Form 10QSB
period 1999-09-30
UINTAH MOUNTAIN COPPER COMPANY
filed 1999-11-19
CIK 862651

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
             For the quarterly period ended: September 30, 1999

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE EXCHANGE ACT OF 1934

                   Commission File Number:  0-27019

                      Uintah Mountain Copper Company
      -----------------------------------------------------------------
      (Exact name of small business issuer as specified in its charter)

     Utah                                                     87-0369205
-------------------------------                           --------------------
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                            Identification No.)

        341 South Main Street, Suite 401, Salt Lake City, Utah 84111
     -------------------------------------------------------------------
     (Address of principal executive offices)                  (Zip Code)

                                (801) 530-1045
                        -------------------------------
                           (Issuer telephone number)

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

        Yes [X]  No [ ]     Yes [X]  No  [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 12,075,985 shares of its $0.10 par value common stock as of November 15, 1999.

Transitional Small Business Disclosure Format (check one) Yes [ ] No [X]

                           ITEM 1. FINANCIAL STATEMENTS

                          UINTAH MOUNTAIN COPPER COMPANY
                           (A DEVELOPMENT STAGE COMPANY)
                             Condensed Balance Sheets

                                             (Unaudited)
                                            September 30,       December 31,
                                                1999                1998
                                            -------------       ------------
ASSETS

CURRENT ASSETS
 Cash                                         $      135          $      112
                                              ----------          ----------
  TOTAL CURRENT ASSETS                               135                 112

FIXED ASSETS:
 Furniture and fixtures                            4,460               4,460
 Vehicles                                          2,900               2,900
 Leasehold improvements                            1,160               1,160
 Less: Accumulated Depreciation                   (8,085)             (7,476)
                                              ----------          ----------
                                                     435               1,044
OTHER ASSETS
 Mine development                                 80,847              78,159
                                              ----------          ----------
  TOTAL ASSETS                                $   81,417          $   79,315
                                              ==========          ==========

LIABILITIES AND EQUITY

CURRENT LIABILITIES
 Accounts payable                             $   25,486          $   25,486
 Bank overdraft                                     -                  6,430
 Accrued expenses                                  5,076                -
 Accrued salaries                                507,550             481,300
 Income taxes payable                                100                 100
 Notes payable - related entities                  2,253               2,584
 Accrued interest                                226,202             182,897
                                              ----------          ----------
  TOTAL CURRENT LIABILITIES                      766,667             698,797

NOTES PAYABLE - RELATED ENTITIES                 243,018             213,659

SHAREHOLDER EQUITY:

 Common stock                                  1,207,598           1,207,598
 Additional paid-in capital                      257,518             257,518
 Retained Earnings                            (2,393,384)         (2,298,257)
                                              ----------          ----------
   Total Shareholder Equity                     (928,268)           (833,141)
                                              ----------          ----------
TOTAL LIABILITIES & SHAREHOLDERS
EQUITY                                        $   81,417          $   79,315
                                              ==========          ==========


  The accompanying notes are an integral part of the financial statements.

                          UINTAH MOUNTAIN COPPER COMPANY
                           (A DEVELOPMENT STAGE COMPANY)
                             STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                                              From Inception
                              Three Months    Three Months    Nine Months     Nine Months     on January 28,
                                  Ended          Ended          Ended           Ended         1946 through
                              September 30,   September 30,   September 30,   September 30,   September 30,
                                  1999            1998             1999           1998            1999
                              -------------   -------------   -------------   -------------   -------------
REVENUE
 Sales                        $       -       $     -         $    -     $            -       $       -
 Cost of sales                        -             -              -                  -               -
                              -------------   -------------   -------------   -------------   -------------
  GROSS PROFIT                        -             -              -                  -               -

OPERATING EXPENSES
 Depreciation                           203             383             609           1,149           8,085
 General and administrative          22,290          28,288          51,214          90,258       2,158,976
                              -------------   -------------   -------------   -------------   -------------
TOTAL OPERATING EXPENSES             22,493          26,671          51,823          91,407       2,167,061

OPERATING INCOME (LOSS)             (22,493)        (28,671)        (51,823)        (91,407)     (2,167,061)
OTHER INCOME (EXPENSES)
 Interest income                          1              15               1              15             579
 Interest expense                   (14,266)        (12,797)        (43,305)        (37,852)       (226,202)
                              -------------   -------------   -------------   -------------   -------------
TOTAL OTHER INCOME (EXPENSES)       (14,265)        (12,782)        (43,304)        (37,837)       (225,623)
 Income before income taxes         (36,758)        (41,453)        (95,127)       (129,244)     (2,392,684)
 Income tax expense (benefit)          -               -               -               -                700
                              -------------   -------------   -------------   -------------   -------------

NET INCOME (LOSS)             $     (36,758)  $     (41,453)  $     (95,127)  $    (129,244)  $  (2,393,384)
                              =============   =============   =============   =============   =============
Weighted average shares
outstanding:
 Basic                         $  12,075,985   $  12,026,985   $  12,075,985   $  12,026,985
 Diluted                       $  12,075,985   $  12,026,985   $  12,075,985   $  12,026,985
                               =============   =============   =============   =============
 Net income per share:

 Basic                              Nil             Nil             Nil             Nil
 Diluted                            Nil             Nil             Nil             Nil



   The accompanying notes are an integral part of the financial statements.

                          UINTAH MOUNTAIN COPPER COMPANY
                           (A DEVELOPMENT STAGE COMPANY)
                             STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                                               From Inception
                                                               on January 28,
                                         For the nine months    1946 through
                                         ending September 30,   September 30,
                                          1999         1998         1999
                                      -----------  -----------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net loss                             $   (95,127) $  (129,244) $ (2,393,384)
 Adjustments to reconcile net
 earnings to net cash flows
 from (used by) operating
 activities:
 Depreciation                                 609        1,149         8,085
 Effect of Accounting Change
  Changes in operating assets
   and liabilities:
  Increase in deferred charges             (2,688)     (10,000)      (80,847)
  (Decrease)increase in accounts payable        -        4,582        25,486
  (Decrease) increase in income
  taxes payable                                 -            -           100
  Increase (decrease) in accrued expenses   5,076            -         5,076
  Increase (decrease) in accrued salaries  26,250       35,850       507,550
  Increase in accrued interest             43,305       37,493       228,202
                                      -----------  -----------  ------------
      Net cash flows used by
      operating activities                (22,575)     (60,170)   (1,707,732)
                                      -----------  -----------  ------------

CASH FLOWS FROM INVESTING ACTIVITIES
 Purchase of property and equipment             -            -        (8,520)
                                      -----------  -----------  ------------
  Net cash used by investing
  activities                                    -            -        (8,520)
                                      -----------  -----------  ------------
CASH FLOWS FROM FINANCING ACTIVITIES
 Common stock issued for cash                   -       42,500     1,387,756
 Proceeds from (payments on)
  long-term debt-related entities          29,028       18,831       322,631
 Proceeds from(payments) on bank overdraft (6,430)           -             -
                                      -----------  -----------  ------------
  Net cash flows from financing
   activities                              22,598       61,331     1,710,387
                                      -----------  -----------  ------------

NET INCREASE (DECREASE) IN CASH                23        1,161           135

CASH AT THE BEGINNING OF PERIOD               112          526             -
                                      -----------  -----------  ------------
CASH AT END OF PERIOD                 $       135  $     1,687  $        135
                                      ===========  ===========  ============

   The accompanying notes are an integral part of the financial statements.

                          UINTAH MOUNTAIN COPPER COMPANY
                           (A DEVELOPMENT STAGE COMPANY)
                    Notes to the Unaudited Financial Statements
                                September 30, 1999

NOTE 1- CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 1999 and 1998 and for all periods have been made.

Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's audited financial statements included in its registration statement on Form 10KSB. The results of operations for the periods ended September 30, 1999 and 1998 are not necessarily indicative of the operating results for the full years.

          ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND RESULTS OF OPERATIONS
General
---------
Uintah Mountain Copper Company, a Utah corporation, (the "Company") was formed on January 30, 1946. The Company has been developing mining claim, known as, the Sunshine Quartz/Hematite Claims located in the Ashley National Forest of Duchesne County, Utah. The mining claims consist of 30 unpatented load claims. Principal ore found on the 30 unpatented load claims is a high-grade hematite (iron oxide) ore. The Company has been developing these claims with the intent of marketing the unique ore in the specialty natural pigments market.

The first five claims, namely the Sunshine Quartz Mine Nos. 1-5 were located in 1936 and placed in the Company's ownership when the Company was incorporated. Thirty-one additional claims, namely Hematite Nos. 1-31 were located in 1977. In 1989, all claims were reclaimed by the Company. Eight claims (Hematite 10, 11, 12, 13, 14, 25 & 26) were dropped in 1993 due to new federal filing requirements and a geologic re-evaluation of the properties. In 1995, Hematite Nos. 25 and 26 were re-filed. All claims have been legally filed with Duchesne County, State of Utah, and the Bureau of Land Management. Net profit royalties of 10% are due to Mid American Minerals, Inc., a Utah corporation. (See certain transaction).

Through the end of 1997, the Company held special use permits for a 5-acre mill and mining camp site and a 6.5-mile access road to, and on, the claims. As of 1998, the use of these facilities has been made part of the Company's approved continuing Plan of Operation on file with U.S. Forest Service, ("Forest Service") so that annual permitting will no longer be required. The present Plan of Operation for development activities at this site has been on file with the Forest Service since 1996 and is currently active.

The Company's prior activity has been focused on the development and exploration of its mining claims, as well as, the testing of the ore samples and refinement of the samples into potential products. This activity has been time consuming particularly since the Company's mine is located in a region of Utah that is not accessible, at this time, during the winter months. This allows the Company only a limited operating window after the snow melts and before the first snow falls.

The Company has completed its initial exploratory drilling and laboratory testing programs on its claims and is ready, pending financing, to commence the mining and milling of ore. The Company still needs financing to complete the mill and provide initial working capital to fund mining operations until revenue is produced from the mined ore. The Company estimates that it will need $1,500,000 to complete the mill and provide initial working capital.

Plan of Operation
-----------------
The Company intends to continue to perform development work, marketing activities and claim support operations through the summer of 1999, and pending funding commence construction on a mill. The Company does not anticipate extensive mining operations in 1999 and likely will not have any revenue.

Once the EA is complete in 1999, the Company will be able to begin more extensive development operations in 2000.

The Company has relied on its officers and directors to perform work and testing on the mine. When needed, the officers and directors have provided funds to offset the cost of exploratory drilling and laboratory testing. The Company has also relied on the limited sale of its securities to fund operations. It is anticipated that the officers and directors of the Company will continue to provide the work and funding support to continue with claim maintenance and exploratory drilling. The officers and directors do not have the funds to provide the $1,500,000 needed to construct a mill and commence full scale mining operations. The Company intends to seek, initially, traditional banking arrangements to fund the mill construction. If the Company is unable to obtain debt financing, the Company will investigate selling its securities to raise the capital needed to fund the mill and mining operations.

The Company is hopeful that it will be able to have the mill completed by the summer of 2000 and commence development/mining operations. If the Company is unable to keep to this time schedule, it is possible that revenues could not be received by the end of 2000. The Company has sent out samples of its potential product to multiple users of high quality pigments and received positive responses from potential buyers. The buyers can not make any definitive commitments, at this time, until the Company has the funds to complete the mill and can provide a time table for the delivery of product.

Liquidity and Capital Resources
-------------------------------
As of September 30, 1999, the Company had a negative working capital deficit of $766,532. Current Assets were only $135 requiring the officers and directors of the Company to continue to use their own funds to keep the Company operating. The current liabilities of the Company at September 30, 1999, were $766,667, which primarily consist of accrued salaries to the officers of the Company of $507,550 and interest on related parties notes of $226,202. The Company's financial position has not changed significantly from prior quarters other than current assets continue to decline as funds are needed to pay operating expenses.

All of the officers and directors have agreed to allow the Company to continue to accrue their salaries until sufficient revenue is produced to pay ongoing salaries, as well as, back salaries. Additionally, the notes payable are to the same officers and directors who have agreed to delay the payment of the notes and related interest until sufficient revenue is produced to allow for such payments. As of December 31, 1998, the Company owed a total of $228,535 to the estate of Mike Kandaris, 138,897 to Peter Kandaris and $185,196 to Pam Kandaris-Cha. Even with these understandings among the officers and directors, the Company still does not have enough funds to pay existing obligations and in addition to those amounts owed related parties, the Company must pay approximately $30,662 in current liabilities to third parties.

The Company's management believes the Company will be able to continue in business but will not be able to generate revenue until it is able to raise additional capital to fund the mill construction and initial working capital need. Management estimates that it will require $1,500,000 in additional capital to move the Company into a position to generate revenue. The Company will initially seek capital from traditional debt financing. If debt financing is unavailable, the Company will probably try to sell its securities in private transactions to generate the required funds. If the Company has to sell its securities, current shareholders would probably suffer substantial dilution, given the Company's current financial conditions. There also can be no assurance that the Company will be able to obtain the needed capital and will not generate any future revenue.

Results of Operations
---------------------
The Company has not generated any revenue since its inception in 1946. All activities have been focused on the obtaining of claims, developing the claims and in preparing the claims to commence mining operations. The Company funding constraints have slowed progress on developing the mining operations and significant efforts did not commence until 1994. The Company is hopeful that with a capital infusion, it will be able to commence mining operations.

The Company continues to incur expenses to keep the mining site open, comply with environmental regulations and complete studies on the iron ore. For the nine months ended September 30, 1999, the Company incurred $51,214 in general and administrative expense and had an operating loss of $51,823 with a net loss of $95,127 with interest expenses of $43,304. For the three months ended September 30, 1999, the Company had a net loss of $36,758 which was slightly lower then the $41,453 net loss for the three months ended September 30, 1998.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         None

ITEM 2.  CHANGES IN SECURITIES

         None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

ITEM 5.  OTHER INFORMATION

         None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (a)  Exhibits.
         ----------

         27  Financial Data Schedule

    (b)  Reports on From 8-K.
         --------------------

         None

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   Uintah Mountain Copper Company


Dated:  November 19, 1999          By: /S/Pamela Kandaris-Cha, Principal
                                   Accounting and Chief Financial Officer