Form 10KSB
period 1999-12-31
UINTAH MOUNTAIN COPPER COMPANY
filed 2000-04-13
CIK 862651

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-KSB
(Mark One)
  [x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended       December 31, 1999
                                     -----------------
  [ ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from ________ to __________

                Commission File Number       0-27019
                                            ----------

                         Uintah Mountain Copper Company
              --------------------------------------------------
              (Exact name of registrant as specified in charter)

        Utah                                         87-0369205
------------------------------                 -------------------------
State or other jurisdiction of                 (I.R.S. Employer I.D. No.)
incorporation or organization

341 South Main Street, Suite 401, Salt Lake City, Utah           84111
--------------------------------------------------------------- ---------
(Address of principal executive offices)                       (Zip Code)

Issuer's telephone number, including area code (801)530-1045
                                               ---------------
Securities registered pursuant to section 12(b) of the Act:

Title of each class                 Name of each exchange on which registered
        None                                             N/A
------------------                  -----------------------------------------

Securities registered pursuant to section 12(g) of the Act:

                    Common Stock, par value $0.10 per share
                    ----------------------------------------
                             (Title of class)

  Check whether the Issuer (1) filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
(1)  Yes [X]  No [ ]  (2)  Yes[X]  No  [ ]

  Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form
10-KSB or any amendment to this Form 10-KSB.    [X]

  State issuer's revenues for its most recent fiscal year: $-0-

  State the aggregate market value of the voting stock held by nonaffiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days: The Company does not have an active trading market and it is, therefore, difficult, if not impossible, to determine the market value of the stock. Based on the bid price for the Company's Common Stock at April 7, 2000, of $0.281 per share, the market value of shares held by nonaffiliates would be $2,099,436.

  As of April 7, 2000, the Registrant had 12,075,985 shares of common stock issued and outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

     List hereunder the following documents if incorporated by reference and the part of the form 10-KSB (e.g., part I, part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or other information statement; and (3) Any prospectus filed pursuant to rule 424(b) or (c) under the Securities Act of 1933: NONE

                                    PART I

                      ITEM 1. DESCRIPTION OF BUSINESS

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
-------------------------------------------------

     This periodic report contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to the financial condition, results of operations, business strategies, operating efficiencies or synergies, competitive positions, growth opportunities for existing products, plans and objectives of management. Statements in this periodic report that are not historical facts are hereby identified as "forward-looking statements" for the purpose of the safe harbor provided by Section 21E of the Exchange Act and Section 27A of the Securities Act.

Corporate History
-----------------

     Uintah Mountain Copper Company, a Utah corporation, (the "Company") was formed on January 30, 1946. The Company has been developing mining claims, known as, the Sunshine Quartz/Hematite Claims located in the Ashley National Forest of Duchesne County, Utah. The mining claims consist of 30 unpatented load claims. Principal ore found on the 30 unpatented load claims is a high-grade hematite (iron oxide) ore. The Company has been developing these claims with the intent of marketing the unique ore in the specialty natural pigments market.

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

CLAIMS DEVELOPMENT
------------------

     Uintah Mountain Copper Company is currently developing 30 unpatented lode mining claims in the Ashley National Forest of northeastern Utah. The Sunshine Quartz/Hematite Claims project is located about 25 miles northwest of Duchesne, Utah, in Township 2 North and Range 6 West, Sections 10, 14, 15 and 16, and is directly west of Moon Lake in the Slate Creek Canyon region. A 6.5 mile unimproved graded access road designed by the Forest Service and built by the Company nearly 20 years ago extends directly from the company's 5-acre camp site to the ore body. The original mine diggings are at the 10,200 to 10,400-foot elevation, with surface outcrops of high-grade hematite ore (ferric iron oxide) observable intermittently along 600 feet of exposures adjacent to the access road, and over an additional 1500 feet of hillside. Approvals necessary for continued development have been obtained.

     Portions of the original five Sunshine Quartz claims have been periodically mined for hematite pigment since they were originally located in 1936. Until 1994, mineral and geologic evaluations had been performed based upon examination of surface outcrops and limited, widely spaced bore holes. During 1994 and 1995, an intensive exploratory drilling program was initiated to begin proving the extent of mineable hematite ore reserves within the claims. The goal was to identify enough high grade ore to justify continued exploration work and establish methods for future mine development.

     In 1994, the Company contracted for a specialty drilling firm to carry out a nearly $200,000 exploratory drilling program on 3 of the Company's 30 claims. From August through September 1994, core samples were obtained from 23 drill holes, with 963 linear feet of drilling directly on or into the hematite ore body via a highly mobile portable rig system. This work was performed along a limited 600-foot exposed ore outcrop. In August and September 1995, 13 additional core holes were drilled to provide infill data for the 1994 program, to extend the known quantity of hematite ore for an additional 100 feet of exposure, and to begin the preliminary evaluation of other outcrops. All borings were logged by an independent registered professional geologist, with hole elevations, angles and locations surveyed. Cores from drilling were photographed, boxed, and sampled.

     This exploratory work extended the knowledge of the hematite deposit by
(a) identifying an additional 1500 feet of surface exposure for future exploratory drilling, and (b) providing data to locate the ore body perimeter and the depth of ore-bearing strata (which varies from 7 to 20 feet thick) for accurate ore deposit calculations.

     Development work at the claims site has progressed from the exploratory prospecting phase to small-scale prototype mining projects. In January 1996, the Company submitted a multi-year, multi-phase test pit and reclamation development plan to the Forest Services for evaluation and inclusion as part of the Company's continuing Plan of Operation for the Sunshine Quartz/Hematite Claims project.

     The phased development plan is intended as a series of small-scale projects to provide an abundance of economic and environmental data while being environmentally independent of future mining activities. Test pit work also creates the necessary raw material for initiating pilot plant refining operations. Continuous reclamation is an important component of test pit development work, where all disturbed areas are reclaimed in conjunction with ore removal activities. No spoils or tailings are created by this unique process and total disturbed surface areas are minimized. The goal is to develop methods that diminish long-term reclamation needs and natural resource impacts. Information from this program is required to allow a thorough evaluation of the full mining potential and impacts of the project.

     The first phase of the three-phase plan was approved and a small exploratory test pit was excavated and reclaimed during the Summers of 1996 and 1997. Approximately 107 tons of various grades of hematite ore were excavated from a 60 square yard area, with 46 tons of medium to high-grade ore hauled from the site to the Company's consultant laboratory facilities in Lehi, Utah. Ore tonnage and quality in the pit were carefully measured and recorded during this work, with the results comparing favorably with the drill-predicated estimates. Reclamation activities commenced immediately upon completion of test pit excavation and the entire test area was re-seeded prior to snowfall in 1997. A 23-page engineering analysis report has been prepared by the Company to detail the work and results. This report has been made part of the Company Plan of Operation on file with the Forest Service.

     The Company received approval from the Forest Service for a modified 1998 Phase II development plan that include the following activities:

- 7 tons of medium to high-grade ore and 55 tons of medium to low-grade ore left on site from Phase 1 test pit work were excavated and stockpiled with local rock and soil materials used for additional pit reclamation to compensate for these ore removal activities.

- 50 to 75 tons of sample ore were excavated from an outcrop adjacent to the road and stockpiled.

-    1997 reclamation measures were evaluated.

     A larger test pit is planned for the last phase in this development program. Revisions are based upon comments from Forest Service technical personnel and new engineering calculations have been submitted for approval. This final work phase will also include the following activities:

- Test ore handling methods (such as conveyor systems) that reduce future mining costs and lessen natural resource impacts.

- Expand exploration activities on the undeveloped areas of the claims. This work will not require construction of new access on to the claims. Drilling by portable rigs and geophysical surveys may be included as part of the work scope.

     Test pits are designed to simulate mining and reclamation activities in a controlled location and manner while verifying the deposit geologic structure model developed from the drilling programs. Details of all phases of the proposed test work have been prepared and submitted to the Forest Service, and are available for review.

      Since the final phase of development is of larger scope, the Forest Service has determined that they will require a more detailed environmental evaluation. Consequently, the Company and the Forest Service have committed to performing an Environmental Assessment ("EA") for future phases of project development. The EA was initiated in the fall of 1998 by the Forest Service with field studies and scoping documents planned for completion in 2000. The EA is scheduled for completion prior to final Phase III test pit work in the summer of 2000. The Forest Service will pay for all costs of the EA.

     In the fall of 1998, EA field studies were expanded with Forest Service concurrence to include broader areas of the claims. This was done to facilitate future Environmental Impact Statement field work (EIS). The EIS field studies for the 10-year mining area will be done simultaneously with the EA since the total area for the final development phase and anticipated future mining includes only about two-thirds of an acre. This expansion of the field work will give the Forest Service a better idea of the cumulative effects of probable future operations.

     In prior years, all development work was annually bonded by the Company to guarantee the completion of necessary reclamation. The Forest Service has never needed to utilize reclamation bonds and has always returned these securities to the Company after completion of annual work. For 1998 and beyond, the Forest Service has decided that the Company's project should have both long-term and annual bonding to provide more continuity from year-to-year. Both parties are committed (in writing) to having full development work bonding in place prior in 2000.

     The Company has continuously maintained the access road and campsite permits with the Forest Service since the early 1950's. The current 5-acre camp site and 6.5-mile access road have been utilized by the Company via annual special use permits since 1978. As of 1998, the use of these facilities has been made part of the continuing Plan of Operation so that annual permitting will no longer be required. Approval to use these facilities is tied to mining and development activities, extending their use through the life of the project.

     ORE PROCESSING
    ---------------------

     The Company began formal evaluation of ore processing and refining over three years ago. To date, the Company has spent over $100,000 in development of processes to upgrade and expand the market potential of their already high-grade hematite pigment product.

     The need for an improved ore milling process was identified during core drilling and sampling activities in 1994-95. Along with known high-grade ore deposits resided tens of thousands of tons of medium to low-grade ores of lesser market potential. Instead of wasting this possible resource, the Company resolved to embark on a program to separate all grades of iron oxide from host minerals. In-place refining technologies such as heap leaching were not considered feasible because of the deposit's location in a national forest. It was decided that the Company should develop a proprietary process that would allow all marketable ore to be hauled off-site to a company-owned mill for concentrating. The refining process needed to be self-contained and incorporate state-of-the-practice recycling technologies.

     Initial bench tests on the Company's refining concepts were performed in 1995. This work identified simple acid reduction and floatation of fine pigment residue as the most probable method to significantly upgrade raw hematite ore. A series of grinding and floatation bench tests were done, with the pigment residue from all grades of raw hematite ore improved to more than 90% pure iron oxide. A larger sample of 76% iron oxide raw ore treated by the same processes (including washed sieving of fines) upgraded to 97.5% pure iron oxide. Initial measurement indicated a high recovery rate of approximately 80% of available hematite ore.

     Results of the small scale bench tests were then utilized to define probable production equipment needs and develop preliminary processes for pilot testing. In late 1996, engineers were hired to assess these initial tests and develop a plan for piloting the refining process. Prototype schematic plans of a possible plant and process were advanced, with the consultant recommending pilot work be done by a full-service metallurgical firm with in-house equipment and expertise in minerals process piloting.

     The Company hired a contract research and development organization specializing in metallurgical and mineral processing test work and consultant services in 1997. Because of the consultant's minerals experience and their 4 acres of extensive laboratory and pilot plant facilities, a phased contract for large-scale bench testing and pilot process work was agreed upon and the most intensive ore mill testing to date commenced.

     After 2 years of laboratory testing, a 1/2-ton pilot run was initiated to identify equipment parameters, define product quality and provide sample product. A report was issued in the spring of 1999 and sample products were made available to the Company soon after. The pilot program report noted that the application of identified separation techniques resulted in final pigment qualities that matched or exceeded the quality of other natural iron oxide pigment grade currently on the market. Use of attrition scrubbing, sieve sizing and magnetic separation were effective in upgrading the iron oxide content. Items requiring further investigation included silica floatation, foam control during carbonate digestion, acid consumption, and trace metal content reduction.

     Additional product characterization work has been performed in 1999 by the University of Missouri-Rolla Coatings Institute. This work remains on-going.

Operations
----------

     The Company's business objectives are to mine and mill high grade hematite (iron oxide) ore for use in the specialty natural pigment market. The Company's primary focus has been on the development of its mine site, taking initial mineral samples and designing its milling and mining operation. The Company completed an extensive $200,000 exploratory drilling program in 1994 and 1995. This drilling program identified 54,000 tons of proven iron oxide ore deposit within 3 claims. A summary geologic report prepared from the drill data and all other sources of information also identifies 73,000 tons of probable iron oxide deposit and upwards of 750,000 tons of estimated ore deposits.

     Upon completion of drilling, a multi-year, multi-phased test pit reclamation and development plan was commenced in 1996. Initial phases of the plan have resulted in excavation of over 100 tons of raw ore and hauling of 46 tons of medium to high-grade ore from the site to the Company's consultant laboratory facilities. Further development work will continued in 1999 to remove additional ore for refining and analysis. The first part of a small-scale on-site reclamation project was also completed in 1997 at the site and will continue to be monitored so that environmentally sound reclamation techniques can be fully developed.

     Market evaluations indicate that up to 500 tons of final product can be absorbed by identified market segments. To more precisely define plant size and initial production needs, the Company embarked on a preliminary marketing campaign in the late spring of 1999, soliciting interest from companies worldwide. Product brochures and samples developed from the pilot plant work have been distributed to specialty users who value the hues and characteristics of natural pigments. A number of small to large pigment users are presently evaluating the Company's products for their applications.

     The Company is nearing the point that it will have the necessary approvals to commence mining operations. Prior to this time, however, the Company will have to begin construction of a mill. The Company has completed the preliminary design of its mill but needs additional financing prior to preparation of final plans and commencing construction.

     The Company has hired Jacob's Engineering, Mining Corporation, (Denver, Colorado office) to perform pigment plant and feasibility study engineering services for its' Sunshine Q Vartel Hematite. Jacob's has extensive experience with mining and construction management. Once this study is complete, the Company will be able, in the summer of 2,000, begin plant construction subject to financing.

     The Company has also reached an agreement with the State of Utah School and Institutional Trust Lands Administration on a two (2) acre pigment plant site to be locates south of Price, Utah at its new industrial park. The site provides the Company with a modern facility, access to transportation and utilities and space for long term growth.

     The Company is now hopeful, with positive feedback from potential buyers, that it will be able to obtain the necessary financing to complete its mill site and commence mining operations. The Company intends to pursue traditional debt financing, if possible, and to this end, has contacted several local and regional banks about providing loans for its mill. The Company anticipates that it will cost approximately $1,500,000 to complete the mill site and commence mining operations. If traditional debt financing is not available, the Company will potentially pursue the sale of securities to raise the necessary funds. There can be no assurance that the Company will be able to obtain the necessary funds to commence mining and milling operations.

Competition and Markets
-----------------------

     The Company's products are iron oxide ore pigments. The pigments are used in cosmetics, artist paints, electronics, magnetic storage products and multiple other uses including steel coating materials. The Company hopes to establish itself in a niche specialty market linked to growing consumer trends for natural color pigments, where higher than average values for products could be achieved and where competition is limited. To this end, the Company began to focus on markets that would desire its product for its natural characteristics and uniqueness of color. The Company is marketing its iron oxide pigments under the product name Uintah Red(tm). Laboratory and pilot plant studies indicate that Uintah Red(tm) will result in at least one pigment that will be equal to or exceed current products in terms of purity and meet the standards of the paint and cosmetic industries. Upon successful completion of development work, the Company plans to produce up to 500 tons of finished pigment annually. The Company has also established and internet site to provide greater visibility to its products (www.uintahred.com).

     Prices for natural pigments, particularly red iron oxides, vary significantly based upon quality, color characteristics, marketing and market desire. The specialty artist and craft paint market provides an example of
the prices commanded by natural pigments.   Retail prices from specialty
market end suppliers throughout the United States show natural red iron oxides range from $4.50 to $17.48 per pound, with a numerical average of $9.56 per pound. The Company is hopeful, based upon these prices, to obtain between $2.00 and $10.00 per pound for its various Uintah Red(tm) products.

     In addition to the specialty pigment market, the Company is investigating the use of other minerals and by products from the mine in other applications. Specular hematite (micaceous iron oxide) and silica are the primary residual materials after separation of Uintah Red(tm) pigment. This specular hematite has been used for over a century as a long-term corrosion protection coating for structural steel. This is an expanding market as new environmental laws limit the use of some synthetically based protection products.

     The Company use of continuous reclamation techniques, mining methods that produce no tailings and zero-waste refining methods are also part of the marketing strategy. A number of potential customers in the natural pigments market (natural cosmetics manufacturers, in particular) place special value on companies that utilize these environmentally-sound production methods.

     The Company hopes that the quality of its Uintah Red(tm) will allow it to enter into the specialty niche market were there is currently enough demand, which is increasing, to cover the competing products. The competition in the natural pigment market is based on quality of the product. The Company feels its product Uintah Red(tm) is of equal or superior quality to that of any other natural pigment on the marketplace; however, until the Company starts mining and refining its products, there will continue to be uncertainty around the quality of the products produced from the Company's claims.

Government Regulation
---------------------

     The Company is subject to numerous regulations on mining and refining its products. The Company must comply with Forest Service regulations on mining and reclamation. The Company must submit all plans for its mining operation, development and exploratory work to the Forest Service which must review and approve all mining operations prior to work commencing. Since future phases of development on the mining location are of a larger scope, the Forest Service has determined that they will require a more detailed environmental evaluation. Consequently, the Forest Service will perform an environmental assessment for future phases of project development. Based on commitments by the Forest Service, the Company intends on having this assessment completed in time for planned development activities in 2000.

     In prior years all development work was annually bonded by the Company to guarantee the completion of necessary reclamation. The Forest Service has never needed to utilize reclamation bonds and has always returned these securities to the Company after completion of the annual work. For 1998 and beyond, the Forest Service is requiring the Company to maintain long-term and annual bonding to provide more continuity from year to year. The Company has continuously maintained access road and campsite permits with the Forest Service since the early 1950's. The current 5-acre camp site and 6.5 mile access road have been utilized by the Company via annual special use permits since 1978. As of 1998, the use of these facilities has been made part of the continuing Plan of Operation with the Forest Service so that annual permitting will no longer be required. Approval to use these facilities will now be tied to mining and development activities, extending their use through the life of the project. Presently, the Company has complied with all requirements for its claims and mining operations and considers these requirements highly important to the success of their marketing strategy. Management of the Company does not anticipate any problems with further regulations and will continue to work with the Forest Service to assure no regulatory problems.


Employees
---------

     The Company has no employees other than its president, Peter Kandaris and chief financial officer, Pam Kandaris-Cha. (See "Directors and Executive Officers.")


Offices
-------

     The Company's principal executive offices are located at 341 South Main Street, Suite 401, Salt Lake City, Utah 84111. These offices are rented pursuant to a month to month lease. The monthly lease amount is $ 508.30. The Company believes that the above facilities are adequate for the foreseeable needs of the Company.

                  ITEM 2. DESCRIPTION OF PROPERTIES

     Uintah Mountain Copper Company is currently developing 30 unpatented lode mining claims known as the Sunshine Quartz/Hematite Claims project in the Ashley National Forest of northeastern Utah. (See: Item 1, Description of
Business:  "Claims Development" and "Exploratory Work").

     Facilities needed to support the claims development work include the 6.5 mile access road and camp site. Beginning in 1978 and through the end of this year, the Company has maintained and paid for continuous use of these facilities via annual special use permits. Beginning in 1998, support facilities to be used by the Company in the Ashley National Forest should be made part of the active Operating Plan filed with the Forest Service and no special use permits will be required for future continued use.

     In 1978, the Company exchanged grandfathered permits (originally established in the early 1950's) on a camp site near Moon Lake, Utah and a well-established access road (heavily used by recreationists for entry to the High Uinta's Wilderness Area in Utah) for the present camp and road locations. These new support facilities locations were selected by the Company specifically for use by the Company in their development of the Sunshine/Hematite Claims. A new road route was engineered by the Forest Service to the claims site and the road was paid for and constructed by the Company in 1979-80. The Company has paid for all road and camp maintenance. The Forest Service conducts periodic reviews to determine the condition and maintenance of both facilities. The most recent reviews by the Forest Service indicate that both facilities are in compliance with reliant resolutions.

     The road is approximately 6.5 miles in length and varies from 15 to 30 feet in width within a 30 foot right-of-way. Even though the road is part of the Forest Service system, maintenance continues to be paid for and performed by the Company and will continue as long as an active permit or written authorization for use on claims development is in force. The Company's annual activities on the road occur from June through October, depending upon spring snowmelt/runoff and winter snowfall. The road is of adequate size and grade for travel by heavy equipment trailer trucks and 10 wheel dumps needed to support the proposed development activities. No substantial road improvements are anticipated for future activities by the Company.

     The mine camp site is 5 acres and is adjacent to the access road. Distribution telephone and electric lines cross through the site. The camp is occupied only during times of claim development activity, with portable tent and self-contained trailers used to house personnel. Domestic water is brought to the site as needed in small portable tanks or 5-gallon containers. Sewage is generally controlled in portable trailer stands as needed. The camp provides a location for proposed sample ore transfer from short-haul dumps to long-haul trailers, with clean and quiet power available for operation of future portable conveyor systems. Safety of the development operations is enhanced by the telephone line at the site (cellular phones are operable in only a few locations of the canyon). The camp also provides a safe place for daily operation and safety tailboard meetings, refuge from frequent storms, reliable temporary personnel housing facilities, and safe temporary materials and equipment storage location.

Ore Reserves
------------

     Drilling, geologic and assay programs provide a detailed characterization of a portion of the Sunshine Quartz/Hematite Claims ore body and establish proven deposits. The small-scale test pit program provides an abundance of economic and environmental data to give a thorough evaluation of the mining and reclamation potential of the project. The exploration and development work along with preliminary marketing of products are used in concert to develop ore reserve estimates (that part of the mineral deposit which can be economically and legally extracted). When used herein the term "reserve" means that part of a mineral deposit which could be economically and legally extracted or produced at the time of the reserve determination. The term "proven reserves" herein refers to reserves for which (a) quantity is computed from dimensions revealed in outcrops, trenches, workings or drill holes; grade and/or quality are computed from the results of detailed sampling and (b) the sites for inspection, sampling and measurement are spaced so closely and the geologic character is so well defined that size, shape, depth and mineral content of reserves are well-established. The term "probable reserves" refers to reserves for which quantity and grade and/or quality are computed from information similar to that used for proven reserves, but the sites for inspection, sampling, and measurement are farther apart or are otherwise less adequately spaced. The degree of assurance, although lower than that for proven reserves, is high enough to assume continuity between points of observation.

     The most recent geologic evaluation identifies 54,363 tons of drill proven ore deposit within 3 of the Company's 30 claims. Company analysis indicates the overburden to ore ratio in these drilled areas varies from 0 for surface exposures up to 10 at deeper drill holes, with an average value of
2.65. To date, the on-going test pit work shows that (at a minimum) near surface ore can be economically extracted and the surrounding area economically reclaimed. Near-surface ore is the iron oxide-bearing rock that can be extracted with small to intermediate track-mounted equipment to a depth of 30 to 50 feet below ground surface. The analyses identify just under one half of these drill-proven deposits as proven reserve, or 20,436 tons of raw ore. This value will be upgraded as future planned phases of the test pit project are completed.

     Probable reserve estimates show an additional 52,564 tons of raw ore. This value includes 33,927 tons of drill-proven ore deposits from non-near surface sources and deposits determined from widely-spaced deep drill holes, and 18,637 tons from geologic evaluations of surface exposures in adjacent areas of the claims yet to be drilled.

     Raw ore quality in proven reserves has also been evaluated and ranges from 11% to 90% ferric iron oxide. Analysis of ore samples assayed by Kimball Laboratories shows the mean purity at 37.67% +/- 27.78% for ungrouped samples and 56.2% +/- 21.9% for grouped samples. Analysis of verification testing performed on additional samples by Bondar Clegg Laboratories showed a mean purity of 44.38% +/- 15.6% on grouped samples. Separate analysis performed by the Company combine these laboratory analyses with a visually estimated hematite content index record used by consultant geologists during core logging. Through this analysis, average deposit purity was calculated at 26% ferric iron oxide. Pilot plant metallurgical balance analysis notes a 62.8% total iron oxide mineral recovery through use of identified separation processes. Total marketable product recovery from raw ore is 85% and is distributed between three final products. Based on these results and previous bench-scale ore processing work the Company estimates a product recovery rate after benefaction of 80 to 85%. Using these values and an average deposit purity of 26% ferric iron oxide, the Company estimates that an average of one ton of final products results from every five tons of raw ore processed, or 2,500 tons of raw ore produces 500 tons of final products.

     Marketing of the three products that result from separation processes is on-going and is needed to verify economic viability of each product. The Company has determined that annual sales of up to 500 tons of final products is achievable since this value incorporates less than 3% of the domestic US consumer's market for natural red iron oxides. Present ore extraction, benefaction and reclamation methods used in pilot work and/or tested by the Company along with estimated company operating costs show the break-even price of products to be approximately $1.00 per pound. Initial reviews of the mining and processing costs of other natural iron oxide producers indicates that the Company's costs will be higher than those seen by a number of other natural iron oxide producers. The Company is, therefore, focusing on high priced specialties market to compensate for the planned additional expenses. For the most part, costs are higher because of the Company's commitment to forest environment preservation and the development of zero-waste refining methods that utilize all pigment and by-products. Funds derived from possible sales of by-products could reduce future operating costs, but are not included in these cost analyses.


                        ITEM 3. LEGAL PROCEEDINGS

     None.

     ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

     No matters were submitted to a vote of shareholders of the Company during the fourth quarter of the fiscal year ended December 31, 1999.

                                PART II

     ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's Common Stock is quoted on the National Association of Securities Dealers Electronic Bulletin Board under the symbol ""UTMC." Set forth below are the high and low bid prices for the Company's Common Stock for the last three quarters. Although the Company's Common Stock is quoted on the Electronic Bulletin Board it has traded sporadically with no real volume. Consequently, the information provided below may not be indicative of the Company's Common Stock price under different conditions. Additionally, the Company's securities were not trading until the last months of 1999.

Quarter Ended             High Bid        Low Bid
-------------             --------        -------
December 1999               $0.09           $0.50


     At April 9, 2000, the bid and asked price for the Company's Common Stock was $0.188 and $0.218 respectively. All prices listed herein reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not represent actual transactions. Since its inception, the Company has not paid any dividends on its Common Stock, and the Company does not anticipate that it will pay dividends in the foreseeable future. At April 9, 2000, the Company had approximately 235 shareholders.

     ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION


Overview
--------

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

Plan of Operation
-----------------

     The Company intends to continue to perform development work, marketing activities and claim support operations through the summer of 2000, and pending funding commence construction on a mill. The Company does not anticipate extensive mining operations in 2000 and likely will not have any revenue unless funding is received.

     Once the EA is complete in 2000, the Company will be able to begin more extensive development operations in 2000.

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

     The Company is hopeful that it will be able to have the mill completed by the late fall of 2000 and commence development/mining operations. If the Company is unable to keep to this time schedule, it is possible that revenues could not be received by the end of 2000. The Company has sent out samples of its potential product to multiple users of high quality pigments and received positive responses from potential buyers. The buyers can not make any definitive commitments, at this time, until the Company has the funds to complete the mill and can provide a time table for the delivery of product.

Liquidity and Capital Resources
-------------------------------

     As of December 31, 1999, the Company had negative working capital of $801,897. Current Assets were only $124.00 requiring the officers and directors of the Company to continue to use their own funds to keep the Company operating. The current liabilities of the Company at December 31,1999, were $802,021, which primarily consist of accrued salaries to the officers of the Company of $516,300 and interest on related parties notes and accrued interest of $240,776.

     The Company's financial position has remained negative. On December 31, 1998, the Company had a working capital deficit of $698,685. The difference in working capital from December 31, 1998, and December 31,1999, is the result of additional accrued salaries, interest and an increase in accounts payable.

     All of the officers and directors have agreed to allow the Company to continue to accrue their salaries until sufficient revenue is produced to pay ongoing salaries, as well as, back salaries. Additionally, the notes payable are to the same officers and directors who have agreed to delay the payment of the notes and related interest until sufficient revenue is produced to allow for such payments. As of December 31, 1999, the Company owed a total of $242,891 to the estate of Mike Kandaris, $164,970 to Peter Kandaris and $285,060 to Pam Kandaris-Cha. Even with these understandings among the officers and directors, the Company still does not have enough funds to pay existing obligations and in addition to those amounts owed related parties, the Company must pay approximately $42,538 in current liabilities to third parties which the Company does not have the ability to pay. The Company's financial statements, reflecting the Company's current financial dilemma, contain a going concern qualification.

     The Company's management believes the Company will be able to continue in business but will not be able to generate revenue until it is able to raise additional capital to fund the mill construction and initial working capital needs. Management estimates that it will require $1,500,000 in additional capital to move the Company into a position to generate revenue. The Company will initially seek capital from traditional debt financing. If debt financing is unavailable, the Company will probably try to sell its securities in private transactions to generate the required funds. If the Company has to sell its securities, current shareholders would probably suffer substantial dilution, given the Company's current financial conditions. There also can be no assurance that the Company will be able to obtain the needed capital and will not generate any future revenue.

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

     The Company continues to incur expenses to keep the mining site open, comply with environmental regulations and complete studies on the iron ore. For the year ended December 31, 1999, the Company incurred $85,117 in general and administrative expense and had an operating loss of $85,929 with a net loss of $144,227. These amounts are similar to those incurred for the prior year ended, except general and administrative expenses decreased from $120,321 to $85,117. The Company was forced to borrow funds to pay for the cost of completing field work and studies on the claims.

     For the year ended December 31, 1998, the Company had a net loss of $173,680. The loss was the result of no revenue and general and administrative expenses of $120,321 and interest expenses of $51,743. The Company anticipates that expenses will remain relatively the same for future years until mining operations can be commenced.


                     ITEM 7.  FINANCIAL STATEMENTS

     The financial statements of the Company are set forth immediately following the signature page to this Form 10-KSB.


         ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE


     The Company has had no disagreements with its certified public accountants with respect to accounting practices or procedures or financial disclosure.

                                PART III


     ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT


     The following table sets forth as of January 12, 2000, the name, age, and position of each executive officer and director and the term of office of each director of the Company.

   Name           Age      Position       Director of Officer Since
   ----           ---      --------       -------------------------
Peter M. Kandaris       41        President, Director           1987
Richard M. Kelly      70        Vice President, Director      1999
Keith Robinson        72        Treasurer, Director           1987
Thomas A. Ronayne, II 39        Secretary                       --
Pamala Kandaris-Cha   42        Chief Financial Officer         --

The term of office of each director is one year and until his successor is elected at the Company's annual shareholders' meeting and is qualified, subject to removal by the shareholders. The term of office for each officer is for one year and until a successor is elected at the annual meeting of the board of directors and is qualified, subject to removal by the board of directors.

Biographical Information
------------------------

     Set forth below is certain biographical information with respect to each of the Company's officers and directors.

Peter M. Kandaris, 41, President and Director, is the Project Engineer, responsible for all technical aspects of site development, permitting, milling and marketing. Mr. Kandaris has been a practicing civil/geotechnical engineer since 1983 for the Salt River Project in Phoenix, Arizona, and is presently the Principal Engineer in charge of Testing Services. He served as Vice

President and a Director of the Company from 1978-1981, and has been President and a Director of the Company since 1987. Mr. Kandaris earned a BS degree from Arizona State University in 1981 and a Civil/Geotechnical Engineering degree from the same institution in 1984. He is member of the International Society of Rock Mechanics and a technical advisor to the Transmission Line Foundation Advisory Working Group for the Electric Power Research Institute. He has also served as a regional director and chairman for the Professional Engineers in Government (Phoenix Branch) and has been a technical affiliate to the Association of Drilled Shaft Contractors. Mr. Kandaris has been a registered professional civil engineer in the State of Arizona since 1985.

Keith Robinson, 72, Treasurer and Director, has extensive experience in the sales and marketing of products produced by the plastics industry and in developing various new plastics and medical products. Mr. Robinson has studied the iron oxide pigments market and has authored numerous market reports for the Company. He currently is the Sales Manager for Drug Packaging, Inc. of O'Fallon, Missouri. He has attended the College of Eastern Utah, the College of the Pacific, Idaho State University and the University of New York.

Thomas A. Ronayne, II, 39, Secretary, assists the Company in coordination of activities at the claims properties and reviews corporate actions. He has also been employed by Utah Power and Light Company since 1981 in construction and collections areas, and is a part-time commercial photographer and night-club manager in the Salt Lake City area. Mr. Ronayne graduated in 1981 with an Associate's degree in Science from the College of Eastern Utah and has attended the University of Utah.

Pam Kandaris-Cha, 42, chief financial officer, since January 1992 was consultant to the Company prior becoming the Company's CFO. Ms. Kandaris is also the president of Mid America Minerals, Inc. Pam Kandaris-Cha is the brother of Peter Kandaris, the president of the Company.

Richard M. Kelly, 70 vice president marketing, is a retired IBM engineer. Mr. Kelly has been retired for over five years. At IBM, Mr. Kelly was manager of program managers. Mr. Kelly received a bachelor degree in industrial engineering form Pennsylvania State University and a masters in engineering administration form Syracuse University.

     Except as indicated below, to the knowledge of management, during the past five years, no present or former director, or executive officer of the
Company:

     (1) filed a petition under the federal bankruptcy laws or any state insolvency law, nor had a receiver, fiscal agent or similar officer appointed by a court for the business or property of such person, or any partnership in which he was a general partner at or within two years before the time of such filing, or any corporation or business association of which he was an executive officer at or within two years before the time of such filing;

     (2) was convicted in a criminal proceeding or named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);

     (3) was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from or otherwise limiting, the following activities:

          (i) acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, associated person of any of the foregoing, or as an investment advisor, underwriter, broker or dealer in securities, or as an affiliate person, director or employee of any investment company, or engaging in or continuing any conduct or practice in connection with such activity;

          (ii) engaging in any type of business practice; or

         (iii)engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of federal or state securities laws or federal commodities laws;

     (4) was the subject of any order, judgment, or decree, not subsequently reversed, suspended, or vacated, of any federal or state authority barring, suspending, or otherwise limiting for more than 60 days the right of such person to engage in any activity described above under this Item, or to be associated with persons engaged in any such activity;

     (5) was found by a court of competent jurisdiction in a civil action or by the Securities and Exchange Commission to have violated any federal or state securities law, and the judgment in such civil action or finding by the Securities and Exchange Commission has not been subsequently reversed, suspended, or vacated.

     (6) was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

     The Company's officers and directors have all filed a form 3. No other filings were required during the year ended December 31, 1999.


                   ITEM 10.  EXECUTIVE COMPENSATION

                       SUMMARY COMPENSATION TABLE

     The following tables set forth certain summary information concerning the compensation paid or accrued for each of the Company's last three completed fiscal years to the Company's or its principal subsidiaries chief executive officer and each of its other executive officers that received compensation in excess of $100,000 during such period (as determined at December 31, 1999, the end of the Company's last completed fiscal year):

                                                  Long Term Compensation
                                                  ----------------------
                     Annual Compensation              Awards         Payouts

                                            Other      Restricted
Name and                                   Annual      Stock     Options LTIP     All other
Principal Position Year  Salary  Bonus($) Compensation Awards   /SARs   Payout  Compensation
------------------ ----  ------  -------- ------------ ------   ------- ------  ------------
Peter Kandaris    1999     24,000     -0-        -0-          -0-      -0-    -0-     -0-
President and CEO 1998     24,000     -0-        -0-          -0-      -0-    -0-     -0-
                  1997     15,000     -0-        -0-          -0-      -0-    -0-     -0-


Peter Kandaris receives a salary of 24,000 per year which is currently not being paid. The salary is being accrued until such time as the Company has the funds to pay Mr. Kandaris. As of December 31, 1999, Mr. Kandaris was owed $164,670 in back salary including interest.


     Cash Compensation

No cash compensation was paid during 1999 although Peter Kandaris and Pam Kandaris Cha are to receive a salary.

     Bonuses and Deferred Compensation

      None.

     Compensation Pursuant to Plans.

      None.


     Pension Table

      None.

     Other Compensation

      None.

     Compensation of Directors.

      None.

     Termination of Employment and Change of Control Arrangement

     There are no compensatory plans or arrangements, including payments to be received from the Company, with respect to any person named in Cash Compensation set out above which would in any way result in payments to any such person because of his resignation, retirement, or other termination of such person's employment with the Company or its subsidiaries, or any change in control of the Company, or a change in the person's responsibilities following a changing in control of the Company.


   ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth the number of shares of the Company's
Common Stock, par value $0.10, held by each person who is believed to be the beneficial owner of 5% or more of the 12,075,985 shares of the Company's common stock outstanding at April 7, 2000, based on the Company's transfer agent's list, representations and affidavits from shareholders and beneficial shareholder lists provided by the Depository Trust and securities broker dealers, and the names and number of shares held by each of the Company's officers and directors and by all officers and directors as a group.

Title of   Name and Address          Amount and Nature of           Percent
Class      Of Beneficial Owner       Beneficial Ownership           of Class
--------   -------------------      ---------------------            --------
Principal Shareholders
----------------------
Common     Stephen and Pam (Kandaris)
           Cha
           2319 N. Hillside Drive
           Wellington, Utah 84542             1,135,558                9.4%

Common     Peter Kandaris
           671 N. Apache Drive
           Phoenix, Arizona 85224             1,437,104               11.9%

Common     Keith Robinson
           3010 Paddlewheel Court
           St. Charles, MO 63303                680,000                5.9%

Officers, Directors and Nominees
--------------------------------

Common     Peter Kandaris           ----------See Above-----------
Common     Pam Kandaris-Cha         ----------See Above-----------
Common     Keith Robinson           ----------See Above-----------
Common     Thomas A. Ronayne, II                  556,720              4.6%
Common     Richard Kelly                          495,000              4.1%
All Officers, Directors, and
 Nominees as a Group (4 Person)                 4,304,382             35.6%


(1) Indirect and Direct ownership are referenced by an "I" or "D", respectively. All shares owned directly are owned beneficially and of record and such shareholder has sole voting, investment, and dispositive power, unless otherwise noted.


          ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

                   TRANSACTIONS WITH MANAGEMENT AND OTHERS.

     In January 1992, the Company entered into a contract with Mid America Minerals, Inc. ("Mid America") to repurchase an operating agreement Mid America held with the Company. Mid America is a related entity to the Company through common ownership by Pam Kandaris-Cha who is the Company's chief financial officer. Ms. Cha is also the president of Mid America. Pursuant to the contract with Mid America, it transferred the operating agreement on the mining claims to the Company in exchange for Mid America receiving a ten percent net profit interest in the mining operations of the Company and the Company agreed to assume the debt of Mid America. The debt assumed from Mid America was a deferred compensation liability owing to Pam Kandaris-Cha in the amount of $125,000. The Company agreed to compensate Ms. Cha $25,000 annually for five years beginning in 1995. No payments have been made on the amounts owed and Ms. Cha has allowed the Company to defer the payments until the Company has the funds to pay the amounts owed. Ms. Cha is not obligated to continue to allow the Company to defer the amounts owed but has done so only on a voluntary basis.

     The Company has received loans from Pam and Steve (Kandaris) Cha and from Peter Kandaris in the aggregate amount of $228,535 as of December 31, 1999. The loans are at an interest rate of 7% and are due and payable on demand.

     CERTAIN BUSINESS RELATIONSHIPS

     During the fiscal year ended December 31, 1999, there were no material transactions between the Company and its management of principal shareholders except as set forth above.

     INDEBTEDNESS OF MANAGEMENT

     Except as set forth above, there were no material transactions, or series of similar transactions, since the beginning of the Company's last fiscal year, or any currently proposed transactions, or series of similar transactions, to which the Company was or is to be a party, in which the amount involved exceeds $60,000 and in which any director or executive officer, or any security holder who is known to the Company to own of record or beneficially more than 5% of any class of the Company's common stock, or any member of the immediate family of any of the foregoing persons, has an interest.

     TRANSACTIONS WITH PROMOTERS

     The Company has not engaged in any transactions with promoters.

             ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

  (a)(1)FINANCIAL STATEMENTS. The following financial statements are included in this report:

Title of Document                                              Page
-----------------                                              ----
Report of Wisan, Smith Racker & Prescott, LLP,
 Certified Public Accountants                                   12

Balance Sheets as of December 31, 1999, and 1998                13

Statements of Operations for the fiscal years ended December
31, 1999, and 1998                                              14

Statements of Stockholders' Equity for the years ended
December 31, 1999, and 1998, and  from inception                15

Statements of Cash Flows for the fiscal years ended
December 31, 1999, and 1998                                     17

Notes to Financial Statements                                   18

 (a)(2)FINANCIAL STATEMENT SCHEDULES. The following financial statement schedules are included as part of this report:

     None.


(a)(3)EXHIBITS.  The following exhibits are included as part of this report:

              SEC
Exhibit     Reference
Number       Number     Title of Document           Location
-------     ---------   -----------------           -------------
Item 3      Articles of Incorporation and Bylaws

 3.01           3       Articles of Incorporated      Incorporation
                                                      by reference*

 3.02           3       Bylaws                        Incorporated
                                                      by reference*

Item 4      Instruments Defining the Rights of Security Holders
-------     ---------------------------------------------------
 4.01           4       Specimen Stock Certificate    Incorporated
                                                      by reference*

* Incorporated by reference from the Company's registration statement on form 10-SB filed with the Commission, SEC file no.0-27019.

                                SIGNATURES
                               ------------

     In accordance with Section 13 or 15(d)of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunder duly authorized.


                          Uintah Mountain Copper Company

                          By:   /s/ Peter M. Kandaris, President


                          By:   /s/ Pamela Kandaris-Cha, Chief Financial
                                Officer



     In accordance with the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Signature                    Title                           Date
---------                    -----                           ----


/s/Peter M. Kandaris          President, Director            April 12, 2000


/s/Richard M. Kelly           Vice President, Director       April 12, 2000


/s/Keith Robinson             Treasurer, Director            April 12, 2000

INDEPENDENT AUDITORS' REPORT
----------------------------

Board of Directors
Uintah Mountain Copper Company
(A Development Stage Company)
Salt Lake City, Utah

We have audited the accompanying balance sheets of Uintah Mountain Copper Company (a development stage company) as of December 31, 1999 and 1998, and the related statements of operations, stockholders' equity (deficit), and cash flows for the years ended December 31, 1999, 1998 and 1997 and for the period from January 28, 1946 (inception) to December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Uintah Mountain Copper Company as of December 31, 1999 and 1998, and results of its operations and its cash flows for the years ended December 31, 1999, 1998 and 1997 and from January 28, 1946 (inception),to December 31, 1999, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, and as shown in the financial statements, the Company is a development stage company that has incurred net losses since its inception and has experienced liquidity problems. Those conditions raise substantial doubt about the Company's ability to continue as a going concern.
Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Salt Lake City, Utah
February 29, 2000

                          UINTAH MOUNTAIN COPPER COMPANY
                           (A DEVELOPMENT STAGE COMPANY)
                                 Balance Sheets
                            December 31, 1999 and 1998



                                                1999                1998
                                            -------------       ------------
ASSETS

CURRENT ASSETS
 Cash                                         $      124          $      112
                                              ----------          ----------
  TOTAL CURRENT ASSETS                               124                 112

PROPERTY AND EQUIPMENT                               232               1,044

 OTHER ASSETS
   Mine development                               80,846              78,159
                                              ----------           ---------
      TOTAL ASSETS                            $   81,202           $  79,315
                                              ==========           =========

LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES
 Accounts payable                             $   42,538          $   25,486
 Bank overdraft                                     -                  6,430
 Accrued salaries                                516,300             481,300
 Income taxes payable                                100                 100
 Notes payable - related entities                  2,307               2,584
 Accrued interest                                240,776             182,897
                                              ----------          ----------
  TOTAL CURRENT LIABILITIES                      802,021             698,797

NOTES PAYABLE - RELATED ENTITIES                 256,649             213,659

STOCKHOLDERS' EQUITY (DEFICIT)

 Common stock, par value $.10
 Authorized 30,000,000 shares
 12,075,985 shares issued and
 outstanding                                  $1,207,598          $1,207,598
 Additional paid-in-capital                      257,518             257,518
 Deficit accumulated in the development
 stage                                        (2,442,584)         (2,298,257)
                                              ----------          ----------
  TOTAL STOCKHOLDERS' EQUITY (DEFICIT)          (977,468)           (833,141)
                                              ----------          ----------

  TOTAL LIABILITIES AND EQUITY                $   81,202          $   79,315
                                              ==========          ==========



  The accompanying notes are an integral part of the financial statements.

                          UINTAH MOUNTAIN COPPER COMPANY
                           (A DEVELOPMENT STAGE COMPANY)
                             STATEMENTS OF OPERATIONS

                                                                                              From Inception
                                                        For the years ended                   on January 28,
                                                             December 31                      1946 through
                                              ---------------------------------------------   December, 31,
                                                  1999             1997           1998            1999
                                              -------------   -------------   -------------   -------------
REVENUE
 Sales                                        $     -         $    -     $            -       $       -
 Cost of sales                                      -              -                  -               -
                                              -------------   -------------   -------------   -------------
  GROSS PROFIT                                      -              -                  -               -

EXPENSES
 General and administrative                          85,117         120,321         152,365       2,192,879
 Depreciation                                           812           1,532           1,532           8,288
                                              -------------   -------------   -------------   -------------
OPERATING LOSS                                      (85,929)       (121,853)       (153,897)     (2,201,167)
                                              -------------   -------------   -------------   -------------


OTHER INCOME (EXPENSES)
 Interest income                                          2              16              47             580
 Interest expense                                   (58,300)        (51,743)        (46,222)       (241,197)
                                              -------------   -------------   -------------   -------------
                                                    (58,298)        (51,727)        (46,175)       (240,617)


 Loss before income taxes                          (144,227)       (173,580)      (200,072)      (2,441,784)

 Income taxes                                           100             100             100             800
                                              -------------   -------------   -------------   -------------

NET LOSS                                      $    (144,327)  $    (173,680)  $    (200,172)  $  (2,442,584)
                                              =============   =============   =============   =============
Net Loss Per Share:

  Basic                                       $       (0.01)  $       (0.01)  $       (0.02)
                                              =============   =============   =============
  Diluted                                     $       (0.01)  $       (0.01)  $       (0.02)
                                              =============   =============   =============

  Weighted average number of
  shares outstanding:
  Basic                                          12,075,985      12,037,671      11,719,591
                                              =============   =============   =============
  Diluted                                        12.075,985      12,037,671      11,719,591
                                              =============   =============   =============








   The accompanying notes are an integral part of the financial statements.

                           UINTAH MOUNTAIN COPPER COMPANY
                           (A DEVELOPMENT STAGE COMPANY)
                     STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
           From inception on January 28, 1946 through December 31, 1999

                                                                                                Deficit
                                                                                              Accumulated
                                                       Common Stock           Additional         in the
                                              -----------------------------     Paid-in        Development
                                                  Shares         Amount         Capitol           Stage
                                              -------------   -------------   -------------   -------------
Balance January 28, 1946                      $        -               -      $        -      $        -

Common stock issued for cash
 services and debt at $.10 per share             11,658,265       1,165,826         137,930            -

Net loss for the period from
  inception on January 28, 1946
  through December 31, 1996                            -               -               -         (1,924,405)
                                               ------------   -------------   -------------   -------------
Balance December 31, 1996                        11,685,265       1,165,826         137,930      (1,924,405)

Common stock issued for cash
  at approximately $.44 per share                   118,000          11,800          39,700            -

Common stock issued for debt
  at $.25 per share                                 160,000          16,000          24,000            -

Net loss for the year ended
  December 31, 1997                                    -               -               -           (200,172)
                                               ------------   -------------   -------------   -------------
Balance December 31, 1997                        11,936,265       1,193,626         201,630      (2,124,577)

Common stock issued for cash
  at approximately $.50 per share                   112,000          11,200          44,800            -

Common stock issued for debt
  at $.50 per share                                  27,720           2,772          11,088            -

Net loss for the year ended
  December 31, 1998                                    -               -               -           (173,680)
                                               ------------   -------------   -------------   -------------

Balance December 31, 1998                        12,075,985       1,207,598         257,518      (2,298,257)

Net loss for the year ended
  December 31, 1999                                    -               -               -           (144,327)
                                               ------------   -------------   -------------   -------------
Balance December 31, 1999                        12,075,985   $   1,207,598   $     257,518   $  (2,442,584)

















   The accompanying notes are an integral part of the financial statements.

                         UINTAH MOUNTAIN COPPER COMPANY
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENTS OF CASH FLOWS




                                                                                             From Inception
                                                                                             on January 28,
                                                      Years ended December                   1946 through
                                              ---------------------------------------        December 31,
                                                   1999          1998           1997              1999
                                              ----------      ----------     -----------    -----------


CASH FLOWS FROM OPERATING ACTIVITIES
 Net loss                                     $(144,327)    $ (173,680)     $  (200,172)    $(2,442,584)
 Adjustments to reconcile net
 earnings to net cash flows
 from operating activities:
 Depreciation                                       812          1,532            1,532           8,288

  Changes in operating assets
   and liabilities:
  (Increase) decrease in prepaid expenses          -              2,500          (1,000)           -
  Increase in deferred charges                   (2,687)        (11,500)        (66,659)        (80,846)
  Increase in accounts payable                   17,052           7,899          17,587          42,538
  Increase in income taxes payable                 -               -                100             100
  Increase in accrued salaries                   35,000          45,200          46,200         516,300
  Increase in accrued interest                   57,879          50,111          46,082         240,776
                                             ----------      ----------      ----------      ----------
      Net cash used by operating
                      activities                (36,271)        (77,938)         (156,330)   (1,715,428)
                                             ----------      ----------        ----------    ----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of property and equipment               -               -                 -           (8,520)
                                             ----------      ----------        ----------    -----------
  Net cash used by investing
  activities                                       -               -                 -           (8,520)
                                             ----------      ----------        ----------    -----------
CASH FLOWS FROM FINANCING
ACTIVITIES
 Common stock issued for cash                      -             56,000            51,500     1,387,756
 Proceeds from (payments on) notes
   payable-related entities                      42,713          15,094           104,892       336,316
   Payment on bank overdraft                     (6,430)           -                 -           (6,430)
   Proceeds from bank overdraft                    -              6,430              -            6,430
                                             ----------      ----------         ---------    ----------
 Net cash flows from financing
      activities                                 36,283          77,524           156,392     1,724,072
                                             ----------      ----------        ----------    ----------
        NET INCREASE (DECREASE) IN
       CASH AND CASH EQUIVALENTS                     12            (414)               62           124

       CASH AND CASH EQUIVALENTS
           AT BEGINNING OF PERIOD                   112             526               464          -

                                             ----------      ----------       -----------     ----------
       CASH AND CASH EQUIVALENTS
           AT END OF PERIOD                  $      124      $      112       $       526     $      124
                                             ==========      ==========       ===========     ==========

  SUPPLEMENTAL SCHEDULE OF NON-CASH
    FINANCING ACTIVITIES:
    Issuances of common stock
    for debt                                 $     -         $  13,860        $   40,000      $   77,360
                                             ==========      =========        ==========      ==========
    Cash paid for:
       Interest                              $     -         $    -           $     -         $     -
                                             ==========      =========        ==========      ==========
    Income taxes                             $      100      $     100        $      100      $      800
                                             ==========      =========        ==========      ==========

The accompanying notes are an integral part of the financial statements.

                        UINTAH MOUNTAIN COPPER COMPANY
                        (A DEVELOPMENT STAGE COMPANY)
                        NOTES TO FINANCIAL STATEMENTS
                          December 31, 1999 and 1998

NOTE 1 -  SIGNIFICANT ACCOUNTING POLICIES CONTINUED

Organization and Operating History
----------------------------------
The Company was incorporated in the State of Utah on January 28, 1946. The Company was organized to conduct mining operations in the State of Utah and elsewhere. The initial capital of the Company consisted of $35,000 in cash from incorporators for 350,000 shares of $.10 par value common stock. The Company initially authorized 1,000,000 shares of $.10 par value common stock. During 1989 the Company amended it's articles of incorporation to have 30,000,000 authorized shares of common stock.

The principal ore found on the Company's mining claims is a high-grade hematite (iron oxide) ore. The company has been developing these claims with the intent on marketing the unique ore to the specialty natural pigments market. During 1994 and 1996, the Company implemented an exploratory drilling program on its thirty unpatented lode mining claims in its Sunshine Quartz/Hematite project located in the Ashley National Forest, Duchesne County, Utah.

As a result of this drilling, the Company obtained a geological report, dated January, 1996, that disclosed proven deposits of approximately 54,000 tons of iron oxide ore. Upon approval from the U.S. Forest Service, the first phase of the Company's multi-year, multi-phased test pit reclamation and development plan commenced in 1996. The removal of ore for testing and the related reclamation of the site was completed in 1997.

During 1999, the Company signed an engineering services agreement with an engineering firm to perform plant design and feasibility study engineering services for a natural pigment production facility. The feasibility study will encompass the entire project work performed through December 31, 1999. The results of the study were not available as of the issuance of the December 31, 1999 financial statements. The US Forest Service has completed environmental field studies on the hematite claims and analysis is underway.

Cash and Cash Equivalents
-------------------------

Cash equivalents are generally comprised of certain highly liquid investments with original maturities of less than three months.

Property and Equipment
----------------------

Property and equipment are recorded at cost. Depreciation expense is computed on the straight-line method in amounts sufficient to write off the cost of depreciable assets over their estimated useful lives.

Normal maintenance and repair items are charged to costs and expenses as incurred. The cost and accumulated depreciation of property and equipment sold or otherwise retired are removed for the accounts and gain or loss on disposition is reflected in net income in the period of disposition.

                           UINTAH MOUNTAIN COPPER COMPANY
                            (A DEVELOPMENT STAGE COMPANY)
                           NOTES TO FINANCIAL STATEMENTS
                             December 31, 1999 and 1998


NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
Income Taxes
------------

The Company accounts for income taxes using an asset and liability approach to financial accounting and reporting for income taxes. The difference between the financial statement and tax bases of assets and liabilities is determined annually. Deferred income tax assets and liabilities are computed for those differences that have future tax consequences using the currently enacted tax laws and rates that apply to the periods in which they are expected to affect taxable income. Valuation allowances are established, if necessary, to reduce the deferred tax asset to the amount that will more likely than not be realized. Income tax expense is the current tax payable or refundable for the period plus or minus the net change in the deferred tax assets and liabilities.

Estimates
---------

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Advertising and Promotion
-------------------------

All costs associated with advertising and promoting the Company's goods and services are expensed in the year incurred. During the years ended December 31, 1999, 1998 and 1997, the Company incurred advertising costs of $324, $0, and $900, respectively.

Mine Development
----------------

Exploration and pre-production mine development expenses are charged to operations in the period in which they are incurred. Costs incurred subsequent to the geological report issued in 1996, estimating the Company's proven deposits of iron oxide ore have been capitalized at cost. Capitalized mining costs will be amortized by the units of production method based on recoverable proven iron oxide deposits, once production begins.

Reclassifications
-----------------

Certain amounts in 1998 and 1997 have been reclassified to conform with the 1999 financial statement presentation.

NOTE 2 - GOING CONCERN

The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company does not have significant cash and has not had significant operations since its inception. Without additional financing it would be unlikely for the Company to pursue and realize its objectives. The

                     UNITAH MOUNTAIN COPPER COMPANY
                        (A DEVELOPMENT STAGE COMPANY)
                         NOTES TO FINANCIAL STATEMENTS
                           December 31, 1999 and 1998


NOTE 2 - GOING CONCERN CONTINUED


Company plans to obtain such additional financing through the sale of its common stock, business development loans, grants and end user product purchase orders. In the interim, officers of the Company have committed to meeting its operating expenses. The Company anticipates beginning operations at the end of 2000 or beginning of 2001.


NOTE 3 - PROPERTY AND EQUIPMENT
         Property and equipment as of December 31, 1999 and 1998 is detailed in the following summary:

                                                    1999             1998
                                                ------------     ------------
      Cost:
        Furniture and fixtures                  $      4,460     $      4,460
        Vehicles                                       2,900            2,900
        Leasehold improvements                         1,160            1,160
                                                 -----------     ------------
                                                       8,520            8,520
        Less accumulated depreciation                 (8,288)          (7,476)
                                                 -----------     ------------
        Net book value                           $       232     $      1,044
                                                 ===========     ============

NOTE 4 - OTHER ASSETS

                                                    1999              1998
                                                 ------------     ------------
     Other assets consist of the following:
     Mine Development                            $     80,846     $     78,159
     Accumulated amortization                            -                -
                                                 ------------     ------------
                                                 $     80,846     $     78,159
                                                 ============     ============


NOTE 5 - INCOME TAXES

        The components of income tax expense related to continuing operations are as follows:

                                               1999              1998
                                                 ------------     ------------

        Current                                  $        100     $        100
        Deferred                                         -                -
                                                 ------------     ------------
                                                 $        100     $        100
                                                 ============     ============

                         UNITAH MOUNTAIN COPPER COMPANY
                         (A DEVELOPMENT STAGE COMPANY)
                         NOTES TO FINANCIAL STATEMENTS
                           December 31, 1999 and 1998



NOTE 5 - INCOME TAXES CONTINUED
-------------------------------

At December 31, 1999, the Company has net operating loss carryforwards of approximately $1,345,000 available to reduce future taxable income. These carryforwards will expire beginning in 2007.

 No tax benefit has been reported on the loss carryforwards in the financial statements because the Company believes there is a 50% or greater chance the carryforwards will expire unused. Accordingly, the potential tax benefits of the loss carryforwards have been offset by a valuation allowance of the same amount.

NOTE 6 - NOTES PAYABLE - RELATED ENTITIES
-----------------------------------------

Certain officers and shareholders of the Company have provided the Company with funding to continue the exploration of it's mining claims. Interest on the amounts is accrued at 7% per year. The officers and shareholders have the option to receive cash or convert their notes to common stock. The Company Plans to repay these notes in future years, when revenues sufficient to do so are generated.

NOTE 7 - RELATED ENTITY TRANSACTIONS
------------------------------------

In January, 1992, the Company entered into an agreement with Mid America Minerals, Inc. (Mid America) to repurchase an operating agreement Mid America held with the Company. Mid America is a related entity to the Company through common ownership. In exchange for the operating agreement, Mid America will receive a ten percent net profit interest in the mining operations of the Company. The Company agreed to assume the debt of Mid America. The debt assumed, from Mid America, was a deferred compensation liability owing a shareholder of the Company in the amount of $125,000. The Company agreed to compensate the shareholder $25,000 annually for five years beginning in 1995; however, such terms have been renegotiated between the interested parties and the Company will make payments as revenues sufficient to do so are generated or as funds become available.

NOTE 8 - COMMITMENTS AND CONTINGENCIES
--------------------------------------

The Company leases certain facilities under month-to-month rental agreements. Rental expense under the operating lease agreements totaled $5,795 and $6,132 for the years ended December 31, 1999 and 1998, respectively.

NOTE 9 - STOCK OPTION PLAN
--------------------------

The Company applies the Accounting Principles Board ("APB") Opinion 25, "Accounting for Stock Issued to Employees", and the related interpretation in accounting for all stock option plans. Under APB Opinion 25, compensation cost is only recognized for stock options issued when the exercise price of the Company's stock options granted is less than the marked price of the underlying common stock on the grant date. Such costs are expensed over the vesting period of the stock options.

SFAS No. 123, "Accounting for Stock-Based Compensation", requires the Company to provide pro-forma information regarding net income as if compensation cost

                         UNITAH MOUNTAIN COPPER COMPANY
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                           December 31, 1999 and 1998


NOTE 9 - STOCK OPTION PLAN CONTINUED

for the Company's stock option plans had been determined in accordance with the fair value based method prescribed in SFAS No. 123. To provide the required pro-forma information, the Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option-pricing model.

The Company has a stock option plan under which shareholders and others may be granted options to purchase the Company's common stock. As of December 31, 1998, the Company had granted 249,320 options to certain shareholders at an exercise price of $.25 or $.50 per share. As of December 31,1999 all of the stock options expired without being exercised.