Form 10QSB
period 2000-03-31
UINTAH MOUNTAIN COPPER COMPANY
filed 2000-05-15
CIK 862651

                    U.S. SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                                FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended: March 31, 2000

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE EXCHANGE ACT OF 1934

                   Commission File Number:  0-27019

                      Uintah Mountain Copper Company
             -----------------------------------------------
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

APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 12,075,985 shares of its $0.10 par value common stock as of May 12, 2000.

     Transitional Small Business Disclosure Format (check one)  Yes  [  ]  No
[X]

PART I-FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                          UINTAH MOUNTAIN COPPER COMPANY
                           (A DEVELOPMENT STAGE COMPANY)
                             Condensed Balance Sheets

                                              Unaudited           Audited
                                               March 31,        December 31,
                                                 2000               1999
                                            -------------       ------------
ASSETS

CURRENT ASSETS
 Cash                                         $    8,404          $      124
                                              ----------          ----------
  TOTAL CURRENT ASSETS                             8,404                 124

FIXED ASSETS:
 Furniture and fixtures                            4,460               4,460
 Vehicles                                          2,900               2,900
 Leasehold improvements                            1,160               1,160
 Less: Accumulated Depreciation                   (8,338)             (8,288)
                                              ----------          ----------
                                                     182                 232

OTHER ASSETS
 Mine development                                 93,847              80,846
                                              ----------          ----------
  TOTAL ASSETS                                $  102,433          $   81,202
                                              ==========          ==========

LIABILITIES AND EQUITY

CURRENT LIABILITIES
 Accounts payable                             $   37,558          $   42,538
 Bank overdraft                                                         -
 Accrued expenses                                  6,841                -
 Accrued salaries                                525,050             516,300
 Income taxes payable                                100                 100
 Notes payable - related entities                  2,260               2,307
 Accrued interest                                256,476             240,776
                                              ----------          ----------
  TOTAL CURRENT LIABILITIES                      828,285             802,021

NOTES PAYABLE - RELATED ENTITIES                 271,088             256,649

SHAREHOLDERS' EQUITY (DEFICIT)

 Common stock, par value $.10                  1,212,598           1,207,598
 Authorized 30,000,000 shares
 12,125,985 and 12,075,985 shares
 issued and outstanding respectively
 Additional paid-in capital                      262,518             257,518
 Deficit accumulated in development stage     (2,472,056)         (2,442,584)
                                              ----------          ----------
   Total Shareholder's Equity (Deficit)         (996,940)           (977,468)
                                              ----------          ----------
TOTAL LIABILITIES & SHAREHOLDER'S
EQUITY                                        $  102,433          $   81,202
                                              ==========          ==========


  The accompanying notes are an integral part of the financial statements.

                          UINTAH MOUNTAIN COPPER COMPANY
                           (A DEVELOPMENT STAGE COMPANY)
                             STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                               From Inception
                                 Three Months   Three Months    on January 28,
                                    Ended          Ended        1946 through
                                  March 31,       March 31,       March 31,
                                    2000             1999           2000
                                -------------   -------------   -------------

REVENUE
 Sales                          $               $               $
 Cost of sales                          -               -               -
                                -------------   -------------   -------------
  GROSS PROFIT                          -

OPERATING EXPENSES
 Depreciation                              50              50           8,338
 General and administrative            13,722          14,406       2,206,601
                                -------------   -------------   -------------
TOTAL OPERATING EXPENSES               13,772          14,456       2,214,939

OPERATING LOSS                        (13,772)        (14,456)      (2,14,939)

OTHER INCOME (EXPENSES)
 Interest income                         -               -                580
 Interest expense                     (15,700)        (14,500)       (256,897)
                                -------------   -------------   -------------

TOTAL OTHER INCOME (EXPENSES)         (15,700)        (14,500)       (256,317)

 Loss before income taxes             (29,472)        (28,956)     (2,471,256)

 Income tax expense (benefit)            -               -                800
                                -------------   -------------   -------------

NET INCOME (LOSS)               $     (29,472)  $     (28,956)  $  (2,472,056)
                                =============   =============   =============
Weighted average shares
outstanding:
 Basic and diluted              $  12,087,318   $  12,075,985
                                =============   =============
 Net income per share:

 Basic and diluted                    Nil             Nil













 The accompanying notes are an integral part of the financial statements.

                          UINTAH MOUNTAIN COPPER COMPANY
                           (A DEVELOPMENT STAGE COMPANY)
                             STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                                               From Inception
                                                               on January 28,
                                         For the three months   1946 through
                                           ending March 31,       March 31,
                                          2000        1999          2000
                                      -----------  -----------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net loss                             $   (29,472) $   (28,956) $ (2,472,056)
 Adjustments to reconcile net
 earnings to net cash flows
 from (used by) operating
 activities:
 Depreciation                                  50           50         8,338
 Effect of Accounting Change
  Changes in operating assets
   and liabilities:
  Increase in deferred charges            (13,001)        -          (93,847)
  (Decrease)increase in accounts payable   (4,980)      (2,598)       37,558
  Increase in income taxes payable           -            -              100
  Increase in accrued expenses              6,841         -            6,841
  Increase in accrued salaries              8,750        8,750       525,050
  Increase in accrued interest             15,700       14,500       256,476
                                      -----------  -----------  ------------
      Net cash flows used by
      operating activities                (16,112)      (8,254)   (1,731,540)
                                      -----------  -----------  ------------

CASH FLOWS FROM INVESTING ACTIVITIES
 Purchase of property and equipment          -            -           (8,520)
                                      -----------  -----------  ------------
  Net cash used by investing
  activities                                 -            -           (8,520)
                                      -----------  -----------  ------------
CASH FLOWS FROM FINANCING ACTIVITIES
 Common stock issued for cash              10,000         -        1,397,756
 Proceeds from (payments on)
  long-term debt-related entities          14,392       14,674       350,708
 Proceeds from(payments) on bank overdraft   -          (6,430)
                                      -----------  -----------  ------------
  Net cash flows from financing
   activities                              24,392        8,244     1,748,464
                                      -----------  -----------  ------------

NET INCREASE (DECREASE) IN CASH             8,280          (10)        8,404

CASH AT THE BEGINNING OF PERIOD               124          112          -
                                      -----------  -----------  ------------
CASH AT END OF PERIOD                 $     8,404  $       102  $      8,404
                                      ===========  ===========  ============








 The accompanying notes are an integral part of the financial statements.

                      UINTAH MOUNTAIN COPPER COMPANY
                      (A DEVELOPMENT STAGE COMPANY)
                 Notes to the Unaudited Financial Statements
                              March 31, 2000


NOTE 1 CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2000 and 1999 and for all periods have been made.

Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these statements and notes thereto be read in conjunction with the financial statements and notes in the Company's December 31, 1999 audited financial statements included in its report on Form 10-KSB. The results of operations for the periods ended March 31, 2000 and 1999 are not necessarily indicative of the operating results for the full years.

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

Plan of Operation
-----------------

     The Company intends to continue to perform development work, marketing activities and claim support operations through the summer of 2000, and pending funding commence construction on a mill. The Company does not anticipate extensive mining operations in 2000 and likely will not have any revenue.

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

     The Company is hopeful that it will be able to have the mill completed by the end of 2000, pending funding. The Company has sent out samples of its potential product to multiple users of high quality pigments and received positive responses from potential buyers. The buyers can not make any definitive commitments, at this time, until the Company has the funds to complete the mill and can provide a time table for the delivery of product.

Liquidity and Capital Resources
-------------------------------

     As of March 31, 2000, the Company had a negative working capital deficit of $819,881. Current Assets were only $8,404. The current liabilities of the Company at March 31, 2000, were $828,285, which primarily consist of accrued salaries to the officers of the Company of $525,050 and interest on related parties notes of $256,476. The Company's financial position has not changed significantly from prior quarters as liabilities continue to increase as the Company has no revenue to offset against ongoing expenses.

     All of the officers and directors have agreed to allow the Company to continue to accrue their salaries until sufficient revenue is produced to pay ongoing salaries, as well as, back salaries. Additionally, the notes payable are to the same officers and directors who have agreed to delay the payment of the notes and related interest until sufficient revenue is produced to allow for such payments. Even with these understandings among the officers and directors, the Company still does not have enough funds to pay existing obligations and in addition to those amounts owed related parties, the Company must pay approximately $37,558 in accounts payable and $6,841 in accrued expenses to third parties.

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

     The Company continues to incur expenses to keep the mining site open, comply with environmental regulations and complete studies on the iron ore. For the three months ended March 31, 2000, the Company incurred $13,772 in general and administrative expense and had an net loss of $29,472. The Company was able to raise $10,000 from the sale of shares of the Company's common stock to help pay some expenses. The Company will have to continue to raise capital through the sale of stock or other means if it is to stay in business.

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

                                   Uintah Mountain Copper Company


Dated: 5/15/00                     By: /s/ signature
       -------                         -------------
                                      Pamela Kandaris-Cha, Principal
                                      Accounting and Chief Financial Officer