Form 10QSB
period 2000-06-30
UINTAH MOUNTAIN COPPER COMPANY
filed 2000-08-15
CIK 862651

       1            U.S. SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                                FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended: June 30, 2000

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

               2319 North Hillside Drive, Wellington, UT 84542
     -------------------------------------------------------------------
     (Address of principal executive offices)                  (Zip Code)

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

APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 12,150,985 shares of its $0.10 par value common stock as of August 11, 2000.

     Transitional Small Business Disclosure Format (check one)  Yes  [  ]  No
[X]

PART I-FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                          UINTAH MOUNTAIN COPPER COMPANY
                           (A DEVELOPMENT STAGE COMPANY)
                          Condensed Balance Sheets as of:

                                             (Unaudited)           (Audit)
                                               June 30,          December 31,
                                                 2000                1999
                                            -------------       ------------
                           ASSETS
CURRENT ASSETS
 Cash                                         $      273          $      124
                                              ----------          ----------
  TOTAL CURRENT ASSETS                               273                 124

EQUIPMENT:
 Furniture and fixtures                            4,460               4,460
 Vehicles                                          2,900               2,900
 Leasehold improvements                            1,160               1,160
 Less: Accumulated Depreciation                   (8,388)             (8,288)
                                              ----------          ----------
                                                     132                 232
OTHER ASSETS
 Mine development                                106,594              80,846
                                              ----------          ----------
  TOTAL ASSETS                                   106,999          $   81,202
                                              ==========          ==========

            LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
 Accounts payable                             $   43,542          $   42,538
 Accrued expenses                                  6,841                -
 Accrued salaries                                533,800             516,300
 Income taxes payable                               -                    100
 Notes payable - related entities                  2,045               2,307
 Accrued interest                                272,177             240,776
                                              ----------          ----------
  TOTAL CURRENT LIABILITIES                      858,405             802,021

NOTES PAYABLE - RELATED ENTITIES                 275,838             256,649

SHAREHOLDERS' EQUITY (DEFICIT)
 Common stock par value $.10
 Authorized 30,000,000 shares
   12,150,985 and 12,075,985                    1,215,098           1,207,598
   issued and outstanding
 Additional paid-in-capital                       265,018             257,518
 Deficit accumulated in the development stage
                                               (2,507,360)         (2,442,584)
                                                ---------           ---------
     TOTAL SHAREHOLDERS' EQUITY (DEFICIT)      (1,027,244)           (977,468)
                                               ----------          ----------
               TOTAL LIABILITIES & EQUITY         106,999              81,202
                                               ==========          ==========
The accompanying notes are an integral part of the financial statements.

                          UINTAH MOUNTAIN COPPER COMPANY
                           (A DEVELOPMENT STAGE COMPANY)
                             STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                                              From Inception
                              Three Months    Three Months     Six Months      Six Months     on January 28,
                                  Ended          Ended          Ended           Ended         1946 through
                              June 30, 2000   June 30,1999    June 30, 2000   June 30,1999    June 30, 2000
                              -------------   -------------   -------------   -------------   -------------
REVENUE
 Sales                        $       -       $     -         $    -     $            -       $       -
 Cost of sales                        -             -              -                  -               -
                              -------------   -------------   -------------   -------------   -------------
  GROSS PROFIT                        -             -              -                  -               -

OPERATING EXPENSES
 Depreciation                            50             203             100             406           8,388
 General and administrative          19,454          13,144          33,176          25,255       2,226,055
                              -------------   -------------   -------------   -------------   -------------
     OPERATING LOSS                 (19,504)        (13,347)        (33,276)        (25,661)     (2,234,443)

OPERATING INCOME (EXPENSES)
 Interest income                        -              -               -               -                580
 Interest expense                  (15,700)        (14,500)        (31,400)        (29,000)       (272,597)
                              -------------   -------------   -------------   -------------   -------------
                                   (15,700)        (14,500)        (31,400)        (29,000)       (272,017)

  Loss before income taxes          (35,204)        (27,847)        (64,676)        (54,661)     (2,506,460)
                              -------------   -------------   -------------   -------------   -------------

  Income taxes                $         -     $        -      $         100   $        -      $         900
                              -------------   -------------   -------------   -------------   -------------

           NET LOSS           $     (35,204)  $     (27,847)  $     (64,776)  $     (54,661)  $  (2,507,360)
                              =============   =============   =============   =============   =============

 Net loss per share:

 Basic/Diluted                      Nil             Nil             Nil             Nil

 Weighted average shares
 outstanding:                    12,147,688     12,075,985       12,111,837      12,075,985











  The accompanying notes are an integral part of the financial statements.

                          UINTAH MOUNTAIN COPPER COMPANY
                           (A DEVELOPMENT STAGE COMPANY)
                             STATEMENTS OF CASH FLOWS
                                 (Unaudited)
                                                               From Inception
                                                               on January 28,
                                                                1946 through
                                                                  June 30,
                                          2000         1999         2000
                                      -----------  -----------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net loss                             $   (64,776) $   (54,661) $ (2,507,360)
 Adjustments to reconcile net
 earnings to net cash flows
 from (used by) operating
 activities:
 Depreciation                                 100          406         8,388
 Effect of Accounting Change
  Changes in operating assets
   and liabilities:
  Increase in deferred charges            (25,748)        -         (106,594)
  (Decrease)increase in accounts payable    1,004       (2,598)       43,542
  Increase in income taxes payable           (100)        (100)         -
  Increase in accrued expenses              6,841       (6,280)        6,841
  Increase in accrued salaries             17,500       17,500       533,800
  Increase in accrued interest             31,401       29,000       272,177
                                      -----------  -----------  ------------
      Net cash flows used by
      operating activities                (33,778)     (16,733)   (1,749,206)
                                      -----------  -----------  ------------

CASH FLOWS FROM INVESTING ACTIVITIES
 Purchase of property and equipment             -            -        (8,520)
                                      -----------  -----------  ------------
  Net cash used by investing
  activities                                    -            -        (8,520)
                                      -----------  -----------  ------------
CASH FLOWS FROM FINANCING ACTIVITIES
 Common stock issued for cash              15,000         -        1,402,756
 Proceeds from notes payable -
  related entities                         18,927       24,249       355,243
                                      -----------  -----------  ------------
Net cash flows from financing activities   33,927       24,249     1,757,999
                                      -----------  -----------  ------------
  NET INCREASE IN CASH
   AND CASH EQUIVALENTS                       149        7,516           273


   CASH AND CASH EQUILVALENTS
AT THE BEGINNING OF THE PERIOD                124          112         -


   CASH AND CASH EQUIVALENTS          -----------  -----------   -----------
AT THE END OF THE PERIOD              $       273 $      7,628  $        273



   The accompanying notes are an integral part of the financial statements.

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

     The Company has relied on its officers and directors to perform work and testing on the mine. When needed, the officers and directors have provided funds to offset the cost of exploratory drilling and laboratory testing. The Company has also relied on the limited sale of its securities to fund operations. It is anticipated that the officers and directors of the Company will continue to provide the work and funding support to continue with claim maintenance and exploratory drilling. The officers and directors do not have the funds to provide the $1,500,000 needed to construct a mill and commence full scale mining operations. The Company intends to seek, initially, traditional banking arrangements to fund the mill construction. If the Company is unable to obtain debt financing, the Company will investigate selling its securities to raise the capital needed to fund the mill and mining operations. The Company has closed its offices in Salt Lake City, Utah and will be opening new offices where it intends to open the mill.

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

Liquidity and Capital Resources
-------------------------------
     As of June 30, 2000, the Company had a negative working capital deficit of $858,132. Current Assets were only $273. The current liabilities of the Company at June 30, 2000, were $858,405, which primarily consist of accrued salaries to the officers of the Company of $533,800 and interest on related parties notes of $272,177. The Company's financial position has not changed significantly from prior quarters as liabilities continue to increase as the Company has no revenue to offset against ongoing expenses.

     All of the officers and directors have agreed to allow the Company to continue to accrue their salaries until sufficient revenue is produced to pay ongoing salaries, as well as, back salaries. Additionally, the notes payable are to the same officers and directors who have agreed to delay the payment of the notes and related interest until sufficient revenue is produced to allow for such payments. Even with these understandings among the officers and directors, the Company still does not have enough funds to pay existing obligations and in addition to those amounts owed related parties, the Company must pay approximately $43,542 in accounts payable and $6,841 in accrued expenses to third parties.

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

     The Company continues to incur expenses to keep the mining site open, comply with environmental regulations and complete studies on the iron ore. For the three and six months ended June 30, 2000, the Company incurred $19,504 and $33,276, respectively, in general and administrative expense and had an net loss of $35,204 and $64,776, respectively. The Company was able to raise $15,000 from the sale of shares of the Company's common stock to help pay some expenses and received a loan of $18,927 from a related party. The Company will have to continue to raise capital through the sale of stock or other means such as related party loans if it is to stay in business.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

            None

ITEM 2.  CHANGES IN SECURITIES

          None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

          None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          None

ITEM 5.  OTHER INFORMATION

          None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits.
            ----------

            None

     (b)  Reports on From 8-K.
          --------------------

          None

                             SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      Uintah Mountain Copper Company


Dated: August 15, 2000                By: /s/
       ---------------                   ---------------------------
                                      Pamela Kandaris-Cha, Principal
                                      Accounting and Chief Financial Officer