Form 10QSB
period 2000-09-30
UINTAH MOUNTAIN COPPER COMPANY
filed 2000-11-14
CIK 862651

                   U.S. SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                                FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended: September 30, 1999

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE EXCHANGE ACT OF 1934

              Commission File Number:  0-27019

                      Uintah Mountain Copper Company
             -----------------------------------------------
      (Exact name of small business issuer as specified in its charter)

     Utah                                                     87-0369205
-------------------------------                           --------------------
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                            Identification No.)

        2319 North Hillside Drive, Wellington, Utah              84542
     -------------------------------------------------------------------
     (Address of principal executive offices)                  (Zip Code)

                                 (801) 328-2011
                        -------------------------------
                           (Issuer telephone number)

     Check whether the Issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2)
has been subject to such filing requirements for the past 90 days.        Yes
[X]  No [ ]     Yes [X]  No  [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 12,150,985 shares of its $0.10 par value common stock as of November 10, 2000.

 Transitional Small Business Disclosure Format (check one)  Yes  [  ]  No  [X]

PART I-FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                          UINTAH MOUNTAIN COPPER COMPANY
                           (A DEVELOPMENT STAGE COMPANY)
                             Condensed Balance Sheets

                                              Unaudited           Audited
                                            September 30,       December 31,
                                                 2000               1999
                                            -------------       ------------
ASSETS

CURRENT ASSETS
 Cash                                         $    1,482          $      124
                                              ----------          ----------
  TOTAL CURRENT ASSETS                             1,482                 124

EQUIPMENT:
 Furniture and fixtures                            4,460               4,460
 Vehicles                                          2,900               2,900
 Leasehold improvements                            1,160               1,160
 Less: Accumulated Depreciation                   (8,520)             (8,288)
                                              ----------          ----------
                                                    -                    232

OTHER ASSETS
 Mine development                                106,594              80,846
                                              ----------          ----------
  TOTAL ASSETS                                $  108,076          $   81,202
                                              ==========          ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
 Accounts payable                             $   37,558          $   42,538
 Accrued expenses                                 10,288                -
 Accrued salaries                                542,550             516,300
 Income taxes payable                               -                    100
 Notes payable - related entities                  1,883               2,307
 Accrued interest                                287,876             240,776
                                              ----------          ----------
  TOTAL CURRENT LIABILITIES                      880,155             802,021

NOTES PAYABLE - RELATED ENTITIES                 282,663             256,649

STOCKHOLDERS' EQUITY (DEFICIT)
 Common stock, par value $.10
 Authorized 30,000,000 shares
   12,150,985 and 12,075,985                   1,215,098           1,207,598
   issued and outstanding, respectively
 Additional paid-in-capital                      265,018             257,518
 Deficit accumulated in the development
   stage                                      (2,534,858)         (2,442,584)
                                              ----------          ----------
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)          (1,054,742)           (977,468)

TOTAL LIABILITIES AND EQUITY                  $  108,076          $   81,202
                                              ==========          ==========

The accompanying notes are an integral part of the financial statements.

                          UINTAH MOUNTAIN COPPER COMPANY
                           (A DEVELOPMENT STAGE COMPANY)
                             STATEMENTS OF OPERATIONS
                                   (Unaudited)





                                                                                              From Inception
                                 Three Months    Three Months   Nine Months    Nine Months   on January 28,
                                    Ended            Ended         Ended           Ended       1946 through
                                 September 30,  September 30,   September 30,   September 30,  September 30,
                                     2000         1999           2000            1999             2000
                                 -------------  -------------   -------------   ------------  --------------
REVENUE
 Sales                           $       -      $       -       $       -      $       -      $       -
 Cost of sales                           -              -               -              -              -
                                 -------------  -------------   -------------  -------------  --------------
  GROSS PROFIT                           -              -               -              -              -

EXPENSES
 Depreciation                              132            203             232            609           8,520
 General and administrative             11,667         25,959          44,843         51,214       2,237,722
                                 -------------  -------------    ------------  -------------  --------------
  OPERATING LOSS                       (11,799)       (26,162)        (45,075)       (51,823)     (2,246,242)

OTHER INCOME (EXPENSES)
 Interest income                              1             1               1               1            581
 Interest expense                       (15,700)      (14,305)        (47,100)        (43,305)      (288,297)
                                   ------------  ------------    ------------    ------------   ------------
                                        (15,699)      (14,304)        (47,099)        (43,304)      (287,716)

Loss before income taxes                (27,498)      (40,466)        (92,174)        (95,127)    (2,533,958)

Income taxes                               -             -                100            -               900
                                   ------------  ------------    ------------    ------------   ------------

  NET LOSS                         $    (27,498) $    (40,466)   $    (92,274)   $    (95,127)  $ (2,534,858)
                                   ============  ============    ============    ============   ============

Net loss per share:

 Basic/Diluted                              Nil           Nil             Nil             Nil


 Weighted average shares
 outstanding:

 Basic/Diluted                       12,150,985     12,075,985     12,124,981      12,075,985








The accompanying notes are an integral part of the financial statements.

                          UINTAH MOUNTAIN COPPER COMPANY
                           (A DEVELOPMENT STAGE COMPANY)
                             STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                                               From Inception
                                                               on January 28,
                                                                1946 through
                                                               September 30,
                                          2000         1999         2000
                                      -----------  -----------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES

 Net loss                             $   (92,274) $   (95,127) $ (2,534,858)

 Adjustments to reconcile net
 earnings to net cash flows
 used by operating activities:

 Depreciation                                 232          609        8,520

  Changes in operating assets
   and liabilities:
  Increase in deferred charges            (25,748)      (2,688)     (106,594)
  (Decrease)increase in accounts payable   (4,980)        -           37,558
  Decrease in income taxes payable           (100)        -             -
  (Decrease) increase in accrued expenses  10,288       (1,354)       10,288
  Increase in accrued salaries             26,250       26,250       542,550
  Increase in accrued interest             47,100       43,305       287,876
      Net cash flows used by          -----------  -----------  ------------
      operating activities                (39,232)     (29,005)   (1,754,660)
                                      -----------  -----------  ------------

CASH FLOWS FROM INVESTING ACTIVITIES
 Purchase of property and equipment          -            -           (8,520)
                                      -----------  -----------  ------------
  Net cash used by investing
  activities                                 -            -           (8,520)
                                      -----------  -----------  ------------
CASH FLOWS FROM FINANCING ACTIVITIES
 Common stock issued for cash              15,000         -        1,402,756
 Proceeds from notes payable -
  related entities                         25,590       29,028       361,906
                                      -----------  -----------  ------------
  Net cash flows from financing
  activities                               40,590       29,028     1,764,662
                                      -----------  -----------  ------------

      NET INCREASE IN CASH
      AND CASH EQUIVALENTS                  1,358           23         1,482

     CASH AND CASH EQUIVALENTS
     AT THE BEGINNING OF THE PERIOD           124          112          -

     CASH AND CASH EQUIVALENTS        -----------  -----------  ------------
     AT THE END OF THE PERIOD         $     1,482  $       135  $      1,482
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

Plan of Operation
-----------------

     The Company intends to continue to perform development work, marketing activities and claim support operations and pending funding will commence construction on a mill. The Company does not anticipate extensive mining operations until additional funding can be arranged. Consequently, no revenue is anticipated until the summer of 2001, at the earliest.

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

     The Company is hopeful that it will be able to have the mill completed by the summer of 2001 and commence development/mining operations. If the Company is unable to keep to this time schedule, it is possible that revenues could not be received by the end of 2001. The Company has sent out samples of its potential product to multiple users of high quality pigments and received positive responses from potential buyers. The buyers can not make any definitive commitments, at this time, until the Company has the funds to complete the mill and can provide a time table for the delivery of product.

Liquidity and Capital Resources
-------------------------------

     As of September 30, 2000, the Company had a negative working capital deficit of $878,673. Current Assets were only $1,482 requiring the officers and directors of the Company to continue to use their own funds to keep the Company operating. The current liabilities of the Company at September 30, 2000, were $880,155, which primarily consist of accrued salaries to the officers of the Company of $542,550 and interest on related parties notes of $287,876. The Company's financial position has not changed significantly from prior quarters other than current assets continue to decline as funds are needed to pay operating expenses.

     All of the officers and directors have agreed to allow the Company to continue to accrue their salaries until sufficient revenue is produced to pay ongoing salaries, as well as, back salaries. Additionally, the notes payable are to the same officers and directors who have agreed to delay the payment of the notes and related interest until sufficient revenue is produced to allow for such payments. Even with these understandings among the officers and directors, the Company still does not have enough funds to pay existing obligations and in addition to those amounts owed related parties, the Company must pay approximately $47,846 in current liabilities to third parties.

     The Company's management believes the Company will be able to continue in business but will not be able to generate revenue until it is able to raise additional capital to fund the mill construction and initial working capital need. Management estimates that it will require $1,500,000 in additional capital to move the Company into a position to generate revenue. The Company will initially seek capital from traditional debt financing. If debt financing is unavailable, the Company will probably try to sell its securities in private transactions to generate the required funds. If the Company has to sell its securities, current shareholders would probably suffer substantial dilution, given the Company's current financial conditions. There also can be no assurance that the Company will be able to obtain the needed capital and may not generate any future revenue.


Results of Operations
---------------------

     The Company has not generated any revenue since its inception in 1946. All activities have been focused on the obtaining of claims, developing the claims and in preparing the claims to commence mining operations. The Company's funding constraints have slowed progress on developing the mining operations and significant efforts did not commence until 1994. The Company is hopeful that with a capital infusion, it will be able to commence mining operations.

     The Company continues to incur expenses to keep the mining site open, comply with environmental regulations and complete studies on the iron ore. For the nine months ended September 30, 2000, the Company incurred $44,843 in general and administrative expense and had an operating loss of $45,075 with a
net loss of $92,274 with interest expenses of $47,100.   For the three months
ended September 30, 2000, the Company had a net loss of $27,498 which was lower then the $40,466 net loss for the three months ended September 30, 1999. This reduction was due to less activity for the quarter as the Company focused on trying to obtain debt financing rather than operate the mine.


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

                                   Uintah Mountain Copper Company


Dated:  November 14, 2000            By:/S/Pamela Kandaris-Cha
                                      ------------------------------
                                      Pamela Kandaris-Cha, Principal
                                      Accounting and Chief Financial Officer