Form 10KSB
period 2000-12-31
UINTAH MOUNTAIN COPPER COMPANY
filed 2001-05-10
CIK 862651

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-KSB
(Mark One)
  [x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended       December 31, 2000
                                     -----------------
  [ ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from ________ to __________

                Commission File Number       0-27019
                                            ----------

                         Uintah Mountain Copper Company
              --------------------------------------------------
              (Exact name of registrant as specified in charter)

        Utah                                         87-0369205
------------------------------                 -------------------------
State or other jurisdiction of                 (I.R.S. Employer I.D. No.)
incorporation or organization

        2319 North Hillside Drive, Wellington, Utah              84542
--------------------------------------------------------------- ---------
(Address of principal executive offices)                       (Zip Code)

Issuer's telephone number, including area code (435) 820-6460
                                               ---------------
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

     State issuer's revenues for its most recent fiscal year: $-0-

     State the aggregate market value of the voting stock held by nonaffiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days: The Company does not have an active trading market and it is, therefore, difficult, if not impossible, to determine the market value of the stock. Based on the bid price for the Company's Common Stock at May 1, 2001, of $0.10 per share, the market value of shares held by nonaffiliates would be $784,660.

     As of May 1, 2001, the Registrant had 12,160,985 shares of common stock issued and outstanding.

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

                      ITEM 1. DESCRIPTION OF BUSINESS

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
-------------------------------------------------

     This periodic report contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to the financial condition, results of operations, business strategies, operating efficiencies or synergies, competitive positions, growth opportunities for existing products, plans and objectives of management. Statements in this periodic report that are not historical facts are hereby identified as "forward-looking statements" for the purpose of the safe harbor provided by Section 21E of the Exchange Act and Section 27A of the Securities Act. Such statements include discussion on the opening of a mill, product uses, completion of EA studies and planned financing.

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

      Since the final phase of development is of larger scope, the Forest Service has determined that they will require a more detailed environmental evaluation. Consequently, the Company and the Forest Service have committed to performing an Environmental Assessment ("EA") for future phases of project development. The EA was initiated in the fall of 1998 by the Forest Service with field studies and scoping documents planned for completion in 2001. The EA is scheduled for completion prior to final Phase III test pit work in the summer of 2001. The Forest Service is paying for all costs of the EA.

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

     In prior years, all development work was annually bonded by the Company to guarantee the completion of necessary reclamation. The Forest Service has never needed to utilize reclamation bonds and has always returned these securities to the Company after completion of annual work. For 1998 and beyond, the Forest Service has decided that the Company's project should have both long-term and annual bonding to provide more continuity from year-to-year. Both parties are committed (in writing) to having full development work bonding in place prior to work planned for 2001.

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

     During 2000, the Company hired the Minerals Research Laboratory at North Carolina State University-Asheville to conduct a series of calcine tests to investigate the development of additional colors from raw ore. Calcined (kiln roasting) tests were conducted to expand the number of products available. This technique produced a unique range of dark and rich pigment shades ranging from terra cotta to dark purple brown.

     Calcining also provided a side benefit of reducing trace arsenic and mercury contents to values that fall below levels required by the FDA for cosmetic and food-grade pigments. Work is ongoing to develop more colors and further reduce other trace metals.

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

     The Company is nearing the point that it will have the necessary approvals to commence mining operations. Prior to this time, however, the Company will have to begin construction of a mill. The Company has completed the preliminary design of its mill, is obtaining permits, and is preparing final plans to commence construction.

     The Company has hired Jacob's Engineering/MinCorp, (Denver, Colorado office) to perform plant engineering services for its hematite project Jacobs has extensive experience with mining and construction management. This work was completed in 2000 and provided the Company with process flow charts, preliminary equipment lists and phased approach to construction. The Company was able to use the work to obtain detailed budget cost for all equipment from equipment vendors and manufactures.

     The Company has also reached an agreement with the State of Utah School and Institutional Trust Lands Administration on a two (2) acre pigment plant site to be located south of Price, Utah at its new industrial park. The site provides the Company with a modern facility, access to transportation and utilities and space for long term growth. A contract was signed and a down payment for the plant site was made by the Company in November 2000. Plant site survey work was also complete by the end of 2000.

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

     In addition to the specialty pigment market, the Company is investigating the use of other minerals and by products from the mine in other applications. Natural earth pigments and silica are the primary residual materials after separation of high grade pigments. The natural earth colors are being marketed to low-end natural pigment users in the areas of natural paints, natural bark colorants and construction materials.

     The Company's use of continuous reclamation techniques, mining methods that produce no tailings and zero-waste refining methods are also part of the marketing strategy. A number of potential customers in the natural pigments market (natural cosmetics manufacturers, in particular) place special value on companies that utilize these environmentally-sound production methods.

     The Company hopes that the quality of its Uintah Red(tm) will allow it to enter into the specialty niche market were there is currently enough demand, which is increasing, to cover the competing products. The competition in the natural pigment market is based on the quality of the product. The Company feels its product Uintah Red(tm) is of equal or superior quality to that of any other natural pigment in the marketplace; however, until the Company starts mining and refining its products, there will continue to be uncertainty around the quality of the products produced from the Company's claims.

Government Regulation
---------------------

     The Company is subject to numerous regulations on mining and refining its products. The Company must comply with Forest Service regulations on mining and reclamation. The Company must submit all plans for its mining operation, development and exploratory work to the Forest Service which must review and approve all mining operations prior to work commencing. Since future phases of development on the mining location are of a larger scope, the Forest Service has determined that they will require a more detailed environmental evaluation. Consequently, the Forest Service will perform an environmental assessment for future phases of project development. Based on commitments by the Forest Service, the Company intends on having this assessment completed in time for planned development activities in 2001.

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

Offices
-------

     The Company's principal executive offices will be contained within the new mill facility in Price, Utah. Until the construction is complete, the Company is occupying space provided by Pam Kandaris at no charge to the company. The Company believes that, once the new plant is constructed, office facilities will be adequate for the foreseeable needs of the Company.

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

     Raw ore quality in proven reserves has also been evaluated and ranges from 11% to 90% ferric iron oxide. Analysis of ore samples assayed by Kimball Laboratories shows the mean purity at 37.67% +/- 27.78% for ungrouped samples and 56.2% +/- 21.9% for grouped samples. Analysis of verification testing performed on additional samples by Bondar Clegg Laboratories showed a mean purity of 44.38% +/- 15.6% on grouped samples. Separate analysis performed by the Company combine these laboratory analyses with a visually estimated hematite content index record used by consultant geologists during core logging. Through this analysis, average deposit purity was calculated at 26% ferric iron oxide. A cursory review of the data by Jacobs Engineering/MinCorp noted a wide statistical variance in the iron oxide quality data. This comment prompted a review of the results by the Company which confirmed the validity of earlier work showing no significant change in conclusions. The review recognized that the ore body did vary widely in pigment quality and confirmed the need for a consistent refining method that could utilize all ore qualitites. Pilot plant metallurgical balance analysis notes a 62.8% total iron oxide mineral recovery through use of identified separation processes. Total marketable product recovery from raw ore is 85% and is distributed between three final products. Based on these results and previous bench-scale ore processing work the Company estimates a product recovery rate after benefaction of 80 to 85%. Using these values and an average deposit purity of 26% ferric iron oxide, the Company estimates that an average of one ton of final products results from every five tons of raw ore processed, or 2,500 tons of raw ore produces 500 tons of final products.

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

                        ITEM 3. LEGAL PROCEEDINGS

     None.

     ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

     No matters were submitted to a vote of shareholders of the Company during the fourth quarter of the fiscal year ended December 31, 2000.

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

Quarter Ended             High Bid        Low Bid
-------------             --------        -------
December 1999               $0.50          $0.09

March 2000                  $0.28          $0.187
June 2000                   $0.25          $0.156
September 2000              $0.50          $0.156
December 2000               $0.187         $0.093

March 2001                  $0.156         $0.093

     At May 1, 2001, the bid and asked price for the Company's Common Stock was $0.10 and $0.14 respectively. All prices listed herein reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not represent actual transactions. Since its inception, the Company has not paid any dividends on its Common Stock, and the Company does not anticipate that it will pay dividends in the foreseeable future. At May 1, 2001, the

Company had approximately 235 shareholders.

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

Plan of Operation
-----------------

     The Company intends to continue to perform development work, marketing activities and claim support operations through the summer of 2001, and pending funding commence construction on a mill. The Company does not anticipate extensive mining operations in 2001 and likely will not have any revenue unless funding is received.

     Once the EA is complete in 2001, the Company will be able to begin more extensive development operations in 2001.

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

     The Company is hopeful that it will be able to have the mill completed by the late fall of 2001 and commence development/mining operations. If the Company is unable to keep to this time schedule, it is possible that revenues could not be received by the end of 2001. The Company has sent out samples of its potential product to multiple users of high quality pigments and received positive responses from potential buyers. The buyers can not make any definitive commitments, at this time, until the Company has the funds to complete the mill and can provide a time table for the delivery of product.

Liquidity and Capital Resources
-------------------------------

     As of December 31, 2000, the Company had negative working capital of $945,174. Current Assets were only $269.00 requiring the officers and directors of the Company to continue to use their own funds to keep the Company operating. The current liabilities of the Company at December 31, 2000, were $945,443, which primarily consist of accrued salaries to the officers of the Company of $551,300 and interest on related party notes and accrued interest of $316,810.

     The Company's financial position has remained negative. On December 31, 1999, the Company had a working capital deficit of $801,896. The difference in working capital from December 31, 1999, and December 31, 2000, is the result of additional accrued salaries, interest and an increase in accounts payable.

     All of the officers and directors have agreed to allow the Company to continue to accrue their salaries until sufficient revenue is produced to pay ongoing salaries, as well as, back salaries. Additionally, the notes payable are to the same officers and directors who have agreed to delay the payment of the notes and related interest until sufficient revenue is produced to allow for such payments. As of December 31, 2000, the Company owed a total of $259,894 to the estate of Mike Kandaris, $203,482 to Peter Kandaris and $616,607 to Pam Kandaris-Cha. Even with these understandings among the officers and directors, the Company still does not have enough funds to pay existing obligations and in addition to those amounts owed related parties, the Company must pay approximately $56,933 in current liabilities to third parties which the Company does not have the ability to pay. The Company's financial statements, reflecting the Company's current financial dilemma, contain a going concern qualification.

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

     The Company continues to incur expenses to keep the mining site open, comply with environmental regulations and complete studies on the iron ore. For the year ended December 31, 2000, the Company incurred $73,494 in general and administrative expense and had an operating loss of $73,726 with a net loss of $149,758 which includes interest expense of $76,034. These amounts are similar to those incurred for the prior years. The Company was forced to borrow funds to pay for the cost of completing field work and studies on the claims.

     For the year ended December 31, 1999, the Company had a net loss of $144,327. The loss was the result of no revenue and general and administrative expenses of $85,117 and interest expenses of $58,300. The Company anticipates that expenses will remain relatively the same for future years until mining operations can be commenced.

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

                                PART III

     ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

     The following table sets forth as of May 1, 2001, the name, age, and position of each executive officer and director and the term of office of each director of the Company.

   Name               Age      Position       Director of Officer Since
   ----                      --------       -------------------------
Peter M. Kandaris     43        President, Director           1987
Richard M. Kelly      71        Vice President, Director      1999
Keith Robinson        74        Treasurer, Director           1987
Thomas A. Ronayne, II 40        Secretary                       --
Pamala Kandaris-Cha   44        Chief Financial Officer         --

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

Peter M. Kandaris, 43, President and Director, is the Project Engineer, responsible for all technical aspects of site development, permitting, milling and marketing. Mr. Kandaris has been a practicing civil/geotechnical engineer since 1983 for the Salt River Project in Phoenix, Arizona, and is presently the Principal Engineer in charge of Testing Services. He served as Vice President and a Director of the Company from 1978-1981, and has been President and a Director of the Company since 1987. Mr. Kandaris earned a BS degree from Arizona State University in 1981 and a Civil/Geotechnical Engineering degree from the same institution in 1984. He is member of the International Society of Rock Mechanics and a technical advisor to the Transmission Line Foundation Advisory Working Group for the Electric Power Research Institute. He has also served as a regional director and chairman for the Professional Engineers in Government (Phoenix Branch) and has been a technical affiliate to the Association of Drilled Shaft Contractors. Mr. Kandaris has been a registered professional civil engineer in the State of Arizona since 1985.

Keith Robinson, 74, Treasurer and Director, has extensive experience in the sales and marketing of products produced by the plastics industry and in developing various new plastics and medical products. Mr. Robinson has studied the iron oxide pigments market and has authored numerous market reports for the Company. He currently is the Sales Manager for Drug Packaging, Inc. of O'Fallon, Missouri. He has attended the College of Eastern Utah, the College of the Pacific, Idaho State University and the University of New York.

Thomas A. Ronayne, II, 20, Secretary, assists the Company in coordination of activities at the claims properties and reviews corporate actions. He has also been employed by Utah Power and Light Company since 1981 in construction and collections areas, and is a part-time commercial photographer and night-club manager in the Salt Lake City area. Mr. Ronayne graduated in 1981 with an Associate's degree in Science from the College of Eastern Utah and has attended the University of Utah.

Pam Kandaris-Cha, 44, chief financial officer, since January 1992 was consultant to the Company prior becoming the Company's CFO. Ms. Kandaris is also the president of Mid America Minerals, Inc. Pam Kandaris-Cha is the brother of Peter Kandaris, the president of the Company.

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

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

     No filings were required during the year ended December 31, 2000.

                   ITEM 10.  EXECUTIVE COMPENSATION

                       SUMMARY COMPENSATION TABLE

     The following tables set forth certain summary information concerning the compensation paid or accrued for each of the Company's last three completed fiscal years to the Company's or its principal subsidiaries chief executive officer and each of its other executive officers that received compensation in excess of $100,000 during such period (as determined at December 31, 2000, the end of the Company's last completed fiscal year):

                                                  Long Term Compensation
                                                  ----------------------
                     Annual Compensation              Awards         Payouts

                                            Other      Restricted
Name and                                   Annual      Stock     Options LTIP
  All other
Principal Position Year  Salary  Bonus($) Compensation Awards   /SARs   Payout
Compensation
------------------ ----  ------  -------- ------------ ------   ------- ------
------------
Peter Kandaris    2000     15,000     -0-        -0-          -0-      -0-
-0-     -0-
President and CEO 1999     24,000     -0-        -0-          -0-      -0-
-0-     -0-
                  1998     24,000     -0-        -0-          -0-      -0-
-0-     -0-


     Peter Kandaris receives a salary of $15,000 per year which is currently not being paid. The salary is being accrued until such time as the Company has the funds to pay Mr. Kandaris. As of December 31, 2000, Mr. Kandaris was owed $192,247 in back salary including interest.

     Cash Compensation

     No cash compensation was paid during 2000 although Peter Kandaris and Pam Kandaris Cha are to receive a salary.

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


   ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth the number of shares of the Company's Common Stock, par value $0.10, held by each person who is believed to be the beneficial owner of 5% or more of the 12,160,985 shares of the Company's common stock outstanding at May 1, 2001, based on the Company's transfer agent's list, representations and affidavits from shareholders and beneficial shareholder lists provided by the Depository Trust and securities broker dealers, and the names and number of shares held by each of the Company's officers and directors and by all officers and directors as a group.

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

     The Company has received loans from Pam and Steve (Kandaris) Cha and from Peter Kandaris in the aggregate amount of $217,253 as of December 31, 2000. The loans are at an interest rate of 7% and are due and payable on demand.

     CERTAIN BUSINESS RELATIONSHIPS

     During the fiscal year ended December 31, 2000, there were no material transactions between the Company and its management of principal shareholders except as set forth above.

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

             ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

  (a)(1)FINANCIAL STATEMENTS. The following financial statements are included in this report:

Title of Document                                              Page
-----------------                                              ----
Report of Wisan, Smith, Racker & Prescott, LLP,
 Certified Public Accountants                                   12

Balance Sheets as of December 31, 2000, and 1999                13
Statements of Operations for the fiscal years ended December
31, 2000, 1999 and 1998 and from inception                      14

Statements of Stockholders' Equity for the years ended
December 31, 2000, 1999, and 1998 and  from inception           15

Statements of Cash Flows for the fiscal years ended
December 31, 2000, 1999 and 1998                                17

Notes to Financial Statements                                   18

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


                          Uintah Mountain Copper Company

                          By:   ______________/s/ Peter M. Kandaris, President


                          By: ______________/s/ Pamela Kandaris-Cha, Chief Financial
                                Officer

     In accordance with the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Signature                    Title                           Date
---------                    -----                           ----


____________________/s/
Peter M. Kandaris             President, Director            May 9, 2001


____________________/s/
Richard M. Kelly              Vice President, Director       May 9, 2001


____________________/s/
Keith Robinson                Treasurer, Director            May 9, 2001

                          UINTAH MOUNTAIN COPPER COMPANY
                          (A DEVELOPMENT STAGE COMPANY)

                              FINANCIAL STATEMENTS

                          December 31, 2000, 1999 and 1998

                                   C O N T E N T S

                                                          Page

            INDEPENDENT AUDITORS' REPORT                    F-1

            BALANCE SHEETS                                  F-2

            STATEMENTS OF OPERATIONS                        F-3

            STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)    F-4

            STATEMENTS OF CASH FLOWS                        F-5

            NOTES TO FINANCIAL STATEMENTS                   F-7

                           INDEPENDENT AUDITORS' REPORT


Board of Directors
Uintah Mountain Copper Company
(A Development Stage Company)
Wellington, Utah

We have audited the accompanying balance sheets of Uintah Mountain Copper Company (a development stage company) as of December 31, 2000 and 1999, and the related statements of operations, stockholders' equity (deficit), and cash flows for the years ended December 31, 2000, 1999 and 1998 and for the period from January 28, 1946 (inception) to December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with U.S. generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Uintah Mountain Copper Company as of December 31, 2000 and 1999, and the results of its operations and its cash flows for the years ended December 31, 2000, 1999 and 1998 and from January 28, 1946 (inception), to December 31, 2000, in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements and as shown in the financial statements, the Company is a development stage company that has incurred net losses since its inception and has experienced liquidity problems. Those conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



Salt Lake City, Utah
April 11, 2001

                        UINTAH MOUNTAIN COPPER COMPANY
                        (A DEVELOPMENT STAGE COMPANY)
                             BALANCE SHEETS
                          December 31, 2000 and 1999



                                                2000              1999
     ASSETS

       CURRENT ASSETS
           Cash                              $      269         $     124
                                             ----------         ----------
       TOTAL CURRENT ASSETS                         269               124

     PROPERTY AND EQUIPMENT                      41,461               232

     OTHER ASSETS

       Mine development                         106,593            80,846
                                              ---------         ---------
     TOTAL ASSETS                             $ 148,323         $  81,202
                                              =========         =========

     LIABILITIES AND STOCKHOLDERS' EQUITY

     CURRENT LIABILITIES

        Accounts payable                      $  55,130         $  42,537
        Bank line of credit                       1,703             2,307
        Income taxes payable                        100               100
        Current portion of long-term liability   20,400                 -
        Accrued salaries                        551,300           516,300
        Accrued interest                        316,810           240,776
                                               --------          --------
     TOTAL CURRENT LIABILITIES                  945,443           802,020

     NOTES PAYABLE - RELATED ENTITIES           305,005           256,649
     LONG-TERM LIABILITY                         10,200                 -

     STOCKHOLDERS' EQUITY(DEFICIT)
        Common stock, par value $.10
           30,000,000 authorized
           12,160,985 and 12,085,985
           issued and outstanding              1,216,099        1,208,599
        Additional paid-in-capital               264,018          256,518
        Deficit accumulated in the
        development stage                     (2,592,442)      (2,442,584)
                                              -----------      -----------
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)          (1,112,325)        (977,467)
                                              -----------      -----------

TOTAL LIABILITIES AND EQUITY                 $   148,323      $     81,202
                                             ===========      ============

    The accompanying notes are an integral part of the financial statements.

                          UINTAH MOUNTAIN COPPER COMPANY
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS



                                                              From Inception
                                                              on January 28,
                                 For the years ended            1946 through
                                    December 31,                December 31,
                       2000          1999        1998               2000
                      ------        ------      -----          ------------

REVENUE
 Sales               $   -      $      -    $      -         $         -
 Cost of Sales           -             -           -                   -
                     --------   ---------    --------        ------------
    GROSS PROFIT         -             -           -                   -
                     --------   ---------    --------        ------------
EXPENSES
 General and
    administrative   73,494        85,117     120,321            2,266,373
 Depreciation           232           812       1,532                8,520

                     --------   ---------    --------        ------------
   OPERATING LOSS   (73,726)      (85,929)   (121,853)         (2,274,893)
                    =========   =========    =========       =============
OTHER INCOME (EXPENSE)
 Interest income          2             2          16                 582
 Interest expense   (76,034)      (58,300)    (51,743)           (317,231)
                     --------   ---------    --------        ------------
                    (76,032)      (58,298)    (51,727)           (316,649)

Loss before income
  taxes            (149,758)     (144,227)   (173,580)         (2,591,542)

Income taxes            100           100        100                  900
                     --------   ---------    --------        ------------
     NET LOSS     $(149,858)    $(144,327) $  (173,680)        $ (2,592,442)
                   ==========   ==========   =========       ==============
NET LOSS PER SHARE:
 Basic            $   (0.01)    $   (0.01) $     (0.01)
                   ==========   ==========   ==========
 Diluted          $   (0.01)    $   (0.01) $     (0.01)

 Weighted average
  number of shares
  outstanding:
 Basic           12,134,981    12,085,985    12,047,671
                 ==========    ==========    ==========
 Diluted         12,134,981    12,085,985    12,047,671
                 ==========    ==========    ==========

   The accompanying notes are an integral part of the financial statements.

                         UINTAH MOUNTAIN COPPER COMPANY
                         (A DEVELOPMENT STAGE COMPANY)
                   STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
            From inception on January 28, 1946 through December 31, 2000



                                                                   Additional
      Deficit
                                             Common Stock          Paid-in
 Accumulated in the
                                      Shares            Amount     Capital
  Development Stage
                                      ------            ------     -------
 -------------------

Balance January 28, 1946                   -            $    -     $    -
  $          -

Common stock issued for cash,
 services and debt at $.10
 per share                            11,946,265        1,194,627   200,630
             -

Net loss for the period from
 inception on January 28, 1946
 through December 31, 1997                 -                  -         -
      (2,124,577)
                                      -----------       ----------  -------
    -------------
Balance December 31, 1997             11,946,265        1,194,627   200,630
      (2,124,577)

Common stock issued for cash
 at approximately $.50 per share         112,000           11,200    44,800
             -

Common stock issued for debt
 at $.50 per share                        27,720            2,772    11,088
             -

Net loss for the year ended
 December 31, 1998                         -                  -         -
        (173,680)
                                      ----------        ----------  -------
      -----------
Balance December 31, 1998             12,085,985        1,208,599   256,518
      (2,298,257)

Net loss for the year ended
 December 31, 1999                         -                  -         -
        (144,327)
                                      ----------        ----------  -------
      -----------
Balance December 31, 1999             12,085,985        1,208,599   256,518
      (2,442,584)

Common stock issued for cash
 at approximately $.20 per share          75,000            7,500     7,500

Net loss for the year ended
 December 31, 2000                          -                 -         -
        (149,858)
                                      ----------        ---------- ---------
   --------------
Balance December 31, 2000             12,160,985        $1,216,099 $ 264,018
   $   (2,592,442)
                                      ==========        ========== =========
   ===============


                       UINTAH MOUNTAIN COPPER COMPANY
                        (A DEVELOPMENT STAGE COMPANY)
                          STATEMENTS OF CASH FLOWS
                                                                    From
Inception
                                                                     On
January 28,
                                                                      1946
through
                                 Years ended December 31,             December
31,
                               2000        1999        1998
2000
                              ------       -----      ------
-------------
CASH FLOWS FROM
 OPERATING ACTIVITIES
 Net loss                  $ (149,858)  $ (144,327) $ (173,680)      $
(2,592,442)
Adjustments to reconcile
 net loss to net cash
 flows from operating
 activities:
  Depreciation                    232          812       1,532
8,520
Changes in operating
 assets and liabilities:
 (Increase) decrease in
  prepaid expenses                 -            -        2,500
-
 Increase in accounts
  payable                      12,593        17,052      7,899
55,130
 Increase in income
  taxes payable                    -            -          -
100
 Increase in accrued
  salaries                     35,000        35,000     45,200
551,300
 Increase in accrued
  interest                     76,034        57,879     50,111
316,810
                              -------       -------   --------
----------
   Net cash used by
    operating activities      (25,999)      (33,584)   (66,438)
(1,660,582)
                              -------       -------   --------
----------
CASH FLOWS FROM INVESTING
 ACTIVITIES
 Payments for mine
  development                 (25,747)       (2,687)   (11,500)
(106,593)
 Purchase of property
  and equipment                    -             -          -
(8,520)
                              -------       -------   --------
----------
     Net cash used by
      investing activities    (25,747)       (2,687)   (11,500)
(115,113)
                              -------       -------   --------
----------
CASH FLOWS FROM FINANCING
 ACTIVITIES
 Common stock issued for
  cash                         15,000            -       56,000
1,402,757
 Payments on long-term
  liabilities                 (10,861)           -           -
(10,861)
 Proceeds from (payments on)
  notes payable-related
  entities                     48,356        42,990      12,510
382,365
 Net proceeds from
 (payments on) line
  of credit                     (604)           (277)      2,584
1,703
 Payment on bank overdraft         -          (6,430)          -
(6,430)
 Proceeds from bank overdraft      -               -       6,430
6,430
                               -------       -------   --------
----------

                       UINTAH MOUNTAIN COPPER COMPANY
                        (A DEVELOPMENT STAGE COMPANY)
                          STATEMENTS OF CASH FLOWS
                                (Continued)

   Net cash flows from
    financing activities      51,891          36,283      77,524
1,775,964
                              -------       -------   --------
----------
NET INCREASE (DECREASE) IN
CASH AND CASH EQUIVALENTS        145              12       (414)
269

CASH AND CASH EQUIVALENTS
 AT BEGINNING OF PERIOD          124             112        526
-
                              -------       -------   --------
----------
CASH AND CASH EQUIVALENTS
 AT END OF PERIOD            $   269        $    124  $     112       $
269
                              =======       ========  =========
==========
SUPPLEMENTAL SCHEDULE OF
 NON-CASH FINANCING
 ACTIVITIES:
 Acquisition of property
  and equipment by
  assuming debt              $ 41,461       $    -    $      -         $
41,461
                              =======       ========  =========
==========
 Issuances of common stock
   for debt                  $     -        $    -    $  13,860        $
77,360
                              =======       ========  =========
==========
Cash paid for:
 Interest                    $     -        $    -    $      -         $
-
                              =======       ========  =========
==========
Income taxes                 $    100       $    100  $     100        $
800
                              =======       ========  =========
==========


  The accompanying notes are an integral part of the financial statements.

                         UINTAH MOUNTAIN COPPER COMPANY
                         (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                          December 31, 2000 and 1999


NOTE 1 -  SIGNIFICANT ACCOUNTING POLICIES
     Organization and Operating History
     The Company was incorporated in the State of Utah on January 28, 1946. The Company was organized to conduct mining operations in the State of Utah and elsewhere. The initial capital of the Company consisted of $35,000 in cash from incorporators for 350,000 shares of $.10 par value common stock. The Company initially authorized 1,000,000 shares of $.10 par value common stock. During 1989 the Company amended its articles of incorporation to have 30,000,000 authorized shares of common stock.

     The principal ore found on the Company's mining claims is a high-grade hematite (iron oxide) ore. The Company has been developing these claims with the intent on marketing the unique ore to the specialty natural pigments market. During 1994 and 1996, the Company implemented an exploratory drilling program on its thirty unpatented lode-mining claims in its Sunshine Quartz/Hematite project located in the Ashley National Forest, Duchesne County, Utah.

     As a result of this drilling, the Company obtained a geological report dated January, 1996, that disclosed proven deposits of approximately 54,000 tons of iron oxide ore. Upon approval from the U.S. Forest Service, the first phase of the Company's multi-year, multi-phased test pit reclamation and development plan commenced in 1996. The removal of ore for testing and the related reclamation of the site was completed in 1997.

     During 1999, the Company signed an engineering services agreement with an engineering firm to perform plant design and feasibility study engineering services for a natural pigment production facility. The feasibility study encompassed the entire project work performed through December 31, 1999. During 1999, the US Forest Service completed environmental field studies on the hematite claims and their analysis has also been completed. A final report is due from the US Forest Service in June 2001 and is expected to be positive.

     During 2000, the Company purchased land on which the natural pigment production facility will be built subject to the Company obtaining external financing and the issuance of the US Forest Service environmental field studies report. The Company expects to begin construction of the production facility in late 2001.

     Cash and Cash Equivalents
     Cash equivalents are generally comprised of certain highly liquid investments with original maturities of less than three months.

                          UINTAH MOUNTAIN COPPER COMPANY
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                           December 31, 2000 and 1999


NOTE 1 -  SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
     Property and Equipment
     Property and equipment are recorded at cost. Depreciation expense is computed on the straight-line method in amounts sufficient to write off the cost of depreciable assets over their estimated useful lives.

     Normal maintenance and repair items are charged to costs and expenses as incurred. The cost and accumulated depreciation of property and equipment sold or otherwise retired are removed from the accounts and gain or loss on disposition is reflected in net income in the period of disposition.

     Income Taxes
     The Company accounts for income taxes using an asset and liability approach to financial accounting and reporting for income taxes. The difference between the financial statement and tax bases of assets and liabilities is determined annually. Deferred income tax assets and liabilities are computed for those differences that have future tax consequences using the currently enacted tax laws and rates that apply to the periods in which they are expected to affect taxable income. Valuation allowances are established, if necessary, to reduce the deferred tax asset to the amount that will more likely than not be realized. Income tax expense is the current tax payable or refundable for the period plus or minus the net change in the deferred tax assets and liabilities.

     Estimates
     The preparation of financial statements in conformity with U.S.
generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results may differ from those estimates.

     Advertising and Promotion
     All costs associated with advertising and promoting the Company's goods and services are expensed in the year incurred. During the years ended December 31, 2000, 1999 and 1998, the Company incurred advertising costs of $2,894, $324, and $0, respectively.

     Mine Development
     Exploration and pre-production mine development expenses are charged to operations in the period in which they are incurred. Costs incurred subsequent to the geological report issued in 1996, estimating the Company's proven deposits of iron oxide ore have been capitalized at cost. Capitalized mining costs will be amortized by the units of production method based on recoverable proven iron oxide deposits, once production begins.

                          UINTAH MOUNTAIN COPPER COMPANY
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                           December 31, 2000 and 1999


NOTE 1 -  SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
     Asset Impairment
     In the event that facts and circumstances indicate that the carrying value of long-lived and intangible assets may be impaired, an evaluation of recoverability would be performed. If an evaluation is required, the estimated future undiscounted cash flow associated with the asset would be compared to the asset's carrying amount to determine if a write-down may be required.

     Reclassifications
     Certain amounts in 1999 and 1998 have been reclassified to conform with the 2000 financial statement presentation.


NOTE 2 -  GOING CONCERN
     The Company's financial statements are prepared using U.S. generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company does not have significant cash and has not had significant operations since its inception. Without additional financing it would be unlikely for the Company to pursue and realize its objectives. The Company plans to obtain such additional financing through the sale of its common stock, business development loans, grants and end user product purchase orders. In the interim, officers of the Company have committed to meeting its operating expenses. The Company anticipates obtaining external financing during the summer of 2001 and beginning operations at the end of 2001 or beginning of 2002.


NOTE 3 -  PROPERTY AND EQUIPMENT
     Property and equipment as of December 31, 2000 and 1999 is detailed in the following summary:

                                            2000                1999

 Cost:
   Land                               $      41,461          $     -
   Furniture and fixtures                     4,460            4,460
   Vehicles                                   2,900            2,900
   Leasehold improvements                     1,160            1,160
                                             ------            -----
                                             49,981            8,520
 Less accumulated depreciation               (8,520)          (8,288)
                                             ------            -----
 Net book value                       $      41,461          $   232
                                             ======            =====

                             UINTAH MOUNTAIN COPPER COMPANY
                             (A DEVELOPMENT STAGE COMPANY)
                             NOTES TO FINANCIAL STATEMENTS
                              December 31, 2000 and 1999


NOTE 4 -  OTHER ASSETS
                                                      2000              1999
                                                    ---------         --------
Other assets consist of the following:

Mine Development                                 $    106,593        $  80,846

Accumulated amortization                                    -                -

                                                    ----------
--------
                                                 $    106,593        $
80,846
                                                    =========
========

NOTE 5 -  BANK LINE OF CREDIT

     The Company has a cash reserve line of credit with a total line available of $2,500. As of December 31, 2000 and 1999, the Company has drawn $1,703 and $2,307, against the line of credit respectively. This line of credit carries a variable interest (17% at December 31, 2000). The cash reserve line of credit will remain in effect as long as the Company maintains an active account with the bank.

NOTE 6 -  INCOME TAXES
     The components of income tax expense related to continuing operations are as follows:


                                                        2000              1999
                                                     ---------
---------
State                                                $    100          $
100
Federal                                                     -
-
Deferred                                                    -
-
                                                      -------
--------
                                                     $    100          $
100
                                                      =======
========

Differences between the U.S. statutory
 and effective tax rates

U.S. statutory rate                                  $(50,952)
$(49,071)
State income taxes, net of federal tax effect             100
100
Deferred officer compensation                          41,300
34,550
Disallowed charitable contributions                       100
120
Net operating loss                                      9,552
14,401
                                                      -------
-------
Income tax expense                                   $    100          $
100
                                                      =======
=======

                          UINTAH MOUNTAIN COPPER COMPANY
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                           December 31, 2000 and 1999


NOTE 6 -  INCOME TAXES(CONTINUED)
     The net deferred income taxes in the accompanying balance sheets include the following amounts of deferred income tax assets and liabilities:


                                                       2000             1999
                                                     ---------        --------
Deferred Tax Assets
Net operating loss                                  $    530,800     $
515,700
Charitable contribution carryforward                         800
700
Deferred officer compensation                             76,100
34,600
                                                      ----------
--------
                                                         607,700
551,000
Valuation allowance                                     (607,700)
(551,000)
                                                      ----------
--------
Total deferred tax assets                                      -
-
Deferred Tax Liabilities                                       -
-
                                                      ----------
--------
Net deferred tax assets                             $          -      $
-
                                                      ==========
========

     At December 31, 2000 and 1999, the Company's deferred tax assets are fully offset by a valuation allowance. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the period in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax items, projected future taxable income, and tax planning strategies in making this assessment. Based on the projections for future taxable income over the periods that the deferred tax assets are deductible, management believes it is more likely than not that the Company will not realize the benefits of these deductible differences.

     At December 31, 2000, the Company has approximately $1,400,000 of net operating loss carryforwards available to reduce future taxable income. These carryforwards will expire beginning in 2007.

                        UINTAH MOUNTAIN COPPER COMPANY
                         (A DEVELOPMENT STAGE COMPANY)
                        NOTES TO FINANCIAL STATEMENTS
                          December 31, 2000 and 1999


NOTE 7 -  LONG-TERM LIABILITIES
     Long-term liabilities as of December 31, 2000 and 1999 are detailed in the following summary:

                                                       2000             1999
                                                      ------           -------
 Note to the State of Utah, interest at
   11.0%, due in semianual installments of
   $10,200, plus interest, secured by land           $  30,600       $      -

 Less current portion of long-term liabilities         (20,400)             -

                                                      ---------
--------
 Long-term liabilities excluding current portion     $  10,200       $      -


Aggregate maturities of long-term liabilities as of December 31, 2000 are as follows:

                          2001                       $  20,400
                          2002                          10,200
                          2003                               -
                          2004                               -
                          2005                               -
                          Thereafter                         -
                                                       -------
                                                     $  30,600
                                                       =======


NOTE 8 -  NOTES PAYABLE - RELATED ENTITIES
     Certain officers and shareholders of the Company have provided the Company with funding to continue the exploration of its mining claims. Interest on these amounts is accrued at 7% per year. The officers and shareholders have the option to receive cash or convert their notes to common stock. The Company plans to repay these notes in future years, when revenues sufficient to do so are generated.


NOTE 9 -  RELATED ENTITY TRANSACTIONS
     In January, 1992, the Company entered into an agreement with Mid
America Minerals, Inc. (Mid America) to repurchase an operating agreement Mid America held with the Company. Mid America is a related entity to the Company through common ownership. In exchange for the operating agreement, Mid America will receive a ten percent net profit interest in the mining operations of the Company. The Company agreed to assume the debt of Mid America. The debt assumed from Mid America was a deferred compensation liability owing to a shareholder of the Company in the amount of $125,000. The Company agreed to compensate the shareholder $25,000 annually for five years beginning in 1995; however, such terms have been renegotiated between the interested parties and the Company will make payments as revenues sufficient to do so are generated or as funds become available.

                          UINTAH MOUNTAIN COPPER COMPANY
                           (A DEVELOPMENT STAGE COMPANY)
                           NOTES TO FINANCIAL STATEMENTS
                            December 31, 2000 and 1999

NOTE 10 - COMMITMENTS AND CONTINGENCIES
     The Company leases certain facilities under month-to-month rental agreements. Rental expense under the operating lease agreements totaled $2,223, $5,795 and $6,132 for the years ended December 31, 2000, 1999 and
1998, respectively.