Form 10QSB
period 2001-03-31
UINTAH MOUNTAIN COPPER COMPANY
filed 2001-05-15
CIK 862651

U.S. SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                                FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended: March 31, 2001

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

APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 12,160,985 shares of its $0.10 par value common stock as of May 14, 2001.

     Transitional Small Business Disclosure Format (check one)  Yes  [  ]  No
[X]

                        PART I-FINANCIAL INFORMATION

                        ITEM 1.  FINANCIAL STATEMENTS


                         UINTAH MOUNTAIN COPPER COMPANY
                            FINANCIAL STATEMENTS
                                (UNAUDITED)


     The financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. However, in the opinion of management, all adjustments (which include only normal recurring accruals) necessary to present fairly the financial position and results of operations for the periods presented have been made. These financial statements should be read in conjunction with the accompanying notes, and with the historical financial information of the Company.

                          UINTAH MOUNTAIN COPPER COMPANY
                           (A DEVELOPMENT STAGE COMPANY)
                          Condensed Balance Sheets as of:

                                              Unaudited           Audited
                                               March 31,        December 31,
                                                 2001               2000
                                            -------------       ------------
ASSETS

CURRENT ASSETS
 Cash                                         $    8,014          $      269
                                              ----------          ----------
  TOTAL CURRENT ASSETS                             8,014                 269

PROPERTY AND EQUIPMENT                            41,461              41,461

OTHER ASSETS
 Mine development                                106,593             106,593
                                              ----------          ----------
  TOTAL ASSETS                                $  156,068          $  148,323
                                              ==========          ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
 Accounts payable                             $   55,130          $   55,130
 Bank line of credit                               2,295               1,703
 Income taxes payable                                100                 100
 Current portion of long-term liability           20,400              20,400
 Accrued salaries                                560,050             551,300
 Accrued interest                                336,810             316,810
                                              ----------          ----------
TOTAL CURRENT LIABILITIES                        974,785             945,443


NOTES PAYABLE - RELATED ENTITIES                 314,250             305,005
LONG-TERM LIABILITY                               10,200              10,200

SHAREHOLDERS' EQUITY (DEFICIT)
 Common stock, par value $.10
 Authorized 30,000,000 shares
  12,160,985 shares issued and outstanding     1,216,099           1,216,099
 Additional paid-in-capital                      264,018             264,018
 Deficit accumulated in development stage     (2,623,284)         (2,592,442)
                                              ----------          ----------
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)          (1,143,167)         (1,112,325)

TOTAL LIABILITIES AND EQUITY                  $  156,068          $  148,323
                                              ==========          ==========




  The accompanying notes are an integral part of the financial statements.

                          UINTAH MOUNTAIN COPPER COMPANY
                           (A DEVELOPMENT STAGE COMPANY)
                             STATEMENTS OF OPERATIONS


                                                                From Inception
                               Three Months     Three Months   on January 28,
                                   Ended            Ended        1946 through
                                  March 31,        March 31,       March 31,
                                    2001             2000            2001
                                -------------   -------------   -------------

REVENUE
 Sales                          $       -       $        -      $       -
 Cost of sales                          -                -              -
                                -------------   -------------   -------------
  GROSS PROFIT                          -

EXPENSES
 Depreciation                           -                  50           8,520
 General and administrative            10,842          13,722       2,277,215
                                -------------   -------------   -------------
TOTAL EXPENSES                         10,842          13,772       2,285,735

OTHER INCOME (EXPENSES)
 Interest income                         -               -                582
 Interest expense                     (20,000)        (15,700)       (337,231)
                                -------------   -------------   -------------
                                      (20,000)        (15,700)       (336,649)

 Income before income taxes           (30,842)        (29,472)     (2,622,384)

 Income taxes                            -               -                900
                                -------------   -------------   -------------

NET LOSS                        $     (30,842)  $     (29,472)  $  (2,623,384)
                                =============   =============   =============

Net income per share:
 Basic/diluted                         (0.003)         (0.002)
                                =============   =============

Weighted average shares
outstanding:
 Basic/diluted                  $  12,160,985   $  12,087,318
                                =============   =============






The accompanying notes are an integral part of the financial statements.

                          UINTAH MOUNTAIN COPPER COMPANY
                           (A DEVELOPMENT STAGE COMPANY)
                             STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                                               From Inception
                                                               on January 28,
                                         For the three months   1946 through
                                           ending March 31,       March 31,
                                          2001        2000          2001
                                      -----------  -----------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net loss                             $   (30,842) $   (29,472) $ (2,623,284)
 Adjustments to reconcile net
 earnings to net cash flows
 from (used by) operating
 activities:
 Depreciation                                -              50         8,520
 Effect of Accounting Change
  Changes in operating assets
   and liabilities:
  (Decrease)increase in accounts payable     -          (4,980)       55,130
  Increase in income taxes payable           -            -              100
  Increase in accrued salaries              8,750        8,750       560,050
  Increase in accrued interest             20,000       15,700       336,810
                                      -----------  -----------  ------------
    Net cash flows used by
      operating activities                 (2,092)      (9,952)   (1,662,674)
                                      -----------  -----------  ------------

CASH FLOWS FROM INVESTING ACTIVITIES
 Payments for mine development               -         (13,001)     (106,593)
 Purchase of property and equipment          -            -           (8,520)
                                      -----------  -----------  ------------
      Net cash used by operating
       activities                            -         (13,001)     (115,113)
                                      -----------  -----------  ------------

CASH FLOWS FROM FINANCING ACTIVITIES
 Common stock issued for cash                -          10,000     1,402,757
 Proceeds from (payments on)
  notes payable -related entities           9,245       21,233       391,610
 Proceeds from line of credit                 592         -            2,295
 Payments on long-term liability             -            -          (10,861)
                                      -----------  -----------  ------------
  Net cash flows from financing
  activities                                9,837      31,233     1,785,801
                                      -----------  -----------  ------------

NET INCREASE IN CASH                        7,745        8,280         8,014

CASH AT THE BEGINNING OF PERIOD               269          124          -
                                      -----------  -----------  ------------
CASH AT END OF PERIOD                 $     8,014  $     8,404  $      8,014
                                      ===========  ===========  ============

 The accompanying notes are an integral part of the financial statements.

                      UINTAH MOUNTAIN COPPER COMPANY
                      (A DEVELOPMENT STAGE COMPANY)


Notes to the Unaudited Financial Statements
March 31, 2001

NOTE 1- CONDENSED FINANCIAL STATEMENTS

The accompanying interim condensed financial statements of Uintah Mountain Copper Company have been prepared in conformity with accounting principles generally accepted in the United States, consistent in all material respects with those applied in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2000. The interim financial information is unaudited, but reflects all normal adjustments, which are, in the opinion of management, necessary to provide a fair statement of results for the interim periods presented.

Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these interim condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's audited financial statements included in its registration statement on Form 10KSB for the year ended December 31, 2000. The results of operations for the periods ended March 31, 2001 and 2000 are not necessarily indicative of the operating results for the full years.

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

Plan of Operation
-----------------

     The Company intends to continue to perform development work, marketing activities and claim support operations and pending funding will commence construction on a mill. The Company does not anticipate extensive mining operations until additional funding can be arranged. Consequently, no revenue is anticipated until after the summer of 2001, at the earliest.

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

     The Company is hopeful that it will be able to have the mill completed by the end of the summer of 2001 and commence development/mining operations. If the Company is unable to keep to this time schedule, it is possible that revenues could not be received by the end of 2001. The Company has sent out samples of its potential product to multiple users of high quality pigments and received positive responses from potential buyers. The buyers can not make any definitive commitments, at this time, until the Company has the funds to complete the mill and can provide a time table for the delivery of product.

Liquidity and Capital Resources
-------------------------------

     As of March 31, 2001, the Company had a negative working capital deficit of $966,771. Current Assets were only $8,014 requiring the officers and directors of the Company to continue to use their own funds to keep the Company operating. The current liabilities of the Company at March 31, 2001, were $974,785, which primarily consist of accrued salaries to the officers of the Company of $560,050 and interest on related parties notes of $336,810. The Company's financial position has not changed significantly from prior quarters other than current assets continue to decline as funds are needed to pay operating expenses.

     All of the officers and directors have agreed to allow the Company to continue to accrue their salaries until sufficient revenue is produced to pay ongoing salaries, as well as, back salaries. Additionally, the notes payable are to the same officers and directors who have agreed to delay the payment of the notes and related interest until sufficient revenue is produced to allow for such payments. Even with these understandings among the officers and directors, the Company still does not have enough funds to pay existing obligations and in addition to those amounts owed related parties, the Company must pay approximately $55,130 in current liabilities to third parties.

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

     The Company continues to incur expenses to keep the mining site open, comply with environmental regulations and complete studies on the iron ore. For the three months ended March 31, 2001, the Company incurred $10,842 in general and administrative expense and had an operating loss of $10,842 with a
net loss of $30,842 with interest expenses of $20,000.   For the three months
ended March 31, 2000, the Company had a net loss of $29,742. This reduction was due to less activity for the quarter as the Company focused on trying to obtain debt financing rather than operate the mine.

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

                                   Uintah Mountain Copper Company


Dated:  ____________________       By:____________________________________
                                      Pamela Kandaris-Cha, Principal
                                      Accounting and Chief Financial Officer