Form 10QSB
period 2001-06-30
UINTAH MOUNTAIN COPPER COMPANY
filed 2001-08-20
CIK 862651

U.S. SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                                FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended: June 30, 2001

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

APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 12,160,985 shares of its $0.10 par value common stock as of August 17, 2001.

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

                          UINTAH MOUNTAIN COPPER COMPANY
                           (A DEVELOPMENT STAGE COMPANY)
                             Condensed Balance Sheets

                                              Unaudited           Audited
                                                June 30         December 31,
                                                 2001               2000
                                                 ----               ----
ASSETS

CURRENT ASSETS
 Cash                                         $      243          $      269
                                              ----------          ----------
  TOTAL CURRENT ASSETS                               243                 269

PROPERTY AND  EQUIPMENT                           41,561              41,461

OTHER ASSETS
 Mine development                                106,594             106,593
                                              ----------          ----------
  TOTAL ASSETS                                $  148,397          $  148,323
                                              ==========          ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
 Accounts payable                             $   57,717          $   55,130
 Bank line of credit                               2,070               1,703
 Income taxes payable                               -                    100
 Current portion of long-term liability           10,200              20,400
 Accrued salaries                                568,800             551,300
 Accrued interest                                356,810             316,810
                                              ----------          ----------
  TOTAL CURRENT LIABILITIES                      995,597             945,443

NOTES PAYABLE - RELATED ENTITIES                 319,363             305,005
LONG-TERM LIABILITY                               10,200              10,200

STOCKHOLDERS' EQUITY (DEFICIT)
 Common stock, par value $.10
 Authorized 30,000,000 shares
   12,150,985 and issued and outstanding       1,216,099           1,216,099
 Additional paid-in-capital                      264,018             267,018
 Deficit accumulated in the development
   stage                                      (2,656,880)         (2,592,442)
                                              ----------          ----------
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)          (1,176,763)         (1,112,325)

TOTAL LIABILITIES AND EQUITY                  $  148,397          $  148,323
                                              ==========          ==========

The accompanying notes are an integral part of the financial statements.

                          UINTAH MOUNTAIN COPPER COMPANY
                           (A DEVELOPMENT STAGE COMPANY)
                             STATEMENTS OF OPERATIONS
                                   (Unaudited)





                                                                                              From Inception
                                 Three Months    Three Months     Six Months     Six Months   on January 28,
                                    Ended            Ended          Ended           Ended       1946 through
                                   June 30,         June 30,       June 30,       June 30,        June 30,
                                     2001          2000           2001           2000            2001
                                 -------------  -------------   -------------   ------------  --------------
REVENUE
 Sales                           $       -      $       -       $       -      $       -      $         -
 Cost of sales                           -              -               -              -                -

                                 -------------  -------------   -------------  -------------   --------------
  GROSS PROFIT                           -              -               -              -                -

EXPENSES
 Depreciation                             -                50                           100             8,520
 General and administrative             11,972         19,454          22,814        33,176         2,289,187
                                 -------------  -------------    ------------  -------------   --------------
  TOTAL EXPENSES                        11,972         19,504          22,814         33,276        2,297,707

  OPERATING LOSS                       (11,972)       (19,504)        (22,814)       (33,276)      (2,297,707)
OTHER INCOME (EXPENSES)
 Interest income                             1           -                  1            -                583
 Interest expense                      (21,625)       (15,700)        (41,625)        (31,400)       (358,856)
                                   ------------  ------------    ------------    ------------    ------------
                                       (15,699)       (15,700)        (41,624)        (31,400)       (358,273)

Loss before income taxes                (33,596)      (35,204)        (64,438)        (64,676)     (2,655,980)

 Income taxes                              -             -               -               100              900
                                   ------------  ------------    ------------    ------------    ------------

  NET LOSS                         $    (33,596) $    (35,204)   $    (64,438)   $    (64,776)   $ (2,656,880)
                                   ============  ============    ============    ============    ============

Net loss per share:

 Basic/Diluted                              Nil           Nil             Nil             Nil
                                   ============   ============    ===========     ===========


 Weighted average shares
 outstanding:

 Basic/Diluted                       12,160,985     12,147,688     12,160,985      12,111,837
                                   ============   ============    ===========     ===========



The accompanying notes are an integral part of the financial statements.

                          UINTAH MOUNTAIN COPPER COMPANY
                           (A DEVELOPMENT STAGE COMPANY)
                             STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                                               From Inception
                                                               on January 28,
                                                                1946 through
                                                                  June 30,
                                          2001         2000         2001
                                      -----------  -----------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net loss                             $   (64,438) $   (64,776) $ (2,656,880)
 Adjustments to reconcile net
 earnings to net cash flows
 used by operating activities:
 Depreciation                                 -            100        8,520
  Changes in operating assets
   and liabilities:
  Increase in deferred charges              2,587        7,845        57,717
  Decrease in income taxes payable           (100)        (100)         -
  Increase in accrued salaries             17,500       17,500       568,800
  Increase in accrued interest             40,000       31,401       356,810
                                      -----------  -----------  ------------
 Net cash flows used by operating
  activities                               (4,451)      (8,030)   (1,665,033)

CASH FLOWS FROM INVESTING ACTIVITIES
 Payments for mine development               -         (25,748)     (106,593)
 Purchases of property and equipment         (100)        -           (8,620)
                                      -----------  -----------  ------------
  Net cash used by investing
  activities                                 (100)     (25,748)     (115,213)
                                      -----------  -----------  ------------
CASH FLOWS FROM FINANCING ACTIVITIES
 Common stock issued for cash                -          15,000     1,402,757
 Net proceeds from notes payable -
  related entities                         14,358       18,927       396,723
 Net proceeds from line of credit             367         -            2,070
 Payments on long-term liability          (10,200)        -          (21,061)
                                      -----------  -----------  ------------
  Net cash flows from financing
  activities                                4,525       33,927     1,780,489
                                      -----------  -----------  ------------
      NET INCREASE (DECREASE) IN
      CASH                                    (26)         149           243

      CASH AT THE BEGINNING OF THE
      PERIOD                                  269          124          -
                                      -----------  -----------  ------------
      CASH AT THE END OF THE
      PERIOD                          $       243          273           243
                                      ===========  ===========  ============

The accompanying notes are an integral part of the financial statements.

                      UINTAH MOUNTAIN COPPER COMPANY
                      (A DEVELOPMENT STAGE COMPANY)


Notes to the Unaudited Financial Statements
June 30, 2001

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

Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these interim condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's audited financial statements included in its registration statement on Form 10KSB for the year ended December 31, 2000. The results of operations for the periods ended June 30, 2001 and 2000 are not necessarily indicative of the operating results for the full years.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
-------------------------------------------------

     This periodic report contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to the financial condition, results of operations, business strategies, operating efficiencies or synergies, competitive positions, growth opportunities for existing products, plans and objectives of management. Statements in this periodic report that are not historical facts are hereby identified as "forward-looking statements."

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

Plan of Operation
-----------------

     The Company intends to continue to perform development work, marketing activities and claim support operations through the summer of 2001, and pending funding commence construction on a mill. The Company does not anticipate extensive mining operations in 2001 and likely will not have any revenue.

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

     The Company is hopeful that it will be able to have the mill completed by the end of 2001, pending funding. The Company has sent out samples of its potential product to multiple users of high quality pigments and received positive responses from potential buyers. The buyers can not make any definitive commitments, at this time, until the Company has the funds to complete the mill and can provide a time table for the delivery of product. The Company is working with one cosmetic company to complete the development of its products which will use the Company's pigments. The Company is hopeful, pending financing of its mill operations, that it will be able to supply the cosmetic company with product by next year.

Liquidity and Capital Resources
-------------------------------

     As of June 30, 2001, the Company had a negative working capital deficit of $995,354. Current Assets were only $243. The current liabilities of the Company at June 30, 2001, were $995,597, which primarily consist of accrued salaries to the officers of the Company of $568,800 and interest on related parties notes of $356,810. The Company's financial position has not changed significantly from prior quarters as liabilities continue to increase as the Company has no revenue to offset against ongoing expenses.

     All of the officers and directors have agreed to allow the Company to continue to accrue their salaries until sufficient revenue is produced to pay ongoing salaries, as well as, back salaries. Additionally, the notes payable are to the same officers and directors who have agreed to delay the payment of the notes and related interest until sufficient revenue is produced to allow for such payments. Even with these understandings among the officers and directors, the Company still does not have enough funds to pay existing obligations and in addition to those amounts owed related parties, the Company must pay approximately $57,717 in accounts payable and $12,270 in accrued expenses to third parties.

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

     The Company continues to incur expenses to keep the mining site open, comply with environmental regulations and complete studies on the iron ore. For the three and six months ended June 30, 2001, the Company incurred $11,972 and $22,814, respectively, in general and administrative expense and had an net loss of $33,596 and $64,438, respectively. The Company will have to raise capital through the sale of stock or other means such as related party loans if it is to stay in business, pending the completion of bank or other larger financing.

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

                                   Uintah Mountain Copper Company


Dated: August 20, 2001             By:
                                      ----------------------------------
                                      Pamela Kandaris-Cha, Principal
                                      Accounting and Chief Financial Officer