Form 10QSB
period 2001-09-30
UINTAH MOUNTAIN COPPER COMPANY
filed 2001-11-14
CIK 862651

U.S. SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                                FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended: September 30, 2001

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

APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 12,160,985 shares of its $0.10 par value common stock as of November 13, 2001.

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

Uintah Mountain Copper Company
(A Development Stage Company)
Condensed Balance Sheets as of:

                                         Unaudited           Audited
                                      September 30, 2001  December 31, 2000
                                      ------------------  -----------------
                  ASSETS

CURRENT ASSETS
Cash                                 $            2,560   $            269
                                     ------------------   ----------------
              TOTAL CURRENT ASSETS                2,560                269

PROPERTY AND EQUIPMENT                           43,336             41,461

OTHER ASSETS
  Mine Development                              106,593            106,593
                                     ------------------   ----------------
                  TOTAL ASSETS        $         152,489   $        148,323
                                     ==================   ================

                  LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                    $          45,480   $         55,130

Accrued expenses                                 12,238                  -
Bank line of credit                               2,111              1,703
Income taxes payable                                  -                100
Current portion of long-term liability           10,300             20,400
Accrued salaries                                577,550            551,300
Accrued interest                                379,810            316,810
                                     ------------------   ----------------
TOTAL CURRENT LIABILITIES                     1,027,489            945,443

NOTES PAYABLE - RELATED ENTITIES                328,163            305,005
LONG-TERM LIABILITY                              10,300             10,200

STOCKHOLDERS' EQUITY(DEFICIT)
  Common stock, par value $.10
  30,000,000 shares authorized
  12,160,985 shares issued
  and outstanding                             1,216,099          1,216,099
  Additional paid-in-capital                    264,018            264,018
  Deficit accumulated in the
  development stage                          (2,693,580)        (2,592,442)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)
                                     ------------------   ----------------
                                             (1,213,463)        (1,112,325)

TOTAL LIABILITIES AND EQUITY         $          152,489   $        148,323
                                     ==================   ================

The accompanying notes are an integral part of the financial statements.

Uintah Mountain Copper Company
(A Development Stage Company)
Unaudited Condensed Statements of Operations

                                                                                              From Inception
                                 Three Months    Three Months   Nine Months    Nine Months   on January 28,
                                    Ended            Ended         Ended           Ended       1946 through
                                 September 30,  September 30,   September 30,   September 30,  September 30,
                                     2001         2000           2001            2000             2001
                                 -------------  -------------   -------------   ------------  --------------
REVENUE
 Sales                           $       -      $       -       $       -      $       -      $       -
 Cost of sales                           -              -               -              -              -
                                 -------------  -------------   -------------  -------------  --------------
  GROSS PROFIT                           -              -               -              -              -

EXPENSES
 Depreciation                               50            132              50            232           8,570
 General and administrative             15,275         11,667          38,089         44,843       2,304,462
                                 -------------  -------------    ------------  -------------  --------------
  TOTAL EXPENSES                        15,325         11,799          38,139         45,075       2,313,032

  OPERATING LOSS                       (15,325)       (11,799)        (38,139)       (45,075)     (2,313,032)

OTHER INCOME (EXPENSES)
 Interest income                           -                1               1               1            583
 Interest expense                       (21,375)      (15,700)        (63,000)        (47,100)      (380,231)
                                   ------------  ------------    ------------    ------------   ------------
                                        (21,375)      (15,699)        (62,999)        (47,099)      (379,648)

Loss before income taxes                (36,700)      (27,498)       (101,138)        (92,174)    (2,692,680)

Income taxes                               -             -               -                100            900
                                   ------------  ------------    ------------    ------------   ------------

  NET LOSS                         $    (36,700) $    (27,498)   $   (101,138)   $    (92,274)  $ (2,693,580)
                                   ============  ============    ============    ============   ============

Net loss per share:

 Basic/Diluted                              Nil           Nil             Nil             Nil
                                   ============  ============    ============    ============


 Weighted average shares
 outstanding:

 Basic/Diluted                       12,160,985    12,150,985      12,160,985      12,124,981
                                   ============  ============    ============    ============







The accompanying notes are an integral part of the financial statements.

Uintah Mountain Copper Company
(A Development Stage Company)
Unaudited Condensed Statements of Cash Flows
For the nine months ending September 30, 2001 and 2000

                                                               From Inception
                                                               on January 28,
                                                                1946 through
                                                               September 30,
                                          2001         2000         2001
                                      -----------  -----------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES

 Net loss                              $ (101,138) $   (92,274) $ (2,9693,580)

 Adjustments to reconcile net
 earnings to net cash flows
 used by operating activities:

 Depreciation                                  50          232        8,570
  Changes in operating assets
   and liabilities:
  Increase (decrease) in accounts payable  (9,650)      (4,980)       45,480
  Increase in accrued expenses             12,238       10,288        12,238
  Decrease in income taxes payable           (100)        (100)         -
  Increase in accrued salaries             26,250       26,250       577,550
  Increase in accrued interest             63,000       47,100       379,810
      Net cash flows used by          -----------  -----------  ------------
      operating activities                 (9,350)     (13,484)   (1,669,932)
                                      -----------  -----------  ------------
CASH FLOWS FROM INVESTING ACTIVITIES
 Payments for mine development               -         (25,748)     (106,593)
 Purchases of property and equipment       (1,925)        -          (10,445)
                                      -----------  -----------  ------------
  Net cash used by investing
  activities                               (1,925)     (25,748)     (117,038)
                                      -----------  -----------  ------------
CASH FLOWS FROM FINANCING ACTIVITIES
 Common stock issued for cash                -          15,000     1,402,757
 Net Proceeds from notes payable -
  related entities                         23,158       25,590       405,523

  Net proceeds from line of credit            408         -            2,111
   Payments on long-term liability        (10,000)        -          (20,861)
                                      -----------  -----------  ------------
Net cash flows from financing
   activities                              13,566       40,590     1,789,530
                                      ===========  ===========  ============
      NET INCREASE IN CASH                  2,291        1,358         2,560

     CASH AT THE BEGINNING OF THE PERIOD      269          124          -
                                      -----------  -----------  ------------
     AT THE END OF THE PERIOD         $     2,560  $     1,482  $      2,560
                                      ===========  ===========  ============

The accompanying notes are an integral part of the financial statements.

UINTAH MOUNTAIN COPPER COMPANY
(A DEVELOPMENT STAGE COMPANY)
Notes to the Unaudited Financial Statements
September 30, 2001

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

Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these interim condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's audited financial statements included in its registration statement on Form 10KSB for the year ended December 31, 2000. The results of operations for the periods ended September 30, 2001 and 2000 are not necessarily indicative of the operating results for the full years.

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

     The Company is hopeful that it will be able to have the mill completed by the spring of 2002, pending funding. The Company has sent out samples of its potential product to multiple users of high quality pigments and received positive responses from potential buyers. The buyers can not make any definitive commitments, at this time, until the Company has the funds to complete the mill and can provide a time table for the delivery of product. The Company is working with one cosmetic company to complete the development of its products which will use the Company's pigments. The Company is hopeful, pending financing of its mill operations, that it will be able to supply the cosmetic company with product by next year.

Liquidity and Capital Resources
-------------------------------

     As of September 30, 2001, the Company had a negative working capital deficit of $1,024,929. Current Assets were only $2,560. The current liabilities of the Company at September 30, 2001, were $1,027,489, which primarily consist of accrued salaries to the officers of the Company of $577,550 and interest on related parties notes of $379,810. The Company's financial position has not changed significantly from prior quarters as liabilities continue to increase as the Company has no revenue to offset against ongoing expenses.

     All of the officers and directors have agreed to allow the Company to continue to accrue their salaries until sufficient revenue is produced to pay ongoing salaries, as well as, back salaries. Additionally, the notes payable are to the same officers and directors who have agreed to delay the payment of the notes and related interest until sufficient revenue is produced to allow for such payments. Even with these understandings among the officers and directors, the Company still does not have enough funds to pay existing obligations and in addition to those amounts owed related parties, the Company must pay approximately $45,480 in accounts payable, $12,238 in accrued expenses, $2,111 in bank line of credit to third parties.

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

     The Company continues to incur expenses to keep the mining site open, comply with environmental regulations and complete studies on the iron ore. For the three and nine months ended September 30, 2001, the Company incurred $15,325 and $38,139, respectively, in general and administrative expense and had an net loss of $36,700 and $101,138, respectively. The Company will have to raise capital through the sale of stock or other means such as related party loans if it is to stay in business, pending the completion of bank or other larger financing.

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

                                   Uintah Mountain Copper Company


Dated: November 14, 2001           By:
                                      ----------------------------------
                                      Pamela Kandaris-Cha, Principal
                                      Accounting and Chief Financial Officer