Form 10KSB
period 2001-12-31
UINTAH MOUNTAIN COPPER COMPANY
filed 2002-04-09
CIK 862651

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-KSB
(Mark One)
  [x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended       December 31, 2001
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

     State issuer's revenues for its most recent fiscal year: $-0-

     State the aggregate market value of the voting stock held by nonaffiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days: The Company does not have an active trading market and it is, therefore, difficult, if not impossible, to determine the market value of the stock. Based on the bid price for the Company's Common Stock at April 1, 2002, of $0.11 per share, the market value of shares held by nonaffiliates would be $863,126.

     As of April 1, 2002, the Registrant had 12,160,985 shares of common stock issued and outstanding.

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

                      ITEM 1. DESCRIPTION OF BUSINESS

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
-------------------------------------------------

     This periodic report contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to the financial condition, results of operations, business strategies, operating efficiencies or synergies, competitive positions, growth opportunities for existing products, plans and objectives of management. Statements in this periodic report that are not historical facts are hereby identified as "forward-looking statements." Such statements include discussion on the opening of a mill, product uses, completion of EA studies and planned financing.

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

      Since the final phase of development is of larger scope, the Forest Service has determined that they will require a more detailed environmental evaluation. Consequently, the Company and the Forest Service have committed to performing an Environmental Assessment ("EA") for future phases of project development. The EA was initiated in the fall of 1998 by the Forest Service with field studies and scoping documents completed. The EA has been submitted for public comment and the comment period has closed. At this time there have been no negative public comments. The EA is scheduled for completion prior to final Phase III test pit work in the summer of 2002. The Forest Service is paying for all costs of the EA.

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

     In prior years, all development work was annually bonded by the Company to guarantee the completion of necessary reclamation. The Forest Service has never needed to utilize reclamation bonds and has always returned these securities to the Company after completion of annual work. For 1998 and beyond, the Forest Service has decided that the Company's project should have both long-term and annual bonding to provide more continuity from year-to-year. Both parties are committed (in writing) to having full development work bonding in place prior to work planned for 2002.

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

     ORE PROCESSING
     --------------

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

     After 2 years of laboratory testing, a one half-ton pilot run was initiated to identify equipment parameters, define product quality and provide sample product. A report was issued in the spring of 1999 and sample products were made available to the Company soon after. The pilot program report noted that the application of identified separation techniques resulted in final pigment qualities that matched or exceeded the quality of other natural iron oxide pigment grade currently on the market. Use of attrition scrubbing, sieve sizing and magnetic separation were effective in upgrading the iron oxide content. Items requiring further investigation included silica floatation, foam control during carbonate digestion, acid consumption, and trace metal content reduction. Additional product characterization work has been performed in 1999 by the University of Missouri-Rolla Coatings Institute.

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

Government Regulation
---------------------

     The Company is subject to numerous regulations on mining and refining its products. The Company must comply with Forest Service regulations on mining and reclamation. The Company must submit all plans for its mining operation, development and exploratory work to the Forest Service which must review and approve all mining operations prior to work commencing. Since future phases of development on the mining location are of a larger scope, the Forest Service has determined that they will require a more detailed environmental evaluation. Consequently, the Forest Service is completing an environmental assessment for future phases of project development. Based on commitments by the Forest Service, the Company intends on having this assessment completed in time for planned development activities in 2002.

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

                        ITEM 3. LEGAL PROCEEDINGS

     None.

     ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

     No matters were submitted to a vote of shareholders of the Company during the fourth quarter of the fiscal year ended December 31, 2001.

                                PART II

     ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's Common Stock is quoted on the National Association of Securities Dealers Electronic Bulletin Board under the symbol ""UTMC." Set forth below are the high and low bid prices for the Company's Common Stock for the last two fiscal years and the interim quarter for 2002. Although the Company's Common Stock is quoted on the Electronic Bulletin Board it has traded sporadically with no real volume. Consequently, the information provided below may not be indicative of the Company's Common Stock price under different conditions.

Quarter Ended             High Bid        Low Bid
-------------             --------        -------
March 2000                  $0.28          $0.187
June 2000                   $0.25          $0.156
September 2000              $0.50          $0.156
December 2000               $0.187         $0.093

March 2001                  $0.156         $0.093
June 2001                   $0.125         $0.110
September 2001              $0.120         $0.080
December 2001               $0.160         $0.120

March 2002                  $0.110         $0.110

     At April 1, 2002, the bid and asked price for the Company's Common Stock was $0.11 and $0.18 respectively. All prices listed herein reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not represent actual transactions. Since its inception, the Company has not paid any dividends on its Common Stock, and the Company does not anticipate that it will pay dividends in the foreseeable future. At April 1, 2002, the Company had approximately 234 shareholders.

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

Plan of Operation
-----------------

     The Company intends to continue to perform development work, marketing activities and claim support operations through the summer of 2002, and pending funding commence construction on a mill. The Company does not anticipate extensive mining operations in 2002 and likely will not have any revenue unless funding is received.

     Once the EA is complete in 2002, the Company will be able to begin more extensive development operations in 2003.

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

     The Company is hopeful that it will be able to have the mill completed in 2002 and commence development/mining operations. If the Company is unable to keep to this time schedule, it is possible that revenues could not be received by the end of 2002. The Company has sent out samples of its potential product to multiple users of high quality pigments and received positive responses from potential buyers. The buyers can not make any definitive commitments, at this time, until the Company has the funds to complete the mill and can provide a time table for the delivery of product.

Liquidity and Capital Resources
-------------------------------

     As of December 31, 2001, the Company had negative working capital of $1,056,107. Current Assets were only $594 requiring the officers and directors of the Company to continue to use their own funds to keep the Company operating. The current liabilities of the Company at December 31, 2001, were $1,056,701, which primarily consist of accrued salaries to the officers of the Company of $586,300 and accrued interest on related party notes and officer salaries of $403,841.

     The Company's financial position has remained negative. On December 31, 2000, the Company had a working capital deficit of $945,174. The difference in working capital from December 31, 2000, and December 31, 2001, is the result of additional accrued salaries, and accrued interest.

     All of the officers and directors have agreed to allow the Company to continue to accrue their salaries until sufficient revenue is produced to pay ongoing salaries, as well as, back salaries. Additionally, the notes payable are to the same officers and directors who have also agreed to delay the payment of the notes and related interest until sufficient revenue is produced to allow for such payments. As of December 31, 2001, the Company owed a total of $278,086 to the estate of Mike Kandaris, $241,265 to Peter Kandaris and $684,449 to Pam Kandaris-Cha. Even with these understandings among the officers and directors, the Company still does not have enough funds to pay existing obligations and in addition to those amounts owed related parties, the Company must pay approximately $54,405 in current liabilities to third parties which the Company does not have the ability to pay. The Company's financial statements, reflecting the Company's current financial dilemma, contain a going concern qualification.

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

     The Company continues to incur expenses to keep the mining site open, comply with environmental regulations and complete studies on the iron ore. For the year ended December 31, 2001, the Company incurred $59,148 in general and administrative expense and had an operating loss of $59,148 with a net loss of $148,816 which includes interest expense of $89,570. These amounts are similar to those incurred for the prior years. The Company was forced to borrow funds to pay for the cost of completing field work and studies on the claims.

     For the year ended December 31, 2000, the Company had a net loss of $149,858. The loss was the result of no revenue and general and administrative expenses of $73,726 and interest expenses of $76,034. The Company anticipates that expenses will remain relatively the same for future years until mining operations can be commenced. The Company's auditors have indicated they have a concern as to the Company's ability to continue in business. The Company believes it will be able to continue in business relying on current officers accruing their salaries and being willing to pay ongoing operation expense. The Company, however, will not be able to be profitable or even produce revenue until the Company receives funding to build its mill and start refining its iron ore.

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

   Name               Age      Position       Director or Officer Since
   ----                      --------       -------------------------
Peter M. Kandaris     44        President, Director           1987
Richard M. Kelly      72        Vice President, Director      1999
Keith Robinson        75        Treasurer, Director           1987
Thomas A. Ronayne, II 41        Secretary                       --
Pamala Kandaris-Cha   45        Chief Financial Officer         --

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

Peter M. Kandaris, 44, President and Director, is the Project Engineer, responsible for all technical aspects of site development, permitting, milling and marketing. Mr. Kandaris has been a practicing civil/geotechnical engineer since 1983 for the Salt River Project in Phoenix, Arizona, and is presently the Principal Engineer in charge of Testing Services. He served as Vice President and a Director of the Company from 1978-1981, and has been President and a Director of the Company since 1987. Mr. Kandaris earned a BS degree from Arizona State University in 1981 and a Civil/Geotechnical Engineering degree from the same institution in 1984. He is member of the International Society of Rock Mechanics and a technical advisor to the Transmission Line Foundation Advisory Working Group for the Electric Power Research Institute. He has also served as a regional director and chairman for the Professional Engineers in Government (Phoenix Branch) and has been a technical affiliate to the Association of Drilled Shaft Contractors. Mr. Kandaris has been a registered professional civil engineer in the State of Arizona since 1985.

Keith Robinson, 75, Treasurer and Director, has extensive experience in the sales and marketing of products produced by the plastics industry and in developing various new plastics and medical products. Mr. Robinson has studied the iron oxide pigments market and has authored numerous market reports for the Company. He currently is the Sales Manager for Drug Packaging, Inc. of O'Fallon, Missouri. He has attended the College of Eastern Utah, the College of the Pacific, Idaho State University and the University of New York.

Thomas A. Ronayne, II, 41, Secretary, assists the Company in coordination of activities at the claims properties and reviews corporate actions. He has also been employed by Utah Power and Light Company since 1981 in construction and collections areas, and is a part-time commercial photographer and night-club manager in the Salt Lake City area. Mr. Ronayne graduated in 1981 with an Associate's degree in Science from the College of Eastern Utah and has attended the University of Utah.

Pam Kandaris-Cha, 45, chief financial officer, since January 1992 was consultant to the Company prior becoming the Company's CFO. Ms. Kandaris is also the president of Mid America Minerals, Inc. Pam Kandaris-Cha is the sister of Peter Kandaris, the president of the Company.

Richard M. Kelly, 71, vice president marketing, is a retired IBM engineer. Mr. Kelly has been retired for over five years. At IBM, Mr. Kelly was manager of program managers. Mr. Kelly received a bachelor degree in industrial engineering form Pennsylvania State University and a masters in engineering administration form Syracuse University.

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

     No filings were required during the year ended December 31, 2001.

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

                                                  Long Term Compensation
                                                  ----------------------
                     Annual Compensation              Awards         Payouts

                                            Other      Restricted
Name and                                   Annual      Stock     Options LTIP     All other
Principal Position Year  Salary  Bonus($) Compensation Awards   /SARs   Payout  Compensation
------------------ ----  ------  -------- ------------ ------   ------- ------  ------------
Peter Kandaris    2001     15,000     -0-        -0-          -0-      -0-    -0-     -0-
President and CEO 2000     15,000     -0-        -0-          -0-      -0-    -0-     -0-
                  1999     24,000     -0-        -0-          -0-      -0-    -0-     -0-


     Peter Kandaris receives a salary of $15,000 per year which is currently not being paid. The salary is being accrued until such time as the Company has the funds to pay Mr. Kandaris. As of December 31, 2001, Mr. Kandaris was owed $221,754 in back salary including interest.

     Cash Compensation

     No cash compensation was paid during 2001 although Peter Kandaris and Pam Kandaris Cha are to receive a salary.

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


   ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth the number of shares of the Company's Common Stock, par value $0.10, held by each person who is believed to be the beneficial owner of 5% or more of the 12,160,985 shares of the Company's common stock outstanding at April 1, 2002, based on the Company's transfer agent's list, representations and affidavits from shareholders and beneficial shareholder lists provided by the Depository Trust and securities broker dealers, and the names and number of shares held by each of the Company's officers and directors and by all officers and directors as a group.

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

Officers, Directors and Nominees
--------------------------------

Common     Peter Kandaris           ----------See Above-----------
Common     Pam Kandaris-Cha         ----------See Above-----------
Common     Keith Robinson           ----------See Above-----------
Common     Thomas A. Ronayne, II                  556,720              4.6%
Common     Richard Kelly                          495,000              4.1%
All Officers, Directors, and
 Nominees as a Group (4 Person)                 4,304,382             35.3%

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

     The Company has received loans from Pam and Steve (Kandaris) Cha and from Peter Kandaris in the aggregate amount of $324,803, including accrued interest, as of December 31, 2001. The loans are at an interest rate of 7% and are due and payable on demand.

     CERTAIN BUSINESS RELATIONSHIPS

     During the fiscal year ended December 31, 2001, there were no material transactions between the Company and its management or principal shareholders except as set forth above.

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

             ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

  (a)(1)FINANCIAL STATEMENTS. The following financial statements are included in this report:

Title of Document                                              Page
-----------------                                              ----
Report of Wisan, Smith, Racker & Prescott, LLP,
 Certified Public Accountants                                   F-1

Balance Sheets as of December 31, 2001, and 2000                F-2

Statements of Operations for the fiscal years ended December
31, 2001, 2000 and 1999 and from inception                      F-3

Statements of Stockholders' Equity for the years ended
December 31, 2001, 2000, and 1999 and  from inception           F-4

Statements of Cash Flows for the fiscal years ended
December 31, 2001, 2000 and 1999 and from inception             F-5

Notes to Financial Statements                                   F-6

 (a)(2)FINANCIAL STATEMENT SCHEDULES. The following financial statement schedules are included as part of this report:

     None.

(a)(3)EXHIBITS.  The following exhibits are included as part of this report:

              SEC
Exhibit     Reference
Number       Number     Title of Document           Location
-------     ---------   -----------------           -------------
Item 3      Articles of Incorporation and Bylaws
 3.01           3       Articles of Incorporated      Incorporation
                                                      by reference*
 3.02           3       Bylaws                        Incorporated
                                                      by reference*
Item 4      Instruments Defining the Rights of Security Holders
 4.01           4       Specimen Stock Certificate    Incorporated
                                                      by reference*
Item 99     Additional Exhibits
99.01          99      Mining Claims                  Incorporated
                                                      By Reference
* Incorporated by reference from the Company's registration statement on form 10-SB filed with the Commission, SEC file no.0-27019.

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


Signature                    Title                           Date
---------                    -----                           ----


____________________/s/
Peter M. Kandaris             President, Director            April 4, 2002


____________________/s/
Richard M. Kelly              Vice President, Director       April 8, 2002

                          UINTAH MOUNTAIN COPPER COMPANY
                          (A DEVELOPMENT STAGE COMPANY)

                              FINANCIAL STATEMENTS

                          December 31, 2001, 2000 and 1999

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

            NOTES TO FINANCIAL STATEMENTS                   F-6

                          INDEPENDENT AUDITORS' REPORT


Board of Directors
Uintah Mountain Copper Company
(A Development Stage Company)
Salt Lake City, Utah

We have audited the accompanying balance sheets of Uintah Mountain Copper Company (a development stage company) as of December 31, 2001 and 2000, and the related statements of operations, stockholders' equity (deficit), and cash flows for the years ended December 31, 2001, 2000 and 1999 and for the period from January 28, 1946 (inception) to December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Uintah Mountain Copper Company as of December 31, 2001 and 2000, and the results of its operations and its cash flows for the years ended December 31, 2001, 2000 and 1999 and from January 28, 1946 (inception), to December 31, 2001, in conformity with U.S. generally accepted accounting principles.

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

/s/ Wisan, Smith, Racker & Prescott, LLP

Salt Lake City, Utah
March 20, 2002

                      UINTAH MOUNTAIN COPPER COMPANY
                       (A DEVELOPMENT STAGE COMPANY)
                             BALANCE SHEETS
                        December 31, 2001 and 2000

                                                     2001              2000
                                                     ----              ----
     ASSETS

CURRENT ASSETS
Cash                                          $       594       $       269
                                              -----------       -----------

                          TOTAL CURRENT ASSETS        594               269


PROPERTY AND EQUIPMENT                             41,461            41,461

OTHER ASSETS
Mine development                                  110,078           106,593
                                              -----------       -----------
TOTAL ASSETS                                  $   152,133       $   148,323
                                              ===========       ===========

 LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                           $     54,405      $     55,130
  Bank line of credit                               1,905             1,703
  Income taxes payable                                100               100
  Current portion of long-term liabilities         10,150            20,400
  Accrued salaries                                586,300           551,300
  Accrued interest                                403,841           316,810
                                              -----------       -----------
TOTAL CURRENT LIABILITIES                     $ 1,056,701      $    945,443


NOTES PAYABLE - RELATED ENTITIES                  356,573           305,005
LONG-TERM LIABILITIES                                -               10,200

STOCKHOLDERS' EQUITY (DEFICIT)
  Common stock, par value $.10
  30,000,000 authorized
  12,160,985 issued and outstanding             1,216,099         1,216,099
Additional paid-in-capital                        264,018           264,018
Deficit accumulated in the development stage   (2,741,258)       (2,592,442)
                                              -----------       -----------
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)           (1,261,141)       (1,112,325)
                                              -----------       -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY    $   152,133       $   148,323
                                              ===========       ===========

The accompanying notes are an integral part of the financial statements.

                      UINTAH MOUNTAIN COPPER COMPANY
                      (A DEVELOPMENT STAGE COMPANY)
                         STATEMENTS OF OPERATIONS

                                                            From Inception
                                                             on January 28,
                       For the years ended                   1946 through
                           December 31,                       December 31,
                       -------------------
                    2001          2000          1999                2001
                    ----          ----          ----                ----
REVENUE
 Sales          $               $               $                $
Cost of sales          -               -                -                -
                -----------     -----------     ------------     ------------
  GROSS PROFIT         -               -                -                -
                -----------     -----------     ------------     ------------
EXPENSES
 General and
 administrative      59,148          73,494           85,117        2,325,521
Depreciation           -                232              812            8,520
                -----------     -----------     ------------     ------------
OPERATING LOSS      (59,148)        (73,726)         (85,929)      (2,334,041)

OTHER INCOME
(EXPENSE)
 Interest income          2               2                2              584
 Interest expense   (89,570)        (76,034)         (58,300)        (406,801)
                -----------     -----------     ------------     ------------
                    (89,568)        (76,032)         (58,298)        (406,217)
                -----------     -----------     ------------     ------------
Loss before
income taxes       (148,716)       (149,758)        (144,227)      (2,740,258)

Income taxes            100             100              100            1,000
                -----------     -----------     ------------     ------------
     NET LOSS   $  (148,816)    $  (149,858)    $   (144,327)    $ (2,741,258)
                ===========     ===========     ============     ============

NET LOSS PER
SHARE:
  Basic and
  diluted       $     (0.01)    $     (0.01)    $      (0.01)
                ===========     ===========     ============

Weighted
average number
of shares out-
standing:
Basic and
diluted          12,160,985      12,134,981       12,085,985
                ===========     ===========     ============

The accompanying notes are an integral part of the financial statements.

                       UINTAH MOUNTAIN COPPER COMPANY
                        (A DEVELOPMENT STAGE COMPANY)
                STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
        From inception on January 28, 1946 through December 31, 2001

                                                                   Deficit
                                Common Stock        Additional Accumulated in
                                ------------         Paid-in   the Development
                             Shares      Amount      Capital        Stage
                             ------      ------      -------        -----
Balance
January 28, 1946                -      $      -      $   -      $      -

Common stock
issued for cash,
services and debt
at $.10 per share         11,946,265    1,194,627     200,630          -

Common stock issued
for cash at approx-
imately $.50 per share       112,000        11,200     44,800          -

Common stock issued
for debt at $.50 per
share                         27,720        2,772     11,088           -

Net loss for the
period from inception
on January 28, 1946
through December 31, 1998       -             -          -       (2,298,257)
                          ----------   -----------   --------   -----------
Balance December 31, 1998 12,085,985     1,208,599    256,518    (2,298,257)

Net loss for the year
ended December 31, 1999         -             -          -         (144,327)
                          ----------   -----------   --------   -----------
Balance December 31, 1999 12,085,985     1,208,599    256,518    (2,442,584)

Common stock issued for
cash at approximately
$.20 per share                75,000         7,500      7,500          -

Net loss for the year
ended December 31, 2000         -             -          -         (149,858)
                          ----------   -----------   --------   -----------
Balance December 31,
2000                      12,160,985     1,216,099    264,018    (2,592,442)

Net loss for the year
ended December 31, 2001         -             -          -         (148,816)
                          ----------   -----------   --------   -----------
Balance December 31, 2001 12,160,985   $ 1,216,099  $ 264,018   $(2,741,258)
                          ==========   ===========   ========   ===========

The accompanying notes are an integral part of the financial statements.

                     UINTAH MOUNTAIN COPPER COMPANY
                      (A DEVELOPMENT STAGE COMPANY)
                         STATEMENTS OF CASH FLOWS

                                                                                   From Inception
                                                                                   on January 28,
                                            Years ended December 31,                1946 through
                                            ------------------------                 December 31,
                                      2001           2000           1999                 2001
                                      ----           ----           ----                 ----
CASH FLOWS FROM OPERATING
ACTIVITIES
Net loss                          $(148,816)     $(149,858)     $(144,327)           $(2,741,258)
Adjustments to reconcile net
loss to net cash used by
operating activities:
Depreciation                           -               232            812                  8,520
Changes in operating assets
and liabilities:
Increase (decrease) in accounts
payable                                (725)        12,593         17,052                 54,405
Increase in income taxes payable       -              -              -                       100
Increase in accrued salaries         35,000         35,000         35,000                586,300
Increase in accrued interest         87,031         76,034         57,879                403,841
                                   --------       --------       --------             ----------
Net cash used by operating
activities                          (27,510)       (25,999)       (33,584)            (1,688,092)
                                   --------       --------       --------             ----------
CASH FLOWS FROM INVESTING
ACTIVITIES
Payments for mine development        (3,485)       (25,747)        (2,687)              (110,078)
Purchase of property and equipment     -              -              -                    (8,520)
Net cash used by investing         --------       --------       --------             ----------
activities                           (3,485)       (25,747)        (2,687)              (118,598)
                                   --------       --------       --------             ----------
CASH FLOWS FROM FINANCING
ACTIVITIES
Common stock issued for cash           -            15,000           -                 1,402,757
Payments on long-term liabilities   (20,450)       (10,861)          -                   (31,311)
Net proceeds from (payments on)
notes payable -
related entities                     51,568         48,633         42,990                433,933
Net proceeds from (payments on)
line of credit                          202           (881)          (277)                 1,905
Payment on bank overdraft              -              -            (6,430)                (6,430)
Proceeds from bank overdraft           -              -              -                     6,430
Net cash flows from financing      --------       --------       --------             ----------
activities                           31,320         51,891         36,283              1,807,284
                                   --------       --------       --------             ----------
NET INCREASE IN
CASH AND CASH EQUIVALENTS               325            145             12                    594
CASH AND CASH EQUIVALENTS
AT BEGINNING OF PERIOD                  269            124            112                   -
CASH AND CASH EQUIVALENTS          --------       --------       --------             ----------
AT END OF PERIOD                   $    594       $    269       $    124             $      594
                                   ========       ========       ========             ==========
SUPPLEMENTAL SCHEDULE OF NON-CASH
INVESTING AND FINANCING ACTIVITIES:
Acquisition of property and
equipment by assuming debt         $   -          $ 41,461       $   -                $   41,461
                                   ========       ========       ========             ==========
Issuances of common stock for debt $   -          $   -          $   -                $   77,360
                                   ========       ========       ========             ==========
Cash paid for:
Interest                           $  2,539       $   -          $   -                $    2,539
                                   ========       ========       ========             ==========
Income taxes                       $    100       $    100       $    100             $      900
                                   ========       ========       ========             ==========

The accompanying notes are an integral part of the financial statements.

                             UINTAH MOUNTAIN COPPER COMPANY
                             (A DEVELOPMENT STAGE COMPANY)
                             NOTES TO FINANCIAL STATEMENTS
                                December 31, 2001 and 2000

NOTE 1 -SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------
Organization and Operating History
----------------------------------
The Company was incorporated in the State of Utah on January 28, 1946. The Company was organized to conduct mining operations in the State of Utah and elsewhere. The initial capital of the Company consisted of $35,000 in cash from incorporators for 350,000 shares of $.10 par value common stock. The Company initially authorized 1,000,000 shares of $.10 par value common stock. During 1989 the Company amended its articles of incorporation to have 30,000,000 authorized shares of common stock.

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

During 1999, the Company signed an engineering services agreement with an engineering firm to perform plant design and feasibility study engineering services for a natural pigment production facility. The feasibility study encompassed the entire project work performed through December 31, 1999. During 1999, the US Forest Service completed environmental field studies on the hematite claims and their analysis has also been completed. A final report is due from the US Forest Service in the spring of 2002 and is expected to be positive.

During 2000, the Company purchased land on which the natural pigment production facility will be built subject to the Company obtaining external financing and the issuance of the US Forest Service environmental field studies report. The Company expects to begin construction of the production facility in the summer or fall of 2002.

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

                            UINTAH MOUNTAIN COPPER COMPANY
                             (A DEVELOPMENT STAGE COMPANY)
                             NOTES TO FINANCIAL STATEMENTS
                               December 31, 2001 and 2000


NOTE 1 SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
-------------------------------------------------
Normal maintenance and repair items are charged to costs and expenses as incurred. The cost and accumulated depreciation of property and equipment sold or otherwise retired are removed from the accounts and gain or loss on disposition is reflected in net income in the period of disposition.

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

Estimates
---------
The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results may differ from those estimates.

Advertising and Promotion
-------------------------
All costs associated with advertising and promoting the Company's goods and services are expensed in the year incurred. During the years ended December 31, 2001, 2000 and 1999, the Company incurred advertising costs of $46, $2,894, and $324, respectively.

Fair Value of Financial Instruments
-----------------------------------
The carrying amounts for cash and payables approximate their fair value.

                          UINTAH MOUNTAIN COPPER COMPANY
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                            December 31, 2001 and 2000


NOTE 1 SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
-------------------------------------------------
Long-Lived Assets
-----------------
In the event that facts and circumstances indicate that the carrying value of long-lived and intangible assets may be impaired, an evaluation of recoverability would be performed. If an evaluation is required, the estimated future undiscounted cash flow associated with the asset would be compared to the asset's carrying amount to determine if a write-down may be required.

Earnings per Share
------------------
Basic earnings per share is computed using the weighted average number of common shares outstanding. Diluted earnings per share is computed using the weighted average number of common and common stock equivalent shares outstanding during the period; common stock equivalent shares, if any have been excluded from the computation as their effect would be antidilutive.

Environmental Matters
---------------------
The Company's planned operations will be subject to environmental regulation by federal, state and local authorities. Once operations commence, the Company will implement its policies relating to environmental standards of performance. Future environmental expenditures that relate to Company operations will be expensed or capitalized as appropriate. Liabilities will be recorded when it is probable the Company will be obligated to pay amounts for environmental site evaluation, remediation or related costs and such amounts can be reasonably estimated. As of December 31, 2001, the Company has not incurred any liabilities related to environmental matters.

Reclassifications
-----------------
Certain amounts in 2000 and 1999 have been reclassified to conform with the 2001 financial statement presentation.

Impact of New Accounting Standards
----------------------------------
In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, Business Combinations ("SFAS No. 141") and No. 142, Goodwill and Other Intangible Assets ("SFAS No. 142"). SFAS 141 requires the use of the purchase method of accounting for all business combinations initiated after June 30, 2001. The adoption of this statement had no impact on the Company's results of operations and financial position. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. The Company will adopt the statement effective January 1, 2002. Under SFAS No. 142, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests. Other intangible assets will continue to be amortized over their useful lives. Adoption of this statement will not have a significant effect on the Company's results of operations and financial position.

                           UINTAH MOUNTAIN COPPER COMPANY
                           (A DEVELOPMENT STAGE COMPANY)
                            NOTES TO FINANCIAL STATEMENTS
                              December 31, 2001 and 2000


NOTE 1 SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
-------------------------------------------------
Impact of New Accounting Standards (continued)
---------------------------------------------
In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The statement is effective for fiscal years beginning after December 15, 2001. The Company will adopt this statement effective January 1, 2002. This statement establishes a single accounting model for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired. Adoption of this statement will not have a significant effect on the Company's results of operations and financial position.

NOTE 2 GOING CONCERN
--------------------
The Company's financial statements are prepared using U.S. generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company does not have significant cash and has not had significant operations since its inception. Without additional financing it would be unlikely for the Company to pursue and realize its objectives. The Company plans to obtain such additional financing through the sale of its common stock, business development loans, grants and end user product purchase orders. In the interim, officers of the Company have committed to meeting its operating expenses. The Company anticipates obtaining external financing during the spring of 2002 and beginning operations at the end of 2002.

NOTE 3 PROPERTY AND EQUIPMENT
-----------------------------
Property and equipment as of December 31, 2001 and 2000 are detailed in the following summary:

                                                     2001               2000
                                                     ----               ----
 Cost:
    Land                                          $41,461            $41,461
    Furniture and fixtures                          4,460              4,460
    Vehicles                                        2,900              2,900
    Leasehold improvements                          1,160              1,160
                                                  -------            -------
                                                   49,981             49,981

 Less accumulated depreciation                     (8,520)            (8,520)
                                                  -------            -------
 Net book value
                                                  $41,461            $41,461
                                                  =======            =======

                             UINTAH MOUNTAIN COPPER COMPANY
                             (A DEVELOPMENT STAGE COMPANY)
                             NOTES TO FINANCIAL STATEMENTS
                               December 31, 2001 and 2000


NOTE 4 OTHER ASSETS (CONTINUED)
------------------------------
Other assets consist of the following as of December 31, 2001 and 2000:

                                                      2001             2000
                                                    -------          -------

Mine Development                                   $110,078         $106,593

Accumulated amortization                               -                 -
                                                   --------          --------
                                                   $110,078          $106,593
                                                   ========          ========

NOTE 5 BANK LINE OF CREDIT
--------------------------
The Company has a cash reserve line of credit with a total line available of $2,500. As of December 31, 2001 and 2000, the Company has drawn $1,905 and $1,703, against the line of credit respectively. This line of credit carries a variable interest (14.50% at December 31, 2001). The cash reserve line of credit will remain in effect as long as the Company maintains an active account with the bank.


NOTE 6 INCOME TAXES
-------------------
The components of income tax expense related to continuing operations are as follows:

                                                   2001                2000
                                                 -------            -------

State                                            $   100            $   100
Federal                                              -                  -
Deferred                                             -                  -
                                                 -------            -------
                                                 $   100            $   100
                                                 =======            =======
Differences between the U.S. statutory
and effective tax rates:
U.S. statutory rate                              (50,600)           (50,900)

State income taxes, net of federal tax effect      3,200              2,900
Change in valuation allowance                     62,300             56,700
Effect of graduated rates                        (14,800)            (8,600)
                                                 -------            -------
Income tax expense                               $   100            $   100
                                                 =======            =======

                       UINTAH MOUNTAIN COPPER COMPANY
                        (A DEVELOPMENT STAGE COMPANY)
                        NOTES TO FINANCIAL STATEMENTS
                         December 31, 2001 and 2000


NOTE 6 INCOME TAXES (CONTINUED)
------------------------------
The net deferred income taxes in the accompanying balance sheets include the following amounts of deferred income tax assets and liabilities:

                                                       2001           2000
                                                       ----           ----
Deferred Tax Assets
Net operating loss                                  547,600        530,800
Charitable contribution carryforward                    800            800
Deferred officer compensation                       121,600         76,100
                                                    -------        -------



                                                    670,000        607,700

Valuation allowance                                (670,000)      (607,700)
                                                    -------        -------
Total deferred tax assets                              -              -
                                                    -------        -------

Deferred Tax Liabilities                               -              -
                                                    -------        -------
Net deferred tax assets                             $  -           $  -
                                                    =======        =======


At December 31, 2001 and 2000, the Company's deferred tax assets are fully offset by a valuation allowance. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the period in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax items, projected future taxable income, and tax planning strategies in making this assessment. Based on the projections for future taxable income over the periods that the deferred tax assets are deductible, management believes it is more likely than not that the Company will not realize the benefits of these deductible differences.

At December 31, 2001, the Company has approximately $1,427,000 of net operating loss carryforwards available to reduce future taxable income. These carryforwards will expire beginning in 2007.

                           UINTAH MOUNTAIN COPPER COMPANY
                            (A DEVELOPMENT STAGE COMPANY)
                            NOTES TO FINANCIAL STATEMENTS
                             December 31, 2001 and 2000

NOTE 7 LONG-TERM LIABILITIES
----------------------------
Long-term liabilities as of December 31, 2001 and 2000 are detailed in the following summary:

                                                      2001          2000
                                                      ----          ----
 Note to the State of Utah, interest at
  11.0%, due in semianual installments of
  $10,150, plus interest, secured by land           10,150        30,600
Less current portion of long-term liabilities      (10,150)      (20,400)
                                                    ------        ------
Long-term liabilities excluding current portion       -           10,200
                                                    ======        ======
Aggregate maturities of long-term liabilities as of December 31, 2001 are as follows:

NOTE 7 LONG-TERM LIABILITIES (CONTINUED)
---------------------------------------

               2002                                               10,150
               2003                                                 -
               2004                                                 -
               2005                                                 -
               2006                                                 -
            Thereafter                                              -
                                                                 -------
                                                                 $10,150
                                                                 =======

NOTE 8 RELATED ENTITY TRANSACTIONS
----------------------------------
In January, 1992, the Company entered into an agreement with Mid America Minerals, Inc. (Mid America) to repurchase an operating agreement Mid America held with the Company. Mid America is a related entity to the Company through common ownership. In exchange for the operating agreement, Mid America will receive a ten percent net profit interest in the mining operations of the Company. The Company agreed to assume the debt of Mid America. The debt assumed from Mid America was a deferred compensation liability owing to a shareholder of the Company in the amount of $125,000. The Company agreed to compensate the shareholder $25,000 annually for five years beginning in 1995; however, such terms have been renegotiated between the interested parties and the Company will make payments as revenues sufficient to do so are generated or as funds become available. The balance owing at December 31, 2001 and 2000 was $83,486 and $78,024, respectively including accrued interest of 7% per annum.

                           UINTAH MOUNTAIN COPPER COMPANY
                            (A DEVELOPMENT STAGE COMPANY)
                            NOTES TO FINANCIAL STATEMENTS
                             December 31, 2001 and 2000

NOTE 9 NOTES PAYABLE - RELATED ENTITIES
---------------------------------------
Certain officers and shareholders of the Company have provided the Company with funding to continue the exploration of its mining claims. Interest on these amounts is accrued at 7% per year. The officers and shareholders have the option to receive cash or convert their notes to common stock. The Company plans to repay these notes in future years, when revenues sufficient to do so are generated.


NOTE 10 OPERATING LEASE
-----------------------
The Company has leased certain facilities under month-to-month rental agreements. Rental expense under the operating lease agreements totaled $0, $2,223 and $5,795 for the years ended December 31, 2001, 2000 and 1999, respectively.