Form 10QSB
period 2002-03-31
UINTAH MOUNTAIN COPPER COMPANY
filed 2002-05-20
CIK 862651

U.S. SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                                FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended: March 31, 2002

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

APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 12,160,985 shares of its $0.10 par value common stock as of May 14, 2002.

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

                          UINTAH MOUNTAIN COPPER COMPANY
                           (A DEVELOPMENT STAGE COMPANY)
                          Condensed Balance Sheets as of:

                                              Unaudited           Audited
                                               March 31,        December 31,
                                                 2002               2001
                                            -------------       ------------
ASSETS

CURRENT ASSETS
 Cash                                         $      701          $      594
                                              ----------          ----------
  TOTAL CURRENT ASSETS                               701                 594

PROPERTY AND EQUIPMENT                            41,461              41,461

OTHER ASSETS
 Mine development                                110,078             110,078
                                              ----------          ----------
  TOTAL ASSETS                                $  152,240          $  152,133
                                              ==========          ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
 Accounts payable                             $   54,405          $   54,405
 Bank line of credit                               2,081               1,905
 Income taxes payable                                100                 100
 Current portion of long-term liability           10,150              10,150
 Accrued salaries                                595,050             586,300
 Accrued interest                                425,841             403,841
                                              ----------          ----------
TOTAL CURRENT LIABILITIES                      1,087,627           1,056,701


NOTES PAYABLE - RELATED ENTITIES                 359,172             356,573

SHAREHOLDERS' EQUITY (DEFICIT)
 Common stock, par value $.10
 Authorized 30,000,000 shares
  12,160,985 shares issued and outstanding     1,216,099           1,216,099
 Additional paid-in-capital                      264,018             264,018
 Deficit accumulated in development stage     (2,774,676)         (2,741,258)
                                              ----------          ----------
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)          (1,294,559)         (1,261,141)

TOTAL LIABILITIES AND EQUITY                  $  152,240          $  152,133
                                              ==========          ==========




  The accompanying notes are an integral part of the financial statements.

                          UINTAH MOUNTAIN COPPER COMPANY
                           (A DEVELOPMENT STAGE COMPANY)
                             STATEMENTS OF OPERATIONS


                                                                From Inception
                               Three Months     Three Months   on January 28,
                                   Ended            Ended        1946 through
                                  March 31,        March 31,       March 31,
                                    2002             2001            2002
                                -------------   -------------   -------------

REVENUE
 Sales                          $       -       $        -      $       -
 Cost of sales                          -                -              -
                                -------------   -------------   -------------
  GROSS PROFIT                          -

EXPENSES
 Depreciation                           -                 -             8,520
 General and administrative            11,418          10,842       2,336,939
                                -------------   -------------   -------------
TOTAL EXPENSES                         11,418          10,842       2,345,459

OPERATING LOSS                        (11,418)        (10,842)     (2,345,459)

OTHER INCOME (EXPENSES)
 Interest income                         -               -                584
 Interest expense                     (22,000)        (20,000)       (428,801)
                                -------------   -------------   -------------
                                      (22,000)        (20,000)       (428,217)

 Loss before income taxes             (33,418)        (30,842)     (2,773,676)

 Income taxes                            -               -              1,000
                                -------------   -------------   -------------

NET LOSS                        $     (33,418)  $     (30,842)  $  (2,774,676)
                                =============   =============   =============

Net income per share:
 Basic/diluted                         (0.003)         (0.003)
                                =============   =============

Weighted average shares
outstanding:
 Basic/diluted                  $  12,160,985   $  12,087,318
                                =============   =============






The accompanying notes are an integral part of the financial statements.

                          UINTAH MOUNTAIN COPPER COMPANY
                           (A DEVELOPMENT STAGE COMPANY)
                   UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS
                For the three months ending March 31, 2002, and 2001

                                                               From Inception
                                                               on January 28,
                                                                1946 through
                                                                  March 31,
                                          2002        2001          2002
                                      -----------  -----------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net loss                             $   (33,418) $   (30,842) $ (2,774,676)
 Adjustments to reconcile net
 loss to net cash flows
 used by operating
 activities:
 Depreciation                                -            -           8,520
 Effect of Accounting Change
  Changes in operating assets
   and liabilities:
  Increase in accounts payable               -            -           54,405
  Increase in income taxes payable           -            -              100
  Increase in accrued salaries              8,750        8,750       595,050
  Increase in accrued interest             22,000       20,000       425,841
                                      -----------  -----------  ------------
    Net cash flows used by
      operating activities                 (2,668)      (2,092)   (1,690,760)
                                      -----------  -----------  ------------

CASH FLOWS FROM INVESTING ACTIVITIES
 Payments for mine development               -            -         (110,078)
 Purchase of property and equipment          -            -           (8,520)
                                      -----------  -----------  ------------
      Net cash used by investing
       activities                            -            -         (118,598)
                                      -----------  -----------  ------------

CASH FLOWS FROM FINANCING ACTIVITIES
 Common stock issued for cash                -            -        1,402,757
 Proceeds from (payments on)
  notes payable -related entities           2,599        9,245       436,532
 Proceeds from line of credit                 176          592         2,081
 Payments on long-term liability             -            -          (31,311)
                                      -----------  -----------  ------------
  Net cash flows from financing
  activities                                2,775        9,837     1,810,059
                                      -----------  -----------  ------------

NET INCREASE IN CASH                          107        7,745           701

CASH AT THE BEGINNING OF PERIOD               594          269          -
                                      -----------  -----------  ------------
CASH AT END OF PERIOD                 $       701  $     8,014  $        701
                                      ===========  ===========  ============

 The accompanying notes are an integral part of the financial statements.

                      UINTAH MOUNTAIN COPPER COMPANY
                      (A DEVELOPMENT STAGE COMPANY)


Notes to the Unaudited Financial Statements
March 31, 2002

NOTE 1- CONDENSED FINANCIAL STATEMENTS

The accompanying interim condensed financial statements of Uintah Mountain Copper Company have been prepared in conformity with accounting principles generally accepted in the United States, consistent in all material respects with those applied in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2001. The interim financial information is unaudited, but reflects all normal adjustments, which are, in the opinion of management, necessary to provide a fair statement of results for the interim periods presented.

Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these interim condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's audited financial statements included in its registration statement on Form 10KSB for the year ended December 31, 2001. The results of operations for the periods ended March 31, 2002 and 2000 are not necessarily indicative of the operating results for the full years.

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

Plan of Operation
-----------------

     The Company intends to continue to perform development work, marketing activities and claim support operations and pending funding will commence construction on a mill. The Company does not anticipate extensive mining operations until additional funding can be arranged. Consequently, no revenue is anticipated until after the summer of 2002, at the earliest.

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

     The Company is hopeful that it will be able to have the mill completed by the end of the summer of 2002 and commence development/mining operations. If the Company is unable to keep to this time schedule, it is possible that revenues could not be received by the end of 2002. The Company has sent out samples of its potential product to multiple users of high quality pigments and received positive responses from potential buyers. The buyers can not make any definitive commitments, at this time, until the Company has the funds to complete the mill and can provide a time table for the delivery of product.

Liquidity and Capital Resources
-------------------------------

     As of March 31, 2002, the Company had a negative working capital deficit of $1,086,926. Current Assets were only $701 requiring the officers and directors of the Company to continue to use their own funds to keep the Company operating. The current liabilities of the Company at March 31, 2002, were $1,087,627, which primarily consist of accrued salaries to the officers of the Company of $595,050 and interest on related parties notes of $425,841. The Company's financial position has not changed significantly from prior quarters other than current assets continue to decline as funds are needed to pay operating expenses.

     All of the officers and directors have agreed to allow the Company to continue to accrue their salaries until sufficient revenue is produced to pay ongoing salaries, as well as, back salaries. Additionally, the notes payable are to the same officers and directors who have agreed to delay the payment of the notes and related interest until sufficient revenue is produced to allow for such payments. Even with these understandings among the officers and directors, the Company still does not have enough funds to pay existing obligations and in addition to those amounts owed related parties, the Company must pay approximately $66,736 in current liabilities to third parties.

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

     The Company continues to incur expenses to keep the mining site open, comply with environmental regulations and complete studies on the iron ore. For the three months ended March 31, 2002, the Company incurred $11,418 in general and administrative expense and had an operating loss of $11,418 with a
net loss of $33,418 with interest expenses of $22,000.   For the three months
ended March 31, 2001, the Company had a net loss of $30,842. This slight increase was the result of higher general and administrative expenses and increased interest expenses.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS
            None

ITEM 2.  CHANGES IN SECURITIES
            None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
            None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
            None

ITEM 5.  OTHER INFORMATION
            None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)     Exhibits.
            ----------
Item 4      Instruments Defining the Rights of Security Holders
-------     ---------------------------------------------------
 4.01           4       Specimen Stock Certificate    Incorporated
                                                      by reference*
* Incorporated by reference from the Company's registration statement on form 10-SB filed with the Commission, SEC file no. 0-27019.


     (b)    Reports on From 8-K.
            --------------------
            None

                             SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   Uintah Mountain Copper Company


Dated: May 20, 2002                By:    /s/
                                      -----------------------------------
                                      Pamela Kandaris-Cha, Principal
                                      Accounting and Chief Financial Officer