Form 10QSB
period 2002-06-30
UINTAH MOUNTAIN COPPER COMPANY
filed 2002-08-14
CIK 862651

U.S. SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                                FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended: June 30, 2002

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

                              (435) 820-6460
                        -------------------------------
                           (Issuer telephone number)

     Check whether the Issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2)
has been subject to such filing requirements for the past 90 days.        Yes
[X]  No [ ]     Yes [X]  No  [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 12,160,985 shares of its $0.10 par value common stock as of August 12, 2002.

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

Uintah Mountain Copper Company
(A Development Stage Company)
Condensed Balance Sheets as of:
                                        Unaudited                 Audited
                                      June 30, 2002         December 31, 2001
                                  ---------------------     -----------------

                      ASSETS

CURRENT ASSETS
Cash                                    $  10,290             $     594
                                        ---------             ---------
     TOTAL CURRENT ASSETS                  10,290                   594

PROPERTY AND EQUIPMENT                     41,461                41,461

OTHER ASSETS
   Mine Development                       110,078               110,078

     TOTAL ASSETS                       $ 161,829             $ 152,133
                                        =========             =========


          LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
 Accounts payable                       $  45,555             $  54,405
 Accrued expenses                          16,390                    -
 Bank line of credit                        1,915                 1,905
 Income taxes payable                          -                    100
 Current portion of long-term liability    10,150                10,150
 Accrued salaries                         603,800               586,300
 Accrued interest                         447,841               403,841
                                        ---------             ---------
     TOTAL CURRENT LIABILITIES          1,125,651             1,056,701

NOTES PAYABLE - RELATED ENTITIES          362,641               356,573

STOCKHOLDERS' EQUITY(DEFICIT)
 Common stock, par value $.10
  30,000,000 shares authorized
  12,160,985 shares issued and
  outstanding                           1,216,099             1,216,099
 Additional paid-in-capital               264,018               264,018
 Deficit accumulated in the
  development stage                    (2,806,580)           (2,741,258)
                                       -----------           -----------
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)   (1,326,463)           (1,261,141)
                                       -----------           -----------
      TOTAL LIABILITIES AND EQUITY     $  161,829            $  152,133
                                       ===========           ===========

The accompanying notes are an integral part of the financial statements.

Uintah Mountain Copper Company
(A Development Stage Company)
Unaudited Condensed Statements of Operations


                                                                                   From Inception
                               Three Months  Three Months  Six Months  Six Months  on January 28,
                                  Ended          Ended        Ended       Ended     1946 through
                                 June 30,       June 30,     June 30,   June 30,      June 30,
                                   2002           2001         2002       2001           2002
                                -----------   -----------   ----------  ---------   -------------
REVENUE
   Sales                         $      -     $     -       $    -      $    -       $      -
   Cost of Sales                        -           -            -           -              -
                                -----------   -----------   ----------  ---------   ------------
     GROSS PROFIT                       -           -            -           -              -

EXPENSES
   Depreciation                         -           -            -           -           8,520
   General and administrative        9,904      11,972       21,323      22,814      2,346,844
                                -----------   -----------   ----------  ---------   ------------
     TOTAL EXPENSES                  9,904      11,972       21,323      22,814      2,355,364

     OPERATING LOSS                 (9,904)    (11,972)     (21,323)    (22,814)    (2,355,364)

OTHER INCOME (EXPENSES)
   Interest income                      -            1            1           1            585
   Interest expense                (22,000)    (21,625)     (44,000)    (41,625)      (450,801)
                                -----------   -----------   ----------  ---------   ------------
                                   (22,000)    (21,624)     (43,999)    (41,624)      (450,216)


Loss before income taxes           (31,904)    (33,596)     (65,322)    (64,438)    (2,805,580)

Income taxes                            -           -            -           -           1,000
                                -----------   -----------   ----------  ---------   ------------

     NET LOSS                   $  (31,904)   $(33,596)    $(65,322)   $(64,438)   $(2,806,580)
                                ===========   ============ ==========  ==========  ============
Net loss per share:
 Basic/diluted                       Nil         Nil            Nil        Nil
                                ===========   ===========   ========== =========

Weighted average number of shares
outstanding:
 Basic/diluted                  12,160,985   12,160,985  12,160,985  12,160,985
                                =========== =========== =========== ===========



The accompanying notes are an integral part of the financial statements.

Uintah Mountain Copper Company
(A Development Stage Company)
Unaudited Condensed Statements of Cash Flows
For the six months ending June 30, 2002 and 2001

                                                               From Inception
                                                               on January 28,
                                                                1946 through
                                                                   June 30,
                                          2002        2001          2002
                                        ----------  --------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss                               $  (65,322)  $ (64,438) $ (2,806,580)

Adjustments to reconcile net
 earnings to net cash flows used
 by operating activities:
  Depreciation                                 -           -          8,520

Changes in operating assets
 and liabilities:
  Increase (decrease) in accounts
    payable                                (8,850)      2,587        45,555
  Increase in accrued expenses             16,390          -         16,390
  Decrease in income taxes payable           (100)       (100)           -
  Increase in accrued salaries             17,500      17,500       603,800
  Increase in accrued interest             44,000      40,000       447,841
                                        ----------  ----------   ----------
     Net cash flows used by
      operating activities                  3,618      (4,451)   (1,684,474)
                                        ----------  ----------   ----------
CASH FLOWS FROM INVESTING ACTIVITIES
 Payments for mine development                 -           -       (110,078)
 Purchases of property and equipment           -         (100)       (8,520)
                                        ----------  ----------   ----------
     Net cash used by investing
       activities                              -         (100)     (118,598)

CASH FLOWS FROM FINANCING ACTIVITIES
 Common stock issued for cash                  -           -      1,402,757
 Net proceeds from notes payable
  - related entities                        6,068      14,358       440,001
 Net proceeds from line of credit              10         367         1,915
 Payments on long-term liability               -      (10,200)      (31,311)
                                        ----------  ----------   ----------
     Net cash flows from financing
       activities                           6,078       4,525     1,813,362
                                        ----------  ----------   ----------
      NET INCREASE (DECREASE) IN CASH       9,696         (26)       10,290

  CASH AT THE BEGINNING OF THE PERIOD         594         269            -
                                        ----------  ----------   ----------
     CASH AT THE END OF THE PERIOD     $   10,290   $     243  $     10,290
                                        ========== ==========   ===========

The accompanying notes are an integral part of the financial statements.

                       UINTAH MOUNTAIN COPPER COMPANY
                        (A DEVELOPMENT STAGE COMPANY)
                Notes to the Unaudited Financial Statements
                               June 30, 2002

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

Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these interim condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's audited financial statements included in its registration statement on Form 10KSB for the year ended December 31, 2001. The results of operations for the periods ended June 30, 2002 and 2001 are not necessarily indicative of the operating results for the full years.

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

General
---------

     Uintah Mountain Copper Company, a Utah corporation, (the "Company") was formed on January 28, 1946. The Company has been developing mining claims, known as, the Sunshine Quartz/Hematite Claims located in the Ashley National Forest of Duchesne County, Utah. The mining claims consist of 30 unpatented load claims. Principal ore found on the 30 unpatented load claims is a high-grade hematite (iron oxide) ore. The Company has been developing these claims with the intent of marketing the unique ore in the specialty natural pigments market.

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

    The Company has completed its initial exploratory drilling and laboratory testing programs on its claims and is ready, pending financing and the completion of an environmental assessment by the Forest Service, to commence the mining and milling of ore. The Company still needs financing to complete the mill and provide initial working capital to fund mining operations until revenue is produced from the mined ore. The Company estimates that it will need $1,500,000 to complete the mill and provide initial working capital.

Plan of Operation
-----------------

     The Company intends to continue to perform development work, marketing activities and claim support operations through the summer of 2002, and pending funding commence construction on a mill. The Company does not anticipate extensive mining operations in 2002 and likely will not have any revenue.

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

     The Company is hopeful that it will be able to have the mill completed by the end of 2002, or prior to the summer of 2003, pending funding and completion of its environmental assessment by the Forest Service. The environmental assessment should be completed this year and only needs to have one section added regarding fisheries and the impact of the mining operations on the fisheries. Everything else regarding the environmental assessment has been completed and reviewed by the public. The Company is unaware of any fisheries that would be impacted by its mining operations.

     The Company has sent out samples of its potential product to multiple users of high quality pigments and received positive responses from potential buyers. The buyers can not make any definitive commitments, at this time, until the Company has the funds to complete the mill and can provide a time table for the delivery of product. The Company is working with one cosmetic company to complete the development of its products which will use the Company's pigments. The Company is hopeful, pending financing of its mill operations, that it will be able to supply the cosmetic company with product by next year. Until the environmental assessment is complete, it will be difficult to receive debt financing since most lenders have indicated they need the environmental assessment completed prior to loaning any funds.

     The Company has completed the purchase of its property for the mill. Until further funds are available, however, no construction will begin on the mill.

Liquidity and Capital Resources
-------------------------------

     As of June 30, 2002, the Company had a negative working capital deficit of $1,115,361. Current Assets were only $10,290. The current liabilities of the Company at June 30, 2002, were $1,125,651, which primarily consist of accrued salaries to the officers of the Company of $603,800 and interest on related parties notes of $447,841. The Company's financial position has not changed significantly from prior quarters as liabilities continue to increase as the Company has no revenue to offset against ongoing expenses.

     All of the officers and directors have agreed to allow the Company to continue to accrue their salaries until sufficient revenue is produced to pay ongoing salaries, as well as, back salaries. Additionally, the notes payable are to the same officers and directors who have agreed to delay the payment of the notes and related interest until sufficient revenue is produced to allow for such payments. Even with these understandings among the officers and directors, the Company still does not have enough funds to pay existing obligations and in addition to those amounts owed related parties, the Company must pay approximately $63,860 in accounts payable and accrued expenses to third parties.

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

Results of Operations
---------------------

     The Company has not generated any revenue since its inception in 1946. All activities have been focused on the obtaining of claims, developing the claims and in preparing the claims to commence mining operations. The Company funding constraints have slowed progress on developing the mining operations and significant efforts did not commence until 1994. The Company is hopeful that with a capital infusion, it will be able to commence mining operations and become a viable pigment producer.

     The Company continues to incur expenses to keep the mining site open, comply with environmental regulations and complete studies on the iron ore. For the three and six months ended June 30, 2002, the Company incurred $9,904 and $21,323, respectively, in general and administrative expense and had an net loss of $31,904 and $65,322, respectively. The Company will have to raise capital through the sale of stock or other means such as related party loans if it is to stay in business, pending the completion of bank or other larger financing.

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

99.01          99       Certification Pursuant to 906  This Filing

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

                                   Uintah Mountain Copper Company


Dated: August 12, 2002             By:   /s/
                                      ----------------------------------
                                      Pamela Kandaris-Cha, Principal
                                      Accounting and Chief Financial Officer