Form 10QSB
period 2002-09-30
UINTAH MOUNTAIN COPPER COMPANY
filed 2002-11-01
CIK 862651

U.S. SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                                FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended: September 30, 2002

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

APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 12,160,985 shares of its $0.10 par value common stock as of October 28, 2002.

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

Uintah Mountain Copper Company
(A Development Stage Company)
Condensed Balance Sheets as of:

                                             Unaudited         Audited
                                        September 30, 2002  December 31, 2001
                                        ------------------  -----------------

                 ASSETS

CURRENT ASSETS
  Cash                                 $              203   $            594
                                       ------------------   -----------------
            TOTAL CURRENT ASSETS                      203                594

PROPERTY AND EQUIPMENT                             41,461             41,461

OTHER ASSETS
  Mine Development                                110,078            110,078
                                       ------------------   -----------------
   TOTAL ASSETS                        $          151,742   $        152,133
                                       ==================   =================

  LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                     $           45,056   $         54,405
  Accrued expenses                                 16,390                  -
  Bank line of credit                               2,466              1,905
  Income taxes payable                                  -                100
  Current portion of long-term
   liability                                            -             10,150
  Accrued salaries                                612,550            586,300
  Accrued interest                                469,840            403,841
                                       ------------------   -----------------
   TOTAL CURRENT LIABILITIES                    1,146,302          1,056,701

NOTES PAYABLE - RELATED ENTITIES                  368,650            356,573

STOCKHOLDERS' EQUITY(DEFICIT)
  Common stock, par value $.10
  30,000,000 shares authorized
  12,160,985 shares issued and
   outstanding                                  1,216,099          1,216,099
  Additional paid-in-capital                      264,018            264,018
  Deficit accumulated in the development
  stage                                        (2,843,327)        (2,741,258)
                                       ------------------   -----------------
   TOTAL STOCKHOLDERS' EQUITY (DEFICIT)        (1,363,210)        (1,261,141)
                                       ------------------   -----------------
          TOTAL LIABILITIES AND EQUITY $          151,742   $        152,133
                                       ==================   =================

The accompanying notes are an integral part of the financial statements.

Uintah Mountain Copper Company
(A Development Stage Company)
Unaudited Condensed Statements of Operations

                                                                                 From Inception
                    Three Months   Three Months    Nine Months   Nine Months     on January 28,
                      Ended           Ended           Ended        Ended          1946 through
                    September 30,  September 30,   September 30, September 30,   September 30,
                       2002            2001            2002          2001             2002
                    -------------  -------------   -------------  ------------   --------------
REVENUE
   Sales            $        -     $         -     $          -   $        -      $         -
   Cost of Sales
                             -               -                -            -                -
                    ------------   -------------   -------------  ------------    -------------
GROSS PROFIT                 -               -                -            -                -

EXPENSES
   Depreciation              -              50                -           50            8,520
   General and
     administrative     14,747          15,275           36,070       38,089        2,361,591
                    ------------   -------------   -------------  ------------    -------------
    TOTAL EXPENSES      14,747          15,325           36,070       38,139        2,370,111

    OPERATING LOSS     (14,747)        (15,325)         (36,070)     (38,139)      (2,370,111)

OTHER INCOME (EXPENSES)
   Interest income           -               -                1            1              585
   Interest expense    (22,000)        (21,375)         (66,000)     (63,000)        (472,801)
                    ------------   -------------   -------------  ------------    -------------
                       (22,000)        (21,375)         (65,999)     (62,999)        (472,216)

Loss before income
   taxes               (36,747)        (36,700)        (102,069)    (101,138)      (2,842,327)

Income taxes                 -               -                -            -            1,000
                    ------------   -------------   -------------  ------------    -------------
NET LOSS            $  (36,747)    $   (36,700)    $   (102,069)  $ (101,138)     $(2,843,327)
                    ============   =============   =============  ============    =============
Net loss per share:
   Basic/diluted           Nil             Nil              Nil          Nil

                    ============   =============   ============= ============

Weighted average number
 of shares outstanding:

   Basic/diluted     12,160,985     12,160,985       12,160,985   12,160,985
                    ============   =============   ============= ============


The accompanying notes are an integral part of the financial statements.

Uintah Mountain Copper Company
(A Development Stage Company)
Unaudited Condensed Statements of Cash Flows
For the nine months ending September 30, 2002 and 2001

                                                              From Inception
                                                              on January 28,
                                                               1946 through
                                                               September 30,
                                       2002         2001           2002
                                    ----------   ----------   --------------
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss                            $(102,069)   $(101,138)   $ (2,843,327)

Adjustments to reconcile net
 loss to net cash flows used
 by operating activities:
   Depreciation                             -           50           8,520

Changes in operating assets and
 liabilities:
   Increase (decrease) in
     accounts payable                  (9,349)      (9,650)         45,056
   Increase in accrued expenses        16,390       12,238          16,390
   Decrease in income taxes payable      (100)        (100)              -
   Increase in accrued salaries        26,250       26,250         612,550
   Increase in accrued interest        65,999       63,000         469,840
                                    -----------   ---------    -------------
     Net cash flows used by
       operating activities            (2,879)      (9,350)     (1,690,971)
                                    -----------   ---------    -------------
CASH FLOWS FROM INVESTING ACTIVITIES
   Payments for mine development            -            -        (110,078)
   Purchases of property and
     equipment                              -       (1,925)         (8,520)
                                    -----------   ---------    -------------
    Net cash used by investing
      activities                            -       (1,925)       (118,598)
                                    -----------   ---------    -------------
CASH FLOWS FROM FINANCING ACTIVITIES
   Common stock issued for cash             -            -       1,402,757
   Net proceeds from notes
     payable - related entities         1,927       23,158         435,860
   Net proceeds from line of credit       561          408           2,466
   Payments on long-term liability          -      (10,000)        (31,311)
                                    -----------   ---------    -------------
    Net cash flows from
      financing activities              2,488       13,566       1,809,772
                                    -----------   ---------    -------------
 NET INCREASE (DECREASE) IN CASH         (391)       2,291             203
 CASH AT THE BEGINNING OF THE PERIOD      594          269               -
                                    -----------   ---------    -------------
 CASH AT THE END OF THE PERIOD      $     203    $   2,560    $        203
                                    ===========   =========    =============

The accompanying notes are an integral part of the financial statements.

UINTAH MOUNTAIN COPPER COMPANY
(A DEVELOPMENT STAGE COMPANY)
Notes to the Unaudited Financial Statements
September 30, 2002

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

Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these interim condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's audited financial statements included in its registration statement on Form 10KSB for the year ended December 31, 2001. The results of operations for the periods ended September 30, 2002 and 2001 are not necessarily indicative of the operating results for the full years.

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

     The Company is hopeful that it will be able to have the mill completed by the summer of 2003, pending funding and completion of its environmental assessment by the Forest Service. The environmental assessment should be completed this year and only needs to have one section added regarding fisheries and the impact of the mining operations on the fisheries.
Everything else regarding the environmental assessment has been completed and reviewed by the public. The Company is unaware of any fisheries that would be impacted by its mining operations.

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

Liquidity and Capital Resources
-------------------------------

     As of September 30, 2002, the Company had a negative working capital deficit of $1,146,099. Current Assets were only $203. The current liabilities of the Company at September 30, 2002, were $1,146,302, which primarily consist of accrued salaries to the officers of the Company of $612,550 and interest on related parties notes of $469,840. The Company's financial position has not changed significantly from prior quarters with liabilities continuing to increase as the Company has no revenue to offset against ongoing expenses.

     All of the officers and directors have agreed to allow the Company to continue to accrue their salaries until sufficient revenue is produced to pay ongoing salaries, as well as, back salaries. Additionally, the notes payable are to the same officers and directors who have agreed to delay the payment of the notes and related interest until sufficient revenue is produced to allow for such payments. Even with these understandings among the officers and directors, the Company still does not have enough funds to pay existing obligations to third parties totaling approximately $63,912.

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

     The Company continues to incur expenses to keep the mining site open, comply with environmental regulations and complete studies on the iron ore. For the three and nine months ended September 30, 2002, the Company incurred $14,747 and $36,070, respectively, in general and administrative expense. The majority of the general and administrative expenses relate to salary to our officers. Interest expenses for the three and nine months ended September 30, 2002, were $22,000 and $66,000, respectively. The net loss for the three and nine months ended September 30, 2002, was $36,747 and $102,069, respectively.

     The Company will have to raise capital through the sale of stock or other means such as related party loans if it is to stay in business. The Company has been able to stay in business because of the wiliness of management to accrue their salary. However, liabilities to third parties continues to increase with no money to pay the liabilities. If the Company is not able to raise capital, the Company may not be able to continue to stay in business.

ITEM 3.    CONTROLS AND PROCEDURES

     a) Evaluation of Disclosure controls and procedures.
        -------------------------------------------------

     Uintah's principal executive officers, including principal accounting officers have reviewed the disclosure controls and procedures (as defined in section 240.13a-14(c) and 240.15d-14(c)) in place to assure the effectiveness of such controls and procedures. This reviews occurred on October 29, 2002. Based on this review, the principal executive officers and accounting officers believe Uintah's disclosure controls and procedures are adequate.

     b) Changes in Internal Controls.
        -----------------------------

     There were no significant changes in Uintah's internal controls, or other factors, that could significantly affect Uintah's controls subsequent to the date of the evaluations performed by the executive officers of Uintah. No deficiencies or material weaknesses were found that would require corrective action.


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

                                   Uintah Mountain Copper Company


Dated: October 30, 2002            By:   /s/
                                      ----------------------------------
                                      Pamela Kandaris-Cha, Principal
                                      Accounting and Chief Financial Officer

                            CERTIFICATION

I, Peter Kandaris, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Uintah Mountain Copper Company

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report(the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors ( or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls' and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: October 29, 2002

By: /s/
   ---------------------------------
   Peter Kandaris
   (Chief Executive Officer)


I, Pam Kandaris-Cha, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Uintah Mountain Copper Company

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report(the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors ( or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls' and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: October 30, 2002

By:   /s/
   --------------------------------
   Pam Kandaris-Cha
   (Chief Financial Officer)