Form 10KSB
period 2002-12-31
UINTAH MOUNTAIN COPPER COMPANY
filed 2003-05-13
CIK 862651

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-KSB
(Mark One)
  [x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended       December 31, 2002
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

     State issuer's revenues for its most recent fiscal year: $-0-

     State the aggregate market value of the voting stock held by nonaffiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days: The Company does not have an active trading market and it is, therefore, difficult, if not impossible, to determine the market value of the stock. Based on the bid price for the Company's Common Stock at May 9, 2003, of $0.01 per share, the market value of shares held by nonaffiliates would be $78,466.

     As of May 1, 2003, the Registrant had 12,160,985 shares of common stock issued and outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

     List hereunder the following documents if incorporated by reference and the part of the form 10-KSB (e.g., part I, part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or other information statement; and (3) Any prospectus filed pursuant to rule 424(b) or c under the Securities Act of 1933: NONE

                                    PART I

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

      Since the final phase of development is of larger scope, the Forest Service has determined that they will require a more detailed environmental evaluation. Consequently, the Company and the Forest Service have committed to performing an Environmental Assessment ("EA") for future phases of project development. The EA was initiated in the fall of 1998 by the Forest Service and completed in early 2002. A revised plan (Alternative B) was approved in April 2002. This approval was appealed by the Utah Environmental Congress based primarily on a request by the US Fish and Wildlife Service for evaluation of project impact on local fisheries. Approval for the plan was revoked so that further studies could be completed. These studies were performed in late 2002 with the result of no significant change to the original EA conclusions. The EA is now scheduled for completion in the summer of 2003. Based on discussion with the Forest Service, the Company anticipates approval of the EA. The Forest Service is paying for all costs of the EA.

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

     In prior years, all development work was annually bonded by the Company to guarantee the completion of necessary reclamation. The Forest Service has never needed to utilize reclamation bonds and has always returned these securities to the Company after completion of annual work. For 1998 and beyond, the Forest Service has decided that the Company's project should have both long-term and annual bonding to provide more continuity from year-to-year. Both parties are committed (in writing) to having full development work bonding in place prior to work planned for 2003.

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

     The Company has purchased a two (2) acre pigment plant site from the State of Utah School and Institutional Trust Lands Administration located south of Price, Utah at its industrial park. The site provides the Company with a modern facility, access to transportation and utilities and space for long term growth. Plant site survey work was complete by the end of 2000.
The site was graded and an earthen building pad was prepared in 2001-02. Bids for plant building and office construction have been received.

     The Company is now hopeful, with positive feedback from potential buyers, that it will be able to obtain the necessary financing to complete its mill site and commence mining operations. The Company intends to pursue traditional debt financing, if possible, and to this end, has contacted several local and regional banks about providing loans for its mill. The Company anticipates that it will cost approximately $1,500,000 to complete the mill site and commence mining operations. If traditional debt financing is not available, the Company will potentially pursue the sale of securities to raise the necessary funds. There can be no assurance that the Company will be able to obtain the necessary funds to commence mining and milling operations. If the Company cannot obtain the necessary financing, management of the Company may have to explore alternative business options for the Company including terminating current operations and seeking a new business opportunity.

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

Government Regulation
---------------------

     The Company is subject to numerous regulations on mining and refining its products. The Company must comply with Forest Service regulations on mining and reclamation. The Company must submit all plans for its mining operation, development and exploratory work to the Forest Service which must review and approve all mining operations prior to work commencing. Since future phases of development on the mining location are of a larger scope, the Forest Service has determined that they will require a more detailed environmental evaluation. Consequently, the Forest Service is completing an environmental assessment for future phases of project development. Based on commitments by the Forest Service, the Company intends on having this assessment completed in time for planned development activities in either 2003 or 2004.

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

     The Company has purchased a two (2) acre pigment plant site from the State of Utah School and Institutional Trust Lands Administration located south of Price, Utah at its industrial park.

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

                        ITEM 3. LEGAL PROCEEDINGS

     None.

     ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

     No matters were submitted to a vote of shareholders of the Company during the fourth quarter of the fiscal year ended December 31, 2002.

                                PART II

     ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's Common Stock is quoted on the National Association of Securities Dealers Electronic Bulletin Board under the symbol "UTMC." Set forth below are the high and low bid prices for the Company's Common Stock for the last two fiscal years and the interim quarter for 2003. Although the Company's Common Stock is quoted on the Electronic Bulletin Board it has traded sporadically with no real volume. Consequently, the information provided below may not be indicative of the Company's Common Stock price under different conditions.

Quarter Ended             High Bid        Low Bid
-------------             --------        -------
March 2001                  $0.156         $0.093
June 2001                   $0.125         $0.110
September 2001              $0.120         $0.080
December 2001               $0.160         $0.120

March 2002                  $0.11          $0.11
June 2002                   $0.11          $0.11
September 2002              $0.11          $0.11
December 2002               $0.11          $0.11

March 2003                  $0.05          $0.01

     At May 9, 2003, the bid and asked price for the Company's Common Stock was $0.01 and $0.05 respectively. All prices listed herein reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not represent actual transactions. Since its inception, the Company has not paid any dividends on its Common Stock, and the Company does not anticipate that it will pay dividends in the foreseeable future. At May 9, 2003, the Company had approximately 234 shareholders.

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

    The Company has completed its initial exploratory drilling and laboratory testing programs on its claims and is ready, pending financing, to commence the mining and milling of ore. The Company still needs financing to complete the mill and provide initial working capital to fund mining operations until revenue is produced from the mined ore. The Company estimates that it will need $1,500,000 to complete the mill and provide initial working capital. If the Company is unable to obtain the working capital, management will have to investigate alternative options including terminating or selling the current operations and seeking a new business plan. Management has indicated they will not be able to continue to support the Company with their own funds in the future.

Plan of Operation
-----------------

     The Company intends to continue to perform development work, marketing activities and claim support operations through the summer of 2003, and pending funding commence construction on a mill. The Company does not anticipate extensive mining operations in 2003 and likely will not have any revenue unless funding is received.

     Once the EA is complete in 2003, the Company will be able to begin more extensive development operations in 2003 or 2004.

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

     The Company is hopeful that it will be able to have the mill completed in 2003 and commence development/mining operations, if capital can be raised. If the Company is unable to keep to this time schedule, it is possible that revenues could not be received by the end of 2003. The Company has sent out samples of its potential product to multiple users of high quality pigments and received positive responses from potential buyers. The buyers can not make any definitive commitments, at this time, until the Company has the funds to complete the mill and can provide a time table for the delivery of product.

Liquidity and Capital Resources
-------------------------------

     As of December 31, 2002, the Company had negative working capital of $1,186,351. Current Assets were only $283 requiring the officers and directors of the Company to continue to use their own funds to keep the Company operating. The current liabilities of the Company at December 31, 2002, were $1,186,634, which primarily consist of accrued salaries to the officers of the Company of $621,300 and accrued interest on related party notes and officer salaries of $501,520.

     The Company's financial position has remained negative. On December 31, 2001, the Company had a working capital deficit of $1,056,107. The difference in working capital from December 31, 2002, and December 31, 2001, is the result of additional accrued salaries, accrued interest and additional loans from management to the Company.

     All of the officers and directors have agreed to allow the Company to continue to accrue their salaries until sufficient revenue is produced to pay ongoing salaries, as well as, back salaries. Additionally, the notes payable are to the same officers and directors who have also agreed to delay the payment of the notes and related interest until sufficient revenue is produced to allow for such payments. As of December 31, 2002, the Company owed a total of $297,552 to the estate of Mike Kandaris, $281,908 to Peter Kandaris and $778,267 to Pam Kandaris-Cha. Even with these understandings among the officers and directors, the Company still does not have enough funds to pay existing obligations and in addition to those amounts owed related parties, the Company must pay approximately $63,814 in current liabilities to third parties which the Company does not have the ability to pay. The Company's financial statements, reflecting the Company's current financial dilemma, contain a going concern qualification.

     The Company's management believes the Company will not be able to generate revenue until it is able to raise additional capital to fund the mill construction and initial working capital needs. Management estimates that it will require $1,500,000 in additional capital to move the Company into a position to generate revenue. The Company will initially seek capital from traditional debt financing. If debt financing is unavailable, the Company will probably try to sell its securities in private transactions to generate the required funds. If the Company has to sell its securities, current shareholders would probably suffer substantial dilution, given the Company's current financial conditions. There also can be no assurance that the Company will be able to obtain the needed capital and will not generate any future revenue. If capital cannot be raised in the next couple of months, it is likely the Company will have to cease operations and seek a different business path or terminate operations.

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

     The Company continues to incur expenses to keep the mining site open, comply with environmental regulations and complete studies on the iron ore. For the year ended December 31, 2002, the Company incurred $68,352 in general and administrative expense and had an operating loss of $68,352 with a net loss of $166,741 which includes interest expense of $98,290. These amounts are similar to those incurred for the prior years. The Company was forced to borrow funds to pay for the cost of completing field work and studies on the claims.

     For the year ended December 31, 2001, the Company had a net loss of $148,816. The loss was the result of no revenue and general and administrative expenses of $59,148 and interest expenses of $89,570. The Company anticipates that expenses will remain relatively the same for future years until mining operations can be commenced. The Company's auditors have indicated they have a concern as to the Company's ability to continue in business. The Company believes it will be able to continue in business relying on current officers accruing their salaries and being willing to pay ongoing operation expense. The Company, however, will not be able to be profitable or even produce revenue until the Company receives funding to build its mill and start refining its iron ore.

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

                                PART III

     ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

     The following table sets forth as of May 1, 2003, the name, age, and position of each executive officer and director and the term of office of each director of the Company.

   Name               Age      Position       Director or Officer Since
   ----                      --------       -------------------------
Peter M. Kandaris     45        President, Director           1987
Richard M. Kelly      73        Vice President, Director      1999
Keith Robinson        76        Treasurer, Director           1987
Thomas A. Ronayne, II 42        Secretary                       --
Pamala Kandaris-Cha   46        Chief Financial Officer         --

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

Peter M. Kandaris, 45, President and Director, is the Project Engineer, responsible for all technical aspects of site development, permitting, milling and marketing. Mr. Kandaris has been a practicing civil/geotechnical engineer since 1983 for the Salt River Project in Phoenix, Arizona, and is presently the Principal Engineer in charge of Testing Services. He served as Vice President and a Director of the Company from 1978-1981, and has been President and a Director of the Company since 1987. Mr. Kandaris earned a BS degree from Arizona State University in 1981 and a Civil/Geotechnical Engineering degree from the same institution in 1984. He is member of the International Society of Rock Mechanics and a technical advisor to the Transmission Line Foundation Advisory Working Group for the Electric Power Research Institute. He has also served as a regional director and chairman for the Professional Engineers in Government (Phoenix Branch) and has been a technical affiliate to the Association of Drilled Shaft Contractors. Mr. Kandaris has been a registered professional civil engineer in the State of Arizona since 1985.

Keith Robinson, 76, Treasurer and Director, has extensive experience in the sales and marketing of products produced by the plastics industry and in developing various new plastics and medical products. Mr. Robinson has studied the iron oxide pigments market and has authored numerous market reports for the Company. He currently is the Sales Manager for Drug Packaging, Inc. of O'Fallon, Missouri. He has attended the College of Eastern Utah, the College of the Pacific, Idaho State University and the University of New York.

Thomas A. Ronayne, II, 42, Secretary, assists the Company in coordination of activities at the claims properties and reviews corporate actions. He has also been employed by Utah Power and Light Company since 1981 in construction and collections areas, and is a part-time commercial photographer and night-club manager in the Salt Lake City area. Mr. Ronayne graduated in 1981 with an Associate's degree in Science from the College of Eastern Utah and has attended the University of Utah.

Pam Kandaris-Cha, 46, chief financial officer, since January 1992 was consultant to the Company prior becoming the Company's CFO. Ms. Kandaris is also the president of Mid America Minerals, Inc. Pam Kandaris-Cha is the sister of Peter Kandaris, the president of the Company.

Richard M. Kelly, 72, vice president marketing, is a retired IBM engineer. Mr. Kelly has been retired for over five years. At IBM, Mr. Kelly was manager of program managers. Mr. Kelly received a bachelor degree in industrial engineering form Pennsylvania State University and a masters in engineering administration form Syracuse University.

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

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

     No filings were required during the year ended December 31, 2002.

                   ITEM 10.  EXECUTIVE COMPENSATION

                       SUMMARY COMPENSATION TABLE

     The following tables set forth certain summary information concerning the compensation paid or accrued for each of the Company's last three completed fiscal years to the Company's or its principal subsidiaries chief executive officer and each of its other executive officers that received compensation in excess of $100,000 during such period (as determined at December 31, 2002, the end of the Company's last completed fiscal year):

                                                  Long Term Compensation
                                                  ----------------------
                     Annual Compensation              Awards         Payouts

                                            Other      Restricted
Name and                                   Annual      Stock     Options LTIP     All other
Principal Position Year  Salary  Bonus($) Compensation Awards   /SARs   Payout  Compensation
------------------ ----  ------  -------- ------------ ------   ------- ------  ------------
Peter Kandaris    2002     15,000     -0-        -0-          -0-      -0-    -0-     -0-
President and CEO 2001     15,000     -0-        -0-          -0-      -0-    -0-     -0-
                  2000     24,000     -0-        -0-          -0-      -0-    -0-     -0-


     Peter Kandaris receives a salary of $15,000 per year which is currently not being paid. The salary is being accrued until such time as the Company has the funds to pay Mr. Kandaris. As of December 31, 2002, Mr. Kandaris was owed $253,327 in back salary including interest.

     Cash Compensation

     No cash compensation was paid during 2002 although Peter Kandaris and Pam Kandaris Cha are to receive a salary.

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


   ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth the number of shares of the Company's Common Stock, par value $0.10, held by each person who is believed to be the beneficial owner of 5% or more of the 12,160,985 shares of the Company's common stock outstanding at May 1, 2003, based on the Company's transfer agent's list, representations and affidavits from shareholders and beneficial shareholder lists provided by the Depository Trust and securities broker dealers, and the names and number of shares held by each of the Company's officers and directors and by all officers and directors as a group.

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

     The Company has received loans from Pam and Steve (Kandaris) Cha and from Peter Kandaris in the aggregate amount of $379,749, including accrued interest, as of December 31, 2002. The loans are at an interest rate of 7% and are due and payable on demand.

     CERTAIN BUSINESS RELATIONSHIPS

     During the fiscal year ended December 31, 2002, there were no material transactions between the Company and its management or principal shareholders except as set forth above.

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

             ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

  (a)(1)FINANCIAL STATEMENTS. The following financial statements are included in this report:

Title of Document                                              Page
-----------------                                              ----
Report of Wisan, Smith, Racker & Prescott, LLP,
 Certified Public Accountants                                   F-1

Balance Sheets as of December 31, 2002, and 2001                F-2

Statements of Operations for the fiscal years ended December
31, 2002, 2001 and 2000 and from inception                      F-3

Statements of Stockholders' Equity for the years ended
December 31, 2002, 2001, and 2000 and  from inception           F-4

Statements of Cash Flows for the fiscal years ended
December 31, 2002, 2001 and 2000 and from inception             F-5

Notes to Financial Statements                                   F-6

 (a)(2)FINANCIAL STATEMENT SCHEDULES. The following financial statement schedules are included as part of this report:

     None.

(a)(3)EXHIBITS.  The following exhibits are included as part of this report:

              SEC
Exhibit     Reference
Number       Number     Title of Document           Location
-------     ---------   -----------------           -------------
Item 3      Articles of Incorporation and Bylaws
 3.01           3       Articles of Incorporated      Incorporation
                                                      by reference*
 3.02           3       Bylaws                        Incorporated
                                                      by reference*
Item 4      Instruments Defining the Rights of Security Holders
 4.01           4       Specimen Stock Certificate    Incorporated
                                                      by reference*
Item 99     Additional Exhibits
99.01          99      Mining Claims                  Incorporated
                                                      By Reference
99.02          99       Certification Pursuant to 906 This Filing

* Incorporated by reference from the Company's registration statement on form 10-SB filed with the Commission, SEC file no.0-27019.

                       ITEM 14. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures. We believe our disclosure controls and procedures (as defined in Sections 13a-14c and 15d-14c of the Securities Exchange Act of 1934, as amended) are adequate, based on our evaluation of such disclosure controls and procedures within 90 days of this filing.

(b) Changes in internal controls. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

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


Signature                    Title                           Date
---------                    -----                           ----

/s/
____________________
Peter M. Kandaris             President, Director            May 12, 2003

/s/
____________________
Richard M. Kelly              Vice President, Director       May 12, 2003

                            CERTIFICATION

I, Peter Kandaris, certify that:

1. I have reviewed this annual report on Form 10-KSB of Uintah Mountain Copper Company

2. Base on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report(the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors ( or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls' and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 12, 2003

By: /s/
  ---------------------------------
   Peter Kandaris
   (Chief Executive Officer)


I, Pam Kandaris-Cha, certify that:

1. I have reviewed this annual report on Form 10-KSB of Uintah Mountain Copper Company

2. Base on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report(the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors ( or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls' and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 12, 2003

By: /s/
   --------------------------------
   Pam Kandaris-Cha
   (Chief Financial Officer)

                          UINTAH MOUNTAIN COPPER COMPANY
                          (A DEVELOPMENT STAGE COMPANY)

                              FINANCIAL STATEMENTS

                          December 31, 2002, 2001 and 2000

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

            STATEMENTS OF CASH FLOWS                        F-5

            NOTES TO FINANCIAL STATEMENTS                   F-6

INDEPENDENT AUDITORS' REPORT


Board of Directors
Uintah Mountain Copper Company
(A Development Stage Company)
Salt Lake City, Utah

We have audited the accompanying balance sheets of Uintah Mountain Copper Company (a development stage company) as of December 31, 2002 and 2001, and the related statements of operations, stockholders' equity (deficit), and cash flows for the years ended December 31, 2002, 2001 and 2000 and for the period from January 28, 1946 (inception) to December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Uintah Mountain Copper Company as of December 31, 2002 and 2001, and the results of its operations and its cash flows for the years ended December 31, 2002, 2001 and 2000 and from January 28, 1946 (inception), to December 31, 2002, in conformity with U.S. generally accepted accounting principles.

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


/s/ Wisan, Smith, Racker & Prescott, LLP
Salt Lake City, Utah
May 6, 2003

                    UINTAH MOUNTAIN COPPER COMPANY
                     (A DEVELOPMENT STAGE COMPANY)
                           BALANCE SHEETS
                      December 31, 2002 and 2001

                                                          2002       2001
                                                       ----------  --------
     ASSETS

CURRENT ASSETS
  Cash                                               $       283   $     594
                                                     ------------ -----------
         TOTAL CURRENT ASSETS                                283         594

PROPERTY AND EQUIPMENT                                    41,461      41,461

OTHER ASSETS
  Mine development                                       110,078     110,078
                                                     ------------ -----------
         TOTAL ASSETS                                $   151,822   $ 152,133
                                                     ============ ===========

     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                                   $    61,337   $  54,405
  Bank line of credit                                      2,377       1,905
  Income taxes payable                                       100         100
  Current portion of long-term liabilities                     -      10,150
  Accrued salaries                                       621,300     586,300
  Accrued interest                                       501,520     403,841
                                                     ------------ -----------
         TOTAL CURRENT LIABILITIES                     1,186,634   1,056,701
                                                     ------------ -----------

NOTES PAYABLE - RELATED ENTITIES                         393,070     356,573

STOCKHOLDERS' EQUITY (DEFICIT)
  Common stock, par value $.10
   30,000,000 authorized
   12,160,985 issued and outstanding                   1,216,099   1,216,099
  Additional paid-in-capital                             264,018     264,018
  Deficit accumulated in the development stage        (2,907,999) (2,741,258)
                                                     ------------ -----------
          TOTAL STOCKHOLDERS' EQUITY (DEFICIT)        (1,427,882) (1,261,141)
                                                     ------------ -----------
          TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY $   151,822  $  152,133
                                                     ============ ===========

  The accompanying notes are an integral part of the financial statements.

                      UINTAH MOUNTAIN COPPER COMPANY
                       (A DEVELOPMENT STAGE COMPANY)
                         STATEMENTS OF OPERATIONS



                                                                                 From Inception
                                             For the years ended                 on January 28,
                                                December 31,                      1946 through
                                  -----------------------------------------       December 31,
                                      2002            2001            2000            2002
                                    ---------       --------       ---------     --------------

REVENUE
  Sales                            $       -     $        -      $        -     $           -
  Cost of sales                            -              -               -                 -
                                    ---------     ----------      ----------     -------------
     GROSS PROFIT                          -              -               -                 -
                                    ---------     ----------      ----------     -------------

EXPENSES
  General and administrative          68,352         59,148          73,494         2,393,873
  Depreciation                             -              -             232             8,520
                                    ---------     ----------      ----------     -------------
     OPERATING LOSS                  (68,352)       (59,148)        (73,726)       (2,402,393)

OTHER INCOME (EXPENSE)
  Interest income                          1              2               2               585
  Interest expense                   (98,290)       (89,570)        (76,034)         (505,091)
                                    ---------     ----------      ----------     -------------
                                     (98,289)       (89,568)        (76,032)         (504,506)
                                    ---------     ----------      ----------     -------------
Loss before income taxes            (166,641)      (148,716)       (149,758)       (2,906,899)

Income taxes                             100            100             100             1,100
                                    ---------     ----------      ----------     -------------
     NET LOSS                      $(166,741)    $ (148,816)     $ (149,858)    $  (2,907,999)
                                    =========     ==========      ==========     =============

NET LOSS PER SHARE:
  Basic and diluted                $   (0.01)    $    (0.01)     $    (0.01)
                                    =========     ==========      ==========
Weighted average number of
 shares outstanding:
  Basic and diluted               12,160,985     12,160,985      12,134,981
                                  ==========     ==========      ==========

  The accompanying notes are an integral part of the financial statements.

                      UINTAH MOUNTAIN COPPER COMPANY
                       (A DEVELOPMENT STAGE COMPANY)
                STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
           From inception on January 28, 1946 through December 31, 2002


                                                                                     Deficit
                                          Common Stock          Additional       Accumulated in
                                    ------------------------      Paid-in        the Development
                                       Shares        Amount       Capital              Stage
                                     ---------       --------    ------------   ----------------

Balance January 28, 1946                      -     $        -     $       -       $        -

Common stock issued for cash,
services and debt at $.10 per share  11,946,265      1,194,627       200,630                -

Common stock issued for cash
at approximately $.50 per share         112,000         11,200        44,800                -

Common stock issued for debt
at $.50 per share                        27,720          2,772        11,088                -

Net loss for the period from
inception on January 28, 1946
through December 31, 1999                     -              -             -       (2,442,584)
                                     ----------     ----------     ---------      ------------
Balance December 31, 1999            12,085,985      1,208,599       256,518       (2,442,584)

Common stock issued for cash
at approximately $.20 per share          75,000          7,500         7,500                -

Net loss for the year ended
December 31, 2000                             -              -             -         (149,858)
                                     ----------     ----------     ---------      ------------
Balance December 31, 2000            12,160,985      1,216,099       264,018       (2,592,442)

Net loss for the year ended
December 31, 2001                             -              -             -         (148,816)
                                     ----------     ----------     ---------      ------------
Balance December 31, 2001            12,160,985      1,216,099       264,018       (2,741,258)

Net loss for the year ended
December 31, 2002                             -              -             -         (166,741)
                                     ----------     ----------     ---------      ------------
Balance December 31, 2002            12,160,985     $1,216,099     $ 264,018      $(2,907,999)
                                     ==========     ==========     =========      ============


  The accompanying notes are an integral part of the financial statements.

                        UINTAH MOUNTAIN COPPER COMPANY
                        (A DEVELOPMENT STAGE COMPANY)
                          STATEMENTS OF CASH FLOWS

                                                                                 From Inception
                                                                                 on January 28,
                                               Years ended December 31,          1946 through
                                       --------------------------------------   December 31,
                                         2002            2001          2000           2002
                                       --------      ------------   ---------   ----------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                            $ (166,741)   $ (148,816)     $ (149,858)   $ (2,907,999)
Adjustments to reconcile net loss
 to net cash used by operating
 activities:
 Depreciation                                  -             -             232           8,520
Changes in operating assets and
 liabilities:
  Increase (decrease) in accounts
   payable                                 6,932          (725)         12,593          61,337
  Increase in income taxes payable             -             -               -             100
  Increase in accrued salaries            35,000        35,000          35,000         621,300
  Increase in accrued interest            97,679        87,031          76,034         501,520
                                       ----------    ----------      ----------     -----------
 Net cash used by operating activities   (27,130)      (27,510)        (25,999)     (1,715,222)
                                       ----------    ----------      ----------     -----------
CASH FLOWS FROM INVESTING ACTIVITIES
  Payments for mine development                -        (3,485)        (25,747)       (110,078)
  Purchase of property and equipment           -             -               -          (8,520)
                                       ----------    ----------      ----------     -----------
   Net cash used by investing activities       -        (3,485)        (25,747)       (118,598)
                                       ----------    ----------      ----------     -----------
CASH FLOWS FROM FINANCING ACTIVITIES
  Common stock issued for cash                 -             -          15,000       1,402,757
  Payments on long-term liabilities      (10,150)      (20,450)        (10,861)        (41,461)
  Net proceeds from notes payable
   - related entities                     36,497        51,568          48,633         470,430
  Net proceeds from (payments on) line
   of credit                                 472           202            (881)          2,377
  Payment on bank overdraft                    -             -               -          (6,430)
  Proceeds from bank overdraft                 -             -               -           6,430
                                       ----------    ----------      ----------     -----------
Net cash flows from financing
    activities                            26,819        31,320          51,891       1,834,103
                                       ----------    ----------      ----------     -----------
NET INCREASE (DECREASE) IN
  CASH AND CASH EQUIVALENTS                 (311)          325             145             283
CASH AND CASH EQUIVALENTS
 AT BEGINNING OF PERIOD                      594           269             124               -
                                       ----------    ----------      ----------     -----------
CASH AND CASH EQUIVALENTS
 AT END OF PERIOD                     $      283    $      594      $      269    $        283
                                       ==========    ==========      ==========     ===========
SUPPLEMENTAL SCHEDULE OF NON-CASH
 INVESTING AND FINANCING ACTIVITIES:
  Acquisition of property and
   equipment by assuming debt         $        -    $        -      $   41,461    $     41,461
                                       ==========    ==========      ==========     ===========
Issuances of common stock for debt    $        -    $        -      $        -    $     77,360
                                       ==========    ==========      ==========     ===========
Cash paid for:
 Interest                             $      610    $    2,539      $        -    $      3,149
                                       ==========    ==========      ==========     ===========
Income taxes                          $      100    $      100      $      100    $      1,100
                                       ==========    ==========      ==========     ===========

  The accompanying notes are an integral part of the financial statements.

                             UINTAH MOUNTAIN COPPER COMPANY
                             (A DEVELOPMENT STAGE COMPANY)
                             NOTES TO FINANCIAL STATEMENTS
                              December 31, 2002 and 2001

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

As a result of this drilling, the Company obtained a geological report dated January 1996, that disclosed proven deposits of approximately 54,000 tons of iron oxide ore. Upon approval from the U.S. Forest Service, the first phase of the Company's multi-year, multi-phased test pit reclamation and development plan commenced in 1996. The removal of ore for testing and the related reclamation of the site was completed in 1997.

During 2000, the Company signed an engineering services agreement with an engineering firm to perform plant design and feasibility study engineering services for a natural pigment production facility. The feasibility study encompassed the entire project work performed through December 31, 2000. During 2000, the US Forest Service completed environmental field studies on the hematite claims and their analysis has also been completed. A final report is due from the US Forest Service in the summer of 2003 and is expected to be positive.

During 2000, the Company purchased land on which the natural pigment production facility will be built subject to the Company obtaining external financing and the issuance of the US Forest Service environmental field studies report. The Company expects to begin construction of the production facility after receipt of a positive report from the US Forest Service, expected sometime in the summer of 2003.

Cash and Cash Equivalents
Cash equivalents are generally comprised of certain highly liquid investments with original maturities of less than three months.

                             UINTAH MOUNTAIN COPPER COMPANY
                             (A DEVELOPMENT STAGE COMPANY)
                             NOTES TO FINANCIAL STATEMENTS
                              December 31, 2002 and 2001

NOTE 1 -     SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Property and Equipment
Property and equipment are recorded at cost. Depreciation expense is computed on the straight-line method in amounts sufficient to write off the cost of depreciable assets over their estimated useful lives ranging from 5-8 years.

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

Advertising and Promotion
The Company expenses all advertising costs as incurred. Advertising expenses were not significant for 2002, 2001 or 2000.

Fair Value of Financial Instruments
The carrying amounts for cash and payables approximate their fair value.

                             UINTAH MOUNTAIN COPPER COMPANY
                             (A DEVELOPMENT STAGE COMPANY)
                             NOTES TO FINANCIAL STATEMENTS
                              December 31, 2002 and 2001

NOTE 1 -     SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Long-Lived Assets
In the event that facts and circumstances indicate that the carrying value of long-lived and intangible assets may be impaired, an evaluation of recoverability would be performed. If an evaluation is required, the estimated future undiscounted cash flow associated with the asset would be compared to the asset's carrying amount to determine if a write-down may be required.

Earnings per Share
Basic earnings per share is computed using the weighted average number of common shares outstanding. Diluted earnings per share is computed using the weighted average number of common and common stock equivalent shares outstanding during the period; common stock equivalent shares, if any have been excluded from the computation as their effect would be antidilutive.

Environmental Matters
The Company's planned operations will be subject to environmental regulation by federal, state and local authorities. Once operations commence, the Company will implement its policies relating to environmental standards of performance. Future environmental expenditures that relate to Company operations will be expensed or capitalized as appropriate. Liabilities will be recorded when it is probable the Company will be obligated to pay amounts for environmental site evaluation, remediation or related costs and such amounts can be reasonably estimated. As of December 31, 2002, the Company has not incurred any liabilities related to environmental matters.

Reclassifications
Certain amounts in 2001 and 2000 have been reclassified to conform with the 2002 financial statement presentation.

New Accounting Pronouncements
In August 2001 SFAS No.144, Accounting for the Impairment or Disposal of Long-lived Assets was issued, superseding SFAS No.121, Accounting for the Impairment of Long-lived Assets to be Disposed of. SFAS No.144 provides guidance on how long-lived assets used as part of a group should be evaluated for impairment, establishes criteria for when long-lived assets are held for sale, and prescribes the accounting for long-lived assets that will be disposed of other than by sale. SFAS No.144 is effective for fiscal years beginning after December 15, 2001. The adoption of SFAS No. 144 had no impact on the Company's financial statements.

                             UINTAH MOUNTAIN COPPER COMPANY
                             (A DEVELOPMENT STAGE COMPANY)
                             NOTES TO FINANCIAL STATEMENTS
                              December 31, 2002 and 2001

NOTE 1 -     SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

New Accounting Pronouncements (continued)
In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections, that, among various topics, eliminated the requirement that all forms of gains or losses on debt extinguishments be reported as extraordinary items. The provision of SFAS No. 145 related to the extinguishment of debt will be effective for fiscal years beginning after May 15, 2002. The Company will adopt this statement as of January 1, 2003. Adoption of this statement is not expected to have a significant impact on the financial statements of the Company.

In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 requires that a liability for expenses associated with an exit or disposal activity be recognized when the liability is incurred. SFAS No. 146 also establishes that fair value is the objective for initial measurement of the liability. Severance pay under SFAS No. 146, in many cases, would be recognized over time rather than up front. The provisions of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002 with early application encouraged. Management does not expect the adoption of SFAS No. 146 to have a material impact on the Company's financial condition or results of operations.

In December 2002 the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure, which provides alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation as prescribed in SFAS No. 123, Accounting for Stock-Based Compensation. Additionally, SFAS No. 148 requires more prominent and more frequent disclosures in financial statements about the effects of stock-based compensation. The provisions of SFAS No. 148 are effective for fiscal years ending after December 15, 2002 with early application permitted in certain circumstances. Management does not expect the adoption of SFAS No. 148 to have a material impact on the Company's financial condition or results of operations.

                             UINTAH MOUNTAIN COPPER COMPANY
                             (A DEVELOPMENT STAGE COMPANY)
                             NOTES TO FINANCIAL STATEMENTS
                              December 31, 2002 and 2001

NOTE 1 -     SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

In November 2002 the FASB issued Interpretation (FIN) No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. FIN No. 45 elaborates on the disclosures to be made by the guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also requires that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions of the interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, while the provisions of the disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. The Company believes the adoption of such interpretation will not have a material impact on its results of operations, financial position or cash flows.

In January 2003 the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities ("FIN 46"), which requires the consolidation of certain special purpose entities. FIN 46 is applicable to financial statements issued after 2002, however, disclosures are required currently if the Company expects to consolidate any variable interest entities. There are no entities that will be consolidated with the Company's financial statements as a result of FIN 46.

NOTE 2 -     GOING CONCERN

The Company's financial statements are prepared using U.S. generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company does not have significant cash and has not had significant operations since its inception. Without additional financing it would be unlikely for the Company to pursue and realize its objectives. The Company plans to obtain such additional financing through the sale of its common stock, business development loans, grants and end user product purchase orders. In the interim, officers of the Company have committed to meeting its operating expenses. The Company anticipates obtaining external financing during the summer of 2003 and beginning operations at the end of 2003 or the beginning of 2004.

                             UINTAH MOUNTAIN COPPER COMPANY
                             (A DEVELOPMENT STAGE COMPANY)
                             NOTES TO FINANCIAL STATEMENTS
                              December 31, 2002 and 2001

NOTE 3 -     PROPERTY AND EQUIPMENT
Property and equipment as of December 31, 2002 and 2001 are detailed in the following summary:

                                                        2002          2001
                                                    -------------  ----------
      Cost:
        Land                                        $     41,461  $   41,461
        Furniture and fixtures                             4,460       4,460
        Vehicles                                           2,900       2,900
        Leasehold improvements                                 -       1,160
                                                     ------------  ----------
                                                          48,821      49,981
                                                     ------------  ----------
      Less accumulated depreciation                       (7,360)     (8,520)
                                                     ------------  ----------
      Net book value                                $     41,461  $   41,461
                                                     ============  ==========

NOTE 4 -     OTHER ASSETS
Other assets consist of the following as of December 31, 2002 and 2001:

                                                        2002          2001
                                                    -------------  ----------
      Mine Development                              $    110,078  $  110,078
      Accumulated amortization                                 -           -
                                                     ------------  ----------
                                                    $    110,078  $  110,078
                                                     ============  ==========

NOTE 5 -     BANK LINE OF CREDIT
The Company has a cash reserve line of credit with a total line available of $2,500. As of December 31, 2002 and 2001, the Company has drawn $2,377 and $1,905, against the line of credit respectively. This line of credit carries a variable interest (13.75% at December 31, 2002). The cash reserve line of credit will remain in effect as long as the Company maintains an active account with the bank.

                             UINTAH MOUNTAIN COPPER COMPANY
                             (A DEVELOPMENT STAGE COMPANY)
                             NOTES TO FINANCIAL STATEMENTS
                              December 31, 2002 and 2001

NOTE 6 -     INCOME TAXES
The components of income tax expense related to continuing operations are as follows:

                                                        2002          2001
                                                    -------------  ----------
      State                                         $        100  $      100
      Federal                                                  -           -
      Deferred                                                 -           -
                                                     ------------  ----------
                                                    $        100  $      100
                                                     ============  ==========

      Differences between the U.S. statutory
       and effective tax rates:

      U.S. statutory rate                           $    (56,700) $  (50,600)
      State income taxes, net of federal tax effect        3,300       3,200
      Nondeductible expenses                              45,100      41,500
      Change in valuation allowance                       62,800      62,300
      Effect of graduated rates                          (54,400)    (56,300)
                                                     ------------  ----------
      Income tax expense                            $        100  $      100
                                                     ============ ===========

The net deferred income taxes in the accompanying balance sheets include the following amounts of deferred income tax assets and liabilities:

                                                        2002          2001
                                                    -------------  ----------

      Deferred Tax Assets
      Net operating loss                            $    560,900  $  547,600
      Charitable contribution carryforward                   800         800
      Deferred officer compensation                      171,100     121,600
                                                     ------------  ----------
                                                         732,800     670,000
      Valuation allowance                               (732,800)   (670,000)
                                                     ------------  ----------
      Total deferred tax assets                                -           -
                                                     ------------  ----------

      Deferred Tax Liabilities                                 -           -
                                                     ------------  ----------
      Net deferred tax assets                       $          -  $        -
                                                     ============ ===========

                             UINTAH MOUNTAIN COPPER COMPANY
                             (A DEVELOPMENT STAGE COMPANY)
                             NOTES TO FINANCIAL STATEMENTS
                              December 31, 2002 and 2001

NOTE 6 -     INCOME TAXES (CONTINUED)
At December 31, 2002 and 2001, the Company's deferred tax assets are fully offset by a valuation allowance. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the period in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax items, projected future taxable income, and tax planning strategies in making this assessment. Based on the projections for future taxable income over the periods that the deferred tax assets are deductible, management believes it is more likely than not that the Company will not realize the benefits of these deductible differences.

At December 31, 2002, the Company has approximately $1,461,000 of net operating loss carryforwards available to reduce future taxable income. These carryforwards will expire beginning in 2007.


NOTE 7 -     LONG-TERM LIABILITIES
Long-term liabilities as of December 31, 2002 and 2001 are detailed in the following summary:
                                                        2002          2001
                                                    -------------  ----------
       Note to the State of Utah, interest at
        11.0%, due in semiannual installments of
        $10,150, plus interest, secured by land     $          -  $   10,150
      Less current portion of long-term liabilities            -     (10,150)
                                                     ------------  ----------
      Long-term liabilities excluding current
       portion                                      $          -  $        -
                                                     ============  ==========

NOTE 8 -     RELATED ENTITY TRANSACTIONS
In January, 1992, the Company entered into an agreement with Mid America Minerals, Inc. (Mid America) to repurchase an operating agreement Mid America held with the Company. Mid America is a related entity to the Company through common ownership. In exchange for the operating agreement, Mid America will receive a ten percent net profit interest in the mining operations of the Company. The Company agreed to assume the debt of Mid America. The debt assumed from Mid America was a deferred compensation liability owing to a shareholder of the Company in the amount of $125,000. The Company agreed to compensate the shareholder $25,000 annually for five years beginning in 1995; however, such terms have been renegotiated between the interested parties and the Company will make payments as revenues sufficient to do so are generated or as funds become available. The balance owing at December 31, 2002 and 2001 was $89,330 and $83,486, respectively including accrued interest of 7% per annum.

                             UINTAH MOUNTAIN COPPER COMPANY
                             (A DEVELOPMENT STAGE COMPANY)
                             NOTES TO FINANCIAL STATEMENTS
                              December 31, 2002 and 2001

NOTE 9 -     NOTES PAYABLE - RELATED ENTITIES
Certain officers and shareholders of the Company have provided the Company with funding to continue the exploration of its mining claims. Interest on these amounts is accrued at 7% per year. The officers and shareholders have the option to receive cash or convert their notes to common stock. The Company plans to repay these notes in future years, when revenues sufficient to do so are generated.


NOTE 10 -     OPERATING LEASE
The Company has leased certain facilities under month-to-month rental agreements. Rental expense under the operating lease agreements totaled $0, $0 and $2,223 for the years ended December 31, 2002, 2001 and 2000, respectively.