Form 10QSB
period 2003-03-31
UINTAH MOUNTAIN COPPER COMPANY
filed 2003-05-15
CIK 862651

U.S. SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                                FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended: March 31, 2003

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

APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 12,160,985 shares of its $0.10 par value common stock as of May 14, 2003.

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

                        Uintah Mountain Copper Company
                         (A Development Stage Company)

                        Condensed Balance Sheets as of:

                                               Unaudited          Audited
                                            March 31, 2003  December 31, 2002
                                            --------------  -----------------

                                  ASSETS

CURRENT ASSETS
 Cash                                       $       432       $       283
                                             -----------      ------------
   TOTAL CURRENT ASSETS                             432               283

PROPERTY AND EQUIPMENT                           41,461            41,461

OTHER ASSETS
 Mine Development                               110,078           110,078
                                             -----------      ------------
     TOTAL ASSETS                           $   151,971       $   151,822
                                             ===========      ============

                     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
 Accounts payable                           $    61,337       $    61,337
 Bank line of credit                              2,148             2,377
 Income taxes payable                               100               100
 Accrued salaries                               630,050           621,300
 Accrued interest                               526,520           501,520
                                             -----------      ------------
  TOTAL CURRENT LIABILITIES                   1,220,155         1,186,634

NOTES PAYABLE - RELATED ENTITIES                394,789           393,070

STOCKHOLDERS' EQUITY(DEFICIT)
 Common stock, par value $.10
  30,000,000 shares authorized
  12,160,985 shares issued and outstanding    1,216,099         1,216,099
 Additional paid-in-capital                     264,018           264,018
 Deficit accumulated in the development
  stage                                      (2,943,090)       (2,907,999)
                                             -----------      ------------
   TOTAL STOCKHOLDERS' EQUITY (DEFICIT)      (1,462,973)       (1,427,882)
                                             -----------      ------------
     TOTAL LIABILITIES AND STOCKHOLDERS'
      EQUITY                                $   151,971       $   151,822
                                             ===========      ============

 The accompanying notes are an integral part of the financial statements.

                          Uintah Mountain Copper Company
                          (A Development Stage Company)

                     Unaudited Condensed Statement of Operations


                                                                                 From Inception
                                                Three Months      Three Months    on January 28,
                                                  Ended             Ended         1946 through
                                               March 31, 2003   March 31, 2002    March 31, 2003
                                               --------------   --------------   ---------------

REVENUE
   Sales                                        $         -      $         -      $          -
   Cost of Sales                                          -                -                 -
                                                 -----------     ------------     -------------
GROSS PROFIT                                              -                -                 -

EXPENSES
   Depreciation                                           -                -             8,520
   General and administrative                        10,091           11,418         2,403,964
                                                 -----------     ------------     -------------
TOTAL OPERATING EXPENSES                             10,091           11,418         2,412,484

OPERATING LOSS                                      (10,091)         (11,418)       (2,412,484)

OTHER INCOME (EXPENSES)
   Interest income                                        -                -               585
   Interest expense                                 (25,000)         (22,000)         (530,091)
                                                 -----------     ------------     -------------
                                                    (25,000)         (22,000)         (529,506)

Loss before income taxes                            (35,091)         (33,418)       (2,941,990)

Income taxes                                              -                -             1,100
                                                 -----------     ------------     -------------
     NET LOSS                                   $   (35,091)     $   (33,418)     $ (2,943,090)
                                                 ==========       ==========      =============

Net income per share:
   Basic/diluted                                     (0.003)          (0.003)
                                                 ==========       ==========
Weighted average number of shares outstanding:
   Basic/diluted                                 12,160,985       12,160,985
                                                 ==========       ==========



  The accompanying notes are an integral part of the financial statements.

                      Uintah Mountain Copper Company
                       (A Development Stage Company)

                Unaudited Condensed Statement of Cash Flows

             For the three months ending March 31, 2003 and 2002


                                                                                From Inception
                                                                                on January 28,
                                                                                 1946 through
                                                          2003         2002     March 31, 2003
                                                      ------------- ----------- ---------------

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss                                               $ (35,091)    $ (33,418)  $  (2,943,090)
Adjustments to reconcile net loss to net cash
flows used by operating activities:
 Depreciation                                                  -             -           8,520

Changes in operating assets and liabilities:
 Increase in accounts payable                                  -             -          61,337
 Increase in income taxes payable                              -             -             100
 Increase in accrued salaries                              8,750         8,750         630,050
 Increase in accrued interest                             25,000        22,000         526,520
                                                         --------      --------     -----------
   Net cash flows used by operating activities            (1,341)       (2,668)     (1,716,563)
                                                         --------      --------     -----------

CASH FLOWS FROM INVESTING ACTIVITIES
 Payments for mine development                                 -             -        (110,078)
 Purchase of property and equipment                            -             -          (8,520)
                                                         --------      --------     -----------
   Net cash used by investing activities                       -             -        (118,598)
                                                         --------      --------     -----------

CASH FLOWS FROM FINANCING ACTIVITIES
 Common stock issued for cash                                  -             -       1,402,757
 Net proceeds from notes payable - related entities        1,719         2,599         472,149
 Net proceeds from (payments on) line of credit             (229)          176           2,148
 Payments on long-term liability                               -             -         (41,461)
                                                         --------      --------     -----------
   Net cash flows from financing activities                1,490         2,775       1,835,593
                                                         --------      --------     -----------
     NET INCREASE IN CASH                                    149           107             432
                                                         --------      --------     -----------
     CASH AT THE BEGINNING OF THE PERIOD                     283           594               -
                                                         --------      --------     -----------
     CASH AT THE END OF THE PERIOD                     $     432     $     701   $         432
                                                         ========      ========     ===========


  The accompanying notes are an integral part of the financial statements.

                            UINTAH MOUNTAIN COPPER COMPANY
                             (A DEVELOPMENT STAGE COMPANY)

                      Notes to the Unaudited Financial Statements

                                   March 31, 2003

NOTE 1-      CONDENSED FINANCIAL STATEMENTS

The accompanying interim condensed financial statements of Uintah Mountain Copper Company have been prepared in conformity with accounting principles generally accepted in the United States, consistent in all material respects with those applied in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2002. The interim financial information is unaudited, but reflects all normal adjustments, which are, in the opinion of management, necessary to provide a fair statement of results for the interim periods presented.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these interim condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's audited financial statements included in its registration statement on Form 10KSB for the year ended December 31, 2002. The results of operations for the periods ended March 31, 2003 and 2002 are not necessarily indicative of the operating results for the full years.

NOTE 2 -     GOING CONCERN

The Company's financial statements are prepared using U.S. generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company does not have significant cash and has not had significant operations since its inception. Without additional financing it would be unlikely for the Company to pursue and realize its objectives. The Company hopes to obtain such additional financing through the sale of its common stock, business development loans, grants and end user product purchase orders.

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

    The Company has completed its initial exploratory drilling and laboratory testing programs on its claims and is ready, pending financing and the completion of an environmental assessment by the Forest Service, to commence the mining and milling of ore. The Company still needs financing to complete the mill and provide initial working capital to fund mining operations until revenue is produced from the mined ore. The Company estimates that it will need $1,500,000 to complete the mill and provide initial working capital. Without this additional capitalization, the Company will not be able to continue to develop the mining properties or its mill. It is likely that without the additional capitalization, the Company will not be able to engage in any activity related to its mining operations in 2003. Management has indicated it no longer has the available resources to continue to support the Company and may not provide any further capital to pay ongoing expenses.

Plan of Operation
-----------------

     The Company intends to continue to perform development work, marketing activities and claim support operations through the summer of 2003, and pending funding commence construction on a mill. The Company does not anticipate extensive mining operations in 2003 and likely will not have any revenue.

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

     The Company is hopeful that it will be able to have the mill completed by the summer of 2003 or 2004, pending funding and completion of its environmental assessment by the Forest Service. The environmental assessment should be completed this year and only needs to have one section added regarding fisheries and the impact of the mining operations on the fisheries. Everything else regarding the environmental assessment has been completed and reviewed by the public. The Company is unaware of any fisheries that would be impacted by its mining operations.

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

     The Company has completed the purchase of its property for the mill. Until further funds are available, however, no construction will begin on the mill. As stated, management does not have the funds to continue to pay ongoing expenses and if additional capital cannot be raised from a third party, the Company will likely have to cease operations or seek other business ventures.

Liquidity and Capital Resources
-------------------------------

     As of March 31, 2003, the Company had a negative working capital deficit of $1,219,723. Current Assets were only $432. The current liabilities of the Company at March 31, 2003, were $1,220,155, which primarily consist of accrued salaries to the officers of the Company of $630,050 and interest on related parties notes of $526,520. The Company's financial position has not changed significantly from prior quarters with liabilities continuing to increase as the Company has no revenue to offset against ongoing expenses.

     All of the officers and directors have agreed to allow the Company to continue to accrue their salaries until sufficient revenue is produced to pay ongoing salaries, as well as, back salaries. Additionally, the notes payable are to the same officers and directors who have agreed to delay the payment of the notes and related interest until sufficient revenue is produced to allow for such payments. Even with these understandings among the officers and directors, the Company still does not have enough funds to pay existing obligations to third parties totaling approximately $63,585.

     The Company's management has indicated it can no longer support the Company from their own personal funds. Accordingly, if additional capital cannot be raised, the future of the Company's operation is in jeopardy and the Company may have to look to alternatives including ceasing operations or looking for other business opportunities.

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

     The Company continues to incur expenses to keep the mining site open, comply with environmental regulations and complete studies on the iron ore. For the three months ended March 31, 2003, the Company incurred $10,091 in general and administrative expense. The majority of the general and administrative expenses relate to salary to our officers. Interest expenses for the three months ended March 31, 2003, were $25,000. The net loss for the three months ended March 31, 2003, was $35,091.

     The Company will have to raise capital through the sale of stock or other means loans if it is to stay in business. The Company has been able to stay in business because of the wiliness of management to accrue their salary and loan the Company funds. However, liabilities to third parties continues to increase with no money to pay the liabilities. If the Company is not able to raise capital, the Company may not be able to continue to stay in business.

ITEM 3.    CONTROLS AND PROCEDURES

     a) Evaluation of Disclosure controls and procedures.
        -------------------------------------------------

     Uintah's principal executive officers, including principal accounting officers have reviewed the disclosure controls and procedures (as defined in section 240.13a-14(c) and 240.15d-14(c)) in place to assure the effectiveness of such controls and procedures. This review occurred within 90 days of this filing. Based on this review, the principal executive officers and accounting officers believe Uintah's disclosure controls and procedures are adequate.

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

                                   Uintah Mountain Copper Company


Dated: May 14, 2003                By: /s/
                                      ----------------------------------
                                      Pamela Kandaris-Cha, Principal
                                      Accounting and Chief Financial Officer

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

Date: May 14, 2003

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

Date: May 14, 2003

By: /s/
   --------------------------------
   Pam Kandaris-Cha
   (Chief Financial Officer)