Form 10QSB
period 2003-06-30
UINTAH MOUNTAIN COPPER COMPANY
filed 2003-08-13
CIK 862651

U.S. SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                                FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended: June 30, 2003

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

Uintah Mountain Copper Company
(A Development Stage Company)
Condensed Balance Sheets as of:

                                              Unaudited          Audited
                                            June 30, 2003   December 31, 2002
                                            -------------   -----------------
                       ASSETS

CURRENT ASSETS
  Cash                                       $        359    $          283
                                             ------------    --------------
     TOTAL CURRENT ASSETS                             359               283

PROPERTY AND EQUIPMENT                             41,461            41,461

OTHER ASSETS
  Mine Development                                110,078           110,078
                                             ------------    --------------
     TOTAL ASSETS                            $    151,898    $      151,822
                                             ------------    --------------

          LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                           $     53,561    $       61,337
  Bank line of credit                               1,939             2,377
  Income taxes payable                                100               100
  Accrued salaries                                638,800           621,300
  Accrued interest                                551,520           501,520
                                             ------------    --------------
     TOTAL CURRENT LIABILITIES                  1,245,920         1,186,634

NOTES PAYABLE - RELATED ENTITIES                  403,390           393,070

STOCKHOLDERS' EQUITY(DEFICIT)
  Common stock, par value $.10
   30,000,000 shares authorized
   12,160,985 shares issued and outstanding     1,216,099         1,216,099
  Additional paid-in-capital                      264,018           264,018
  Deficit accumulated in the development stage (2,977,529)       (2,907,999)
                                             ------------    --------------
     TOTAL STOCKHOLDERS' EQUITY (DEFICIT)      (1,497,412)       (1,427,882)
                                             ------------    --------------

  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY $    151,898    $      151,822
                                             ------------    --------------

  The accompanying notes are an integral part of the financial statements.

Uintah Mountain Copper Company
(A Development Stage Company)
Unaudited Condensed Statements of Operations


                                                                                              From Inception
                                       Three Months   Three Months   Six Months   Six Months   on January 28,
                                          Ended          Ended          Ended       Ended      1946 through
                                         June 30,       June 30,       June 30,    June 30,      June 30,
                                          2003           2002           2003        2002           2003
                                       -----------   -------------   ----------   ----------   -------------
REVENUE
   Sales                               $        -    $          -    $       -    $       -    $         -
   Cost of Sales                                -               -            -            -              -

GROSS PROFIT                                    -               -            -            -              -

EXPENSES
   Depreciation                                 -               -            -            -          8,520
   General and administrative               9,340           9,904       19,431       21,323      2,413,304
                                       -----------   -------------   ----------   ----------   ------------
  TOTAL OPERATING EXPENSES                  9,340           9,904       19,431       21,323      2,421,824

     OPERATING LOSS                        (9,340)         (9,904)     (19,431)     (21,323)    (2,421,824)

OTHER INCOME (EXPENSES)
   Interest income                              1               -            1            1            586
   Interest expense                       (25,000)        (22,000)     (50,000)     (44,000)      (555,091)
                                       -----------   -------------   ----------   ----------   ------------
                                          (24,999)        (22,000)     (49,999)     (43,999)      (554,505)

Loss before income taxes                  (34,339)        (31,904)     (69,430)     (65,322)    (2,976,329)

Income taxes                                  100               -          100            -          1,200
                                       -----------   -------------   ----------   ----------   ------------
     NET LOSS                          $  (34,439)   $    (31,904)   $ (69,530)   $ (65,322)   $(2,977,529)
                                       ===========   =============   ==========   ==========   ============

Net loss per share:
     Basic/diluted                           Nil             Nil         Nil           Nil
                                       ===========   =============   ==========   ==========
Weighted average number of shares
 outstanding:
  Basic/diluted                        12,160,985      12,160,985   12,160,985   12,160,985
                                       ==========      ==========   ==========   ==========

  The accompanying notes are an integral part of the financial statements.

Uintah Mountain Copper Company
(A Development Stage Company)
Unaudited Condensed Statements of Cash Flows
For the six months ending June 30, 2003 and 2002
                                                              From Inception
                                                              on January 28,
                                                               1946 through
                                                                 June 30,
                                        2003          2002          2003
                                    -----------   ----------  ---------------
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss                             $  (69,530)  $  (65,322)  $ (2,977,529)
Adjustments to reconcile net
 loss to net cash flows
 used by operating activities:
  Depreciation                                -            -          8,520
  Changes in operating assets
   and liabilities:
  Increase (decrease) in accounts
   payable                               (7,776)      (8,850)        53,561
  Increase in accrued expenses                -       16,390              -
  Increase (Decrease) in income
    taxes payable                             -         (100)           100
  Increase in accrued salaries           17,500       17,500        638,800
  Increase in accrued interest           50,000       44,000        551,520
                                       ---------    --------     -----------
  Net cash flows from (used by)
   operating activities                  (9,806)       3,618     (1,725,028)
                                       ---------    --------     -----------
CASH FLOWS FROM INVESTING ACTIVITIES
Payments for mine development                 -            -       (110,078)
Purchases of property and equipment           -            -         (8,520)
                                       ---------    --------     -----------
Net cash used by investing activities         -            -       (118,598)
                                       ---------    --------     -----------
CASH FLOWS FROM FINANCING ACTIVITIES
Common stock issued for cash                  -            -      1,402,757
Net proceeds from notes
 payable - related entities              10,320        6,068        480,750
Net proceeds from line of credit           (438)          10          1,939
Payments on long-term liability               -            -        (41,461)
                                       ---------    --------     -----------
Net cash flows from financing
 activities                               9,882        6,078      1,843,985
                                       ---------    --------     -----------
NET INCREASE IN CASH                         76        9,696            359
CASH AT THE BEGINNING OF THE PERIOD         283          594              -
                                       ---------    --------     -----------
CASH AT THE END OF THE PERIOD        $      359   $   10,290   $        359
                                       =========    ========     ===========

  The accompanying notes are an integral part of the financial statements.

                      UINTAH MOUNTAIN COPPER COMPANY
                      (A DEVELOPMENT STAGE COMPANY)
              Notes to the Unaudited Financial Statements
                              June 30, 2003

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

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these interim condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's audited financial statements included in its registration statement on Form 10KSB for the year ended December 31, 2002. The results of operations for the periods ended June 30, 2003 and 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2003.

NOTE 2 -GOING CONCERN

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

Liquidity and Capital Resources
-------------------------------

     As of June 30, 2003, the Company had a negative working capital deficit of $1,245,561. Current Assets were only $359. The current liabilities of the Company at June 30, 2003, were $1,245,920, which primarily consist of accrued salaries to the officers of the Company of $638,800 and interest on related parties notes of $551,520. The Company's financial position has not changed significantly from prior quarters with liabilities continuing to increase as the Company has no revenue to offset against ongoing expenses.

     All of the officers and directors have agreed to allow the Company to continue to accrue their salaries until sufficient revenue is produced to pay ongoing salaries, as well as, back salaries. Additionally, the notes payable are to the same officers and directors who have agreed to delay the payment of the notes and related interest until sufficient revenue is produced to allow for such payments. Even with these understandings among the officers and directors, the Company still does not have enough funds to pay existing obligations to third parties totaling approximately $55,600.

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

     The Company continues to incur expenses to keep the mining site open, comply with environmental regulations and complete studies on the iron ore. For the three and six months ended June 30, 2003, the Company incurred $9,340 and 19,431, respectively, in general and administrative expense. The majority of the general and administrative expenses relate to salary to our officers. Interest expenses for the three and six months ended June 30, 2003, were $25,000 and $50,000, respectively. The net loss for the three and six months ended June 30, 2003, was $34,439 and $69,530.

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

ITEM 3.    CONTROLS AND PROCEDURES

     a) Evaluation of Disclosure controls and procedures.
        -------------------------------------------------

     Uintah's principal executive officers, including principal accounting officers have reviewed the disclosure controls and procedures (as defined in section 240.13a-14 and 240.15d-14 in place to assure the effectiveness of such controls and procedures. This review occurred within 90 days of this filing. Based on this review, the principal executive officers and accounting officers believe Uintah's disclosure controls and procedures are adequate.

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

          None

ITEM 5.  OTHER INFORMATION

          None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)     Exhibits.
            ----------
Item 4      Instruments Defining the Rights of Security Holders
-------     ---------------------------------------------------
 4.01           4       Specimen Stock Certificate       Incorporated
                                                         by reference*

31.01          31       CEO certification Pursuant
                        to 18 USC Section 1350, as
                        adopted pursuant to Section 302
                        of Sarbanes-Oxley Act of 2002    This Filing

31.02          31       CFO certification Pursuant
                        to 18 USC Section 1350, as
                        adopted pursuant to Section 302
                        of Sarbanes-Oxley Act of 2002    This Filing

32.01           32      CEO Certification pursuant to
                        section 906                      This Filing

32.02           32      CFO Certification pursuant to
                        Section 906                      This Filing


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

                                   Uintah Mountain Copper Company


Dated: August 12, 2003             By:/s/
                                      ----------------------------------
                                      Pamela Kandaris-Cha, Principal
                                      Accounting and Chief Financial Officer