Form 10QSB
period 2003-09-30
UINTAH MOUNTAIN COPPER COMPANY
filed 2003-11-19
CIK 862651

U.S. SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                                FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended: September 30, 2003

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

Uintah Mountain Copper Company
(A Development Stage Company)
Condensed Balance Sheets as of:

                                              Unaudited          Audited
                                        September 30, 2003  December 31, 2002
                                        ------------------  -----------------

                               ASSETS

CURRENT ASSETS
 Cash                                   $             176   $        283
                                        ------------------  -----------------

   TOTAL CURRENT ASSETS                               176            283

PROPERTY AND EQUIPMENT                             41,461         41,461

OTHER ASSETS
 Mine Development                                 110,078        110,078
                                        ------------------  -----------------
   TOTAL ASSETS                         $         151,715   $    151,822
                                        ==================  =================

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
 Accounts payable                       $          53,361   $     61,337
 Bank line of credit                                1,845          2,377
 Income taxes payable                                 100            100
 Accrued salaries                                 647,550        621,300
 Accrued interest                                 576,520        501,520
                                        ------------------  -----------------

   TOTAL CURRENT LIABILITIES                    1,279,376      1,186,634

NOTES PAYABLE - RELATED ENTITIES                  407,546        393,070

STOCKHOLDERS' EQUITY(DEFICIT)
 Common stock, par value $.10
  30,000,000 shares authorized
  12,160,985 shares issued and outstanding      1,216,099      1,216,099
 Additional paid-in-capital                       264,018        264,018
 Deficit accumulated in the development stage  (3,015,324)    (2,907,999)
                                        ------------------  -----------------
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)           (1,535,207)    (1,427,882)
                                        ------------------  -----------------
   TOTAL LIABILITIES AND EQUITY         $         151,715   $    151,822
                                        ==================  =================

  The accompanying notes are an integral part of the financial statements.

Uintah Mountain Copper Company
(A Development Stage Company)
Unaudited Condensed Statements of Operations


                                                                                               From Inception
                                    Three Months   Three Months   Nine Months   Nine Months    on January 28,
                                       Ended          Ended         Ended         Ended        1946 through
                                    September 30, September 30,  September 30,  September 30,  September 30,
                                       2003           2002          2003           2002            2003
                                    -------------  ------------  -------------  -------------  --------------
REVENUE
   Sales                            $          -   $          -  $          -   $          -   $            -
   Cost of Sales                               -              -             -              -                -
                                     -----------   ------------   -----------    -----------   ---------------
     GROSS PROFIT                              -              -             -              -                -

EXPENSES
   Depreciation                                -              -             -              -            8,520
   General and administrative             12,795         14,747        32,226         36,070        2,426,099
                                     -----------   ------------   -----------    -----------   ---------------
     TOTAL OPERATING EXPENSES             12,795         14,747        32,226         36,070        2,434,619
                                     -----------   ------------   -----------    -----------   ---------------
OPERATING LOSS                           (12,795)       (14,747)      (32,226)       (36,070)      (2,434,619)

OTHER INCOME (EXPENSES)
   Interest income                             1              -             1              1              586
   Interest expense                      (25,000)       (22,000)      (75,000)       (66,000)        (580,091)
                                     -----------   ------------   -----------    -----------   ---------------
                                         (24,999)       (22,000)      (74,999)       (65,999)        (579,505)

Loss before income taxes                 (37,794)       (36,747)     (107,225)      (102,069)      (3,014,124)

Income taxes                                   -              -           100              -            1,200
                                     -----------   ------------   -----------    -----------   ---------------
     NET LOSS                       $    (37,794)  $    (36,747) $   (107,325)  $   (102,069)  $   (3,015,324)
                                     ============ ============== ============= ============== =================

Net loss per share:
Basic/diluted                                Nil            Nil           Nil            Nil
                                     ===========   ============   ===========    ===========
Weighted average number of shares
 outstanding:

Basic/diluted                         12,160,985     12,160,985    12,160,985     12,160,985
                                     ===========    ===========   ===========    ===========

  The accompanying notes are an integral part of the financial statements.

Uintah Mountain Copper Company
(A Development Stage Company)
Unaudited Condensed Statements of Cash Flows
For the nine months ending September 30, 2003 and 2002



                                                                                 From Inception
                                                                                 on January 28,
                                                                                 1946 through
                                                                                 September 30,
                                                   2003             2002              2003
                                               --------------   -------------  -----------------
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss                                        $  (107,325)     $ (102,069)   $   (3,015,324)

Adjustments to reconcile net loss to net cash flows used by operating activities:

  Depreciation                                            -               -             8,520

Changes in operating assets and liabilities:

  Increase (decrease) in accounts payable            (7,976)         (9,349)           53,361
  Increase in accrued expenses                            -          16,390                 -
  Increase (decrease) in income taxes payable             -            (100)              100
  Increase in accrued salaries                       26,250          26,250           647,550
  Increase in accrued interest                       75,000          65,999           576,520
                                                -------------    ------------    --------------
    Net cash flows used by operating activities     (14,051)         (2,879)       (1,729,273)
                                                -------------    ------------    --------------

CASH FLOWS FROM INVESTING ACTIVITIES

  Payments for mine development                           -               -          (110,078)
  Purchases of property and equipment                     -               -            (8,520)
                                                -------------    ------------    --------------
    Net cash used by investing activities                 -               -          (118,598)
                                                -------------    ------------    --------------
CASH FLOWS FROM FINANCING ACTIVITIES

Common stock issued for cash                              -               -         1,402,757
Net proceeds from notes payable - related entities   14,476           1,927           484,906
Net proceeds from line of credit                       (532)            561             1,845
Payments on long-term liability                           -               -           (41,461)
                                                -------------    ------------    --------------
    Net cash flows from financing activities         13,944           2,488         1,848,047
                                                -------------    ------------    --------------
       NET INCREASE (DECREASE) IN CASH                 (107)           (391)              176

    CASH AT THE BEGINNING OF THE PERIOD                 283             594                 -
                                                -------------    ------------    --------------
       CASH AT THE END OF THE PERIOD            $       176      $      203    $          176
                                                =============    ============    ==============



  The accompanying notes are an integral part of the financial statements.

                       UINTAH MOUNTAIN COPPER COMPANY
                       (A DEVELOPMENT STAGE COMPANY)
                Notes to the Unaudited Financial Statements
                             September 30, 2003

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

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these interim condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's audited financial statements included in its registration statement on Form 10KSB for the year ended December 31, 2002. The results of operations for the periods ended September 30, 2003 and 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2003.

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

     The Company is hopeful that it will be able to have the mill completed by the summer of 2004, pending funding and completion of its environmental assessment by the Forest Service. The environmental assessment should be completed this year and only needs to have one section added regarding fisheries and the impact of the mining operations on the fisheries.
Everything else regarding the environmental assessment has been completed and reviewed by the public. The Company is unaware of any fisheries that would be impacted by its mining operations.

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

Liquidity and Capital Resources
-------------------------------

     As of September 30, 2003, the Company had a negative working capital deficit of $1,279,200. Current Assets were only $176. The current liabilities of the Company at September 30, 2003, were $1,279,376, which primarily consist of accrued salaries to the officers of the Company of $647,550 and interest on related parties notes of $576,520. The Company's financial position has not changed significantly from prior quarters with liabilities continuing to increase as the Company has no revenue to offset against ongoing expenses.

     All of the officers and directors have agreed to allow the Company to continue to accrue their salaries until sufficient revenue is produced to pay ongoing salaries, as well as, back salaries. Additionally, the notes payable are to the same officers and directors who have agreed to delay the payment of the notes and related interest until sufficient revenue is produced to allow for such payments. Even with these understandings among the officers and directors, the Company still does not have enough funds to pay existing obligations to third parties totaling approximately $55,306.

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

     The Company continues to incur expenses to keep the mining site open, comply with environmental regulations and complete studies on the iron ore. For the three and nine months ended September 30, 2003, the Company incurred $12,795 and $32,226, respectively, in general and administrative expense. The majority of the general and administrative expenses relate to salary to our officers. Interest expenses for the three and nine months ended September 30, 2003, were $25,000 and $75,000, respectively. The net loss for the three and nine months ended September 30, 2003, was $37,794 and $107,325.

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

                                   Uintah Mountain Copper Company


Dated: November 19, 2003          By:
                                      ----------------------------------
                                      Pamela Kandaris-Cha, Principal
                                      Accounting and Chief Financial Officer