Form 10-K
period 2003-12-31
UINTAH MOUNTAIN COPPER COMPANY
filed 2004-03-30
CIK 862651

         UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 12b-25

                   NOTIFICATION OF LATE FILING

(Check One)
[X] Form 10-K [ ] Form 20-F [ ] Form 11-K [ ] Form 10-Q [ ] Form N-SAR

For Period Ended: December 31, 2003

SEC FILE NUMBER:  0-27019

CUSIP NUMBER: 903644102

PART I - REGISTRANT INFORMATION

Full Name of Registrant: Uintah Mountain Copper Company

Address of Principal Executive Offices:
  2319 North Hillside Drive, Wellington, Utah 84542

PART II - Rules 12b-25(b) and c

If the subject report could not be filed without unreasonable effort or expense and the registrant seeks relief pursuant to Rule 12b-25(b), the following should be completed. (Check box is appropriate)

[x] The reasons described in reasonable detail in Part III of this form could not be eliminated without unreasonable effort or expense

PART III - NARRATIVE

State below with reasonable detail the reasons why the Form 10-K, 11-K, 10-Q, NSAR, or the transition report or portion thereof, could not be filed within the prescribed time period.

  Certain aspects of the registrant's review process have not been completed prior to the filing date.

PART IV - OTHER INFORMATION

(1) Name and telephone number of person to contact in regard to this notification:

Pam Kandaris-Cha (435) 820-6460

(2) Have all other periodic reports required under Section 13 or 15(d) of the Securities and Exchange Act of 1934 or Section 30 of the Investment Company Act of 1940 during the preceding 12 months (or for such shorter) period that the registrant was required to filed such report(s) been filed? If answer is no, identify report(s). [X] Yes [ ] No

(3) Is it anticipated that any significant change in results of operations from the corresponding period for the last fiscal year will be reflected by the earnings statement to be included in the subject report or portion thereof? [ ] Yes [X] No

If so, attach an explanation of the anticipated significant change, both narratively and quantitatively, and, if appropriate, state the reasons why a reasonable estimate of the results cannot be made.


                     Uintah Mountain Copper Company
              --------------------------------------------
              (Name of Registrant as Specified in Charter)

has caused this notification to be signed on its behalf by the undersigned hereunder duly authorized.

Date: March 30, 2004


By:  /S/ Pam Kandaris-Cha, Secretary