Form 10KSB
period 2003-12-31
UINTAH MOUNTAIN COPPER COMPANY
filed 2004-05-05
CIK 862651

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-KSB
(Mark One)
  [x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended       December 31, 2003
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

     State issuer's revenues for its most recent fiscal year: $-0-

     State the aggregate market value of the voting stock held by nonaffiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days: The Company does not have an active trading market and it is, therefore, difficult, if not impossible, to determine the market value of the stock. Based on the bid price for the Company's Common Stock at May 3, 2004, of $0.15 per share, the market value of shares held by nonaffiliates would be $1,176,990.

     As of May 3, 2004, the Registrant had 12,160,985 shares of common stock issued and outstanding.

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

      Since the final phase of development is of larger scope, the Forest Service has determined that they will require a more detailed environmental evaluation. Consequently, the Company and the Forest Service have committed to performing an Environmental Assessment ("EA") for future phases of project development. The EA was initiated in the fall of 1998 by the Forest Service and completed in early 2002. A revised plan (Alternative B) was approved in April 2002. This approval was appealed by the Utah Environmental Congress based primarily on a request by the US Fish and Wildlife Service for evaluation of project impact on local fisheries. Approval for the plan was revoked so that further studies could be completed. These studies were performed in late 2002 with the result of no significant change to the original EA conclusions. The EA is now scheduled for completion in the summer of 2004. Based on discussion with the Forest Service, the Company anticipates approval of the EA. The Forest Service is paying for all costs of the EA.

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

     In prior years, all development work was annually bonded by the Company to guarantee the completion of necessary reclamation. The Forest Service has never needed to utilize reclamation bonds and has always returned these securities to the Company after completion of annual work. For 1998 and beyond, the Forest Service has decided that the Company's project should have both long-term and annual bonding to provide more continuity from year-to-year. Both parties are committed (in writing) to having full development work bonding in place prior to work planned for 2004.

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

Government Regulation
---------------------

     The Company is subject to numerous regulations on mining and refining its products. The Company must comply with Forest Service regulations on mining and reclamation. The Company must submit all plans for its mining operation, development and exploratory work to the Forest Service which must review and approve all mining operations prior to work commencing. Since future phases of development on the mining location are of a larger scope, the Forest Service has determined that they will require a more detailed environmental evaluation. Consequently, the Forest Service is completing an environmental assessment for future phases of project development. Based on commitments by the Forest Service, the Company intends on having this assessment completed in time for planned development activities in 2004.

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

                        ITEM 3. LEGAL PROCEEDINGS

     None.

     ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

     No matters were submitted to a vote of shareholders of the Company during the fourth quarter of the fiscal year ended December 31, 2003.

                                PART II

     ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's Common Stock is quoted on the National Association of Securities Dealers Electronic Bulletin Board under the symbol "UTMC." Set forth below are the high and low bid prices for the Company's Common Stock for the last two fiscal years and the interim quarter for 2004. Although the Company's Common Stock is quoted on the Electronic Bulletin Board it has traded sporadically with no real volume. Consequently, the information provided below may not be indicative of the Company's Common Stock price under different conditions.

Quarter Ended             High Bid        Low Bid
-------------             --------        -------
March 2002                  $0.11          $0.11
June 2002                   $0.11          $0.11
September 2002              $0.11          $0.11
December 2002               $0.11          $0.11

March 2003                  $0.05          $0.01
June 2003                   $0.03          $0.01
September 2003              $0.01          $0.01
December 2003               $0.12          $0.07

March 2004                  $0.20          $0.10

     At May 3, 2004, the bid and asked price for the Company's Common Stock was $0.15 and $0.20 respectively. All prices listed herein reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not represent actual transactions. Since its inception, the Company has not paid any dividends on its Common Stock, and the Company does not anticipate that it will pay dividends in the foreseeable future. At May 3, 2004, the Company had approximately 235 shareholders.

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

Plan of Operation
-----------------

     The Company intends to continue to perform development work, marketing activities and claim support operations through the summer of 2004, and pending funding commence construction on a mill. The Company does not anticipate extensive mining operations in 2004 and likely will not have any revenue unless funding is received.

     Once the EA is complete in 2004, the Company will be able to begin more extensive development operations in 2004. The timing of the EA is up to the Forest Service and although the Company is hopeful of receiving it in 2004, in the past, the EA has not been received when anticipated.

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

     The Company is hopeful that it will be able to have the mill completed in 2004 and commence development/mining operations, if capital can be raised. If the Company is unable to keep to this time schedule, it is possible that revenues could not be received by the end of 2004. The Company has sent out samples of its potential product to multiple users of high quality pigments and received positive responses from potential buyers. The buyers can not make any definitive commitments, at this time, until the Company has the funds to complete the mill and can provide a time table for the delivery of product.

     Management of the Company has indicated that they do not have funds to continue to pay for ongoing cost including legal and accounting fees. Accordingly, unless outside capital is obtained, it is unlikely the Company will be able to continue the development of the mining operations. The delay in receiving the EA has made resulted in management to have to continue to fund operation with their own capital which they will no longer provide. With the cost of maintaining the Company's public filing obligations with the SEC and maintaining development work on the mine, Management has used all of their available funds. If outside capital cannot be obtained, Management will be forced to look to other alternatives besides completing the mining operations. At this time, management has made no decisions on the direction the Company would take if funds cannot be received, but options being considered include shutting the Company down or possible seeing if a merger or sale of the Company is feasible.

Liquidity and Capital Resources
-------------------------------

     As of December 31, 2003, the Company had negative working capital of $1,330,828. Current Assets were only $209 requiring the officers and directors of the Company to continue to use their own funds to keep the Company operating. The current liabilities of the Company at December 31, 2003, were $1,331,037, which primarily consist of accrued salaries to the officers of the Company of $656,300 and accrued interest on related party notes and officer salaries of $609,563.

     The Company's financial position has remained negative. On December 31, 2002, the Company had a working capital deficit of $1,186,351. The difference in working capital from December 31, 2003, and December 31, 2002, is primarily the result of additional accrued salaries, accrued interest and additional loans from management to the Company.

     All of the officers and directors have agreed to allow the Company to continue to accrue their salaries until sufficient revenue is produced to pay ongoing salaries, as well as, back salaries. Additionally, the notes payable are to the same officers and directors who have also agreed to delay the payment of the notes and related interest until sufficient revenue is produced to allow for such payments. As of December 31, 2003, the Company owed a total of $334,430 to the estate of Mike Kandaris, $308,596 to Peter Kandaris and $863,631 to Pam Kandaris-Cha. Even with these understandings among the officers and directors, the Company still does not have enough funds to pay existing obligations and in addition to those amounts owed related parties, the Company must pay approximately $62,977 in current liabilities to third parties which the Company does not have the ability to pay. The Company's financial statements, reflecting the Company's current financial dilemma, contain a going concern qualification.

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

     The Company continues to incur expenses to keep the mining site open, comply with environmental regulations and complete studies on the iron ore. For the year ended December 31, 2003, the Company incurred $51,700 in general and administrative expense and had an operating loss of $51,700 with a net loss of $159,842 which includes interest expense of $108,043. These amounts are similar to those incurred for the prior years. The Company was forced to borrow funds to pay for the cost of completing field work and studies on the claims.

     For the year ended December 31, 2002, the Company had a net loss of $166,641. The loss was the result of no revenue and general and administrative expenses of $68,352 and interest expenses of $98,290. The Company anticipates that expenses will remain relatively the same for future years until mining operations can be commenced. The Company's auditors have indicated they have a concern as to the Company's ability to continue in business. The Company believes it will be able to continue in business relying on current officers accruing their salaries and being willing to pay ongoing operation expense. The Company, however, will not be able to be profitable or even produce revenue until the Company receives funding to build its mill and start refining its iron ore.

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

        ITEM 8A.  CONTROLS AND PROCEDURES

     a) Evaluation of Disclosure controls and procedures.
        -------------------------------------------------

     The Company's principal executive officers, including principal accounting officers have reviewed the disclosure controls and procedures (as defined in section 240.15d-14) in place to assure the effectiveness of such controls and procedures. This review occurred within 90 days of this filing. Based on this review, the principal executive officers and accounting officers believe the Company's disclosure controls and procedures are adequate.

     b) Changes in Internal Controls.
        -----------------------------

     There were no significant changes in the Company's internal controls, or other factors, that could significantly affect the Company's controls subsequent to the date of the evaluations performed by the executive officers of the Company's. No deficiencies or material weaknesses were found that would require corrective action.

                                PART III

     ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

     The following table sets forth as of May 3, 2004, the name, age, and position of each executive officer and director and the term of office of each director of the Company.

   Name               Age      Position       Director or Officer Since
   ----                      --------       -------------------------
Peter M. Kandaris     46        President, Director           1987
Richard M. Kelly      74        Vice President, Director      1999
Keith Robinson        77        Treasurer, Director           1987
Thomas A. Ronayne, II 43        Secretary                       --
Pamala Kandaris-Cha   47        Chief Financial Officer         --

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

Peter M. Kandaris, 46, President and Director, is the Project Engineer, responsible for all technical aspects of site development, permitting, milling and marketing. Mr. Kandaris has been a practicing civil/geotechnical engineer since 1983 for the Salt River Project in Phoenix, Arizona, and is presently the Principal Engineer in charge of Testing Services. He served as Vice President and a Director of the Company from 1978-1981, and has been President and a Director of the Company since 1987. Mr. Kandaris earned a BS degree from Arizona State University in 1981 and a Civil/Geotechnical Engineering degree from the same institution in 1984. He is member of the International Society of Rock Mechanics and a technical advisor to the Transmission Line Foundation Advisory Working Group for the Electric Power Research Institute. He has also served as a regional director and chairman for the Professional Engineers in Government (Phoenix Branch) and has been a technical affiliate to the Association of Drilled Shaft Contractors. Mr. Kandaris has been a registered professional civil engineer in the State of Arizona since 1985.

Keith Robinson, 77, Treasurer and Director, has extensive experience in the sales and marketing of products produced by the plastics industry and in developing various new plastics and medical products. Mr. Robinson has studied the iron oxide pigments market and has authored numerous market reports for the Company. He currently is the Sales Manager for Drug Packaging, Inc. of O'Fallon, Missouri. He has attended the College of Eastern Utah, the College of the Pacific, Idaho State University and the University of New York.

Thomas A. Ronayne, II, 43, Secretary, assists the Company in coordination of activities at the claims properties and reviews corporate actions. He has also been employed by Utah Power and Light Company since 1981 in construction and collections areas, and is a part-time commercial photographer and night-club manager in the Salt Lake City area. Mr. Ronayne graduated in 1981 with an Associate's degree in Science from the College of Eastern Utah and has attended the University of Utah.

Pam Kandaris-Cha, 47, chief financial officer, since January 1992 was consultant to the Company prior becoming the Company's CFO. Ms. Kandaris is also the president of Mid America Minerals, Inc. Pam Kandaris-Cha is the sister of Peter Kandaris, the president of the Company.

Richard M. Kelly, 73, vice president marketing, is a retired IBM engineer. Mr. Kelly has been retired for over five years. At IBM, Mr. Kelly was manager of program managers. Mr. Kelly received a bachelor degree in industrial engineering form Pennsylvania State University and a masters in engineering administration form Syracuse University.

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

     No filings were required during the year ended December 31, 2003.

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

                                                  Long Term Compensation
                                                  ----------------------
                     Annual Compensation              Awards         Payouts

                                            Other      Restricted
Name and                                   Annual      Stock     Options LTIP     All other
Principal Position Year  Salary  Bonus($) Compensation Awards   /SARs   Payout  Compensation
------------------ ----  ------  -------- ------------ ------   ------- ------  ------------
Peter Kandaris    2003     15,000     -0-        -0-          -0-      -0-    -0-     -0-
President and CEO 2002     15,000     -0-        -0-          -0-      -0-    -0-     -0-
                  2001     15,000     -0-        -0-          -0-      -0-    -0-     -0-


     Peter Kandaris receives a salary of $15,000 per year which is currently not being paid. The salary is being accrued until such time as the Company has the funds to pay Mr. Kandaris. As of December 31, 2003, Mr. Kandaris was owed $271,060 in back salary including interest.

     Cash Compensation

     No cash compensation was paid during 2003 although Peter Kandaris and Pam Kandaris Cha are to receive a salary.

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


   ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth the number of shares of the Company's Common Stock, par value $0.10, held by each person who is believed to be the beneficial owner of 5% or more of the 12,160,985 shares of the Company's common stock outstanding at May 1, 2004, based on the Company's transfer agent's list, representations and affidavits from shareholders and beneficial shareholder lists provided by the Depository Trust and securities broker dealers, and the names and number of shares held by each of the Company's officers and directors and by all officers and directors as a group.

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

Officers, Directors and Nominees
--------------------------------

Common     Peter Kandaris           ----------See Above-----------
Common     Pam Kandaris-Cha         ----------See Above-----------
Common     Keith Robinson           ----------See Above-----------
Common     Thomas A. Ronayne, II                  556,720              4.6%
Common     Richard Kelly                          495,000              4.1%
All Officers, Directors, and
 Nominees as a Group (4 Person)                 4,304,382             35.4%

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

     The Company has received loans from Pam and Steve (Kandaris) Cha and from Peter Kandaris in the aggregate amount of $422,772, including accrued interest, as of December 31, 2003. The loans are at an interest rate of 7% and are due and payable on demand.

     CERTAIN BUSINESS RELATIONSHIPS

     During the fiscal year ended December 31, 2003, there were no material transactions between the Company and its management or principal shareholders except as set forth above.

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

             ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

  (a)(1)FINANCIAL STATEMENTS. The following financial statements are included in this report:

Title of Document                                              Page
-----------------                                              ----
Report of Wisan, Smith, Racker & Prescott, LLP,
 Certified Public Accountants                                   F-1

Balance Sheets as of December 31, 2003, and 2002                F-2

Statements of Operations for the fiscal years ended December
31, 2003, 2002 and 2001 and from inception                      F-3

Statements of Stockholders' Equity for the years ended
December 31, 2003, 2002, and 2001 and  from inception           F-4

Statements of Cash Flows for the fiscal years ended
December 31, 2003, 2002 and 2001 and from inception             F-5

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
Item 4      Instruments Defining the Rights of Security Holders
 4.01           4       Specimen Stock Certificate    Incorporated
                                             by reference*
ITEM 31 and 32 Certifications
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


                          Uintah Mountain Copper Company

                          By:   ____/s/__________ Peter M. Kandaris, President


                          By: ____/s/__________ Pamela Kandaris-Cha, Chief Financial
                                Officer

     In accordance with the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Signature                    Title                           Date
---------                    -----                           ----

/s/
____________________
Peter M. Kandaris             President, Director            May 4, 2004

/s/
____________________
Richard M. Kelly              Vice President, Director       May 4, 2004

/s/
_____________________         Director                       May 4, 2004
Keith Robinson

                          UINTAH MOUNTAIN COPPER COMPANY
                          (A DEVELOPMENT STAGE COMPANY)

                              FINANCIAL STATEMENTS

                          December 31, 2003, 2002 and 2001

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

            STATEMENTS OF CASH FLOWS                        F-5

            NOTES TO FINANCIAL STATEMENTS                   F-6

                          INDEPENDENT AUDITORS' REPORT



Board of Directors
Uintah Mountain Copper Company
(A Development Stage Company)
Salt Lake City, Utah

We have audited the accompanying balance sheets of Uintah Mountain Copper Company (a development stage company) as of December 31, 2003 and 2002, and the related statements of operations, stockholders' equity (deficit), and cash flows for the years ended December 31, 2003, 2002 and 2001 and for the period from January 28, 1946 (inception) to December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Uintah Mountain Copper Company as of December 31, 2003 and 2002, and the results of its operations and its cash flows for the years ended December 31, 2003, 2002 and 2001 and from January 28, 1946 (inception), to December 31, 2003, in conformity with U.S. generally accepted accounting principles.

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


/s/
Wisan, Smith, Racker & Prescott, LLP
Salt Lake City, Utah
April 19, 2004

                          UINTAH MOUNTAIN COPPER COMPANY
                           (A DEVELOPMENT STAGE COMPANY)
                                   BALANCE SHEETS
                            December 31, 2003 and 2002

                                                      2003          2002
                                                    ---------    ---------
     ASSETS

CURRENT ASSETS
 Cash                                             $        209 $         283
                                                    ----------    ----------
     TOTAL CURRENT ASSETS                                  209           283

PROPERTY AND EQUIPMENT                                  41,461        41,461

OTHER ASSETS
                                                    ----------    ----------
 Mine development                                      110,078       110,078
                                                    ----------    ----------
          TOTAL ASSETS                            $    151,748 $     151,822
                                                    ==========    ==========

     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
 Accounts payable                                 $     62,977 $      61,337
 Bank line of credit                                     2,097         2,377
 Income taxes payable                                      100           100
 Accrued salaries                                      656,300       621,300
 Accrued interest                                      609,563       501,520
                                                    ----------    ----------
     TOTAL CURRENT LIABILITIES                       1,331,037     1,186,634

NOTES PAYABLE - RELATED ENTITIES                       408,435       393,070

STOCKHOLDERS' EQUITY (DEFICIT)
 Common stock, par value $.10
  30,000,000 authorized
  12,160,985 issued and outstanding                  1,216,099     1,216,099
 Additional paid-in-capital                            264,018       264,018
 Deficit accumulated in the development stage       (3,067,841)   (2,907,999)
                                                    ----------    ----------
     TOTAL STOCKHOLDERS' EQUITY (DEFICIT)           (1,587,724)   (1,427,882)
                                                    ----------    ----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY        $    151,748 $     151,822
                                                    ==========    ==========
  The accompanying notes are an integral part of the financial statements.

                    UINTAH MOUNTAIN COPPER COMPANY
                    (A DEVELOPMENT STAGE COMPANY)
                      STATEMENTS OF OPERATIONS


                                                                               From Inception
                                           For the years ended                 on January 28,
                                              December 31,                      1946 through
                                   ------------------------------------          December 31,
                                  2003            2002             2001             2003
                              ----------      ----------       -----------      -----------
REVENUE
 Sales                       $          -     $          -       $         -     $         -
 Cost of sales                          -                -                 -               -
                              ------------     ------------       -----------     -----------
     GROSS PROFIT                       -                -                 -               -
                              ------------     ------------       -----------     -----------
EXPENSES
 General and administrative        51,700           68,352            59,148       2,445,573
 Depreciation                           -                -                 -           8,520
                              ------------     ------------       -----------     -----------
     OPERATING LOSS               (51,700)         (68,352)          (59,148)     (2,454,093)

OTHER INCOME (EXPENSE)
 Interest income                        1                1                 2             586
 Interest expense                (108,043)         (98,290)          (89,570)       (613,134)
                              ------------     ------------       -----------     -----------
                                 (108,042)         (98,289)          (89,568)       (612,548)
                              ------------     ------------       -----------     -----------
Loss before income taxes         (159,742)        (166,641)         (148,716)     (3,066,641)
                              ------------     ------------       -----------     -----------
Income taxes                          100              100               100           1,200
                              ------------     ------------       -----------     -----------
     NET LOSS                $   (159,842)    $   (166,741)      $  (148,816)    $(3,067,841)
                              ============     ============       ===========     ===========
NET LOSS PER SHARE:
 Basic and diluted           $     (0.01)     $      (0.01)      $     (0.01)
                              ============     ============       ===========
Weighted average number of
shares outstanding:
 Basic and diluted            12,160,985        12,160,985        12,160,985
                              ============     ============       ===========

  The accompanying notes are an integral part of the financial statements.

                         UINTAH MOUNTAIN COPPER COMPANY
                         (A DEVELOPMENT STAGE COMPANY)
                   STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
          From inception on January 28, 1946 through December 31, 2003


                                                                                    Deficit
                                             Common Stock           Additional    Accumulated in
                                          -------------------       Paid-in      the Development
                                        Shares        Amount        Capital           Stage
                                      ----------    ----------    -----------   -----------------
Balance January 28, 1946                      -    $         -    $        -     $             -

Common stock issued for cash,
 services and debt at $.10 per share 11,946,265      1,194,627       200,630                   -

Common stock issued for cash
 at approximately $.50 per share        112,000         11,200        44,800                   -

Common stock issued for debt
 at $.50 per share                       27,720          2,772        11,088                   -

Common stock issued for cash
 at approximately $.20 per share         75,000          7,500         7,500                   -

Net loss for the period from
 inception on January 28, 1946
 through December 31, 1999                    -              -             -          (2,592,442)
                                     -----------   -----------   ------------    ----------------
Balance December 31, 2000            12,160,985      1,216,099       264,018          (2,592,442)

Net loss for the year ended
 December 31, 2001                            -              -             -            (148,816)
                                     -----------   -----------   ------------    ----------------
Balance December 31, 2001            12,160,985      1,216,099       264,018          (2,741,258)

Net loss for the year ended
 December 31, 2002                            -              -             -            (166,741)
                                     -----------   -----------   ------------    ----------------
Balance December 31, 2002            12,160,985      1,216,099       264,018          (2,907,999)
                                     -----------   -----------   ------------    ----------------
Net loss for the year ended
 December 31, 2003                            -              -             -            (159,842)
                                     -----------   -----------   ------------    ----------------
Balance December 31, 2003            12,160,985    $ 1,216,099   $  264,018     $    (3,067,841)
                                     ===========   ===========   ============    ================

 The accompanying notes are an integral part of the financial statements.

                        UINTAH MOUNTAIN COPPER COMPANY
                        (A DEVELOPMENT STAGE COMPANY)
                          STATEMENTS OF CASH FLOWS

                                                                                 From Inception
                                                                                 on January 28,
                                              Years ended December 31,            1946 through
                                      ---------------------------------------     December 31,
                                          2003         2002           2001              2003
                                      -----------   ----------     ----------     --------------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net loss                             $ (159,842)   $(166,741)     $(148,816)     $ (3,067,841)
 Adjustments to reconcile net loss
  to net cash used by operating
  activities:
   Depreciation                                -            -              -             8,520
 Changes in operating assets
  and liabilities:
   Increase (decrease) in accounts
    payable                                1,640        6,932           (725)           62,977
   Increase in income taxes payable            -            -              -               100
   Increase in accrued salaries           35,000       35,000         35,000           656,300
   Increase in accrued interest          108,043       97,679         87,031           609,563
                                         --------     --------       --------       -----------
Net cash used by operating activities    (15,159)     (27,130)       (27,510)       (1,730,381)
                                         --------     --------       --------       -----------
CASH FLOWS FROM INVESTING ACTIVITIES
 Payments for mine development                 -            -         (3,485)         (110,078)
 Purchase of property and equipment            -            -              -            (8,520)
                                         --------     --------       --------       -----------
  Net cash used by investing activities        -            -         (3,485)         (118,598)
                                         --------     --------       --------       -----------
CASH FLOWS FROM FINANCING ACTIVITIES
 Common stock issued for cash                  -            -              -         1,402,757
 Payments on long-term liabilities             -      (10,150)       (20,450)          (41,461)
 Net proceeds from notes
  payable - related entities              15,365       36,497         51,568           485,795
 Net proceeds from (payments on)
  line of credit                            (280)         472            202             2,097
 Payment on bank overdraft                     -            -              -            (6,430)
 Proceeds from bank overdraft                  -            -              -             6,430
                                         --------     --------       --------       -----------
  Net cash flows from financing
   activities                             15,085       26,819         31,320         1,849,188
                                         --------     --------       --------       -----------
NET INCREASE (DECREASE) IN
 CASH AND CASH EQUIVALENTS                   (74)        (311)           325               209

CASH AND CASH EQUIVALENTS
 AT BEGINNING OF PERIOD                      283          594            269                 -
                                         --------     --------       --------       -----------
CASH AND CASH EQUIVALENTS
 AT END OF PERIOD                     $      209    $     283      $     594      $        209
                                         ========     ========       ========       ===========
SUPPLEMENTAL SCHEDULE OF NON-CASH
 INVESTING AND FINANCING ACTIVITIES:
  Acquisition of property
   and equipment by assuming debt     $        -    $       -      $       -      $     41,461
                                         ========     ========       ========       ===========
   Issuances of common stock
    for debt                          $        -    $       -      $       -      $     77,360
                                         ========     ========       ========       ===========
Cash paid for:
 Interest                             $        -    $     610      $   2,539      $      3,149
                                         ========     ========       ========       ===========
Income taxes                          $      100    $     100      $     100      $      1,200
                                         ========     ========       ========       ===========

 The accompanying notes are an integral part of the financial statements.

                          UINTAH MOUNTAIN COPPER COMPANY
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                            December 31, 2003 and 2002

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

During 2000, the Company signed an engineering services agreement with an engineering firm to perform plant design and feasibility study engineering services for a natural pigment production facility. The feasibility study encompassed the entire project work performed through December 31, 2000. During 2000, the US Forest Service completed environmental field studies on the hematite claims and their analysis has also been completed. A final report is due from the U.S. Forest Service in the second or third quarter of 2004 and is expected to be positive.

During 2000, the Company purchased land on which the natural pigment production facility will be built subject to the Company obtaining external financing and the issuance of the U.S. Forest Service environmental field studies report. The Company expects to begin construction of the production facility after receipt of a positive report from the U.S. Forest Service.

Cash and Cash Equivalents
Cash equivalents are generally comprised of certain highly liquid investments with original maturities of less than three months.

                           UINTAH MOUNTAIN COPPER COMPANY
                           (A DEVELOPMENT STAGE COMPANY)
                           NOTES TO FINANCIAL STATEMENTS
                            December 31, 2003 and 2002

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

Advertising and Promotion
The Company expenses all advertising costs as incurred. Advertising expenses were not significant for 2003, 2002 or 2001.

Fair Value of Financial Instruments
The carrying amounts for cash and payables approximate their fair value.

                          UINTAH MOUNTAIN COPPER COMPANY
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                            December 31, 2003 and 2002

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

Earnings per Share
Earnings per share is computed using the weighted average number of common shares outstanding. Diluted earnings per share is computed using the weighted average number of common and common stock equivalent shares outstanding during the period. Common stock equivalent shares, if any, have been excluded from the computation as their effect would be antidilutive.

Environmental Matters
The Company's planned operations will be subject to environmental regulation by federal, state and local authorities. Once operations commence, the Company will implement its policies relating to environmental standards of performance. Future environmental expenditures that relate to Company operations will be expensed or capitalized as appropriate. Liabilities will be recorded when it is probable the Company will be obligated to pay amounts for environmental site evaluation, remediation or related costs and when such amounts can be reasonably estimated. As of December 31, 2003, the Company has not incurred any liabilities related to environmental matters.

Concentrations of Credit Risk
At December 31, 2003, the Company has no significant concentrations of credit risk related to cash or receivables.

Reclassifications
Certain amounts in 2002 and 2001 have been reclassified to conform with the 2003 financial statement presentation.

                           UINTAH MOUNTAIN COPPER COMPANY
                           (A DEVELOPMENT STAGE COMPANY)
                           NOTES TO FINANCIAL STATEMENTS
                             December 31, 2003 and 2002

NOTE 1 -     SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

New Accounting Pronouncements
In January 2003, the FASB issued FIN 46, "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51". FIN 46 requires an enterprise to consolidate a variable interest entity if it is determined that the enterprise is a primary beneficiary of that entity, as that term is defined in FIN 46. Assets, liabilities, and non controlling interests of newly consolidated variable interest entities will be initially measured at fair value. After initial measurement, the consolidated variable interest entity will be accounted for under the guidance provided by Accounting Research Bulletin No. 51, "Consolidated Financial Statements." FIN 46 is effective immediately for variable interest entities created or entered into after January 31, 2003. For variable interest entities created or acquired before February 1, 2003, FIN 46 applies in the first fiscal year or interim period beginning after June 15, 2003. The adoption of FIN 46 did not have an impact on the financial statements of the Company.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 establishes standards for the classification and measurement of certain financial instruments with characteristics of both liabilities and equity. This statement is effective for financial statements issued after May 2003, except for mandatorily redeemable financial instruments of nonpublic entities which are subject to the provisions of this Statement for the first fiscal period beginning after December 15, 2003. This statement will not have an impact on the Company's financial statements.


NOTE 2 -     GOING CONCERN
The Company's financial statements are prepared using U.S. generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company does not have significant cash and has not had significant operations since its inception. Without additional financing it would be unlikely for the Company to pursue and realize its objectives. The Company plans to obtain such additional financing through the sale of its common stock, business development loans, grants, end user product purchase orders or loans from officers and stockholders. The Company anticipates obtaining external financing during the summer of 2004 and beginning operations at the end of 2004 or the beginning of 2005.

                           UINTAH MOUNTAIN COPPER COMPANY
                           (A DEVELOPMENT STAGE COMPANY)
                           NOTES TO FINANCIAL STATEMENTS
                             December 31, 2003 and 2002


NOTE 3 -     PROPERTY AND EQUIPMENT
Property and equipment as of December 31, 2003 and 2002 are detailed in the following summary:




                                                   2003              2002
                                                 --------         ---------
          Cost:
             Land                             $    41,461       $     41,461
             Furniture and fixtures                 4,460              4,460
             Vehicles                               2,900              2,900
                                                 ---------           --------
                                                   48,821             48,821
              Less accumulated depreciation        (7,360)            (7,360)
                                                 ---------           --------
           Net book value                     $    41,461       $     41,461
                                                 =========           ========

NOTE 4 -     OTHER ASSETS
     Other assets consist of the following as of December 31, 2003 and 2002:

                                                   2003              2002
                                        ----------        ----------
          Mine Development                    $   110,078       $    110,078
          Accumulated amortization                      -                  -
                                                 ---------           --------
                                              $   110,078       $    110,078
                                                 =========           ========

NOTE 5 -     BANK LINE OF CREDIT
The Company has a cash reserve line of credit with a total line available of $2,500. As of December 31, 2003 and 2002, the Company had drawn $2,097 and $2,377, against the line of credit respectively. This line of credit carries a variable interest rate (13.5% at December 31, 2003). The cash reserve line of credit will remain in effect as long as the Company maintains an active account with the bank.

                           UINTAH MOUNTAIN COPPER COMPANY
                           (A DEVELOPMENT STAGE COMPANY)
                           NOTES TO FINANCIAL STATEMENTS
                             December 31, 2003 and 2002

NOTE 6 -     INCOME TAXES
The components of income tax expense related to continuing operations are as follows:

                                                   2003           2002
                                                ---------      ---------
           State                              $      100      $      100
           Federal                                     -               -
           Deferred                                    -               -
                                                ---------      ----------
                                              $      100      $      100
                                                =========      ==========

           Differences between the
            U.S. statutory and effective
            tax rates:

           U.S. statutory rate                $  (54,300)     $  (56,700)
           State income taxes, net of
             federal tax effect                    1,400           3,300
           Change in valuation allowance          25,200          62,800
           Other                                  27,800          (9,300)
                                                ---------      ----------
           Income tax expense                 $      100      $      100
                                                =========      ==========

The net deferred income taxes in the accompanying balance sheets include the following amounts of deferred income tax assets and liabilities:

                                                   2003           2002
          Deferred Tax Assets
           Net operating loss                 $  567,400      $  560,900
           Charitable contribution
             carryforward                            800             800
           Deferred officer compensation         189,800         171,100
                                                ---------      ----------
                                                 758,000         732,800
           Valuation allowance                  (758,000)       (732,800)
                                                ---------      ----------
           Total deferred tax assets                   -               -
                                                ---------      ----------
           Deferred Tax Liabilities                    -               -
                                                ---------      ----------
           Net deferred tax assets            $        -      $        -
                                                =========      ==========

                           UINTAH MOUNTAIN COPPER COMPANY
                           (A DEVELOPMENT STAGE COMPANY)
                           NOTES TO FINANCIAL STATEMENTS
                             December 31, 2003 and 2002

NOTE 6 -     INCOME TAXES (CONTINUED)
At December 31, 2003 and 2002, the Company's deferred tax assets are fully offset by a valuation allowance. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the period in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax items, projected future taxable income, and tax planning strategies in making this assessment. Based on the projections for future taxable income over the periods that the deferred tax assets are deductible, management believes it is more likely than not that the Company will not realize the benefits of these deductible differences.

At December 31, 2003, the Company has approximately $1,478,000 of net operating loss carryforwards available to reduce future taxable income. These carryforwards will expire beginning in 2007.


NOTE 7 -     RELATED ENTITY TRANSACTIONS
In January, 1992, the Company entered into an agreement with Mid America Minerals, Inc. (Mid America) to repurchase an operating agreement Mid America held with the Company. Mid America is a related entity to the Company through common ownership. In exchange for the operating agreement, Mid America will receive a ten percent net profit interest in the mining operations of the Company. The Company agreed to assume the debt of Mid America. The debt assumed from Mid America was a deferred compensation liability owing to a shareholder of the Company in the amount of $125,000. The Company agreed to compensate the shareholder $25,000 annually for five years beginning in 1995; however, such terms have been renegotiated between the interested parties and the Company will make payments as revenues sufficient to do so are generated or as funds become available. The balances owing at December 31, 2003 and 2002 were $95,583 and $89,330, respectively including accrued interest of 7% per annum.


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