Form 10QSB
period 2004-03-31
UINTAH MOUNTAIN COPPER COMPANY
filed 2004-05-21
CIK 862651

U.S. SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                                FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended: March 31, 2004

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

APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 12,160,985 shares of its $0.10 par value common stock as of May 20, 2004.

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

Uintah Mountain Copper Company
(A Development Stage Company)
Condensed Balance Sheets as of:

                                            Unaudited          Audited
                                          March 31, 2004   December 31, 2003
                                         ---------------- -------------------
     ASSETS

CURRENT ASSETS
  Cash                                     $        158    $             209
                                           ------------    -----------------
     TOTAL CURRENT ASSETS                           158                  209

PROPERTY AND EQUIPMENT                           41,461               41,461

OTHER ASSETS
  Mine Development                              110,078              110,078
                                           ------------    -----------------
          TOTAL ASSETS                     $    151,697    $         151,748
                                           ============    =================

     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                         $     62,977    $          62,977
  Bank line of credit                             2,343                2,097
  Income taxes payable                              100                  100
  Accrued salaries                              665,050              656,300
  Accrued interest                              638,563              609,563
                                           ------------    -----------------
     TOTAL CURRENT LIABILITIES                1,369,033            1,331,037

NOTES PAYABLE - RELATED ENTITIES                411,720              408,435

STOCKHOLDERS' EQUITY(DEFICIT)
  Common stock, par value $.10
   30,000,000 shares authorized
   12,160,985 shares issued and outstanding   1,216,099            1,216,099
  Additional paid-in-capital                    264,018              264,018
  Deficit accumulated in the development
   stage                                     (3,109,173)          (3,067,841)
                                           ------------    -----------------
     TOTAL STOCKHOLDERS' EQUITY (DEFICIT)    (1,620,056)          (1,587,724)
                                           ============    =================

          TOTAL LIABILITIES AND
           STOCKHOLDERS' EQUITY            $    151,697    $         151,748

  The accompanying notes are an integral part of the financial statements.

Uintah Mountain Copper Company
(A Development Stage Company)
Unaudited Condensed Statement of Operations

                                                                                From Inception
                                            Three Months      Three Months       on January 28,
                                               Ended            Ended             1946 through
                                          March 31, 2004     March 31, 2003      March 31, 2004
                                         ----------------   ---------------    -----------------
REVENUE
   Sales                                  $           -      $           -      $             -
   Cost of Sales                                      -                  -                    -

GROSS PROFIT                                          -                  -                    -

EXPENSES
   Depreciation                                       -                  -                8,520
   General and administrative                    12,332             10,091            2,457,905
                                           ------------        ------------       --------------
TOTAL OPERATING EXPENSES                         12,332             10,091            2,466,425

OPERATING LOSS                                  (12,332)           (10,091)          (2,466,425)

OTHER INCOME (EXPENSES)
   Interest income                                    -                  -                  586
   Interest expense                             (29,000)           (25,000)            (642,134)
                                           ------------        ------------       --------------
                                                (29,000)           (25,000)            (641,548)
                                           ------------        ------------       --------------
Loss before income taxes                        (41,332)           (35,091)          (3,107,973)

Income taxes                                          -                  -                1,200
                                           ------------        ------------       --------------
NET LOSS                                  $     (41,332)     $     (35,091)     $    (3,109,173)
                                           ============        ============       ==============
Net loss per share:
   Basic/diluted                                 (0.003)            (0.003)
                                           ============        ============
Weighted average number of shares
 outstanding:
   Basic/diluted                             12,160,985         12,160,985
                                           ============        ============

  The accompanying notes are an integral part of the financial statements.

Uintah Mountain Copper Company
(A Development Stage Company)
Unaudited Condensed Statement of Cash Flows
For the three months ending March 31, 2004 and 2003

                                                                                From Inception
                                                                                on January 28,
                                                                                 1946 through
                                                          2004        2003      March 31, 2004
                                                       ----------- ----------  ----------------
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss                                                $ (41,332)  $ (35,091)   $  (3,109,173)
Adjustments to reconcile net loss to net cash
 flows used by operating activities:
  Depreciation                                                  -           -            8,520

Changes in operating assets and liabilities:
  Increase in accounts payable                                  -           -           62,977
  Increase in income taxes payable                              -           -              100
  Increase in accrued salaries                              8,750       8,750          665,050
  Increase in accrued interest                             29,000      25,000          638,563
                                                         ---------    --------     ------------
    Net cash flows used by operating activities            (3,582)     (1,341)      (1,733,963)
                                                         ---------    --------     ------------

CASH FLOWS FROM INVESTING ACTIVITIES
Payments for mine development                                   -           -         (110,078)
Purchases of property and equipment                             -           -           (8,520)
                                                         ---------    --------     ------------
     Net cash used by investing activities                      -           -         (118,598)
                                                         ---------    --------     ------------

CASH FLOWS FROM FINANCING ACTIVITIES
Common stock issued for cash                                    -           -        1,402,757
Net proceeds from notes payable - related entities          3,285       1,719          489,080
Net proceeds from (payments on) line of credit                246        (229)           2,343
Payments on long-term liability                                 -           -          (41,461)
                                                         ---------    --------     ------------
     Net cash flows from financing activities               3,531       1,490        1,852,719
                                                         ---------    --------     ------------
     NET INCREASE (DECREASE) IN CASH                          (51)        149              158

     CASH AT THE BEGINNING OF THE PERIOD                      209         283                -
                                                         ---------    --------     ------------
     CASH AT THE END OF THE PERIOD                      $     158   $     432    $         158
                                                         =========    ========     ============

  The accompanying notes are an integral part of the financial statements.

UINTAH MOUNTAIN COPPER COMPANY
(A DEVELOPMENT STAGE COMPANY)
Notes to the Unaudited Financial Statements
March 31, 2004

NOTE 1- CONDENSED FINANCIAL STATEMENTS

The accompanying interim condensed financial statements of Uintah Mountain Copper Company have been prepared in conformity with accounting principles generally accepted in the United States of America, consistent in all material respects with those applied in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2003. The interim financial information is unaudited, but reflects all normal adjustments, which are, in the opinion of management, necessary to provide a fair statement of results for the interim periods presented.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these interim condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's audited financial statements included in its registration statement on Form 10KSB for the year ended December 31, 2003. The results of operations for the periods ended March 31, 2004 and 2003 are not necessarily indicative of the results that may be expected for the year ended December 31, 2004.

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

    The Company has completed its initial exploratory drilling and laboratory testing programs on its claims and is ready, pending financing and the completion of an environmental assessment by the Forest Service, to commence the mining and milling of ore. The Company still needs financing to complete the mill and provide initial working capital to fund mining operations until revenue is produced from the mined ore. The Company estimates that it will need $1,500,000 to complete the mill and provide initial working capital. Without this additional capitalization, the Company will not be able to continue to develop the mining properties or its mill. It is likely that without the additional capitalization, the Company will not be able to engage in any activity related to its mining operations in 2004. Management has indicated it no longer has the available resources to continue to support the Company and may not provide any further capital to pay ongoing expenses.

Plan of Operation
-----------------

     The Company intends to continue to perform development work, marketing activities and claim support operations through the summer of 2004, and pending funding commence construction on a mill. The Company does not anticipate extensive mining operations in 2004 and likely will not have any revenue.

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

     The Company is hopeful that it will be able to have the mill completed by the summer of 2005, pending funding. One problem the Company had was receiving an environmental assessment from the Forest Service which is required prior to continued site development. The Decision Notice, Finding of No Significant Impact, the Environmental Assessment (EA) and the Supplement to the EA, including the Summary of Public Comments with Forest Service Responses were received in May 2004 from the Forest Service.

     The Company has sent out samples of its potential product to multiple users of high quality pigments and received positive responses from potential buyers. The buyers can not make any definitive commitments, at this time, until the Company has the funds to complete the mill and can provide a time table for the delivery of product. The Company is working with one cosmetic company to complete the development of its products which will use the Company's pigments. The Company is hopeful, pending financing of its mill operations, that it will be able to supply the cosmetic company with product by next year. At this time the Company has no commitments on funding and has been unsuccessful in locating bank or equity funding.

     The Company has completed the purchase of its property for the mill. Until further funds are available, however, no construction will begin on the mill. As stated, management of the Company has indicated that they do not have funds to continue to pay for ongoing costs including legal and accounting fees. Accordingly, unless outside capital is obtained, it is unlikely the Company will be able to continue the development of the mining operations.
The delay in receiving the EA has resulted in management to have to continue to fund the operation with their own capital which they will no longer provide. With the cost of maintaining the Company's public filing obligations with the SEC and maintaining development work on the mine, Management has used all of their available funds. If outside capital cannot be obtained, Management will be forced to look to other alternatives besides completing the mining operations. At this time, management has made no decisions on the direction the Company would take if funds cannot be received, but options being considered include shutting the Company down or possibly seeing if a merger or sale of the Company is feasible.

Liquidity and Capital Resources
-------------------------------

     As of March 31, 2004, the Company had a negative working capital deficit of $1,368,875. Current Assets were only $158. The current liabilities of the Company at March 31, 2004, were $1,369,033, which primarily consist of accrued salaries to the officers of the Company of $665,050 and interest on related parties notes and accrued salaries of $638,563. The Company's financial position has not changed significantly from prior quarters with liabilities continuing to increase as the Company has no revenue to offset against ongoing expenses.

     All of the officers and directors have agreed to allow the Company to continue to accrue their salaries until sufficient revenue is produced to pay ongoing salaries, as well as, back salaries. Additionally, the notes payable are to the same officers and directors who have agreed to delay the payment of the notes and related interest until sufficient revenue is produced to allow for such payments. Even with these understandings among the officers and directors, the Company still does not have enough funds to pay existing obligations to third parties totaling approximately $65,320.

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

     The Company continues to incur expenses to keep the mining site open, comply with environmental regulations and complete studies on the iron ore. For the three months ended March 31, 2004, the Company incurred $12,332 in general and administrative expense. The majority of the general and administrative expenses relate to salary to our officers. Interest expenses for the three months ended March 31, 2004, were $29,000. The net loss for the three months ended March 31, 2004, was $41,332.

     The Company will have to raise capital through the sale of stock or other means if it is to stay in business. The Company has been able to stay in business because of the wiliness of management to accrue their salary and loan the Company funds. However, liabilities to third parties continues to increase with no money to pay the liabilities. If the Company is not able to raise capital, the Company may not be able to continue to stay in business.

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

                                   Uintah Mountain Copper Company


Dated: May 21, 2004            By: /s/
                                      ----------------------------------
                                      Pamela Kandaris-Cha, Principal
                                      Accounting and Chief Financial Officer