Form 10QSB
period 2004-06-30
UINTAH MOUNTAIN COPPER COMPANY
filed 2004-07-29
CIK 862651

                    U.S. SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                                FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended: June 30, 2004

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

APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 12,160,985 shares of its $0.10 par value common stock as of July 20, 2004.

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

Uintah Mountain Copper Company
(A Development Stage Company)
Condensed Balance Sheets as of:
                                                    Unaudited      Audited
                                                  Jun 30, 2004   Dec 31, 2003
                                                   -----------   -----------
ASSETS
CURRENT ASSETS
Cash                                              $        373  $        209
                                                   -----------   -----------
TOTAL CURRENT ASSETS                                       373           209

PROPERTY AND EQUIPMENT                                  41,461        41,461

OTHER ASSETS
Mine Development                                       110,078       110,078
                                                   -----------   -----------
TOTAL ASSETS                                      $    151,912  $    151,748
                                                   ===========   ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable                                  $     55,527  $     62,977
Bank line of credit                                      2,116         2,097
Income taxes payable                                       100           100
Accrued salaries                                       673,800       656,300
Accrued interest                                       667,563       609,563
                                                   -----------   -----------
TOTAL CURRENT LIABILITIES                            1,399,106     1,331,037

NOTES PAYABLE - RELATED ENTITIES                       420,138       408,435

STOCKHOLDERS' EQUITY(DEFICIT)
Common stock, par value $.10
30,000,000 shares authorized
12,160,985 shares issued and outstanding             1,216,099     1,216,099
Additional paid-in-capital                             264,018       264,018
Deficit accumulated in the development stage        (3,147,449)   (3,067,841)
                                                   -----------   -----------
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                (1,667,332)   (1,587,724)
                                                   -----------   -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY        $    151,912  $    151,748
                                                   ===========   ===========







The accompanying notes are an integral part of the financial statements.

Uintah Mountain Copper Company
(A Development Stage Company)
Unaudited Condensed Statements of Operations

                                                                                                  From Inception
                                           Three Months  Three Months  Six Months    Six Months   on January 28,
                                              Ended         Ended         Ended         Ended      1946 through
                                             June 30,      June 30,      June 30,      June 30,      June 30,
                                              2004          2003          2004          2003          2004
                                           -----------   -----------   -----------   -----------   -----------
REVENUE
   Sales                                  $          -  $          -  $          -  $          -  $          -
   Cost of Sales                                     -             -             -             -             -
                                           -----------   -----------   -----------   -----------   -----------
GROSS PROFIT                                         -             -             -             -             -
                                           -----------   -----------   -----------   -----------   -----------
EXPENSES
   Depreciation                                      -             -             -             -         8,520
   General and administrative                    9,276         9,340        21,608        19,431     2,467,181
                                           -----------   -----------   -----------   -----------   -----------
TOTAL OPERATING EXPENSES                         9,276         9,340        21,608        19,431     2,475,701
                                           -----------   -----------   -----------   -----------   -----------
OPERATING LOSS                                  (9,276)       (9,340)      (21,608)      (19,431)   (2,475,701)

OTHER INCOME (EXPENSES)
   Interest income                                   -             1             -             1           586
   Interest expense                            (29,000)      (25,000)      (58,000)      (50,000)     (671,134)
                                           -----------   -----------   -----------   -----------   -----------
                                               (29,000)      (24,999)      (58,000)      (49,999)     (670,548)

Loss before income taxes                       (38,276)      (34,339)      (79,608)      (69,430)   (3,146,249)

Income taxes                                         -           100             -           100         1,200
                                           -----------   -----------   -----------   -----------   -----------
NET LOSS                                  $    (38,276) $    (34,439) $    (79,608) $    (69,530) $ (3,147,449)
                                           ===========   ===========   ===========   ===========   ===========

Net loss per share:
Basic/diluted                                      Nil           Nil           Nil           Nil
                                           ===========   ===========   ===========   ===========

Weighted average number of shares
 outstanding:
Basic/diluted                               12,160,985    12,160,985    12,160,985    12,160,985
                                           ===========   ===========   ===========   ===========





The accompanying notes are an integral part of the financial statements.

Uintah Mountain Copper Company
(A Development Stage Company)
Unaudited Condensed Statements of Cash Flows
For the six months ended June 30, 2004 and 2003

                                                                                                 From Inception
                                                                                                  on January 28,
                                                                                                  1946 through
                                                                                                    June 30,
                                                                          2004          2003          2004
                                                                       -----------   -----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                              $    (79,608) $    (69,530) $ (3,147,449)

Adjustments to reconcile net earnings to net cash
flows used by operating activities:
Depreciation                                                                     -             -         8,520
Changes in operating assets and liabilities:
Increase (decrease) in accounts payable                                     (7,450)       (7,776)       55,527
Decrease in income taxes payable                                                 -             -           100
Increase in accrued salaries                                                17,500        17,500       673,800
Increase in accrued interest                                                58,000        50,000       667,563
                                                                       -----------   -----------   -----------
Net cash flows used by operating activities                                (11,558)       (9,806)   (1,741,939)

CASH FLOWS FROM INVESTING ACTIVITIES
Payments for mine development                                                    -             -      (110,078)
Purchases of property and equipment                                              -             -        (8,520)
                                                                       -----------   -----------   -----------
Net cash used by investing activities                                            -             -      (118,598)

CASH FLOWS FROM FINANCING ACTIVITIES
Common stock issued for cash                                                     -             -     1,402,757
Net proceeds from notes payable - related entities                          11,703        10,320       497,498
Net proceeds from line of credit                                                19          (438)        2,116
Payments on long-term liability                                                  -             -       (41,461)
                                                                       -----------   -----------   -----------
Net cash flows from financing activities                                    11,722         9,882     1,860,910

NET INCREASE IN CASH                                                           164            76           373

CASH AT THE BEGINNING OF THE PERIOD                                            209           283             -
                                                                       -----------   -----------   -----------
CASH AT THE END OF THE PERIOD                                         $        373  $        359  $        373
                                                                       ===========   ===========   ===========








The accompanying notes are an integral part of the financial statements.

UINTAH MOUNTAIN COPPER COMPANY
(A DEVELOPMENT STAGE COMPANY)
Notes to the Unaudited Financial Statements
June 30, 2004

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

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

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these interim condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's audited financial statements included in its registration statement on Form 10KSB for the year ended December 31, 2003. The results of operations for the periods ended June 30, 2004 and 2003 are not necessarily indicative of the results that may be expected for the year ended December 31, 2004.

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

General
---------

     Uintah Mountain Copper Company, a Utah corporation, (the "Company") was formed on January 28, 1946. The Company has been attempting to develop mining claims, known as, the Sunshine Quartz/Hematite Claims located in the Ashley National Forest of Duchesne County, Utah. The mining claims consist of 30 unpatented load claims. Principal ore found on the 30 unpatented load claims is a high-grade hematite (iron oxide) ore. The Company has been developing these claims with the intent of marketing the unique ore in the specialty natural pigments market.

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

     As previously reported, the Company has completed its initial exploratory drilling and laboratory testing programs on its claims and was ready, pending financing and the completion of an environmental assessment by the Forest Service, to commence the mining and milling of ore. However, delays in the environmental assessment have overburdened the Company's ability to maintain itself and prevented it from obtaining the financing needed to complete the mill and provide initial working capital to fund mining operations until revenue is produced from the mined ore.

     As previously reported, management has indicated it no longer has the available resources to continue to support the Company and cannot provide any further capital to pay ongoing expenses. Principal debt holders of the Company have indicated their intention to sell their existing debt to third parties as soon as possible.

Plan of Operation
-----------------
     The Company has relied on its officers and directors to perform work and testing on the mine. When needed, the officers and directors have provided funds to offset the cost of exploratory drilling and laboratory testing. The officers and directors of the Company have indicated that they cannot continue to provide the work and funding at this time.
The Company has been unable to obtain debt or equity financing.

     One problem the Company had was receiving an environmental assessment from the Forest Service which is required prior to continued site development. The Decision Notice, Finding of No Significant Impact, the Environmental Assessment (EA) and the Supplement to the EA, including the Summary of Public Comments with Forest Service Responses were received in May 2004 from the Forest Service, however the EA is in the process of being appealed. As a result, since all further development and operations are dependent on the resolution of the EA, the Company's window of opportunity for further development has essentially been delayed for another year.

     As stated, management of the Company has indicated that they do not have funds to continue to pay for ongoing costs including legal and accounting fees. Accordingly, unless outside capital is obtained, it is unlikely the Company will be able to continue the development of the mining operations. The delay in receiving the EA has resulted in management having to continue to fund the operation with their own capital which they will no longer provide. With the cost of maintaining the Company's public filing obligations with the SEC and maintaining development work on the mine, management has used all available funds.

     Accordingly, principal debt holders have indicated their intention to seek purchasers for the debts on the best terms available. All debt purchased will most likely be on terms that will permit the conversion of the debt into shares of the Company's stock. Because of the size of the debt accrued, such conversion will most likely result in a change in control of the Company as well as substantial dilution to current shareholders. Management believes that any such purchasers are unlikely to continue seeking to develop the mining operations but most likely will consider a merger or sale of the Company.

Liquidity and Capital Resources
-------------------------------
     As of June 30, 2004, the Company had a negative working capital deficit of $1,398,733. Current Assets were only $373. The current liabilities of the Company at June 30, 2004, were $1,399,106, which primarily consist of accrued salaries to the officers of the Company of $673,800 and interest on related parties notes and accrued salaries of $667,563. The Company's financial position has not changed significantly from prior quarters with liabilities continuing to increase as the Company has no revenue to offset against ongoing expenses.

     To date, all of the officers and directors had agreed to allow the Company to continue to accrue their salaries until sufficient revenue was produced to pay ongoing salaries as well as back salaries. Additionally, the notes payable are to the same officers and directors who have agreed to delay the payment of the notes and related interest until sufficient revenue was produced to allow for such payments. Even with these understandings among the officers and directors, the Company still does not have enough funds to pay existing obligations to third parties totaling approximately $57,743 as of June 30, 2004.

     The Company's management has indicated it can no longer support the Company from their own personal funds. Principal debt holders have indicated their intention to sell such debts to third parties on the best terms obtainable. Such third parties will most likely seek to convert the acquired debt to equity in the Company which will likely result in a change of control with current shareholders suffering substantial dilution, given the Company's current financial conditions. Management has indicated that it will seek to pay off existing leases and obligations sufficient to permit the Company to develop mining operations through June 2005 but there is no assurance or likelihood that new control persons will attempt to continue operations. Most likely, the Company will be involved in a merger or business combination subsequent to any change in control.

Results of Operations
---------------------
     The Company has not generated any revenue since its inception in 1946. All activities have been focused on the obtaining of claims, developing the claims and in preparing the claims to commence mining operations. The Company's funding constraints have slowed progress on developing the mining operations and significant efforts did not commence until 1994. The Company does not anticipate at this time that it will be able to commence mining operations in the foreseeable future.

     The Company continues to incur expenses to keep the mining site open, comply with environmental regulations and complete studies on the iron ore. For the three and six months ended June 30, 2004, the Company incurred $9,276 and $21,608, respectively, in general and administrative expenses. The majority of the general and administrative expenses relate to salary to our officers. Interest expenses for the three and six months ended June 30, 2004, were $29,000 and $58,000, respectively. The net loss for the six months ended June 30, 2004, was $79,608.

     The Company has been able to stay in business because of the wiliness of management to accrue their salary and loan the Company funds. However, liabilities to third parties continue to increase with no money to pay the liabilities. If the Company is not able to raise capital or find an alternative such as a merger candidate or other business opportunity, the Company will not be able to continue to stay in business.

ITEM 3.    CONTROLS AND PROCEDURES

     a) Evaluation of Disclosure controls and procedures.
        -------------------------------------------------

     Uintah's principal executive officers, including principal accounting officers have reviewed the disclosure controls and procedures (as defined in section 240.13a-14 and 240.15d-14 in place to assure the effectiveness of such controls and procedures. This review occurred within 90 days of this filing. Based on this review, the principal executive officers and accounting officers believe Uintah's disclosure controls and procedures are effective.

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

          None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

          None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          None

ITEM 5.  OTHER INFORMATION

          None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)     Exhibits.
            ----------

31.01          31       CEO certification Pursuant to 18 USC Section 1350, as
                        adopted pursuant to Section 302 of Sarbanes-Oxley Act
                       of 2002

31.02          31       CFO certification Pursuant to 18 USC Section 1350, as
                        adopted pursuant to Section 302 of Sarbanes-Oxley Act
                       of 2002

32.01           32      CEO Certification pursuant to section 906

32.02           32      CFO Certification pursuant to Section 906


     (b)    Reports on From 8-K.
            --------------------
            None


                             SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   Uintah Mountain Copper Company


Dated: July 29, 2004            By: /s/Pamela Kandaris-Cha
                                      ----------------------------------
                                      Pamela Kandaris-Cha, Principal
                                      Accounting and Chief Financial Officer