Form 10QSB
period 2004-09-30
UINTAH MOUNTAIN COPPER COMPANY
filed 2004-11-22
CIK 862651

                    U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended: September 30, 2004

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE EXCHANGE ACT OF 1934

                   Commission File Number:  0-27019

                      Uintah Mountain Copper Company
             -----------------------------------------------
      (Exact name of small business issuer as specified in its charter)

     Utah                                                     87-0369205
-------------------------------                           --------------------
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                            Identification No.)

        378 N. Main St. Suite 124, Layton, Utah                   84041
     -------------------------------------------------------------------
     (Address of principal executive offices)                  (Zip Code)

                              (801) 497-9075
                        -------------------------------
                            (Issuer telephone number)

     Check whether the Issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ] Yes [X] No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 12,160,985 shares of its $0.10 par value common stock as of November 16, 2004.

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

Uintah Mountain Copper Company
(A Development Stage Company)
Condensed Balance Sheets as of:

                                          Unaudited                  Audited
                                     September 30, 2004      December 31, 2003
                                   ---------------------   -------------------
     ASSETS
                                 CURRENT ASSETS
Cash                                $            3,048      $            209
                                     ------------------      ----------------
          TOTAL CURRENT ASSETS                   3,048                   209

PROPERTY AND EQUIPMENT                          41,461                41,461

OTHER ASSETS
Other asset                                     10,000                     -
Mine Development                                     -               110,078
                                     ------------------      ----------------
          TOTAL ASSETS              $           54,509      $        151,748
                                     ==================      ================

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable                    $                -      $         62,977
Bank line of credit                                  -                 2,097
Income taxes payable                               100                   100
Short-term note payable                        100,000                     -
Accrued salaries                               673,800               656,300
Accrued interest                               657,590               609,563
                                     ------------------      ----------------
     TOTAL CURRENT LIABILITIES               1,431,490             1,331,037

NOTES PAYABLE - RELATED ENTITIES               321,538               408,435

STOCKHOLDERS' EQUITY(DEFICIT)
Common stock, par value $.10
30,000,000 shares authorized
12,160,985 shares issued and outstanding     1,216,099             1,216,099
Additional paid-in-capital                     264,018               264,018
Deficit accumulated in the development stage(3,178,636)           (3,067,841)
                                     ------------------      ----------------
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)        (1,698,519)           (1,587,724)
                                     ------------------      ----------------
     TOTAL LIABILITIES AND EQUITY   $           54,509      $        151,748
                                     ==================      ================
     The accompanying notes are an integral part of the financial statements.

Uintah Mountain Copper Company
(A Development Stage Company)
Unaudited Condensed Statements of Operations


                                                                                                From Inception
                               Three Months     Three Months     Nine Months     Nine Months     on January 28,
                                  Ended            Ended            Ended          Ended          1946 through
                               September 30,    September 30,   September 30,   September 30,     September 30,
                                  2004             2003            2004            2003               2004
                              ---------------  --------------  ---------------  --------------   ---------------
REVENUE
Sales                          $          -      $        -     $          -      $         -      $         -
Cost of Sales                             -               -                -                -                -
                                -----------       ---------       -----------      ----------       -----------
GROSS PROFIT                              -               -                -                -                -
                                -----------       ---------       -----------      ----------       -----------
EXPENSES
Depreciation                              -               -                -                -            8,520
Impairment of mine development
  costs                             110,078               -          110,078                -          110,078
General and administrative           29,948          12,795           51,556           32,226        2,497,129
                                -----------       ---------       -----------      ----------       -----------
TOTAL OPERATING EXPENSES            140,026          12,795          161,634           32,226        2,615,727
                                -----------       ---------       -----------      ----------       -----------
OPERATING LOSS                     (140,026)        (12,795)        (161,634)         (32,226)      (2,615,727)
                                -----------       ---------       -----------      ----------       -----------
OTHER INCOME (EXPENSES)
Interest income                           -               1                -                1              586

Forgiveness of debt and interest    132,289               -          132,289                -          132,289
Interest expense                    (23,450)        (25,000)         (81,450)         (75,000)        (694,584)

                                    108,839         (24,999)          50,839          (74,999)        (561,709)
                                -----------       ---------       -----------      ----------       -----------
Loss before income taxes            (31,187)        (37,794)        (110,795)        (107,225)      (3,177,436)

Income taxes                              -               -                -              100            1,200
                                -----------       ---------       -----------      ----------       -----------
NET LOSS                       $    (31,187)     $  (37,794)    $   (110,795)     $  (107,325)     $(3,178,636)
                                ===========       =========      ============      ==========      ============
Net loss per share:
Basic/diluted                        (0.003)         (0.003)          (0.009)          (0.009)
                                ===========       =========       ===========      ==========
Weighted average number of shares outstanding:
Basic/diluted                    12,160,985      12,160,985       12,160,985       12,160,985
                                ===========      ==========       ===========      ==========

The accompanying notes are an integral part of the financial statements.

Uintah Mountain Copper Company
(A Development Stage Company)
Unaudited Condensed Statements of Cash Flows For the nine months ending September 30, 2004 and 2003


                                                                                        From Inception
                                                                                        on January 28,
                                                                                         1946 through
                                                                                         September 30,
                                                                  2004          2003          2004
                                                              -----------  ------------  --------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                      $  (110,795)  $  (107,325)  $ (3,178,636)

Adjustments to reconcile net loss to net cash flows used by operating activities:
Depreciation                                                            -             -          8,520
Forgiveness of debt and interest                                 (132,289)            -       (132,289)
Impairment of mine development costs                              110,078             -        110,078

Changes in operating assets and liabilities:
Increase in other assets                                          (10,000)            -        (10,000)
Decrease in accounts payable                                      (62,977)       (7,976)             -
Increase in income taxes payable                                        -             -            100
Increase in accrued salaries                                       17,500        26,250        673,800
Increase in accrued interest                                       81,450        75,000        691,013
                                                               ----------   -----------    ------------
     Net cash flows used by operating activities                 (107,033)      (14,051)    (1,837,414)
                                                               ----------   -----------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES
Payments for mine development                                           -             -       (110,078)
Purchases of property and equipment                                     -             -         (8,520)
                                                               ----------   -----------    ------------
     Net cash used by investing activities                              -             -       (118,598)
                                                               ----------   -----------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES
Common stock issued for cash                                            -             -      1,402,757
Net proceeds from notes payable - related entities                 11,969        14,476        497,764
Proceeds from short-term note payable                             100,000             -        100,000
Net payments on line of credit                                     (2,097)         (532)             -
Payments on long-term liability                                         -             -        (41,461)
                                                               ----------   -----------    ------------
Net cash flows from financing activities                          109,872        13,944      1,959,060
                                                               ----------   -----------    ------------
NET INCREASE (DECREASE) IN CASH                                     2,839          (107)         3,048

CASH AT THE BEGINNING OF THE PERIOD                                   209           283              -
                                                               ----------   -----------    ------------
CASH AT THE END OF THE PERIOD                                 $     3,048   $       176   $      3,048
                                                               ==========   ===========    ============

  The accompanying notes are an integral part of the financial statements.

UINTAH MOUNTAIN COPPER COMPANY
(A DEVELOPMENT STAGE COMPANY)
Notes to the Unaudited Financial Statements
September 30, 2004


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

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these interim condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's audited financial statements included in its registration statement on Form 10KSB for the year ended December 31, 2003. The results of operations for the periods ended September 30, 2004 and 2003 are not necessarily indicative of the results that may be expected for the year ended December 31, 2004.


NOTE 2 -     GOING CONCERN

The Company's financial statements are prepared using U.S. generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company does not have significant cash and has not had significant operations since its inception. Without additional financing or the implementation of other exit strategies, it would be unlikely for the Company to continue operating.

NOTE 3 -     IMPAIRMENT OF MINE DEVELOPMENT COSTS

Due to the changes discussed in Note 4, and the Company's change of business focus due to its inability to obtain funds to continue development of mining operations the previously capitalized mine development costs have been written off as they have become permanently impaired due to the Company's election to change its business focus.

UINTAH MOUNTAIN COPPER COMPANY
(A DEVELOPMENT STAGE COMPANY)
Notes to the Unaudited Financial Statements
September 30, 2004


NOTE 4 -     ASSIGNMENT OF DEBT

During the quarter ended September 30, 2004, a majority of the officers and directors of the Company resigned. The resignations of the directors and officers and the proposed appointments of new directors was the result of the Company's change of business focus due to its inability to obtain funds to continue development of mining operations. On July 28, 2004, in exchange for $100,000 cash, the Company issued a promissory note for $100,000 due and payable in full before September 30, 2004, with interest accruing at 10% per annum. At the option of the note holder, the note holder may elect to convert the note to shares of common stock at a rate to be determined by the note holder and the board of directors but in no event to be at a conversion price greater than one half the market price of the stock on July 28, 2004. Proceeds from note were used to pay the Company's third party liabilities and to provide funds for a reclamation bond with the U.S. Forest Service. This note is currently in default.

On August 3, 2004, the Company signed settlements eliminating debts totaling an aggregate of approximately $132,289. In addition, the Company agreed to the assignment and transfer of debts held by certain officers and directors totaling an aggregate of approximately $1,604,000. The purchaser of the debts may elect to convert the total into shares of the Company's common stock. Because of the size of the debt transfer, it is likely that if the holder of the debt elects to convert the debt, such conversion will involve the issuance of enough shares to effect a change of control of the Company.

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

     The first five claims, namely the Sunshine Quartz Mine Nos. 1-5 were located in 1936 and placed in the Company's ownership when the Company was incorporated. Thirty-one additional claims, namely Hematite Nos. 1-31 were located in 1977. In 1989, all claims were reclaimed by the Company. Eight claims (Hematite 10, 11, 12, 13, 14, 25 & 26) were dropped in 1993 due to new federal filing requirements and a geologic re-evaluation of the properties. In 1995, Hematite Nos. 25 and 26 were re- filed. All claims have been legally filed with Duchesne County, State of Utah, and the Bureau of Land Management. Net profit royalties of 10% are due to Mid American Minerals, Inc., a Utah corporation.

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

     As previously reported, the Company has completed its initial exploratory drilling and laboratory testing programs on its claims and was ready, pending financing and the completion of an environmental assessment by the Forest Service, to commence the mining and milling of ore. However, delays in the environmental assessment have overburdened the Company's ability to maintain itself and prevented it from obtaining the financing needed to complete the mill and provide initial working capital to fund mining operations until revenue is produced from the mined ore. Management has indicated it no longer has the available resources to continue to support the Company and cannot provide any further capital to pay ongoing expenses. Principal debt holders of the Company, which also consist of the prior management of the Company, sold their debt in the third quarter of 2004. The debt was sold after the realization that prior management did not have the resources to exploit the mining claims and that all efforts to obtain financing to exploit the mining claims had proved unsuccessful. Accordingly, the prior management made the decision to resign and either cancel their prior debt or sell their debt. Even with the ability to sell some of their debt prior management were forced to accept losses on the amount they had loaned the Company. As current management explores alternatives for the Company, it is likely they will not continue to try and exploit the mining operations given the lack of funding to complete a mill and engage in full scale mining operations. With winter setting in on the mining site, the Company would be forced to wait until next summer, at the earliest to commence mining operations. At this time management, is pursuing other opportunities that would provide value to the Company's shareholders.

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

     One problem the Company had was receiving an environmental assessment from the Forest Service which is required prior to continued site development. The Decision Notice, Finding of No Significant Impact, the Environmental Assessment
(EA) and the Supplement to the EA, including the Summary of Public Comments with Forest Service Responses were received in May 2004 from the Forest Service, however the EA was appealed. The Forest Service notified the Company in August 2004 that the appeal was denied and the next phase of mine development had been approved, contingent upon the Company securing bonding and updating the Plan of Operations to include EA revisions. Because of the late notification, the Company's window of opportunity for further development has essentially been delayed for another year.

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

Liquidity and Capital Resources
-------------------------------
     As of September 30, 2004, the Company had a negative working capital deficit of $1,428,442. Current Assets were only $3,048. The current liabilities of the Company at September 30, 2004, were $1,431,490, which primarily consist of accrued salaries to current and former officers of the Company of $673,800 and interest on notes and accrued salaries of $657,590. Additionally, the Company is now in default on a $100,000 note which was due at the end of September 2004. The Company's financial position has not changed significantly from prior quarters with liabilities continuing to increase as the Company has no revenue to offset against ongoing expenses. However, without any revenue to offset expenses the Company has no ability to pay any obligations or engage in any further mining development. All efforts in the past to attract funding have proved unsuccessful. Accordingly, the Company is not going to have to work with its creditors to see if any other options are available to settle debt or seek other forms of creditor protection.

     As previously reported, the Company's current and former management had indicated it could no longer support the Company from their own personal funds. Accordingly, such management made arrangements with third parties to sell their debt in the Company and have either resigned or intend to resign and seek other business opportunities for themselves. The debt was purchased by parties who have indicated they do not intend to pursue the mining operations as currently structured. Such parties may seek to convert the acquired debt to equity in the Company or foreclose on the property. Either way it is likely there will be further changes of control in the Company and its management and current shareholders may suffer substantial dilution, given the Company's current financial conditions.

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

     The Company continues to incur expenses to keep the mining site open, comply with environmental regulations and complete studies on the iron ore. For the three and nine months ended September 30, 2004, the Company incurred $29,948 and $51,556, respectively, in general and administrative expenses. The majority of the general and administrative expenses relate to salary to our officers. Interest expenses for the three and nine months ended September 30, 2004, were $23,450 and $81,450, respectively. The net loss for the nine months ended September 30, 2004, was $110,795, which included $110,078 for mine impairment as the mining property was written off in the quarter and income of $132,289 from forgiveness of debt.

     The Company has been able to stay in business because of the wiliness of management to accrue their salary and loan the Company funds. However, liabilities to third parties continue to increase with no money to pay the liabilities. If the Company is not able to raise capital or find an alternative such as a merger candidate or other business opportunity, the Company will not be able to continue to stay in business. At this time present management does not believe it is feasible to continue to develop the mining property and is looking for other opportunities and may seek to sell or otherwise transfer the mining property to someone with the resources to develop it.

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


     (b) Reports on From 8-K.
            --------------------

     On September 13, 2004, the Company filed an 8-K indicating that certain members of management had resigned. Additionally, the 8-K indicated that certain debt owed to members of management had been purchased by a third party who also loaned the Company $100,000 to assist in the payment of outstanding obligations.

                             SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   Uintah Mountain Copper Company


Dated: November 17, 2004            By: Peter Kandaris /s/
                                      ----------------------------------
                                      Peter Kandaris, President, Principal
                                   Accounting