Form 10KSB
period 2004-12-31
UINTAH MOUNTAIN COPPER COMPANY
filed 2005-04-15
CIK 862651

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.

                                   FORM 10-KSB

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                           Commission File No. 0-27019

                         Uintah Mountain Copper Company
             (Exact name of Registrant as specified in its charter)

State or other jurisdiction of  incorporation or organization: Utah
IRS Employer Identification No:   87-0369205

378 North Main, #124; Layton, UT  84041
---------------------------------------
(Address and zip code of principal executive offices)

Registrant's telephone number, including area code: (801) 497-9075
                                                    --------------

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock (par value $0.001 per share)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days. [ X ] Yes [ ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ x ]

Revenue for the year ended December 31, 2004: $ 0.

State the aggregate market value of the voting stock held by nonaffiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days: The Company does not have an active trading market and it is, therefore, difficult, if not impossible, to determine the market value of the stock. Based on the bid price for the Company's Common Stock at March 22, 2005, of $5.00 per share, the market value of shares held by nonaffiliates would be $653,530.

As of March 22, 2005, the number of shares outstanding of the Registrant's Common Stock was 260,706.


                       DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the part of the form 10-KSB (e.g., part I, part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or other information statement; and (3) Any prospectus filed pursuant to rule 424(b) or c under the Securities Act of 1933: NONE

--------------------------------------------------------------------------------


                                     PART I

--------------------------------------------------------------------------------



ITEM 1. DESCRIPTION OF BUSINESS

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

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

Corporate History

         Uintah Mountain Copper Company, a Utah corporation, (the "Company") was formed on January 30, 1946. The company as in the mining business, but The Company has been developing mining claims, known as, the Sunshine Quartz/Hematite Claims located in the Ashley National Forest of Duchesne County, Utah. The mining claims, which consisted of 30 unpatented load claims had no book value and were disposed of during the fourth quarter. The Company has no further business relating to the mining industry.

Government Regulation

         Due to discontinued operations the company is no longer subject to regulations relating to mining activities. In prior years all development work was annually bonded by the Company to guarantee the completion of necessary reclamation.

Employees

         The Company has no employees at this time.

Offices

         The Company currently operates from the office of the Company's legal counsel and pays no rent or expenses.


ITEM 2. DESCRIPTION OF PROPERTIES

         The Company has purchased a two (2) acre pigment plant site from the State of Utah School and Institutional Trust Lands Administration located south of Price, Utah at its industrial park. Subsequent to year end, the Company sold any remaining real estate. The sale was due to the Company's decision to abandon the business of developing mining claims.


ITEM 3. LEGAL PROCEEDINGS

         None.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

         No matters were submitted to a vote of shareholders of the Company during the fourth quarter of the fiscal year ended December 31, 2004.


         Subsequent to the fiscal year end, shareholders holding a majority of the company's shares currently issued and outstanding consented to the an increase in the number of authorized common shares from 30,000,000 to 100,000,000; effectuated a 100 to 1 reverse split: and a change in the Company's name to be selected at a later date.
-------------------------------------------------------------------------------

                                     PART II
-------------------------------------------------------------------------------

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Company's Common Stock is quoted on the National Association of Securities Dealers Electronic Bulletin Board under the symbol "UNTH." Set forth below are the high and low bid prices for the Company's Common Stock for the last two fiscal years. Although the Company's Common Stock is quoted on the Electronic Bulletin Board it has traded sporadically with no real volume. Consequently, the information provided below may not be indicative of the Company's Common Stock price under different conditions.
         As of March 23, 2005, the Company had approximately 235 shareholders of record.

       Year                Quarter Ended            High              Low
------------------  -------------------------- --------------- -----------------
2003                March 31                               .01               .01
                    June 30                                .01               .01
                    September 30                           .01               .01
                    December 31                            .01               .01
2004                March 31                               .20               .10
                    June 30                                .10               .10
                    September 30                           .10               .10
                    December 31                            .12               .10

         The Company shares are subject to section 15(g) and rule 15g-9 of the Securities and Exchange Act, commonly referred to as the "penny stock" rule. The rule defines penny stock to be any equity security that has a market price less than $5.00 per share, subject to certain exceptions. The rule provides that any equity security is considered to be a penny stock unless that security is; registered and traded on a national securities exchange meeting specified criteria set by the SEC; authorized for quotation from the NASDAQ stock market; issued by a registered investment company; excluded from the definition on the basis of price at least $5.00 per share or the issuer's net tangible assets. The Company's shares are deemed to be penny stock, trading in the shares will be subject to additional sales practice requirements on broker-dealers who sell penny stocks to persons other than established customers and accredited investors. Accredited investors, in general, include individuals with assets in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 together with their spouse, and certain institutional investors.

         For transactions covered by these rules, broker-dealers must make a special suitability determination for the purchase of such security and must have received the purchaser's written consent to the transaction prior to the purchase. Additionally, for the transaction involving a penny stock, other rules apply. Consequently, these rules may restrict the ability of broker-dealers to trade or maintain a market in our common stock and may affect the ability of shareholders to sell their shares.

         The Company has not declared any cash dividends on its Common Stock since inception and its Board of Directors has no present intention of declaring any dividends. For the foreseeable future, the Company intends to retain all earnings, if any, for use in the development and expansion of its business.

         During December 2004, the Company issued 13,000,000 (pre-split) shares of common stock to the new officer and director of the Company for serving in those positions. These services were valued at $13,000.

         Subsequent to the fiscal year end, shareholders holding a majority of the company's shares currently issued and outstanding consented to the an increase in the number of authorized common shares from 30,000,000 to 100,000,000; effectuated a 100 to 1 reverse split: and a change in the Company's name to be selected at a later date. The Board deems it in the best interest of the Company, and in the interest of public policy, to protect small shareholders by not reversing any certificate that is currently less than 100 shares or reversing any certificate more than 100 shares to an amount below 100 shares.

         As a result of the above new issuances of common stock the Company's outstanding shares of common stock was increased from 12,160,985 (pre-split) at the beginning of 2004 to 25,160,985 (pre-split) at December 31, 2004. As a result of the 100:1 reverse split subsequent to year end, the current outstanding common shares is 260,706. There have been no issuances of preferred stock during 2004 and the outstanding is still zero.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Overview

         The following discussions should be read in conjunction with the financial statements included with this report and comparisons are presented for the years ended December 31, 2004 and 2003.

         The Company's prior activity was focused on the development and exploration of mining claims, as well as, the testing of the ore samples and refinement of the samples into potential products. This activity was time consuming particularly since the Company's was located in a region of Utah that is not accessible during the winter months. This allowed the Company only a limited operating window after the snow melts and before the first snow falls. These mining claims were assigned to an unrelated third party during the fourth quarter.

         The board of directors has decided that it needs to change its current business focus due to the inability to obtain funding to continue development of mining operations.

Plan of Operation

         The Company has minimal liquid assets and is currently in the process of looking for business opportunities to merge with or acquire. At minimum, the Company will need to raise additional capital through private funding to meet the financial needs of being a reporting company.

Liquidity and Capital Resources

         As of December 31, 2004, the Company had negative working capital of $1,738,032 compared to $1,330,828 at December 31, 2003. The Company has minimal assets and is currently in the process of looking for business opportunities to merge with or acquire. During the next twelve months, the Company will need to raise additional capital through private funding to meet the financial needs of being a reporting company and to meet the obligations of the current accounts payable.

         The current liabilities of the Company at December 31, 2004, were $1,748,729, which consist mainly of notes payable and accrued interest to an unrelated third party.

         During the third quarter, the Company signed settlements eliminating debts totaling an aggregate of approximately $159,033. In addition, the Company agreed to the assignment and transfer of debts held by certain former officers and directors totaling an aggregate of approximately $1,747,000 which include accrued interest to a note payable convertible into common shares.

Results of Operations

         The Company has not generated any revenue since its inception in 1946. All activities have been focused on the obtaining of claims, developing the claims and in preparing the claims to commence mining operations. The Board decided that it was in the best interest of the Company to discontinue actively developing mining operations.

         The Company reported a net loss of $(121,846) for the year ended December 31, 2004, compared to a loss of $(159,842) for the previous year. The decrease in net loss was attributed to the forgiveness of debt.

         The Company continued to incur expenses to keep the mining site open, comply with environmental regulations and complete studies on the iron ore. However, since the Company has changed its business focus, it anticipates very little or no overhead from future operations until a successor business can be acquired or merged.

         For the year ended December 31, 2004, the Company incurred $178,107 in general and administrative expense and had an operating loss of $178,107 compared to $51,700 in general and administrative expense and an operating loss of $51,700 during the same period in 2003.

         The Company's auditors have indicated they have a concern as to the Company's ability to continue in business. The Company does not have sufficient cash and has not had significant operations since its inception. Without additional financing or the implementation of other exit strategies, it would be unlikely for the Company to continue operating.

ITEM 7.  FINANCIAL STATEMENTS
(a)(1) The following financial statements of the Company and its subsidiaries have been filed as part of this report:

Independent Auditors' Report

Balance Sheets as of December 31, 2004 and December 31, 2003.

Statements of Operations for the years ended December 31, 2004 and December 31, 2003.

Statements of Stockholders' Equity for the period from Inception to December 31, 2004.

Statements of Cash Flows for the years ended December 31, 2004 and December 31, 2003.

Notes to Financial Statements.

(2) Schedules are omitted because of the absence of conditions under which they are required or because the required information is given in the financial statements or notes thereto.

             Report of Independent Registered Public Accounting Firm

/Lettterhead/

To the Stockholders and Directors of
Uintah Mountain Copper Company

We have audited the accompanying balance sheet of Uintah Mountain Copper Company (a Utah Corporation) (a development stage company) as of December 31, 2004, and the related statements of operations, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company has determined that it is not required to have, nor were we engaged to perform, an audit of its internal controls over financial reporting. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Uintah Mountain Copper Company for the year ended December 31, 2004, and the results of its operations and cash flows for the year then ended in conformity with generally accepted accounting principles in the United States.

The accompanying financial statements have been prepared assuming that Uintah Mountain Copper Company will continue as a going concern. As discussed in Note 2 to the financial statements, Uintah Mountain Copper Company has suffered recurring losses from operations and has a net capital deficiency that raises substantial doubt about the company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Chisholm, Bierwolf & Nilson, LLC
Bountiful, Utah
April 13, 2005

                         Uintah Mountain Copper Company
                          (A Development Stage Company)
                                 Balance Sheets

                                                                            December 31,            December 31,
                                                                                2004                    2003
                                                                        ---------------------  -----------------------
                                     Assets
Current Assets
Cash                                                                    $                 697  $                   209
                                                                        ---------------------  -----------------------
         Total Current Assets                                                             697                      209

Property                                                                               41,461                   41,461
--------                                                                ---------------------  -----------------------

Other Assets
Deposits                                                                               10,000             -
Mine Development                                                                  -                            110,078
                                                                        ---------------------  -----------------------
          Total Other Assets                                                           10,000                  110,078
                                                                        ---------------------  -----------------------
          Total Assets                                                  $              52,158  $               151,748
                                                                        =====================  =======================

                      Liabilities and Stockholders' Equity
Current Liabilities
Accounts Payable                                                        $               1,222  $                62,977
Bank Line of Credit                                                               -                              2,097
Notes Payable - Related Entities                                                  -                            408,435
Accrued Expenses                                                                      678,812                1,265,963
Notes Payable                                                                       1,068,594                        -
                                                                        ---------------------  -----------------------
          Total Current Liabilities                                                 1,748,728                1,739,472

Stockholders' Equity (Deficit)
Common Stock; 100,000,000 Shares Authorized; at $.001 Par Value; 260,706
(post-split) and 121,610 (post-split) Shares
Issued and Outstanding at December 31, 2004 and 2003                                      261                      122
Capital in Excess of Par Value                                                      1,492,856                1,479,995
Accumulated Deficit                                                               (3,189,687)              (3,067,841)
                                                                        ---------------------  -----------------------
          Total Stockholders' Equity (Deficit)                                    (1,696,570)              (1,587,724)
                                                                        ---------------------  -----------------------
          Total Liabilities & Stockholders' Equity                      $              52,158  $               151,748
                                                                        =====================  =======================

   The accompanying notes are an integral part of these financial statements.

                         Uintah Mountain Copper Company
                          (A Development Stage Company)
                            Statements of Operations
                               For the Years Ended


                                                                                                          From
                                                                                                      Inception on
                                                                                                       January 28,
                                                                                                      1946 through
                                                       December 31,            December 31,           December 31,
                                                           2004                    2003                   2004
                                                  ----------------------  ----------------------    -------------------
Revenue                                           $          -            $          -              $                 -
-------                                           ----------------------  ----------------------    -------------------
Expenses
--------
General & Administrative                                          68,028                  51,700              2,513,601
Depreciation                                                 -                       -                            8,520
Impairment of Mining Assets                                      110,079             -                          110,079
                                                  ----------------------  ---------------------- ----------------------
          Total Expenses                                         178,107                  51,700              2,632,200
Net Income (Loss) from  Operations                             (178,107)                (51,700)            (2,632,200)
Other Income (Expenses)
Forgiveness of Debt                                              159,033             -                          159,033
Interest Income                                              -                                 1                    586
Interest Expense                                               (102,672)               (108,043)              (715,806)
                                                  ----------------------  ---------------------- ----------------------
          Total Other Income (Expenses)                           56,361               (108,042)              (556,187)
                                                  ----------------------  ---------------------- ----------------------
          Income (Loss) - Before Taxes                         (121,746)               (159,742)            (3,188,387)
                                                  ----------------------  ---------------------- ----------------------
          Taxes                                                      100                     100                  1,300
                                                  ----------------------  ---------------------- ----------------------
          Net Income (Loss)                       $            (121,846)  $            (159,842) $          (3,189,687)
                                                  ======================  ====================== ======================
Net (Loss) Per Common Share                       $                (.92)  $               (1.31)
                                                  ======================  ======================
Weighted Average Outstanding Shares
                                                                132,443                  121,610
                                                  ======================  ======================





   The accompanying notes are an integral part of these financial statements.

                         Uintah Mountain Copper Company
                          (A Development Stage Company)
                       Statements of Stockholders' Equity
                 From January 28, 1946 through December 31, 2004

                                                                                                          Accumulated
                                                         Common Stock                                       Deficit
                                                                                      Capital In          During the
                                                                                       Excess of          Development
                                                    Shares            Amount           Par Value             Stage
                                              ----------------  ----------------  -------------------  -----------------
Balance, January 28, 1946                             -         $       -         $        -           $       -
Shares issued for cash, services and
debt at $11.68 per share                               119,463               119            1,395,138          -
Shares issued for cash at
approximately $50.00 per share                           1,120                 1               55,999          -
Shares issued for debt at $50.00 per                       277                 1        13,859                 -
share
Shares issued for cash at
approximately $20.00 per share                             750                 1               14,999          -
Net Loss for period from inception on
January 28, 1946 through December                     -                 -                  -                 (2,592,442)
                                              ----------------  ----------------  -------------------  -----------------
31, 1999
Balance, December 31, 2000                             121,610               122            1,479,995        (2,592,442)
Net Loss for the Year Ended
December 31, 2001                                     -                 -                  -                   (148,816)
                                              ----------------  ----------------  -------------------  -----------------
Balance, December 31, 2001                             121,610               122            1,479,995        (2,741,258)
Net Loss Year Ended December 31,                      -                 -                  -                   (166,741)
                                              ----------------  ----------------  -------------------  -----------------
2002
Balance, December 31, 2002                             121,610               122            1,479,995        (2,907,999)
Net Loss Year Ended December 31,                      -                 -                  -                   (159,842)
                                              ----------------  ----------------  -------------------  -----------------
2003
Balance, December 31, 2003                             121,610               122            1,479,995        (3,067,841)
Shares issued for services @ $.001                     130,000               130               12,870          -
Fractional shares issued due to
rounding of 100:1 reverse stock split                    9,096                 9                  (9)          -
Net Loss Year Ended December 31,                      -                 -                  -                   (121,846)
                                              ----------------  ----------------  -------------------  -----------------
2004
Balance, December 31, 2004                             260,706  $            261  $       (1,492,856)  $     (3,189,687)
                                              ================  ================  ===================  =================


   The accompanying notes are an integral part of these financial statements.

                         Uintah Mountain Copper Company
                          (A Development Stage Company)
                             Statements of Cash Flow

                                                                                                            For the Period
                                                                          For the Years Ended              January 28, 1946
                                                                              December 31,                  (Inception) to
                                                                                                             December 31,
                                                                        2004               2003                  2004
                                                                  -----------------  -----------------  -----------------------
Cash Flows from Operating Activities
Net (Loss)                                                        $       (121,846)  $       (159,842)  $           (3,189,687)
Adjustments to Reconcile Net Income to Net Cash
Provided by Operating Activities:
  Depreciation & Amortization                                             -                  -                            8,520
 Impairment of Mine Development Costs                                       110,078          -                          110,078
  Stock for Services Expenses                                                13,000          -                           13,000
Changes in Assets & Liabilities:
  Increase in Other Assets                                                 (10,000)          -                         (10,000)
  Increase (Decrease) in Accounts Payable                                  (63,853)              1,640                  (1,222)
  Increase in income taxes payable                                        -                  -                              100
  Increase (Decrease)  in accrued salaries                                (656,300)             35,000             -
  Increase (Decrease) in Interest Payable                                    69,250            108,043                  679,159
                                                                  -----------------  -----------------  -----------------------
Net Cash Provided (Used) by Operating Activities                          (659,671)           (15,159)              (2,390,052)
                                                                  -----------------  -----------------  -----------------------
Cash Flows from Investing Activities:
  Payments made for mine development                                      -                  -                        (110,078)
  Purchase of property and equipment                                      -                  -                          (8,520)
                                                                  -----------------  -----------------  -----------------------
Net Cash Provided (Used) by Investing Activities                          -                  -                        (118,598)
                                                                  -----------------  -----------------  -----------------------
Cash Flows from Financing Activities
    Common stock issued for cash                                          -                  -                        1,402,757
    Payments on long-term liabilities                                     -                  -                         (41,461)
     Proceeds from Notes Payable                                            660,159             15,365                1,145,954
    Net proceeds from (payments on) line of credit                        -                      (280)                    2,097
                                                                  -----------------  -----------------  -----------------------
  Net Cash Provided (Used) by  Financial Activities                         660,159             15,085                2,509,347
                                                                  -----------------  -----------------  -----------------------
          Increase (Decrease) in Cash                                           488               (74)                      697
          Cash, Beginning of Period                                             209                283             -
                                                                  -----------------  -----------------  -----------------------
          Cash, End of Period                                     $             697  $             209  $                   697
                                                                  =================  =================  =======================

Supplemental Disclosure
Acquisition of property and equipment by assuming
debt                                                              $       -          $       -          $                41,461
    Issuances of common stock for debt                                    -                  -                           77,360
     Interest                                                             -                  -                            3,149
     Income Taxes (Including Interest & Penalties)                              100                100                    1,300
Non Cash Disclosure
   Stock Issued for Services                                                 13,000          -                     -



   The accompanying notes are an integral part of these financial statements.

                         UINTAH MOUNTAIN COPPER COMPANY
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                           December 31, 2004 and 2003

NOTE 1 -     SIGNIFICANT ACCOUNTING POLICIES

Organization and Operating History

The Company was incorporated in the State of Utah on January 28, 1946. The Company was organized to conduct mining operations in the State of Utah and elsewhere. The initial capital of the Company consisted of $35,000 in cash from incorporators for 350,000 shares of $.10 par value common stock. The Company initially authorized 1,000,000 shares of $.10 par value common stock. During 1989 the Company amended its articles of incorporation to have 30,000,000 authorized shares of common stock. Subsequent to the fiscal year, the Company amended the articles to increase the authorized to 100,000,000 shares of common stock, change the par value to $.001, and effect a reverse split on a 100:1 basis. The financial statements reflect the reverse split on a retroactively applied basis.

Due to the inability to obtain funding to continue development of mining operations, the capitalized mine development costs were written off as they have become permanently impaired due to the Company's election to change business focus. All mining claims were assigned during the fourth quarter.

During 2000, the Company purchased land on which the natural pigment production facility was to be built subject to the Company obtaining external financing and the issuance of the U.S. Forest Service environmental field studies report. However, during the fourth quarter, due to lack of capital the Company has changed its business focus from the mining operations.

Cash and Cash Equivalents
Cash equivalents are generally comprised of certain highly liquid investments with original maturities of less than three months.

Property and Equipment
Property and equipment are recorded at cost. Depreciation expense is computed on the straight-line method in amounts sufficient to write off the cost of depreciable assets over their estimated useful lives.

Normal maintenance and repair items are charged to costs and expensed as incurred. The cost and accumulated depreciation of property and equipment sold or otherwise retired are removed from the accounts and gain or loss on disposition is reflected in net income in the period of disposition.

Mine Development
Exploration and pre-production mine development expenses were charged to operations in the period in which they are incurred.

Income Taxes
The Company accounts for income taxes using an asset and liability approach to financial accounting and reporting for income taxes. The difference between the financial statement and tax bases of assets and liabilities is determined

                         UINTAH MOUNTAIN COPPER COMPANY
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                           December 31, 2004 and 2003

NOTE 1 -     SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Concentrations of Credit Risk
At December 31, 2004, the Company has no significant concentrations of credit risk related to cash or receivables.

Reclassifications
Certain amounts in 2002 and 2001 have been reclassified to conform with the 2003 financial statement presentation.

New Accounting Pronouncements
In November 2004, the FASB issued SFAS No. 151, Inventory Costs--an amendment of ARB No. 43, Chapter 4 This Statement amends the guidance in ARB No. 43, Chapter 4 Inventory Pricing. SFAS No. 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). SFAS No. 149 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of SFAS No. 151 will not have an impact on the Company's consolidated financial statements.

                         UINTAH MOUNTAIN COPPER COMPANY
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                           December 31, 2004 and 2003

NOTE 1 -     SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

In December 2004, the FASB issued SFAS No. 152, Amendment of FASB Statement No. 66, Accounting for Sales of Real Estate, which references the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position. This Statement also amends FASB Statement No. 67, Accounting for Costs and Initial Rental Operations of Real Estate Projects, to state that the guidance for incidental operations and costs incurred to sell real estate projects does not apply to real estate time-sharing transactions. SFAS No. 152 is effective for financial statements for fiscal years beginning after June 15, 2005. The adoption of SFAS No. 152 will not have an impact on the Company's consolidated financial statements.

In December 2004, the FASB issued SFAS No. 153, Amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions, which is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. SFAS No. 153 is effective for nonmonetary exchanges occurring in fiscal periods beginning after June 15, 2005. This adoption of SFAS No. 153 did not have any impact on the Company's financial statements.

In December 2004, the FASB issued SFAS No. 123 (Revised), Accounting for Stock-Based Compensation, which establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. This adoption of SFAS No. 123 (revised) did not have any impact on the Company's financial statements.

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

NOTE 2 -     GOING CONCERN
The Company's financial statements are prepared using U.S. generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company does not have significant cash and has not had significant operations since its inception. Without additional financing it would be unlikely for the Company to pursue and realize its objectives. The Company plans to obtain such additional financing through the sale of its common stock, business development loans, grants, end user product purchase orders or loans from officers and stockholders. The Company anticipates obtaining external financing at the beginning of 2005.

                         UINTAH MOUNTAIN COPPER COMPANY
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                           December 31, 2004 and 2003

NOTE 3 -     PROPERTY AND EQUIPMENT
Property and equipment as of December 31, 2004 and 2003 are detailed in the following summary:

Cost:                                            2004              2003
-----                                      ---------------- ------------------
   Land                                    $         41,461 $           41,461
   Furniture and Fixtures                         -                      4,460
   Vehicles                                        -                     2,900
                                           ---------------- ------------------
Less accumulated depreciation                      -                   (7,360)
                                           ---------------- ------------------
Net Book Value                             $         41,461 $           41,461
                                           ================ ==================

During the year, the Company resolved to change its business focus and discontinue the mining operations. Therefore, the furniture, fixtures and vehicles have been disposed of as the Company searches for new business opportunities.

NOTE 4 -     OTHER ASSETS
         During the year, the Company resolved to changes its business focus and discontinued the mining operations. Therefore, the mine development costs have been impaired entirely. Other assets consist of the following as of December 31, 2004 and 2003:

                                                 2004              2003
                                           ---------------- -------------------
Mine Development                           $       -        $           110,078
Accumulated Amortization                           -                 -
                                           ---------------- -------------------
                                           $       -        $           110,078
                                           ================ ===================

NOTE 5 -     BANK LINE OF CREDIT
The Company had a cash reserve line of credit with a total line available of $2,500. As of December 31, 2004 and 2003, the Company had drawn $0 and $2,097, against the line of credit respectively. This line of credit carries a variable interest rate. During the fourth quarter of 2004, the bank account was closed and the credit line was cancelled. During the fiscal year, the $2,097 balance from 2003 was repaid.

                         UINTAH MOUNTAIN COPPER COMPANY
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                           December 31, 2004 and 2003

NOTE 6 -     INCOME TAXES
The components of income tax expense related to continuing operations are as follows:


                                                 2004               2003
                                           -----------------  -----------------
State                                      $             100  $             100
Federal                                            -                  -
Deferred                                           -                  -
                                           -----------------  -----------------
     Total                                 $             100  $             100
                                           =================  =================


     Differences between the U.S. statutory and effective  tax rates:

U.S. Statutory Rate                                              $          (41,400) $       (54,300)
State income taxes, net of federal tax effect                             -                     1,400
Change in valuation allowance                                                 41,500           25,200
Other                                                                     -                    27,800
                                                                 ------------------- ----------------
     Income Tax Expense                                          $               100 $            100
                                                                 =================== ================

The net deferred income taxes in the accompanying balance sheets include the following amounts of deferred income tax assets and liabilities:

                                                         2004                2003
                                                  ------------------- -------------------
Deferred Tax Assets:
Net operating loss                                $           608,800 $           567,400
Charitable contribution carryforward                              700                 800
Deferred officer compensation                                 189,800             189,800
                                                  ------------------- -------------------
                                                              799,300             758,000
Valuation allowance                                         (799,300)           (758,000)
                                                  ------------------- -------------------
Total deferred tax assets                                  -                   -
                                                  ------------------- -------------------
Deferred Tax Liabilities                                   -                   -
                                                  ------------------- -------------------
Net deferred tax assets                           $        -          $        -
                                                  =================== ===================

                         UINTAH MOUNTAIN COPPER COMPANY
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                           December 31, 2004 and 2003

NOTE 6 -     INCOME TAXES (CONTINUED)
At December 31, 2004 and 2003, the Company's deferred tax assets are fully offset by a valuation allowance. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the period in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax items, projected future taxable income, and tax planning strategies in making this assessment. Based on the projections for future taxable income over the periods that the deferred tax assets are deductible, management believes it is more likely than not that the Company will not realize the benefits of these deductible differences.

At December 31, 2004, the Company has approximately $1,600,000 of net operating loss carryforwards available to reduce future taxable income. These carryforwards will expire beginning in 2007.

NOTE 7 -     NOTES PAYABLE
Certain officers and shareholders of the Company have provided the Company with funding to continue the exploration of its mining claims. All of these notes totaling an aggregate of approximately $1,603,734 have been assigned to an unrelated third party in a note payable convertible into common shares with interest accruing at 7%. On August 3, 2004, the Company signed settlements eliminating debts totaling an aggregate of approximately $159,033. Accordingly, this amount has been changed to other income.

NOTE 8 - COMMON STOCK ISSUANCE

During December 2004, the Company issued 13,000,000 (pre-split) shares of common stock to the new officer and director of the Company for serving in those positions. These services were valued at $13,000.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         On March 22, 2005, the Board of Directors approved the termination of Wisan, Smith, Racker & Prescott, LLP and subsequently engaged Chisholm, Bierwolf, Nilson, LLC to conduct an audit of its financial statements as of and for the year ended December 31, 2004. During the two most recent fiscal years December 31, 2003 and 2002, and through December 31, 2004, the Company has not consulted with Chisholm, Bierwolf, Nilson regarding (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company's financial statements, and no written report or oral advice was provided to the Company by concluding there was an important factor to be considered by the Company in reaching a decision as to an accounting, auditing or financial reporting issue; or (ii) any matter was either the subject of a disagreement, as that term is defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions thereto, or a reportable event, as that term is defined in Item 304(a)(1)(v) of Regulation S-K.

ITEM 8 A.  CONTROLS AND PROCEDURES

         (a) Evaluation of disclosure controls and procedures. The Company's principal executive officer and its principal financial officer, based on their evaluation of the Company's disclosure controls over financial reporting and procedures (as defined in Exchange Act Rules 13a-14 (c)) as of a date within 90 days prior to the filing of this Annual Report on Form 10-KSB, have concluded that the Company's disclosure controls over financial reporting and procedures are adequate and effective for the purposes set forth in the definition in Exchange Act rules.

         (b) Changes in internal controls over financial reporting. There were no significant changes in the Company's internal controls over financial reporting or in other factors that could significantly affect the Company's internal controls subsequent to the date of their evaluation.


-------------------------------------------------------------------------------


                                    PART III

-------------------------------------------------------------------------------


ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The following information is furnished with respect to the Company's Board of Directors and executive officers. There are no family relationship between or among any of the Company's directors or executive officers.

Directors and Executive Officers

Biographical Information

         Set forth below is certain biographical information with respect to each of the Company's officers and directors.

                   Age         Director
     Name        (2004)          Since               Position with the Company
---------------- ------ ----------------------  ------------------------------
James Anderson     54            2004               President, CEO and Director

         Mr. Anderson owns James Corporation which has two subsidiaries, a golf company and a computer company. Prior to that, he was the owner and operator of a restaurant and gaming club and owned a retail computer store all located in Salt Lake City, Utah. Mr. Anderson also has over 22 years experience in the computer industry. He has owned and operated his various business interests for the last 24 years. He spent 6 years in the U.S. Army.

Section 16(a) Beneficial Ownership Reporting Compliance

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

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

         No filings were required during the year ended December 31, 2004.

ITEM 10.  EXECUTIVE COMPENSATION
         Peter Kandaris had been receiving a salary of $15,000 per year accrued until August 2004 at which time the accrued salary and interest in the amount of $280,546 was assigned to a third unrelated party.

         The Company owed Pam Kandaris Cha $406,561 in accrued salary and interest which was assigned to a third party in August 2004.

Cash Compensation

         No cash compensation was paid during 2004.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth the number of shares of the Company's Common Stock, par value $0.001, held by each person who is believed to be the beneficial owner of 5% or more of the 260,706 (post-reverse-split) shares of the Company's common stock outstanding at March 22, 2005, based on the Company's transfer agent's list, representations and affidavits from shareholders and beneficial shareholder lists provided by the Depository Trust and securities broker dealers, and the names and number of shares held by each of the Company's officers and directors and by all officers and directors as a group.

Name and Address Of Beneficial Owner    Beneficial Ownership   Percent of Class
------------------------------------    --------------------   ----------------
James Anderson                             130,000 (post)            50.%
378 North Main, #124
Layton, UT 84041
Officers and Directors as a Group (one)    130,000 (post)             50%

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         During the reported year the Company did not enter into any other transactions with management which are to be reported under this Item.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits. The following exhibits follow the signature page of this report.

         31. Written Statement of Chief Executive Officer and Chief Financial Officer with respect to compliance with Section 302 of the Sarbanes-Oxley Act of 2002.

         32. Written Statement of Chief Executive Officer and Chief Financial Officer with respect to compliance with Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and pursuant to 18 U.S.C. ss.1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002

(b) Reports filed on 8-K. The following reports were filed on a Form 8-K filed during the current fiscal year.

         Item 5.02 Departure of Directors or Principal Officers filed September 13, 2004 Item 8.01 Other Events filed September 13, 2004

(c) Reports filed on 8-K. The following reports were filed on a Form 8-K subsequent to the fiscal year.

         Item 4.01, Change in Registrant's Certifying Accountant Dated March 22, 2005.

ITEM 14.  PRINCIPLE ACCOUNTANT FEES AND SERVICES.

Audit Fees

         The aggregate fees billed for professional services rendered by the Company's principal accountant for the audit of the annual financial statements included in the quarterly reports and other fees that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the fiscal years ended December 31, 2004 and 2003 were $7,000 and $4,850 respectfully.
Audit-Related Fees

         The aggregate fees billed for assurance and related services by the Company's principal accountant that are reasonably related to the performance of the audit or review of the financial statements, other than those previously reported in this Item 14, for the fiscal years ended December 31, 2004 and 2003 were $0 and $0, respectfully.

Tax Fees

         The aggregate fees billed for assurance and related services by the principal accountant for tax compliance, tax advice and tax planning for the fiscal years ended December 31, 2004 and 2003 were $0 and $800, respectfully.

All Other Fees

         The Company's Board of Directors functions as its audit committee. All of the services described above in this Item 14 were approved in advance by the Board of Directors.

                                   SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                         Unintah Mountain Copper Company

                         By:/s/   James Anderson
                          James Anderson

Dated: April 15, 2005
      ----------------

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons of behalf of the Registrant and in the capacities and on the dates indicated.


SIGNATURE                TITLE                          DATE

/s/ James Anderson       President and Director
                         (Principal Executive and
                         Financial Officer)             April 15, 2005

SECTION 302 CERTIFICATION I, James Anderson, certify that:

         1. I have reviewed this annual report on Form 10-KSB of Uintah Mountain Copper Company;

         2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report.

         3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

         4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

                  a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared.

                  b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

                  c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  April 15, 2005 /s/James Anderson
                        James Anderson
                        Chief Executive Officer and Principal Accounting Officer

EXHIBIT 32.1

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT BY
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


         In connection with the Annual Report of Uintah Mountain Copper Company, on Form 10-KSB for the period ending December 31, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned, James Anderson, Chief Executive Officer and Principal Accounting Officer of the Company, certify, pursuant to 18 U.S.C. ss.1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

         (1) The Report fully complies with the requirements of section 13 (a) or 15 (d) of the Securities Exchange Act of 1934; and

         (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.





Date: April 15, 2005    /s/James Anderson
                        ------------------------------------------------------
                       James Anderson
                       Chief Executive Officer and Principal Accounting Officer