Form 10QSB
period 2005-03-31
UINTAH MOUNTAIN COPPER COMPANY
filed 2005-05-16
CIK 862651

SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                   FORM 10-QSB

                   Quarterly Report Under Section 13 or 15 (d)
                     Of the Securities Exchange Act of 1934


                        For Quarter Ended: March 31, 2005

                         Commission File Number: 0-27019


                         UINTAH MOUNTAIN COPPER COMPANY
             (Exact name of registrant as specified in its charter)

              NEVADA                                            87-0369205
 (State or other jurisdiction of                              (IRS Employer
  incorporation or organization)                         Identification No.)

                    378 North Main, #124; Layton, Utah 84041
                   ------------------------------------------
                    (Address of principal executive offices)

Registrant's telephone number including area code:    (801) 497.9075
                                                      --------------



                                   Former Address, if changed since last report

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports)
                                                     Yes X No
                                                        ---  -

and (2) has been subject to such filing requirements for the past 90 days.

                                                     Yes X No
                                                        ---  -

                                     260,706
                             -----------------------
              (Number of shares of common stock the registrant had
                        outstanding as of April 23, 2005)
                                          --------------

                                     PART 1

ITEM 1 - FINANCIAL STATEMENTS

         The condensed financial statements included herein have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission.

         In the opinion of the Company, all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position of the Company as of March 31, 2005 and the results of its operations and changes in its financial position from December 31, 2004 through March 31, 2005 have been made. The results of its operations for such interim period is not necessarily indicative of the results to be expected for the entire year.

                         Uintah Mountain Copper Company
                          (A Development Stage Company)
                            Condensed Balance Sheets


                                                                                 March 31,       December 31,
                                                                                   2005                  2004
                                                                           --------------------  ---------------------
                                                                                (Unaudited)
                                                        ASSETS
CURRENT ASSETS
     Cash                                                                  $                707  $                 697
                                                                           --------------------  ---------------------
TOTAL CURRENT ASSETS                                                                        707                    697
PROPERTY AND EQUIPMENT, Net                                                          -                          41,461
                                                                           --------------------  ---------------------
OTHER ASSETS                                                                         -                          10,000
                                                                           --------------------  ---------------------
 TOTAL ASSETS                                                              $                707  $              52,158
                                                                           ====================  =====================
                                         LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
       Accounts Payable                                                                   5,256                  1,222
       Income Taxes Payable                                                                 100                    100
       Notes Payable                                                                  1,068,594              1,068,594
       Accrued Interest Payable                                                         697,996                678,812
                                                                           --------------------  ---------------------
TOTAL CURRENT LIABILITIES                                                             1,771,946              1,748,728
STOCKHOLDERS' EQUITY(DEFICIT)
     Common stock, par value $.001, 100,000,000 shares
     authorized 260,706 shares issued and outstanding.                                      261                    261
     Additional paid-in-capital                                                       1,492,855              1,492,856
     Deficit accumulated in the development stage                                   (3,264,355)            (3,189,687)
                                                                           --------------------  ---------------------
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                                (1,771,239)            (1,696,571)
                                                                           --------------------  ---------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                 $                707  $              52,158
                                                                           --------------------  =====================


              The accompanying notes are an integral part of these
                             financial statements.
                                        3

                         Uintah Mountain Copper Company
                          (A Development Stage Company)
                       Condensed Statements of Operations
                                   (Unaudited)


                                                                                                     For the Period
                                                                                                     from Inception
                                                            For the Three Months Ended                January 28,
                                                                     March 31,                        1946 through
                                                          2005                      2004             March 31, 2005
                                                  ----------------------  ---------------------- ----------------------

REVENUE                                           $          -            $          -           $          -
                                                  ----------------------  ---------------------- ----------------------
EXPENSES
    Depreciation                                             -                       -                            8,520
    Impairment of mine development
    costs                                                    -                       -                          110,078
   General and administrative                                      4,034                  12,332              2,517,635
                                                  ----------------------  ---------------------- ----------------------
TOTAL OPERATING EXPENSES                                           4,034                  12,332              2,636,234
                                                  ----------------------  ---------------------- ----------------------
OPERATING LOSS                                                   (4,034)                (12,332)            (2,636,234)
OTHER INCOME (EXPENSES)
    Interest Income                                          -                       -                              586
    Forgiveness of debt and interest                         -                       -                          159,033
   Gain (Loss) on disposal of assets                            (51,451)             -                         (51,451)
    Interest expense                                            (19,183)                (29,000)              (734,989)
                                                  ----------------------  ---------------------- ----------------------
  Total Other Income (Expenses)                                 (70,634)                (29,000)              (626,821)
                                                  ----------------------  ---------------------- ----------------------
Loss before income taxes                                        (74,668)                (41,332)            (3,263,055)
Income Taxes                                                 -                       -                            1,300
                                                  ----------------------  ---------------------- ----------------------
NET LOSS                                          $             (74,668)  $             (41,332) $          (3,264,355)
                                                  ======================  ---------------------- ======================
Net loss per share: Basic/diluted                 $                (.29)  $               (.003)
                                                  ======================  ----------------------
Weighted average number of shares
outstanding: Basic/diluted                                       260,706              12,160,985
                                                  ======================  ======================


              The accompanying notes are an integral part of these
                             financial statements.
                                        4

                         Uintah Mountain Copper Company
                          (A Development Stage Company)
                  Unaudited Condensed Statements of Cash Flows



                                                                                                              For the Period
                                                                        For the Three Months Ended            from Inception
                                                                                March 31,                    January 28, 1946
                                                                                                                 through
                                                                         2005                2004             March 31, 2005
                                                                  -------------------  -----------------  ----------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                          $          (74,668)  $        (41,332)  $          (3,264,355)
Adjustments to reconcile net loss to net cash flows used
by operating activities:
   Depreciation                                                            -                   -                           8,520
   Forgiveness of debt and interest                                        -                   -                       (159,033)
   Impairment of mine development costs                                    -                   -                         110,078
   Stock for services                                                      -                   -                          13,000
Changes in operating assets and liabilities:
     Decrease in other assets                                                  10,000          -                     -
     Increase (decrease) in accounts payable                                    4,033          -                           2,821
     Increase in income taxes payable                                      -                   -                             100
     Increase (decrease) in accrued salaries                               -                       8,750             -
     Increase (decrease) in accrued interest                                   19,184             29,000                 698,343
                                                                  -------------------  -----------------  ----------------------
Net cash flows used by operating activities                                  (41,441)            (3,582)             (2,431,503)
                                                                  -------------------  -----------------  ----------------------
CASH FLOWS FROM INVESTING ACTIVITIES
     Payments for mine development                                         -                   -                       (110,078)
     Purchases of property and equipment                                   -                   -                         (8,520)
                                                                  -------------------  -----------------  ----------------------
Net cash used by investing activities                                      -                   -                       (118,598)
                                                                  -------------------  -----------------  ----------------------



              The accompanying notes are an integral part of these
                             financial statements.
                                        5

                         Uintah Mountain Copper Company
                          (A Development Stage Company)
                  Unaudited Condensed Statements of Cash Flows
                      For the three months ending March 31



                                                                        For the Three Months Ended            For the Period
                                                                                 March 31,                    from Inception
                                                                                                             January 28, 1946
                                                                                                                  through
                                                                         2005                2004             March 31, 2005
                                                                  -------------------  -----------------  ----------------------
CASH FLOWS FROM FINANCING ACTIVITIES
     Common stock issued for cash                                 $        -           $       -          $            1,402,757
     Net proceeds from notes payable                                       -                       3,285               1,145,954
     Net proceeds from (payments on) line of credit                        -                         246                   2,097
     Payments on long-term liability                                           41,461          -                     -
                                                                  -------------------  -----------------  ----------------------
Net cash flows from financing activities                                   -                       3,531               2,550,808
                                                                  -------------------  -----------------  ----------------------
NET INCREASE (DECREASE) IN CASH                                                    10               (51)                     707
CASH AT THE BEGINNING OF THE PERIOD                                               697                209             -
                                                                  -------------------  -----------------  ----------------------
CASH AT THE END OF THE PERIOD                                     $               707  $             158  $                  707
                                                                  ===================  =================  ======================






              The accompanying notes are an integral part of these
                             financial statements.
                                        6

                         UINTAH MOUNTAIN COPPER COMPANY
                          (A DEVELOPMENT STAGE COMPANY)
                   Notes to the Unaudited Financial Statements
                                 March 31, 2005


NOTE 1- CONDENSED FINANCIAL STATEMENTS

The accompanying interim condensed financial statements of Uintah Mountain Copper Company have been prepared in conformity with accounting principles generally accepted in the United States of America, consistent in all material respects with those applied in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2004. The interim financial information is unaudited, but reflects all normal adjustments, which are, in the opinion of management, necessary to provide a fair statement of results for the interim periods presented.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these interim condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's audited financial statements included in its registration statement on Form 10KSB for the year ended December 31, 2004. The results of operations for the periods ended March 31, 2005 and 2004 are not necessarily indicative of the results that may be expected for the entire year.


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

NOTE 3 -     IMPAIRMENT OF MINE DEVELOPMENT COSTS

Due to the changes in the Company's business focus and due to its inability to obtain funds to continue development of mining operations the previously capitalized mine development costs have been written off as they have become permanently impaired. During the first quarter of 2005, the Company sold any remaining real estate and all mining claims.

NOTE 4 - SALE OF ASSETS

Due to the Company's decision to abandon the business of developing mining claims, it sold its remaining real estate, the mining claims, and the reclamation bond to a unrelated entity for $10 and other valuable considerations.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

General

         Uintah Mountain Copper Company, a Utah corporation, (the "Company") was formed on January 30, 1946. The company was in the mining business, but the Company has been developing mining claims, known as, the Sunshine Quartz/Hematite Claims located in the Ashley National Forest of Duchesne County, Utah. The mining claims, which consisted of 30 unpatented load claims had no book value and were disposed of during the fourth quarter of 2004. The Company has no further business relating to the mining industry.

Liquidity and Capital Resources

         The Company has minimal liquid assets and is currently in the process of looking for business opportunities to merge with or acquire. At minimum, the Company will need to raise additional capital through private funding to meet the financial needs of being a reporting company.

         As of March 31, 2005, the Company had negative working capital of $1,771,239 compared to $1,368,875 at March 31, 2004. The current liabilities of the Company at March 31, 2005, were $1,771,946, which primarily consist of notes and accrued interest. Additionally, the Company is now in default on a $100,000 note which was due at the end of September 2004. The Company's financial position has not changed significantly from prior quarters with liabilities continuing to increase as the Company has no revenue to offset against ongoing expenses. The Company has minimal assets and is currently in the process of looking for business opportunities to merge with or acquire. During the next twelve months, the Company will need to raise additional capital through private funding to meet the financial needs of being a reporting company and to meet the obligations of the current accounts payable.

Results of Operations

         The Company has not generated any revenue since its inception in 1946. All activities have been focused on the obtaining of claims, developing the claims and in preparing the claims to commence mining operations.

         For the three months ended March 31, 2005, the Company incurred $4,033 and $12,332, respectively, in general and administrative expenses. Interest expenses for the three months ended March 31, 2005, were $19,183 and $29,000, respectively. The net loss for the three months ended

March 31, 2005, was $74,668.

         Due to the lack of economic benefit the mining assets of the Company were sold to a unrelated entity for $10 and other valuable consideration. The Company has little or no operations and no funds with which to develop operations. The Company is currently in the process of seeking short term capital while it investigates business opportunities to merge with or acquire. The Company currently has no agreement or arrangement of merger or acquisition.

         There is no guarantee that the Company will be successful in developing any business opportunities or acquiring any operational capital. Any investment in the Company would be a highly speculative investment and should only be made by those investors who are capable of bearing the risk of losing the entire value of their investment.

Plan of Operations

         The Company will be looking for business opportunities to acquire or merge with. In seeking a business opportunity to merge with or acquire, management is reviewing various business plans. Management has not limited their review of plans or exploration of acquisitions to any particular industry or service sector. There is no guarantee that management will be successful in finding such an opportunity.


ITEM 3 - CONTROLS AND PROCEDURES.

         (a) Evaluation of disclosure controls and procedures. The Company's principal executive officer and its principal financial officer, based on their evaluation of the Company's disclosure controls over financial reporting and procedures (as defined in Exchange Act Rules 13a-14 (c)) as of March 31, 2005, have concluded that the Company's disclosure controls over financial reporting and procedures are adequate and effective for the purposes set forth in the definition in Exchange Act rules.

         (b) Changes in internal controls over financial reporting. There were no significant changes in the Company's internal controls over financial reporting or in other factors that could significantly affect the Company's internal controls subsequent to the date of their evaluation

                                     PART II

OTHER INFORMATION

Item 1.       Legal Proceedings...............................................................................None

Item 2.       Changes in Securities ...........................................................................None

Item 3.       Defaults Upon Senior Securities.................................................................None

Item 4.       Submission of Matters to a Vote of Security Holders.............................................None

              In January 2005, shareholders holding a majority of the Company's shares, currently issued and outstanding, consented to an increase in the number of authorized common shares from 30,000,000 to 100,000,000; effectuated a 100 to 1 reverse split: a change in domicile to Nevada and a change in the Company's name to be selected at a later date.

Item 5.       Other Information................................................................................None

Item 6.       Exhibits and Reports on Form 8-K.

              1). The following exhibits are filed with this report:

               31.  Written  statement  of Chief  Executive  Officer  and  Chief
                    Financial  Officer  with  respect  to  the  compliance  with
                    Section 302 of the Sarbanes-Oxley Act of 2002.

               32.  Written  statement  of Chief  Executive  Officer  and  Chief
                    Financial  Officer  with  respect  to  the  compliance  with
                    Section 13 (a) and 15(d) of the  Securities  Exchange Act of
                    1934 and pursuant to the 19 U.S.C. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002.

              2). Reports filed on 8-K. The following reports were filed on a
                  Form 8-K during the period covered by this report.

Item 4.01     Change in Registrant's Certifying Accountant Dated March 22, 2005.



                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned authorized officer.


Dated: May  13, 2005    UINTAH MOUNTAIN COPPER COMPANY

                        By: /s/
                            ----------------------------------------------------
                        James Anderson
                        Chief Executive Officer and Principal Accounting Officer

Exhibit 31

                            SECTION 302 CERTIFICATION

I, James Anderson, certify that:

         1. I have reviewed this quarterly report on Form 10-QSB of Uintah Mountain Copper Company;

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report.

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

         4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 12a-15(f) and 15d-15(f)) for the registrant and have:


         a) Designed such disclosure controls and procedures or caused such controls and procedures to be designed under my supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this quarterly report is being prepared.

         b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report my conclusions about the effectiveness of the disclosure controls and procedures as of the end of the period covered by this quarterly report based on such evaluations; and

         c) Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting.

5. I have disclosed, based on my most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a) All significant deficiencies and material weaknesses in the design or operation of internal controls over financial reporting which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls over financial reporting; and

         b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls over financial reporting.



Date: May  13, 2005    /s/
                           -----------------------------------------------------
                       James Anderson
                       Chief Executive Officer And Principal Accounting Officer

Exhibit 32



                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT BY
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


         In connection with the Quarterly Report of Uintah Mountain Copper Company, on Form 10-QSB for the period ending December 31, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned, James Anderson, Chief Executive Officer and Principal Accounting Officer of the Company, certify, pursuant to 18 U.S.C. ss.1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

         (1) The Report fully complies with the requirements of section 13 (a) or 15 (d) of the Securities Exchange Act of 1934; and

         (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.


Date: May   13, 2005    /s/
                        -------------------------------------------------
                                 James Anderson, Chief Executive Officer
                                 And Principal Accounting Officer