Form 10QSB
period 2005-06-30
UINTAH MOUNTAIN COPPER COMPANY
filed 2005-08-10
CIK 862651

SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                   FORM 10-QSB

                   Quarterly Report Under Section 13 or 15 (d)
                     Of the Securities Exchange Act of 1934


                        For Quarter Ended: June 30, 2005

                         Commission File Number: 0-27019


                         UINTAH MOUNTAIN COPPER COMPANY
             (Exact name of registrant as specified in its charter

             NEVADA                                     87-0369205
(State or other jurisdiction of                       (IRS Employer
  incorporation or organization)                   Identification No.)

                    378 North Main, #124; Layton, Utah 84041
                   ------------------------------------------
                    (Address of principal executive offices)

Registrant's telephone number including area code:  (801) 497-9075
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

                                    Yes X    No
                                       ---      ---

   and (2) has been subject to such filing requirements for the past 90 days.

                                    Yes X    No
                                       ---     ---

                                    5,640,762
                             -----------------------
              (Number of shares of common stock the registrant had
                        outstanding as of July 15, 2005)
                                          -------------

                                     PART 1

ITEM 1 - FINANCIAL STATEMENTS

         The condensed financial statements included herein have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission.

         In the opinion of the Company, all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position of the Company as of June 30, 2005 and the results of its operations and changes in its financial position from December 31, 2004 through June 30, 2005 have been made. The results of its operations for such interim period is not necessarily indicative of the results to be expected for the entire year.

                         Uintah Mountain Copper Company
                          (A Development Stage Company)
                            Condensed Balance Sheets


                                                                                 June 30,        December 31,
                                                                                   2005                  2004
                                                                           --------------------  ---------------------
                                                                                (Unaudited)
                                                        ASSETS
CURRENT ASSETS
     Cash                                                                  $                707  $                 697
                                                                           --------------------  ---------------------
TOTAL CURRENT ASSETS                                                                        707                    697
PROPERTY AND EQUIPMENT, Net                                                          -                          41,461
                                                                           --------------------  ---------------------
OTHER ASSETS                                                                         -                          10,000
                                                                           --------------------  ---------------------
 TOTAL ASSETS                                                              $                707  $              52,158
                                                                           ====================  =====================
                                         LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
       Accounts Payable                                                                   9,406                  1,222
       Income Taxes Payable                                                                 100                    100
       Notes Payable                                                                          -              1,068,594
       Accrued Interest Payable                                                         707,401                678,812
                                                                           --------------------  ---------------------
TOTAL CURRENT LIABILITIES                                                               716,907              1,748,728
STOCKHOLDERS' EQUITY(DEFICIT)
     Common stock, par value $.001, 100,000,000 shares
     authorized 5,640,762 and 130,353 shares issued and
   outstanding, respectively.                                                             5,641                    130
     Additional paid-in-capital                                                       2,565,069              1,492,986
     Deficit accumulated in the development stage                                   (3,286,910)            (3,189,687)
                                                                           --------------------  ---------------------
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                                  (716,200)            (1,696,571)
                                                                           --------------------  ---------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                 $                707  $              52,158
                                                                           ====================  =====================


              The accompanying notes are an integral part of these
                             financial statements.

                         Uintah Mountain Copper Company
                          (A Development Stage Company)
                       Condensed Statements of Operations
                                   (Unaudited)


                                                                                                                For the
                                                                                                              Period from
                                                                                                               Inception
                                            For the Three Months                For the Six Months             January 28,
                                               Ended June 30,                     Ended June 30,              1946 through
                                               2005           2004             2005             2004          June 30, 2005
                                           -----------   --------------  ---------------  ----------------  ------------------
REVENUE                                    $         -   $            -  $             -  $              -  $                -
                                           -----------   --------------  ---------------  ----------------  ------------------
EXPENSES
    Depreciation                                     -                -         -                 -                      8,520
    Impairment of mine
        development costs                            -                -         -                 -                    110,078
   General and administrative                   13,150            9,276           17,184            21,608           2,530,785
                                           -----------   --------------  ---------------  ----------------  ------------------
TOTAL OPERATING
EXPENSES                                        13,150            9,276           17,184            21,608           2,649,384
                                           -----------    -------------  ---------------  ----------------  ------------------
OPERATING LOSS                                 (13,150)          (9,276)         (17,184)          (21,608)         (2,649,384)
OTHER INCOME
(EXPENSES)
    Interest Income                                  -                -                -                 -                 586
    Forgiveness of debt and
       interest                                      -                                -                  -             159,033
   Gain (Loss) on disposal of
     assets                                          -                           (51,451)                -             (51,451)
    Interest expense                            (9,406)         (29,000)         (28,588)          (58,000)           (744,395)
                                           -----------   --------------  ---------------  ----------------  ------------------
  Total Other Income
  (Expenses)                                    (9,406)         (29,000)         (80,039)          (58,000)           (636,227)
                                           -----------   --------------  ---------------  ----------------  ------------------
Loss before income taxes                       (22,555)         (38,276)         (97,222)          (79,608)         (3,286,610)
Income Taxes                                         -                -                -                 -               1,300
                                           -----------   --------------  ---------------  ----------------  ------------------

NET LOSS                                   $   (22,555)  $      (38,276) $       (97,222) $        (79,608) $       (3,286,910)
                                           ===========   ==============  ===============  ================  ==================
Net loss per share:
Basic/diluted                              $    (.0242)  $        (.000) $         (.047) $          (.000)
                                           ===========   ==============  ===============  ================
Weighted average number of shares
 outstanding:
Basic/diluted                                4,009,421       12,160,985        2,069,887        12,160,985
                                           ===========   ==============  ===============  ================



              The accompanying notes are an integral part of these
                             financial statements.
                                        4

                         Uintah Mountain Copper Company
                          (A Development Stage Company)
                  Unaudited Condensed Statements of Cash Flows



                                                                                                     For the Period
                                                                                                     from Inception
                                                                      For the Six Months            January 28, 1946
                                                                        Ended June 30,                  through
                                                                  2005          2004                  June 30, 2005
                                                              ----------------- ---------------- ----------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                      $         (97,222)$        (79,608)$           (3,286,909)
Adjustments to reconcile net loss to net cash flows
used by operating activities:
   Depreciation                                                               -                -                  8,520
   Forgiveness of debt and interest                                           -                -              (159,033)
   Impairment of mine development costs                                       -                -                110,078
   Stock for services                                                     9,000                -                 22,000
   Stock issued for conversion of debt                                    2,001                -                  2,001
Changes in operating assets and liabilities:
     Decrease in other assets                                            10,000                -                 10,000
     Increase (decrease) in accounts payable                              8,184           (7,450)                 6,962
     Increase in income taxes payable                                         -                -                    100
     Increase (decrease) in accrued salaries                                  -           17,500                      -
     Increase (decrease) in accrued interest                             28,588           58,000                707,447
                                                              ----------------- ---------------- ----------------------
Net cash flows used by operating activities                            (39,449)         (11,558)            (2,588,871)
                                                              ----------------- ---------------- ----------------------
CASH FLOWS FROM INVESTING ACTIVITIES
     Payments for mine development                                            -                -              (110,078)
     Purchases of property and equipment                                      -                -                (8,520)
                                                              ----------------- ---------------- ----------------------
Net cash used by investing activities                                         -                -              (118,598)
                                                              ----------------- ---------------- ----------------------
CASH FLOWS FROM FINANCING ACTIVITIES
     Common stock issued for cash                             $               - $              - $            1,402,757
     Net proceeds from notes payable                                          -           11,703              1,145,954
     Net proceeds from (payments on) line of credit                           -               19                  2,097
     Payments on long-term liability                                     41,461                -                      -
                                                              ----------------- ---------------- ----------------------
Net cash flows from financing activities                                      -           11,722              2,550,808
                                                              ----------------- ---------------- ----------------------
NET INCREASE (DECREASE) IN CASH                                              10              164                    707
CASH AT THE BEGINNING OF THE PERIOD                                         697              209                      -
                                                              ----------------- ---------------- ----------------------
CASH AT THE END OF THE PERIOD                                 $             707 $            373 $                  707
                                                              ================= ================ ======================



              The accompanying notes are an integral part of these
                             financial statements.
                                        5

                         UINTAH MOUNTAIN COPPER COMPANY
                          (A DEVELOPMENT STAGE COMPANY)
                   Notes to the Unaudited Financial Statements
                                  June 30, 2005


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

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these interim condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's audited financial statements included in its registration statement on Form 10KSB for the year ended December 31, 2004. The results of operations for the periods ended June 30, 2005 and 2004 are not necessarily indicative of the results that may be expected for the entire year.


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

NOTE 5 - COMMON STOCK

In May 2005, the Company accepted the conversion of $640,800 of a note payable for the issuance of 600,000 post-split shares. In June 2005, the Company accepted the conversion of $427,794 of a note payable for the issuance of 400,556 post-split shares of the Company's common stock.

In April 2005, 4,500,000 post-split shares of the Company's common stock was issued at par to its President for services rendered and valued at $9,000.

Subsequent to the end of the second quarter, shareholders owning a majority of the stock consented to a 2 to 1 reverse split of the Company's common stock. In an effort to preserve shareholders in "round lots", which is of benefit to the shareholders and the Company, no certificate below one hundred shares will be reversed and no certificate greater than one hundred shares will be reversed below one hundred shares. No fractional shares will be issued in connection with such recapitalization and only fractional shares will be rounded up to the nearest whole number. This transaction is not intended to be a "going private" transaction. The rights of existing shareholders will not be altered and no shareholder will be eliminated as a result of the reverse split. Due to this split, the trading symbol has been changed to UITH. All common shares have been retroactively restated to reflect the 2:1 reverse split.

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

         As of June 30, 2005, the Company had negative working capital of $716,200 compared to $1,368,875 at June 30, 2004. The current liabilities of the Company at June 30, 2005, were $716,907, which primarily consist of accounts payable and accrued interest. During the quarter, approximately $1,068,000 in liabilities was converted to shares of the common stock of the Company. The Company has minimal assets and is currently in the process of looking for business opportunities to merge with or acquire. During the next twelve months, the Company will need to raise additional capital through private funding to meet the financial needs of being a reporting company and to meet the obligations of the current accounts payable.

Results of Operations

         The Company has not generated any revenue since its inception in 1946. All activities have been focused on the obtaining of claims, developing the claims and in preparing the claims to commence mining operations.

         For the three months ended June 30, 2005 and June 2004, the Company incurred $13,150 and $9,276, respectively, in general and administrative expenses. Interest expenses for the three months ended June 30, 2005 and 2004, were $9,406 and $29,000, respectively. The net loss for the three months ended June 30, 2005, was $22,555.

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


ITEM 3 - CONTROLS AND PROCEDURES.

         (a) Evaluation of disclosure controls and procedures. The Company maintains disclosure controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934, is recorded, processed, summarized and reported within the time period specified int eh rules and forms of the Securities and Exchange Commission. The Company's management including its principal executive officer and its principal financial officer, based on their evaluation of the Company's disclosure controls over financial reporting and procedures (as defined in Exchange Act Rules 13a-14 (c)) in connection with the Annual Report on Form 10-KSB as of December 31, 2004, have concluded that the Company's disclosure controls over financial reporting and procedures are adequate and effective as of June 30, 2005 for the purposes set forth in the definition in Exchange Act rules.

         (b) Changes in internal controls over financial reporting. There were not been any significant changes in the Company's internal controls over financial reporting or in other factors that could materially affect or is reasonably likely to materially affect, significantly affect the Company's internal controls subsequent to the date of their evaluation.

                                                      PART II

OTHER INFORMATION

Item 1.       Legal Proceedings.............................................None

Item 2.       Changes in Securities

              In May 2005, the Company accepted the conversion of $640,800 of a note payable for the issuance of 600,000 post-split shares. In June 2005, the Company accepted the conversion of $427,794 of a note payable for the issuance of 400,556 post-split shares of the Company's common stock. These conversions of debt have been recorded in the appropriate accounts in the financial statements.

              In April 2005, 4,500,000 pre-split shares of the Company's common stock was issued at par to its President for services rendered and valued at $9,000.

              As a result of these issuance the outstanding common stock rose from 130,353 at the beginning of the period covered by this report to 5,640,762 post-split common shares as of June 30, 2005.

Item 3.       Defaults Upon Senior Securities...............................None

Item 4.       Submission of Matters to a Vote of Security Holders

              On January 23, 2005 and May 2005, shareholders holding a majority of the Company's common stock, voted to change the name of the Company to be determined at a later date by the Board of Directors and consented to a 2:1 reverse split of the Company's common stock, respectively.

Item 5.       Other Information

                   Subsequent to the end of the second quarter, shareholders owning a majority of the stock consented to a 2 to 1 reverse split of the Company's common stock. In an effort to preserve shareholders in "round lots", which is of benefit to the shareholders and the Company, no certificate below one hundred shares will be reversed and no certificate greater than one hundred shares will be reversed below one hundred shares. No fractional shares will be issued in connection with such recapitalization and only fractional shares will be rounded up to the nearest whole number. This transaction is not intended to be a "going private" transaction. The rights of existing shareholders will not be altered and no shareholder will be eliminated as a result of the reverse split. Due to this split, the trading symbol has been changed to UITH.

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

              2). Reports filed on 8-K. No reports were filed on a Form 8-K during the period covered by this report.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned authorized officer.


Dated: August 3, 2005        UINTAH MOUNTAIN COPPER COMPANY

                             By: /s/James Anderson
                                 --------------------------------------------
                             James Anderson
                             Chief Executive Officer and Principal Accounting Officer

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



Date: August 3 , 2005         /s/ James Anderson
                                  --------------------------------------------
                              James Anderson
                              Chief Executive Officer And Principal Accounting
                              Officer

Exhibit 32



                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT BY
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


         In connection with the Quarterly Report of Uintah Mountain Copper Company, on Form 10- QSB for the period ending December 31, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned, James Anderson, Chief Executive Officer and Principal Accounting Officer of the Company, certify, pursuant to 18 U.S.C. ss.1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

         (1) The Report fully complies with the requirements of section 13 (a) or 15 (d) of the Securities Exchange Act of 1934; and

         (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.


Date: August 3, 2005         /s/   James Anderson
                             ------------------------------------------
                             James Anderson, Chief Executive Officer
                             And Principal Accounting Officer