Form 10QSB
period 2005-09-30
UINTAH MOUNTAIN COPPER COMPANY
filed 2005-11-22
CIK 862651

SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                   FORM 10-QSB

                   Quarterly Report Under Section 13 or 15 (d)
                     Of the Securities Exchange Act of 1934


                      For Quarter Ended: September 30, 2005

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

                                    5,829,153
                             -----------------------
              (Number of shares of common stock the registrant had
                      outstanding as of November 21, 2005)
                                -----------------

                                     PART 1

ITEM 1 - FINANCIAL STATEMENTS

         The condensed financial statements included herein have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission.

         In the opinion of the Company, all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position of the Company as of September 30, 2005 and the results of its operations and changes in its financial position from December 31, 2004 through September 30, 2005 have been made. The results of its operations for such interim period is not necessarily indicative of the results to be expected for the entire year.

                         Uintah Mountain Copper Company
                          (A Development Stage Company)
                            Condensed Balance Sheets


                                                                             September 30,       December 31,
                                                                                 2005                    2004
                                                                       ------------------------  ------------
                                                                              (Unaudited)
                                                        ASSETS
CURRENT ASSETS
     Cash                                                              $                     10  $                 697
                                                                       ------------------------  ---------------------
TOTAL CURRENT ASSETS                                                                         10                    697
PROPERTY AND EQUIPMENT, Net                                                        -                            41,461
                                                                       ------------------------  ---------------------
OTHER ASSETS                                                                       -                            10,000
                                                                       ------------------------  ---------------------
 TOTAL ASSETS                                                          $                     10  $              52,158
                                                                       ========================  =====================
                                         LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
       Accounts Payable                                                                   9,872                  1,222
       Income Taxes Payable                                                                 100                    100
       Notes Payable                                                                          -              1,068,594
       Accrued Interest Payable                                                         608,442                678,812
                                                                       ------------------------  ---------------------
TOTAL CURRENT LIABILITIES                                                               618,414              1,748,728
STOCKHOLDERS' EQUITY(DEFICIT)
     Common stock, par value $.001, 100,000,000 shares
     authorized 5,829,153 and 65,177 shares issued and
      outstanding, respectively.                                                          5,828                     65
     Additional paid-in-capital                                                       2,664,882              1,493,051
     Deficit accumulated in the development stage                                   (3,289,114)            (3,189,687)
                                                                       ------------------------  ---------------------
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                                  (618,404)            (1,696,571)
                                                                       ------------------------  ---------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                             $                     10  $              52,158
                                                                       ========================  =====================

                         Uintah Mountain Copper Company
                          (A Development Stage Company)
                       Condensed Statements of Operations
                                   (Unaudited)

                                                                                                                   For the
                                                                                                                 Period from
                                                                                                                  Inception
                                                                                                                  January 28,
                                               For the Three Months             For the Nine Months               1946 through
                                               Ended September 30,                Ended September 30,              September
                                             2005             2004              2005             2004               30, 2005
                                         -------------   ---------------   ---------------   ----------------   ------------------
REVENUE                                  $           -   $             -   $             -   $              -   $                -
                                         -------------   ---------------   ---------------   ----------------   ------------------
EXPENSES
    Depreciation                                     -                 -                 -                  -                8,520
    Impairment of mine
        development costs                            -           110,078                 -            110,078              110,078
   General and administrative                    1,164            29,948            18,347             51,556            2,531,948
                                         -------------   ---------------   ---------------   ----------------   ------------------
TOTAL OPERATING
EXPENSES                                         1,164           140,026            18,347            161,634            2,650,547
                                         -------------   ---------------   ---------------   ----------------   ------------------
OPERATING LOSS                                 (1,164)          (140,026)          (18,347)          (161,634)          (2,650,547)
OTHER INCOME
(EXPENSES)
    Interest Income                                  -                 -                 -                  -                  586
    Forgiveness of debt and
       interest                                      -           132,289                 -            132,289              159,033
   Gain (Loss) on disposal of
     assets                                          -                 -           (51,451)                 -              (51,451)
    Interest expense                            (1,041)          (23,450)          (29,629)           (81,450)            (745,435)
                                         -------------   ---------------   ---------------   ----------------   ------------------
  Total Other Income
  (Expenses)                                    (1,041)          108,839           (81,080)            50,839             (637,267)
                                         -------------   ---------------   ---------------   ----------------   ------------------
Loss before income taxes                        (2,204)          (31,187)          (99,427)          (110,795)          (3,287,814)
Income Taxes                                         -                 -                 -                  -                1,300
                                         -------------   ---------------   ---------------   ----------------   ------------------

NET LOSS                                 $      (2,204)  $       (31,187)  $       (99,427)  $       (110,795)  $       (3,289,114)
                                         =============   ===============   ===============   ================   ==================
Net loss per share:
Basic/diluted                            $        (.00)  $          (.00)  $          (.03)  $           (.01)
                                         =============   ===============   ===============   ================
Weighted average number of shares
  outstanding:
Basic/diluted                                5,932,548        12,160,985         3,355,612         12,160,985
                                         =============   ===============   ===============   ================


              The accompanying notes are an integral part of these
                             financial statements.
                                        3

                         Uintah Mountain Copper Company
                          (A Development Stage Company)
                  Unaudited Condensed Statements of Cash Flows


                                                                                                    For the Period
                                                                                                    from Inception
                                                                     For the Nine Months           January 28, 1946
                                                                     Ended September 30,                through
                                                                  2005          2004                 September 30, 2005
                                                              ----------------  --------------   ----------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                      $        (99,427) $     (110,795)  $          (3,289,114)
Adjustments to reconcile net loss to net cash flows
used by operating activities:
   Depreciation                                                              -               -                    8,520
    Loss on Sale of Assets                                              41,451                                   41,451
   Forgiveness of debt and interest                                          -        (132,289)                       -
   Impairment of mine development costs                                      -         110,078                  110,078
   Common stock issued for services                                      9,000               -                   22,000
Changes in operating assets and liabilities:
     Decrease in other assets                                           10,000               -                        -
     Increase (decrease) in accounts payable                             8,650         (62,977)                   7,438
     Increase in income taxes payable                                        -               -                      100
     Increase (decrease) in accrued salaries                                 -          17,500                        -
     Increase (decrease) in accrued interest                            29,619          81,450                  708,778
                                                              ----------------  --------------   ----------------------
Net cash flows used by operating activities                               (707)       (107,033)              (2,390,749)
                                                              ----------------  --------------   ----------------------
CASH FLOWS FROM INVESTING ACTIVITIES
      Proceeds from sale of assets                                          10                                       10
     Payments for mine development                                           -               -                 (110,078)
     Purchases of property and equipment                                     -               -                   (8,520)
                                                              ----------------  --------------   ----------------------
Net cash used by investing activities                                       10               -                 (118,588)
                                                              ----------------  --------------   ----------------------

CASH FLOWS FROM FINANCING ACTIVITIES
     Common stock issued for cash                                            -               -                1,402,757
     Net proceeds from notes payable                                         -         111,969                1,145,954
     Payments on long-term liablities                                        -               -                  (41,461)
     Net proceeds from (payments on) line of credit                          -          (2,097)                   2,097
Net cash flows from financing activities                                     -         109,872                2,509,347
                                                              ----------------  --------------   ----------------------
NET INCREASE (DECREASE) IN CASH                                           (697)          2,839                       10
CASH AT THE BEGINNING OF THE PERIOD                                        707             209                        -
                                                              ----------------  --------------   ----------------------
CASH AT THE END OF THE PERIOD                                 $             10  $        3,048   $                   10
                                                              ================  ==============   ======================



              The accompanying notes are an integral part of these
                             financial statements.
                                        4

                         UINTAH MOUNTAIN COPPER COMPANY
                          (A DEVELOPMENT STAGE COMPANY)
                   Notes to the Unaudited Financial Statements
                               September 30, 2005


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

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these interim condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's audited financial statements included in its registration statement on Form 10KSB for the year ended December 31, 2004. The results of operations for the periods ended September 30, 2005 and 2004 are not necessarily indicative of the results that may be expected for the entire year.


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

                         UINTAH MOUNTAIN COPPER COMPANY
                          (A DEVELOPMENT STAGE COMPANY)
              Notes to the Unaudited Financial Statements continued
                               September 30, 2005



NOTE 5 - COMMON STOCK

In May 2005, the Company accepted the conversion of $640,800 of a note payable for the issuance of 300,000 post-split shares. In June 2005, the Company accepted the conversion of $427,794 of a note payable for the issuance of 400,556 post-split shares of the Company's common stock.

In April 2005, 4,500,000 post-split shares of the Company's common stock was issued at par to its President for services rendered and valued at $9,000.

Effective July 13, 2005, shareholders owning a majority of the stock consented to a 2 to 1 reverse split of the Company's common stock. In an effort to preserve shareholders in "round lots", which is of benefit to the shareholders and the Company, no certificate below one hundred shares has been reversed and no certificate greater than one hundred shares was reversed below one hundred shares. No fractional shares were issued in connection with such recapitalization and only fractional shares were rounded up to the nearest whole number. This transaction is not intended to be a "going private" transaction. The rights of existing shareholders was not altered and no shareholder was eliminated as a result of the reverse split. Due to this split, the trading symbol has been changed to UITH. All common shares have been retroactively restated to reflect the 2:1 reverse split.

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

General

         Uintah Mountain Copper Company, a Utah corporation, (the "Company") was formed on January 30, 1946. The company was in the mining business, and most recently the Company has been developing mining claims, known as, the Sunshine Quartz/Hematite Claims located in the Ashley National Forest of Duchesne County, Utah. The mining claims, which consisted of 30 unpatented load claims had no book value and were disposed of during the fourth quarter of 2004. The Company has no further business relating to the mining industry.

Liquidity and Capital Resources

         The Company has minimal liquid assets and is currently in the process of looking for business opportunities to merge with or acquire. At minimum, the Company will need to raise additional capital through private funding to meet the financial needs of being a reporting company.

         As of September 30, 2005, the Company had negative working capital of $618,404 compared to $1,428,442 at September 30, 2004. The current liabilities of the Company at September 30, 2005, were $618,414, which primarily consist of accounts payable and accrued interest. During the quarter, approximately $100,000 in liabilities were converted to shares of the common stock of the Company. The Company has minimal assets and is currently in the process of looking for business opportunities to merge with or acquire. During the next twelve months, the Company will need to raise additional capital through private funding to meet the financial needs of being a reporting company and to meet the obligations of the current accounts payable.

Results of Operations

         The Company has not generated any revenue since its inception in 1946. All activities have been focused on the obtaining of claims, developing the claims and in preparing the claims to commence mining operations.

Three Months

         For the three months ended September 30, 2005 and September 2004, the Company incurred $1,164 and $29,948, respectively, in general and administrative expenses. Interest expenses for the three months ended September 30, 2005 and 2004, were $1,041 and $23,450, respectively. The net loss for the three months ended September 30, 2005, was $2,204 as compared to a net loss of $31,187 for September 30, 2004.

Nine Months

         For the nine months ended September 30, 2005 and September 2004, the Company incurred $18,347 and $51,556, respectively, in general and administrative expenses. Interest expenses for the three months ended September 30, 2005 and 2004, were $29,629 and $81,450, respectively. The net loss for the nine months ended September 30, 2005, was $99,427 as compared to a net loss of $110,795 for September 30, 2004.

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

Plan of Operations

         The Company entered into an Agreement and Plan of Reorganization dated August 19, 2005 ("Merger Agreement") among the company, Voxpath Acquisition Corp., a Delaware corporation and a wholly owned subsidiary of the Company ("Merger Sub"), Voxpath Networks, Inc., a Delaware corporation and a hosted broadband business communications company, ("VOXP"), and certain of the major shareholders of the Company, pursuant to which Merger Sub will merge with and into VOXP (the "Merger") in a stock-for-stock transaction.

         The closing of the merger remains subject to certain closing conditions, including the approval of the stockholders of both Voxpath and Uintah, and the approval by Uintah stockholders of a reverse stock split of the common stock of Uintah.


ITEM 3 - CONTROLS AND PROCEDURES.

         (a) Evaluation of disclosure controls and procedures. The Company maintains disclosure controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934, is recorded, processed, summarized and reported within the time period specified int eh rules and forms of the Securities and Exchange Commission. The Company's management including its principal executive officer and its principal financial officer, based on their evaluation of the Company's disclosure controls over financial reporting and procedures (as defined in Exchange Act Rules 13a-14 (C))) in connection with the Annual Report on Form 10-KSB as of December 31, 2004, have concluded that the Company's disclosure controls over financial reporting and procedures are adequate and effective as of September 30, 2005 for the purposes set forth in the definition in Exchange Act rules.

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

OTHER INFORMATION

Item 1.       Legal Proceedings.............................................None

Item 2.       Changes in Securities

              In May 2005, the Company accepted the conversion of $640,800 of a note payable for the issuance of 600,000 shares. In June 2005, the Company accepted the conversion of $427,794 of a note payable for the issuance of 400,556 shares of the Company's common stock. These conversions of debt have been recorded in the appropriate accounts in the financial statements.

              In April 2005, 4,500,000 shares of the Company's common stock was issued at par to its President for services rendered and valued at $9,000.

              July 8, 2005, the Company accepted conversion of $100,000 in debt for issuance of 187,266 common shares.

              Effective July 13, 2005, shareholders owning a majority of the stock consented to a 2 to 1 reverse split of the Company's common stock. In an effort to preserve shareholders in "round lots", which is of benefit to the shareholders and the Company, no certificate below one hundred shares has been reversed and no certificate greater than one hundred shares was reversed below one hundred shares. No fractional shares were issued in connection with such recapitalization and only fractional shares were rounded up to the nearest whole number. This transaction is not intended to be a "going private" transaction. The rights of existing shareholders was not altered and no shareholder was eliminated as a result of the reverse split. Due to this split, the trading symbol has been changed to UITH. All common shares have been retroactively restated to reflect the 2:1 reverse split.

              During the period covered in this report, 1,125 shares of common stock were issued due to the reverse split.

              As a result of these issuance and the reverse split, the outstanding common stock rose from 11,261,818 pre-split shares at the beginning of the period covered by this report to 5,829,153 post-split common shares as of September 30, 2005.

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

              In August 2005, shareholders holding a majority of the Company's common stock consented to a plan of reorganization.

Item 5.       Other Information

              The Company entered into an Agreement and Plan of Reorganization dated August 19, 2005 ("Merger Agreement") among the company, Voxpath Acquisition Corp., a Delaware corporation and a wholly owned subsidiary of the Company ("Merger Sub"), Voxpath Networks, Inc., a Delaware corporation and a hosted broadband business communications company, ("VOXP"), and certain of the major shareholders of the Company, pursuant to which Merger Sub will merge with and into VOXP (the "Merger") in a stock-for-stock transaction. VOXP will be the surviving corporation and will be a wholly-owned subsidiary of and the sole operating subsidiary of Uintah. Upon consummation of the Merger, each share of Voxpath common stock will convert into 0.1563 shares of common stock of Uintah, each share of Voxpath Series D Convertible Preferred Stock will convert into
0.1563 shares of common stock of Uintah, and each share of Voxpath Series E Convertible Preferred Stock will convert into 0.1563 shares of common stock of Uintah. The closing of the merger remains subject to certain closing conditions, including the approval of the stockholders of both Voxpath and Uintah, and the approval by Uintah stockholders of a reverse stock split of the common stock of Uintah.

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

              The reverse split would reduce the number of shares of currently outstanding Uintah common stock to 700,000. Immediately after completion of the merger, the fully-diluted capitalization of Uintah will be approximately 12.7 million shares on a fully-diluted basis. Post-merger, approximately 10 million shares will be issued or issuable to the current holders of Voxpath capital stock and warrants to purchase shares of Voxpath capital stock. Former holders of options to purchase the common stock of Voxpath will hold rights to purchase, in the aggregate, approximately 2 million shares of Uintah common stock. After the merger, warrants to purchase approximately 1.9 million shares of Uintah common stock will be issued to certain consultants to Voxpath. These warrants will become exercisable upon the achievement by the combined company of certain revenue milestones, and will increase the fully-diluted capitalization of Uintah to approximately 14.6 million shares.

              Pursuant to the Merger Agreement, upon consummation of the Merger, MR. Anderson, will resign from the Board and will appoint John R. Fleming, Kalvirayan S. Mani and Thomas J. Meredith tot he Board in accordance with Rule 14f-1 under the Securities and Exchange Act of 1934.

              The Agreement and Plan of Reorganization and the press release dated August 24, 2004 announcing the signing of such agreement are filed herewith as Exhibits 2.1 and 99.1, respectively, to this Current Report on Form 8-K and are incorporated herein by reference.

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

              2.1 Agreement and Plan of Reorganization dated as of August 19, 2005, among Uintah Mountain Copper Company, Voxpath Acquisition Corp., Voxpath Networks, Inc., and the Major Shareholders listed on Schedule A thereto. *

     99.1  Press Release dated August 24, 2005.*

* Previously submitted and incorporated by reference


              2). Reports filed on 8-K.

              a). August 19, 2005, Item 1.01 and Item 9.01



                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned authorized officer.


Dated: November 21, 2005    UINTAH MOUNTAIN COPPER COMPANY

                            By: /s/James Anderson
                                ---------------------------------------------
                            James Anderson
                            Chief Executive Officer and Principal Accounting Officer