Form 10KSB
period 2005-12-31
UINTAH MOUNTAIN COPPER COMPANY
filed 2006-04-18
CIK 862651

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.

                                   FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

[] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                           Commission File No. 0-27019

                             Voxpath Holdings, Inc.
                formerly known as Uintah Mountain Copper Company
             (Exact name of Registrant as specified in its charter)

State or other jurisdiction of incorporation or organization: Nevada

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days. [ X ] Yes [ ] No

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-w of the Exchange Act). [X] Yes [] No

Revenue for the year ended December 31, 2005: $ 0.

State the aggregate market value of the voting stock held by nonaffiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days: The Company does not have an active trading market and it is, therefore, difficult, if not impossible, to determine the market value of the stock.

As of February 14, 2006, the number of shares outstanding of the Registrant's Common Stock was 5,829,062.


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

Corporate History

         Voxpath Holdings, Inc., formerly known as Uintah Mountain Copper Company, a Nevada corporation, (the "Company") was formed on January 30, 1946 in Utah. The Company changed domicile to Nevada in January 2005. The Company originally was in the business of developing mining claims. The mining claims, which consisted of 30 unpatented load claims had no book value and were disposed of during the fourth quarter of 2004. The Company has no further business relating to the mining industry. In December 2005, the name of the Company was changed to Voxpath Holdings, Inc.

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

         None.


ITEM 3. LEGAL PROCEEDINGS

         None.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

         On January 23, 2005, shareholders holding a majority of the Company's shares currently issued and outstanding consented to the an increase in the number of authorized common shares from 30,000,000 to 100,000,000; effectuated a 100 to 1 reverse split: a change in domicile to Nevada and a change in the Company's name to be selected at a later date.

         In July 2005, shareholders holding a majority of the Company's common stock currently issued and outstanding consented to a 2:1 reverse split of the common stock.

         In August 2005, shareholders consented to a plan of reorganization.

     In December 2005, the name Voxpath Holdings, Inc. was selected as the new name of the Company.

--------------------------------------------------------------------------------
                                     PART II
--------------------------------------------------------------------------------


ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTER.

         The Company's Common Stock is quoted on the National Association of Securities Dealers Electronic Bulletin Board under the symbol "VXPH". Set forth below are the high and low bid prices for the Company's Common Stock for the last two fiscal years. Although the Company's Common Stock is quoted on the Electronic Bulletin Board it has traded sporadically with no real volume. Consequently, the information provided below may not be indicative of the Company's Common Stock price under different conditions. As of February 14, 2006, the Company had approximately 235 shareholders of record.

       Year                Quarter Ended            High        Low
------------------  -------------------------- --------- ----------
2004                March 31                        .20         .10
                    June 30                         .10         .10
                    September 30                    .10         .10
                    December 31                     .10         .10
2005                March 31                         .-          .-
                    June 30                          .-          .-
                    September 30                     .-          .-
                    December 31                      .-          .-

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

         In January 2005, shareholders holding a majority of the Company's shares currently issued and outstanding consented to the an increase in the number of authorized common shares from 30,000,000 to 100,000,000; effectuated a 100 to 1 reverse split: and a change in the Company's name to be selected at a later date. The Board deemed it in the best interest of the Company, and in the interest of public policy, to protect small shareholders by not reversing any certificate that was currently less than 100 shares or reversing any certificate more than 100 shares to an amount below 100 shares. In July 2005, in anticipation of the acquisition of Voxpath Network, Inc. shareholders holding a majority of the Company's shares currently issued and outstanding consented to a 2:1 reverse of the common stock.

         During April 2005, the Company issued 4,500,000 (post-split) shares of common stock to the new officer and director of the Company for serving in those positions. These services were valued at $9,000.

         In May 2005, the Company accepted the conversion of $640,800 of notes payable for the issuance of 600,000 (post-split) shares. In June 2005, the Company accepted the conversion of $427,794 of a note payable for the issuance of 400,556 post-split shares of the Company's common stock. July 8, 2005, the Company accepted conversion of $100,000 in debt for issuance of 187,266 common shares. These conversions of debt have been recorded in the appropriate accounts in the financial statements

         Effective July 13, 2005, shareholders owning a majority of the stock consented to a 2 to 1 reverse split of the Company's common stock. In an effort to preserve shareholders in "round lots", which is of benefit to the shareholders and the Company, no certificate below one hundred shares has been reversed and no certificate greater than one hundred shares was reversed below one hundred shares. No fractional shares were issued in connection with such recapitalization and only fractional shares were rounded up to the nearest whole number. This transaction was not intended to be a "going private" transaction. The rights of existing shareholders were not altered and no shareholder was eliminated as a result of the reverse split. All common shares have been retroactively restated to reflect the 2:1 reverse split.

         As a result of the above new issuances and reverse splits of common stock the Company's outstanding shares of common stock increased from 260,706 (post-split) at the beginning of 2005 to 5,829,062 (post-split) at December 31, 2005. There have been no issuances of preferred stock during 2005 and the outstanding is still zero.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Overview.
         The following discussions should be read in conjunction with the financial statements included with this report and comparisons are presented for the years ended December 31, 2005 and 2004.

Plan of Operation.

         On August 19, 2005, the Company and Voxpath Networks, Inc., a Delaware corporation and a hosted broadband business communications company, ("Voxpath"), entered into an Agreement and Plan of Merger and Reorganization pursuant to which the Company will acquire Voxpath in a stock- for-stock transaction.

         On November 30, 2005, the Company and Voxpath entered into Amendment No. 2 to Agreement and Plan of Reorganization pursuant to which the number of shares of the Company common stock to be issued in exchange for each share of Voxpath capital stock in the merger was reduced from 0.1563 to 0.1275. The Agreement and Plan of Merger and Reorganization was previously amended to extend the period of time to close the merger until December 31, 2005. The closing of the merger remain subject to certain closing conditions, including the approval of the stockholders of both Voxpath and the Company. The Amendment No.2 to Agreement and Plan of Reorganization is filed as Exhibit 2.1 and is incorporated by reference.

         In February 2006, the Company terminated its proposed transaction with Voxpath, which agreed to pay all fees and costs associated with the proposed transaction. The Company is now in the process of finding a business opportunity to merge with or acquire.

Liquidity and Capital Resources.

         As of December 31, 2005, the Company had negative working capital of $628,233 compared to $1,738,032 at December 31, 2004. The Company has minimal assets and is currently in the process of looking for business opportunities to merge with or acquire. During the next twelve months, the Company will need to raise additional capital through private funding to meet the financial needs of being a reporting company and to meet the obligations of the current accounts payable.

         The current liabilities of the Company at December 31, 2005, were $628,243, which consist mainly of notes payable and accrued interest to a related party. During the second and third quarters, the Company accepted the conversion of debt totaling an aggregate of approximately $1,168,600.

Results of Operations

         The Company has not generated any revenue for at least the last two years. The Company reported a net loss of $(1,100,286) for the year ended December 31, 2005, compared to a loss of $(121,846) for the previous year. The increase in net loss is attributable to an accounting valuation of stock issued to a member of management for services.

         The Company anticipates very little or no overhead from future operations until a successor business can be acquired or merged.

         For the year ended December 31, 2005, the Company incurred $914,524 in general and administrative expense and had an operating loss of $914,524 compared to $178,107 in general and administrative expense and an operating loss of $178,107 during the same period in 2004.

         During the fourth fiscal quarter, approximately $11,400 of accounts payable were settled in exchange for convertible notes at 10% interest and are reflected in that portion of the Company's financial statements

         The Company's auditors have indicated they have a concern as to the Company's ability to continue in business. The Company does not have sufficient cash and has not had significant operations since its inception. Without additional financing or the implementation of other exit strategies, it would be unlikely for the Company to continue operating.

ITEM 7.  FINANCIAL STATEMENTS
(a)(1) The following financial statements of the Company and its subsidiaries have been filed as part of this report:

Report of Independent Registered Public Accounting Firm.

Balance Sheets as of December 31, 2005 and December 31, 2004.

Statements of Operations for the years ended December 31, 2005 and December 31, 2004.

Statements of Stockholders' Equity for the period from Inception to December 31, 2005.

Statements of Cash Flows for the years ended December 31, 2005 and December 31, 2004.

Notes to Financial Statements.

(2) Schedules are omitted because of the absence of conditions under which they are required or because the required information is given in the financial statements or notes thereto.

             Report of Independent Registered Public Accounting Firm

/Lettterhead/
To the Stockholders and Directors of
Voxpath Holdings, Inc., formerly Uintah Mountain Copper Company

We have audited the accompanying balance sheets of Voxpath Holdings, Inc.,(formerly Uintah Mountain Copper Company) (a Nevada Corporation) (a development stage company) as of December 31, 2005 and 2004 and the related statements of operations, stockholders' equity and cash flows for the years then ended, and the period January 28, 1946 (inception) to December 31, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with standards of the PCAO (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Voxpath Holdings, Inc. at December 31, 2005 and 2004 and the results of its operations and cash flows for the years then ended and the period January 28, 1946 (inception) to December 31, 2005 in conformity with generally accepted accounting principles in the United States.

The accompanying financial statements have been prepared assuming that Voxpath Holdings, Inc., will continue as a going concern. As discussed in Note 2 to the financial statements, Voxpath Holdings, Inc., has suffered recurring losses from operations and has a net capital deficiency that raises substantial doubt about the company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Chisholm, Bierwolf & Nilson, LLC
Bountiful, Utah
April 12, 2006

                             Voxpath Holdings, Inc.
                formerly known as Uintah Mountain Copper Company
                          (A Development Stage Company)
                                 Balance Sheets

                                                                            December 31,            December 31,
                                                                                2005                    2004
                                                                           ------------------  ----------------------
Assets
Current Assets
Cash                                                                       $               10  $                  697
                                                                           ------------------  ----------------------
         Total Current Assets                                                              10                     697
Property                                                                                    -                  41,461
Other Assets
Deposits                                                                                    -                  10,000
                                                                           ------------------  ----------------------
          Total Other Assets                                                                -                  10,000
                                                                           ------------------  ----------------------
          Total Assets                                                     $               10  $               52,158
                                                                           ==================  ======================

Liabilities and Stockholders' Equity
Current Liabilities
Accounts Payable                                                           $            3,543   $               1,222
Interest Payable                                                                            -                 678,812
Notes Payable - Note 6                                                                624,699               1,068,594
                                                                           ------------------  ----------------------
          Total Current Liabilities                                                   628,242               1,748,728
          Total Liabilites                                                            624,242               1,748,728
                                                                           ------------------  ----------------------
Stockholders' Equity (Deficit)
Common Stock; 100,000,000 Shares Authorized; at
$.001 Par Value; 5,829,062 (post-split) and 260,706 (post-                              5,829                     261
split) Shares Issued and Outstanding, respectively
Capital in Excess of Par Value                                                      3,555,912               1,492,856
 Deficit accumulated during the Development Stage                                  (4,189,973)             (3,189,687)
                                                                           ------------------  ----------------------
          Total Stockholders' Equity (Deficit)                                       (628,232)             (1,696,570)
                                                                           ------------------  ----------------------
          Total Liabilities & Stockholders' Equity                         $               10  $               52,158
                                                                           ==================  ======================

              The accompanying notes are an integral part of these
                              financial statements.

                             Voxpath Holdings, Inc.
                formerly known as Uintah Mountain Copper Company
                          (A Development Stage Company)
                            Statements of Operations
                               For the Years Ended

                                                                                                         From
                                                                                                     Inception on
                                                                                                      January 28,
                                                                                                     1946 through
                                                       December 31,           December 31,           December 31,
                                                           2005                   2004                   2005
                                                  ------------------------    -----------------    -------------------
Revenue                                           $                     -     $               -    $                 -
                                                  ------------------------    -----------------    -------------------
Expenses
General & Administrative                                           914,524               68,028              3,428,125
Depreciation                                                             -                    -                  8,520
Impairment of Mining Assets                                              -              110,079                110,079
                                                  ------------------------    -----------------    -------------------
          Total Expenses                                           914,524              178,107               3,546,724
Net Income (Loss) from  Operations                                (914,524)            (178,107)             (3,546,724)
Other Income (Expenses)
Forgiveness of Debt                                                      -              159,033                159,033
Loss on Disposal of Assets - Note 4                                (51,451)                   -                (51,451)
Interest Income                                                          -                    -                    586
Interest Expense                                                   (34,311)            (102,672)              (750,117)
                                                  ------------------------    -----------------    -------------------
          Total Other Income (Expenses)                            (85,762)             56, 361               (641,949)
                                                  ------------------------    -----------------    -------------------
          Income (Loss) - Before Taxes                          (1,000,286)            (121,746)            (4,188,673)
                                                  ------------------------    -----------------    -------------------
          Taxes  - Note 5                                                -                  100                  1,300
                                                  ------------------------    -----------------    -------------------
          Net Income (Loss)                       $             (1,000,286)   $        (121,846)   $        (4,189,973)
                                                  ========================    =================    ===================
Net (Loss) Per Common Share                       $                   (.25)   $            (.92)
                                                  ========================    =================
Weighted Average Outstanding Shares                              4,009,453              132,443
                                                  ========================    =================



              The accompanying notes are an integral part of these
                             financial statements.

                             Voxpath Holdings, Inc.
                formerly known as Uintah Mountain Copper Company
                          (A Development Stage Company)
                       Statements of Stockholders' Equity
                 From January 28, 1946 through December 31, 2005

                                                                                                           Accumulated
                                                                                                             Deficit
                                                                                      Capital In           During the
                                                         Common Stock                  Excess of           Development
                                                   Shares            Amount            Par Value              Stage
                                              ----------------- ----------------- -------------------        --------------
Balance, January 28, 1946                                     - $               - $                 -        $            -
Shares issued for cash, services
and debt at $23.35 per share                             59,732                60           1,395,199                     -
Shares issued for cash at
approximately $100.00 per share                             560                 1              55,999                     -
Shares issued for debt at $100.00
per share                                                   138                 -              13,859                     -
Shares issued for cash at
approximately $40.00 per share                              375                 -              14,999                     -
Net Loss for period from inception
on January 28, 1946 through                                   -                 -                   -            (2,592,442)
                                              ----------------- ----------------- -------------------        --------------
December 31, 1999
Balance, December 31, 2000                               60,805                61           1,480,056            (2,592,442)
Net Loss for the Year Ended
December 31, 2001                                             -                -                    -              (148,816)
                                              ----------------- ----------------  --------------------      ---------------
Balance, December 31, 2001                               60,805                61            1,480,056           (2,741,258)
Net Loss Year Ended December
31, 2002                                                      -                -                     -             (166,741)
                                              ----------------- ----------------  --------------------      ---------------
Balance, December 31, 2002                               60,805                61            1,480,056           (2,907,999)
Net Loss Year Ended December
31, 2003                                                      -                 -                    -             (159,842)
                                              ----------------- ----------------- --------------------      ---------------
Balance, December 31, 2003                               60,805                61            1,480,056           (3,067,841)

Shares issued for services @ $.199                       65,000                65              12,835                      -
Fractional shares issued due to
rounding of 100:1 reverse stock                           4,548                 5                 (5)                      -
split
Net Loss Year Ended December
31, 2004                                                      -                 -                    -             (121,846)
                                              ----------------- ----------------- --------------------      ---------------
Balance, December 31, 2004                              130,353               130            1,492,886           (3,189,687)
Shares issued for services @ $.20                     4,500,000             4,500              895,500                    -
Shares issued for conversion of
debt @ $1.068 per share                               1,000,556             1,000            1,067,594                    -
Shares issued for conversion debt
@ $.534 per share                                       187,266               187               99,813                    -
Fractional shares issued due to
rounding of 2:1 reverse stock split                      10,887                11                  (11)
Net Loss Year Ended December
31, 2005                                                      -                -                     -           (1,000,286)
                                              ----------------- ----------------- --------------------      ---------------
Balance, December 31, 2005                            5,829,062 $           5,829 $          3,555,782      $    (4,189,973)
                                              ================= ================= ====================      ===============

              The accompanying notes are an integral part of these
                             financial statements.

    Voxpath Holdings, Inc., formerly known as Uintah Mountain Copper Company
                          (A Development Stage Company)
                             Statements of Cash Flow

                                                                                                            For the Period
                                                                          For the Years Ended              January 28, 1946
                                                                              December 31,                  (Inception) to
                                                                                                             December 31,
                                                                        2005               2004                  2005
                                                                  -----------------  ------------------      ------------------
Cash Flows from Operating Activities
Net (Loss)                                                        $      (1,000,286) $         (121,846)     $       (3,298,943)
Adjustments to Reconcile Net Income to Net Cash
Provided by Operating Activities:
  Depreciation & Amortization                                                     -                   -                   8,520
  Loss on Sale of Assets                                                     41,451                   -                  41,451
  Impairment of Mine Development Costs                                            -             110,078                 110,078
  Common Stock for Services Expenses                                        900,030              13,000                  22,000
Changes in Assets & Liabilities:
  (Increase) Decrease in deposits                                            10,000             (10,000)                      -
  Increase (Decrease) in Accounts Payable                                     2,322             (63,853)                  1,100
  Increase in income taxes payable                                                -                   -                     100
  Increase (Decrease)  in accrued salaries                                        -            (656,300)                      -
  Increase (Decrease) in Interest Payable                                    34,311              69,250                 713,470
                                                                  -----------------  ------------------      ------------------
Net Cash Provided (Used) by Operating Activities                            (12,172)           (659,671)             (2,402,224)
                                                                  -----------------  ------------------      ------------------
Cash Flows from Investing Activities:
   Proceeds from sale of assets                                                  10                   -                      10
  Payments for mine development                                                   -                   -                (110,078)
  Purchase of property and equipment                                              -                   -                  (8,520)
                                                                  -----------------  ------------------      ------------------
Net Cash Provided (Used) by Investing Activities                                 10                   -                (118,588)
                                                                  -----------------  ------------------      ------------------
Cash Flows from Financing Activities
    Common stock issued for cash                                                  -                   -               1,402,757
    Payments on long-term liabilities                                             -                   -                 (41,461)
     Proceeds from Notes Payable                                             11,475             660,159               1,157,429
    Net proceeds from (payments on) line of credit                                -                   -                   2,097
                                                                  -----------------  ------------------      ------------------

  Net Cash Provided (Used) by  Financial Activities                          11,475             660,159               2,520,822
                                                                  -----------------  ------------------      ------------------
          Increase (Decrease) in Cash                                          (687)                488                      10
          Cash, Beginning of Period                                             697                 209                       -
                                                                  -----------------  ------------------      ------------------
          Cash, End of Period                                      $             10  $              697      $               10
                                                                  =================  ==================      ==================

Supplemental Disclosure
Acquisition of property and equipment by assuming
debt                                                              $               -  $                -      $           41,461
    Issuances of common stock for debt                                    1,168,725                   -                  79,548
     Interest                                                                     -                   -                   3,149
     Income Taxes (Including Interest & Penalties)                                -                 100                   1,300
Non Cash Transactions
   Stock Issued for Services                                                900,030              13,000                  22,000



              The accompanying notes are an integral part of these
                             financial statements.

                             Voxpath Holdings, Inc.
                formerly known as Uintah Mountain Copper Company
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                           December 31, 2005 and 2004

NOTE 1 -     SIGNIFICANT ACCOUNTING POLICIES

Organization and Operating History
The Company was incorporated in the State of Utah on January 28, 1946. The Company was organized to conduct mining operations in the State of Utah and elsewhere. The initial capital of the Company consisted of $35,000 in cash from incorporators for 350,000 shares of $.10 par value common stock. The Company initially authorized 1,000,000 shares of $.10 par value common stock. During 1989 the Company amended its articles of incorporation to have 30,000,000 authorized shares of common stock. During January of the fiscal year 2005, the Company amended the articles to increase the authorized to 100,000,000 shares of common stock, change the par value to $.001, effect a reverse split on a 100:1 basis, and change domicile to Nevada. In May 2005, the Company amended its articles to effect a second reverse split on a 2:1 basis. In the last fiscal quarter the name of the Company was changed to Voxpath Holdings, Inc. The financial statements reflect the reverse split on a retroactively applied basis.

The Company has yet to fully develop any material income from its stated primary objective and it is classified as a development stage company according to FAS
7. Due to the inability to obtain funding to continue development of mining operations, the capitalized mine development costs were written off as they have become permanently impaired due to the Company's election to change business focus. All mining claims were assigned to an unrelated third party during the fourth quarter of 2004. During 2005, the Company had no business operations related to the mining industry.

During 2000, the Company purchased land on which the natural pigment production facility was to be built subject to the Company obtaining external financing and the issuance of the U.S. Forest Service environmental field studies report. However, during 2004, due to lack of capital the Company changed its business focus from the mining operations and sold the land for $10 and other consideration to an unrelated third party.

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

                             Voxpath Holdings, Inc.
                formerly known as Uintah Mountain Copper Company
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                           December 31, 2005 and 2004

NOTE 1 -     SIGNIFICANT ACCOUNTING POLICIES (Continued)

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
                                                   2005          2004
                                          --------------     ------------
BASIC LOSS PER SHARE:
       Net loss                           $   (1,000,286)    $   (121,846)
       Shares outstanding                      4,009,453          132,443
                                          --------------     ------------
       Loss per basic share               $         (.03)    $       (.92)
                                          ==============     ============

Concentrations of Credit Risk
At December 31, 2005, the Company has no significant concentrations of credit risk related to cash or receivables.

                             Voxpath Holdings, Inc.
                formerly known as Uintah Mountain Copper Company
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                           December 31, 2005 and 2004

NOTE 1 -     SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
New Accounting Pronouncements

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections, a Replacement of APB Opinion No. 20 and SFAS No. 3. SFAS No. 154 replaces APB Opinion No. 20, Accounting Changes and SFAS No 3, Reporting Accounting Changes in Interim Financial Statements and changes the requirement for the accounting for and reporting of a change in accounting principles. SFAS No. 154 applies to all voluntary changes in accounting principles. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed. The provisions of SFAS No. 154 will be effective for accounting changes made in fiscal year beginning after December 15, 2005. We do not presently expect to make any accounting changes that would be affected by the adoption of SFAS No. 154 that will have a material impact on the Company's financial condition or operations in the foreseeable future.

In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123 (Revised 2004), Share-Based Payment (SFAS 123R). SFAS 123R requires that compensation cost related to share-based employee compensation transactions be recognized in the financial statements. Share-based employee compensation transactions within the scope of SFAS 123R include stock options, restricted stock plans, performance-based awards, stock appreciation rights and employee share purchase plans. The Company has previously accounted for any stock-based employee compensation under Accounting Principles Board (APB) Opinion No. 25, the effect of which has not been significant in recent periods due to the absence of such compensation. The provisions of SFAS 123R will be effective during the first interim fiscal period that begins after December 15, 2005, during which the Company grants any form of stock-based compensation. Since the Company has no present plans to award such compensation in the foreseeable future, the likely effect of adoption cannot be predicted at this time.

                             Voxpath Holdings, Inc.
                formerly known as Uintah Mountain Copper Company
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                           December 31, 2005 and 2004

NOTE 2 -     GOING CONCERN

The Company's financial statements are prepared using U.S. generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company does not have significant cash and has not had significant operations since its inception. Without additional financing it would be unlikely for the Company to pursue and realize its objectives. The Company plans to obtain such additional financing through the sale of its common stock, business development loans, grants, end user product purchase orders or loans from officers and stockholders. The Company anticipates obtaining external financing at the beginning of 2006

NOTE 3 -     PROPERTY AND EQUIPMENT

Property and equipment as of December 31, 2005 and 2004 are detailed in the following summary:

Cost:                                            2005              2004
-----                                      ---------------- -----------------
   Land                                    $      -         $          41,461
                                           ---------------  -----------------
Less accumulated depreciation                      -                         -
                                           ---------------- ------------------
Net Book Value                             $      -         $          41,461
                                           ================ ==================

During 2004, the Company resolved to change its business focus and discontinue the mining operations. Therefore, the land was disposed of in 2005 and the Company commenced searching for new business opportunities.

NOTE 4 -   SALE OF ASSETS

Due to the Company's decision to abandon the business of developing mining claims, it sold its remaining real estate, the mining claims, and the reclamation bond to a unrelated entity for $10 and other valuable considerations.

                             Voxxpath Holdings, Inc.
                formerly known as Uintah Mountain Copper Company
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                           December 31, 2005 and 2004

NOTE 5 -     INCOME TAXES
The components of income tax expense related to continuing operations are as follows:


                             2005               2004
                       -----------------  -----------------
State                  $               -  $             100
Federal                                -                  -
Deferred                               -                  -
                       -----------------  -----------------
     Total             $               -  $             100
                       =================  =================

     Differences between the U.S. statutory and effective  tax rates:

                                                  2005          2004
                                                --------     ---------
U.S. Statutory Rate                             $      -     $ (41,400)
State income taxes, net of federal tax effect          -             -
Change in valuation allowance                          -        41,500
                                                --------     ---------
     Income Tax Expense                         $      -     $     100
                                                ========     =========

Voxxpath Holdings, Inc.
formerly known as Uintah Mountain Copper Company
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
December 31, 2005 and 2004

NOTE 5 -     INCOME TAXES (continued)
The net deferred income taxes in the accompanying balance sheets include the following amounts of deferred income tax assets and liabilities:

                                              2005              2004
                                        ---------------   ---------------
Deferred Tax Assets:
Net operating loss                      $       628,496   $       608,800
Charitable contribution carryforward                  -               700
Deferred officer compensation                         -           189,800
                                        ---------------   ---------------
                                                628,496           799,300
Valuation allowance                            (628,496)         (799,300)
                                        ---------------   ---------------
Total deferred tax assets                             -                 -
                                        ---------------   ---------------
Deferred Tax Liabilities                              -                 -
                                        ---------------   ---------------
Net deferred tax assets                 $             -   $             -
                                        ===============   ===============

At December 31, 2005 and 2004, the Company's deferred tax assets are fully offset by a valuation allowance. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the period in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax items, projected future taxable income, and tax planning strategies in making this assessment. Based on the projections for future taxable income over the periods that the deferred tax assets are deductible, management believes it is more likely than not that the Company will not realize the benefits of these deductible differences.

At December 31, 2005, the Company has approximately $1,600,000 of net operating loss carryforwards available to reduce future taxable income. These carryforwards will expire beginning in 2007.

    Voxpath Holdings, Inc., formerly known as Uintah Mountain Copper Company
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                           December 31, 2005 and 2004

NOTE 6 -     NOTES PAYABLE

Notes totaling an aggregate of approximately $1,603,734 which were convertible into common shares with interest accruing at 7% and 10% respectively. These notes have been converted. In May 2005, the Company accepted the conversion of $640,800 of notes payable for the issuance of 600,000 (post-split) shares. In June 2005, the Company accepted the conversion of $427,794 of a note payable for the issuance of 400,556 post-split shares of the Company's common stock. July 8, 2005, the Company accepted conversion of $100,000 in debt for issuance of 187,266 common shares. These conversions of debt have been recorded in the appropriate accounts in the financial statements

During the fourth fiscal quarter, approximately $11,400 of accounts payable were settled in exchange for convertible notes at 10% interest and are reflected in that portion of the Company's financial statements

NOTE 7 - COMMON STOCK ISSUANCE
During April 2005, the Company issued 4,500,000 (post-split) shares of common stock to the new officer and director of the Company for serving in those positions in behalf of the Company Accordingly common stock and additional paid in capital were credited $4,500 and $895,500. respectively.

During the period covered in this report, 1,125 shares of common stock were issued due to the reverse split.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         On March 22, 2005, the Board of Directors approved the termination of Wisan, Smith, Racker & Prescott, LLP and subsequently engaged Chisholm, Bierwolf, Nilson, LLC to conduct an audit of its financial statements as of and for the year ended December 31, 2004 and 2005. During the fiscal years of December 31, 2003 and 2002, and through December 31, 2004, the Company had not consulted with Chisholm, Bierwolf, Nilson regarding (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company's financial statements, and no written report or oral advice was provided to the Company by concluding there was an important factor to be considered by the Company in reaching a decision as to an accounting, auditing or financial reporting issue; or (ii) any matter was either the subject of a disagreement, as that term is defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions thereto, or a reportable event, as that term is defined in Item 304(a)(1)(v) of Regulation S-K.

ITEM 8 A.  CONTROLS AND PROCEDURES

         (a) Evaluation of disclosure controls and procedures. The Company maintains disclosure controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934, is recorded, processed, summarized and reported within the time period specified int eh rules and forms of the Securities and Exchange Commission. The Company's management including its principal executive officer and its principal financial officer, based on their evaluation of the Company's disclosure controls over financial reporting and procedures (as defined in Exchange Act Rules 13a-14 (c)) in connection with the Annual Report on Form 10-KSB as of September 30, 2005, have concluded that the Company's disclosure controls over financial reporting and procedures are adequate and effective as of September 30, 2005 for the purposes set forth in the definition in Exchange Act rules.

         (b) Changes in internal controls over financial reporting. There were not been any significant changes in the Company's internal controls over financial reporting or in other factors that could materially affect or is reasonably likely to materially affect, significantly affect the Company's internal controls subsequent to the date of their evaluation

ITEM 8 B.  OTHER INFORMATION

         Reports on Form 8-K filed during the period covered by this report.

          1) December 19, 2005. Item 5.03 - Amendments to Articles of Incorporation or Bylaws, Name Change.

          2) November 30, 2005. Item 1.01 - Entry into a Material Definitive Agreement.

          3) August 19, 2005. Item 1.01 - Entry into a Material Definitive Agreement.

          4) March 22, 2005. Item 4.01 - Change in Registrant's Certifying Accountant.

                                    PART III



ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The following information is furnished with respect to the Company's Board of Directors and executive officers. There are no family relationship between or among any of the Company's directors or executive officers.

Directors and Executive Officers

Biographical Information

         Set forth below is certain biographical information with respect to each of the Company's officers and directors.

                     Age   Director
     Name          (2005)    Since      Position with the Company
------------------ ------ ---------   ------------------------------
James Anderson       55      2004      President, CEO and Director

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

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

         To the knowledge of management, one Form 3 has been filed late by the director and CEO of the Company.

ITEM 10.  EXECUTIVE COMPENSATION

Cash Compensation.  No cash compensation was paid during 2005.

Bonuses and Deferred Compensation   None.

Compensation Pursuant to Plans. None.

Pension Table.   None.

Other Compensation. During the year 2005, the company's sole officer and director was issued shares at par value for services rendered. The value of consideration for purposes of issuing the shares is valued at $9,000. For accounting purposes, the stock was value at $900,000.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth the number of shares of the Company's Common Stock, par value $0.001, held by each person who is believed to be the beneficial owner of 5% or more of the 260,706 (post- reverse-split) shares of the Company's common stock outstanding at March 22, 2005, based on the Company's transfer agent's list, representations and affidavits from shareholders and beneficial shareholder lists provided by the Depository Trust and securities broker dealers, and the names and number of shares held by each of the Company's officers and directors and by all officers and directors as a group.

Name and Address Of Beneficial Owner       Beneficial Ownership      Percent of Class
------------------------------------      ---------------------      ----------------
James Anderson                               4,500,000 (post)              77%
378 North Main, #124
Layton, UT 84041
Officers and Directors as a Group (one)      4,500,000 (post)              77%

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

         32. Written Statement of Chief Executive Officer and Chief Financial Officer with respect to compliance with Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and pursuant to 18 U.S.C. ss.1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002

         *2.1 Amendment No.2 to Agreement and Plan of Reorganization dated as of November 30, 2005.

Incorporated by reference.

ITEM 14.  PRINCIPLE ACCOUNTANT FEES AND SERVICES.

Audit Fees

         The aggregate fees billed for professional services rendered by the Company's principal accountant for the audit of the annual financial statements included in the quarterly reports and other fees that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the fiscal years ended December 31, 2005 and 2004 were $5,822 and $7,000 respectfully.

Audit-Related Fees

         The aggregate fees billed for assurance and related services by the Company's principal accountant that are reasonably related to the performance of the audit or review of the financial statements, other than those previously reported in this Item 14, for the fiscal years ended December 31, 2005 and 2004 were $0 and $0, respectfully.

Tax Fees

         The aggregate fees billed for assurance and related services by the principal accountant for tax compliance, tax advice and tax planning for the fiscal years ended December 31, 2005 and 2003 were $0 and $0, respectfully.

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


                                            Voxpath Holdings, Inc.

                                            By:/s/   James Anderson
                                             James Anderson

Dated: April 14, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons of behalf of the Registrant and in the capacities and on the dates indicated.


SIGNATURE               TITLE                          DATE

/s/ James Anderson      President and Director
                        (Principal Executive and
                        Financial Officer)             April 14, 2006