Form 10QSB
period 2006-03-31
UINTAH MOUNTAIN COPPER COMPANY
filed 2006-05-09
CIK 862651

SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                   FORM 10-QSB

                   Quarterly Report Under Section 13 or 15 (d)
                     Of the Securities Exchange Act of 1934


                        For Quarter Ended: March 31, 2006

                         Commission File Number: 0-27019


                             Voxpath Holdings, Inc.
                      (fka Uintah Mountain Copper Company)
             (Exact name of registrant as specified in its charter)

            NEVADA                                     87-0369205
     ----------------------                         ----------------
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

                                    5,829,062
                            ------------------------
              (Number of shares of common stock the registrant had
                        outstanding as of April 14, 2006)
                                          --------------

                                     PART 1

ITEM 1 - FINANCIAL STATEMENTS

         The condensed financial statements included herein have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission.

         In the opinion of the Company, all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position of the Company as of March 31, 2006 and the results of its operations and changes in its financial position from December 31, 2005 through March 31, 2006 have been made. The results of its operations for such interim period is not necessarily indicative of the results to be expected for the entire year.

                             Voxpath Holdings, Inc.
                      (fka Uintah Mountain Copper Company)
                          (A Development Stage Company)
                            Condensed Balance Sheets


                                                                       March 31,       December 31,
                                                                         2006                   2005
                                                                 --------------------  --------------------
                                                                      (Unaudited)
                                     ASSETS
CURRENT ASSETS
     Cash                                                        $                 10  $                 10
                                                                 --------------------  --------------------
 TOTAL ASSETS                                                    $                 10  $                 10
                                                                 ====================  ====================
                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
       Accounts Payable                                                         4,219                 3,543
       Notes Payable                                                          624,599               624,699
       Accrued Interest Payable                                                   283                     -
                                                                 --------------------  --------------------
TOTAL CURRENT LIABILITIES                                                     629,101               628,242
                                                                 --------------------  --------------------
TOTAL LIABILITIES                                                             629,101               628,242
STOCKHOLDERS' EQUITY(DEFICIT)
     Common stock, par value $.001, 100,000,000 shares
     authorized 5,829,062 shares issued and outstanding,                        5,829                  5,829
respectively.
     Additional paid-in-capital                                             3,555,912              3,555,912
     Deficit accumulated in the development stage                          (4,190,831)            (4,189,973)
                                                                 --------------------  ---------------------
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                         (629,090)              (628,232)
                                                                 --------------------  ---------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                       $                 10  $                  10
                                                                 --------------------  =====================


              The accompanying notes are an integral part of these
                             financial statements.
                                        3

                             Voxpath Holdings, Inc.
                      (fka Uintah Mountain Copper Company)
                          (A Development Stage Company)
                       Condensed Statements of Operations
                                   (Unaudited)

                                                                                                        For the Period
                                                                                                        from Inception
                                                            For the Three Months Ended                   January 28,
                                                                     March 31,                           1946 through
                                                          2006                      2005                March 31, 2006
                                                    --------------------     -------------------       ----------------
REVENUE                                             $                  -     $                 -       $              -
                                                    --------------------     -------------------       ----------------
EXPENSES
    Depreciation                                                       -                       -                  8,520
    Impairment of mine development
    costs                                                              -                       -                110,078
   General and administrative                                        575                   4,034              3,428,700
                                                    --------------------     -------------------       ----------------
TOTAL OPERATING EXPENSES                                             575                   4,034              3,547,299
                                                    --------------------     -------------------       ----------------
OPERATING LOSS                                                      (575)                 (4,034)            (3,547,299)
OTHER INCOME (EXPENSES)
    Interest Income                                                    -                       -                    586
    Forgiveness of debt and interest                                   -                       -                159,033
   Gain (Loss) on disposal of assets                                   -                 (51,451)               (51,451)
    Interest expense                                                (283)                (19,183)              (750,400)
                                                    --------------------     -------------------       ----------------
  Total Other Income (Expenses)                                     (283)                (70,634)              (642,232)
                                                    --------------------     -------------------       ----------------
Loss before income taxes                                            (858)                (74,668)             (4,189,531)
Income Taxes                                                           -                       -                 (1,300)
                                                    --------------------     -------------------       ----------------
NET LOSS                                            $               (858)    $           (74,668)      $     (4,190,831)
                                                    ====================     ===================       ================
Net loss per share: Basic/diluted                   $               (.00)    $              (.03)
                                                    ====================     ===================
Weighted average number of shares
outstanding: Basic/diluted                                     5,829,062                 260,706
                                                    ====================     ===================


              The accompanying notes are an integral part of these
                             financial statements.
                                        4

                             Voxpath Holdings, Inc.
                formerly known as Uintah Mountain Copper Company
                          (A Development Stage Company)
                       Condensed Statements of Cash Flows
                                   (Unaudited)

                                                                                                       For the Period
                                                                                                       from Inception
                                                            For the Three Months Ended                   January 28,
                                                                     March 31,                           1946 through
                                                          2006                      2005                March 31, 2006
                                                    --------------------     -------------------       ----------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                            $               (858)    $           (74,668)      $     (4,190,831)
Adjustments to reconcile net loss to net
 cash flows used by operating activities:
   Depreciation                                                        -                       -                  8,520
   Loss on sale of assets                                              -                       -                 41,451
   Impairment of mine development costs                                -                       -                110,078
   Stock for services                                                  -                       -                913,030
Changes in operating assets and liabilities:
   Decrease in other assets                                            -                  10,000                      -
   Increase (decrease) in accounts payable                           575                   4,033                  1,675
   Increase in income taxes payable                                    -                       -                    100
   Increase (decrease) in accrued interest                           283                  19,184                713,753
                                                    --------------------     -------------------       ----------------

Net cash flows used by operating activities                            -                 (41,441)            (2,402,224)
                                                    --------------------     -------------------       ----------------
CASH FLOWS FROM INVESTING ACTIVITIES
   Proceeds from sale of assets                                        -                       -                     10
   Payments for mine development                                       -                       -               (110,078)
   Purchases of property and equipment                                 -                       -                 (8,520)
                                                    --------------------     -------------------       ----------------
Net cash used by investing activities                                  -                       -               (118,588)
                                                    --------------------     -------------------       ----------------
CASH FLOWS FROM FINANCING ACTIVITIES
   Common stock issued for cash                     $                  -     $                 -       $      1,402,757
   Payments on long-term liabilities                                   -                  41 461                (41,461)
   Net proceeds from notes payable                                     -                       -              1,157,429
   Net proceeds from (payments on) line of credit                      -                       -                  2,097
                                                    --------------------     -------------------       ----------------
Net cash flows from financing activities                               -                       -              2,520,822
                                                    --------------------     -------------------       ----------------
NET INCREASE (DECREASE) IN CASH                                        -                      10                      -
CASH AT THE BEGINNING OF THE PERIOD                                   10                     697                     10
                                                    --------------------     -------------------       ----------------
CASH AT THE END OF THE PERIOD                       $                 10     $               707       $             10
                                                    ====================     ===================       ================



              The accompanying notes are an integral part of these
                             financial statements.
                                        5

                             Voxpath Holdings, Inc.
                formerly known as Uintah Mountain Copper Company
                          (A DEVELOPMENT STAGE COMPANY)
                   Notes to the Unaudited Financial Statements
                                 March 31, 2006


NOTE 1- CONDENSED FINANCIAL STATEMENTS

The accompanying interim condensed financial statements of Voxpath Holdings, Inc., formerly known as Uintah Mountain Copper Company have been prepared in conformity with accounting principles generally accepted in the United States of America, consistent in all material respects with those applied in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2005. The interim financial information is unaudited, but reflects all normal adjustments, which are, in the opinion of management, necessary to provide a fair statement of results for the interim periods presented.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these interim condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's audited financial statements included in its registration statement on Form 10KSB for the year ended December 31, 2005. The results of operations for the periods ended March 31, 2006 and 2005 are not necessarily indicative of the results that may be expected for the entire year.


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

General

         Voxpath Holdings, Inc. formerly known as Uintah Mountain Copper Company, a Nevada corporation, (the "Company") was formed on January 30, 1946. The company was in the mining business, but the Company has been developing mining claims, known as, the Sunshine Quartz/Hematite Claims located in the Ashley National Forest of Duchesne County, Utah. The mining claims, which consisted of 30 unpatented load claims had no book value and were disposed of during the fourth quarter of 2004. The Company has no further business relating to the mining industry. In December 2005, the name of the Company was changed to Voxpath Holdings, Inc.

Liquidity and Capital Resources

         The Company has minimal liquid assets and is currently in the process of looking for business opportunities to merge with or acquire. At minimum, the Company will need to raise additional capital through private funding to meet the financial needs of being a reporting company.

         As of March 31, 2006, the Company had negative working capital of $629,090 compared to $1,771,239 at March 31, 2005. The current liabilities of the Company at March 31, 2006, were $624,599, which primarily consist of notes and accrued interest. The Company's financial position has not changed significantly from prior quarters with liabilities continuing to increase as the Company has no revenue to offset against ongoing expenses. The Company has minimal assets and is currently in the process of looking for business opportunities to merge with or acquire. During the next twelve months, the Company will need to raise additional capital through private funding to meet the financial needs of being a reporting company and to meet the obligations of the current accounts payable.

Results of Operations

         The Company has not generated any revenue since its inception in 1946. All activities have been focused on the obtaining of claims, developing the claims and in preparing the claims to commence mining operations. In 2004, the Company disposed of all assets in connection to the mining industry and has no further relations in that industry.

         For the three months ended March 31, 2006 and 2005, the Company incurred $575 and $4,033, respectively, in general and administrative expenses. Interest expenses for the three months ended March 31, 2006 and 2005, were $283 and $19,183, respectively. The decrease in interest is due to the prior notes being converted to stock. The balance of accrued interest not converted to common stock was reassigned as a note payable in December 2005. The net loss for the three months ended March 31, 2006 and 2005, was $858 and $74,668 respectively.

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

OTHER INFORMATION

Item 1.       Legal Proceedings............................................None

Item 2.       Changes in Securities .......................................None

Item 3.       Defaults Upon Senior Securities..............................None

Item 4.       Submission of Matters to a Vote of Security Holders..........None

Item 5.       Other Information............................................None

              In 2005, the Company entered into an Agreement and Plan of Merger and Reorganization with Voxpath Networks, Inc., a Delaware corporation("VNI"). In February 2006, due to certain closing conditions not being met, the Company terminated its proposed transaction with VNI which agreed to pay all fees and costs associated with the proposed transaction. The Company is now in the process of finding a business opportunity to merge with or acquire.

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


Dated: May 5, 2006      Voxpath Holdings, Inc.
                        formerly known as Uintah Mountain Copper Company

                        By: /s/
                            ---------------------------------------------------
                        James Anderson, Chief Executive Officer
                        and Principal Accounting Officer