Form 10KSB/A
period 2005-12-31
Voxpath Holdings, Inc.
filed 2006-06-28
CIK 862651

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.

                                  FORM 10-KSB/A

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days. [ X ] Yes [ ] No

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ x ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-w of the Exchange Act). [ X ] Yes [ ] No

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

       Year                Quarter Ended            High              Low
------------------  -------------------------- --------------- -----------------
2004                March 31                               .20               .10
                    June 30                                .10               .10
                    September 30                           .10               .10
                    December 31                            .10               .10
2005                March 31                                .-                .-
                    June 30                                 .-                .-
                    September 30                            .-                .-
                    December 31                             .-                .-

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

Chisholm, Bierwolf & Nilson, LLC
Bountiful, Utah
April 12, 2006

                             Voxpath Holdings, Inc.
                formerly known as Uintah Mountain Copper Company
                          (A Development Stage Company)
                                 Balance Sheets

                                                                              December 31,            December 31,
                                                                                 2005                    2004
                                                                           ------------------  ----------------------
                                                        Assets
Current Assets
Cash                                                                       $               10  $                  697
                                                                           ------------------  ----------------------
         Total Current Assets                                                              10                     697
Property                                                                                    -                  41,461
Other Assets
Deposits                                                                                    -                  10,000
                                                                           ------------------  ----------------------
          Total Other Assets                                                                -                  10,000
                                                                           ------------------  ----------------------
          Total Assets                                                     $               10  $               52,158
                                                                           ==================  ======================

                                         Liabilities and Stockholders' Equity
Current Liabilities
Accounts Payable                                                           $            3,543  $                1,222
Interest Payable                                                                            -                 678,812
Notes Payable - Note 6                                                                624,699               1,068,594
                                                                           ------------------  ----------------------
          Total Current Liabilities                                                   628,242               1,748,728
          Total Liabilites                                                            624,242               1,748,728
                                                                           ------------------  ----------------------
Stockholders' Equity (Deficit)
Common Stock; 100,000,000 Shares Authorized; at
$.001 Par Value; 5,829,062 (post-split) and 260,706 (post-                              5,829                     261
split) Shares Issued and Outstanding, respectively
Capital in Excess of Par Value                                                      3,555,912               1,492,856
 Deficit accumulated during the Development Stage                                  (4,189,973)             (3,189,687)
                                                                           ------------------ -----------------------
          Total Stockholders' Equity (Deficit)                                       (628,232)             (1,696,570)
                                                                           ------------------  ----------------------
          Total Liabilities & Stockholders' Equity                         $               10  $               52,158
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

                             Voxpath Holdings, Inc.
                formerly known as Uintah Mountain Copper Company
                          (A Development Stage Company)
                            Statements of Operations
                               For the Years Ended

                                                                                                         From
                                                                                                     Inception on
                                                                                                      January 28,
                                                                                                     1946 through
                                                       December 31,           December 31,           December 31,
                                                           2005                   2004                   2005
                                                  ------------------------    -----------------    -------------------
Revenue                                           $                     -     $               -    $                 -
                                                  ------------------------    -----------------    -------------------
Expenses
--------
General & Administrative                                           914,524               68,028              3,428,125
Depreciation                                                             -                    -                  8,520
Impairment of Mining Assets                                              -              110,079                110,079
                                                  ------------------------    -----------------    -------------------
          Total Expenses                                           914,524              178,107              3,546,724
Net Income (Loss) from  Operations                                (914,524)            (178,107)            (3,546,724)
Other Income (Expenses)
Forgiveness of Debt                                                      -              159,033                159,033
Loss on Disposal of Assets - Note 4                                (51,451)                   -                (51,451)
Interest Income                                                          -                    -                    586
Interest Expense                                                   (34,311)            (102,672)              (750,117)
                                                  ------------------------    -----------------    -------------------
          Total Other Income (Expenses)                            (85,762)             56, 361               (641,949)
                                                  ------------------------    -----------------    -------------------
          Income (Loss) - Before Taxes                          (1,000,286)            (121,746)            (4,188,673)
                                                  ------------------------    -----------------    -------------------
          Taxes  - Note 5                                               -                   100                   1,300
                                                  ------------------------    ------------------   --------------------
          Net Income (Loss)                       $             (1,000,286)   $        (121,846)   $         (4,189,973)
                                                  ========================    =================    ====================
Net (Loss) Per Common Share                       $                   (.25)   $            (.92)
                                                  ========================    =================
Weighted Average Outstanding Shares                              4,009,453              132,443
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


                                                                                                              Accumulated
                                                                                                               Deficit
                                                                                         Capital In           During the
                                                          Common Stock                    Excess of           Development
                                                   Shares              Amount             Par Value              Stage
                                              -----------------   ----------------   --------------------   ---------------
Balance, January 28, 1946                                     -   $              -   $                  -   $             -
Shares issued for cash, services
and debt at $23.35 per share                             59,732                 60              1,395,199                 -
Shares issued for cash at
approximately $100.00 per share                             560                  1                 55,999                 -
Shares issued for debt at $100.00
per share                                                   138                  -                 13,859                 -
Shares issued for cash at
approximately $40.00 per share                              375                  -                 14,999                 -
Net Loss for period from inception
on January 28, 1946 through                                   -                  -                      -        (2,592,442)
                                              -----------------   ----------------   --------------------   ---------------
December 31, 1999
Balance, December 31, 2000                               60,805                 61              1,480,056        (2,592,442)
Net Loss for the Year Ended
December 31, 2001                                             -                  -                      -          (148,816)
                                              -----------------   ----------------   --------------------   ---------------
Balance, December 31, 2001                               60,805                 61              1,480,056        (2,741,258)
Net Loss Year Ended December
31, 2002                                                      -                  -                      -          (166,741)
                                              -----------------   ----------------   --------------------   ---------------
Balance, December 31, 2002                               60,805                 61              1,480,056        (2,907,999)
Net Loss Year Ended December
31, 2003                                                      -                  -                     -           (159,842)
                                              -----------------   ----------------   --------------------   ---------------
Balance, December 31, 2003                               60,805                 61              1,480,056        (3,067,841)

Shares issued for services @ $.199                       65,000                 65                 12,835                 -
Fractional shares issued due to
rounding of 100:1 reverse stock                           4,548                  5                     (5)                -
split
Net Loss Year Ended December
31, 2004                                                      -                  -                      -          (121,846)
                                              -----------------   ----------------   --------------------   ---------------
Balance, December 31, 2004                              130,353                130              1,492,886        (3,189,687)

Shares issued for services @ $.20                     4,500,000              4,500                895,500                 -
Shares issued for conversion of
debt @ $1.068 per share                               1,000,556              1,000              1,067,594                 -
Shares issued for conversion debt
@ $.534 per share                                       187,266                187                 99,813                 -
Fractional shares issued due to
rounding of 2:1 reverse stock split                      10,887                 11                    (11)
Net Loss Year Ended December
31, 2005                                                      -                  -                      -        (1,000,286)
                                              -----------------   ----------------   --------------------   ---------------
Balance, December 31, 2005                            5,829,062   $          5,829   $          3,555,782   $    (4,189,973)
                                              =================   ================   ====================   ===============


              The accompanying notes are an integral part of these
                             financial statements.

                             Voxpath Holdings, Inc.
                formerly known as Uintah Mountain Copper Company
                          (A Development Stage Company)
                             Statements of Cash Flow

                                                                                                            For the Period
                                                                          For the Years Ended              January 28, 1946
                                                                              December 31,                  (Inception) to
                                                                                                             December 31,
                                                                        2005               2004                  2005
                                                                     --------------     --------------      ------------------
Cash Flows from Operating Activities
Net (Loss)                                                           $   (1,000,286)    $     (121,846)     $       (4,189,973)
Adjustments to Reconcile Net Income to Net Cash
Provided by Operating Activities:
  Depreciation & Amortization                                                     -                  -                   8,520
  Loss on Sale of Assets                                                     41,451                  -                  41,451
  Impairment of Mine Development Costs                                            -            110,078                 110,078
  Common Stock for Services Expenses                                        900,030             13,000                 913,030
Changes in Assets & Liabilities:
  (Increase) Decrease in deposits                                            10,000            (10,000)                      -
  Increase (Decrease) in Accounts Payable                                     2,322            (63,853)                  1,100
  Increase in income taxes payable                                                -                  -                     100
  Increase (Decrease)  in accrued salaries                                        -           (656,300)                      -
  Increase (Decrease) in Interest Payable                                    34,311             69,250                 713,470
                                                                     --------------     --------------      ------------------
Net Cash Provided (Used) by Operating Activities                            (12,172)          (659,671)             (2,402,224)
                                                                     --------------     --------------      ------------------
Cash Flows from Investing Activities:
   Proceeds from sale of assets                                                  10                  -                      10
  Payments for mine development                                                   -                  -                (110,078)
  Purchase of property and equipment                                              -                  -                  (8,520)
                                                                     --------------     --------------      ------------------
Net Cash Provided (Used) by Investing Activities                                 10                  -                (118,588)
                                                                     --------------     --------------      ------------------
Cash Flows from Financing Activities
    Common stock issued for cash                                                  -                  -               1,402,757
    Payments on long-term liabilities                                             -                  -                 (41,461)
     Proceeds from Notes Payable                                             11,475            660,159               1,157,429
    Net proceeds from (payments on) line of credit                                -                  -                   2,097
                                                                     --------------     --------------      ------------------


  Net Cash Provided (Used) by  Financial Activities                          11,475            660,159               2,520,822
                                                                     --------------     --------------      ------------------
          Increase (Decrease) in Cash                                          (687)               488                      10
          Cash, Beginning of Period                                             697                209                       -
                                                                     --------------     --------------      ------------------
          Cash, End of Period                                        $           10     $          697      $               10
                                                                     ==============     ==============      ==================

Supplemental Disclosure
Acquisition of property and equipment by assuming
debt                                                                 $            -     $            -      $           41,461
    Issuances of common stock for debt                                    1,168,725                  -                  79,548
     Interest                                                                     -                  -                   3,149
     Income Taxes (Including Interest & Penalties)                                -                100                   1,300
Non Cash Transactions
   Stock Issued for Services                                                900,030             13,000                  22,000



              The accompanying notes are an integral part of these
                             financial statements.
                                       13

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

                                             2005               2004
BASIC LOSS PER SHARE:
       Net loss                       $   (1,000,286)      $  (121,846)
       Shares outstanding                  4,009,453           132,443
       Loss per basic share           $         (.03)      $      (.92)

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

NOTE 3 -     PROPERTY AND EQUIPMENT

Property and equipment as of December 31, 2005 and 2004 are detailed in the following summary:

Cost:                                            2005              2004
-----                                      ---------------  -----------------
   Land                                    $             -  $          41,461
                                           ---------------  -----------------
Less accumulated depreciation                            -                  -
                                           ---------------  -----------------
Net Book Value                             $             -  $          41,461
                                           ===============  =================

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

                             Voxxpath Holdings, Inc.
                formerly known as Uintah Mountain Copper Company
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                           December 31, 2005 and 2004

NOTE 5 -     INCOME TAXES
The components of income tax expense related to continuing operations are as follows:


                                                 2005               2004
                                           -----------------  -----------------
State                                      $               -  $             100
Federal                                                    -                  -
Deferred                                                   -                  -
                                           -----------------  -----------------
     Total                                 $               -  $             100
                                           =================  =================

     Differences between the U.S. statutory and effective  tax rates:

                                                      2005           2004
                                                  -----------     -----------
U.S. Statutory Rate                               $         -     $   (41,400)
State income taxes, net of federal tax effect               -               -
Change in valuation allowance                               -          41,500
                                                  -----------     -----------
     Income Tax Expense                           $               $       100
                                                  ===========     ===========

                             Voxxpath Holdings, Inc.
                formerly known as Uintah Mountain Copper Company
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                           December 31, 2005 and 2004

NOTE 5 -     INCOME TAXES (continued)
The net deferred income taxes in the accompanying balance sheets include the following amounts of deferred income tax assets and liabilities:

                                             2005            2004
                                         -----------     -----------
Deferred Tax Assets:
Net operating loss                       $   628,496 $       608,800
Charitable contribution carryforward               -             700
Deferred officer compensation                      -         189,800
                                         -----------     -----------
                                             628,496          799,300
Valuation allowance                         (628,496)        (799,300)
                                         -----------     -----------
Total deferred tax assets                          -               -
                                         -----------     -----------
Deferred Tax Liabilities                           -               -
                                         -----------     -----------
Net deferred tax assets                  $         -     $         -
                                         ===========     ===========

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

Directors and Executive Officers

Biographical Information

         Set forth below is certain biographical information with respect to each of the Company's officers and directors.

                           Age        Director
       Name              (2005)         Since      Position with the Company
--------------------   ---------   -------------   ---------------------------
  James Anderson           55           2004       President, CEO and Director

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

Name and Address Of Beneficial Owner           Beneficial Ownership       Percent of Class
------------------------------------           ---------------------      ----------------
James Anderson                                   4,565,000 (post)               77.%
378 North Main, #124
Layton, UT 84041
Officers and Directors as a Group (one)          4,565,000 (post)                77%

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


                                   Voxpath Holdings, Inc.
                                   (fka Unintah Mountain Copper Company)

                                   By:/s/   James Anderson
                                    James Anderson

Dated: June 8, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons of behalf of the Registrant and in the capacities and on the dates indicated.


SIGNATURE                         TITLE                          DATE

/s/ James Anderson                President and Director
                                  (Principal Executive and
                                  Financial Officer)             June 8, 2006