Form 10QSB
period 2006-06-30
Voxpath Holdings, Inc.
filed 2006-08-14
CIK 862651

SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                   FORM 10-QSB

                   Quarterly Report Under Section 13 or 15 (d)
                     Of the Securities Exchange Act of 1934

                        For Quarter Ended: June 30, 2006

                         Commission File Number: 0-27019


                             Voxpath Holdings, Inc.
               (formerly known as Uintah Mountain Copper Company)
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

                                  [] Yes [X] No

   and (2) has been subject to such filing requirements for the past 90 days.

                                  [] Yes [X] No

Indicate by check mark whether the registrant is a shell company (as defined Rule 12b-2 of the Exchange Act).
                                                  Yes  [X]   No []

                                   71,603,434
                            -------------------------
              (Number of shares of common stock the registrant had
                        outstanding as of July 17, 2006)
                                         --------------

                                     PART 1

ITEM 1 - FINANCIAL STATEMENTS

         The condensed financial statements included herein have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission.

         In the opinion of the Company, all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position of the Company as of June 30,2006 and the results of its operations and changes in its financial position from December 31, 2005 through June 30,2006 have been made. The results of its operations for such interim period is not necessarily indicative of the results to be expected for the entire year.

                             Voxpath Holdings, Inc.
                      (fka Uintah Mountain Copper Company)
                          (A Development Stage Company)
                            Condensed Balance Sheets


                                                                                 June 30,        December 31,
                                                                                   2006              2005
                                                                           --------------------  --------------------
                                                                                (Unaudited)
                                     ASSETS
CURRENT ASSETS
     Cash                                                                  $                10   $                 10
                                                                           --------------------  --------------------
 TOTAL ASSETS                                                              $                10   $                 10
                                                                           ====================  ====================
                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
       Accounts Payable                                                                  4,899                  3,543
       Notes Payable                                                                   624,599                624,699
       Accrued Interest Payable                                                            568                      -
                                                                           --------------------  --------------------
TOTAL CURRENT LIABILITIES                                                               630,066               628,242
                                                                           --------------------  --------------------
TOTAL LIABILITIES                                                                       630,066               628,242
STOCKHOLDERS' EQUITY(DEFICIT)
     Common stock, par value $.001, 100,000,000 shares
     authorized 71,603,434 and 5,829,062 shares issued and
     outstanding,  respectively.                                                         71,603                 5,829
     Additional paid-in-capital                                                       3,613,337             3,555,912
     Deficit accumulated in the development stage                                    (4,314,996)           (4,189,973)
                                                                           --------------------  --------------------
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                                   (630,056)             (628,232)
                                                                           --------------------  --------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                 $                 10  $                 10
                                                                           ====================  ====================


              The accompanying notes are an integral part of these
                             financial statements.
                                        3

                             Voxpath Holdings, Inc.
                      (fka Uintah Mountain Copper Company)
                          (A Development Stage Company)
                       Condensed Statements of Operations
                                   (Unaudited)

                                                                                                                For the
                                                                                                              Period from
                                                                                                               Inception
                                                        For                               For                 January 28,
                                            the Three months Ended For         the Six Months Ended For        1946 through
                                                   June 30, For                      June 30, For                June 30,
                                               2006             2005             2006             2005             2006
                                          ----------------  --------------    --------------   ------------  ------------------
REVENUE                                   $              -  $            -    $            -   $          -  $                -
                                          ----------------  --------------    --------------   ------------  ------------------
EXPENSES
    Depreciation                                         -               -                 -              -               8,520
    Impairment of mine
   development costs                                     -               -                 -              -             110,078
   General and administrative                      123,880          13,150           124,455         17,184           3,552,580
                                          ----------------  --------------    --------------   ------------  ------------------
TOTAL OPERATING
EXPENSE                                            123,880          13,150           124,455         17,184           3,671,178
                                          ----------------  --------------    --------------   ------------  ------------------
OPERATING LOSS                                    (123,880)        (13,150)         (124,455)       (17,184)         (3,671,178)
OTHER INCOME (EXPENSES)
   Interest Income                                       -               -                 -              -                 586
   Forgiveness of debt and interest                      -               -                 -              -             159,033
  Gain (Loss) on disposal of assets                      -               -                 -        (51,451)            (51,451)
    Interest expense                                  (286)         (9,406)              568        (28,588)           (750,686)
                                          ----------------  --------------    --------------   ------------  ------------------
  Total Other Income (Expenses)                       (289)         (9,406)              568        (80,039)           (642,518)
                                          ----------------  --------------    --------------   ------------  ------------------
Loss before income taxes                          (124,166)        (22,556)         (125,023)       (97,223)         (4,313,966)
Income Taxes                                             -               -                 -              -              (1,300)
                                          ----------------  --------------    --------------   ------------  ------------------
NET LOSS                                  $       (124,166) $       (22,556)  $     (125,023)  $    (97,223) $       (4,314,996)
                                          ================  ==============    ==============   ============  ==================
Net loss per share: Basic/diluted         $           (.00) $       (.0242)   $         (.00)  $      (.047)
                                          ================  ==============    ==============   ============
Weighted average number of
shares outstanding: Basic/diluted               71,603,432       4,009,421        71,603,432      2,069,887
                                          ================  ==============    ==============   ============



              The accompanying notes are an integral part of these
                             financial statements.
                                        4

                             Voxpath Holdings, Inc.
                      (fka Uintah Mountain Copper Company)
                          (A Development Stage Company)
                       Condensed Statements of Cash Flows
                                   (Unaudited)

                                                                                                          For the Period from
                                                                      For the Six months Ended             Inception January
                                                                              June 30,                      28, 1946 through
                                                                        2006              2005              June 30, 2006
                                                                  ----------------    -------------        ------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                          $       (125,023)   $     (97,222)       $       (4,314,996)
Adjustments to reconcile net loss to net cash flows used
by operating activities:
   Depreciation                                                                  -                -                     8,520
   Loss on sale of assets                                                        -                -                    41,451
   Impairment of mine development costs                                          -                -                   110,078
   Stock for services                                                     1234,200            9,000                 1,036,230
   Stock issued for conversion of debt                                           -            2,001                         -
Changes in operating assets and liabilities:
     Decrease in other assets                                                    -           10,000                         -
     Increase (decrease) in accounts payable                                 1,256            8,184                     2,356
     Increase in income taxes payable                                            -                -                       100
     Increase (decrease) in accrued interest                                   567           28,588                   714,038
                                                                  ----------------    -------------        ------------------
Net cash flows used by operating activities                                      -          (39,449)               (2,402,223)
                                                                  ----------------    -------------        ------------------
CASH FLOWS FROM INVESTING ACTIVITIES
     Proceeds from sale of assets                                                -                -                        10
     Payments for mine development                                               -                -                  (110,078)
     Purchases of property and equipment                                         -                -                    (8,520)
                                                                  ----------------    -------------        ------------------
Net cash used by investing activities                                            -                -                  (118,588)
                                                                  ----------------    -------------        ------------------
CASH FLOWS FROM FINANCING ACTIVITIES
     Common stock issued for cash                                                -                -                 1,402,757
     Payments on long-term liabilities                                           -           41,461                   (41,461)
     Net proceeds from notes payable                                             -                -                 1,157,429
     Net proceeds from (payments on) line of credit                              -                -                     2,097
                                                                  ----------------    -------------        ------------------
Net cash flows from financing activities                                         -                -                 2,520,822
                                                                  ----------------    -------------        ------------------
NET INCREASE (DECREASE) IN CASH                                                  -               10                         -
CASH AT THE BEGINNING OF THE PERIOD                                             10              697                        10
                                                                  ----------------    -------------        ------------------
CASH AT THE END OF THE PERIOD                                     $             10    $         707        $               10
                                                                  ================    =============        ==================



              The accompanying notes are an integral part of these
                             financial statements.
                                        5

                             Voxpath Holdings, Inc.
                      (fka Uintah Mountain Copper Company)
                          (A Development Stage Company)
                       Statements of Stockholders' Equity
                 From January 28, 1946 through December 31, 2005

                                                                                                              Accumulated
                                                                                                                 Deficit
                                                                                          Capital In            During the
                                                         Common Stock                     Excess of            Development
                                                   Shares              Amount              Par Value              Stage
                                              -----------------   -----------------   -------------------    --------------
Balance, January 28, 1946                                     -   $               -   $                 -    $            -
Shares issued for cash, services
and debt at $3.33 per share                             418,124                 418             1,391,935                 -
Shares issued for cash at
approximately $14.28 per share                            3,920                   4                55,974                 -
Shares issued for debt at $14.28
per share                                                   966                   1                13,793                 -
Shares issued for cash at
approximately $5.71 per share                             2,625                   2                14,987                 -
Net Loss for period from inception
on January 28, 1946 through                                   -                   -                     -        (2,592,442)
                                              -----------------   -----------------   -------------------    --------------
December 31, 1999
Balance, December 31, 2000                              425,635                 425             1,476,689        (2,592,442)
Net Loss for the Year Ended
December 31, 2001                                             -                   -                     -          (148,816)
                                              -----------------   -----------------   -------------------    --------------
Balance, December 31, 2001                              425,635                 425             1,476,689        (2,741,258)
Net Loss Year Ended December
31, 2002                                                      -                   -                     -          (166,741)
                                              -----------------   -----------------   -------------------    --------------
Balance, December 31, 2002                              425,635                 425             1,476,689         (2,907,999)
Net Loss Year Ended December
31, 2003                                                      -                   -                     -          (159,842)
                                              -----------------   -----------------   -------------------    --------------
Balance, December 31, 2003                              425,635                 425             1,476,689         (3,067,841)
Shares issued for services @ $.028                      455,000                 455                12,285                 -
Fractional shares issued due to
rounding of 100:1 reverse stock
split                                                    33,747                  34                   (34)                -

Net Loss Year Ended December
31, 2004                                                      -                   -                     -          (121,846)
                                              -----------------   -----------------   -------------------    --------------
Balance, December 31, 2004                              914,382                 914             1,488,940        (3,189,687)
Shares issued for services @ $.028                   31,500,000              31,500               850,500                 -
Shares issued for conversion of
debt @ $.152 per share                                7,003,892               7,004             1,057,587                 -
Shares issued for conversion debt
@ $.076 per share                                     1,310,862               1,311                98,314                 -
Fractional shares issued due to
rounding of 2:1 reverse stock split                      74,298                  74                   (74)                -
Net Loss Year Ended December
31, 2005                                                      -                   -                     -        (1,000,286)
                                              -----------------   -----------------   -------------------    --------------
Balance, December 31, 2005                           40,803,434              40,803             3,495,267        (4,189,973)
Shares issued for services @ $.028                   30,800,000              30,800               118,800                 -
Fractional shares issued due to
rounding of 7:1 forward stock split                           -                   -                  (730)                -
Net Loss Six Months Ended June
30, 2006                                                      -                   -                     -          (125,023)
                                              -----------------   -----------------   -------------------    --------------
Balance, June 30, 2006                               71,603,434   $          71,603   $         3,613,337    $   (4,314,996)
                                              =================   =================   ===================    ==============

              The accompanying notes are an integral part of these
                             financial statements.
                                        6

                             Voxpath Holdings, Inc.
                      (fka Uintah Mountain Copper Company)
                          (A DEVELOPMENT STAGE COMPANY)
                   Notes to the Unaudited Financial Statements
                                  June 30,2006


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

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these interim condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's audited financial statements included in its registration statement on Form 10KSB for the year ended December 31, 2005. The results of operations for the periods ended June 30,2006 and 2005 are not necessarily indicative of the results that may be expected for the entire year.


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

NOTE 3 - COMMON STOCK

In June 2006, the Board of Directors voted unanimously to effect a change in the authorized shares of common stock from 100,000,000 to 700,000,000 and forward split the stock to be effective July 24, 2006.

In May 2006, 4,400,000 pre-split shares of the Company's common stock was issued at par to its President for services rendered and valued at $123,200.

NOTE 4 - SUBSEQUENT EVENTS

In July 2006, a forward split of the Company's common stock was effective on a 7:1 basis. As a result of these issuance and the forward split, the outstanding common stock rose from 10,229,062 at the beginning of the period covered by this report to 71,603,434 post-split common shares as of the end of the period covered by this report.

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

General

         Voxpath Holdings, Inc. formerly known as Uintah Mountain Copper Company, a Nevada corporation, (the "Company") was formed on January 30, 1946. The company was originally in the mining business, however due to discontinued operations all assets were disposed of during the fourth quarter of 2004. The Company has no further business relating to the mining industry. In December 2005, the name of the Company was changed to Voxpath Holdings, Inc.


Liquidity and Capital Resources

         The Company has minimal liquid assets and is currently in the process of looking for business opportunities to merge with or acquire. At minimum, the Company will need to raise additional capital through private funding to meet the financial needs of being a reporting company.

         As of June 30,2006, the Company had negative working capital of $630,056 compared to $628,434 at June 30, 2005. The current liabilities of the Company at June 30,2006, were $630,066, which primarily consist of notes and accrued interest. The Company's financial position has not changed significantly from prior quarters with liabilities continuing to increase as the Company has no revenue to offset against ongoing expenses. The Company has minimal assets and is currently in the process of looking for business opportunities to merge with or acquire. During the next twelve months, the Company will need to raise additional capital through private funding to meet the financial needs of being a reporting company and to meet the obligations of the current accounts payable.

Results of Operations

         The Company has not generated any revenue since its inception in 1946.

         For the six months ended June 30,2006 and 2005, the Company incurred $123,880 and $17,184, respectively, in general and administrative expenses. Interest expenses for the six months ended June 30,2006 and 2005, were $568 and $2,588, respectively. The decrease in interest is due to the prior notes being converted to stock. The balance of accrued interest not converted to common stock was reassigned as a note payable in December 2005. The net loss for the six months ended June 30,2006 and 2005, was $125,023 and $97,223 respectively.

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


ITEM 3 - CONTROLS AND PROCEDURES.

         (a) Evaluation of disclosure controls and procedures. The Company maintains disclosure controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934, is recorded, processed, summarized and reported within the time period specified int eh rules and forms of the Securities and Exchange Commission. The Company's management including its principal executive officer and its principal financial officer, based on their evaluation of the Company's disclosure controls over financial reporting and procedures (as defined in Exchange Act Rules 13a-14 (C))) in connection with the Annual Report on Form 10-KSB as of December 31, 2005, have concluded that the Company's disclosure controls over financial reporting and procedures are adequate and effective as of June 30, 2006 for the purposes set forth in the definition in Exchange Act rules.

         (b) Changes in internal controls over financial reporting. There were not been any significant changes in the Company's internal controls over financial reporting or in other factors that could materially affect or is reasonably likely to materially affect, significantly affect the Company's internal controls subsequent to the date of their evaluation

PART II

OTHER INFORMATION

Item 1. Legal Proceedings...................................................None

Item 2. Changes in Securities

          In May 2006, four million four hundred thousand (4,400,000) pre-shares of the Company's common stock were issued to the Company's President and Director for services rendered and valued at $123,200.

          In June 2006, the Board of Directors voted unanimously to effect a change in the authorized shares of common stock from 100,000,000 to 700,000,000 and forward split on a basis of 7:1 of the common stock to be effective July 24, 2006.

          As a result of these issuance and the forward split, the outstanding common stock rose from 10,229,062 at the beginning of the period covered by this report to 71,603,434 post-split common shares as of the end of the period covered by this report.

Item 3. Defaults Upon Senior Securities.....................................None

Item 4. Submission of Matters to a Vote of Security Holders.................None

Item 5. Other Information...................................................None

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


Dated: August 14, 2006  Voxpath Holdings, Inc.
                        (formerly known as Uintah Mountain Copper Company)

                        By: /s/James Anderson
                            ---------------------------------------------------
                        James Anderson
                        Chief Executive Officer and Principal Accounting Officer