Form 10QSB
period 2006-09-30
TheRetirementSolution.com, Inc.
filed 2006-11-20
CIK 862651

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB
 (Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ________________ to _______________

000-27019
(Commission file number)

THERETIREMENTSOLUTION.COM, INC.
(Exact name of small business issuer as specified in its charter)

Nevada	87-0369205
(State or other jurisdiction	(IRS Employer
of incorporation or organization)	Identification No.)

337 N. Marwood Avenue, Fullerton, CA 92832
(Address of principal executive offices)

(714) 322-2263
(Issuer's telephone number)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of November 20, 2006 - 136,135,432 shares of common stock

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

THE RETIREMENTSOLUTION. COM, INC.
FORM 10-QSB
QUARTERLY PERIOD ENDED SEPTEMBER 30, 2006

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

The Retirement Solution, Inc.
Condensed Balance Sheets

	(Unaudited)
	September 30,	March 31,
	2006	2006
Assets

Current Assets:
Cash and cash equivalents	$5,625	$14,136
Due from related party	-	6,480
Total Current Assets	5,625	20,616
Property and Equipment, net of accumulated depreciation	1,929	2,464
Total Assets	$7,555	$23,080

Liabilities and Deficiency in Stockholders' Equity

Current Liabilities:
Bank overdraft	$16,634	$-
Accounts payable	32,997	-
Due to related parties	160,665	100,917
Other current liabilities	204,343	97,358
Convertible debentures	280,000	-
Current portion of long-term debt	250,000	150,000
Total Current Liabilities	944,639	348,275
Other Liabilities:
Long-term debt	-	100,000
Total Other Liabilities	-	100,000

Deficiency in Stockholders' Equity:
Common stock, par value $.001; 300,000,000 shares authorized;
136,135,432 and 120,000,000 shares issued and outstanding
at September 30, 2006 and March 31, 2006, respectively	136,135	120,000
Additional paid-in capital	1,869,965	-
Accumulated deficit	(2,943,184)	(545,195)
Total Deficiency in Stockholders' Equity	(937,084)	(425,195)
Total Liabilities and Deficiency in Stockholders' Equity	$7,555	$23,080

The accompanying notes are an integral part of these unaudited condensed financial statements.

The Retirement Solution, Inc.
Condensed Statements of Operations
(Unaudited)

	Three Months	Period August 10,	Six Months	Period August 10,
	Ended	2005 (Inception) to	Ended	2005 (Inception) to
	September 30, 2006	September 30, 2005	September 30, 2006	September 30, 2005
Revenues	$29,982	$-	$67,097	$-
Operating Expenses:
Payroll and wage expenses	31,210	4,474	53,527	4,474
Depreciation	267	-	535	-
Other operating expenses	1,970,048	176,796	2,393,753	176,796
Total Operating Expenses	2,001,526	181,270	2,447,814	181,270
Loss from operations	(1,971,544)	(181,270)	(2,380,717)	(181,270)
Other Expenses:
Interest expense	11,038	-	17,271	-
Total Other Expenses	11,038	-	17,271	-
Loss before income taxes	(1,982,582)	(181,270)	(2,397,989)	(181,270)
Income Taxes	-	-	-	-
Net Loss	$(1,982,582)	$(181,270)	$(2,397,989)	$(181,270)
Loss Per Share (Basic and Assuming Dilution)	$(0.01)	$-	$(0.02)	$-
Weighted Average Shares Outstanding	136,135,432	120,000,000	136,135,432	120,000,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

The Retirement Solution, Inc.
Condensed Statement of Deficiency in Stockholders’ Equity
(Unaudited)
For the Period April 1, 2006 through September 30, 2006

					Total
			Additional		(Deficiency in)
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balance at April 1, 2006	120,000,000	$120,000	$-	$(545,195)	$(425,195)
Common stock issued for services
and financing costs	1,500,000	1,500	433,500	-	435,000

Adjustment of shares prior to merger
.8230452 share for each 1 share	(21,500,002)	(21,500)	21,500	-	-

Merger with Voxpath Holdings, Inc.	36,135,434	36,135	(36,135)	-	-

Stock options granted to employee
in exchange for services	-	-	435,600	-	435,600

Stock options granted to consultant
in exchange for services	-	-	920,500	-	920,500

Value of convertible debentures	-	-	95,000	-	95,000

Net loss	-	-	-	(2,397,989)	(2,397,989)
Balance at September 30, 2006	136,135,432	$136,135	$1,869,965	$(2,943,184)	$(937,084)

The accompanying notes are an integral part of these unaudited condensed financial statements.

The Retirement Solution, Inc.
Condensed Statements of Cash Flows
(Unaudited)

	Six Months	Period August 10,
	Ended	2005 (Inception) to
	September 30, 2006	September 30, 2005

Cash Flows From Operating Activities
Net loss	$(2,397,989)	$(218,270)
Adjustments to reconcile increase (decrease) in net assets
to net cash used in operating activities:
Depreciation	535	-
Issuance of common stock for services and financing costs	1,886,100	120,000
Changes in assets and liabilities:
Bank overdraft	16,634	-
Accounts payable	32,996	-
Payments for advances to related party	-	(3,000)
Other liabilities	106,985	1,484
Net Cash Used in Operating Activities	(354,739)	(99,786)

Net Cash Used in Investing Activities	-	-

Cash From Financing Activities
Proceeds from debentures payable	280,000	-
Proceeds from note payable	-	150,000
Payments for due to related parties	(239,019)	-
Proceeds from due to related parties	305,246	-
Net Cash Provided by Financing Activities	346,227	150,000

Net Change in Cash and Cash Equivalents	(8,512)	50,214

Cash and Cash Equivalents
Beginning of period	14,137	-
End of period	$5,625	$50,214

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for:
Interest	$-	$-
Income taxes	$-	$-

Non-Cash Investing and Financing Activities
Common stock issued for financing costs	$220,000	$-
Common stock issued for services	$1,666,100	$120,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

The Retirement Solution, Inc.
Notes to the Unaudited Condensed Financial Statements
September 30, 2006

1. Summary of Significant Accounting Policies

A summary of the significant accounting policies applied in the preparation of the accompanying financial statements follows.

General

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Accordingly, the results from operations for the three and six-month period ended September 30, 2006, are not necessarily indicative of the results that may be expected for the year ended March 31, 2007. These financial statements should be read in conjunction with the audited financial statements and explanatory notes for the period ended March 31, 2006 as disclosed in the company's form 8-K for that year as filed with the SEC herewith.

Basis of Preparation

The Retirement Solution, Inc. (the “Company”), is incorporated under the laws of the State of Nevada on August 10, 2005. The accounting policies of the Company are in accordance with accounting principles generally accepted in the United States of America applied on a consistent basis.

Nature of Operations

The Company is a direct sales/multi-level marketing company that provides financial and educational information to its subscribers.

Revenue Recognition

For revenue from product sales and services, the Company recognizes revenue in accordance with Staff Accounting Bulletin No. 104, Revenue Recognition ("SAB104"), which superseded Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements ("SAB101"). SAB 101 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the selling price is fixed and determinable; and (4) collectibility is reasonably assured. Determination of criteria (3) and (4) are based on management's judgments regarding the fixed nature of the selling prices of the products delivered and the collectibility of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. The Company defers any revenue for which the product has not been delivered or is subject to refund until such time that the Company and the customer jointly determine that the product has been delivered or no refund will be required. SAB 104 incorporates Emerging Issues Task Force 00-21 ("EITF 00-21"), Multiple-Deliverable Revenue Arrangements. EITF 00-21 addresses accounting for arrangements that may involve the delivery or performance of

The Retirement Solution, Inc.
Notes to the Unaudited Condensed Financial Statements
September 30, 2006

1. Summary of Significant Accounting Policies (continued)

Revenue Recognition (continued)

multiple products, services and/or rights to use assets. The effect of implementing EITF 00-21 on the Company's financial position and results of operations was not significant.

Advertising Costs

The Company expenses advertising costs as incurred. Advertising expense was $0 for the three and six-month period ended September 30, 2006.

Stock-Based Compensation

On January 1, 2006 the company adopted Statement of Financial Accounting Standards No. 123 (revised 2004) "Share-Based Payment" ("SFAS 123 (R) which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including employee stock options and employee stock purchases related to a Employee Stock Purchase Plan based on the estimated fair values. SFAS 123 (R) supersedes the company's previous accounting under Accounting Principles Board Opinion No.25, "Accounting for Stock Issued to Employees" ("APB 25") for the periods beginning fiscal 2006.

The company adopted SFAS 123 (R) using the modified prospective transition method, which required the application of the accounting standard as of January 1, 2006. The company's Financial Statements as of and for period ended September 30, 2006 reflects the impact of SFAS 123(R). In accordance with the modified prospective transition method, the company's Financial Statements for the prior periods have not been restated to reflect, and do not include the impact of SFAS 123 (R). Stock based compensation expense recognized under SFAS 123 (R) for the period ended September 30, 2006 was $1,356,100. Pro forma stock based compensation was $0 for the period ended September 30, 2005.

For the six months ended September 30, 2006, the Company granted 7,420,000 stock options to an employee and a consultant with an exercise price of $0.25 per share expiring from three to five years from date of issuance with 50% immediate vesting. The fair value of the options was determined using the Black-Scholes option pricing model with the following assumptions: expected dividend yield: 0%; volatility 242.54%; risk free interest rate 5.02 to 5.05%. The fair value of $1,356,100 was recorded as a current period charge to earnings

Concentrations of Credit Risk

Financial instruments and related items, which potentially subject the company to concentrations of credit risk, consist primarily of cash and cash equivalents. The company places its cash and temporary cash investments with high credit quality institutions. At times, such investments may be in excess of the FDIC insurance limit.

Recent Accounting Pronouncements

In February 2006, the FASB issued SFAS No. 155. “Accounting for certain Hybrid Financial Instruments an amendment of FASB Statements No. 133 and 140,” or SFAS No. 155. SFAS

The Retirement Solution, Inc.
Notes to the Unaudited Condensed Financial Statements
September 30, 2006

Recent Accounting Pronouncements (continued)

No. 155 permits fair value measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of Statement No. 133, establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and amends SFAS No. 140 to eliminate the prohibition on a qualifying special purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. We do not expect the adoption of SFAS 155 to have a material impact on our consolidated financial position, results of operations or cash flows.

In March 2006, the FASB issued FASB Statement No. 156, Accounting for Servicing of Financial Assets - an amendment to FASB Statement No. 140. Statement 156 requires that an entity recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a service contract under certain situations. The new standard is effective for fiscal years beginning after September 15, 2006. The adoption of SFAS No.156 did not have a material impact on the Company's financial position and results of operations.

In July 2006, the FASB issued Interpretation No. 48 (FIN 48). “Accounting for uncertainty in Income Taxes”. FIN 48 clarifies the accounting for Income Taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. It also provides guidance on the recognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition and clearly scopes income taxes out of SFAS 5, “Accounting for Contingencies”. FIN 48 is effective for fiscal years beginning after December 15, 2006. We have not yet evaluated the impact of adopting FIN 48 on our consolidated financial position, results of operations and cash flows.

In September 2006 the Financial Account Standards Board (the “FASB”) issued its Statement of Financial Accounting Standards 157, Fair Value Measurements. This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practice. FAS 157 effective date is for fiscal years beginning after November 15, 2007. The Company does not expect adoption of this standard will have a material impact on its financial position, operations or cash flows.

In September 2006 the FASB issued its Statement of Financial Accounting Standards 158 “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans”. This Statement improves financial reporting by requiring an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan)

The Retirement Solution, Inc.
Notes to the Unaudited Condensed Financial Statements
September 30, 2006

Recent Accounting Pronouncements (continued)

as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This Statement also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The effective date for an employer with publicly traded equity securities is as of the end of the fiscal year ending after December 15, 2006. The Company does not expect adoption of this standard will have a material impact on its financial position, operations or cash flows.

2. Property and Equipment

The Company’s property and equipment at September 30, 2006 and March 31, 2006, consist of the following:

	September 31, 2006	March 31, 2006
Office equipment	$2,673	$2,673
	2,673	2,673
Less accumulated depreciation	(744)	(209)
	$1,929	$2,464

Depreciation expense charged to operations amounted to $267 and $535, respectively, for the three and six months ended September 30, 2006.

3. Related Party Transactions

The Company received advances totaling $305,246 from three related parties. The advances are non-interest bearing and have no repayment terms. The related parties consist of two corporations related to the Company through common ownership and another corporation that is majority owned by the former president and CEO of the Company. At September 30, 2006, due to related parties balance was $160,665.

A corporation that is majority owned by the former president and CEO of the Company provides ongoing services for management, graphic design, customer service, software programming and other consulting services as follows: A monthly base fee of $27,003 (beginning March 1, 2006) is charged plus a management fee equal to 12 ½% of the salaries paid by the related party to its employees. The related party may adjust its fees from time to time, but not more frequently than quarterly, and shall not be increased by more than 25%. The Company charged $81,009 and $162,018, respectively, to expenses for the three and six months ended September 30, 2006.

The Company leases office space from the related party under an operating lease agreement (Agreement). Under the Agreement, minimum monthly lease payments of $5,300 are required, continuing on a month-to-month basis until the Company or the lessor terminates the tenancy (Note 6). The monthly lease payment is part of the management fee of $27,003 described above.

The Retirement Solution, Inc.
Notes to the Unaudited Condensed Financial Statements
September 30, 2006

4. Note Payable

A summary of notes payable at September 30, 2006 is as follows:

Convertible Promissory Note

In August 2005, the Company entered into an agreement to borrow $250,000 in exchange for a Convertible Promissory Note (Convertible Note). The Convertible Note included interest at 10% compounded semiannually, due and payable in five equal installments of $50,000 through December 2005. At Noteholder’s option, the Convertible Note could be convertible into 250,000 shares stock of the majority shareholder of the Company (Parent) at the equivalent conversion price of $1.00 per share. In addition to the Convertible Note, the Noteholder was to be issued warrants to purchase 250,000 shares (205,761 shares after pre-merger adjustment) (see note 11) of the Parent’s common stock at an exercise price of $1.25 per share. Under the terms of the Convertible Note, if the existing president should resign or be dismissed, the monies loan to the Company, including all accrued interest, would immediately be due and payable. The president resigned on February 19, 2006, thus accelerating the payment of the loan, plus accrued interest.

On April 24, 2006, the Company entered into an agreement with the Noteholder regarding his forbearance of collecting the debt owed to him due to the resignation of its former President. The Company will pay from the proceeds of a Private Placement, 10% of the first $500,000 of funds raised and 20% of the next $500,000 raised, for a total of $150,000. The remaining balance will be due on September 30, 2007, including interest at 10% compounding semi-annually. If the Private Placement raises less than $1,000,000 by October 2006, the Company will pay 10% of all additional capital raised by the Company. If no Private Placement Offering is circulated, the balance will be due immediately. Additionally, as consideration for his forbearance, the Company granted the Noteholder 500,000 shares (411,523 shares after pre-merger adjustment) of the Company’s common stock which was issued to him on April 24, 2006.

A summary at September 30, 2006 and March 31, 2006, consist of the following:

	September 31, 2006	March 31, 2006
Convertible promissory note	$250,000	$250,000
Less: current portion	(250,000)	(150,000)
Long-term debt	$-	$100,000

The Retirement Solution, Inc.
Notes to the Unaudited Condensed Financial Statements
September 30, 2006

5. Convertible Debentures

Convertible Debenture #1

In June 2006, the Company received $50,000 in exchange for a Convertible Debenture (“Debenture”) that matures on September 15, 2006. The Debenture bears interest at a rate of 10% and will be convertible into 200,000 shares of the Company’s common stock, at a conversion rate of $.25 per share. Interest will also be converted into common stock at a conversion rate of $.25 per share. The Debenture holder has executed a Notice of Conversion.

Convertible Debenture #2

In July 2006, the Company received $50,000 in exchange for a Convertible Debenture (“Debenture”) that matures on September 15, 2006. The Debenture bears interest at a rate of 10% and will be convertible into 200,000 shares of the Company’s common stock, at a conversion rate of $.25 per share. Interest will also be converted into common stock at a conversion rate of $.25 per share. The Debenture holder has indicated an intention to execute a Notice of Conversion.

Convertible Debenture #3

In July 2006, the Company received $50,000 in exchange for a Convertible Debenture (“Debenture”) that matures on September 15, 2006. The Debenture bears interest at a rate of 10% and will be convertible into 200,000 shares of the Company’s common stock, at a conversion rate of $.25 per share. Interest will also be converted into common stock at a conversion rate of $.25 per share. The Debenture holder has indicated an intention to execute a Notice of Conversion.

In accordance with Emerging Issues Task Force Issue 98-5, Accounting for Convertible Securities with a Beneficial Conversion Features or Contingently Adjustable Conversion Ratios (“EITF 98-5”), the Company recognized an imbedded beneficial conversion feature present in Convertible Notes #2, and #3. The Company allocated a portion of the proceeds equal to the intrinsic value of that feature to additional paid-in capital. The Company recognized and measured an aggregate of $48,000 of the proceeds, which is equal to the intrinsic value of the imbedded beneficial conversion feature, to additional paid-in capital and a discount against the Convertible Note. The debt discount attributed to the beneficial conversion feature is charged to current period operations as interest expense.

Convertible Debenture #4

In August 2006, the Company received $50,000 in exchange for a Convertible Debenture (“Debenture”) that matures on September 15, 2006. The Debenture bears interest at a rate of 10% and will be convertible into 200,000 shares of the Company’s common stock, at a conversion rate of $.25 per share. Interest will also be converted into common stock at a conversion rate of $.25 per share. The Debenture holder has executed a Notice of Conversion.

The Retirement Solution, Inc.
Notes to the Unaudited Condensed Financial Statements
September 30, 2006

5. Convertible Debentures (continued)

Convertible Debenture #5

In August 2006, the Company received $25,000 in exchange for a Convertible Debenture (“Debenture”) that matures on September 15, 2006. The Debenture bears interest at a rate of 10% and will be convertible into 100,000 shares of the Company’s common stock, at a conversion rate of $.25 per share. Interest will also be converted into common stock at a conversion rate of $.25 per share. The Debenture holder has executed a Notice of Conversion.

In accordance with Emerging Issues Task Force Issue 98-5, Accounting for Convertible Securities with a Beneficial Conversion Features or Contingently Adjustable Conversion Ratios (“EITF 98-5”), the Company recognized an imbedded beneficial conversion feature present in Convertible Notes #4 and $5. The Company allocated a portion of the proceeds equal to the intrinsic value of that feature to additional paid-in capital. The Company recognized and measured an aggregate of $36,000 of the proceeds, which is equal to the intrinsic value of the imbedded beneficial conversion feature, to additional paid-in capital and a discount against the Convertible Note. The debt discount attributed to the beneficial conversion feature is charged to current period operations as interest expense.

Convertible Debenture #6

In September 2006, the Company received $55,000 in exchange for a Convertible Debenture (“Debenture”) that matures on September 15, 2006. (An additional $45,000 was received in October 2006.) The Debenture bears interest at a rate of 10% and will be convertible into 400,000 shares of the Company’s common stock, at a conversion rate of $.25 per share. Interest will also be converted into common stock at a conversion rate of $.25 per share. The Debenture holder has indicated an intention to execute a Notice of Conversion.

In accordance with Emerging Issues Task Force Issue 98-5, Accounting for Convertible Securities with a Beneficial Conversion Features or Contingently Adjustable Conversion Ratios (“EITF 98-5”), the Company recognized an imbedded beneficial conversion feature present in Convertible Note #6. The Company allocated a portion of the proceeds equal to the intrinsic value of that feature to additional paid-in capital. The Company recognized and measured an aggregate of $11,000 of the proceeds, which is equal to the intrinsic value of the imbedded beneficial conversion feature, to additional paid-in capital and a discount against the Convertible Note. The debt discount attributed to the beneficial conversion feature is charged to current period operations as interest expense.

The Retirement Solution, Inc.
Notes to the Unaudited Condensed Financial Statements
September 30, 2006

5. Convertible Debentures (continued)

At September 30, 2006 and March 31, 2006, balances consist of the following:

	September 31, 2006	March 31, 2006
Convertible debenture #1	$50,000	$-
Convertible debenture #2	50,000	-
Convertible debenture #3	50,000	-
Convertible debenture #4	50,000	-
Convertible debenture #5	25,000	-
Convertible debenture #6	55,000	-
	$280,000	$-

6. Common Stock

The Company is authorized to issue 300,000,000 shares of common stock with par value $.001 per share. The Company had 136,135,432 shares of common stock issued and outstanding at September 30, 2006.

On December 15, 2005, the Company increased its authorized shares of common stock from 75,000 shares to 300,000,000 shares and declared a forward split of 12,000 shares to 1 share. Accordingly, all historical shares, weighted average share and per share amounts have been restated to reflect the forward stock split.

During the six months ended September 30, 2006 the Company issued 1,500,000 shares (1,234,569 shares after pre-merger adjustment) of common stock as follows:

500,000 shares (411,523 shares after pre-merger adjustment) were issued to Noteholder (see Note 4) for forbearance of collecting the debt owed by the Company.

500,000 shares (411,523 shares after pre-merger adjustment) were issued to a consultant in exchange for consulting services.

500,000 shares (411,523 shares after pre-merger adjustment) were issued to an officer as an inducement to accept a position with the Company.

Prior to the merger and corporate restructure, as described in Note 11, the Company did an adjustment to all of its then outstanding shares of common stock. Shareholders received .08230452 share of stock for each 1 share held.

In a merger with Voxpath Holdings, Inc. (see Note 11), the Company’s common stock increased by 36,135,434 shares.

The Retirement Solution, Inc.
Notes to the Unaudited Condensed Financial Statements
September 30, 2006

7. Commitments and Contingencies

Leases

On April 1, 2006, the Company entered into a new lease agreement with the related party under an operating lease agreement (Agreement). Under the Agreement, minimum monthly lease payments of $2,400 are required, continuing on a month-to-month basis until the Company or the lessor terminates the tenancy. The rent expense for the operating lease for the three months and six months ended September 30, 2006, was $7,200 and $14,400, respectively, and was part of the management fee described in Note 3.

Employment and Consulting Agreements

The Company has consulting agreements with outside contractors to provide certain marketing and financial advisory services. The Agreements are generally for a term of 12 months from inception and renewable automatically from year to year unless either the Company or Consultant terminates such engagement by written notice.

Litigation

The Company may be subject to legal proceedings and claims which arise in the ordinary course of its business. Although occasional adverse decisions or settlements may occur, the Company believes that the final disposition of such matters should not have a material adverse effect on its financial position, results of operations or liquidity. The Company had no pending legal proceedings or claims as of September 30, 2006.

8. Going Concern

The Company’s unaudited condensed financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred significant losses which have resulted in an accumulated deficit of $2,979,320 at September 30, 2006 which raises substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty.

Continuation as a going concern is dependent upon obtaining additional capital and upon the Company’s attaining profitable operations. The Company will require a substantial amount of additional funds to complete the development of its products, to build a sales and marketing organization, and to fund additional losses which the Company expects to incur over the next few years. The management of the Company intends to seek additional funding through a Private Placement Offering which will be utilized to fund product development and continue operations. The Company recognizes that, if it is unable to raise additional capital, it may find it necessary to substantially reduce or cease operations.

The Retirement Solution, Inc.
Notes to the Unaudited Condensed Financial Statements
September 30, 2006

9. Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consist of the following at September 30, 2006 and March 31, 2006:

	September 31, 2006	March 31, 2006
Accounts payable	$32,997	$-
Accrued consulting payable	133,500	40,000
Accrued interest payable	34,118	16,847
Accrued legal fees payable	21,983	21,773
Accrued payroll taxes	7,134	17,745
Accrued salaries and wages	7,500	769
Subscription royalties payable	108	224
	$237,340	$97,358

10. Loss Per Common Share

The following table presents the computation of basic and diluted loss per share for the six months ended September 30, 2006 and the period August 10, (date of inception) to September 30, 2005:

	Six Months	Period August 10,
	Ended	2005 (Inception) to
	September 30, 2006	September 30, 2005
Net loss available for common shareholders	$(2,397,989)	$(181,270)
Loss per share (basic and assuming dilution)	$(0.02)	$(0.00)

Weighted average common shares outstanding
Basic	136,135,432	120,000,000
Fully diluted	136,135,432	120,000,000

Fully-diluted weighted-average common shares outstanding are not utilized in the calculation of loss per common share as the effect would be anti-dilutive, decreasing the reported loss per common share.

The Retirement Solution, Inc.
Notes to the Unaudited Condensed Financial Statements
September 30, 2006

11. Merger and Corporate Restructure

On August 30, 2006, the Company entered into a Share Purchase Agreement (“Agreement”) with Voxpath Holdings, Inc. (“Voxpath”). As a result of the Agreement, there was a change in control of the public entity. In accordance with SFAS No. 141, Voxpath was the acquiring entity. While the transaction is accounted for using the purchase method of accounting, in substance the Agreement is a recapitalization of Voxpath’s capital structure.

For accounting purposes, the Company accounted for the transaction as a reverse acquisition and Voxpath is the surviving entity. The total purchase price and carrying value of the net assets acquired was $-0-. The Company did not recognize goodwill or any intangible assets in connection with the transaction. The Company was an inactive corporation with no significant assets and liabilities.

Effective with the Agreement, all previously outstanding shares of common stock were exchanged for an aggregate of 99,999,998 shares of the Company’s common stock. The value of the stock issued was the historical cost of the Company’s net tangible assets, which did not differ materially from their fair value.

The total consideration paid was $86,135 and the significant components of the transaction are as follows:

Cash paid	$50,000
Common stock retained	36,135
Assets acquired	-
Liabilities assumed	-
Total consideration paid/organization expense	$86,135

In accordance with SOP 98-5, the Company expensed $86,135 as organization costs.

The Retirement Solution, Inc.
Notes to the Unaudited Condensed Financial Statements
September 30, 2006

13. Stock Options

Non-Employee Stock Options

The following table summarizes the changes in options outstanding and the related prices for the shares of the Company’s common stock issued to the Company consultants. These options were granted in lieu of cash compensation for services performed:

			Weighted		Weighted
		Weighted	Average		Average
		Ave rage	Exercise		Exercise
Range of	Num be r of	Re m aining	Price of	Num ber of	Price of
Exercise	Shares	Contractual	Outstanding	Shares	Esercisable
Prices	Outstanding	Life (Years)	Options	Exercisable	Options

$0.25	5,000,000	5.0	$0.25	2,500,000	$0.25
	5,000,000			2,500,000

Transactions involving stock options issued to non-employees are summarized as follows:

Weighted
Average
	Number of	Exercise
	Shares	Price

Options exercisable at June 30, 2006	-	$-

Granted	2,500,000	$0.25
Exercised	-	$-
Cancelled/ Expired	-	$-
Options exercisable at September 30, 2006	2,500,000	$0.25

The estimated value of non-employee stock options vested during the three months ended September 30, 2006 were determined using the Black-Scholes options pricing model and the following assumptions: expected option life of .3.0 years, a risk free interest rate of 5.02%, a dividend yield of 0%, and expected volatility of 242.54%. The amount of the expense charged to operations in connection with granting the options was $920,500 during the three months ended September 30, 2006.

The Retirement Solution, Inc.
Notes to the Unaudited Condensed Financial Statements
September 30, 2006

13.  Stock Options (continued)

Employee Stock Options (continued)

During the three months ended September 30, 2006, the Company issued options to purchase 1,210,000 shares of the Company’s common stock at $0.25 per share to an employee. The Company valued these options using the Black-Scholes valuation model, and charged the fair value of $435,600 to operations during the three months ended September 30, 2006.

The following table summarizes the changes to employee stock options outstanding and the related prices of the Company’s common stock options issued to employees under a non-qualified stock option plan (amounts have been adjusted to reflect the reverse stock split and other adjustments):

			Weighted		Weighted
		Weighted	Average		Average
		Average	Exercise		Exercise
Range of	Number of	Remaining	Price of	Number of	Price of
Exercise	Shares	Contractual	Outstanding	Shares	Esercisable
Prices	Outstanding	Life (Years)	Options	Exercisable	Options

$0.25	2,420,000	3.0	$0.25	1,210,000	$0.25
	2,420,000			1,210,000

Transactions involving stock options issued to consultants are summarized as follows:
Weighted
Average
	Number of	Exercise
	Shares	Price

Options exercisable at June 30, 2006	-	$-

Granted	1,210,000	$0.25
Exercised	-	$-
Cancelled/ Expired	-	$-
Options exercisable at September 30, 2006	1,210,000	$0.25

The weighted-average fair value of stock options granted to employees during the three months ended September 30, 2006 and the weighted average significant assumptions used to determine those fair values, using a Black-Scholes option pricing model are as follows:

The Retirement Solution, Inc.
Notes to the Unaudited Condensed Financial Statements
September 30, 2006

13. Stock Options (continued)

Significant assumptions (weighted average):	2006	2005

Risk-free interest rate at grant date	5.05%	-
Expected stock price volatility	242.54%	-
Expected dividend payout	-	-
Expected option life (in years)	3.00	-

12. Subsequent Events

Subsequent Stock Issuances

In October 2006, the Company received $25,000 in exchange for a Convertible Debenture (“Debenture”) that matures on October 15, 2006. The Debenture bears interest at a rate of 10% and will be convertible into 100,000 shares of the Company’s common stock, at a conversion rate of $.25 per share. Interest will also be converted into common stock at a conversion rate of $.25 per share.

In October 2006, the Company received $100,000 and $150,000 in short-term bridge loans, payable December 18, 2006, including interest at 10% per annum. The holder has the right to convert the principal and interest into shares at a conversion rate of $0.25 per share or at the same terms and conditions that the Company places shares at in a private offering of its securities.

In October 2006, the Company received and additional $45,000 in exchange for Convertible Debenture #6 (“Debenture”) (see Note 5) that matures on October 15, 2006. The Debenture bears interest at a rate of 10% and will be convertible into 400,000 shares of the Company’s common stock, at a conversion rate of $.25 per share. Interest will also be converted into common stock at a conversion rate of $.25 per share

In October 2006, the Company received and additional $45,000 in exchange for Convertible Debenture #6 (“Debenture”) (see Note 5) that matures on October 15, 2006. The Debenture bears interest at a rate of 10% and will be convertible into 400,000 shares of the Company’s common stock, at a conversion rate of $.25 per share. Interest will also be converted into common stock at a conversion rate of $.25 per share

Item 2 - Management’s Discussion and Analysis

Forward-Looking Statements

This Quarterly Report of Form 10-QSB, including this discussion and analysis by management, contains or incorporates forward-looking statements. All statements other than statements of historical fact made in report are forward looking. In particular, the statements herein regarding industry prospects and future results of operations or financial position are forward-looking statements. These forward-looking statements can be identified by the use of words such as “believes,” “estimates,” “could,” “possibly,” “probably,” anticipates,” “projects,” “expects,” “may,” “will,” or “should” or other variations or similar words. No assurances can be given that the future results anticipated by the forward-looking statements will be achieved. Forward-looking statements reflect management’s current expectations and are inherently uncertain. Our actual results may differ significantly from management’s expectations.

The following discussion and analysis should be read in conjunction with our financial statements, included herewith. This discussion should not be construed to imply that the results discussed herein will necessarily continue into the future, or that any conclusion reached herein will necessarily be indicative of actual operating results in the future. Such discussion represents only the best present assessment of our management.

Background

We were incorporated in the state of Nevada on January 30, 1946, as Uintah Mountain Copper Company and in December, 2005 we changed our name to Voxpath Holdings, Inc. On August 30, 2006, we closed a Share Purchase Agreement with The Retirement Solution, Inc., a Nevada corporation, and the shareholders of The Retirement Solution, Inc. Pursuant to the Agreement, we acquired all of the issued and outstanding capital stock of The Retirement Solution, Inc. from the shareholders of The Retirement Solution, Inc. In exchange the shareholders of The Retirement Solution, Inc. received 99,999,998 shares of our common stock. On September 18, 2006 we changed our name to TheRetirementSolution.com, Inc. The Retirement Solution, Inc. was incorporated on August 10, 2005 as a subsidiary of Newsgrade Corporation for the purpose of creating a direct marketing operation to sell and market the products and services of StockDiagnostics.com, Inc., which is also a subsidiary of Newsgrade Corporation.

Plan of Operations

Our business plan calls for a campaign to enlist subscribers to the portfolio selection services of Stockdiagnostics.com through our subsidiary The Retirement Solution, Inc. Our primary objective is to reach cash flow positive operations within the next 12 months through primarily recurring monthly subscription revenues. The secondary objective is to create and promote marketing programs that will stimulate increasing growth on a month to month basis through its subscribers as well as entering into alliances with local and regional banks and registered investment advisors.

We plan to undertake a modest product development to create educational tools for its subscribers. A significant portion of the first years projected expenses have been budgeted for this development.

No major disposition or purchase of equipment is expected during the next twelve months except for some office furniture and rental of a modest office space.

Results of Operations

TRS exclusively sells and markets proprietary information developed and compiled by StockDiagnostics.com. StockDiagnostics.com is a quantitative analysis or computer driven stock market independent research company that provides certain proprietary operational-cash flow per share (“OPS”) diagnostics charts and stock recommendations exclusively to TRS, and its subscribers. Through its website subscribers can use StockDiagnostics.com’s patent pending OPS Diagnostic Charts to diagnose and monitor the health of over 10,000 public companies by analyzing 1,801 data points. The cash flow based OPS Diagnostics provided by Stockdiagnostics.com is a Cash Flow Statement based financial analysis metric, which management believes is a better leading indicator than earnings per share, since earnings per share is more easily manipulated by public companies.

TRS subscribers can elect to use the turn-key or ready-made small, mid and large cap portfolios that have been provided by StockDiagnostics since April 2005. Subscribers can also use its proprietary OPS Diagnostics charts to choose the stocks to create their own custom portfolios. The ready-made portfolios are supported by back tested algorithms, which are used to make automated buy, sell and hold recommendations. StockDiagnostics offers three levels of subscriptions ranging from $60.00 per month to $300.00 per month. Subscriptions include regular email updates or alerts on changes (deletions and additions) of the companies in the selected portfolios.

In addition to the benefits of the data provided, TRS utilizes a person-to-person marketing or a multi-tiered distribution and compensation system. Through this arrangement, TRS subscribers are able to generate commissions and residual income from the sales of new TRS subscriptions and will receive up to 50% of sales StockDiagnostics products and services, who also receive residuals on repeat sales or monthly subscriptions.

The table below outlines subscription revenues for comparable periods:

	Three Months		Period August 10,
	Ended		2005 (Inception) to
	September 30, 2006		September 30, 2005		Variance

Subscription revenues	$29,982	100%	$-	0%	$29,982	100%
Total	$29,982	100%	$-	0%	$29,982	100%

	Six Months		Period August 10,
	Ended		2005 (Inception) to
	September 30, 2006		September 30, 2005		Variance

Subscription revenues	$67,097	100%	$-	0%	$67,097	100%
Total	$67,097	100%	$-	0%	$67,097	100%

Operating Expenses
A summary of significant operating expenses for the three and six-month periods ended September 30, 2006 and 2005 follows:

	Three Months		Period August 10,
	Ended		2005 (Inception) to
	September 30, 2006		September 30, 2005		Variance

Consulting	$1,659,100	89%	$136,000	97%	$1,523,100	1120%
Financing costs	95,000	5%	-	0%	95,000	100%
Management fees	81,009	4%	-	0%	81,009	100%
Payroll expenses	31,210	2%	4,474	3%	26,736	598%
Total	$1,866,319	100%	$140,474	100%	$1,725,845	1229%

	Six Months		Period August 10,
	Ended		2005 (Inception) to
	September 30, 2006		September 30, 2005		Variance

Consulting	$1,807,908	81%	$136,000	0%	$1,671,908	1229%
Financing costs	220,000	10%	-	0%	220,000	100%
Management fees	162,018	7%	-	0%	162,018	100%
Payroll expenses	53,527	2%	4,474	0%	49,053	1096%
Total	$2,243,453	100%	$140,474	100%	$2,102,979	100%

Three-Months Ended September 30, 2006 and the Period August 10, 2005 (Inception) to September 30, 2005:
Overall expenses increased for the three months ended September 30, 2006 over the comparable period in 2005 by $1,856,392 or 1024%. This increase was due to the following:

Consulting fees increased due to various consulting agreements entered into during the quarter ended September 30, 2006. The Company granted 7,420,000 stock options to an employee and a consultant with 50% immediate vesting. The fair value of $1,356,100 was recorded as consulting expense. Additionally, 500,000 shares (411,523 shares after pre-merger adjustment) of common stock were issued to the new president as an inducement to enter into an employment agreement. The Company recorded consulting expense of $185,000.

The Company also received $280,000 from convertible debentures; recognized an imbedded beneficial conversion, and recorded $95,000 as financing costs. Merger costs recorded as financing expense were $36,135. Management fees of $27,003 per month were recorded; totaling $81,009 for the quarter 2006. No management fees were paid in the 2005 period. Payroll expenses increased due to hiring additional employees during the 2006 quarter.

Six-Months Ended September 30, 2006 and the Period August 10, 2005 (Inception) to September 30, 2005:
Overall expenses increased for the six months ended September 30, 2006 over the comparable period in 2005 by $2,302,680 or 1270%. This increase was due to the following:

Consulting fees increased due to various consulting agreements entered into during the six-months ended September 30, 2006. The Company granted 7,420,000 stock options to an employee and a consultant with 50% immediate vesting. The fair value of $1,356,100 was recorded as consulting expense. Additionally, 500,000 shares (411,523 shares after pre-merger adjustment) of common stock were issued to the new president as an inducement to enter into an employment agreement. 500,000 shares (411,523 shares after pre-merger adjustment) were issued to a consultant in exchange for consulting services. The value of these shares was recorded as consulting expenses in the amounts of $185,000 and $125,000, respectively. 500,000 shares (411,523 shares after pre-merger adjustment) were issued to a note holder for forbearance of collecting the debt owed by the Company. The value of these shares was recorded as financing costs in the amount of $125,000.

The Company also received $280,000 from convertible debentures; recognized an imbedded beneficial conversion, and recorded $95,000 as financing costs. Merger costs recorded as financing expense were $36,135. Management fees of $27,003 per month were recorded; totaling $162,018 for the six months ended September 30, 2006. No management fees were paid in the 2005 period. Payroll expenses increased due to hiring additional employees during the 2006 quarter.

Liquidity and Capital Resources
As of September 30, 2006, the Company had a working capital deficit of $939,014. The Company generated a deficit in cash flow from operating activities of $354,740 for the six months ended September 30, 2006. This deficit is primarily attributable to the Company's net loss from operations of $2,434,125, a charge for stock based compensation of $1,666,100, recognition of an imbedded beneficial conversion of convertible debentures of $95,000, and stock issued for financing costs of $125,000, merger costs of $36,135, and to changes in the balances of current assets and liabilities. Accounts payable and other liabilities increased by $139,982.

The Company met its cash requirements during the six month period ended September 30, 2006 through net proceeds from convertible debentures of $280,000 and loans from related parties of $305,246; offset by payments of $239,019.

While we have raised capital to meet our working capital and financing needs in the past, additional financing is required in order to meet our current and projected cash flow deficits from operations and development. We are seeking financing, which may take the form of debt, convertible debt or equity, in order to provide the necessary working capital. There is no guarantee that we will be successful in raising the funds required.

We estimate that we will need approximately $1,800,000 in additional funds to fully implement our business plan during the next twelve months for a credit line reserve and for our general operating expenses. As of the date of this filing, we have more than sufficient operating capital to continue our planned business operations for the next twelve months and for our general operating expenses. Although the Company obtained a senior credit facility in July 2005, which allowed us to commence our initial active operations, this facility finances only three of our five credit tiers, thus we will need to obtain additional credit facilities to fully implement our business plan. We are presently seeking those additional credit facilities and long term debt. This additional, debt financing, if available, will require payment of interest and may involve restrictive covenants that could impose limitations on the operating flexibility of the company. If we are not successful in generating sufficient liquidity from operations or in raising sufficient capital resources to finance our growth, on terms acceptable to us, this could have a material adverse effect on our business, results of operations, liquidity and financial condition, and we will have to adjust our planned operations and development on a more limited scale.

Auditor’s Opinion Expresses Doubt About the Company’s Ability to Continue as a “Going Concern”

The independent auditors report on our March 31, 2006 financial statements included in the Company's Form 8-k states that the Company's historical losses and the lack of revenues raise substantial doubts about the Company's ability to continue as a going concern, due to the losses incurred and its lack of significant operations. If we are unable to develop our business, we have to discontinue operations or cease to exist, which would be detrimental to the value of the Company's common stock. We can make no assurances that our business operations will develop and provide us with significant cash to continue operations.

Addressing the Going Concern Issues

In order to improve the Company's liquidity, the Company's management is actively pursing additional financing through discussions with investment bankers, financial institutions and private investors. There can be no assurance the Company will be successful in its effort to secure additional financing.

We continue to experience net operating losses. Our ability to continue as a going concern is subject to our ability to develop profitable operations. We are devoting substantially all of our efforts to developing our business and raising capital. Our net operating losses increase the difficulty in meeting such goals and there can be no assurances that such methods will prove successful.

The primary issues management will focus on in the immediate future to address this matter include:

•	seeking additional credit lines from institutional lenders;

•	seeking institutional investors for debt or equity investments in our company; and

•	initiating negotiations to secure short term financing through promissory notes or other debt instruments on an as needed basis.

We will need to raise additional capital through a private placement of its securities. We are planning to raise approximately $2,500,000 during the near future. This should allow ample cash resources in order to maintain operations the first year with a reserve, provided we can reach our objectives in subscription levels and resultant revenue. If we can achieve its revenue objective management believes we would be able to break even during the next 12 months.

Inflation

The impact of inflation on the costs of the Company, and the ability to pass on cost increases to its customers over time is dependent upon market conditions. The Company is not aware of any inflationary pressures that have had any significant impact on the Company's operations over the past quarter, and the
Company does not anticipate that inflationary factors will have a significant impact on future operations.

Critical Accounting Policies

The preparation of our financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and judgments that affect our reported assets, liabilities, revenues, and expenses, and the disclosure of contingent assets and liabilities. We base our estimates and judgments on historical experience and on various other assumptions we believe to be reasonable under the circumstances. Future events, however, may differ markedly from our current expectations and assumptions. While there are a number of significant accounting policies affecting our consolidated financial statements; we believe the following critical accounting policy involves the most complex, difficult and subjective estimates and judgments.

Revenue Recognition

For revenue from product sales and services, the Company recognizes revenue in accordance with Staff Accounting Bulletin No. 104, Revenue Recognition ("SAB104"), which superseded Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements ("SAB101"). SAB 101 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the selling price is fixed and determinable; and (4) collectibility is reasonably assured. Determination of criteria (3) and (4) are based on management's judgments regarding the fixed nature of the selling prices of the products delivered and the collectibility of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. The Company defers any revenue for which the product has not been delivered or is subject to refund until such time that the Company and the customer jointly determine that the product has been delivered or no refund will be required. SAB 104 incorporates Emerging Issues Task Force 00-21 ("EITF 00-21"), Multiple-Deliverable Revenue Arrangements. EITF 00-21 addresses accounting for arrangements that may involve the delivery or performance of multiple products, services and/or rights to use assets. The effect of implementing EITF 00-21 on the Company's financial position and results of operations was not significant.

Stock-Based Compensation

On December 16, 2004, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 123R (revised 2004), "Share-Based Payment" which is a revision of FASB Statement No. 123, “Accounting for Stock-Based Compensation". Statement 123R supersedes APB opinion No. 25, "Accounting for Stock Issued to Employees", and amends FASB Statement No. 95, "Statement of Cash Flows". Generally, the approach in Statement 123R is similar to the approach described in Statement 123. However, Statement 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro-forma disclosure is no longer an alternative. Management has elected to apply Statement 123R in the first quarter of fiscal year 2006.

Recent Accounting Pronouncements

In February 2006, the FASB issued SFAS No. 155. “Accounting for certain Hybrid Financial Instruments an amendment of FASB Statements No. 133 and 140,” or SFAS No. 155. SFAS No. 155 permits fair value measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of Statement No. 133, establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and amends SFAS No. 140 to eliminate the prohibition on a qualifying special purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. We do not expect the adoption of SFAS 155 to have a material impact on our consolidated financial position, results of operations or cash flows.

In March 2006, the FASB issued FASB Statement No. 156, Accounting for Servicing of Financial Assets - an amendment to FASB Statement No. 140. Statement 156 requires that an entity recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a service contract under certain situations. The new standard is effective for fiscal years beginning after September 15, 2006. The adoption of SFAS No.156 did not have a material impact on the Company's financial position and results of operations.

In July 2006, the FASB issued Interpretation No. 48 (FIN 48). “Accounting for uncertainty in Income Taxes”. FIN 48 clarifies the accounting for Income Taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. It also provides guidance on the recognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition and clearly scopes income taxes out of SFAS 5, “Accounting for Contingencies”. FIN 48 is effective for fiscal years beginning after December 15, 2006. We have not yet evaluated the impact of adopting FIN 48 on our consolidated financial position, results of operations and cash flows.

In September 2006 the Financial Account Standards Board (the “FASB”) issued its Statement of Financial Accounting Standards 157, Fair Value Measurements. This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practice. FAS 157 effective date is for fiscal years beginning after November 15, 2007. The Company does not expect adoption of this standard will have a material impact on its financial position, operations or cash flows.

In September 2006 the FASB issued its Statement of Financial Accounting Standards 158 “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans”. This Statement improves financial reporting by requiring an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This Statement also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The effective date for an employer with publicly traded equity securities is as of the end of the fiscal year ending after December 15, 2006. The Company does not expect adoption of this standard will have a material impact on its financial position, operations or cash flows.

Off-Balance Sheet Arrangements

The Company does not have any off balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, revenues, results of operations, liquidity or capital expenditures.

Trends, Risks and Uncertainties

We have sought to identify what we believe to be the most significant risks to our business, but we cannot predict whether, or to what extent, any of such risks may be realized nor can we guarantee that we have identified all possible risks that might arise. Investors should carefully consider all of such risk factors before making an investment decision with respect to our Common Stock.

Cautionary Factors That May Affect Future Results

We have sought to identify what we believe are significant risks to our business, but we cannot predict whether, or to what extent, any of such risks may be realized nor can we guarantee that we have identified all possible risks that might arise.

Potential Fluctuations in Annual Operating Results

Our annual operating results may fluctuate significantly in the future as a result of a variety of factors, most of which are outside our control, including: the demand for our products and services; seasonal trends in purchasing, the amount and timing of capital expenditures and other costs relating to the commercial and consumer financing; price competition or pricing changes in the market; technical difficulties or system downtime; general economic conditions and economic conditions specific to the consumer financing sector.

Our annual results may also be significantly impacted by the impact of the accounting treatment of acquisitions, financing transactions or other matters. Particularly at our early stage of development, such accounting treatment can have a material impact on the results for any quarter. Due to the foregoing factors, among others, it is likely that our operating results may fall below our expectations or those of investors in some future quarter.

Dependence Upon Management

Our future performance and success is dependant upon the efforts and abilities of our Management. To a very significant degree, we are dependent upon the continued services of William Kossof, our President and Chief Executive Officer and member of our Board of Directors. If we lost the services of either Mr. Kossof, or other key employees before we could get qualified replacements, that loss could materially adversely affect our business. We do not maintain key man life insurance on any of our Management.

Our officers and directors are required to exercise good faith and high integrity in our Management affairs. Our bylaws provide, however, that our directors shall have no liability to us or to our shareholders for monetary damages for breach of fiduciary duty as a director except with respect to (1) a breach of the director's duty of loyalty to the corporation or its stockholders, (2) acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of law, (3) liability which may be specifically defined by law or (4) a transaction from which the director derived an improper personal benefit.

Continued Control of Current Officers and Directors

The present officers and directors own approximately 3.4% of the outstanding shares of common stock, without giving effect to shares underlying convertible securities, and therefore are in a position to elect all of our Directors and otherwise control the Company, including, without limitation, authorizing the sale of equity or debt securities of Sparta, the appointment of officers, and the determination of officers' salaries. Shareholders have no cumulative voting rights.

Management of Growth

We may experience growth, which will place a strain on our managerial, operational and financial systems resources. To accommodate our current size and manage growth if it occurs, we must devote management attention and resources to improve our financial strength and our operational systems. Further, we will need to expand, train and manage our sales and distribution base. There is no guarantee that we will be able to effectively manage our existing operations or the growth of our operations, or that our facilities, systems, procedures or controls will be adequate to support any future growth. Our ability to manage our operations and any future growth will have a material effect on our stockholders.

If we fail to remain current on our reporting requirements, we could be removed from the OTC Bulletin Board which would limit the ability of broker-dealers to sell our securities and the ability of stockholders to sell their securities in the secondary market.

Companies trading on the OTC Bulletin Board, such as us, must be reporting issuers under Section 12 of the Securities Exchange Act of 1934, as amended, and must be current in their reports under Section 13, in order to maintain price quotation privileges on the OTC Bulletin Board. If we fail to remain current on our reporting requirements, we could be removed from the OTC Bulletin Board. As a result, the market liquidity for our securities could be severely adversely affected by limiting the ability of broker-dealers to sell our securities and the ability of stockholders to sell their securities in the secondary market.

ITEM 3 - CONTROLS AND PROCEDURES

Under the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated our disclosure controls and procedures and internal control over financial reporting and concluded that (i) our disclosure controls and procedures were effective as of September 30, 2006 and (ii) no change in internal controls over financial reporting occurred during the quarter ended September 30, 2006, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

None

ITEM 2 - UNREGISTER SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5 - OTHER INFORMATION

In June, 2006, we received a loan in the aggregate principal amount of $50,000 from a lender. In connection with this loan we issued a convertible debenture, which bears interest at 10% and matures on September 15, 2006. The debenture is convertible at any time by the lender at a conversion price equal to $0.25 per share.

In July 2006, we received loans in the aggregate principal amount of $100,000 from two lenders. In connection with these loans we issued convertible debentures, which bear interest at 10% and mature on September 15, 2006. The debentures are convertible at any time by the lenders at a conversion price equal to $0.25 per share.

In August 2006, we received loans in the aggregate principal amount of $75,000 from two lenders. In connection with these loans we issued convertible debentures, which bear interest at 10% and mature on September 15, 2006. The debentures are convertible at any time by the lenders at a conversion price equal to $0.25 per share.

In September 2006, we received a loan in the aggregate principal amount of $55,000 from a lender. (An additional $45,000 was received in October - see below.) In connection with this loan we issued a convertible debenture, which bears interest at 10% and matures on September 15, 2006. The debenture is convertible at any time by the lender at a conversion price equal to $0.25 per share.

In October 2006, we received an additional loan from a lender (see above) in the aggregate principal amount of $45,000. In connection with this loan we issued a convertible debenture note, which bears interest at 10% and matures on September 15, 2006. The note is convertible at any time by the lender at a conversion price equal to $0.25 per share.

In October 2006, we received a loan in the aggregate principal amount of $25,000 from one lender. In connection with this loan we issued a convertible debenture, which bears interest at 10% and matures on October 15, 2006. The debenture is convertible at any time by the lender at a conversion price equal to $0.25 per share.

In October 2006, we received loans in the aggregate principal amount of $250,000 from one lender. In connection with these loans we issued convertible promissory notes, which bear interest at 10% and mature on December 18, 2006. The notes are convertible at any time by the lender at a conversion price equal to $0.25 per share.

ITEM 6 - EXHIBITS

31.1
Certification of Principal Executive and Principal Financial Officer pursuant to 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Principal Executive and Principal Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THERETIREMENTSOLUTION.COM, INC.

Dated: November 20, 2006	By:	/s/ William Kosoff
William Kosoff
Chairman, Chief Executive Officer and Chief Financial Officer (Principal Executive and Principal Financial Officer)