Form 10QSB
period 2006-12-31
TheRetirementSolution.com, Inc.
filed 2007-02-21
CIK 862651

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

 (Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2006

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
Yes ☐ No ☒

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of February 5, 2007 - 137,635,432 shares of common stock

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

THE RETIREMENT SOLUTION.COM, INC.

FORM 10-QSB
QUARTERLY PERIOD ENDED DECEMBER 31, 2006

The Retirement Solution.com, Inc.
Condensed Balance Sheets

	(Unaudited)
	December 31,	March 31,
	2006	2006
Assets

Current Assets:
Cash and cash equivalents	$5,272	$14,136
Due from related party	106,074	6,480
Total Current Assets	111,346	20,616
Property and Equipment, net of accumulated depreciation	1,662	2,464
Total Assets	$113,007	$23,080

Liabilities and Deficiency in Stockholders' Equity

Current Liabilities:
Bank overdraft	$111,092	$-
Accounts payable	41,202	-
Due to related parties	35,220	100,917
Other current liabilities	242,640	97,358
Convertible debentures	350,000	-
Current portion of long-term debt	400,000	150,000
Total Current Liabilities	1,180,154	348,275
Other Liabilities:
Long-term debt	-	100,000
Total Other Liabilities	-	100,000

Deficiency in Stockholders' Equity:
Common stock, par value $.001; 300,000,000 shares authorized;
136,135,432 and 120,000,000 shares issued and outstanding
at December 31, 2006 and March 31, 2006, respectively	136,135	120,000
Additional paid-in capital	1,985,680	-
Subscribed stock	300,000	-
Accumulated deficit	(3,488,962)	(545,195)
Total Deficiency in Stockholders' Equity	(1,067,147)	(425,195)
Total Liabilities and Deficiency in Stockholders' Equity	$113,007	$23,080

The accompanying notes are an integral part of these unaudited condensed financial statements.

The Retirement Solution.com, Inc.
Condensed Statements of Operations
(Unaudited)

	Three Months Ended	Three Months Ended	Nine Months Ended	Period August 10, 2005 (Inception) to
	December 31, 2006	December 31, 2005	December 31, 2006	December 31, 2005
Revenues	$19,446	$42,147	$86,543	$42,147
Operating Expenses:
Payroll and wage expenses	18,499	59,351	72,025	63,825
Depreciation	267	-	802	-
Other operating expenses	489,908	99,013	2,919,798	275,811
Total Operating Expenses	508,674	158,364	2,992,625	339,636
Loss from operations	(489,228)	(116,217)	(2,906,082)	(297,489)
Other Expenses:
Interest expense	20,414	-	37,685	-
Total Other Expenses	20,414	-	37,685	-
Loss before income taxes	(509,642)	(116,217)	(2,943,767)	(297,489)
Income Taxes	-	-	-	-
Net Loss	$(509,642)	$(116,217)	$(2,943,767)	$(297,489)
Loss Per Share (Basic and Assuming Dilution)	$-	$-	$(0.02)	$-
Weighted Average Shares Outstanding	136,135,432	120,000,000	136,135,432	120,000,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

The Retirement Solution.com, Inc.
Condensed Statement of Deficiency in Stockholders’ Equity
(Unaudited)
For the Period April 1, 2006 through December 31, 2006

			Additional			Total (Deficiency in)
	Common Stock		Paid-in	Subscribed	Accumulated	Stockholders'
	Shares	Amount	Capital	Stock	Deficit	Equity
Balance at April 1, 2006	120,000,000	$120,000	$-	$-	$(545,195)	$(425,195)
Common stock issued for services
and financing costs	1,500,000	1,500	433,500	-	-	435,000

Adjustment of shares prior to merger
.8230452 share for each 1 share	(21,500,002)	(21,500)	21,500	-	-	-

Merger with Voxpath Holdings, Inc.	36,135,434	36,135	-	-	-	36,135

Stock options granted to employee
in exchange for services	-	-	435,600	-	-	435,600

Stock options granted to consultant
in exchange for services	-	-	926,880	-	-	926,880

Beneficial conversion feature attributable to convertible debentures	-	-	168,200	-	-	168,200

Subscription of stock	-	-	-	300,000	-	300,000

Net loss	-	-	-	-	(2,943,767)	(2,943,767)
Balance at December 31, 2006	136,135,432	$136,135	$1,985,680	$300,000	$(3,488,962)	$(1,067,147)

The accompanying notes are an integral part of these unaudited condensed financial statements.

The Retirement Solution.com, Inc.
Condensed Statements of Cash Flows
(Unaudited)
	Nine Months Ended	Period August 10, 2005 (Inception) to
	December 31, 2006	December 31, 2005

Cash Flows From Operating Activities
Net loss	$(2,943,767)	$(297,488)
Adjustments to reconcile increase (decrease) in net assets
to net cash used in operating activities:
Depreciation	802	-
Issuance of common stock for services and financing costs	471,134	120,000
Beneficial conversion feature attributable to convertible debt	168,200	-
Fair value of options issued for services rendered	1,362,480	-
Changes in assets and liabilities:
Bank overdraft	111,092	-
Accounts payable	41,203	-
Other liabilities	145,282	10,369
Net Cash Used in Operating Activities	(643,574)	(167,119)

Net Cash Provided by Investing Activities	-	-

Cash From Financing Activities
Proceeds from subscribed stock	300,000
Proceeds from debentures payable	350,000	-
Proceeds from note payable	250,000	250,000
Payments on notes payable	(100,000)	-
Advances to related party	250,012	(76,390)
Payments for due to related parties	(430,000)	-
Proceeds from due to related parties	272,483	-
Payments to due to related parties	(257,786)	-
Net Cash Provided by Financing Activities	634,709	173,610

Net Change in Cash and Cash Equivalents	(8,865)	6,491

Cash and Cash Equivalents
Beginning of period	14,137	-
End of period	$5,272	$6,491

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for:
Interest	$1,452	$-
Income taxes	$-	$-

Non-Cash Investing and Financing Activities
Common stock issued for financing costs	$329,335	$-
Common stock issued for services	$1,672,479	$120,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

The Retirement Solution.com, Inc.
Notes to the Unaudited Condensed Financial Statements
December 31, 2006

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Accordingly, the results from operations for the three and nine-month period ended December 31, 2006, are not necessarily indicative of the results that may be expected for the year ended March 31, 2007. These financial statements should be read in conjunction with the audited financial statements and explanatory notes for the period ended March 31, 2006 as disclosed in the company's form 8-K for that year as filed with the SEC herewith.

Basis of Preparation

The Retirement Solution.com, Inc. (the “Company”), is incorporated under the laws of the State of Nevada on August 10, 2005. The accounting policies of the Company are in accordance with accounting principles generally accepted in the United States of America applied on a consistent basis.

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

The Retirement Solution.com, Inc.
Notes to the Unaudited Condensed Financial Statements
December 31, 2006

1.    Summary of Significant Accounting Policies (continued)

Advertising Costs

The Company expenses advertising costs as incurred. Advertising expense was $0 for the three and nine-month period ended December 31, 2006.

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

The company adopted SFAS 123 (R) using the modified prospective transition method, which required the application of the accounting standard as of January 1, 2006. The company's Financial Statements as of and for period ended December 31, 2006 reflects the impact of SFAS 123(R). In accordance with the modified prospective transition method, the company's Financial Statements for the prior periods have not been restated to reflect, and do not include the impact of SFAS 123 (R). Stock based compensation expense recognized under SFAS 123 (R) for the period ended December 31, 2006 was $1,362,480. Pro forma stock based compensation was $0 for the period ended December 31, 2005.

For the nine months ended December 31, 2006, the Company granted 7,440,000 stock options to an employee and a consultant with an exercise price of $0.25 per share expiring from three to five years from date of issuance with 50% immediate vesting. The fair value of the options was determined using the Black-Scholes option pricing model with the following assumptions: expected dividend yield: 0%; volatility 254%; risk free interest rate 5.02 to 5.05%. The fair value of $1,362,480 was recorded as a current period charge to earnings

Concentrations of Credit Risk

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

The Retirement Solution.com, Inc.
Notes to the Unaudited Condensed Financial Statements
December 31, 2006

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

The Retirement Solution.com, Inc.
Notes to the Unaudited Condensed Financial Statements
December 31, 2006

2.    Property and Equipment

The Company’s property and equipment at December 31, 2006 and March 31, 2006, consist of the following:
	December 31, 2006	March 31, 2006
Office equipment	$2,673	$2,673
	2,673	2,673
Less accumulated depreciation	(1,011)	(209)
	$1,662	$2,464

Depreciation expense charged to operations amounted to $267 and $802, respectively, for the three and nine months ended December 31, 2006.

3.    Related Party Transactions

The Company received advances totaling $522,495 from three related parties. The advances are non-interest bearing and have no repayment terms. The related parties consist of two corporations related to the Company through common ownership and another corporation that is majority owned by the former president and CEO of the Company. At December 31, 2006, due to related parties balance was $35,220. The Company paid back advances in excess of funds received in the amount of $106,074, resulting in a due from related party of $106,074 at December 31, 2006.

A corporation that is majority owned by the former president and CEO of the Company provides ongoing services for management, graphic design, customer service, software programming and other consulting services as follows: A monthly base fee of $27,003 (beginning March 1, 2006) is charged plus a management fee equal to 12 ½% of the salaries paid by the related party to its employees. The related party may adjust its fees from time to time, but not more frequently than quarterly, and shall not be increased by more than 25%. The Company charged $81,009 and $243,027, respectively, to expenses for the three and nine months ended December 31, 2006.

The Company leases office space from the related party under an operating lease agreement (Agreement). Under the Agreement, minimum monthly lease payments of $5,300 are required, continuing on a month-to-month basis until the Company or the lessor terminates the tenancy (Note 6). The monthly lease payment is part of the management fee of $27,003 described above.

The Retirement Solution.com, Inc.
Notes to the Unaudited Condensed Financial Statements
December 31, 2006

4.    Notes Payable

A summary of notes payable at December 31, 2006 is as follows:

Convertible Promissory Note #1

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

Convertible Promissory Note #2

In October 2006, the Company borrowed $150,000 in exchange for a convertible promissory note, due on December 18, 2006, including interest at 10%. The principle and interest is convertible, at the option of the shareholder, into shares of the Company at a conversion rate of $.25 per share. The Noteholder has indicated an intention to execute a Notice of Conversion.

In accordance with Emerging Issues Task Force Issue 98-5, Accounting for Convertible Securities with a Beneficial Conversion Features or Contingently Adjustable Conversion Ratios (“EITF 98-5”), the Company recognized an imbedded beneficial conversion feature present in Convertible Promissory Note #2. The Company allocated a portion of the proceeds equal to the intrinsic value of that feature to additional paid-in capital. The Company recognized and measured an aggregate of $54,000 of the proceeds, which is equal to the intrinsic value of the imbedded beneficial conversion feature, to additional paid-in capital and a discount against the Convertible Note. The debt discount attributed to the beneficial conversion feature is charged to current period operations as interest expense.

The Retirement Solution.com, Inc.
Notes to the Unaudited Condensed Financial Statements
December 31, 2006

4.	Notes Payable (continued)

Convertible Promissory Note #3

In November 2006, the Company borrowed $100,000 in exchange for a convertible promissory note, due on December 18, 2006, including interest at 10%. The principle and interest is convertible, at the option of the shareholder, into shares of the Company at a conversion rate of $.25 per share. The Note was paid in December, 2006

In accordance with Emerging Issues Task Force Issue 98-5, Accounting for Convertible Securities with a Beneficial Conversion Features or Contingently Adjustable Conversion Ratios (“EITF 98-5”), the Company recognized an imbedded beneficial conversion feature present in Convertible Promissory Note #3. The Company allocated a portion of the proceeds equal to the intrinsic value of that feature to additional paid-in capital. The Company recognized and measured an aggregate of $8,000 of the proceeds, which is equal to the intrinsic value of the imbedded beneficial conversion feature, to additional paid-in capital and a discount against the Convertible Note. The debt discount attributed to the beneficial conversion feature is charged to current period operations as interest expense.

A summary at December 31, 2006 and March 31, 2006, consist of the following:
	December 31, 2006	March 31, 2006
Convertible promissory note #1	$250,000	$250,000
Convertible promissory note #2	150,000	-
	400,000	250,000
Less: current portion	(400,000)	(150,000)
Long-term debt	$-	$100,000

5.	Convertible Debentures

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

The Retirement Solution.com, Inc.
Notes to the Unaudited Condensed Financial Statements
December 31, 2006

5.	Convertible Debentures (continued)

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

The Retirement Solution.com, Inc.
Notes to the Unaudited Condensed Financial Statements
December 31, 2006

5.	Convertible Debentures (continued)

Convertible Debenture #6

In September and October 2006, the Company received $55,000 and $45,000, respectively, in exchange for a Convertible Debenture (“Debenture”) that matures on September 15, 2006. The Debenture bears interest at a rate of 10% and will be convertible into 400,000 shares of the Company’s common stock, at a conversion rate of $.25 per share. Interest will also be converted into common stock at a conversion rate of $.25 per share. The Debenture holder has indicated an intention to execute a Notice of Conversion.

In accordance with Emerging Issues Task Force Issue 98-5, Accounting for Convertible Securities with a Beneficial Conversion Features or Contingently Adjustable Conversion Ratios (“EITF 98-5”), the Company recognized an imbedded beneficial conversion feature present in Convertible Note #6. The Company allocated a portion of the proceeds equal to the intrinsic value of that feature to additional paid-in capital. The Company recognized and measured an aggregate of $18,200 of the proceeds, which is equal to the intrinsic value of the imbedded beneficial conversion feature, to additional paid-in capital and a discount against the Convertible Note. The debt discount attributed to the beneficial conversion feature is charged to current period operations as interest expense.

Convertible Debenture #7

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

In accordance with Emerging Issues Task Force Issue 98-5, Accounting for Convertible Securities with a Beneficial Conversion Features or Contingently Adjustable Conversion Ratios (“EITF 98-5”), the Company recognized an imbedded beneficial conversion feature present in Convertible Note #6. The Company allocated a portion of the proceeds equal to the intrinsic value of that feature to additional paid-in capital. The Company recognized and measured an aggregate of $4,000 of the proceeds, which is equal to the intrinsic value of the imbedded beneficial conversion feature, to additional paid-in capital and a discount against the Convertible Note. The debt discount attributed to the beneficial conversion feature is charged to current period operations as interest expense.

The Retirement Solution.com, Inc.
Notes to the Unaudited Condensed Financial Statements
December 31, 2006

5.	Convertible Debentures (continued)

At December 31, 2006 and March 31, 2006, balances consist of the following:

	December 31, 2006	March 31, 2006
Convertible debenture #1	$50,000	$-
Convertible debenture #2	50,000	-
Convertible debenture #3	50,000	-
Convertible debenture #4	50,000	-
Convertible debenture #5	25,000	-
Convertible debenture #6	100,000	-
Convertible debenture #7	25,000	-
	$350,000	$-

6.	Common Stock

The Company is authorized to issue 300,000,000 shares of common stock with par value $.001 per share.  The Company had 136,135,432 shares of common stock issued and outstanding at December 31, 2006.

On December 15, 2005, the Company increased its authorized shares of common stock from 75,000 shares to 300,000,000 shares and declared a forward split of 12,000 shares to 1 share. Accordingly, all historical shares, weighted average share and per share amounts have been restated to reflect the forward stock split.

During the nine months ended December 31, 2006 the Company issued 1,500,000 shares (1,234,569 shares after pre-merger adjustment) of common stock as follows:

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

Pursuant to a Private Placement Agreement, the Company received funds for subscribed stock which was issued in February 2007 as follows: 400,000 shares and 200,000 warrants were subscribed for $100,000 which was received in November 2006. 800,000 shares and 400,000 warrants were subscribed for $200,000 which was received in December 2006.

The Retirement Solution.com, Inc.
Notes to the Unaudited Condensed Financial Statements
December 31, 2006

7.	Commitments and Contingencies

Leases

On April 1, 2006, the Company entered into a new lease agreement with the related party under an operating lease agreement (Agreement). Under the Agreement, minimum monthly lease payments of $2,400 are required, continuing on a month-to-month basis until the Company or the lessor terminates the tenancy. The rent expense for the operating lease for the three months and nine months ended December 31, 2006, was $7,200 and $21,600, respectively, and was part of the management fee described in Note 3.

Employment and Consulting Agreements

The Company has consulting agreements with outside contractors to provide certain marketing and financial advisory services. The Agreements are generally for a term of 12 months from inception and renewable automatically from year to year unless either the Company or Consultant terminates such engagement by written notice.

Litigation

The Company may be subject to legal proceedings and claims which arise in the ordinary course of its business. Although occasional adverse decisions or settlements may occur, the Company believes that the final disposition of such matters should not have a material adverse effect on its financial position, results of operations or liquidity. The Company had no pending legal proceedings or claims as of December 31, 2006.

8.	Going Concern

The Company’s unaudited condensed financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred significant losses which have resulted in an accumulated deficit of $3,488,962 at December 31, 2006 which raises substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty.

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

The Retirement Solution.com, Inc.
Notes to the Unaudited Condensed Financial Statements
December 31, 2006

9.	Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consist of the following at December 31, 2006 and March 31, 2006:
	December 31, 2006	March 31, 2006
Accounts payable	$41,202	$-
Accrued consulting payable	174,400	40,000
Accrued interest payable	53,080	16,847
Accrued legal fees payable	-	21,773
Accrued payroll taxes	15,065	17,745
Accrued salaries and wages	-	769
Subscription royalties payable	95	224
	$283,842	$97,358

10.	Loss Per Common Share

The following table presents the computation of basic and diluted loss per share for the nine months ended December 31, 2006 and the period August 10, (date of inception) to December 31, 2005:

	Nine Months Ended	Period August 10, 2005 (Inception) to
	December 31, 2006	December 31, 2005
Net loss available for common shareholders	$(2,943,767)	$(297,489)
Loss per share (basic and assuming dilution)	$(0.02)	$(0.00)

Fully-diluted weighted-average common shares outstanding are not utilized in the calculation of loss per common share as the effect would be anti-dilutive, decreasing the reported loss per common share.

The Retirement Solution.com, Inc.
Notes to the Unaudited Condensed Financial Statements
December 31, 2006

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

The Retirement Solution.com, Inc.
Notes to the Unaudited Condensed Financial Statements
December 31, 2006

12.	Stock Options

Non-Employee Stock Options

The following table summarizes the changes in options outstanding and the related prices for the shares of the Company’s common stock issued to the Company consultants. These options were granted in lieu of cash compensation for services performed:

			Weighted		Weighted
		Weighted	Average		Average
		Average	Exercise		Exercise
Range of	Number of	Remaining	Price of	Number of	Price of
Exercise	Shares	Contractual	Outstanding	Shares	Esercisable
Prices	Outstanding	Life (Years)	Options	Exercisable	Options

$ 0.25	5,000,000	5.0	$0.25	2,500,000	$0.25
$ 0.33	20,000	3.0	$0.33	20,000	$0.33
	5,020,000			2,520,000

Transactions involving stock options issued to non-employees are summarized as follows:

		Weighted
		Average
	Number of	Exercise
	Shares	Price

Options exercisable at September 30, 2006	2,500,000	$0.25

Granted	20,000	$0.33
Exercised	-	$-
Cancelled/ Expired	-	$-
Options exercisable at December 31, 2006	2,520,000	$0.29

The estimated value of non-employee stock options vested during the three months ended December 31, 2006 were determined using the Black-Scholes options pricing model and the following assumptions: expected option life of 3.0 years, a risk free interest rate of 4.54%, a dividend yield of 0%, and expected volatility of 242.54%. The amount of the expense charged to operations in connection with granting the options was $6,380 during the three months ended December 31, 2006.

The Retirement Solution.com, Inc.
Notes to the Unaudited Condensed Financial Statements
December 31, 2006

12.	Stock Options (continued)

Employee Stock Options

During the three months ended December 31, 2006, the Company issued no options to purchase shares of the Company’s common stock to employees. The Company values these options using the Black-Scholes valuation model, and charged the fair value of $0 to operations during the three months ended December 31, 2006.

The following table summarizes the changes to employee stock options outstanding and the related prices of the Company’s common stock options issued to employees under a non-qualified stock option plan (amounts have been adjusted to reflect the reverse stock split and other adjustments):

			Weighted		Weighted
		Weighted	Average		Average
		Average	Exercise		Exercise
Range of	Number of	Remaining	Price of	Number of	Price of
Exercise	Shares	Contractual	Outstanding	Shares	Esercisable
Prices	Outstanding	Life (Years)	Options	Exercisable	Options

$ 0.25	2,420,000	3.0	$0.25	1,210,000	$0.25
	2,420,000			1,210,000

Transactions involving stock options issued to employees are summarized as follows:

Weighted
Average
	Number of	Exercise
	Shares	Price

Options exercisable at September 30, 2006	1,210,000	$0.25

Granted	-	$-
Exercised	-	$-
Cancelled/ Expired	-	$-
Options exercisable at December 31, 2006	1,210,000	$0.25

The weighted-average fair value of stock options granted to employees during the three months ended September 30, 2006 and the weighted average significant assumptions used to determine those fair values, using a Black-Scholes option pricing model are as follows:

Significant assumptions (weighted average):	2006	2005

Risk-free interest rate at grant date	5.02%	-
Expected stock price volatility	254.00%	-
Expected dividend payout	-	-
Expected option life (in years)	3.00	-

The Retirement Solution.com, Inc.
Notes to the Unaudited Condensed Financial Statements
December 31, 2006

13.	Subsequent Events

Subsequent Stock Issuances

In January 2007, the Company entered into a severance agreement (Agreement) with the Executive Vice President whereby employment would be terminated effective January 2007. The terms of the Agreement provide that the Company will pay $80,000 for settlement regarding remaining salary payments. The first payment of $50,000 was paid upon signing of the Agreement and the second payment of $30,000 will be paid in February 2007. Additionally, the Company will pay $4,390 for health insurance. The Company also grants the right to exercise stock options of 1,361,355 shares based upon post reverse stock split for three years from grant date at the share price of $.25 per share.

In January 2007, the Company borrowed $50,000 in exchange for a convertible promissory note (Note #1), due on February 6, 2006, including interest at 10%. The principle and interest is convertible, at the option of the shareholder, into shares of the Company at a conversion rate of $.25 per share.

In January 2007, the Company borrowed $50,000 in exchange for a convertible promissory note (Note #2), due on February 6, 2006, including interest at 10%. The principle and interest is convertible, at the option of the shareholder, into shares of the Company at a conversion rate of $.25 per share.

In January 2007, the Company entered into an employment agreement (Agreement) to hire a new Chief Executive Officer (CEO). Pursuant to the terms of the Agreement, the CEO will serve for three years and receive a base salary of $225,000. Additionally, the CEO will receive options to purchase 6,000,000 shares of common stock (over a scheduled vesting period) at the closing price of the Company’s shares at the dates exercised.

In February 2007, the Company entered into an employment agreement (Agreement) to hire a new President and CFO (President). Pursuant to the terms of the Agreement, the President will serve for three years and receive a base salary of $150,000. Additionally, the President will receive options to purchase 1,500,000 shares of common stock (over a scheduled vesting period) at the closing price of the Company’s shares at the dates exercised.

Pursuant to a Private Placement Agreement, the Company received funds for common stock which was issued in February 2007 as follows: 1,600,000 shares and 800,000 warrants were issued for $400,000 which was received in January 2007.

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

Background

We were incorporated in the state of Nevada on January 30, 1946, as Uintah Mountain Copper Company and in December, 2005 we changed our name to Voxpath Holdings, Inc. On August 30, 2006, we closed a Share Purchase Agreement with The Retirement Solution.com, Inc., a Nevada corporation, and the shareholders of The Retirement Solution.com, Inc. Pursuant to the Agreement, we acquired all of the issued and outstanding capital stock of The Retirement Solution.com, Inc. from the shareholders of The Retirement Solution.com, Inc. In exchange the shareholders of The Retirement Solution.com, Inc. received 99,999,998 shares of our common stock. On September 18, 2006 we changed our name to TheRetirementSolution.com, Inc. The Retirement Solution.com, Inc. was incorporated on August 10, 2005 as a subsidiary of Newsgrade Corporation for the purpose of creating a direct marketing operation to sell and market the products and services of StockDiagnostics.com, Inc., which is also a subsidiary of Newsgrade Corporation.

Plan of Operations

Our business plan calls for a campaign to enlist subscribers to the portfolio selection services of Stockdiagnostics.com through our subsidiary The Retirement Solution.com, Inc. Our primary objective is to reach cash flow positive operations within the next 12 months through primarily recurring monthly subscription revenues. The secondary objective is to create and promote marketing programs that will stimulate increasing growth on a month to month basis through its subscribers as well as entering into alliances with local and regional banks and registered investment advisors.

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

The table below outlines subscription revenues for comparable periods:

	Three Months		Three Months
	Ended		Ended
	December 31, 2006		December 31, 2005		Variance

Subscription revenues	$19,446	100%	$42,147	100%	$(22,701)	-54%
Total	$19,446	100%	$42,147	100%	$(22,701)	-54%

	Nine Months		Period August 10,
	Ended		2005 (Inception) to
	December 31, 2006		December 31, 2005		Variance

Subscription revenues	$86,543	100%	$42,147		$44,396	105%
Total	$86,543	100%	$42,147	0%	$44,396	105%

Operating Expenses

A summary of significant operating expenses for the three and nine-month periods ended December 31, 2006 and 2005 follows:

	Three Months		Three Months
	Ended		Ended
	December 31, 2006		December 31, 2005		Variance

Consulting	$100,726	37%	$-	0%	$100,726	100%
Financing costs	73,200	27%	-	0%	73,200	100%
Management fees	81,009	30%	-	0%	81,009	100%
Payroll expenses	18,499	7%	59,351	100%	(40,852)	-69%
Total	$273,434	100%	$59,351	100%	$214,083	361%

	Nine Months		Period August 10,
	Ended		2005 (Inception) to
	December 31, 2006		December 31, 2005		Variance

Consulting	$1,908,633	75%	$6,000	0%	$1,902,633	31711%
Financing costs	329,335	13%	-	0%	329,335	100%
Management fees	243,027	10%	-	0%	243,027	100%
Payroll expenses	72,025	3%	63,825	0%	8,200	13%
Total	$2,553,020	100%	$69,825	100%	$2,483,195	100%

Three-Months Ended December 31, 2006 and the Three-Months Ended December 31, 2005:

Overall expenses increased for the three months ended December 31, 2006 over the comparable period in 2005 by $350,310 or 46%. This increase was due to the following:

Consulting fees increased due to various consulting agreements entered into during the quarter ended December 31, 2006. No consulting fees were paid in the 2005 period.

The Company also received $275,000 from convertible debentures; recognized an imbedded beneficial conversion, and recorded $73,200 as financing costs. Management fees of $27,003 per month were recorded; totaling $81,009 for the quarter 2006. No management fees or financing costs were recorded in the 2005 period. Payroll expenses decreased due to fewer employees during the 2006 quarter.

Nine-Months Ended December 31, 2006 and the Period August 10, 2005 (Inception) to December 31, 2005:

Overall expenses increased for the nine months ended December 31, 2006 over the comparable period in 2005 by $2,652,989 or 781%. This increase was due to the following:

Consulting fees increased due to various consulting agreements entered into during the nine-months ended December 31, 2006. The Company granted 7,420,000 stock options to an employee and a consultant with 50% immediate vesting. The fair value of $1,356,100 was recorded as consulting expense. The Company granted 20,000 options to a consultant. The fair value of $6,380 was recorded as consulting expense. Additionally, 500,000 shares (411,523 shares after pre-merger adjustment) of common stock were issued to the new president as an inducement to enter into an employment agreement. 500,000 shares (411,523 shares after pre-merger adjustment) were issued to a consultant in exchange for consulting services. The value of these shares was recorded as consulting expenses in the amounts of $185,000 and $125,000, respectively. 500,000 shares (411,523 shares after pre-merger adjustment) were issued to a note holder for forbearance of collecting the debt owed by the Company. The value of these shares was recorded as financing costs in the amount of $125,000.

The Company also received $555,000 from convertible debentures; recognized an imbedded beneficial conversion, and recorded $168,200 as financing costs. Merger costs recorded as financing expense were $36,135. Management fees of $27,003 per month were recorded; totaling $243,027 for the nine months ended December 31, 2006. No management fees or financing costs were recorded in the 2005 period. Payroll expenses increased due to hiring additional employees during the 2006 period.

Liquidity and Capital Resources

As of December 31, 2006, the Company had a working capital deficit of $1,068,808. The Company generated a deficit in cash flow from operating activities of $643,574 for the nine months ended December 31, 2006. This deficit is primarily attributable to the Company's net loss from operations of $2,943,767, partially offset by a charge for stock based compensation of $1,672,480, recognition of an imbedded beneficial conversion of convertible debentures of $168,200, and stock issued for financing costs of $125,000, merger costs of $36,134, and to changes in the balances of current assets and liabilities. Accounts payable and other liabilities increased by $297,577.

The Company met its cash requirements during the nine month period ended December 31, 2006 through net proceeds from convertible debentures of $350,000, net proceeds from subscribed stock of $300,000, net proceeds from notes payable of $250,000, and loans from related parties of $522,495; offset by payments of $787,786.

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

Dependence Upon Management

Our future performance and success is dependant upon the efforts and abilities of our Management. To a very significant degree, we are dependent upon the continued services of Nicholas S. Maturo, our Chief Executive Officer and member of our Board of Directors, and William Kosoff, our President and Chief Financial Officer and member of our Board of Directors. If we lost the services of Mr. Maturo, Mr. Kosoff, or other key employees before we could get qualified replacements, the loss could materially adversely affect our business. We do not maintain key man life insurance on any of our Management.

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

ITEM 3 - CONTROLS AND PROCEDURES

Under the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated our disclosure controls and procedures and internal control over financial reporting and concluded that (i) our disclosure controls and procedures were effective as of December 31, 2006 and (ii) no change in internal controls over financial reporting occurred during the quarter ended December 31, 2006, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

None

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Pursuant to a Private Placement Agreement, the Company received funds for subscribed stock which was issued in February 2007 as follows: 400,000 shares and 200,000 warrants were subscribed for $100,000 which was received in November 2006. 800,000 shares and 400,000 warrants were subscribed for $200,000 which was received in December 2006.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5 - OTHER INFORMATION

None

ITEM 6 - EXHIBITS

31.1	Certification of Principal Executive Officer pursuant to 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THERETIREMENTSOLUTION.COM, INC.

Dated: February 20, 2007	By:	/s/ Nicholas S. Maturo
Nicholas S. Maturo Chairman and Chief Executive Officer (Principal Executive Officer)

Dated: February 20, 2007	By:	/s/ William Kosoff
William Kosoff
President, Chief Financial Officer and Director (Principal Financial Officer)