Form 10KSB
period 2007-03-31
TheRetirementSolution.com, Inc.
filed 2007-07-02
CIK 862651

U.S. Securities and Exchange Commission
Washington, DC 20549

Form 10-KSB

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED
March 31, 2007

Commission File Number 000-27019

TheRetirementSolution.com, Inc.
(Name of small business issuer as specified in its charter)

Nevada	87-0369205
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

337 N. Marwood Avenue, Fullerton CA 92832
(Address of principal executive offices)

Issuer’s telephone number: (714) 322-2263

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months, (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

Indicate by checkmark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. $27,819,687 based on the average closing bid and asked prices on June 22, 2007.

State issuer’s revenue for its most recent fiscal year. $97,543.00

As of June 29, 2007, there were 145,950,732 shares of the common stock, par value $.001 per share, outstanding.

Documents incorporated by reference: None

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

FORM 10-KSB

FOR THE FISCAL YEAR ENDED MARCH 31, 2007

INDEX

		Page
PART I		2
ITEM 1.	DESCRIPTION OF BUSINESS	2
ITEM 2.	DESCRIPTION OF PROPERTY	4
ITEM 3.	LEGAL PROCEEDINGS	4
TEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	4

PART II		5
ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS	5
ITEM 6.	MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION	6

ITEM 7	FINANCIAL STATEMENTS	14
ITEM 8	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE	14

TEM 8A	CONTROLS AND PROCEDURES	15
TEM 8B.	OTHER INFORMATION	15

PART III		15
ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT	15

ITEM 10.	EXECUTIVE COMPENSATION	16
ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS	17

ITEM 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE	18
		18
ITEM 13.	EXHIBITS	19
ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES	14

 FORWARD-LOOKING STATEMENTS

Statements in this annual report may be “forward-looking statements.” Forward-looking statements include, but are not limited to, statements that express our intentions, beliefs, expectations, strategies, predictions or any other statements relating to our future activities or other future events or conditions. These statements are based on current expectations, estimates and projections about our business based, in part, on assumptions made by management. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may, and are likely to, differ materially from what is expressed or forecasted in the forward-looking statements due to numerous factors, including those described above and those risks discussed from time to time in this annual report, including the risks described under “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this annual report and in other filings we make with the SEC. In addition, such statements could be affected by risks and uncertainties related to the ability to conduct our business, product demand, in, our ability to raise any financing which we may require for our operations, competition, government regulations and requirements, pricing and development difficulties, our ability to make acquisitions and successfully integrate those acquisitions with our business, as well as general industry and market conditions and growth rates, and general economic conditions. Any forward-looking statements speak only as of the date on which they are made, and we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of this annual report.

PART I
ITEM 1.   DESCRIPTION OF BUSINESS.

Organizational History

We were incorporated in the state of Nevada on August 1, 2005 as a subsidiary of Newsgrade Corporation for the purpose of creating a direct marketing operation to sell and market the products and services of StockDiagnostics.com, Inc., which is also a subsidiary of Newsgrade Corporation. On September 18, 2006, we changed our name from Voxpath Holdings, Inc. to TheRetirementSolution.com, Inc.

Industry Overview

In recent years, many investors have taken greater personal control of their investment activities, bypassing traditional brokers to trade with online brokerage firms and performing their own financial and investment research, often using the Internet. The Internet provides retail investors with easy access to information that once was readily available only to investment professionals, such as timely market news, intraday and historical quotes, charts, company filings with the Securities and Exchange Commission, equity research and analysts’ earnings estimates. However, while vast quantities of investment information are now available, the insight and expertise to make sense of it remains elusive.

Significantly, according to a Securities and Exchange Commission Special Study: On-Line Brokerage: Keeping Apace of Cyberspace (http://www.sec.gov/news/studies/cyberspace.htm) “Recent advances in information technology - particularly the Internet - are revolutionizing commerce. The securities industry, most significantly on-line brokerage, is at the forefront of this revolution  On-line brokerage has significantly changed the dynamics of the marketplace, causing one of the biggest shifts in individual investors' relationships with their brokers since the invention of the telephone. For the first time ever, investors can - from the comfort of their own homes - access a wealth of financial information on the same terms as market professionals, including breaking news developments and market data. In addition, on-line brokerage provides investors with tools to analyze this information, such as research reports, calculators, and portfolio analyzers. Finally, on-line brokerage enables investors to act quickly on this information.”

Business

TRS exclusively sells and markets proprietary information developed and compiled by StockDiagnostics.com (SDX). StockDiagnostics.com is a quantitative analysis or computer driven stock market independent research company that provides certain proprietary operational-cash flow per share (“OPS”) diagnostics charts and stock recommendations exclusively to TRS, and its subscribers. Through its website subscribers can use StockDiagnostics.com’s patent pending OPS Diagnostic Charts to diagnose and monitor the health of over 10,000 public companies by analyzing 1,801 data points. The cash flow based OPS Diagnostics provided by Stockdiagnostics.com is a Cash Flow Statement based financial analysis metric, which management believes is a better leading indicator than earnings per share, since earnings per share is more easily manipulated by public companies.

TRS subscribers can elect to use the turn-key or ready-made small, mid and large cap portfolios that have been provided by StockDiagnostics since April 2005. Subscribers can also use its proprietary OPS Diagnostics charts to choose the stocks to create their own custom portfolios. The ready-made portfolios are supported by back tested algorithms, which are used to make automated buy, sell and hold recommendations. TRS offers three levels of subscriptions ranging from $60.00 per month to $300.00 per month. Subscriptions include regular email updates or alerts on changes (deletions and additions) of the companies in the portfolio.

Initially TRS utilized a person-to-person marketing or a multi-tiered distribution and compensation system; however, during the last quarter in 2006 TRS significantly changed its marketing and sales strategy and adopted a direct sales and marketing strategy through its re-vamped on-line web site at www.theretirementsolution.com Significant effort and investment were made in developing a totally new web site that has been designed to attract subscribers on-line through traditional marketing methods and on-line exposure. The new web site is targeted to become fully operational during the second calendar quarter of 2007. Thus revenues did not grow during this reporting period and actually declined somewhat due to the cessation of active recruitment of subscribers and distributors through the multilevel marketing plan while the Company prepared to adopt its new direct on-line marketing strategy.

Competition

We face competition for subscribers from all forms of financial news and information sources, including print publications, television and radio analysis and other internet information services providers. There are a multitude of providers for online financial information, each using there own analysis mechanisms and research tools. Our chief competitors include Edgar Online, BankRate.com, TheStreet.com and Morningstar. Competition may result in price reductions, decreased gross margins and loss of market share.  Certain of our competitors have greater financial and other resources than we have.

Intellectual Property

Our success depends in part on our proprietary technology and know-how of StockDiagnostics.com’s portfolio selection system. TRS has an exclusive agreement for the supply of this information from Stockdiagnostics.com. Accordingly, Stockdiagnostics.com has filed patent applications with the United States Patent and Trademark Office for several of its unique analysis processes.

Government Regulation

We do not provide securities brokerage or investment advisory services and do not require any representative distributing the services of StockDiagnostics.com to conduct itself as an investment advisor or broker. We in fact encourage all representatives and users of our information services to seek unrelated investment professionals for securities related activities. Because we have positioned the Company as a knowledge provider and educator augmenting a users informed decisions and not a conductor of investment decisions nor a representative of investment services our activities are not considered within the scope of the securities industry regulation.

We are subject to government regulation in connection with securities laws and regulations applicable to all publicly owned companies, as well as laws and regulations applicable to businesses generally. We are also increasingly subject to government regulation and legislation specifically targeting Internet companies, such as privacy regulations adopted at the local, state, national and international levels and taxes levied at the state level. Due to the increasing popularity and use of the Internet, enforcement of existing laws, such as consumer protection regulations, in connection with Web-based activities has become more aggressive, and it is expected that new laws and regulations will continue to be enacted at the local, state, national and international levels. Such new legislation, alone or combined with increasingly aggressive enforcement of existing laws, could inhibit the growth in use of the Internet and decrease the acceptance of the Internet as a communications and commercial medium, which could in turn decrease the demand for our services or otherwise have a material adverse effect on our future operating performance and business.

Employees

On June 29, 2007 we had 2 employees. TRS has not experienced any work stoppages and TRS considers relations with its employees to be good.

ITEM 2. DESCRIPTION OF PROPERTY

The Company’s principal executive offices are located at 337 N. Marwood Ave., Fullerton, California, 92832. The Company has begun the process of expanding its facilities and re-locating to New York City and is currently seeking a suitable facility in the financial district of Manhattan, New York of approximately 5000 Square feet on a leased basis. The Company believes that its new facility will be adequate for its current and immediately foreseeable operating needs. The Company does not have any policies regarding investments in real estate, securities or other forms of property.

ITEM 3. LEGAL PROCEEDINGS

From time to time, the Company may become involved in various lawsuits and legal proceedings, which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm its business. The Company is currently not aware of any such legal proceedings or claims that they believe will have, individually or in the aggregate, a material adverse affect on its business, financial condition or operating results.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

The Company’s common stock is traded on the OTC Bulletin Board, referred to herein as the OTCBB, under the symbol “VPHH.ob.” The following table sets forth the high and low bid prices of its Common Stock, as reported by the OTCBB for the last two fiscal years and subsequent quarterly periods. The quotations set forth below reflect inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions.

	2007 Fiscal Year
	High*	Low*
January 1, 2007 - March 31, 2007	$0.600	$0.300
October 1, 2006 - December 31, 2006	$0.370	$0.180
July 1, 2006 - September 30, 2006	$5.500	$0.160
April 1, 2006-June 30, 2006	$0.536	$0.371
	2006 Fiscal Year
High*		Low*
January 1, 2006 - March 31, 2006	$0.536	$0.500
October 1, 2005 - December 31, 2005	$1.286	$0.500
July 1, 2005 - September 30, 2005	$0.714	$0.357
April 1, 2005-June 30, 2005	$1.571	$0.357

As of June 29, 2007, there were approximately 350 holders of record of the Company’s common stock.

Dividends

The Company has never declared or paid any cash dividends on its common stock. The Company currently intends to retain future earnings, if any, to finance the expansion of its business. As a result, the Company does not anticipate paying any cash dividends in the foreseeable future.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table shows information with respect to each equity compensation plan under which the Company’s common stock is authorized for issuance as of the fiscal year ended March 31, 2007.

Equity Compensation Plan Information

The following table summarizes the equity compensation plans under which our securities may be issued as of March 31, 2007.

Plan Category	Number of securities to be issued upon exercise of outstanding options and warrants	Weighted-average exercise price of outstanding options and warrants	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	0	N/A	0
Equity compensation plan not approved by security holders	13,000,000	$0.388	4,169,510

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Forward-Looking Statements

This Annual Report of Form 10-KSB, including this discussion and analysis by management, contains or incorporates forward-looking statements. All statements other than statements of historical fact made in report are forward looking. In particular, the statements herein regarding industry prospects and future results of operations or financial position are forward-looking statements. These forward-looking statements can be identified by the use of words such as “believes,” “estimates,” “could,” “possibly,” “probably,” anticipates,” “projects,” “expects,” “may,” “will,” or “should” or other variations or similar words. No assurances can be given that the future results anticipated by the forward-looking statements will be achieved. Forward-looking statements reflect management’s current expectations and are inherently uncertain. Our actual results may differ significantly from management’s expectations.

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

Initially TRS utilized a person-to-person marketing or a multi-tiered distribution and compensation system; however, during the last quarter in 2006 TRS significantly changed its marketing and sales strategy and adopted a direct sales and marketing strategy through its re-vamped on-line web site at www.theretirementsolution.com Significant effort and investment were made in developing a totally new web site that has been designed to attract subscribers on-line through traditional marketing methods and on-line exposure. The new web site is targeted to become fully operational during the second calendar quarter of 2007. Thus revenues did not grow during this reporting period and actually declined somewhat due to the cessation of active recruitment of subscribers and distributors through the multilevel marketing plan while the Company prepared to adopt its new direct on-line marketing strategy.

The table below outlines subscription revenues for comparable periods:

			Period August 10,
	Year Ended		2005 (Inception) to
	March 31, 2007		March 31, 2006		Variance

Subscription revenues	$97,543	100%	$117,909	100%	$(20,366)	-17%
Total	$97,543	100%	$117,909	100%	$(20,366)	-17%

Operating Expenses

A summary of significant operating expenses for the year ended March 31, 2007 and the period August 10, 2005 (inception) to March 31, 2006 follows:

			Period August 10,
	Year Ended		2005 (Inception) to
	March 31, 2007		March 31, 2006		Variance

Consulting	$2,686,740	53%	$245,325	69%	$2,441,415	100%
Financing costs	990,475	20%	-	0%	990,475	100%
Management fees	297,224	6%	-	0%	297,224	100%
Payroll expenses	1,077,627	21%	110,402	31%	967,225	876%
Total	$5,052,066	100%	$355,727	100%	$4,696,339	1320%

Period August 10, 2005 (Inception) to March 31, 2006 and the Year Ended March 31, 2007:

Overall expenses increased for the year ended March 31, 2007 over fiscal 2006 by $5,185,463 or 782%. This increase was due to the following:

The Company granted 8,830,490 stock options to employees expiring three to ten years from issuance. The fair value of $1,440,776 was recorded as compensation expense. Payroll expenses also increased due to hiring additional employees during fiscal 2007.

Consulting fees increased due to various consulting agreements entered into during fiscal 2007. The Company granted 5,458,270 stock options to consultants .expiring three to ten years from issuance. The fair value of $1,020,441 was recorded as consulting expense. Additionally, 500,000 shares of common stock were issued to an officer as an inducement to enter into an employment agreement. 2,100,000 shares were issued to consultants in exchange for consulting services. The value of these shares was recorded as consulting expenses in the amounts of $185,000 and $1,029,000, respectively.

Financing costs increased due to the following: 500,000 shares were issued to a note holder for forbearance of collecting the debt owed by the Company. The value of these shares was recorded as financing costs in the amount of $125,000. The Company also received $600,000 from convertible debentures; recognized an imbedded beneficial conversion, and recorded $192,200 as financing costs. Merger costs recorded as organization expense were $86,135. No financing costs were recorded in fiscal 2006.

Management fees of approximately $27,000 per month for eleven months were recorded, totaling $297,224 for the year ended March 31, 2007. No management fees were recorded in fiscal 2006.

Liquidity and Capital Resources

As of March 31, 2007, the Company had a working capital deficit of $1,083,316. The Company generated a deficit in cash flow from operating activities of $1,252,462 for the year ended March 31, 2007. This deficit is primarily attributable to the Company's net loss from operations of $5,751,024 and is partially offset by following: A charge for the value of options issued for services of $2,461,217, recognition of an imbedded beneficial conversion of convertible debentures of $192,200, stock issued for services of $1,464,000, and to changes in the balances of current assets and liabilities. Deferred revenue, accounts payable and other liabilities increased by $294,025.

The Company met its cash requirements during the year ended March 31, 2007 through net proceeds from convertible debentures of $600,000, net proceeds from the issuance of common stock of $725,000, and loans from related parties of $128,386; offset by payments of $150,450.

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

Auditor’s Opinion Expresses Doubt About the Company’s Ability to Continue as a “Going Concern”

The independent auditors report on our March 31, 2007 financial statements included in the Company's Form 8-k states that the Company's historical losses and the lack of revenues raise substantial doubts about the Company's ability to continue as a going concern, due to the losses incurred and its lack of significant operations. If we are unable to develop our business, we have to discontinue operations or cease to exist, which would be detrimental to the value of the Company's common stock. We can make no assurances that our business operations will develop and provide us with significant cash to continue operations.

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

The primary issues management will focus on in the immediate future to address this matter include:

•  seeking additional credit lines from institutional lenders;

•  seeking institutional investors for debt or equity investments in our company;

•	implementing the new sales and marketing strategy of direct on-line based recruitment of subscribers to thereby increase revenues and the resultant increased cash flow; and

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

Revenue Recognition

For revenue from product sales and services, the Company recognizes revenue in accordance with Staff Accounting Bulletin No. 104, Revenue Recognition ("SAB104"), which superseded Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements ("SAB101"). SAB 101 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the selling price is fixed and determinable; and (4) collectability is reasonably assured. Determination of criteria (3) and (4) are based on management's judgments regarding the fixed nature of the selling prices of the products delivered and the collectability of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. The Company defers any revenue for which the product has not been delivered or is subject to refund until such time that the Company and the customer jointly determine that the product has been delivered or no refund will be required. SAB 104 incorporates Emerging Issues Task Force 00-21 ("EITF 00-21"), Multiple-Deliverable Revenue Arrangements. EITF 00-21 addresses accounting for arrangements that may involve the delivery or performance of multiple products, services and/or rights to use assets. The effect of implementing EITF 00-21 on the Company's financial position and results of operations was not significant.

Stock-Based Compensation

On January 1, 2006 the company adopted Statement of Financial Accounting Standards No. 123 (revised 2004) "Share-Based Payment" (SFAS 123 (R)) which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including employee stock options and employee stock purchases related to a Employee Stock Purchase Plan based on the estimated fair values. SFAS 123 (R) supersedes the company's previous accounting under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") for the periods beginning fiscal 2006.

The company adopted SFAS 123 (R) using the modified prospective transition method, which required the application of the accounting standard as of January 1, 2006. The company's Financial Statements as of and for the year ended March 31, 2007 reflects the impact of SFAS 123(R). In accordance with the modified prospective transition method, the company's Financial Statements for the prior periods have not been restated to reflect, and do not include the impact of SFAS 123 (R). Stock based compensation expense recognized under SFAS 123 (R) for the year ended March 31, 2007 was $1,303,376. Pro forma stock based compensation was $0 for the year ended March 31, 2006. Pro forma disclosure for the year ended March 31, 2007 is not presented because the amounts are recognized in the consolidated financial statements.

For the year ended March 31, 2007, the Company granted 14,288,760 stock options to employees and consultants with exercise prices ranging from $0.25 to $.42 per share expiring from three to ten years from dates of issuance with 25% to 50% immediate vesting. The fair value of the options was determined using the Black-Scholes option pricing model with the following assumptions: expected dividend yield: 0%; volatility 207.57% to 242.54%; risk free interest rate 4.54 to 5.02%. The fair value of $1,303,376 was recorded as a current period charge to earnings.

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

In December 2006, the FASB issued FSP EITF 00-19-2, Accounting for Registration Payment Arrangements ("FSP 00-19-2") which addresses accounting for registration payment arrangements. FSP 00-19-2 specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with FASB Statement No. 5, Accounting for Contingencies. FSP 00-19-2 further clarifies that a financial instrument subject to a registration payment arrangement should be accounted for in accordance with other applicable generally accepted accounting principles without regard to the contingent obligation to transfer consideration pursuant to the registration payment arrangement. For registration payment arrangements and financial instruments subject to those arrangements that were entered into prior to the issuance of EITF 00-19-2, this guidance shall be effective for financial statements issued for fiscal years beginning after December 15, 2006 and interim periods within those fiscal years. The Company does not expect adoption of this standard will have a material impact on its consolidated financial position, operations or cash flows.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS 159 permits entities to choose to measure many financial instruments, and certain other items, at fair value. SFAS 159 applies to reporting periods beginning after November 15, 2007. The adoption of SFAS 159 is not expected to have a material impact on the Company’s consolidated financial condition or results of operations.

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

Dependence Upon Management

Our future performance and success is dependant upon the efforts and abilities of our Management. To a very significant degree, we are dependent upon the continued services of Nicholas S. Maturo, our Chief Executive Officer and member of our Board of Directors, and William Kosoff, our President and Chief Financial Officer and member of our Board of Directors. If we lost the services of Mr. Maturo, Mr. Kosoff, or other key employees before we could get qualified replacements, the loss could materially adversely affect our business. We have initiated applications to obtain key man life insurance on Mr. Maturo, Chairman and CEO and Mr. Kosoff, President and CFO.

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

ITEM 7. FINANCIAL STATEMENTS

The financial statements begin on Page F-1.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On August 30, 2006, in connection with the acquisition of TRS, Voxpath terminated the services of Chisholm, Bierwolf & Nilson, LLC, as the Company’s independent auditor. Chisholm, Bierwolf & Nilson, LLC performed the audits for the two year period ended December 31, 2005 and 2004, which reports for the two years ended December 31, 2005 and 2004, did not contain any adverse opinion or a disclaimer of opinion, nor was it qualified as to audit scope or accounting principles but did carry a modification as to going concern. During Voxpath’s two most recent fiscal years and during any subsequent interim period prior to the August 30, 2006 termination as Voxpath’s independent auditors, there were no disagreements with Chisholm, Bierwolf & Nilson, LLC, with respect to accounting or auditing issues of the type discussed in Item 304(a)(iv) of Regulation S-B.

On September 5, 2006, Voxpath provided Chisholm, Bierwolf & Nilson, LLC with a copy of this disclosure and requested that it furnish a letter to Voxpath, addressed to the SEC, stating that it agreed with the statements made herein or the reasons why it disagreed.

On August 30, 2006, Voxpath’s board of directors approved the engagement of the firm of RBSM LLP, formerly Russell Bedford Stefanou Mirchandani, LLP as Voxpath’s independent auditors. During Voxpath’s two most recent fiscal years or any subsequent interim period prior to engaging RBSM LLP, Voxpath had not consulted RBSM LLP regarding any of the accounting or auditing concerns stated in Item 304(a)(2) of Regulation S-B.

ITEM 8A. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, our chief executive officer and chief financial officer evaluated the effectiveness of our disclosure controls and procedures. Based on their evaluation, the chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective in alerting them to material information that is required to be included in the reports that we file or submit under the Securities Exchange Act of 1934 and that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our chief executive officer and chief financial officer, to allow timely decisions regarding required disclosure.

There were no changes in our internal controls over financial reporting during the quarterly period covered by this report that materially affected, or are reasonable likely to materially affect, our internal controls over financial reporting.

ITEM 8B. OTHER INFORMATION

None

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Directors and Executive Officers

The following table sets forth certain information with respect to our directors and executive officers.

Name	Age	Position
Nicholas S. Maturo	59	Chief Executive Officer and Chairman of the Board
William Kosoff	65	President, Chief Financial Officer and Director
Louis Sagar	54	Director

Officers are elected annually by the Board of Directors (subject to the terms of any employment agreement), at its annual meeting, to hold such office until an officer’s successor has been duly appointed and qualified, unless an officer sooner dies, resigns or is removed by the Board.

Background of Executive Officers and Directors

Nicholas S. Maturo - Chief Executive Officer and Chairman. From September 2005 until December 2006 Mr. Maturo was the Chief Executive Officer of EduTrades, Inc., a company that provides educational and training courses for students interested in learning about investing in the stock market and in other financial instruments. From September 2002 until December 2006 Mr. Maturo worked for Whitney Information Network, Inc., the parent of EduTrades, Inc. as its Chief Operating Officer and then its President. From 1981 to 2000, Mr. Maturo held a number of executive positions with Kraft Foods and was Chief Information Officer when he left Kraft. Mr. Maturo earned a Bachelor of Commerce degree in finance and economics from McGill University and also completed the Executive General Management Program at McGill University.  It was recently announced that several law firms have filed class action lawsuits on behalf of shareholders of Whitney Information Network, Inc. alleging that Whitney Information Network and several of its officers violated the securities laws by providing the public with false and misleading statements. Mr. Maturo, as the former Chief Operating Officer of Whitney Information Network, has been named as a party to such lawsuits. The Company has been informed that Whitney Information Network will be vigorously defending itself, its officers and former officers and intends to indemnify Mr. Maturo for all related costs and damages.

William Kosoff, - President, Chief Financial Officer and Director. During the past five years Mr. Kosoff served as Vice President of Worldwide Sales and a Director for a public company, Telenetics Corp. under the new Sarbanes-Oxley regime. Since December of 2005 Mr. Kosoff has become licensed and active in residential Real Estate with First Team Real Estate the largest independent real estate operation in California and the 11th largest in the US. In addition, Mr. Kosoff has served as a Director of TRS and Interim President and CEO of TRS while providing consulting services to the Company. Mr. Kosoff received his BA in Physics from California State University in 1978. He was in the high technology industry for 45 years serving in Engineering, Marketing, Sales, and Senior Management positions with Rockwell International from 1960 to 1984. In 1984 he co-founded Telenetics Corp as President and CEO. During his tenure with Telenetics he also served as CFO from 1988 to 1991.

Louis Sagar - Director. During the past five years Mr. Sagar has been and remains the principal in Old School Ventures, LLC, his own marketing consulting firm based in New York City. Previously, Mr. Sagar founded ZONA, a specialty home retailer, Mr. Sagar built a lifestyle merchandising brand with nine retail locations and wholesale operations distributing private label home accessories and lifestyle products throughout the United States, Europe, and Japan. In 1998 Mr. Sagar sold ZONA to a private investment group. Mr. Sagar has been a director of Newsgrade Corporation, the former parent of TRS and a significant shareholder of Voxpath, since April 1998 and a director of TRS since September 2005.

Our directors are elected for a term of one year and until their successors are elected and qualified.

Committees

Our business, property and affairs are managed by or under the direction of the board of directors. Members of the board are kept informed of our business through discussion with the chief executive and financial officers and other officers, by reviewing materials provided to them and by participating at meetings of the board and its committees.

Section 16(a) Compliance

Section 16(a) of the Securities Exchange Act of 1934, requires our directors, executive officers and persons who own more than 10% of our common stock to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other of our equity securities. During the year ended March 31, 2007, our officers, directors and 10% stockholders did not make any filings pursuant to Section 16(a).

ITEM 10. EXECUTIVE COMPENSATION

Directors’ Compensation

Compensation for outside Directors has been set at $25,000 annually plus re-imbursement of reasonable and ordinary expenses.

Executive Officers’ Compensation

Prior to completion of the reverse acquisition in June 2006, we did not pay any compensation to any executive officers. The following table sets forth information concerning the annual and long-term compensation earned by or paid to our Chief Executive Officer and to other persons who served as executive officers as at and/or during the fiscal year ended March 31, 2007 who earned compensation exceeding $100,000 during fiscal year 2007 (the “named executive officers”), for services as executive officers for the last three fiscal years.

Summary Compensation Table

Name & Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Ron Firmin	2007	$50,329		$478,976				$119,500	$648,805
Nicholas Maturo	2007	$60,483.87 (1)		$614,550					$675,033.87
Willaim Kosoff	2007	$119,467.86 (2)		$209,850					$329,317.86

(1)	Compensation was deferred during the 2007 fiscal year and was paid to Mr. Maturo in April 2007.

(2)	Compensation was in the form of an $84,200 consulting fee, and $35,267.86 in salary which was deferred during the 2007 fiscal year and was paid to Mr. Kosoff in April 2007

Outstanding Equity Awards at Fiscal Year-End Table.

Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Ron Firmin	1,330,490			$0.25	7/14/09
Nicholas Maturo	1,500,000	4,500,000		$0.41	1/24/17
William Kosoff	500,000	1,000,000		$0.42	2/7/17

Employment Agreements

On January 23, 007 the Company entered into a 3 year employment contract with Nicholas Maturo as CEO as well as electing him to the Board of Directors and further electing him as Chairman of the Board. The contract provides the first year’s annual salary of $225,000 with annual increases and certain performance based bonuses. In addition the contract awards stock options of 6,000,000 shares with 1,500,000 vesting upon signing and the balance over the life of the contract.

On February 6, 2007 the Company entered into a 2 year employment contract with William Kosoff as President and CFO. Mr. Kosoff remains a Director of the Company and also serves as Treasurer and Secretary of the Corporation. The contract provides the first year’s annual salary of $150,000 with annual increases and performance based bonuses. In addition the contract awards stock options of 1,500,000 shares with 500,000 vesting upon signing and the balance vesting over the life of the contract.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table provides information as to shares of common stock beneficially owned as of March 31, 2007 by:

•	each director;

•	each officer named in the summary compensation table;

•	each person owning of record or known by us, based on information provided to us by the persons named below, to own beneficially at least 5% of our common stock; and

•	all directors and executive officers as a group.

Name of Beneficial Owner (1)	Common Stock Beneficially Owned	Percentage of Common Stock (2)
Nicholas S. Maturo	1,500,000	1.06%
William Kosoff (3)	3,462,962	2.44%
Louis Sagar	1,237,654	0.87%
Newsgrade Corporation	62,473,207	44.07%
All officers and directors as a group (3 persons)	6,200,616	4.37%

(1)	Except as otherwise indicated, the address of each beneficial owner is c/o TheRetirementsolution.com, Inc., 337 Marwood Avenue, Fullerton California, 92832.

(2)
Applicable percentage ownership is based on 141,735,432 shares of common stock outstanding as of March 31, 2007, together with securities exercisable or convertible into shares of common stock within 60 days of March 31, 2006 for each stockholder. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock that are currently exercisable or exercisable within 60 days of March 31, 2007 are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

(3)	Includes 987,655 shares owned by Blue Line Communications, an entity controlled by Mr. Kosoff.

No Director, executive officer, affiliate or any owner of record or beneficial owner of more than 5% of any class of voting securities of the Company is a party adverse to the Company or has a material interest adverse to the Company.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The Company received advances totaling $675,801 from three related parties. The advances are non-interest bearing and have no repayment terms. The related parties consist of two corporations related to the Company through common ownership and a debenture holder. At March 31, 2007, due to related parties balance was $43,561. The Company paid back advances in excess of funds received in the amount of $99,574, resulting in a due from related party of $99,574 at March 31, 2007.

A corporation that is majority owned by the former president and CEO of the Company provides ongoing services for management, graphic design, customer service, software programming and other consulting services as follows: A monthly base fee of $27,003 (beginning March 1, 2006) is charged plus a management fee equal to 12 ½% of the salaries paid by the related party to its employees. The related party may adjust its fees from time to time, but not more frequently than quarterly, and shall not be increased by more than 25%. The Company charged $27,003 and $297,224 to expenses for the periods ended March 31, 2006 and 2007, respectively. The management contract and related leases were terminated in March 2007.

ITEM 13. EXHIBITS
Number  Description

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth fees billed to us by our auditors during the fiscal years ended March 31, 2007 and 2006 for: (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements, (ii) services by our auditor that are reasonably related to the performance of the audit or review of our financial statements and that are not reported as Audit Fees, (iii) services rendered in connection with tax compliance, tax advice and tax planning, and (iv) all other fees for services rendered.

		March 31, 2007	March 31, 2006
(i)	Audit Fees	$49,175	$-
(ii)	Audit Related Fees	-	-
(iii)	Tax Fees	-	-
(iv)	All Other Fees	-	-
	Totals	$49,175	$-

AUDIT FEES. Consists of fees billed for professional services rendered for the audit of The Retirement Solution, Inc.'s consolidated financial statements and review of the interim consolidated financial statements included in quarterly reports and services that are normally provided by RBSM LLP in connection with statutory and regulatory filings or engagements.

AUDIT-RELATED FEES. Consists of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of The Retirement Solution, Inc.'s consolidated financial statements and are not reported under "Audit Fees." There were no Audit-Related services provided in fiscal 2007 or 2006.

TAX FEES. Consists of fees billed for professional services for tax compliance, tax advice and tax planning. There were no tax services provided in fiscal 2007 or 2006.

ALL OTHER FEES. Consists of fees for products and services other than the services reported above. There were no management consulting services provided in fiscal 2007 or 2006.

POLICY ON AUDIT COMMITTEE PRE-APPROVAL OF AUDIT AND PERMISSIBLE NON-AUDIT SERVICES OF INDEPENDENT AUDITORS

The Company currently does not have a designated Audit Committee, and accordingly, the Company's Board of Directors' policy is to pre-approve all audit and permissible non-audit services provided by the independent auditors. These services may include audit services, audit-related services, tax services and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. The independent auditors and management are required to periodically report to the Company's Board of Directors regarding the extent of services provided by the independent auditors in accordance with this pre-approval, and the fees for the services performed to date. The Board of Directors may also pre-approve particular services on a case-by-case basis.

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FINANCIAL STATEMENTS

MARCH 31, 2007 AND 2006

FORMING A PART OF ANNUAL REPORT
PURSUANT TO THE SECURITIES EXCHANGE ACT OF 1934

THERETIREMENTSSOLUTION.COM, INC.

THERETIREMENTSOLUTION.COM, INC.

RUSSELL BEDFORD STEFANOU MIRCHANDANI LLP
Certified Public Accountants

REPORT OF INDEPENDENT REGISTERED CERTIFIED PUBLIC ACCOUNTING FIRM

The Board of Directors

TheRetirementSolution.com, Inc.

Fullerton, CA

We have audited the accompanying consolidated balance sheet of TheRetirementSolution.com, Inc. (the “Company”) as of March 31, 2007 and the related consolidated statements of losses, deficiency in stockholders’ equity, and cash flows for the year ended March 31, 2007 and the period August 10, 2005 (date of inception) through March 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based upon our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of March 31, 2007, and the results of its operations and its cash flows for the year ended March 31, 2007 and the period August 10, 2005 (date of inception) through March 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in the Note 13, the Company is experiencing difficulty in generating sufficient cash flow to meet its obligations and sustain its operations, which raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to this matter are described in Note 13. The accompanying statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/RBSM LLP
Certified Public Accountants

New York, New York
June 27, 2007

THERETIREMENTSOLUTION.COM, INC
CONSOLIDATED BALANCE SHEET
MARCH 31, 2007

ASSETS
Current assets:
Cash and cash equivalents	$14,611
Due from related party	99,574
Total current assets	114,185

Property, plant and equipment, net of accumulated depreciation of $1,194 (Note 3)	1,479

Total assets	$115,664

LIABILITIES AND DEFICIENCY IN STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued liabilities (Note 4)	$385,884
Deferred revenue (Note 1)	5,500
Due to related party (Note 7)	43,561
Convertible debentures (Note 6)	450,000
Current portion of long term debt (Note 5)	312,556
Total current liabilities	1,197,501

Long term debt:
Notes payable, long term portion (Note 5)	65,830

Total liabilities	1,263,331

Commitments and Contingencies (Note 12)

DEFICIENCY IN STOCKHOLDERS' EQUITY
Common stock, par value $0.001; 700,000,000 shares authorized; 141,735,432 issued and outstanding as of March 31, 2007 (Note 8)	141,735
Additional paid in capital	5,006,817
Accumulated deficit	(6,296,219)
Total deficiency in stockholders' equity	(1,147,667)

Total liabilities and deficiency in stockholders' equity	$115,664

The accompanying notes are an integral part of these consolidated financial statements

THERETIREMENTSOLUTION.COM, INC
CONSOLIDATED STATEMENTS OF LOSSES

		Period from August 10,
	Year Ended	2005 (date of inception)
	March 31, 2007	to March 31, 2006
Net revenue	$97,543	$117,909

Operating expenses:
Selling, general and administrative	5,600,307	646,048
Depreciation	985	209
Total operating expenses	5,601,292	646,257

LOSS FROM OPERATIONS	(5,503,749)	(528,348)

Other income (expense):
Interest (expense), net	(247,275)	(16,847)

Net loss before provision for income taxes	(5,751,024)	(545,195)

Income taxes (benefit)	-	-

NET LOSS	$(5,751,024)	$(545,195)

Loss per common share-basic and assuming fully diluted	$(0.05)	$(0.01)

Weighted average number of common shares outstanding-basic and assuming fully diluted	121,851,000	98,765,424

The accompanying notes are an integral part of these consolidated financial statements

THERETIREMENTSOLUTION.COM, INC
CONSOLIDATED STATEMENT OF DEFICIENCY IN STOCKHOLDERS' EQUITY
FROM AUGUST 10, 2005 (DATE OF INCEPTION) THROUGH MARCH 31, 2007

			Additional
	Common stock		paid in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance, August 10, 2005 (date of inception)	-	$-	$-	$-	$-
Common stock issued to founders for services rendered	98,765,424	98,765	21,235	-	120,000
Net loss	-	-	-	(545,195)	(545,195)
Balance, March 31, 2006	98,765,424	98,765	21,235	(545,195)	(425,195)

Common stock issued in April 2006 for services rendered at $0.31 per share	411,525	412	124,588	-	125,000
Common stock issued in May 2006 for services rendered at $0.31 per share	411,524	411	124,589	-	125,000
Common stock issued in July 2006 for services rendered at $0.45 per share	411,525	412	184,588	-	185,000
Common stock issued in conjunction with merger with Voxpath Holdings, Inc	36,135,434	36,135	-	-	36,135
Sale of common stock in January 2007	2,200,000	2,200	547,800	-	550,000
Sale of common stock in February 2007	700,000	700	174,300		175,000
Common stock issued in February 2007 in exchange for convertible debenture	600,000	600	149,400	-	150,000
Common stock issued in February 2007 for services rendered at $0.49 per share	2,100,000	2,100	1,026,900	-	1,029,000
Beneficial conversion feature relating to the issuance of convertible debentures	-	-	192,200	-	192,200
Fair value of options issued to employees	-	-	1,440,776	-	1,440,776
Fair value of options issued to non employees	-	-	1,020,441		1,020,441
Net loss	-	-	-	(5,751,024)	(5,751,024)

	141,735,432	$141,735	$5,006,817	$(6,296,219)	$(1,147,667)

The accompanying notes are an integral part of these consolidated financial statements

THERETIREMENTSOLUTION.COM, INC
CONSOLIDATED STATEMENTS OF CASH FLOWS

		Period from August 10,
	Year ended	2005 (date of inception)
	March 31, 2007	to March 31, 2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(5,751,024)	$(545,195)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	985	209
Common stock issued for services rendered	1,464,000	120,000
Fair value of options issued for services rendered	2,461,217	-
Beneficial conversion feature attributable to convertible debenture	192,200	-
Organization costs relating to the acquisition of Voxpath Holdings, Inc.	86,135	-
Increase (decrease) in:
Accounts payable and accrued expenses	288,525	97,359
Deferred revenue	5,500	-
Net cash (used in) operating activities	(1,252,462)	(327,627)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash paid in conjunction with the acquisition of Voxpath Holdings, Inc	(50,000)	-
Acquisition of fixed assets	-	(2,673)
Net cash (used in) investing activities	(50,000)	(2,673)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock	725,000	-
Proceeds from convertible debentures	600,000	-
Proceeds from convertible debentures, related party	-	250,000
Proceeds from notes payable, related party	128,386	-
Proceeds from (payments to) related party advances, net	(150,450)	94,437
Net cash provided by financing activities	1,302,936	344,437

Net increase in cash and cash equivalents	474	14,137
Cash and cash equivalents-beginning of the period	14,137	-
Cash and cash equivalents-end of the period	$14,611	$14,137

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$1,452	$16,847
Income taxes	$-	$-

Common stock issued for services rendered	$1,464,000	$120,000
Fair value of options issued for services rendered	$2,461,217	$-
Beneficial conversion feature attributable to convertible debenture	$192,200	$-
Common stock issued in conjunction with merger with Voxpath Holdings, Inc.	$36,135	$-

The accompanying notes are an integral part of these consolidated financial statements

THERETIREMENTSOLUTION.COM, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007

1.	Summary of Significant Accounting Policies

A summary of the significant accounting policies applied in the preparation of the accompanying financial statements follows:

Business and basis of Presentation

TheRetirementSolution.Com, Inc. (the "Company") is incorporated on August 10, 2005 under the laws of the State of Nevada. On September 16, 2006, the Company changed its name to TheRetirementSolution.Com, Inc. The Company is a direct sales/multi-level marketing company that provides financial and educational information to its subscribers. While the Company has generated revenues from its sale of products, the Company has incurred expenses, and sustained losses. Consequently, its operations are subject to all risks inherent in the establishment of a new business enterprise. As of March 31, 2007, the Company has accumulated losses of $6,296,219.

On August 30, 2006, the Company entered into a Share Purchase Agreement (“Agreement”) with Voxpath Holdings, Inc. (“Voxpath”). Prior to merger, Voxpath was an inactive corporation with no significant assets and liabilities. As a result of the Agreement, there was a change in control of the public entity. In accordance with SFAS No. 141, Voxpath was the acquiring entity. While the transaction is accounted for using the purchase method of accounting, in substance the Agreement is a recapitalization of Voxpath’s capital structure. For accounting purposes, the Company accounted for the transaction as a reverse acquisition and Voxpath is the surviving entity. The value of the net assets acquired was $0. The Company did not recognize goodwill or any intangible assets in connection with the transaction. Effective with the Agreement, all previously outstanding shares of common stock were exchanged for an aggregate of 99,999,998 shares of the Company’s common stock. The value of the stock issued was the historical cost of the Company’s net tangible assets, which did not differ materially from their fair value. The total consideration paid was $86,135.

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Voxpath Holdings, Inc. All significant inter-company transactions and balances have been eliminated in consolidation.

Revenue Recognition

For revenue from product/contract sales/subscription, the Company recognizes revenue in accordance with Staff Accounting Bulletin No. 104, Revenue Recognition (“SAB 104"), which superseded Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (“SAB 101"). SAB 101 requires that four basic criteria must be met before revenue can be recognized: 1) Persuasive evidence of an arrangement exists; 2) delivery has occurred; 3) the selling price is fixed and determinable; and 4) collectibility is reasonably assured.

Determination of criteria (3) and (4) are based on management’s judgments regarding the fixed nature of the selling prices of the products delivered and the collectibility of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. The Company defers any revenue for which the product has not been delivered or is subject to refund until such time that the company and the customer jointly determine that the product has been delivered or no refund will be required. At March 31, 2007; the Company had deferred revenue of $5,500. SAB 104 incorporates Emerging Issues Task Force 00-21 (“EITF 00-21"), Multiple-Deliverable Revenue Arrangements. EITF 00-21 addresses accounting for arrangements that may involve the delivery or performance of multiple products, services and/or rights to use assets. The effect of implementing EITF 00-21 on the Company’s consolidated financial position and results of operations was not significant.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Property and Equipment

Property and equipment are stated at cost. When retired or otherwise disposed, the related carrying value and accumulated depreciation are removed from the respective accounts and the net difference less any amount realized from disposition, is reflected in earnings. For financial statement purposes, property and equipment are recorded at cost and depreciated using the double-declining balance method over their estimated useful lives as follows:

Office equipment 5 years

THERETIREMENTSOLUTION.COM, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007

1.	Summary of Significant Accounting Policies (continued)

Advertising Costs

The Company expenses advertising costs as incurred. Advertising expense was $12,500 and $110 for the year ended March 31, 2007 and for the period August 10, 2005 (date of inception) through March 31, 2006, respectively.

Research and Development

The Company accounts for research and development costs in accordance with the Financial Accounting Standards Board’s Statement of Financial Accounting Standards No. 2 (“SFAS 2”), “Accounting for Research and Development Costs.” Under SFAS 2, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and developments costs are expensed when the contracted work has been performed or as milestone results have been achieved. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred. For the year ended March 31, 2007 and for the period August 10, 2005 (date of inception) through March 31, 2006, the Company’s expenditures on research and product development were immaterial.

Reclassification

Certain reclassifications have been made in prior year’s financial statements to conform to classifications used in the current year.

Impairment of long lived assets

The Company has adopted Statement of Financial Accounting Standards No. 144 (SFAS 144). The Statement requires that long-lived assets and certain identifiable intangibles held and used by the Company be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Events relating to recoverability may include significant unfavorable changes in business conditions, recurring losses, or a forecasted inability to achieve break-even operating results over an extended period. The Company evaluates the recoverability of long-lived assets based upon forecasted undiscounted cash flows. Should impairment in value be indicated, the carrying value of intangible assets will be adjusted, based on estimates of future discounted cash flows resulting from the use and ultimate disposition of the asset. SF AS No. 144 also requires assets to be disposed of be reported at the lower of the carrying amount or the fair value less costs to sell.

Fair value of financial instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of March 31, 2007 and 2006. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash and accounts payable. Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

Concentrations of Credit Risk

Financial instruments and related items which potentially subject the Company to concentrations of credit risk consist primarily of cash, cash equivalents and trade receivables. The Company places its cash and temporary cash investments with credit quality institutions. At times, such investments may be in excess of the FDIC insurance limit. The Company periodically reviews its trade receivables in determining its allowance for doubtful accounts. The allowance for doubtful accounts was $0 at March 31, 2007.

Website Development Costs

The Company recognizes website development costs in accordance with Emerging Issue Task Force ("EITF") No. 00-02, "Accounting for Website Development Costs." As such, the Company expenses all costs incurred that relate to the planning and post implementation phases of development of its website. Direct costs incurred in the development phase are capitalized and recognized over the estimated useful life. Costs associated with repair or maintenance for the website are included in cost of net revenues in the current period expenses. During the year ended March 31, 2007 and for the period August 10, 2005 (date of inception) through March 31, 2006, the Company did not capitalize any costs associated with the website development.

THERETIREMENTSOLUTION.COM, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007

1.	Summary of Significant Accounting Policies (continued)

Stock-Based Compensation

On January 1, 2006 the company adopted Statement of Financial Accounting Standards No. 123 (revised 2004) "Share-Based Payment" (SFAS 123 (R)) which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including employee stock options and employee stock purchases related to a Employee Stock Purchase Plan based on the estimated fair values. SFAS 123 (R) supersedes the company's previous accounting under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") for the periods beginning fiscal 2006.

The company adopted SFAS 123 (R) using the modified prospective transition method, which required the application of the accounting standard as of January 1, 2006. The company's Financial Statements as of and for the year ended March 31, 2007 reflects the impact of SFAS 123(R). In accordance with the modified prospective transition method, the company's Financial Statements for the prior periods have not been restated to reflect, and do not include the impact of SFAS 123 (R). Stock based compensation expense recognized under SFAS 123 (R) for the year ended March 31, 2007 was $1,440,776. Pro forma stock based compensation was $0 for the year ended March 31, 2006. Pro forma disclosure for the year ended March 31, 2007 is not presented because the amounts are recognized in the consolidated financial statements.

For the year ended March 31, 2007, the Company granted 14,288,760 stock options to employees and consultants with exercise prices ranging from $0.25 to $.42 per share expiring from three to ten years from dates of issuance with 25% to 50% immediate vesting. The fair value of the options was determined using the Black-Scholes option pricing model with the following assumptions: expected dividend yield: 0%; volatility 207.57% to 242.54%; risk free interest rate 4.54 to 5.02%. The fair value of $1,440,776 was recorded as a current period charge to earnings.

Segment Information

Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information” (“SFAS 131”) establishes standards for reporting information regarding operating segments in annual financial statements and requires selected information for those segments to be presented in interim financial reports issued to stockholders. SFAS 131 also establishes standards for related disclosures about products and services and geographic areas. Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision-making group, in making decisions how to allocate resources and assess performance. The information disclosed herein materially represents all of the financial information related to the Company’s principal operating segment.

Income taxes

The Company follows Statement of Financial Accounting Standard No.109, Accounting for Income Taxes (SFAS No.109) for recording the provision for income taxes. Deferred tax assets and liabilities are computed based upon the difference between the financial statement and income tax basis of assets and liabilities using the enacted marginal tax rate applicable when the related asset or liability is expected to be realized or settled. Deferred income tax expenses or benefits are based on the changes in the asset or liability during each period. If available evidence suggests that it is more likely than not that some portion or all of the deferred tax assets will not be realized, a valuation allowance is required to reduce the deferred tax assets to the amount that is more likely than not to be realized. Future changes in such valuation allowance are included in the provision for deferred income taxes in the period of change. Deferred income taxes may arise from temporary differences resulting from income and expense items reported for financial accounting and tax purposes in different periods. Deferred taxes are classified as current or non-current, depending on the classification of assets and liabilities to which they relate. Deferred taxes arising from temporary differences that are not related to an asset or liability are classified as current or non-current depending on the periods in which the temporary differences are expected to reverse

At March 31, 2007, the Company has available for federal income tax purposes a net operating loss carry forward of approximately $6,000,000, expiring in the year 2023, that may be used to offset future taxable income. The Company has provided a valuation reserve against the full amount of the net operating loss benefit, since in the opinion of management based upon the earnings history of the Company; it is more likely than not that the benefits will not be realized. Due to significant changes in the Company's ownership, the future use of its existing net operating losses may be limited. Components of deferred tax assets as of March 31, 2007 are as follows:

THERETIREMENTSOLUTION.COM, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007

1.	Summary of Significant Accounting Policies (continued)

Noncurrent:
Net operating loss carryforward	$2,326,000
Valuation allowance	$(2,326,000)
Net deferred tax asset	-

Comprehensive Income (Loss)

The Company adopted Statement of Financial Accounting Standards No. 130; “Reporting Comprehensive Income” (SFAS) No. 130 establishes standards for the reporting and displaying of comprehensive income and its components. Comprehensive income is defined as the change in equity of a business during a period from transactions and other events and circumstances from non-owners sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. SFAS No. 130 requires other comprehensive income (loss) to include foreign currency translation adjustments and unrealized gains and losses on available for sale securities.

Liquidity

As shown in the accompanying consolidated financial statements, the Company incurred a net loss of $5,751,024 for the year ended March 31, 2007. The Company's current liabilities exceeded its current assets by $1,083,316 as of March 31, 2007.

Cash and Cash Equivalents

For purposes of the statement of cash flows, cash includes demand deposits, saving accounts and money market accounts. The Company considers all highly liquid debt instruments with maturities of three months or less when purchased to be cash equivalents.

Loss per Share

The Company has adopted Statement of Financial Accounting Standard No. 128, "Earnings Per Share," specifying the computation, presentation and disclosure requirements of earnings per share information. Basic earnings per share has been calculated based upon the weighted average number of common shares outstanding. Stock options and warrants have been excluded as common stock equivalents in the diluted earnings per share because they are either antidilutive, or their effect is not material.

Recent Accounting Pronouncements

In February 2006, the FASB issued SFAS No. 155. “Accounting for certain Hybrid Financial Instruments an amendment of FASB Statements No. 133 and 140,” or SFAS No. 155. SFAS No. 155 permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of Statement No. 133, establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and amends SFAS No. 140 to eliminate the prohibition on a qualifying special purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The Company does not expect to have a material impact on our consolidated financial position, results of operations or cash flows.

In March 2006, the FASB issued FASB Statement No. 156, Accounting for Servicing of Financial Assets - an amendment to FASB Statement No. 140. Statement 156 requires that an entity recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a service contract under certain situations. The new standard is effective for fiscal years beginning after September 15, 2006. The adoption of SFAS No.156 will not have a material impact on the Company's consolidated financial position and results of operations.

THERETIREMENTSOLUTION.COM, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007

1.	Summary of Significant Accounting Policies (continued)

Recent Accounting Pronouncements (continued)

In July 2006, the FASB issued Interpretation No. 48 (FIN 48). “Accounting for uncertainty in Income Taxes”. FIN 48 clarifies the accounting for Income Taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. It also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition and clearly scopes income taxes out of SFAS 5, “ Accounting for Contingencies”. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company does not expect to have a material impact on our consolidated financial position, results of operations or cash flows.

In September 2006 the Financial Account Standards Board (the “FASB”) issued its Statement of Financial Accounting Standards 157, Fair Value Measurements. This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practice. FAS 157 effective date is for fiscal years beginning after November 15, 2007. The Company does not expect adoption of this standard will have a material impact on its consolidated financial position, operations or cash flows.

In September 2006 the FASB issued its Statement of Financial Accounting Standards 158 “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans”. This Statement improves financial reporting by requiring an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This Statement also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The effective date for an employer with publicly traded equity securities is as of the end of the fiscal year ending after December 15, 2006. The Company did not have any defined benefit pension and other postretirement plans and accordingly did not have any impact on its consolidated financial position, operations or cash flows for the period August 10, 2005 (date of inception) through March 31, 2006.

In December 2006, the FASB issued FSP EITF 00-19-2, Accounting for Registration Payment Arrangements ("FSP 00-19-2") which addresses accounting for registration payment arrangements. FSP 00-19-2 specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with FASB Statement No. 5, Accounting for Contingencies. FSP 00-19-2 further clarifies that a financial instrument subject to a registration payment arrangement should be accounted for in accordance with other applicable generally accepted accounting principles without regard to the contingent obligation to transfer consideration pursuant to the registration payment arrangement. For registration payment arrangements and financial instruments subject to those arrangements that were entered into prior to the issuance of EITF 00-19-2, this guidance shall be effective for financial statements issued for fiscal years beginning after December 15, 2006 and interim periods within those fiscal years. The Company does not expect adoption of this standard will have a material impact on its consolidated financial position, operations or cash flows.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS 159 permits entities to choose to measure many financial instruments, and certain other items, at fair value. SFAS 159 applies to reporting periods beginning after November 15, 2007. The adoption of SFAS 159 is not expected to have a material impact on the Company’s consolidated financial condition or results of operations.

THERETIREMENTSOLUTION.COM, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007

2.	Merger and Corporate Restructure

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

For accounting purposes, the Company accounted for the transaction as a reverse acquisition and Voxpath is the surviving entity. The total purchase price and carrying value of the net assets acquired was $0. The Company did not recognize goodwill or any intangible assets in connection with the transaction. The Company was an inactive corporation with no significant assets and liabilities.

Effective with the Agreement, all previously outstanding shares of common stock were exchanged for an aggregate of 99,999,998 shares of the Company’s common stock. The value of the stock issued was the historical cost of the Company’s net tangible assets, which did not differ materially from their fair value.

The total consideration paid was $86,135 and the significant components of the transaction are as follows:

Cash paid	$50,000
Common stock retained	36,135
Assets acquired	-
Liabilities assumed	-
Total consideration paid/organization expense	$86,135

In accordance with SOP 98-5, the Company expensed $86,135 as organization costs.

3.	Property and Equipment

The Company’s property and equipment at March 31, 2007 consists of the following:

Office equipment	$2,673
2,673
Less accumulated depreciation	(1,194)
$1,479

Depreciation expense charged to operations amounted to $985 and $209 for the year ended March 31, 2007 and for the period August 10, 2005 (date of inception) through March 31, 2006.

4.	Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consisted of the following at March 31, 2007:

March 31, 2007

Accounts payable	$109,705
Accrued consulting payable	89,900
Accrued interest payable	70,471
Accrued payroll taxes	20,004
Accrued salaries and wages	95,752
Subscription royalties payable	51
$385,883

THERETIREMENTSOLUTION.COM, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007

5.	Notes Payable

A summary of notes payable at March 31, 2007 is as follows:

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

Under the terms of the Convertible Note, if the existing president should resign or be dismissed, the monies loaned to the Company, including all accrued interest, would immediately be due and payable. The president resigned on February 19, 2006, thus accelerating the payment of the loan, plus accrued interest.

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

Note Payable to Related Party

In March 2007, the Company entered into an agreement with a corporation that is majority owned by a former president and CEO of the Company and which provides ongoing management services under a consulting agreement as described in Note 12. Upon termination of the agreement in March 2007, and in exchange for the remaining payments due, a promissory note was issued to the majority shareholder in the amount of $128,386; with interest at 8.00% annually, payable in monthly installments of $5,807.

At March 31, 2007, balances consist of the following:

Convertible promissory note	$250,000
Note payable to related party	128,386
378,386

Less: current portion	(312,556)
Long-term debt	$65,830

Aggregate maturities of long-term debt at March 31, 2007 are as follows:

Year ending March 31,
2008	$312,556
2009	65,830
Total, as above	$378,386

THERETIREMENTSOLUTION.COM, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007

6.	Convertible Debentures

Convertible Debenture #1

In June 2006, the Company received $50,000 in exchange for a Convertible Debenture (“Debenture”) that matures on September 15, 2006. The Debenture bears interest at a rate of 10% and will be convertible into 200,000 shares of the Company’s common stock, at a conversion rate of $.25 per share. Interest will also be converted into common stock at a conversion rate of $.25 per share. The Company currently is in default. The Debenture holder has executed a Notice of Conversion.

Convertible Debenture #2

In July 2006, the Company received $50,000 in exchange for a Convertible Debenture (“Debenture”) that matures on September 15, 2006. The Debenture bears interest at a rate of 10% and will be convertible into 200,000 shares of the Company’s common stock, at a conversion rate of $.25 per share. Interest will also be converted into common stock at a conversion rate of $.25 per share. The Company currently is in default. The Debenture holder has executed a Notice of Conversion.

Convertible Debenture #3

In July 2006, the Company received $50,000 in exchange for a Convertible Debenture (“Debenture”) that matures on September 15, 2006. The Debenture bears interest at a rate of 10% and will be convertible into 200,000 shares of the Company’s common stock, at a conversion rate of $.25 per share. Interest will also be converted into common stock at a conversion rate of $.25 per share. The Company currently is in default. The Debenture holder has executed a Notice of Conversion.

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

Convertible Debenture #4

In August 2006, the Company received $50,000 in exchange for a Convertible Debenture (“Debenture”) that matures on September 15, 2006. The Debenture bears interest at a rate of10% and will be convertible into 200,000 shares of the Company’s common stock, at a conversion rate of $.25 per share. Interest will also be converted into common stock at a conversion rate of $.25 per share. The Company currently is in default. The Debenture holder has executed a Notice of Conversion.

Convertible Debenture #5

In August 2006, the Company received $25,000 in exchange for a Convertible Debenture (“Debenture”) that matures on September 15, 2006. The Debenture bears interest at a rate of 10% and will be convertible into 100,000 shares of the Company’s common stock, at a conversion rate of $.25 per share. Interest will also be converted into common stock at a conversion rate of $.25 per share. The Company currently is in default. The Debenture holder has executed a Notice of Conversion.

In accordance with Emerging Issues Task Force Issue 98-5, Accounting for Convertible Securities with a Beneficial Conversion Features or Contingently Adjustable Conversion Ratios (“EITF 98-5”), the Company recognized an imbedded beneficial conversion feature present in Convertible Notes #4 and $5. The Company allocated a portion of the proceeds equal to the intrinsic value of that feature to additional paid-in capital. The Company recognized and measured an aggregate of $36,000 of the proceeds, which is equal to the intrinsic value of the imbedded beneficial conversion feature, to additional paid-in capital and a discount against the Convertible Note. The debt discount attributed to the beneficial conversion feature is charged to current period operations as interest expense. The Debenture holder has executed a Notice of Conversion.

Convertible Debenture #6

In September and October 2006, the Company received $55,000 and $45,000, respectively, in exchange for a Convertible Debenture (“Debenture”) that matures on September 15, 2006. The Debenture bears interest at a rate of 10% and will be convertible into 400,000 shares of the Company’s common stock, at a conversion rate of $.25 per share. Interest will also be converted into common stock at a conversion rate of $.25 per share. The Company currently is in default. The Debenture holder has executed a Notice of Conversion.

THERETIREMENTSOLUTION.COM, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007

6.	Convertible Debentures (continued)

Convertible Debenture #6 (continued)

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

Convertible Debenture #7

In October 2006, the Company received $25,000 in exchange for a Convertible Debenture (“Debenture”) that matures on October 15, 2006. The Debenture bears interest at a rate of 10% and will be convertible into 100,000 shares of the Company’s common stock, at a conversion rate of $.25 per share. Interest will also be converted into common stock at a conversion rate of $.25 per share. The Company currently is in default. The Debenture holder has executed a Notice of Conversion.

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

Convertible Debenture #8

In January 2007, the Company received $50,000 in exchange for a Convertible Debenture (“Debenture”) that matures in February 2007. The Debenture bears interest at a rate of 10% and will be convertible into 200,000 shares of the Company’s common stock, at a conversion rate of $.25 per share. Interest will also be converted into common stock at a conversion rate of $.25 per share. The Debenture holder has executed a Notice of Conversion.

In accordance with Emerging Issues Task Force Issue 98-5, Accounting for Convertible Securities with a Beneficial Conversion Features or Contingently Adjustable Conversion Ratios (“EITF 98-5”), the Company recognized an imbedded beneficial conversion feature present in Convertible Note #6. The Company allocated a portion of the proceeds equal to the intrinsic value of that feature to additional paid-in capital. The Company recognized and measured an aggregate of $12,000 of the proceeds, which is equal to the intrinsic value of the imbedded beneficial conversion feature, to additional paid-in capital and a discount against the Convertible Note. The debt discount attributed to the beneficial conversion feature is charged to current period operations as interest expense.

Convertible Debenture #9

In January 2007, the Company received $50,000 in exchange for a Convertible Debenture (“Debenture”) that matures in February 2007. The Debenture bears interest at a rate of 10% and will be convertible into 200,000 shares of the Company’s common stock, at a conversion rate of $.25 per share. Interest will also be converted into common stock at a conversion rate of $.25 per share. The Debenture holder has executed a Notice of Conversion.

In accordance with Emerging Issues Task Force Issue 98-5, Accounting for Convertible Securities with a Beneficial Conversion Features or Contingently Adjustable Conversion Ratios (“EITF 98-5”), the Company recognized an imbedded beneficial conversion feature present in Convertible Note #6. The Company allocated a portion of the proceeds equal to the intrinsic value of that feature to additional paid-in capital. The Company recognized and measured an aggregate of $12,000 of the proceeds, which is equal to the intrinsic value of the imbedded beneficial conversion feature, to additional paid-in capital and a discount against the Convertible Note. The debt discount attributed to the beneficial conversion feature is charged to current period operations as interest expense.

THERETIREMENTSOLUTION.COM, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007

6.	Convertible Debentures (continued)

At March 31, 2007, balances consist of the following:

March 31, 2007
Convertible debenture #1	$50,000
Convertible debenture #2	50,000
Convertible debenture #3	50,000
Convertible debenture #4	50,000
Convertible debenture #5	25,000
Convertible debenture #6	100,000
Convertible debenture #7	25,000
Convertible debenture #8	50,000
Convertible debenture #9	50,000
$450,000
7.	Related Party Transactions

The Company received advances totaling $675,801 from three related parties. The advances are non-interest bearing and have no repayment terms. The related parties consist of two corporations related to the Company through common ownership and a debenture holder. At March 31, 2007, due to related parties balance was $43,561. The Company paid back advances in excess of funds received in the amount of $99,574, resulting in a due from related party of $99,574 at March 31, 2007.

A corporation that is majority owned by the former president and CEO of the Company provides ongoing services for management, graphic design, customer service, software programming and other consulting services as follows: A monthly base fee of $27,003 (beginning March 1, 2006) is charged plus a management fee equal to 12 ½% of the salaries paid by the related party to its employees. The related party may adjust its fees from time to time, but not more frequently than quarterly, and shall not be increased by more than 25%. The Company charged $27,003 and $297,224 to expenses for the periods ended March 31, 2006 and 2007, respectively. The management contract and related leases were terminated in March 2007.

A Company is under a contract with a related party corporation whereby the related party provides marketing and promotional activity in exchange for 20% of gross revenue from sales of the related corporation’s products and services. Contained within the contract are a minimum number of subscribers the Company is required to maintain to ensure exclusivity.

The Company leases office space from the related party under an operating lease agreement (Agreement). Under the Agreement, minimum monthly lease payments of $5,300 are required, continuing on a month-to-month basis until the Company or the lessor terminates the tenancy (Note 12). The monthly lease payment is part of the management fee of $27,003 described above.

8.	Common Stock

The Company is authorized to issue 700,000,000 shares of common stock with par value $.001 per share. As of March 31, 2007, the Company had 141,735,432 shares of common stock issued and outstanding.

During the period from August 10, 2005 (date of inception) through March 31, 2006, the Company issued common stock as follows:

On December 15, 2005, the Company increased its authorized shares of common stock from 75,000 shares to 300,000,000 shares and declared a forward split of 12,000 shares to 1 share. Accordingly, all historical shares, weighted average share and per share amounts have been restated to reflect the forward stock split.

THERETIREMENTSOLUTION.COM, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007

8.	Common Stock (continued)

As described in Note 2 above, on August 30, 2006, the Company entered into a Share Purchase Agreement (“Agreement”) with Voxpath Holdings, Inc. (“Voxpath”). As a result of the Agreement, there was a change in control of the public entity. In accordance with SFAS No. 141, Voxpath was the acquiring entity. While the transaction is accounted for using the purchase method of accounting, in substance the Agreement is a recapitalization of Voxpath’s capital structure.

Effective with the Agreement, all previously outstanding shares of common stock were exchanged for an aggregate of 99,999,998 shares of the Company’s common stock. The value of the stock issued was the historical cost of the Company’s net tangible assets, which did not differ materially from their fair value. Accordingly, all historical shares, weighted average share and per share amounts have been restated to reflect the exchanged number of shares under the Agreement.

In August 2005, the Company issued 98,765,424 shares to the founders in exchange for services relating to formation of the Company. The Company charged $120,000 to expenses in relation to the issuance. The Company valued the shares issued for consulting services at the rate which represents the fair value of the services received which did not differ materially from the value of the stock issued.

During the twelve months ended March 31, 2007, the Company issued common stock as follows:

411,525 shares of common stock were issued to Noteholder (see Note 4) for forbearance of collecting the debt owed by the Company.

411,524 shares of common stock were issued to a consultant in exchange for consulting services.

411,525 shares of common stock were issued to an officer as an inducement to accept a position with the Company.

In a merger with Voxpath Holdings, Inc. (see Note 2), the Company’s common stock increased by 36,135,434 shares and authorized shares increased from 300,000,000 shares to 700,000,000 shares.

Pursuant to a Private Placement Agreement, the Company received funds for common stock which was issued as follows: 2,900,000 shares and 1,450,000 warrants were issued for $725,000. A promissory note in the amount of $150,000 was converted to 600,000 shares of common stock.

2,100,000 shares were issued to consultants in exchange for consulting services.

9.	Income Taxes

The Company has adopted Financial Accounting Standard No. 109 which requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statement or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between financial statements and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Temporary differences between taxable income reported for financial reporting purposes and income tax purposes are insignificant.

At March 31, 2007, the Company has available for federal income tax purposes a net operating loss carryforward of approximately $6,000,000, expiring in the year 2026, that may be used to offset future taxable income. The Company has provided a valuation reserve against the full amount of the net operating loss benefit, since in the opinion of management based upon the earnings history of the Company; it is more likely than not that the benefits will not be realized. Due to significant changes in the Company's ownership, the future use of its existing net operating losses may be limited. Components of deferred tax assets as of March 31, 2007 are as follows:

Noncurrent:
Net operating loss carryforward	$2,326,000
Valuation allowance	$(2,326,000)
Net deferred tax asset	-

THERETIREMENTSOLUTION.COM, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007

9.	Income Taxes (continued)

The total provision differs from the amount that would be obtained by applying the federal statutory rate of 34% to income before income taxes, as follows:

Expected tax provision (benefit)	$(2,326,000)
Effect of:
State income taxes, net of federal benefit	-
Net Operating loss carryforward	(187,000)
Increase in valuation allowance	2,513,000
Graduated rates	-
$-

10.	Loss per Common Share

The following table presents the computation of basic and diluted loss per share for the period ended March 31, 2007 and 2006:

	2007	2006
Net loss available for common shareholders	$(5,751,024)	$545,195)
Loss per share (basic and assuming dilution)	$(0.05)	$(0.01)
Weighted average number of common shares outstanding-basic and assuming fully diluted	121,851,000	98,765,424

Fully-diluted weighted-average common shares outstanding are not utilized in the calculation of loss per common share as the effect would be anti-dilutive, decreasing the reported loss per common share.

11.	Stock Options and Warrants

Employee Stock Options

The following table summarizes the changes in employee stock options outstanding and the related prices for the shares of the Company’s common stock issued to employees of the Company under a non-qualified employee stock option plan at March 31, 2007:
	Options Outstanding			Options Exercisable
			Weighted		Weighted
		Weighted	Average		Average
		Average	Exercise		Exercise
Range of	Number of	Remaining	Price of	Number of	Price of
Exercise	Shares	Contractual	Outstanding	Shares	Esercisable
Prices	Outstanding	Life (Years)	Options	Exercisable	Options

$ 0.25	1,330,490	2.29	$0.25	1,330,490	$0.25
$ 0.41	6,000,000	9.82	$0.41	1,500,000	$0.41
$ 0.42	1,500,000	9.86	$0.42	500,000	$0.42

Transactions involving stock options issued to employees are summarized as follows:

THERETIREMENTSOLUTION.COM, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007

11.	Stock Options and Warrants (continued)

Employee Stock Options (continued)
Weighted
Average
	Number of	Exercise
	Shares	Price

Options outstanding at August 10, 2005 (date of inception)	-	$-
Granted	-	-
Exercised	-	-
Canceled or expired	-	-
Options outstanding at March 31, 2006	-	-
Granted	9,890,123	0.373
Exercised	-	-
Canceled or expired	(1,059,633)	0.25
Options outstanding at March 31, 2007	8,830,490	$0.388

During the year ended March 31, 2007, the Company granted 8,830,490 (net of 1,059,633) employee stock options with an exercise price from $0.25 to $0.42 expiring three to ten years from issuance. The fair value of the vested amounts (determined as described below) of $1,440,776 was charged to current period earnings.

The weighted-average fair value of stock options granted to employees and the weighted average significant assumptions used to determine those fair values, using a Black-Scholes option pricing model are as follows:

Risk-free interest rate at grant date:	4.80% to 5.05%
Expected volatility	207.57% to 242.54%
Expected dividend payout	$0
Expected option life-years (a)3 to 10 years

(a) the expected option life is based on contractual expiration dates.

Non-Employee Stock Options

The following table summarizes the changes in options outstanding and the related prices for the shares of the Company’s common stock issued to consultants and non-employees of the Company at March 31, 2007:

	Options Outstanding			Options Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
Exercise	Number	Contractual	Exercise	Number of	Exercise
Prices	Outstanding	Life (Years)	Price	Exercisable	Price

$ 0.25	4,938,270	4.29	$0.25	2,469,135	$0.25
$ 0.33	20,000	2.49	$0.33	20,000	$0.33
$ 0.42	500,000	9.86	$0.42	500,000	$0.42

Transactions involving stock options issued to consultants and non-employees are summarized as follows:

THERETIREMENTSOLUTION.COM, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007

11.	Stock Options and Warrants (continued)

Non-Employee Stock Options (continued)

Weighted
Average
	Number of	Exercise
	Shares	Price

Options outstanding at August 10, 2005 (date of inception)	-	$-
Granted	-	-
Exercised	-	-
Canceled or expired	-	-
Options outstanding at March 31, 2006	-	-
Granted	5,458,270	0.266
Exercised	-	-
Canceled or expired	-	-
Options outstanding at March 31, 2007	5,458,270	$0.266

During the year ended March 31, 2007, the Company granted 5,458,270 non-employee stock options with a weighted average exercise price of $0.266 expiring three to ten years from issuance. The fair value of the vested amounts (determined as described below) of $1,020,441 was charged to current period earnings.

The weighted-average fair value of stock options granted to non-employees and the weighted average significant assumptions used to determine those fair values, using a Black-Scholes option pricing model are as follows:

Significant assumptions (weighted average):
Risk-free interest rate at grant date	4.54% to 5.02%
Expected stock price volatility	207.57% to 242.54%
Expected dividend payout	-
Expected option life-years (a)	3 to 5 years

Warrants

The following table summarizes the changes in warrants outstanding and the related prices for the shares of the Company’s common stock issued to shareholders at March 31, 2007:

	Warrants Outstanding			Warrants Exercisable
Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
Exercise	Number	Contractual	Exercise	Number	Exercise
Price	Outstanding	Life (Years)	Price	Exercisable	Price

$ 0.50	1,750,000	2.84	$0.50	1,750,000	$0.50

THERETIREMENTSOLUTION.COM, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007

11.	Stock Options and Warrants (continued)

Warrants (continued)

Transactions involving the Company’s warrant issuance are summarized as follows:

Weighted
Average
	Number of	Exercise
	Shares	Price

Warrants outstanding at August 10, 2005 (date of inception)	-	$-
Granted	-	-
Exercised	-	-
Canceled or expired	-	-
Warrants outstanding at March 31, 2006	-	-
Granted	1,750,000	0.50
Exercised	-	-
Canceled or expired	-	-
Warrants outstanding at March 31, 2007	1,750,000	$0.50

Warrants granted in conjunction with the sale of common stock during the year ended March 31, 2007, totaling 1,750,000 were issued in connection with the private placement of the Company’s common stock. The warrants are exercisable until three years after the date of issuance at a purchase price of $0.50 per share.

12.	Commitments and Contingencies

Leases

The Company leases office space from the related party under an operating lease agreement (Agreement). Under the Agreement, minimum monthly lease payments of $5,300 are required, continuing on a month-to-month basis until the Company or the lessor terminates the tenancy. The rent expense for the operating lease for the year ended March 31, 2007, was $28,800. On April 1, 2006, the Company entered into a new lease agreement requiring monthly lease payments of $2,400 with all other terms identical to the original lease. As described in Note 7, the lease agreement and management contract was terminated in March 2007.

Employment and Consulting Agreements

The Company has consulting agreements with outside contractors to provide certain marketing and financial advisory services. The Agreements are generally for a term of 12 months from inception and renewable automatically from year to year unless either the Company or Consultant terminates such engagement by written notice.

Related party transactions

A Company is under a contract with a related party corporation whereby the related party provides marketing and promotional activity in exchange for 20% of gross revenue from sales of the related corporation’s products and services. Contained within the contract are a minimum number of subscribers the Company is required to maintain to ensure exclusivity.

Litigation

The Company may be subject to legal proceedings and claims which arise in the ordinary course of its business. Although occasional adverse decisions or settlements may occur, the Company believes that the final disposition of such matters should not have a material adverse effect on its financial position, results of operations or liquidity. The Company had no pending legal proceedings or claims as of March 31, 2007.

THERETIREMENTSOLUTION.COM, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007

13.	Going Concern

The Company’s financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred significant losses which have resulted in an accumulated deficit of $6,296,219 at March 31, 2007 which raises substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty.

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

14.	Subsequent Events

Advances

In April 2007, the Company repaid a short-term advance received from a related party totaling $40,000. The advance is non-interest bearing and has no repayment terms. The related party is a debenture holder.

Conversion of Debentures

In April 2007, the Company converted debentures totaling $450,000 into 1,800,000 shares of common stock and issued 900,000 warrants exercisable for three years at $0.0.50 per share as follows: Convertible debentures #1, #2, and #3 - 600,000 shares and 300,000 warrants. Convertible debenture #4 - 200,000 shares and 100,000 warrants. Convertible debenture #5 - 100,000 shares and 50,000 warrants. Convertible debenture #6 - 400,000 shares and 200,000 warrants. Convertible debenture #7 - 100,000 shares and 50,000 warrants. Convertible debenture #8 - 200,000 shares and 100,000 warrants. Convertible debenture #9 - 200,000 shares and 100,000 warrants.

Common Stock Issuances

In April 2007, the Company issued 1,905,000 shares of common stock for $476,250. In conjunction with the issuance, 952,500warrants were issued, exercisable for three years at $0.50 per share.

In April 2007, the Company issued 510,000 shares of common stock for consulting services. A contest was held by the Company and 300 shares were issued to the contest winner.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THERETIREMENTSOLUTION.COM, INC.

Dated: July 2, 2007	By:	/s/ Nicholas S. Maturo
Nicholas S. Maturo Chief Executive Officer (Principal Executive Officer)

Date: July 2, 2007	By:	/s/ William Kosoff
William Kosoff President and Chief Financial Officer (Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Nicholas S. Maturo Nicholas S. Maturo	Chief Executive Officer and Chairman of the Board (Principal Executive Officer)	July 2, 2007

/s/ William Kosoff William Kosoff	President, Chief Financial Officer and Director (Principal Financial Officer)	July 2, 2007

/s/ Louis Sagar Louis Sagar	Director	July 2, 2007