Form 10QSB
period 2007-06-30
TheRetirementSolution.com, Inc.
filed 2007-08-14
CIK 862651

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB
 (Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ________________ to _______________

000-27019
(Commission file number)

TheRetirementSolution.com, Inc.
(Exact name of small business issuer as specified in its charter)

Nevada	87-0369205
(State or other jurisdiction	(IRS Employer
of incorporation or organization)	Identification No.)

110 William Street, 22nd Floor
New York, New York 10038
(Address of principal executive offices)

(212) 227-2242
(Issuer's telephone number)

337 N. Marwood Avenue, Fullerton CA 92832
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
Yes ☐ No ☒

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of August 13, 2007, there were 147,900,732 shares of common stock, par value $.001 per share, outstanding.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

THERETIREMENTSOLUTION.COM, INC.
FORM 10-QSB
QUARTERLY PERIOD ENDED JUNE 30, 2007

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

The Retirement Solution.com, Inc.
Condensed Consolidated Balance Sheets

	(Unaudited)
	June 30,	March 31,
	2007	2007
Assets

Current Assets:
Cash and cash equivalents	$523,564	$14,611
Total Current Assets	523,564	14,611
Property and Equipment, net of accumulated depreciation	3,252	1,479
Other Assets:
Deposits	33,800	-
Due from related parties	149,252	99,574
Total Assets	$709,868	$115,664

Liabilities and Deficiency in Stockholders' Equity

Current Liabilities:
Accounts payable and accrued liabilities	$278,387	$385,884
Deferred revenue	-	5,500
Due to related party	-	43,561
Convertible debentures	1,300,000	450,000
Current portion of long-term debt	231,705	312,556
Total Current Liabilities	1,810,092	1,197,501
Other Liabilities:
Long-term debt	62,949	65,830
Total Liabilities	1,873,041	1,263,331
Commitments and Contingencies	-	-

Deficiency in Stockholders' Equity:
Common stock, par value $.001; 700,000,000 shares authorized;
145,950,732 and 141,735,432 shares issued and outstanding
at June 30, 2007 and March 31, 2007, respectively	145,951	141,735
Additional paid-in capital	7,139,972	5,006,817
Subscribed stock	702,000	-
Accumulated deficit	(9,151,096)	(6,296,219)
Total Deficiency in Stockholders' Equity	(1,163,173)	(1,147,667)
Total Liabilities and Deficiency in Stockholders' Equity	$709,868	$115,664

The accompanying notes are an integral part of these unaudited condensed financial statements.

The Retirement Solution.com, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months	Three Months
	Ended	Ended
	June 30, 2007	June 30, 2006
Net Revenues	$14,385	$37,115
Operating Expenses:
Selling, general and administrative	1,375,096	446,022
Depreciation	227	267
Total Operating Expenses	1,375,323	446,289
Loss from operations	(1,360,938)	(409,174)
Other Income (Expense):
Interest expense	(1,493,939)	(6,233)
Total Other Expenses	(1,493,939)	(6,233)
Loss before income taxes	(2,854,877)	(415,407)
Income Taxes	-	-
Net Loss	$(2,854,877)	$(415,407)
Loss Per Common Share - Basic and Assuming Fully Dilluted	$(0.02)	$-
Weighted Average Common Shares Outstanding - Basic and
Assuming Fully Diluted	145,858,088	121,000,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

The Retirement Solution.com, Inc.
Condensed Consolidated Statement of Deficiency in Stockholders’ Equity
(Unaudited)

	Common Stock		Additional Paid-in	Subscribed	Accumulated	Total (Deficiency in) Stockholders'
	Shares	Amount	Capital	Stock	Deficit	Equity
Balance at March 31, 2006	98,765,424	$98,765	$21,235	$-	$(545,195)	$(425,195)
Common stock issued in April 2006 for services rendered at $.031 per share	411,525	412	124,588	-	-	125,000
Common stock issued in May 2006 for services rendered at $.031 per share	411,524	411	124,589	-	-	125,000
Common stock issued in July 2006 for services rendered at $.045 per share	411,525	412	184,588	-	-	185,000
Common stock issued in conjunction with merger with Voxpath Holdings, Inc.	36,135,434	36,135	-	-	-	36,135
Sale of common stock in January 2007	2,200,000	2,200	547,800	-	-	550,000
Sale of common stock in January 2007	700,000	700	174,300	-	-	175,000
Common stock issued in February 2007 in in exchange for convertible debenture	600,000	600	149,400	-	-	150,000
Common stock issued in February 2007 for services rendered at $.049 per share	2,100,000	2,100	1,026,900	-	-	1,029,000
Stock options granted to consultants in exchange for services	-	-	-	-	-	-
Beneficial conversion feature attributable to issuance of convertible debentures	-	-	192,200	-	-	192,200
Fair value of options issued to employees	-	-	1,440,776	-	-	1,440,776
Fair value of options issued to non-employees	-	-	1,020,441	-	-	1,020,441
Net loss	-	-	-	-	(5,751,024)	(5,751,024)
Balance at March 31, 2007	141,735,432	141,735	5,006,817	-	(6,296,219)	(1,147,667)
Sale of common stock in April 2007	1,905,000	1,905	474,345	-	-	476,250
Common stock issued for conversion of debentures	1,800,000	1,800	448,200	-	-	450,000
Common stock issued in April 2006 for services rendered at $.047 per share	510,000	510	239,190	-	-	239,700
Common stock issued in April 2006 in connection with marketing event at $0.47 per share	300	1	141	-	-	142
Beneficial conversion feature relating to convertible debt	-	-	371,429	-	-	371,429
Financing costs of shares to be be issued relating to convertible debt	-	-	-	702,000	-	702,000
Value of warrants issued in settlement of debt	-	-	393,750		-	393,750
Value of vested employee options	-	-	206,100		-	206,100
Net loss	-	-	-		(2,854,877)	(2,854,877)
Balance at June 30, 2007	145,950,732	$145,951	$7,139,972	$702,000	$(9,151,096)	$(1,163,173)

The accompanying notes are an integral part of these unaudited condensed financial statements.

The Retirement Solution.com, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months	Three Months
	Ended	Ended
	June 30, 2007	June 30, 2006

Cash Flows From Operating Activities
Net loss	$(2,854,877)	$(415,407)
Adjustments to reconcile increase (decrease) in net assets
to net cash used in operating activities:
Depreciation	227	267
Gain (loss) on change in fair value of debt derivative
relating to convertible debentures	-	-
Common stock issued for services rendered and marketing costs	239,841	-
Beneficial conversion feature attributable to subscribed stock	-	250,000
in connection with convertible debt	1,073,429	-
Fair value of warrants issued in settlement of debt	393,750	-
Fair value of vested employee options	206,100	-
Changes in assets and liabilities:
Deposits	(33,800)	(50,000)
Accounts payable and accrued expenses	(107,497)	78,808
Deferred revenue	(5,500)	-
Net Cash Used in Operating Activities	(1,088,327)	(136,332)

Cash From Investing Activities
Payments for purchase of property and equipment	(2,000)	-
Net Cash Used in Investing Activities	(2,000)	-

Cash From Financing Activities
Proceeds from issuance of common stock	476,251	-
Proceeds from convertible debentures	1,300,000	50,000
Payments on notes payable	(83,732)	-
Proceeds from (payments to) related party advances, net	(93,239)	72,196
Net Cash Provided by Financing Activities	1,599,280	122,196

Net Change in Cash and Cash Equivalents	508,953	(14,136)

Cash and Cash Equivalents
Beginning of period	14,611	14,136
End of period	$523,564	$-

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for:
Interest	$33,686	$-
Income taxes	$-	$-

Non-Cash Investing and Financing Activities
Common stock issued for financing costs	$-	$125,000
Common stock issued for services rendered and marketing costs	$239,841	$125,000
Fair value of warrants issued in settlement of debt	$393,750	$-
Fair value of vested employee options	$206,100	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

The Retirement Solution.com, Inc.
Notes to the Unaudited Condensed Consolidated Financial Statements
June 30, 2007

1. Summary of Significant Accounting Policies

A summary of the significant accounting policies applied in the preparation of the accompanying financial statements follows.

Business and Basis of Presentation

The RetirementSolution.Com, Inc. (the "Company") is incorporated on August 10, 2005 under the laws of the State of Nevada. On September 16, 2006, the Company changed its name to TheRetirementSolution.Com, Inc. The Company is a direct sales/multi-level marketing company that provides financial and educational information to its subscribers. While the Company has generated revenues from its sale of products, the Company has incurred expenses, and sustained losses. Consequently, its operations are subject to all risks inherent in the establishment of a new business enterprise. As of June 30, 2007, the Company has accumulated losses of $9,151,096.

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

The Retirement Solution.com, Inc.
Notes to the Unaudited Condensed Consolidated Financial Statements
June 30, 2007

1. Summary of Significant Accounting Policies (continued)

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

Office equipment - 5 years

Advertising Costs

The Company expenses advertising costs as incurred. Advertising expense was $7,641 and $0 for the three-month periods ended June 30, 2007 and 2006, respectively.

Research and Development

The Company accounts for research and development costs in accordance with the Financial Accounting Standards Board’s Statement of Financial Accounting Standards No. 2 (“SFAS 2”), “Accounting for Research and Development Costs.” Under SFAS 2, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and developments costs are expensed when the contracted work has been performed or as milestone results have been achieved. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred. For the three months ended June 30, 2007 and the year ended March 31, 2007, the Company’s expenditures on research and product development were immaterial.

Reclassification

Certain reclassifications have been made in prior year’s financial statements to conform to classifications used in the current year.

The Retirement Solution.com, Inc.
Notes to the Unaudited Condensed Consolidated Financial Statements
June 30, 2007

1. Summary of Significant Accounting Policies (continued)

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

Fair value of financial instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of June 30, 2007 and March 31, 2007. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash and accounts payable. Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

Website Development Costs

The Company recognizes website development costs in accordance with Emerging Issue Task Force ("EITF") No. 00-02, "Accounting for Website Development Costs." As such, the Company expenses all costs incurred that relate to the planning and post implementation phases of development of its website. Direct costs incurred in the development phase are capitalized and recognized over the estimated useful life. Costs associated with repair or maintenance for the website are included in cost of net revenues in the current period expenses. During the period ended June 30, 2007 and the year ended March 31, 2007, the Company did not capitalize any costs associated with the website development.

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

The company adopted SFAS 123 (R) using the modified prospective transition method, which required the application of the accounting standard as of January 1, 2006. The company's Financial Statements as of and for period ended June 30, 2007 reflects the impact of SFAS 123(R). In accordance with the modified prospective transition method, the company's Financial Statements for the prior periods have not been restated to reflect, and do not include the impact of SFAS 123 (R). Stock based compensation

The Retirement Solution.com, Inc.
Notes to the Unaudited Condensed Consolidated Financial Statements
June 30, 2007

1. Summary of Significant Accounting Policies (continued)

Stock-Based Compensation (continued)

expense recognized under SFAS 123 (R) for the period ended June 30, 2007 was $206,100.

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

For the three months ended June 30, 2007, the Company recognized the fair value of vested stock options granted to employees of $206,100. The fair value of the options were determined using the Black-Scholes option pricing model with the following assumptions: expected dividend yield: 0%; volatility 207.57%; risk free interest rate 4.80 to 4.85%.

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

Income taxes

The Company follows Statement of Financial Accounting Standard No.109, Accounting for Income Taxes (SFAS No.109) for recording the provision for income taxes. Deferred tax assets and liabilities are computed based upon the difference between the financial statement and income tax basis of assets and liabilities using the enacted marginal tax rate applicable when the related asset or liability is expected to be realized or settled. Deferred income tax expenses or benefits are based on the changes in the asset or liability during each period. If available evidence suggests that it is more likely than not that some portion or all of the deferred tax assets will not be realized, a valuation allowance is required to reduce the deferred tax assets to the amount that is more likely than not to be realized. Future changes in such valuation allowance are included in the provision for deferred income taxes in the period of change. Deferred income taxes may arise from temporary differences resulting from income and expense items reported for financial accounting and tax purposes in different periods. Deferred taxes are classified as current or non-current, depending on the classification of assets and liabilities to which they relate. Deferred taxes arising from temporary differences that are not related to an asset or liability are classified as current or non-current depending on the periods in which the temporary differences are expected to reverse At June 30, 2007, the Company has available for federal income tax purposes a net operating loss carry forward of approximately $9,000,000, expiring in the year 2024, that may be used to offset future

The Retirement Solution.com, Inc.
Notes to the Unaudited Condensed Consolidated Financial Statements
June 30, 2007

1. Summary of Significant Accounting Policies (continued)

Income taxes (continued)

taxable income. The Company has provided a valuation reserve against the full amount of the net operating loss benefit, since in the opinion of management based upon the earnings history of the Company; it is more likely than not that the benefits will not be realized. Due to significant changes in the Company's ownership, the future use of its existing net operating losses may be limited. Components of deferred tax assets as of June 30, 2007 are as follows:

Noncurrent:
Net operating loss carryforward	$2,700,000
Valuation allowance	(2,700,000)
Net deferred tax asset	$-

Concentrations of Credit Risk

Financial instruments and related items which potentially subject the Company to concentrations of credit risk consist primarily of cash, cash equivalents and trade receivables. The Company places its cash and temporary cash investments with credit quality institutions. At times, such investments may be in excess of the FDIC insurance limit. The Company periodically reviews its trade receivables in determining its allowance for doubtful accounts. The allowance for doubtful accounts was $0 and $0 at June 30, 2007 and March 31, 2007, respectively.

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

Liquidity

As shown in the accompanying consolidated financial statements, the Company incurred a net loss of $2,854,877 for three months ended June 30, 2007. The Company's current liabilities exceeded its current assets by $1,286,528 as of June 30, 2007.

Cash and Cash Equivalents

For purposes of the statement of cash flows, cash includes demand deposits, saving accounts and money market accounts. The Company considers all highly liquid debt instruments with maturities of three months or less when purchased to be cash equivalents.

The Retirement Solution.com, Inc.
Notes to the Unaudited Condensed Consolidated Financial Statements
June 30, 2007

1. Summary of Significant Accounting Policies (continued)

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

The Retirement Solution.com, Inc.
Notes to the Unaudited Condensed Consolidated Financial Statements
June 30, 2007

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

The Retirement Solution.com, Inc.
Notes to the Unaudited Condensed Consolidated Financial Statements
June 30, 2007

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

2. Property and Equipment

The Company’s property and equipment at June 30, 2007 and March 31, 2007, consist of the following:
	June 30, 2007	March 31, 2007
Office equipment	$4,673	$2,673
	4,673	2,673
Less accumulated depreciation	(1,421)	(1,194)
	$3,252	$1,479

Depreciation expense charged to operations amounted to $227 and $267 for the three months ended June 30, 2007 and 2006, respectively.

3. Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consisted of the following at June 30, 2007 and March 31, 2007:

	June 30, 2007	March 31, 2007
Accounts payable	$110,805	$109,705
Accrued consulting payable	80,000	89,900
Accrued interest payable	63,544	70,472
Accrued salaries and wages	-	95,752
Subscription royalties payable	-	51
Accrued payroll taxes	24,038	20,004
	$278,387	$385,884

The Retirement Solution.com, Inc.
Notes to the Unaudited Condensed Consolidated Financial Statements
June 30, 2007

4. Notes Payable

A summary of notes payable at June 30, 2007 is as follows:

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

At June 30, 2007 and March 31, 2007, balances consist of the following:

	June 30, 2007	March 31, 2007
Convertible promissory note	$182,085	$250,000
Note payable to related party	112,569	128,386
	294,654	378,386
Less: current portion	(231,705)	(312,556)
Long-term debt	$62,949	$65,830

The Retirement Solution.com, Inc.
Notes to the Unaudited Condensed Consolidated Financial Statements
June 30, 2007

4. Notes Payable (continued)

Aggregate maturities of long-term debt at June 30, 2007 are as follows:

Period Ending June 30,
2008	$231,705
2009	62,949
Total	$294,654

5. Convertible Debentures

In April 2007, the Company issued 1,800,000 shares of common stock in exchange for convertible debentures totaling $450,000 which were outstanding as of March 31, 2007.

In May of 2007, the following convertible debentures were issued:

Convertible Debenture #10

In May 2007, the Company received $100,000 in exchange for a Convertible Debenture (Debenture) that will mature on August 31, 2007. The Debenture bears an interest rate of 12% and is convertible into the Company's common stock at the greater of $0.25 per share or 67.5% of the average 10 previous trade days prior to conversion.

Convertible Debenture #11

In May 2007, the Company received $50,000 in exchange for a Convertible Debenture (Debenture) that will mature on August 31, 2007. The Debenture bears an interest rate of 12% and is convertible into the Company's common stock at the greater of $0.25 per share or 67.5% of the average 10 previous trade days prior to conversion.

Convertible Debenture #12

In May 2007, the Company received $100,000 in exchange for a Convertible Debenture (Debenture) that will mature on August 31, 2007. The Debenture bears an interest rate of 12% and is convertible into the Company's common stock at the greater of $0.25 per share or 67.5% of the average 10 previous trade days prior to conversion.

Convertible Debenture #13

In May 2007, the Company received $50,000 in exchange for a Convertible Debenture (Debenture) that will mature on August 31, 2007. The Debenture bears an interest rate of 12% and is convertible into the Company's common stock at the greater of $0.25 per share or 67.5% of the average 10 previous trade days prior to conversion.

Convertible Debenture #14

In May 2007, the Company received $125,000 in exchange for a Convertible Debenture (Debenture) that will mature on August 31, 2007. The Debenture bears an interest rate of 12% and is convertible into the Company's common stock at the greater of $0.25 per share or 67.5% of the average 10 previous trade days prior to conversion.

The Retirement Solution.com, Inc.
Notes to the Unaudited Condensed Consolidated Financial Statements
June 30, 2007

5. Convertible Debentures (continued)

Convertible Debenture #15

In May 2007, the Company received $100,000 in exchange for a Convertible Debenture (Debenture) that will mature on August 31, 2007. The Debenture bears an interest rate of 12% and is convertible into the Company's common stock at the greater of $0.25 per share or 67.5% of the average 10 previous trade days prior to conversion.

Convertible Debenture #16

In May 2007, the Company received $50,000 in exchange for a Convertible Debenture (Debenture) that will mature on August 31, 2007. The Debenture bears an interest rate of 12% and is convertible into the Company's common stock at the greater of $0.25 per share or 67.5% of the average 10 previous trade days prior to conversion.

Convertible Debenture #17

In May 2007, the Company received $150,000 in exchange for a Convertible Debenture (Debenture) that will mature on August 31, 2007. The Debenture bears an interest rate of 12% and is convertible into the Company's common stock at the greater of $0.25 per share or 67.5% of the average 10 previous trade days prior to conversion.

Convertible Debenture #18

In May 2007, the Company received $200,000 in exchange for a Convertible Debenture (Debenture) that will mature on August 31, 2007. The Debenture bears an interest rate of 12% and is convertible into the Company's common stock at the greater of $0.25 per share or 67.5% of the average 10 previous trade days prior to conversion.

Convertible Debenture #19

In May 2007, the Company received $200,000 in exchange for a Convertible Debenture (Debenture) that will mature on August 31, 2007. The Debenture bears an interest rate of 12% and is convertible into the Company's common stock at the greater of $0.25 per share or 67.5% of the average 10 previous trade days prior to conversion.

Convertible Debenture #20

In May 2007, the Company received $50,000 in exchange for a Convertible Debenture (Debenture) that will mature on August 31, 2007. The Debenture bears an interest rate of 12% and is convertible into the Company's common stock at the greater of $0.25 per share or 67.5% of the average 10 previous trade days prior to conversion.

Convertible Debenture #21

In May 2007, the Company received $25,000 in exchange for a Convertible Debenture (Debenture) that will mature on August 31, 2007. The Debenture bears an interest rate of 12% and is convertible into the Company's common stock at the greater of $0.25 per share or 67.5% of the average 10 previous trade days prior to conversion.

The Retirement Solution.com, Inc.
Notes to the Unaudited Condensed Consolidated Financial Statements
June 30, 2007

5. Convertible Debentures (continued)

Convertible Debenture #22

In May 2007, the Company received $25,000 in exchange for a Convertible Debenture (Debenture) that will mature on August 31, 2007. The Debenture bears an interest rate of 12% and is convertible into the Company's common stock at the greater of $0.25 per share or 67.5% of the average 10 previous trade days prior to conversion.

Convertible Debenture #23

In May 2007, the Company received $50,000 in exchange for a Convertible Debenture (Debenture) that will mature on August 31, 2007. The Debenture bears an interest rate of 12% and is convertible into the Company's common stock at the greater of $0.25 per share or 67.5% of the average 10 previous trade days prior to conversion.

Convertible Debenture #24

In May 2007, the Company received $25,000 in exchange for a Convertible Debenture (Debenture) that will mature on August 31, 2007. The Debenture bears an interest rate of 12% and is convertible into the Company's common stock at the greater of $0.25 per share or 67.5% of the average 10 previous trade days prior to conversion.

On May 8, 2007, the Company completed a private placement offering of 26 units, for an aggregate purchase price of $1,300,000 in cash. Each "unit" consisted of (i) $50,000 in 12% senior convertible notes (the "Notes") and (ii) 75,000 shares of common stock. The Company issued an aggregate of $1,300,000 in Notes in May 2007. The 1,950,000 shares of common stock were issued in July 2007. The beneficial conversion feature relating to convertible debt of $702,000 was recorded as subscribed stock and the financing costs of shares to be issued relating to convertible debt of $371,429 was recorded as additional paid-in capital as of June 30, 2007.

The Retirement Solution.com, Inc.
Notes to the Unaudited Condensed Consolidated Financial Statements
June 30, 2007

5. Convertible Debentures (continued)

At June 30, 2007, balances consisted of the following:

June 30, 2007
Convertible debenture #10	$100,000
Convertible debenture #11	50,000
Convertible debenture #12	100,000
Convertible debenture #13	50,000
Convertible debenture #14	125,000
Convertible debenture #15	100,000
Convertible debenture #16	50,000
Convertible debenture #17	150,000
Convertible debenture #18	200,000
Convertible debenture #19	200,000
Convertible debenture #20	50,000
Convertible debenture #21	25,000
Convertible debenture #22	25,000
Convertible debenture #23	50,000
Convertible debenture #24	25,000
$1,300,000

The Retirement Solution.com, Inc.
Notes to the Unaudited Condensed Consolidated Financial Statements
June 30, 2007

5. Convertible Debentures (continued)

At March 31, 2007, balances consist of the following:

March 31, 2007
Convertible debenture #1	$50,000
Convertible debenture #2	50,000
Convertible debenture #3	50,000
Convertible debenture #4	50,000
Convertible debenture #5	25,000
Convertible debenture #6	100,000
Convertible debenture #7	25,000
Convertible debenture #8	50,000
Convertible debenture #9	50,000

6. Related Party Transactions

The Company advanced funds to two related parties. The advances are non-interest bearing and have no repayment terms. The related parties consist of two corporations related to the Company through common ownership. At June 30, 2007, due from related parties balance was $149,252. At March 31, 2007, due from related party was $99,574 and due to related party was $43,561.

A Company is under a contract with a related party corporation whereby the related party provides marketing and promotional activity in exchange for 20% of gross revenue from sales of the related corporation’s products and services. Contained within the contract are a minimum number of subscribers the Company is required to maintain to ensure exclusivity.

7. Operating Lease Commitments

In June 2007, the Company entered into a lease agreement for office space under an operating lease agreement (Agreement). Under the Agreement, minimum monthly lease payments of $13,253 (including utilities and operating expenses) are required, continuing on a month-to-month basis until July 29, 2010. The first payment is due in July 2007. A security deposit in the amount of $33,800 is required to be maintained on deposit with the landlord and has been capitalized as an asset on the balance sheet. The unused portion of the security deposit will be returned to the Company, after expiration of the term of the lease and delivery to the landlord of possession of the premises in accordance with the provisions of the Agreement.

The Retirement Solution.com, Inc.
Notes to the Unaudited Condensed Consolidated Financial Statements
June 30, 2007

7. Operating Lease Commitments (continued)

The minimum future lease rentals under this agreement are as follows:

Period Ending June 30,
2008	$119,277
2009	159,036
2010	159,036
2011	53,012
$490,361

The rent expense for all leases for the three months ended June 30, 2007 and 2006, was $8,450 and $0, respectively.

8. Common Stock

The Company is authorized to issue 700,000,000 shares of common stock with par value $.001 per share. As of June 30, 2007, the Company had 145,950,732 shares of common stock issued and outstanding.

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

The Retirement Solution.com, Inc.
Notes to the Unaudited Condensed Consolidated Financial Statements
June 30, 2007

8. Common Stock (continued)

2,100,000 shares were issued to consultants in exchange for consulting services.

During the three months ended June 30, 2007, the Company issued common stock as follows:

Pursuant to a Private Placement Agreement, the Company received funds for common stock which was issued as follows: 1,905,000 shares and 952,500 warrants were issued for $476,250.

In April 2007, the Company issued 1,800,000 shares of common stock in exchange for convertible debentures totaling $450,000.

510,000 shares of common stock were issued to consultants in exchange for consulting services.

300 shares of common stock were issued to contest winners as a marketing expense.

On May 8, 2007, the Company completed a private placement offering of 26 units, for an aggregate purchase price of $1,300,000 in cash. Each "unit" consisted of (i) $50,000 in 12% senior convertible notes (the "Notes") and (ii) 75,000 shares of common stock. The Company issued an aggregate of $1,300,000 in Notes in May 2007. The 1,950,000 shares of common stock were issued in July 2007. The beneficial conversion feature relating to convertible debt of $702,000 was recorded as subscribed stock and the financing costs of shares to be issued relating to convertible debt of $371,429 was recorded as additional paid-in capital as of June 30, 2007.

9. Commitments and Contingencies

Employment and Consulting Agreements

The Company has consulting agreements with outside contractors to provide certain marketing and financial advisory services. The Agreements are generally for a term of 12 months from inception and renewable automatically from year to year unless either the Company or Consultant terminates such engagement by written notice.

Litigation

The Company may be subject to legal proceedings and claims which arise in the ordinary course of its business. Although occasional adverse decisions or settlements may occur, the Company believes that the final disposition of such matters should not have a material adverse effect on its financial position, results of operations or liquidity. The Company had no pending legal proceedings or claims as of June 30, 2007.

The Retirement Solution.com, Inc.
Notes to the Unaudited Condensed Consolidated Financial Statements
June 30, 2007

10. Going Concern

The Company’s unaudited condensed financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred significant losses which have resulted in an accumulated deficit of $9,151,096 at June 30, 2007 which raises substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty.

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

11. Loss Per Common Share

The following table presents the computation of basic and diluted loss per share for the three months ended June 30, 2007 and 2006:

	June 30, 2007	June 30, 2006
Net loss available for common shareholders	$(2,854,877)	$(415,407)
Loss per share (basic and assuming dilution)	$(0.02)	$-

Weighted average common shares outstanding
Basic	145,858,088	121,000,000
Fully diluted	145,858,088	121,000,000

Fully-diluted weighted-average common shares outstanding are not utilized in the calculation of loss per common share as the effect would be anti-dilutive, decreasing the reported loss per common share.

The Retirement Solution.com, Inc.
Notes to the Unaudited Condensed Consolidated Financial Statements
June 30, 2007

12. Merger and Corporate Restructure

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

The Retirement Solution.com, Inc.
Notes to the Unaudited Condensed Consolidated Financial Statements
June 30, 2007

13. Stock Options and Warrants

Employee Stock Options

The following table summarizes the changes in employee stock options outstanding and the related prices for the shares of the Company’s common stock issued to employees of the Company under a non-qualified employee stock option plan at June 30, 2007:

	Options Outstanding			Options Exercisable
			Weighted		Weighted
		Weighted	Average		Average
		Average	Exercise		Exercise
Range of	Number of	Remaining	Price of	Number of	Price of
Exercise	Shares	Contractual	Outstanding	Shares	Esercisable
Prices	Outstanding	Life (Years)	Options	Exercisable	Options

$0.25	1,330,490	2.04	$0.25	1,330,490	$0.25
$0.41	6,000,000	2.57	0.41	2,125,000	$0.41
$0.42	1,500,000	2.61	0.42	708,333	$0.42
	8,830,490		$0.39	4,163,823	$0.36

Transactions involving stock options issued to employees are summarized as follows:

Weighted
Average
	Number of	Exercise
	Shares	Price

Options outsdanding at August 10, 2005
(date of inception)	-	$-
Granted	-	-
Exercised	-	-
Cancelled or expired	-	-
Options outstanding at March 31, 2006	-	-
Granted	9,890,123	0.373
Exercised	-	-
Cancelled or expired	(1,059,633)	0.25
Options outstanding at March 31, 2007	8,830,490	0.388
Granted	-	-
Exercised	-	-
Cancelled or expired	-	-
Options outstanding at June 30, 2007	8,830,490	$0.388

During the year ended March 31, 2007, the Company granted 8,830,490 (net of 1,059,633) employee stock options with an exercise price from $0.25 to $0.42 expiring three to ten years from issuance. The fair value of the vested amounts (determined as described below) of $1,440,776 was charged to earnings in the year ended March 31, 2007. The fair value of the vested amounts (determined as described below) of $206,100 was charged to earnings in the three months ended June 30, 2007.

The Retirement Solution.com, Inc.
Notes to the Unaudited Condensed Consolidated Financial Statements
June 30, 2007

13. Stock Options and Warrants (continued)

Employee Stock Options (continued)

The weighted-average fair value of stock options granted to employees and the weighted average significant assumptions used to determine those fair values, using a Black-Scholes option pricing model are as follows:

Risk-free interest rate at grant date:	4.80% to 5.05%
Expected volatility	207.57% to 242.54%
Expected dividend payout	$0
Expected option life-years (a)	3 to 10 years

(a) the expected option life is based on contractual expiration dates.

Non-Employee Stock Options

The following table summarizes the changes in options outstanding and the related prices for the shares of the Company’s common stock issued to consultants and non-employees of the Company at June 30, 2007:

	Options Outstanding			Options Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
Exercise	Number	Contractual	Exercise	Number of	Exercise
Prices	Outstanding	Life (Years)	Price	Exercisable	Price

$0.25	4,938,270	4.04	$0.25	2,469,135	$0.25
$0.33	20,000	2.24	0.33	20,000	0.33
$0.42	500,000	2.61	0.42	500,000	0.42
	5,458,270	2.25	$0.27	2,989,135	$0.27

The Retirement Solution.com, Inc.
Notes to the Unaudited Condensed Consolidated Financial Statements
June 30, 2007

13. Stock Options and Warrants (continued)

Non-Employee Stock Options (continued)

Transactions involving stock options issued to consultants and non-employees are summarized as follows:

Weighted
Average
	Number of	Price
	Shares	Per Share

Options outsdanding at August 10, 2005
(date of inception)	-	$-
Granted	-	-
Exercised	-	-
Cancelled or expired	-	-
Options outstanding at March 31, 2006	-	-
Granted	5,458,270	0.266
Exercised	-	-
Cancelled or expired	-	-
Options outstanding at March 31, 2007	5,458,270	0.266
Granted	-	-
Exercised	-	-
Cancelled or expired	-	-
Options outstanding at June 30, 2007	5,458,270	$0.266

During the year ended March 31, 2007, the Company granted 5,458,270 non-employee stock options with a weighted average exercise price of $0.266 expiring three to five years from issuance. The fair value of the vested amounts (determined as described below) of $1,020,441 was charged to current period earnings.

The weighted-average fair value of stock options granted to non-employees and the weighted average significant assumptions used to determine those fair values, using a Black-Scholes option pricing model are as follows:

Risk-free interest rate at grant date:	4.54% to 5.02%
Expected volatility	207.57% to 242.54%
Expected dividend payout	$0
Expected option life-years (a)	3 to 5 years

(a) the expected option life is based on contractual expiration dates.

The Retirement Solution.com, Inc.
Notes to the Unaudited Condensed Consolidated Financial Statements
June 30, 2007

13. Stock Options and Warrants (continued)

Warrants

The following table summarizes the changes in warrants outstanding and the related prices for the shares of the Company’s common stock issued to shareholders at June 30, 2007:

	Warrants Outstanding			Warrants Exercisable
Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
Exercise	Number	Contractual	Exercise	Number	Exercise
Price	Outstanding	Life (Years)	Price	Exercisable	Price

$0.50	3,602,500	2.83	$0.50	3,602,500	$0.50

Transactions involving the Company’s warrant issuance are summarized as follows:

Weighted
Average
	Number of	Price
	Shares	Per Share

Warrants outsdanding at August 10, 2005
(date of inception)	-	$-
Granted	-	-
Exercised	-	-
Cancelled or expired	-	-
Warrants outstanding at March 31, 2006	-	-
Granted	1,750,000	0.50
Exercised	-	-
Cancelled or expired	-	-
Warrants outstanding at March 31, 2007	1,750,000	0.50
Granted	1,852,500	0.50
Exercised	-	-
Cancelled or expired	-	-
Warrants outstanding at June 30, 2007	3,602,500	$0.50

Warrants granted in conjunction with the sale of common stock during the year ended March 31, 2007, totaling 1,750,000 were issued in connection with the private placement of the Company’s common stock. The warrants are exercisable until three years after the date of issuance at a purchase price of $0.50 per share.

Warrants granted in conjunction with the sale of common stock during the Three months ended June 30, 2007, totaling 952,500 were issued in connection with the private placement of the Company’s common stock. The warrants are exercisable until three years after the date of issuance at a purchase price of $0.50 per share.

The Retirement Solution.com, Inc.
Notes to the Unaudited Condensed Consolidated Financial Statements
June 30, 2007

13. Stock Options and Warrants (continued)

Warrants (continued)

Warrants granted during the three months ended June 30, 2007 totaling 900,000 were issued in connection with debt financing. The warrants are exercisable until three years after the date of issuance at a purchase price of $0.50 per share. The fair value of the warrants at the date of issuance was determined using the Black-Scholes Option Pricing Method with the following assumptions: dividend yield: -0-%; volatility: 207.57%; risk free interest rate: 4.53%

14. Subsequent Events

On May 8, 2007, the Company completed a private placement offering of 26 units, for an aggregate purchase price of $1,300,000 in cash. Each "unit" consisted of (i) $50,000 in 12% senior convertible notes (the "Notes") and (ii) 75,000 shares of common stock. The Company issued an aggregate of $1,300,000 in Notes in May 2007. The 1,950,000 shares of common stock were issued in July 2007. The beneficial conversion feature relating to convertible debt of $702,000 was recorded as subscribed stock and the financing costs of shares to be issued relating to convertible debt of $371,429 was recorded as additional paid-in capital as of June 30, 2007.

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

No major disposition or purchase of equipment is expected during the next twelve months except for some office furniture, office computers and lease of office space in New York City.

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

Initially TRS utilized a person-to-person marketing or a multi-tiered distribution and compensation system; however, during the last quarter in 2006 TRS significantly changed its marketing and sales strategy and adopted a direct sales and marketing strategy through its re-vamped on-line web site at www.theretirementsolution.com. Significant effort and investment were made in developing a totally new web site that has been designed to attract subscribers on-line through traditional marketing methods and on-line exposure. The new web site is targeted to become fully operational during the Third calendar quarter of 2007. Thus revenues did not grow during this reporting period and actually declined somewhat due to the cessation of active recruitment of subscribers and distributors through the multilevel marketing plan while the Company prepared to adopt its new direct on-line marketing strategy.

The table below outlines subscription revenues for comparable periods:

	Three Months		Three Months
	Ended		Ended
	June 30, 2007		June 30, 2006		Variance

Subscription revenues	$14,385	100%	$37,115	100%	$(22,730)	-61%
Total	$14,385	100%	$37,115	100%	$(22,730)	-61%

Operating Expenses

A summary of significant operating expenses for the three months ended June 30, 2007 and the three months ended June 30, 2006 follows:

	Three Months		Three Months
	Ended		Ended
	June 30, 2007		June 30, 2006		Variance

Consulting	$489,917	20%	$148,808	39%	$341,109	229%
Interest expense	1,493,939	61%	125,000	33%	1,368,939	1095%
Stock-based compensation	206,100	8%	0	0%	$206,100	206099900%
Stock transfer and agent fees	176,931	7%	0	0%	176,931	176930900%
Management fees	13,557	1%	81,009	21%	(67,452)	-83%
Payroll expenses	78,125	3%	22,317	6%	55,808	250%
Total	$2,458,569	100%	$377,134	100%	$2,081,435	552%

Three Months Ended June 30, 2007 and the Three Months Ended June 30, 2006:

Overall expenses increased for the three months ended June 30, 2007 over the three months ended June 30, 2006 by $2,416,740 or 534%. This increase was due to the following:

The Company recorded the fair value of vested employee options of $206,100 as stock-based compensation in the three months ended June 30, 2007. Payroll expenses increased due to hiring additional employees during the three months ended June 30, 2007. Consulting fees increased due to various consulting agreements entered into during the three months ended June 30, 2007. The Company also issued 510,000 shares of common stock to consultants and the fair value of $239,700 was recorded as consulting expense in the three months ended June 30, 2007.

Interest expense increased due to the following: The fair value of warrants issued in settlement of debt of $393,750 was recorded as financing costs. The beneficial conversion feature attributable to subscribed stock in connection with convertible debt of $1,073,429 was recorded as financing costs. Interest paid on notes payable of $26,760.

Management fees of approximately $13,000 were recorded for the three months ended June 30, 2007. Management fees of approximately $27,000 per month for three months were recorded, totaling $81,009 for the three months ended June 30, 2006. The Company ended its principal management contract in fiscal 2007.

Liquidity and Capital Resources

As of June 30, 2007, the Company had a working capital deficit of $1,088,327. The Company generated a deficit in cash flow from operating activities of $1,088,327 for the three months ended June 30, 2007. This deficit is primarily attributable to the Company's net loss from operations of $2,854,877 and is partially offset by following: The beneficial conversion feature attributable to subscribed stock in connection with convertible debt of $1,073,429. Common stock was issued for services rendered and marketing costs of $239,841. The fair value of warrants issued in settlement of debt of $393,750. The fair value of vested employee options of $206,100.

The Company met its cash requirements during the three months ended June 30, 2007 through net proceeds from convertible debentures in a Bridge Financing of $1,300,000 and net proceeds from the issuance of common stock of $476,251.

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

Auditor’s Opinion Expresses Doubt About the Company’s Ability to Continue as a “Going Concern”

The independent auditors report on our March 31, 2007 financial statements included in the Company's Form 10-KSB states that the Company's historical losses and the lack of revenues raise substantial doubts about the Company's ability to continue as a going concern, due to the losses incurred and its lack of significant operations. If we are unable to develop our business, we have to discontinue operations or cease to exist, which would be detrimental to the value of the Company's common stock. We can make no assurances that our business operations will develop and provide us with significant cash to continue operations.

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

The Company may need to raise additional capital through a private placement of its securities.

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

Stock-Based Compensation

On January 1, 2006 the company adopted Statement of Financial Accounting Standards No. 123 (revised 2004) "Share-Based Payment" (SFAS 123 (R)) which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including employee stock options and employee stock purchases related to a Employee Stock Purchase Plan based on the estimated fair values. SFAS 123 (R) supersedes the company's previous accounting under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") for the periods beginning the three months ended June 30, 2006.

The company adopted SFAS 123 (R) using the modified prospective transition method, which required the application of the accounting standard as of January 1, 2006. The company's Financial Statements as of and for the three months ended June 30, 2007 reflects the impact of SFAS 123(R). In accordance with the modified prospective transition method, the company's Financial Statements for the prior periods have not been restated to reflect, and do not include the impact of SFAS 123 (R). Stock based compensation expense recognized under SFAS 123 (R) for the three months ended June 30, 2007 was $1,303,376. Pro forma stock based compensation was $0 for the year ended March 31, 2006. Pro forma disclosure for the three months ended June 30, 2007 is not presented because the amounts are recognized in the consolidated financial statements.

For the three months ended June 30, 2007, the Company granted 14,288,760 stock options to employees and consultants with exercise prices ranging from $0.25 to $.42 per share expiring from three to ten years from dates of issuance with 25% to 50% immediate vesting. The fair value of the options was determined using the Black-Scholes option pricing model with the following assumptions: expected dividend yield: 0%; volatility 207.57% to 242.54%; risk free interest rate 4.54 to 5.02%. The fair value of $1,303,376 was recorded as a current period charge to earnings.

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

None

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5 - OTHER INFORMATION

None

ITEM 6 - EXHIBITS

Number	Description

31.1	Certification of Principal Executive Officer pursuant to 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THERETIREMENTSOLUTION.COM, INC.

Dated: August 14, 2007	By:	/s/ Nicholas S. Maturo
Nicholas S. Maturo
Chief Executive Officer (Principal Executive Officer)

Date: August 14, 2007	By:	/s/ William Kosoff
William Kosoff
President and Chief Financial Officer (Principal Financial Officer)