Form 10QSB
period 2007-09-30
TheRetirementSolution.com, Inc.
filed 2007-11-15
CIK 862651

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB
 (Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of November 13, 2007, there were 148,951,032 shares of common stock, par value $.001 per share, outstanding.

Transitional Small Business Disclosure Format (check one):    Yes ☐ No ☒

THERETIREMENTSOLUTION.COM, INC.
FORM 10-QSB
QUARTERLY PERIOD ENDED SEPTEMBER 30, 2007

PART I – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

TheRetirementSolution.com,Inc.
Condensed Consolidated Balance Sheets

	(Unaudited)
	September 30,	March 31,
	2007	2007
Assets

Current Assets:
Cash and cash equivalents	$16,224	$14,611
Total Current Assets	16,224	14,611
Property and Equipment, net of accumulated depreciation (Note 2)	17,937	1,479
Other Assets:
Deposits (Note 7)	33,800	-
Due from related parties (Note 6)	144,546	99,574
Total Assets	$212,507	$115,664

Liabilities and Deficiency in Stockholders' Equity

Current Liabilities:
Accounts payable and accrued liabilities (Note 3)	$346,045	$385,884
Deferred revenue (Note 1)	-	5,500
Due to related party (Note 6)	-	43,561
Convertible debentures (Note 5)	1,300,000	450,000
Current portion of long-term debt (Note 4)	220,291	312,556
Total Current Liabilities	1,866,336	1,197,501
Other Liabilities:
Long-term debt (Note 4)	64,216	65,830
Total Liabilities	1,930,552	1,263,331
Commitments and Contingencies (Note 9)	-	-

Deficiency in Stockholders' Equity: (Note 8)
Common stock, par value $.001; 700,000,000 shares authorized; 147,900,732 and 141,735,432 shares issued and outstanding at September 30, 2007 and March 31, 2007, respectively	147,901	141,735
Additional paid-in capital	8,046,122	5,006,817
Accumulated deficit	(9,912,068)	(6,296,219)
Total Deficiency in Stockholders' Equity	(1,718,045)	(1,147,667)
Total Liabilities and Deficiency in Stockholders' Equity	$212,507	$115,664

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TheRetirementSolution.com,Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	September 30, 2007	September 30, 2006	September 30, 2007	September 30, 2006
Net Revenues	$2,360	$29,982	$16,745	$67,097
Operating Expenses:
Selling, general and administrative	716,194	2,001,259	3,558,469	2,447,280
Depreciation	994	267	1,221	535
Total Operating Expenses	717,188	2,001,526	3,559,690	2,447,815
Loss from operations	(714,828)	(1,971,544)	(3,542,945)	(2,380,718)
Other Income (Expense):
Interest expense	(46,144)	(11,038)	(72,904)	(17,271)
Total Other Expenses	(46,144)	(11,038)	(72,904)	(17,271)
Loss before income taxes	(760,972)	(1,982,582)	(3,615,849)	(2,397,989)
Income Taxes	-	-	-	-
Net Loss	$(760,972)	$(1,982,582)	$(3,615,849)	$(2,397,989)
Loss Per Common Share - Basic and Assuming Fully Dilluted	$(0.01)	$(0.01)	$(0.02)	$(0.02)
Weighted Average Common Shares Outstanding - Basic and Assuming Fully Diluted	147,646,384	136,135,432	145,208,101	136,135,432

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TheRetirementSolution.com,Inc.
Condensed Consolidated Statement of (Deficiency in) Stockholders’ Equity
(Unaudited)

			Additional
	Common Stock		Paid-in	Accumulated	Total (Deficiency in)
	Shares	Amount	Capital	Deficit	Stockholders' Equity
Balance at March 31, 2006	98,765,424	$98,765	$21,235	$(545,195)	$(425,195)
Common stock issued in April 2006 for services rendered at $0.31 per share	411,525	412	124,588	-	125,000
Common stock issued in May 2006 for services rendered at $0.31 per share	411,524	411	124,589	-	125,000
Common stock issued in July 2006 for services rendered at $0.45 per share	411,525	412	184,588	-	185,000
Common stock issued in conjunction with merger with Voxpath Holdings, Inc.	36,135,434	36,135	-	-	36,135
Sale of common stock in January 2007	2,200,000	2,200	547,800	-	550,000
Sale of common stock in January 2007	700,000	700	174,300	-	175,000
Common stock issued in February 2007 in in exchange for convertible debenture	600,000	600	149,400	-	150,000
Common stock issued in February 2007 for services rendered at $0.49 per share	2,100,000	2,100	1,026,900	-	1,029,000
Beneficial conversion feature attributable to issuance of convertible debentures	-	-	192,200	-	192,200
Fair value of options issued to employees	-	-	1,440,776	-	1,440,776
Fair value of options issued to non-employees	-	-	1,020,441	-	1,020,441
Net loss	-	-	-	(5,751,024)	(5,751,024)
Balance at March 31, 2007	141,735,432	141,735	5,006,817	(6,296,219)	(1,147,667)
Sale of common stock in April 2007	1,905,000	1,905	474,345	-	476,250
Common stock issued for conversion of
debentures	1,800,000	1,800	448,200	-	450,000
Common stock issued in April 2006 for services
rendered at $0.47 per share	510,000	510	239,190	-	239,700
Common stock issued in April 2006 in connection
with marketing event at $0.47 per share	300	1	141	-	142
Beneficial conversion feature relating to convertible debt	-	-	371,429	-	371,429
Financing costs of shares issued relating to convertible debt	1,950,000	1,950	700,050	-	702,000
Value of warrants issued in settlement of debt	-	-	393,750	-	393,750
Value of vested employee options	-	-	412,200	-	412,200
Net loss	-	-	-	(3,615,849)	(3,615,849)
Balance at September 30, 2007	147,900,732	$147,901	$8,046,122	$(9,912,068)	$(1,718,045)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TheRetirementSolution.com,Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months	Six Months
	Ended	Ended
	September 30, 2007	September 30, 2006
Cash Flows From Operating Activities
Net loss	$(3,615,849)	$(2,397,989)
Adjustments to reconcile increase (decrease) in net assets to net cash used in operating activities:
Depreciation	1,221	535
Common stock issued for services rendered and financing costs	239,841	1,886,100
Beneficial conversion feature and financing costs of shares issued in connection with convertible debt	1,073,429	-
Fair value of warrants issued in settlement of debt	393,750	-
Fair value of vested employee options	412,200	-
Changes in assets and liabilities:
Bank overdraft	-	16,634
Deposits	(33,800)	-
Accounts payable and accrued expenses	(39,839)	32,996
Other liabilities	-	106,985
Deferred revenue	(5,500)	-
Net Cash Used in Operating Activities	(1,574,547)	(354,739)
Cash From Investing Activities
Payments for purchase of property and equipment	(17,679)	-
Net Cash Used in Investing Activities	(17,679)	-
Cash From Financing Activities
Proceeds from issuance of common stock	476,251	-
Proceeds from debentures payable	-	280,000
Proceeds from convertible debentures	1,300,000	-
Payments on notes payable	(93,879)	-
Proceeds from (payments to) related party advances, net	(88,533)	66,227
Net Cash Provided by Financing Activities	1,593,839	346,227
Net Change in Cash and Cash Equivalents	1,613	(8,512)
Cash and Cash Equivalents
Beginning of period	14,611	14,137
End of period	$16,224	$5,625

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TheRetirementSolution.com,Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for:
Interest	$35,153	$-
Income taxes	$-	$-
Non-Cash Investing and Financing Activities
Common stock issued for services rendered and marketing costs	$239,841	$1,886,100
Fair value of warrants issued in settlement of debt	$393,750	$-
Fair value of vested employee options	$412,200	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TheRetirementSolution.com,Inc.
Notes to the Unaudited Condensed Consolidated Financial Statements
September 30, 2007

1.	Summary of Significant Accounting Policies

A summary of the significant accounting policies applied in the preparation of the accompanying financial statements follows.

Business and Basis of Presentation

The RetirementSolution.Com, Inc. (the "Company") is incorporated on August 10, 2005 under the laws of the State of Nevada. On September 16, 2006, the Company changed its name to TheRetirementSolution.Com, Inc. The Company is a direct sales/multi-level marketing company that provides financial and educational information to its subscribers. While the Company has generated revenues from its sale of products, the Company has incurred expenses, and sustained losses. Consequently, its operations are subject to all risks inherent in the establishment of a new business enterprise. As of September 30, 2007, the Company has accumulated losses of $9,912,068.

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

The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Voxpath Holdings, Inc. All significant inter-company transactions and balances have been eliminated in consolidation.

Revenue Recognition

For revenue from product sales and services, the Company recognizes revenue in accordance with Staff Accounting Bulletin No. 104, Revenue Recognition ("SAB104"), which superseded Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements ("SAB101"). SAB 101 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the selling price is fixed and determinable; and (4) collectibility is reasonably assured. Determination of criteria (3) and (4) are based on management's judgments regarding the fixed nature of the selling prices of the products delivered and the collectibility of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. The Company defers any revenue for which the product has not been delivered or is subject to refund until such time that the Company and the customer jointly determine that the product has been delivered or no refund will be required. The Company has deferred revenuew of $0 and $5,500 as of September 30, 2007 and March 31, 2007, respectively. SAB 104 incorporates Emerging Issues Task Force 00-21 ("EITF 00-21"), Multiple-Deliverable Revenue Arrangements. EITF 00-21 addresses accounting for arrangements that may involve the delivery or performance of multiple products, services and/or rights to use assets. The effect of implementing EITF 00-21 on the Company's financial position and results of operations was not significant.

TheRetirementSolution.com,Inc.
Notes to the Unaudited Condensed Consolidated Financial Statements
September 30, 2007

1.	Summary of Significant Accounting Policies (continued)

Revenue Recognition (continued)

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

Office equipment - 5 years

Advertising Costs
The Company expenses advertising costs as incurred. Advertising expense was $2,641 and $0 for the six-month periods ended September 30, 2007 and 2006, respectively.

Research and Development

The Company accounts for research and development costs in accordance with the Financial Accounting Standards Board’s Statement of Financial Accounting Standards No. 2 (“SFAS 2”), “Accounting for Research and Development Costs.” Under SFAS 2, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and developments costs are expensed when the contracted work has been performed or as milestone results have been achieved. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred. For the six months ended September 30, 2007 and the year ended March 31, 2007, the Company’s expenditures on research and product development were immaterial.

TheRetirementSolution.com,Inc.
Notes to the Unaudited Condensed Consolidated Financial Statements
September 30, 2007

1.	Summary of Significant Accounting Policies (continued)

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

Fair value of financial instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of September 30, 2007 and March 31, 2007. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash and accounts payable. Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

Website Development Costs

The Company recognizes website development costs in accordance with Emerging Issue Task Force ("EITF") No. 00-02, "Accounting for Website Development Costs." As such, the Company expenses all costs incurred that relate to the planning and post implementation phases of development of its website. Direct costs incurred in the development phase are capitalized and recognized over the estimated useful life. Costs associated with repair or maintenance for the website are included in cost of net revenues in the current period expenses. During the period ended September 30, 2007 and the year ended March 31, 2007, the Company did not capitalize any costs associated with the website development.

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

TheRetirementSolution.com,Inc.
Notes to the Unaudited Condensed Consolidated Financial Statements
September 30, 2007

1.	Summary of Significant Accounting Policies (continued)

Stock-Based Compensation (contined)

The company adopted SFAS 123 (R) using the modified prospective transition method, which required the application of the accounting standard as of January 1, 2006. The company's Financial Statements as of and for period ended September 30, 2007 reflects the impact of SFAS 123(R). In accordance with the modified prospective transition method, the company's Financial Statements for the prior periods have not been restated to reflect, and do not include the impact of SFAS 123 (R). Stock based compensation expense recognized under SFAS 123 (R) for the period ended September 30, 2007 was $412,200.

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

For the six months ended September 30, 2007, the Company recognized the fair value of vested stock options granted to employees of $412,200. The fair value of the options were determined using the Black-Scholes option pricing model with the following assumptions: expected dividend yield: 0%; volatility 207.57%; risk free interest rate 4.80 to 4.85%.

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

TheRetirementSolution.com,Inc.
Notes to the Unaudited Condensed Consolidated Financial Statements
September 30, 2007

1.	Summary of Significant Accounting Policies (continued)

Income taxes

The Company follows Statement of Financial Accounting Standard No.109, Accounting for Income Taxes (SFAS No.109) for recording the provision for income taxes. Deferred tax assets and liabilities are computed based upon the difference between the financial statement and income tax basis of assets and liabilities using the enacted marginal tax rate applicable when the related asset or liability is expected to be realized or settled. Deferred income tax expenses or benefits are based on the changes in the asset or liability during each period. If available evidence suggests that it is more likely than not that some portion or all of the deferred tax assets will not be realized, a valuation allowance is required to reduce the deferred tax assets to the amount that is more likely than not to be realized. Future changes in such valuation allowance are included in the provision for deferred income taxes in the period of change. Deferred income taxes may arise from temporary differences resulting from income and expense items reported for financial accounting and tax purposes in different periods. Deferred taxes are classified as current or non-current, depending on the classification of assets and liabilities to which they relate. Deferred taxes arising from temporary differences that are not related to an asset or liability are classified as current or non-current depending on the periods in which the temporary differences are expected to reverse

At September 30, 2007, the Company has available for federal income tax purposes a net operating loss carry forward of approximately $9,900,000, expiring in the year 2024, that may be used to offset future taxable income. The Company has provided a valuation reserve against the full amount of the net operating loss benefit, since in the opinion of management based upon the earnings history of the Company; it is more likely than not that the benefits will not be realized. Due to significant changes in the Company's ownership, the future use of its existing net operating losses may be limited.

Concentrations of Credit Risk

Financial instruments and related items which potentially subject the Company to concentrations of credit risk consist primarily of cash, cash equivalents and trade receivables. The Company places its cash and temporary cash investments with credit quality institutions. At times, such investments may be in excess of the FDIC insurance limit. The Company periodically reviews its trade receivables in determining its allowance for doubtful accounts. The allowance for doubtful accounts was $0 and $0 at September 30, 2007 and March 31, 2007, respectively.

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

TheRetirementSolution.com,Inc.
Notes to the Unaudited Condensed Consolidated Financial Statements
September 30, 2007

1.	Summary of Significant Accounting Policies (continued)

Liquidity

As shown in the accompanying condensed consolidated financial statements, the Company incurred a net loss of $3,615,849 for six months ended September 30, 2007. The Company's current liabilities exceeded its current assets by $1,850,112 as of September 30, 2007.

Cash and Cash Equivalents

For purposes of the statement of cash flows, cash includes demand deposits, saving accounts and money market accounts. The Company considers all highly liquid debt instruments with maturities of six months or less when purchased to be cash equivalents.

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

TheRetirementSolution.com,Inc.
Notes to the Unaudited Condensed Consolidated Financial Statements
September 30, 2007

1.	Summary of Significant Accounting Policies (continued)

Recent Accounting Pronouncements

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

TheRetirementSolution.com,Inc.
Notes to the Unaudited Condensed Consolidated Financial Statements
September 30, 2007

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

2.	Property and Equipment

The Company’s property and equipment at September 30, 2007 and March 31, 2007, consist of the following:

	September 30, 2007	March 31, 2007
Office equipment	$20,352	$2,673
	20,352	2,673
Less accumulated depreciation	(2,415)	(1,194)
	$17,937	$1,479

Depreciation expense charged to operations amounted to $1,221 and $535 for the six months ended September 30, 2007 and 2006, respectively.

3.	Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consisted of the following at September 30, 2007 and March 31, 2007:

	September 30, 2007	March 31, 2007
Accounts payable	$86,580	$109,705
Accrued consulting payable	125,000	89,900
Accrued interest payable	108,221	70,472
Accrued salaries and wages	-	95,752
Subscription royalties payable	-	51
Accrued payroll taxes	26,244	20,004
	$346,045	$385,884

TheRetirementSolution.com,Inc.
Notes to the Unaudited Condensed Consolidated Financial Statements
September 30, 2007

4.	Notes Payable

A summary of notes payable at September 30, 2007 is as follows:

Convertible Promissory Note

In August 2005, the Company entered into an agreement to borrow $250,000 in exchange for a Convertible Promissory Note (Convertible Note). The Convertible Note included interest at 10% compounded semiannually, due and payable in five equal installments of $50,000 through December 2005. At Noteholder’s option, the Convertible Note could be convertible into 250,000 shares stock of the majority shareholder of the Company (Parent) at the equivalent conversion price of $1.00 per share. In addition to the Convertible Note, the Noteholder was to be issued warrants to purchase 250,000 shares (205,761 shares after pre-merger adjustment) of the Parent’s common stock at an exercise price of $1.25 per share.

Under the terms of the Convertible Note, if the existing president should resign or be dismissed, the monies loaned to the Company, including all accrued interest, would immediately be due and payable. The president resigned on February 19, 2006, thus accelerating the payment of the loan, plus accrued interest.

On April 24, 2006, the Company entered into an agreement with the Noteholder regarding his forbearance of collecting the debt owed to him due to the resignation of its former President. The Company will pay from the proceeds of a Private Placement, 10% of the first $500,000 of funds raised and 20% of the next $500,000 raised, for a total of $150,000. The remaining balance will be due on September 30, 2007, including interest at 10% compounding semi-annually. If the Private Placement raises less than $1,000,000 by October 2006, the Company will pay 10% of all additional capital raised by the Company. If no Private Placement Offering is circulated, the balance will be due immediately. Additionally, as consideration for his forbearance, the Company granted the Noteholder 500,000 shares (411,523 shares after pre-merger adjustment) of the Company’s common stock which was issued to him on April 24, 2006. (Note in default.)

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

At September 30, 2007 and March 31, 2007, balances consist of the following:

	September 30, 2007	March 31, 2007
Convertible promissory note	$182,085	$250,000
Note payable to related party	102,422	128,386
	284,507	378,386
Less: current portion	(220,291)	(312,556)
Long-term debt	$64,216	$65,830

TheRetirementSolution.com,Inc.
Notes to the Unaudited Condensed Consolidated Financial Statements
September 30, 2007

4.	Notes Payable (continued)

Aggregate maturities of long-term debt at September 30, 2007 are as follows:

Period Ending September 30,
2008	$220,291
2009	64,216
Total	$284,507

5.	Convertible Debentures

In April 2007, the Company issued 1,800,000 shares of common stock in exchange for convertible debentures totaling $450,000 which were outstanding as of March 31, 2007.

In May of 2007, the following convertible debentures were issued:

Convertible Debenture #10

In May 2007, the Company received $100,000 in exchange for a Convertible Debenture (Debenture) that matured on August 31, 2007. The Debenture bears an interest rate of 12% and is convertible into the Company's common stock at the greater of $0.25 per share or 67.5% of the average 10 previous trade days prior to conversion. (Note in default.)

Convertible Debenture #11

In May 2007, the Company received $50,000 in exchange for a Convertible Debenture (Debenture) that matured on August 31, 2007. The Debenture bears an interest rate of 12% and is convertible into the Company's common stock at the greater of $0.25 per share or 67.5% of the average 10 previous trade days prior to conversion. (Note in default.)

Convertible Debenture #12

In May 2007, the Company received $100,000 in exchange for a Convertible Debenture (Debenture) that matured on August 31, 2007. The Debenture bears an interest rate of 12% and is convertible into the Company's common stock at the greater of $0.25 per share or 67.5% of the average 10 previous trade days prior to conversion. (Note in default.)

Convertible Debenture #13

In May 2007, the Company received $50,000 in exchange for a Convertible Debenture (Debenture) that matured on August 31, 2007. The Debenture bears an interest rate of 12% and is convertible into the Company's common stock at the greater of $0.25 per share or 67.5% of the average 10 previous trade days prior to conversion. (Note in default.)

TheRetirementSolution.com,Inc.
Notes to the Unaudited Condensed Consolidated Financial Statements
September 30, 2007

5.	Convertible Debentures (continued)

Convertible Debenture #14

In May 2007, the Company received $125,000 in exchange for a Convertible Debenture (Debenture) that matured on August 31, 2007. The Debenture bears an interest rate of 12% and is convertible into the Company's common stock at the greater of $0.25 per share or 67.5% of the average 10 previous trade days prior to conversion. (Note in default.)

Convertible Debenture #15

In May 2007, the Company received $100,000 in exchange for a Convertible Debenture (Debenture) that matured on August 31, 2007. The Debenture bears an interest rate of 12% and is convertible into the Company's common stock at the greater of $0.25 per share or 67.5% of the average 10 previous trade days prior to conversion. (Note in default.)

Convertible Debenture #16

In May 2007, the Company received $50,000 in exchange for a Convertible Debenture (Debenture) that matured on August 31, 2007. The Debenture bears an interest rate of 12% and is convertible into the Company's common stock at the greater of $0.25 per share or 67.5% of the average 10 previous trade days prior to conversion. (Note in default.)

Convertible Debenture #17

In May 2007, the Company received $150,000 in exchange for a Convertible Debenture (Debenture) that matured on August 31, 2007. The Debenture bears an interest rate of 12% and is convertible into the Company's common stock at the greater of $0.25 per share or 67.5% of the average 10 previous trade days prior to conversion. (Note in default.)

Convertible Debenture #18

In May 2007, the Company received $200,000 in exchange for a Convertible Debenture (Debenture) that matured on August 31, 2007. The Debenture bears an interest rate of 12% and is convertible into the Company's common stock at the greater of $0.25 per share or 67.5% of the average 10 previous trade days prior to conversion. (Note in default.)

Convertible Debenture #19

In May 2007, the Company received $200,000 in exchange for a Convertible Debenture (Debenture) that matured on August 31, 2007. The Debenture bears an interest rate of 12% and is convertible into the Company's common stock at the greater of $0.25 per share or 67.5% of the average 10 previous trade days prior to conversion. (Note in default.)

Convertible Debenture #20

In May 2007, the Company received $50,000 in exchange for a Convertible Debenture (Debenture) that matured on August 31, 2007. The Debenture bears an interest rate of 12% and is convertible into the Company's common stock at the greater of $0.25 per share or 67.5% of the average 10 previous trade days prior to conversion. (Note in default.)

TheRetirementSolution.com,Inc.
Notes to the Unaudited Condensed Consolidated Financial Statements
September 30, 2007

5.	Convertible Debentures (continued)

Convertible Debenture #21

In May 2007, the Company received $25,000 in exchange for a Convertible Debenture (Debenture) that matured on August 31, 2007. The Debenture bears an interest rate of 12% and is convertible into the Company's common stock at the greater of $0.25 per share or 67.5% of the average 10 previous trade days prior to conversion. (Note in default.)

Convertible Debenture #22

In May 2007, the Company received $25,000 in exchange for a Convertible Debenture (Debenture) that matured on August 31, 2007. The Debenture bears an interest rate of 12% and is convertible into the Company's common stock at the greater of $0.25 per share or 67.5% of the average 10 previous trade days prior to conversion. (Note in default.)

Convertible Debenture #23

In May 2007, the Company received $50,000 in exchange for a Convertible Debenture (Debenture) that matured on August 31, 2007. The Debenture bears an interest rate of 12% and is convertible into the Company's common stock at the greater of $0.25 per share or 67.5% of the average 10 previous trade days prior to conversion. (Note in default.)

Convertible Debenture #24

In May 2007, the Company received $25,000 in exchange for a Convertible Debenture (Debenture) that matured on August 31, 2007. The Debenture bears an interest rate of 12% and is convertible into the Company's common stock at the greater of $0.25 per share or 67.5% of the average 10 previous trade days prior to conversion. (Note in default.)

On May 8, 2007, the Company completed a private placement offering of 26 units, for an aggregate purchase price of $1,300,000 in cash. Each "unit" consisted of (i) $50,000 in 12% senior convertible notes (the "Notes") and (ii) 75,000 shares of common stock. The Company issued an aggregate of $1,300,000 in Notes in May 2007. The 1,950,000 shares of common stock were issued in July 2007. The beneficial conversion feature relating to convertible debt of $371,429 and the financing costs of shares issued relating to convertible debt of $702,000 was recorded as a current period expense and as an adjustment to common stock and to additional paid-in capital as of September 30, 2007.

In accordance with Emerging Issues Task Force Issue 98-5, Accounting for Convertible Securities with a Beneficial Conversion Features or Contingently Adjustable Conversion Ratios (“EITF 98-5”), the Company recognized an imbedded beneficial conversion feature present in the Convertible Notes. The Company allocated a portion of the proceeds equal to the intrinsic value of that feature to additional paid-in capital. The Company recognized and measured an aggregate of $371,429 of the proceeds, which is equal to the intrinsic value of the imbedded beneficial conversion feature, to additional paid-in capital and a discount against the Convertible Notes. The debt discount attributed to the beneficial conversion feature is charged to current period operations as financing costs.

TheRetirementSolution.com,Inc.
Notes to the Unaudited Condensed Consolidated Financial Statements
September 30, 2007

5.	Convertible Debentures (continued)

At September 30, 2007, balances consisted of the following:

September 30, 2007
Convertible debenture #10	$100,000
Convertible debenture #11	50,000
Convertible debenture #12	100,000
Convertible debenture #13	50,000
Convertible debenture #14	125,000
Convertible debenture #15	100,000
Convertible debenture #16	50,000
Convertible debenture #17	150,000
Convertible debenture #18	200,000
Convertible debenture #19	200,000
Convertible debenture #20	50,000
Convertible debenture #21	25,000
Convertible debenture #22	25,000
Convertible debenture #23	50,000
Convertible debenture #24	25,000
$1,300,000

TheRetirementSolution.com,Inc.
Notes to the Unaudited Condensed Consolidated Financial Statements
September 30, 2007

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

The Company advanced funds to two related parties. The advances are non-interest bearing and have no repayment terms. The related parties consist of two corporations related to the Company through common ownership. At September 30, 2007, due from related parties balance was $144,546. At March 31, 2007, due from related party was $99,574 and due to related party was $43,561.

A Company is under a contract with a related party corporation whereby the related party provides marketing and promotional activity in exchange for 20% of gross revenue from sales of the related corporation’s products and services. Contained within the contract are a minimum number of subscribers the Company is required to maintain to ensure exclusivity.

7.	Operating Lease Commitments

In June 2007, the Company entered into a lease agreement for office space under an operating lease agreement (Agreement). Under the Agreement, minimum monthly lease payments of $13,253 (including utilities and operating expenses) are required, continuing on a month-to-month basis until July 29, 2010. The first payment began in July 2007. A security deposit in the amount of $33,800 is required to be maintained on deposit with the landlord and has been capitalized as an asset on the balance sheet. The unused portion of the security deposit will be returned to the Company, after expiration of the term of the lease and delivery to the landlord of possession of the premises in accordance with the provisions of the Agreement.

TheRetirementSolution.com,Inc.
Notes to the Unaudited Condensed Consolidated Financial Statements
September 30, 2007

7.	Operating Lease Commitments (continued)

The minimum future lease rentals under this agreement are as follows:

Period Ending September 30,
2008	$79,518
2009	159,036
2010	159,036
2011	53,012
$450,602

The rent expense for all leases for the six months ended September 30, 2007 and 2006, was $25,805 and $0, respectively.

8.	Common Stock

The Company is authorized to issue 700,000,000 shares of common stock with par value $.001 per share. As of September 30, 2007, the Company had 147,900,732 shares of common stock issued and outstanding.

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

TheRetirementSolution.com,Inc.
Notes to the Unaudited Condensed Consolidated Financial Statements
September 30, 2007

8.	Common Stock (continued)

Pursuant to a Private Placement Agreement, the Company received funds for common stock which was issued as follows: 2,900,000 shares and 1,450,000 warrants were issued for $725,000. A promissory note in the amount of $150,000 was converted to 600,000 shares of common stock.

2,100,000 shares were issued to consultants in exchange for consulting services.

During the six months ended September 30, 2007, the Company issued common stock as follows:

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

On May 8, 2007, the Company completed a private placement offering of 26 units, for an aggregate purchase price of $1,300,000 in cash. Each "unit" consisted of (i) $50,000 in 12% senior convertible notes (the "Notes") and (ii) 75,000 shares of common stock. The Company issued an aggregate of $1,300,000 in Notes in May 2007. The 1,950,000 shares of common stock were issued in July 2007. The beneficial conversion feature relating to convertible debt of $371,429 was recorded as additional paid-in capital and the financing costs of shares issued relating to convertible debt of $702,000 was recorded as $1,950 in common stock and $705,000 as additional paid-in capital as of September 30, 2007.

9.	Commitments and Contingencies

Employment and Consulting Agreements

The Company has consulting agreements with outside contractors to provide certain marketing and financial advisory services. The Agreements are generally for a term of 12 months from inception and renewable automatically from year to year unless either the Company or Consultant terminates such engagement by written notice.

Litigation

The Company may be subject to legal proceedings and claims which arise in the ordinary course of its business. Although occasional adverse decisions or settlements may occur, the Company believes that the final disposition of such matters should not have a material adverse effect on its financial position, results of operations or liquidity. The Company had no pending legal proceedings or claims as of September 30, 2007.

TheRetirementSolution.com,Inc.
Notes to the Unaudited Condensed Consolidated Financial Statements
September 30, 2007

10.	Going Concern

The Company’s unaudited condensed consolidated financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred significant losses which have resulted in an accumulated deficit of $9,912,068 at September 30, 2007 which raises substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty.

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

11.	Loss Per Common Share

The following table presents the computation of basic and diluted loss per share for the six months ended September 30, 2007 and 2006:

	September 30, 2007	September 30, 2006
Net loss available for common shareholders	$(3,615,849)	$(2,397,989)
Loss per share (basic and assuming dilution)	$(0.02)	$(0.02)

Weighted average common shares outstanding
Basic	145,208,101	136,135,432
Fully diluted	145,208,101	136,135,432

Fully-diluted weighted-average common shares outstanding are not utilized in the calculation of loss per common share as the effect would be anti-dilutive, decreasing the reported loss per common share.

TheRetirementSolution.com,Inc.
Notes to the Unaudited Condensed Consolidated Financial Statements
September 30, 2007

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

TheRetirementSolution.com,Inc.
Notes to the Unaudited Condensed Consolidated Financial Statements
September 30, 2007

13.	Stock Options and Warrants

Employee Stock Options

The following table summarizes the changes in employee stock options outstanding and the related prices for the shares of the Company’s common stock issued to employees of the Company under a non-qualified employee stock option plan at September 30, 2007:

	Options Outstanding			Options Exercisable
			Weighted		Weighted
		Weighted	Average		Average
		Average	Exercise		Exercise
Range of	Number of	Remaining	Price of	Number of	Price of
Exercise	Shares	Contractual	Outstanding	Shares	Esercisable
Prices	Outstanding	Life (Years)	Options	Exercisable	Options

$0.25	1,330,490	1.79	$0.25	1,330,490	$0.25
$0.41	6,000,000	2.32	0.41	2,500,000	$0.41
$0.42	1,500,000	2.36	0.42	833,334	$0.42
	8,830,490		$0.39	4,663,824	$0.36

Transactions involving stock options issued to employees are summarized as follows:

Weighted
Average
	Number of	Exercise
	Shares	Price

Options outstanding at August 10, 2005 (date of inception)	-	$ -
Granted	-	-
Exercised	-	-
Cancelled or expired	-	-
Options outstanding at March 31, 2006	-	-
Granted	9,890,123	0.373
Exercised	-	-
Cancelled or expired	(1,059,633)	0.25
Options outstanding at March 31, 2007	8,830,490	0.388
Granted	-	-
Exercised	-	-
Cancelled or expired	-	-
Options outstanding at September 30, 2007	8,830,490	$0.388

TheRetirementSolution.com,Inc.
Notes to the Unaudited Condensed Consolidated Financial Statements
September 30, 2007

13.	Stock Options and Warrants (continued)

Employee Stock Options (continued)

During the year ended March 31, 2007, the Company granted 8,830,490 (net of 1,059,633) employee stock options with an exercise price from $0.25 to $0.42 expiring three to ten years from issuance. The fair value of the vested amounts (determined as described below) of $1,440,776 was charged to earnings in the year ended March 31, 2007. The fair value of the vested amounts (determined as described below) of $412,200 was charged to earnings in the six months ended September 30, 2007.

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

Non-Employee Stock Options

The following table summarizes the changes in options outstanding and the related prices for the shares of the Company’s common stock issued to consultants and non-employees of the Company at September 30, 2007:

	Options Outstanding			Options Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
Exercise	Number	Contractual	Exercise	Number of	Exercise
Prices	Outstanding	Life (Years)	Price	Exercisable	Price

$0.25	4,938,270	3.79	$0.25	2,469,135	$0.25
$0.33	20,000	1.99	0.33	20,000	0.33
$0.42	500,000	2.36	0.42	500,000	0.42
	5,458,270	2.25	$0.27	2,989,135	$0.27

TheRetirementSolution.com,Inc.
Notes to the Unaudited Condensed Consolidated Financial Statements
September 30, 2007

13.	Stock Options and Warrants (continued)

Non-Employee Stock Options (continued)

Transactions involving stock options issued to consultants and non-employees are summarized as follows:

Weighted
Average
	Number of	Price
	Shares	Per Share

Options outstanding at August 10, 2005 (date of inception)	-	$-
Granted	-	-
Exercised	-	-
Cancelled or expired	-	-
Options outstanding at March 31, 2006	-	-
Granted	5,458,270	0.266
Exercised	-	-
Cancelled or expired	-	-
Options outstanding at March 31, 2007	5,458,270	0.266
Granted	-	-
Exercised	-	-
Cancelled or expired	-	-
Options outstanding at September 30, 2007	5,458,270	$0.266

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

TheRetirementSolution.com,Inc.
Notes to the Unaudited Condensed Consolidated Financial Statements
September 30, 2007

13.	Stock Options and Warrants (continued)

Warrants

The following table summarizes the changes in warrants outstanding and the related prices for the shares of the Company’s common stock issued to shareholders at September 30, 2007:

	Warrants Outstanding			Warrants Exercisable
Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
Exercise	Number	Contractual	Exercise	Number	Exercise
Price	Outstanding	Life (Years)	Price	Exercisable	Price

$0.50	3,602,500	2.58	$0.50	3,602,500	$0.50

Transactions involving the Company’s warrant issuance are summarized as follows:

Weighted
Average
	Number of	Price
	Shares	Per Share

Warrants outstanding at August 10, 2005 (date of inception)	-	$-
Granted	-	-
Exercised	-	-
Cancelled or expired	-	-
Warrants outstanding at March 31, 2006	-	-
Granted	1,750,000	0.50
Exercised	-	-
Cancelled or expired	-	-
Warrants outstanding at March 31, 2007	1,750,000	0.50
Granted	1,852,500	0.50
Exercised	-	-
Cancelled or expired	-	-
Warrants outstanding at September 30, 2007	3,602,500	$0.50

Warrants granted in conjunction with the sale of common stock during the year ended March 31, 2007, totaling 1,750,000 were issued in connection with the private placement of the Company’s common stock. The warrants are exercisable until three years after the date of issuance at a purchase price of $0.50 per share.

TheRetirementSolution.com,Inc.
Notes to the Unaudited Condensed Consolidated Financial Statements
September 30, 2007

13.	Stock Options and Warrants (continued)

Warrants (continued)

Warrants granted in conjunction with the sale of common stock during the six months ended September 30, 2007, totaling 952,500 were issued in connection with the private placement of the Company’s common stock. The warrants are exercisable until three years after the date of issuance at a purchase price of $0.50 per share.

Warrants granted during the six months ended September 30, 2007 totaling 900,000 were issued in connection with debt financing. The warrants are exercisable until three years after the date of issuance at a purchase price of $0.50 per share. The fair value of the warrants at the date of issuance was determined using the Black-Scholes Option Pricing Method with the following assumptions: dividend yield: -0-%; volatility: 207.57%; risk free interest rate: 4.53%

14.	Subsequent Events

In October 2007, the Company issued 625,000 shares of common stock in exchange for $250,000 in a convertible note (“Note”). The terms of the Note provide that interest shall accrue at the rate of 12% per annum and any amount not paid when interest is due shall accrue at the rate of 18% per annum. Principal shall be paid in cash or, at the option of the Company, in shares of common stock. The holder may also elect to convert some or all of the principal and interest owing into shares of the Company’s common stock. Shares shall be issued at a conversion rate of $0.10. Also, in October 2007, the Company issued 425,300 shares of common stock for legal services.

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

Plan of Operations

Our business plan calls for a campaign to enlist subscribers to the portfolio selection services of Stockdiagnostics.com through The Retirement Solution.com, Inc. Our primary objective is to reach cash flow positive operations within the next 12 months through primarily recurring monthly subscription revenues. The secondary objective is to create and promote marketing programs that will stimulate increasing growth on a month to month basis through its subscribers as well as entering into alliances with local and regional banks and registered investment advisors.

We plan to undertake product development to create educational tools for its subscribers. A significant portion of the first years projected expenses have been budgeted for this development.

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

In the last quarter of 2006 TRS changed its marketing and sales strategy and adopted a direct sales and marketing strategy through its re-vamped on-line web site at www.theretirementsolution.com. Significant effort and investment were made in developing a new web site that has been designed to attract subscribers on-line through traditional marketing methods and on-line exposure. The new web site is fully operational as of the third calendar quarter of 2007. Thus revenues did not grow during this reporting period and actually declined somewhat due to the cessation of active recruitment of subscribers through distributors as the Company prepared to adopt its new direct on-line marketing strategy.

Revenue

The table below outlines subscription revenues for comparable periods:

	Three Months		Three Months
	Ended		Ended
	September 30, 2007		September 30, 2006		Variance

Subscription revenues	$2,360	100%	$29,982	100%	$(27,622)	-92%
Total	$2,360	100%	$29,982	100%	$(27,622)	-92%

	Six Months		Six Months
	Ended		Ended
	September 30, 2007		September 30, 2006		Variance

Subscription revenues	$16,745	100%	$67,097	100%	$(50,352)	-75%
Total	$16,745	100%	$67,097	100%	$(50,352)	-75%

Operating Expenses

The tables below outline significant components of operating expenses for comparable periods:

	Three Months		Three Months
	Ended		Ended
	September 30, 2007		September 30, 2006		Variance

Consulting	$130,390	27%	$1,659,100	93%	$(1,528,710)	-92%
Interest expense	46,144	9%	11,038	1%	35,106	318%
Stock-based compensation	206,100	42%	-	0%	$206,100	100%
Management fees	-	0%	81,009	4%	(81,009)	-100%
Payroll expenses	106,250	22%	31,210	2%	75,040	240%
Total	$488,884	100%	$1,782,357	100%	$(1,293,473)	-73%

	Six Months		Six Months
	Ended		Ended
	September 30, 2007		September 30, 2006		Variance

Consulting	$620,307	21%	$1,807,908	89%	$(1,187,601)	-66%
Interest expense	1,540,083	52%	17,271	1%	1,522,812	8817%
Stock-based compensation	412,200	14%	0	0%	$412,200	100%
Stock transfer and agent fees	177,089	6%	0	0%	177,089	100%
Management fees	13,557	0%	162,018	8%	(148,461)	-92%
Payroll expenses	184,375	7%	53,527	2%	130,848	244%
Total	$2,947,611	100%	$2,040,724	100%	$906,887	44%

A summary of significant operating expenses for the three months ended September 30, 2007 and the three months ended September 30, 2006 follows:

Three Months Ended September 30, 2007 and the Three Months Ended September 30, 2006:

Overall expenses decreased for the three months ended September 30, 2007 over the three months ended September 30, 2006 by $1,285,368 or 63%. This change was due to the following significant components:

The Company recorded the fair value of vested employee options of $206,100 as stock-based compensation in the three months ended September 30, 2007. Payroll expenses increased due to hiring additional employees during the three months ended September 30, 2007. Consulting fees decreased due to issuing no common stock for services during the three months ended September 30, 2007.

No management fees were recorded for the three months ended September 30, 2007 because the Company ended its principal management contract in fiscal 2007. Management fees of approximately $27,000 per month for three months were recorded, totaling $81,009 for the three months ended September 30, 2006.

  A summary of significant operating expenses for the six months ended September 30, 2007 and the six months ended September 30, 2006 follows:

Six Months Ended September 30, 2007 and the Six Months Ended September 30, 2006:

Overall expenses increased for the six months ended September 30, 2007 over the six months ended September 30, 2006 by $1,131,372 or 45%. This change was due to the following significant components:

The Company recorded the fair value of vested employee options of $412,200 as stock-based compensation in the six months ended September 30, 2007. Payroll expenses increased due to hiring additional employees during the six months ended September 30, 2007. Consulting fees decreased due to implementing the services of fewer consultants and issuing fewer shares of common stock for services during the six months ended September 30, 2007. The Company issued 510,000 shares of common stock to consultants and the fair value of $239,700 was recorded as consulting expense in the six months ended September 30, 2007. During the six months ended September 30, 2006, the following significant transactions occurred: The Company granted 7,420,000 stock options to an employee and a consultant with 50% immediate vesting. The fair value of $1,356,100 was recorded as consulting expense. The fair value of $1,356,100 was recorded as consulting expense. Additionally, 500,000 shares (411,523 shares after pre-merger adjustment) of common stock were issued to the new president as an inducement to enter into an employment agreement. 500,000 shares (411,523 shares after pre-merger adjustment) were issued to a consultant in exchange for consulting services. The value of these shares was recorded as consulting expenses in the amounts of $185,000 and $125,000, respectively. 500,000 shares (411,523 shares after pre-merger adjustment) were issued to a note holder for forbearance of collecting the debt owed by the Company. The value of these shares was recorded as financing costs in the amount of $125,000.

Also during the six months ended September 30, 2006, the Company received $280,000 from convertible debentures; recognized an imbedded beneficial conversion, and recorded $95,000 as financing costs. Merger costs recorded as financing expense were $36,135. Management fees of $27,003 per month were recorded; totaling $162,018 for the six months ended September 30, 2006. Management fees of $13,557 were paid during the six months ended September 30, 2007. The Company ended its principal management contract in fiscal 2007

Interest expense during the six months ended September 30, 2007 increased due to the following: The fair value of warrants issued in settlement of debt of $393,750 was recorded as financing costs. The beneficial conversion feature attributable to subscribed stock in connection with convertible debt of $1,073,429 was recorded as financing costs. Interest incurred on notes payable of $26,760.

Liquidity and Capital Resources

As of September 30, 2007, the Company had a working capital deficit of $1,850,112. The Company generated a deficit in cash flow from operating activities of $1,574,547 for the six months ended September 30, 2007. This deficit is primarily attributable to the Company's net loss of $3,615,849 and is partially offset by following: The beneficial conversion feature and financing costs of shares issued relating to convertible debt of $1,073,429. Common stock was issued for services rendered and marketing costs of $239,841. The fair value of warrants issued in settlement of debt of $393,750 and the fair value of vested employee options of $412,200.

The Company met its cash requirements during the six months ended September 30, 2007 through net proceeds from convertible debentures in a Bridge Financing of $1,300,000 and net proceeds from the issuance of common stock of $476,251.

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

Revenue Recognition

For revenue from product sales and services, the Company recognizes revenue in accordance with Staff Accounting Bulletin No. 104, Revenue Recognition ("SAB104"), which superseded Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements ("SAB101"). SAB 101 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the selling price is fixed and determinable; and (4) collectability is reasonably assured. Determination of criteria (3) and (4) are based on management's judgments regarding the fixed nature of the selling prices of the products delivered and the collectability of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. The Company defers any revenue for which the product has not been delivered or is subject to refund until such time that the Company and the customer jointly determine that the product has been delivered or no refund will be required. The Company had deferred revenues of $0 and $5,500 as of September 30, 2007 and March 31, 2007, respectively. SAB 104 incorporates Emerging Issues Task Force 00-21 ("EITF 00-21"), Multiple-Deliverable Revenue Arrangements. EITF 00-21 addresses accounting for arrangements that may involve the delivery or performance of multiple products, services and/or rights to use assets. The effect of implementing EITF 00-21 on the Company's financial position and results of operations was not significant.

Stock-Based Compensation

On January 1, 2006 the company adopted Statement of Financial Accounting Standards No. 123 (revised 2004) "Share-Based Payment" (SFAS 123 (R)) which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including employee stock options and employee stock purchases related to a Employee Stock Purchase Plan based on the estimated fair values. SFAS 123 (R) supersedes the company's previous accounting under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") for the periods beginning the three months ended September 30, 2006.

The company adopted SFAS 123 (R) using the modified prospective transition method, which required the application of the accounting standard as of January 1, 2006. The company's Financial Statements as of and for the three months ended September 30, 2007 reflects the impact of SFAS 123(R). In accordance with the modified prospective transition method, the company's Financial Statements for the prior periods have not been restated to reflect, and do not include the impact of SFAS 123 (R). Stock based compensation expense recognized under SFAS 123 (R) for the three months ended September 30, 2007 was $1,303,376. Pro forma stock based compensation was $0 for the year ended March 31, 2006. Pro forma disclosure for the three months ended September 30, 2007 is not presented because the amounts are recognized in the consolidated financial statements.

For the six months ended September 30, 2007, the Company granted 14,288,760 stock options to employees and consultants with exercise prices ranging from $0.25 to $.42 per share expiring from three to ten years from dates of issuance with 25% to 50% immediate vesting. The fair value of the options was determined using the Black-Scholes option pricing model with the following assumptions: expected dividend yield: 0%; volatility 207.57% to 242.54%; risk free interest rate 4.54 to 5.02%. The fair value of $1,467,179 was recorded as a current period charge to earnings. The fair value of vested stock options granted to employees of $412,200 was recorded as stock-based compensation.

Recent Accounting Pronouncements

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

Dependence Upon Management

Our future performance and success is dependant upon the efforts and abilities of our Management. To a very significant degree, we are dependent upon the continued services of Nicholas S. Maturo, our Chief Executive Officer and member of our Board of Directors, and William Kosoff, our President and Chief Financial Officer and member of our Board of Directors. If we lost the services of Mr. Maturo, Mr. Kosoff, or other key employees before we could get qualified replacements, the loss could materially adversely affect our business. The Company has obtained a “Key Man” life insurance policy on Mr. Maturo and has initiated applications to obtain key man life insurance on Mr. Kosoff, President and CFO.

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

ITEM 3 – CONTROLS AND PROCEDURES

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

PART II – OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

None

ITEM 2 – UNREGISTER SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4 – SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5 – OTHER INFORMATION

None

ITEM 6 – EXHIBITS

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

THERETIREMENTSOLUTION.COM, INC.

Dated: November __, 2007	By:	/s/ Nicholas S. Maturo
Nicholas S. Maturo
Chief Executive Officer
(Principal Executive Officer)

Date: November __, 2007	By:	/s/ William Kosoff
William Kosoff
President and Chief Financial Officer
(Principal Financial Officer)