Form 10QSB
period 2007-12-31
TheRetirementSolution.com, Inc.
filed 2008-02-20
CIK 862651

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

 (Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2007

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
Yes ☐ No ☒

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of February 15, 2008, there were 236,736,140 shares of common stock, par value $.001 per share, outstanding.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

THERETIREMENTSOLUTION.COM, INC.
FORM 10-QSB
QUARTERLY PERIOD ENDED DECEMBER 31, 2007

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

TheRetirementSolution.com
Condensed Consolidated Balance Sheets

	(Unaudited)
	December 31,	March 31,
	2007	2007
Assets

Current Assets:
Cash and cash equivalents	$1,079	$14,611
Accounts receivable	948	-
Total Current Assets	2,027	14,611
Property and Equipment, net of accumulated depreciation (Note 2)	16,476	1,479
Other Assets:
Deposits (Note 7)	33,800	-
Due from related parties (Note 6)	139,444	-
Other	1,938	99,574
Total Assets	$193,685	$115,664

Liabilities and Deficiency in Stockholders' Equity

Current Liabilities:
Accounts payable and accrued liabilities (Note 3)	$582,709	$385,884
Deferred revenue (Note 1)	2,209	5,500
Due to related party (Note 6)	-	43,561
Convertible debentures (Note 5)	1,550,000	450,000
Current portion of long-term debt (Note 4)	263,171	312,556
Total Current Liabilities	2,398,089	1,197,501
Other Liabilities:
Long-term debt (Note 4)	21,337	65,830
Total Liabilities	2,419,426	1,263,331
Commitments and Contingencies (Note 9)	-	-

Deficiency in Stockholders' Equity: (Note 8)
Common stock, par value $.001; 700,000,000 shares authorized;
149,451,032 and 141,735,432 shares issued and outstanding
at December 31, 2007 and March 31, 2007, respectively	149,451	141,735
Additional paid-in capital	8,807,876	5,006,817
Deferred compensation	(45,000)	-
Accumulated deficit	(11,138,068)	(6,296,219)
Total Deficiency in Stockholders' Equity	(2,225,741)	(1,147,667)
Total Liabilities and Deficiency in Stockholders' Equity	$193,685	$115,664

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TheRetirementSolution.com
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	December 31, 2007	December 31, 2006	December 31, 2007	December 31, 2006
Net Revenues	$3,082	$19,446	$19,827	$86,543
Operating Expenses:
Selling, general and administrative	1,145,739	508,407	4,704,207	2,991,823
Depreciation	1,461	267	2,682	802
Total Operating Expenses	1,147,200	508,674	4,706,889	2,992,625
Loss from operations	(1,144,118)	(489,228)	(4,687,062)	(2,906,082)
Other Income (Expense):
Other income (loss)	(348)		(348)
Interest expense	(81,535)	(20,414)	(154,439)	(37,685)
Total Other Expenses	(81,883)	(20,414)	(154,787)	(37,685)
Loss before income taxes	(1,226,001)	(509,642)	(4,841,849)	(2,943,767)
Income Taxes	-	-	-	-
Net Loss	$(1,226,001)	$(509,642)	$(4,841,849)	$(2,943,767)
Loss Per Common Share - Basic and Assuming Fully Dilluted	$(0.01)	$(0.00)	$(0.05)	$(0.02)
Weighted Average Common Shares Outstanding - Basic and
Assuming Fully Diluted	145,960,614	136,135,432	93,290,901	136,135,432

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TheRetirementSolution.com
Condensed Consolidated Statement of (Deficiency in) Stockholders’ Equity
(Unaudited)

			Additional			Total (Deficiency
	Common Stock		Paid-in	Deferred	Accumulated	in) Stockholders'
	Shares	Amount	Capital	Compensation	Deficit	Equity
Balance at March 31, 2006	98,765,424	$98,765	$21,235	$-	$(545,195)	$(425,195)
Common stock issued in April 2006 for services rendered at $0.31 per share	411,525	412	124,588	-	-	125,000
Common stock issued in May 2006 for services rendered at $0.31 per share	411,524	411	124,589	-	-	125,000
Common stock issued in July 2006 for services rendered at $0.45 per share	411,525	412	184,588	-	-	185,000
Common stock issued in conjunction with merger with Voxpath Holdings, Inc.	36,135,434	36,135	-	-	-	36,135
Sale of common stock in January 2007	2,200,000	2,200	547,800	-	-	550,000
Sale of common stock in January 2007	700,000	700	174,300	-	-	175,000
Common stock issued in February 2007 in
in exchange for convertible debenture	600,000	600	149,400	-	-	150,000
Common stock issued in February 2007 for
services rendered at $0.49 per share	2,100,000	2,100	1,026,900	-	-	1,029,000
Beneficial conversion feature attributable
to issuance of convertible debentures	-	-	192,200	-	-	192,200
Fair value of options issued to employees	-	-	1,440,776	-	-	1,440,776
Fair value of options issued to non-employees	-	-	1,020,441	-	-	1,020,441
Net loss	-	-	-	-	(5,751,024)	(5,751,024)
Balance at March 31, 2007	141,735,432	$141,735	$5,006,817	$-	$(6,296,219)	$(1,147,667)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

 TheRetirementSolution.com
Condensed Consolidated Statement of (Deficiency in) Stockholders’ Equity (Continued)
(Unaudited)

			Additional
	Common Stock		Paid-in	Deferred	Accumulated	Total (Deficiency in)
	Shares	Amount	Capital	Compensation	Deficit	Stockholders' Equity
Balance at March 31, 2007	141,735,432	$141,735	$5,006,817	$-	$(6,296,219)	$(1,147,667)
Sale of common stock in April 2007	1,905,000	1,905	474,345	-	-	476,250
Common stock issued for conversion of
debentures	1,800,000	1,800	448,200	-	-	450,000
Common stock issued in April 2007 for services
rendered at $0.47 per share	510,000	510	239,190	-	-	239,700
Common stock issued in April 2007 in connection
with marketing event at $0.47 per share	300	1	140	-	-	141
Common stock issued in October 2007 for services
rendered at $0.18 per share	250,000	250	44,750	-	-	45,000
Common stock issued in November 2007 for services
rendered at $0.25 per share	425,300	425	105,900	-	-	106,325
Common stock issued in December 2007 for services
rendered at $0.09 per share	500,000	500	89,500	(45,000)	-	45,000
Beneficial conversion feature on convertible debt in connection
with issuance of common stock	375,000	375	249,625	-	-	250,000
Beneficial conversion feature relating to
convertible debt	-	-	371,429	-	-	371,429
Financing costs of shares issued relating
to convertible debt	1,950,000	1,950	700,050	-	-	702,000
Value of warrants issued in settlement of debt	-	-	393,750	-	-	393,750
Value of vested employee options	-	-	618,300	-	-	618,300
Stock options granted to consultants
in exchange for services	-	-	65,880	-	-	65,880
Net loss	-	-	-	-	(4,841,849)	(4,841,849)
Balance at December 31, 2007	149,451,032	$149,451	$8,807,876	$(45,000)	$(11,138,068)	$(2,225,741)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TheRetirementSolution.com
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months	Nine Months
	Ended	Ended
	December 31, 2007	December 31, 2006
Cash Flows From Operating Activities
Net loss	$(4,841,849)	$(2,943,767)
Adjustments to reconcile increase (decrease) in net assets
to net cash used in operating activities:
Depreciation	2,682	802
Common stock issued for services rendered and financing costs	436,166	471,134
Beneficial conversion feature and financing costs of shares issued
in connection with convertible debt	1,323,429	168,200
Fair value of warrants issued in settlement of debt	393,750	-
Fair value of vested employee options	618,300	-
Fair value of options issued for services rendered	65,880	1,362,480
Changes in assets and liabilities:
Bank overdraft	-	111,092
Deposits	(33,800)	-
Accounts receivable and other assets	(2,886)	-
Accounts payable and accrued expenses	196,825	41,203
Other liabilities	-	145,282
Deferred revenue	(3,291)	-
Net Cash Used in Operating Activities	(1,844,794)	(643,574)
Cash From Investing Activities
Payments for purchase of property and equipment	(17,679)	-
Net Cash Used in Investing Activities	(17,679)	-
Cash From Financing Activities
Proceeds from issuance of common stock	476,251	-
Proceeds from subscribed stock	-	300,000
Proceeds from debentures payable	-	350,000
Proceeds from convertible debentures	1,550,000	-
Proceeds from notes payable	-	250,000
Payments on notes payable	(93,879)	(100,000)
Proceeds from (payments to) related party advances, net	(83,431)	(165,291)
Net Cash Provided by Financing Activities	1,848,941	634,709
Net Change in Cash and Cash Equivalents	(13,532)	(8,865)
Cash and Cash Equivalents
Beginning of period	14,611	14,137
End of period	$1,079	$5,272

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

 TheRetirementSolution.com
Condensed Consolidated Statements of Cash Flows (Continued)
(Unaudited)

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for:
Interest	$35,153	$1,452
Income taxes	$-	$-
Non-Cash Investing and Financing Activities
Common stock issued for services rendered and financing costs	$436,166	$2,001,814
Fair value of warrants issued in settlement of debt	$393,750	$-
Fair value of vested employee options	$618,300	$-
Fair value of options issued for services rendered	$65,880	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TheRetirementSolution.com
Notes to the Unaudited Condensed Consolidated Financial Statements
December 31, 2007

1.	Summary of Significant Accounting Policies

A summary of the significant accounting policies applied in the preparation of the accompanying financial statements follows.

Business and Basis of Presentation

The RetirementSolution.Com, Inc. (the "Company") is incorporated on August 10, 2005 under the laws of the State of Nevada. On September 16, 2006, the Company changed its name to TheRetirementSolution.Com, Inc. The Company is a direct sales/multi-level marketing company that provides financial and educational information to its subscribers. While the Company has generated revenues from its sale of products, the Company has incurred expenses, and sustained losses. Consequently, its operations are subject to all risks inherent in the establishment of a new business enterprise. As of December 31, 2007, the Company has accumulated losses of $11,138,068.

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

Revenue Recognition

For revenue from product sales and services, the Company recognizes revenue in accordance with Staff Accounting Bulletin No. 104, Revenue Recognition ("SAB104"), which superseded Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements ("SAB101"). SAB 101 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the selling price is fixed and determinable; and (4) collectibility is reasonably assured. Determination of criteria (3) and (4) are based on management's judgments regarding the fixed nature of the selling prices of the products delivered and the collectibility of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. The Company defers any revenue for which the product has not been delivered or is subject to refund until such time that the Company and the customer jointly determine that the product has been delivered or no refund will be required. The Company has deferred revenue of $2,209 and $5,500 as of December 31, 2007 and March 31, 2007, respectively. SAB 104 incorporates Emerging Issues Task Force 00-21 ("EITF 00-21"), Multiple-Deliverable Revenue Arrangements. EITF 00-21 addresses accounting for arrangements that may involve the delivery or performance of multiple products, services and/or rights to

TheRetirementSolution.com
Notes to the Unaudited Condensed Consolidated Financial Statements
December 31, 2007

1.	Summary of Significant Accounting Policies (continued)

Revenue Recognition (continued)

use assets. The effect of implementing EITF 00-21 on the Company's financial position and results of operations was not significant.

Subscription revenues are billed and recognized on a monthly basis. Customers are billed for a full month, regardless of when they enter or exit the subscription base. Consulting fees are recognized when the services are performed.

The Company is under a contract with a related party corporation whereby the related party provides marketing and promotional activity in exchange for 20% of gross revenue from sales of the related corporation’s products and services. Contained within the contract are a minimum number of subscribers the Company is required to maintain to ensure exclusivity.

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

Office equipment - 5 years

Advertising Costs

The Company expenses advertising costs as incurred. Advertising expense was $6,850 and $0 for the nine-month periods ended December 31, 2007 and 2006, respectively.

Research and Development

The Company accounts for research and development costs in accordance with the Financial Accounting Standards Board’s Statement of Financial Accounting Standards No. 2 (“SFAS 2”), “Accounting for Research and Development Costs.” Under SFAS 2, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and developments costs are expensed when the contracted work has been performed or as milestone results have been achieved. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred. For the nine months ended December 31, 2007 and the year ended March 31, 2007, the Company’s expenditures on research and product development were immaterial.

TheRetirementSolution.com
Notes to the Unaudited Condensed Consolidated Financial Statements
December 31, 2007

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

Fair value of financial instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2007 and March 31, 2007. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash and accounts payable. Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

Website Development Costs

The Company recognizes website development costs in accordance with Emerging Issue Task Force ("EITF") No. 00-02, "Accounting for Website Development Costs." As such, the Company expenses all costs incurred that relate to the planning and post implementation phases of development of its website. Direct costs incurred in the development phase are capitalized and recognized over the estimated useful life. Costs associated with repair or maintenance for the website are included in cost of net revenues in the current period expenses. During the period ended December 31, 2007 and the year ended March 31, 2007, the Company did not capitalize any costs associated with the website development.

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

TheRetirementSolution.com
Notes to the Unaudited Condensed Consolidated Financial Statements
December 31, 2007

1.	Summary of Significant Accounting Policies (continued)

Stock-Based Compensation (continued)

The company adopted SFAS 123 (R) using the modified prospective transition method, which required the application of the accounting standard as of January 1, 2006. The company's Financial Statements as of and for period ended December 31, 2007 reflects the impact of SFAS 123(R). In accordance with the modified prospective transition method, the company's Financial Statements for the prior periods have not been restated to reflect, and do not include the impact of SFAS 123 (R). Stock based compensation expense recognized under SFAS 123 (R) for the period ended December 31, 2007 was $412,200.

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

For the nine months ended December 31, 2007, the Company recognized the fair value of vested stock options granted to employees of $618,300. The fair value of the options were determined using the Black-Scholes option pricing model with the following assumptions: expected dividend yield: 0%; volatility 207.57%; risk free interest rate 4.80 to 4.85%.

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

TheRetirementSolution.com
Notes to the Unaudited Condensed Consolidated Financial Statements
December 31, 2007

1.	Summary of Significant Accounting Policies (continued)

Income taxes

The Company follows Statement of Financial Accounting Standard No.109, Accounting for Income Taxes (SFAS No.109) for recording the provision for income taxes. Deferred tax assets and liabilities are computed based upon the difference between the financial statement and income tax basis of assets and liabilities using the enacted marginal tax rate applicable when the related asset or liability is expected to be realized or settled. Deferred income tax expenses or benefits are based on the changes in the asset or liability during each period. If available evidence suggests that it is more likely than not that some portion or all of the deferred tax assets will not be realized, a valuation allowance is required to reduce the deferred tax assets to the amount that is more likely than not to be realized. Future changes in such valuation allowance are included in the provision for deferred income taxes in the period of change. Deferred income taxes may arise from temporary differences resulting from income and expense items reported for financial accounting and tax purposes in different periods. Deferred taxes are classified as current or non-current, depending on the classification of assets and liabilities to which they relate. Deferred taxes arising from temporary differences that are not related to an asset or liability are classified as current or non-current depending on the periods in which the temporary differences are expected to reverse

At December 31, 2007, the Company has available for federal income tax purposes a net operating loss carry forward of approximately $11,000,000, expiring in the year 2024, that may be used to offset future taxable income. The Company has provided a valuation reserve against the full amount of the net operating loss benefit, since in the opinion of management based upon the earnings history of the Company; it is more likely than not that the benefits will not be realized. Due to significant changes in the Company's ownership, the future use of its existing net operating losses may be limited.

Concentrations of Credit Risk

Financial instruments and related items which potentially subject the Company to concentrations of credit risk consist primarily of cash, cash equivalents and trade receivables. The Company places its cash and temporary cash investments with credit quality institutions. At times, such investments may be in excess of the FDIC insurance limit. The Company periodically reviews its trade receivables in determining its allowance for doubtful accounts. The allowance for doubtful accounts was $0 and $0 at December 31, 2007 and March 31, 2007, respectively.

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

TheRetirementSolution.com
Notes to the Unaudited Condensed Consolidated Financial Statements
December 31, 2007

1.	Summary of Significant Accounting Policies (continued)

Liquidity

As shown in the accompanying condensed consolidated financial statements, the Company incurred a net loss of $4,841,849 for nine months ended December 31, 2007. The Company's current liabilities exceeded its current assets by $2,396,062 as of December 31, 2007.

Cash and Cash Equivalents

For purposes of the statement of cash flows, cash includes demand deposits, saving accounts and money market accounts. The Company considers all highly liquid debt instruments with maturities of nine months or less when purchased to be cash equivalents.

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

Debt and Equity Securities

The Company follows the provisions of Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities (SFAS 115). The Company classifies debt and equity securities into one of three categories: held-to-maturity, available-for-sale or trading. These security classifications may be modified after acquisition only under certain specified conditions. Securities may be classified as held-to-maturity only if the Company has the positive intent and ability to hold them to maturity. Trading securities are defined as those bought and held principally for the purpose of selling them in the near term. All other securities must be classified as available-for-sale. Held-to-maturity securities are measured at amortized cost in the balance sheets. Unrealized holding gains and losses are not included in earnings or in a separate component of capital. They are merely disclosed in the notes to the consolidated financial statements. Available-for-sale securities are carried at fair value on the consolidated balance sheets. Unrealized holding gains and losses are not included in earnings but are reported as a net amount (less expected tax) in a separate component of capital until realized. Trading securities are carried at fair value on the consolidated balance sheets. Unrealized holding gains and losses for trading securities are included in earnings. Declines in the fair value of held-to-maturity and available-for-sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses.

TheRetirementSolution.com
Notes to the Unaudited Condensed Consolidated Financial Statements
December 31, 2007

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

In December 2007, the FASB issued SFAS No. 141(R),"Business Combinations" ("SFAS No. 141(R)"), which establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in an acquiree, including the recognition and measurement of goodwill acquired in a business combination. SFAS No. 141R is effective as of the beginning of the first fiscal year beginning on or after December 15, 2008. Earlier adoption is prohibited and the Company is currently evaluating the effect, if any, that the adoption will have on its financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 160, "Non-controlling Interest in Consolidated Financial Statements, an amendment of ARB No. 51" ("SFAS No. 160"), which will change the accounting and reporting for minority interests, which will be recharacterized as non-controlling interests and classified as a component of equity within the consolidated balance sheets. SFAS No. 160 is effective as of the beginning of the first fiscal year beginning on or after December 15, 2008. Earlier adoption is prohibited and the Company is currently evaluating the effect, if any, that the adoption will have on its financial position, results of operations or cash flows.

TheRetirementSolution.com
Notes to the Unaudited Condensed Consolidated Financial Statements
December 31, 2007

2.	Property and Equipment

The Company’s property and equipment at December 31, 2007 and March 31, 2007, consist of the following:

	December 31, 2007	March 31, 2007
Office equipment	$20,352	$2,673
	20,352	2,673
Less accumulated depreciation	(3,876)	(1,194)
	$16,476	$1,479

Depreciation expense charged to operations amounted to $2,682 and $802 for the nine months ended December 31, 2007 and 2006, respectively.

3.	Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consisted of the following at December 31, 2007 and March 31, 2007:

	December 31, 2007	March 31, 2007
Accounts payable	$142,556	$109,705
Accrued consulting payable	210,000	89,900
Accrued interest payable	189,756	70,472
Accrued salaries and wages	-	95,752
Subscription royalties payable	-	51
Due to officers	20,400	-
Accrued payroll taxes	19,997	20,004
	$582,709	$385,884

TheRetirementSolution.com
Notes to the Unaudited Condensed Consolidated Financial Statements
December 31, 2007

4.	Notes Payable

A summary of notes payable at December 31, 2007 is as follows:

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

On April 24, 2006, the Company entered into an agreement with the Noteholder regarding his forbearance of collecting the debt owed to him due to the resignation of its former President. The Company will pay from the proceeds of a Private Placement, 10% of the first $500,000 of funds raised and 20% of the next $500,000 raised, for a total of $150,000. The remaining balance will be due on December 31, 2007, including interest at 10% compounding semi-annually. If the Private Placement raises less than $1,000,000 by October 2006, the Company will pay 10% of all additional capital raised by the Company. If no Private Placement Offering is circulated, the balance will be due immediately. Additionally, as consideration for his forbearance, the Company granted the Noteholder 500,000 shares (411,523 shares after pre-merger adjustment) of the Company’s common stock which was issued to him on April 24, 2006. (Note in default.)

Note Payable to Related Party

In March 2007, the Company entered into an agreement with a corporation that is majority owned by a former president and CEO of the Company and which provides ongoing management services under a consulting agreement as described in Note 12. Per the terms of the employment and separation agreement, upon termination of his employment the company became obligated for one year of severance pay. Upon termination of the agreement in March 2007, and in exchange for the remaining payments due, a promissory note was issued to the majority shareholder in the amount of $128,386; with interest at 8.00% annually, payable in monthly installments of $5,807.

At December 31, 2007 and March 31, 2007, balances consist of the following:

	December 31, 2007	March 31, 2007
Convertible promissory note	$182,085	$250,000
Note payable to related party	102,423	128,386
	284,508	378,386
Less: current portion	(263,171)	(312,556)
Long-term debt	$21,337	$65,830

TheRetirementSolution.com
Notes to the Unaudited Condensed Consolidated Financial Statements
December 31, 2007

4.	Notes Payable (continued)

Aggregate maturities of long-term debt at December 31, 2007 are as follows:

Period Ending December 31,
2008	$263,171
2009	21,337
Total	$284,508

5.	Convertible Debentures

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

TheRetirementSolution.com
Notes to the Unaudited Condensed Consolidated Financial Statements
December 31, 2007

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

TheRetirementSolution.com
Notes to the Unaudited Condensed Consolidated Financial Statements
December 31, 2007

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

On May 8, 2007, the Company completed a private placement offering of 26 units, for an aggregate purchase price of $1,300,000 in cash. Each "unit" consisted of (i) $50,000 in 12% senior convertible notes (the "Notes") and (ii) 75,000 shares of common stock. The Company issued an aggregate of $1,300,000 in Notes in May 2007. The 1,950,000 shares of common stock were issued in July 2007. The beneficial conversion feature relating to convertible debt of $371,429 and the financing costs of shares issued relating to convertible debt of $702,000 was recorded as a current period expense and as an adjustment to common stock and to additional paid-in capital as of December 31, 2007.

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

TheRetirementSolution.com
Notes to the Unaudited Condensed Consolidated Financial Statements
December 31, 2007

5.	Convertible Debentures (continued)

Convertible Debenture #25

In October 2007, the Company received $250,000 in exchange for a Convertible Debenture (Debenture) that matures on March 31, 2008. The Debenture bears an interest rate of 12% and is convertible into the Company's common stock at the greater of $0.10 per share.

In accordance with Emerging Issues Task Force Issue 98-5, Accounting for Convertible Securities with a Beneficial Conversion Features or Contingently Adjustable Conversion Ratios (“EITF 98-5”), the Company recognized an imbedded beneficial conversion feature present in the Convertible Notes. The Company allocated a portion of the proceeds equal to the intrinsic value of that feature to additional paid-in capital. The Company recognized and measured an aggregate of $250,000 of the proceeds, which is equal to the intrinsic value of the imbedded beneficial conversion feature, to additional paid-in capital and a discount against the Convertible Notes. The debt discount attributed to the beneficial conversion feature is charged to current period operations as financing costs.

At December 31, 2007, balances consisted of the following:

December 31, 2007
Convertible debenture #10	$100,000
Convertible debenture #11	50,000
Convertible debenture #12	100,000
Convertible debenture #13	50,000
Convertible debenture #14	125,000
Convertible debenture #15	100,000
Convertible debenture #16	50,000
Convertible debenture #17	150,000
Convertible debenture #18	200,000
Convertible debenture #19	200,000
Convertible debenture #20	50,000
Convertible debenture #21	25,000
Convertible debenture #22	25,000
Convertible debenture #23	50,000
Convertible debenture #24	25,000
Convertible debenture #25	250,000
$1,550,000

TheRetirementSolution.com
Notes to the Unaudited Condensed Consolidated Financial Statements
December 31, 2007

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

The Company advanced funds to two related parties. The advances are non-interest bearing and have no repayment terms. The related parties consist of two corporations related to the Company through common ownership. At December 31, 2007, due from related parties balance was $139,444. At March 31, 2007, due from related party was $99,574 and due to related party was $43,561.

The Company is under a contract with a related party corporation whereby the related party provides marketing and promotional activity in exchange for 20% of gross revenue from sales of the related corporation’s products and services. Contained within the contract are a minimum number of subscribers the Company is required to maintain to ensure exclusivity.

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

TheRetirementSolution.com
Notes to the Unaudited Condensed Consolidated Financial Statements
December 31, 2007

7.	Operating Lease Commitments (continued)

The minimum future lease rentals under this agreement are as follows:

Period Ending December 31,
2008	$39,759
2009	159,036
2010	159,036
2011	53,012
$410,843

The rent expense for all leases for the nine months ended December 31, 2007 and 2006, was $34,891 and $0, respectively.

8.	Common Stock

The Company is authorized to issue 700,000,000 shares of common stock with par value $.001 per share. As of December 31, 2007, the Company had 149,451,032 shares of common stock issued and outstanding.

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

TheRetirementSolution.com
Notes to the Unaudited Condensed Consolidated Financial Statements
December 31, 2007

8.	Common Stock (continued)

Pursuant to a Private Placement Agreement, the Company received funds for common stock which was issued as follows: 2,900,000 shares and 1,450,000 warrants were issued for $725,000. A promissory note in the amount of $150,000 was converted to 600,000 shares of common stock.

2,100,000 shares were issued to consultants in exchange for consulting services.

During the nine months ended December 31, 2007, the Company issued common stock as follows:

Pursuant to a Private Placement Agreement, the Company received funds for common stock which was issued as follows: 1,905,000 shares and 952,500 warrants were issued for $476,250.

In April 2007, the Company issued 1,800,000 shares of common stock in exchange for convertible debentures totaling $450,000.

1,685,300 shares of common stock were issued to consultants in exchange for consulting services.

300 shares of common stock were issued to contest winners as a marketing expense.

On May 8, 2007, the Company completed a private placement offering of 26 units, for an aggregate purchase price of $1,300,000 in cash. Each "unit" consisted of (i) $50,000 in 12% senior convertible notes (the "Notes") and (ii) 75,000 shares of common stock. The Company issued an aggregate of $1,300,000 in Notes in May 2007. The 1,950,000 shares of common stock were issued in July 2007. The beneficial conversion feature relating to convertible debt of $371,429 was recorded as additional paid-in capital and the financing costs of shares issued relating to convertible debt of $702,000 was recorded as $1,950 in common stock and $705,000 as additional paid-in capital as of December 31, 2007.

In October 2007, the Company received $250,000 in exchange for a Convertible Debenture (Debenture) that matures on March 31, 2008. The Debenture bears an interest rate of 12% and is convertible into the Company's common stock at the greater of $0.10 per share.

9.	Commitments and Contingencies

Employment and Consulting Agreements

The Company has consulting agreements with outside contractors to provide certain marketing and financial advisory services. The Agreements are generally for a term of 12 months from inception and renewable automatically from year to year unless either the Company or Consultant terminates such engagement by written notice.

Litigation

The Company may be subject to legal proceedings and claims which arise in the ordinary course of its business. Although occasional adverse decisions or settlements may occur, the Company believes that the final disposition of such matters should not have a material adverse effect on its financial position, results of operations or liquidity. The Company had no pending legal proceedings or claims as of December 31, 2007.

TheRetirementSolution.com
Notes to the Unaudited Condensed Consolidated Financial Statements
December 31, 2007

10.	Going Concern

The Company’s unaudited condensed consolidated financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred significant losses which have resulted in an accumulated deficit of $11,138,068 at December 31, 2007 which raises substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty.

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

11.	Loss Per Common Share

The following table presents the computation of basic and diluted loss per share for the nine months ended December 31, 2007 and 2006:

	December 31, 2007	December 31, 2006
Net loss available for common shareholders	$(4,841,849)	$(2,943,767)
Loss per share (basic and assuming dilution)	$(0.05)	$(0.02)

Weighted average common shares outstanding
Basic	93,290,901	136,135,432
Fully diluted	93,290,901	136,135,432

Fully-diluted weighted-average common shares outstanding are not utilized in the calculation of loss per common share as the effect would be anti-dilutive, decreasing the reported loss per common share.

TheRetirementSolution.com
Notes to the Unaudited Condensed Consolidated Financial Statements
December 31, 2007

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

TheRetirementSolution.com
Notes to the Unaudited Condensed Consolidated Financial Statements
December 31, 2007

13.	Stock Options and Warrants

Employee Stock Options

The following table summarizes the changes in employee stock options outstanding and the related prices for the shares of the Company’s common stock issued to employees of the Company under a non-qualified employee stock option plan at December 31, 2007:

	Options Outstanding			Options Exercisable
			Weighted		Weighted
		Weighted	Average		Average
		Average	Exercise		Exercise
Range of	Number of	Remaining	Price of	Number of	Price of
Exercise	Shares	Contractual	Outstanding	Shares	Exercisable
Prices	Outstanding	Life (Years)	Options	Exercisable	Options

$0.25	1,330,490	1.54	$0.25	1,330,490	$0.25
$0.41	6,000,000	9.07	0.41	2,875,000	$0.41
$0.42	1,500,000	9.11	0.42	964,460	$0.42
	8,830,490	7.94	$0.39	5,169,950	$0.36

Transactions involving stock options issued to employees are summarized as follows:

Weighted
Average
	Number of	Exercise
	Shares	Price

Options outstanding at August 10, 2005 (date of inception)	-	$-
Granted	-	-
Exercised	-	-
Cancelled or expired	-	-
Options outstanding at March 31, 2006	-	-
Granted	9,890,123	0.373
Exercised	-	-
Cancelled or expired	(1,059,633)	0.25
Options outstanding at March 31, 2007	8,830,490	0.388
Granted	-	-
Exercised	-	-
Cancelled or expired	-	-
Options outstanding at December 31, 2007	8,830,490	$0.388

TheRetirementSolution.com
Notes to the Unaudited Condensed Consolidated Financial Statements
December 31, 2007

13.	Stock Options and Warrants (continued)

Employee Stock Options (continued)

During the year ended March 31, 2007, the Company granted 8,830,490 (net of 1,059,633) employee stock options with an exercise price from $0.25 to $0.42 expiring three to ten years from issuance. The fair value of the vested amounts (determined as described below) of $1,440,776 was charged to earnings in the year ended March 31, 2007. The fair value of the vested amounts (determined as described below) of $618,300 was charged to earnings in the nine months ended December 31, 2007.

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

Non-Employee Stock Options

The following table summarizes the changes in options outstanding and the related prices for the shares of the Company’s common stock issued to consultants and non-employees of the Company at December 31, 2007:

	Options Outstanding			Options Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
Exercise	Number	Contractual	Exercise	Number of	Exercise
Prices	Outstanding	Life (Years)	Price	Exercisable	Price
$0.22	2,000,000	8.00	$0.22	300,000	$0.22
$0.25	4,938,270	3.54	0.25	2,469,135	0.25
$0.33	20,000	1.99	0.33	20,000	0.33
$0.42	500,000	2.36	0.42	500,000	0.42
	7,458,270	6.36	$0.36	3,289,135	$0.29

TheRetirementSolution.com
Notes to the Unaudited Condensed Consolidated Financial Statements
December 31, 2007

13.	Stock Options and Warrants (continued)

Non-Employee Stock Options (continued)

Transactions involving stock options issued to consultants and non-employees are summarized as follows:

Weighted
Average
	Number of	Price
	Shares	Per Share

Options outstanding at August 10, 2005 (date of inception)	-	$-
Granted	-	-
Exercised	-	-
Cancelled or expired	-	-
Options outstanding at March 31, 2006	-	-
Granted	5,458,270	0.266
Exercised	-	-
Cancelled or expired	-	-
Options outstanding at March 31, 2007	5,458,270	0.266
Granted	2,000,000	0.22
Exercised	-	-
Cancelled or expired	-	-
Options outstanding at December 31, 2007	7,458,270	$0.26

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

TheRetirementSolution.com
Notes to the Unaudited Condensed Consolidated Financial Statements
December 31, 2007

13.	Stock Options and Warrants (continued)

Non-Employee Stock Options (continued)

During the nine months ended December 31, 2007, the Company granted 2,000,000 non-employee stock options with an exercise price of $0.22 expiring approximately eight years from issuance. The fair value of the vested amounts (determined as described below) of $65,880 was charged to current period earnings.

The weighted-average fair value of stock options granted to non-employees and the weighted average significant assumptions used to determine those fair values, using a Black-Scholes option pricing model are as follows:

Risk-free interest rate at grant date:	3.72%
Expected volatility	217.71%
Expected dividend payout	$0
Expected option life-years (a)	8 years

(a) the expected option life is based on contractual expiration dates

Warrants

The following table summarizes the changes in warrants outstanding and the related prices for the shares of the Company’s common stock issued to shareholders at December 31, 2007:

	Warrants Outstanding			Warrants Exercisable
Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
Exercise	Number	Contractual	Exercise	Number	Exercise
Price	Outstanding	Life (Years)	Price	Exercisable	Price

$0.50	3,602,500	2.33	$0.50	3,602,500	$0.50

TheRetirementSolution.com
Notes to the Unaudited Condensed Consolidated Financial Statements
December 31, 2007

13.	Stock Options and Warrants (continued)

Warrants (continued)

Transactions involving the Company’s warrant issuance are summarized as follows:

Weighted
Average
	Number of	Price
	Shares	Per Share

Warrants outstanding at August 10, 2005 (date of inception)	-	$-
Granted	-	-
Exercised	-	-
Cancelled or expired	-	-
Warrants outstanding at March 31, 2006	-	-
Granted	1,750,000	0.50
Exercised	-	-
Cancelled or expired	-	-
Warrants outstanding at March 31, 2007	1,750,000	0.50
Granted	1,852,500	0.50
Exercised	-	-
Cancelled or expired	-	-
Warrants outstanding at December 31, 2007	3,602,500	$0.50

Warrants granted in conjunction with the sale of common stock during the year ended March 31, 2007, totaling 1,750,000 were issued in connection with the private placement of the Company’s common stock. The warrants are exercisable until three years after the date of issuance at a purchase price of $0.50 per share.

Warrants granted in conjunction with the sale of common stock during the nine months ended December 31, 2007, totaling 952,500 were issued in connection with the private placement of the Company’s common stock. The warrants are exercisable until three years after the date of issuance at a purchase price of $0.50 per share.

Warrants granted during the nine months ended December 31, 2007 totaling 900,000 were issued in connection with debt financing. The warrants are exercisable until three years after the date of issuance at a purchase price of $0.50 per share. The fair value of the warrants at the date of issuance was determined using the Black-Scholes Option Pricing Method with the following assumptions: dividend yield: -0-%; volatility: 207.57%; risk free interest rate: 4.53%.

TheRetirementSolution.com
Notes to the Unaudited Condensed Consolidated Financial Statements
December 31, 2007

14.	Subsequent Events

In January, 2008, the Company issued 685,105 shares of common stock in exchange for accrued interest of $130,006 on convertibles debentures.

Acquisitions

On January 15, 2008 the Company completed the acquisition of 100% of two companies, Investment Tools and Training, LLC, and Razor Data, LLC. Both companies are co-located in the Salt Lake City, Utah area.

Investment Tools and Training, LLC was acquired through a “Membership Interest Purchase Agreement” by TheRetirementSolution.com, Inc. (Buyer) and Investment Tools and Training, LLC., Boya Systems, LLC, Keys Creek Capital Mangement, LLC, and Lucasa, LLC; all limited liability companies, comprising the ownership of Investment Tools and Training, LLC. (Owners).

The terms of the purchase are as follows:

The purchase price for the Units shall be (i) an aggregate of ($2,000,000) evidence by convertible debentures, and (ii) Sixty-Six Million six Hundred Thousand (66,600,000) shares of common stock, par value $0.001 per share, of Buyer which shall be payable per the schedule of significant components of the transaction as follows:

(i) On the Closing Date (a) the $2,000,000 in convertible debentures and (b) Fifty-four Million Six Hundred (54,600,000) shares of common stock.

(ii) On the one year anniversary of the Closing Date, an aggregate of Four Million (4,000,000) shares of Common Stock.

(iii) On the two year anniversary of the Closing Date, an aggregate of Four Million (4,000,000) shares of Common Stock.

(iv) On the three year anniversary of the Closing Date, an aggregate of Two Million (2,000,000) shares of Common Stock.

(v) On the four year anniversary of the Closing Date, an aggregate of Two Million (2,000,000) shares of Common Stock.

(vi) The Convertible Debentures are evidenced by Convertible Promissory Notes bearing interest of 6% annually that mature on April 15, 2009. The Notes are convertible at $0.20 per share into the Common Stock of the Company.

Investment Tools and Training, LLC, has an experienced management team with an on-line investor education and distribution system, as well as traditional distribution through partners and introduction seminars with traditional classroom investor education courses in addition to the online based investor education courses. The company currently has approximately 7 employees and several consulting trainers and lecturers to support the current level of business.

Razor Data, LLC was acquired through an Asset Purchase Agreement on January 15, 2008 by The RetirementSolution.com, Inc. (Parent) and Razor Data Corp., a wholly owned subsidiary of Parent (Acquisition Sub”), Razor Data, LLC, a privately held limited liability company (the “Seller”), Boya Systems, LLC, a limited liability company (“Boya”) and Rabble, LLC, a limited liability company (“Rabble) and collectively with Boya, (the Owners”).

TheRetirementSolution.com
Notes to the Unaudited Condensed Consolidated Financial Statements
December 31, 2007

14.	Subsequent Events (continued)

Acquisitions (continued)

The terms of the purchase are as follows:

The purchase price for the Units shall be (i) an aggregate of ($3,000,000) evidenced by convertible debentures, and (ii) Thirty-Eight Million (38,000,000) shares of common stock, par value $0.001 per share, of Buyer which shall be payable per the schedule of significant components of the transaction as follows:

(i) On the Closing Date (a) the $3,000,000 in convertible debentures and (b) Thirty-Two Million (32,000,000) shares of common stock.

(ii) On the two year anniversary of the Closing Date, an aggregate of Four Million (4,000,000) shares of Common Stock.

(iii) On the three year anniversary of the Closing Date, an aggregate of Two Million (2,000,000) shares of Common Stock.

(iv) The Convertible Debentures are evidenced by Convertible Promissory Notes bearing interest of 6% annually that mature on April 15, 2009. The Notes are convertible at $0.20 per share into the Common Stock of the Company.

Razor Data, LLC, is engaged in the business of providing customers in the financial community with stock market information and tools; comprehensive database creation and management; distributed web hosting and network environments and complete eContent creation and management. The company currently has 12 employees.

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

Plan of Operations

Our business plan involves the implementation of marketing campaigns to enlist subscribers to the portfolio selection services of The Retirement Solution.com, Inc. aupported by Stockdiagnostics.com. Our primary objective is to reach cash flow positive operations within the next 12 months through primarily recurring monthly subscription revenues. The second objective is to create and promote marketing programs that will stimulate growth on a month to month basis through subscriptions as well as entering into alliances with local and regional financial services institutions and registered investment advisors
We plan to undertake product development to create educational tools for our subscribers. A significant portion of the first years projected expenses have been budgeted for this development.

No major disposition or purchase of equipment is expected during the next twelve months except for some office furniture, office computers and lease of office space in New York City.

Results of Operations

TRS exclusively sells and markets proprietary information developed and compiled by StockDiagnostics.com. StockDiagnostics.com is a quantitative analysis or computer driven stock market independent research company that provides certain proprietary operational-cash flow per share (“OPS”) diagnostics charts and stock selection exclusively to TRS, and its subscribers. Through its website subscribers can use StockDiagnostics.com’s patent pending OPS Diagnostic Charts to diagnose and monitor the health of over 10,000 public companies. The cash flow based OPS diagnostics provided by StockDiagnostics.com is an operating cash flow metric which is derived from financial analysis of companies’ filings. , Management believes that OPS is a better leading indicator than earnings per share, since earnings per share is more easily manipulated by public companies.

TRES subscribers can elect to use the turn-key or ready-made Small, Mid and Large cap portfolios that have been generated by analytics from StockDiagnostics since April 2005. Subscribers can also use proprietary OPS Diagnostics charts to choose the stocks to create their own custom portfolios. The ready-made portfolios are supported by back tested algorithms, which can be used to make automated buy, sell and hold recommendations. TRES offers three levels of subscriptions ranging from $60.00 per month to $300.00 per month. Subscriptions include regular email updates or alerts on changes (deletions and additions) of the companies in the selected portfolios.

In the last quarter of 2006 TRES changed its marketing and sales strategy and adopted a direct marketing and sales strategy through its re-vamped on-line web site at www.theretirementsolution.com. Significant effort and investment were made in developing a new web site that has been designed to attract subscribers on-line through traditional marketing methods and on-line exposure. The new web site is fully operational as of the third calendar quarter of 2007. Revenues did not grow during this reporting period and actually declined as the Company prepared to adopt its new direct on-line marketing strategy.

Revenue

The table below outlines subscription revenues for comparable periods:

	Three Months	Three Months
	Ended	Ended
	December 31, 2007	December 31, 2006	Variance

Subscription revenues	$3,082	$19,446	$(16,364)	-84%
Total	$3,082	$19,446	$(16,364)	-84%

	Nine Months	Nine Months
	Ended	Ended
	December 31, 2007	December 31, 2006	Variance

Subscription revenues	$19,827	$86,543	$(66,716)	-77%
Total	$19,827	$86,543	$(66,716)	-77%

Operating Expenses

The tables below outline significant components of operating expenses for comparable periods:

	Three Months	Three Months
	Ended	Ended
	December 31, 2007	December 31, 2006	Variance

Consulting	$339,146	$100,726	$238,420	237%
Interest expense	81,535	20,414	61,121	299%
Financing costs	250,000	-	250,000	100%
Stock-based compensation	206,100	-	206,100	100%
Management fees	-	81,009	(81,009)	-100%
Payroll expenses	104,451	18,499	85,952	465%

	Nine Months	Nine Months
	Ended	Ended
	December 31, 2007	December 31, 2006	Variance

Consulting	$959,452	$1,908,633	$(949,181)	-50%
Interest expense	154,439	37,685	116,754	310%
Financing costs	1,717,179	-	1,717,179	100%
Stock-based compensation	618,300	-	618,300	100%
Stock transfer and agent fees	177,089	8,637	168,452	100%
Management fees	13,557	243,027	(229,470)	-94%
Payroll expenses	288,826	72,025	216,801	301%

A summary of significant operating expenses for the three months ended December 31, 2007 and the three months ended December 31, 2006 follows:

Three Months Ended December 31, 2007 and the Three Months Ended December 31, 2006:

Overall expenses increased for the three months ended December 31, 2007 over the three months ended December 31, 2006 by $701,256 or 76%. This change was due to the following significant components:

The Company recorded the fair value of vested employee options of $206,100 as stock-based compensation in the three months ended December 31, 2007 and recorded the fair value of options issued for services of $65,880. Payroll expenses increased due to hiring of additional employees during the three months ended December 31, 2007. Consulting fees increased due to the issuance of common stock for professional services during the three months ended December 31, 2007. During the three months ended December 31, 2007, the Company received $250,000 from a convertible promissory note; recognized an imbedded beneficial conversion, and recorded $250,000 as financing costs.

No management fees were recorded for the three months ended December 31, 2007 because the Company ended its principal management contract in fiscal 2007. Management fees of approximately $27,000 per month for three months were recorded, totaling $81,009 for the three months ended December 31, 2006.

  A summary of significant operating expenses for the nine months ended December 31, 2007 and the nine months ended December 31, 2006 follows:

Nine months Ended December 31, 2007 and the Nine months Ended December 31, 2006:

Overall expenses increased for the nine months ended December 31, 2007 over the nine months ended December 31, 2006 by $1,832,627 or 60%. This change was due to the following significant components:

The Company recorded the fair value of vested employee options of $618,300 as stock-based compensation in the nine months ended December 31, 2007 and recorded the fair value of options issued for services of $65,880. Payroll expenses increased due to hiring of additional employees during the nine months ended December 31, 2007. Consulting fees decreased due to a reduced requirement for professional services resulting in fewer shares of common stock being issued for such services during the nine months ended December 31, 2007. The Company issued 1,685,300 shares of common stock to consultants and the fair value of $436,166 was recorded as consulting and legal expense in the nine months ended December 31, 2007.

During the nine months ended December 31, 2006, the following significant transactions occurred: The Company granted 7,420,000 stock options to an employee and a consultant with 50% immediate vesting. The fair value of $1,356,100 was recorded as consulting expense. Additionally, 500,000 shares (411,523 shares after pre-merger adjustment) of common stock were issued to the new president as an inducement to enter into an employment agreement. 500,000 shares (411,523 shares after pre-merger adjustment) were issued to a consultant in exchange for consulting services. The value of these shares was recorded as consulting expenses in the amounts of $185,000 and $125,000, respectively. 500,000 shares (411,523 shares after pre-merger adjustment) were issued to a note holder for forbearance of collecting the debt owed by the Company. The value of these shares was recorded as financing costs in the amount of $125,000.

Also during the nine months ended December 31, 2006, the Company received $555,000 from convertible debentures; recognized an imbedded beneficial conversion, and recorded $168,200 as financing costs. Merger costs recorded as financing expense were $36,135. Management fees of $27,003 per month were recorded; totaling $243,027 for the nine months ended December 31, 2006. Management fees of $13,557 were paid during the nine months ended December 31, 2007. The Company ended its principal management contract in fiscal 2007. During the nine months ended December 31, 2007, the Company received $250,000 from a convertible promissory note; recognized an imbedded beneficial conversion, and recorded $250,000 as financing costs.

Financing costs during the nine months ended December 31, 2007 increased due to the following: The fair value of warrants issued in settlement of debt of $393,750 was recorded as financing costs. The beneficial conversion feature attributable to subscribed stock in connection with convertible debt of $1,323,423 was recorded as financing costs.

Liquidity and Capital Resources

As of December 31, 2007, the Company had a working capital deficit of $2,396,062. The Company generated a deficit in cash flow from operating activities of $1,844,794 for the nine months ended December 31, 2007. This deficit is primarily attributable to the Company's net loss of $4,841,849 and is partially offset by following: The beneficial conversion feature and financing costs of shares issued relating to convertible debt of $1,323,429. Common stock was issued for services rendered and marketing costs of $436,166. The fair value of warrants issued in settlement of debt of $393,750, the fair value of vested employee options of $333,750 and the fair value of options issued for services of $65,880.

The Company met its cash requirements during the nine months ended December 31, 2007 through net proceeds from convertible debentures in a Bridge Financing of $1,550,000 and net proceeds from the issuance of common stock of $476,251.

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

Revenue Recognition

For revenue from product sales and services, the Company recognizes revenue in accordance with Staff Accounting Bulletin No. 104, Revenue Recognition ("SAB104"), which superseded Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements ("SAB101"). SAB 101 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the selling price is fixed and determinable; and (4) collectability is reasonably assured. Determination of criteria (3) and (4) are based on management's judgments regarding the fixed nature of the selling prices of the products delivered and the collectability of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. The Company defers any revenue for which the product has not been delivered or is subject to refund until such time that the Company and the customer jointly determine that the product has been delivered or no refund will be required. The Company had deferred revenues of $0 and $5,500 as of December 31, 2007 and March 31, 2007, respectively. SAB 104 incorporates Emerging Issues Task Force 00-21 ("EITF 00-21"), Multiple-Deliverable Revenue Arrangements. EITF 00-21 addresses accounting for arrangements that may involve the delivery or performance of multiple products, services and/or rights to use assets. The effect of implementing EITF 00-21 on the Company's financial position and results of operations was not significant.

Stock-Based Compensation

On January 1, 2006 the company adopted Statement of Financial Accounting Standards No. 123 (revised 2004) "Share-Based Payment" (SFAS 123 (R)) which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including employee stock options and employee stock purchases related to a Employee Stock Purchase Plan based on the estimated fair values. SFAS 123 (R) supersedes the company's previous accounting under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") for the periods beginning the three months ended December 31, 2006.

The company adopted SFAS 123 (R) using the modified prospective transition method, which required the application of the accounting standard as of January 1, 2006. The company's Financial Statements as of and for the three months ended December 31, 2007 reflects the impact of SFAS 123(R). In accordance with the modified prospective transition method, the company's Financial Statements for the prior periods have not been restated to reflect, and do not include the impact of SFAS 123 (R). Stock based compensation expense recognized under SFAS 123 (R) for the three months ended December 31, 2007 was $1,303,376. Pro forma stock based compensation was $0 for the year ended March 31, 2006. Pro forma disclosure for the three months ended December 31, 2007 is not presented because the amounts are recognized in the consolidated financial statements.

For the nine months ended December 31, 2007, the Company granted 15,348,393 stock options to employees and consultants with exercise prices ranging from $0.22 to $.42 per share expiring from three to ten years from dates of issuance with 25% to 50% immediate vesting. The fair value of the options was determined using the Black-Scholes option pricing model with the following assumptions: expected dividend yield: 0%; volatility 207.57% to 242.54%; risk free interest rate 4.54 to 5.02%. The fair value of $684,180 was recorded as a current period charge to earnings. The fair value of vested stock options granted to employees of $618,300 was recorded as stock-based compensation.

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

In December 2007, the FASB issued SFAS No. 141(R),"Business Combinations" ("SFAS No. 141(R)"), which establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in an acquiree, including the recognition and measurement of goodwill acquired in a business combination. SFAS No. 141R is effective as of the beginning of the first fiscal year beginning on or after December 15, 2008. Earlier adoption is prohibited and the Company is currently evaluating the effect, if any, that the adoption will have on its financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 160, "Non-controlling Interest in Consolidated Financial Statements, an amendment of ARB No. 51" ("SFAS No. 160"), which will change the accounting and reporting for minority interests, which will be recharacterized as non-controlling interests and classified as a component of equity within the consolidated balance sheets. SFAS No. 160 is effective as of the beginning of the first fiscal year beginning on or after December 15, 2008. Earlier adoption is prohibited and the Company is currently evaluating the effect, if any, that the adoption will have on its financial position, results of operations or cash flows.

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

THERETIREMENTSOLUTION.COM, INC.

Dated: February 19, 2008	By:	/s/ Nicholas S. Maturo
Nicholas S. Maturo
Chief Executive Officer (Principal Executive Officer)

Date: February 19, 2008	By:	/s/ William Kosoff
William Kosoff
President and Chief Financial Officer (Principal Financial Officer)