Form 10KSB
period 2008-03-31
TheRetirementSolution.com, Inc.
filed 2008-08-14
CIK 862651

U.S. Securities and Exchange Commission
Washington, DC 20549

Form 10-KSB

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED

March 31, 2008

Commission File Number 000-27019

TheRetirementSolution.com, Inc.
(Name of small business issuer as specified in its charter)

Nevada	87-0369205
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

110 William Street, 22ND Floor New York, New York 10038
(Address of principal executive offices)

Issuer’s telephone number: (212)227-2242

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months, (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

Indicate by checkmark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. $29,263,989 based on the average closing bid and asked prices on June 30th 2008.

State issuer’s revenue for its most recent fiscal year. $971,520

As of August 14, 2008, there were 254,469,473 shares of the common stock, par value $.001 per share, outstanding.

Documents incorporated by reference: None

Transitional Small Business Disclosure Format (check one): Yes ☐  No ☒

FORM 10-KSB

FOR THE FISCAL YEAR ENDED MARCH 31, 2008

  FORWARD-LOOKING STATEMENTS

CERTAIN STATEMENTS IN THIS ANNUAL REPORT MAY CONSTITUTE “FORWARD LOOKING STATEMENTS”. WHEN THE WORDS “BELIEVES,” “EXPECTS,” “PLANS,” “PROJECTS,” “ESTIMATES” AND SIMILAR EXPRESSIONS ARE USED, THEY IDENTIFY FORWARD-LOOKING STATEMENTS. THESE FORWARD-LOOKING STATEMENTS ARE BASED ON MANAGEMENT’S CURRENT BELIEFS AND ASSUMPTIONS AND INFORMATION CURRENTLY AVAILABLE TO MANAGEMENT AND INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS WHICH MAY CAUSE THE ACTUAL RESULTS, PERFORMANCE OR ACHIEVEMENTS OF THE COMPANY TO BE MATERIALLY DIFFERENT FROM ANY FUTURE RESULTS, PERFORMANCE OR ACHIEVEMENTS EXPRESSED OR IMPLIED BY THESE FORWARD-LOOKING STATEMENTS. INFORMATION CONCERNING FACTORS THAT COULD CAUSE OUR ACTUAL RESULTS TO DIFFER MATERIALLY FROM THESE FORWARD-LOOKING STATEMENTS CAN BE FOUND IN OUR PERIODIC REPORTS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION. WE UNDERTAKE NO OBLIGATION TO PUBLICLY RELEASE REVISIONS TO THESE FORWARD-LOOKING STATEMENTS TO REFLECT FUTURE EVENTS OR CIRCUMSTANCES OR REFLECT THE OCCURRENCE OF UNANTICIPATED EVENTS.

PART I

ITEM 1.   DESCRIPTION OF BUSINESS.

Corporate History

The Company was incorporated in the state of Nevada on August 1, 2005. Effective September 18, 2006, the Company changed its name to TheRetirementSolution.com, Inc.

Industry Overview

In recent years, many investors have taken greater personal control of their investment activities, bypassing traditional brokers to trade with online brokerage firms and performing their own financial and investment research, often using the Internet. The Internet provides retail investors with easy access to information that once was readily available only to investment professionals, such as timely market news, intraday and historical quotes, charts, company filings with the Securities and Exchange Commission, equity research and analysts’ earnings estimates. However, while vast quantities of investment information are now available, insight and expertise to make sense of it remains essential and not readily available to small retail investors.

Also during these past years, the business environment for financial services and financial education has been in a phase of growth and expansion. Significantly, according to a Securities and Exchange Commission Special Study: On-Line Brokerage: Keeping Apace of Cyberspace (http://www.sec.gov/news/studies/cyberspace.htm ) “Recent advances in information technology - particularly the Internet - are revolutionizing commerce. The securities industry, most significantly on-line brokerage, is at the forefront of this revolution  On-line brokerage has significantly changed the dynamics of the marketplace, causing one of the biggest shifts in individual investors' relationships with their brokers since the invention of the telephone. For the first time ever, investors can - from the comfort of their own homes - access a wealth of financial information on the same terms as market professionals, including breaking news developments and market data. In addition, on-line brokerage provides investors with tools to analyze this information, such as research reports, calculators, and portfolio analyzers. Finally, on-line brokerage enables investors to act quickly on this information.”
Supporting this growing demand is efficient access to financial information and tools driven by advancements in information technology and lower costs of acquiring the necessary tools. In our opinion, this sector contains three main categories: financial information, financial education and data.

According to a 2005 survey by the Investment Company Institute and Securities Industry Association, the number of U.S. households that own stocks, either directly or through a mutual fund or retirement plan, has increased to approximately 57,000,000 households, compared to 40,000,000 in 1995 and 16,000,000 in 1983. Financial information is readily accessed from sources such as cable TV channels and online news providers, while financial education can be accessed from the likes of online brokers. While it is difficult to quantify the size of the addressable market for financial education and financial information, we believe it is likely to keep growing into the future as more and more investors elect to make their own financial decisions.

 Business

Description of TRES

TRES was initially formed for the purpose of marketing and selling the products and services of StockDiagnostics.com, Inc., which is also a subsidiary of Newsgrade Corporation, an affiliate, and the largest shareholder, of TRES. In 2007, a new chief executive officer was installed and a strategy was developed to create and market a diverse portfolio of products and services for the financial education and financial information industry. This strategy included strategic acquisitions, such as the recent acquisitions of Razor Data, LLC and Investment Tools and Training, LLC, which have provided the Company with an integrated platform in which it can market and deliver investor education products and investor services.

Business Overview

The Company’s business structure is designed to generate revenue from several distinct divisions; marketing and sales of investor education products under the InvestView brand; financial information delivery services through its Razor Data subscription based business; and TRES’ investment portfolio services driven by Stock Diagnostics through a subscriber base. The Company believes that by offering financial information, financial education and portfolio services in one integrated operating platform it has a viable business strategy.

The Company’s unique offerings include:
• Comprehensive program of financial education content and delivery channels;
• Ready portfolios that are proven and have performed ahead of major indexes to date;
• In–house developed tools with actionable trading indicators;
• Capability to distribute financial news, publishing of financial information in multiple languages and access to Stock Diagnostics tools;
• Access to international on-line distribution of financial education materials.

The Company aligns a complete range of investor education products, research, analysis, financial news and financial information publishing. The company believes that this integrated business model will broaden client reach, increase customer retention and create recurring revenue from our customer base.

Recent Acquisitions

Investment Tools & Training, LLC
The Company recently acquired Investment Tools & Training, LLC, which brings a highly experienced management team into the Company and an on-line investor education and distribution system as well as traditional distribution through partners. The Company benefits by having acquired experienced management immediately, which assures a deep bench of talent with a successful multi-year track record in this industry.

Razor Data, LLC
The Company also recently acquired Razor Data, LLC, which brings a robust technology platform into the Company where virtually no capital needs to be invested in the execution of the Company’s business strategy. Razor Data brings experienced technology and operations management and a highly capable development team. Since it began operations five years ago, Razor Data has realized dramatic growth in its subscriber base as a low cost provider, and has achieved profitability in each year of its operations. In addition to its active user base, it has a marketing database of 90,000 potential product customers.

Portfolio Services

The Company exclusively markets and sells via subscriptions proprietary portfolios developed and compiled by our staff in collaboration with recognized industry experts supported by the use of StockDiagnostics.com as well as fundamental and technical analysis. StockDiagnostics.com is a quantitative analysis or computer application driven stock market independent research company that provides certain proprietary Operational Cash Flow per share diagnostics charts and stock selection. Through the Company’s website, subscribers can access these unique portfolios and use StockDiagnostics.com’s Operational Cash Flow diagnostic charts to diagnose and monitor the health of over 10,000 public U.S. companies. Management believes that the Operational Cash Flow fundamental analysis metric is a better leading indicator than earnings per share. Our subscribers can elect to use these turn-key or ready-made small, mid and large cap portfolios that are provided by the Company. The portfolios have been in existence since June 2005 and have an excellent documented performance record. Subscribers can also use the proprietary Operational Cash Flow diagnostics charts to choose stocks to create their own custom portfolios. The ready-made portfolios are supported by back tested algorithms, which are used to make automated buy, sell and hold recommendations. The portfolios are actively managed and monitored. Subscriptions include regular email updates or alerts on changes (deletions and additions) of the companies in the portfolio as market conditions change.

Competition

The company faces competition for subscribers from all forms of financial news and information sources, including print publications, television and radio, and other internet information services providers. The financial services sector is diverse, growing and characterized by rapid change where there are no dominant players. Competitors in this sector have unique attributes and a dominant player has yet to emerge. Despite rapid expansion, the broad sector penetration is still relatively in the early stages, competitors offer different products and services and success is characterized by speed to market and uniqueness of its offering. There are a multitude of providers for online financial information, each using their own analysis methods and research tools. Our competitors include Edgar Online, BankRate.com, TheStreet.com and Morningstar, Swim group, optionsXpress and others. Competition may result in price reductions, decreased gross margins and loss of market share. Certain of our competitors have greater financial and other resources than we have.

Intellectual  Property

Our success depends in part on our proprietary technology and know-how, and to a great degree on our ability to broadly market our products to our potential customers and gain their acceptance of those products. The Company owns, through its acquisitions of Investment Tools & Training and Razor Data (1) all the financial education products and education and teaching modules in both on-line and physical forms which it markets, sells and delivers through its businesses, (2) all technical tools, presentations, charts, analyses, strategies, customer teaching and support methodologies, subscription services delivery content and systems, and (3) all marketing knowhow, product names and brands, logos, names descriptors, url’s, private labeling capability. Our success also depends in part on the proprietary technology and know-how of Stockdiagnostics.com’s portfolio selection system. Stockdiagnostics.com has filed patent applications with the United States Patent and Trademark Office for several of its unique analytical processes.

Government Regulation

We do not provide securities brokerage or investment advisory services and do not require any representative distributing the services of StockDiagnostics.com to conduct itself as an investment advisor or broker. We in fact encourage all representatives and users of our information services to seek unrelated investment professionals for securities related activities. Because we have positioned the Company as a knowledge provider and educator in augmenting a user’s informed decisions and not a conductor of investment decisions nor a representative of investment services our activities are not considered within the scope of the securities industry regulation.

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

Employees

TRES has 24 employees. TRES has not experienced any work stoppages and TRES considers relations with its employees to be good.

ITEM 1A. RISK FACTORS

You should carefully consider the following material risk factors as well as all other information set forth or referred to in this report before purchasing shares of our common stock. Investing in our common stock involves a high degree of risk. The Company believes all material risk factors have been presented below. If any of the following events or outcomes actually occurs, our business operating results and financial condition would likely suffer. As a result, the trading price of our common stock could decline, and you may lose all or part of the money you paid to purchase our common stock.

Risks Related to our Business

We have a limited operating history, and therefore there is a high risk of potential business failure unless we can overcome the various obstacles inherent to an early stage business.

We have only limited prior business operations. Because of our limited operating history, you may not have adequate information on which you can base an evaluation of our business and prospects. Investors should be aware of the difficulties, delays and expenses normally encountered by an enterprise in its early stage , many of which are beyond our control, including unanticipated research and development expenses, employment costs, and administrative expenses. We cannot assure our investors that our proposed business plans as described herein will materialize or prove successful, or that we will be able to finalize development of our products or operate profitably.

We have incurred substantial operating losses since inception (August 1, 2005) and we may never achieve profitability.

From our inception on August 1, 2005 through March 31, 2008, we have incurred cumulative losses of $13,670,628. As a result of the start-up nature of our business, we expect to continue to incur substantial expenses. There can be no assurance that we will achieve profitability in the immediate future or at any time.

We do not expect to be profitable in 2008, during which time we will engage primarily in marketing our products.

Our cash balance on March 31, 2008 was $179,829 and our average cash burn for the year ended March 31, 2008 was approximately $166,870 per month. As of the date of this filing, we have minimal operating capital to continue our business and marketing initiatives for the next twelve months. As a result, the Company is actively seeking to secure additional working capital through the sale of its securities.

Our independent auditors have expressed substantial doubt about our ability to continue as a going concern.

In their audit opinion issued in connection with our consolidated balance sheets as of March 31, 2008 and our related consolidated statements of operations, stockholders’ equity, and cash flows for the year ended March 31, 2008, our auditors have expressed substantial doubt about our ability to continue as a going concern given our recurring net losses, negative cash flows from operations, planned spending levels and the limited amount of funds on our balance sheet.  We have prepared our financial statements on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.  The consolidated financial statements do not include any adjustments that might be necessary should we be unable to continue in existence.

Given our historical financial losses and current financial condition we will need additional financing to execute our business plan for the fiscal year ending March 31, 2009. Our inability to obtain sufficient additional capital could reduce the value the market currently places on our common stock.

We have no current commitment for such future funding and there can be no assurance that additional capital will be available on terms acceptable to us, or at all. Selling additional stock would dilute the equity interests of our stockholders. Further, if we sell stock at a price lower than the conversion price of the Notes held by the selling stockholders, the number of shares of our common stock issuable upon conversion of those Notes will automatically increase, thereby further diluting the equity interests of our stockholders. If we are unable to secure additional capital, we will be forced to reduce our investment in development and commercialization efforts, which will impair our ability to execute our plans. .

We used cash of $2,002,429 in operating activities for the fiscal year ended March 31, 2008 and, expect to use $3,000,000 in the fiscal year ending March 31, 2009.

The Company is currently in default under its convertible promissory notes and the investors have the right to commence an action to collect the amounts due.

In connection with a private placement the Company completed on May 8, 2007, the Company issued convertible promissory notes to the investors which became due on August 31, 2007. The Company has failed to make payment of the amounts outstanding and the investors therefore have the right to bring an action to collect the outstanding amounts under such convertible promissory notes. As of the date of this filing, the investors have not declared a default by the Company, although there can be no assurance that they will not declare a default in the future.

We may not be able to manage our growth effectively, which could slow or prevent our ability to achieve profitability.

The ability to manage and operate our business as we execute our development and growth strategy will require effective planning. Significant rapid growth could strain our internal resources and delay or prevent our efforts to achieve profitability. We expect that our efforts to grow will place a significant strain on our personnel, management systems, infrastructure and other resources. Our ability to manage future growth effectively will also require us to successfully attract, train, motivate, retain and manage new employees and continue to update and improve our operational, financial and management controls and procedures. If we do not manage our growth effectively slower growth is likely to occur and thereby slowing or negating our ability to achieve and sustain profitability.

We may not be able to fully protect our proprietary rights and we may infringe the proprietary rights of others which could result in costly litigation.

Our future success depends on our ability to protect and preserve the proprietary rights related to our products. We cannot assure you that we will be able to prevent third parties from using our intellectual property rights and technology without our authorization. The Company intends to pursue aggressively all efforts to obtain patent protection for our technology. The Company also relies on trade secrets, common law trademark rights and trademark registrations, as well as confidentiality and work for hire, development, assignment and license agreements with employees, consultants, third party developers, licensees and customers. Our protective measures for these intangible assets afford only limited protection and may be flawed or inadequate.

Policing unauthorized use of our technology is difficult and some foreign laws do not provide the same level of protection as U.S. laws. Litigation may be necessary in the future to enforce our intellectual property rights, to protect our trade secrets or patents that we may obtain, or to determine the validity and scope of the proprietary rights of others. Such litigation could result in substantial costs and diversion of resources and have a material adverse effect on our future operating results.

In recent years, there has been significant litigation in the United States involving patents and other intellectual property rights. In particular, there has been an increase in the filing of suits alleging infringement of intellectual property rights, which pressure defendants into entering settlement arrangements quickly to dispose of such suits, regardless of their merits. Other companies or individuals may allege that we infringe on their intellectual property rights. Litigation, particularly in the area of intellectual property rights, is costly and the outcome is inherently uncertain. In the event of an adverse result, we could be liable for substantial damages and we may be forced to discontinue our use of the subject matter in question or obtain a license to use those rights or develop non-infringing alternatives.

The industry in which the Company operates is highly competitive and has low barriers to entry. Increased competition would make profitability even more difficult to achieve.

The Company competes with many providers of business and financial information including INVESTools, optionsXpress, Bloomberg, S&P’s Capital IQ, Dun & Bradstreet, Reuters, Standard & Poor’s, Thompson Financial, 10-K Wizard, MSN, Yahoo!, TheStreet.com among others. Its industry is characterized by low barriers to entry, rapidly changing technology, evolving industry standards, frequent new product and service introductions and changing customer demands. Many of its existing competitors have longer operating histories, name recognition, larger customer bases and significantly greater financial, technical and marketing resources than the Company does. Current competitors or new market entrants could introduce products with features that may render the Company’s products and services obsolete or uncompetitive. To be competitive and to serve its customers effectively, the Company must respond on a timely and cost-efficient basis to changes in technology, industry standards and customer preferences. The cost to modify its products, services or infrastructure in order to adapt to these changes could be substantial and the Company cannot be sure that it will have the financial resources to fund these expenses. Increased competition could result in reduced operating margins, as well as a loss of market share and brand recognition. If these events occur, they could have a material adverse effect on the Company’s revenues.

Our business could be negatively affected by any adverse economic developments in the securities markets and/or the economy in general.

We depend on the interest of individuals in obtaining financial information and securities trading strategies to assist them in making their own investment decisions. Significant downturns in the securities markets or in general economic conditions may cause individuals to be reluctant to make their own investment decisions and thus decrease the demand for our products.

The Company is dependent on a third party for the supply of some of its products and any conflicts with this party may prevent it from commercializing its products.

The Company is dependent on Stockdiagnostic.com for its portfolio publishing business unit and does not control this third party, nor is it able to control the amount of time and effort they put forth on its behalf. It is possible that Stockdiagnostic.com may not perform as expected, and that they may breach or terminate their agreements with the Company. It is also possible that they may choose to provide services to a competitor. Any failure of Stockdiagnostic.com to provide the Company with the services for which it has contracted could prevent the Company from commercializing its portfolio subscription products or delay market introduction.

The Company may encounter risks relating to security or other system disruptions and failures that could reduce the attractiveness of its sites and that could harm its business.

Although the Company has implemented various security mechanisms, its business is vulnerable to computer viruses, physical or electronic break-ins and similar disruptions, which could lead to interruptions, delays or loss of data. For instance, because a portion of its revenue is based on individuals using credit cards to purchase subscriptions over the Internet and a portion from advertisers who seek to encourage people to use the Internet to purchase goods or services, the Company’s business could be adversely affected by these break-ins or disruptions. Additionally, its operations depend on its ability to protect systems against damage from fire, earthquakes, power loss, telecommunications failure, and other events beyond the Company’s control. Moreover, the Company’s website may experience slower response times or other problems for a variety of reasons, including hardware and communication line capacity restraints, software failures or during significant increases in traffic when there have been important business or financial news stories and during the seasonal periods of peak SEC filing activity. These strains on its systems could cause customer dissatisfaction and could discourage visitors from becoming paying subscribers. The Company’s websites could experience disruptions or interruptions in service due to the failure or delay in the transmission or receipt of information from Stockdiagnostics.com. These types of occurrences could cause users to perceive its website and technology solutions as not functioning properly and cause them to use other methods or services of its competitors. Any disruption resulting from these actions may harm the Company’s business and may be very expensive to remedy, may not be fully covered by our insurance and could damage its reputation and discourage new and existing users from using its products and services. Any disruptions could increase costs and make profitability even more difficult to achieve.

The Company could face liability and other costs relating to storage and use of personal information about its users.

Users provide the Company with personal information, including credit card information, which it does not share without the user’s consent. Despite this policy of obtaining consent, however, if third persons were able to penetrate the Company’s network security or otherwise misappropriate its users’ personal or credit card information, it could be subject to liability, including claims for unauthorized purchases with credit card information, impersonation or other similar fraud claims, and misuses of personal information, such as for unauthorized marketing purposes. New privacy legislation may further increase this type of liability. Furthermore, the Company could incur additional expenses if additional regulations regarding the use of personal information were introduced or if federal or state agencies were to investigate our privacy practices.

Legal uncertainties and government regulation of the Internet could adversely affect the Company’s business.

Many legal questions relating to the Internet remain unclear and these areas of uncertainty may be resolved in ways that damage the Company’s business. It may take years to determine whether and how existing laws governing matters such as intellectual property, privacy, libel and taxation apply to the Internet. In addition, new laws and regulations that apply directly to Internet communications, commerce and advertising are becoming more prevalent. As the use of the Internet grows, there may be calls for further regulation, such as more stringent consumer protection laws.

These possibilities could affect the Company’s business adversely in a number of ways. New regulations could make the Internet less attractive to users, resulting in slower growth in its use and acceptance than is expected. The Company may be affected indirectly by legislation that fundamentally alters the practicality or cost-effectiveness of utilizing the Internet, including the cost of transmitting over various forms of network architecture, such as telephone networks or cable systems, or the imposition of various forms of taxation on Internet-related activities. Complying with new regulations could result in additional cost to the Company, which could reduce its profit margins or leave it at risk of potentially costly legal action.

Our future success depends on retaining our existing key employees and hiring and assimilating new key employees. The loss of key employees or the inability to attract new key employees could limit our ability to execute our growth strategy, resulting in lost sales and a slower rate of growth.

Our success depends in part on our ability to retain key employees including our executive officers. Although we have certain employment agreements in effect with our executives, each executive can terminate his or her agreement generally with 90 days notice. It would be difficult for us to replace any one of these individuals. In addition, as we grow we will need to hire additional key personnel. We may not be able to identify and attract high quality employees or successfully assimilate new employees into our existing management structure.

Risks Related to Our Common Stock

We have a history of operating losses and expect to report future losses that may cause our stock price to decline.

For the operating period since inception (August 1, 2005) through March 31, 2008, we have incurred a net cumulative loss of $13,670,628. We expect to continue to incur losses as we spend additional capital to market our products and establish our infrastructure and organization to support anticipated operations. Our net loss for the year ended March 31, 2008 was $7,374,409. We cannot be certain whether we will ever be profitable, or if we do, that we will be able to continue to be profitable. Also, any economic weakness or global recession may limit our ability to market our products. Any of these factors could cause our stock price to decline and result in you losing a portion or all of your investment.

We will need to raise additional capital. If we are unable to raise additional capital, our business may fail.

Because are revenues are not yet sufficient to cover all our expenses of operation and fund our growth, we need to secure on-going funding. If we are unable to obtain adequate additional financing, we may not be able to successfully market and sell our products, our business operations will most likely be discontinued and we will cease to be going concern. To secure additional financing, we may need to borrow money or sell more securities. Under these circumstances, we may be unable to secure additional financing on favorable terms or at all. Selling additional stock, either privately or publicly, would dilute the equity interests of our stockholders. If we borrow money, we will have to pay interest and may also have to agree to restrictions that limit our operating flexibility. If we are unable to obtain adequate financing, we may have to curtail business operations which would have a material negative effect on operating results and most likely result in a lower stock price.

Our common stock has experienced in the past, and is expected to experience in the future, significant price and volume volatility, which substantially increases the risk that you may not be able to sell your shares at or above the price that you pay for the shares.

Certain factors, some of which are beyond our control, that may cause our share price to fluctuate significantly include, but are not limited to, the following:

•	variations in our quarterly operating results;
•	our ability to complete the research and development of our technologies;
•	the development of a future market for our products;
•	changes in market valuations of similar companies;
•	additions or departures of key personnel; and
•	fluctuations in stock market price and volume.

Additionally, in recent years the stock market in general, and the Over-the-Counter Bulletin Board and technology stocks in particular, have experienced extreme price and volume fluctuations. In some cases these fluctuations are unrelated or disproportionate to the operating performance of the underlying company. These market and industry factors may materially and adversely affect our stock price regardless of our operating performance. The historical trading of our common stock is not necessarily an indicator of how it will trade in the future and our trading price as of the date of this prospectus is not necessarily an indicator of what the trading price of our common stock might be in the future. In the past, class action litigation has often been brought against companies following periods of volatility in the market price of those companies’ common stock. If we become involved in this type of litigation in the future it could result in substantial costs and diversion of management attention and resources, which could have a further negative effect on your investment in our stock.

Shares of our common stock may be subject to price illiquidity and volatility because our shares may continue to be thinly traded and may never become eligible for trading on Nasdaq or a national securities exchange.

Although a trading market for our common stock exists, the trading volume has not been significant and an active trading market for our common stock may never develop. There currently is no analyst coverage of our business. During the period from March 31, 2007 through March 31, 2008, the average daily trading volume of our common stock was approximately 106,200 shares (or approximately 0.02% of the shares currently available in the market). The trading volume of our shares will continue to be limited due to resale restrictions under applicable securities laws and the fact that approximately 55% of our outstanding shares are held by officers, directors and stockholders holding greater than a 5% interest in the Company. As a result of the limited trading market for our common stock and the lack of analyst coverage, the market price for our shares may continue to fluctuate significantly and will likely be more volatile than the stock market as a whole. There may be a limited demand for shares of our common stock due to the reluctance or inability of certain investors to buy stocks quoted for trading on the OTC Bulletin Board, lack of analyst coverage of our common stock and limited trading market for our common stock. As a result, even if prices appear favorable, there may not be sufficient demand to complete a stockholder’s sell order. Without an active public trading market or broader public ownership, shares of our common stock are likely to be less liquid than the stock of public companies with broad public ownership and an active trading market, and any of our stockholders who attempt to sell their shares in any significant volumes may not be able to do so at all, or without depressing the publicly quoted bid prices for our shares.

While we may, at some point, be able to meet the requirements necessary for our common stock to be listed on the Nasdaq stock market or on another national securities exchange, we cannot assure you that we will ever achieve such a listing. Listing on one of the Nasdaq markets or one of the national securities exchanges is subject to a variety of requirements, including minimum trading price and minimum public “float” requirements. There are also continuing eligibility requirements for companies listed on national securities exchanges. If we are unable to satisfy the initial or continuing eligibility requirements of any such market, then our stock may not be listed or could be delisted. This could result in a lower trading price for our common stock and may limit your ability to sell your shares, which could result in you losing some or all of your investments.

There Is No Assurance Of An Established Public Trading Market, Which Would Adversely Affect The Ability Of Investors In Our Company To Sell Their Securities In The Public Markets.

Although our common stock trades on the OTCBB, a regular trading market for our common stock may not be sustained in the future. The National Association of Securities Dealers (the “NASD”) limits quotation on the OTCBB to securities of issuers that are current in their reports filed with the SEC. If we fail to be current in the filing of our reports with the SEC, our common stock will not be able to be traded on the OTCBB.  The OTCBB is an inter-dealer market that provides significantly less liquidity than a national securities exchange or automated quotation system. Quotes for stocks included on the OTCBB are not listed in the financial sections of newspapers as are those for stocks listed on national securities exchanges or automated quotation systems. Therefore, prices for securities traded solely on the OTCBB may be difficult to obtain and holders of common stock may be unable to resell their securities at or near their original offering price or at any price. Market prices for our common stock may be influenced by a number of factors, including:

•	the issuance of new equity securities;
•	changes in interest rates;
•	competitive developments, including announcements by competitors of new products or services or significant contracts, acquisitions, strategic partnerships, joint ventures or capital commitments;
•	variations in quarterly operating results;
•	change in financial estimates by securities analysts;
•	the depth and liquidity of the market for our common stock;
•	investor perceptions of our company and the technologies industries generally; and
•	general economic and other national conditions.

The so-called “penny stock rule” makes it cumbersome for brokers and dealers to trade in our common stock, making the market for our common stock less liquid which could cause the price of our stock to decline.

Trading of our common stock on the OTC Bulletin Board is subject to certain provisions of the Securities Exchange Act of 1934, commonly referred to as the “penny stock” rule. A penny stock is generally defined to be any equity security that has a market price less than $5.00 per share, subject to certain exceptions. Because our common stock has historically traded below $5.00 per share, it is deemed to be a penny stock, and consequently trading in our stock is subject to additional sales practice requirements on broker-dealers.

These require a broker-dealer to:

•	make a special suitability determination for purchasers of our shares;
•	receive the purchaser’s written consent to the transaction prior to the purchase; and
•	deliver to a prospective purchaser of our stock, prior to the first transaction, a risk disclosure document relating to the penny stock market.

Consequently, the penny stock rules restrict the ability of broker-dealers to trade and/or maintain a market in our common stock. Also, prospective investors may not want to get involved with the additional administrative requirements which may have a material adverse effect on the trading of our shares.

Failure To Achieve And Maintain Internal Controls In Accordance With Sections 302 And 404(A) Of The Sarbanes-Oxley Act Of 2002 Could Have A Material Adverse Effect On Our Business And Stock Price.

If we fail to maintain adequate internal controls or fail to implement required new or improved controls, as such control standards are modified, supplemented or amended from time to time; we may not be able to assert that we can conclude on an ongoing basis that we have effective internal controls over financial reporting. Effective internal controls are necessary for us to produce reliable financial reports and are important in the prevention of financial fraud.  If we cannot produce reliable financial reports or prevent fraud, our business and operating results could be harmed, investors could lose confidence in our reported financial information, and there could be a material adverse effect on our stock price. We have examined and evaluated our internal control procedures, including controls over financial reporting to satisfy the requirements of Section 404(a) of the Sarbanes-Oxley Act, as required for our Annual Report on Form 10-KSB for the year ended March 31, 2008, and noted weaknesses that need to be addresses during the current reporting period in order for our internal controls to be effective. Failure to implement and maintain internal controls in accordance with sections 302 and 404(a) of the Sarbanes-Oxley Act of 2002 could have a material adverse effect on our business and stock price.

Because We Have No Plans To Pay Dividends On Our Common Stock, Stockholders Must Look Solely To Appreciation Of Our Common Stock To Realize A Gain On Their Investments.

We do not anticipate paying any dividends on our common stock in the foreseeable future. We currently intend to retain future earnings, if any, to finance the expansion of our business. Our future dividend policy is within the discretion of our board of directors and will depend upon various factors, including our business, financial condition, results of operations, capital requirements and investment opportunities. In addition, our senior credit facility limits the payment of dividends without the prior written consent of the lenders. Accordingly, stockholders must look solely to appreciation of our common stock to realize a gain on their investment. This appreciation may not occur.

Certain provisions of Nevada law and of our corporate charter may inhibit a potential acquisition of our Company, and this could depress our stock price.

Nevada corporate law includes provisions that could delay, defer or prevent a change in control of our company or our management. These provisions could discourage information contests and make it more difficult for you and other stockholders to elect directors and take other corporate actions. As a result, these provisions could limit the price that investors are willing to pay in the future for shares of our common stock. For example:

(i)
without prior stockholder approval, the Board of Directors has the authority to issue one or more classes of preferred stock with rights senior to those of common stock and to determine the rights, privileges and inference of that preferred stock;

(ii)	there is no cumulative voting in the election of directors, which would otherwise allow less than a majority of stockholders to elect director candidates; and
(iii)	stockholders cannot call a special meeting of stockholders.

ITEM 2. DESCRIPTION OF PROPERTY

The Company leases its principal executive offices, which are located at 110 William Street, 22nd Floor, New York, New York. The lease has a term of three years, which began on August 1, 2007. The offices are approximately 5,200 square feet and the Company pays rent and related costs of approximately $11,267 per month. In addition, as of March 2, 2007 the Company entered into a sublease agreement for office space at 915 South 500 East, American Fork, Utah of approximately 12,000 square feet for approximately $18,210 per month up to September 30, 2010.

The Company believes that its current properties are adequate for its current and immediately foreseeable operating needs. The Company does not have any policies regarding investments in real estate, securities or other forms of property.

ITEM 3. LEGAL PROCEEDINGS

As of March 31, 2008 the Company is not a party to any legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

The Company’s common stock is traded on the OTC Bulletin Board, referred to herein as the OTCBB, under the symbol “TRES.OB.” The following table sets forth the high and low bid prices of its Common Stock, as reported by the OTCBB for the last two fiscal years and subsequent quarterly periods. The quotations set forth below reflect inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions.

	2008 Fiscal Year
	High*	Low*
January 1, 2008 - March 31, 2008	$0.290	$0.150
October 1, 2007 - December 31, 2007	$0.270	$0.150
July 1, 2007 - September 30, 2007	$0.440	$0.180
April 1, 2007-June 30, 2007	$0.530	$0.310

	2007 Fiscal Year
	High*	Low*
January 1, 2007 - March 31, 2007	$0.600	$0.300
October 1, 2006 - December 31, 2006	$0.370	$0.180
July 1, 2006 - September 30, 2006	$5.500	$0.160
April 1, 2006-June 30, 2006	$0.536	$0.371

As of June 30th 2008, there were approximately 389 holders of record of the Company’s common stock.

Dividends

The Company has never declared or paid any cash dividends on its common stock. The Company currently intends to retain future earnings, if any, to finance the expansion of its business. As a result, the Company does not anticipate paying any cash dividends in the foreseeable future.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table shows information with respect to each equity compensation plan under which the Company’s common stock is authorized for issuance as of the fiscal year ended March 31, 2008.

Equity Compensation Plan Information

The following table summarizes the equity compensation plans under which our securities may be issued as of March 31, 2008.

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

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Forward-Looking Statements

CERTAIN STATEMENTS IN THIS ANNUAL REPORT MAY CONSTITUTE “FORWARDLOOKING STATEMENTS”. WHEN THE WORDS “BELIEVES,” “EXPECTS,” “PLANS,” “PROJECTS,” “ESTIMATES” AND SIMILAR EXPRESSIONS ARE USED, THEYIDENTIFY FORWARD-LOOKING STATEMENTS. THESE FORWARD-LOOKINGSTATEMENTS ARE BASED ON MANAGEMENT’S CURRENT BELIEFS AND ASSUMPTIONS AND INFORMATION CURRENTLY AVAILABLE TO MANAGEMENT AND INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS WHICH MAY CAUSE THE ACTUAL RESULTS, PERFORMANCE OR ACHIEVEMENTS OF THE COMPANY TO BE MATERIALLY DIFFERENT FROM ANY FUTURE RESULTS, PERFORMANCE OR ACHIEVEMENTS EXPRESSED OR IMPLIED BY THESE FORWARD-LOOKING STATEMENTS. INFORMATION CONCERNING FACTORS THAT COULD CAUSE OUR ACTUAL RESULTS TO DIFFER MATERIALLY FROM THESE FORWARD-LOOKING STATEMENTS CAN BE FOUND IN OUR PERIODIC REPORTS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION. WE UNDERTAKE NO OBLIGATION TO PUBLICLY RELEASE REVISIONS TO THESE FORWARD-LOOKING STATEMENTS TO REFLECT FUTURE EVENTS OR CIRCUMSTANCES OR REFLECT THE OCCURRENCE OF UNANTICIPATED EVENTS.

Background

The Company was incorporated in the state of Nevada on August 1, 2005. Effective September 18, 2006, the Company changed its name to TheRetirementSolution.com, Inc.

On January 15, 2008, the Company completed the purchase of all the outstanding membership interests of ITT. The total purchase price was $18,650,000, consisting of an aggregate of 66,600,000 shares of the Company’s common stock and the issuance of convertible promissory notes of $2,000,000. On January 15, 2008, the Company completed the purchase of substantially all of the assets of Razor Data and assumed specified liabilities. The total purchase price was $12,500,000, consisting of an aggregate of 38,000,000 shares of the Company’s common stock and the issuance of convertible promissory notes of $3,000,000.

Plan of Operations

The Company is executing its marketing strategy through direct-to-market campaigns with its marketing partners and through the internet where it delivers investor products and services. The Company’s target market is comprised of a large base of entry level investors, active investors in the on-line brokerage sector and higher-end users of financial information, services and financial news.

The Company’s marketing strategy is designed to grow the business and to deliver high customer value in education and investor services at the lowest possible cost. These goals will be achieved through on-line customer acquisition, product sales and customer service, and on-line education and services delivery.

Customer acquisition is realized via the company’s marketing partners and through on-line marketing. Our partners have the marketing and operations capability to attract customers by way of low cost introductory courses and products which then allows for upsell opportunities to a complete on-line education curriculum and expanded investor services. Customer service is supported by a comprehensive client management system that tracks the customer throughout the purchase, education and added services cycle which also includes live data feeds, news and investment letters.

On-line education delivery is completed starting with early stage courses through a complete curriculum of learning modules, podcasts, webinars and webisodes. In addition, our customer management system follows every student at this level in the form of surveys, competency assessments, learning assignments, hotline, coaching and mentoring.

The Company has a number of different delivery formats that is focused on a structured investing methodology that focuses on searching for an investment, industry group analysis, fundamental analysis, technical analysis, and portfolio management. The objective is to provide a complete investor education experience for both beginning and experienced investors and to help them better understand the investment decision process.

The company’s longer term goals include the expansion to other markets beyond the United States. The comprehensive investor education curriculum and related investor services will be marketed and delivered on-line in target markets principally via joint venture arrangements in other countries.

Investor Information Services

The Company provides a complete turnkey solution to its clients in the financial community by providing a broad array of information services that include stock market information and tools, comprehensive database creation and management, distributed web hosting and network environments, and complete e-content creation, management and delivery. Razor Data provides technology and data solutions for the Company which allows ITT, the investor education arm of the company, and the TRES portfolios to stay focused on their core competencies to expand product offerings and acquire new customers.

Stock Market Data

Razor Data aggregates and distributes data from over 18 different data providers into a “one stop shop” for client users to get their stock market tools and data. In any given month Razor Data provides data to thousands of users through web and desktop clients. The expansive tools and data include: searches, company valuations, technical analysis, fundamental analysis, analyst recommendations, real-time streaming news, real-time streaming quotes, over 20 years of historical data, insider activity, industries and sectors, exclusive newsletters, proprietary streaming data replay, and institutional ownership. All of the data is delivered to the user through powerful yet intuitively easy to use software tools and websites.

Comprehensive Database Management

Razor Data has developed proprietary features which include secure customer data management with over 100,000 unique user records, and secure, error free, electronic bill processing.

Distributed Environments

Razor has implemented a proprietary distributed hosting framework that provides multiple, redundant server nodes located around the United States. As the load is automatically spread over the network, the framework ensures that the customer administration system is robust and that the user experience is top notch. Additionally, the distributed framework allows for the seamless distribution of high bandwidth applications including audio and video recordings provided through the e-content education modules. Razor Data has captured and edited a large volume of streaming audio and video content that is hosted and delivered to end users in a constant stream at 24 hours a day.

Portfolio Services

We exclusively sell and market proprietary Portfolios developed and compiled by our staff which is led by a senior Chartered Financial Analyst using StockDiagnostics.com as well as fundamental and technical analysis. StockDiagnostics.com is a quantitative analysis or computer driven stock market independent research company that provides certain proprietary Operational Cash Flow per share diagnostics charts and stock recommendations. Through the Company’s website, subscribers can access these unique portfolios and use StockDiagnostics.com’s Operational Cash Flow diagnostic charts to diagnose and monitor the health of over 10,000 public U.S. companies. Our subscribers can elect to use these turn-key or ready-made small, mid and large cap portfolios that are provided by the Company and which have been in existence since June 2005. Subscribers can also use the proprietary Operational Cash Flow diagnostics charts to choose stocks to create their own custom portfolios.

No major disposition or purchase of equipment is expected during the next twelve months except for some office furniture and rental of a modest office space.

The table below outlines revenues and significant operating expenses for comparable periods:

Revenues:

	Year Ended		Year Ended
	March 31, 2008		March 31, 2007		Variance

Subscription revenues	$692,984	71%	$97,543	100%	$595,441	610%
Software sales	22,402	2%	-	0%	22,402	100%
Services and other	256,134	26%	-	0%	256,134	100%
Total	$971,520	100%	$97,543	100%	$873,134	896%

Operating Expenses:

	Year Ended		Year Ended
	March 31, 2008		March 31, 2007		Variance

Consulting	$1,453,756	17%	$2,686,740	46%	$(1,232,984)	-46%
Financing costs	2,357,013	28%	990,475	17%	1,366,538	138%
Loan interest	280,834	3%	55,075	1%	225,759	410%
Payroll expenses	744,471	9%	1,077,627	18%	(333,156)	-31%
Professional fees	590,550	7%	287,375	5%	303,175	105%
Stock transfer and agent fees	212,474	3%	12,819	0%	199,655	1557%
Stock based compensation	824,400	10%	-	0%	824,400	100%
Web design fees	163,587	2%	153,974	3%	9,613	6%

Year Ended March 31, 2007 and the Year Ended March 31, 2008:

Overall operating expenses increased for the year ended March 31, 2008 over fiscal 2007 by $2,497,362 or 43%. This increase was due to the following:

The amortized fair value of employee stock options of $890,280 was charged to stock-based compensation. The Company granted 2,000,000 stock options (of which 300,000 were vested) to consultants expiring three to five years from issuance. The fair value of $65,880 was charged to current year earnings. 1,685,600 shares of common stock were issued in exchange for services. The fair value of $481,166 was charged to current earnings.

Financing costs increased due to the following: The Company received $1,750,000 from convertible debentures; recognized an imbedded beneficial conversion, and recorded $1,637,429 as financing costs. The fair value of warrants issued for services rendered in the amount of $454,654 was charged to financing costs. Amortization of deferred compensation costs of $45,000 was charged to financing costs.

The following changes in significant expense accounts reflected in the tables above occurred in fiscal 2008. Payroll expenses increased due to hiring additional employees. Consulting fees decreased due to a decline in the utilization of outside consultants. Loan interest increased due to the issuance of convertible debentures. Stock transfer and agent fees increased due to the issuance of common stock. Professional fees increased due to additional audit and legal costs in connection with the acquisitions of Razor Data, Inc. and Investment Tools and Training, LLC.

Liquidity and Capital Resources

As of March 31, 2008, the Company had a working capital deficit of $3,191,174. The Company generated a deficit in cash flow from operating activities of $2,002,429 for the year ended March 31, 2008. This deficit is primarily attributable to the Company's net loss from operations of $7,374,409 and is partially offset by following: A charge for the value of options issued for services of $890,280, recognition of an imbedded beneficial conversion of convertible debentures of $1,637,429, stock issued for services of $481,166, a charge for the value of warrants issued for services rendered of $454,654, (including amortization of deferred compensation costs of $45,000), amortization and depreciation expense of $198,725, and changes in the balances of current assets and liabilities. Accounts receivable and unbilled revenue increased by $373,280. Accounts payable and accrued liabilities increased by $1,335,877 and deferred revenue increased by $766,298.

The Company met its cash requirements during the year ended March 31, 2008 through net proceeds from convertible debentures of $1,750,000 and net proceeds from the issuance of common stock of $476,250.

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

We estimate that during the next twelve months we will need approximately $2,000,000 in additional capital to fully implement our business plan. Our business plan encompasses investing behind our business development strategy, our marketing campaigns and in building our business operations. As of the date of this filing, we have minimal operating capital to continue our business and marketing initiatives for the next twelve months. If we are not successful in generating sufficient cash flow from operations or in raising sufficient capital resources to finance our growth, on terms acceptable to us, this could have a material adverse effect on our business, results of operations, liquidity and financial condition, and we will have to adjust our planned operations and development on a more limited scale.

Auditor’s Opinion Expresses Doubt About the Company’s Ability to Continue as a “Going Concern”

The independent auditors report on our March 31, 2008 financial statements states that the Company's historical losses and the lack of revenues raise substantial doubts about the Company's ability to continue as a going concern, due to the losses incurred and its lack of significant operations. If we are unable to develop our business, we will have to reduce, discontinue operations or cease to exist, which would be detrimental to the value of the Company's common stock. We can make no assurances that our business operations will develop and provide us with significant cash to continue operations.

Addressing the Going Concern Issues

In order to improve the Company's liquidity, the Company's management is actively pursuing additional financing through discussions with investment bankers, financial institutions and private investors. There can be no assurance the Company will be successful in its effort to secure additional financing.

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

We will need to raise additional capital through a private placement of our securities. We are planning to raise up to $2,000,000 during the next twelve months. This should allow ample cash resources in order to maintain operations for at least 12 months, provided we can reach our objectives in growing our customer base and operating revenue. If we can achieve our revenue objective, management believes we would be able to break even during the next 12 months.

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

Revenue arises from subscriptions to the websites/software, workshops, online workshops and training and coaching/counseling services because the payments are received before the service has been rendered.  We sell our products separately and in various bundles that contain multiple deliverables that include website/data subscriptions, educational workshops, online workshops and training, one-on-one coaching and counseling sessions, along with other products and services. In accordance with EITF 00-21, sales arrangements with multiple deliverables are divided into separate units of accounting if the deliverables in the arrangement meet the following criteria: (i) the product has value to the customer on a standalone basis; (ii) there is objective and reliable evidence of the fair value of undelivered items; and (iii) delivery or performances of any undelivered item is probable and substantially in our control. The fair value of each separate element is generally determined by prices charged when sold separately. In certain arrangements, we offer these products bundled together.  If there is any discount from the combined fair value of the individual elements, the discount is allocated to the portion of the revenues that is attributed to the online courses and training. As per EITF 00-21, if fair value of all undelivered elements in an arrangement exists, but fair value does not exist for a delivered element, then revenue is recognized using the residual method. Under the residual method, the fair value of undelivered elements is deferred and the remaining portion of the arrangement fee (after allocation of 100 percent of any discount to the delivered item) is recognized as revenue.  The deferral policy for each of the different types of revenues is summarized as follows:

Product	Recognition Policy

Live Workshops and Workshop Certificates	Deferred and recognized as the workshop is provided or certificate expires

Online training and courses	Deferred and recognized a.) as the services are delivered, or b.) when usage thresholds are met, or c.) on a straight-line basis over the initial product period

Coaching/Counseling services	Deferred and recognized as services are delivered, or on a straight-line basis over the initial product period

Website/data fees (monthly)	Not Deferred, recognized in the month delivered

Website/data fees (pre-paid subscriptions)	Deferred and recognized on a straight-line basis over the subscription period

As of March 31, 2008 and 2007, the Company’s deferred revenue was $804,452 and $5,500, respectively.

Intangible Assets and Goodwill

The Company accounts for acquisitions in accordance with the provisions of SFAS No. 141, “Business Combinations.” The Company assigns to all identifiable assets acquired (including intangible assets), and to all identifiable liabilities assumed, a portion of the cost of the acquired company equal to the estimated fair value of such assets and liabilities at the date of acquisition. The Company records the excess of the cost of the acquired company over the sum of the amounts assigned to identifiable assets acquired less liabilities assumed, if any, as goodwill.

As a result of the acquisitions of ITT and Razor on January 15, 2008, the Company acquired intangible assets in the aggregate amount of $30,652,920.

The Company allocated $2,920,000 and $499,747 to identifiable intangible assets including a developed software and customer lists, respectively. The remaining $27,233,173 was allocated to goodwill.

The Company amortized its identifiable intangible assets using the straight-line method over their estimated period of benefit.  The estimated useful lives of the developed software are three to seven years; and the customer lists are three years. The Company periodically evaluates the recoverability of intangible assets and takes into account events or circumstances that warrant revised estimates of useful lives or indicate that impairment exists.

The Company accounts for and reports acquired goodwill and other intangible assets under SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”). In accordance with SFAS No. 142, the Company tests its intangible assets for impairment on an annual basis and when there is reason to suspect that their values have been diminished or impaired. Any write-downs will be included in results from operations.

Website Development Costs

The Company recognizes website development costs in accordance with Emerging Issue Task Force ("EITF") No. 00-02, "Accounting for Website Development Costs." As such, the Company expenses all costs incurred that relate to the planning and post implementation phases of development of its website. Direct costs incurred in the development phase are capitalized and recognized over the estimated useful life. Costs associated with repair or maintenance for the website are included in cost of net revenues in the current period expenses. During the years ended March 31, 2008 and 2007, the Company did not capitalize any costs associated with the website development.

Software Development Costs

The Company accounts for software development costs intended for sale in accordance with SFAS No. 86, Accounting for Costs of Computer Software to be Sold, Leased, or Otherwise Marketed (“SFAS 86”). SFAS No. 86 requires product development costs to be charged to expense as incurred until technological feasibility is attained and all other research and development activities for the hardware components of the product have been completed. Technological feasibility is attained when the planning, design and testing phase related to the development of the Company’s software has been completed and the software has been determined viable for its intended use, which typically occurs when beta testing commences.

Stock-Based Compensation

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

For the year ended March 31, 2008, the Company did not grant stock options to employees and consultants. The fair value of options granted in previous years vesting during the year ended March 31, 2008 of $824,400 was recorded as a current period charge to earnings.

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

Recent Accounting Pronouncements

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115” (“SFAS No. 159”).  SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value.  Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities” applies to all entities with available-for-sale and trading securities.  SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007.  Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provision of SFAS No. 157, “Fair Value Measurements”.  The adoption of SFAS No. 159 is not expected to have a material impact on our consolidated financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 141(R), "Business Combinations" ("SFAS No. 141(R)"), which establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in an acquiree, including the recognition and measurement of goodwill acquired in a business combination. SFAS No. 141R is effective as of the beginning of the first fiscal year beginning on or after December 15, 2008. Earlier adoption is prohibited and the Company is currently evaluating the effect, if any that the adoption will have on its consolidated financial position results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interest in Consolidated Financial Statements, an amendment of ARB No. 51” (“SFAS No. 160”), which will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity within the consolidated balance sheets. SFAS No. 160 is effective as of the beginning of the first fiscal year beginning on or after December 15, 2008. Earlier adoption is prohibited and the Company is currently evaluating the effect, if any that the adoption will have on its consolidated financial position results of operations or cash flows.

In June 2007, the Accounting Standards Executive Committee issued Statement of Position 07-1, “Clarification of the Scope of the Audit and Accounting Guide Investment Companies and Accounting by Parent Companies and Equity Method Investors for Investments in Investment Companies” (“SOP 07-1”). SOP 07-1 provides guidance for determining whether an entity is within the scope of the AICPA Audit and Accounting Guide Investment Companies (the “Audit Guide”). SOP 07-1 was originally determined to be effective for fiscal years beginning on or after December 15, 2007, however, on February 6, 2008, FASB issued a final Staff Position indefinitely deferring the effective date and prohibiting early adoption of SOP 07-1 while addressing implementation issues.

In June 2007, the FASB ratified the consensus in EITF Issue No. 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services to be Used in Future Research and Development Activities” (EITF 07-3), which requires that nonrefundable advance payments for goods or services that will be used or rendered for future research and development (R&D) activities be deferred and amortized over the period that the goods are delivered or the related services are performed, subject to an assessment of recoverability. EITF 07-3 will be effective for fiscal years beginning after December 15, 2007. The Company does not expect that the adoption of EITF 07-3 will have a material impact on its consolidated financial position, results of operations or cash flows.

In December 2007, the FASB ratified the consensus in EITF Issue No. 07-1, “Accounting for Collaborative Arrangements” (EITF 07-1). EITF 07-1 defines collaborative arrangements and requires collaborators to present the result of activities for which they act as the principal on a gross basis and report any payments received from (made to) the other collaborators based on other applicable authoritative accounting literature, and in the absence of other applicable authoritative literature, on a reasonable, rational and consistent accounting policy is to be elected. EITF 07-1 also provides for disclosures regarding the nature and purpose of the arrangement, the entity’s rights and obligations, the accounting policy for the arrangement and the income statement classification and amounts arising from the agreement. EITF 07-1 will be effective for fiscal years beginning after December 15, 2008, which will be the Company’s fiscal year 2009, and will be applied as a change in accounting principle retrospectively for all collaborative arrangements existing as of the effective date. The Company has not yet evaluated the potential impact of adopting EITF 07-1 on its consolidated financial position, results of operations or cash flows.

In March 2008, the FASB” issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment to FASB Statement No. 133” (“SFAS No. 161”).  SFAS No. 161 is intended to improve financial standards for derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance, and cash flows.  Entities are required to provide enhanced disclosures about: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  It is effective for financial statements issued for fiscal years beginning after November 15, 2008, with early adoption encouraged.  We are currently evaluating the impact of SFAS No. 161, if any, will have on our consolidated financial position, results of operations or cash flows.

In April 2008, the FASB issued FSP No. FAS 142-3,“Determination of the Useful Life of Intangible Assets”. This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142,“Goodwill and Other Intangible Assets”.  We are required to adopt FSP 142-3 on September 1, 2009, earlier adoption is prohibited.  The guidance in FSP 142-3 for determining the useful life of a recognized intangible asset shall be applied prospectively to intangible assets acquired after adoption, and the disclosure requirements shall be applied prospectively to all intangible assets recognized as of, and subsequent to, adoption.  We are currently evaluating the impact of FSP 142-3 on our consolidated financial position, results of operations or cash flows.

In May 2008, the FASB issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles" ("SFAS No. 162").  SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (the GAAP hierarchy).  SFAS No. 162 will become effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board amendments to AU Section 411, "The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles."  We do not expect the adoption of SFAS No. 162 will have a material effect on our consolidated financial position, results of operations or cash flows.

In May 2008, the FASB issued FSP Accounting Principles Board ("APB") 14-1 "Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) " ("FSP APB 14-1").  FSP APB 14-1 requires the issuer of certain convertible debt instruments that may be settled in cash (or other assets) on conversion to separately account for the liability (debt) and equity (conversion option) components of the instrument in a manner that reflects the issuer's non-convertible debt borrowing rate.  FSP APB 14-1 is effective for fiscal years beginning after December 15, 2008 on a retroactive basis.  We are currently evaluating the potential impact, if any, of the adoption of FSP APB 14-1 on our consolidated financial position, results of operations or cash flows.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC did not, or are not believed by management to, have a material impact on the Company’s present or future consolidated financial statements.

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

Dependence Upon Management

Our future performance and success is dependent upon the efforts and abilities of our Management. To a very significant degree, we are dependent upon the continued services of Nicholas S. Maturo, our Chief Executive Officer and member of our Board of Directors, and William Kosoff, our President and Chief Financial Officer and member of our Board of Directors. If we lost the services of Mr. Maturo, Mr. Kosoff, or other key employees before we could get qualified replacements, the loss could materially adversely affect our business. We have obtained key man life insurance on Mr. Maturo, Chairman and CEO and are seeking similar coverage for Mr. Kosoff, President and CFO.

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

None.

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

Management’s Report on Internal Control Over Financial Reporting

The management of the Company is responsible for (1) the preparation of the accompanying financial statements; (2) establishing and maintaining internal controls over financial reporting; and (3) the assessment of the effectiveness of internal control over financial reporting. The Securities and Exchange Commission defines effective internal control over financial reporting as a process designed under the supervision of the company’s principal executive officer and principal financial officer, and implemented in conjunction with management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with generally accepted accounting principles.

All internal control systems, no matter how well designed, have inherent limitations and provide only reasonable assurance that the objectives of the control system are met. Therefore, no evaluation of controls can provide absolute assurance that all control issues and misstatements due to error or fraud, if any, within the company have been detected. Additionally, any system of controls is subject to the risk that controls may become inadequate due to changes in conditions or that compliance with policies or procedures may deteriorate. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that compliance with the policies or procedures may deteriorate.

As of March 31, 2008, management of the Company conducted an assessment of the effectiveness of the Company’s internal control over financial reporting. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework . Based on our assessment we believe that, as of December 31, 2007, our internal control over financial reporting is effective based on those criteria. Based on this assessment, management has concluded that the Company’s internal control over financial reporting was effective as of March 31, 2008.

  This annual report does not include an attestation report of the Company’s registered accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission

ITEM 8B. OTHER INFORMATION

None

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Directors and Executive Officers

The following table sets forth certain information with respect to our directors and executive officers.

Name	Age	Position
Nicholas S. Maturo	59	Chief Executive Officer and Chairman of the Board
William Kosoff	66	President, Chief Financial Officer and Director
Louis Sagar	54	Director
J. Christopher Albanese	36	Director*

* On June 27, 2008, the Company received the resignation of Mr. J. Christopher Albanese as a member of the Company’s Board of Directors. The resignation did not contain any reason for his departure from the Board of Directors. Mr. Albanese has been General Counsel of American Capital Partners, LLC, an investment banking firm, since August 2002 and was appointed to the Company’s Board of Directors on October 5, 2007.

Officers are elected annually by the Board of Directors (subject to the terms of any employment agreement), at its annual meeting, to hold such office until an officer’s successor has been duly appointed and qualified, unless an officer sooner dies, resigns or is removed by the Board.

Background of Executive Officers and Directors

Nicholas Maturo – Chief Executive Officer and Chairman. From September 2005 until December 2006 Mr. Maturo was the Chief Executive Officer of EduTrades, Inc., a company that provides educational and training courses for students interested in learning about investing in the stock market and in other financial instruments. From September 2002 until December 2006 Mr. Maturo worked for Whitney Information Network, Inc., the parent of EduTrades, Inc. as its Chief Operating Officer and in 2004 also became its President. From 1981 to 2000, Mr. Maturo was employed at Philip Morris Cos. where he held a number of executive positions in finance, operations and strategy both at home and abroad. When he left Philip Morris, he was Chief Information Officer of Kraft International. Mr. Maturo earned a Bachelor of Commerce degree in finance and economics from McGill University and also completed the Executive General Management Program at McGill University.

William C. Kosoff – President, Chief Financial Officer and Director. During the past five years Mr. Kosoff served as Vice President of Worldwide Sales and a Director for a public company, Telenetics Corp. under the new Sarbanes-Oxley regimen. From December of 2005 to September 2006, Mr. Kosoff was licensed and active in residential Real Estate in California. In addition, Mr. Kosoff has served as a Director of TRES and Interim President and CEO of TRES while providing consulting services to the Company. Mr. Kosoff received his BA in Physics from California State University in 1978. He was in the high technology industry for 45 years serving in Engineering, Marketing, Sales, and Senior Management positions with Rockwell International from 1960 to 1984. In 1984 he co-founded Telenetics Corp as President and CEO. In 1987 Telenetics became public on NASDAQ and was acquired in 2006 by a private firm. During his tenure with Telenetics he also served as CFO from 1988 to 1991.

Louis Sagar – Director. During the past five years Mr. Sagar has been and remains the principal in Old School Ventures, LLC, his own marketing consulting firm based in New York City. Previously, Mr. Sagar founded ZONA, a specialty home retailer, Mr. Sagar built a lifestyle merchandising brand with nine retail locations and wholesale operations distributing private label home accessories and lifestyle products throughout the United States, Europe, and Japan. In 1998 Mr. Sagar sold ZONA to a private investment group. Mr. Sagar has been a director of Newsgrade Corporation, the former parent of TRES and a significant shareholder of Voxpath, since April 1998 and a director of TRES since September 2005. In June 2007 Mr. Sagar became the Chairman and Chief Executive Officer of Auction Floor, Inc., a provider of web based technology to the auction industry.

* J. Christopher Albanese – Director, Mr. Albanese has been General Counsel of American Capital Partners, LLC, an investment banking firm, since August 2002. From August 2001 to August 2002 Mr. Albanese worked in the legal department of Prudential Securities Inc. in the commodities and futures unit. Mr. Albanese received a B.A. from Brooklyn College in 1995 and a J.D. from Brooklyn Law School in 2000.

Our directors are elected for a term of one year and until their successors are elected and qualified.

•	Mr. Albanese resigned effective June 27, 2008. See section 16 “Subsequent Events”.

Committees

Our business, property and affairs are managed by or under the direction of the board of directors. Members of the board are kept informed of our business through discussion with the chief executive and financial officers and other officers, by reviewing materials provided to them and by participating at meetings of the board and its committees.

Section 16(a) Compliance

Section 16(a) of the Securities Exchange Act of 1934, requires our directors, executive officers and persons who own more than 10% of our common stock to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other of our equity securities. During the year ended March 31, 2008, our officers, directors and 10% stockholders did not make any filings pursuant to Section 16(a).

ITEM 10. EXECUTIVE COMPENSATION

Directors’ Compensation

Compensation for outside Directors has been set at $25,000 annually plus re-imbursement of reasonable and ordinary expenses.

Executive Officers’ Compensation

The following table sets forth information concerning the annual and long-term compensation earned by or paid to our Chief Executive Officer and to other persons who served as executive officers as at and/or during the fiscal year ended March 31, 2008 who earned compensation exceeding $100,000 during fiscal year 2008 (the “named executive officers”), for services as executive officers for the last three fiscal years.

Summary Compensation Table

Name & Principal Position	Year	Salary ($)		Bonus ($)	Stock Awards($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Ron Firmin	2007	$50,329			$478,976				$119,500	$648,805
Nicholas Maturo (1)	2008	$210,937	(1)		$614,550					$825,487
William Kosoff (2)	2008	$146,875	(2)		$209,850					$356,725

(1)	$56,250 of 2008 compensation was deferred during the 2008 fiscal year and has been accrued to be paid in FY 2009.

(2)
$37,500 0f 2008 compensation was deferred during the 2008 fiscal year and has been accrued to be paid in FY2009. During 2008 $12,550 of the salary was paid as consulting fees per the terms of the consulting contract entered into prior to Mr. Kosoff’s employment contract becoming effective February 6th 2007.

Outstanding Equity Awards at Fiscal Year-End Table.

Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Ron Firmin	1,330,490			$0.25	7/14/09
Nicholas Maturo	3,000,000	3,000,000		$0.41	1/24/17
William Kosoff	1,000,000	500,000		$0.42	2/7/17

Employment Agreements

On January 23, 2007 the Company entered into a 3 year employment contract with Nicholas Maturo as CEO as well as electing him to the Board of Directors and further electing him as Chairman of the Board. The contract provides the first year’s annual salary of $225,000 with annual increases and certain performance based bonuses. In addition the contract awards stock options of 6,000,000 shares with 1,500,000 vesting upon signing and the balance over the life of the contract.
On June 30, 2008, the Company entered into an Amended and Restated Employment Agreement (the “Agreement”) with Nicholas S. Maturo, the Company’s Chairman of the Board and Chief Executive Officer of Company since January 23, 2007.

The Agreement extends the term of Mr. Maturo’s employment for five (5) years, as may be extended or earlier terminated pursuant to the terms and conditions of the Agreement and provides for automatic renewals for successive three (3) year periods unless, prior to the 90th calendar day preceding the expiration of the then existing term, either Company or Mr. Maturo provide written notice to the other that it elects not to renew the term

Based on performance criteria to be agreed upon between the Board of Directors and Mr. Maturo at the beginning of each operating year and for the duration of the term, Mr. Maturo’s salary will be increased to $300,000, effective January 23, 2008, $400,000, effective January 23, 2009 and $500,000, effective January 23, 2010 for the duration of the term, subject to any additional increases on the recommendations of the Compensation Committee of the Board of Directors or the Board of Directors, as applicable.

Additionally, Mr. Maturo the following equity compensation from Company (collectively, the “Equity Compensation”) upon xecution of the Agreement:

(a)
an option to purchase 6,000,000 shares of common stock of the Company, with options to purchase 3,000,000 shares fully vested, options to purchase 1,500,000 shares vesting on January 23, 2009 and the remaining options to purchase 1,500,000 shares vesting on January 23, 2010, with a exercise price of $0.42 per share, and a cashless exercise feature;

(b)	5,000,000 shares of restricted common stock of the Company granted and fully-vested as of the date of the Agreement, with the Company paying all associated tax obligations on behalf of the Employee;

(c)
In addition to the salary and the equity compensation, Mr. Maturo will be entitled to receive an annual cash bonus equal to at least 50% and up to 100% of the salary, subject to the recommendations of the Compensation Committee of the Board of Directors or the Board of Directors, as applicable, based upon performance criteria to be agreed upon between the Compensation Committee of the Board of Directors or the Board of Directors, as applicable, and Mr. Maturo at the beginning of each operating year of the Company during the term; and

(d)
Mr. Maturo also shall be entitled to receive incentive bonuses upon the closing of strategic acquisitions, joint ventures or other strategic transactions and/or relationships which are intended to accrue a significant benefit to the Company, by the Company, as recommended by the Compensation Committee of the Board of Directors or the Board of Directors, as applicable, to be agreed upon between the Compensation Committee of the Board of Directors or the Board of Directors, as applicable, and Mr. Maturo during the Term.

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

On January 15th 2008 the company entered into employment agreements with the key management of the acquired entities of Razor Data, LLC and Investmenet tools and Training, LLC (ITT). Each contract provides a base salary of $150,000 plus annual bonuses to be determined by the CEO and the Board of Directors. The agreements are for 3 years and contain severance pay provisions for up to the remaining salary for three years if terminated by the company without cause or by the employee if for “Good Reason, or six (6) months salary, whichever is greater. The contracts contain Non-Compete covenants as well as providing ownership of “Inventions” pertaining to the business of the Company.

The key personnel and their respective positions are listed below:

Rhett Andersen, Vice President of Development, Razor Data
Robert Oldham, Vice President of Technology, Razor Data
Bart Coon, Vice President of Corporate Strategy, ITT.
Ryan Smith, Vice President of ITT,
Shawn Lucas, Director of Education and Technology, ITT.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table provides information as to shares of common stock beneficially owned as of March 31, 2008 by:

•	each director;

•	each officer named in the summary compensation table;

•	each person owning of record or known by us, based on information provided to us by the persons named below, to own beneficially at least 5% of our common stock; and

•	all directors and executive officers as a group.

Name of Beneficial Owner (1)	Common Stock Beneficially Owned	Percentage of Common Stock (2)
Nicholas S. Maturo	3,000,000	1.26%
William C. Kosoff (3)	3,962,962	1.67%
Louis Sagar	1,487,654	0.63%
RABI LLC – Bart Coon	38,533,333	16.22%
ROMEL Enterprises Inc – Robert Oldham	19,266,666	8.10%
Kays Creek Capital Inc. – Ryan Smith and Chad Miller	17,866,667	7.52%
Newsgrade Corporation	48,239,137	20.30%
All Officers and Directors as a group (3 Persons)	8,450,616	3.56%

(1)	Except as otherwise indicated, the address of each beneficial owner is c/o TheRetirementsolution.com, Inc., 110 William Street, 22nd floor, New York, New York, 10038.

(2)
Applicable percentage ownership is based on 237,602,806 shares of common stock outstanding as of March 31, 2008, together with securities exercisable or convertible into shares of common stock within 60 days of March 31, 2008 for each stockholder. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock that are currently exercisable or exercisable within 60 days of March 31, 2008 are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

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

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The Company advanced funds to two related parties. The advances are non-interest bearing and have no repayment terms. The related parties consist of two corporations related to the Company through common ownership. At March 31, 2008 and 2007, due from related parties balance was $147,600 and $99,574, respectively. At March 31, 2008 and 2007, due to related party was $158,789 and $43,561, respectively.

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

ITEM 13. EXHIBITS

Number	Description

3.1	Registrant’s Articles of Incorporation (incorporated by reference to Exhibit 3 to the Company’s 10SB12G filed on August 12, 1999).

3.2	Certificate of Amendment to Registrant’s Articles of Incorporation (incorporated by reference to Exhibit 3 to the Company’s 10SB12G filed on August 12, 1999).

3.4	Registrant’s By-Laws (incorporated by reference to Exhibit 3 to the Company’s 10SB12G filed on August 12, 1999).

3.5	Amendment to Articles of Incorporation or by-laws (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed on February 15, 2007)

10.1	Entry into a Material Definitive Agreement (incorporated by reference to Exhibit 10.1to the Company’s Form 8-K filed on February 12, 2007)

10.2
Stock Purchase Agreement by and among Voxpath Holdings, Inc., and The Retirement Solution, Inc., Audited Financial Statements of Registrant as of March 31, 2006 and for the period from August 10, 2005 (date of inception) through March 31, 2006, and Unaditied financial statements for the three months period ended June 30,2006 (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on October 2, 2006).

10.3
Membership Interest Purchase Agreement by and among TheRetirementSolution.com, Inc., Investment Tools and Training, LLC, Boya Systems, LLC, Kays Creek Capital Management, LLC and LUCASA, LLC, dated as of January 15, 2008, incorporated by reference to Exhibit 10.1 to Form 8-K filed on January 16, 2008.

10.4
Asset Purchase Agreement by and among TheRetirementSolution.com, Inc., RazorData Corp., Razor Data, LLC, Boya Systems, LLC and Rabble, LLC, dated as of January 15, 2008, incorporated by reference to Exhibit 10.2 to Form 8-K filed on January 16, 2008.

10.5	Form of Convertible Promissory Notes issued January 15, 2008, incorporated by reference to Exhibit 10.3 to Form 8-K filed on January 16, 2008.
10.6
Registration Rights Agreement by and among TheRetirementSolution.com, Inc., Romel Enterprises, Inc., Tyvan Enterprises, Inc., Badaco, Inc., LUCASA, LLC and Kays Creek Capital Management, LLC, dated as of January 15, 2008, incorporated by reference to Exhibit 10.4 to Form 8-K filed on January 16, 2008.

10.7
Lock Up Agreement by and among TheRetirementSolution.com, Inc., Romel Enterprises, Inc., Tyvan Enterprises, Inc., Badaco, Inc., LUCASA, LLC, Kays Creek Capital Management, LLC and John E. Robinson, dated as of January 15, 2008, incorporated by reference to Exhibit 10.5 to Form 8-K filed on January 16, 2008.

10.8
Registration Rights Agreement by and among TheRetirementSolution.com, Inc., Romel Enterprises, Inc., Tyvan Enterprises, Inc. and Badaco, Inc., dated as of January 15, 2008, incorporated by reference to Exhibit 10.6 to Form 8-K filed on January 16, 2008.

10.9
Lock Up Agreement by and among TheRetirementSolution.com, Inc., Romel Enterprises, Inc., Tyvan Enterprises, Inc., Badaco, Inc. and Clayton Ross, dated as of January 15, 2008, incorporated by reference to Exhibit 10.7 to Form 8-K filed on January 16, 2008.

10.10	Amended and Restated Employment Agreement, dated June 30, 2008, incorporated by reference to Exhibit 10.1 to Form 8-K filed on July 8, 2008.

10.11	Marketing Agreement, dated July 2, 2008 with Allied Global Ventures, incorporated by reference to Exhibit 10.1 to Form 8-K filed on July 14, 2008.

31.1	Certification of Principal Executive Officer pursuant to 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth fees billed to us by our auditors during the fiscal years ended March 31, 2008 and 2007 for: (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements, (ii) services by our auditor that are reasonably related to the performance of the audit or review of our financial statements and that are not reported as Audit Fees, (iii) services rendered in connection with tax compliance, tax advice and tax planning, and (iv) all other fees for services rendered.

		March 31, 2008
(i)	Audit Fees	$240,008
(ii)	Audit Related Fees	-
(iii)	Tax Fees	-
(iv)	All Other Fees	-
	Totals	$240,008

AUDIT FEES. Consists of fees billed for professional services rendered for the audit of The Retirement Solution, Inc.'s consolidated financial statements and review of the interim consolidated financial statements included in quarterly reports and services that are normally provided by RBSM LLP in connection with statutory and regulatory filings or engagements. In addition the Audit fees include the audit fees associated with the audit of Razor Data ($ 92,108) and ITT ($ 28,125) in support of the January 15, 2008 acquisitions of those entities.

AUDIT-RELATED FEES. Consists of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of The Retirement Solution, Inc.'s consolidated financial statements and are not reported under "Audit Fees." There were no Audit-Related services provided in fiscal 2008.

TAX FEES. Consists of fees billed for professional services for tax compliance, tax advice and tax planning. There were no tax services provided in fiscal 2008.

ALL OTHER FEES. Consists of fees for products and services other than the services reported above. There were no management consulting services provided in fiscal 2008.

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

CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2008 AND 2007

FORMING A PART OF ANNUAL REPORT
PURSUANT TO THE SECURITIES EXCHANGE ACT OF 1934

THERETIREMENTSSOLUTION.COM, INC.

THERETIREMENTSOLUTION.COM, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors,
TheRetirementSolution.com, Inc.
New York, NY

We have audited the accompanying consolidated balance sheets of TheRetirementSolution.com, Inc. (and subsidiaries) (the “Company”) as of March 31, 2008 and 2007 and the related consolidated statements of losses, (deficiency in) stockholders’ equity, and cash flows for each of the two years in the period ended March 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based upon our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of March 31, 2008 and 2007, and the results of its operations and its cash flows for each of the two years in the period ended March 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in the Note 14, the Company has suffered recurring losses from operations and has a net accumulated deficiency as of March 31, 2008, which raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to this matter are described in Note 14. The accompanying statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/RBSM LLP

New York, New York
August 14, 2008

THERETIREMENTSOLUTION.COM, INC.
CONSOLIDATED BALANCE SHEETS
MARCH 31, 2008 AND 2007

	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$179,829	$14,611
Accounts receivable, net	601,102	-
Unbilled revenue	294,675	-
Deferred costs	84,952
Employee advances	18,750	-
Due from related party	147,600	99,574
Prepaid expenses	6,064	-
Other current assets	1,911	-
Total current assets	1,334,883	114,185

Property, plant and equipment, net of accumulated depreciation of $169,198 and $1,194 as of March 31,2008 and 2007, respectively	2,778,581	1,479

Other assets:
Deposits and	33,800	-
Customers list, net of accumulated amortization of $34,705 and $0 as of March 31, 2008 and 2007, respectively	465,042	-
Goodwill	27,233,173	-

Total assets	$31,845,479	$115,664

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
Accounts payable and accrued liabilities	$1,693,005	$385,884
Deferred revenue	804,452	5,500
Due to related party	158,789	43,561
Convertible debentures, current portion	1,600,000	450,000
Notes payable, current portion	284,508	312,556
Total current liabilities	4,540,754	1,197,501

Long term debt:
Convertible debentures, long term portion	17,667	-
Convertible debentures, long term portion-related party	3,958,333
Notes payable, long term portion	-	65,830

Total liabilities	8,516,754	1,263,331

Commitments and contingencies

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, par value $0.001; 700,000,000 shares authorized; 237,602,806 and 141,735,432 issued and outstanding as of March 31, 2008 and 2007, respectively	237,603	141,735
Additional paid in capital	32,240,750	5,006,817
Common shares to be issued	4,521,000	-
Accumulated deficit	(13,670,628)	(6,296,219)
Total stockholders' equity (deficit)	23,328,725	(1,147,667)

Total liabilities and stockholders' equity (deficit)	$31,845,478	$115,664

The accompanying notes are an integral part of these consolidated financial statements

THERETIREMENTSOLUTION.COM, INC.
CONSOLIDATED STATEMENT OF LOSSES
YEARS ENDED MARCH 31, 2008 AND 2007

	2008	2007
Revenue, net:
Subscription revenue	$692,984	$97,543
Software sales	22,402	-
Services and other	256,134	-
Total revenue	971,520	97,543

Cost of revenue	1,028,605	-

Net profit (loss)	(57,085)	97,543

Operating costs:
Selling, general and administrative	4,761,491	5,600,307
Depreciation and amortization	198,725	985
Total operating expenses	4,960,216	5,601,292

Net loss from operations	(5,017,300)	(5,503,749)

Other income (expense):
Interest, net	(2,356,720)	(247,275)
Other	(388)	-

Net loss before provision for income taxes	(7,374,409)	(5,751,024)

Income taxes (benefit)	-	-

NET LOSS	$(7,374,409)	$(5,751,024)

Loss per common share-basic and assuming fully diluted	$(0.04)	$(0.05)

Weighted average number of common shares outstanding-basic and assuming fully diluted	166,722,981	121,851,000

The accompanying notes are an integral part of these consolidated financial statements

THERETIREMENTSOLUTION.COM., INC
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
TWO YEARS ENDED MARCH 31, 2008

			Additional	Common shares
	Common stock		Paid in	To be issued		Accumulated
	Shares	Amount	Capital	Shares	Amount	Deficit	Total
Balance, April 1, 2006	98,765,424	$98,765	$21,235	-	$-	$(545,195)	$(425,195)
Common stock issued in April 2006 for services rendered at $0.31 per share	411,525	412	124,588	-	-	-	125,000
Common stock issued in May 2006 for services rendered at $0.31 per share	411,524	411	124,589	-	-	-	125,000
Common stock issued in July 2006 for services rendered at $0.45 per share	411,525	412	184,588	-	-	-	185,000
Common stock issued in conjunction with merger with Voxpath Holdings, Inc.	36,135,434	36,135	-	-	-	-	36,135
Sale of common stock in January 2007	2,200,000	2,200	547,800	-	-	-	550,000
Sale of common stock in January 2007	700,000	700	174,300	-	-	-	175,000
Common stock issued in February 2007 in exchange for convertible debenture	600,000	600	149,400	-	-	-	150,000
Common stock issued in February 2007 for services rendered at $0.49 per share	2,100,000	2,100	1,026,900	-	-	-	1,029,000
Beneficial conversion feature attributable to issuance of convertible debentures	-	-	192,200	-	-	-	192,200
Fair value of vested options issued to employees	-	-	1,440,776	-	-	-	1,440,776
Fair value of vested options issued to non employees	-	-	1,020,441	-	-	-	1,020,441
Net loss	-	-	-	-	-	(5,751,024)	(5,751,024)
Balance, March 31, 2007	141,735,432	$141,735	$5,006,817	-	$-	$(6,296,219)	$(1,147,667)

THERETIREMENTSOLUTION.COM., INC
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
TWO YEARS ENDED MARCH 31, 2008

			Additional	Common shares
	Common stock		Paid in	To be issued		Accumulated
	Shares	Amount	Capital	Shares	Amount	Deficit	Total
Balance, April 1, 2007	141,735,432	$141,735	$5,006,817	-	$-	$(6,296,219)	$(1,147,667)
Sale of common stock in April 2007	1,905,000	1,905	474,345	-	-	-	476,250
Common stock issued in April 2007 in exchange for convertible debenture	1,800,000	1,800	448,200	-	-	-	450,000
Common stock issued in April 2007 for services rendered at $0.47 per share	510,000	510	239,190	-	-	-	239,700
Common stock issued in April 2007 in connection with marketing event at $0.47 per share	300	1	140	-	-	-	141
Common stock issued in May 2007 in connection with financing costs attributable to convertible debt	1,950,000	1,950	700,050	-	-	-	702,000
Beneficial conversion feature on convertible debt in connection with issuance of common stock in October 2007	375,000	375	249,625	-	-	-	250,000
Common stock issued in October 2007 for services rendered at $0.18 per share	250,000	250	44,750	-	-	-	45,000
Common stock issued in November 2007 for services rendered at $0.25 per share	425,300	425	105,900	-	-	-	106,325
Common stock issued in December 2007 for services rendered at $0.09 per share	500,000	500	89,500	-	-	-	90,000
Common stock issued in January 2008 in settlement of accrued interest on convertible debentures	685,108	685	136,337	-	-	-	137,022
Common stock issued in connection with the acquisition of ITT in January 2008	54,600,000	54,600	13,595,400	-	-	-	13,650,000
Common stock to be issued in connection with acquisition of ITT in January 2008	-	-	-	12,000,000	3,000,000	-	3,000,000
Common stock issued in connection with the acquisition of Razor in January 2008	32,000,000	32,000	7,968,000	-	-	-	8,000,000
Common stock to be issued in connection with acquisition of Razor in January 2008	-	-	-	6,000,000	1,500,000	-	1,500,000
Beneficial conversion feature on convertible debt in connection with issuance of common stock in March 2008	200,000	200	37,800	-	-	-	38,000
Common stock issued in March 2008 in exchange for convertible debenture	666,666	667	99,333	-	-	-	100,000
Beneficial conversion feature on convertible debt in connection with issuance of common stock in March 2008	-	-	-	100,000	21,000	-	21,000
Beneficial conversion feature on convertible debentures	-	-	1,700,429	-	-	-	1,700,429
Fair value of warrants issued in settlement of debt	-	-	393,750	-	-	-	393,750
Fair value of warrants issued in exchange for services rendered	-	-	60,904	-	-	-	60,904
Fair value of vested options issued to employees	-	-	824,400	-	-	-	824,400
Fair value of vested options issued to consultants for services rendered	-	-	65,880	-	-	-	65,880
Net loss	-	-	-	-	-	(7,374,409)	(7,374,409)
Balance, March 31, 2008	237,602,806	$237,603	$32,240,750	18,100,000	$4,521,000	$(13,670,628)	$(23,328,725)

The accompanying notes are an integral part of these consolidated financial statements

THERETIREMENTSOLUTION.COM, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
YEARS ENDED MARCH 31, 2008 AND 2007

	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(7,374,409)	$(5,751,024)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	198,725	985
Common stock issued for services rendered	481,166	1,464,000
Beneficial conversion features in connection with the issuance of convertible debentures	1,637,429	192,200
Fair value of vested options issued for services rendered	890,280	2,461,217
Fair value of warrants issued for services rendered	454,654	-
Financing costs in connection with convertible debentures	-	-
Organization costs relating to acquisition of Voxpath Holdings, Inc.	-	86,135
(Increase) decrease in:
Accounts receivable	(271,174)	-
Unbilled revenue	(102,106)	-
Deferred costs	8,562
Employee advances	(18,750)	-
Other assets	(8981)	-
Increase (decrease) in:
Accounts payable and accrued liabilities	1,335,877	288,525
Deferred revenue	766,298	5,500
Net cash used in operating activities:	(2,002,429)	(1,252,462)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of fixed assets	(17,679)	-
Net cash paid in conjunction with acquisition of Voxpath Holdings, Inc.	-	(50,000)
Net cash received in conjunction with acquisition of ITT	83,807	-
Net cash received in conjunction with acquisition of Razor	3,856	-
Investments acquired	(1,911)	-
Net cash provided by (used in) investing activities:	68,073	(50,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock	476,250	725,000
Proceeds from issuance of convertible debentures	1,750,000	600,000
Repayments of notes payable, related party	(93,878)	128,386
Repayments of related party advances, net	(32,798)	(150,450)
Net cash provided by financing activities	2,099,574	1,302,936

Net increase in cash and cash equivalents	165,218	474
Cash and cash equivalents-beginning of period	14,611	14,137
Cash and cash equivalents-end of period	$179,829	$14,611

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$-	$1,452
Income taxes	$-	$-

Common stock issued for services rendered	$481,166	$1,464,000
Beneficial conversion feature attributable to convertible debentures	$1,637,429	$192,200
Fair value of vested options issued for services rendered	$890,280	$2,461,217
Fair value of warrants issued for services rendered	$454,654	$-
Common stock issued in conjunction with merger with Voxpath Holdings, Inc	$-	$36,135
Common stock issued in conjunction with acquisition of ITT	$13,650,000	$-
Common stock issued in conjunction with acquisition of Razor	$8,000,000	$-

The accompanying notes are an integral part of these consolidated financial statements

THERETIREMENTSOLUTION.COM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A summary of the significant accounting policies applied in the preparation of the accompanying financial statements follows:

Business and basis of Presentation

TheRetirementSolution.Com, Inc. (the "Company") is incorporated on August 10, 2005 under the laws of the State of Nevada. On September 16, 2006, the Company changed its name to TheRetirementSolution.Com, Inc. The Company currently markets directly and through its marketing partners as well as online, certain investor products and services that provide financial and educational information to its prospective customers and to its subscribers. During the year ended March 31, 2008, the Company transitioned from a development stage enterprise to an operating company. While the Company has generated revenues from its sale of products, the Company has incurred expenses, and sustained losses. Consequently, its operations are subject to all risks inherent in the establishment of a new business enterprise. As of March 31, 2008, the Company has accumulated losses of $13,670,628.

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

During the year ended March 31, 2008, the Company acquired Investment Tools and Training, LLC (“ITT); a Utah limited liability company founded on November 9, 2006 and Razor Data, LLC (“Razor”); a Utah limited liability company formed July 23, 2002.

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Voxpath Holdings, Inc., ITT and Razor. All significant inter-company transactions and balances have been eliminated in consolidation.

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

In accordance with SOP 98-5, the Company expensed $86,135 as organization costs

THERETIREMENTSOLUTION.COM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Acquisition of ITT

On January 15, 2008, the Company completed the purchase of all the outstanding membership interests of ITT. The total purchase price was $18,650,000, consisting of an aggregate of 66,600,000 shares of the Company’s common stock and the issuance of convertible promissory notes of $2,000,000.

An aggregate of 54,600,000 shares of the Company’s common stock was issued at the time of closing with the remaining (12,000,000) shares of common stock to be issued over a four year period. The common stock, valued at the date of closing, was $16,650,000 and was not registered under the Securities Act of 1933, as amended.

The promissory notes bear interest at 6% per annum, mature on April 15, 2009 and convert, at the holders’ option, at a conversion price of $0.20 per share.

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations (“SFAS No. 141”), the purchase method of accounting was used to account for the acquisition of ITT. The results of operations of ITT have been included in the Consolidated Statements of Losses since the date of acquisition.

In accordance with SFAS No. 141, the total purchase price was allocated to the estimated fair value, as determined by management, of the assets acquired and liabilities assumed, as follows:

Cash	$83,807
Current assets acquired	32,832
Software	1,676,000
Liabilities assumed	(100,000)
Goodwill acquired	16,957,361
Total purchase price	$18,650,000

The Company identified software as identifiable intangible assets with estimated life of 3 years.

Goodwill in the amount of $16,957,361 represents the excess of the purchase price over the fair value of the net identifiable tangible and intangible assets acquired and their associated costs and expenses.

The following unaudited pro forma results of operations of the Company for the year ended March 31, 2008 assumes that the acquisition of ITT occurred on April 1, 2006. ITT was formed in November 2006 and accordingly, pro forma results of operations relating to ITT include amounts from that date onwards. These unaudited pro forma results may not be representative of the actual results of operations or results of operations in future years.

For the Year Ended March 31,
2008
(unaudited)
Revenue	$684,926
Net loss	(5,524,956)
Loss per common share	(0.03)

Acquisition of Razor

On January 15, 2008, the Company completed the purchase of substantially all of the assets of Razor assumed specified liabilities. The total purchase price was $12,500,000, consisting of an aggregate of 38,000,000 shares of the Company’s common stock and the issuance of convertible promissory notes of $3,000,000.

An aggregate of 32,000,000 shares of the Company’s common stock was issued at the time of closing with the remaining (6,000,000) shares of common stock to be issued on the second and third anniversary of the closing. The common stock, valued at the date of closing, was $9,500,000 and was not registered under the Securities Act of 1933, as amended.

THERETIREMENTSOLUTION.COM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

The promissory notes bear interest at 6% per annum, mature on April 15, 2009 and convert, at the holders’ option, at a conversion price of $0.20 per share.

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations (“SFAS No. 141”), the purchase method of accounting was used to account for the acquisition of Razor. The results of operations of ITT have been included in the Consolidated Statements of Losses since the date of acquisition.

In accordance with SFAS No. 141, the total purchase price was allocated to the estimated fair value, as determined by management, of the assets acquired and liabilities assumed, as follows:

Cash	$3,856
Accounts receivable	325,428
Unbilled revenue	192,569
Deferred costs and prepaid expenses	96,065
Software license	1,244,000
Customer lists	499,747
Non current assets	3,443
Liabilities assumed	(140,920)
Goodwill acquired	10,275,812
Total purchase price	$12,500,000

The Company identified software and customer lists as identifiable intangible assets with estimated life of 6 and 3 years, respectively.

Goodwill in the amount of $10,275,812 represents the excess of the purchase price over the fair value of the net identifiable tangible and intangible assets acquired and their associated costs and expenses.

The following unaudited pro forma results of operations of the Company for the year ended March 31, 2007 assumes that the acquisition of ITT occurred on April 1, 2007. These unaudited pro forma results may not be representative of the actual results of operations or results of operations in future years.

	For the Year Ended March 31,	For the Year Ended March 31,
	2008	2007
	(unaudited)	(unaudited)
Revenue	$5,573,488	$4,453,129
Net Income ( loss)	(2,691,615)	1,760,640
Income (Loss) per common share	(0.02)	0.01

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

THERETIREMENTSOLUTION.COM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Revenue arises from subscriptions to the websites/software, workshops, online workshops and training and coaching/counseling services because the payments are received before the service has been rendered.  We sell our products separately and in various bundles that contain multiple deliverables that include website/data subscriptions, educational workshops, online workshops and training, one-on-one coaching and counseling sessions, along with other products and services. In accordance with EITF 00-21, sales arrangements with multiple deliverables are divided into separate units of accounting if the deliverables in the arrangement meet the following criteria: (i) the product has value to the customer on a standalone basis; (ii) there is objective and reliable evidence of the fair value of undelivered items; and (iii) delivery or performances of any undelivered item is probable and substantially in our control. The fair value of each separate element is generally determined by prices charged when sold separately. In certain arrangements, we offer these products bundled together.  If there is any discount from the combined fair value of the individual elements, the discount is allocated to the portion of the revenues that is attributed to the online courses and training. As per EITF 00-21, if fair value of all undelivered elements in an arrangement exists, but fair value does not exist for a delivered element, then revenue is recognized using the residual method. Under the residual method, the fair value of undelivered elements is deferred and the remaining portion of the arrangement fee (after allocation of 100 percent of any discount to the delivered item) is recognized as revenue.  The deferral policy for each of the different types of revenues is summarized as follows:
Product	Recognition Policy
Live Workshops and Workshop Certificates	Deferred and recognized as the workshop is provided or certificate expires
Online training and courses	Deferred and recognized a.) as the services are delivered, or b.) when usage thresholds are met, or c.) on a straight-line basis over the initial product period
Coaching/Counseling services	Deferred and recognized as services are delivered, or on a straight-line basis over the initial product period
Website/data fees (monthly)	Not Deferred, recognized in the month delivered
Website/data fees (pre-paid subscriptions)	Deferred and recognized on a straight-line basis over the subscription period

As of March 31, 2008 and 2007, the Company’s deferred revenue was $804,452 and $5,500, respectively

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

Property and Equipment

Property and equipment are stated at cost. When retired or otherwise disposed, the related carrying value and accumulated depreciation are removed from the respective accounts and the net difference less any amount realized from disposition, is reflected in earnings. For financial statement purposes, property and equipment are recorded at cost and depreciated using the straight line method over their estimated useful lives as follows:

Office equipment 5 years
Software 3 to 7 years

Advertising Costs

The Company expenses advertising costs as incurred. Advertising expense was $34,331 and $12,500 for the years ended March 31, 2008 and 2007, respectively.

THERETIREMENTSOLUTION.COM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Research and Development

The Company accounts for research and development costs in accordance with the Financial Accounting Standards Board’s Statement of Financial Accounting Standards No. 2 (“SFAS 2”), “Accounting for Research and Development Costs.” Under SFAS 2, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and developments costs are expensed when the contracted work has been performed or as milestone results have been achieved. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred. For the years ended March 31, 2008 and 2007, the Company’s expenditures on research and product development were immaterial.

Reclassification

Certain reclassifications have been made in prior year’s financial statements to conform to classifications used in the current year.

Intangible Assets and Goodwill

The Company accounts for acquisitions in accordance with the provisions of SFAS No. 141, “Business Combinations.” The Company assigns to all identifiable assets acquired (including intangible assets), and to all identifiable liabilities assumed, a portion of the cost of the acquired company equal to the estimated fair value of such assets and liabilities at the date of acquisition. The Company records the excess of the cost of the acquired company over the sum of the amounts assigned to identifiable assets acquired less liabilities assumed, if any, as goodwill.

As a result of the acquisitions of ITT and Razor on January 15, 2008, the Company acquired intangible assets in the aggregate amount of $30,652,920.

The Company allocated $2,920,000 and $499,747 to identifiable intangible assets including a developed software and customer lists, respectively. The remaining $27,233,173 was allocated to goodwill.

The Company amortized its identifiable intangible assets using the straight-line method over their estimated period of benefit.  The estimated useful lives of the developed software and the customer lists are three years. The Company periodically evaluates the recoverability of intangible assets and takes into account events or circumstances that warrant revised estimates of useful lives or indicate that impairment exists.

The Company accounts for and reports acquired goodwill and other intangible assets under SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”). In accordance with SFAS No. 142, the Company tests its intangible assets for impairment on an annual basis and when there is reason to suspect that their values have been diminished or impaired. Any write-downs will be included in results from operations.

Total identifiable intangible assets acquired in the acquisition of ITT and Razor and their carrying values at March 31, 2008 are:

	Gross Carrying Amount	Accumulated Amortization	Net	Residual Value	Weighted average Amortization Period (Years)
Amortized Identifiable intangible assets:
Customer/subscriber lists-Razor	$499,747	$(34,705)	$465,042	$-0-	3
Software license-Razor	1,244,000	(43,194)	1,200,806	-0-	6
Software ITT	1,676,000	(116,389)	1,559,611	-0-	3
Unamortized Identifiable Assets	NONE
Total	$3,419,747	$(194,288)	$3,225,459	$-0-

Total amortization expense charged to operations for the years ended March 31, 2008 and 2007 was $282,325 and $0, respectively. Estimated amortization expense as of March 31, 2008 is as follows:

THERETIREMENTSOLUTION.COM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Year ended March 31,
2009	$932,582
2010	932,582
2011	781,488
2012	207,333
2012 and after	371,473
Total	$3,225,459

The Company does not amortize goodwill. The Company recorded goodwill in the amount of $27,233,173 as a result of the acquisition of Razor Data & IT during the year ended 3/31/08, and 3/31/08, the Company has determined that the value of goodwill has not been impaired based upon managements assessment of operating results and forecasted discounted cash flow.

Impairment of long lived assets

The Company has adopted Statement of Financial Accounting Standards No. 144 (SFAS 144). The Statement requires that long-lived assets and certain identifiable intangibles held and used by the Company be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Events relating to recoverability may include significant unfavorable changes in business conditions, recurring losses, or a forecasted inability to achieve break-even operating results over an extended period. The Company evaluates the recoverability of long-lived assets based upon forecasted undiscounted cash flows. Should impairment in value be indicated, the carrying value of intangible assets will be adjusted, based on estimates of future discounted cash flows resulting from the use and ultimate disposition of the asset. SF AS No. 144 also requires assets to be disposed of is reported at the lower of the carrying amount or the fair value less costs to sell.

Fair value of financial instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of March 31, 2008 and 2007. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash and accounts payable. Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

Concentrations of Credit Risk

Financial instruments and related items which potentially subject the Company to concentrations of credit risk consist primarily of cash, cash equivalents and trade receivables. The Company places its cash and temporary cash investments with credit quality institutions. At times, such investments may be in excess of the FDIC insurance limit. The Company periodically reviews its trade receivables in determining its allowance for doubtful accounts. The allowance for refunds was $6,200 and $-0- at March 31, 2008 and 2007, respectively.

Website Development Costs

The Company recognizes website development costs in accordance with Emerging Issue Task Force ("EITF") No. 00-02, "Accounting for Website Development Costs." As such, the Company expenses all costs incurred that relate to the planning and post implementation phases of development of its website. Direct costs incurred in the development phase are capitalized and recognized over the estimated useful life. Costs associated with repair or maintenance for the website are included in cost of net revenues in the current period expenses. During the years ended March 31, 2008 and 2007, the Company did not capitalize any costs associated with the website development.

THERETIREMENTSOLUTION.COM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Software Development Costs

The Company accounts for software development costs intended for sale in accordance with SFAS No. 86, Accounting for Costs of Computer Software to be Sold, Leased, or Otherwise Marketed (“SFAS 86”). SFAS No. 86 requires product development costs to be charged to expense as incurred until technological feasibility is attained and all other research and development activities for the hardware components of the product have been completed. Technological feasibility is attained when the planning, design and testing phase related to the development of the Company’s software has been completed and the software has been determined viable for its intended use, which typically occurs when beta testing commences.

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

For the year ended March 31, 2008, the Company did not grant stock options to employees and consultants. The fair value of options granted in previous years vesting during the year ended March 31, 2008 of $824,400 was recorded as a current period charge to earnings.

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

THERETIREMENTSOLUTION.COM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Income taxes

The Company follows Statement of Financial Accounting Standard No.109, Accounting for Income Taxes (SFAS No.109) for recording the provision for income taxes. Deferred tax assets and liabilities are computed based upon the difference between the financial statement and income tax basis of assets and liabilities using the enacted marginal tax rate applicable when the related asset or liability is expected to be realized or settled. Deferred income tax expenses or benefits are based on the changes in the asset or liability during each period. If available evidence suggests that it is more likely than not that some portion or all of the deferred tax assets will not be realized, a valuation allowance is required to reduce the deferred tax assets to the amount that is more likely than not to be realized. Future changes in such valuation allowance are included in the provision for deferred income taxes in the period of change. Deferred income taxes may arise from temporary differences resulting from income and expense items reported for financial accounting and tax purposes in different periods. Deferred taxes are classified as current or non-current, depending on the classification of assets and liabilities to which they relate. Deferred taxes arising from temporary differences that are not related to an asset or liability are classified as current or non-current depending on the periods in which the temporary differences are expected to reverse

At March 31, 2008, the Company has available for federal income tax purposes a net operating loss carry forward of approximately $13,700,000, expiring in the year 2023, that may be used to offset future taxable income. The Company has provided a valuation reserve against the full amount of the net operating loss benefit, since in the opinion of management based upon the earnings history of the Company; it is more likely than not that the benefits will not be realized. Due to significant changes in the Company's ownership, the future use of its existing net operating losses may be limited. Components of deferred tax assets as of March 31, 2008 are as follows:

Noncurrent:
Net operating loss carryforward	$4,660,000
Valuation allowance	$(4,660,000)
Net deferred tax asset	-

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

Liquidity

As shown in the accompanying consolidated financial statements, the Company incurred a net loss of $7,374,409 for the year ended March 31, 2008. The Company's current liabilities exceeded its current assets by $3,205,871 as of March 31, 2008.

Cash and Cash Equivalents

For purposes of the statement of cash flows, cash includes demand deposits, saving accounts and money market accounts. The Company considers all highly liquid debt instruments with maturities of three months or less when purchased to be cash equivalents.

Loss per Share

The Company has adopted Statement of Financial Accounting Standard No. 128, "Earnings Per Share," specifying the computation, presentation and disclosure requirements of earnings per share information. Basic earnings per share have been calculated based upon the weighted average number of common shares outstanding. Stock options and warrants have been excluded as common stock equivalents in the diluted earnings per share because they are either antidilutive, or their effect is not material.

THERETIREMENTSOLUTION.COM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent Accounting Pronouncements

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115” (“SFAS No. 159”).  SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value.  Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities” applies to all entities with available-for-sale and trading securities.  SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007.  Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provision of SFAS No. 157, “Fair Value Measurements”.  The adoption of SFAS No. 159 is not expected to have a material impact on its consolidated financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 141(R), "Business Combinations" ("SFAS No. 141(R)"), which establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in an acquiree, including the recognition and measurement of goodwill acquired in a business combination. SFAS No. 141R is effective as of the beginning of the first fiscal year beginning on or after December 15, 2008. Earlier adoption is prohibited and the Company is currently evaluating the effect, if any that the adoption will have on its consolidated financial position results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interest in Consolidated Financial Statements, an amendment of ARB No. 51” (“SFAS No. 160”), which will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity within the consolidated balance sheets. SFAS No. 160 is effective as of the beginning of the first fiscal year beginning on or after December 15, 2008. Earlier adoption is prohibited and the Company is currently evaluating the effect, if any that the adoption will have on its consolidated financial position results of operations or cash flows.

In June 2007, the Accounting Standards Executive Committee issued Statement of Position 07-1, “Clarification of the Scope of the Audit and Accounting Guide Investment Companies and Accounting by Parent Companies and Equity Method Investors for Investments in Investment Companies” (“SOP 07-1”). SOP 07-1 provides guidance for determining whether an entity is within the scope of the AICPA Audit and Accounting Guide Investment Companies (the “Audit Guide”). SOP 07-1 was originally determined to be effective for fiscal years beginning on or after December 15, 2007, however, on February 6, 2008, FASB issued a final Staff Position indefinitely deferring the effective date and prohibiting early adoption of SOP 07-1 while addressing implementation issues.

In June 2007, the FASB ratified the consensus in EITF Issue No. 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services to be Used in Future Research and Development Activities” (EITF 07-3), which requires that nonrefundable advance payments for goods or services that will be used or rendered for future research and development (R&D) activities be deferred and amortized over the period that the goods are delivered or the related services are performed, subject to an assessment of recoverability. EITF 07-3 will be effective for fiscal years beginning after December 15, 2007. The Company does not expect that the adoption of EITF 07-3 will have a material impact on its consolidated financial position, results of operations or cash flows.

In December 2007, the FASB ratified the consensus in EITF Issue No. 07-1, “Accounting for Collaborative Arrangements” (EITF 07-1). EITF 07-1 defines collaborative arrangements and requires collaborators to present the result of activities for which they act as the principal on a gross basis and report any payments received from (made to) the other collaborators based on other applicable authoritative accounting literature, and in the absence of other applicable authoritative literature, on a reasonable, rational and consistent accounting policy is to be elected. EITF 07-1 also provides for disclosures regarding the nature and purpose of the arrangement, the entity’s rights and obligations, the accounting policy for the arrangement and the income statement classification and amounts arising from the agreement. EITF 07-1 will be effective for fiscal years beginning after December 15, 2008, which will be the Company’s fiscal year 2009, and will be applied as a change in accounting principle retrospectively for all collaborative arrangements existing as of the effective date. The Company has not yet evaluated the potential impact of adopting EITF 07-1 on our consolidated financial position, results of operations or cash flows.

THERETIREMENTSOLUTION.COM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent Accounting Pronouncements (continued)

In March 2008, the FASB” issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment to FASB Statement No. 133” (“SFAS No. 161”).  SFAS No. 161 is intended to improve financial standards for derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance, and cash flows.  Entities are required to provide enhanced disclosures about: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  It is effective for financial statements issued for fiscal years beginning after November 15, 2008, with early adoption encouraged.  We are currently evaluating the impact of SFAS No. 161, if any, will have on our consolidated financial position, results of operations or cash flows.

In April 2008, the FASB issued FSP No. FAS 142-3,“Determination of the Useful Life of Intangible Assets”. This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142,“Goodwill and Other Intangible Assets”.  We are required to adopt FSP 142-3 on September 1, 2009, earlier adoption is prohibited.  The guidance in FSP 142-3 for determining the useful life of a recognized intangible asset shall be applied prospectively to intangible assets acquired after adoption, and the disclosure requirements shall be applied prospectively to all intangible assets recognized as of, and subsequent to, adoption.  We are currently evaluating the impact of FSP 142-3 on our consolidated financial position, results of operations or cash flows.

In May 2008, the FASB issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles" ("SFAS No. 162").  SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (the GAAP hierarchy).  SFAS No. 162 will become effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board amendments to AU Section 411, "The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles."  We do not expect the adoption of SFAS No. 162 will have a material effect on our consolidated financial position, results of operations or cash flows.

In May 2008, the FASB issued FSP Accounting Principles Board ("APB") 14-1 "Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) " ("FSP APB 14-1").  FSP APB 14-1 requires the issuer of certain convertible debt instruments that may be settled in cash (or other assets) on conversion to separately account for the liability (debt) and equity (conversion option) components of the instrument in a manner that reflects the issuer's non-convertible debt borrowing rate.  FSP APB 14-1 is effective for fiscal years beginning after December 15, 2008 on a retroactive basis.  We are currently evaluating the potential impact, if any, of the adoption of FSP APB 14-1 on our consolidated financial position, results of operations or cash flows.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC did not, or are not believed by management to, have a material impact on the Company’s present or future consolidated financial statements.

THERETIREMENTSOLUTION.COM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008

2. PROPERTY AND EQUIPMENT

The Company’s property and equipment at March 31, 2008 and 2007 consist of the following:

	March 31, 2008	March 31, 2007
Software	$2,920,000	$-
Computer equipment	4,211	-
Office equipment	23,568	2,673
	2,947,779	2,673
Less accumulated depreciation	(169,198)	(1,194)
	$2,778,581	$1,479

Depreciation expense charged to operations amounted to $164,020 and $985 for the years ended March 31, 2008 and 2007, respectively.

3. CUSTOMERS LIST

The Company’s customers list at March 31, 2008 and 2007 consist of the following:

	March 31, 2008	March 31, 2007
Customers list	$499,747	$-
Less accumulated amortization	(34,705)	-
	$465,042	$-

The Company recorded amortization expense from the date of acquisition to March 31, 2008 of $34,705 during the year ended March 31, 2008.

4. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities consisted of the following at March 31, 2008 and 2007:

	March 31, 2008	March 31, 2007
Accounts payable	$723,695	$109,705
Accrued consulting payable	591,548	89,900
Accrued interest payable	178,856	70,471
Accrued payroll taxes	23,420	20,004
Accrued salaries and wages	175,485	95,752
Subscription royalties payable and other	-	51
	$1,693,004	$385,883

THERETIREMENTSOLUTION.COM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008

5. NOTES PAYABLE

A summary of notes payable at March 31, 2008 and 2007 are as follows:

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

At March 31, 2008 and 2007, balances consist of the following:

	March 31, 2008	March 31, 2007
Convertible promissory note	$182,085	$250,000
Note payable to related party	102,423	128,386
	284,508	378,386
Less: current portion	(284,508)	(312,556)
Long-term debt	$-	$65,830

Aggregate maturities of long-term debt at March 31, 2008 are as follows:

Period Ending December 31,
2008	$263,171
2009	21,337
Total	$284,508

THERETIREMENTSOLUTION.COM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008

6. CONVERTIBLE DEBENTURES

In April 2007, the Company issued 1,800,000 shares of common stock in exchange for convertible debentures totaling $450,000.

In March 2008, the Company issued 666,666 shares of common stock in exchange for convertible debentures totally $100,000

In May of 2007, the following convertible debentures were issued:

Convertible Debenture #1

In June 2006, the Company received $50,000 in exchange for a Convertible Debenture (“Debenture”) that matures on September 15, 2006. The Debenture bears interest at a rate of 10% and will be convertible into 200,000 shares of the Company’s common stock, at a conversion rate of $.25 per share. Interest will also be converted into common stock at a conversion rate of $.25 per share. The Debenture holder converted in May 2007.

Convertible Debenture #2

In July 2006, the Company received $50,000 in exchange for a Convertible Debenture (“Debenture”) that matures on September 15, 2006. The Debenture bears interest at a rate of 10% and will be convertible into 200,000 shares of the Company’s common stock, at a conversion rate of $.25 per share. Interest will also be converted into common stock at a conversion rate of $.25 per share. The Debenture holder converted in May 2007.

Convertible Debenture #3

In July 2006, the Company received $50,000 in exchange for a Convertible Debenture (“Debenture”) that matures on September 15, 2006. The Debenture bears interest at a rate of 10% and will be convertible into 200,000 shares of the Company’s common stock, at a conversion rate of $.25 per share. Interest will also be converted into common stock at a conversion rate of $.25 per share. The Debenture holder converted in May 2007.

In accordance with Emerging Issues Task Force Issue 98-5, Accounting for Convertible Securities with a Beneficial Conversion Features or Contingently Adjustable Conversion Ratios (“EITF 98-5”), the Company recognized an imbedded beneficial conversion feature present in Convertible Note #2, and #3. The Company allocated a portion of the proceeds equal to the intrinsic value of that feature to additional paid-in capital. The Company recognized and measured an aggregate of $48,000 of the proceeds, which is equal to the intrinsic value of the imbedded beneficial conversion feature, to additional paid-in capital and a discount against the Convertible Note. The debt discount attributed to the beneficial conversion feature is charged to current period operations as interest expense.

Convertible Debenture #4

In August 2006, the Company received $50,000 in exchange for a Convertible Debenture (“Debenture”) that matures on September 15, 2006. The Debenture bears interest at a rate of10% and will be convertible into 200,000 shares of the Company’s common stock, at a conversion rate of $.25 per share. Interest will also be converted into common stock at a conversion rate of $.25 per share. The Debenture holder converted in May 2007.

Convertible Debenture #5

In August 2006, the Company received $25,000 in exchange for a Convertible Debenture (“Debenture”) that matures on September 15, 2006. The Debenture bears interest at a rate of 10% and will be convertible into 100,000 shares of the Company’s common stock, at a conversion rate of $.25 per share. Interest will also be converted into common stock at a conversion rate of $.25 per share. The Debenture holder converted in May 2007.

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

THERETIREMENTSOLUTION.COM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008

6. CONVERTIBLE DEBENTURES (continued)

Convertible Debenture #6

In September and October 2006, the Company received $55,000 and $45,000, respectively, in exchange for a Convertible Debenture (“Debenture”) that matures on September 15, 2006. The Debenture bears interest at a rate of 10% and will be convertible into 400,000 shares of the Company’s common stock, at a conversion rate of $.25 per share. Interest will also be converted into common stock at a conversion rate of $.25 per share. The Debenture holders converted in May 2007.

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

Convertible Debenture #7

In October 2006, the Company received $25,000 in exchange for a Convertible Debenture (“Debenture”) that matures on October 15, 2006. The Debenture bears interest at a rate of 10% and will be convertible into 100,000 shares of the Company’s common stock, at a conversion rate of $.25 per share. Interest will also be converted into common stock at a conversion rate of $.25 per share. The Debenture holder converted in May 2007.

In accordance with Emerging Issues Task Force Issue 98-5, Accounting for Convertible Securities with a Beneficial Conversion Features or Contingently Adjustable Conversion Ratios (“EITF 98-5”), the Company recognized an imbedded beneficial conversion feature present in Convertible Note #7. The Company allocated a portion of the proceeds equal to the intrinsic value of that feature to additional paid-in capital. The Company recognized and measured an aggregate of $4,000 of the proceeds, which is equal to the intrinsic value of the imbedded beneficial conversion feature, to additional paid-in capital and a discount against the Convertible Note. The debt discount attributed to the beneficial conversion feature is charged to current period operations as interest expense.

Convertible Debenture #8

In January 2007, the Company received $50,000 in exchange for a Convertible Debenture (“Debenture”) that matures in February 2007. The Debenture bears interest at a rate of 10% and will be convertible into 200,000 shares of the Company’s common stock, at a conversion rate of $.25 per share. Interest will also be converted into common stock at a conversion rate of $.25 per share. The Debenture holder converted in May 2007.

In accordance with Emerging Issues Task Force Issue 98-5, Accounting for Convertible Securities with a Beneficial Conversion Features or Contingently Adjustable Conversion Ratios (“EITF 98-5”), the Company recognized an imbedded beneficial conversion feature present in Convertible Note #8. The Company allocated a portion of the proceeds equal to the intrinsic value of that feature to additional paid-in capital. The Company recognized and measured an aggregate of $12,000 of the proceeds, which is equal to the intrinsic value of the imbedded beneficial conversion feature, to additional paid-in capital and a discount against the Convertible Note. The debt discount attributed to the beneficial conversion feature is charged to current period operations as interest expense.

Convertible Debenture #9

In January 2007, the Company received $50,000 in exchange for a Convertible Debenture (“Debenture”) that matures in February 2007. The Debenture bears interest at a rate of 10% and will be convertible into 200,000 shares of the Company’s common stock, at a conversion rate of $.25 per share. Interest will also be converted into common stock at a conversion rate of $.25 per share. The Debenture holder converted in May 2007.

In accordance with Emerging Issues Task Force Issue 98-5, Accounting for Convertible Securities with a Beneficial Conversion Features or Contingently Adjustable Conversion Ratios (“EITF 98-5”), the Company recognized an imbedded beneficial conversion feature present in Convertible Note #9. The Company allocated a portion of the proceeds equal to the intrinsic value of that feature to additional paid-in capital. The Company recognized and measured an aggregate of $12,000 of the proceeds, which is equal to the intrinsic value of the imbedded beneficial conversion feature, to additional paid-in capital and a discount against the Convertible Note. The debt discount attributed to the beneficial conversion feature is charged to current period operations as interest expense.

THERETIREMENTSOLUTION.COM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008

6. CONVERTIBLE DEBENTURES (continued)

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

THERETIREMENTSOLUTION.COM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008

6. CONVERTIBLE DEBENTURES (continued)

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

THERETIREMENTSOLUTION.COM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008

6. CONVERTIBLE DEBENTURES (continued)

Convertible Debenture #25

In October 2007, the Company received $250,000 in exchange for a Convertible Debenture (Debenture) that matures on March 31, 2008. The Debenture bears an interest rate of 12% and is convertible into the Company's common stock at the greater of $0.10 per share. (Note in default.)

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

Convertible Debenture #26

In January 2008, the Company received $50,000 in exchange for a Convertible Debenture (“Debenture”) that matures in March 31, 2008. The Debenture bears interest at a rate of 10% and will be convertible into 100,000 shares of the Company’s common stock, at a conversion rate of $.15 per share. Interest will also be converted into common stock at a conversion rate of $.25 per share.

In accordance with Emerging Issues Task Force Issue 98-5, Accounting for Convertible Securities with a Beneficial Conversion Features or Contingently Adjustable Conversion Ratios (“EITF 98-5”), the Company recognized an imbedded beneficial conversion feature present in Convertible Note #26. The Company allocated a portion of the proceeds equal to the intrinsic value of that feature to additional paid-in capital. The Company recognized and measured an aggregate of $20,000 of the proceeds, which is equal to the intrinsic value of the imbedded beneficial conversion feature, to additional paid-in capital and a discount against the Convertible Note. The debt discount attributed to the beneficial conversion feature is charged to current period operations as interest expense

In connection with the issuance of the convertible debenture, the Company is to issue 100,000 shares of common stock. The common stock was valued at the date of the related convertible debenture and charged to current period operations as financing costs.

Convertible Debenture #27

In February 2008, the Company received $50,000 in exchange for a Convertible Debenture (“Debenture”) that matures in May 2011. The Debenture bears interest at a rate of 10% and will be convertible into 100,000 shares of the Company’s common stock, at a conversion rate of $.15 per share. Interest will also be converted into common stock at a conversion rate of $.25 per share.

In accordance with Emerging Issues Task Force Issue 98-5, Accounting for Convertible Securities with a Beneficial Conversion Features or Contingently Adjustable Conversion Ratios (“EITF 98-5”), the Company recognized an imbedded beneficial conversion feature present in Convertible Note #26. The Company allocated a portion of the proceeds equal to the intrinsic value of that feature to additional paid-in capital. The Company recognized and measured an aggregate of $13,333 of the proceeds, which is equal to the intrinsic value of the imbedded beneficial conversion feature, to additional paid-in capital and a discount against the Convertible Note.

In connection with the issuance of the convertible debenture, the Company is to issue 100,000 shares of common stock. The common stock was valued at the date of the related convertible debenture.

The total debt discount attributed to the beneficial conversion feature of $32,333 is charged operations ratably over the note term as interest expense

Convertible Promissory Notes (related party)

In conjunction with the acquisitions of ITT and Razor, the Company issued $5,000,000 in convertible promissory notes that matures on April 15, 2009. The Notes bears interest at a rate of 6% and are convertible into 20,000,000 shares of the Company’s common stock, at a conversion rate of $0.25 per share at any time at the holders’ option. The convertible promissory notes are held by current employees of ITT and Razor.

THERETIREMENTSOLUTION.COM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008

6. CONVERTIBLE DEBENTURES (continued)

In accordance with Emerging Issues Task Force Issue 98-5, Accounting for Convertible Securities with a Beneficial Conversion Features or Contingently Adjustable Conversion Ratios (“EITF 98-5”), the Company recognized an imbedded beneficial conversion feature present in the Convertible Promissory Notes. The Company allocated a portion of the proceeds equal to the intrinsic value of that feature to additional paid-in capital. The Company recognized and measured an aggregate of $1,250,000 of the proceeds, which is equal to the intrinsic value of the imbedded beneficial conversion feature, to additional paid-in capital and a discount against the Convertible Note. The debt discount attributed to the beneficial conversion feature is amortized ratably to operations as interest expense over the term of the promissory note.

For the year ended March 31, 2008, the Company amortized $208,333 to current period operations as interest expense.

At March 31, 2008 and 2007, balances consisted of the following:

	March 31, 2008	March 31, 2007
Convertible debenture #1	$-	$50,000
Convertible debenture #2	-	50,000
Convertible debenture #3	-	50,000
Convertible debenture #4	-	50,000
Convertible debenture #5	-	25,000
Convertible debenture #6	-	100,000
Convertible debenture #7	-	25,000
Convertible debenture #8	-	50,000
Convertible debenture #9	-	50,000
Convertible debenture #10	100,000	-
Convertible debenture #11	50,000	-
Convertible debenture #12	100,000	-
Convertible debenture #13	50,000	-
Convertible debenture #14	125,000	-
Convertible debenture #15	100,000	-
Convertible debenture #16	50,000	-
Convertible debenture #17	150,000	-
Convertible debenture #18	200,000	-
Convertible debenture #19	200,000	-
Convertible debenture #20	50,000	-
Convertible debenture #21	25,000	-
Convertible debenture #22	25,000	-
Convertible debenture #23	50,000	-
Convertible debenture #24	25,000	-
Convertible debenture #25	250,000	-
Convertible debenture #26	50,000	-
Convertible debenture #27, net of unamortized debt discount of $32,333	17,667	-
Convertible promissory notes, net of unamortized debt discount of $1,041,667, related party	3,958,333	-
Total	5,576,000	450,000
Less: current portion	1,600,000	450,000
Long term portion	$17,667	$-
Long term portion, related party	$3,958,333	$-

THERETIREMENTSOLUTION.COM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008

7. RELATED PARTY TRANSACTIONS

The Company advanced funds to two related parties. The advances are non-interest bearing and have no repayment terms. The related parties consist of two corporations related to the Company through common ownership. At March 31, 2008 and 2007, due from related parties balance was $147,600 and $99,574, respectively. The advances are secured by common stock of the company controlled by the related party. At March 31, 2008 and 2007, due to related party was $158,789 and $43,561, respectively.

In addition, as described in note 6 above, the Company issued an aggregate of $5,000,000 in convertible promissory notes in connection with the acquisition of ITT and Razor. The noteholders are current employees of the Company’s consolidated group.

The Company is under a contract with a related party corporation whereby the related party provides marketing and promotional activity in exchange for 20% of gross revenue from sales of the related corporation’s products and services. Contained within the contract are a minimum number of subscribers the Company is required to maintain to ensure exclusivity.

8. OPERATING LEASE COMMITMENTS

In June 2007, the Company entered into a lease agreement for office space under an operating lease agreement (Agreement). Under the Agreement, minimum monthly lease payments of $11,267 (including utilities and operating expenses) are required, continuing on a month-to-month basis until July 29, 2010. The first payment began in July 2007. A security deposit in the amount of $33,800 is required to be maintained on deposit with the landlord and has been capitalized as an asset on the balance sheet. The unused portion of the security deposit will be returned to the Company, after expiration of the term of the lease and delivery to the landlord of possession of the premises in accordance with the provisions of the Agreement.

The minimum future lease rentals under this agreement are as follows:

Period Ending March 31,
2009	$159,036
2010	159,036
2011	53,012
$371,084

In March 2008, the Company entered into a lease agreement for office space under a sublease agreement (“sublease”). Under the sublease, minimum monthly lease payments of $18,210 are required with payments escalating annually through September 30, 2010. The first payment began April 15, 2008.

The future minimum lease rentals under this sublease are as follows:

Period Ending March 31,
2009	$221,252
2010	227,889
2011	115,914
$565,055

The rent expense for all leases for the year ended March 31, 2008 and 2007 was $159,481 and $28,800, respectively.

THERETIREMENTSOLUTION.COM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008

9. COMMON STOCK

The Company is authorized to issue 700,000,000 shares of common stock with par value $.001 per share. As of March 31, 2008, the Company had 237,602,806 shares of common stock issued and outstanding.

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

411,525 shares of common stock were issued to Noteholder for forbearance of collecting the debt owed by the Company.

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

During the year ended March 31, 2008, the Company issued common stock as follows:

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

In October 2007, the Company received $250,000 in exchange for a Convertible Debenture (Debenture) that matures on March 31, 2008. The Debenture bears an interest rate of 12% and is convertible into the Company's common stock at the greater of $0.10 per share. The Debt was immediately converted to 375,000 shares of the Company’s common stock.

THERETIREMENTSOLUTION.COM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008

9. COMMON STOCK (continued)

In January 2008, the Company issued 685,108 shares of its common stock in settlement of accrued interest on convertible debentures.

In January 2008, the Company issued 54,600,000 and 32,000,000 shares of its common stock in connection with the acquisition of ITT and Razor, respectively.

In March 2008, the Company issued 200,000 shares in connection with the issuance of convertible debentures.

In March 2008, the Company issued 666,666 shares of its common stock in exchange for $100,000 convertible debenture.

10. COMMITMENTS AND CONTINGENCIES

Employment and Consulting Agreements

The Company has consulting agreements with outside contractors to provide certain marketing and financial advisory services. The Agreements are generally for a term of 12 months from inception and renewable automatically from year to year unless either the Company or Consultant terminates such engagement by written notice.

Concentrations

Revenue to one customer represented approximately 64.43% of the Company’s total revenue for the year ended March 31, 2008.

Litigation

The Company may be subject to legal proceedings and claims which arise in the ordinary course of its business. Although occasional adverse decisions or settlements may occur, the Company believes that the final disposition of such matters should not have a material adverse effect on its financial position, results of operations or liquidity. The Company had no pending legal proceedings or claims as of March 31, 2008.

Pending Legal Action

On May 16th 2008 S. Wheeland, the former C.E.O of The Retirement Solution, Inc., the predecessor private company, to the current public entity, TheRetirementSolution.com, Inc, filed suit against the Company for unpaid severance compensation. The Civil Action Number 1:08-cv-01917-MBS was filed in South Carolina and claims unpaid severance pay stemming from an employment agreement that provided one year’s severance pay upon his departure. The company is defending this action and currently is in negotiation to settle his claims.

11. LOSS PER COMMON SHARE

The following table presents the computation of basic and diluted loss per share for the year ended March 31, 2008 and 2007:

	March 31, 2008	March 31, 2007
Net loss available for common shareholders	$(7,374,409)	$(5,751,024)
Loss per share (basic and assuming dilution)	$(0.04)	$(0.05)

Weighted average common shares outstanding
Basic	166,722,981	121,851,000
Fully diluted	166,722,981	121,851,000

Fully-diluted weighted-average common shares outstanding are not utilized in the calculation of loss per common share as the effect would be anti-dilutive, decreasing the reported loss per common share.

THERETIREMENTSOLUTION.COM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008

12. INCOME TAXES

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

At March 31, 2008, the Company has available for federal income tax purposes a net operating loss carryforward of approximately $13,700,000, expiring in the year 2026, that may be used to offset future taxable income. The Company has provided a valuation reserve against the full amount of the net operating loss benefit, since in the opinion of management based upon the earnings history of the Company; it is more likely than not that the benefits will not be realized. Due to significant changes in the Company's ownership, the future use of its existing net operating losses may be limited. Components of deferred tax assets as of March 31, 2007 are as follows:

Noncurrent:
Net operating loss carryforward	$4,660,000
Valuation allowance	(4,660,000)
Net deferred tax asset	$-

The total provision differs from the amount that would be obtained by applying the federal statutory rate of 34% to income before income taxes, as follows:

Expected tax provision (benefit)	$(4,660,000)
Effect of:
State income taxes, net of federal benefit	-
Net operating loss carryforward	2,326,000
Increase in valuation allowance	2,334,000
Graduated rates	-
$4,660,000

THERETIREMENTSOLUTION.COM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008

13. STOCK OPTIONS AND WARRANTS

Employee Stock Options

The following table summarizes the changes in employee stock options outstanding and the related prices for the shares of the Company’s common stock issued to employees of the Company under a non-qualified employee stock option plan at March 31, 2008:

	Options Outstanding			Options Exercisable
			Weighted		Weighted
		Weighted	Average		Average
		Average	Exercise		Exercise
Range of	Number of	Remaining	Price of	Number of	Price of
Exercise	Shares	Contractual	Outstanding	Shares	Exercisable
Prices	Outstanding	Life (Years)	Options	Exercisable	Options

$0.25	1,330,490	1.29	$0.25	1,330,490	$0.25
$0.41	6,000,000	8.82	0.41	3,250,000	$0.41
$0.42	1,500,000	8.86	0.42	1,083,333	$0.42
	8,830,490	7.70	$0.39	5,663,823	$0.38

Transactions involving stock options issued to employees are summarized as follows:

Weighted
Average
	Number of	Exercise
	Shares	Price

Options outstanding at August 10, 2005 (date of inception)	-	$-
Granted	-	-
Exercised	-	-
Cancelled or expired	-	-
Options outstanding at March 31, 2006	-	-
Granted	9,890,123	0.373
Exercised	-	-
Cancelled or expired	(1,059,633)	0.25
Options outstanding at March 31, 2007	8,830,490	0.388
Granted	-	-
Exercised	-	-
Cancelled or expired	-	-
Options outstanding at March 31, 2008	8,830,490	$0.388

THERETIREMENTSOLUTION.COM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008

13. STOCK OPTIONS AND WARRANTS (continued)

During the year ended March 31, 2007, the Company granted 8,830,490 (net of 1,059,633) employee stock options with an exercise price from $0.25 to $0.42 expiring three to ten years from issuance. The fair value of the vested amounts (determined as described below) of $1,440,776 was charged to earnings in the year ended March 31, 2007. The fair value of the vested amounts (determined as described below) of $824,400 was charged to earnings in the year ended March 31, 2008.

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

Non-Employee Stock Options

The following table summarizes the changes in options outstanding and the related prices for the shares of the Company’s common stock issued to consultants and non-employees of the Company at September 30, 2007:

	Options Outstanding			Options Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
Exercise	Number	Contractual	Exercise	Number of	Exercise
Prices	Outstanding	Life (Years)	Price	Exercisable	Price
$0.22	2,000,000	7.75	$0.22	300,000	$0.22
$0.25	2,469,135	3.29	0.25	2,469,135	0.25
$0.33	20,000	1.74	0.33	20,000	0.33
$0.42	500,000	2.11	0.42	500,000	0.42
	4,989,135	4.96	$0.36	3,289,135	$0.29

Transactions involving stock options issued to consultants and non-employees are summarized as follows:

THERETIREMENTSOLUTION.COM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008

13. STOCK OPTIONS AND WARRANTS (continued)

		Weighted
		Average
	Number of	Price
	Shares	Per Share

Options outstanding at August 10, 2005 (date of inception)	-	$-
Granted	-	-
Exercised	-	-
Cancelled or expired	-	-
Options outstanding at March 31, 2006	-	-
Granted	5,458,270	0.266
Exercised	-	-
Cancelled or expired	-	-
Options outstanding at March 31, 2007	5,458,270	0.266
Granted	2,000,000	0.22
Exercised	-	-
Cancelled or expired	(2,469,135)	(.25)
Options outstanding at March 31, 2008	4,989,135	$0.29

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

During the year ended March 31, 2008, the Company granted 2,000,000 non-employee stock options with an exercise price of $0.22 expiring approximately eight years from issuance. The fair value of the vested amounts (determined as described below) of $65,880 was charged to current period earnings.

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

THERETIREMENTSOLUTION.COM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008

13. STOCK OPTIONS AND WARRANTS (continued)

Warrants

The following table summarizes the changes in warrants outstanding and the related prices for the shares of the Company’s common stock issued to shareholders at March 31, 2008:

	Warrants Outstanding			Warrants Exercisable
Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
Exercise	Number	Contractual	Exercise	Number	Exercise
Price	Outstanding	Life (Years)	Price	Exercisable	Price

$0.22	195,000	2.10	$0.22	195,000	$0.22
$0.50	3,602,500	2.08	$0.50	3,602,500	$0.50

Transactions involving the Company’s warrant issuance are summarized as follows:

Weighted
Average
	Number of	Price
	Shares	Per Share

Warrants outstanding at August 10, 2005 (date of inception)	-	$-
Granted	-	-
Exercised	-	-
Cancelled or expired	-	-
Warrants outstanding at March 31, 2006	-	-
Granted	1,750,000	0.50
Exercised	-	-
Cancelled or expired	-	-
Warrants outstanding at March 31, 2007	1,750,000	0.50
Granted	2,047,500	0.48
Exercised	-	-
Cancelled or expired	-	-
Warrants outstanding at March 31, 2008	3,797,500	$0.49

Warrants granted in conjunction with the sale of common stock during the year ended March 31, 2007, totaling 1,750,000 were issued in connection with the private placement of the Company’s common stock. The warrants are exercisable until three years after the date of issuance at a purchase price of $0.50 per share.

THERETIREMENTSOLUTION.COM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008

13. STOCK OPTIONS AND WARRANTS (continued)

 Warrants granted in conjunction with the sale of common stock during the nine months ended December 31, 2007, totaling 952,500 were issued in connection with the private placement of the Company’s common stock. The warrants are exercisable until three years after the date of issuance at a purchase price of $0.50 per share.

Warrants granted during year ended March 31, 2008 totaling 900,000 were issued in connection with debt financing. The warrants are exercisable until three years after the date of issuance at a purchase price of $0.50 per share. The fair value of the warrants at the date of issuance was determined using the Black-Scholes Option Pricing Method with the following assumptions: dividend yield: -0-%; volatility: 207.57%; risk free interest rate: 4.53%.

Warrants granted during year ended March 31, 2008 totaling 195,000 were issued in connection with services rendered. The warrants are exercisable until three years after the date of issuance at a purchase price of $0.22 per share. The fair value of the warrants at the date of issuance was determined using the Black-Scholes Option Pricing Method with the following assumptions: dividend yield: -0-%; volatility: 153.18%; risk free interest rate: 4.64%.

14. GOING CONCERN MATTERS

The Company’s financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred significant losses which have resulted in an accumulated deficit of $13,670,628 at March 31, 2008 which raises substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty.

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

15. SUBSEQUENT EVENTS

Employment Contract

On June 30, 2008, the Company entered into an Amended and Restated Employment Agreement (the “Agreement”) with Nicholas S. Maturo, the Company’s Chairman of the Board and Chief Executive Officer of Company since January 23, 2007.

The Agreement extends the term of Mr. Maturo’s employment for five (5) years, as may be extended or earlier terminated pursuant to the terms and conditions of the Agreement and provides for automatic renewals for successive three (3) year periods unless, prior to the 90th calendar day preceding the expiration of the then existing term, either Company or Mr. Maturo provide written notice to the other that it elects not to renew the term

Based on performance criteria to be agreed upon between the Board of Directors and Mr. Maturo at the beginning of each operating year and for the duration of the term, Mr. Maturo’s salary will be increased to $300,000, effective January 23, 2008, $400,000, effective January 23, 2009 and $500,000, effective January 23, 2010 for the duration of the term, subject to any additional increases on the recommendations of the Compensation Committee of the Board of Directors or the Board of Directors, as applicable.

THERETIREMENTSOLUTION.COM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008

15. SUBSEQUENT EVENTS (continued)

Additionally, Mr. Maturo the following equity compensation from Company (collectively, the “Equity Compensation”) upon xecution of the Agreement:

(a)
an option to purchase 6,000,000 shares of common stock of the Company, with options to purchase 3,000,000 shares fully vested, options to purchase 1,500,000 shares vesting on January 23, 2009 and the remaining options to purchase 1,500,000 shares vesting on January 23, 2010, with a exercise price of $0.42 per share, and a cashless exercise feature;

(b)	5,000,000 shares of restricted common stock of the Company granted and fully-vested as of the date of the Agreement, with the Company paying all associated tax obligations on behalf of the Employee;

(c)
In addition to the salary and the equity compensation, Mr. Maturo will be entitled to receive an annual cash bonus equal to at least 50% and up to 100% of the salary, subject to the recommendations of the Compensation Committee of the Board of Directors or the Board of Directors, as applicable, based upon performance criteria to be agreed upon between the Compensation Committee of the Board of Directors or the Board of Directors, as applicable, and Mr. Maturo at the beginning of each operating year of the Company during the term; and

(d)
Mr. Maturo also shall be entitled to receive incentive bonuses upon the closing of strategic acquisitions, joint ventures or other strategic transactions and/or relationships which are intended to accrue a significant benefit to the Company, by the Company, as recommended by the Compensation Committee of the Board of Directors or the Board of Directors, as applicable, to be agreed upon between the Compensation Committee of the Board of Directors or the Board of Directors, as applicable, and Mr. Maturo during the Term.

Resignation of Board of Director member

On June 27, 2008, the Company received the resignation of Mr. J. Christopher Albanese as a member of the Company’s Board of Directors. The resignation did not contain any reason for his departure from the Board of Directors. Mr. Albanese has been General Counsel of American Capital Partners, LLC, an investment banking firm, since August 2002 and was appointed to the Company’s Board of Directors on October 5, 2007.

Marketing and Advertising agreement

On July 2, 2008, TheRetirementSolution.com, Inc. (the “Company”) entered into an agreement with Allied Global Ventures, LLC (“AGV”) pursuant to which AGV will provide the Company with up to $1,000,000 of funding for marketing and advertising campaigns related to the sale of the Company’s investor education products and services.

Advances of the funds will be evidenced by promissory notes payable to AGV within six months after each respective funding date, together with a 20% premium and will be secured, in the aggregate, for the entire $1 million of funding, by approximately 12 million shares of the Company’s common stock. The notes will be convertible at any time, at the election of AGV, at a price of $0.10 per share.

Completion of Private Placement Financing.

On February 6th 2008 the Company opened $4,000,000 Private Placement with American Capital Partners, LLP (ACP) as the placement agent. A total of $400,000 in new working capital was raised as a result of the offering. The offering closed on May 6th 2008 after the optional 30 days extension was exercised by the Company and ACP. The terms of the offering were Units at $50,000 per unit, wherein each unit consisted of a 3 year convertible debenture earning 10% annually for $50,000, convertible at 40.15 per share. In addition each unit was accompanied by a grant of 100,000 shares of the Company’s common stock. In addition the company committed to file a registration within 45 days from the close of the offering on a best efforts basis. As part of the offering one convertible debenture holder from the bridge financing in May 2007 converted $100,000 of his debenture into the new offering. In addition three other convertible debenture holders from the bridge financing of May 2007 retired a total of $225,000 of their notes by converting them into common stock at $0.10 per share for a total of 2,250,000 shares.

THERETIREMENTSOLUTION.COM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008

15. SUBSEQUENT EVENTS (continued)

Convertible debentures

On May 6th 2008 the Company issued $500,000 in new convertible debentures in connection with the Private Placement that closed on May 6th, 2008. $100,000 of this amount was from a single holder of the convertible debenture issued from May 2007 in the bridge financing conducted at that time

On June 17, 2008 the Company issued a convertible debenture for $50,000 which bears interest at 5% annually and matures in three years. The note is convertible into common stock at $0.08 per share. This note was for $50,000 in additional working capital that was accepted by the Company on June 17th 2008.

On July 3rd, 2008 the Company issued second convertible note for $500,000 which bears interest at 5% annually and matures in three years. The note is convertible into common stock at $0.08 per share. This note was for $500,000 that was accepted by the Company on July 7th 2008.

Issuance of common stock

On April 10th 2008 the Company issued 6,900,000 shares of common stock for Private Placement equity awards, financing costs, payment for consulting services and conversions of the convertible debentures.

On April 16th 2008 the company issued 466,667 shares of common stock in payment of interest due to the holders of convertible debentures issued and outstanding.

On June 30th 208 the Company issued 5,000,000 shares of common stock to Nicholas S. Maturo, the C.E.O., in conjunction with his revised employment agreement.

On June 30th 2008 the company also issued 4,500,000 shares of common stock to selected consultants for services under the contracts in place.

On July 1, 2008 the company issued 500,000 shares of common stock for the balance of the Private Placement equity awards.

Pending Legal Action

On May 16th 2008 S. Wheeland, the former C.E.O of The Retirement Solution, Inc., the predecessor private company, to the current public entity, TheRetirementSolution.com, Inc, filed suit against the Company for unpaid severance compensation. The Civil Action Number 1:08-cv-01917-MBS was filed in South Carolina and claims unpaid severance pay stemming from an employment agreement that provided one year’s severance pay upon his departure. The company is defending this action and currently is in negotiation to settle his claims.

Settlement

On May 2, 2008, the Company signed a Settlement and Release Agreement to settle a Website Licensing Agreement dated March 20, 2002 (as amended) whereby the parties were to provide certain website hosting and data feed services. The settlement requires the Company to pay approximately $43,000 in fees relating to the period from April 2008 through May 2008.

Changes in Key Personnel

On August 4th 2008 Shawn Lucas, Director of Education and Technology, ITT, resigned his position and terminated his employment with the Company. The Company entered into a Separation Agreement whereby Mr. Lucas received certain assets that he contributed at the time of the acquisition of ITT including a bank account and interest in “Pro form Trading”. In addition the company agreed to pay a $31,000 to Mr. Lucas at the rate of $2,000 per month all due at the end of 1 year and bearing interest at the rate of 10% annually.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THERETIREMENTSOLUTION.COM, INC.

Dated: August14_, 2008	By:	/s/ Nicholas S. Maturo
Nicholas S. Maturo Chief Executive Officer (Principal Executive Officer)

Dated: August 14, 2008	By:	/s/ William Kosoff
William Kosoff President and Chief Financial Officer (Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Nicholas S. Maturo	Chief Executive Officer and Chairman of the Board	August 14, 2008
Nicholas S. Maturo	(Principal Executive Officer)

/s/ William Kosoff	President, Chief Financial Officer and Director	August 14, 2008
William Kosoff	(Principal Financial Officer)

/s/ Louis Sagar	Director	August 14, 2008
Louis Sagar