Form 10-Q
period 2008-06-30
TheRetirementSolution.com, Inc.
filed 2008-08-19
CIK 862651

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
 (Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

As of August 19, 2008, there were 254,969,473 shares of common stock, par value $.001 per share, outstanding.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

THERETIREMENTSOLUTION.COM, INC.
FORM 10-QSB
QUARTERLY PERIOD ENDED JUNE 30, 2008

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

THERETIREMENTSOLUTION.COM, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	March 31,
	2008	2008
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$303,763	$179,829
Accounts receivable, net	16,189	601,102
Unbilled revenue	6,216	294,675
Deferred costs	44,031	84,952
Employee advances	77,250	18,750
Due from related party	147,600	147,600
Prepaid expenses	18,210	6,064
Other current assets	1,789	1,911
Total current assets	615,048	1,334,883

Property, plant and equipment, net of accumulated depreciation of $362,087 and $169,198 as of June 30, 2008 and March 31, 2008, respectively	2,585,692	2,778,581

Other assets:
Deposits	33,800	33,800
Customers list, net of accumulated amortization of $76,350 and $34,705 as of June 30, 2008 and March 31, 2008, respectively	423,397	465,042
Goodwill	27,233,173	27,233,173

Total assets	$30,891,110	$31,845,479

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$1,435,828	$1,693,005
Deferred revenue	597,068	804,452
Due to related party	75,576	158,789
Convertible debentures, current portion	1,175,000	1,600,000
Convertible debentures, current portion-related party	4,207,785	-
Notes payable, current portion	284,508	284,508
Total current liabilities	7,775,765	4,540,754

Long term debt:
Convertible debentures, long term portion	291,840	17,667
Convertible debentures, long term portion-related party	-	3,958,333

Total liabilities	8,067,605	8,516,754
STOCKHOLDERS' EQUITY
Common stock, par value $0.001; 700,000,000 shares authorized; 254,469,473 and 237,602,806 issued and outstanding as of June 30, 2008 and March 31, 2008, respectively	254,469	237,603
Additional paid in capital	34,385,529	32,240,750
Common shares to be issued	4,560,605	4,521,000
Deferred compensation	(264,603)	-
Accumulated deficit	(16,112,495)	(13,670,628)
Total stockholders' equity	22,823,505	23,328,725

Total liabilities and stockholders' equity	$30,891,110	$31,845,479

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

THERETIREMENTSOLUTION.COM, INC.
CONDENSED CONSOLIDATED STATEMENT OF LOSSES
(unaudited)

	Three months ended June 30,
	2008	2007
Revenue, net:
Subscription revenue	$607,143	$14,385
Training revenue	$313,214	-
Services and other	4,500	-
Total revenue	924,857	14,385

Cost of revenue	825,014	-

Net profit	99,843	14,385

Operating costs:
Selling, general and administrative	1,798,277	1,375,096
Depreciation and amortization	234,535	227
Total operating expenses	2,032,812	1,375,323

Net loss from operations	(1,932,969)	(1,360,938)

Other income (expense):
Interest, net	(512,914)	(1,493,939)
Other	4,016	-

Net loss before provision for income taxes	(2,441,867)	(2,854,877)

Income taxes (benefit)	-	-

NET LOSS	$(2,441,867)	$(2,854,877)

Loss per common share-basic and assuming fully diluted	$(0.01)	$(0.02)

Weighted average number of common shares outstanding-basic and assuming fully diluted	244,129,180	145,858,088

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

THERETIREMENTSOLUTION.COM, INC.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	Three months ended June 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,441,867)	$(2,854,877)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	234,534	227
Common stock issued for services rendered	1,070,000	239,841
Beneficial conversion features in connection with the issuance of convertible debentures	353,775	1,073,429
Fair value of vested options issued for services rendered	206,100	206,100
Fair value of warrants issued in settlement of debt	-	393,750
Amortization of deferred compensation	10,397	-
(Increase) decrease in:
Accounts receivable	584,913	-
Unbilled revenue	288,459	-
Deferred costs	40,921
Employee advances	(58,500)	-
Other assets	(12,024)	(33,800)
Increase (decrease) in:
Accounts payable and accrued liabilities	(162,177)	(107,497)
Deferred revenue	(207,384)	(5,500)
Net cash used in operating activities:	(92,853)	(1,088,327)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of fixed assets	-	(2,000)
Net cash provided by (used in) investing activities:	-	(2,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock	-	476,251
Proceeds from issuance of convertible debentures	300,000	1,300,000
Repayments of notes payable, related party	-	(83,732)
Repayments of related party advances, net	(83,213)	(93,239)
Net cash provided by financing activities	216,787	1,599,280

Net increase in cash and cash equivalents	123,934	508,953
Cash and cash equivalents-beginning of period	179,829	14,611
Cash and cash equivalents-end of period	$303,763	$523,564

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$-	$33,686
Income taxes	$-	$-

Common stock issued for services rendered	$1,070,000	$239,841
Beneficial conversion feature attributable to convertible debentures	$353,775	$1,073,429
Fair value of vested options issued for services rendered	$206,100	$206,100
Fair value of warrants issued for settlement of debt	$-	$393,750

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

THERETIREMENTSOLUTION.COM, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A summary of the significant accounting policies applied in the preparation of the accompanying financial statements follows:

Business and basis of Presentation

TheRetirementSolution.Com, Inc. (the "Company") was incorporated on August 10, 2005 under the laws of the State of Nevada. On September 16, 2006, the Company changed its name to TheRetirementSolution.Com, Inc. The Company currently markets directly and through its marketing partners as well as online, certain investor products and services that provide financial and educational information to its prospective customers and to its subscribers. During the year ended March 31, 2008, the Company transitioned from a development stage enterprise to an operating company. While the Company has generated revenues from its sale of products, the Company has incurred expenses, and sustained losses. Consequently, its operations are subject to all risks inherent in the establishment of a new business enterprise. As of June 30, 2008, the Company has accumulated losses of $16,112,495.

On August 30, 2006, the Company entered into a Share Purchase Agreement (“Agreement”) with Voxpath Holdings, Inc. (“Voxpath”). Prior to the merger, Voxpath was an inactive corporation with no significant assets and liabilities. As a result of the Agreement, there was a change in control of the public entity. In accordance with SFAS No. 141, Voxpath was the acquiring entity. While the transaction is accounted for using the purchase method of accounting, in substance the Agreement is a recapitalization of Voxpath’s capital structure. For accounting purposes, the Company accounted for the transaction as a reverse acquisition and Voxpath is the surviving entity. The value of the net assets acquired was $0. The Company did not recognize goodwill or any intangible assets in connection with the transaction. Effective with the Agreement, all previously outstanding shares of common stock were exchanged for an aggregate of 99,999,998 shares of the Company’s common stock. The value of the stock issued was the historical cost of the Company’s net tangible assets, which did not differ materially from their fair value. The total consideration paid was $86,135.

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

In accordance with SOP 98-5, the Company expensed $86,135 as organization costs

THERETIREMENTSOLUTION.COM, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Acquisition of ITT

On January 15, 2008, the Company completed the purchase of all the outstanding membership interests of ITT. The total purchase price was $18,650,000, consisting of an aggregate of 66,600,000 shares of the Company’s common stock and the issuance of convertible promissory notes of $2,000,000.

An aggregate of 54,600,000 shares of the Company’s common stock was issued at the time of closing with the remaining 12,000,000 shares of common stock to be issued over a four year period. The common stock, valued at the date of closing, was $16,650,000 and was not registered under the Securities Act of 1933, as amended.

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

Acquisition of Razor

On January 15, 2008, the Company completed the purchase of substantially all of the assets of Razor and assumed specified liabilities. The total purchase price was $12,500,000, consisting of an aggregate of 38,000,000 shares of the Company’s common stock and the issuance of convertible promissory notes of $3,000,000.

An aggregate of 32,000,000 shares of the Company’s common stock was issued at the time of closing with the remaining 6,000,000 shares of common stock to be issued on the second and third anniversary of the closing. The common stock, valued at the date of closing, was $9,500,000 and was not registered under the Securities Act of 1933, as amended.

The promissory notes bear interest at 6% per annum, mature on April 15, 2009 and convert, at the holders’ option, at a conversion price of $0.20 per share.

THERETIREMENTSOLUTION.COM, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

THERETIREMENTSOLUTION.COM, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008

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

As of June 30, 2008 and March 31, 2008, the Company’s deferred revenue was $597,068 and $804,452, respectively

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

Advertising Costs

The Company expenses advertising costs as incurred. Advertising expense was $5,970 and $7,641 for the three month period ended June 30, 2008 and 2007, respectively.

THERETIREMENTSOLUTION.COM, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Research and Development

The Company accounts for research and development costs in accordance with the Financial Accounting Standards Board’s Statement of Financial Accounting Standards No. 2 (“SFAS 2”), “Accounting for Research and Development Costs.” Under SFAS 2, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and developments costs are expensed when the contracted work has been performed or as milestone results have been achieved. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred. For the three month period ended June 30, 2008 and 2007, the Company’s expenditures on research and product development were immaterial.

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

Total identifiable intangible assets acquired in the acquisition of ITT and Razor and their carrying values at June 30, 2008 are:

	Gross Carrying Amount	Accumulated Amortization	Net	Residual Value	Weighted average Amortization Period (Years)
Amortized Identifiable intangible assets:
Customer/subscriber lists-Razor	$499,747	$(76,350)	$423,397	$-0-	3
Software license-Razor	1,244,000	(95,028)	1,148,972	-0-	6
Software ITT	1,676,000	(256,055)	1,419,945	-0-	3
Unamortized Identifiable Assets	NONE
Total	$3,419,747	$(427,433)	$2,992,314	$-0-

Total amortization expense charged to operations for the three month period ended June 30, 2008 and 2007 was $233,146 and $0, respectively. Estimated amortization expense as of June 30, 2008 is as follows:

THERETIREMENTSOLUTION.COM, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Year ending March 31,
2009	$699,436
2010	932,582
2011	781,488
2012	207,333
2012 and after	371,475
Total	$2,992,314

The Company does not amortize goodwill. The Company recorded goodwill in the amount of $27,233,173 as a result of the acquisition of Razor Data & IT during the year ended March 31, 2008, the Company has determined that the value of goodwill has not been impaired based upon managements assessment of operating results and forecasted discounted cash flow.

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

Fair value of financial instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of June 30, 2008 and March 31, 2008. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash and accounts payable. Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

Concentrations of Credit Risk

Financial instruments and related items which potentially subject the Company to concentrations of credit risk consist primarily of cash, cash equivalents and trade receivables. The Company places its cash and temporary cash investments with credit quality institutions. At times, such investments may be in excess of the FDIC insurance limit. The Company periodically reviews its trade receivables in determining its allowance for doubtful accounts. The allowance for refunds was $1,299 and $6,200 at June 30, 2008 and March 31, 2008, respectively.

Website Development Costs

The Company recognizes website development costs in accordance with Emerging Issue Task Force ("EITF") No. 00-02, "Accounting for Website Development Costs." As such, the Company expenses all costs incurred that relate to the planning and post implementation phases of development of its website. Direct costs incurred in the development phase are capitalized and recognized over the estimated useful life. Costs associated with repair or maintenance for the website are included in cost of net revenues in the current period expenses. During the three month period ended June 30, 2008 and 2007, the Company did not capitalize any costs associated with the website development.

THERETIREMENTSOLUTION.COM, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008

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

For the three month period ended June 30, 2008 and 2007, the Company did not grant stock options to employees and consultants. The fair value of options granted in previous years vesting during the three month period ended June 30, 2008 and 2007 of $206,100 was recorded as a current period charge to earnings.

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

Income taxes

The Company follows Statement of Financial Accounting Standard No.109, Accounting for Income Taxes (SFAS No.109) for recording the provision for income taxes. Deferred tax assets and liabilities are computed based upon the difference between the financial statement and income tax basis of assets and liabilities using the enacted marginal tax rate applicable when the related asset or liability is expected to be realized or settled. Deferred income tax expenses or benefits are based on the changes in the asset or liability during each period. If available evidence suggests that it is more likely than not that some portion or all of the deferred tax assets will not be realized, a valuation allowance is required to reduce the deferred tax assets to the amount that is more likely than not to be realized. Future changes in such valuation allowance are included in the provision for deferred income taxes in the period of change. Deferred income taxes may arise from temporary differences resulting from income and expense items reported for financial accounting and tax purposes in different periods. Deferred taxes are classified as current or non-current, depending on the classification of assets and liabilities to which they relate. Deferred taxes arising from temporary differences that are not related to an asset or liability are classified as current or non-current depending on the periods in which the temporary differences are expected to reverse

THERETIREMENTSOLUTION.COM, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

At June 30, 2008, the Company has available for federal income tax purposes a net operating loss carry forward of approximately $16,100,000, expiring in the year 2023, that may be used to offset future taxable income. The Company has provided a valuation reserve against the full amount of the net operating loss benefit, since in the opinion of management based upon the earnings history of the Company; it is more likely than not that the benefits will not be realized. Due to significant changes in the Company's ownership, the future use of its existing net operating losses may be limited. Components of deferred tax assets as of June 30, 2008 are as follows:

Noncurrent:
Net operating loss carryforward	$5,500,000
Valuation allowance	$(5,500,000)
Net deferred tax asset	-

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

Liquidity

As shown in the accompanying unaudited condensed consolidated financial statements, the Company incurred a net loss of $2,441,867 for the three month period ended June 30, 2008. The Company's current liabilities exceeded its current assets by $7,160,717 as of June 30, 2008.

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

Recent Accounting Pronouncements

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115” (“SFAS No. 159”).  SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value.  Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities” applies to all entities with available-for-sale and trading securities.  SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007.  Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provision of SFAS No. 157, “Fair Value Measurements”.  The adoption of SFAS No. 159 did not have a material impact on its consolidated financial position, results of operations or cash flows.

THERETIREMENTSOLUTION.COM, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008

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

THERETIREMENTSOLUTION.COM, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008

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

2. PROPERTY AND EQUIPMENT

The Company’s property and equipment at June 30, 2008 and March 31, 2008 consist of the following:

	June 30, 2008	March 31, 2008
Software	$2,920,000	$2,920,000
Computer equipment	4,211	4,211
Office equipment	23,568	23,568
	2,947,779	2,947,779
Less accumulated depreciation	(362,087)	(169,198)
	$2,585,692	$2,778,581

Depreciation expense charged to operations amounted to $192,889 and $227 for the three month period ended June 30, 2008 and 2007, respectively.

THERETIREMENTSOLUTION.COM, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008

3. CUSTOMERS LIST

The Company’s customers list at June 30, 2008 and March 31, 2008 consist of the following:

	June 30, 2008	March 31, 2008
Customers list	$499,747	$499,747
Less accumulated amortization	(76,350)	(34,705)
	$423,397	$465,042

The Company recorded amortization expense for the three month period ended June 30, 200 and 2007 of $41,645 and $-0-, respectively.

4. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities consisted of the following at June 30, 2008 and March 31, 2008:

	June 30, 2008	March 31, 2008
Accounts payable	$621,292	$723,695
Accrued consulting payable	280,562	591,548
Accrued interest payable	268,132	178,856
Accrued payroll taxes	10,878	23,420
Accrued salaries and wages	254,964	175,485
	$1,435,828	$1,693,004

5. NOTES PAYABLE

A summary of notes payable at June 30, 2008 and March 31, 2008 are as follows:

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

THERETIREMENTSOLUTION.COM, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008

5. NOTES PAYABLE (continued)

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

At June 30, 2008 and March 31, 2008, balances consist of the following:

	June 30, 2008	March 31, 2008
Convertible promissory note	$182,085	$182,085
Note payable to related party	102,423	102,423
	284,508	284,508
Less: current portion	(284,508)	(284,508)
Long-term debt	$-	$-

6. CONVERTIBLE DEBENTURES

In April 2008, the Company issued 3,350,000 shares of common stock in exchange for convertible debentures totaling $375,000.

Convertible Debenture #1

In May 2007, the Company received $100,000 in exchange for a Convertible Debenture (Debenture) that matured on August 31, 2007. The Debenture bears an interest rate of 12% and is convertible into the Company's common stock at the greater of $0.25 per share or 67.5% of the average 10 previous trade days prior to conversion. During the three month period ended June 30, 2008, the debenture was exchanged for a convertible debenture (see convertible debenture #19 below)

Convertible Debenture #2

In May 2007, the Company received $50,000 in exchange for a Convertible Debenture (Debenture) that matured on August 31, 2007. The Debenture bears an interest rate of 12% and is convertible into the Company's common stock at the greater of $0.25 per share or 67.5% of the average 10 previous trade days prior to conversion. (Note in default.)

Convertible Debenture #3

In May 2007, the Company received $100,000 in exchange for a Convertible Debenture (Debenture) that matured on August 31, 2007. The Debenture bears an interest rate of 12% and is convertible into the Company's common stock at the greater of $0.25 per share or 67.5% of the average 10 previous trade days prior to conversion. The note converted to common stock during the three month period ended June 30, 2008.

Convertible Debenture #4

In May 2007, the Company received $50,000 in exchange for a Convertible Debenture (Debenture) that matured on August 31, 2007. The Debenture bears an interest rate of 12% and is convertible into the Company's common stock at the greater of $0.25 per share or 67.5% of the average 10 previous trade days prior to conversion. (Note in default.)

THERETIREMENTSOLUTION.COM, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008

6. CONVERTIBLE DEBENTURES (continued)

Convertible Debenture #5

In May 2007, the Company received $125,000 in exchange for a Convertible Debenture (Debenture) that matured on August 31, 2007. The Debenture bears an interest rate of 12% and is convertible into the Company's common stock at the greater of $0.25 per share or 67.5% of the average 10 previous trade days prior to conversion. (Note in default.)

Convertible Debenture #6

In May 2007, the Company received $100,000 in exchange for a Convertible Debenture (Debenture) that matured on August 31, 2007. The Debenture bears an interest rate of 12% and is convertible into the Company's common stock at the greater of $0.25 per share or 67.5% of the average 10 previous trade days prior to conversion. (Note in default.)

Convertible Debenture #7

In May 2007, the Company received $50,000 in exchange for a Convertible Debenture (Debenture) that matured on August 31, 2007. The Debenture bears an interest rate of 12% and is convertible into the Company's common stock at the greater of $0.25 per share or 67.5% of the average 10 previous trade days prior to conversion. (Note in default.)

Convertible Debenture #8

In May 2007, the Company received $150,000 in exchange for a Convertible Debenture (Debenture) that matured on August 31, 2007. The Debenture bears an interest rate of 12% and is convertible into the Company's common stock at the greater of $0.25 per share or 67.5% of the average 10 previous trade days prior to conversion. (Note in default.)

Convertible Debenture #9

In May 2007, the Company received $200,000 in exchange for a Convertible Debenture (Debenture) that matured on August 31, 2007. The Debenture bears an interest rate of 12% and is convertible into the Company's common stock at the greater of $0.25 per share or 67.5% of the average 10 previous trade days prior to conversion. The note converted to common stock during the three month period ended June 30, 2008.

Convertible Debenture #10

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

Convertible Debenture #12

In May 2007, the Company received $25,000 in exchange for a Convertible Debenture (Debenture) that matured on August 31, 2007. The Debenture bears an interest rate of 12% and is convertible into the Company's common stock at the greater of $0.25 per share or 67.5% of the average 10 previous trade days prior to conversion. The note converted to common stock during the three month period ended June 30, 2008.

THERETIREMENTSOLUTION.COM, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008

6. CONVERTIBLE DEBENTURES (continued)

Convertible Debenture #13

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

Convertible Debenture #16

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

THERETIREMENTSOLUTION.COM, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008

6. CONVERTIBLE DEBENTURES (continued)

Convertible Debenture #17

In January 2008, the Company received $50,000 in exchange for a Convertible Debenture (“Debenture”) that matures in March 31, 2008. The Debenture bears interest at a rate of 10% and will be convertible into 333,333 shares of the Company’s common stock, at a conversion rate of $.15 per share. Interest will also be converted into common stock at a conversion rate of $.25 per share.

In accordance with Emerging Issues Task Force Issue 98-5, Accounting for Convertible Securities with a Beneficial Conversion Features or Contingently Adjustable Conversion Ratios (“EITF 98-5”), the Company recognized an imbedded beneficial conversion feature present in Convertible Note #17. The Company allocated a portion of the proceeds equal to the intrinsic value of that feature to additional paid-in capital. The Company recognized and measured an aggregate of $20,000 of the proceeds, which is equal to the intrinsic value of the imbedded beneficial conversion feature, to additional paid-in capital and a discount against the Convertible Note. The debt discount attributed to the beneficial conversion feature is charged to current period operations as interest expense

In connection with the issuance of the convertible debenture, the Company is to issue 100,000 shares of common stock. The common stock was valued at the date of the related convertible debenture and charged to current period operations as financing costs.

Convertible Debenture #18

In February 2008, the Company received $50,000 in exchange for a Convertible Debenture (“Debenture”) that matures in May 2011. The Debenture bears interest at a rate of 10% and will be convertible into 333,333 shares of the Company’s common stock, at a conversion rate of $.15 per share. Interest will also be converted into common stock at the conversion rate of $.15 per share.

In accordance with Emerging Issues Task Force Issue 98-5, Accounting for Convertible Securities with a Beneficial Conversion Features or Contingently Adjustable Conversion Ratios (“EITF 98-5”), the Company recognized an imbedded beneficial conversion feature present in Convertible Note #18. The Company allocated a portion of the proceeds equal to the intrinsic value of that feature to additional paid-in capital. The Company recognized and measured an aggregate of 32,333 of the proceeds, which is equal to the intrinsic value of the imbedded beneficial conversion feature, to additional paid-in capital and a discount against the Convertible Note.

In connection with the issuance of the convertible debenture, the Company issued or will issue 100,000 shares of common stock. The common stock was valued at the date of the related convertible debenture.

The total debt discount attributed to the beneficial conversion feature of $32,333 is charged operations ratably over the note term as interest expense.

For the three months ended June 30, 2008, the Company amortized $1,624 to current period operations as interest expense.

Convertible Debentures #19

In May 2008, the Company received $250,000 and the cancellation of an existing convertible debenture of $100,000 in exchange for a Convertible Debentures (“Debentures”) that matures in May 2011. The Debentures bears interest at a rate of 10% and will be convertible into 2,333,333 shares of the Company’s common stock, at a conversion rate of $.15 per share. Interest will also be converted into common stock at the conversion rate of $.15 per share.

In accordance with Emerging Issues Task Force Issue 98-5, Accounting for Convertible Securities with a Beneficial Conversion Features or Contingently Adjustable Conversion Ratios (“EITF 98-5”), the Company recognized an imbedded beneficial conversion feature present in Convertible Notes #19. The Company allocated a portion of the proceeds equal to the intrinsic value of that feature to additional paid-in capital. The Company recognized and measured an aggregate of $108,182 of the proceeds, which is equal to the intrinsic value of the imbedded beneficial conversion feature, to additional paid-in capital and a discount against the Convertible Note.

THERETIREMENTSOLUTION.COM, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008

6. CONVERTIBLE DEBENTURES (continued)

In connection with the issuance of the convertible debenture, the Company is to issue 700,000 shares of common stock. The common stock was valued at the date of the related convertible debenture.

The total debt discount attributed to the beneficial conversion feature of $108,182 is charged operations ratably over the note term as interest expense.

For the three months ended June 30, 2008, the Company amortized $5,434 to current period operations as interest expense.

Convertible Debenture #20

In June 2008, the Company received $50,000 in exchange for a Convertible Debenture (“Debenture”) that matures in June 2011. The Debentures bears interest at a rate of 10% and will be convertible into 625,000 shares of the Company’s common stock, at a conversion rate of $.08 per share. Interest will also be converted into common stock at the conversion rate of $.08 per share.

In accordance with Emerging Issues Task Force Issue 98-5, Accounting for Convertible Securities with a Beneficial Conversion Features or Contingently Adjustable Conversion Ratios (“EITF 98-5”), the Company recognized an imbedded beneficial conversion feature present in Convertible Notes #20. The Company allocated a portion of the proceeds equal to the intrinsic value of that feature to additional paid-in capital. The Company recognized and measured an aggregate of $25,000 of the proceeds, which is equal to the intrinsic value of the imbedded beneficial conversion feature, to additional paid-in capital and a discount against the Convertible Note.

For the three months ended June 30, 2008, the Company amortized $297 to current period operations as interest expense.

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

For the three months ended June 30, 2008, the Company amortized $249,452 to current period operations as interest expense.

THERETIREMENTSOLUTION.COM, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008

6. CONVERTIBLE DEBENTURES (continued)

At June 30, 2008 and March 31, 2008, balances consisted of the following:

	June 30, 2008	March 31, 2008
Convertible debenture #1	$-	$100,000
Convertible debenture #2	50,000	50,000
Convertible debenture #3	-	100,000
Convertible debenture #4	50,000	50,000
Convertible debenture #5	125,000	125,000
Convertible debenture #6	100,000	100,000
Convertible debenture #7	50,000	50,000
Convertible debenture #8	150,000	150,000
Convertible debenture #9	-	200,000
Convertible debenture #10	200,000	200,000
Convertible debenture #11	50,000	50,000
Convertible debenture #12	-	25,000
Convertible debenture #13	25,000	25,000
Convertible debenture #14	50,000	50,000
Convertible debenture #15	25,000	25,000
Convertible debenture #16	250,000	250,000
Convertible debenture #17	50,000	50,000
Convertible debenture #18, net of unamortized debt discount of $30,709 and $32,333, respectively	19,291	17,667
Convertible debentures #19, net of unamortized debt discount of $102,748	247,252	-
Convertible debenture #20, net of unamortized debt discount of $24,703	25,297	-
Convertible promissory notes, net of unamortized debt discount of $792,215 and $1,041,667, respectively, related party	4,207,785	3,958,333
Total	5,674,625	5,576,000
Less: current portion	(1,175,000)	(1,600,000)
Less: current portion, related party	(4,207,785)	( -)
Long term portion	$291,840	$17,667
Long term portion, related party	$-	$3,958,333

THERETIREMENTSOLUTION.COM, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008

7. RELATED PARTY TRANSACTIONS

The Company advanced funds to two related parties. The advances are non-interest bearing and have no repayment terms. The related parties consist of two corporations related to the Company through common ownership. At June 30, 2008 and March 31, 2008, due from related parties balance was $147,600. The advances are secured by common stock of the company controlled by the related party. At June 30, 2008 and March 31, 2008, due to related party was $75,576 and $158,789, respectively.

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

Period Ending June 30,
2009	$221,252
2010	227,889
2011	115,914
$565,055

The rent expense for all leases for the three month period ended June 30, 2008 and 2007 was $117,355 and $8,450, respectively.

THERETIREMENTSOLUTION.COM, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008

9. COMMON STOCK

The Company is authorized to issue 700,000,000 shares of common stock with par value $.001 per share. As of June 30, 2008, the Company had 254,469,473 shares of common stock issued and outstanding.

In April 2008, the Company issued 466,667 shares of its common stock in settlement of accrued interest on convertible debentures.

In April 2008, the Company issued 400,000 shares in connection with the issuance of convertible debentures.

In April 2008, the Company issued 3,250,000 shares of its common stock in exchange for $325,000 convertible debenture.

In April 2008, the Company issued an aggregate of 3,250,000 shares of its common stock in exchange for expenses and services rendered.

In June 2008, the Company issued an aggregate of 9,500,000 shares of its common stock in exchange for services rendered.

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

The Agreement extends the term of Mr. Maturo’s employment for five (5) years, as may be extended or earlier terminated pursuant to the terms and conditions of the Agreement and provides for automatic renewals for successive three (3) year periods unless, prior to the 90th calendar day preceding the expiration of the then existing term, either Company or Mr. Maturo provide written notice to the other that it elects not to renew the term.

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

Concentrations

Revenue to one customer represented approximately 27.59% of the Company’s total revenue for the three months ended June 30, 2008. As of May 1, 2008, the Company is billing customers directly and will not have a concentration thereafter.

Litigation

The Company may be subject to legal proceedings and claims which arise in the ordinary course of its business. Although occasional adverse decisions or settlements may occur, the Company believes that the final disposition of such matters should not have a material adverse effect on its financial position, results of operations or liquidity. The Company had no pending legal proceedings or claims as of June 30, 2008.

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

THERETIREMENTSOLUTION.COM, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008

11. LOSS PER COMMON SHARE

The following table presents the computation of basic and diluted loss per share for the three month period ended June 30, 2008 and 2007:

	June 30, 2008	June 30, 2007
Net loss available for common shareholders	$(2,441,867)	$(2,854,877)
Loss per share (basic and assuming dilution)	$(0.01)	$(0.02)

Weighted average common shares outstanding
Basic	244,129,180	145,858,088
Fully diluted	244,129,180	145,858,088

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

At June 30, 2008 the Company has available for federal income tax purposes a net operating loss carryforward of approximately $16,100,000, expiring in the year 2026, that may be used to offset future taxable income. The Company has provided a valuation reserve against the full amount of the net operating loss benefit, since in the opinion of management based upon the earnings history of the Company; it is more likely than not that the benefits will not be realized. Due to significant changes in the Company's ownership, the future use of its existing net operating losses may be limited. Components of deferred tax assets as of June 30, 2008 are as follows:

Noncurrent:
Net operating loss carryforward	$5,500,000
Valuation allowance	(5,500,000)
Net deferred tax asset	$-

The total provision differs from the amount that would be obtained by applying the federal statutory rate of 34% to income before income taxes, as follows:

Expected tax provision (benefit)	$(5,500,000)
Effect of:
State income taxes, net of federal benefit	-
Net operating loss carryforward	4,660,000
Increase in valuation allowance	840,000
Graduated rates	-
$5,500,000

THERETIREMENTSOLUTION.COM, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008

13. STOCK OPTIONS AND WARRANTS

Employee Stock Options

The following table summarizes the changes in employee stock options outstanding and the related prices for the shares of the Company’s common stock issued to employees of the Company under a non-qualified employee stock option plan at June 30, 2008:

	Options Outstanding			Options Exercisable
			Weighted		Weighted
		Weighted	Average		Average
		Average	Exercise		Exercise
Range of	Number of	Remaining	Price of	Number of	Price of
Exercise	Shares	Contractual	Outstanding	Shares	Exercisable
Prices	Outstanding	Life (Years)	Options	Exercisable	Options

$0.25	1,330,490	1.04	$0.25	1,330,490	$0.25
$0.41	6,000,000	8.57	0.41	3,750,000	$0.41
$0.42	1,500,000	8.61	0.42	1,270,833	$0.42
	8,830,490	7.45	$0.39	6,351,323	$0.38

Transactions involving stock options issued to employees are summarized as follows:

		Weighted
		Average
	Number of	Exercise
	Shares	Price

Options outstanding at March 31, 2006	-	$-
Granted	9,890,123	0.373
Exercised	-	-
Cancelled or expired	(1,059,633)	0.25
Options outstanding at March 31, 2007	8,830,490	0.388
Granted	-	-
Exercised	-	-
Cancelled or expired	-	-
Options outstanding at March 31, 2008	8,830,490	0.388
Granted	-	-
Exercised	-	-
Cancelled or expired	-	-
Options outstanding at June 30, 2008	8,830,490	$0.388

THERETIREMENTSOLUTION.COM, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008

13. STOCK OPTIONS AND WARRANTS (continued)

Non-Employee Stock Options

The following table summarizes the changes in options outstanding and the related prices for the shares of the Company’s common stock issued to consultants and non-employees of the Company at June 30, 2008:

	Options Outstanding			Options Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
Exercise	Number	Contractual	Exercise	Number of	Exercise
Prices	Outstanding	Life (Years)	Price	Exercisable	Price
$0.145	500,000	4.95	$0.145	-	$0.145
$0.22	2,000,000	7.50	0.22	300,000	0.22
$0.25	2,469,135	3.04	0.25	2,469,135	0.25
$0.33	20,000	1.49	0.33	20,000	0.33
$0.42	500,000	1.86	0.42	500,000	0.42
	5,489,135	4.71	$0.36	3,289,135	$0.29

Transactions involving stock options issued to consultants and non-employees are summarized as follows:

		Weighted
		Average
	Number of	Price
	Shares	Per Share

Options outstanding at March 31, 2006	-	$-
Granted	5,458,270	0.266
Exercised	-	-
Cancelled or expired	-	-
Options outstanding at March 31, 2007	5,458,270	0.266
Granted	2,000,000	0.22
Exercised	-	-
Cancelled or expired	(2,469,135)	(0.25)
Options outstanding at March 31, 2008	4,989,135	0.29
Granted	500,000	0.145
Exercised	-	-
Cancelled or expired	-	-
Options outstanding at June 30, 2008	5,489,135	$0.36

During the year ended March 31, 2008, the Company granted 2,000,000 non-employee stock options with an exercise price of $0.22 expiring approximately eight years from issuance. The fair value of the vested amounts (determined as described below) of $65,880 was charged to current period earnings.

THERETIREMENTSOLUTION.COM, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008

13. STOCK OPTIONS AND WARRANTS (continued)

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

(a) the expected option life is based on contractual expiration dates

During the three month period ended June 30, 2008, the Company granted 500,000 non-employee stock options with an exercise price of $0.145 in one year and expiring approximately five years from issuance. The fair value of the vested amounts will be determined and charged to current period earnings at the time of vesting.

Warrants

The following table summarizes the changes in warrants outstanding and the related prices for the shares of the Company’s common stock issued to shareholders at June 30, 2008:

	Warrants Outstanding			Warrants Exercisable
Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
Exercise	Number	Contractual	Exercise	Number	Exercise
Price	Outstanding	Life (Years)	Price	Exercisable	Price

$0.22	195,000	1.85	$0.22	195,000	$0.22
$0.50	3,602,500	1.83	$0.50	3,602,500	$0.50

Transactions involving the Company’s warrant issuance are summarized as follows:

THERETIREMENTSOLUTION.COM, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008

13. STOCK OPTIONS AND WARRANTS (continued)

		Average
	Number of	Price
	Shares	Per Share

Warrants outstanding at March 31, 2006	-	$-
Granted	1,750,000	050
Exercised	-	-
Cancelled or expired	-	-
Warrants outstanding at March 31, 2007	1,750,000	0.50
Granted	2,047,500	0.48
Exercised	-	-
Cancelled or expired	-	-
Warrants outstanding at March 31, 2008	3,797,500	0.49
Granted	-	-
Exercised	-	-
Cancelled or expired	-	-
Warrants outstanding at June 30, 2008	3,797,500	$0.49

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

14. GOING CONCERN MATTERS

The Company’s unaudited condensed consolidated financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred significant losses which have resulted in an accumulated deficit of $16,112,495 at June 30, 2008 which raises substantial doubt about the Company’s ability to continue as a going concern. The accompanying unaudited condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty.

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

THERETIREMENTSOLUTION.COM, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008

15. SUBSEQUENT EVENTS

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

Convertible debentures

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

Changes in Key Personnel

On August 4th 2008 Shawn Lucas, Director of Education and Technology, ITT, resigned his position and terminated his employment with the Company. The Company entered into a Separation Agreement whereby Mr. Lucas received a net settlement of $31,000 payable at the rate of $2,000 per month with the remainder due at the end of one year and bearing interest at the rate of 10% annually.

Item 2 - Management’s Discussion and Analysis of Financial condition and results of Operations.

Forward-Looking Statements

This Quarterly Report of Form 10-Q, including this discussion and analysis by management, contains or incorporates forward-looking statements. All statements other than statements of historical fact made in report are forward looking. In particular, the statements herein regarding industry prospects and future results of operations or financial position are forward-looking statements. These forward-looking statements can be identified by the use of words such as “believes,” “estimates,” “could,” “possibly,” “probably,” anticipates,” “projects,” “expects,” “may,” “will,” or “should” or other variations or similar words. No assurances can be given that the future results anticipated by the forward-looking statements will be achieved. Forward-looking statements reflect management’s current expectations and are inherently uncertain. Our actual results may differ significantly from management’s expectations. For factors that may cause actual results to differ from management’s expections, reference should be made to the Company’s Form 10-KSB for the year ended March 31, 2008 filed with the Securities and Exchange Commission and our other periodic filings with the Securities and Exchange Commission.

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

Portfolio Services

We exclusively sell and market proprietary Portfolios developed and compiled by our staff which is led by a senior Financial Analyst using StockDiagnostics.com as well as fundamental and technical analysis. StockDiagnostics.com is a quantitative analysis or computer driven stock market independent research company that provides certain proprietary Operational Cash Flow per share diagnostics charts and stock recommendations. Through the Company’s website, subscribers can access these unique portfolios and use StockDiagnostics.com’s Operational Cash Flow diagnostic charts to diagnose and monitor the health of over 10,000 public U.S. companies. Our subscribers can elect to use these turn-key or ready-made small, mid and large cap portfolios that are provided by the Company and which have been in existence since June 2005. Subscribers can also use the proprietary Operational Cash Flow diagnostics charts to choose stocks to create their own custom portfolios.

No major disposition or purchase of equipment is expected during the next twelve months except for some office furniture and rental of a modest office space.

The table below outlines revenues and significant operating expenses for comparable periods:

Revenues:

	Three Months Ended		Three Months Ended
	June 30, 2008		June 30, 2007		Variance

Subscription revenues	$607,143	65%	$14,385	100%	$592,758	121%
Training revenues	$313,214	33%	-	0%	$313,214	100%
Services and other	4,500	1%	-	0%	4,500	100%
Total	$924,857	100%	$14,385	100%	$910,472	6,329%

Cost of sales:

Cost of sales for the three month period ended June 30, 2008 was $825,014 as compared to $-0- for the same period last year. Our gross profit was $99,843 as compared to $14,385 for same period last year.

Operating Expenses:

A summary of significant operating expenses for the three months ended June 30, 2008 and the three months ended June 30, 2007 follows:

	Three Months		Three Months
	Ended		Ended
	June 30, 2008		June 30, 2007		Variance

Selling, general and administrative	$1,798,277	88%	$1,375,096	100%	$423,181	31%
Depreciation and amortization	234,535	12%	227	-%	234,308	103,219%
Total	$2,032,812	100%	$1,375,323	100%	$657,489	48%

Our selling, general and administrative expenses are up significantly compared to same period last year primarily due to our acquisitions of ITT and Razor which represented $382,386 of the increase. Additionally our stock based compensation for the three month period ended June 30, 2008 was $1,276,100 compared to $206,100 for the three month period ended June 30, 2007.

Depreciation and amortization increase is due to the additional assets acquired with the acquisition of ITT and Razor which represented 99% of the increase.

Liquidity and Capital Resources

As of June 30, 2008, the Company had a working capital deficit of $7,160,717. The Company generated a deficit in cash flow from operating activities of $92,853 for the three month period June 30, 2008. This deficit is primarily attributable to the Company's net loss from operations of $2,441,867 and is partially offset by following: A charge for the value of options issued for services of $206,100, recognition of an imbedded beneficial conversion of convertible debentures of $353,775, stock issued for services of $1,070,000, amortization of deferred compensation costs of $10,397, amortization and depreciation expense of $234,534, and changes in the balances of current assets and liabilities. Accounts receivable and unbilled revenue decreased by 873,372. Accounts payable and accrued liabilities decreased by $162,177 and deferred revenue decreased by $207,384.

The Company met its cash requirements during the three month period ended June 30, 2008 through net proceeds from convertible debentures of $300,000, net with repayments of related party advances of $83,213.

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

We estimate that during the next twelve months we will need approximately $2,000,000 in additional capital to fully implement our business plan. Our business plan encompasses investing behind our business development strategy, our marketing campaigns and in building our business operations. As of the date of this filing, we have minimal operating capital to continue our business and marketing initiatives for the next twelve months. If we are not successful in generating sufficient cash flow from operations or in raising sufficient capital resources to finance our growth, on terms acceptable to us, this could have a material adverse effect on our business, results of operations, liquidity and financial condition, we will have to adjust our planned operations and development on a more limited scale and, ultimately, may cease to continue our business.

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

Revenue Recognition

For revenue from product sales and services, the Company recognizes revenue in accordance with Staff Accounting Bulletin No. 104, Revenue Recognition ("SAB104"), which superseded Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements ("SAB101"). SAB 101 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the selling price is fixed and determinable; and (4) collectability is reasonably assured. Determination of criteria (3) and (4) are based on management's judgments regarding the fixed nature of the selling prices of the products delivered and the collectability of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. The Company defers any revenue for which the product has not been delivered or is subject to refund until such time that the Company and the customer jointly determine that the product has been delivered or no refund will be required. The Company had deferred revenues of $597,068 and $804,452 as of June 30, 2008 and March 31, 2008, respectively. SAB 104 incorporates Emerging Issues Task Force 00-21 ("EITF 00-21"), Multiple-Deliverable Revenue Arrangements. EITF 00-21 addresses accounting for arrangements that may involve the delivery or performance of multiple products, services and/or rights to use assets. The effect of implementing EITF 00-21 on the Company's financial position and results of operations was not significant.

Stock-Based Compensation

On January 1, 2006 we adopted Statement of Financial Accounting Standards No. 123 (revised 2004) "Share-Based Payment" (SFAS 123 (R)) which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including employee stock options and employee stock purchases related to a Employee Stock Purchase Plan based on the estimated fair values. SFAS 123 (R) supersedes the company's previous accounting under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") for the periods beginning fiscal 2006.

We adopted SFAS 123 (R) using the modified prospective transition method, which required the application of the accounting standard as of January 1, 2006. The company's Financial Statements as of and for the year ended March 31, 2007 reflects the impact of SFAS 123(R). In accordance with the modified prospective transition method, the company's Financial Statements for the prior periods have not been restated to reflect, and do not include the impact of SFAS 123 (R). Stock based compensation expense recognized under SFAS 123 (R) for the year ended March 31, 2007 was $1,440,776.

For the three month period ended June 30, 2008 and 2007, we did not grant stock options to employees and consultants. The fair value of options granted in previous years vesting during the three month period ended June 30, 2008 and 2007 of $206,100 was recorded as a current period charge to earnings.

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

Recent Accounting Pronouncements

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115” (“SFAS No. 159”).  SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value.  Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities” applies to all entities with available-for-sale and trading securities.  SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007.  Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provision of SFAS No. 157, “Fair Value Measurements”.  The adoption of SFAS No. 159 did not have a material impact on its consolidated financial position, results of operations or cash flows.

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

In March 2008, the FASB” issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities - an amendment to FASB Statement No. 133” (“SFAS No. 161”).  SFAS No. 161 is intended to improve financial standards for derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance, and cash flows.  Entities are required to provide enhanced disclosures about: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  It is effective for financial statements issued for fiscal years beginning after November 15, 2008, with early adoption encouraged.  We are currently evaluating the impact of SFAS No. 161, if any, will have on our consolidated financial position, results of operations or cash flows.

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

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK – N/A

ITEM 4 – CONTROLS AND PROCEDURES

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

THERETIREMENTSOLUTION.COM, INC.

Dated: August 19, 2008	By:	/s/ Nicholas S. Maturo
Nicholas S. Maturo
Chief Executive Officer
(Principal Executive Officer)

Date: August 19, 2008	By:	/s/ William Kosoff
William Kosoff
President and Chief Financial Officer
(Principal Financial Officer)