Form 10-Q
period 2008-09-30
Global Investor Services, Inc.
filed 2008-11-12
CIK 862651

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
 (Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ________________ to _______________

000-27019
(Commission file number)

Global Investor Services, Inc.
(Exact name of registrant as specified in its charter)

Nevada	87-0369205
(State or other jurisdiction	(IRS Employer
of incorporation or organization)	Identification No.)

110 William Street, 22nd Floor
New York, New York 10038
(Address of principal executive offices)

(212) 227-2242
(Issuer's telephone number)

TheRetirementSolution.com, Inc.
(Former name of Registrant)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of secuirities under a plan confirmed by a court.  Yes ☒ No ☐

As of November 5, 2008, there were 258,574,320 shares of common stock, par value $.001 per share, outstanding.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

GLOBAL INVESTOR SERVICES, INC.
(FORMERLY THERETIREMENTSOLUTION.COM, INC.)
FORM 10-QSB
QUARTERLY PERIOD ENDED SEPTEMBER 30, 2008

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS
GLOBAL INVESTOR SERVICES, INC.
(FORMERLY THERETIREMENTSOLUTION.COM, INC.)
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	March 31,
	2008	2008
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$86,997	$179,829
Accounts receivable, net	29,474	601,102
Unbilled revenue	4,086	294,675
Deferred costs	28,795	84,952
Employee advances	2,000	18,750
Due from related party	147,600	147,600
Prepaid expenses	-	6,064
Other current assets	1,789	1,911
Total current assets	300,741	1,334,883

Property, plant and equipment, net of accumulated depreciation of $554,976 and $169,198 as of September 30, 2008 and March 31, 2008, respectively	2,392,803	2,778,581

Other assets:
Capitalized finance costs, net of amortization of $31,581	78,332	-
Deposits	84,928	33,800
Customers list, net of accumulated amortization of $117,996 and $34,705 as of September 30, 2008 and March 31, 2008, respectively	381,751	465,042
Goodwill	27,233,173	27,233,173

Total assets	$30,471,728	$31,845,479

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$1,383,211	$1,693,005
Deferred revenue	334,777	804,452
Due to related party	33,300	158,789
Advances payable	659,474	-
Convertible debentures, current portion	1,125,000	1,600,000
Convertible debentures, current portion-related party	4,459,978	-
Notes payable, current portion	282,085	284,508
Total current liabilities	8,277,825	4,540,754

Long term debt:
Convertible debentures, long term portion	278,349	17,667
Convertible debentures, long term portion-related party	-	3,958,333

Total liabilities	8,556,174	8,516,754

STOCKHOLDERS' EQUITY
Common stock, par value $0.001; 700,000,000 shares authorized; 258,560,945 and 237,602,806 issued and outstanding as of September 30, 2008 and March 31, 2008, respectively	258,561	237,603
Additional paid in capital	35,046,235	32,240,750
Preferred shares subscribed	500,000	-
Common shares to be issued	4,500,000	4,521,000
Deferred compensation	(296,336)	-
Accumulated deficit	(18,092,906)	(13,670,628)
Total stockholders' equity	21,915,554	23,328,725

Total liabilities and stockholders' equity	$30,471,728	$31,845,479

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

GLOBAL INVESTOR SERVICES, INC
(FORMERLY THERETIREMENTSOLUTION.COM, INC.)
CONDENSED CONSOLIDATED STATEMENT OF LOSSES
(unaudited)

	Three months ended September 30,		Six months ended September 30,
	2008	2007	2008	2007
Revenue, net:
Subscription revenue	$364,040	$2,360	$971,183	$16,745
Training revenue	377,527	-	690,741	-
Services and other	-	-	4,500	-
Total revenue	741,567	2,360	1,666,424	16,745

Cost of revenue	728,694	-	1,553,708	-

Gross profit	12,873	2,360	112,716	16,745

Operating costs:
Selling, general and administrative	1,380,137	716,194	3,178,414	3,558,469
Depreciation and amortization	234,535	994	469,070	1,221
Total operating expenses	1,614,672	717,188	3,647,484	3,559,690

Net loss from operations	(1,601,799)	(714,828)	(3,534,768)	(3,542,945)

Other income (expense):
Interest, net	(378,612)	(46,144)	(891,526)	(72,904)
Other	-	-	4,016	-

Net loss before provision for income taxes	(1,980,411)	(760,972)	(4,422,278)	(3,615,849)

Income taxes (benefit)	-	-	-	-

NET LOSS	$(1,980,411)	$(760,972)	$(4,422,278)	$(3,615,849)

Loss per common share-basic and assuming fully diluted	$(0.01)	$(0.01)	$(0.02)	$(0.02)

Weighted average number of common shares outstanding-basic and assuming fully diluted	255,543,140	147,646,384	249,867,345	145,208,101

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

GLOBAL INVESTOR SERVICES, INC.
(FORMERLY THERETIREMENTSOLUTION.COM, INC.)
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	Six months ended September 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,422,278)	$(3,615,849)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	469,069	1,221
Common stock issued for services rendered	1,162,550	239,841
Beneficial conversion features in connection with the issuance of convertible debentures	642,477	1,073,429
Fair value of vested options issued for services rendered	412,200	412,200
Fair value of warrants issued in settlement of debt	-	393,750
Amortization of financing costs	31,581	-
Amortization of deferred compensation	89,664	-
(Increase) decrease in:
Accounts receivable	571,628	-
Unbilled revenue	290,589	-
Deferred costs	56,157
Employee advances	16,750	-
Other assets	(44,942)	(33,800)
Increase (decrease) in:
Accounts payable and accrued liabilities	(95,251)	(39,839)
Deferred revenue	(469,675)	(5,500)
Net cash used in operating activities:	(1,289,481)	(1,574,547)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of fixed assets	-	(17,679)
Net cash used in investing activities:	-	(17,679)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock	-	476,251
Proceeds from advances	549,561	-
Proceeds from preferred stock subscription	500,000	-
Proceeds from issuance of convertible debentures	275,000	1,300,000
Repayments of notes payable, related party	(2,423)	(88,533)
Repayments of related party advances, net	(125,489)	(93,879)
Net cash provided by financing activities	1,196,649	1,593,839

Net (decrease) increase in cash and cash equivalents	(92,832)	1,613
Cash and cash equivalents-beginning of period	179,829	14,611
Cash and cash equivalents-end of period	$86,997	$16,224

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$-	$35,153
Income taxes	$-	$-

Common stock issued for services rendered	$1,162,550	$239,841
Beneficial conversion feature attributable to convertible debentures	$642,477	$1,073,429
Fair value of vested options issued for services rendered	$412,200	$412,200
Fair value of warrants issued for settlement of debt	$-	$393,750

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

GLOBAL INVESTOR SERVICES, INC.
(FORMERLY THERETIREMENTSOLUTION.COM, INC.)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A summary of the significant accounting policies applied in the preparation of the accompanying financial statements follows:

Business and basis of Presentation

Global Investor Services, Inc. (the "Company") was incorporated on August 10, 2005 under the laws of the State of Nevada. On September 16, 2006, the Company changed its name to TheRetirementSolution.Com, Inc. and on October 1, 2008 to Global Investor Services, Inc. The Company currently markets directly and through its marketing partners as well as online, certain investor products and services that provide financial and educational information to its prospective customers and to its subscribers. During the year ended March 31, 2008, the Company transitioned from a development stage enterprise to an operating company. While the Company has generated revenues from its sale of products, the Company has incurred expenses, and sustained losses. Consequently, its operations are subject to all risks inherent in the establishment of a new business enterprise. As of September 30, 2008, the Company has accumulated losses of $18,092,906.

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

In accordance with SOP 98-5, the Company expensed $86,135 as organization costs

GLOBAL INVESTOR SERVICES, INC.
(FORMERLY THERETIREMENTSOLUTION.COM, INC.)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008

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

GLOBAL INVESTOR SERVICES, INC.
(FORMERLY THERETIREMENTSOLUTION.COM, INC.)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008

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

GLOBAL INVESTOR SERVICES, INC.
(FORMERLY THERETIREMENTSOLUTION.COM, INC.)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008

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

As of September 30, 2008 and March 31, 2008, the Company’s deferred revenue was $334,777 and $804,452, respectively

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

Advertising Costs

The Company expenses advertising costs as incurred. Advertising expense was $2,545 and $2,641 for the six month period ended September 30, 2008 and 2007, respectively.

GLOBAL INVESTOR SERVICES, INC.
(FORMERLY THERETIREMENTSOLUTION.COM, INC.)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Research and Development

The Company accounts for research and development costs in accordance with the Financial Accounting Standards Board’s Statement of Financial Accounting Standards No. 2 (“SFAS 2”), “Accounting for Research and Development Costs.” Under SFAS 2, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and developments costs are expensed when the contracted work has been performed or as milestone results have been achieved. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred. For the six month period ended September 30, 2008 and 2007, the Company’s expenditures on research and product development were immaterial.

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

Total identifiable intangible assets acquired in the acquisition of ITT and Razor and their carrying values at September 30, 2008 are:

	Gross Carrying Amount	Accumulated Amortization	Net	Residual Value	Weighted average Amortization Period (Years)
Amortized Identifiable intangible assets:
Customer/subscriber lists-Razor	$499,747	$(117,996)	$381,751	$-0-	3
Software license-Razor	1,244,000	(146,861)	1,097,139	-0-	6
Software ITT	1,676,000	(395,722)	1,280,278	-0-	3
Unamortized Identifiable Assets	NONE
Total	$3,419,747	$(660,579)	$2,759,168	$-0-

Total amortization expense charged to operations for the six month period ended September 30, 2008 and 2007 was $466,292 and $0, respectively. Estimated amortization expense as of September 30, 2008 is as follows:

GLOBAL INVESTOR SERVICES, INC.
(FORMERLY THERETIREMENTSOLUTION.COM, INC.)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Year ending March 31,
2009	$466,290
2010	932,582
2011	781,488
2012	207,333
2012 and after	371,475
Total	$2,759,168

The Company does not amortize goodwill. The Company recorded goodwill in the amount of $27,233,173 as a result of the acquisition of Razor Data & ITT during the year ended March 31, 2008, the Company has determined that the value of goodwill has not been impaired based upon managements assessment of operating results and forecasted discounted cash flow.

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

Fair value of financial instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of September 30, 2008 and March 31, 2008. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash and accounts payable. Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

Concentrations of Credit Risk

Financial instruments and related items which potentially subject the Company to concentrations of credit risk consist primarily of cash, cash equivalents and trade receivables. The Company places its cash and temporary cash investments with credit quality institutions. At times, such investments may be in excess of the FDIC insurance limit. The Company periodically reviews its trade receivables in determining its allowance for doubtful accounts. The allowance for refunds was $799 and $6,200 at September 30, 2008 and March 31, 2008, respectively.

Website Development Costs

The Company recognizes website development costs in accordance with Emerging Issue Task Force ("EITF") No. 00-02, "Accounting for Website Development Costs." As such, the Company expenses all costs incurred that relate to the planning and post implementation phases of development of its website. Direct costs incurred in the development phase are capitalized and recognized over the estimated useful life. Costs associated with repair or maintenance for the website are included in cost of net revenues in the current period expenses. During the six month period ended September 30, 2008 and 2007, the Company did not capitalize any costs associated with the website development.

GLOBAL INVESTOR SERVICES, INC.
(FORMERLY THERETIREMENTSOLUTION.COM, INC.)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008

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

For the six month period ended September 30, 2008 and 2007, the Company did not grant stock options to employees and consultants. The fair value of options granted in previous years vesting during the six month period ended September 30, 2008 and 2007 of $412,200 was recorded as a current period charge to earnings.

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

Income taxes

The Company follows Statement of Financial Accounting Standard No.109, Accounting for Income Taxes (SFAS No.109) for recording the provision for income taxes. Deferred tax assets and liabilities are computed based upon the difference between the financial statement and income tax basis of assets and liabilities using the enacted marginal tax rate applicable when the related asset or liability is expected to be realized or settled. Deferred income tax expenses or benefits are based on the changes in the asset or liability during each period. If available evidence suggests that it is more likely than not that some portion or all of the deferred tax assets will not be realized, a valuation allowance is required to reduce the deferred tax assets to the amount that is more likely than not to be realized. Future changes in such valuation allowance are included in the provision for deferred income taxes in the period of change. Deferred income taxes may arise from temporary differences resulting from income and expense items reported for financial accounting and tax purposes in different periods. Deferred taxes are classified as current or non-current, depending on the classification of assets and liabilities to which they relate. Deferred taxes arising from temporary differences that are not related to an asset or liability are classified as current or non-current depending on the periods in which the temporary differences are expected to reverse

GLOBAL INVESTOR SERVICES, INC.
(FORMERLY THERETIREMENTSOLUTION.COM, INC.)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

At September 30, 2008, the Company has available for federal income tax purposes a net operating loss carry forward of approximately $18,000,000, expiring in the year 2026, that may be used to offset future taxable income. The Company has provided a valuation reserve against the full amount of the net operating loss benefit, since in the opinion of management based upon the earnings history of the Company; it is more likely than not that the benefits will not be realized. Due to significant changes in the Company's ownership, the future use of its existing net operating losses may be limited. Components of deferred tax assets as of September 30, 2008 are as follows:

Noncurrent:
Net operating loss carryforward	$6,200,000
Valuation allowance	$(6,200,000)
Net deferred tax asset	-

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

Liquidity

As shown in the accompanying unaudited condensed consolidated financial statements, the Company incurred a net loss of $4,422,278 for the six month period ended September 30, 2008. The Company's current liabilities exceeded its current assets by $7,977,084 as of September 30, 2008.

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

GLOBAL INVESTOR SERVICES, INC.
(FORMERLY THERETIREMENTSOLUTION.COM, INC.)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008

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

GLOBAL INVESTOR SERVICES, INC.
(FORMERLY THERETIREMENTSOLUTION.COM, INC.)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008

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

SFAS No. 163. In May 2008, the Financial Accounting Standards Board (the “FASB”) issued Statement on Financial Accounting Standards (“SFAS”) No. 163, “Accounting for Financial Guarantee Insurance Contracts – an interpretation of SFAS No. 60” (“SFAS 163”). The FASB believes that diversity exists in practice in accounting for financial guarantee insurance contracts by insurance enterprises under FASB Statement No. 60, “Accounting and Reporting by Insurance Enterprises.” That diversity results in inconsistencies in the recognition and measurement of claim liabilities because of differing views about when a loss has been incurred under SFAS No. 5 “Accounting for Contingencies.” SFAS No. 163 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and all interim periods within those fiscal years, except for some disclosures about the insurance enterprise’s risk-management activities. The Company is not an insurance enterprise and thus standard will not have any impact on its financial position, results of operations or cash flows.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC did not, or are not believed by management to, have a material impact on the Company’s present or future consolidated financial statements.

2. PROPERTY AND EQUIPMENT

The Company’s property and equipment at September 30, 2008 and March 31, 2008 consist of the following:

	September 30, 2008	March 31, 2008
Software	$2,920,000	$2,920,000
Computer equipment	4,211	4,211
Office equipment	23,568	23,568
	2,947,779	2,947,779
Less accumulated depreciation	(554,976)	(169,198)
	$2,392,803	$2,778,581

Depreciation expense charged to operations amounted to $385,778 and $1,221 and six month period ended September 30, 2008 and 2007, respectively.

GLOBAL INVESTOR SERVICES, INC.
(FORMERLY THERETIREMENTSOLUTION.COM, INC.)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008

3. CUSTOMERS LIST

The Company’s customers list at September 30, 2008 and March 31, 2008 consist of the following:

	September 30, 2008	March 31, 2008
Customers list	$499,747	$499,747
Less accumulated amortization	(117,996)	(34,705)
	$381,751	$465,042

The Company recorded amortization expense for the six month period ended September 30, 200 and 2007 of $83,291 and $-0-, respectively.

4. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities consisted of the following at September 30, 2008 and March 31, 2008:

	September 30, 2008	March 31, 2008
Accounts payable	$559,273	$723,695
Accrued consulting payable	251,363	591,548
Accrued interest payable	269,494	178,856
Accrued payroll taxes	14,834	23,420
Accrued salaries and wages	288,247	175,485
	$1,383,211	$1,693,004

5. ADVANCES

The Company received advances of $239,000 on July 7, 2008 and $310,000 on September 4, 2008 to finance future marketing activities. The advances are payable at 120% from each marketing event of the Company with the proceeds or if proceeds are insufficient, from other marketing events or revenues of the Company each at six months from the date of the advance. In the event the Company does not pay off the advances by January 9, 2009 and February 4, 2009; the remaining balance is converted to a six month, interest free secured convertible debentures. The debentures are convertible into the Company’s common stock at $0.10 per share and are secured by 12,000,000 shares of the Company’s common stock.

The financing costs of $109,912 are amortized ratably over a six month term.

On October 6, 2008, the Company received an additional advance of $220,000 under the same terms and conditions as described above.

6. NOTES PAYABLE

A summary of notes payable at September 30, 2008 and March 31, 2008 are as follows:

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

GLOBAL INVESTOR SERVICES, INC.
(FORMERLY THERETIREMENTSOLUTION.COM, INC.)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008

6. NOTES PAYABLE (continued)

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

Note Payable to Related Party

In March 2007, the Company entered into an agreement with a corporation that is majority owned by a former president and CEO of the Company and which provides ongoing management services under a consulting agreement as described in Note 11. Per the terms of the employment and separation agreement, upon termination of his employment the company became obligated for one year of severance pay. Upon termination of the agreement in March 2007, and in exchange for the remaining payments due, a promissory note was issued to the majority shareholder in the amount of $128,386; with interest at 8.00% annually, payable in monthly installments of $5,807.

At September 30, 2008 and March 31, 2008, balances consist of the following:

	September 30, 2008	March 31, 2008
Convertible promissory note	$182,085	$182,085
Note payable to related party	100,000	102,423
	282,085	284,508
Less: current portion	(282,085)	(284,508)
Long-term debt	$-	$-

7. CONVERTIBLE DEBENTURES

During the six month period ending September 2008, the Company issued an aggregate of 4,125,000 shares of common stock in exchange for convertible debentures totaling $400,000.

Convertible Debenture #1

In May 2007, the Company received $100,000 in exchange for a Convertible Debenture (Debenture) that matured on August 31, 2007. The Debenture bears an interest rate of 12% and is convertible into the Company's common stock at the greater of $0.25 per share or 67.5% of the average 10 previous trade days prior to conversion. During the six month period ended September 30, 2008, the debenture was exchanged for a convertible debenture (see convertible debenture #19 below)

Convertible Debenture #2

In May 2007, the Company received $50,000 in exchange for a Convertible Debenture (Debenture) that matured on August 31, 2007. The Debenture bears an interest rate of 12% and is convertible into the Company's common stock at the greater of $0.25 per share or 67.5% of the average 10 previous trade days prior to conversion. (Note in default.)

GLOBAL INVESTOR SERVICES, INC.
(FORMERLY THERETIREMENTSOLUTION.COM, INC.)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008

7. CONVERTIBLE DEBENTURES (continued)

Convertible Debenture #3

In May 2007, the Company received $100,000 in exchange for a Convertible Debenture (Debenture) that matured on August 31, 2007. The Debenture bears an interest rate of 12% and is convertible into the Company's common stock at the greater of $0.25 per share or 67.5% of the average 10 previous trade days prior to conversion. The note converted to common stock during the six month period ended September 30, 2008.

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

Convertible Debenture #6

In May 2007, the Company received $100,000 in exchange for a Convertible Debenture (Debenture) that originally matured on August 31, 2007. The Company reached a settlement to issue common stock by no later than December 8, 2008 at the average price back 90 days. Subsequent to the conversion, the Company agreed to issue additional shares should the average price per share be lower in the subsequent 90 days.

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

Convertible Debenture #9

In May 2007, the Company received $200,000 in exchange for a Convertible Debenture (Debenture) that matured on August 31, 2007. The Debenture bears an interest rate of 12% and is convertible into the Company's common stock at the greater of $0.25 per share or 67.5% of the average 10 previous trade days prior to conversion. The note converted to common stock during the six month period ended September 30, 2008.

Convertible Debenture #10

In May 2007, the Company received $200,000 in exchange for a Convertible Debenture (Debenture) that matured on August 31, 2007. The Debenture bears an interest rate of 12% and is convertible into the Company's common stock at the greater of $0.25 per share or 67.5% of the average 10 previous trade days prior to conversion. (Note in default.)

GLOBAL INVESTOR SERVICES, INC.
(FORMERLY THERETIREMENTSOLUTION.COM, INC.)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008

7. CONVERTIBLE DEBENTURES (continued)

Convertible Debenture #11

In May 2007, the Company received $50,000 in exchange for a Convertible Debenture (Debenture) that matured on August 31, 2007. The Debenture bears an interest rate of 12% and is convertible into the Company's common stock at the greater of $0.25 per share or 67.5% of the average 10 previous trade days prior to conversion. (Note in default.)

Convertible Debenture #12

In May 2007, the Company received $25,000 in exchange for a Convertible Debenture (Debenture) that matured on August 31, 2007. The Debenture bears an interest rate of 12% and is convertible into the Company's common stock at the greater of $0.25 per share or 67.5% of the average 10 previous trade days prior to conversion. The note converted to common stock during the six month period ended September 30, 2008.

Convertible Debenture #13

In May 2007, the Company received $25,000 in exchange for a Convertible Debenture (Debenture) that matured on August 31, 2007. The Debenture bears an interest rate of 12% and is convertible into the Company's common stock at the greater of $0.25 per share or 67.5% of the average 10 previous trade days prior to conversion. The note converted to common stock during the six month period ended September 30, 2008.

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

GLOBAL INVESTOR SERVICES, INC.
(FORMERLY THERETIREMENTSOLUTION.COM, INC.)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008

7. CONVERTIBLE DEBENTURES (continued)

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

For the six month period ended September 30, 2008, the Company amortized $4,341to current period operations as interest expense.

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

GLOBAL INVESTOR SERVICES, INC.
(FORMERLY THERETIREMENTSOLUTION.COM, INC.)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008

7. CONVERTIBLE DEBENTURES (continued)

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

For the six month period ended September 30, 2008, the Company amortized $14,523 to current period operations as interest expense.

Convertible Debenture #20

In June 2008, the Company received $50,000 in exchange for a Convertible Debenture (“Debenture”) that matures in June 2011. The Debentures bears interest at a rate of 10% and will be convertible into 625,000 shares of the Company’s common stock, at a conversion rate of $.08 per share. Interest will also be converted into common stock at the conversion rate of $.08 per share. The note converted to common stock during the six month period ended September 30, 2008.

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

For the six month period ended September 30, 2008, the Company amortized $25,000 to current period operations as interest expense.

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

For the six month period ended September 30, 2008, the Company amortized $501,645 to current period operations as interest expense.

GLOBAL INVESTOR SERVICES, INC.
(FORMERLY THERETIREMENTSOLUTION.COM, INC.)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008

7. CONVERTIBLE DEBENTURES (continued)

At September 30, 2008 and March 31, 2008, balances consisted of the following:

	September 30, 2008	March 31, 2008
Convertible debenture #1	$-	$100,000
Convertible debenture #2	50,000	50,000
Convertible debenture #3	-	100,000
Convertible debenture #4	50,000	50,000
Convertible debenture #5	125,000	125,000
Convertible debenture #6	100,000	100,000
Convertible debenture #7	50,000	50,000
Convertible debenture #8	150,000	150,000
Convertible debenture #9	-	200,000
Convertible debenture #10	200,000	200,000
Convertible debenture #11	50,000	50,000
Convertible debenture #12	-	25,000
Convertible debenture #13	-	25,000
Convertible debenture #14	50,000	50,000
Convertible debenture #15	25,000	25,000
Convertible debenture #16	250,000	250,000
Convertible debenture #17	25,000	50,000
Convertible debenture #18, net of unamortized debt discount of $27,992 and $32,333, respectively	22,008	17,667
Convertible debentures #19, net of unamortized debt discount of $93,659	256,341	-
Convertible debenture #20, converted	-	-
Convertible promissory notes, net of unamortized debt discount of $540,022 and $1,041,667, respectively, related party	4,459,978	3,958,333
Total	5,863,327	5,576,000
Less: current portion	(1,125,000)	(1,600,000)
Less: current portion, related party	(4,459,978)	( -)
Long term portion	$278,349	$17,667
Long term portion, related party	$-	$3,958,333

GLOBAL INVESTOR SERVICES, INC.
(FORMERLY THERETIREMENTSOLUTION.COM, INC.)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008

8. RELATED PARTY TRANSACTIONS

The Company advanced funds to two related parties. The advances are non-interest bearing and have no repayment terms. The related parties consist of two corporations related to the Company through common ownership. At September 30, 2008 and March 31, 2008, due from related parties balance was $147,600. The advances are secured by common stock of the company controlled by the related party. At September 30, 2008 and March 31, 2008, due to related party was $33,300 and $158,789, respectively.

In addition, as described in note 7 above, the Company issued an aggregate of $5,000,000 in convertible promissory notes in connection with the acquisition of ITT and Razor. The noteholders are current employees of the Company’s consolidated group.

The Company is under a contract with a related party corporation whereby the related party provides marketing and promotional activity in exchange for 20% of gross revenue from sales of the related corporation’s products and services. Contained within the contract are a minimum number of subscribers the Company is required to maintain to ensure exclusivity.

9. OPERATING LEASE COMMITMENTS

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

Period Ending September 30,
2009	$221,252
2010	227,889
2011	115,914
$565,055

The rent expense for all leases for the six month period ended September 30, 2008 and 2007 was $221,179 and $25,805, respectively.

GLOBAL INVESTOR SERVICES, INC.
(FORMERLY THERETIREMENTSOLUTION.COM, INC.)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008

10.  CAPITAL STOCK

Preferred stock subscription

During the six month period ended September 30, 2008, the Company received a preferred stock subscription for 62,500 shares of Series B convertible preferred stock for $500,000, subject to approval of the shareholders of the Company.

The Company is obligated to issue 6,250,000 shares of its common stock should the Company is unable to issue the preferred stock and therefore the subscription received is considered an equity financing transaction.

Common stock

The Company is authorized to issue 700,000,000 shares of common stock with par value $.001 per share. As of September 30, 2008, the Company had 258,560,945 shares of common stock issued and outstanding.

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

In September 2008, the Company issued an aggregate of 1,730,000 shares of its common stock in exchange for services rendered.

In September 2008, the Company issued 500,000 shares in connection with the issuance of convertible debentures.

In September 2008, the Company issued 986,472 shares of its common stock in settlement of accrued interest on convertible debentures.

In September 2008, the Company issued 875,000 shares of its common stock in exchange for $75,000 convertible debenture.

11. COMMITMENTS AND CONTINGENCIES

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

On June 27, 2008, the Company received the resignation of Mr. J. Christopher Albanese as a member of the Company’s Board of Directors. The resignation did not contain any reason for his departure from the Board of Directors. Mr. Albanese has been General Counsel of American Capital Partners, LLC, an investment banking firm, since August 2002 and was appointed to the Company’s Board of Directors on October 5, 2007

GLOBAL INVESTOR SERVICES, INC.
(FORMERLY THERETIREMENTSOLUTION.COM, INC.)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008

11. COMMITMENTS AND CONTINGENCIES (continued)

Litigation

The Company may be subject to legal proceedings and claims which arise in the ordinary course of its business. Although occasional adverse decisions or settlements may occur, the Company believes that the final disposition of such matters should not have a material adverse effect on its financial position, results of operations or liquidity. The Company had no pending legal proceedings or claims as of September 30, 2008.

Legal Action

On May 16th 2008 S. Wheeland, the former C.E.O of The Retirement Solution, Inc., the predecessor private company, to the current public entity, TheRetirementSolution.com, Inc, filed suit against the Company for unpaid severance compensation. The Civil Action Number 1:08-cv-01917-MBS was filed in South Carolina and claims unpaid severance pay stemming from an employment agreement that provided one year’s severance pay upon his departure. During the six month period ended September 30, 2008, the Company settled for $35,000 payable over 7 months and negotiated terms of an existing convertible debenture (See note 7, convertible debenture # 6 above).

12. LOSS PER COMMON SHARE

The following table presents the computation of basic and diluted loss per share for the six month period ended September 30, 2008 and 2007:

	Three months ended September 30, 2008	Three months ended September 30, 2007	Six months ended September 30, 2008	Se Six months ended September 30, 2007
Net loss available for common shareholders	$(1,980,411)	$(760,972)	$(4,422,278)	$(3,615,849)
Loss per share (basic and assuming dilution)	$(0.01)	$(0.01)	$(0.02)	$(0.02)

Weighted average common shares outstanding
Basic	255,543,140	147,646,384	249,867,345	145,208,101
Fully diluted	255,543,140	147,646,384	249,867,345	145,208,101

Fully-diluted weighted-average common shares outstanding are not utilized in the calculation of loss per common share as the effect would be anti-dilutive, decreasing the reported loss per common share.

13. INCOME TAXES

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

At September 30, 2008 the Company has available for federal income tax purposes a net operating loss carryforward of approximately $18,000,000 expiring in the year 2026, that may be used to offset future taxable income. The Company has provided a valuation reserve against the full amount of the net operating loss benefit, since in the opinion of management based upon the earnings history of the Company; it is more likely than not that the benefits will not be realized. Due to significant changes in the Company's ownership, the future use of its existing net operating losses may be limited. Components of deferred tax assets as of September 30, 2008 are as follows:

GLOBAL INVESTOR SERVICES, INC.
(FORMERLY THERETIREMENTSOLUTION.COM, INC.)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008

13. INCOME TAXES (continued)

Noncurrent:
Net operating loss carryforward	$6,200,000
Valuation allowance	(6,200,000)
Net deferred tax asset	$-

The total provision differs from the amount that would be obtained by applying the federal statutory rate of 34% to income before income taxes, as follows:

Expected tax provision (benefit)	$(6,200,000)
Effect of:
State income taxes, net of federal benefit	-
Net operating loss carryforward	4,660,000
Increase in valuation allowance	1,540,000
Graduated rates	-
$6,200,000

14. STOCK OPTIONS AND WARRANTS

Employee Stock Options

The following table summarizes the changes in employee stock options outstanding and the related prices for the shares of the Company’s common stock issued to employees of the Company under a non-qualified employee stock option plan at September 30, 2008:

	Options Outstanding			Options Exercisable
			Weighted		Weighted
		Weighted	Average		Average
		Average	Exercise		Exercise
Range of	Number of	Remaining	Price of	Number of	Price of
Exercise	Shares	Contractual	Outstanding	Shares	Exercisable
Prices	Outstanding	Life (Years)	Options	Exercisable	Options

$0.25	1,330,490	0.79	$0.25	1,330,490	$0.25
$0.41	6,000,000	8.29	0.41	4,000,000	$0.41
$0.42	1,500,000	8.36	0.42	1,341,859	$0.42
	8,830,490	7.20	$0.39	6,672,349	$0.38

Transactions involving stock options issued to employees are summarized as follows:

GLOBAL INVESTOR SERVICES, INC.
(FORMERLY THERETIREMENTSOLUTION.COM, INC.)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008

14. STOCK OPTIONS AND WARRANTS (continued)

		Weighted
		Average
	Number of	Exercise
	Shares	Price

Options outstanding at March 31, 2006	-	$-
Granted	9,890,123	0.373
Exercised	-	-
Cancelled or expired	(1,059,633)	0.25
Options outstanding at March 31, 2007	8,830,490	0.388
Granted	-	-
Exercised	-	-
Cancelled or expired	-	-
Options outstanding at March 31, 2008	8,830,490	0.388
Granted	-	-
Exercised	-	-
Cancelled or expired	-	-
Options outstanding at September 30, 2008	8,830,490	$0.388

Non-Employee Stock Options

The following table summarizes the changes in options outstanding and the related prices for the shares of the Company’s common stock issued to consultants and non-employees of the Company at September 30, 2008:

GLOBAL INVESTOR SERVICES, INC.
(FORMERLY THERETIREMENTSOLUTION.COM, INC.)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008

14. STOCK OPTIONS AND WARRANTS (continued)

	Options Outstanding			Options Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
Exercise	Number	Contractual	Exercise	Number of	Exercise
Prices	Outstanding	Life (Years)	Price	Exercisable	Price
$0.145	500,000	4.70	$0.145	-	$0.145
$0.22	2,000,000	7.25	0.22	300,000	0.22
$0.25	2,469,135	2.79	0.25	2,469,135	0.25
$0.33	20,000	1.24	0.33	20,000	0.33
$0.42	500,000	1.61	0.42	500,000	0.42
	5,489,135	4.46	$0.36	3,289,135	$0.29

Transactions involving stock options issued to consultants and non-employees are summarized as follows:

		Weighted
		Average
	Number of	Price
	Shares	Per Share

Options outstanding at March 31, 2006	-	$-
Granted	5,458,270	0.266
Exercised	-	-
Cancelled or expired	-	-
Options outstanding at March 31, 2007	5,458,270	0.266
Granted	2,000,000	0.22
Exercised	-	-
Cancelled or expired	(2,469,135)	(0.25)
Options outstanding at March 31, 2008	4,989,135	0.29
Granted	500,000	0.145
Exercised	-	-
Cancelled or expired	-	-
Options outstanding at September 30, 2008	5,489,135	$0.36

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

(a)	the expected option life is based on contractual expiration dates

GLOBAL INVESTOR SERVICES, INC.
(FORMERLY THERETIREMENTSOLUTION.COM, INC.)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008

14. STOCK OPTIONS AND WARRANTS (continued)

During the six month period ended September 30, 2008, the Company granted 500,000 non-employee stock options with an exercise price of $0.145 in one year and expiring approximately five years from issuance. The fair value of the vested amounts will be determined and charged to current period earnings at the time of vesting.

Warrants

The following table summarizes the changes in warrants outstanding and the related prices for the shares of the Company’s common stock issued to shareholders at September 30, 2008:

	Warrants Outstanding			Warrants Exercisable
Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
Exercise	Number	Contractual	Exercise	Number	Exercise
Price	Outstanding	Life (Years)	Price	Exercisable	Price

$0.22	195,000	160	$0.22	195,000	$0.22
$0.50	3,602,500	1.58	$0.50	3,602,500	$0.50

Transactions involving the Company’s warrant issuance are summarized as follows:

		Average
	Number of	Price
	Shares	Per Share

Warrants outstanding at March 31, 2006	-	$-
Granted	1,750,000	050
Exercised	-	-
Cancelled or expired	-	-
Warrants outstanding at March 31, 2007	1,750,000	0.50
Granted	2,047,500	0.48
Exercised	-	-
Cancelled or expired	-	-
Warrants outstanding at March 31, 2008	3,797,500	0.49
Granted	-	-
Exercised	-	-
Cancelled or expired	-	-
Warrants outstanding at September 30, 2008	3,797,500	$0.49

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

GLOBAL INVESTOR SERVICES, INC.
(FORMERLY THERETIREMENTSOLUTION.COM, INC.)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008

14. STOCK OPTIONS AND WARRANTS (continued)

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

15. GOING CONCERN MATTERS

The Company’s unaudited condensed consolidated financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred significant losses which have resulted in an accumulated deficit of $18,092,906 at September 30, 2008 which raises substantial doubt about the Company’s ability to continue as a going concern. The accompanying unaudited condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty.

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

16. SUBSEQUENT EVENTS

On October 6, 2008, the Company received $220,000 in advances for marketing under the same terms and conditions as described in Note 5 above

In October 2008, the Company issued 13,375 shares of its common stock in payment of accrued interest on convertible debentures.

Item 2 - Management’s Discussion and Analysis of Financial condition and results of Operations.

Forward-Looking Statements

This Quarterly Report of Form 10-Q, including this discussion and analysis by management, contains or incorporates forward-looking statements. All statements other than statements of historical fact made in report are forward looking. In particular, the statements herein regarding industry prospects and future results of operations or financial position are forward-looking statements. These forward-looking statements can be identified by the use of words such as “believes,” “estimates,” “could,” “possibly,” “probably,” anticipates,” “projects,” “expects,” “may,” “will,” or “should” or other variations or similar words. No assurances can be given that the future results anticipated by the forward-looking statements will be achieved. Forward-looking statements reflect management’s current expectations and are inherently uncertain. Our actual results may differ significantly from management’s expectations. For factors that may cause actual results to differ from management’s expectations, reference should be made to the Company’s Form 10-KSB for the year ended March 31, 2008 filed with the Securities and Exchange Commission and our other periodic filings with the Securities and Exchange Commission.

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

Background

The Company was incorporated in the state of Nevada on August 1, 2005. Effective October 1, 2008, the Company changed its name to Global Investor Services, Inc.

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

The table below outlines revenues and significant operating expenses for comparable periods:

Three month period ended September 30, 2008:

Revenues:

	Three Months Ended		Three Months Ended
	September 30, 2008		September 30, 2007		Variance

Subscription revenues	$364,040	37%	$2,360	100%	$361,680	15,325%
Training revenues	$377,527	63%	-	0%	$377,527	100%
Services and other	-	-%	-	0%	-	-%
Total	$741,567	100%	$2,360	100%	$739,207	31323%

Cost of sales:

Cost of sales for the three month period ended September 30, 2008 was $728,694 as compared to $-0- for the same period last year. Our gross profit was $12,873 as compared to $2,360 for same period last year.

Operating Expenses:

A summary of significant operating expenses for the three months ended September 30, 2008 and the three months ended September 30, 2007 follows:

	Three Months		Three Months
	Ended		Ended
	September 30, 2008		September 30, 2007		Variance

Selling, general and administrative	$1,380,137	86%	$716,194	100%	$663,943	93%
Depreciation and amortization	234,535	14%	994	-%	233,541	23,495%
Total	$1,614,672	100%	$717,188	100%	$897,484	126%

Our selling, general and administrative expenses are up significantly compared to same period last year primarily due to our acquisitions of ITT and Razor. Additionally our stock based compensation for the three month period ended September 30, 2008 was $377,916 compared to $206,100 for the three month period ended September 30, 2007.

Depreciation and amortization increase is due to the additional assets acquired with the acquisition of ITT and Razor which represented 99% of the increase.

Six month period ended September 30, 2008:

Revenues:

	Six Months Ended		Six Months Ended
	September 30, 2008		September 30, 2007		Variance

Subscription revenues	$971,183	53%	$16,745	100%	$954,438	5,700%
Training revenues	$690,741	47%	-	0%	$690,741	100%
Services and other	4,500	-%	-	0%	4,500	100%
Total	$1,666,424	100%	$16,745	100%	$1,649,679	9,852%

Cost of sales:

Cost of sales for the six month period ended September 30, 2008 was $1,553,708 as compared to $-0- for the same period last year. Our gross profit was $122,681 as compared to $16,745 for same period last year.

Operating Expenses:

A summary of significant operating expenses for the six months ended September 30, 2008 and the six months ended September 30, 2007 follows:

	Six Months		Six Months
	Ended		Ended
	September 30, 2008		September 30, 2007		Variance

Selling, general and administrative	$3,178,414	87%	$3,558,469	100%	$(380,055)	(11)%
Depreciation and amortization	469,070	13%	1,221	-%	467,849	38,317%
Total	$3,647,484	100%	$3,559,690	100%	$87,794	2.5%

Our selling, general and administrative expenses are down 11% compared to same period last year primarily due stock based compensation paid in the six months ended September 30, 2007 net with the increase from our acquisitions of ITT and Razor.

Depreciation and amortization increase is due to the additional assets acquired with the acquisition of ITT and Razor which represented 38,317% of the increase.

Liquidity and Capital Resources

As of September 30, 2008, the Company had a working capital deficit of $7,977,084. The Company generated a deficit in cash flow from operating activities of $1,289,481 for the six month period September 30, 2008. This deficit is primarily attributable to the Company's net loss from operations of $4,422,278 and is partially offset by following: A charge for the value of options issued for services of $412,200, recognition of an imbedded beneficial conversion of convertible debentures of $642,477, stock issued for services of $1,162,550, amortization of deferred compensation costs of $89,664, amortization and depreciation expense of $469,069, and changes in the balances of current assets and liabilities. Accounts receivable, unbilled revenue and other current assets decreased by 890,182, net. Accounts payable and accrued liabilities decreased by $95,251 and deferred revenue decreased by $469,575.

The Company met its cash requirements during the six month period ended September 30, 2008 through net proceeds from convertible debentures of $275,000, advances for marketing of $549,561 and a preferred stock subscription of $500,000 net with repayments of related party advances and other notes payable of $127,912.

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

Revenue Recognition

For revenue from product sales and services, the Company recognizes revenue in accordance with Staff Accounting Bulletin No. 104, Revenue Recognition ("SAB104"), which superseded Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements ("SAB101"). SAB 101 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the selling price is fixed and determinable; and (4) collectability is reasonably assured. Determination of criteria (3) and (4) are based on management's judgments regarding the fixed nature of the selling prices of the products delivered and the collectability of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. The Company defers any revenue for which the product has not been delivered or is subject to refund until such time that the Company and the customer jointly determine that the product has been delivered or no refund will be required. The Company had deferred revenues of $334,777 and $804,452 as of September 30, 2008 and March 31, 2008, respectively. SAB 104 incorporates Emerging Issues Task Force 00-21 ("EITF 00-21"), Multiple-Deliverable Revenue Arrangements. EITF 00-21 addresses accounting for arrangements that may involve the delivery or performance of multiple products, services and/or rights to use assets. The effect of implementing EITF 00-21 on the Company's financial position and results of operations was not significant.

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

For the six month period ended September 30, 2008 and 2007, we did not grant stock options to employees and consultants. The fair value of options granted in previous years vesting during the six month period ended September 30, 2008 and 2007 of $412,200 was recorded as a current period charge to earnings.

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

SFAS No. 163. In May 2008, the Financial Accounting Standards Board (the “FASB”) issued Statement on Financial Accounting Standards (“SFAS”) No. 163, “Accounting for Financial Guarantee Insurance Contracts - an interpretation of SFAS No. 60” (“SFAS 163”). The FASB believes that diversity exists in practice in accounting for financial guarantee insurance contracts by insurance enterprises under FASB Statement No. 60, “Accounting and Reporting by Insurance Enterprises.” That diversity results in inconsistencies in the recognition and measurement of claim liabilities because of differing views about when a loss has been incurred under SFAS No. 5 “Accounting for Contingencies.” SFAS No. 163 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and all interim periods within those fiscal years, except for some disclosures about the insurance enterprise’s risk-management activities. The Company is not an insurance enterprise and thus standard will not have any impact on its financial position, results of operations or cash flows.

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

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable

ITEM 4 – CONTROLS AND PROCEDURES

Not applicable

ITEM 4T – CONTROLS AND PROCEDURES

Disclosure Control and Procedures

Our management has evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”). Based on the evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are effective in ensuring that information required to be disclosed in our Exchange Act reports is (1) recorded, processed, summarized and reported in a timely manner, and (2) accumulated and communicated to our mangement, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.

Changed in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting that occured during our last fiscal quarter that has materially affected, or is reasonably likely to material affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

None

ITEM 1A – Risk Factors.

As a smaller reporting company, we are not required to provide the disclosure required by this item.

ITEM 2 – UNREGISTER SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In September 2008, the Company issued an aggregate of 1,730,000 shares of its common stock in exchange for services rendered.

In September 2008, the Company issued 500,000 shares in connection with the issuance of convertible debentures.

In September 2008, the Company issued 986,472 shares of its common stock in settlement of accrued interest on convertible debentures.

In September 2008, the Company issued 875,000 shares of its common stock in exchange for $75,000 convertible debenture.

The above issuances were offered and sold in private placement transactions made in reliance upon exceptions from registration pursuant to section 4(2) under the Securities Act of 1933 and Rule 506 promulgated thereunder. The above parties were accredited investors as defined in Rule 501 of Regulation D promulgated under the Securities Act of 1933.

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

THERETIREMENTSOLUTION.COM, INC.

Dated: November 10, 2008	By:	/s/ Nicholas S. Maturo
Nicholas S. Maturo
Chief Executive Officer
(Principal Executive Officer)

Date: November 10, 2008	By:	/s/ William Kosoff
William Kosoff
President and Chief Financial Officer
(Principal Financial Officer)