Form 10-Q
period 2008-12-31
Global Investor Services, Inc.
filed 2009-02-11
CIK 862651

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
 (Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2008

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  Yes ☒ No ☐

As of February  11th, 2009, there were 289,880,721 shares of common stock, par value $.001 per share, outstanding.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

GLOBAL INVESTOR SERVICES, INC.
(FORMERLY THERETIREMENTSOLUTION.COM, INC.)
FORM 10-QSB
QUARTERLY PERIOD ENDED DECEMBER 31, 2008

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

GLOBAL INVESTOR SERVICES, INC.
(FORMERLY THERETIREMENTSOLUTION.COM, INC.)
CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31,	March 31,
	2008	2008
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$48,307	$179,829
Accounts receivable, net	-	601,102
Unbilled revenue	-	294,675
Deferred costs	20,826	84,952
Employee advances	5,000	18,750
Due from related party	147,600	147,600
Prepaid expenses	-	6,064
Other current assets	1,789	1,911
Total current assets	223,522	1,334,883

Property, plant and equipment, net of accumulated depreciation of $747,865 and $169,198 as of December 31, 2008 and March 31, 2008, respectively	2,199,914	2,778,581

Other assets:
Capitalized finance costs, net of amortization of $116,758	83,154	-
Deposits	85,927	33,800
Customers list, net of accumulated amortization of $159,641 and $34,705 as of December 31, 2008 and March 31, 2008, respectively	340,106	465,042
Goodwill	27,233,173	27,233,173

Total assets	$30,165,796	$31,845,479

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$1,669,542	$1,693,005
Deferred revenue	235,412	804,452
Due to related party	35,497	158,789
Advances payable	1,199,474	-
Convertible debentures, current portion	1,125,000	1,600,000
Convertible debentures, current portion-related party	4,712,171	-
Notes payable, current portion	182,085	284,508
Total current liabilities	9,159,181	4,540,754

Long term debt:
Convertible debentures, long term portion	290,155	17,667
Convertible debentures, long term portion-related party	-	3,958,333

Total liabilities	9,449,336	8,516,754

STOCKHOLDERS' EQUITY
Common stock, par value $0.001; 700,000,000 shares authorized; 269,092,693 and 237,602,806 issued and outstanding as of December 31, 2008 and March 31, 2008, respectively	269,093	237,603
Additional paid in capital	36,014,250	32,240,750
Preferred shares subscribed	500,000	-
Common shares to be issued	4,500,000	4,521,000
Deferred compensation	(642,009)	-
Accumulated deficit	(19,924,874)	(13,670,628)
Total stockholders' equity	20,716,460	23,328,725

Total liabilities and stockholders' equity	$30,165,796	$31,845,479

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

GLOBAL INVESTOR SERVICES, INC.
(FORMERLY THERETIREMENTSOLUTION.COM, INC.)
CONDENSED CONSOLIDATED STATEMENT OF LOSSES
(unaudited)

	Three months ended December 31,		Nine months ended December 31,
	2008	2007	2008	2007
Revenue, net:
Subscription revenue	$274,173	$3,082	$1,245,356	$19,827
Training revenue	233,207	-	923,948	-
Services and other	4,000	-	8,500	-
Total revenue	511,380	3,082	2,177,804	19,827

Cost of revenue	453,387	-	2,007,095	-

Gross profit	57,993	3,082	170,709	19,827

Operating costs:
Selling, general and administrative	1,141,593	1,145,739	4,320,007	4,704,207
Depreciation and amortization	234,534	1,461	703,604	2,682
Total operating expenses	1,376,127	1,147,200	5,023,611	4,706,889

Net loss from operations	(1,318,134)	(1,144,118)	(4,852,902)	(4,687,062)

Other income (expense):
Interest, net	(513,834)	(81,535)	(1,405,360)	(154,439)
Other	-	(348)	4,016	(348)

Net loss before provision for income taxes	(1,831,968)	(1,226,001)	(6,254,246)	(4,841,849)

Income taxes (benefit)	-	-	-	-

NET LOSS	$(1,831,968)	$(1,226,001)	$(6,254,246)	$(4,841,849)

Loss per common share-basic and assuming fully diluted	$(0.01)	$(0.01)	$(0.02)	$(0.05)

Weighted average number of common shares outstanding-basic and assuming fully diluted	260,194,068	145,960,614	253,322,104	93,290,901

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

GLOBAL INVESTOR SERVICES, INC.
(FORMERLY THERETIREMENTSOLUTION.COM, INC.)
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	Nine months ended December 31,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(6,254,246)	$(4,841,849)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	703,603	2,682
Common stock issued for services rendered	1,299,362	436,166
Beneficial conversion features in connection with the issuance of convertible debentures	906,476	1,323,429
Fair value of vested options issued for services rendered	618,300	684,180
Fair value of warrants issued in settlement of debt	-	393,750
Amortization of financing costs	116,759	-
Amortization of deferred compensation	183,991	-
(Increase) decrease in:
Accounts receivable	601,102	-
Unbilled revenue	294,675	-
Deferred costs	64,126	-
Employee advances	13,750	-
Other assets	(45,941)	(36,686)
Increase (decrease) in:
Accounts payable and accrued liabilities	286,715	196,825
Deferred revenue	(569,040)	(3,291)
Net cash used in operating activities:	(1,780,368)	(1,844,794)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of fixed assets	-	(17,679)
Net cash used in investing activities:	-	(17,679)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock	-	476,251
Proceeds from advances	999,561	-
Proceeds from preferred stock subscription	500,000	-
Proceeds from issuance of convertible debentures	275,000	1,550,000
Repayments of notes payable, related party	(2,423)	(93,879)
Repayments of related party advances, net	(123,292)	(83,431)
Net cash provided by financing activities	1,648,846	1,848,941

Net increase in cash and cash equivalents	(131,522)	(13,532)
Cash and cash equivalents-beginning of period	179,829	14,611
Cash and cash equivalents-end of period	$48,307	$1,079

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$-	$35,153
Income taxes	$-	$-

Common stock issued for services rendered	$1,299,362	$436,166
Beneficial conversion feature attributable to convertible debentures	$906,476	$1,323,429
Fair value of vested options issued for services rendered	$618,300	$684,180
Fair value of warrants issued for settlement of debt	$-	$393,750

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

GLOBAL INVESTOR SERVICES, INC.
(FORMERLY THERETIREMENTSOLUTION.COM, INC.)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A summary of the significant accounting policies applied in the preparation of the accompanying financial statements follows:

Business and basis of Presentation

Global Investor Services, Inc. (the "Company") was incorporated on August 10, 2005 under the laws of the State of Nevada. On September 16, 2006, the Company changed its name to TheRetirementSolution.Com, Inc. and on October 1, 2008 to Global Investor Services, Inc. The Company currently markets directly and through its marketing partners as well as online, certain investor products and services that provide financial and educational information to its prospective customers and to its subscribers. During the year ended March 31, 2008, the Company transitioned from a development stage enterprise to an operating company. While the Company has generated revenues from its sale of products, the Company has incurred expenses, and sustained losses. Consequently, its operations are subject to all risks inherent in the establishment of a new business enterprise. As of December 31, 2008, the Company has accumulated losses of $19,924,874.

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
DECEMBER 31, 2008

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
DECEMBER 31, 2008

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
DECEMBER 31, 2008

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

As of December 31, 2008 and March 31, 2008, the Company’s deferred revenue was $235,412 and $804,452, respectively

Use of Estimates

The preparation of unaudited condensed consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

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

Advertising Costs

The Company expenses advertising costs as incurred. Advertising expense was $-0- and $6,850 for the nine month period ended December 31, 2008 and 2007, respectively.

GLOBAL INVESTOR SERVICES, INC.
(FORMERLY THERETIREMENTSOLUTION.COM, INC.)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Research and Development

The Company accounts for research and development costs in accordance with the Financial Accounting Standards Board’s Statement of Financial Accounting Standards No. 2 (“SFAS 2”), “Accounting for Research and Development Costs.” Under SFAS 2, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and developments costs are expensed when the contracted work has been performed or as milestone results have been achieved. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred. For the nine month period ended December 31, 2008 and 2007, the Company’s expenditures on research and product development were immaterial.

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

Total identifiable intangible assets acquired in the acquisition of ITT and Razor and their carrying values at December 31, 2008 are:

	Gross Carrying Amount	Accumulated Amortization	Net	Residual Value	Weighted average Amortization Period (Years)
Amortized Identifiable intangible assets:
Customer/subscriber lists-Razor	$499,747	$(159,641)	$340,106	$-0-	3
Software license-Razor	1,244,000	(198,694)	1,045,306	-0-	6
Software ITT	1,676,000	(535,389)	1,140,611	-0-	3
Unamortized Identifiable Assets	NONE
Total	$3,419,747	$(893,724)	$2,526,023	$-0-

Total amortization expense charged to operations for the nine month period ended December 31, 2008 and 2007 was $699,437 and $0, respectively. Estimated amortization expense as of December 31, 2008 is as follows:

GLOBAL INVESTOR SERVICES, INC.
(FORMERLY THERETIREMENTSOLUTION.COM, INC.)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Year ending March 31,
2009	$233,145
2010	932,582
2011	781,488
2012	207,333
2012 and after	371,475
Total	$2,526,023

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

Fair value of financial instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2008 and March 31, 2008. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash and accounts payable. Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

Concentrations of Credit Risk

Financial instruments and related items which potentially subject the Company to concentrations of credit risk consist primarily of cash, cash equivalents and trade receivables. The Company places its cash and temporary cash investments with credit quality institutions. At times, such investments may be in excess of the FDIC insurance limit. The Company periodically reviews its trade receivables in determining its allowance for doubtful accounts. The allowance for refunds was $-0- and $6,200 at December 31, 2008 and March 31, 2008, respectively.

Website Development Costs

The Company recognizes website development costs in accordance with Emerging Issue Task Force ("EITF") No. 00-02, "Accounting for Website Development Costs." As such, the Company expenses all costs incurred that relate to the planning and post implementation phases of development of its website. Direct costs incurred in the development phase are capitalized and recognized over the estimated useful life. Costs associated with repair or maintenance for the website are included in cost of net revenues in the current period expenses. During the nine month period ended December 31, 2008 and 2007, the Company did not capitalize any costs associated with the website development.

GLOBAL INVESTOR SERVICES, INC.
(FORMERLY THERETIREMENTSOLUTION.COM, INC.)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008

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

For the nine month period ended December 31, 2008 and 2007, the Company did not grant stock options to employees and consultants. The fair value of options granted in previous years vesting during the nine month period ended December 31, 2008 and 2007 of $618,300 and $684,180 respectively.  was recorded as a current period charge to earnings.

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

Income taxes

The Company follows Statement of Financial Accounting Standard No.109, Accounting for Income Taxes (SFAS No.109) for recording the provision for income taxes. Deferred tax assets and liabilities are computed based upon the difference between the financial statement and income tax basis of assets and liabilities using the enacted marginal tax rate applicable when the related asset or liability is expected to be realized or settled. Deferred income tax expenses or benefits are based on the changes in the asset or liability during each period. If available evidence suggests that it is more likely than not that some portion or all of the deferred tax assets will not be realized, a valuation allowance is required to reduce the deferred tax assets to the amount that is more likely than not to be realized. Future changes in such valuation allowance are included in the provision for deferred income taxes in the period of change. Deferred income taxes may arise from temporary differences resulting from income and expense items reported for financial accounting and tax purposes in different periods. Deferred taxes are classified as current or non-current, depending on the classification of assets and liabilities to which they relate. Deferred taxes arising from temporary differences that are not related to an asset or liability are classified as current or non-current depending on the periods in which the temporary differences are expected to reverse

GLOBAL INVESTOR SERVICES, INC.
(FORMERLY THERETIREMENTSOLUTION.COM, INC.)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

At December 31, 2008, the Company has available for federal income tax purposes a net operating loss carry forward of approximately $20,000,000, expiring in the year 2026, that may be used to offset future taxable income. The Company has provided a valuation reserve against the full amount of the net operating loss benefit, since in the opinion of management based upon the earnings history of the Company; it is more likely than not that the benefits will not be realized. Due to significant changes in the Company's ownership, the future use of its existing net operating losses may be limited. Components of deferred tax assets as of December 31, 2008 are as follows:

Noncurrent:
Net operating loss carryforward	$7,000,000
Valuation allowance	$(7,000,000)
Net deferred tax asset	-

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

Liquidity

As shown in the accompanying unaudited condensed consolidated financial statements, the Company incurred a net loss of $6,254,246 for the nine month period ended December 31, 2008. The Company's current liabilities exceeded its current assets by $8,935,660 as of December 31, 2008.

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
DECEMBER 31, 2008

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
DECEMBER 31, 2008

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

In June 2008, the FASB issued FSP Emerging Issues Task Force (EITF) No. 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” Under the FSP, unvested share-based payment awards that contain rights to receive nonforfeitable dividends (whether paid or unpaid) are participating securities, and should be included in the two-class method of computing EPS. The FSP is effective for fiscal years beginning after December 15, 2008, and interim periods within those years. The Company does not expect the adoption of FSP EITF No. 03-6-1 to have a material effect on its consolidated financial position, results of operations or cash flows

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC did not, or are not believed by management to, have a material impact on the Company’s present or future consolidated financial statements.

GLOBAL INVESTOR SERVICES, INC.
(FORMERLY THERETIREMENTSOLUTION.COM, INC.)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008

2. PROPERTY AND EQUIPMENT

The Company’s property and equipment at December 31, 2008 and March 31, 2008 consist of the following:

	December 31, 2008	March 31, 2008
Software	$2,920,000	$2,920,000
Computer equipment	4,211	4,211
Office equipment	23,568	23,568
	2,947,779	2,947,779
Less accumulated depreciation	(747,865)	(169,198)
	$2,199,914	$2,778,581

Depreciation expense charged to operations amounted to $578,667 and $2,682 and nine month period ended December 31, 2008 and 2007, respectively.

3. CUSTOMERS LIST

The Company’s customers list at December 31, 2008 and March 31, 2008 consist of the following:

	December 31, 2008	March 31, 2008
Customers list	$499,747	$499,747
Less accumulated amortization	(159,641)	(34,705)
	$340,106	$465,042

The Company recorded amortization expense for the nine month period ended December 31, 2008 and 2007 of $124,936 and $-0-, respectively.

4. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities consisted of the following at December 31, 2008 and March 31, 2008:

	December 31, 2008	March 31, 2008
Accounts payable	$553,864	$723,695
Accrued consulting payable	235,950	591,548
Accrued interest payable	348,821	178,856
Accrued payroll taxes	29,577	23,420
Accrued salaries and wages	501,330	175,485
	$1,669,542	$1,693,004

GLOBAL INVESTOR SERVICES, INC.
(FORMERLY THERETIREMENTSOLUTION.COM, INC.)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008

5. ADVANCES

The Company received advances of $239,562 on July 7, 2008 and $310,000 on September 4, 2008 to finance future marketing activities. The advances are payable at 120% from each marketing event of the Company with the proceeds or if proceeds are insufficient, from other marketing events or revenues of the Company each at six months from the date of the advance. In the event the Company does not pay off the advances by January 9, 2009 and February 4, 2009; the remaining balance is converted to a six month, interest free secured convertible debentures. The debentures are convertible into the Company’s common stock at $0.10 per share and are secured by 12,000,000 shares of the Company’s common stock.

The financing costs of $199,912 are amortized ratably over a six month term.

During the three month period ended December 31, 2008, the Company received total additional advances of $450,000 under the same terms and conditions as described above.

6. NOTES PAYABLE

A summary of notes payable at December 31, 2008 and March 31, 2008 are as follows:

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

On December 4, 2008; the Company issued 1,014,030 shares of common stock in settlement of the outstanding note payable and related interest.

GLOBAL INVESTOR SERVICES, INC.
(FORMERLY THERETIREMENTSOLUTION.COM, INC.)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008

6. NOTES PAYABLE (continued)

At December 31, 2008 and March 31, 2008, balances consist of the following:

	December 31, 2008	March 31, 2008
Convertible promissory note	$182,085	$182,085
Note payable to related party	-	102,423
	182,085	284,508
Less: current portion	(182,085)	(284,508)
Long-term debt	$-	$-

7. CONVERTIBLE DEBENTURES

During the nine month period ending December 31, 2008, the Company issued an aggregate of 4,125,000 shares of common stock in exchange for convertible debentures totaling $400,000.

Convertible Debenture #1

In May 2007, the Company received $100,000 in exchange for a Convertible Debenture (Debenture) that matured on August 31, 2007. The Debenture bears an interest rate of 12% and is convertible into the Company's common stock at the greater of $0.25 per share or 67.5% of the average 10 previous trade days prior to conversion. During the nine month period ended December 31, 2008, the debenture was exchanged for a convertible debenture (see convertible debenture #19 below)

Convertible Debenture #2

In May 2007, the Company received $50,000 in exchange for a Convertible Debenture (Debenture) that matured on August 31, 2007. The Debenture bears an interest rate of 12% and is convertible into the Company's common stock at the greater of $0.25 per share or 67.5% of the average 10 previous trade days prior to conversion. (Note in default.)

Convertible Debenture #3

In May 2007, the Company received $100,000 in exchange for a Convertible Debenture (Debenture) that matured on August 31, 2007. The Debenture bears an interest rate of 12% and is convertible into the Company's common stock at the greater of $0.25 per share or 67.5% of the average 10 previous trade days prior to conversion. The note converted to common stock during the nine month period ended December 31, 2008.

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

GLOBAL INVESTOR SERVICES, INC.
(FORMERLY THERETIREMENTSOLUTION.COM, INC.)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008

7. CONVERTIBLE DEBENTURES (continued)

Convertible Debenture #6

In May 2007, the Company received $100,000 in exchange for a Convertible Debenture (Debenture) that originally matured on August 31, 2007. The Company reached a settlement to issue common stock by no later than December 8, 2008 at the average price back 90 days. Subsequent to the conversion, the Company agreed to issue additional shares should the average price per share be lower in the subsequent 90 days. (Note in default)

Convertible Debenture #7

In May 2007, the Company received $50,000 in exchange for a Convertible Debenture (Debenture) that matured on August 31, 2007. The Debenture bears an interest rate of 12% and is convertible into the Company's common stock at the greater of $0.25 per share or 67.5% of the average 10 previous trade days prior to conversion. (Note in default.)

Convertible Debenture #8

In May 2007, the Company received $150,000 in exchange for a Convertible Debenture (Debenture) that matured on August 31, 2007. The Debenture bears an interest rate of 12% and is convertible into the Company's common stock at the greater of $0.25 per share or 67.5% of the average 10 previous trade days prior to conversion. (Note in default.)

Convertible Debenture #9

In May 2007, the Company received $200,000 in exchange for a Convertible Debenture (Debenture) that matured on August 31, 2007. The Debenture bears an interest rate of 12% and is convertible into the Company's common stock at the greater of $0.25 per share or 67.5% of the average 10 previous trade days prior to conversion. The note converted to common stock during the nine month period ended December 31, 2008.

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

Convertible Debenture #12

In May 2007, the Company received $25,000 in exchange for a Convertible Debenture (Debenture) that matured on August 31, 2007. The Debenture bears an interest rate of 12% and is convertible into the Company's common stock at the greater of $0.25 per share or 67.5% of the average 10 previous trade days prior to conversion. The note converted to common stock during the nine month period ended December 31, 2008.

Convertible Debenture #13

In May 2007, the Company received $25,000 in exchange for a Convertible Debenture (Debenture) that matured on August 31, 2007. The Debenture bears an interest rate of 12% and is convertible into the Company's common stock at the greater of $0.25 per share or 67.5% of the average 10 previous trade days prior to conversion. The note converted to common stock during the nine month period ended December 31, 2008.

GLOBAL INVESTOR SERVICES, INC.
(FORMERLY THERETIREMENTSOLUTION.COM, INC.)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008

7. CONVERTIBLE DEBENTURES (continued)

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

In accordance with Emerging Issues Task Force Issue 98-5, Accounting for Convertible Securities with a Beneficial Conversion Features or Contingently Adjustable Conversion Ratios (“EITF 98-5”), the Company recognized an imbedded beneficial conversion feature present in Convertible Note #17. The Company allocated a portion of the proceeds equal to the intrinsic value of that feature to additional paid-in capital. The Company recognized and measured an aggregate of $20,000 of the proceeds, which is equal to the intrinsic value of the imbedded beneficial conversion feature, to additional paid-in capital and a discount against the Convertible Note. The debt discount attributed to the beneficial conversion feature is charged to current period operations as interest expense

GLOBAL INVESTOR SERVICES, INC.
(FORMERLY THERETIREMENTSOLUTION.COM, INC.)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008

7. CONVERTIBLE DEBENTURES (continued)

In connection with the issuance of the convertible debenture, the Company issued 100,000 shares of common stock. The common stock was valued at the date of the related convertible debenture and charged to current period operations as financing costs.

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

In connection with the issuance of the convertible debenture, the Company issued 100,000 shares of common stock. The common stock was valued at the date of the related convertible debenture.

The total debt discount attributed to the beneficial conversion feature of $32,333 is charged operations ratably over the note term as interest expense.

For the nine month period ended December 31, 2008, the Company amortized $7,057 to current period operations as interest expense.

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
In connection with the issuance of the convertible debenture, the Company issued 700,000 shares of common stock. The common stock was valued at the date of the related convertible debenture.

The total debt discount attributed to the beneficial conversion feature of $108,182 is charged operations ratably over the note term as interest expense.

For the nine month period ended December 31, 2008, the Company amortized $23,612 to current period operations as interest expense.

Convertible Debenture #20

In June 2008, the Company received $50,000 in exchange for a Convertible Debenture (“Debenture”) that matures in June 2011. The Debentures bears interest at a rate of 10% and will be convertible into 625,000 shares of the Company’s common stock, at a conversion rate of $.08 per share. Interest will also be converted into common stock at the conversion rate of $.08 per share. The note converted to common stock during the nine month period ended December 31, 2008.

GLOBAL INVESTOR SERVICES, INC.
(FORMERLY THERETIREMENTSOLUTION.COM, INC.)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008

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

For the nine month period ended December 31, 2008, the Company amortized $25,000 to current period operations as interest expense.

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

For the nine month period ended December 31, 2008, the Company amortized $753,838 to current period operations as interest expense.

At December 31, 2008 and March 31, 2008, balances consisted of the following:

	December 31, 2008	March 31, 2008
Convertible debenture #1	$-	$100,000
Convertible debenture #2	50,000	50,000
Convertible debenture #3	-	100,000
Convertible debenture #4	50,000	50,000
Convertible debenture #5	125,000	125,000
Convertible debenture #6	100,000	100,000
Convertible debenture #7	50,000	50,000
Convertible debenture #8	150,000	150,000
Convertible debenture #9	-	200,000
Convertible debenture #10	200,000	200,000
Convertible debenture #11	50,000	50,000
Convertible debenture #12	-	25,000
Convertible debenture #13	-	25,000
Convertible debenture #14	50,000	50,000

GLOBAL INVESTOR SERVICES, INC.
(FORMERLY THERETIREMENTSOLUTION.COM, INC.)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008

7. CONVERTIBLE DEBENTURES (continued)

	December 31, 2008	March 31, 2008
Convertible debenture #15	$25,000	$25,000
Convertible debenture #16	250,000	250,000
Convertible debenture #17	25,000	50,000
Convertible debenture #18, net of unamortized debt discount of $25,275 and $32,333, respectively	24,725	17,667
Convertible debentures #19, net of unamortized debt discount of $84,570	265,430	-
Convertible debenture #20, converted	-	-
Convertible promissory notes, net of unamortized debt discount of $287,829 and $1,041,667, respectively, related party	4,712,171	3,958,333
Total	6,127,326	5,576,000
Less: current portion	(1,125,000)	(1,600,000)
Less: current portion, related party	(4,712,171)	( -)
Long term portion	$290,155	$17,667
Long term portion, related party	$-	$3,958,333

8. RELATED PARTY TRANSACTIONS

The Company advanced funds to two related parties. The advances are non-interest bearing and have no repayment terms. The related parties consist of two corporations related to the Company through common ownership. At December 31, 2008 and March 31, 2008, due from related parties balance was $147,600. The advances are secured by common stock of the company controlled by the related party. At December 31, 2008 and March 31, 2008, due to related party was $35,497 and $158,789, respectively.

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

The minimum future lease rentals under this agreement are as follows:

Period Ending December 31,
2009	$159,036
2010	159,036
2011	53,012
$371,084

GLOBAL INVESTOR SERVICES, INC.
(FORMERLY THERETIREMENTSOLUTION.COM, INC.)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008

9. OPERATING LEASE COMMITMENTS (continued)

In March 2008, the Company entered into a lease agreement for office space under a sublease agreement (“sublease”). Under the sublease, minimum monthly lease payments of $18,210 are required with payments escalating annually through September 30, 2010. The first payment began April 15, 2008.

The future minimum lease rentals under this sublease are as follows:

Period Ending December 31,
2009	$221,252
2010	227,889
2011	115,914
$565,055

The rent expense for all leases for the nine month period ended December 31, 2008 and 2007 was $317,230 and $34,891, respectively.

10.  CAPITAL STOCK

Preferred stock subscription

During the nine month period ended December 31, 2008, the Company received a preferred stock subscription for 62,500 shares of Series B convertible preferred stock for $500,000, subject to approval of the shareholders of the Company.

The Company is obligated to issue 6,250,000 shares of its common stock should the Company is unable to issue the preferred stock and therefore the subscription received is considered an equity financing transaction.

Common stock

The Company is authorized to issue 700,000,000 shares of common stock with par value $.001 per share. As of December 31, 2008, the Company had 269,092,693 shares of common stock issued and outstanding.

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

In July 2008, the Company issued 500,000 shares in connection with the issuance of convertible debentures.

In September 2008, the Company issued 986,472 shares of its common stock in settlement of accrued interest on convertible debentures.

In September 2008, the Company issued 875,000 shares of its common stock in exchange for $75,000 convertible debenture.

GLOBAL INVESTOR SERVICES, INC.
(FORMERLY THERETIREMENTSOLUTION.COM, INC.)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008

10.  CAPITAL STOCK (continued)

Common stock (continued)

In October 2008, the Company issued 13,375 shares of its common stock in settlement of accrued interest on convertible debenture.

In December 2008, the Company issued an aggregate of 8,001,600 shares of its common stock in exchange for services rendered.

In December 2008, the Company issued an aggregate of 1,164,030 of its common stock  in settlement of convertible debentures and related interest.

In December 2008, the Company issued an aggregate of 1,352,743 shares of its common stock in settlement of accrued interest on convertible debentures.

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

The Company may be subject to legal proceedings and claims which arise in the ordinary course of its business. Although occasional adverse decisions or settlements may occur, the Company believes that the final disposition of such matters should not have a material adverse effect on its financial position, results of operations or liquidity. The Company had no pending legal proceedings or claims as of December 31, 2008.

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

GLOBAL INVESTOR SERVICES, INC.
(FORMERLY THERETIREMENTSOLUTION.COM, INC.)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008

12. LOSS PER COMMON SHARE

The following table presents the computation of basic and diluted loss per share for the nine month period ended December 31, 2008 and 2007:

	Three months ended December 31, 2008	Three months ended December 31, 2007	Nine months ended December 31, 2008	Nine months ended December 31, 2007
Net loss available for common shareholders	$(1,831,968)	$(1,226,001)	$(6,254,246)	$(4,841,849)
Loss per share (basic and assuming dilution)	$(0.01)	$(0.01)	$(0.02)	$(0.05)

Weighted average common shares outstanding
Basic	260,194,068	145,960,614	253,322,104	93,290,901
Fully diluted	260,194,068	145,960,614	253,322,104	93,290,901

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

At December 31, 2008 the Company has available for federal income tax purposes a net operating loss carryforward of approximately $20,000,000 expiring in the year 2026, that may be used to offset future taxable income. The Company has provided a valuation reserve against the full amount of the net operating loss benefit, since in the opinion of management based upon the earnings history of the Company; it is more likely than not that the benefits will not be realized. Due to significant changes in the Company's ownership, the future use of its existing net operating losses may be limited. Components of deferred tax assets as of December 31, 2008 are as follows:

Noncurrent:
Net operating loss carryforward	$7,000,000
Valuation allowance	(7,000,000)
Net deferred tax asset	$-

The total provision differs from the amount that would be obtained by applying the federal statutory rate of 34% to income before income taxes, as follows:

Expected tax provision (benefit)	$(7,000,000)
Effect of:
State income taxes, net of federal benefit	-
Net operating loss carryforward	5,460,000
Increase in valuation allowance	1,540,000
Graduated rates	-
$7,000,000

GLOBAL INVESTOR SERVICES, INC.
(FORMERLY THERETIREMENTSOLUTION.COM, INC.)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008

14. STOCK OPTIONS AND WARRANTS

Employee Stock Options

The following table summarizes the changes in employee stock options outstanding and the related prices for the shares of the Company’s common stock issued to employees of the Company under a non-qualified employee stock option plan at December 31, 2008:

	Options Outstanding			Options Exercisable
			Weighted		Weighted
		Weighted	Average		Average
		Average	Exercise		Exercise
Range of	Number of	Remaining	Price of	Number of	Price of
Exercise	Shares	Contractual	Outstanding	Shares	Exercisable
Prices	Outstanding	Life (Years)	Options	Exercisable	Options

$0.25	1,330,490	0.54	$0.25	1,330,490	$0.25
$0.41	6,000,000	8.04	0.41	4,375,000	$0.41
$0.42	1,500,000	8.11	0.42	1,466,829	$0.42
	8,830,490	6.95	$0.39	7,172,319	$0.38

Transactions involving stock options issued to employees are summarized as follows:

		Weighted
		Average
	Number of	Exercise
	Shares	Price

Options outstanding at March 31, 2006	-	$-
Granted	9,890,123	0.373
Exercised	-	-
Cancelled or expired	(1,059,633)	0.25
Options outstanding at March 31, 2007	8,830,490	0.388
Granted	-	-
Exercised	-	-
Cancelled or expired	-	-
Options outstanding at March 31, 2008	8,830,490	0.388
Granted	-	-
Exercised	-	-
Cancelled or expired	-	-
Options outstanding at December 31, 2008	8,830,490	$0.388

For the nine month period ended December 31, 2008 and 2007, we did not grant stock options to employees and consultants. The fair value of options granted in previous years vesting during the nine month period ended December 31, 2008 and 2007 of $618,300 and $618,300 was recorded as a current period charge to earnings.

GLOBAL INVESTOR SERVICES, INC.
(FORMERLY THERETIREMENTSOLUTION.COM, INC.)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008

14. STOCK OPTIONS AND WARRANTS (continued)

Non-Employee Stock Options

The following table summarizes the changes in options outstanding and the related prices for the shares of the Company’s common stock issued to consultants and non-employees of the Company at December 31, 2008:

	Options Outstanding			Options Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
Exercise	Number	Contractual	Exercise	Number of	Exercise
Prices	Outstanding	Life (Years)	Price	Exercisable	Price
$0.145	500,000	4.45	$0.145	-	$0.145
$0.22	300,000	7.00	0.22	300,000	0.22
$0.25	2,469,135	2.54	0.25	2,469,135	0.25
$0.33	20,000	0.99	0.33	20,000	0.33
$0.42	500,000	1.36	0.42	500,000	0.42
	3,789,135	2.99	$0.26	3,289,135	$0.29

Transactions involving stock options issued to consultants and non-employees are summarized as follows:

		Weighted
		Average
	Number of	Price
	Shares	Per Share

Options outstanding at March 31, 2006	-	$-
Granted	5,458,270	0.266
Exercised	-	-
Cancelled or expired	-	-
Options outstanding at March 31, 2007	5,458,270	0.266
Granted	2,000,000	0.22
Exercised	-	-
Cancelled or expired	(2,469,135)	(0.25)
Options outstanding at March 31, 2008	4,989,135	0.29
Granted	500,000	0.145
Exercised	-	-
Cancelled or expired	(1,700,00)	-
Options outstanding at December 31, 2008	3,789,135	$0.36

During the year ended March 31, 2008, the Company granted 2,000,000 non-employee stock options with an exercise price of $0.22 expiring approximately eight years from issuance. The fair value of the vested amounts (determined as described below) of $65,880 was charged to current period earnings. During the nine months ended December 31, 2008, the canceled certain remaining non vested options previously granted.

The weighted-average fair value of stock options granted to non-employees and the weighted average significant assumptions used to determine those fair values, using a Black-Scholes option pricing model are as follows:

GLOBAL INVESTOR SERVICES, INC.
(FORMERLY THERETIREMENTSOLUTION.COM, INC.)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008

14. STOCK OPTIONS AND WARRANTS (continued)

Risk-free interest rate at grant date:	3.72%
Expected volatility	217.71%
Expected dividend payout	$0
Expected option life-years (a)	8 years

(a)	the expected option life is based on contractual expiration dates

During the nine month period ended December 31, 2008, the Company granted 500,000 non-employee stock options with an exercise price of $0.145 in one year and expiring approximately five years from issuance. The fair value of the vested amounts will be determined and charged to current period earnings at the time of vesting.

Warrants

The following table summarizes the changes in warrants outstanding and the related prices for the shares of the Company’s common stock issued to shareholders at December 31, 2008:

	Warrants Outstanding			Warrants Exercisable
Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
Exercise	Number	Contractual	Exercise	Number	Exercise
Price	Outstanding	Life (Years)	Price	Exercisable	Price

$0.22	195,000	135	$0.22	195,000	$0.22
$0.50	3,602,500	1.33	$0.50	3,602,500	$0.50

Transactions involving the Company’s warrant issuance are summarized as follows:

		Average
	Number of	Price
	Shares	Per Share

Warrants outstanding at March 31, 2006	-	$-
Granted	1,750,000	050
Exercised	-	-
Cancelled or expired	-	-
Warrants outstanding at March 31, 2007	1,750,000	0.50
Granted	2,047,500	0.48
Exercised	-	-
Cancelled or expired	-	-
Warrants outstanding at March 31, 2008	3,797,500	0.49
Granted	-	-
Exercised	-	-
Cancelled or expired	-	-
Warrants outstanding at December 31, 2008	3,797,500	$0.49

GLOBAL INVESTOR SERVICES, INC.
(FORMERLY THERETIREMENTSOLUTION.COM, INC.)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008

14. STOCK OPTIONS AND WARRANTS (continued)

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

15. GOING CONCERN MATTERS

The Company’s unaudited condensed consolidated financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred significant losses which have resulted in an accumulated deficit of $19,924,874 at December 31, 2008 which raises substantial doubt about the Company’s ability to continue as a going concern. The accompanying unaudited condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty.

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

16. SUBSEQUENT EVENTS

On January 7, 2009, the Company issued 1,555,556 shares of common stock as payment towards outstanding debt obligation.

On January 20, 2009, the Company issued a promissory note for $200,000; due on July 20, 2009; at an annualized interest rate of 20% with interest is payable on a monthly basis.  The promissory note is secured by officer guarantees.  In connection with the issuance of the promissory note, the Company issued warrants to purchase 2,000,000 shares of the Company’s common stock at $0.01 expiring on January 20, 2014.

On January 27, 2009, the Company issued an aggregate of 2,625,000 shares of common stock as payment towards employee compensation.

In January and February 2009, the Company issued an aggregate of 11,607,472 shares of common stock for officer compensation.

On February 3, 2009, the Company issued 5,000,000 shares of common stock as part of a consulting services contract.

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

Background

The Company was incorporated in the state of Nevada on August 1, 2005. On August 30, 2006, the Company entered into a Share Purchase Agreement (“Agreement”) with Voxpath Holdings, Inc. (“Voxpath”). Prior to the merger, Voxpath was an inactive corporation with no significant assets and liabilities.  On September 16, 2006, the Company changed its name to TheRetirementSolution.Com, Inc.  Effective October 1, 2008, the Company changed its name to Global Investor Services, Inc.

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

Results of Operations

Three months ended December 31, 2008 compared to three months ended December 31, 2007:

Revenues:

	Three Months Ended		Three Months Ended
	December 31, 2008		December 31, 2007		Variance

Subscription revenues	$274,173	54%	$3,082	100%	$271,091	8,796%
Training revenues	233,207	46%	-	0%	233,207	100%
Services and other	4,000	-%	-	0%	4,000	100%
Total	$511,380	100%	$3,082	100%	$508,298	16,492%

Cost of sales:

Cost of sales for the three month period ended December 31, 2008 was $453,387 as compared to $-0- for the same period last year.  The primary reason for this increase is a result of the acquisition of ITT and Razor.  Our gross profit was $57,993 as compared to $3,082 for same period last year.  The primary reason for this increase is a result of the acquisition of ITT and Razor.

Operating Expenses:

A summary of significant operating expenses for the three months ended December 31, 2008 and the three months ended December 31, 2007 follows:

	Three Months		Three Months
	Ended		Ended
	December 31, 2008		December 31, 2007		Variance

Selling, general and administrative	$1,141,593	84%	$1,145,739	100%	$(4,146)	-%
Depreciation and amortization	234,534	16%	1,461	-%	233,073	15,953%
Total	$1,376,127	100%	$1,147,200	100%	$228,927	20%

Our selling, general and administrative expenses for the three month period ended December 31, 2008 was $1,141,593 as compared to $1,145,739 for the three months ended December 31, 2008.  The primary reason for this decrease is a result of reduced operating costs, net with an increase from the acquisition of ITT and Razor.

Our depreciation and amortization expenses for the three month period ended December 31, 2008 was $234,534 as compared to $1,461 for the three month period ended December 31, 2007.  The primary reason of this increase is due to the additional assets acquired with the acquisition of ITT and Razor.

Nine months ended December 31, 2008 compared to nine months ended December 31, 2007:

Revenues:

	Nine Months Ended		Nine Months Ended
	December 31, 2008		December 31, 2007		Variance

Subscription revenues	$1,245,356	57%	$19,827	100%	$1,225,529	6,181%
Training revenues	923,948	42%	-	0%	923,948	100%
Services and other	8,500	1%	-	0%	8,500	100%
Total	$2,177,804	100%	$19,827	100%	$2,157,977	10,884%

Cost of sales:
Cost of sales for the nine month period ended December 31, 2008 was $2,007,095 as compared to $-0- for the same period last year.  The primary reason for this increase is a result of the acquisition of ITT and Razor.  Our gross profit was $170,709 as compared to $19,827 for same period last year.  The primary reason for this increase is a result of the acquisition of ITT and Razor.

Operating Expenses:

A summary of significant operating expenses for the nine months ended December 31, 2008 and the nine months ended December 31, 2007 follows:

	Nine Months		Nine Months
	Ended		Ended
	December 31, 2008		December 31, 2007		Variance

Selling, general and administrative	$4,320,007	86%	$4,704,207	100%	$(384,200)	(8)%
Depreciation and amortization	703,604	14%	2,682	-%	700,922	26,134%
Total	$5,023,611	100%	$4,706,889	100%	$316,722	6.73%

Our selling, general and administrative expenses for the nine month period ended December 31, 2008 was $4,320,007 as compared to $4,704,207 for the nine months ended December 31, 2007.  The primary reason for this decrease is due stock based compensation paid in the nine months ended December 31, 2007 net with the increase from our acquisitions of ITT and Razor.

Our depreciation and amortization expenses for the nine month period ended December 31, 2008 was $703,604 as compared to $2,682 for the nine month period ended December 31, 2007.  The primary reason of this increase is due to the additional assets acquired with the acquisition of ITT and Razor.

Liquidity and Capital Resources

As of December 31, 2008, the Company had a working capital deficit of $8,935,659. The Company generated a deficit in cash flow from operating activities of $1,780,368 for the nine month period December 31, 2008. This deficit is primarily attributable to the Company's net loss from operations of $6,254,246 and is partially offset by following: A charge for the value of options issued for services of $618,300, recognition of an imbedded beneficial conversion of convertible debentures of $906,476, stock issued for services of $1,299,362, amortization of deferred compensation costs of $183,991, amortization and depreciation expense of $703,603, and changes in the balances of current assets and liabilities. Accounts receivable, unbilled revenue and other current assets decreased by $927,712, net. Accounts payable and accrued liabilities increased by $286,715 and deferred revenue decreased by $569,040.

The Company did not generate any cash flow from investing activities for the nine months ended December 31, 2008.

The Company’s generated a cash flow from financing activities for the nine month period ended December 31, 2008 through net proceeds from the sale of convertible debentures in the aggregate principal amount of $275,000, advances for marketing of $999,561 and a preferred stock subscription for an aggregate principal amount of $500,000 net with repayments of related party advances and other notes payable of $125,715.

While we have raised capital to meet our working capital and financing needs in the past, additional financing is required in order to meet our current and projected cash flow deficits from operations and development. We are seeking financing, which may take the form of debt, convertible debt or equity, in order to provide the necessary working capital. There can be no assurance that future financings will be available to us on acceptable terms. If financing is not available to us on acceptable terms, we may be unable to continue our operations.

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

Revenue Recognition

For revenue from product sales and services, the Company recognizes revenue in accordance with Staff Accounting Bulletin No. 104, Revenue Recognition ("SAB104"), which superseded Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements ("SAB101"). SAB 101 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the selling price is fixed and determinable; and (4) collectability is reasonably assured. Determination of criteria (3) and (4) are based on management's judgments regarding the fixed nature of the selling prices of the products delivered and the collectability of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. The Company defers any revenue for which the product has not been delivered or is subject to refund until such time that the Company and the customer jointly determine that the product has been delivered or no refund will be required. The Company had deferred revenues of $235,412 and $804,452 as of December 31, 2008 and March 31, 2008, respectively. SAB 104 incorporates Emerging Issues Task Force 00-21 ("EITF 00-21"), Multiple-Deliverable Revenue Arrangements. EITF 00-21 addresses accounting for arrangements that may involve the delivery or performance of multiple products, services and/or rights to use assets. The effect of implementing EITF 00-21 on the Company's financial position and results of operations was not significant.

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

For the nine month period ended December 31, 2008 and 2007, we did not grant stock options to employees and consultants. The fair value of options granted in previous years vesting during the nine month period ended December 31, 2008 and 2007 of $618,300 and $618,300 was recorded as a current period charge to earnings.

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

In June 2008, the FASB issued FSP Emerging Issues Task Force (EITF) No. 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” Under the FSP, unvested share-based payment awards that contain rights to receive nonforfeitable dividends (whether paid or unpaid) are participating securities, and should be included in the two-class method of computing EPS. The FSP is effective for fiscal years beginning after December 15, 2008, and interim periods within those years. The Company does not expect the adoption of FSP EITF No. 03-6-1 to have a material effect on its consolidated financial position, results of operations or cash flows

Off-Balance Sheet Arrangements

The Company does not have any off balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, revenues, results of operations, liquidity or capital expenditures.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable

ITEM 4T – CONTROLS AND PROCEDURES

Disclosure Control and Procedures

We maintain “disclosure controls and procedures,” as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the ~~“~~Exchange Act ”), that are designed to ensure that information required to be disclosed by us in ~~r~~eports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported~~,~~ within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

As of December 31, 2008, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in our periodic reports is recorded, processed, summarized and reported, within the time periods specified for each report and that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changed in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to material affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

None

ITEM 1A – Risk Factors.

As a smaller reporting company, we are not required to provide the disclosure required by this item.

ITEM 2 – UNREGISTER SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In October 2008, the Company issued 13,375 shares of its common stock in settlement of accrued interest on convertible debenture.

In December 2008, the Company issued an aggregate of 8,001,600 shares of its common stock in exchange for services rendered.

In December 2008, the Company issued an aggregate of 1,164,030 of its common stock  in settlement of convertible debentures and related interest.

In December 2008, the Company issued an aggregate of 1,352,743 shares of its common stock in settlement of accrued interest on convertible debentures.

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

THERETIREMENTSOLUTION.COM, INC.

Dated: February 11, 2009	By:	/s/ Nicholas S. Maturo
Nicholas S. Maturo
Chief Executive Officer
(Principal Executive Officer)

Date: February 11, 2009	By:	/s/ William Kosoff
William Kosoff
President and Chief Financial Officer
(Principal Financial Officer)