Form 10-K
period 2009-03-31
Global Investor Services, Inc.
filed 2009-06-29
CIK 862651

U.S. Securities and Exchange Commission
Washington, DC 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED

March 31, 2009

Commission File Number 000-27019

Global Investor Service, Inc.
(Formerly TheRetirementSolution.com, Inc.)

(Name of small business issuer as specified in its charter)

Nevada	87-0369205
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

110 William Street, 22 ND Floor
New York, New York 10038
(Address of principal executive offices)

Issuer’s telephone number: (212)227-2242

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months, (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by checkmark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days $15,765,740 based on the average closing bid and asked prices on June 26 th 2009.

State issuer’s revenue for its most recent fiscal year. $2,587,352

As of June 26, 2009, there were 315,314,800 shares of the common stock, par value $.001 per share, outstanding.

Documents incorporated by reference: None

Transitional Small Business Disclosure Format (check one): Yes ☐   No ☒

GLOBAL INVESTOR SERVICES, INC.

2009 FORM 10-K ANNUAL REPORT

TABLE OF CONTENTS

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

PART I

ITEM 1.   BUSINESS.

Corporate History

The Company was incorporated in the state of Nevada on August 1, 2005. Effective September 18, 2006, the Company changed its name to TheRetirementSolution.com, Inc., and on October 1, 2008 the Company changed its name to Global Investor Services, Inc.. The Company was initially formed to market portfolios of stocks via subscription. In 2007, a new chief executive officer was installed and a strategy was developed to create and market a diverse portfolio of products and services for the financial education and financial information industry. This strategy included strategic acquisitions, such as the  acquisitions of Razor Data, LLC and Investment Tools and Training, LLC, which have provided the Company with an integrated platform in which it can market and deliver investor education products and investor services. The stock symbol is GISV or GISV>OB on some services.

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

We believe that the number of U.S. households that own stocks, either directly or through a mutual fund or retirement plan, has increased proportionally since 1983. Financial information is readily accessed from sources such as cable TV channels and online news providers, while financial education can be accessed from the likes of online brokers. While it is difficult to quantify the size of the addressable market for financial education and financial information, we believe it is likely to keep growing into the future as more and more investors elect to make their own financial decisions.

 Business Overview

The Company’s business structure is  to generate revenue from several distinct and related sources; marketing and sales of investor education products under the InvestView brand; financial information delivery services through its Razor Data subscription based business and tutorial, mentoring and advisory services that enable customers to apply the information they obtain in the Company’s courses in the real world. . The Company believes that by offering financial information and financial education in one integrated operating platform is  a viable business strategy.

The Company’s products align a complete range of educational tools, research, analysis, financial news and financial information so that customers can more effectively control their personal finances and develop trading strategies for investing in the stock market. The Company believes that its integrated business model broadens client reach, increases customer retention and creates recurring revenue from our customer base.

The Company’s unique offerings include:
•   A comprehensive program of successively complex financial educational courses  that are sold to customers on a subscriptions basis and are delivered on line  through the Company’s website;
•   In–house developed trading tools with actionable trading indicators;
☐ Blogs, newsletters and other reference materials that describe investment strategies
Mentoring, coaching and advisory services that are available on a subscription basis

Recent Acquisitions

Investment Tools & Training, LLC
The Company  acquired Investment Tools & Training, LLC, which brings a highly experienced management team into the Company and an on-line investor education and distribution system as well as traditional distribution through partners. The Company benefits by having acquired experienced management immediately, which assures a deep bench of talent with a successful multi-year track record in this industry.

Razor Data, LLC
The Company also acquired Razor Data, LLC, which brings a robust technology platform into the Company where virtually no capital needs to be invested in the execution of the Company’s business strategy. Razor Data brings experienced technology and operations management and a highly capable development team. Since it began operations five years ago, Razor Data has realized dramatic growth in its subscriber base as a low cost provider, and has achieved profitability in each year of its operations. In addition to its active user base, it has a marketing database of 90,000 potential product customers.

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

Employees

GISV has 15 employees. GISV has not experienced any work stoppages and GISV considers relations with its employees to be good.

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

From our inception on August 1, 2005 through March 31, 2009, we have incurred cumulative losses of $22,451,827 plus an additional loss of $27,233,173 resulting from the full impairment of the Goodwill being carried from our acquisitions. As a result of the start-up nature of our business, we expect to continue to incur substantial expenses. There can be no assurance that we will achieve profitability in the immediate future or at any time. We do not expect to be profitable in 2010, during which we will engage primarily in marketing our products.  Our cash balance on March 31, 2009 was $75,259 and our average cash burn for the year ended March 31, 2009 was approximately $170,720 per month. As of the date of this filing, we have minimal operating capital to continue our business and marketing initiatives for the next twelve months. As a result, the Company is actively seeking to secure additional working capital through the sale of its securities.

Our independent auditors have expressed substantial doubt about our ability to continue as a going concern.
In their audit opinion issued in connection with our consolidated balance sheets as of March 31, 2009 and our related consolidated statements of operations, stockholders’ equity, and cash flows for the year ended March 31, 2009, our auditors have expressed substantial doubt about our ability to continue as a going concern given our recurring net losses, negative cash flows from operations and the limited amount of funds on our balance sheet.  We have prepared our financial statements on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.  The consolidated financial statements do not include any adjustments that might be necessary should we be unable to continue in existence.

Given our historical financial losses and current financial condition we will need additional financing to execute our business plan for the fiscal year ending March 31, 2010. Our inability to obtain sufficient additional capital could reduce the value the market currently places on our common stock.

We have no current commitment for such future funding and there can be no assurance that additional capital will be available on terms acceptable to us, or at all. Selling additional stock would dilute the equity interests of our stockholders. Further, if we sell stock at a price lower than the conversion price of the Notes held by the selling stockholders, the number of shares of our common stock issuable upon conversion of those Notes will automatically increase; thereby further diluting the equity interests of our stockholders. If we are unable to secure additional capital, we will be forced to reduce our investment in development and commercialization efforts, which will impair our ability to execute our plans. We used cash of $2,048,620 in operating activities for the fiscal year ended March 31, 2009 and, expect to use $1,000,000 in the fiscal year ending March 31, 2010.

The Company is currently in default under its convertible promissory notes and the investors have the right to commence an action to collect the amounts due.

In connection with a private placement the Company completed on May 8, 2007, the Company issued convertible promissory notes to the investors which became due on August 31, 2007. The Company has failed to make payment of the amounts outstanding for the Principal and has been paying the interest in stock. The investors therefore have the right to bring an action to collect the outstanding amounts under such convertible promissory notes. As of the date of this filing, seven of the ten investors have extended these notes until May 11, 2011 For an aggregate of $650,000 leaving $200,000 in default.

 As of March 31, 2009, the Company was in default on certain notes and convertible debentures totaling $200,000. The investors have not declared a default by the Company, although there can be no assurance that they will not declare a default in the future.

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

For the operating period since inception (August 1, 2005) through March 31, 2009, we have incurred a net cumulative loss of $49,351,666 of which $27,233,173 was from a one time impairment of 100% of the goodwill associated with the recent acquistions. The Net Operating Loss for the year  ending March 31, 2009 was $34,072,289 which included the 27,233,173 loss of goodwill. We expect to continue to incur losses as we spend additional capital to market our products and establish our infrastructure and organization to support anticipated operations.  We cannot be certain whether we will ever be profitable, or if we do, that we will be able to continue to be profitable. Also, any economic weakness or global recession may limit our ability to market our products. Any of these factors could cause our stock price to decline and result in you losing a portion or all of your investment.
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

Although a trading market for our common stock exists, the trading volume has not been significant and an active trading market for our common stock may never develop. There currently is no analyst coverage of our business. During the period from March 31, 2008 through March 31, 2009, the average daily trading volume of our common stock was approximately 148,456 shares (or approximately 0.05% of the shares currently available in the market as of March 31, 2009). The trading volume of our shares will continue to be limited due to resale restrictions under applicable securities laws and the fact that approximately 45% of our outstanding shares are held by officers, directors and stockholders holding greater than a 5% interest in the Company. As a result of the limited trading market for our common stock and the lack of analyst coverage, the market price for our shares may continue to fluctuate significantly and will likely be more volatile than the stock market as a whole. There may be a limited demand for shares of our common stock due to the reluctance or inability of certain investors to buy stocks quoted for trading on the OTC Bulletin Board, lack of analyst coverage of our common stock and limited trading market for our common stock. As a result, even if prices appear favorable, there may not be sufficient demand to complete a stockholder’s sell order. Without an active public trading market or broader public ownership, shares of our common stock are likely to be less liquid than the stock of public companies with broad public ownership and an active trading market, and any of our stockholders who attempt to sell their shares in any significant volumes may not be able to do so at all, or without depressing the publicly quoted bid prices for our shares.

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

Our Common Stock will be subject to the “Penny Stock” rules promulgated by the Securities and Exchange Commission.

The Securities and Exchange Commission has adopted Rule 15g-9 which establishes the definition of a "penny stock," for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require:

•	that a broker or dealer approve a person's account for transactions in penny stocks; and
•	the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person's account for transactions in penny stocks, the broker or dealer must:

•	obtain financial information and investment experience objectives of the person; and
•
make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the Commission relating to the penny stock market, which, in highlight form:

•	sets forth the basis on which the broker or dealer made the suitability determination; and
•	that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

Generally, brokers may be less willing to execute transactions in securities subject to the "penny stock" rules. This may make it more difficult for investors to dispose of our common stock and cause a decline in the market value of our stock.

Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading and about the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.
Failure To Achieve And Maintain Internal Controls In Accordance With Sections 302 And 404(A) Of The Sarbanes-Oxley Act Of 2002 Could Have A Material Adverse Effect On Our Business And Stock Price.

If we fail to maintain adequate internal controls or fail to implement required new or improved controls, as such control standards are modified, supplemented or amended from time to time; we may not be able to assert that we can conclude on an ongoing basis that we have effective internal controls over financial reporting. Effective internal controls are necessary for us to produce reliable financial reports and are important in the prevention of financial fraud.  If we cannot produce reliable financial reports or prevent fraud, our business and operating results could be harmed, investors could lose confidence in our reported financial information, and there could be a material adverse effect on our stock price. We have examined and evaluated our internal control procedures, including controls over financial reporting to satisfy the requirements of Section 404(a) of the Sarbanes-Oxley Act, as required for our Annual Report on Form 10-K for the year ended March 31, 2009, and noted weaknesses that need to be addresses during the current reporting period in order for our internal controls to be effective. Failure to implement and maintain internal controls in accordance with sections 302 and 404(a) of the Sarbanes-Oxley Act of 2002 could have a material adverse effect on our business and stock price.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.  PROPERTIES

The Company leases its principal executive offices, which are located at 110 William Street, 22nd Floor, New York, New York. The lease has a term of three years, which began on June 1, 2007. The offices are approximately 5,200 square feet and the Company pays rent and related costs of approximately $11,267 per month. In addition, as of March 2, 2007 the Company entered into a sublease agreement for office space at 915 South 500 East, American Fork, Utah of approximately 12,000 square feet for approximately $18,210 per month up to September 30, 2010.

The Company believes that its current properties are adequate for its current and immediately foreseeable operating needs. The Company does not have any policies regarding investments in real estate, securities or other forms of property.

ITEM 3. LEGAL PROCEEDINGS

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business.  However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. As of March 31, 2009 the Company is not a party to any legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

PART II

ITEM  5.   MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER   PURCHASES OF EQUITY SECURITIES

Market Information

The Company’s common stock is traded on the OTC Bulletin Board, referred to herein as the OTCBB, under the symbol “GISV.OB.” The following table sets forth the high and low bid prices of its Common Stock, as reported by the OTCBB for the last two fiscal years and subsequent quarterly periods. The quotations set forth below reflect inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions.

	2008 Fiscal Year
	High*	Low*
January 1, 2009 - March 31, 2009	$0.100	$0.040
October 1, 2008 - December 31, 2008	$0.120	$0.050
July 1, 2008 - September 30, 2008	$0.080	$0.040
April 1, 2008-June 30, 2008	$0.190	$0.110

	2007 Fiscal Year
	High*	Low*
January 1, 2008 - March 31, 2008	$0.290	$0.150
October 1, 2007 - December 31, 2007	$0.270	$0.150
July 1, 2007- September 30, 2007	$0.440	$0.180
April 1, 2007-June 30, 2007	$0.530	$0.310

As of June 25, 2009, there were approximately 399 holders of record of the Company’s common stock, and 315,314,800 shares issued and outstanding.

Dividends

The Company has never declared or paid any cash or stock dividends on its common stock. The Company currently intends to retain future earnings, if any, to finance the expansion of its business. As a result, the Company does not anticipate paying any cash dividends in the foreseeable future.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table shows information with respect to each equity compensation plan under which the Company’s common stock is authorized for issuance as of the fiscal year ended March 31, 2009.

Equity Compensation Plan Information

The following table summarizes the equity compensation plans under which our securities may be issued as of March 31, 2009.
Plan Category	Number of securities to be issued upon exercise of outstanding options and warrants	Weighted-average exercise price of outstanding options and warrants	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	0	N/A	0
Equity compensation plan not approved by security holders	13,000,000	$0.388	3,669,510

ITEM 6.  SELECTED FINANCIAL DATA

Not applicable

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Background

The Company was incorporated in the state of Nevada on August 1, 2005. Effective September 18, 2006, the Company changed its name to TheRetirementSolution.com, Inc., and on October 1 2008 changed its name to Global Investor Services, Inc.

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

 During the year ended March 31, 2009, the Company converted $3,333,334 related party promissory notes and related interest into 14,300,000 shares of common stock. In addition, $333,333 of the outstanding related party notes was forgiven.  The remaining balance ($1,333,333) were converted to modified promissory note(s) due May 15, 2011, bearing an interest rate of 8% per annum which are convertible into 13,333,333 shares of the Company’s common stock at a rate of $0.10 per share at anytime at the Holder’s option.

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

Investor Information Services

The Company provides a complete turnkey solution to its clients in the financial community by providing a broad array of information services that include stock market information and tools, comprehensive database creation and management, distributed web hosting and network environments, and complete e-content creation, management and delivery. Razor Data provides technology and data solutions for the Company which allows ITT, the investor education arm of the company, and the GISV portfolios to stay focused on their core competencies to expand product offerings and acquire new customers.

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

The table below outlines revenues and significant operating expenses for comparable periods:

Revenues:

	Year Ended		Year Ended
	March 31, 2009		March 31, 2008		Variance

Subscription revenues	$1,543,903	60%	$692,984	71%	$850,919	123%
Training revenues	1,031,903	40%	256,134	27%	775,769	303%
Services and other	11,546	-%	22,402	2%	(10,856)	(48)%
Total	$2,587,352	100%	$971,520	100%	$1,615,832	166%

Cost of Revenue:

	Year Ended		Year Ended
	March 31, 2009		March 31, 2008

Cost of revenue	$2,431,115	94%	$1,028,605	106%

During the year ended March 31, 2009, our cost of revenue was $2,431,115 or 94% of revenue as compared to $1,028,605 or 106% of revenue.  The improvement in margin is a result of higher revenue volume.

Operating costs

	Year Ended		Year Ended
	March 31, 2009		March 31, 2008		Variance

Selling, general and administrative	$6,057,215	17%	$4,761,491	96%	$1,295,724	27%
Impairment loss	27,233,173	80%	-	-	27,233,173	-
Depreciation and amortization	938,139	3%	198,725	4%	739,414	372%
Total	$34,228,527	100%	$4,960,216	100%	$29,268,311	590%

Our selling, general and administrative expenses increased from $4,761,491 to $6,057,214 or $1,295,723 (27%). The increase is a result of a full year of costs of our acquired subsidiaries; ITT and Razor which totaled $1,370,035, net with overall reduction of $74,312.

During the year ended March 31, 2009 the Company management performed an evaluation of its goodwill for purposes of determining the implied fair value of the assets at March 31, 2009. The test indicated that the recorded remaining book value of its goodwill exceeded its fair value for the year ended March 31, 2009.  As a result, upon completion of the assessment, management recorded a non-cash impairment charge of $27,233,173, net of tax, or $0.11 per share during the year ended March 31, 2009 to reduce the carrying value of the goodwill to $-0-. Considerable management judgment is necessary to estimate the fair value.  Accordingly, actual results could vary significantly from management’s estimates.

Depreciation increased from $198,725 to $938,139 or $739,414 (372%) primarily due to the depreciation and amortization of acquired assets of ITT and Razor.

Other income and expenses:

	Year Ended		Year Ended
	March 31, 2009		March 31, 2008		Variance

Interest expense, net	(1,947,635)	100%	(2,356,720)	100%	409,085	99%
Other	5,553	-%	(388)	-%	5,941	1%
Total	$(1,942,082)	100%	$(2,357,108)	100%	$415,026	18%

Interest expense decreased from $2,356,720 to $1,947,635, a $409,085 or 17% decrease.  The decrease is primarily due to a lower amortization of the recorded beneficial conversion feature from $1,637,429 to $1,206,895.

 Liquidity and Capital Resources

As of March 31, 2009, the Company had a working capital deficit of $2,190,905. The Company generated a deficit in cash flow from operating activities of $2,048,620 for the year ended March 31, 2009. This deficit is primarily attributable to the Company's net loss from operations of $36,014,372 and is partially offset by following: Impairment loss of $27,233,173, a charge for the value of options issued for services of $785,425, recognition of an imbedded beneficial conversion of convertible debentures of $1,206,895, stock issued for services of $2,826,411, (including amortization of deferred compensation costs of $456,614), amortization and depreciation expense of $1,171,272, and changes in the balances of current assets and liabilities. Accounts receivable, deferred costs, employee advances and other assets, notes payable, related party and unbilled revenue decreased by $1,077,572.  Accounts payable and accrued liabilities increased by $361,408 and deferred revenue decreased by $696,404.

The Company met its cash requirements during the year ended March 31, 2009 through net proceeds from convertible debentures and notes payable of $475,000, preferred stock subscription of $500,000 and advances of $999,561, net with payments to related parties of $30,511.

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

We presently do not have any available credit, bank financing or other external sources of liquidity. We will need to obtain additional capital in order to expand operations and become profitable. In order to obtain capital, we may need to sell additional shares of our common stock or borrow funds from private lenders. There can be no assurance that we will be successful in obtaining additional funding.

We will still need additional capital in order to continue operations until we are able to achieve positive operating cash flow. Additional capital is being sought, but we cannot guarantee that we will be able to obtain such investments. Financing transactions may include the issuance of equity or debt securities, obtaining credit facilities, or other financing mechanisms. However, the trading price of our common stock and a downturn in the equity and debt markets could make it more difficult to obtain financing through the issuance of equity or debt securities. Even if we are able to raise the funds required, it is possible that we could incur unexpected costs and expenses, fail to collect significant amounts owed to us, or experience unexpected cash requirements that would force us to seek alternative financing. Furthermore, if we issue additional equity or debt securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of our common stock. If additional financing is not available or is not available on acceptable terms, we will have to curtail our operations.

Auditor’s Opinion Expresses Doubt About the Company’s Ability to Continue as a “Going Concern”

The independent auditors report on our March 31, 2009 financial statements states that the Company's historical losses and accumulated deficiency  raise substantial doubts about the Company's ability to continue as a going concern, due to the losses incurred and deficiency. If we are unable to develop our business, we will have to reduce, discontinue operations or cease to exist, which would be detrimental to the value of the Company's common stock. We can make no assurances that our business operations will develop and provide us with significant cash to continue operations.

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

Revenue Recognition

For revenue from product sales and services, the Company recognizes revenue in accordance with Staff Accounting Bulletin No. 104, Revenue Recognition ("SAB104"), which superseded Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements ("SAB101"). SAB 101 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the selling price is fixed and determinable; and (4) collectibility is reasonably assured. Determination of criteria (3) and (4) are based on management's judgments regarding the fixed nature of the selling prices of the products delivered and the collectibility of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. The Company defers any revenue for which the product has not been delivered or is subject to refund until such time that the Company and the customer jointly determine that the product has been delivered or no refund will be required. SAB 104 incorporates Emerging Issues Task Force 00-21 ("EITF 00-21"), Multiple-Deliverable Revenue Arrangements . EITF 00-21 addresses accounting for arrangements that may involve the delivery or performance of multiple products, services and/or rights to use assets. The effect of implementing EITF 00-21 on the Company's financial position and results of operations was not significant.

Revenue arises from subscriptions to the websites/software, workshops, online workshops and training and coaching/counseling services ecause the payments are received before the service has been rendered. Beginning January 1, 2009, the company changed its marketing strategy such that the company no longer collects revenues in advance of rendering services.  Instead, for all new customers, a monthly subscription fee is received for access to the online training and courses and website/data during a given month.  As all the products and services are delivered during the month, the revenues are recognized in the month it is delivered.   All revenues collected in prior periods from the legacy marketing strategy are deferred and recognized as per the existing revenue recognition policy. Additionally, any revenues from services such as coaching/counseling that are sold in advance of delivery will be deferred using the existing revenue recognition policy. Thus we have two distinct revenue models that were used during FY 2009 and revenue under either model will be recognized under its appropriate model. The company reserves the option to operate under either model as the business environment dictates.

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

As of March 31, 2009 and 2008, the Company’s deferred revenue was $108,048 and $804,452, respectively.

Intangible Assets and Goodwill

The Company accounts for acquisitions in accordance with the provisions of SFAS No. 141, “ Business Combinations .” The Company assigns to all identifiable assets acquired (including intangible assets), and to all identifiable liabilities assumed, a portion of the cost of the acquired company equal to the estimated fair value of such assets and liabilities at the date of acquisition. The Company records the excess of the cost of the acquired company over the sum of the amounts assigned to identifiable assets acquired less liabilities assumed, if any, as goodwill.

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

During the year ended March 31, 2009 the Company management performed an evaluation of its goodwill for purposes of determining the implied fair value of the assets at March 31, 2009. The test indicated that the recorded remaining book value of its goodwill exceeded its fair value for the year ended March 31, 2009.  As a result, upon completion of the assessment, management recorded a non-cash impairment charge of $27,233,173, net of tax, or $0.11 per share during the year ended March 31, 2009 to reduce the carrying value of the goodwill to $-0-. Considerable management judgment is necessary to estimate the fair value.  Accordingly, actual results could vary significantly from management’s estimates.

Website Development Costs

The Company recognizes website development costs in accordance with Emerging Issue Task Force ("EITF") No. 00-02, "Accounting for Website Development Costs." As such, the Company expenses all costs incurred that relate to the planning and post implementation phases of development of its website. Direct costs incurred in the development phase are capitalized and recognized over the estimated useful life. Costs associated with repair or maintenance for the website are included in cost of net revenues in the current period expenses. During the years ended March 31, 2009 and 2008, the Company did not capitalize any costs associated with the website development.

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

For the years ended March 31, 2009 and 2008, the Company did not grant stock options to employees and consultants. The fair value of options granted in previous years vesting during the years ended March 31, 2009 and 2008 of $785,425 and $824,400 was recorded as a current period charge to earnings, respectively.

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

Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141(R), "Business Combinations" ("SFAS No. 141(R)"), which establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in an acquiree, including the recognition and measurement of goodwill acquired in a business combination. SFAS No. 141R is effective as of the beginning of the first fiscal year beginning on or after December 15, 2008. Earlier adoption is prohibited. The Company does not expect the adoption of SFAS No. 141R will have a material effect on its consolidated financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interest in Consolidated Financial Statements, an amendment of ARB No. 51” (“SFAS No. 160”), which will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity within the consolidated balance sheets. SFAS No. 160 is effective as of the beginning of the first fiscal year beginning on or after December 15, 2008. Earlier adoption is prohibited. The Company does not expect the adoption of SFAS No. 160 in 2009 to have a material effect on its consolidated financial position, results of operations or cash flows.

In December 2007, the FASB ratified the consensus in Emerging Issues Task Force (EITF) Issue No. 07-1, “Accounting for Collaborative Arrangements” (EITF 07-1). EITF 07-1 defines collaborative arrangements and requires collaborators to present the result of activities for which they act as the principal on a gross basis and report any payments received from (made to) the other collaborators based on other applicable authoritative accounting literature, and in the absence of other applicable authoritative literature, on a reasonable, rational and consistent accounting policy is to be elected. EITF 07-1 also provides for disclosures regarding the nature and purpose of the arrangement, the entity’s rights and obligations, the accounting policy for the arrangement and the income statement classification and amounts arising from the agreement.

EITF 07-1 will be effective for fiscal years beginning after December 15, 2008, which will be the Company’s fiscal year 2009, and will be applied as a change in accounting principle retrospectively for all collaborative arrangements existing as of the effective date. The Company does not expect the adoption of EITF 07-1in 2009 to have a material effect on its consolidated financial position, results of operations or cash flows.

In June 2008, the FASB ratified the consensus on Emerging Issues Task Force (EITF) Issue 07-5, “Determining whether an Instrument (or Embedded Feature) is indexed to an Entity’s Own Stock.” This issue addresses whether an instrument (or an embedded feature) is indexed to an entity’s own stock, which is the first part of the scope exception in paragraph 11(a) of SFAS No. 133, for purposes of determining whether the instrument should be classified as an equity instrument or accounted for as a derivative instrument. The provisions of EITF Issue No. 07-5 are effective for financial statements issued for fiscal years beginning after December 15, 2008 and will be applied retrospectively through a cumulative effect adjustment to retained earnings for outstanding instruments as of that date. The Company does not expect the adoption of EITF 07-05 to have a material effect on its consolidated financial position, results of operations or cash flows.

In March 2008, the FASB” issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities - an amendment to FASB Statement No. 133” (“SFAS No. 161”).  SFAS No. 161 is intended to improve financial standards for derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance, and cash flows.  Entities are required to provide enhanced disclosures about: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows.  It is effective for financial statements issued for fiscal years beginning after November 15, 2008, with early adoption encouraged.  The Company does not expect the adoption of SFAS No. 161 to have a material effect on its consolidated financial position, results of operations or cash flows.

In April 2008, the FASB issued FSP No. FAS 142-3,“Determination of the Useful Life of Intangible Assets”. This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets”.  The Company is required to adopt FSP 142-3 on January 1, 2009, earlier adoption is prohibited.  The guidance in FSP 142-3 for determining the useful life of a recognized intangible asset shall be applied prospectively to intangible assets acquired after adoption, and the disclosure requirements shall be applied prospectively to all intangible assets recognized as of, and subsequent to, adoption. The Company does not expect the adoption of FSP No. FAS 142-3 to have a material effect on its consolidated financial position, results of operations or cash flows.

In May 2008, the FASB issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles" ("SFAS No. 162").  SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (the GAAP hierarchy).  SFAS No. 162 will become effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board amendments to AU Section 411, "The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles."  The Company does not expect the adoption of SFAS No. 162 to have a material effect on its consolidated financial position, results of operations or cash flows.

In May 2008, the FASB issued FSP Accounting Principles Board ("APB") 14-1 "Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) " ("FSP APB 14-1").  FSP APB 14-1 requires the issuer of certain convertible debt instruments that may be settled in cash (or other assets) on conversion to separately account for the liability (debt) and equity (conversion option) components of the instrument in a manner that reflects the issuer's non-convertible debt borrowing rate.  FSP APB 14-1 is effective for fiscal years beginning after December 15, 2008 on a retroactive basis.  The Company does not expect the adoption of FSP APB 14-1 to have a material effect on its consolidated financial position, results of operations or cash flows.

In May 2008, the FASB issued FASB Statement No. 163, “Accounting for Financial Guarantee Insurance Contracts”, which clarifies how FASB Statement No. 60, “Accounting and Reporting by Insurance Enterprises”, applies to financial guarantee insurance contracts issued by insurance enterprises.    The standard is effective for financial statements issued for fiscal years beginning after December 15, 2008, including interim periods in that year. The Company does not expect the adoption of SFAS 163 to have a material effect on its consolidated financial statements.

In June 2008, the FASB issued FSP Emerging Issues Task Force (EITF) No. 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” Under the FSP, unvested share-based payment awards that contain rights to receive non-forfeitable dividends (whether paid or unpaid) are participating securities, and should be included in the two-class method of computing EPS. The FSP is effective for fiscal years beginning after December 15, 2008, and interim periods within those years. The Company does not expect the adoption of FSP EITF No. 03-6-1 to have a material effect on its consolidated financial position, results of operations or cash flows.

In October 2008, the FASB issued FSP SFAS No. 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active.” This position clarifies the application of SFAS No. 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. It also reaffirms the notion of fair value as an exit price as of the measurement date. This position was effective upon issuance, including prior periods for which financial statements have not been issued. The adoption had no impact on the Company’s consolidated financial statements.

In December 2008, the FASB issued FSP 132(R)-1, Employers’ Disclosures about Postretirement Benefit Plan Assets, which is effective for fiscal years ending after December 15, 2009. FSP 132(R)-1 requires disclosures about fair value measurements of plan assets that would be similar to the disclosures about fair value measurements required by SFAS 157. The Company is assessing the potential effect of the adoption of FSP 132(R)-1 on its consolidated financial statements.  The Company does not expect the adoption of FSP 132(R)-1 to have a material effect on its consolidated financial position, results of operations or cash flows.

In December 2008, the FASB issued FSP SFAS 140-4 and FIN 46(R)-8, Disclosures about Transfers of Financial Assets and Interests in Variable Interest Entities. The FSP requires extensive additional disclosure by public entities with continuing involvement in transfers of financial assets to special-purpose entities and with variable interest entities (VIEs), including sponsors that have a variable interest in a VIE. This FSP became effective for the first reporting period ending after December 15, 2008 and did not have any material impact on the Company's consolidated financial statements.

In January 2009, the FASB issued Financial Statement of Position (“FSP”) Issue No. EITF 99-20-1, “Amendments to the Impairment Guidance of EITF Issue No. 99-20” (“FSP EITF No. 99-20-1”). FSP EITF No. 99-20-1 amends the impairment guidance in EITF Issue No. 99-20, “Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests that Continue to be Held by a Transferor in Securitized Financial Assets” to achieve more consistent determination of whether an other-than-temporary impairment has occurred. The Company adopted FSP EITF No. 99-20-1 and it did not have a material impact on the consolidated financial statements.

In April 2009, the FASB issued FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly , provides guidelines for making fair value measurements more consistent with the principles presented in FASB Statement No. 157 (“SFAS 157”),  Fair Value Measurements . FSP FAS 157-4 reaffirms what SFAS 157 states is the objective of fair value measurement, to reflect how much an asset would be sold for in an orderly transaction at the date of the financial statements under current market conditions. Specifically, it reaffirms the need to use judgment to ascertain if a formerly active market has become inactive and in determining fair values when markets have become inactive. The Company does not expect this pronouncement to have a material impact on its consolidated results of operations, financial position, or cash flows.

In April 2009, the FASB issued  FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, enhances consistency in financial reporting by increasing the frequency of fair value disclosures. This relates to fair value disclosures for any financial instruments that are not currently reflected on the consolidated balance sheet at fair value. FSP FAS 107-1 and APB 28-1 now require that fair value disclosures be made on a quarterly basis, providing qualitative and quantitative information about fair value estimates for all those financial instruments not measured on the balance sheet at fair value. The Company does not expect this pronouncement to have a material impact on its consolidated results of operations, financial position, or cash flows.

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, provides additional guidance designed to create greater clarity and consistency in accounting for and presenting impairment losses on securities. This FSP is intended to bring greater consistency to the timing of impairment recognition and to provide greater clarity to investors about the credit and noncredit components of impaired debt securities that are not expected to be sold. This FSP also requires increased and timelier disclosures sought by investors regarding expected cash flows, credit losses, and an aging of securities with unrealized losses. The Company does not expect this pronouncement to have a material impact on its consolidated results of operations, financial position, or cash flows.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events (“SFAS No. 165”). SFAS No. 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, that is, whether that date represents the date the financial statements were issued or were available to be issued. SFAS No. 165 is effective for interim or annual financial periods ending after June 15, 2009. The Company will adopt SFAS No. 165 in the first quarter of fiscal 2010 and do not expect a material impact on its consolidated financial statements upon adoption.

In June 2009 the FASB issued SFAS 166, “Accounting for Transfers of financial Assets — an amendment of FASB Statement No. 140” (SFAS 166). SFAS 166 eliminates the concept of a qualifying special-purpose entity, creates more stringent conditions for reporting a transfer of a portion of a financial asset as a sale, clarifies other sale-accounting criteria, and changes the initial measurement of a transferor’s interest in transferred financial assets. SFAS No. 166 is applicable for annual periods after November 15, 2009 and interim periods therein and thereafter. The Company does not expect this pronouncement to have a material impact on its consolidated results of operations, financial position, or cash flows.

In June 2009 the FASB issued SFAS 167, “Amendments to FASB Interpretation No. 46(R)” (SFAS 167). SFAS 167 eliminates Interpretation 46(R)’s exceptions to consolidating qualifying special-purpose entities, contains new criteria for determining the primary beneficiary, and increases the frequency of required reassessments to determine whether a company is the primary beneficiary of a variable interest entity. SFAS 167 also contains a new requirement that any term, transaction, or arrangement that does not have a substantive effect on an entity’s status as a variable interest entity, a company’s power over a variable interest entity, or a company’s obligation to absorb losses or its right to receive benefits of an entity must be disregarded in applying Interpretation 46(R)’s provisions. SFAS No. 167 is applicable for annual periods after November 15, 2009 and interim periods thereafter. The Company does not expect this pronouncement to have a material impact on its consolidated results of operations, financial position, or cash flows.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, as defined in Rule 12b-2 of the Exchange Act, we are not required to provide the information required by this Item.

ITEM 8. FINANCIAL STATEMENTS

The financial statements begin on Page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A(T). CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that material information required to be disclosed in our periodic reports filed under the Securities Exchange Act of 1934, as amended, or 1934 Act, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to ensure that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer (principal financial officer) as appropriate, to allow timely decisions regarding required disclosure. During the quarter ended March 31, 2009 we carried out an evaluation, under the supervision and with the participation of our management, including the principal executive officer and the principal financial officer (principal financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13(a)-15(e) under the 1934 Act. Based on this evaluation, because of the Company’s limited resources and limited number of employees, management concluded that our disclosure controls and procedures were ineffective as of March 31, 2009.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control over financial reporting is designed to provide reasonable assurances regarding the reliability of financial reporting and the preparation of the financial statements of the Company in accordance with U.S. generally accepted accounting principles, or GAAP. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate.

With the participation of our Chief Executive Officer and Chief Financial Officer (principal financial officer), our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of March 31, 2009 based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on our evaluation and the material weaknesses described below, management concluded that the Company did not maintain effective internal control over financial reporting as of March 31, 2009 based on the COSO framework criteria. Management has identified control deficiencies regarding the lack of segregation of duties and the need for a stronger internal control environment. Management of the Company believes that these material weaknesses are due to the small size of the Company’s accounting staff.  The small size of the Company’s accounting staff may prevent adequate controls in the future, such as segregation of duties, due to the cost/benefit of such remediation.

To mitigate the current limited resources and limited employees, we rely heavily on direct management oversight of transactions, along with the use of legal and accounting professionals. As we grow, we expect to increase our number of employees, which will enable us to implement adequate segregation of duties within the internal control framework.

These control deficiencies could result in a misstatement of account balances that would result in a reasonable possibility that a material misstatement to our consolidated financial statements may not be prevented or detected on a timely basis. Accordingly, we have determined that these control deficiencies as described above together constitute a material weakness.

In light of this material weakness, we performed additional analyses and procedures in order to conclude that our consolidated financial statements for the year ended March 31, 2009 included in this Annual Report on Form 10-K were fairly stated in accordance with US GAAP. Accordingly, management believes that despite our material weaknesses, our consolidated financial statements for the year ended March 31, 2009 are fairly stated, in all material respects, in accordance with US GAAP.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this Annual Report on Form 10-K.

Limitations on Effectiveness of Controls and Procedures

Our management, including our Chief Executive Officer and Chief Financial Officer (principal financial officer), does not expect that our disclosure controls and procedures or our internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include, but are not limited to, the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Changes in Internal Controls

During the fiscal quarter ended March 31, 2009, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

ITEM 9B. OTHER INFORMATION

None

PART   III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following table sets forth certain information with respect to our directors and executive officers.

Name	Age	Position
Nicholas S. Maturo	60	Chief Executive Officer and Chairman of the Board
William Kosoff	67	President, Chief Financial Officer and Director
Louis Sagar	53	Director

Directors are elected annually and hold office until the next annual meeting of the stockholders of the Company and until their successors are elected. Officers are elected annually and serve at the discretion of the Board of Directors.

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

William C. Kosoff  – President, Chief Financial Officer and Director. During the past five years Mr. Kosoff served as Vice President of Worldwide Sales and a Director for a public company, Telenetics Corp. under the new Sarbanes-Oxley regimen. From December of 2005 to September 2006, Mr. Kosoff was licensed and active in residential Real Estate in California. In addition, Mr. Kosoff has served as a Director of GISV and Interim President and CEO of GISV while providing consulting services to the Company. Mr. Kosoff received his BA in Physics from California State University in 1978. He was in the high technology industry for 45 years serving in Engineering, Marketing, Sales, and Senior Management positions with Rockwell International from 1960 to 1984. In 1984 he co-founded Telenetics Corp as President and CEO. In 1987 Telenetics became public on NASDAQ and was acquired in 2006 by a private firm. During his tenure with Telenetics he also served as CFO from 1988 to 1991. Mr. Kosoff is currently enrolled at New York University part time to earn a Professional certificate in Accounting.

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

Role of the Board

It is the paramount duty of the Board to oversee the Company’s Chief Executive Officer (the “CEO”) and other senior management in the competent and ethical operation of the Company on a day-to-day basis and to assure that the long-term interests of the shareholders are being served. To satisfy this duty, the directors take a proactive, focused approach to their position, and set standards to ensure that the Company is committed to business success through maintenance of high standards of responsibility and ethics.

The Board met a total of _2_ times during fiscal 2009.
Committees

Our business, property and affairs are managed by or under the direction of the board of directors. Members of the board are kept informed of our business through discussion with the chief executive and financial officers and other officers, by reviewing materials provided to them and by participating at meetings of the board and its committees.

Audit Committee

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

Code of Ethics

The Company has a code of ethics that applies to all of the Company’s employees, including its principal executive officer, principal financial officer and principal accounting officer, and the Board. A copy of this code is available in the Employee Handbook.. The Company intends to disclose any changes in or waivers from its code of ethics by posting such information on its website or by filing a Form 8-K.
Section 16(a) Compliance

Section 16(a) of the Securities Exchange Act of 1934, requires our directors, executive officers and persons who own more than 10% of our common stock to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other of our equity securities. During the year ended March 31, 2009, our officers, directors and 10% stockholders did not make any filings pursuant to Section 16(a).

ITEM 11. EXECUTIVE COMPENSATION

Directors’ Compensation

Compensation for outside Directors has been set at $25,000 annually plus re-imbursement of reasonable and ordinary expenses. L. Sagar was awarded 500,000 options at $0.42 per share of which 250,000 vested in January 2007 and 250,000 in January 2008.

Executive Officers’ Compensation

The following table sets forth information concerning the annual and long-term compensation earned by or paid to our Chief Executive Officer and to other persons who served as executive officers as at and/or during the fiscal year ended March 31, 2009 who earned compensation exceeding $100,000 during fiscal year 2009 (the “named executive officers”), for services as executive officers for the last three fiscal years.

Summary Compensation Table

Name & Principal Position	FY Year	Salary ($)		Bonus ($)		Stock Awards($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Nicholas Maturo (1)	2009	$281,250	(1)	$500,000	(3)	$550,000	614, 550				$1,945,800
William Kosoff (2)	2009	$150,000	(2)	$45,000	(4)		$209,850				$404,850

(1)  $56,250 of 2009 compensation was deferred during the 2009 fiscal year and has been accrued to be paid in FY2010 or converted to stock. $149,273 of FY 2009 compensation was paid in stock at the rate of $0.07 per share.

(2) $37,500 of 2009 compensation was deferred during the 2009 fiscal year and has been accrued to be paid in FY2010. $118,250 of FY 2009 compensation was paid in stock at the rate of $0.07 per share.

(3) $500,000 bonus paid in stock at the rate of $0.07 per share which was converted into 7,142,858 shares of restricted common stock.

(4) $45,000 bonus paid in stock at the rate of $0.07 per share which was converted into 642,857 shares of restricted common stock.

Outstanding Equity Awards at Fiscal Year-End Table.

Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Ron Firmin	1,330,490			$0.25	7/14/09
Nicholas Maturo	4,500,000	1,500,000		$0.41	1/24/17
William Kosoff	2,000,000	1,000,000		$0.42	2/7/17

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

The Agreement extends the term of Mr. Maturo’s employment for five (5) years, as may be extended or earlier terminated pursuant to the terms and conditions of the Agreement and provides for automatic renewals for successive three (3) year periods unless, prior to the 90 th calendar day preceding the expiration of the then existing term, either Company or Mr. Maturo provide written notice to the other that it elects not to renew the term

Based on performance criteria to be agreed upon between the Board of Directors and Mr. Maturo at the beginning of each operating year and for the duration of the term, Mr. Maturo’s salary will be increased to $300,000, effective January 23, 2008, $400,000, effective January 23, 2009 and $500,000, effective January 23, 2010 for the duration of the term, subject to any additional increases on the recommendations of the Compensation Committee of the Board of Directors or the Board of Directors, as applicable.

On February 1, 2009 the Board of Directors and Mr. Maturo agreed to freeze his compensation at $225,000 per year until the Company can generate revenues to attain positive cash flow on an ongoing basis and it is deemed feasible to increase the base salary upwards.  The additional salary originally in the revised employment agreement over and above the $225,000 annual rate is not being accrued.

Additionally, Mr. Maturo the following equity compensation from Company (collectively, the “Equity Compensation”) upon Execution of the Agreement:

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

On February 6, 2007 the Company entered into a 2 year employment contract with William Kosoff as President and CFO. Mr. Kosoff remains a Director of the Company and also serves as Treasurer and Secretary of the Corporation. The contract provides the first year’s annual salary of $150,000 with annual increases and performance based bonuses. In addition the contract awards stock options of 1,500,000 shares with 500,000 vesting upon signing and the balance vesting over the life of the contract. This contract automatically renewed for a successive 2 year term as of February 6th 2009.

On January 15, 2008 the company entered into employment agreements with the key management of the acquired entities of Razor Data, LLC and Investmenet tools and Training, LLC (ITT). Each contract provides a base salary of $150,000 plus annual bonuses to be determined by the CEO and the Board of Directors. The agreements are for 3 years and contain severance pay provisions for up to the remaining salary for three years if terminated by the company without cause or by the employee if for “Good Reason, or six (6) months salary, whichever is greater. The contracts contain Non-Compete covenants as well as providing ownership of “Inventions” pertaining to the business of the Company.

The key personnel and their respective positions are listed below:

Rhett Andersen, Vice President of Development, Razor Data
Bart Coon, Vice President of Corporate Strategy, ITT.
Ryan Smith, Vice President of ITT,

 ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table provides information as to shares of common stock beneficially owned as of March 31, 2009 by:

•	each director;

•	each officer named in the summary compensation table;

•	each person owning of record or known by us, based on information provided to us by the persons named below, to own beneficially at least 5% of our common stock; and

•	all directors and executive officers as a group.

Name of Beneficial Owner (1)	Common Stock Beneficially Owned	Percentage of Common Stock (2)
Nicholas S. Maturo	18,775,328	6.01%
William C. Kosoff (3)	6,795,105	2.18%
Louis Sagar	1,770,254	0.57%

Kays Creek Capital Inc. – Ryan Smith and Chad Miller	16,726,667	5.36%
Secure Acquisition Financial Entity, LP	15,720,000	5.04%
RABI LLC- Bart Coon	38,533,370	12.34%
Newsgrade Corporation	39,251,356	12.57%
All Officers and Directors as a group (3 Persons)	27,340,687	8.75%

(1)	Except as otherwise indicated, the address of each beneficial owner is c/o Global Investor Services, Inc., 110 William Street, 22 nd floor, New York, New York, 10038.

(2)
Applicable percentage ownership is based on 312,214,800 shares of common stock outstanding as of March 31, 2009, together with securities exercisable or convertible into shares of common stock within 60 days of March 31, 2009 for each stockholder. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock that are currently exercisable or exercisable within 60 days of March 31, 2009 are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

(3)	Includes 987,655 shares owned by Blue Line Communications, an entity controlled by Mr. Kosoff.

No Director, executive officer, affiliate or any owner of record or beneficial owner of more than 5% of any class of voting securities of the Company is a party adverse to the Company or has a material interest adverse to the Company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The Company advanced funds to a related party. The advance was non-interest bearing and has no repayment terms. The related party is  NewsGrade Corporation related to the Company through common ownership. At March 31, 2009 the balance was $147,600. On March 31, 2009 management elected to forgive this debt as uncollectable and thus wrote it off the books.

 ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth fees billed to us by our auditors, RBSMLLP, during the fiscal years ended March 31, 2009 and 2008 for: (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements, (ii) services by our auditor that are reasonably related to the performance of the audit or review of our financial statements and that are not reported as Audit Fees, (iii) services rendered in connection with tax compliance, tax advice and tax planning, and (iv) all other fees for services rendered.

		March 31, 2009	March 31, 2008
(i)	Audit Fees	$182,600	$240,008
(ii)	Audit Related Fees		-
(iii)	Tax Fees		-
(iv)	All Other Fees		-
	Totals	$182,600	$240,,008

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

AUDIT-RELATED FEES. Consists of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of Global Investor Services, Inc.'s consolidated financial statements and are not reported under "Audit Fees." There were no Audit-Related services provided in fiscal 2009.

TAX FEES. Consists of fees billed for professional services for tax compliance, tax advice and tax planning. There were no tax services provided in fiscal 2009.

ALL OTHER FEES. Consists of fees for products and services other than the services reported above. There were no management consulting services provided in fiscal 2009.

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

ITEM 15. EXHIBITS

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

10.10	Amended and Restated Employment Agreement, dated June 30, 2008, incorporated by reference to Exhibit 10.1 to Form 8-K filed on July 8, 2008.

10.11	Marketing Agreement, dated July 2, 2008 with Allied Global Ventures, incorporated by reference to Exhibit 10.1 to Form 8-K filed on July 14, 2008.

31.1	Certification of Principal Executive Officer pursuant to 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLOBAL INVESTOR SERVICES, INC.

Dated: June 29, 2009	By:	/s/ Nicholas S. Maturo
Nicholas S. Maturo
Chief Executive Officer
(Principal Executive Officer)

Dated: June 29, 2009	By:	/s/ William Kosoff
William Kosoff
Chief Financial Officer
(Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Nicholas S. Maturo	Chief Executive Officer and Chairman of the Board	June 29, 2009
Nicholas S. Maturo	(Principal Executive Officer)

/s/ William Kosoff	Chief Financial Officer and Director	June 29, 2009
William Kosoff	(Principal Financial Officer)

/s/ Louis Sagar	Director	June 29, 2009
Louis Sagar

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

WASHINGTON, D.C. 20549

CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2009 AND 2008

FORMING A PART OF ANNUAL REPORT
PURSUANT TO THE SECURITIES EXCHANGE ACT OF 1934

GLOBAL INVESTOR SERVICES, INC.
(FORMERLY THERETIREMENTSOLUTION.COM, INC.)

GLOBAL INVESTOR SERVICES, INC.
(FORMERLY THERETIREMENTSOLUTION.COM, INC.)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors,
Global Investor Services, Inc.
(Formerly TheRetirementSolution.com, Inc.)
New York, New York

We have audited the accompanying consolidated balance sheets of Global Investor Services, Inc. and subsidiaries (formerly TheRetirementSolution.com, Inc.,  the “Company”) as of March 31, 2009 and 2008 and the related consolidated statements of losses, (deficiency in) stockholders’ equity, and cash flows for each of the two years in the period ended March 31, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based upon our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of March 31, 2009 and 2008, and the results of its operations and its cash flows for each of the two years in the period ended March 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in the Note 16, the Company has suffered recurring losses from operations and has a net accumulated deficiency as of March 31, 2009, which raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to this matter are described in Note 16. The accompanying statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/RBSM LLP

New York, New York
June 29, 2009

GLOBAL INVESTOR SERVICES, INC.
(FORMERLY THERETIREMENTSOLUTION.COM, INC.)
CONSOLIDATED BALANCE SHEETS
MARCH 31, 2009 AND 2008

	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$75,259	$179,829
Accounts receivable, net	-	601,102
Unbilled revenue	-	294,675
Deferred costs	17,373	84,952
Employee advances	6,550	18,750
Due from related party	-	147,600
Prepaid expenses	-	6,064
Other current assets	1,432	1,911
Total current assets	100,614	1,334,883

Property, plant and equipment, net of accumulated depreciation of $940,754 and $169,198 as of March 31, 2009 and 2008, respectively	2,007,025	2,778,581

Other assets:
Capitalized finance costs, net of amortization of $233,134	67,962	-
Deposits	85,927	33,800
Customers list, net of accumulated amortization of $201,287 and $34,705 as of March 31, 2009 and 2008, respectively	298,460	465,042
Goodwill	-	27,233,173

Total assets	$2,559,988	$31,845,479

LIABILITIES AND (DEFICIENCY IN) STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$1,271,211	$1,693,005
Deferred revenue	108,048	804,452
Due to related party	130,701	158,789
Advances payable	199,474	-
Convertible debentures, current portion	200,000	1,600,000
Notes payable, current portion	382,085	284,508
Total current liabilities	2,291,519	4,540,754

Long term debt:
Convertible debentures, long term portion	2,016,949	17,667
Convertible debentures, long term portion-related party	1,333,333	3,958,333

Total liabilities	5,641,801	8,516,754

(DEFICIENCY IN) STOCKHOLDERS' EQUITY
Common stock, par value $0.001; 700,000,000 shares authorized; 312,214,800 and 237,602,806 issued and outstanding as of March 31, 2009 and 2008, respectively	312,215	237,603
Additional paid in capital	42,071,980	32,240,750
Subscription received	500,000	-
Common shares to be issued	4,696,878	4,521,000
Deferred compensation	(977,886)	-
Accumulated deficit	(49,685,000)	(13,670,628)
Total stockholders' equity	(3,081,813)	23,328,725

Total liabilities and (deficiency in) stockholders' equity	$2,559,988	$31,845,479

The accompanying notes are an integral part of these consolidated financial statements

GLOBAL INVESTOR SERVICES, INC.
(FORMERLY THERETIREMENTSOLUTION.COM, INC.)
CONSOLIDATED STATEMENT OF LOSSES
YEARS ENDED MARCH 31, 2009 AND 2008

	2009	2008
Revenue, net:
Subscription revenue	$1,543,903	$692,984
Training revenue	1,031,903	256,134
Services and other	11,546	22,402
Total revenue	2,587,352	971,520

Cost of revenue	2,431,115	1,028,605

Gross profit (loss)	156,237	(57,085)

Operating costs:
Selling, general and administrative	6,057,215	4,761,491
Impairment loss	27,233,173	-
Depreciation and amortization	938,139	198,725
Total operating expenses	34,228,527	4,960,216

Net loss from operations	(34,072,290)	(5,017,301)

Other income (expense):
Interest, net	(1,947,635)	(2,356,720)
Other	5,553	(388)

Net loss before provision for income taxes	(36,014,372)	(7,374,409)

Income taxes (benefit)	-	-

NET LOSS	$36,014,372	$(7,374,409)

Loss per common share-basic and assuming fully diluted	$(0.14)	$(0.04)

Weighted average number of common shares outstanding-basic and assuming fully diluted	260,533,573	166,722,981

The accompanying notes are an integral part of these consolidated financial statements

GLOBAL INVESTOR SERVICES, INC.
(FORMERLY THERETIREMENTSOLUTION.COM., INC)
CONSOLIDATED STATEMENT OF (DEFICIENCY IN) STOCKHOLDERS' EQUITY
FOR THE TWO YEARS ENDED MARCH 31, 2009

				Additional	Common shares			Accumulated
	Subscription	Common stock		Paid in	To be issued		Deferred	Deferred
	Amount	Shares	Amount	Capital	Shares	Amount	Compensation	Deficit	Total
Balance, April 1, 2007	$-	141,735,432	$141,735	$5,006,817	-	$-	$-	$(6,296,219)	$(1,147,667)

Sale of common stock in April 2007		1,905,000	1,905	474,345	-	-		-	476,250

Common stock issued in April 2007 in exchange for convertible debenture	-	1,800,000	1,800	448,200	-	-	-	-	450,000

Common stock issued in April 2007 for services rendered at $0.47 per share	-	510,000	510	239,190	-	-	-	-	239,700

Common stock issued in April 2007 in connection with marketing event at $0.47 per share	-	300	1	140	-	-	-	-	141

Common stock issued in May 2007 in connection with financing costs attributable to convertible debt	-	1,950,000	1,950	700,050	-	-	-	-	702,000

Beneficial conversion feature on convertible debt in connection with issuance of common stock in October 2007	-	375,000	375	249,625	-	-	-	-	250,000

Common stock issued in October 2007 for services rendered at $0.18 per share	-	250,000	250	44,750	-	-	-	-	45,000

Common stock issued in November 2007 for services rendered at $0.25 per share	-	425,300	425	105,900	-	-	-	-	106,325

Common stock issued in December 2007 for services rendered at $0.09 per share	-	500,000	500	89,500	-	-	-	-	90,000

Common stock issued in January 2008 in settlement of accrued interest on convertible debentures	-	685,108	685	136,337	-	-	-	-	137,022

Common stock issued in connection with the acquisition of ITT in January 2008	-	54,600,000	54,600	13,595,400	-	-	-	-	13,650,000

Subtotal	$-	204,736,140	$204,736	$21,090,254	-	$-	$-	$(6,296,219)	$14,998,771

The accompanying notes are an integral part of these consolidated financial statements

GLOBAL INVESTOR SERVICES, INC.
(FORMERLY THERETIREMENTSOLUTION.COM., INC)
CONSOLIDATED STATEMENT OF (DEFICIENCY IN) STOCKHOLDERS' EQUITY
FOR THE TWO YEARS ENDED MARCH 31, 2009

				Additional	Common shares
	Subscription	Common stock		Paid in	To be issued		Deferred	Accumulated
	Amount	Shares	Amount	Capital	Shares	Amount	Compensation	Deficit	Total
Balance forward	$-	204,736,140	$204,736	$21,090,254	-	$-	$-	$(6,296,219)	$14,998,771

Common stock to be issued in connection with acquisition of ITT in January 2008		-	-	-	12,000,000	3,000,000	-	-	3,000,000

Common stock issued in connection with the acquisition of Razor in January 2008		32,000,000	32,000	7,968,000	-	-	-	-	8,000,000

Common stock to be issued in connection with acquisition of Razor in January 2008		-	-	-	6,000,000	1,500,000	-	-	1,500,000

Beneficial conversion feature on convertible debt in connection with issuance of common stock in March 2008		200,000	200	37,800	-	-	-	-	38,000

Common stock issued in March 2008 in exchange for convertible debenture		666,666	667	99,333	-	-	-	-	100,000

Beneficial conversion feature on convertible debt in connection with issuance of common stock in March 2008		-	-	-	100,000	21,000	-	-	21,000

Beneficial conversion feature on convertible debentures		-	-	1,700,429	-	-	-	-	1,700,429

Fair value of warrants issued in settlement of debt		-	-	393,750	-	-	-	-	393,750

Fair value of warrants issued in exchange for services rendered		-	-	60,904	-	-	-	-	60,904

Fair value of vested options issued to employees		-	-	824,400	-	-	-	-	824,400

Fair value of vested options issued to consultants for services rendered		-	-	65,880	-	-	-	-	65,880

Net loss	-	-	-	-	-	-	-	(7,374,409)	(7,374,409)

Balance, March 31, 2008	$-	237,602,806	$237,603	$32,240,750	18,100,000	$4,521,000	$-	$(13,670,628)	$23,328,725

The accompanying notes are an integral part of these consolidated financial statements

GLOBAL INVESTOR SERVICES, INC.
(FORMERLY THERETIREMENTSOLUTION.COM., INC)
CONSOLIDATED STATEMENT OF (DEFICIENCY IN) STOCKHOLDERS' EQUITY
FOR THE TWO YEARS ENDED MARCH 31, 2009

				Additional	Common shares
	Subscription	Common stock		Paid in	To be issued		Deferred	Accumulated
	Amount	Shares	Amount	Capital	Shares	Amount	Compensation	Deficit	Total
Balance, April 1, 2008	$-	237,602,806	$237,603	$32,240,750	18,100,000	$4,521,000	$-	$(13,670,628)	$23,328,725

Beneficial conversion feature on convertible debt in connection with issuance of common stock in April 2008		400,000	400	56,963	(100,000)	(21,000)		-	36,363

Common stock issued in April 2008 in exchange for convertible debenture		3,250,000	3,250	321,750	-	-		-	325,000

Common stock issued in April 2008 for services rendered at $0.19 per share		3,000,000	3,000	297,000	-	-		-	300,000

Common stock issued in April 2008 for expenses at $0.10 per share		250,000	250	24,750	-	-	-	-	25,000

Common stock issued in April 2008 in settlement of accrued interest on convertible debentures		466,667	466	69,534	-	-		-	70,000

Common stock issued in June 2008 as deferred compensation		2,500,000	2,500	272,500	-	-	(275,000)		-

Common stock issued in June 2008 for services rendered at $0.11 per share		7,000,000	7,000	763,000	-	-	-	-	770,000

Beneficial conversion feature on convertible debt in connection with issuance of common stock in May and June 2008		-	-	-	500,000	60,605	-	-	60,605

Common stock issued in July 2008 in connection with issuance of convertible debenture		500,000	500	60,105	(500,000)	(60,605)	-	-	-

Common stock issued in September 2008 in exchange for convertible debentures		875,000	875	74,125	-	-	-	-	75,000

Common stock issued in September 2008 in settlement of accrued interest on convertible debentures		986,472	987	118,556	-	-	-	-	119,543

Common stock issued in September 2008 as deferred compensation		1,100,000	1,100	109,900	-	-	(111,000)	-	-

Common stock issued in September 2008 for services rendered		630,000	630	91,920	-	-	-	-	92,550

Preferred stock subscription	500,000	-	-	-	-	-	-	-	500,000

Common stock issued in October 2008 in settlement of accrued interest	-	13,375	13	790	-	-	-	-	803

Common stock issued in December 2008 for services rendered	-	2,001,600	2,002	134,810	-	-	-		136,812

Common stock issued in December 2008 in exchange for convertible debentures	-	1,014,030	1,014	98,986	-	-	-		100,000

Common stock issued in December 2008 in settlement of accrued interest	-	1,502,743	1,503	93,329	-	-	-		94,832

Common stock issued in December 2008 as deferred compensation	-	6,000,000	6,000	434,000	-	-	(440,000)	-	-

Subtotal	$500,000	269,092,693	$269,093	$35,262,768	18,000,000	$4,500,000	$(826,000)	$(13,670,628)	$26,035,233

The accompanying notes are an integral part of these consolidated financial statements

GLOBAL INVESTOR SERVICES, INC.
(FORMERLY THERETIREMENTSOLUTION.COM., INC)
CONSOLIDATED STATEMENT OF (DEFICIENCY IN) STOCKHOLDERS' EQUITY
FOR THE TWO YEARS ENDED MARCH 31, 2009

				Additional	Common shares
	Subscription	Common stock		Paid in	To be issued		Deferred	Accumulated
	Amount	Shares	Amount	Capital	Shares	Amount	Compensation	Deficit	Total
Balance forward	$500,000	269,092,693	$269,093	$35,262,768	18,000,000	$4,500,000	$(826,000)	$(13,670,628)	$26,035,233

Common stock issued in January 2009 for services rendered	-	1,555,556	1,556	76,222	-	-	-	-	77,778

Common stock issued in January 2009 as compensation	-	2,625,000	2,625	128,625	-	-	-	-	131,250

Common stock issued in February 2009 as compensation	-	11,607,471	11,607	800,916	-	-	-	-	812,523

Common stock issued in February 2009 as deferred compensation	-	5,000,000	5,000	250,000	-	-	(255,000)	-	-

Common stock issued in March 2009 for services rendered	-	791,806	792	48,092	-	-	-	-	48,884

Common stock issued in March 2009 for accrued interest	-	1,092,274	1,092	71,516	-	-	-	-	72,608

Common stock issued in March 2009 for accrued payables	-	1,100,000	1,100	97,650	-	-	-	-	98,750

Common stock issued in March 2009 as deferred compensation	-	5,050,000	5,050	348,450	-	-	(353,500)	-	-

Common stock issued in March 2009 in exchange for convertible debentures	-	14,300,000	14,300	3,560,700	-	-	-	-	3,575,000

Beneficial conversion feature on convertible debt in connection with common stock to be issued	-	-	-	(196,878)	3,600,000	196,878	-	-	-

Fair value of warrants issued in connection with note payable	-	-	-	101,183	-	-	-	-	101,183

Beneficial conversion feature on convertible debentures		-	-	403,978	-	-	-	-	403,978

Fair value of vested options issued to employees		-	-	785,425	-	-	-	-	785,425

Amortization of deferred compensation		-	-	-	-	-	456,614	-	456,614

Gain on debt forgiveness, related party	-	-	-	333,333	-	-	-	-	333,333

Net loss	-	-	-	-	-	-	-	(36,014,372)	(36,014,372)

Balance, March 31, 2009	$500,000	312,214,800	$312,215	$42,071,980	21,600,000	$4,696,878	$(977,886)	$(49,685,000)	$(3,081,813)

The accompanying notes are an integral part of these consolidated financial statements

GLOBAL INVESTOR SERVICES, INC.
(FORMERLY THERETIREMENTSOLUTION.COM, INC.)
CONSOLIDATED STATEMENT OF CASH FLOWS
YEARS ENDED MARCH 31, 2009 AND 2008

	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(36,014,372)	$(7,374,409)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	938,138	198,725
Common stock issued for services rendered	2,369,797	481,166
Beneficial conversion features in connection with the issuance of convertible debentures	1,206,895	1,637,429
Fair value of vested options issued for services rendered	785,425	890,280
Fair value of warrants issued in connection with debt	-	454,654
Amortization of financing costs	233,134	-
Amortization of deferred compensation	456,614	-
Impairment of goodwill	27,233,173	-
(Increase) decrease in:
Accounts receivable	601,102	(271,174)
Unbilled revenue	294,675	(102,106)
Deferred costs	67,579	8,562
Employee advances	12,200	(18,750)
Due from related party	147,600	-
Other assets	(45,584)	(8,981)
Increase (decrease) in:
Accounts payable and accrued liabilities	361,408	1,335,877
Deferred revenue	(696,404)	766,298
Net cash used in operating activities:	(2,048,620)	(2,002,429)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of fixed assets	-	(17,679)
Net cash received in conjunction with acquisition of ITT	-	83,807
Net cash received in conjunction with acquisition of Razor	-	3,856
Investments acquired	-	(1,911)
Net cash provided by (used in) investing activities:	-	68,073

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock	-	476,250
Proceeds from advances	999,561	-
Proceeds from subscription	500,000	-
Proceeds from issuance of convertible debentures	275,000	1,750,000
Proceeds from notes payable	200,000	-
Repayments of notes payable, related party	(2,423)	(93,878)
Repayments of related party advances, net	(28,088)	(32,798)
Net cash provided by financing activities	1,944,050	2,099,574

Net (decrease) increase in cash and cash equivalents	(104,570)	165,218
Cash and cash equivalents-beginning of period	179,829	14,611
Cash and cash equivalents-end of period	$75,259	$179,829

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$-	$-
Income taxes	$-	$-

Common stock issued for services rendered	$2,369,797	$481,166
Beneficial conversion feature attributable to convertible debentures	$1,206,895	$1,637,429
Fair value of vested options issued for services rendered	$785,425	$890,280
Fair value of warrants issued in connection with debt	$101,183	$454,654
Common stock issued in conjunction with acquisition of ITT	$-	$13,650,000
Common stock issued in conjunction with acquisition of Razor	$-	$8,000,000

The accompanying notes are an integral part of these consolidated financial statements

GLOBAL INVESTOR SERVICES, INC.
(FORMERLY THERETIREMENTSOLUTION.COM, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009 AND 2008

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A summary of the significant accounting policies applied in the preparation of the accompanying financial statements follows:

Business and basis of Presentation

Global Investor Services, Inc. (the "Company") was incorporated on August 10, 2005 under the laws of the State of Nevada. On September 16, 2006, the Company changed its name to TheRetirementSolution.Com, Inc. and on October 1, 2008 to Global Investor Services, Inc. The Company currently markets directly and through its marketing partners as well as online, certain investor products and services that provide financial and educational information to its prospective customers and to its subscribers. During the year ended March 31, 2008, the Company transitioned from a development stage enterprise to an operating company. While the Company has generated revenues from its sale of products, the Company has incurred expenses, and sustained losses. Consequently, its operations are subject to all risks inherent in the establishment of a new business enterprise. As of March 31, 2009, the Company has accumulated losses of $49,685,000.

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

GLOBAL INVESTOR SERVICES, INC.
(FORMERLY THERETIREMENTSOLUTION.COM, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009 AND 2008

1.        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Acquisition of ITT (continued)

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

In accordance with SFAS No. 141, the total purchase price was allocated to the estimated fair value, as determined by management, of the assets acquired and liabilities assumed, as follows:

GLOBAL INVESTOR SERVICES, INC.
(FORMERLY THERETIREMENTSOLUTION.COM, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009 AND 2008

1.        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Acquisition of Razor (continued)

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

The following unaudited pro forma results of operations of the Company for the year ended March 31, 2008 assumes that the acquisition of ITT occurred on April 1, 2007. These unaudited pro forma results may not be representative of the actual results of operations or results of operations in future years.

For the Year Ended March 31,
2008
(unaudited)
Revenue	$5,573,488
Net Income ( loss)	(2,691,615)
Income (Loss) per common share	(0.02)

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

GLOBAL INVESTOR SERVICES, INC.
(FORMERLY THERETIREMENTSOLUTION.COM, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009 AND 2008

1.        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Revenue Recognition (continued)

Revenue arises from subscriptions to the websites/software, workshops, online workshops and training and coaching/counselingservices where the payments are received before the service has been rendered. Beginning January 1, 2009, the company changed its marketing strategy such that the company no longer collects revenues in advance of rendering services.  Instead, for all new customers, a monthly subscription fee is received for access to the online training and courses and website/data during a given month.  As all the products and services are delivered during the month, the revenues are recognized in the month it is delivered.   All revenues collected in prior periods from the legacy marketing strategy are deferred and recognized as per the existing revenue recognition policy. Additionally, any revenues from services such as coaching/counseling that are sold in advance of delivery will be deferred using the existing revenue recognition policy. Thus we have two distinct revenue models that were used during FY 2009 and revenue under either model will be recognized under its appropriate model. The company reserves the option to operate under either model as the business environment dictates.

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

As of March 31, 2009 and 2008, the Company’s deferred revenue was $108,048 and $804,452, respectively

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

GLOBAL INVESTOR SERVICES, INC.
(FORMERLY THERETIREMENTSOLUTION.COM, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009 AND 2008

1.        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Advertising Costs

The Company expenses advertising costs as incurred. Advertising expense was $5,035 and $34,331 for the years ended March 31, 2009 and 2008, respectively.

Research and Development

The Company accounts for research and development costs in accordance with the Financial Accounting Standards Board’s Statement of Financial Accounting Standards No. 2 (“SFAS 2”), “Accounting for Research and Development Costs.” Under SFAS 2, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and developments costs are expensed when the contracted work has been performed or as milestone results have been achieved. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred. For the years ended March 31, 2009 and 2008, the Company’s expenditures on research and product development were immaterial.

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

GLOBAL INVESTOR SERVICES, INC.
(FORMERLY THERETIREMENTSOLUTION.COM, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009 AND 2008

1.        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Intangible Assets and Goodwill (continued)

Total identifiable intangible assets acquired in the acquisition of ITT and Razor and their carrying values at March 31, 2009 are:

	Gross Carrying Amount	Accumulated Amortization	Net	Residual Value	Weighted average Amortization Period (Years)
Amortized Identifiable intangible assets:
Customer/subscriber lists-Razor	$499,747	$(201,287)	$298,460	$-0-	3
Software license-Razor	1,244,000	(250,528)	993,472	-0-	6
Software ITT	1,676,000	(675,056)	1,000,944	-0-	3
Unamortized Identifiable Assets	NONE
Total	$3,419,747	$(1,126,871)	$2,292,876	$-0-

Total amortization expense charged to operations for the years ended March 31, 2009 and 2008 was $932,583 and $282,325, respectively. Estimated amortization expense as of March 31, 2009 is as follows:

Year ended March 31,
2010	$932,582
2011	781,488
2012	207,333
2013	207,333
2014 and after	164,140
Total	$2,292,876

The Company does not amortize goodwill. The Company recorded goodwill in the amount of $27,233,173 as a result of the acquisition of Razor Data & IT during the year ended March 31, 2008.

During the year ended March 31, 2009 the Company management performed an evaluation of its goodwill for purposes of determining the implied fair value of the assets at March 31, 2009. The test indicated that the recorded remaining book value of its goodwill exceeded its fair value for the year ended March 31, 2009.  As a result, upon completion of the assessment, management recorded a non-cash impairment charge of $27,233,173, net of tax, or $0.11 per share during the year ended March 31, 2009 to reduce the carrying value of the goodwill to $0. Considerable management judgment is necessary to estimate the fair value.  Accordingly, actual results could vary significantly from management’s estimates.

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

GLOBAL INVESTOR SERVICES, INC.
(FORMERLY THERETIREMENTSOLUTION.COM, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009 AND 2008

1.        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Fair value of financial instruments

On January 1, 2008, the Company adopted SFAS No. 157, “Fair Value Measurements” (SFAS No. 157) as amended by FASB Statement of Position (FSP) FAS 157-1 and FSP FAS 157-2. SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and enhances fair value measurement disclosure. FSP FAS 157-2 delays, until the first quarter of fiscal year 2009, the effective date for SFAS No. 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The adoption of SFAS No. 157 did not have a material impact on the Company’s financial position or operations.

Concentrations of Credit Risk

Financial instruments and related items which potentially subject the Company to concentrations of credit risk consist primarily of cash, cash equivalents and trade receivables. The Company places its cash and temporary cash investments with credit quality institutions. At times, such investments may be in excess of the FDIC insurance limit. The Company periodically reviews its trade receivables in determining its allowance for doubtful accounts. The allowance for refunds was $-0- and $6,200 at March 31, 2009 and 2008, respectively.

Website Development Costs

The Company recognizes website development costs in accordance with Emerging Issue Task Force ("EITF") No. 00-02, "Accounting for Website Development Costs." As such, the Company expenses all costs incurred that relate to the planning and post implementation phases of development of its website. Direct costs incurred in the development phase are capitalized and recognized over the estimated useful life. Costs associated with repair or maintenance for the website are included in cost of net revenues in the current period expenses. During the years ended March 31, 2009 and 2008, the Company did not capitalize any costs associated with the website development.

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

For the years ended March 31, 2009 and 2008, the Company did not grant stock options to employees and consultants. The fair value of options granted in previous years vesting during the years ended March 31, 2009 and 2008 of $785,425 and $824,400 was recorded as a current period charge to earnings, respectively.

GLOBAL INVESTOR SERVICES, INC.
(FORMERLY THERETIREMENTSOLUTION.COM, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009 AND 2008

1.        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Liquidity

As shown in the accompanying consolidated financial statements, the Company incurred a net loss of $36,014,372 for the year ended March 31, 2009. The Company's current liabilities exceeded its current assets by $2,190,905 as of March 31, 2009.

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

GLOBAL INVESTOR SERVICES, INC.
(FORMERLY THERETIREMENTSOLUTION.COM, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009 AND 2008

1.        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent accounting pronouncements

In December 2007, the FASB issued SFAS No. 141(R), "Business Combinations" ("SFAS No. 141(R)"), which establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in an acquiree, including the recognition and measurement of goodwill acquired in a business combination. SFAS No. 141R is effective as of the beginning of the first fiscal year beginning on or after December 15, 2008. Earlier adoption is prohibited. The Company does not expect the adoption of SFAS No. 141R in 2009 will have a material effect on its consolidated financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interest in Consolidated Financial Statements, an amendment of ARB No. 51” (“SFAS No. 160”), which will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity within the consolidated balance sheets. SFAS No. 160 is effective as of the beginning of the first fiscal year beginning on or after December 15, 2008. Earlier adoption is prohibited. The Company does not expect the adoption of SFAS No. 160 in 2009 to have a material effect on its consolidated financial position, results of operations or cash flows.

In December 2007, the FASB ratified the consensus in Emerging Issues Task Force (EITF) Issue No. 07-1, “Accounting for Collaborative Arrangements” (EITF 07-1). EITF 07-1 defines collaborative arrangements and requires collaborators to present the result of activities for which they act as the principal on a gross basis and report any payments received from (made to) the other collaborators based on other applicable authoritative accounting literature, and in the absence of other applicable authoritative literature, on a reasonable, rational and consistent accounting policy is to be elected. EITF 07-1 also provides for disclosures regarding the nature and purpose of the arrangement, the entity’s rights and obligations, the accounting policy for the arrangement and the income statement classification and amounts arising from the agreement.

EITF 07-1 will be effective for fiscal years beginning after December 15, 2008, which will be the Company’s fiscal year 2009, and will be applied as a change in accounting principle retrospectively for all collaborative arrangements existing as of the effective date. The Company does not expect the adoption of EITF 07-1in 2009 to have a material effect on its consolidated financial position, results of operations or cash flows.

In June 2008, the FASB ratified the consensus on Emerging Issues Task Force (EITF) Issue 07-5, “Determining whether an Instrument (or Embedded Feature) is indexed to an Entity’s Own Stock.” This issue addresses whether an instrument (or an embedded feature) is indexed to an entity’s own stock, which is the first part of the scope exception in paragraph 11(a) of SFAS No. 133, for purposes of determining whether the instrument should be classified as an equity instrument or accounted for as a derivative instrument. The provisions of EITF Issue No. 07-5 are effective for financial statements issued for fiscal years beginning after December 15, 2008 and will be applied retrospectively through a cumulative effect adjustment to retained earnings for outstanding instruments as of that date. The Company does not expect the adoption of EITF 07-05 to have a material effect on its consolidated financial position, results of operations or cash flows.

In March 2008, the FASB” issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities - an amendment to FASB Statement No. 133” (“SFAS No. 161”).  SFAS No. 161 is intended to improve financial standards for derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance, and cash flows.  Entities are required to provide enhanced disclosures about: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows.  It is effective for financial statements issued for fiscal years beginning after November 15, 2008, with early adoption encouraged.  The Company does not expect the adoption of SFAS No. 161 to have a material effect on its consolidated financial position, results of operations or cash flows.

GLOBAL INVESTOR SERVICES, INC.
(FORMERLY THERETIREMENTSOLUTION.COM, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009 AND 2008

1.        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent accounting pronouncements (continued)

In April 2008, the FASB issued FSP No. FAS 142-3,“Determination of the Useful Life of Intangible Assets”. This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets”.  The Company is required to adopt FSP 142-3 on January 1, 2009, earlier adoption is prohibited.  The guidance in FSP 142-3 for determining the useful life of a recognized intangible asset shall be applied prospectively to intangible assets acquired after adoption, and the disclosure requirements shall be applied prospectively to all intangible assets recognized as of, and subsequent to, adoption. The Company does not expect the adoption of FSP No. FAS 142-3 to have a material effect on its consolidated financial position, results of operations or cash flows.

In May 2008, the FASB issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles" ("SFAS No. 162").  SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (the GAAP hierarchy).  SFAS No. 162 will become effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board amendments to AU Section 411, "The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles."  The Company does not expect the adoption of SFAS No. 162 to have a material effect on its consolidated financial position, results of operations or cash flows.

In May 2008, the FASB issued FSP Accounting Principles Board ("APB") 14-1 "Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) " ("FSP APB 14-1").  FSP APB 14-1 requires the issuer of certain convertible debt instruments that may be settled in cash (or other assets) on conversion to separately account for the liability (debt) and equity (conversion option) components of the instrument in a manner that reflects the issuer's non-convertible debt borrowing rate.  FSP APB 14-1 is effective for fiscal years beginning after December 15, 2008 on a retroactive basis. The Company does not expect the adoption of FSP APB 14-1 to have a material effect on its consolidated financial position, results of operations or cash flows.

In May 2008, the FASB issued FASB Statement No. 163, “Accounting for Financial Guarantee Insurance Contracts”, which clarifies how FASB Statement No. 60, “Accounting and Reporting by Insurance Enterprises”, applies to financial guarantee insurance contracts issued by insurance enterprises.    The standard is effective for financial statements issued for fiscal years beginning after December 15, 2008, including interim periods in that year. The Company does not expect the adoption of SFAS 163 to have a material effect on its consolidated financial statements.

In June 2008, the FASB issued FSP Emerging Issues Task Force (EITF) No. 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” Under the FSP, unvested share-based payment awards that contain rights to receive non-forfeitable dividends (whether paid or unpaid) are participating securities, and should be included in the two-class method of computing EPS. The FSP is effective for fiscal years beginning after December 15, 2008, and interim periods within those years. The Company does not expect the adoption of FSP EITF No. 03-6-1 to have a material effect on its consolidated financial position, results of operations or cash flows.

In October 2008, the FASB issued FSP SFAS No. 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active.” This position clarifies the application of SFAS No. 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. It also reaffirms the notion of fair value as an exit price as of the measurement date. This position was effective upon issuance, including prior periods for which financial statements have not been issued. The adoption had no impact on the Company’s consolidated financial statements.

In December 2008, the FASB issued FSP 132(R)-1, Employers’ Disclosures about Postretirement Benefit Plan Assets, which is effective for fiscal years ending after December 15, 2009. FSP 132(R)-1 requires disclosures about fair value measurements of plan assets that would be similar to the disclosures about fair value measurements required by SFAS 157. .  The Company does not expect the adoption of FSP 132(R)-1 to have a material effect on its consolidated financial position, results of operations or cash flows.

In December 2008, the FASB issued FSP SFAS 140-4 and FIN 46(R)-8, Disclosures about Transfers of Financial Assets and Interests in Variable Interest Entities. The FSP requires extensive additional disclosure by public entities with continuing involvement in transfers of financial assets to special-purpose entities and with variable interest entities (VIEs), including sponsors that have a variable interest in a VIE. This FSP became effective for the first reporting period ending after December 15, 2008 and did not have any material impact on the Company's consolidated financial statements.

GLOBAL INVESTOR SERVICES, INC.
(FORMERLY THERETIREMENTSOLUTION.COM, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009 AND 2008

1.        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent accounting pronouncements (continued)

In January 2009, the FASB issued Financial Statement of Position (“FSP”) Issue No. EITF 99-20-1, “Amendments to the Impairment Guidance of EITF Issue No. 99-20” (“FSP EITF No. 99-20-1”). FSP EITF No. 99-20-1 amends the impairment guidance in EITF Issue No. 99-20, “Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests that Continue to be Held by a Transferor in Securitized Financial Assets” to achieve more consistent determination of whether an other-than-temporary impairment has occurred. The Company adopted FSP EITF No. 99-20-1 and it did not have a material impact on the consolidated financial statements.

In April 2009, the FASB issued FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly , provides guidelines for making fair value measurements more consistent with the principles presented in FASB Statement No. 157 (“SFAS 157”), Fair Value Measurements . FSP FAS 157-4 reaffirms what SFAS 157 states is the objective of fair value measurement, to reflect how much an asset would be sold for in an orderly transaction at the date of the financial statements under current market conditions. Specifically, it reaffirms the need to use judgment to ascertain if a formerly active market has become inactive and in determining fair values when markets have become inactive. The Company does not expect this pronouncement to have a material impact on its consolidated results of operations, financial position, or cash flows.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, enhances consistency in financial reporting by increasing the frequency of fair value disclosures. This relates to fair value disclosures for any financial instruments that are not currently reflected on the consolidated balance sheet at fair value. FSP FAS 107-1 and APB 28-1 now require that fair value disclosures be made on a quarterly basis, providing qualitative and quantitative information about fair value estimates for all those financial instruments not measured on the balance sheet at fair value. The Company does not expect this pronouncement to have a material impact on its consolidated results of operations, financial position, or cash flows.

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, provides additional guidance designed to create greater clarity and consistency in accounting for and presenting impairment losses on securities. This FSP is intended to bring greater consistency to the timing of impairment recognition and to provide greater clarity to investors about the credit and noncredit components of impaired debt securities that are not expected to be sold. This FSP also requires increased and timelier disclosures sought by investors regarding expected cash flows, credit losses, and an aging of securities with unrealized losses. The Company does not expect this pronouncement to have a material impact on its consolidated results of operations, financial position, or cash flows.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events (“SFAS No. 165”). SFAS No. 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, that is, whether that date represents the date the financial statements were issued or were available to be issued. SFAS No. 165 is effective for interim or annual financial periods ending after June 15, 2009. The Company will adopt SFAS No. 165 in the first quarter of fiscal 2010 and do not expect a material impact on its consolidated financial statements upon adoption.

In June 2009 the FASB issued SFAS 166, “Accounting for Transfers of financial Assets — an amendment of FASB Statement No. 140” (SFAS 166). SFAS 166 eliminates the concept of a qualifying special-purpose entity, creates more stringent conditions for reporting a transfer of a portion of a financial asset as a sale, clarifies other sale-accounting criteria, and changes the initial measurement of a transferor’s interest in transferred financial assets. SFAS No. 166 is applicable for annual periods after November 15, 2009 and interim periods therein and thereafter. The Company does not expect this pronouncement to have a material impact on its consolidated results of operations, financial position, or cash flows.

In June 2009 the FASB issued SFAS 167, “Amendments to FASB Interpretation No. 46(R)” (SFAS 167). SFAS 167 eliminates Interpretation 46(R)’s exceptions to consolidating qualifying special-purpose entities, contains new criteria for determining the primary beneficiary, and increases the frequency of required reassessments to determine whether a company is the primary beneficiary of a variable interest entity. SFAS 167 also contains a new requirement that any term, transaction, or arrangement that does not have a substantive effect on an entity’s status as a variable interest entity, a company’s power over a variable interest entity, or a company’s obligation to absorb losses or its right to receive benefits of an entity must be disregarded in applying Interpretation 46(R)’s provisions. SFAS No. 167 is applicable for annual periods after November 15, 2009 and interim periods thereafter. The Company does not expect this pronouncement to have a material impact on its consolidated results of operations, financial position, or cash flows.

GLOBAL INVESTOR SERVICES, INC.
(FORMERLY THERETIREMENTSOLUTION.COM, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009 AND 2008

1.        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent accounting pronouncements (continued)

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC did not, or are not believed by management to, have a material impact on the Company’s present or future consolidated financial statements.

2. PROPERTY AND EQUIPMENT

The Company’s property and equipment at March 31, 2009 and 2008 consist of the following:

	March 31, 2009	March 31, 2008
Software	$2,920,000	$2,920,000
Computer equipment	4,211	4,211
Office equipment	23,568	23,568
	2,947,779	2,947,779
Less accumulated depreciation	(940,754)	(169,198)
	$2,007,025	$2,778,581

Depreciation expense charged to operations amounted to $771,556 and $164,020 for the year ended March 31, 2009 and 2008, respectively.

3. CUSTOMERS LIST

The Company’s customers list at March 31, 2009 and 2008 consist of the following:

	March 31, 2009	March 31, 2008
Customers list	$499,747	$499,747
Less accumulated amortization	(201,287)	(34,705)
	$298,460	$465,042

The Company recorded amortization expense for the year ended March 31, 2009 and 2008 of $166,582 and $34,705, respectively.

4. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities consisted of the following at March 31, 2009 and 2008:

	March 31, 2009	March 31, 2008
Accounts payable	$682,808	$723,695
Accrued consulting payable	10,949	591,548
Accrued interest payable	152,676	178,856
Accrued payroll taxes	8,555	23,420
Accrued salaries and wages	416,222	175,485
	$1,271,210	$1,693,004

GLOBAL INVESTOR SERVICES, INC.
(FORMERLY THERETIREMENTSOLUTION.COM, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009 AND 2008

5. ADVANCES

The Company received advances of $239,562 on July 7, 2008, $310,000 on September 4, 2008 and $450,000 on November 3, 2008 to finance future marketing activities. The advances are payable at 120% from each marketing event of the Company with the proceeds or if proceeds are insufficient, from other marketing events or revenues of the Company each at six months from the date of the advance. In the event the Company does not pay off the advances by January 9, 2009 and February 4, 2009; the remaining balance is converted to a six month, interest free secured convertible debentures. The debentures are convertible into the Company’s common stock at $0.10 per share and are secured by 12,000,000 shares of the Company’s common stock.

The financing costs of $199,912 are amortized ratably over a six month term.

On March 31, 2009, the Company issued a convertible debenture of $1,000,000 as payment of the above advances. The convertible note is due on July 31, 2011 with interest at 20% per annum, due at maturity. The note is convertible at $0.08, unsecured. (See note 7 below)

6. NOTES PAYABLE

A summary of notes payable at March 31, 2009 and 2008 are as follows:

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

Promissory Note Payable

On January 20, 2009, the Company received $200,000 in exchange for a promissory note payable, due July 20, 2009 with interest due monthly at 20% per annum. The note is secured by common stock and is personally guaranteed by certain officers of the Company. The note contains certain first right of payment should the Company be successful in raising $500,000 to $1,500,000 in a Private Placement Offering before any payments can be distributed from the escrow.

In connection with the issuance of the promissory note payable, the Company issued warrants to purchase its common stock at $0.01 per share for five years. The fair value of the warrants of $101,183 is amortized ratably of the term of the promissory note. As of March 31, 2009, the Company had charged to current period operations $39,132 as amortization of financing costs. The fair value of the warrants were determined using the Black Scholes Option Pricing Model based on the following assumptions: Dividend yield: -0-%; Volatility: 138.87%; Risk free rate: 1.48%; Term: 5 years.

GLOBAL INVESTOR SERVICES, INC.
(FORMERLY THERETIREMENTSOLUTION.COM, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009 AND 2008

6. NOTES PAYABLE (continued)

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

On December 4, 2008; the Company issued 1,014,030 shares of common stock in settlement of the outstanding note payable and related interest.

At March 31, 2009 and 2008, balances consist of the following:

	March 31, 2009	March 31, 2008
Convertible promissory note	$182,085	$182,085
Promissory note Payable	200,000	-
Note payable to related party	-	102,423
	382,085	284,508
Less: current portion	(382,085)	(284,508)
Long-term debt	$-	$-

7. CONVERTIBLE DEBENTURES

During the year ended March 31, 2009, the Company issued an aggregate of 23,487,186 shares of common stock in exchange for convertible debentures totaling $4,431,983 and accrued interest.

Convertible Debenture #1

In May 2007, the Company received $100,000 in exchange for a Convertible Debenture (Debenture) that matured on August 31, 2007. The Debenture bears an interest rate of 12% and is convertible into the Company's common stock at the greater of $0.25 per share or 67.5% of the average 10 previous trade days prior to conversion. During the year ended March 31, 2009, the debenture was exchanged for a convertible debenture (see convertible debenture #19 below)

Convertible Debenture #2

In May 2007, the Company received $50,000 in exchange for a Convertible Debenture (Debenture) that matured on August 31, 2007. The Debenture bears an interest rate of 12% and is convertible into the Company's common stock at the greater of $0.25 per share or 67.5% of the average 10 previous trade days prior to conversion. (Note in default.)

Convertible Debenture #3

In May 2007, the Company received $100,000 in exchange for a Convertible Debenture (Debenture) that matured on August 31, 2007. The Debenture bears an interest rate of 12% and is convertible into the Company's common stock at the greater of $0.25 per share or 67.5% of the average 10 previous trade days prior to conversion. The note converted to common stock during the year ended March 31, 2009.

Convertible Debenture #4

In May 2007, the Company received $50,000 in exchange for a Convertible Debenture (Debenture) that matured on August 31, 2007. The Debenture bears an interest rate of 12% and is convertible into the Company's common stock at the greater of $0.25 per share or 67.5% of the average 10 previous trade days prior to conversion. (Note in default)

GLOBAL INVESTOR SERVICES, INC.
(FORMERLY THERETIREMENTSOLUTION.COM, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009 AND 2008

7. CONVERTIBLE DEBENTURES (continued)

Convertible Debenture #5

In May 2007, the Company received $125,000 in exchange for a Convertible Debenture (Debenture) that matured on August 31, 2007. The Debenture bears an interest rate of 12% and is convertible into the Company's common stock at the greater of $0.25 per share or 67.5% of the average 10 previous trade days prior to conversion. (See convertible debenture #21 below)

Convertible Debenture #6

In May 2007, the Company received $100,000 in exchange for a Convertible Debenture (Debenture) that originally matured on August 31, 2007. The Company reached a settlement to issue common stock by no later than December 8, 2008 at the average price back 90 days. Subsequent to the conversion, the Company agreed to issue additional shares should the average price per share be lower in the subsequent 90 days. (Note in default)

Convertible Debenture #7

In May 2007, the Company received $50,000 in exchange for a Convertible Debenture (Debenture) that matured on August 31, 2007. The Debenture bears an interest rate of 12% and is convertible into the Company's common stock at the greater of $0.25 per share or 67.5% of the average 10 previous trade days prior to conversion. (See convertible debenture #22 below)
Convertible Debenture #8

In May 2007, the Company received $150,000 in exchange for a Convertible Debenture (Debenture) that matured on August 31, 2007. The Debenture bears an interest rate of 12% and is convertible into the Company's common stock at the greater of $0.25 per share or 67.5% of the average 10 previous trade days prior to conversion. (See convertible debenture #23 below)

Convertible Debenture #9

In May 2007, the Company received $200,000 in exchange for a Convertible Debenture (Debenture) that matured on August 31, 2007. The Debenture bears an interest rate of 12% and is convertible into the Company's common stock at the greater of $0.25 per share or 67.5% of the average 10 previous trade days prior to conversion. The note converted to common stock during the year ended March 31, 2009.

Convertible Debenture #10

In May 2007, the Company received $200,000 in exchange for a Convertible Debenture (Debenture) that matured on August 31, 2007. The Debenture bears an interest rate of 12% and is convertible into the Company's common stock at the greater of $0.25 per share or 67.5% of the average 10 previous trade days prior to conversion. (See convertible debenture #24 below)

Convertible Debenture #11

In May 2007, the Company received $50,000 in exchange for a Convertible Debenture (Debenture) that matured on August 31, 2007. The Debenture bears an interest rate of 12% and is convertible into the Company's common stock at the greater of $0.25 per share or 67.5% of the average 10 previous trade days prior to conversion. (See convertible debenture #25 below)

Convertible Debenture #12

In May 2007, the Company received $25,000 in exchange for a Convertible Debenture (Debenture) that matured on August 31, 2007. The Debenture bears an interest rate of 12% and is convertible into the Company's common stock at the greater of $0.25 per share or 67.5% of the average 10 previous trade days prior to conversion. The note converted to common stock during the year ended March 31, 2009.

Convertible Debenture #13

In May 2007, the Company received $25,000 in exchange for a Convertible Debenture (Debenture) that matured on August 31, 2007. The Debenture bears an interest rate of 12% and is convertible into the Company's common stock at the greater of $0.25 per share or 67.5% of the average 10 previous trade days prior to conversion. The note converted to common stock during the year ended March 31, 2009.

GLOBAL INVESTOR SERVICES, INC.
(FORMERLY THERETIREMENTSOLUTION.COM, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009 AND 2008

7. CONVERTIBLE DEBENTURES (continued)

Convertible Debenture #14

In May 2007, the Company received $50,000 in exchange for a Convertible Debenture (Debenture) that matured on August 31, 2007. The Debenture bears an interest rate of 12% and is convertible into the Company's common stock at the greater of $0.25 per share or 67.5% of the average 10 previous trade days prior to conversion. (See convertible debenture #26 below)

Convertible Debenture #15

In May 2007, the Company received $25,000 in exchange for a Convertible Debenture (Debenture) that matured on August 31, 2007. The Debenture bears an interest rate of 12% and is convertible into the Company's common stock at the greater of $0.25 per share or 67.5% of the average 10 previous trade days prior to conversion. (See convertible debenture #27 below)

Convertible Debenture #16

In October 2007, the Company received $250,000 in exchange for a Convertible Debenture (Debenture) that matures on March 31, 2008. The Debenture bears an interest rate of 12% and is convertible into the Company's common stock at the greater of $0.10 per share. (See convertible debenture #28 below)

In accordance with Emerging Issues Task Force Issue 98-5, Accounting for Convertible Securities with a Beneficial Conversion Features or Contingently Adjustable Conversion Ratios (“EITF 98-5”), the Company recognized an imbedded beneficial conversion feature present in the Convertible Notes. The Company allocated a portion of the proceeds equal to the intrinsic value of that feature to additional paid-in capital. The Company recognized and measured an aggregate of $250,000 of the proceeds, which is equal to the intrinsic value of the imbedded beneficial conversion feature, to additional paid-in capital and a discount against the Convertible Notes. The debt discount attributed to the beneficial conversion feature is charged to current period operations as financing costs.

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

During the year ended March 31, 2009, $25,000 of the Convertible Debenture was converted to common stock. This note was in default as of March 31, 2009.

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009 AND 2008

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

For the year ended March 31, 2009, the Company amortized $9,715 to current period operations as interest expense.

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

For the year ended March 31, 2009, the Company amortized $32,504 to current period operations as interest expense.

Convertible Debenture #20

In June 2008, the Company received $50,000 in exchange for a Convertible Debenture (“Debenture”) that matures in June 2011. The Debentures bears interest at a rate of 10% and will be convertible into 625,000 shares of the Company’s common stock, at a conversion rate of $.08 per share. Interest will also be converted into common stock at the conversion rate of $.08 per share. The note converted to common stock during the year ended March 31, 2009.

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

For the year ended March 31, 2009, the Company amortized $25,000 to current period operations as interest expense.

GLOBAL INVESTOR SERVICES, INC.
(FORMERLY THERETIREMENTSOLUTION.COM, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009 AND 2008

7. CONVERTIBLE DEBENTURES (continued)

Convertible Debenture #21

In March 2009, the Company issued a $125,000 Convertible Debenture that matures in May 2011 in exchange for a Convertible Debenture previously matured. The Debenture bears interest at a rate of 10% and will be convertible into 1,250,000 shares of the Company’s common stock, at a conversion rate of $.10 per share. Interest will also be converted into common stock at the conversion rate of $.10 per share. In connection with the issuance of the Convertible Debenture, the Company will issue 500,000 shares of its common stock.

In accordance with Emerging Issues Task Force Issue 98-5, Accounting for Convertible Securities with a Beneficial Conversion Features or Contingently Adjustable Conversion Ratios (“EITF 98-5”), the Company recognized an imbedded beneficial conversion feature present in Convertible Note #21. The Company allocated a portion of the proceeds equal to the intrinsic value of that feature to additional paid-in capital. The Company recognized and measured an aggregate of $27,344 of the proceeds, which is equal to the intrinsic value of the imbedded beneficial conversion feature, to additional paid-in capital and a discount against the Convertible Note.

The total debt discount attributed to the beneficial conversion feature of $27,344 is charged operations ratably over the note term as interest expense.

For the year ended March 31, 2009, the Company amortized $36 to current period operations as interest expense.

Convertible Debenture #22

In March 2009, the Company issued a $50,000 Convertible Debenture that matures in May 2011 in exchange for a Convertible Debenture previously matured. The Debenture bears interest at a rate of 10% and will be convertible into 500,000 shares of the Company’s common stock, at a conversion rate of $.10 per share. Interest will also be converted into common stock at the conversion rate of $.10 per share. In connection with the issuance of the Convertible Debenture, the Company will issue 200,000 shares of its common stock.

In accordance with Emerging Issues Task Force Issue 98-5, Accounting for Convertible Securities with a Beneficial Conversion Features or Contingently Adjustable Conversion Ratios (“EITF 98-5”), the Company recognized an imbedded beneficial conversion feature present in Convertible Note #22. The Company allocated a portion of the proceeds equal to the intrinsic value of that feature to additional paid-in capital. The Company recognized and measured an aggregate of $10,938 of the proceeds, which is equal to the intrinsic value of the imbedded beneficial conversion feature, to additional paid-in capital and a discount against the Convertible Note.

The total debt discount attributed to the beneficial conversion feature of $10,938 is charged operations ratably over the note term as interest expense.

For the year ended March 31, 2009, the Company amortized $29 to current period operations as interest expense.

Convertible Debenture #23

In March 2009, the Company issued a $150,000 Convertible Debenture that matures in May 2011 in exchange for a Convertible Debenture previously matured. The Debenture bears interest at a rate of 10% and will be convertible into 1,500,000 shares of the Company’s common stock, at a conversion rate of $.10 per share. Interest will also be converted into common stock at the conversion rate of $.10 per share. In connection with the issuance of the Convertible Debenture, the Company will issue 600,000 shares of its common stock.

In accordance with Emerging Issues Task Force Issue 98-5, Accounting for Convertible Securities with a Beneficial Conversion Features or Contingently Adjustable Conversion Ratios (“EITF 98-5”), the Company recognized an imbedded beneficial conversion feature present in Convertible Note #23. The Company allocated a portion of the proceeds equal to the intrinsic value of that feature to additional paid-in capital. The Company recognized and measured an aggregate of $32,813 of the proceeds, which is equal to the intrinsic value of the imbedded beneficial conversion feature, to additional paid-in capital and a discount against the Convertible Note.

The total debt discount attributed to the beneficial conversion feature of $32,813 is charged operations ratably over the note term as interest expense.

For the year ended March 31, 2009, the Company amortized $43 to current period operations as interest expense.

GLOBAL INVESTOR SERVICES, INC.
(FORMERLY THERETIREMENTSOLUTION.COM, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009 AND 2008

7. CONVERTIBLE DEBENTURES (continued)

Convertible Debenture #24

In March 2009, the Company issued a $200,000 Convertible Debenture that matures in May 2011 in exchange for a Convertible Debenture previously matured. The Debenture bears interest at a rate of 10% and will be convertible into 2,000,000 shares of the Company’s common stock, at a conversion rate of $.10 per share. Interest will also be converted into common stock at the conversion rate of $.10 per share. In connection with the issuance of the Convertible Debenture, the Company will issue 800,000 shares of its common stock.

In accordance with Emerging Issues Task Force Issue 98-5, Accounting for Convertible Securities with a Beneficial Conversion Features or Contingently Adjustable Conversion Ratios (“EITF 98-5”), the Company recognized an imbedded beneficial conversion feature present in Convertible Note #24. The Company allocated a portion of the proceeds equal to the intrinsic value of that feature to additional paid-in capital. The Company recognized and measured an aggregate of $43,750 of the proceeds, which is equal to the intrinsic value of the imbedded beneficial conversion feature, to additional paid-in capital and a discount against the Convertible Note.

The total debt discount attributed to the beneficial conversion feature of $43,750 is charged operations ratably over the note term as interest expense.

For the year ended March 31, 2009, the Company amortized $57 to current period operations as interest expense.

Convertible Debenture #25

In March 2009, the Company issued a $50,000 Convertible Debenture that matures in May 2011 in exchange for a Convertible Debenture previously matured. The Debenture bears interest at a rate of 10% and will be convertible into 500,000 shares of the Company’s common stock, at a conversion rate of $.10 per share. Interest will also be converted into common stock at the conversion rate of $.10 per share. In connection with the issuance of the Convertible Debenture, the Company will issue 200,000 shares of its common stock.

In accordance with Emerging Issues Task Force Issue 98-5, Accounting for Convertible Securities with a Beneficial Conversion Features or Contingently Adjustable Conversion Ratios (“EITF 98-5”), the Company recognized an imbedded beneficial conversion feature present in Convertible Note #25. The Company allocated a portion of the proceeds equal to the intrinsic value of that feature to additional paid-in capital. The Company recognized and measured an aggregate of $10,938 of the proceeds, which is equal to the intrinsic value of the imbedded beneficial conversion feature, to additional paid-in capital and a discount against the Convertible Note.

The total debt discount attributed to the beneficial conversion feature of $10,938 is charged operations ratably over the note term as interest expense.

For the year ended March 31, 2009, the Company amortized $14 to current period operations as interest expense.

Convertible Debenture #26

In March 2009, the Company issued a $50,000 Convertible Debenture that matures in May 2011 in exchange for a Convertible Debenture previously matured. The Debenture bears interest at a rate of 10% and will be convertible into 500,000 shares of the Company’s common stock, at a conversion rate of $.10 per share. Interest will also be converted into common stock at the conversion rate of $.10 per share. In connection with the issuance of the Convertible Debenture, the Company will issue 200,000 shares of its common stock.

In accordance with Emerging Issues Task Force Issue 98-5, Accounting for Convertible Securities with a Beneficial Conversion Features or Contingently Adjustable Conversion Ratios (“EITF 98-5”), the Company recognized an imbedded beneficial conversion feature present in Convertible Note #26. The Company allocated a portion of the proceeds equal to the intrinsic value of that feature to additional paid-in capital. The Company recognized and measured an aggregate of $10,938 of the proceeds, which is equal to the intrinsic value of the imbedded beneficial conversion feature, to additional paid-in capital and a discount against the Convertible Note.

The total debt discount attributed to the beneficial conversion feature of $10,938 is charged operations ratably over the note term as interest expense.

For the year ended March 31, 2009, the Company amortized $14 to current period operations as interest expense.

GLOBAL INVESTOR SERVICES, INC.
(FORMERLY THERETIREMENTSOLUTION.COM, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009 AND 2008

7. CONVERTIBLE DEBENTURES (continued)

Convertible Debenture #27

In March 2009, the Company issued a $25,000 Convertible Debenture that matures in May 2011 in exchange for a Convertible Debenture previously matured. The Debenture bears interest at a rate of 10% and will be convertible into 250,000 shares of the Company’s common stock, at a conversion rate of $.10 per share. Interest will also be converted into common stock at the conversion rate of $.10 per share. In connection with the issuance of the Convertible Debenture, the Company will issue 100,000 shares of its common stock.

In accordance with Emerging Issues Task Force Issue 98-5, Accounting for Convertible Securities with a Beneficial Conversion Features or Contingently Adjustable Conversion Ratios (“EITF 98-5”), the Company recognized an imbedded beneficial conversion feature present in Convertible Note #27. The Company allocated a portion of the proceeds equal to the intrinsic value of that feature to additional paid-in capital. The Company recognized and measured an aggregate of $5,469 of the proceeds, which is equal to the intrinsic value of the imbedded beneficial conversion feature, to additional paid-in capital and a discount against the Convertible Note.

The total debt discount attributed to the beneficial conversion feature of $5,469 is charged operations ratably over the note term as interest expense.

For the year ended March 31, 2009, the Company amortized $7 to current period operations as interest expense.

Convertible Debenture #28

In March 2009, the Company issued a $250,000 Convertible Debenture that matures in May 2011 in exchange for a Convertible Debenture previously matured. The Debenture bears interest at a rate of 10% and will be convertible into 3,846,154 shares of the Company’s common stock, at a conversion rate of $.065 per share. Interest will also be converted into common stock at the conversion rate of $.065 per share. In connection with the issuance of the Convertible Debenture, the Company will issue 1,000,000 shares of its common stock.

In accordance with Emerging Issues Task Force Issue 98-5, Accounting for Convertible Securities with a Beneficial Conversion Features or Contingently Adjustable Conversion Ratios (“EITF 98-5”), the Company recognized an imbedded beneficial conversion feature present in Convertible Note #28. The Company allocated a portion of the proceeds equal to the intrinsic value of that feature to additional paid-in capital. The Company recognized and measured an aggregate of $128,606 of the proceeds, which is equal to the intrinsic value of the imbedded beneficial conversion feature, to additional paid-in capital and a discount against the Convertible Note.

The total debt discount attributed to the beneficial conversion feature of $128,606 is charged operations ratably over the note term as interest expense.

For the year ended March 31, 2009, the Company amortized $839 to current period operations as interest expense.

Convertible Debenture #29

In March 2009, the Company issued a $60,000 Convertible Debenture that matures in May 2011 in exchange for outstanding accounts payable. The Debenture bears interest at a rate of 10% and will be convertible into 600,000 of the Company’s common stock, at a conversion rate of $.10 per share. Interest will also be converted into common stock at the conversion rate of $.10 per share.

Convertible Debenture #30

In March 2009, the Company issued a $1,000,000 Convertible Debenture that matures in July 2011 in exchange for outstanding advances for marketing (See Note 5 above). The Debenture bears interest at a rate of 20% and will be convertible into 12,500,000 of the Company’s common stock, at a conversion rate of $.08 per share. Interest will also be converted into common stock at the conversion rate of $.08 per share.

GLOBAL INVESTOR SERVICES, INC.
(FORMERLY THERETIREMENTSOLUTION.COM, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009 AND 2008

7. CONVERTIBLE DEBENTURES (continued)

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

For the year ended March 31, 2009, the Company amortized $1,041,667 to current period operations as interest expense.

During the year ended March 31, 2009, the Company converted $3,333,334 in related party promissory notes and related interest into 14,300,000 shares of common stock.  In addition, $333,333 of the outstanding related party notes was forgiven.  The remaining balance ($1,333,333) were converted to modified promissory note(s) due May 15, 2011, bearing an interest rate of 8% per annum which are convertible into 13,333,333 shares of the Company’s common stock at a rate of $0.10 per share at anytime at the Holder’s option.

At March 31, 2009 and 2008, balances consisted of the following:

	March 31, 2009	March 31, 2008
Convertible debenture #1	$-	$100,000
Convertible debenture #2	50,000	50,000
Convertible debenture #3	-	100,000
Convertible debenture #4	50,000	50,000
Convertible debenture #5	-	125,000
Convertible debenture #6	100,000	100,000
Convertible debenture #7	-	50,000
Convertible debenture #8	-	150,000
Convertible debenture #9	-	200,000
Convertible debenture #10	-	200,000
Convertible debenture #11	-	50,000
Convertible debenture #12	-	25,000
Convertible debenture #13	-	25,000
Convertible debenture #14	-	50,000
Convertible debenture #15	-	25,000
Convertible debenture #16	-	250,000
Convertible debenture #17	25,000	50,000
Convertible debenture #18, net of unamortized debt discount of $22,618 and $32,333, respectively	27,382	17,667
Convertible debentures #19, net of unamortized debt discount of $75,678	274,322	-
Convertible debenture #20, converted	-	-
Convertible debenture #21, net of unamortized debt discount of $27,308	97,692	-
Convertible debenture #22, net of unamortized debt discount of $10,909	39,091	-
Convertible debenture #23, net of unamortized debt discount of $32,770	117,230	-
Convertible debenture #24, net of unamortized debt discount of $43,693	156,307	-
Convertible debenture #25, net of unamortized debt discount of $10,923	39,077	-
Convertible debenture #26, net of unamortized debt discount of $10,923	39,077	-
Convertible debenture #27, net of unamortized debt discount of $5,462	19,538	-
Convertible debenture #28, net of unamortized debt discount of $127,767	122,233	-

GLOBAL INVESTOR SERVICES, INC.
(FORMERLY THERETIREMENTSOLUTION.COM, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009 AND 2008

7. CONVERTIBLE DEBENTURES (continued)

	March 31, 2009	March 31, 2008
Convertible debenture #29	60,000	-
Convertible debenture #30	1,000,000	-
Convertible promissory notes, net of unamortized debt discount of $-0 and $1,041,667, respectively, related party	1,333,333	3,958,333
Total	3,550,282	5,576,000
Less: current portion	(200,000)	(1,600,000)
Long term portion	$2,016,949	$17,667
Long term portion, related party	$1,333,333	$3,958,333

8. RELATED PARTY TRANSACTIONS

The Company had advanced funds to two related parties. The advances were non-interest bearing and have no repayment terms. The related parties consist of two corporations related to the Company through common ownership. At March 31, 2008, due from related parties balance was $147,600. The advances were secured by common stock of the company controlled by the related party. At March 31, 2009, the balance of $147,600 was offset against services rendered during the year and charged to current period operations. At March 31, 2009 and 2008, due to related party was $130,701 and $158,789, respectively.

In addition, as described in note 7 above, the Company issued an aggregate of $5,000,000 in convertible promissory notes in connection with the acquisition of ITT and Razor during the year ended March 31, 2008.  As of March 31, 2009, the outstanding balance was $1,333,333. The noteholders are current employees of the Company’s consolidated group.

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

The minimum future lease rentals under this agreement are as follows:

Period Ending March 31,
2010	$159,036
2011	53,012
2012	-
$212,048

In March 2008, the Company entered into a lease agreement for office space under a sublease agreement (“sublease”). Under the sublease, minimum monthly lease payments of $18,210 are required with payments escalating annually through September 30, 2010. The first payment began April 15, 2008.

GLOBAL INVESTOR SERVICES, INC.
(FORMERLY THERETIREMENTSOLUTION.COM, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009 AND 2008

9. OPERATING LEASE COMMITMENTS (continued)

The future minimum lease rentals under this sublease are as follows:

Period Ending March 31,
2010	$227,252
2011	115,914
2012	-
$343,166

The rent expense for all leases for the year ended March 31, 2009 and 2008 was $396,771 and $159,481, respectively.

10.  CAPITAL STOCK

Subscription

During the year ended March 31, 2009, the Company received a preferred stock subscription for 62,500 shares of Series B convertible preferred stock for $500,000, subject to approval of the shareholders of the Company.

The Company is obligated to issue 6,250,000 shares of its common stock should the Company is unable to issue the preferred stock and therefore the subscription received is considered an equity financing transaction.

GLOBAL INVESTOR SERVICES, INC.
(FORMERLY THERETIREMENTSOLUTION.COM, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009 AND 2008

10.  CAPITAL STOCK (continued)

Common stock

The Company is authorized to issue 700,000,000 shares of common stock with par value $.001 per share. As of March 31, 2009, the Company had 312,214,800 shares of common stock issued and outstanding.

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

In January 2009, the Company issued an aggregate of 1,555,556 shares of its common stock in exchange for services rendered.

In January 2009, the Company issued an aggregate of 2,625,000 shares of its common stock in exchange for compensation.

In February 2009, the Company issued an aggregate of 11,607,471 shares of its common stock in exchange for compensation.

In February 2009, the Company issued an aggregate of 5,000,000 shares of its common stock for deferred compensation.

In March 2009, the Company issued an aggregate of 791,806 shares of its common stock in exchange for services rendered.

In March 2009, the Company issued an aggregate of 1,092,274 shares of its common stock in exchange for accrued interest on convertible debentures.

In March 2009, the Company issued an aggregate of 1,100,000 shares of its common stock in exchange for outstanding accounts payable.

In March 2009, the Company issued an aggregate of 5,050,000 shares of its common stock for deferred compensation.

In March 2009, the Company issued 14,300,000 shares of its common stock in settlement of convertible debentures and accrued interest.

GLOBAL INVESTOR SERVICES, INC.
(FORMERLY THERETIREMENTSOLUTION.COM, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009 AND 2008

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

The Company may be subject to legal proceedings and claims which arise in the ordinary course of its business. Although occasional adverse decisions or settlements may occur, the Company believes that the final disposition of such matters should not have a material adverse effect on its financial position, results of operations or liquidity. The Company had no pending legal proceedings or claims as of March 31, 2009.

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

12. LOSS PER COMMON SHARE

The following table presents the computation of basic and diluted loss per share for the year ended March 31, 2009 and 2008:

	March 31, 2009	March 31, 2008
Net loss available for common shareholders	$36,014,372	$(7,374,409)
Loss per share (basic and assuming dilution)	$(0.14)	$(0.04)

Weighted average common shares outstanding
Basic	260,533,573	166,722,981
Fully diluted	260,533,573	166,722,981

Fully-diluted weighted-average common shares outstanding are not utilized in the calculation of loss per common share as the effect would be anti-dilutive, decreasing the reported loss per common share.

GLOBAL INVESTOR SERVICES, INC.
(FORMERLY THERETIREMENTSOLUTION.COM, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009 AND 2008

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

At March 31, 2009 the Company has available for federal income tax purposes a net operating loss carryforward of approximately $49,400,000 expiring in the year 2029, that may be used to offset future taxable income. The Company has provided a valuation reserve against the full amount of the net operating loss benefit, since in the opinion of management based upon the earnings history of the Company; it is more likely than not that the benefits will not be realized. Due to significant changes in the Company's ownership, the future use of its existing net operating losses may be limited. Components of deferred tax assets as of March 31, 2009 are as follows:

Noncurrent:
Net operating loss carryforward	$16,800,000
Valuation allowance	(16,800,000)
Net deferred tax asset	$-

The total provision differs from the amount that would be obtained by applying the federal statutory rate of 34% to income before income taxes, as follows:

Expected tax provision (benefit)	$(16,800,000)
Effect of:
State income taxes, net of federal benefit	-
Net operating loss carryforward	7,000,000
Increase in valuation allowance	9,800,000
Graduated rates	-
$16,800,000

14. STOCK OPTIONS AND WARRANTS

Employee Stock Options

The following table summarizes the changes in employee stock options outstanding and the related prices for the shares of the Company’s common stock issued to employees of the Company under a non-qualified employee stock option plan at March 31, 2009:

	Options Outstanding			Options Exercisable
			Weighted		Weighted
		Weighted	Average		Average
		Average	Exercise		Exercise
Range of	Number of	Remaining	Price of	Number of	Price of
Exercise	Shares	Contractual	Outstanding	Shares	Exercisable
Prices	Outstanding	Life (Years)	Options	Exercisable	Options

$0.25	1,330,490	0.29	$0.25	1,330,490	$0.25
$0.41	6,000,000	7.79	0.41	5,687,500	$0.41
$0.42	1,500,000	7.86	0.42	1,500,000	$0.42
	8,830,490	6.95	$0.39	8,517,990	$0.38

GLOBAL INVESTOR SERVICES, INC.
(FORMERLY THERETIREMENTSOLUTION.COM, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009 AND 2008

14. STOCK OPTIONS AND WARRANTS (continued)

Transactions involving stock options issued to employees are summarized as follows:

Weighted
Average
	Number of	Exercise
	Shares	Price

Options outstanding at March 31, 2007	8,830,490	$0.388
Granted	-	-
Exercised	-	-
Cancelled or expired	-	-
Options outstanding at March 31, 2008	8,830,490	0.388
Granted	-	-
Exercised	-	-
Cancelled or expired	-	-
Options outstanding at March 31, 2009	8,830,490	$0.388

For the year ended March 31, 2009 and 2008, the Company did not grant stock options to employees and consultants. The fair value of options granted in previous years vesting during the year ended March 31, 2009 and 2008 of $785,425 and $824,400 was recorded as a current period charge to earnings.

Non-Employee Stock Options

The following table summarizes the changes in options outstanding and the related prices for the shares of the Company’s common stock issued to consultants and non-employees of the Company at March 31, 2009:

	Options Outstanding			Options Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
Exercise	Number	Contractual	Exercise	Number of	Exercise
Prices	Outstanding	Life (Years)	Price	Exercisable	Price
$0.145	500,000	4.20	$0.145	-	$0.145
$0.22	300,000	6.75	0.22	300,000	0.22
$0.25	2,469,135	2.29	0.25	2,469,135	0.25
$0.33	20,000	0.74	0.33	20,000	0.33
$0.42	500,000	1.11	0.42	500,000	0.42
	3,789,135	2.74	$0.26	3,289,135	$0.29

GLOBAL INVESTOR SERVICES, INC.
(FORMERLY THERETIREMENTSOLUTION.COM, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009 AND 2008

14. STOCK OPTIONS AND WARRANTS (continued)

Transactions involving stock options issued to consultants and non-employees are summarized as follows:

		Weighted
		Average
	Number of	Price
	Shares	Per Share

Options outstanding at March 31, 2007	5,458,270	$0.266
Granted	2,000,000	0.22
Exercised	-	-
Cancelled or expired	(2,469,135)	(0.25)
Options outstanding at March 31, 2008	4,989,135	0.29
Granted	500,000	0.145
Exercised	-	-
Cancelled or expired	(1,700,000)	(0.22)
Options outstanding at March 31, 2009	3,789,135	$0.26

During the year ended March 31, 2008, the Company granted 2,000,000 non-employee stock options with an exercise price of $0.22 expiring approximately eight years from issuance. The fair value of the vested amounts (determined as described below) of $65,880 was charged to current period earnings. During the year ended March 31, 2009, the Company canceled certain remaining non vested options previously granted.

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

(a)         the expected option life is based on contractual expiration dates

During the year ended March 31, 2009, the Company granted 500,000 non-employee stock options with an exercise price of $0.145 in one year and expiring approximately five years from issuance. The fair value of the vested amounts will be determined and charged to current period earnings at the time of vesting.

GLOBAL INVESTOR SERVICES, INC.
(FORMERLY THERETIREMENTSOLUTION.COM, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009 AND 2008

14. STOCK OPTIONS AND WARRANTS (continued)

Warrants

The following table summarizes the changes in warrants outstanding and the related prices for the shares of the Company’s common stock issued to shareholders at March 31, 2009:

	Warrants Outstanding			Warrants Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
Exercise	Number	Contractual	Exercise	Number	Exercise
Price	Outstanding	Life (Years)	Price	Exercisable	Price

$0.01	1,000,000	4.80	$0.01	1,000,000	$0.01
$0.22	195,000	1.10	$0.22	195,000	$0.22
$0.50	3,602,500	1.08	$0.50	3,602,500	$0.50
Total	4,797,500	1.86	0.39	4,797,500	0.39

Transactions involving the Company’s warrant issuance are summarized as follows:

		Average
	Number of	Price
	Shares	Per Share

Warrants outstanding at March 31, 2007	1,750,000	$0.50
Granted	2,047,500	0.48
Exercised	-	-
Cancelled or expired	-	-
Warrants outstanding at March 31, 2008	3,797,500	0.49
Granted	1,000,000	0.01
Exercised	-	-
Cancelled or expired	-	-
Warrants outstanding at March 31, 2009	4,797,500	$0.39

Warrants granted during the year ended March 31, 2008, totaling 952,500 were issued in connection with the private placement of the Company’s common stock. The warrants are exercisable until three years after the date of issuance at a purchase price of $0.50 per share.

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

Warrants granted during the year ended March 31, 2009 totaling 1,000,000 were issued in connection with promissory note payable.  The warrants are exercisable until five years after the date of issuance at a purchase price of $0.01 per share.  The fair value of the warrants at the date of issuance was determined using the Black-Scholes Option Pricing Method with the following assumptions: dividend yield: -0-%; volatility: 138.87%, risk free interest rate: 1.48%

GLOBAL INVESTOR SERVICES, INC.
(FORMERLY THERETIREMENTSOLUTION.COM, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009 AND 2008

15.  FAIR VALUE MEASUREMENT

The Company adopted the provisions of SFAS No. 157, “Fair Value Measurements” on January 1, 2008. SFAS No. 157 defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities required or permitted to be recorded at fair value, the Company considers the principal or most advantageous market in which it would transact and considers assumptions that market participants would use when pricing the asset or liability, such as inherent risk, transfer restrictions, and risk of nonperformance. SFAS No. 157 establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. SFAS No. 157 establishes three levels of inputs that may be used to measure fair value:

Level 1 - Quoted prices in active markets for identical assets or liabilities.

Level 2 - Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets with insufficient volume or infrequent transactions (less active markets); or model-derived valuations in which all significant inputs are observable or can be derived principally from or corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3 - Unobservable inputs to the valuation methodology that are significant to the measurement of fair value of assets or liabilities.

To the extent that valuation is based on models or inputs that are less observable or unobservable in the market, the determination of fair value requires more judgment. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, for disclosure purposes, the level in the fair value hierarchy within which the fair value measurement is disclosed and is determined based on the lowest level input that is significant to the fair value measurement.

Upon adoption of SFAS No. 157, there was no cumulative effect adjustment to beginning retained earnings and no impact on the consolidated financial statements.

The carrying value of the Company’s cash and cash equivalents, accounts receivable, accounts payable, short-term borrowings (Including convertible notes payable), and other current assets and liabilities approximate fair value because of their short-term maturity.

Items recorded or measured at fair value on a recurring basis in the accompanying consolidated financial statements consisted of the following items as of March 31, 2009:

The following table sets forth the Company’s short investments as of March 31, 2009 which are measured at fair value on a recurring basis by level within the fair value hierarchy.  As required by SFAS No. 157, these are classified based on the lowest level of input that is significant to the fair value measurement:

	Quoted Prices in Active Markets for Identical Instruments Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Assets at fair Value
Assets:
Cash	$75,259	$-	$-	$75,259
Other current assets	1,432	-	-	1,432
Liabilities:
Long term convertible debentures	-	-	(3,413,733)	(3,413,733)

Total	$76,691	$-	$(3,413,733)	$(3,337,042)

At March 31, 2009, the fair values of the convertible debentures were determined at a net discount rate of 2% per annum for the terms of the notes.

GLOBAL INVESTOR SERVICES, INC.
(FORMERLY THERETIREMENTSOLUTION.COM, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009 AND 2008

16. GOING CONCERN MATTERS

The Company’s consolidated financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred significant losses which have resulted in an accumulated deficit of $49,685,000 at March 31, 2009 which raises substantial doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty.

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

17.           SUBSEQUENT EVENTS

Issuance of common stock

On April 13 2009 the Company issued 200,000 shares of S8 registered, unrestricted common stock for payment for consulting and legal services.

On May 5 2009 the company issued 400,000 shares of S8 registered, unrestricted common stock in payment for consulting services.

On June 12 2009 the Company issued 200,000 shares of S8 registered, unrestricted in payment for financial consulting service, and 500,000 restricted common stock for legal services.

On April 15 2009, the company issued 1,500,000 shares to Zava LLC in respect to outstanding dues of $45,000

On April 16 2009, the company issued 300,000 shares to Gregory Thoennes as a retention bonus.