Form 10-Q
period 2009-06-30
Global Investor Services, Inc.
filed 2009-08-14
CIK 862651

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
 (Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐ No ☒

As of August 14, 2009, there were 320,539,800 shares of common stock, par value $.001 per share, outstanding.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

GLOBAL INVESTOR SERVICES, INC.
(FORMERLY THERETIREMENTSOLUTION.COM, INC.)
FORM 10-Q
QUARTERLY PERIOD ENDED JUNE 30, 2009
TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

GLOBAL INVESTOR SERVICES, INC.
(FORMERLY THERETIREMENT SOLUTION.COM, INC.)
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	March 31,
	2009	2009
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$53,248	$75,259
Deferred costs	15,631	17,373
Employee advances	7,200	6,550
Other current assets	1,480	1,432
Total current assets	77,559	100,614

Property, plant and equipment, net of accumulated depreciation of $1,133,644 and $940,754 as of June 30, 2009 and March 31, 2009, respectively	1,814,135	2,007,025

Other assets:
Capitalized finance costs, net of amortization of $289,915 and $233,134 as of June 30, 2009 and March 31, 2009, respectively	11,180	67,962
Deposits	18,210	85,927
Customers list, net of accumulated amortization of $242,933 and $201,187 as of June 30, 2009 and March 31, 2009, respectively	256,814	298,460

Total assets	$2,177,898	$2,559,988

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$1,693,340	$1,271,211
Deferred revenue	63,969	108,048
Due to related party	286,814	130,701
Advances payable	199,474	199,474
Convertible debentures, current portion	200,000	200,000
Notes payable, current portion	382,085	382,085
Total current liabilities	2,825,682	2,291,519

Long term debt:
Convertible debentures, long term portion	2,060,906	2,016,949
Convertible debentures, long term portion-related party	1,333,333	1,333,333

Total liabilities	6,219,921	5,641,801

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, par value $0.001; 700,000,000 shares authorized; 315,314,800 and 312,214,800 issued and outstanding as of June 30, 2009 and March 31, 2009, respectively	315,315	312,215
Additional paid in capital	42,358,879	42,071,980
Subscription received	500,000	500,000
Common shares to be issued	4,696,878	4,696,878
Deferred compensation	(724,903)	(977,886)
Accumulated deficit	(51,188,192)	(49,685,000)
Total stockholders' equity (deficit)	(4,042,023)	(3,081,813)

Total liabilities and (deficiency in) stockholders' equity	$2,177,898	$2,559,988

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

GLOBAL INVESTOR SERVICES, INC.
(FORMERLY THERETIREMENT SOLUTION.COM, INC.)
CONDENSED CONSOLIDATED STATEMENT OF LOSSES
(unaudited)

	Three months ended June 30,
	2009	2008
Revenue, net:
Subscription revenue	$234,001	$607,143
Training revenue	41,581	313,214
Services and other	-	4,500
Total revenue	275,582	924,857

Cost of revenue	257,929	825,014

Gross profit	17,653	99,843

Operating costs:
Selling, general and administrative	1,050,144	1,798,277
Depreciation and amortization	234,535	234,535
Total operating expenses	1,284,679	2,032,812

Net loss from operations	(1,267,026)	(1,932,969)

Other income (expense):
Interest, net	(236,214)	(512,914)
Other	48	4,016

Net loss before provision for income taxes	(1,503,192)	(2,441,867)

Income taxes (benefit)	-	-

NET LOSS	$(1,503,192)	$(2,441,867)

Loss per common share-basic and assuming fully diluted	$(0.00)	$(0.01)

Weighted average number of common shares outstanding-basic and assuming fully diluted	314,509,305	244,129,180

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

GLOBAL INVESTOR SERVICES, INC.
(FORMERLY THERETIREMENT SOLUTION.COM, INC.)
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(unaudited)

	Three months ended June 30,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,503,192)	$(2,441,867)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	234,535	234,534
Common stock issued for services rendered	68,000	1,070,000
Beneficial conversion features in connection with the issuance of convertible debentures	43,957	353,775
Fair value of vested options issued for services rendered	172,299	206,100
Amortization of financing costs	56,782	-
Amortization of deferred compensation	252,983	10,397
(Increase) decrease in:
Accounts receivable	-	584,913
Unbilled revenue	-	288,459
Deferred costs	1,742	40,921
Employee advances	(650)	(58,500)
Due from related party	-	-
Other assets	67,669	(12,024)
Increase (decrease) in:
Accounts payable and accrued liabilities	471,830	(162,177)
Deferred revenue	(44,079)	(207,384)
Net cash used in operating activities:	(178,124)	(92,853)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash provided by (used in) investing activities:	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of notes payable, related party	-	300,000
Proceeds (repayments) of related party advances, net	156,113	(83,213)
Net cash provided by financing activities	156,113	216,787

Net (decrease) increase in cash and cash equivalents	(22,011)	123,934
Cash and cash equivalents-beginning of period	75,259	179,829
Cash and cash equivalents-end of period	$53,248	$303,763

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$-	$-
Income taxes	$-	$-

Common stock issued for services rendered	$68,000	$1,070,000
Beneficial conversion feature attributable to convertible debentures	$43,957	$353,775
Fair value of vested options issued for services rendered	$172,299	$206,100
Common stock issued for in settlement of outstanding payables	$49,700	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

GLOBAL INVESTOR SERVICES, INC.
(FORMERLY THERETIREMENT SOLUTION.COM, INC.)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A summary of the significant accounting policies applied in the preparation of the accompanying financial statements follows:

General

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. However, the results from operations for the three months ended June 30, 2009, are not necessarily indicative of the results that may be expected for the year ended March 31, 2010. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated March 31, 2009 financial statements and footnotes thereto included in the Company's Form 10-K filed with the Securities and Exchange Commission (the “SEC”).

Business and basis of Presentation

Global Investor Services, Inc. (the "Company") was incorporated on August 10, 2005 under the laws of the State of Nevada. On September 16, 2006, the Company changed its name to TheRetirementSolution.Com, Inc. and on October 1, 2008 to Global Investor Services, Inc. The Company currently markets directly and through its marketing partners as well as online, certain investor products and services that provide financial and educational information to its prospective customers and to its subscribers. During the year ended March 31, 2008, the Company transitioned from a development stage enterprise to an operating company. While the Company has generated revenues from its sale of products, the Company has incurred expenses, and sustained losses. Consequently, its operations are subject to all risks inherent in the establishment of a new business enterprise. As of June 30, 2009, the Company has accumulated losses of $51,188,192.

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

The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Voxpath Holdings, Inc., ITT and Razor. All significant inter-company transactions and balances have been eliminated in consolidation.

GLOBAL INVESTOR SERVICES, INC.
(FORMERLY THERETIREMENT SOLUTION.COM, INC.)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009

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

The promissory notes bear interest at 6% per annum, mature on April 15, 2009 and convert, at the holders’ option, at a conversion price of $0.25 per share (Refer Note 7).

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

The promissory notes bear interest at 6% per annum, mature on April 15, 2009 and convert, at the holders’ option, at a conversion price of $0.25 per share (Refer Note 7).

GLOBAL INVESTOR SERVICES, INC.
(FORMERLY THERETIREMENT SOLUTION.COM, INC.)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Acquisition of Razor (continued)

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

GLOBAL INVESTOR SERVICES, INC.
(FORMERLY THERETIREMENT SOLUTION.COM, INC.)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Revenue Recognition (continued)

Revenue arises from subscriptions to the websites/software, workshops, online workshops and training and coaching/counseling services where the payments are received before the service has been rendered. Beginning January 1, 2009, the company changed its marketing strategy such that the company no longer collects revenues in advance of rendering services.  Instead, for all new customers, a monthly subscription fee is received for access to the online training and courses and website/data during a given month.  As all the products and services are delivered during the month, the revenues are recognized in the month it is delivered.   All revenues collected in prior periods from the legacy marketing strategy are deferred and recognized as per the existing revenue recognition policy. Additionally, any revenues from services such as coaching/counseling that are sold in advance of delivery will be deferred using the existing revenue recognition policy. Thus we have two distinct revenue models that were used during FY 2009 and revenue under either model will be recognized under its appropriate model. The company reserves the option to operate under either model as the business environment dictates.

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

As of June 30, 2009 and March 31, 2009, the Company’s deferred revenue was $63,969 and $108,048, respectively

GLOBAL INVESTOR SERVICES, INC.
(FORMERLY THERETIREMENT SOLUTION.COM, INC.)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009

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

Advertising Costs

The Company expenses advertising costs as incurred. Advertising expense was $20,231 and $5,970 for the three months period ended June 30, 2009 and 2008, respectively.

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

Research and Development

The Company accounts for research and development costs in accordance with the Financial Accounting Standards Board’s Statement of Financial Accounting Standards No. 2 (“SFAS 2”), “Accounting for Research and Development Costs.” Under SFAS 2, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and developments costs are expensed when the contracted work has been performed or as milestone results have been achieved. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred. For the three month period ended June 30, 2009 and 2008, the Company’s expenditures on research and product development were immaterial.

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

GLOBAL INVESTOR SERVICES, INC.
(FORMERLY THERETIREMENT SOLUTION.COM, INC.)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Intangible Assets and Goodwill (continued)

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

Total identifiable intangible assets acquired in the acquisition of ITT and Razor and their carrying values at June 30, 2009 are:

	Gross Carrying Amount	Accumulated Amortization	Net	Residual Value	Weighted average Amortization Period (Years)
Amortized Identifiable intangible assets:
Customer/subscriber lists-Razor	$499,747	$(242,933)	$256,814	$-0-	3
Software license-Razor	1,244,000	(302,361)	941,639	-0-	6
Software ITT	1,676,000	(814,722)	861,278	-0-	3
Unamortized Identifiable Assets	NONE
Total	$3,419,747	$(1,360,016)	$2,059,731	$-0-

Total amortization expense charged to operations for the three month periods ended June 30, 2009 and 2008 was $233,145 and $233,146, respectively. Estimated amortization expense is as follows:

Year ended March 31,
2010	$699,437
2011	781,488
2012	207,333
2013	207,333
2014 and after	164,140
Total	$2,059,731

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

GLOBAL INVESTOR SERVICES, INC.
(FORMERLY THERETIREMENT SOLUTION.COM, INC.)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009

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

Fair value of financial instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of June 30, 2009 and March 31, 2009. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash and accounts payable. Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

Concentrations of Credit Risk

Financial instruments and related items which potentially subject the Company to concentrations of credit risk consist primarily of cash, cash equivalents and trade receivables. The Company places its cash and temporary cash investments with credit quality institutions. At times, such investments may be in excess of the FDIC insurance limit. The Company periodically reviews its trade receivables in determining its allowance for doubtful accounts. There were no trade receivables as of June 30, 2009 and March 31, 2009.

Website Development Costs

The Company recognizes website development costs in accordance with Emerging Issue Task Force ("EITF") No. 00-02, "Accounting for Website Development Costs." As such, the Company expenses all costs incurred that relate to the planning and post implementation phases of development of its website. Direct costs incurred in the development phase are capitalized and recognized over the estimated useful life. Costs associated with repair or maintenance for the website are included in cost of net revenues in the current period expenses. During the three month period ended June 30, 2009 and 2008, the Company did not capitalize any costs associated with the website development.

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

GLOBAL INVESTOR SERVICES, INC.
(FORMERLY THERETIREMENT SOLUTION.COM, INC.)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009

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

For the three month periods ended June 30, 2009 and 2008, the Company did not grant stock options to employees. The fair value of options granted in previous years vesting during the three month periods ended June 30, 2009 and 2008 of $157,638 and $206,100 respectively was recorded as a current period charge to earnings.

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

GLOBAL INVESTOR SERVICES, INC.
(FORMERLY THERETIREMENT SOLUTION.COM, INC.)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Liquidity

As shown in the accompanying unaudited condensed consolidated financial statements, the Company incurred a net loss of $1,503,192 for the three month period ended June 30, 2009. The Company's current liabilities exceeded its current assets by $2,748,123 as of June 30, 2009.

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

GLOBAL INVESTOR SERVICES, INC.
(FORMERLY THERETIREMENT SOLUTION.COM, INC.)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141(R), "Business Combinations" ("SFAS No. 141(R)"), which establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in an acquiree, including the recognition and measurement of goodwill acquired in a business combination. SFAS No. 141R is effective as of the beginning of the first fiscal year beginning on or after December 15, 2008. Earlier adoption is prohibited. The Company did not have a material impact with the adoption of SFAS No. 141R in 2009 on its consolidated financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interest in Consolidated Financial Statements, an amendment of ARB No. 51” (“SFAS No. 160”), which will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity within the consolidated balance sheets. SFAS No. 160 is effective as of the beginning of the first fiscal year beginning on or after December 15, 2008. Earlier adoption is prohibited. The Company did not have a material impact with the adoption of SFAS No. 160 in 2009 on its consolidated financial position, results of operations or cash flows.

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

EITF 07-1 will be effective for fiscal years beginning after December 15, 2008, which will be the Company’s fiscal year 2009, and will be applied as a change in accounting principle retrospectively for all collaborative arrangements existing as of the effective date. The Company did not have a material impact with the adoption of EITF 07-1 in 2009 on its consolidated financial position, results of operations or cash flows.

In June 2008, the FASB ratified the consensus on Emerging Issues Task Force (EITF) Issue 07-5, “Determining whether an Instrument (or Embedded Feature) is indexed to an Entity’s Own Stock.” This issue addresses whether an instrument (or an embedded feature) is indexed to an entity’s own stock, which is the first part of the scope exception in paragraph 11(a) of SFAS No. 133, for purposes of determining whether the instrument should be classified as an equity instrument or accounted for as a derivative instrument. The provisions of EITF Issue No. 07-5 are effective for financial statements issued for fiscal years beginning after December 15, 2008 and will be applied retrospectively through a cumulative effect adjustment to retained earnings for outstanding instruments as of that date. The Company did not have a material impact with the adoption of EITF Issue 07-5 in 2009 on its consolidated financial position, results of operations or cash flows.

GLOBAL INVESTOR SERVICES, INC.
(FORMERLY THERETIREMENT SOLUTION.COM, INC.)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent Accounting Pronouncements (continued)

In March 2008, the FASB” issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities - an amendment to FASB Statement No. 133” (“SFAS No. 161”).  SFAS No. 161 is intended to improve financial standards for derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance, and cash flows.  Entities are required to provide enhanced disclosures about: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows.  It is effective for financial statements issued for fiscal years beginning after November 15, 2008, with early adoption encouraged.  The Company did not have a material impact with the adoption of SFAS No. 161 in 2009 on its consolidated financial position, results of operations or cash flows

In April 2008, the FASB issued FSP No. FAS 142-3,“Determination of the Useful Life of Intangible Assets”. This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets”.  The Company is required to adopt FSP 142-3 on January 1, 2009, earlier adoption is prohibited.  The guidance in FSP 142-3 for determining the useful life of a recognized intangible asset shall be applied prospectively to intangible assets acquired after adoption, and the disclosure requirements shall be applied prospectively to all intangible assets recognized as of, and subsequent to, adoption. The Company did not have a material impact with the adoption of FSP No. FAS 142-3 in 2009 on its consolidated financial position, results of operations or cash flows

In May 2008, the FASB issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles" ("SFAS No. 162").  SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (the GAAP hierarchy).  SFAS No. 162 will become effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board amendments to AU Section 411, "The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles."  The Company does not expect the adoption of SFAS No. 162 to have a material effect on its consolidated financial position, results of operations or cash flows.

In May 2008, the FASB issued FSP Accounting Principles Board ("APB") 14-1 "Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) " ("FSP APB 14-1").  FSP APB 14-1 requires the issuer of certain convertible debt instruments that may be settled in cash (or other assets) on conversion to separately account for the liability (debt) and equity (conversion option) components of the instrument in a manner that reflects the issuer's non-convertible debt borrowing rate.  FSP APB 14-1 is effective for fiscal years beginning after December 15, 2008 on a retroactive basis. The Company did not have a material impact with the adoption of FSP Accounting Principles Board in 2009 on its consolidated financial position, results of operations or cash flows

GLOBAL INVESTOR SERVICES, INC.
(FORMERLY THERETIREMENT SOLUTION.COM, INC.)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent Accounting Pronouncements (continued)

In May 2008, the FASB issued FASB Statement No. 163, “Accounting for Financial Guarantee Insurance Contracts”, which clarifies how FASB Statement No. 60, “Accounting and Reporting by Insurance Enterprises”, applies to financial guarantee insurance contracts issued by insurance enterprises.    The standard is effective for financial statements issued for fiscal years beginning after December 15, 2008, including interim periods in that year. The Company did not have a material impact with the adoption of SFAS No. 163 in 2009 on its consolidated financial position, results of operations or cash flows.

In June 2008, the FASB issued FSP Emerging Issues Task Force (EITF) No. 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” Under the FSP, unvested share-based payment awards that contain rights to receive non-forfeitable dividends (whether paid or unpaid) are participating securities, and should be included in the two-class method of computing EPS. The FSP is effective for fiscal years beginning after December 15, 2008, and interim periods within those years. The Company did not have a material impact with the adoption of EITF No, 03-6-1 in 2009 on its consolidated financial position, results of operations or cash flows. The Company does not expect the adoption of FSP EITF No. 03-6-1 to have a material effect on its consolidated financial position, results of operations or cash flows.

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

GLOBAL INVESTOR SERVICES, INC.
(FORMERLY THERETIREMENT SOLUTION.COM, INC.)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009

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

In May 2009, the FASB issued SFAS No. 165, Subsequent Events (“SFAS No. 165”). SFAS No. 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, that is, whether that date represents the date the financial statements were issued or were available to be issued. SFAS No. 165 is effective for interim or annual financial periods ending after June 15, 2009. The Company did not have a material impact with the adoption of SFAS No. 165 in 2009 on its consolidated financial position, results of operations or cash flows.

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

GLOBAL INVESTOR SERVICES, INC.
(FORMERLY THERETIREMENT SOLUTION.COM, INC.)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent Accounting Pronouncements (continued)

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

2. PROPERTY AND EQUIPMENT

The Company’s property and equipment at June 30, 2009 and March 31, 2009 consist of the following:

	June 30, 2009	March 31, 2009
Software	$2,920,000	$2,920,000
Computer equipment	4,211	4,211
Office equipment	23,568	23,568
	2,947,779	2,947,779
Less accumulated depreciation	(1,133,644)	(940,754)
	$1,814,135	$2,007,025

Depreciation and amortization expense charged to operations amounted to $192,890 and $192,889 for the three month periods ended June 30, 2009 and 2008, respectively.

3. CUSTOMERS LIST

The Company’s customers list at June 30, 2009 and March 31, 2009 consist of the following:

	June 30, 2009	March 31, 2009
Customers list	$499,747	$499,747
Less accumulated amortization	(242,933)	(201,287)
	$256,814	$298,460

The Company recorded amortization expense for the three month period ended June 30, 2009 and 2008 of $41,646 and $41,645, respectively.

GLOBAL INVESTOR SERVICES, INC.
(FORMERLY THERETIREMENT SOLUTION.COM, INC.)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009

4. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities consisted of the following at June 30, 2009 and March 31, 2009:

	June 30, 2009	March 31, 2009
Accounts payable	$768,955	$682,808
Accrued consulting payable	29,998	10,949
Accrued interest payable	288,020	152,676
Accrued payroll taxes	4,807	8,555
Accrued salaries and wages	601,560	416,222
	$1,693,340	$1,271,210

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

A summary of notes payable at June 30, 2009 and March 31, 2009 are as follows:

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

GLOBAL INVESTOR SERVICES, INC.
(FORMERLY THERETIREMENT SOLUTION.COM, INC.)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009

6. NOTES PAYABLE (continued)

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

In connection with the issuance of the promissory note payable, the Company issued warrants to purchase its common stock at $0.01 per share for five years. The fair value of the warrants of $101,183 is amortized ratably of the term of the promissory note. During the three month period ended June 30, 2009, the Company had charged to current period operations $50,871 as amortization of financing costs. The fair value of the warrants were determined using the Black Scholes Option Pricing Model based on the following assumptions: Dividend yield: -0-%; Volatility: 138.87%; Risk free rate: 1.48%; Term: 5 years.

At June 30, 2009 and March 31, 2009, balances consist of the following:

	June 30, 2009	March 31, 2009
Convertible promissory note	$182,085	$182,085
Note payable to related party	200,000	200,000
	382,085	382,085
Less: current portion	(382,085)	(382,085)
Long-term debt	$-	$-

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

GLOBAL INVESTOR SERVICES, INC.
(FORMERLY THERETIREMENT SOLUTION.COM, INC.)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009

7. CONVERTIBLE DEBENTURES (continued)

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

Convertible Debenture #4

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

Convertible Debenture #5

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

GLOBAL INVESTOR SERVICES, INC.
(FORMERLY THERETIREMENT SOLUTION.COM, INC.)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009

7. CONVERTIBLE DEBENTURES (continued)

Convertible Debenture #5 (continued)

In connection with the issuance of the convertible debenture, the Company issued 100,000 shares of common stock. The common stock was valued at the date of the related convertible debenture.

The total debt discount attributed to the beneficial conversion feature of $32,333 is charged operations ratably over the note term as interest expense.

For the three month periods ended June 30, 2009 and 2008, the Company amortized $2,687 and $1,624 to current period operations as interest expense, respectively.

Convertible Debentures #6

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

For the three month periods ended June 30, 2009 and 2008, the Company amortized $8,990 and $5,434 to current period operations as interest expense, respectively.

Convertible Debenture #7

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

GLOBAL INVESTOR SERVICES, INC.
(FORMERLY THERETIREMENT SOLUTION.COM, INC.)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009

7. CONVERTIBLE DEBENTURES (continued)

Convertible Debenture #7 (continued

The total debt discount attributed to the beneficial conversion feature of $27,344 is charged operations ratably over the note term as interest expense.

For the three month period ended June 30, 2009, the Company amortized $3,270 to current period operations as interest expense.

Convertible Debenture #8

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

For the three month period ended June 30, 2009, the Company amortized $1,306 to current period operations as interest expense.

Convertible Debenture #9

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

For the three month period ended June 30, 2009, the Company amortized $3,924 to current period operations as interest expense

GLOBAL INVESTOR SERVICES, INC.
(FORMERLY THERETIREMENT SOLUTION.COM, INC.)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009

7. CONVERTIBLE DEBENTURES (continued)

Convertible Debenture #10

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

For the three month period ended June 30, 2009, the Company amortized $5,232 to current period operations as interest expense.

Convertible Debenture #11

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

For the three month period ended June 30, 2009, the Company amortized $1,308 to current period operations as interest expense

GLOBAL INVESTOR SERVICES, INC.
(FORMERLY THERETIREMENT SOLUTION.COM, INC.)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009

7. CONVERTIBLE DEBENTURES (continued)

Convertible Debenture #12

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

For the three month period ended June 30, 2009, the Company amortized $1,308 to current period operations as interest expense

  Convertible Debenture #13

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

For the three month period ended June 30, 2009, the Company amortized $654 to current period operations as interest expense

GLOBAL INVESTOR SERVICES, INC.
(FORMERLY THERETIREMENT SOLUTION.COM, INC.)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009

7. CONVERTIBLE DEBENTURES (continued)

Convertible Debenture #14

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

For the three month period ended June 30, 2009, the Company amortized $15,278 to current period operations as interest expense

Convertible Debenture #15

In March 2009, the Company issued a $60,000 Convertible Debenture that matures in May 2011 in exchange for outstanding accounts payable. The Debenture bears interest at a rate of 10% and will be convertible into 600,000 of the Company’s common stock, at a conversion rate of $.10 per share. Interest will also be converted into common stock at the conversion rate of $.10 per share.

Convertible Debenture #16

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

GLOBAL INVESTOR SERVICES, INC.
(FORMERLY THERETIREMENT SOLUTION.COM, INC.)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009

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

At June 30, 2009 and March 31, 2009, balances consisted of the following:

	June 30, 2009	March 31, 2009
Convertible debenture #1	50,000	50,000
Convertible debenture #2	50,000	50,000
Convertible debenture #3	100,000	100,000
Convertible debenture #4	25,000	50,000
Convertible debenture #5, net of unamortized debt discount of $19,931 and $22,618, respectively	30,069	27,382
Convertible debentures #6, net of unamortized debt discount of $66,687 and $75,678, respectively	283,313	274,322
Convertible debenture #7, net of unamortized debt discount of $24,038 and $27,308, respectively	100,962	97,692
Convertible debenture #8, net of unamortized debt discount of $9,603 and $10,909, respectively	40,397	39,091
Convertible debenture #9, net of unamortized debt discount of $28,846 and $32,770, respectively	121,154	117,230
Convertible debenture #10, net of unamortized debt discount of $38,461 and $43,693, respectively	161,539	156,307
Convertible debenture #11, net of unamortized debt discount of $9,616 and $10,923, respectively	40,384	39,077
Convertible debenture #12, net of unamortized debt discount of $9,616 and $10,923, respectively	40,384	39,077

GLOBAL INVESTOR SERVICES, INC.
(FORMERLY THERETIREMENT SOLUTION.COM, INC.)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009

7. CONVERTIBLE DEBENTURES (continued)

	June 30, 2009	March 31, 2009
Convertible debenture #13, net of unamortized debt discount of $4,808 and $5,462, respectively	20,192	19,538
Convertible debenture #14, net of unamortized debt discount of $112,488 and $127,767, respectively	137,512	122,233
Convertible debenture #15	60,000	60,000
Convertible debenture #16	1,000,000	1,000,000
Convertible promissory notes, net of unamortized debt discount of $-0 and $1,041,667, respectively, related party	1,333,333	1,333,333
Total	3,594,239	3,550,282
Less: current portion	(200,000)	(200,000)
Long term portion	$2,060,906	$2,016,949
Long term portion, related party	$1,333,333	$1,333,333

8. RELATED PARTY TRANSACTIONS

The Company is periodically advanced interest free operating funds from related parties and shareholders.  The advances are due on demand. At June 30, 2009 and March 31, 2009, due to related party was $286,814 and $130,701, respectively.

In addition, as described in note 7 above, the Company issued an aggregate of $5,000,000 in convertible promissory notes in connection with the acquisition of ITT and Razor during the year ended March 31, 2008.  As of June 30, 2009, the outstanding balance was $1,333,333. The noteholders are current employees of the Company’s consolidated group.

The Company is under a contract with a related party corporation whereby the related party provides marketing and promotional activity in exchange for 20% of gross revenue from sales of the related corporation’s products and services. Contained within the contract are a minimum number of subscribers the Company is required to maintain to ensure exclusivity.

9. OPERATING LEASE COMMITMENTS

In June 2007, the Company entered into a lease agreement for office space under an operating lease agreement (Agreement). Under the Agreement, minimum monthly lease payments of $11,267 (including utilities and operating expenses) are required, continuing on a month-to-month basis until July 29, 2010. The first payment began in July 2007. A security deposit in the amount of $33,800 is required to be maintained on deposit with the landlord and has been capitalized as an asset on the balance sheet. The unused portion of the security deposit will be returned to the Company, after expiration of the term of the lease and delivery to the landlord of possession of the premises in accordance with the provisions of the Agreement. As the June 30, 2009, the Company moved from the facility and accordingly recorded a change to current period operations the security deposit of $33,800.  See Note 16 below.

GLOBAL INVESTOR SERVICES, INC.
(FORMERLY THERETIREMENT SOLUTION.COM, INC.)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009

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
$343,166

The rent expense for all leases for the three month period ended June 30, 2009 and 2008 was $115,333 and $117,355, respectively.

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

Common stock

The Company is authorized to issue 700,000,000 shares of common stock with par value $.001 per share. As of June 30, 2009, the Company had 315,314,800 shares of common stock issued and outstanding.

In April 2009, the Company issued an aggregate of 400,000 shares of its common stock for services rendered.

In April 2009, the Company issued an aggregate of 1,600,000 shares of its common stock in exchange for outstanding accounts payable.

In May 2009, the Company issued an aggregate of 1,100,000 shares of its common stock for services rendered.

11. COMMITMENTS AND CONTINGENCIES

Employment and Consulting Agreements

The Company has consulting agreements with outside contractors to provide certain marketing and financial advisory services. The Agreements are generally for a term of 12 months from inception and renewable automatically from year to year unless either the Company or Consultant terminates such engagement by written notice.

GLOBAL INVESTOR SERVICES, INC.
(FORMERLY THERETIREMENT SOLUTION.COM, INC.)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009

11. COMMITMENTS AND CONTINGENCIES (continued)

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

The Company may be subject to legal proceedings and claims which arise in the ordinary course of its business. Although occasional adverse decisions or settlements may occur, the Company believes that the final disposition of such matters should not have a material adverse effect on its financial position, results of operations or liquidity. The Company had no pending legal proceedings or claims as of June 30, 2009.

12. LOSS PER COMMON SHARE

The following table presents the computation of basic and diluted loss per share for the three month period ended June 30, 2009 and 2008:

	Three months ended June 30, 2009	Three months ended June 30, 2008
Net loss available for common shareholders	$(1,503,192)	$(2,441,867)
Loss per share (basic and assuming dilution)	$(0.00)	$(0.01)

Weighted average common shares outstanding
Basic	314,509,305	244,129,180
Fully diluted	314,509,305	244,129,180

Fully-diluted weighted-average common shares outstanding are not utilized in the calculation of loss per common share as the effect would be anti-dilutive, decreasing the reported loss per common share.

GLOBAL INVESTOR SERVICES, INC.
(FORMERLY THERETIREMENT SOLUTION.COM, INC.)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009

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

At June 30, 2009 the Company has available for federal income tax purposes a net operating loss carryforward of approximately $51,000,000 expiring in the year 2026, that may be used to offset future taxable income. The Company has provided a valuation reserve against the full amount of the net operating loss benefit, since in the opinion of management based upon the earnings history of the Company; it is more likely than not that the benefits will not be realized. Due to significant changes in the Company's ownership, the future use of its existing net operating losses may be limited. Components of deferred tax assets as of June 30, 2009 are as follows:

Noncurrent:
Net operating loss carryforward	$17,850,000
Valuation allowance	(17,850,000)
Net deferred tax asset	$-

The total provision differs from the amount that would be obtained by applying the federal statutory rate of 34% to income before income taxes, as follows:

Expected tax provision (benefit)	$(17,850,000)
Effect of:
State income taxes, net of federal benefit	-
Net operating loss carryforward	16,800,000
Increase in valuation allowance	1,050,000
Graduated rates	-
$17,850,000

14. STOCK OPTIONS AND WARRANTS

Employee Stock Options

The following table summarizes the changes in employee stock options outstanding and the related prices for the shares of the Company’s common stock issued to employees of the Company under a non-qualified employee stock option plan at June 30, 2009:

GLOBAL INVESTOR SERVICES, INC.
(FORMERLY THERETIREMENT SOLUTION.COM, INC.)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009

14. STOCK OPTIONS AND WARRANTS (continued)

Employee Stock Options (continued)

	Options Outstanding			Options Exercisable
			Weighted		Weighted
		Weighted	Average		Average
		Average	Exercise		Exercise
Range of	Number of	Remaining	Price of	Number of	Price of
Exercise	Shares	Contractual	Outstanding	Shares	Exercisable
Prices	Outstanding	Life (Years)	Options	Exercisable	Options

$0.25	1,330,490	0.04	$0.25	1,330,490	$0.25
$0.41	6,000,000	7.54	$0.41	5,125,000	$0.41
$0.42	1,500,000	7.61	$0.42	1,500,000	$0.42
	8,830,490	6.70	$0.39	7,955,490	$0.38

Transactions involving stock options issued to employees are summarized as follows:

Weighted
Average
	Number of	Exercise
	Shares	Price

Options outstanding at March 31, 2008	8,830,490	$0.388
Granted	-	-
Exercised	-	-
Cancelled or expired	-	-
Options outstanding at March 31, 2009	8,830,490	0.388
Granted	-	-
Exercised	-	-
Cancelled or expired	-	-
Options outstanding at June 30, 2009	8,830,490	$0.388

For the three month periods ended June 30, 2009 and 2008, the Company did not grant stock options to employees. The fair value of options granted in previous years vesting during the three month periods ended June 30, 2009 and 2008 of $157,638 and $206,100 was recorded as a current period charge to earnings.

Non-Employee Stock Options

The following table summarizes the changes in options outstanding and the related prices for the shares of the Company’s common stock issued to consultants and non-employees of the Company at June 30, 2009:

GLOBAL INVESTOR SERVICES, INC.
(FORMERLY THERETIREMENT SOLUTION.COM, INC.)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009

14. STOCK OPTIONS AND WARRANTS (continued)

Non-Employee Stock Options (continued)

	Options Outstanding			Options Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
Exercise	Number	Contractual	Exercise	Number of	Exercise
Prices	Outstanding	Life (Years)	Price	Exercisable	Price
$0.145	500,000	3.95	$0.145	500,000	$0.145
$0.22	300,000	6.50	$0.22	300,000	$0.22
$0.25	2,469,135	2.04	$0.25	2,469,135	$0.25
$0.33	20,000	0.49	$0.33	20,000	$0.33
$0.42	500,000	0.86	$0.42	500,000	$0.42
	3,789,135	2.49	$0.26	3,789,135	$0.26

Transactions involving stock options issued to consultants and non-employees are summarized as follows:

		Weighted
		Average
	Number of	Price
	Shares	Per Share

Options outstanding at March 31, 2008	4,989,135	$0.29
Granted	500,000	0.145
Exercised	-	-
Cancelled or expired	(1,700,000)	(0.22)
Options outstanding at March 31, 2009	3,789,135	0.26
Granted	-	-
Exercised	-	-
Cancelled or expired	-	-
Options outstanding at June 30, 2009	3,789,135	$0.26

During the year ended March 31, 2009, the Company granted 500,000 non-employee stock options with an exercise price of $0.145 in one year and expiring approximately five years from issuance. The fair value of the vested amounts was determined using a Black-Scholes option pricing model based on the following assumptions:

Risk-free interest rate at grant date:	2.81%
Expected volatility	141.65%
Expected dividend payout	$0
Expected option life-years (a)	4 years

(a)         the expected option life is based on contractual expiration dates

The determined fair value of $14,661 was charged to current period operations during the three months ended June 30, 2009.

GLOBAL INVESTOR SERVICES, INC.
(FORMERLY THERETIREMENT SOLUTION.COM, INC.)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009

14. STOCK OPTIONS AND WARRANTS (continued)

Warrants

The following table summarizes the changes in warrants outstanding and the related prices for the shares of the Company’s common stock issued to shareholders at June 30, 2009:

	Warrants Outstanding			Warrants Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
Exercise	Number	Contractual	Exercise	Number	Exercise
Price	Outstanding	Life (Years)	Price	Exercisable	Price

$0.01	2,000,000	4.55	$0.01	1,000,000	$0.01
$0.22	195,000	0.85	$0.22	195,000	$0.22
$0.50	3,602,500	0.83	$0.50	3,602,500	$0.50
Total	5,797,500	1.61	0.39	4,797,500	0.39

Transactions involving the Company’s warrant issuance are summarized as follows:

		Average
	Number of	Price
	Shares	Per Share

Warrants outstanding at March 31, 2008	3,797,500	$0.49
Granted	2,000,000	0.01
Exercised	-	-
Cancelled or expired	-	-
Warrants outstanding at March 31, 2009	5,797,500	0.39
Granted	-	-
Exercised	-	-
Cancelled or expired	-	-
Warrants outstanding at June 30, 2009	5,797,500	$0.39

Warrants granted during the year ended March 31, 2009 totaling 2,000,000 were issued in connection with promissory note payable.  The warrants are exercisable until five years after the date of issuance at a purchase price of $0.01 per share.  The fair value of the warrants at the date of issuance was determined using the Black-Scholes Option Pricing Method with the following assumptions: dividend yield: -0-%; volatility: 138.87%, risk free interest rate: 1.48%

GLOBAL INVESTOR SERVICES, INC.
(FORMERLY THERETIREMENT SOLUTION.COM, INC.)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009

15.  FAIR VALUE MEASUREMENT

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

Items recorded or measured at fair value on a recurring basis in the accompanying condensed consolidated financial statements consisted of the following items as of June 30, 2009:

The following table sets forth the Company’s short investments as of June 30, 2009 which are measured at fair value on a recurring basis by level within the fair value hierarchy.  As required by SFAS No. 157, these are classified based on the lowest level of input that is significant to the fair value measurement:

GLOBAL INVESTOR SERVICES, INC.
(FORMERLY THERETIREMENT SOLUTION.COM, INC.)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009

15.  FAIR VALUE MEASUREMENT (continued)

	Quoted Prices in Active Markets for Identical Instruments Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Assets at fair Value
Assets:
Cash	$53,248	$-	$-	$53,248
Other current assets	1,480	-	-	1,480
Liabilities:
Long term convertible debentures	-	-	(3,743,084)	(3,743,084)

Total	$54,728	$-	$(3,743,084)	$(3,688,356)

At June 30, 2009, the fair values of the convertible debentures were determined at a net discount rate of 2% per annum for the terms of the notes.

15. GOING CONCERN MATTERS

The Company’s unaudited condensed consolidated financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred significant losses which have resulted in an accumulated deficit of $51,188,192 at June 30, 2009 which raises substantial doubt about the Company’s ability to continue as a going concern. The accompanying unaudited condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty.

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

16. SUBSEQUENT EVENTS

In July 2009, the Company issued an aggregate of 4,425,000 shares of its common stock in connection with previously issued convertible debentures and related accrued interest.

In July 2009, the Company issued 400,000 shares of it common stock for services rendered.

On July 16, 2009, a petition for judgment was filed with the Civil Court of the City of New York naming the Company as a defendant relating to property leased by the Company from the defendant for recovery of past due rent payments, interest and legal costs totally $82,732.  As of June 30, 2009, the Company has accrued their obligation under the lease.

GLOBAL INVESTOR SERVICES, INC.
(FORMERLY THERETIREMENT SOLUTION.COM, INC.)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009

16. SUBSEQUENT EVENTS (Continued)

On July 30, 2009, the Company completed the sale of $850,500 in 8% secured convertible debentures. The debentures are convertible into the Company’s common stock at $0.03 per share and are due three years from the date of issuance.

In conjunction with the issuance of the convertible debentures, each note holder will receive 50% warrant coverage to purchase the Company’s common stock for five years at $0.05 per share.

In August 2009, the Company issued 400,000 shares of its common stock for services rendered.

Item 2 - Management’s Discussion and Analysis of Financial condition and results of Operations.

Forward-Looking Statements

This Quarterly Report of Form 10-Q, including this discussion and analysis by management, contains or incorporates forward-looking statements. All statements other than statements of historical fact made in report are forward looking. In particular, the statements herein regarding industry prospects and future results of operations or financial position are forward-looking statements. These forward-looking statements can be identified by the use of words such as “believes,” “estimates,” “could,” “possibly,” “probably,” anticipates,” “projects,” “expects,” “may,” “will,” or “should” or other variations or similar words. No assurances can be given that the future results anticipated by the forward-looking statements will be achieved. Forward-looking statements reflect management’s current expectations and are inherently uncertain. Our actual results may differ significantly from management’s expectations. For factors that may cause actual results to differ from management’s expectations, reference should be made to the Company’s Form 10-K for the year ended March 31, 2009 filed with the Securities and Exchange Commission and our other periodic filings with the Securities and Exchange Commission.

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

Stock Market Data

Razor Data aggregates and distributes data from over 18 different data providers into a “one stop shop” for client users to get their stock market tools and data. In any given month Razor Data provides data to thousands of users through web and desktop clients. The expansive tools and data include: searches, company valuations, technical analysis, fundamental analysis, analyst recommendations, real-time streaming news, real-time streaming quotes, over 20 years of historical data, insider activity, industries and sectors, exclusive newsletters, proprietary streaming data replay, and institutional ownership. All of the data is delivered to the user through powerful yet intuitively easy to use software tools and website.

No major disposition or purchase of equipment is expected during the next twelve months except for some office furniture and rental of a modest office space.

Results of Operations

Three months ended June 30, 2009 compared to three months ended June 30, 2008:

Revenues:

	Three Months Ended		Three Months Ended
	June 30, 2009		June 30, 2008		Variance

Subscription revenues	$234,001	85%	$607,143	66%	$(373,142)	(61.5)%
Training revenues	41,581	15%	313,214	34%	(271,633)	(86.7)%
Services and other	-	-%	4,500	0%	(4,500)	100%
Total	$275,582	100%	$924,857	100%	$(649,275)	(70.2)%

Revenue for the three months ended June 30, 2009 was $275,802 which represented a $649,055 decrease from revenue of $924,857 for the three months ended June 30, 2008.  Revenue in the past quarter was below forecast primarily due to the continuation of the economic crisis and the upheaval in the markets. While the company was able to attract consumers to its direct marketing efforts in the past months, there appeared to be a general lack of consumer confidence as we observed that potential clients at our events were reluctant to spend on Investor Education during this difficult and unsettled period.

In this reporting quarter the company also emerged from its concerted effort, which it began in earnest last December and which it completed in April, to re-structure and convert all marketing activities, course content and delivery, investor tools and customer service to an On-Line Business Model. Our business strategy is now based on GIS’s broad based online capability to effectively execute our direct marketing as well as our partner campaigns on-line.

Our revenue model has been transformed from a single point-of-sale event to a recurring revenue stream via subscriptions. By eliminating both the high cost event based marketing model and the high logistics costs of supporting live events, our operating margins are expected to be substantially higher.  This on-line offering reduces the up-front customer cost, produces higher buyer conversion rates, increases retention rates and further increases customer value since we give immediate full access to all our products and services.

Having completed the conversion to full online capability, we began executing our online customer campaigns in May and we continue to see positive consumer response through June. The campaigns are continuing along with new online webinar initiatives and we look forward to building on what we believe is a robust online business system.

Cost of sales:

Cost of sales for the three month period ended June 30, 2009 was $257,929 (94% of sales) as compared to $825,014 (89.2% of sales) for the same period last year.  The primary reason for this decrease is the drop on related revenue volume.  Our gross profit was $17,653 as compared to $99,843 for same period last year.  The primary reason for this decrease was due to revenue volume.

Operating Expenses:

A summary of significant operating expenses for the three months ended June 30, 2009 and the three months ended June 30, 2008 follows:

	Three Months		Three Months
	Ended		Ended
	June 30, 2009		June 30, 2008		Variance

Selling, general and administrative	$1,050,144	82%	$1,798,277	89%	$(748,133)	(41.6)%
Depreciation and amortization	234,535	18%	234,535	11%	-	-%
Total	$1,284,679	100%	$2,032,812	100%	$(748,133)	(36.8)%

Our selling, general and administrative expenses for the three month period ended June 30, 2009 was $1,050,144 as compared to $1,798,277 for the three months ended June 30, 2008.  The primary reason for this decrease is a result of reduced operating and overhead costs.

Liquidity and Capital Resources

As of June 30, 2009, the Company had a working capital deficit of $2,748,123. The Company generated a deficit in cash flow from operating activities of $178,124 for the three month period June 30, 2009. This deficit is primarily attributable to the Company's net loss from operations of $1,503,192 and is partially offset by following: A charge for the value of options issued for services of $172,299, recognition of an imbedded beneficial conversion of convertible debentures of $43,957, stock issued for services of $68,000, amortization of financing costs of $56,782, amortization and depreciation expense of $234,535, and changes in the balances of current assets and liabilities. Employee advances, unbilled revenue and other current assets decreased by $68,761, net. Accounts payable and accrued liabilities increased by $471,830 and deferred revenue decreased by $44,079, net.

The Company did not generate any cash flow from investing activities for the three months ended June 30, 2009.

The Company’s generated a cash flow from financing activities for the three month period ended June 30, 2009 through related party advances of $156,113.

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

Revenue arises from subscriptions to the websites/software, workshops, online workshops and training and coaching/counseling services where the payments are received before the service has been rendered. Beginning January 1, 2009, the company changed its marketing strategy such that the company no longer collects revenues in advance of rendering services.  Instead, for all new customers, a monthly subscription fee is received for access to the online training and courses and website/data during a given month.  As all the products and services are delivered during the month, the revenues are recognized in the month it is delivered.   All revenues collected in prior periods from the legacy marketing strategy are deferred and recognized as per the existing revenue recognition policy. Additionally, any revenues from services such as coaching/counseling that are sold in advance of delivery will be deferred using the existing revenue recognition policy. Thus we have two distinct revenue models that were used during FY 2009 and revenue under either model will be recognized under its appropriate model. The company reserves the option to operate under either model as the business environment dictates.

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

As of June 30, 2009 and March 31, 2009, the Company’s deferred revenue was $63,969 and $108,048, respectively

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

For the three month periods ended June 30, 2009 and 2008, the Company did not grant stock options to employees and consultants. The fair value of options granted in previous years vesting during the three month periods ended June 30, 2009 and 2008 of $157,638 and $206,100 respectively was recorded as a current period charge to earnings.

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

Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141(R), "Business Combinations" ("SFAS No. 141(R)"), which establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in an acquiree, including the recognition and measurement of goodwill acquired in a business combination. SFAS No. 141R is effective as of the beginning of the first fiscal year beginning on or after December 15, 2008. Earlier adoption is prohibited. The Company did not have a material impact with the adoption of SFAS No. 141R in 2009 on its consolidated financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interest in Consolidated Financial Statements, an amendment of ARB No. 51” (“SFAS No. 160”), which will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity within the consolidated balance sheets. SFAS No. 160 is effective as of the beginning of the first fiscal year beginning on or after December 15, 2008. Earlier adoption is prohibited. The Company did not have a material impact with the adoption of SFAS No. 160 in 2009 on its consolidated financial position, results of operations or cash flows.

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

EITF 07-1 will be effective for fiscal years beginning after December 15, 2008, which will be the Company’s fiscal year 2009, and will be applied as a change in accounting principle retrospectively for all collaborative arrangements existing as of the effective date. The Company did not have a material impact with the adoption of EITF 07-1 in 2009 on its consolidated financial position, results of operations or cash flows.

In June 2008, the FASB ratified the consensus on Emerging Issues Task Force (EITF) Issue 07-5, “Determining whether an Instrument (or Embedded Feature) is indexed to an Entity’s Own Stock.” This issue addresses whether an instrument (or an embedded feature) is indexed to an entity’s own stock, which is the first part of the scope exception in paragraph 11(a) of SFAS No. 133, for purposes of determining whether the instrument should be classified as an equity instrument or accounted for as a derivative instrument. The provisions of EITF Issue No. 07-5 are effective for financial statements issued for fiscal years beginning after December 15, 2008 and will be applied retrospectively through a cumulative effect adjustment to retained earnings for outstanding instruments as of that date. The Company did not have a material impact with the adoption of EITF Issue 07-5 in 2009 on its consolidated financial position, results of operations or cash flows.

In March 2008, the FASB” issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities - an amendment to FASB Statement No. 133” (“SFAS No. 161”).  SFAS No. 161 is intended to improve financial standards for derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance, and cash flows.  Entities are required to provide enhanced disclosures about: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows.  It is effective for financial statements issued for fiscal years beginning after November 15, 2008, with early adoption encouraged.  The Company did not have a material impact with the adoption of SFAS No. 161 in 2009 on its consolidated financial position, results of operations or cash flows

In April 2008, the FASB issued FSP No. FAS 142-3,“Determination of the Useful Life of Intangible Assets”. This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets”.  The Company is required to adopt FSP 142-3 on January 1, 2009, earlier adoption is prohibited.  The guidance in FSP 142-3 for determining the useful life of a recognized intangible asset shall be applied prospectively to intangible assets acquired after adoption, and the disclosure requirements shall be applied prospectively to all intangible assets recognized as of, and subsequent to, adoption. The Company did not have a material impact with the adoption of FSP No. FAS 142-3 in 2009 on its consolidated financial position, results of operations or cash flows

In May 2008, the FASB issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles" ("SFAS No. 162").  SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (the GAAP hierarchy).  SFAS No. 162 will become effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board amendments to AU Section 411, "The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles."  The Company does not expect the adoption of SFAS No. 162 to have a material effect on its consolidated financial position, results of operations or cash flows.

In May 2008, the FASB issued FSP Accounting Principles Board ("APB") 14-1 "Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) " ("FSP APB 14-1").  FSP APB 14-1 requires the issuer of certain convertible debt instruments that may be settled in cash (or other assets) on conversion to separately account for the liability (debt) and equity (conversion option) components of the instrument in a manner that reflects the issuer's non-convertible debt borrowing rate.  FSP APB 14-1 is effective for fiscal years beginning after December 15, 2008 on a retroactive basis. The Company did not have a material impact with the adoption of FSP Accounting Principles Board in 2009 on its consolidated financial position, results of operations or cash flows

In May 2008, the FASB issued FASB Statement No. 163, “Accounting for Financial Guarantee Insurance Contracts”, which clarifies how FASB Statement No. 60, “Accounting and Reporting by Insurance Enterprises”, applies to financial guarantee insurance contracts issued by insurance enterprises.    The standard is effective for financial statements issued for fiscal years beginning after December 15, 2008, including interim periods in that year. The Company did not have a material impact with the adoption of SFAS No. 163 in 2009 on its consolidated financial position, results of operations or cash flows.

In June 2008, the FASB issued FSP Emerging Issues Task Force (EITF) No. 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” Under the FSP, unvested share-based payment awards that contain rights to receive non-forfeitable dividends (whether paid or unpaid) are participating securities, and should be included in the two-class method of computing EPS. The FSP is effective for fiscal years beginning after December 15, 2008, and interim periods within those years. The Company did not have a material impact with the adoption of EITF No, 03-6-1 in 2009 on its consolidated financial position, results of operations or cash flows. The Company does not expect the adoption of FSP EITF No. 03-6-1 to have a material effect on its consolidated financial position, results of operations or cash flows.

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

In May 2009, the FASB issued SFAS No. 165, Subsequent Events (“SFAS No. 165”). SFAS No. 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, that is, whether that date represents the date the financial statements were issued or were available to be issued. SFAS No. 165 is effective for interim or annual financial periods ending after June 15, 2009. The Company did not have a material impact with the adoption of SFAS No. 165 in 2009 on its consolidated financial position, results of operations or cash flows.

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

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and, as such, are not required to provide the information under this item.

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

As of June 30, 2009, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in our periodic reports is recorded, processed, summarized and reported, within the time periods specified for each report and that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changed in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to material affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

 On July 16, 2009, a petition for judgment was filed with the Civil Court of the City of New York naming the Company as a defendant relating to property leased by the Company from the defendant for recovery of past due rent payments, interest and legal costs totally $82,732.  As of June 30, 2009, the Company has accrued their obligation under the lease.

ITEM 1A – Risk Factors.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and, as such, are not required to provide the information under this item.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In April 2009, the Company issued an aggregate of 400,000 shares of its common stock for services rendered.

In April 2009, the Company issued an aggregate of 1,600,000 shares of its common stock in exchange for outstanding accounts payable.

In May 2009, the Company issued an aggregate of 1,100,000 shares of its common stock for services rendered.

In July 2009, the Company issued an aggregate of 4,425,000 shares of its common stock in connection with previously issued convertible debentures and related accrued interest.

In July 2009, the Company issued 400,000 shares of its common stock for services rendered.

On July 31, 2009, the Company entered into a securities purchase agreement (the “July 2009 Agreement”) with accredited investors (the “July 2009 Investors”) pursuant to which the July 2009 Investors purchased an aggregate principal amount of $850,000 of 8% Convertible Promissory Notes for an aggregate purchase price of $850,000 (the “July 2009 Notes”).  In addition, for every $1.00 in July 2009 Notes purchased, the July 2009 Investors received a common stock purchase warrant to acquire approximately sixteen and two thirds (16 2/3) shares of common stock (the “July 2009 Warrants”) resulting in the issuance of July 2009 Warrant to purchase an aggregate of 14,166,677 shares of common stock of the Company.

The July 2009 Notes are convertible at the option of the holder at any time into shares of common stock at a conversion price equal to $0.03 per share.  The conversion price of the July 2009 Notes is subject to weighted average anti-dilution adjustment for subsequent lower price issuances by the Company, as well as customary adjustments provisions for stock splits, stock dividends, recapitalizations and the like.   The full principal amount of the July 2009 Notes is due upon a default under the terms of the July 2009 Notes. The July 2009 Notes is secured by all of the assets of the Company, including, but not limited to, the list of the Company’s subscribers, contracts with the subscribers and all intellectual property and source codes.   The July 2009 Notes bear interest at 8% and mature three years from the date of issuance. The Company may pay interest in cash or shares of common stock of the Company, at the option of the holder.  If the Company pays  interest in shares of common stock, then the amount of shares to be delivered shall be equal to the dollar amount of the interest owed divided by the average closing price for the Company’s common stock during the 30 calendar days immediately prior to the interest due date of the July 2009 Notes.

The July 2009 Warrants are exercisable for a period of five years from the date of issuance at a price of $0.05 per share.  In the event that the Company’s volume weighted average price is greater than $0.25 for a period of 30 consecutive days, then the Company, within 30 days of such event occurring, may send notice to the July 2009 Investors advising that the warrants must be exercised within 30 days of such notice.  The July 2009 Warrants are subject to weighted average anti-dilution adjustment for subsequent issuances by the Company at a price less than the conversion price of the July 2009 Notes, as well as customary adjustments provisions for stock splits, stock dividends, recapitalizations and the like.

In August 2009, the Company issued 400,000 shares of its common stock for services rendered.

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

In May 2007, the Company received $50,000 in exchange for a Convertible Debenture (Debenture) that matured on August 31, 2007. The Debenture bears an interest rate of 12% and is convertible into the Company's common stock at the greater of $0.25 per share or 67.5% of the average 10 previous trade days prior to conversion. This note was intended to be a short term note with repayment upon the raising of additional capital in a private offering with American Capital Partners as the placement agent.  This subsequent financing was not adequate to repay this note as promised, and the company since has not had sufficient liquidity to repay this note.  To date the noteholder has taken no legal action and  has been collecting the default rate of interest (18% per annum) in restricted common stock. It is the intention of  the Company to repay this note as soon as it is able from excess cash flow or additional financing.

In May 2007, the Company received $50,000 in exchange for a Convertible Debenture (Debenture) that matured on August 31, 2007. The Debenture bears an interest rate of 12% and is convertible into the Company's common stock at the greater of $0.25 per share or 67.5% of the average 10 previous trade days prior to conversion. This note was intended to be a short term note with repayment upon the raising of additional capital in a private offering with American Capital Partners as the placement agent.  This subsequent financing was not adequate to repay this note as promised, and the company since has not had sufficient liquidity to repay this note.  To date the noteholder has taken no legal action and  has been collecting the default rate of interest (18% per annum) in restricted common stock. It is the intention of  the Company to repay this note as soon as it is able from excess cash flow or additional financing.

In May 2007, the Company received $100,000 in exchange for a Convertible Debenture (Debenture) that originally matured on August 31, 2007. The Company reached a settlement to issue common stock by no later than December 8, 2008 at the average price back 90 days. Subsequent to the conversion, the Company agreed to issue additional shares should the average price per share be lower in the subsequent 90 days. This note was intended to be a short term note with repayment upon the raising of additional capital in a private offering with American Capital Partners as the placement agent.  This subsequent financing was not adequate to repay this note as promised, and the company since has not had sufficient liquidity to repay this note.  To date the noteholder has taken no legal action and  has been collecting the default rate of interest (18% per annum) in restricted common stock. It is the intention of  the Company to repay this note as soon as it is able from excess cash flow or additional financing.

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

GLOBAL INVESTOR SERVICES, INC.

Dated: August 14, 2009	By:	/s/ Nicholas S. Maturo
Nicholas S. Maturo
Chief Executive Officer
(Principal Executive Officer)

Date: August 14, 2009	By:	/s/ William Kosoff
William Kosoff
President and Chief Financial Officer
(Principal Financial Officer)