Form 10-Q
period 2009-09-30
Global Investor Services, Inc.
filed 2009-11-16
CIK 862651

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
 (Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ________________ to _______________

000-27019
(Commission file number)

Global Investor Services, Inc.
(Exact name of registrant as specified in its charter)

Nevada	87-0369205
(State or other jurisdiction	(IRS Employer
of incorporation or organization)	Identification No.)

708 3rd Avenue, 6th Floor
New York, New York 10017
(Address of principal executive offices)

(212) 227-2242
(Issuer's telephone number)

TheRetirementSolution.com, Inc.
(Former name of Registrant)

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of November 16, 2009, there were 339,212,570 shares of common stock, par value $.001 per share, outstanding.

GLOBAL INVESTOR SERVICES, INC.
(FORMERLY THERETIREMENTSOLUTION.COM, INC.)
FORM 10-Q
QUARTERLY PERIOD ENDED SEPTEMBER 30, 2009

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

GLOBAL INVESTOR SERVICES, INC.
(FORMERLY THERETIREMENTSOLUTION.COM, INC.)
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	March 31,
	2009	2009
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$302,780	$75,259
Deferred costs	17,728	17,373
Employee advances	6,400	6,550
Other current assets	11,521	1,432
Total current assets	338,429	100,614

Property, plant and equipment, net of accumulated depreciation of $1,326,534 and $940,754 as of September 30, 2009 and March 31, 2009, respectively	1,621,246	2,007,025

Other assets:
Capitalized finance costs, net of amortization of $301,096 and $233,134 as of September 30, 2009 and March 31, 2009, respectively	-	67,962
Deposits	21,600	85,927
Customers list, net of accumulated amortization of $284,578 and $201,287 as of September 30, 2009 and March 31, 2009, respectively	215,169	298,460

Total assets	$2,196,444	$2,559,988

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
Accounts payable and accrued liabilities	$1,785,037	$1,271,211
Deferred revenue	60,461	108,048
Due to related party	31,251	130,701
Advances payable	199,474	199,474
Convertible debentures, current portion	200,000	200,000
Notes payable, current portion	382,085	382,085
Total current liabilities	2,658,308	2,291,519

Long term debt:
Warrant liability	1,018,715	-
Reset derivative liability	1,922,314	-
Convertible debentures, long term portion	2,160,526	2,016,949
Convertible debentures, long term portion-related party	1,333,333	1,333,333

Total liabilities	9,093,196	5,641,801

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, par value $0.001; 700,000,000 shares authorized; 339,012,570 and 312,214,800 issued and outstanding as of September 30, 2009 and March 31, 2009, respectively	339,013	312,215
Additional paid in capital	44,267,357	41,094,094
Subscription received	500,000	500,000
Common shares to be issued	3,500,000	4,696,878
Accumulated deficit	(55,503,122)	(49,685,000)
Total stockholders' equity (deficit)	(6,896,752)	(3,081,813)

Total liabilities and (deficiency in) stockholders' equity	$2,196,444	$2,559,988

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

GLOBAL INVESTOR SERVICES, INC.
(FORMERLY THERETIREMENTSOLUTION.COM, INC.)
CONDENSED CONSOLIDATED STATEMENT OF LOSSES
(unaudited)

	Three months ended September 30,		Six months ended September 30,
	2009	2008	2009	2008
Revenue, net:
Subscription revenue	$233,850	$364,040	$467,851	$971,183
Training revenue	57,376	377,527	98,957	690,741
Services and other	-	-	-	4,500
Total revenue	291,226	741,567	566,808	1,666,424

Cost of sales	196,157	728,694	454,086	1,553,708

Gross profit	95,069	12,873	112,722	112,716

Operating costs:
Selling, general and administrative	1,974,487	1,380,137	3,024,631	3,178,414
Depreciation and amortization	234,535	234,535	469,070	469,070
Total operating expenses	2,209,022	1,614,672	3,493,701	3,647,484

Net loss from operations	(2,113,953)	(1,601,799)	(3,380,979)	(3,534,768)

Other income (expense):
Loss on change in fair value of warrant and reset derivative liabilities	(1,912,030)	-	(1,912,030)	-
Interest, net	(288,989)	(378,612)	(525,203)	(891,526)
Other	42	-	90	4,016

Net loss before provision for income taxes	(4,314,930)	(1,980,411)	(5,818,122)	(4,422,278)

Income taxes (benefit)	-	-	-	-

NET LOSS	$(4,314,930)	$(1,980,411)	$(5,818,122)	$(4,422,278)

Loss per common share-basic and assuming fully diluted	$(0.01)	$(0.01)	$(0.02)	$(0.02)

Weighted average number of common shares outstanding-basic and assuming fully diluted	321,015,235	255,543,140	317,780,046	249,867,345

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

GLOBAL INVESTOR SERVICES, INC.
(FORMERLY THERETIREMENTSOLUTION.COM, INC.)
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(unaudited)

	Six months ended September 30,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(5,818,122)	$(4,422,278)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	469,070	469,069
Common stock issued for services rendered	932,762	1,162,550
Beneficial conversion features in connection with the issuance of convertible debentures	146,607	642,477
Fair value of vested options issued for services rendered	487,715	412,200
Change in fair value of warrant and reset liabilities	1,912,029	-
Change in fair value of re priced employee vested options	9,381	-
Amortization of financing costs	67,962	31,581
Amortization of deferred compensation	474,124	89,664
(Increase) decrease in:
Accounts receivable	-	571,628
Unbilled revenue	-	290,589
Deferred costs	(355)	56,157
Employee advances	150	16,750
Other assets	64,238	(44,942)
Increase (decrease) in:
Accounts payable and accrued liabilities	613,027	(95,251)
Deferred revenue	(47,587)	(469,675)
Net cash used in operating activities:	(688,999)	(1,289,481)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from advances		549,561
Proceeds from preferred stock subscription		500,000
Proceeds from issuance of convertible debt, net	1,015,970	275,000
Repayments of notes payable, related party	-	(2,423)
Repayments of related party advances, net	(99,450)	(125,489)
Net cash provided by financing activities	916,520	1,196,649

Net increase / (decrease) in cash and cash equivalents	227,521	(92,832)
Cash and cash equivalents-beginning of period	75,259	179,829
Cash and cash equivalents-end of period	$302,780	$86,997

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$-	$-
Income taxes	$-	$-

Common stock issued for services rendered	$825,438	$1,162,550
Beneficial conversion feature attributable to convertible debentures	$146,607	$642,477
Fair value of vested options issued for services rendered	$487,715	$412,200
Common stock issued for in settlement of outstanding payables	$99,200	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

GLOBAL INVESTOR SERVICES, INC.
(FORMERLY THERETIREMENT SOLUTION.COM, INC.)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A summary of the significant accounting policies applied in the preparation of the accompanying unaudited condensed consolidated financial statements follows:

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. However, the results from operations for the three and six months ended September 30, 2009, are not necessarily indicative of the results that may be expected for the year ended March 31, 2010. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated March 31, 2009 financial statements and footnotes thereto included in the Company's Form 10-K filed with the Securities and Exchange Commission (the “SEC”).

Business and basis of Presentation

Global Investor Services, Inc. (the "Company") was incorporated on August 10, 2005 under the laws of the State of Nevada. On September 16, 2006, the Company changed its name to TheRetirementSolution.Com, Inc. and on October 1, 2008 to Global Investor Services, Inc. The Company currently markets directly and through its marketing partners as well as online, certain investor products and services that provide financial and educational information to its prospective customers and to its subscribers. During the year ended March 31, 2008, the Company transitioned from a development stage enterprise to an operating company. While the Company has generated revenues from its sale of products, the Company has incurred expenses, and sustained losses. Consequently, its operations are subject to all risks inherent in the establishment of a new business enterprise. As of September 30, 2009, the Company has accumulated losses of $55,503,122.

On August 30, 2006, the Company entered into a Share Purchase Agreement (“Agreement”) with Voxpath Holdings, Inc. (“Voxpath”). Prior to the merger, Voxpath was an inactive corporation with no significant assets and liabilities. As a result of the Agreement, there was a change in control of the public entity. In accordance with Accounting Standards Codification subtopic 805-10, Business Combinations (“ASC 805-10), Voxpath was the acquiring entity. While the transaction is accounted for using the purchase method of accounting, in substance the Agreement is a recapitalization of Voxpath’s capital structure. For accounting purposes, the Company accounted for the transaction as a reverse acquisition and Voxpath is the surviving entity. The value of the net assets acquired was $0. The Company did not recognize goodwill or any intangible assets in connection with the transaction. Effective with the Agreement, all previously outstanding shares of common stock were exchanged for an aggregate of 99,999,998 shares of the Company’s common stock. The value of the stock issued was the historical cost of the Company’s net tangible assets, which did not differ materially from their fair value. The total consideration paid was $86,135.

During the year ended March 31, 2008, the Company acquired Investment Tools and Training, LLC (“ITT); a Utah limited liability company founded on November 9, 2006 and Razor Data, LLC (“Razor”); a Utah limited liability company formed July 23, 2002.

GLOBAL INVESTOR SERVICES, INC.
(FORMERLY THERETIREMENT SOLUTION.COM, INC.)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

In accordance with ASC 805-10, the purchase method of accounting was used to account for the acquisition of ITT. The results of operations of ITT have been included in the Consolidated Statements of Losses since the date of acquisition.

In accordance with ASC 805-10, the total purchase price was allocated to the estimated fair value, as determined by management, of the assets acquired and liabilities assumed, as follows:

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
SEPTEMBER 30, 2009

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

In accordance with ASC 805-10, the purchase method of accounting was used to account for the acquisition of Razor. The results of operations of Razor have been included in the Consolidated Statements of Losses since the date of acquisition.

In accordance with ASC 805-10, the total purchase price was allocated to the estimated fair value, as determined by management, of the assets acquired and liabilities assumed, as follows:

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

GLOBAL INVESTOR SERVICES, INC.
(FORMERLY THERETIREMENT SOLUTION.COM, INC.)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Revenue Recognition

For revenue from product sales and services, the Company recognizes revenue in accordance with Accounting Standards Codification subtopic 605-10, Revenue Recognition (“ASC 605-10”) which requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the selling price is fixed and determinable; and (4) collectibility is reasonably assured. Determination of criteria (3) and (4) are based on management's judgments regarding the fixed nature of the selling prices of the products delivered and the collectibility of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. The Company defers any revenue for which the product has not been delivered or is subject to refund until such time that the Company and the customer jointly determine that the product has been delivered or no refund will be required. ASC 605-10 incorporates Accounting Standards Codification subtopic 605-25, Multiple-Element Arraignments (“ASC 605-25”). ASC 605-25 addresses accounting for arrangements that may involve the delivery or performance of multiple products, services and/or rights to use assets. The effect of implementing 605-25 on the Company's financial position and results of operations was not significant.

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

 We sell our products separately and in various bundles that contain multiple deliverables that include website/data subscriptions, educational workshops, online workshops and training, one-on-one coaching and counseling sessions, along with other products and services. In accordance with 605-25, sales arrangements with multiple deliverables are divided into separate units of accounting if the deliverables in the arrangement meet the following criteria: (i) the product has value to the customer on a standalone basis; (ii) there is objective and reliable evidence of the fair value of undelivered items; and (iii) delivery or performances of any undelivered item is probable and substantially in our control. The fair value of each separate element is generally determined by prices charged when sold separately. In certain arrangements, we offer these products bundled together.  If there is any discount from the combined fair value of the individual elements, the discount is allocated to the portion of the revenues that is attributed to the online courses and training. As per 605-25, if fair value of all undelivered elements in an arrangement exists, but fair value does not exist for a delivered element, then revenue is recognized using the residual method. Under the residual method, the fair value of undelivered elements is deferred and the remaining portion of the arrangement fee (after allocation of 100 percent of any discount to the delivered item) is recognized as revenue.  The deferral policy for each of the different types of revenues is summarized as follows:

GLOBAL INVESTOR SERVICES, INC.
(FORMERLY THERETIREMENT SOLUTION.COM, INC.)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Revenue Recognition (continued)

Product	Recognition Policy
Live Workshops and Workshop Certificates	Deferred and recognized as the workshop is provided or certificate expires
Online training and courses	Deferred and recognized a.) as the services are delivered, or b.) when usage thresholds are met, or c.) on a straight-line basis over the initial product period
Coaching/Counseling services	Deferred and recognized as services are delivered, or on a straight-line basis over the life of the customer’ scontract
Website/data fees (monthly)	Not Deferred, recognized in the month delivered
Website/data fees (pre-paid subscriptions)	Deferred and recognized on a straight-line basis over the subscription period

As of September 30, 2009 and March 31, 2009, the Company’s deferred revenue was $60,461 and $108,048, respectively

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

Advertising Costs

The Company expenses advertising costs as incurred. Advertising expense was $20,231 and $2,545 for the six months period ended September 30, 2009 and 2008, respectively.

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
SEPTEMBER 30, 2009

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Research and Development

The Company accounts for research and development costs in accordance with the Accounting Standards Codification subtopic 730-10, Research and Development (“ASC 730-10”). Under ASC 730-10, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and developments costs are expensed when the contracted work has been performed or as milestone results have been achieved. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred. For the six month period ended September 30, 2009 and 2008, the Company’s expenditures on research and product development were immaterial.

Reclassification

Certain reclassifications have been made in prior year’s financial statements to conform to classifications used in the current year.

Intangible Assets and Goodwill

The Company accounts for acquisitions in accordance with the provisions of ASC 805-10.  The Company assigns to all identifiable assets acquired (including intangible assets), and to all identifiable liabilities assumed, a portion of the cost of the acquired company equal to the estimated fair value of such assets and liabilities at the date of acquisition. The Company records the excess of the cost of the acquired company over the sum of the amounts assigned to identifiable assets acquired less liabilities assumed, if any, as goodwill.

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

The Company accounts for and reports acquired goodwill and other intangible assets under Accounting Standards Codification subtopic 305-10, Intangibles, Goodwill and Other (“ASC 305-10”). In accordance with ASC 305-10, the Company tests its intangible assets for impairment on an annual basis and when there is reason to suspect that their values have been diminished or impaired. Any write-downs will be included in results from operations.

Total identifiable intangible assets acquired in the acquisition of ITT and Razor and their carrying values at September 30, 2009 are:

GLOBAL INVESTOR SERVICES, INC.
(FORMERLY THERETIREMENT SOLUTION.COM, INC.)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Intangible Assets and Goodwill (continued)

	Gross Carrying Amount	Accumulated Amortization	Net	Residual Value	Weighted average Amortization Period (Years)
Amortized Identifiable intangible assets:
Customer/subscriber lists-Razor	$499,747	$(284,578)	$215,169	$-0-	3
Software license-Razor	1,244,000	(354,194)	889,806	-0-	6
Software ITT	1,676,000	(954,389)	721,611	-0-	3
Unamortized Identifiable Assets	NONE
Total	$3,419,747	$(1,593,161)	$1,826,586	$-0-

Total amortization expense charged to operations for the six month periods ended September 30, 2009 and 2008 was $466,291 and $466,292, respectively. Estimated amortization expense is as follows:

Year ended March 31,
2010	$466,292
2011	781,488
2012	207,333
2013	207,333
2014 and after	164,140
Total	$1,826,586

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

Impairment of long lived assets

The Company has adopted Accounting Standards Codification subtopic 360-10, Property, Plant and Equipment (“ASC 360-10”). ASC 360-10 requires that long-lived assets and certain identifiable intangibles held and used by the Company be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Events relating to recoverability may include significant unfavorable changes in business conditions, recurring losses, or a forecasted inability to achieve break-even operating results over an extended period. The Company evaluates the recoverability of long-lived assets based upon forecasted undiscounted cash flows. Should impairment in value be indicated, the carrying value of intangible assets will be adjusted, based on estimates of future discounted cash flows resulting from the use and ultimate disposition of the asset. ASC 360-10 also requires assets to be disposed of is reported at the lower of the carrying amount or the fair value less costs to sell.

GLOBAL INVESTOR SERVICES, INC.
(FORMERLY THERETIREMENT SOLUTION.COM, INC.)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Fair value of financial instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of September 30, 2009 and March 31, 2009. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash and accounts payable. Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

Concentrations of Credit Risk

Financial instruments and related items which potentially subject the Company to concentrations of credit risk consist primarily of cash, cash equivalents and trade receivables. The Company places its cash and temporary cash investments with credit quality institutions. At times, such investments may be in excess of the FDIC insurance limit. The Company periodically reviews its trade receivables in determining its allowance for doubtful accounts. There were no trade receivables as of September 30, 2009 and March 31, 2009.

Website Development Costs

The Company recognizes website development costs in accordance with Accounting Standards Codification subtopic 350-50, Website Development Costs ("ASC 350-50”). As such, the Company expenses all costs incurred that relate to the planning and post implementation phases of development of its website. Direct costs incurred in the development phase are capitalized and recognized over the estimated useful life. Costs associated with repair or maintenance for the website are included in cost of net revenues in the current period expenses. During the six month period ended September 30, 2009 and 2008, the Company did not capitalize any costs associated with the website development.

Software Development Costs

The Company accounts for software development costs intended for sale in accordance with Accounting Standards Codification subtopic 985-20, Cost of Software to be Sold, Leased or Marketed (“ASC 985-20”). ASC 985-20 requires product development costs to be charged to expense as incurred until technological feasibility is attained and all other research and development activities for the hardware components of the product have been completed. Technological feasibility is attained when the planning, design and testing phase related to the development of the Company’s software has been completed and the software has been determined viable for its intended use, which typically occurs when beta testing commences.

Stock-Based Compensation

Effective for the year beginning January 1, 2006, the Company has adopted Accounting Standards Codification subtopic 718-10, Compensation (“ASC 718-10”) which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including employee stock options and employee stock purchases related to a Employee Stock Purchase Plan based on the estimated fair values.

GLOBAL INVESTOR SERVICES, INC.
(FORMERLY THERETIREMENT SOLUTION.COM, INC.)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

The company adopted ASC 718-10 using the modified prospective transition method, which required the application of the accounting standard as of January 1, 2006. The company's Financial Statements as of and for the year ended March 31, 2007 reflects the impact of ASC 718-10. In accordance with the modified prospective transition method, the company's Financial Statements for the prior periods have not been restated to reflect, and do not include the impact of ASC 718-10. Stock based compensation expense recognized under ASC 718-10 for the year ended March 31, 2007 was $1,440,776.

For the six month periods ended September 30, 2009 and 2008, the Company granted an aggregate of 8,500,000 and -0- stock options to employees, respectively. The fair value of options granted in previous years vesting during the six month periods ended September 30, 2009 and 2008 of $473,054 and $412,200 respectively was recorded as a current period charge to earnings.

Segment Information

Accounting Standards Codification subtopic Segment Reporting 280-10 (“ASC 280-10”) establishes standards for reporting information regarding operating segments in annual financial statements and requires selected information for those segments to be presented in interim financial reports issued to stockholders. ASC 280-10 also establishes standards for related disclosures about products and services and geographic areas. Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision-making group, in making decisions how to allocate resources and assess performance. The information disclosed herein materially represents all of the financial information related to the Company’s principal operating segment.

Comprehensive Income (Loss)

The Company adopted Accounting Standards Codification subtopic 220-10, Comprehensive Income (“ASC 220-10”). ASC 220-10 establishes standards for the reporting and displaying of comprehensive income and its components. Comprehensive income is defined as the change in equity of a business during a period from transactions and other events and circumstances from non-owners sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. ASC 220-10 requires other comprehensive income (loss) to include foreign currency translation adjustments and unrealized gains and losses on available for sale securities.

Liquidity

As shown in the accompanying unaudited condensed consolidated financial statements, the Company incurred a net loss of $5,818,122 for the six month period ended September 30, 2009. The Company's current liabilities exceeded its current assets by $2,319,879 as of September 30, 2009.

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
SEPTEMBER 30, 2009

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Loss per Share

The Company has adopted Accounting Standards Codification subtopic 260-10, Earnings Per Share (“ASC 260-10”) that specifies the computation, presentation and disclosure requirements of earnings per share information. Basic earnings per share have been calculated based upon the weighted average number of common shares outstanding. Stock options and warrants have been excluded as common stock equivalents in the diluted earnings per share because they are either antidilutive, or their effect is not material.

Recent Accounting Pronouncements

With the exception of those stated below, there have been no recent accounting pronouncements or changes in accounting pronouncements during the nine months ended September 30, 2009, as compared to the recent accounting pronouncements described in the Annual Report that are of material significance, or have potential material significance, to the Company.

Effective July 1, 2009, the Company adopted the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 105-10, Generally Accepted Accounting Principles – Overall (“ASC 105-10”). ASC 105-10 establishes the FASB Accounting Standards Codification (the “Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. GAAP. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. All guidance contained in the Codification carries an equal level of authority. The Codification superseded all existing non-SEC accounting and reporting standards. All other non-grandfathered, non-SEC accounting literature not included in the Codification is non-authoritative. The FASB will not issue new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts. Instead, it will issue Accounting Standards Updates (“ASUs”). The FASB will not consider ASUs as authoritative in their own right. ASUs will serve only to update the Codification, provide background information about the guidance and provide the bases for conclusions on the change(s) in the Codification. References made to FASB guidance throughout this document have been updated for the Codification.

Effective January 1, 2008, the Company adopted FASB ASC 820-10, Fair Value Measurements and Disclosures – Overall (“ASC 820-10”) with respect to its financial assets and liabilities. In February 2008, the FASB issued updated guidance related to fair value measurements, which is included in the Codification in ASC 820-10-55, Fair Value Measurements and Disclosures – Overall – Implementation Guidance and Illustrations. The updated guidance provided a one year deferral of the effective date of ASC 820-10 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually. Therefore, the Company adopted the provisions of ASC 820-10 for non-financial assets and non-financial liabilities effective January 1, 2009, and such adoption did not have a material impact on the Company’s consolidated results of operations or financial condition.

Effective April 1, 2009, the Company adopted FASB ASC 820-10-65, Fair Value Measurements and Disclosures – Overall – Transition and Open Effective Date Information (“ASC 820-10-65”). ASC 820-10-65 provides additional guidance for estimating fair value in accordance with ASC 820-10 when the volume and level of activity for an asset or liability have significantly decreased. ASC 820-10-65 also includes guidance on identifying circumstances that indicate a transaction is not orderly. The adoption of ASC 820-10-65 did not have an impact on the Company’s consolidated results of operations or financial condition.

GLOBAL INVESTOR SERVICES, INC.
(FORMERLY THERETIREMENT SOLUTION.COM, INC.)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent Accounting Pronouncements (continued)

Effective April 1, 2009, the Company adopted FASB ASC 825-10-65, Financial Instruments – Overall – Transition and Open Effective Date Information (“ASC 825-10-65”). ASC 825-10-65 amends ASC 825-10 to require disclosures about fair value of financial instruments in interim financial statements as well as in annual financial statements and also amends ASC 270-10 to require those disclosures in all interim financial statements. The adoption of ASC 825-10-65 did not have a material impact on the Company’s consolidated results of operations or financial condition.

Effective April 1, 2009, the Company adopted FASB ASC 855-10, Subsequent Events – Overall (“ASC 855-10”). ASC 855-10 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date – that is, whether that date represents the date the financial statements were issued or were available to be issued. This disclosure should alert all users of financial statements that an entity has not evaluated subsequent events after that date in the set of financial statements being presented. Adoption of ASC 855-10 did not have a material impact on the Company’s consolidated results of operations or financial condition. The Company has evaluated subsequent events through November 16, 2009, the date the financial statements were issued.

Effective July 1, 2009, the Company adopted FASB ASU No. 2009-05, Fair Value Measurements and Disclosures (Topic 820) (“ASU 2009-05”). ASU 2009-05 provided amendments to ASC 820-10, Fair Value Measurements and Disclosures – Overall, for the fair value measurement of liabilities. ASU 2009-05 provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using certain techniques. ASU 2009-05 also clarifies that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of a liability. ASU 2009-05 also clarifies that both a quoted price in an active market for the identical liability at the measurement date and the quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements. Adoption of ASU 2009-05 did not have a material impact on the Company’s consolidated results of operations or financial condition.

In October 2009, the FASB issued ASU 2009-13, Multiple-Deliverable Revenue Arrangements, (amendments to FASB ASC Topic 605, Revenue Recognition) (“ASU 2009-13”) and ASU 2009-14, Certain Arrangements That Include Software Elements, (amendments to FASB ASC Topic 985, Software) (“ASU 2009-14”). ASU 2009-13 requires entities to allocate revenue in an arrangement using estimated selling prices of the delivered goods and services based on a selling price hierarchy. The amendments eliminate the residual method of revenue allocation and require revenue to be allocated using the relative selling price method. ASU 2009-14 removes tangible products from the scope of software revenue guidance and provides guidance on determining whether software deliverables in an arrangement that includes a tangible product are covered by the scope of the software revenue guidance. ASU 2009-13 and ASU 2009-14 should be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early adoption permitted. The Company does not expect adoption of ASU 2009-13 or ASU 2009-14 to have a material impact on the Company’s consolidated results of operations or financial condition.

GLOBAL INVESTOR SERVICES, INC.
(FORMERLY THERETIREMENT SOLUTION.COM, INC.)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009

2. PROPERTY AND EQUIPMENT

The Company’s property and equipment at September 30, 2009 and March 31, 2009 consist of the following:

	September 30, 2009	March 31, 2009
Software	$2,920,000	$2,920,000
Computer equipment	4,211	4,211
Office equipment	23,568	23,568
	2,947,779	2,947,779
Less accumulated depreciation	(1,326,533)	(940,754)
	$1,621,246	$2,007,025

Depreciation and amortization expense charged to operations amounted to $385,778 for the six month periods ended September 30, 2009 and 2008, respectively.

3. CUSTOMERS LIST

The Company’s customers list at September 30, 2009 and March 31, 2009 consist of the following:

	September 30, 2009	March 31, 2009
Customers list	$499,747	$499,747
Less accumulated amortization	(284,578)	(201,287)
	$215,169	$298,460

The Company recorded amortization expense for the six month period ended September 30, 2009 and 2008 of $83,291.

4. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities consisted of the following at September 30, 2009 and March 31, 2009:

	September 30, 2009	March 31, 2009
Accounts payable	$655,242	$682,808
Accrued consulting payable	28,247	10,949
Accrued interest payable	385,089	152,676
Accrued payroll taxes	6,563	8,555
Accrued salaries and wages	709,896	416,222
	$1,785,037	$1,271,210

GLOBAL INVESTOR SERVICES, INC.
(FORMERLY THERETIREMENT SOLUTION.COM, INC.)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009

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

The financing costs of $199,912 are amortized ratably over a six month term. During the six month period ended September 30, 2009, the Company had charged to current period operations $5,910 as amortization of financing costs

On March 31, 2009, the Company issued a convertible debenture of $1,000,000 as payment of the above advances. The convertible note is due on July 31, 2011 with interest at 20% per annum, due at maturity. The note is convertible at $0.08, unsecured. (See note 7 below)

6. NOTES PAYABLE

A summary of notes payable at September 30, 2009 and March 31, 2009 are as follows:

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

GLOBAL INVESTOR SERVICES, INC.
(FORMERLY THERETIREMENT SOLUTION.COM, INC.)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009

6. NOTES PAYABLE (continued)

Promissory Note Payable

On January 20, 2009, the Company received $200,000 in exchange for a promissory note payable, due July 20, 2009 with interest due monthly at 20% per annum. The note is secured by common stock and is personally guaranteed by certain officers of the Company. The note contains certain first right of payment should the Company be successful in raising $500,000 to $1,500,000 in a Private Placement Offering before any payments can be distributed from the escrow. (Note in default)

In connection with the issuance of the promissory note payable, the Company issued warrants to purchase its common stock at $0.01 per share for five years. The fair value of the warrants of $101,183 is amortized ratably of the term of the promissory note. During the six month period ended September 30, 2009, the Company had charged to current period operations $62,052 as amortization of financing costs. The fair value of the warrants were determined using the Black Scholes Option Pricing Model based on the following assumptions: Dividend yield: -0-%; Volatility: 138.87%; Risk free rate: 1.48%; Term: 5 years.

At September 30, 2009 and March 31, 2009, balances consist of the following:

	September 30, 2009	March 31, 2009
Convertible promissory note	$182,085	$182,085
Note payable to related party	200,000	200,000
	382,085	382,085
Less: current portion	(382,085)	(382,085)
Long-term debt	$-	$-

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
SEPTEMBER 30, 2009

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

In accordance with Accounting Standards Codification subtopic 470-20, Debt With Conversions and Other Options (“ASC 470-20”), the Company recognized an imbedded beneficial conversion feature present in Convertible Note #17. The Company allocated a portion of the proceeds equal to the intrinsic value of that feature to additional paid-in capital. The Company recognized and measured an aggregate of $20,000 of the proceeds, which is equal to the intrinsic value of the imbedded beneficial conversion feature, to additional paid-in capital and a discount against the Convertible Note. The debt discount attributed to the beneficial conversion feature is charged to current period operations as interest expense

In connection with the issuance of the convertible debenture, the Company issued 100,000 shares of common stock. The common stock was valued at the date of the related convertible debenture and charged to current period operations as financing costs.

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

In accordance with ASC 470-20, the Company recognized an imbedded beneficial conversion feature present in Convertible Note #18. The Company allocated a portion of the proceeds equal to the intrinsic value of that feature to additional paid-in capital. The Company recognized and measured an aggregate of $32,333 of the proceeds, which is equal to the intrinsic value of the imbedded beneficial conversion feature, to additional paid-in capital and a discount against the Convertible Note.

GLOBAL INVESTOR SERVICES, INC.
(FORMERLY THERETIREMENT SOLUTION.COM, INC.)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009

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

For the six month periods ended September 30, 2009 and 2008, the Company amortized $5,404 and $4,341 to current period operations as interest expense, respectively.

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

In accordance with ASC 470-20, the Company recognized an imbedded beneficial conversion feature present in Convertible Notes #19. The Company allocated a portion of the proceeds equal to the intrinsic value of that feature to additional paid-in capital. The Company recognized and measured an aggregate of $108,182 of the proceeds, which is equal to the intrinsic value of the imbedded beneficial conversion feature, to additional paid-in capital and a discount against the Convertible Note.

In connection with the issuance of the convertible debenture, the Company issued 700,000 shares of common stock. The common stock was valued at the date of the related convertible debenture.

The total debt discount attributed to the beneficial conversion feature of $108,182 is charged operations ratably over the note term as interest expense.

For the six month periods ended September 30, 2009 and 2008, the Company amortized $18,080 and $14,523 to current period operations as interest expense, respectively.

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

In accordance with ASC 470-20, the Company recognized an imbedded beneficial conversion feature present in Convertible Note #21. The Company allocated a portion of the proceeds equal to the intrinsic value of that feature to additional paid-in capital. The Company recognized and measured an aggregate of $27,344 of the proceeds, which is equal to the intrinsic value of the imbedded beneficial conversion feature, to additional paid-in capital and a discount against the Convertible Note.

GLOBAL INVESTOR SERVICES, INC.
(FORMERLY THERETIREMENT SOLUTION.COM, INC.)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009

7. CONVERTIBLE DEBENTURES (continued)

Convertible Debenture #7 (continued)

The total debt discount attributed to the beneficial conversion feature of $27,344 is charged operations ratably over the note term as interest expense.

For the six month period ended September 30, 2009, the Company amortized $6,575 to current period operations as interest expense.

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

In accordance with ASC 470-20, the Company recognized an imbedded beneficial conversion feature present in Convertible Note #22. The Company allocated a portion of the proceeds equal to the intrinsic value of that feature to additional paid-in capital. The Company recognized and measured an aggregate of $10,938 of the proceeds, which is equal to the intrinsic value of the imbedded beneficial conversion feature, to additional paid-in capital and a discount against the Convertible Note.

The total debt discount attributed to the beneficial conversion feature of $10,938 is charged operations ratably over the note term as interest expense.

For the six month period ended September 30, 2009, the Company amortized $2,627 to current period operations as interest expense.

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

In accordance with ASC 470-20, the Company recognized an imbedded beneficial conversion feature present in Convertible Note #23. The Company allocated a portion of the proceeds equal to the intrinsic value of that feature to additional paid-in capital. The Company recognized and measured an aggregate of $32,813 of the proceeds, which is equal to the intrinsic value of the imbedded beneficial conversion feature, to additional paid-in capital and a discount against the Convertible Note.

The total debt discount attributed to the beneficial conversion feature of $32,813 is charged operations ratably over the note term as interest expense.

For the six month period ended September 30, 2009, the Company amortized $7,891 to current period operations as interest expense.

GLOBAL INVESTOR SERVICES, INC.
(FORMERLY THERETIREMENT SOLUTION.COM, INC.)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009

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

In accordance with ASC 470-20, the Company recognized an imbedded beneficial conversion feature present in Convertible Note #24. The Company allocated a portion of the proceeds equal to the intrinsic value of that feature to additional paid-in capital. The Company recognized and measured an aggregate of $43,750 of the proceeds, which is equal to the intrinsic value of the imbedded beneficial conversion feature, to additional paid-in capital and a discount against the Convertible Note.

The total debt discount attributed to the beneficial conversion feature of $43,750 is charged operations ratably over the note term as interest expense.

For the six month period ended September 30, 2009, the Company amortized $10,521 to current period operations as interest expense.

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

In accordance with ASC 470-20, the Company recognized an imbedded beneficial conversion feature present in Convertible Note #25. The Company allocated a portion of the proceeds equal to the intrinsic value of that feature to additional paid-in capital. The Company recognized and measured an aggregate of $10,938 of the proceeds, which is equal to the intrinsic value of the imbedded beneficial conversion feature, to additional paid-in capital and a discount against the Convertible Note.

The total debt discount attributed to the beneficial conversion feature of $10,938 is charged operations ratably over the note term as interest expense.

For the six month period ended September 30, 2009, the Company amortized $2,630 to current period operations as interest expense

GLOBAL INVESTOR SERVICES, INC.
(FORMERLY THERETIREMENT SOLUTION.COM, INC.)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009

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

In accordance with ASC 470-20, the Company recognized an imbedded beneficial conversion feature present in Convertible Note #26. The Company allocated a portion of the proceeds equal to the intrinsic value of that feature to additional paid-in capital. The Company recognized and measured an aggregate of $10,938 of the proceeds, which is equal to the intrinsic value of the imbedded beneficial conversion feature, to additional paid-in capital and a discount against the Convertible Note.

The total debt discount attributed to the beneficial conversion feature of $10,938 is charged operations ratably over the note term as interest expense.

For the six month period ended September 30, 2009, the Company amortized $2,630 to current period operations as interest expense

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

In accordance with ASC 470-20, the Company recognized an imbedded beneficial conversion feature present in Convertible Note #27. The Company allocated a portion of the proceeds equal to the intrinsic value of that feature to additional paid-in capital. The Company recognized and measured an aggregate of $5,469 of the proceeds, which is equal to the intrinsic value of the imbedded beneficial conversion feature, to additional paid-in capital and a discount against the Convertible Note.

The total debt discount attributed to the beneficial conversion feature of $5,469 is charged operations ratably over the note term as interest expense.

For the six month period ended September 30, 2009, the Company amortized $1,315 to current period operations as interest expense.

GLOBAL INVESTOR SERVICES, INC.
(FORMERLY THERETIREMENT SOLUTION.COM, INC.)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009

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

In accordance with ASC 470-20, the Company recognized an imbedded beneficial conversion feature present in Convertible Note #28. The Company allocated a portion of the proceeds equal to the intrinsic value of that feature to additional paid-in capital. The Company recognized and measured an aggregate of $128,606 of the proceeds, which is equal to the intrinsic value of the imbedded beneficial conversion feature, to additional paid-in capital and a discount against the Convertible Note.

The total debt discount attributed to the beneficial conversion feature of $128,606 is charged operations ratably over the note term as interest expense.

For the six month period ended September 30, 2009, the Company amortized $30,724 to current period operations as interest expense

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

GLOBAL INVESTOR SERVICES, INC.
(FORMERLY THERETIREMENT SOLUTION.COM, INC.)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009

7. CONVERTIBLE DEBENTURES (continued)

Convertible Promissory Notes (related party) (continued)

In accordance with ASC 470-20, the Company recognized an imbedded beneficial conversion feature present in the Convertible Promissory Notes. The Company allocated a portion of the proceeds equal to the intrinsic value of that feature to additional paid-in capital. The Company recognized and measured an aggregate of $1,250,000 of the proceeds, which is equal to the intrinsic value of the imbedded beneficial conversion feature, to additional paid-in capital and a discount against the Convertible Note. The debt discount attributed to the beneficial conversion feature is amortized ratably to operations as interest expense over the term of the promissory note.

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

Convertible Promissory Notes (#17)

On July 31, 2009, the Company issued a $1,029,000 Convertible Promissory Notes that matures July 31, 2012. The Promissory Notes bear interest at a rate of 8% and will be convertible into 34,300,000 shares of the Company’s common stock, at a conversion rate of $.03 per share and are subject to certain dilutive issuance provisions. Interest will also be converted into common stock at the conversion rate of $.003 per share. In connection with the issuance of the Convertible Promissory Notes, the Company issued 17,150,006 warrants to purchase the Company’s common stock at $0.050 per share over five years and is subject to certain dilutive issuance provisions.

In accordance with Accounting Standards Codification subtopic 815-40, Derivatives and Hedging: Contracts in Entity’s Own Equity (“ASC 815-40”), the Company is required to bifurcate the fair value of the reset provision from the host contract and mark to market the reset provision each reporting period. The fair value of the reset provision at the date of issuance, determined using the Black Scholes Option Pricing Method, was charged as an allocated debt discount.  The fair value was determined based on the following assumptions:

Dividend yield:	-0-%
Volatility	149.90%
Risk free rate:	1.62%

In connection with the issuance of the Convertible Promissory Notes, the Company issued 17,150,006 warrants with certain reset provisions.  In accordance with ASC 815-40, the Company is required to record the fair value of the warrants outside of equity and mark to market each reporting period. The fair value of the warrants at the date of issuance, determined using the Black Scholes Option Pricing Method, was charged as an allocated debt discount.  The fair value was determined based on the following assumptions:

Dividend yield:	-0-%
Volatility	149.90%
Risk free rate:	2.53%

GLOBAL INVESTOR SERVICES, INC.
(FORMERLY THERETIREMENT SOLUTION.COM, INC.)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009

7. CONVERTIBLE DEBENTURES (continued)

Convertible Promissory Notes (#17) (continued)

The Company allocated proceeds based on the relative fair values of the reset provisions of the debt and warrants, measured at an aggregate of $1,029,000, to the warrant and debt reset provision liabilities and a discount to Convertible Promissory Notes. Subsequent to the initial issuance date, the Company is required to adjust to fair value the warrant and debt reset provision liabilities as an adjustment to current period operations. (See Notes 8).

For the six month period ended September 30, 2009, the Company amortized $58,210 to current period operations as interest expense

At September 30, 2009 and March 31, 2009, balances consisted of the following:

	September 30, 2009	March 31, 2009
Convertible debenture #1	50,000	50,000
Convertible debenture #2	50,000	50,000
Convertible debenture #3	100,000	100,000
Convertible debenture #4	21,970	25,000
Convertible debenture #5, net of unamortized debt discount of $17,215 and $22,618, respectively	32,785	27,382
Convertible debentures #6, net of unamortized debt discount of $57,598 and $75,678, respectively	292,402	274,322
Convertible debenture #7, net of unamortized debt discount of $20,733 and $27,308, respectively	104,267	97,692
Convertible debenture #8, net of unamortized debt discount of $8,282 and $10,909, respectively	41,718	39,091
Convertible debenture #9, net of unamortized debt discount of $24,879 and $32,770, respectively	125,121	117,230
Convertible debenture #10, net of unamortized debt discount of $33,172 and $43,693, respectively	166,828	156,307
Convertible debenture #11, net of unamortized debt discount of $8,293 and $10,923, respectively	41,707	39,077
Convertible debenture #12, net of unamortized debt discount of $8,293 and $10,923, respectively	41,707	39,077

GLOBAL INVESTOR SERVICES, INC.
(FORMERLY THERETIREMENT SOLUTION.COM, INC.)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009

7. CONVERTIBLE DEBENTURES (continued)

	September 30, 2009	March 31, 2009
Convertible debenture #13, net of unamortized debt discount of $4,147 and $5,462, respectively	20,853	19,538
Convertible debenture #14, net of unamortized debt discount of $97,042 and $127,767, respectively	152,958	122,233
Convertible debenture #15	60,000	60,000
Convertible debenture #16	1,000,000	1,000,000
Convertible Promissory Notes #17, net of unamortized debt discount of $970,790	58,210	-
Convertible promissory notes, net of unamortized debt discount of $-0 and $-0-, respectively, related party	1,333,333	1,333,333
Total	3,693,859	3,550,282
Less: current portion	(200,000)	(200,000)
Long term portion	$2,160,526	$2,016,949
Long term portion, related party	$1,333,333	$1,333,333

8. RESET DERIVATIVE LIABILITY

As described in Note 7 above, the Company issued of Convertible Promissory Notes that contain certain reset provisions. Therefore, in accordance with ASC 815-40, the Company bifurcated the fair value of the reset provision from debt instrument to a liability at the date of issuance.  Subsequent to the initial issuance date, the Company is required to adjust to fair value the reset provision as an adjustment to current period operations.

The Company recorded a loss on change in fair value of reset derivative liability of $1,248,648.

The fair value of the reset liability at September 30, 2009 was determined using the Black Scholes Option Pricing Model with the following assumptions:
Dividend yield:	-0-%
Volatility	140.70%
Risk free rate:	1.45%

As of the date of the financial statements the reset derivative liability valued at $1,922,314, the Company believes an event under the contract that would create an obligation to settle in cash or other current assets in remote and has classified the obligation as a long term liability.

9. WARRANT LIABILITY

As described in Note 7 above, the Company issued warrants in conjunction with the issuance of Convertible Promissory Notes.  These warrants contain certain reset provisions. Therefore, in accordance with ASC 815-40, the Company reclassified the fair value of the warrant from equity to a liability at the date of issuance.  Subsequent to the initial issuance date, the Company is required to adjust to fair value the warrant as an adjustment to current period operations.

The Company recorded a loss on change in fair value of warrant liability of $663,381.

GLOBAL INVESTOR SERVICES, INC.
(FORMERLY THERETIREMENT SOLUTION.COM, INC.)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009

9. WARRANT LIABILITY (continued)

The fair values of the warrants at September 30, 2009 were determined using the Black Scholes Option Pricing Model with the following assumptions:
Dividend yield:	-0-%
Volatility	140.70%
Risk free rate:	2.31%

As of the date of the financial statements the warrant liability valued at $1,018,715, the Company believes an event under the contract that would create an obligation to settle in cash or other current assets in remote and has classified the obligation as a long term liability.

10. RELATED PARTY TRANSACTIONS

The Company is periodically advanced interest free operating funds from related parties and shareholders.  The advances are due on demand. At September 30, 2009 and March 31, 2009, due to related party was $31,251 and $130,701, respectively.

In addition, as described in note 7 above, the Company issued an aggregate of $5,000,000 in convertible promissory notes in connection with the acquisition of ITT and Razor during the year ended March 31, 2008.  As of September 30, 2009, the outstanding balance was $1,333,333. The noteholders are current employees of the Company’s consolidated group.

The Company is under a contract with a related party corporation whereby the related party provides marketing and promotional activity in exchange for 20% of gross revenue from sales of the related corporation’s products and services. Contained within the contract are a minimum number of subscribers the Company is required to maintain to ensure exclusivity.

11. OPERATING LEASE COMMITMENTS

In June 2007, the Company entered into a lease agreement for office space under an operating lease agreement (Agreement). Under the Agreement, minimum monthly lease payments of $11,267 (including utilities and operating expenses) are required, continuing on a month-to-month basis until July 29, 2010. The first payment began in July 2007. A security deposit in the amount of $33,800 is required to be maintained on deposit with the landlord and has been capitalized as an asset on the balance sheet. The unused portion of the security deposit will be returned to the Company, after expiration of the term of the lease and delivery to the landlord of possession of the premises in accordance with the provisions of the Agreement. As the September 30, 2009, the Company moved from the facility and accordingly recorded a change to current period operations the security deposit of $33,800.  See Note 13 below.

GLOBAL INVESTOR SERVICES, INC.
(FORMERLY THERETIREMENT SOLUTION.COM, INC.)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009

11. OPERATING LEASE COMMITMENTS (continued)

In March 2008, the Company entered into a lease agreement for office space under a sublease agreement (“sublease”). Under the sublease, minimum monthly lease payments of $18,210 are required with payments escalating annually through September 30, 2010. The first payment began April 15, 2008.

The future minimum lease rentals under this sublease are as follows:
Period Ending March 31,
2010	$102,606
2011	115,914
$218,520

The rent expense for all leases for the six month period ended September 30, 2009 and 2008 was $123,298 and $221,179, respectively.

In August 2009, the Company entered into a lease agreement for office space for the period from September 1, 2009 through November 1, 2009 for a monthly lease payment of $1,695.

12.  CAPITAL STOCK

Subscription

During the year ended March 31, 2009, the Company received a preferred stock subscription for 62,500 shares of Series B convertible preferred stock for $500,000, subject to the approval of the shareholders of the Company.

The Company is obligated to issue 6,250,000 shares of its common stock should the Company be unable to issue the preferred stock and therefore the subscription received is considered an equity financing transaction.

Common stock

The Company is authorized to issue 700,000,000 shares of common stock with par value $.001 per share. As of September 30, 2009, the Company had 339,012,570 shares of common stock issued and outstanding.

In April 2009, the Company issued an aggregate of 400,000 shares of its common stock for services rendered.

In April 2009, the Company issued an aggregate of 1,600,000 shares of its common stock in exchange for outstanding accounts payable.

In May 2009, the Company issued an aggregate of 1,100,000 shares of its common stock for services rendered.

In July 2009, the Company issued an aggregate of 825,000 shares of its common stock in settlement of $49,500 in accrued interest.

In July 2009, the Company issued an aggregate of 400,000 shares of its common stock for services rendered.

In August 2009, the Company issued an aggregate of 400,000 shares of its common stock for services rendered.

In September 2009, the Company issued an aggregate of 14,472,770 shares of its common stock for services rendered.

GLOBAL INVESTOR SERVICES, INC.
(FORMERLY THERETIREMENT SOLUTION.COM, INC.)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009

13. COMMITMENTS AND CONTINGENCIES

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

On July 16, 2009, a petition for judgment was filed with the Civil Court of the City of New York naming the Company as a defendant relating to property leased by the Company from the defendant for recovery of past due rent payments, interest and legal costs totally $82,732.  As of September 30, 2009, the Company has accrued their obligation under the lease.

The Company may be subject to legal proceedings and claims which arise in the ordinary course of its business. Although occasional adverse decisions or settlements may occur, the Company believes that the final disposition of such matters should not have a material adverse effect on its financial position, results of operations or liquidity. The Company had no pending legal proceedings or claims as of September 30, 2009.

GLOBAL INVESTOR SERVICES, INC.
(FORMERLY THERETIREMENT SOLUTION.COM, INC.)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009

14. LOSS PER COMMON SHARE

The following table presents the computation of basic and diluted loss per share for the three month period ended September 30, 2009 and 2008:

	Three months ended September 30, 2009	Three months ended September 30, 2008
Net loss available for common shareholders	$(4,314,930)	$(1,980,441)
Loss per share (basic and assuming dilution)	$(0.01)	$(0.01)

Weighted average common shares outstanding
Basic	321,015,235	255,543,140
Fully diluted	321,015,235	255,543,140

The following table presents the computation of basic and diluted loss per share for the six month period ended September 30, 2009 and 2008:

	Six months ended September 30, 2009	Six months ended September 30, 2008
Net loss available for common shareholders	$(5,818,122)	$(4,422,278)
Loss per share (basic and assuming dilution)	$(0.02)	$(0.02)

Weighted average common shares outstanding
Basic	317,780,046	249,867,345
Fully diluted	317,780,046	249,867,345

Fully-diluted weighted-average common shares outstanding are not utilized in the calculation of loss per common share as the effect would be anti-dilutive, decreasing the reported loss per common share.

15. INCOME TAXES

 The Company has adopted Accounting Standards Codification subtopic 740-10, Income Taxes (“ASC 740-10”) which requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statement or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between financial statements and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Temporary differences between taxable income reported for financial reporting purposes and income tax purposes are insignificant.

GLOBAL INVESTOR SERVICES, INC.
(FORMERLY THERETIREMENT SOLUTION.COM, INC.)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009

15. INCOME TAXES (continued)

At September 30, 2009 the Company has available for federal income tax purposes a net operating loss carryforward of approximately $55,000,000 expiring in the year 2026, that may be used to offset future taxable income. The Company has provided a valuation reserve against the full amount of the net operating loss benefit, since in the opinion of management based upon the earnings history of the Company; it is more likely than not that the benefits will not be realized. Due to significant changes in the Company's ownership, the future use of its existing net operating losses may be limited. Components of deferred tax assets as of September 30, 2009 are as follows:

Noncurrent:
Net operating loss carryforward	$19,250,000
Valuation allowance	(19,250,000)
Net deferred tax asset	$-

The total provision differs from the amount that would be obtained by applying the federal statutory rate of 34% to income before income taxes, as follows:

Expected tax provision (benefit)	$(19,250,000)
Effect of:
State income taxes, net of federal benefit	-
Net operating loss carryforward	16,800,000
Increase in valuation allowance	2,450,000
Graduated rates	-
$19,250,000

16. STOCK OPTIONS AND WARRANTS

Employee Stock Options

The following table summarizes the changes in employee stock options outstanding and the related prices for the shares of the Company’s common stock issued to employees of the Company under a non-qualified employee stock option plan at September 30, 2009:

GLOBAL INVESTOR SERVICES, INC.
(FORMERLY THERETIREMENT SOLUTION.COM, INC.)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009

16. STOCK OPTIONS AND WARRANTS (continued)

Employee Stock Options (continued)

	Options Outstanding			Options Exercisable
			Weighted		Weighted
		Weighted	Average		Average
		Average	Exercise		Exercise
Range of	Number of	Remaining	Price of	Number of	Price of
Exercise	Shares	Contractual	Outstanding	Shares	Exercisable
Prices	Outstanding	Life (Years)	Options	Exercisable	Options

$0.05	7,000,000	10.00	$0.05	2,000,000	$0.05
0.06	9,500,000	7.74	0.06	8,000,000	0.06
	16,500,000	8.70	$0.056	10,000,000	$.053

Transactions involving stock options issued to employees are summarized as follows:

		Weighted
		Average
	Number of	Exercise
	Shares	Price

Options outstanding at March 31, 2008	9,330,490	$0.388
Granted	-	-
Exercised	-	-
Cancelled or expired	-	-
Options outstanding at March 31, 2009	9,330,490	0.388
Granted	8,500,000	0.05
Exercised	-	-
Cancelled or expired	(1,330,490)	(0.25)
Options outstanding at September 30, 2009	16,500,000	$0.056

For the six month periods ended September 30, 2009, the Company granted 8,500,000 options to purchase to Company’s commons stock at $0.05 to $0.06 per share over ten years.  2,500,000 options vested immediately with the reminder vesting over the next three years. The fair value of the vested options granted during the six month periods ended September 30, 2009 and 2008 of $473,054 and $412,200 was recorded as a current period charge to earnings.

During the six month period ended September 30, 2009, the Company re-priced certain employee options initially with exercise prices from $0.41 to $0.42 to $0.06 per share with other terms remaining the same.  The fair value of the fully vested re-priced options of $9,381 was charged to current period operations.

GLOBAL INVESTOR SERVICES, INC.
(FORMERLY THERETIREMENT SOLUTION.COM, INC.)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009

16. STOCK OPTIONS AND WARRANTS (continued)

Employee Stock Options (continued)

The fair values of the fully vested re-priced employee options were determined using the Black Scholes option pricing model with the following assumptions:

Dividend yield:	-0-%
Volatility	140.70%
Risk free rate:	3.31%

Non-Employee Stock Options

The following table summarizes the changes in options outstanding and the related prices for the shares of the Company’s common stock issued to consultants and non-employees of the Company at September 30, 2009:

	Options Outstanding			Options Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
Exercise	Number	Contractual	Exercise	Number of	Exercise
Prices	Outstanding	Life (Years)	Price	Exercisable	Price
$0.145	500,000	3.70	$0.145	500,000	$0.145
0.22	300,000	6.25	0.22	300,000	0.22
0.25	2,469,135	1.79	0.25	2,469,135	0.25
0.33	20,000	0.24	0.33	20,000	0.33
	3,289,135	2.47	$0.24	3,289,135	$0.24

Transactions involving stock options issued to consultants and non-employees are summarized as follows:

		Weighted
		Average
	Number of	Price
	Shares	Per Share

Options outstanding at March 31, 2008	4,489,135	$0.29
Granted	500,000	0.145
Exercised	-	-
Cancelled or expired	(1,700,000)	(0.22)
Options outstanding at March 31, 2009	3,289,135	0.26
Granted	-	-
Exercised	-	-
Cancelled or expired	-	-
Options outstanding at September 30, 2009	3,289,135	$0.24

GLOBAL INVESTOR SERVICES, INC.
(FORMERLY THERETIREMENT SOLUTION.COM, INC.)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009

16. STOCK OPTIONS AND WARRANTS (continued)

Non-Employee Stock Options (continued)

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

(a)         the expected option life is based on contractual expiration dates

The determined fair value of $14,661 was charged to current period operations during the six months ended September 30, 2009.

  Warrants

The following table summarizes the changes in warrants outstanding and the related prices for the shares of the Company’s common stock issued to shareholders at September 30, 2009:

	Warrants Outstanding			Warrants Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
Exercise	Number	Contractual	Exercise	Number	Exercise
Price	Outstanding	Life (Years)	Price	Exercisable	Price

$0.01	2,000,000	4.30	$0.01	1,000,000	$0.01
0.05	17,150,006	2.84	0.05	17,150,006	0.05
0.22	195,000	0.60	0.22	195,000	0.22
0.50	3,602,500	0.58	0.50	3,602,500	0.50
Total	22,947,506	2.57	$0.12	22,947,506	$0.12

GLOBAL INVESTOR SERVICES, INC.
(FORMERLY THERETIREMENT SOLUTION.COM, INC.)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009

16. STOCK OPTIONS AND WARRANTS (continued)

  Warrants (continued)

Transactions involving the Company’s warrant issuance are summarized as follows:

		Average
	Number of	Price
	Shares	Per Share

Warrants outstanding at March 31, 2008	3,797,500	$0.49
Granted	2,000,000	0.01
Exercised	-	-
Cancelled or expired	-	-
Warrants outstanding at March 31, 2009	5,797,500	0.39
Granted	17,150,006	0.05
Exercised	-	-
Cancelled or expired	-	-
Warrants outstanding at September 30, 2009	22,947,506	$0.12

Warrants granted during the year ended March 31, 2009 totaling 2,000,000 were issued in connection with promissory note payable.  The warrants are exercisable until five years after the date of issuance at a purchase price of $0.01 per share.  The fair value of the warrants at the date of issuance was determined using the Black-Scholes Option Pricing Method with the following assumptions: dividend yield: -0-%; volatility: 138.87%, risk free interest rate: 1.48%

 On July 31, 2009, warrants totaling 17,150,006 were issued in connection with issuance of Convertible Promissory Notes. The warrants are exercisable for three years from the date of issuance at an exercise price of $0.05 per share.  The warrants were valued using the Black Scholes option pricing method with the following assumptions:  dividend yield $-0-, volatility of 149.90% and risk free rate from 2.53%.  As described in Note 9 above, these warrants contain certain reset provisions for the first year which require the Company to classify the market value of the warrants outside of equity.

17.  FAIR VALUE MEASUREMENT

The Company adopted the provisions of Accounting Standards Codification subtopic 825-10, Financial Instruments (“ASC 825-10”) on January 1, 2008. ASC 825-10 defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities required or permitted to be recorded at fair value, the Company considers the principal or most advantageous market in which it would transact and considers assumptions that market participants would use when pricing the asset or liability, such as inherent risk, transfer restrictions, and risk of nonperformance. ASC 825-10 establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 825-10 establishes three levels of inputs that may be used to measure fair value:

Level 1 - Quoted prices in active markets for identical assets or liabilities.

GLOBAL INVESTOR SERVICES, INC.
(FORMERLY THERETIREMENT SOLUTION.COM, INC.)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009

17.  FAIR VALUE MEASUREMENT (continued)

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

Upon adoption of ASC 825-10, there was no cumulative effect adjustment to beginning retained earnings and no impact on the consolidated financial statements.

The carrying value of the Company’s cash and cash equivalents, accounts receivable, accounts payable, short-term borrowings (Including convertible notes payable), and other current assets and liabilities approximate fair value because of their short-term maturity.

Items recorded or measured at fair value on a recurring basis in the accompanying condensed consolidated financial statements consisted of the cash, other current assets, warrant liability and reset derivative liability. Convertible debentures were determined at a net discount rate of 2% per annum for the terms of the notes:

	Quoted Prices in Active Markets for Identical Instruments Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Assets at fair Value
Assets:
Cash	$302,780	$-	$-	$302,780
Other current assets	1,521	-	-	1,521
Liabilities:
Long term convertible debentures	-	-	(4,732,508)	(4,732,508)
Reset derivative liability			(1,922,314)	(1,922,314)
Warrant liability			(1,018,715)	(1,018,715)
Total	$304,301	$-	$(7,673,537)	$(7,369,236)

At September 30, 2009, the fair values of the convertible debentures were determined at a net discount rate of 2% per annum for the terms of the notes.

GLOBAL INVESTOR SERVICES, INC.
(FORMERLY THERETIREMENT SOLUTION.COM, INC.)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009

18. GOING CONCERN MATTERS

The Company’s unaudited condensed consolidated financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred significant losses which have resulted in an accumulated deficit of $55,503,122 at September 30, 2009 which raises substantial doubt about the Company’s ability to continue as a going concern. The accompanying unaudited condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty.

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

19. SUBSEQUENT EVENTS

In October 2009 the Company issued 200,000 sahres for consulting services rendered.

Subsequent events have been evaluated through November 16, 2009, a date that the financial statements were issued.

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

Results of Operations

Three months ended September 30, 2009 compared to three months ended September 30, 2008:

Revenues:

	Three Months Ended		Three Months Ended
	September 30, 2009		September 30, 2008		Variance

Subscription revenues	$233,850	80%	$364,040	49%	$(130,190)	(35.8)%
Training revenues	57,376	20%	377,527	51%	(320,151)	(84.8)%

Total	$291,226	100%	$741,567	100%	$(450,341)	(60.7)%

Revenue for the three months ended September 30, 2009 was $291,226 which represented a $450,341 decrease from revenue of $741,567 for the three months ended September 30, 2008.  Revenue in the past quarter was below forecast primarily due to the continuation of the economic crisis and the upheaval in the markets. While the company was able to attract consumers to its direct marketing efforts in the past months, there appeared to be a general lack of consumer confidence as we observed that potential clients at our events were reluctant to spend on Investor Education during this difficult and unsettled period.

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

Cost of sales:

Cost of sales for the three month period ended September 30, 2009 was $196,157 (67.4% of sales) as compared to $728,694 (98.3% of sales) for the same period last year.  The primary reason for this decrease is our transition to our recurring revenue stream.  Our gross profit was $95,069 as compared to $12,873 for same period last year.  The primary reason for the improved margins is form this transition.

Operating Expenses:

A summary of significant operating expenses for the three months ended September 30, 2009 and the three months ended September 30, 2008 follows:

	Three Months		Three Months
	Ended		Ended
	September 30, 2009		September 30, 2008		Variance

Selling, general and administrative	$1,974,487	89%	$1,380,137	85%	$(594,350)	(43.1)%
Depreciation and amortization	234,535	11%	234,535	15%	-	-%
Total	$2,209,022	100%	$1,614,672	100%	$(594,350)	(36.8)%

Our selling, general and administrative expenses for the three month period ended September 30, 2009 was $1,974,487 as compared to $1,380,137 for the three months ended September 30, 2008.  The primary reason for this increase is a result of additional operating and overhead costs incurred this quarter.

Other:

A summary of significant other income (expenses) for the three months ended September 30, 2009 and the three months ended September 30, 2008 follows:

Three Months	Three Months
Ended	Ended
September 30, 2009	September 30, 2008	Variance

Loss on change in fair value of warrant and reset derivative	$(1,912,030)	87%	$-	-%	$(1,912,030)	(100)%
Interest and other, net	(288,947)	13%	(378,612)	100%	89,665	24%
Total	$(2,200,977)	100%	$(378,612)	100%	$1,822,365	(481.3)%

During the three months ended September 30, 2009, we issued convertible promissory notes and related warrants that contain certain reset provisions requiring us to fair value both the warrants and reset derivative each reporting period and mark to market as a non cash adjustment to our current period operations.  This resulted in a charge to our current period operations of $1,912,030.

Our net interest and other decreased from $378,612 to $288,947 due to debt conversions and lower interest rates with any replacement notes.

Six months ended September 30, 2009 compared to six months ended September 30, 2008:

Revenues:

	Six Months Ended		Six Months Ended
	September 30, 2009		September 30, 2008		Variance

Subscription revenues	$467,851	83%	$971,183	58%	$(503,332)	(51.8)%
Training revenues	98,957	17%	690,741	42%	(591,784)	(85.7)%
Services and other	-	-%	4,500	0%	(4,500)	(100)%
Total	$566,808	100%	$1,666,424	100%	$(1,099,616)	(65.99)%

Revenue for the six months ended September 30, 2009 was $566,808 which represented a $1,099,616 decrease from revenue of $1,666,424 for the six months ended September 30, 2008.  Revenue in the past six months was below forecast primarily due to the continuation of the economic crisis and the upheaval in the markets. While the company was able to attract consumers to its direct marketing efforts in the past months, there appeared to be a general lack of consumer confidence as we observed that potential clients at our events were reluctant to spend on Investor Education during this difficult and unsettled period.

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

Cost of sales:

Cost of sales for the six month period ended September 30, 2009 was $454,086 (80.1% of sales) as compared to $1,553,708 (93.2% of sales) for the same period last year.  The primary reason for this decrease is our transition to our recurring revenue stream.  Our gross profit was $112,722 as compared to $112,716 for same period last year, approximately the same with less revenue.

Operating Expenses:

A summary of significant operating expenses for the six months ended September 30, 2009 and the six months ended September 30, 2008 follows:

	Six Months		Six Months
	Ended		Ended
	September 30, 2009		September 30, 2008		Variance

Selling, general and administrative	$3,024,631	87%	$3,178,414	87%	$153,783	4.8%
Depreciation and amortization	469,070	13%	469,070	13%	-	-%
Total	$3,493,701	100%	$3,647,484	100%	$153,783	4.2%

Our selling, general and administrative expenses for the six month period ended September 30, 2009 was $3,024,631 as compared to $3,178,414 for the six months ended September 30, 2008.  The primary reason for this decrease is a result of reduced operating and overhead costs incurred for the period.

Other:

A summary of significant other income (expenses) for the six months ended September 30, 2009 and the six months ended September 30, 2008 follows:

Six Months	Six Months
Ended	Ended
September 30, 2009	September 30, 2008	Variance

Loss on change in fair value of warrant and reset derivative	$(1,912,030)	78%	$-	-%	$(1,912,030)	(100)%
Interest and other, net	(525,113)	12%	(887,510)	100%	362,397	41%
Total	$(2,437,143)	100%	$(887,510)	100%	$(1,549,633)	(174.6)%

During the six months ended September 30, 2009, we issued convertible promissory notes and related warrants that contain certain reset provisions requiring us to fair value both the warrants and reset derivative each reporting period and mark to market as a non cash adjustment to our current period operations.  This resulted in a charge to our current period operations of $1,912,030.

Our net interest and other decreased from $887,510 to $525,113 due to debt conversions and lower interest rates with any replacement notes.

Liquidity and Capital Resources

As of September 30, 2009, the Company had a working capital deficit of $2,319,879. The Company generated a deficit in cash flow from operating activities of $688,999 for the six month period September 30, 2009. This deficit is primarily attributable to the Company's net loss from operations of $5,818,122 and is partially offset by following: A charge for the value of options issued for services of $487,715, recognition of an imbedded beneficial conversion of convertible debentures of $146,607, change in fair value of warrant and derivative liabilities of $1,912,029, stock issued for services of $932,762, amortization of financing costs of $67,962, amortization and depreciation expense of $469,070, and changes in the balances of current assets and liabilities. Employee advances, unbilled revenue and other current assets decreased by $64,033, net. Accounts payable and accrued liabilities increased by $613,027 and deferred revenue decreased by $47,587, net.

The Company did not generate any cash flow from investing activities for the six months ended September 30, 2009.

The Company’s generated a cash flow from financing activities for the six month period ended September 30, 2009 through proceeds from borrowing on convertible promissory notes of $1,015,970, net with related party advance repayments of $99,450.

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

We estimate that during the next twelve months we will need approximately $1,000,000 in additional capital to fully implement our business plan. Our business plan encompasses investing behind our business development strategy, our marketing campaigns and in building our business operations. As of the date of this filing, we have minimal operating capital to continue our business and marketing initiatives for the next twelve months. If we are not successful in generating sufficient cash flow from operations or in raising sufficient capital resources to finance our growth, on terms acceptable to us, this could have a material adverse effect on our business, results of operations, liquidity and financial condition, we will have to adjust our planned operations and development on a more limited scale and, ultimately, may cease to continue our business.

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

Revenue Recognition

For revenue from product sales and services, the Company recognizes revenue in accordance with Accounting Standards Codification subtopic 605-10, Revenue Recognition (“ASC 605-10”) which requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the selling price is fixed and determinable; and (4) collectibility is reasonably assured. Determination of criteria (3) and (4) are based on management's judgments regarding the fixed nature of the selling prices of the products delivered and the collectibility of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. The Company defers any revenue for which the product has not been delivered or is subject to refund until such time that the Company and the customer jointly determine that the product has been delivered or no refund will be required. ASC 605-10 incorporates Accounting Standards Codification subtopic 605-25, Multiple-Element Arraignments (“ASC 605-25”). ASC 605-25 addresses accounting for arrangements that may involve the delivery or performance of multiple products, services and/or rights to use assets. The effect of implementing 605-25 on the Company's financial position and results of operations was not significant.

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

We sell our products separately and in various bundles that contain multiple deliverables that include website/data subscriptions, educational workshops, online workshops and training, one-on-one coaching and counseling sessions, along with other products and services. In accordance with 605-25, sales arrangements with multiple deliverables are divided into separate units of accounting if the deliverables in the arrangement meet the following criteria: (i) the product has value to the customer on a standalone basis; (ii) there is objective and reliable evidence of the fair value of undelivered items; and (iii) delivery or performances of any undelivered item is probable and substantially in our control. The fair value of each separate element is generally determined by prices charged when sold separately. In certain arrangements, we offer these products bundled together.  If there is any discount from the combined fair value of the individual elements, the discount is allocated to the portion of the revenues that is attributed to the online courses and training. As per 605-25, if fair value of all undelivered elements in an arrangement exists, but fair value does not exist for a delivered element, then revenue is recognized using the residual method. Under the residual method, the fair value of undelivered elements is deferred and the remaining portion of the arrangement fee (after allocation of 100 percent of any discount to the delivered item) is recognized as revenue.  The deferral policy for each of the different types of revenues is summarized as follows:

Product	Recognition Policy
Live Workshops and Workshop Certificates	Deferred and recognized as the workshop is provided or certificate expires
Online training and courses	Deferred and recognized a.) as the services are delivered, or b.) when usage thresholds are met, or c.) on a straight-line basis over the initial product period
Coaching/Counseling services	Deferred and recognized as services are delivered, or on a straight-line basis over the term of the service contract
Website/data fees (monthly)	Not Deferred, recognized in the month delivered
Website/data fees (pre-paid subscriptions)	Deferred and recognized on a straight-line basis over the subscription period

As of September 30, 2009 and March 31, 2009, the Company’s deferred revenue was $60,461 and $108,048, respectively

Stock-Based Compensation

Effective for the year beginning January 1, 2006, the Company has adopted Accounting Standards Codification subtopic 718-10, Compensation (“ASC 718-10”) which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including employee stock options and employee stock purchases related to a Employee Stock Purchase Plan based on the estimated fair values.

The company adopted ASC 718-10 using the modified prospective transition method, which required the application of the accounting standard as of January 1, 2006. The company's Financial Statements as of and for the year ended March 31, 2007 reflects the impact of ASC 718-10. In accordance with the modified prospective transition method, the company's Financial Statements for the prior periods have not been restated to reflect, and do not include the impact of ASC 718-10. Stock based compensation expense recognized under ASC 718-10 for the year ended March 31, 2007 was $1,440,776.

For the six month periods ended September 30, 2009 and 2008, the Company granted an aggregate of 8,500,000 and -0- stock options to employees, respectively. The fair value of options granted in previous years vesting during the six month periods ended September 30, 2009 and 2008 of $473,054 and $412,200 respectively was recorded as a current period charge to earnings.

Segment Information

Accounting Standards Codification subtopic Segment Reporting 280-10 (“ASC 280-10”) establishes standards for reporting information regarding operating segments in annual financial statements and requires selected information for those segments to be presented in interim financial reports issued to stockholders. ASC 280-10 also establishes standards for related disclosures about products and services and geographic areas. Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision-making group, in making decisions how to allocate resources and assess performance. The information disclosed herein materially represents all of the financial information related to the Company’s principal operating segment.

Derivative Instruments and Fair Value of Financial Instruments

We have evaluated the application of Accounting Standards Codification 815-40, Derivatives and Hedging, Contracts in Entity’s Own Equity (“ASC 815-40”) to certain freestanding warrants and convertible promissory notes that contain exercise price adjustment features known as reset provisions.  Based on the guidance in ASC 815-40, we have concluded these instruments are required to be accounted for as derivatives effective upon issuance on July 31, 2009.

We have recorded the fair value of the warrants and reset provisions of the convertible promissory notes and classified as derivative liabilities in our balance sheet at fair value with changes in the value of these derivatives reflected in the consolidated statements of operations as gain or loss on derivative liabilities.  These derivative instruments are not designated as hedging instruments under ASC 815-10.

Recent Accounting Pronouncements

With the exception of those stated below, there have been no recent accounting pronouncements or changes in accounting pronouncements during the nine months ended September 30, 2009, as compared to the recent accounting pronouncements described in the Annual Report that are of material significance, or have potential material significance, to the Company.

Effective July 1, 2009, the Company adopted the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 105-10, Generally Accepted Accounting Principles – Overall (“ASC 105-10”). ASC 105-10 establishes the FASB Accounting Standards Codification (the “Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. GAAP. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. All guidance contained in the Codification carries an equal level of authority. The Codification superseded all existing non-SEC accounting and reporting standards. All other non-grandfathered, non-SEC accounting literature not included in the Codification is non-authoritative. The FASB will not issue new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts. Instead, it will issue Accounting Standards Updates (“ASUs”). The FASB will not consider ASUs as authoritative in their own right. ASUs will serve only to update the Codification, provide background information about the guidance and provide the bases for conclusions on the change(s) in the Codification. References made to FASB guidance throughout this document have been updated for the Codification.

Effective January 1, 2008, the Company adopted FASB ASC 820-10, Fair Value Measurements and Disclosures – Overall (“ASC 820-10”) with respect to its financial assets and liabilities. In February 2008, the FASB issued updated guidance related to fair value measurements, which is included in the Codification in ASC 820-10-55, Fair Value Measurements and Disclosures – Overall – Implementation Guidance and Illustrations. The updated guidance provided a one year deferral of the effective date of ASC 820-10 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually. Therefore, the Company adopted the provisions of ASC 820-10 for non-financial assets and non-financial liabilities effective January 1, 2009, and such adoption did not have a material impact on the Company’s consolidated results of operations or financial condition.

Effective April 1, 2009, the Company adopted FASB ASC 820-10-65, Fair Value Measurements and Disclosures – Overall – Transition and Open Effective Date Information (“ASC 820-10-65”). ASC 820-10-65 provides additional guidance for estimating fair value in accordance with ASC 820-10 when the volume and level of activity for an asset or liability have significantly decreased. ASC 820-10-65 also includes guidance on identifying circumstances that indicate a transaction is not orderly. The adoption of ASC 820-10-65 did not have an impact on the Company’s consolidated results of operations or financial condition.

Effective April 1, 2009, the Company adopted FASB ASC 825-10-65, Financial Instruments – Overall – Transition and Open Effective Date Information (“ASC 825-10-65”). ASC 825-10-65 amends ASC 825-10 to require disclosures about fair value of financial instruments in interim financial statements as well as in annual financial statements and also amends ASC 270-10 to require those disclosures in all interim financial statements. The adoption of ASC 825-10-65 did not have a material impact on the Company’s consolidated results of operations or financial condition.

Effective April 1, 2009, the Company adopted FASB ASC 855-10, Subsequent Events – Overall (“ASC 855-10”). ASC 855-10 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date – that is, whether that date represents the date the financial statements were issued or were available to be issued. This disclosure should alert all users of financial statements that an entity has not evaluated subsequent events after that date in the set of financial statements being presented. Adoption of ASC 855-10 did not have a material impact on the Company’s consolidated results of operations or financial condition. The Company has evaluated subsequent events through November 16, 2009, the date the financial statements were issued.

Effective July 1, 2009, the Company adopted FASB ASU No. 2009-05, Fair Value Measurements and Disclosures (Topic 820) (“ASU 2009-05”). ASU 2009-05 provided amendments to ASC 820-10, Fair Value Measurements and Disclosures – Overall, for the fair value measurement of liabilities. ASU 2009-05 provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using certain techniques. ASU 2009-05 also clarifies that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of a liability. ASU 2009-05 also clarifies that both a quoted price in an active market for the identical liability at the measurement date and the quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements. Adoption of ASU 2009-05 did not have a material impact on the Company’s consolidated results of operations or financial condition.

In October 2009, the FASB issued ASU 2009-13, Multiple-Deliverable Revenue Arrangements, (amendments to FASB ASC Topic 605, Revenue Recognition) (“ASU 2009-13”) and ASU 2009-14, Certain Arrangements That Include Software Elements, (amendments to FASB ASC Topic 985, Software) (“ASU 2009-14”). ASU 2009-13 requires entities to allocate revenue in an arrangement using estimated selling prices of the delivered goods and services based on a selling price hierarchy. The amendments eliminate the residual method of revenue allocation and require revenue to be allocated using the relative selling price method. ASU 2009-14 removes tangible products from the scope of software revenue guidance and provides guidance on determining whether software deliverables in an arrangement that includes a tangible product are covered by the scope of the software revenue guidance. ASU 2009-13 and ASU 2009-14 should be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early adoption permitted. The Company does not expect adoption of ASU 2009-13 or ASU 2009-14 to have a material impact on the Company’s consolidated results of operations or financial condition.

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

ITEM 4 – CONTROLS AND PROCEDURES

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

As of September 30, 2009, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in our periodic reports is recorded, processed, summarized and reported, within the time periods specified for each report and that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changed in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to material affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

 On July 16, 2009, a petition for judgment was filed with the Civil Court of the City of New York naming the Company as a defendant relating to property leased by the Company from the defendant for recovery of past due rent payments, interest and legal costs totally $82,732.  As of September 30, 2009, the Company has accrued their obligation under the lease.

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

On July 31, 2009, the Company entered into a securities purchase agreement (the “July 2009 Agreement”) with accredited investors (the “July 2009 Investors”) pursuant to which the July 2009 Investors purchased an aggregate principal amount of $850,000 of 8% Convertible Promissory Notes for an aggregate purchase price of $1,029,000 (the “July 2009 Notes”).  In addition, for every $1.00 in July 2009 Notes purchased, the July 2009 Investors received a common stock purchase warrant to acquire approximately sixteen and two thirds (16 2/3) shares of common stock (the “July 2009 Warrants”) resulting in the issuance of July 2009 Warrant to purchase an aggregate of 17,150,006 shares of common stock of the Company.

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

In September 2009, the Company issued an aggregate of 14,472,770 shares of its common stock for services rendered.

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

GLOBAL INVESTOR SERVICES, INC.

Dated: November 16, 2009	By:	/s/ Nicholas S. Maturo
Nicholas S. Maturo
Chief Executive Officer
(Principal Executive Officer)

Date: November 16, 2009	By:	/s/ William Kosoff
William Kosoff
President and Chief Financial Officer
(Principal Financial Officer)