Form 10-Q
period 2009-12-31
Global Investor Services, Inc.
filed 2010-02-10
CIK 862651

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
 (Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2009

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

As of February 10, 2010, there were 341,176,570 shares of common stock, par value $.001 per share, outstanding.

GLOBAL INVESTOR SERVICES, INC.
(FORMERLY THERETIREMENTSOLUTION.COM, INC.)
FORM 10-Q
QUARTERLY PERIOD ENDED DECEMBER 31, 2009

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

GLOBAL INVESTOR SERVICES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31,	March 31,
	2009	2009
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$90,002	$75,259
Deferred costs	17,431	17,373
Employee advances	6,400	6,550
Other current assets	51,250	1,432
Total current assets	165,083	100,614

Property, plant and equipment, net of accumulated depreciation of $1,519,373 and $940,754 as of December 31, 2009 and March 31, 2009, respectively	1,428,406	2,007,025

Other assets:
Capitalized finance costs, net of amortization of $301,096 and $233,134 as of December 31, 2009 and March 31, 2009, respectively	-	67,962
Deposits	21,600	85,927
Customers list, net of accumulated amortization of $326,224 and $201,287 as of December 31, 2009 and March 31, 2009, respectively	173,523	298,460
Goodwill	-	-

Total assets	$1,788,612	$2,559,988

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$1,982,643	$1,271,211
Deferred revenue	99,230	108,048
Due to related party	30,764	130,701
Advances payable	199,474	199,474
Convertible notes, current portion	221,970	200,000
Notes payable, current portion	382,085	382,085
Total current liabilities	2,916,166	2,291,519

Long term debt:
Warrant liability	566,498	-
Reset derivative liability	1,028,361	-
Convertible notes, long term portion	2,269,755	2,016,949
Convertible notes, long term portion-related party	1,000,000	1,333,333

Total liabilities	7,780,780	5,641,801

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, par value $0.001; 700,000,000 shares authorized; 340,712,570 and 312,214,800 issued and outstanding as of December 31, 2009 and March 31, 2009, respectively	340,713	312,215
Additional paid in capital	44,871,125	41,094,094
Subscription received	500,000	500,000
Common shares to be issued	3,500,000	4,696,878
Accumulated deficit	(55,204,006)	(49,685,000)
Total stockholders' equity (deficit)	(5,992,168)	(3,081,813)

Total liabilities and (deficiency in) stockholders' equity	$1,788,612	$2,559,988

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

GLOBAL INVESTOR SERVICES, INC.
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(unaudited)

	Three months ended December 31,		Nine months ended December 31,
	2009	2008	2009	2008
Revenue, net:
Subscription revenue	$266,858	$274,173	$734,709	$1,245,356
Training revenue	34,290	233,207	133,247	923,948
Services and other	-	4,000	-	8,500
Total revenue	301,148	511,380	867,956	2,177,804

Cost of revenue	241,408	453,387	695,494	2,007,095

Gross profit	59,740	57,993	172,462	170,709

Operating costs:
Selling, general and administrative	663,719	1,141,593	3,688,349	4,320,007
Depreciation and amortization	234,486	234,534	703,556	703,604
Total operating expenses	898,205	1,376,127	4,391,905	5,023,611

Net loss from operations	(838,465)	(1,318,134)	(4,219,444)	(4,852,902)

Other income (expense):
Gain (loss)on change in fair value of warrant and reset derivative liabilities	1,376,172		(535,858)	-
Interest, net	(273,302)	(513,834)	(798,505)	(1,405,360)
Other	34,711	-	34,801	4,016

Net income (loss) before provision for income taxes	299,116	(1,831,968)	(5,519,006)	(6,254,246)

Income taxes (benefit)	-	-	-	-

NET INCOME (LOSS)	$299,116	$(1,831,968)	$(5,519,006)	$(6,254,246)

Income (loss) per common share-basic	$0.00	$(0.01)	$(0.02)	$(0.02)

Income (loss) per common share-fully diluted	$0.00

Weighted average number of common shares outstanding-basic	339,786,483	260,194,068	325,142,199	253,322,104

Weighted average number of common shares outstanding-fully diluted	413,199,304

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

GLOBAL INVESTOR SERVICES, INC.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(unaudited)

	Nine months ended December 31,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(5,519,006)	$(6,254,246)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	703,556	703,603
Common stock issued for services rendered	698,050	1,299,362
Beneficial conversion features in connection with the issuance of convertible notes	277,806	906,476
Fair value of vested options issued for services rendered	694,815	618,300
Change in fair value of warrant and reset liabilities	535,859	-
Change in fair value of re priced employee vested options	9,381	-
Amortization of financing costs	67,962	116,759
Amortization of deferred compensation	691,429	183,991
(Increase) decrease in:
Accounts receivable	-	601,102
Unbilled revenue	-	294,675
Deferred costs	(58)	64,126
Employee advances	150	13,750
Other assets	14,509	(45,941)
Increase (decrease) in:
Accounts payable and accrued liabilities	893,075	286,715
Deferred revenue	(8,818)	(569,040)
Net cash used in operating activities:	(941,290)	(1,780,368)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash provided by (used in) investing activities:	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from advances		999,561
Proceeds from preferred stock subscription		500,000
Proceeds from issuance of convertible debt, net	1,055,970	275,000
Repayments of notes payable, related party	-	(2,423)
Proceeds (repayments) of related party advances, net	(99,937)	(123,292)
Net cash provided by financing activities	956,033	1,648,846

Net increase in cash and cash equivalents	14,743	(131,522)
Cash and cash equivalents-beginning of period	75,259	179,829
Cash and cash equivalents-end of period	$90,002	$48,307

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$-	$-
Income taxes	$-	$-

Common stock issued for services rendered	$698,050	$1,299,362
Beneficial conversion feature attributable to convertible notes	$277,806	$906,476
Fair value of vested options issued for services rendered	$694,815	$618,300
Common stock issued for in settlement of outstanding payables	$181,643	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

GLOBAL INVESTOR SERVICES, INC.
(FORMERLY THERETIREMENT SOLUTION.COM, INC.)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. However, the results from operations for the three and nine months ended December 31, 2009, are not necessarily indicative of the results that may be expected for the year ended March 31, 2010. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated March 31, 2009 financial statements and footnotes thereto included in the Company's Form 10-K filed with the Securities and Exchange Commission (the “SEC”).

Business and basis of Presentation

Global Investor Services, Inc. (the "Company") was incorporated on August 10, 2005 under the laws of the State of Nevada. On September 16, 2006, the Company changed its name to TheRetirementSolution.Com, Inc. and on October 1, 2008 to Global Investor Services, Inc. The Company currently markets directly and through its marketing partners as well as online, certain investor products and services that provide financial and educational information to its prospective customers and to its subscribers. During the year ended March 31, 2008, the Company transitioned from a development stage enterprise to an operating company. While the Company has generated revenues from its sale of products, the Company has incurred expenses, and sustained losses. Consequently, its operations are subject to all risks inherent in the establishment of a new business enterprise. As of December 31, 2009, the Company has accumulated losses of $55,204,006.

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

All significant intercompany balances and transactions have been eliminated in consolidation.

GLOBAL INVESTOR SERVICES, INC.
(FORMERLY THERETIREMENT SOLUTION.COM, INC.)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009

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

GLOBAL INVESTOR SERVICES, INC.
(FORMERLY THERETIREMENT SOLUTION.COM, INC.)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Revenue Recognition (continued)

Product	Recognition Policy
Live Workshops and Workshop Certificates	Deferred and recognized as the workshop is provided or certificate expires
Online training and courses	Deferred and recognized a.) as the services are delivered, or b.) when usage thresholds are met, or c.) on a straight-line basis over the initial product period
Coaching/Counseling services	Deferred and recognized as services are delivered, or on a straight-line basis over the life of the customer’s contract
Website/data fees (monthly)	Not Deferred, recognized in the month delivered
Website/data fees (pre-paid subscriptions)	Deferred and recognized on a straight-line basis over the subscription period

As of December 31, 2009 and March 31, 2009, the Company’s deferred revenue was $99,230 and $108,048, respectively

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

Advertising Costs

The Company expenses advertising costs as incurred. Advertising expense was $97,609 and $-0- for the nine months period ended December 31, 2009 and 2008, respectively.

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
DECEMBER 31, 2009

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Research and Development

The Company accounts for research and development costs in accordance with the Accounting Standards Codification subtopic 730-10, Research and Development (“ASC 730-10”). Under ASC 730-10, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and developments costs are expensed when the contracted work has been performed or as milestone results have been achieved. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred. For the nine month period ended December 31, 2009 and 2008, the Company’s expenditures on research and product development were immaterial.

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

The Company amortized its identifiable intangible assets using the straight-line method over their estimated period of benefit.  The estimated useful lives of the developed software and the customer lists are three and six years. The Company periodically evaluates the recoverability of intangible assets and takes into account events or circumstances that warrant revised estimates of useful lives or indicate that impairment exists.

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

Total identifiable intangible assets acquired in the acquisition of ITT and Razor and their carrying values at December 31, 2009 are:

GLOBAL INVESTOR SERVICES, INC.
(FORMERLY THERETIREMENT SOLUTION.COM, INC.)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Intangible Assets and Goodwill (continued)

	Gross Carrying Amount	Accumulated Amortization	Net	Residual Value	Weighted average Amortization Period (Years)
Amortized Identifiable intangible assets:
Customer/subscriber lists-Razor	$499,747	$(326,224)	$173,523	$-0-	3
Software license-Razor	1,244,000	(406,028)	837,972	-0-	6
Software ITT	1,676,000	(1,094,056)	581,944	-0-	3
Unamortized Identifiable Assets	NONE
Total	$3,419,747	$(1,826,308)	$1,593,439	$-0-

Total amortization expense charged to operations for the nine month periods ended December 31, 2009 and 2008 was $699,437, respectively. Estimated amortization expense is as follows:

Year ended March 31,
2010	$233,145
2011	781,488
2012	207,333
2013	207,333
2014 and after	164,140
Total	$1,593,439

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
DECEMBER 31, 2009

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Fair value of financial instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2009 and March 31, 2009. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash and accounts payable. Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

Concentrations of Credit Risk

Financial instruments and related items which potentially subject the Company to concentrations of credit risk consist primarily of cash, cash equivalents and trade receivables. The Company places its cash and temporary cash investments with credit quality institutions. At times, such investments may be in excess of the FDIC insurance limit. The Company periodically reviews its trade receivables in determining its allowance for doubtful accounts. There were no trade receivables as of December 31, 2009 and March 31, 2009.

Website Development Costs

The Company recognizes website development costs in accordance with Accounting Standards Codification subtopic 350-50, Website Development Costs ("ASC 350-50”). As such, the Company expenses all costs incurred that relate to the planning and post implementation phases of development of its website. Direct costs incurred in the development phase are capitalized and recognized over the estimated useful life. Costs associated with repair or maintenance for the website are included in cost of net revenues in the current period expenses. During the nine month period ended December 31, 2009 and 2008, the Company did not capitalize any costs associated with the website development.

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
DECEMBER 31, 2009

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

For the nine month periods ended December 31, 2009 and 2008, the Company granted an aggregate of 8,500,000 and -0- stock options to employees, respectively. The fair value of options granted in previous years vesting during the nine month periods ended December 31, 2009 and 2008 of $689,535 and $618,300 respectively was recorded as a current period charge to earnings.

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

Liquidity

As shown in the accompanying unaudited condensed consolidated financial statements, the Company incurred a net loss of $5,519,006 for the nine month period ended December 31, 2009. The Company's current liabilities exceeded its current assets by $2,751,083 as of December 31, 2009.

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
DECEMBER 31, 2009

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

Recent Accounting Pronouncements

With the exception of those stated below, there have been no recent accounting pronouncements or changes in accounting pronouncements during the nine months ended December 31, 2009, as compared to the recent accounting pronouncements described in the Annual Report that are of material significance, or have potential material significance, to the Company.

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
DECEMBER 31, 2009

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

GLOBAL INVESTOR SERVICES, INC.
(FORMERLY THERETIREMENT SOLUTION.COM, INC.)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009

2. PROPERTY AND EQUIPMENT

The Company’s property and equipment at December 31, 2009 and March 31, 2009 consist of the following:

	December 31, 2009	March 31, 2009
Software	$2,920,000	$2,920,000
Computer equipment	4,211	4,211
Office equipment	23,568	23,568
	2,947,779	2,947,779
Less accumulated depreciation	(1,519,373)	(940,754)
	$1,428,406	$2,007,025

Depreciation expense charged to operations amounted to $578,619 for the nine month periods ended December 31, 2009 and 2008.

3. CUSTOMERS LIST

The Company’s customers list at December 31, 2009 and March 31, 2009 consist of the following:

	December 31, 2009	March 31, 2009
Customers list	$499,747	$499,747
Less accumulated amortization	(326,224)	(201,287)
	$173,523	$298,460

The Company recorded amortization expense for the nine month period ended December 31, 2009 and 2008 of $124,937.

4. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities consisted of the following at December 31, 2009 and March 31, 2009:

	December 31, 2009	March 31, 2009
Accounts payable	$687,308	$682,808
Accrued consulting payable	43,496	10,949
Accrued interest payable	493,919	152,676
Accrued payroll taxes	7,654	8,555
Accrued salaries and wages	750,266	416,222
	$1,982,643	$1,271,210

GLOBAL INVESTOR SERVICES, INC.
(FORMERLY THERETIREMENT SOLUTION.COM, INC.)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009

5. ADVANCES

The Company received advances of $239,562 on July 7, 2008, $310,000 on September 4, 2008 and $450,000 on November 3, 2008 to finance future marketing activities. The advances are payable at 120% from each marketing event of the Company with the proceeds or if proceeds are insufficient, from other marketing events or revenues of the Company each at six months from the date of the advance. In the event the Company does not pay off the advances by January 9, 2009 and February 4, 2009; the remaining balance is converted to a six month, interest free secured convertible notes. The notes are convertible into the Company’s common stock at $0.10 per share and are secured by 12,000,000 shares of the Company’s common stock.

The financing costs of $199,912 are amortized ratably over a six month term. During the nine month period ended December 31, 2009, the Company had charged to current period operations $5,910 as amortization of financing costs

On March 31, 2009, the Company issued a convertible note of $1,000,000 as payment of the above advances. The convertible note is due on July 31, 2011 with interest at 20% per annum, due at maturity. The note is convertible at $0.08, unsecured. (See note 7 below)

6. NOTES PAYABLE

A summary of notes payable at December 31, 2009 and March 31, 2009 are as follows:

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

GLOBAL INVESTOR SERVICES, INC.
(FORMERLY THERETIREMENT SOLUTION.COM, INC.)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009

6. NOTES PAYABLE (continued)

Promissory Note Payable

On January 20, 2009, the Company received $200,000 in exchange for a promissory note payable, due July 20, 2009 with interest due monthly at 20% per annum. The note is secured by common stock and is personally guaranteed by certain officers of the Company. The note contains certain first right of payment should the Company be successful in raising $500,000 to $1,500,000 in a Private Placement Offering before any payments can be distributed from the escrow. (Note in default)

In connection with the issuance of the promissory note payable, the Company issued warrants to purchase its common stock at $0.01 per share for five years. The fair value of the warrants of $101,183 is amortized ratably of the term of the promissory note. During the nine month period ended December 31, 2009, the Company had charged to current period operations $62,052 as amortization of financing costs. The fair value of the warrants were determined using the Black Scholes Option Pricing Model based on the following assumptions: Dividend yield: -0-%; Volatility: 138.87%; Risk free rate: 1.48%; Term: 5 years.

At December 31, 2009 and March 31, 2009, balances consist of the following:

	December 31, 2009	March 31, 2009
Convertible promissory note	$182,085	$182,085
Note payable to related party	200,000	200,000
	382,085	382,085
Less: current portion	(382,085)	(382,085)
Long-term debt	$-	$-

7. CONVERTIBLE NOTES

During the year ended March 31, 2009, the Company issued an aggregate of 23,487,186 shares of common stock in exchange for convertible notes totaling $4,431,983 and accrued interest.

Convertible Note #1

In May 2007, the Company received $50,000 in exchange for a Convertible Note (Note) that matured on August 31, 2007. The Note bears an interest rate of 12% and is convertible into the Company's common stock at the greater of $0.25 per share or 67.5% of the average 10 previous trade days prior to conversion. (Note in default.)

Convertible Note #2

In May 2007, the Company received $50,000 in exchange for a Convertible Note (Note) that matured on August 31, 2007. The Note bears an interest rate of 12% and is convertible into the Company's common stock at the greater of $0.25 per share or 67.5% of the average 10 previous trade days prior to conversion. (Note in default)

GLOBAL INVESTOR SERVICES, INC.
(FORMERLY THERETIREMENT SOLUTION.COM, INC.)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009

7. CONVERTIBLE NOTES (continued)

Convertible Note #3

In May 2007, the Company received $100,000 in exchange for a Convertible Note (Note) that originally matured on August 31, 2007. The Note bears an interest rate of 12%. The Company reached a settlement to issue common stock by no later than December 8, 2008 at the average price back 90 days. Subsequent to the conversion, the Company agreed to issue additional shares should the average price per share be lower in the subsequent 90 days. (Note in default)

Convertible Note #4

In January 2008, the Company received $50,000 in exchange for a Convertible Note (“Note”) that matures in March 31, 2008. The Note bears interest at a rate of 10% and will be convertible into 333,333 shares of the Company’s common stock, at a conversion rate of $.15 per share. Interest will also be converted into common stock at a conversion rate of $.25 per share.

In accordance with Accounting Standards Codification subtopic 470-20, Debt With Conversions and Other Options (“ASC 470-20”), the Company recognized an imbedded beneficial conversion feature present in Convertible Note #4. The Company allocated a portion of the proceeds equal to the intrinsic value of that feature to additional paid-in capital. The Company recognized and measured an aggregate of $20,000 of the proceeds, which is equal to the intrinsic value of the imbedded beneficial conversion feature, to additional paid-in capital and a discount against the Convertible Note. The debt discount attributed to the beneficial conversion feature is charged to current period operations as interest expense

In connection with the issuance of the convertible note, the Company issued 100,000 shares of common stock. The common stock was valued at the date of the related convertible note and charged to current period operations as financing costs.

During the year ended March 31, 2009, $25,000 of the Convertible Note was converted to common stock and during the nine month period ended December 31, 2009, the Company paid $3,030 as principal payment leaving a remaining balance of $21,970. This note was in default from March 31, 2009.

Convertible Note #5

In May 2008, the Company received $50,000 in exchange for a Convertible Note (“Note”) that matures in May 2011. The Note bears interest at a rate of 10% and will be convertible into 333,333 shares of the Company’s common stock, at a conversion rate of $.15 per share. Interest will also be converted into common stock at the conversion rate of $.15 per share.

In accordance with ASC 470-20, the Company recognized an imbedded beneficial conversion feature present in Convertible Note #5. The Company allocated a portion of the proceeds equal to the intrinsic value of that feature to additional paid-in capital. The Company recognized and measured an aggregate of $32,333 of the proceeds, which is equal to the intrinsic value of the imbedded beneficial conversion feature, to additional paid-in capital and a discount against the Convertible Note.

GLOBAL INVESTOR SERVICES, INC.
(FORMERLY THERETIREMENT SOLUTION.COM, INC.)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009

7. CONVERTIBLE NOTES (continued)

Convertible Note #5 (continued)

In connection with the issuance of the convertible note, the Company issued 100,000 shares of common stock. The common stock was valued at the date of the related convertible note.

The total debt discount attributed to the beneficial conversion feature of $32,333 is charged operations ratably over the note term as interest expense.

For the nine month periods ended December 31, 2009 and 2008, the Company amortized $8,120 and $7,057 to current period operations as interest expense, respectively.

Convertible Notes #6

In May 2008, the Company received $250,000 and the cancellation of an existing convertible note of $100,000 in exchange for a Convertible Notes (“Notes”) that matures in May 2011. The Notes bears interest at a rate of 10% and will be convertible into 2,333,333 shares of the Company’s common stock, at a conversion rate of $.15 per share. Interest will also be converted into common stock at the conversion rate of $.15 per share.

In accordance with ASC 470-20, the Company recognized an imbedded beneficial conversion feature present in Convertible Notes #6. The Company allocated a portion of the proceeds equal to the intrinsic value of that feature to additional paid-in capital. The Company recognized and measured an aggregate of $108,182 of the proceeds, which is equal to the intrinsic value of the imbedded beneficial conversion feature, to additional paid-in capital and a discount against the Convertible Note.

In connection with the issuance of the convertible note, the Company issued 700,000 shares of common stock. The common stock was valued at the date of the related convertible note.

The total debt discount attributed to the beneficial conversion feature of $108,182 is charged operations ratably over the note term as interest expense.

For the nine month periods ended December 31, 2009 and 2008, the Company amortized $27,169 and $23,612 to current period operations as interest expense, respectively.

Convertible Note #7

In March 2009, the Company issued a $125,000 Convertible Note that matures in May 2011 in exchange for a Convertible Note previously matured. The Note bears interest at a rate of 10% and will be convertible into 1,250,000 shares of the Company’s common stock, at a conversion rate of $.10 per share. Interest will also be converted into common stock at the conversion rate of $.10 per share. In connection with the issuance of the Convertible Note, the Company will issue 500,000 shares of its common stock.

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
DECEMBER 31, 2009

7. CONVERTIBLE NOTES (continued)

Convertible Note #7 (continued)

The total debt discount attributed to the beneficial conversion feature of $27,344 is charged operations ratably over the note term as interest expense.

For the nine month period ended December 31, 2009, the Company amortized $9,881 to current period operations as interest expense.

Convertible Note #8

In March 2009, the Company issued a $50,000 Convertible Note that matures in May 2011 in exchange for a Convertible Note previously matured. The Note bears interest at a rate of 10% and will be convertible into 500,000 shares of the Company’s common stock, at a conversion rate of $.10 per share. Interest will also be converted into common stock at the conversion rate of $.10 per share. In connection with the issuance of the Convertible Note, the Company will issue 200,000 shares of its common stock.

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

For the nine month period ended December 31, 2009, the Company amortized $3,947 to current period operations as interest expense.

Convertible Note #9

In March 2009, the Company issued a $150,000 Convertible Note that matures in May 2011 in exchange for a Convertible Note previously matured. The Note bears interest at a rate of 10% and will be convertible into 1,500,000 shares of the Company’s common stock, at a conversion rate of $.10 per share. Interest will also be converted into common stock at the conversion rate of $.10 per share. In connection with the issuance of the Convertible Note, the Company will issue 600,000 shares of its common stock.

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

For the nine month period ended December 31, 2009, the Company amortized $11,858 to current period operations as interest expense.

GLOBAL INVESTOR SERVICES, INC.
(FORMERLY THERETIREMENT SOLUTION.COM, INC.)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009

7. CONVERTIBLE NOTES (continued)

Convertible Note #10

In March 2009, the Company issued a $200,000 Convertible Note that matures in May 2011 in exchange for a Convertible Note previously matured. The Note bears interest at a rate of 10% and will be convertible into 2,000,000 shares of the Company’s common stock, at a conversion rate of $.10 per share. Interest will also be converted into common stock at the conversion rate of $.10 per share. In connection with the issuance of the Convertible Note, the Company will issue 800,000 shares of its common stock.

In accordance with ASC 470-20, the Company recognized an imbedded beneficial conversion feature present in Convertible Note #10. The Company allocated a portion of the proceeds equal to the intrinsic value of that feature to additional paid-in capital. The Company recognized and measured an aggregate of $43,750 of the proceeds, which is equal to the intrinsic value of the imbedded beneficial conversion feature, to additional paid-in capital and a discount against the Convertible Note.

The total debt discount attributed to the beneficial conversion feature of $43,750 is charged operations ratably over the note term as interest expense.

For the nine month period ended December 31, 2009, the Company amortized $15,810 to current period operations as interest expense.

Convertible Note #11

In March 2009, the Company issued a $50,000 Convertible Note that matures in May 2011 in exchange for a Convertible Note previously matured. The Note bears interest at a rate of 10% and will be convertible into 500,000 shares of the Company’s common stock, at a conversion rate of $.10 per share. Interest will also be converted into common stock at the conversion rate of $.10 per share. In connection with the issuance of the Convertible Note, the Company will issue 200,000 shares of its common stock.

In accordance with ASC 470-20, the Company recognized an imbedded beneficial conversion feature present in Convertible Note #11. The Company allocated a portion of the proceeds equal to the intrinsic value of that feature to additional paid-in capital. The Company recognized and measured an aggregate of $10,938 of the proceeds, which is equal to the intrinsic value of the imbedded beneficial conversion feature, to additional paid-in capital and a discount against the Convertible Note.

The total debt discount attributed to the beneficial conversion feature of $10,938 is charged operations ratably over the note term as interest expense.

For the nine month period ended December 31, 2009, the Company amortized $3,953 to current period operations as interest expense

GLOBAL INVESTOR SERVICES, INC.
(FORMERLY THERETIREMENT SOLUTION.COM, INC.)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009

7. CONVERTIBLE NOTES (continued)

Convertible Note #12

In March 2009, the Company issued a $50,000 Convertible Note that matures in May 2011 in exchange for a Convertible Note previously matured. The Note bears interest at a rate of 10% and will be convertible into 500,000 shares of the Company’s common stock, at a conversion rate of $.10 per share. Interest will also be converted into common stock at the conversion rate of $.10 per share. In connection with the issuance of the Convertible Note, the Company will issue 200,000 shares of its common stock.

In accordance with ASC 470-20, the Company recognized an imbedded beneficial conversion feature present in Convertible Note #12. The Company allocated a portion of the proceeds equal to the intrinsic value of that feature to additional paid-in capital. The Company recognized and measured an aggregate of $10,938 of the proceeds, which is equal to the intrinsic value of the imbedded beneficial conversion feature, to additional paid-in capital and a discount against the Convertible Note.

The total debt discount attributed to the beneficial conversion feature of $10,938 is charged operations ratably over the note term as interest expense.

For the nine month period ended December 31, 2009, the Company amortized $3,953 to current period operations as interest expense.

  Convertible Note #13

In March 2009, the Company issued a $25,000 Convertible Note that matures in May 2011 in exchange for a Convertible Note previously matured. The Note bears interest at a rate of 10% and will be convertible into 250,000 shares of the Company’s common stock, at a conversion rate of $.10 per share. Interest will also be converted into common stock at the conversion rate of $.10 per share. In connection with the issuance of the Convertible Note, the Company will issue 100,000 shares of its common stock.

In accordance with ASC 470-20, the Company recognized an imbedded beneficial conversion feature present in Convertible Note #13. The Company allocated a portion of the proceeds equal to the intrinsic value of that feature to additional paid-in capital. The Company recognized and measured an aggregate of $5,469 of the proceeds, which is equal to the intrinsic value of the imbedded beneficial conversion feature, to additional paid-in capital and a discount against the Convertible Note.

The total debt discount attributed to the beneficial conversion feature of $5,469 is charged operations ratably over the note term as interest expense.

For the nine month period ended December 31, 2009, the Company amortized $1,976 to current period operations as interest expense.

GLOBAL INVESTOR SERVICES, INC.
(FORMERLY THERETIREMENT SOLUTION.COM, INC.)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009

7. CONVERTIBLE NOTES (continued)

Convertible Note #14

In March 2009, the Company issued a $250,000 Convertible Note that matures in May 2011 in exchange for a Convertible Note previously matured. The Note bears interest at a rate of 10% and will be convertible into 3,846,154 shares of the Company’s common stock, at a conversion rate of $.065 per share. Interest will also be converted into common stock at the conversion rate of $.065 per share. In connection with the issuance of the Convertible Note, the Company will issue 1,000,000 shares of its common stock.

In accordance with ASC 470-20, the Company recognized an imbedded beneficial conversion feature present in Convertible Note #14. The Company allocated a portion of the proceeds equal to the intrinsic value of that feature to additional paid-in capital. The Company recognized and measured an aggregate of $128,606 of the proceeds, which is equal to the intrinsic value of the imbedded beneficial conversion feature, to additional paid-in capital and a discount against the Convertible Note.

The total debt discount attributed to the beneficial conversion feature of $128,606 is charged operations ratably over the note term as interest expense.

For the nine month period ended December 31, 2009, the Company amortized $46,171 to current period operations as interest expense

Convertible Note #15

In March 2009, the Company issued a $60,000 Convertible Note that matures in May 2011 in exchange for outstanding accounts payable. The Note bears interest at a rate of 10% and will be convertible into 600,000 of the Company’s common stock, at a conversion rate of $.10 per share. Interest will also be converted into common stock at the conversion rate of $.10 per share.

Convertible Note #16

In March 2009, the Company issued a $1,000,000 Convertible Note that matures in July 2011 in exchange for outstanding advances for marketing (See Note 5 above). The Note bears interest at a rate of 20% and will be convertible into 12,500,000 of the Company’s common stock, at a conversion rate of $.08 per share. Interest will also be converted into common stock at the conversion rate of $.08 per share.

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
DECEMBER 31, 2009

7. CONVERTIBLE NOTES (continued)

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

During the nine month period ended December 31, 2009, the Company converted $333,333 of the remaining $1,333,333 related party notes and related interest into 3,707,770 shares of common stock.

Convertible Promissory Notes (#17)

On July 31, 2009, the Company issued  $1,029,000 in Convertible Promissory Notes that matures July 31, 2012. The Promissory Notes bear interest at a rate of 8% and will be convertible into 34,300,000 shares of the Company’s common stock, at a conversion rate of $.03 per share and are subject to certain dilutive issuance provisions. Interest will also be converted into common stock at the conversion rate of $.003 per share. In connection with the issuance of the Convertible Promissory Notes, the Company issued 17,150,006 warrants to purchase the Company’s common stock at $0.050 per share over five years and is subject to certain dilutive issuance provisions.

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
DECEMBER 31, 2009

7. CONVERTIBLE NOTES (continued)

Convertible Promissory Notes (#17) (continued)

The Company allocated proceeds based on the relative fair values of the reset provisions of the debt and warrants, measured at an aggregate of $1,029,000, to the warrant and debt reset provision liabilities and a discount to Convertible Promissory Notes. Subsequent to the initial issuance date, the Company is required to adjust to fair value the warrant and debt reset provision liabilities as an adjustment to current period operations. (See Notes 8 and 9).

For the nine month period ended December 31, 2009, the Company amortized $144,586 to current period operations as interest expense

Convertible Promissory Notes (#18)

On December 17, 2009, the Company issued a $30,000 Convertible Promissory Note that matures December 17, 2012. The Promissory Notes bear interest at a rate of 8% and will be convertible into 34,300,000 shares of the Company’s common stock, at a conversion rate of $.03 per share and are subject to certain dilutive issuance provisions. Interest will also be converted into common stock at the conversion rate of $.003 per share. In connection with the issuance of the Convertible Promissory Note, the Company issued 500,000 warrants to purchase the Company’s common stock at $0.050 per share over five years and is subject to certain dilutive issuance provisions.

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

Dividend yield:	-0-%
Volatility	154.99%
Risk free rate:	1.27%

In connection with the issuance of the Convertible Promissory Notes, the Company issued 500,000 warrants with certain reset provisions.  In accordance with ASC 815-40, the Company is required to record the fair value of the warrants outside of equity and mark to market each reporting period. The fair value of the warrants at the date of issuance, determined using the Black Scholes Option Pricing Method, was charged as an allocated debt discount.  The fair value was determined based on the following assumptions:

Dividend yield:	-0-%
Volatility	154.99%
Risk free rate:	2.24%

The Company allocated proceeds based on the relative fair values of the reset provisions of the debt and warrants, measured at an aggregate of $30,000, to the warrant and debt reset provision liabilities and a discount to Convertible Promissory Note. Subsequent to the initial issuance date, the Company is required to adjust to fair value the warrant and debt reset provision liabilities as an adjustment to current period operations. (See Notes 8 and 9).

For the nine month period ended December 31, 2009, the Company amortized $383 to current period operations as interest expense

GLOBAL INVESTOR SERVICES, INC.
(FORMERLY THERETIREMENT SOLUTION.COM, INC.)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009

7. CONVERTIBLE NOTES (continued)

At December 31, 2009 and March 31, 2009, balances consisted of the following:

	December 31, 2009	March 31, 2009
Convertible note #1	50,000	50,000
Convertible note #2	50,000	50,000
Convertible note #3	100,000	100,000
Convertible note #4	21,970	25,000
Convertible note #5, net of unamortized debt discount of $14,498 and $22,618, respectively	35,502	27,382
Convertible notes #6, net of unamortized debt discount of $48,509 and $75,678, respectively	301,491	274,322
Convertible note #7, net of unamortized debt discount of $17,427 and $27,308, respectively	107,573	97,692
Convertible note #8, net of unamortized debt discount of $6,962 and $10,909, respectively	43,038	39,091
Convertible note #9, net of unamortized debt discount of $20,912 and $32,770, respectively	129,088	117,230
Convertible note #10, net of unamortized debt discount of $27,883 and $43,693, respectively	172,117	156,307
Convertible note #11, net of unamortized debt discount of $6,971 and $10,923, respectively	43,029	39,077
Convertible note #12, net of unamortized debt discount of $6,971 and $10,923, respectively	43,029	39,077
Convertible note #13, net of unamortized debt discount of $3,485 and $5,462, respectively	21,515	19,538
Convertible note #14, net of unamortized debt discount of $81,596 and $127,767, respectively	168,404	122,233
Convertible note #15	60,000	60,000
Convertible note #16	1,000,000	1,000,000
Convertible Promissory Notes #17, net of unamortized debt discount of $884,414	144,586	-
Convertible Promissory Notes #18, net of unamortized debt discount of $29,617	383	-
Convertible promissory notes, net of unamortized debt discount of $-0 and $-0-, respectively, related party	1,000,000	1,333,333
Total	3,491,725	3,550,282
Less: current portion	(221,970)	(200,000)
Long term portion	$2,269,755	$2,016,949
Long term portion, related party	$1,000,000	$1,333,333

GLOBAL INVESTOR SERVICES, INC.
(FORMERLY THERETIREMENT SOLUTION.COM, INC.)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009

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

The Company recorded a loss on change in fair value of reset derivative liability of $335,296.

The fair value of the reset liability at December 31, 2009 was determined using the Black Scholes Option Pricing Model with the following assumptions:

Dividend yield:	-0-%
Volatility	154.48%
Risk free rate:	1.70%

As of the date of the financial statements the reset derivative liability valued at $1,028,361, the Company believes an event under the contract that would create an obligation to settle in cash or other current assets in remote and has classified the obligation as a long term liability.

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

The Company recorded a loss on change in fair value of warrant liability of $200,562.

The fair values of the warrants at December 31, 2009 were determined using the Black Scholes Option Pricing Model with the following assumptions:

Dividend yield:	-0-%
Volatility	154.48%
Risk free rate:	2.69%

As of the date of the financial statements the warrant liability valued at $566,498, the Company believes an event under the contract that would create an obligation to settle in cash or other current assets in remote and has classified the obligation as a long term liability.

10. RELATED PARTY TRANSACTIONS

The Company is periodically advanced interest free operating funds from related parties and shareholders.  The advances are due on demand. At December 31, 2009 and March 31, 2009, due to related party was $30,764 and $130,701, respectively.

In addition, as described in note 7 above, the Company issued an aggregate of $5,000,000 in convertible promissory notes in connection with the acquisition of ITT and Razor during the year ended March 31, 2008.  As of December 31, 2009, the outstanding balance was $1,000,000. The noteholders are current employees of the Company’s consolidated group.

GLOBAL INVESTOR SERVICES, INC.
(FORMERLY THERETIREMENT SOLUTION.COM, INC.)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009

10. RELATED PARTY TRANSACTIONS (continued)

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

Common stock

The Company is authorized to issue 700,000,000 shares of common stock with par value $.001 per share. As of December 31, 2009, the Company had 340,712,570 shares of common stock issued and outstanding.

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

In September 2009, the Company issued an aggregate of 10,765,000 shares of its common stock for services rendered.

In September 2009, the Company issued an aggregate of 3,707,770 shares of its common stock in settlement of $370,776 in convertible notes and related interest.

 In October 2009, the Company issued an aggregate of 200,000 shares of its common stock for services rendered.

In November 2009, the Company issued an aggregate of 1,500,000 shares of its common stock for outstanding accounts payable.

GLOBAL INVESTOR SERVICES, INC.
(FORMERLY THERETIREMENT SOLUTION.COM, INC.)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009

12. COMMITMENTS AND CONTINGENCIES

Employment and Consulting Agreements

The Company has consulting agreements with outside contractors to provide certain marketing and financial advisory services. The Agreements are generally for a term of 12 months from inception and renewable automatically from year to year unless either the Company or Consultant terminates such engagement by written notice.

On February 6, 2007 the Company enetered into an employment agreement (the “Agreement”) with William C. Kosoff, the Company’s Chief Financial Officer for two years.  The Agreement may be extended or earlier terminated pursuant to the terms and conditions of the Agreement and provides for automatic renewals for successive two (2) year terms unless, prior to 90th calendar day preceding the expiration of the then existing term, either Company of Mr. Kosoff provide written notice to the other that it elects not to renew the term. Subsequently the term was renewed as of November 6, 2008 for two more years commencing February 6th 2009.

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

On July 16, 2009, a petition for judgment was filed with the Civil Court of the City of New York naming the Company as a defendant relating to property leased by the Company from the defendant for recovery of past due rent payments, interest and legal costs totally $82,732.  As of December 31, 2009, the Company has accrued their obligation under the lease.

The Company may be subject to legal proceedings and claims which arise in the ordinary course of its business. Although occasional adverse decisions or settlements may occur, the Company believes that the final disposition of such matters should not have a material adverse effect on its financial position, results of operations or liquidity. The Company had no pending legal proceedings or claims as of December 31, 2009.

GLOBAL INVESTOR SERVICES, INC.
(FORMERLY THERETIREMENT SOLUTION.COM, INC.)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009

13. INCOME (LOSS) PER COMMON SHARE

The following table presents the computation of basic and diluted income (loss) per share for the three month period ended December 31, 2009 and 2008:

	Three months ended December 31, 2009	Three months ended December 31, 2008
Net income (loss) available for common shareholders	$299,116	$(1,831,968)
Income (loss) per share (basic)	$0.0	$(0.01)
Income per share (fully diluted)	$0.0	$-
Weighted average common shares outstanding
Basic	339,786,483	260,194,068
Fully diluted	413,199,304	260,194,068

The following table presents the computation of basic and diluted loss per share for the nine month period ended December 31, 2009 and 2008:

	Nine months ended December 31, 2009	Nine months ended December 31, 2008
Net loss available for common shareholders	$(5,519,006)	$(6,254,246)
Loss per share (basic and assuming dilution)	$(0.02)	$(0.02)

Weighted average common shares outstanding
Basic	325,142,199	253,322,104
Fully diluted	325,142,199	253,322,104

Fully-diluted weighted-average common shares outstanding are not utilized in the calculation of any loss per common share as the effect would be anti-dilutive, decreasing the reported loss per common share.

14. STOCK OPTIONS AND WARRANTS

Employee Stock Options

The following table summarizes the changes in employee stock options outstanding and the related prices for the shares of the Company’s common stock issued to employees of the Company under two employee stock option plans. The nonqualified plan adopted in 2007 is for 13,000,000 shares of which 9,500,000 have been granted as of December 31, 2009. The qualified plan adopted in October of 2008 authorizing 25,000,000 shares was approved by a majority of the Shareholders on September 16th 2009. And to date 7,000,000 shares have been granted. at December 31, 2009:

GLOBAL INVESTOR SERVICES, INC.
(FORMERLY THERETIREMENT SOLUTION.COM, INC.)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009

14. STOCK OPTIONS AND WARRANTS (continued)

Employee Stock Options (continued)

	Options Outstanding			Options Exercisable
			Weighted		Weighted
		Weighted	Average		Average
		Average	Exercise		Exercise
Range of	Number of	Remaining	Price of	Number of	Price of
Exercise	Shares	Contractual	Outstanding	Shares	Exercisable
Prices	Outstanding	Life (Years)	Options	Exercisable	Options

$0.05	7,000,000	9.75	$0.05	2,000,000	$0.05
0.06	9,500,000	7.48	0.06	8,458,334	0.06
	16,500,000	8.45	$0.056	10,458,334	$.058

Transactions involving stock options issued to employees are summarized as follows:

		Weighted
		Average
	Number of	Exercise
	Shares	Price

Options outstanding at March 31, 2008	9,330,490	$0.388
Granted	-	-
Exercised	-	-
Cancelled or expired	-	-
Options outstanding at March 31, 2009	9,330,490	0.388
Granted	8,500,000	0.05
Exercised	-	-
Cancelled or expired	(1,330,490)	(0.25)
Options outstanding at December 31, 2009	16,500,000	$0.056

For the nine month periods ended December 31, 2009, the Company granted 8,500,000 options to purchase to Company’s commons stock at $0.05 to $0.06 per share over ten years.  2,500,000 options vested immediately with the reminder vesting over the next three years. The fair value of the vested options granted during the nine month periods ended December 31, 2009 and 2008 of $689,535 and $618,300 was recorded as a current period charge to earnings.

During the nine month period ended December 31, 2009, the Company re-priced certain employee options initially with exercise prices from $0.41 to $0.42 to $0.06 per share with other terms remaining the same.  The fair value of the fully vested re-priced options of $9,381 was charged to current period operations.

GLOBAL INVESTOR SERVICES, INC.
(FORMERLY THERETIREMENT SOLUTION.COM, INC.)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009

14. STOCK OPTIONS AND WARRANTS (continued)

Employee Stock Options (continued)

The fair values of the fully vested re-priced employee options were determined using the Black Scholes option pricing model with the following assumptions:

Dividend yield:	-0-%
Volatility	140.70%
Risk free rate:	3.31%

Non-Employee Stock Options

The following table summarizes the changes in options outstanding and the related prices for the shares of the Company’s common stock issued to consultants and non-employees of the Company at December 31, 2009:

	Options Outstanding			Options Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
Exercise	Number	Contractual	Exercise	Number of	Exercise
Prices	Outstanding	Life (Years)	Price	Exercisable	Price
$0.145	500,000	3.45	$0.145	500,000	$0.145
0.22	300,000	6.00	0.22	300,000	0.22
0.25	2,469,135	1.54	0.25	2,469,135	0.25
	3,269,135	2.24	$0.23	3,269,135	$0.23

Transactions involving stock options issued to consultants and non-employees are summarized as follows:

		Weighted
		Average
	Number of	Price
	Shares	Per Share

Options outstanding at March 31, 2008	4,489,135	$0.29
Granted	500,000	0.145
Exercised	-	-
Cancelled or expired	(1,700,000)	(0.22)
Options outstanding at March 31, 2009	3,289,135	0.26
Granted	-	-
Exercised	-	-
Cancelled or expired	(20,000)	(0.33)
Options outstanding at December 31, 2009	3,269,135	$0.23

GLOBAL INVESTOR SERVICES, INC.
(FORMERLY THERETIREMENT SOLUTION.COM, INC.)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009

14. STOCK OPTIONS AND WARRANTS (continued)

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

(a)         the expected option life is based on contractual expiration dates

The determined fair value of $14,661 was charged to current period operations during the nine months ended December 31, 2009.

  Warrants

The following table summarizes the changes in warrants outstanding and the related prices for the shares of the Company’s common stock issued to shareholders at December 31, 2009:

	Warrants Outstanding			Warrants Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
Exercise	Number	Contractual	Exercise	Number	Exercise
Price	Outstanding	Life (Years)	Price	Exercisable	Price

$0.01	2,000,000	4.05	$0.01	1,000,000	$0.01
0.05	17,650,006	2.59	0.05	17,650,006	0.05
0.22	195,000	0.35	0.22	195,000	0.22
0.50	3,602,500	0.33	0.50	3,602,500	0.50
Total	23,447,506	2.38	$0.12	22,447,506	$0.12

GLOBAL INVESTOR SERVICES, INC.
(FORMERLY THERETIREMENT SOLUTION.COM, INC.)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009

14. STOCK OPTIONS AND WARRANTS (continued)

  Warrants (continued)

Transactions involving the Company’s warrant issuance are summarized as follows:

		Average
	Number of	Price
	Shares	Per Share

Warrants outstanding at March 31, 2008	3,797,500	$0.49
Granted	2,000,000	0.01
Exercised	-	-
Cancelled or expired	-	-
Warrants outstanding at March 31, 2009	5,797,500	0.39
Granted	17,650,006	0.05
Exercised	-	-
Cancelled or expired	-	-
Warrants outstanding at December 31, 2009	23,447,506	$0.12

Warrants granted during the year ended March 31, 2009 totaling 2,000,000 were issued in connection with promissory note payable.  The warrants are exercisable until five years after the date of issuance at a purchase price of $0.01 per share.  The fair value of the warrants at the date of issuance was determined using the Black-Scholes Option Pricing Method with the following assumptions: dividend yield: -0-%; volatility: 138.87%, risk free interest rate: 1.48%

 On July 31, 2009, warrants totaling 17,150,006 were issued in connection with issuance of Convertible Promissory Notes. The warrants are exercisable for three years from the date of issuance at an exercise price of $0.05 per share.  The warrants were valued using the Black Scholes option pricing method with the following assumptions:  dividend yield $-0-, volatility of 149.90% and risk free rate from 2.53%.  As described in Note 9 above, these warrants contain certain reset provisions which require the Company to classify the market value of the warrants outside of equity.

 On December 17, 2009, warrants totaling 500,000 were issued in connection with issuance of a Convertible Promissory Note. The warrants are exercisable for five years from the date of issuance at an exercise price of $0.05 per share.  The warrants were valued using the Black Scholes option pricing method with the following assumptions:  dividend yield $-0-, volatility of 154.99% and risk free rate from 2.24%.  As described in Note 9 above, these warrants contain certain reset provisions which require the Company to classify the market value of the warrants outside of equity

GLOBAL INVESTOR SERVICES, INC.
(FORMERLY THERETIREMENT SOLUTION.COM, INC.)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009

15.  FAIR VALUE MEASUREMENT

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

Items recorded or measured at fair value on a recurring basis in the accompanying unaudited condensed consolidated financial statements consisted of the cash, other current assets, warrant liability and reset derivative liability. Convertible notes were determined at a net discount rate of 2% per annum for the terms of the notes:

GLOBAL INVESTOR SERVICES, INC.
(FORMERLY THERETIREMENT SOLUTION.COM, INC.)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009

15.  FAIR VALUE MEASUREMENT (continued)

	Quoted Prices in Active Markets for Identical Instruments Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Assets at fair Value
Assets:
Cash	$90,002	$-	$-	$90,002
Other current assets	51,250	-	-	51,250
Liabilities:
Long term convertible notes	-	-	(4,732,508)	(4,732,508)
Reset derivative liability			(1,028,361)	(1,028,361)
Warrant liability			(566,498)	(566,498)
Total	$141,252	$-	$(6,327,367)	$(6,186,115)

At December 31, 2009, the fair values of the convertible notes were determined at a net discount rate of 2% per annum for the terms of the notes.

16. GOING CONCERN MATTERS

The Company’s unaudited condensed consolidated financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred significant losses which have resulted in an accumulated deficit of $55,204,006 at December 31, 2009 which raises substantial doubt about the Company’s ability to continue as a going concern. The accompanying unaudited condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty.

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

19. SUBSEQUENT EVENTS

In January 2010 the Company issued 464,000 shares for consulting services rendered.

Subsequent events have been evaluated through February 10, 2010, a date that the financial statements were issued.

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

Results of Operations

Three months ended December 31, 2009 compared to three months ended December 31, 2008:

Revenues:

	Three Months Ended		Three Months Ended
	December 31, 2009		December 31, 2008		Variance

Subscription revenues	$266,858	89%	$274,173	54%	$(7,315)	(2.7)%
Training revenues	34,290	11%	233,207	46%	(198,917)	(85.3)%
Services and other	-	-	4,000	-	(4,000)	(100.0)%
Total	$301,148	100%	$511,380	100%	$(210,232)	(41.1)%

Revenue for the three months ended December 31, 2009 was $301,148 which represented a $210,232 decrease from revenue of $511,380 for the three months ended December 31, 2008.  Revenue in the past quarter was below forecast primarily due to the continuation of the economic crisis and the upheaval in the markets. While the company was able to attract consumers to its direct marketing efforts in the past months, there appeared to be a general lack of consumer confidence as we observed that potential clients at our events were reluctant to spend on Investor Education during this difficult and unsettled period.

In this reporting quarter the company also emerged from its concerted effort, which it began in earnest last December 2008 and which it completed in April 2009, to re-structure and convert all marketing activities, course content and delivery, investor tools and customer service to an On-Line Business Model. Our business strategy is now based on GIS’s broad based online capability to effectively execute our direct marketing as well as our partner campaigns on-line.

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

Having completed the conversion to full online capability, we began executing our online customer campaigns in May and we continue to see positive consumer response through December 2009. The campaigns are continuing along with new online webinar initiatives and we look forward to building on what we believe is a robust online business system.

Cost of sales:

Cost of sales for the three month period ended December 31, 2009 was $241,408 (80.2% of sales) as compared to $453,387 (88.7% of sales) for the same period last year.  The primary reason for this decrease was the transition to our online business model.  Our gross profit was $59,740 as compared to $57,993 for same period last year.  The primary reason for the improved margins is from this transition.

Operating Expenses:

A summary of significant operating expenses for the three months ended December 31, 2009 and the three months ended December 31, 2008 follows:

	Three Months		Three Months
	Ended		Ended
	December 31, 2009		December 31, 2008		Variance

Selling, general and administrative	$663,719	74%	$1,141,593	83%	$477,874	41.9%
Depreciation and amortization	234,486	26%	234,534	17%	48	-%
Total	$898,205	100%	$1,376,127	100%	$477,922	34.7

Our selling, general and administrative expenses for the three month period ended December 31, 2009 was $663,719 as compared to $1,141,593 for the three months ended December 31, 2008.  The primary reason for this decrease is a result of less operating and overhead costs associated with the online business model that the Company has adopted and operated under during the period ending December 31, 2009 as opposed to the seminar based model that the Company operated under during the three month period ending December 31, 2008..

Other:

A summary of significant other income (expenses) for the three months ended December 31, 2009 and the three months ended December 31, 2008 follows:

Three Months	Three Months
Ended	Ended
December 31, 2009	December 31, 2008	Variance

Gain on change in fair value of warrant and reset derivative	$1,376,172	121%	$-	-%	$1,376,172	100%
Interest and other, net	(238,591)	(21)%	(513,834)	100%	275,243	54%
Total	$1,137,581	100%	$(513,834)	100%	$1,651,415	321.4%

During the three months ended December 31, 2009, we issued convertible promissory notes and related warrants that contain certain reset provisions requiring s to fair value both the warrants and reset derivative each reporting period and mark to market as a non cash adjustment to our current period operations.  This resulted in a gain to our current period operations of $1,376,172.

Our net interest and other decreased from $513,834 to $238,591 due to debt conversions and lower interest rates with any replacement notes.

Nine months ended December 31, 2009 compared to nine months ended December 31, 2008:

Revenues:

	Nine Months Ended		Nine Months Ended
	December 31, 2009		December 31, 2008		Variance

Subscription revenues	$734,709	85%	$1,245,356	57%	$(510,647)	(41.0)%
Training revenues	133,247	15%	923,948	42%	(790,701)	(85.6)%
Services and other	-	-%	8,500	1%	(8,500)	(100)%
Total	$867,956	100%	$2,177,804	100%	$(1,309,848)	(60.1)%

Revenue for the nine months ended December 31, 2009 was $867,956 which represented a $1,309,848 decrease from revenue of $2,177,804 for the nine months ended December 31, 2008.  Revenue in the past nine months was below forecast primarily due to the continuation of the economic crisis and the upheaval in the markets. While the company was able to attract consumers to its direct marketing efforts in the past months, there appeared to be a general lack of consumer confidence as we observed that potential clients at our events were reluctant to spend on Investor Education during this difficult and unsettled period.

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

Having completed the conversion to full online capability, we began executing our online customer campaigns in May 2009. The campaigns are continuing along with new online webinar initiatives and we look forward to building on what we believe is a robust online business system.

Cost of sales:

Cost of sales for the nine month period ended December 31, 2009 was $695,494 (80.1% of sales) as compared to $2,007,095 (92.2% of sales) for the same period last year.  The primary reason for this decrease was the transition to the online business model.  Our gross profit was $172,462 as compared to $170,709 for same period last year, approximately the same with less revenue.

Operating Expenses:

A summary of significant operating expenses for the nine months ended December 31, 2009 and the nine months ended December 31, 2008 follows:

	Nine Months		Nine Months
	Ended		Ended
	December 31, 2009		December 31, 2008		Variance

Selling, general and administrative	$3,688,349	84%	$4,320,007	86%	$631,658	14.6%
Depreciation and amortization	703,556	16%	703,604	14%	48	-%
Total	$4,391,905	100%	$5,023,611	100%	$631,706	4.2%

Our selling, general and administrative expenses for the nine month period ended December 31, 2009 was $3,688,349 as compared to $4,320,007 for the nine months ended December 31, 2008.  The primary reason for this decrease is a result of reduced operating and overhead costs incurred for the period.

Other:

A summary of significant other income (expenses) for the nine months ended December 31, 2009 and the nine months ended December 31, 2008 follows:

Nine Months	Nine Months
Ended	Ended
December 31, 2009	December 31, 2008	Variance

Loss on change in fair value of warrant and reset derivative	$(535,858)	41%	$-	-%	$(535,858)	(100)%
Interest and other, net	(763,704)	59%	(1,401,344)	100%	637,640	45%
Total	$(1,299,562)	100%	$(1,401,344)	100%	$101,782	7.3%

During the nine months ended December 31, 2009, we issued convertible promissory notes and related warrants that contain certain reset provisions requiring us to fair value both the warrants and reset derivative each reporting period and mark to market as a non cash adjustment to our current period operations.  This resulted in a charge to our current period operations of $535,858.

Our net interest and other decreased from $1,401,344 to $763,704 due to debt conversions and lower interest rates with any replacement notes.

Liquidity and Capital Resources

As of December 31, 2009, the Company had a working capital deficit of $2,751,083. The Company generated a deficit in cash flow from operating activities of $941,290 for the nine month period December 31, 2009. This deficit is primarily attributable to the Company's net loss from operations of $5,519,006 and is partially offset by following: A charge for the value of options issued for services of $694,815, recognition of an imbedded beneficial conversion of convertible notes of $277,806, change in fair value of warrant and derivative liabilities of $535,859, stock issued for services of $698,050, amortization of financing costs of $67,962, amortization and depreciation expense of $703,556, and changes in the balances of current assets and liabilities. Employee advances, unbilled revenue and other current assets decreased by $14,601, net. Accounts payable and accrued liabilities increased by $893,075 and deferred revenue decreased by $8,818, net.

The Company did not generate any cash flow from investing activities for the nine months ended December 31, 2009.

The Company’s generated a cash flow from financing activities for the nine month period ended December 31, 2009 through proceeds from borrowing on convertible promissory notes of $1,055,970, net with related party advance repayments of $99,937.

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

As of December 31, 2009 and March 31, 2009, the Company’s deferred revenue was $99,230 and $108,048, respectively

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

For the nine month periods ended December 31, 2009 and 2008, the Company granted an aggregate of 8,500,000 and -0- stock options to employees, respectively. The fair value of options granted in previous years vesting during the nine month periods ended December 31, 2009 and 2008 of $689,535 and $618,300 respectively was recorded as a current period charge to earnings.

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

Recent Accounting Pronouncements

With the exception of those stated below, there have been no recent accounting pronouncements or changes in accounting pronouncements during the nine months ended December 31, 2009, as compared to the recent accounting pronouncements described in the Annual Report that are of material significance, or have potential material significance, to the Company.

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

As of December 31, 2009, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in our periodic reports is recorded, processed, summarized and reported, within the time periods specified for each report and that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changed in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to material affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

 On July 16, 2009, a petition for judgment was filed with the Civil Court of the City of New York naming the Company as a defendant relating to property leased by the Company from the defendant for recovery of past due rent payments, interest and legal costs totally $82,732.  As of December 31, 2009, the Company has accrued their obligation under the lease.

From time to time, we may become involved in various lawsuits and legal proceedings, which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. We are currently not aware of any such legal proceedings or claims that we believe will have, individually or in the aggregate, a material adverse affect on our business, financial condition or operating results.

None of our directors, officers or affiliates are involved in a proceeding adverse to our business or have a material interest adverse to our business.

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

In July 2009, the Company issued an aggregate of 4,425,000 shares of its common stock in connection with previously issued convertible notes and related accrued interest.

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

In September 2009, the Company issued an aggregate of 10,765,000 shares of its common stock for services rendered.

In September 2009, the Company issued an aggregate of 3,707,770 shares of its common stock in settlement of $370,776 in convertible notes and related interest.

 In October 2009, the Company issued an aggregate of 200,000 shares of its common stock for services rendered.

In November 2009, the Company issued an aggregate of 1,500,000 shares of its common stock for outstanding accounts payable.

On December 17, 2009, the Company entered into a securities purchase agreement (the “July 2009 Agreement”) with an accredited investor (the “December 2009 Investor”) pursuant to which the December 2009 Investor purchased a principal amount of $30,000 of 8% Convertible Promissory Notes for a purchase price of $30,000 (the “December 2009 Note”).  In addition, for every $1.00 in December 2009 Notes purchased, the December 2009 Investor received a common stock purchase warrant to acquire approximately sixteen and two thirds (16 2/3) shares of common stock (the “December 2009 Warrants”) resulting in the issuance of December 2009 Warrant to purchase an aggregate of 500,000 shares of common stock of the Company.

The December 2009 Note is convertible at the option of the holder at any time into shares of common stock at a conversion price equal to $0.03 per share.  The conversion price of the December 2009 Note is subject to weighted average anti-dilution adjustment for subsequent lower price issuances by the Company, as well as customary adjustments provisions for stock splits, stock dividends, recapitalizations and the like.   The full principal amount of the December 2009 Note is due upon a default under the terms of the December 2009 Notes. The December 2009 Note is secured by all of the assets of the Company, including, but not limited to, the list of the Company’s subscribers, contracts with the subscribers and all intellectual property and source codes.   The December 2009 Notes bear interest at 8% and mature three years from the date of issuance. The Company may pay interest in cash or shares of common stock of the Company, at the option of the holder.  If the Company pays  interest in shares of common stock, then the amount of shares to be delivered shall be equal to the dollar amount of the interest owed divided by the average closing price for the Company’s common stock during the 30 calendar days immediately prior to the interest due date of the December 2009 Notes.

The December 2009 Warrants are exercisable for a period of five years from the date of issuance at a price of $0.05 per share.  In the event that the Company’s volume weighted average price is greater than $0.25 for a period of 30 consecutive days, then the Company, within 30 days of such event occurring, may send notice to the July 2009 Investors advising that the warrants must be exercised within 30 days of such notice.  The July 2009 Warrants are subject to weighted average anti-dilution adjustment for subsequent issuances by the Company at a price less than the conversion price of the December 2009 Notes, as well as customary adjustments provisions for stock splits, stock dividends, recapitalizations and the like.

The securities were offered and sold to the investors in private placement transactions made in reliance upon exemptions from registration pursuant to Section 4(2) under the Securities Act of 1933 and/or Rule 506 promulgated thereunder as the Company did not sell to in excess of 35 unaccredited investors.

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

In May 2007, the Company received $50,000 in exchange for a Convertible NOTE (Note) that matured on August 31, 2007. The Note bears an interest rate of 12% and is convertible into the Company's common stock at the greater of $0.25 per share or 67.5% of the average 10 previous trade days prior to conversion. This note was intended to be a short term note with repayment upon the raising of additional capital in a private offering with American Capital Partners as the placement agent.  This subsequent financing was not adequate to repay this note as promised, and the company since has not had sufficient liquidity to repay this note.  To date the noteholder has taken no legal action and  has been collecting the default rate of interest (18% per annum) in restricted common stock. It is the intention of the Company to repay this note as soon as it is able from excess cash flow or additional financing.

In May 2007, the Company received $50,000 in exchange for a Convertible Note (Note) that matured on August 31, 2007. The Note bears an interest rate of 12% and is convertible into the Company's common stock at the greater of $0.25 per share or 67.5% of the average 10 previous trade days prior to conversion. This note was intended to be a short term note with repayment upon the raising of additional capital in a private offering with American Capital Partners as the placement agent.  This subsequent financing was not adequate to repay this note as promised, and the company since has not had sufficient liquidity to repay this note.  To date the noteholder has taken no legal action and  has been collecting the default rate of interest (18% per annum) in restricted common stock. It is the intention of  the Company to repay this note as soon as it is able from excess cash flow or additional financing.

In May 2007, the Company received $100,000 in exchange for a Convertible Note (Note) that originally matured on August 31, 2007. The Company reached a settlement to issue common stock by no later than December 8, 2008 at the average price back 90 days. Subsequent to the conversion, the Company agreed to issue additional shares should the average price per share be lower in the subsequent 90 days. This note was intended to be a short term note with repayment upon the raising of additional capital in a private offering with American Capital Partners as the placement agent.  This subsequent financing was not adequate to repay this note as promised, and the company since has not had sufficient liquidity to repay this note.  To date the noteholder has taken no legal action and  has been collecting the default rate of interest (18% per annum) in restricted common stock. It is the intention of  the Company to repay this note as soon as it is able from excess cash flow or additional financing.

ITEM 4 – SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
In September 2009 the Board of Directors sought shareholder approval of the 2008 Employee Stock Option Plan (ESOP) that was adopted October 8th 2009. Five outside shareholders were solicited that together with the Directors and Affiliates comprised 54% of the then 327,039,390 shares issued and outstanding. Votes totaling 176,698,390 were recorded in favor of approving the ESOP as of September 16th 2009.  In order to implement the ESOP, we are required to mail to our record stockholders a 14c information statement as well as file such information statement with the Securities and Exchange Commission.  As of the date hereof, we have not filed the required 14c information statement.

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

GLOBAL INVESTOR SERVICES, INC.

Dated: February 10, 2010	By:	/s/ Nicholas S. Maturo
Nicholas S. Maturo
Chief Executive Officer
(Principal Executive Officer)

Date: February 10, 2010	By:	/s/ William Kosoff
William Kosoff
Chief Financial Officer
(Principal Financial Officer and Accounting Officer)