Form 10-K
period 2010-03-31
Global Investor Services, Inc.
filed 2010-06-29
CIK 862651

U.S. Securities and Exchange Commission
Washington, DC 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED

March 31, 2010

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

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months, (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes  ☒  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	(Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by checkmark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

  State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $25,547,912 based on the average closing bid and asked prices on June 25th, 2010.

State issuer’s revenue for its most recent fiscal year. $1,141,687

As of June 25th, 2010, there were 388,544,055 shares of the common stock, par value $.001 per share, issued and outstanding.

Documents incorporated by reference

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980):  None

GLOBAL INVESTOR SERVICES, INC.

2010 FORM 10-K ANNUAL REPORT

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

PART I

ITEM 1.   BUSINESS.

Corporate History

Global Investor Services, Inc. (hereinafter referred to as the “Company”, and “GISV”) was incorporated in the state of Nevada on August 1, 2005. Effective September 18, 2006, the Company changed its name to TheRetirementSolution.com, Inc., and on October 1, 2008 the Company changed its name to Global Investor Services, Inc. The Company was initially formed to market portfolios of stocks via subscription. In 2007, a new chief executive officer was installed and a strategy was developed to create and market a diverse portfolio of products and services for the financial education and financial information industry. This strategy included strategic acquisitions, such as the acquisitions of Razor Data, LLC and Investment Tools and Training, LLC, which have provided the Company with an integrated platform in which it can market and deliver investor education products and investor services. The stock symbol is GISV.

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

Additionally, during these past years the business environment for financial services and financial education has been in a phase of growth and expansion. Significantly, according to a Securities and Exchange Commission Special Study: On-Line Brokerage: Keeping Apace of Cyberspace (http://www.sec.gov/news/studies/cyberspace.htm ) “Recent advances in information technology - particularly the Internet - are revolutionizing commerce. The securities industry, most significantly on-line brokerage, is at the forefront of this revolution.  We believe on-line brokerage has significantly changed the dynamics of the marketplace, causing one of the biggest shifts in individual investors' relationships with their brokers since the invention of the telephone. For the first time ever, investors can - from the comfort of their own homes - access a wealth of financial information on the same terms as market professionals, including breaking news developments and market data. In addition, on-line brokerage provides investors with tools to analyze this information, such as research reports, calculators, and portfolio analyzers. Finally, on-line brokerage enables investors to act quickly on this information.”

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

The Company’s unique offerings include:

•   A comprehensive program of successively complex financial educational courses that are sold to customers on a subscription basis and are delivered on line through the Company’s website;
•   In–house developed trading tools with actionable trading indicators;
•	Blogs, newsletters and other reference materials that describe investment strategies; and
•	Mentoring, coaching and advisory services that are available on a subscription basis.

Acquisitions

Investment Tools & Training, LLC
On January 15th, 2008 the Company acquired Investment Tools & Training, LLC, which brings a highly experienced management team into the Company and an on-line investor education and distribution system as well as traditional distribution through partners. The Company benefits by having acquired experienced management immediately, which assures a deep bench of talent with a successful multi-year track record in this industry.

Razor Data,Corp
The Company, on January 15th 2008, also acquired Razor Data, which brings a robust technology platform into the Company where virtually no capital needs to be invested in the execution of the Company’s business strategy. Razor Data brings experienced technology and operations management and a highly capable development team. Since it began operations five years ago, Razor Data has realized dramatic growth in its subscriber base as a low cost provider, and has achieved profitability in each year of its operations. In addition to its active user base, it has a marketing database of 90,000 potential product customers.

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

Intellectual   Property

Our success depends in part on our proprietary technology and know-how and to a great degree on our ability to broadly market our products to our potential customers and gain their acceptance of those products. The Company owns, through its acquisitions of Investment Tools & Training and Razor Data (1) all the financial education products and education and teaching modules in both on-line and physical forms which it markets, sells and delivers through its businesses, (2) all technical tools, presentations, charts, analyses, strategies, customer teaching and support methodologies, subscription services delivery content and systems, and (3) all marketing know-how, product names and brands, logos, names descriptors, url’s and private labeling capability.

Government Regulation

We do not provide securities brokerage or investment advisory services and do not require any representative distributing the services of StockDiagnostics.com to conduct itself as an investment advisor or broker. We in fact encourage all representatives and users of our information services to seek unrelated investment professionals for securities related activities. Because we have positioned the Company as a knowledge provider and educator which seeks to augment a user’s informed decision-making process rather than act as a conductor of investment decisions or a representative of investment services, our activities do not fall within the scope of securities industry regulation.

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

Employees

GISV has 24 employees. The Company has not experienced any work stoppages and considers relations with its employees to be good.

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

We have only limited prior business operations. Because of our limited operating history, you may not have adequate information on which you can base an evaluation of our business and prospects. Investors should be aware of the difficulties, delays and expenses normally encountered by an enterprise in its early stage, many of which are beyond our control, including unanticipated research and development expenses, employment costs, and administrative expenses. We cannot assure our investors that our proposed business plans as described herein will materialize or prove successful, or that we will be able to finalize development of our products or operate profitably.

We have incurred substantial operating losses since inception (August 1, 2005) and we may never achieve profitability.

From our inception on August 1, 2005 through March 31, 2010, we have incurred cumulative losses of $29,550,899 plus an additional loss of $27,233,173 resulting from the full impairment of the Goodwill being carried from our acquisitions. As a result of the start-up nature of our business, we expect to continue to incur substantial expenses. There can be no assurance that we will achieve profitability in the immediate future or at any time. We do not expect to be profitable in 2010, during which we will engage primarily in marketing our products.  Our cash balance on March 31, 2010 was $48,828 and our average cash burn for the year ended March 31, 2010 was approximately $96,497 per month. As of the date of this filing, we have minimal operating capital to continue our business and marketing initiatives for the next twelve months. As a result, the Company is actively seeking to secure additional working capital through the sale of its securities.

Our independent auditors have expressed substantial doubt about our ability to continue as a going concern.

In their audit opinion issued in connection with our consolidated balance sheets as of March 31, 2010 and our related consolidated statements of operations, stockholders’ equity, and cash flows for the year ended March 31, 2010, our auditors have expressed substantial doubt about our ability to continue as a going concern given our recurring net losses, negative cash flows from operations and the limited amount of funds on our balance sheet.  We have prepared our financial statements on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.  The consolidated financial statements do not include any adjustments that might be necessary should we be unable to continue in existence.

Given our historical financial losses and current financial condition we will need additional financing to execute our business plan for the fiscal year ending March 31, 2011. Our inability to obtain sufficient additional capital could reduce the value the market currently places on our common stock.

We have no current commitment for such future funding and there can be no assurance that additional capital will be available on terms acceptable to us, or at all. Selling additional stock would dilute the equity interests of our stockholders. Further, if we sell stock at a price lower than the conversion price of the Notes held by the selling stockholders, the number of shares of our common stock issuable upon conversion of those Notes will automatically increase; thereby further diluting the equity interests of our stockholders. If we are unable to secure additional capital, we will be forced to reduce our investment in development and commercialization efforts, which will impair our ability to execute our plans. We used cash of  $1,157,964 in operating activities for the fiscal year ended March 31, 2010 and, expect to generate positive cash from operations in the fiscal year ending March 31, 2011.

The Company is currently in default under a portion its convertible promissory notes and the investors have the right to commence an action to collect the amounts due.

In connection with a private placement the Company completed on May 8, 2007, the Company issued convertible promissory notes to the investors which matured on August 31, 2007. The Company has failed to make payment of the amounts outstanding for the principal and has been paying the interest in stock. The investors therefore have the right to bring an action to collect the outstanding amounts under such convertible promissory notes. As of the date of this filing, seven of the ten investors have extended these notes until May 11, 2011 for an aggregate of $650,000 leaving $200,000 in default.

As of March 31, 2010, the Company was in default on certain notes and convertible debentures totaling approximately $421,000. The investors have not declared a default by the Company, although there can be no assurance that they will not declare a default in the future.

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

For the operating period since inception (August 1, 2005) through March 31, 2010, we have incurred a net cumulative loss of $56,784,072 of which $27,233,173 was from a onetime impairment of 100% of the goodwill associated with the recent acquisitions. The Net Operating Loss for the year ending March 31, 2010 was $7,099,072. We expect to continue to incur losses as we spend additional capital to market our products and establish our infrastructure and organization to support anticipated operations.  We cannot be certain whether we will ever be profitable, or if we do, that we will be able to continue to be profitable. Also, any economic weakness or global recession may limit our ability to market our products. Any of these factors could cause our stock price to decline and result in you losing a portion or all of your investment.

We will need to raise additional capital. If we are unable to raise additional capital, our business may fail.

Because our revenues are not yet sufficient to cover expenses or fund our growth, we need to secure on-going funding. If we are unable to obtain adequate additional financing, we may not be able to successfully market and sell our products, our business operations will most likely be discontinued and we will cease to be going concern. To secure additional financing, we may need to borrow money or sell more securities. Under these circumstances, we may be unable to secure additional financing on favorable terms or at all. Selling additional stock, either privately or publicly, would dilute the equity interests of our stockholders. If we borrow money, we will have to pay interest and may also have to agree to restrictions that limit our operating flexibility. If we are unable to obtain adequate financing, we may have to curtail business operations which would have a material negative effect on operating results and most likely result in a lower stock price.

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

Although a trading market for our common stock exists, the trading volume has not been significant and an active trading market for our common stock may never develop. There currently is no analyst coverage of our business. During the period from March 31, 2009 through March 31, 2010  the average daily trading volume of our common stock was approximately 260,000 shares (or approximately   1% of the shares currently available in the market as of March 31, 2010). The trading volume of our shares will continue to be limited due to resale restrictions under applicable securities laws and the fact that approximately 58% of our outstanding shares are held by officers, directors and stockholders holding greater than a 5% interest in the Company. As a result of the limited trading market for our common stock and the lack of analyst coverage, the market price for our shares may continue to fluctuate significantly and will likely be more volatile than the stock market as a whole. There may be a limited demand for shares of our common stock due to the reluctance or inability of certain investors to buy stocks quoted for trading on the OTC Bulletin Board, lack of analyst coverage of our common stock and limited trading market for our common stock. As a result, even if prices appear favorable, there may not be sufficient demand to complete a stockholder’s sell order. Without an active public trading market or broader public ownership, shares of our common stock are likely to be less liquid than the stock of public companies with broad public ownership and an active trading market, and any of our stockholders who attempt to sell their shares in any significant volumes may not be able to do so at all, or without depressing the publicly quoted bid prices for our shares.

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

If we fail to maintain adequate internal controls or fail to implement required new or improved controls, as such control standards are modified, supplemented or amended from time to time; we may not be able to assert that we can conclude on an ongoing basis that we have effective internal controls over financial reporting. Effective internal controls are necessary for us to produce reliable financial reports and are important in the prevention of financial fraud.  If we cannot produce reliable financial reports or prevent fraud, our business and operating results could be harmed, investors could lose confidence in our reported financial information, and there could be a material adverse effect on our stock price. We have examined and evaluated our internal control procedures, including controls over financial reporting to satisfy the requirements of Section 404(a) of the Sarbanes-Oxley Act, as required for our Annual Report on Form 10-K for the year ended March 31, 2010, and noted weaknesses that need to be addresses during the current reporting period in order for our internal controls to be effective. Failure to implement and maintain internal controls in accordance with sections 302 and 404(a) of the Sarbanes-Oxley Act of 2002 could have a material adverse effect on our business and stock price.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.  PROPERTIES

The Company leases its principal executive offices, which are located at 708 3rd Avenue, 6th Floor, New York, New York. The lease is on a month to month basis and is in a shared executive office facility at a cost of approximately $2000 per month.

The Operations of the Company, including marketing, sales, customer service, accounting, technical support, education delivery, product and software development are located in the Salt Lake City Utah area in two separate facilities of approximately 2000 square feet each.  Since the company scaled back its operations and headcount in the past year during the business conversion process to online operations, the company has been operating out of shared facilities in Utah through affiliates of the Company, rent free, up to March 31, 2010. As of April 1, 2010 the Company will pay approximately $3,000 per month for both facilities on a month to month basis until such time that a larger single facility is needed.

The Company believes that its current properties are adequate for its current and immediately foreseeable operating needs. The Company does not have any policies regarding investments in real estate, securities or other forms of property.

ITEM 3. LEGAL PROCEEDINGS

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business.  However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. As of March 31, 2010 the Company was engaged in one legal matter: On July 16, 2009, a petition for judgment was filed with the Civil Court of the City of New York naming the Company as a defendant relating to property leased by the Company from the defendant for recovery of past due rent payments, interest and legal costs.  As of December 31, 2009, the Company has accrued their obligation under the lease. On March 30, 2010, the Company settled for $156,720.  In additional the Company may be obligated to additional monies due on the primary lease of $67,600.   As of March 31, 2010, the Company has accrued their obligations under the lease.

ITEM 4. (Removed and Reserved)

 Not Applicable

PART II

ITEM  5.   MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

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

	2010 Fiscal Year
	High*	Low*
January 1, 2010 - March 31, 2010	$0.050	$0.030
October 1, 2009 - December 31, 2009	$0.070	$0.020
July 1, 2009- September 30, 2009	$0.070	$0.040
April 1, 2009-June 30, 2009	$0.080	$0.020

	2009 Fiscal Year
	High*	Low*
January 1, 2009 - March 31, 2009	$0.100	$0.040
October 1, 2008 - December 31, 2008	$0.120	$0.050
July 1, 2008 - September 30, 2008	$0.080	$0.040
April 1, 2008-June 30, 2008	$0.190	$0.110

As of June 25th, 2010, there were approximately 425 holders of record of the Company’s common stock, and 388,544,055 shares issued and outstanding.

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

Securities Authorized for Issuance Under Equity Compensation Plans

Equity Compensation Plan Information

The following table summarizes the equity compensation plans under which our securities may be issued as of March 31, 2010.
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

RECENT SALES OF UNREGISTERED SECURITIES

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

The securities were offered and sold to the July 2009 Investors in a private placement transaction made in reliance upon exemptions from registration pursuant to Section 4(2) under the Securities Act of 1933 and Rule 506 promulgated under Regulation D thereunder. The July 2009 Investors are accredited investors as defined in Rule 501 of Regulation D promulgated under the Securities Act of 1933.

On December 17, 2009, the Company issued $30,000 in Convertible Promissory Notes ( the “December 2009 Notes”) that matures December 17, 2012. The December 2009 Notes bear interest at a rate of 8% and will be convertible into 34,300,000 shares of the Company’s common stock, at a conversion rate of $.03 per share and are subject to certain dilutive issuance provisions. Interest will also be converted into common stock at the conversion rate of $.003 per share. In connection with the issuance of the December 2009 Notes, the Company issued 500,000 warrants to purchase the Company’s common stock at $0.050 per share over five years and is subject to certain dilutive issuance provisions.

On March 31, 2010, the Company issued $754,473 in Convertible Promissory Notes that mature March 31, 2013 in exchange for accrued and unpaid salaries. These notes bear interest at a rate of 8% and will be convertible into 25,149,100 shares of the Company’s common stock, at a conversion rate of $.03 per share. Interest will also be converted into common stock at the conversion rate of $.003 per share. In connection with the issuance of these notes, the Company issued 12,574,551 warrants to purchase the Company’s common stock at $0.050 per share over five years.

On March 31, 2010, the Company issued $175,000 in Convertible Promissory Notes that mature March 31, 2013. These notes bear interest at a rate of 8% and will be convertible into 5,833,334 shares of the Company’s common stock, at a conversion rate of $.03 per share. Interest will also be converted into common stock at the conversion rate of $.003 per share. In connection with the issuance of these notes, the Company issued 2,916,668 warrants to purchase the Company’s common stock at $0.050 per share over five years.

In March 31, 2010, the Company issued a $182,085 Convertible Note that matures in May 2013 in exchange for a convertible note previously matured. This note bears interest at a rate of 8% and will be convertible into 3,641,700 shares of the Company’s common stock, at a conversion rate of $.05 per share. Interest will also be converted into common stock at the conversion rate of $.05 per share. In connection with the issuance of this note, the Company will issue 500,000 shares of its common stock.

Common Stock

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

In July 2009, the Company issued an aggregate of 3,600,000 shares of its common stock in connection with convertible debt.

In August 2009, the Company issued an aggregate of 400,000 shares of its common stock for services rendered.

In September 2009, the Company issued an aggregate of 10,765,000 shares of its common stock for services rendered.

In September 2009, the Company issued an aggregate of 4,000,000 shares in connection with the acquisition of ITT LLC and Razor Data Corp.

In September 2009, the Company issued an aggregate of 3,707,770 shares of its common stock in settlement of $370,776 in convertible notes and related interest.

 In October 2009, the Company issued an aggregate of 200,000 shares of its common stock for services rendered.

In November 2009, the Company issued an aggregate of 1,500,000 shares of its common stock for outstanding accounts payable.

In January 2010, the Company issued an aggregate of 464,000 shares of its common stock for services rendered.

In February 2010, the Company issued an aggregate of 2,290,000 shares of its common stock in settlement of $114,500 in accrued interest.

In March 2010, the Company issued an aggregate of 3,350,000 shares of its common stock for services rendered.

In March 2010, the Company issued 650,740 shares of its common stock in settlement of $32,537 in accrued interest.

In March 2010, the Company issued 500,000 shares of its common stock in connection with the issuance of a convertible promissory note.

Stock Options and Warrants

For the year ended March 31, 2010, the Company granted 8,500,000 options to purchase to Company’s commons stock at $0.05 to $0.06 per share over ten years.  2,500,000 options vested immediately with the reminder vesting over the next three years. The fair value of the vested options granted during the years ended March 31, 2010 of $770,759 was recorded as a current period charge to earnings.

On July 31, 2009, warrants totaling 17,150,006 were issued in connection with issuance of convertible promissory notes. These warrants are exercisable for three years from the date of issuance at an exercise price of $0.05 per share.

On December 17, 2009, warrants totaling 500,000 were issued in connection with issuance of a convertible promissory note. These warrants are exercisable for five years from the date of issuance at an exercise price of $0.05 per share.

On March 31, 2010, warrants totally 12,491,219 were issued in connection with the issuance of convertible promissory notes.  These warrants are exercisable for five years from the date of issuance at an exercise price of $0.05 per share.

ITEM 6.  SELECTED FINANCIAL DATA

As the Company is a Smaller Reporting Company (as defined by Rule 229.10(f)(1)), the Company is not required to provide the information under this item.

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

The Company has a number of different delivery formats that is focused on a structured investing methodology that focuses on searching for an investment, industry group analysis, fundamental analysis, technical analysis, and portfolio management. The objective is to provide a complete investor education experience for both beginning and experienced investors and to help investors better understand the investment decision process.

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

The table below outlines revenues and significant operating expenses for comparable periods:

 Revenues:

	Year Ended		Year Ended
	March 31, 2010		March 31, 2009		Variance

Subscription revenues	$1,006,984	88%	$1,543,903	60%	$(536,919)	(35)%
Training revenues	134,703	12%	1,031,903	40%	(897,200)	(87)%
Services and other	-	-%	11,546	-%	(11,546)	(100)%
Total	$1,141,687	100%	$2,587,352	100%	$(1,445,665)	(56)%

 Cost of Revenue:

	Year Ended		Year Ended
	March 31, 2010		March 31, 2009

Cost of revenue	$918,159	80%	$2,431,115	94%

The Variance in Revenue from the year ending March 31, 2010 and the prior year ending March 31 2009 was due to the restructuring of the Company’s business operations from a seminar and physical classroom based business model that was marketed through, primarily traditional print media to an On Line based business model that provides subscription based services and training through live and recorded webinars and is marketed through a number of On Line media channels. This restructuring to online operations required most of the year to complete and in the process the seminar and classroom presentation of training and enlistment of new subscribers was suspended by management until the On Line model was ready to launch.  During this restructuring period the primary revenue was derived from legacy subscribers who continued to utilize training received under the seminar model by retaining their subscriptions to the Company’s Internet based stock analysis tools such as Marketpoint, Star Trader, etc.   Normal, expected attrition of subscribers to the stock analysis tools accounts for the majority of the reduced subscription revenue of 35% from $1,543,903 in 2009 to $1,006,984 for the year ending March 31, 2010.; whereas, the suspension of training during this transition to online accounts for the reduction of Training revenue of 87% from $1,031,903 in 2009 to $134,703 for the year ending March 31, 2010.

During the year ended March 31, 2010, our cost of revenue was $918,159 or 80% of revenue as compared to $2,431,115 or 94% of revenue.  The improvement in margin rate  is a result of our transition from the higher cost  physical seminar and classroom business model  to the company’s On Line based business model..

Operating costs

	Year Ended		Year Ended
	March 31, 2010		March 31, 2009		Variance

Selling, general and administrative	$4,733,989	83%	$6,057,215	17%	$(1,323,226)	(22)%
Impairment loss	-	-%	27,233,173	80%	(27,233,173)	(100)%
Depreciation and amortization	937,781	17%	938,139	3%	(358)	-
Total	$5,671,770	100%	$34,228,527	100%	$(28,556,757)	(83)%

Our selling, general and administrative expenses decreased from $6,057,215 to $4,733,989 or $1323,226 (22%). The decrease is a result of reductions in overhead and operating costs as compared to prior year, due to the change to the On Line business model which reduced personnel, marketing, travel, and facilities costs

During the year ended March 31, 2009 the Company management performed an evaluation of its goodwill for purposes of determining the implied fair value of the assets at March 31, 2009. The test indicated that the recorded remaining book value of its goodwill exceeded its fair value for the year ended March 31, 2009.  As a result, upon completion of the assessment, management recorded a non-cash impairment charge of $27,233,173, net of tax, or $0.11 per share during the year ended March 31, 2009 to reduce the carrying value of the goodwill to $-0-. Considerable management judgment is necessary to estimate the fair value.  Accordingly, actual results could vary significantly from management’s estimates.

Depreciation decreased from $938,139 to $937,781 or $358.

Other income and expenses:

	Year Ended		Year Ended
	March 31, 2010		March 31, 2009		Variance

Interest expense, net	$(999,001)	61%	$(1,947,635)	100%	$(948,634)	(49)%
Loss on change in fair value of warrant and reset derivative	(686,613)	42%	-	-	686,613	100%
Other	34,784	(3)%	5,553	-%	29,231	526%
Total	$(1,650,830)	100%	$(1,942,082)	100%	$(291,252)	(15)%

 Interest expense decreased from $1,947,635 to $999,001, a $948,634 or 49% decrease.  The decrease is primarily due to a lower amortization of the recorded beneficial conversion feature from $1,206,895 to $409,114.

 During the year ended March 31, 2010, we issued promissory notes and related warrants that contain certain reset provisions.  As such, we are required to record these reset provisions as a liability and mark to market each reporting period.  For the year ended March 31, 2010, we recorded a loss of $686,613 in change in the fair value of these reset provisions.

 Liquidity and Capital Resources

As of March 31, 2010, the Company had a working capital deficit of $2,280,381. The Company generated a deficit in cash flow from operating activities of $1,157,964 for the year ended March 31, 2010. This deficit is primarily attributable to the Company's net loss from operations of $7,078,045 and is partially offset by following:

•	Loss due to change in fair value of warrant and reset derivatives of $686,613;
•	a charge for the value of options issued for services of $785,420;
•	a charge for re-pricing of employee options of $9,381;
•	recognition of an imbedded beneficial conversion of convertible debentures of $409,114;
•	stock issued for services of $1,574,759, (including amortization of deferred compensation costs of $862,789);
•	amortization and depreciation expense of $1,005,743; and
•	changes in the balances of current assets and liabilities.

Deferred costs, employee advances and other assets decreased by $67,169.  Accounts payable and accrued liabilities increased by $1,431,324 and deferred revenue decreased by $28,415.

The Company met its cash requirements during the year ended March 31, 2010 through net proceeds from convertible debt of $1,230,970, net with payments to related parties of $99,437.

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

Auditor’s Opinion Expresses Doubt About the Company’s Ability to Continue as a “Going Concern”

The independent auditors report on our March 31, 2010 financial statements states that the Company's historical losses and accumulated deficiency raise substantial doubts about the Company's ability to continue as a going concern, due to the losses incurred and deficiency. If we are unable to develop our business, we will have to reduce, discontinue operations or cease to exist, which would be detrimental to the value of the Company's common stock. We can make no assurances that our business operations will develop and provide us with significant cash to continue operations.

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

As of March 31, 2010 and 2009, the Company’s deferred revenue was $79,633 and $108,048, respectively

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

The Company accounts for and reports acquired goodwill and other intangible assets under Accounting Standards Codification subtopic 350-10, Intangibles, Goodwill and Other (“ASC 350-10”). In accordance with ASC 350-10, the Company tests its intangible assets for impairment on an annual basis and when there is reason to suspect that their values have been diminished or impaired. Any write-downs will be included in results from operations.

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

Website Development Costs

The Company recognizes website development costs in accordance with Accounting Standards Codification subtopic 350-50, Website Development Costs ("ASC 350-50”). As such, the Company expenses all costs incurred that relate to the planning and post implementation phases of development of its website. Direct costs incurred in the development phase are capitalized and recognized over the estimated useful life. Costs associated with repair or maintenance for the website is included in cost of net revenues in the current period expenses. During the years ended March 31, 2010 and 2009, the Company did not capitalize any costs associated with the website development.

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

Stock-Based Compensation

 The Company has adopted Accounting Standards Codification subtopic 718-10, Compensation (“ASC 718-10”) which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including employee stock options and employee stock purchases related to an Employee Stock Purchase Plan based on the estimated fair values.

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

For the years ended March 31, 2010 and 2009, the Company granted an aggregate of 8,500,000 and -0- stock options to employees, respectively. The fair value of options granted in previous years vesting during the years ended March 31, 2010 and 2009 of $794,801 and $785,425 respectively was recorded as a current period charge to earnings.

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

Recent Accounting Pronouncements

In June 2009, the FASB issued new accounting guidance under ASC Topic 810 on Consolidation to improve financial reporting by enterprises involved with variable interest entities and to provide more relevant and reliable information to users of financial statements.  The guidance is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual periods thereafter.  Earlier adoption is prohibited.  The adoption of the guidance did not have a material impact on the Company’s consolidated financial statements.

In January 2010 the FASB issued Update No. 2010-06 “Fair Value Measurements and Disclosures—Improving Disclosures about Fair Value Measurements” (“2010-06”). 2010-06 requires new disclosures regarding significant transfers between Level 1 and Level 2 fair value measurements, and disclosures regarding purchases, sales, issuances and settlements, on a gross basis, for Level 3 fair value measurements. 2010-06 also calls for further disaggregation of all assets and liabilities based on line items shown in the statement of financial position. This amendment is effective for fiscal years beginning after December 15, 2010 and interim periods within those fiscal years. The Company is currently evaluating whether adoption of this standard will have a material impact on its financial position, results of operations or cash flows.

In January 2010 the FASB issued Update No. 2010-05 “Compensation—Stock Compensation—Escrowed Share Arrangements and Presumption of Compensation” (“2010-05”). 2010-05 re-asserts that the Staff of the Securities Exchange Commission (the “SEC Staff”) has stated the presumption that for certain shareholders escrowed share represent a compensatory arrangement. 2010-05 further clarifies the criteria required to be met to establish a position different from the SEC Staff’s position. The Company does not believe this pronouncement will have any material impact on its financial position, results of operations or cash flows.

In January 2010 the FASB issued Update No. 2010-04 “Accounting for Various Topics—Technical Corrections to SEC Paragraphs” (“2010-04”). 2010-04 represents technical corrections to SEC paragraphs within various sections of the Codification. Management is currently evaluating whether these changes will have any material impact on its financial position, results of operations or cash flows.

In January 2010 the FASB issued Update No. 2010-02 “Accounting and Reporting for Decreases in Ownership of a Subsidiary—a Scope Clarification” (“2010-02”) an update of ASC 810 “Consolidation.” 2010-02 clarifies the scope of ASC 810 with respect to decreases in ownership in a subsidiary to those of a subsidiary or group of assets that are a business or nonprofit, a subsidiary that is transferred to an equity method investee or joint venture, and an exchange of a group of assets that constitutes a business or nonprofit activity to a non-controlling interest including an equity method investee or a joint venture. Management, does not expect adoption of this standard to have any material impact on its financial position, results of operations or operating cash flows. Management does not intend to decrease its ownership in any of its wholly-owned subsidiaries.

In January 2010 the FASB issued Update No. 2010-01 “Accounting for Distributions to Shareholders with Components of Stock and Cash—a consensus of the FASB Emerging Issues Task Force” (“2010-03”) an update of ASC 505 “Equity.” 2010-03 clarifies the treatment of stock distributions as dividends to shareholders and their affect on the computation of earnings per shares. Management does not expect adoption of this standard to have any material impact on its financial position, results of operations or operating cash flows.

In January 2010, the FASB issued new accounting guidance, under ASC Topic 820 on Fair Value Measurements and Disclosures.  The guidance requires some new disclosures and clarifies some existing disclosure requirements about fair value measurement.  The guidance requires a reporting entity to use judgment in determining the appropriate classes of assets and liabilities and to provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements.  The guidance is effective for interim and annual reporting periods beginning after December 15, 2009.  As this standard relates to disclosures, the adoption did not have a material impact on the Company’s condensed consolidated financial statements.

In February 2010 the FASB issued Update No. 2010-09 “Subsequent Events (Topic 855)” (“2010-09”). 2010-09 clarifies the interaction of Accounting Standards Codification 855 “Subsequent Events” (“Topic 855”) with guidance issued by the Securities and Exchange Commission (the “SEC”) as well as the intended breadth of the reissuance disclosure provision related to subsequent events found in paragraph 855-10-50-4 in Topic 855. This update is effective for annual or interim periods ending after June 15, 2010. Management is currently evaluating whether these changes will have any material impact on its financial position, results of operations or cash flows.

In February 2010 the FASB issued Update No. 2010-08 “Technical Corrections to Various Topics” (“2010-08”). 2010-08 represents technical corrections to SEC paragraphs within various sections of the Codification. Management is currently evaluating whether these changes will have any material impact on its financial position, results of operations or cash flows.

In March 2010, the FASB issued new accounting guidance, under ASC Topic 605 on Revenue Recognition.  This standard provides that the milestone method is a valid application of the proportional performance model for revenue recognition if the milestones are substantive and there is substantive uncertainty about whether the milestones will be achieved.  Determining whether a milestone is substantive requires judgment that should be made at the inception of the arrangement.  To meet the definition of a substantive milestone, the consideration earned by achieving the milestone (1) would have to be commensurate with either the level of effort required to achieve the milestone or the enhancement in the value of the item delivered, (2) would have to relate solely to past performance, and (3) should be reasonable relative to all deliverables and payment terms in the arrangement.  No bifurcation of an individual milestone is allowed and there can be more than one milestone in an arrangement.  The standard is effective for interim and annual periods beginning on or after June 15, 2010.  The Company is currently evaluating the impact the adoption of this guidance will have on its condensed consolidated financial statements.

Off-Balance Sheet Arrangements

The Company does not have any off balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, revenues, and results of operations, liquidity or capital expenditures.

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

ITEM 7A.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, as defined in Rule 12b-2 of the Exchange Act, we are not required to provide the information required by this Item.

ITEM 8. FINANCIAL STATEMENTS

The financial statements begin on Page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9(A). CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that material information required to be disclosed in our periodic reports filed under the Securities Exchange Act of 1934, as amended, or 1934 Act, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to ensure that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer (principal financial officer) as appropriate, to allow timely decisions regarding required disclosure. During the quarter ended March 31, 2010 we carried out an evaluation, under the supervision and with the participation of our management, including the principal executive officer and the principal financial officer (principal financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13(a)-15(e) under the 1934 Act. Based on this evaluation, because of the Company’s limited resources and limited number of employees, management concluded that our disclosure controls and procedures were ineffective as of March 31, 2010.

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

With the participation of our Chief Executive Officer and Chief Financial Officer (principal financial officer), our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of March 31, 2010 based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on our evaluation and the material weaknesses described below, management concluded that the Company did not maintain effective internal control over financial reporting as of March 31, 2010 based on the COSO framework criteria. Management has identified control deficiencies regarding the lack of segregation of duties and the need for a stronger internal control environment. Management of the Company believes that these material weaknesses are due to the small size of the Company’s accounting staff.  The small size of the Company’s accounting staff may prevent adequate controls in the future, such as segregation of duties, due to the cost/benefit of such remediation.

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

In light of this material weakness, we performed additional analyses and procedures in order to conclude that our consolidated financial statements for the year ended March 31, 2010 included in this Annual Report on Form 10-K were fairly stated in accordance with US GAAP. Accordingly, management believes that despite our material weaknesses, our consolidated financial statements for the year ended March 31, 2010 are fairly stated, in all material respects, in accordance with US GAAP.

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

Changes in Internal Controls

During the fiscal quarter ended March 31, 2010, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

ITEM 9B. OTHER INFORMATION

None

PART   III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following table sets forth certain information with respect to our directors and executive officers.

Name	Age	Position
Nicholas S. Maturo	61	Chief Executive Officer, President and Chairman of the Board
William Kosoff	68	Chief Financial Officer and Director
Louis Sagar	54	Director

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

William C. Kosoff  – President, Chief Financial Officer and Director. During the past five years Mr. Kosoff served as Vice President of Worldwide Sales and a Director for a public company, Telenetics Corp. under the new Sarbanes-Oxley regimen. From December of 2005 to September 2006, Mr. Kosoff was licensed and active in residential Real Estate in California. In addition, Mr. Kosoff has served as a Director of GISV and Interim President and CEO of GISV while providing consulting services to the Company. Mr. Kosoff received his BA in Physics from California State University in 1978. He was in the high technology industry for 45 years serving in Engineering, Marketing, Sales, and Senior Management positions with Rockwell International from 1960 to 1984. In 1984 he co-founded Telenetics Corp as President and CEO. In 1987 Telenetics became public on NASDAQ and was acquired in 2006 by a private firm. During his tenure with Telenetics he also served as CFO from 1988 to 1991. Mr. Kosoff  earned a Professional Certificate in Accounting from New York University in 2010.

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

The Board met formerly a total of  three times during fiscal 2010.
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

ITEM 11. EXECUTIVE COMPENSATION

Directors’ Compensation

Compensation for outside Directors has been set at $25,000 annually plus re-imbursement of reasonable and ordinary expenses. L. Sagar was awarded 500,000 options at $0.06 per share of which 250,000 vested in January 2007 and 250,000 in January 2008.

Executive Officers’ Compensation

The following table sets forth information concerning the annual and long-term compensation earned by or paid to our Chief Executive Officer and to other persons who served as executive officers as at and/or during the fiscal year ended March 31, 2009 who earned compensation exceeding $100,000 during fiscal year 2010 (the “named executive officers”), for services as executive officers for the last three fiscal years.

Summary Compensation Table

Name and Principal Position	Fiscal Year	Salary ($)		Bonus ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Non- Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Nicholas Maturo CEO	2010	225,000	(1)	None	90,000	None	None		315,000
William Kosoff CFO	2010	150,000	(2)	None	30,000	None	None		180,000

(1)  $159,678 of Calendar Year (CY) 2009 compensation was deferred during the 2010 fiscal year and was accrued as of 12-31-2009 and then converted to a convertible promissory note convertible at the same terms as the Private Placement investment conducted throughout CY 2009 (converts at $0.03 per share with 50% 5 year warrants at $0.05 per share).

(2)  $89,295 of Calendar Year (CY) 2009 compensation was deferred during the 2010 fiscal year and was accrued as of 12-31-2009 and then converted to a convertible promissory note convertible at the same terms as the Private Placement investment conducted throughout CY 2009 (converts at $0.03 per share with 50% 5 year warrants at $0.05 per share).

Outstanding Equity Awards at Fiscal Year-End Table.

Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)

Nicholas Maturo	6,000,000			$0.06	1/24/17
William Kosoff	2,500,000	500,000		$0.06	2/7/17

Employment Agreements

On January 23, 2007 the Company entered into a three year employment contract with Nicholas Maturo as CEO (the “Maturo Agreement”).   In addition, the Company elected him to the Board of Directors and appointed him Chairman of the Board. The Maturo Agreement provides a first year annual salary of $225,000 with annual increases and certain performance-based bonuses. In addition, the Maturo Agreement awards stock options of 6,000,000 shares with 1,500,000 vesting upon signing and the balance vesting over the life of the contract.

On June 30, 2008, the Company entered into an Amended and Restated Employment Agreement with Nicholas S. Maturo (the “Amended Maturo Agreement”), the Company’s Chairman of the Board and Chief Executive Officer of Company since January 23, 2007.

The Amended Maturo Agreement extends the term of Mr. Maturo’s employment for five (5) years, as may be extended or earlier terminated pursuant to the terms and conditions of the Amended Maturo Agreement and provides for automatic renewals for successive three (3) year periods unless, prior to the 90th calendar day preceding the expiration of the then existing term, either the Company or Mr. Maturo provide written notice to the other that it elects not to renew the term

Based on performance criteria to be agreed upon between the Board of Directors and Mr. Maturo at the beginning of each operating year and for the duration of the term, Mr. Maturo’s salary will be increased to $300,000, effective January 23, 2008, $400,000, effective January 23, 2009 and $500,000, effective January 23, 2010 for the duration of the term, subject to any additional increases on the recommendations of the Compensation Committee of the Board of Directors or the Board of Directors, as applicable.

On February 1, 2009 the Board of Directors and Mr. Maturo agreed to freeze his compensation at $225,000 per year (the “Salary”) until the Company can generate revenues to attain positive cash flow on an ongoing basis and it is deemed feasible to increase the base salary upwards.  The additional salaries contained in the Amended Maturo Agreement over and above the $225,000 annual rate  are not being accrued.

Additionally, Mr. Maturo receives the following equity compensation from Company (collectively, the “Equity Compensation”) upon execution of the Amended Maturo Agreement:

(a)
an option to purchase 6,000,000 shares of common stock of the Company, with options to purchase 3,000,000 fully vested shares, options to purchase 1,500,000 shares vesting on January 23, 2009 and the remaining options to purchase 1,500,000 shares vesting on January 23, 2010, with a exercise price of $0.06 per share and a cashless exercise feature;

(b)
5,000,000 shares of restricted common stock of the Company granted and fully-vested as of the date of the Amended Maturo Agreement, with the Company paying all associated tax obligations on behalf of the Employee;

(c)
In addition to Salary and Equity Compensation, Mr. Maturo will be entitled to receive an annual cash bonus equal to at least 50% and up to 100% of the Salary, subject to the recommendations of the Compensation Committee of the Board of Directors or the Board of Directors, as applicable, based upon performance criteria to be agreed upon between the Compensation Committee of the Board of Directors or the Board of Directors, as applicable, and Mr. Maturo at the beginning of each operating year of the Company during the term; and

(d)
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

On February 6, 2007 the Company entered into a 2 year employment contract with William Kosoff as President and CFO (the “Kosoff Agreement”). Mr. Kosoff remains a Director of the Company and also serves as Treasurer and Secretary of the Corporation. The Kosoff Agreement provides a first year annual salary of $150,000 with annual increases and performance based bonuses. In addition, the Kosoff Agreement awards stock options of 1,500,000 shares with 500,000 vesting upon signing and the balance vesting over the life of the contract. The Kosoff Agreement automatically renewed for a successive 2 year term as of February 6th 2009.

On January 15, 2008 the company entered into employment agreements with key management (“Key Managers”) of the acquired entities of Razor Data, LLC and Investment tools and Training, LLC (ITT) (the “Key Management Agreements”). Each Key Management Agreements provides a base salary to Key Managers of $150,000 plus annual bonuses to be determined by the CEO and the Board of Directors. The Key Management Agreements last for a term of three years and contain severance pay provisions allowing for the remaining annual salary amountof up to three years if terminated by the company without cause, or by one of the Key Managers if for “Good Reason, or six (6) months salary, whichever is greater.” The Key Management Agreements contain Non-Compete covenants as well as provide for ownership of “Inventions” pertaining to the business of the Company.

The key personnel and their respective positions are listed below:

Rhett Andersen, Vice President of Development, Razor Data
Ryan Smith, Vice President of ITT,

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table provides information as to shares of common stock beneficially owned as of March 31, 2009 by:

•	each director;

•	each officer named in the summary compensation table;

•	each person owning of record or known by us, based on information provided to us by the persons named below, to own beneficially at least 5% of our common stock; and

•	all directors and executive officers as a group.

Name of Beneficial Owner (1)	Common Stock Beneficially Owned	Percentage of Common Stock (2)
Nicholas S. Maturo	28,259,230	7.51%
William C. Kosoff (3)	12,684,125	3.52%
Louis Sagar	3,832,755	1.09%
RABI LLC- Bart Coon & Rhett Andersen	72,955,278	17.33%
Secure Acquisition Financial Entity, LP–Wealth Engineering & Associates	34,494,000	8.98%
G. Bart Rice	35,494,000,	9.26
Newsgrade Corporation	40,851,356	10.51%
All Officers and Directors as a group (3 Persons)	44,776,110	12.12%

(1)	Except as otherwise indicated, the address of each beneficial owner is c/o Global Investor Services, Inc., 708 3rd Avenue, 6th floor, New York, New York, 10017.

(2)
Applicable percentage ownership is based on  347,967,310  shares of common stock outstanding as of March 31, 2010, together with securities exercisable or convertible into shares of common stock within 60 days of March 31, 2009 for each stockholder. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock that are currently exercisable or exercisable within 60 days of March 31, 2009 are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

No Director, executive officer, affiliate or any owner of record or beneficial owner of more than 5% of any class of voting securities of the Company is a party adverse to the Company or has a material interest adverse to the Company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

None to Report

 ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth fees billed to us by our auditors, RBSMLLP, during the fiscal years ended March 31, 2010 and 2009 for: (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements, (ii) services by our auditor that are reasonably related to the performance of the audit or review of our financial statements and that are not reported as Audit Fees, (iii) services rendered in connection with tax compliance, tax advice and tax planning, and (iv) all other fees for services rendered.

		March 31, 2010	March 31, 2009
(i)	Audit Fees	$163,853	$182,600
(ii)	Audit Related Fees		-
(iii)	Tax Fees		-
(iv)	All Other Fees		-
	Totals	$163,853	$182,600

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

10.2
Stock Purchase Agreement by and among Voxpath Holdings, Inc., and The Retirement Solution, Inc., Audited Financial Statements of Registrant as of March 31, 2006 and for the period from August 10, 2005 (date of inception) through March 31, 2006, and Unaudited financial statements for the three months period ended June 30, 2006 (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on October 2, 2006).

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

10.10	Amended and Restated Employment Agreement, dated June 30, 2008, incorporated by reference to Exhibit 10.1 to Form 8-K filed on July 8, 2008.

10.11	Marketing Agreement, dated July 2, 2008 with Allied Global Ventures, incorporated by reference to Exhibit 10.1 to Form 8-K filed on July 14, 2008

10.12
Amendment to Allied Global Ventures Convertible Note for $ 1Million dated March 31, 2009 with a conversion stop at , 9.9% of issued and outstanding dated June 28th, 2010 , incoroporated by reference to the 10K filed for the fiscal year ending March 31, 2010.

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

GLOBAL INVESTOR SERVICES, INC.

Dated: June 29, 2010	By:	/s/ Nicholas S. Maturo
Nicholas S. Maturo
Chief Executive Officer
(Principal Executive Officer)

Dated: June 29, 2010	By:	/s/ William Kosoff
William Kosoff
Chief Financial Officer
(Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Nicholas S. Maturo	Chief Executive Officer and Chairman of the Board	June 29, 2010
Nicholas S. Maturo	(Principal Executive Officer)

/s/ William Kosoff	Chief Financial Officer and Director	June 29, 2010
William Kosoff	(Principal Financial Officer)

/s/ Louis Sagar	Director	June 29, 2010
Louis Sagar

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2010 AND 2009

FORMING A PART OF ANNUAL REPORT
PURSUANT TO THE SECURITIES EXCHANGE ACT OF 1934

GLOBAL INVESTOR SERVICES, INC.
(FORMERLY THERETIREMENTSOLUTION.COM, INC.)

GLOBAL INVESTOR SERVICES, INC.
(FORMERLY THERETIREMENTSOLUTION.COM, INC.)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors,
Global Investor Services, Inc.
(Formerly TheRetirementSolution.com, Inc.)
New York, New York

We have audited the accompanying consolidated balance sheets of Global Investor Services, Inc. and subsidiaries (formerly TheRetirementSolution.com, Inc.,  the “Company”) as of March 31, 2010 and 2009 and the related consolidated statements of operations, (deficiency in) stockholders’ equity, and cash flows for each of the two years in the period ended March 31, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based upon our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of March 31, 2010 and 2009, and the results of its operations and its cash flows for each of the two years in the period ended March 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in the Note 2, the Company has suffered recurring losses from operations and has a net accumulated deficiency as of March 31, 2010, which raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to this matter are described in Note 2. The accompanying statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/RBSM LLP

New York, New York
June 28, 2010

GLOBAL INVESTOR SERVICES, INC.
(FORMERLY THERETIREMENTSOLUTION.COM, INC.)
CONSOLIDATED BALANCE SHEETS
MARCH 31, 2010 AND 2009

	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$48,828	$75,259
Deferred costs	14,880	17,373
Employee advances	6,400	6,550
Other current assets	1,233	1,432
Total current assets	71,341	100,614

Property, plant and equipment, net of accumulated depreciation of $1,711,954 and $940,754 as of March 31, 2010 and 2009, respectively	1,235,825	2,007,025

Other assets:
Capitalized finance costs, net of amortization of $301,096 and $233,134 as of March 31, 2010 and 2009, respectively	-	67,962
Deposits	21,600	85,927
Customers list, net of accumulated amortization of $367,869 and $201,187 as of March 31, 2010 and 2009, respectively	131,878	298,460

Total assets	$1,460,644	$2,559,988

LIABILITIES AND DEFICIENCY IN STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$1,818,855	$1,470,685
Deferred revenue	79,633	108,048
Due to related party	31,264	130,701
Convertible notes payable, current portion, net of unamortized debt discount	221,970	200,000
Notes payable, current portion	200,000	382,085
Total current liabilities	2,351,722	2,291,519

Long term debt:
Warrant liability	625,137	-
Reset derivative liability	1,120,476	-
Convertible notes payable, long term portion, net of unamortized debt discount	2,564,439	2,016,949
Convertible notes payable, long term portion-related party, net of unamortized debt discount	1,000,688	1,333,333

Total liabilities	7,662,462	5,641,801

DEFICIENCY IN STOCKHOLDERS' EQUITY
Common stock, par value $0.001; 700,000,000 shares authorized; 347,967,310 and 312,214,800 issued and outstanding as of March 31, 2010 and 2009, respectively	347,967	312,215
Additional paid in capital	46,234,287	41,094,094
Subscription received	500,000	500,000
Common shares to be issued	3,500,000	4,696,878
Accumulated deficit	(56,784,072)	(49,685,000)
Total (deficiency in) stockholders' equity	(6,201,818)	(3,081,813)

Total liabilities and (deficiency in) stockholders' equity	$1,460,644	$2,559,988

The accompanying notes are an integral part of these consolidated financial statements

GLOBAL INVESTOR SERVICES, INC.
(FORMERLY THERETIREMENTSOLUTION.COM, INC.)
CONSOLIDATED STATEMENT OF OPERATIONS
YEARS ENDED MARCH 31, 2010 AND 2009

	2010	2009
Revenue, net:
Subscription revenue	$1,006,984	$1,543,903
Training revenue	134,703	1,031,903
Services and other	-	11,546
Total revenue	1,141,687	2,587,352

Cost of revenue	918,159	2,431,115

Gross profit	223,528	156,237

Operating costs:
Selling, general and administrative	4,733,989	6,057,215
Impairment loss	-	27,233,173
Depreciation and amortization	937,781	938,139
Total operating expenses	5,671,770	34,228,527

Net loss from operations	(5,448,242)	(34,072,290)

Other income (expense):
Gain (loss)on change in fair value of warrant and reset derivative liabilities	(686,613)	-
Interest, net	(999,001)	(1,947,635)
Other	34,784	5,553

Net (loss) before provision for income taxes	(7,099,072)	(36,014,372)

Income taxes (benefit)	-	-

NET (LOSS)	$(7,099,072)	$(36,014,372)

Loss per common share-basic and fully diluted	$(0.02)	$(0.14)

Weighted average number of common shares outstanding-basic and fully diluted	329,391,728	260,533,573

The accompanying notes are an integral part of these consolidated financial statements

GLOBAL INVESTOR SERVICES, INC.
(FORMERLY THERETIREMENTSOLUTION.COM, INC.)
CONSOLIDATED STATEMENT OF (DEFICIENCY IN) STOCKHOLDERS' EQUITY
FOR THE TWO YEARS ENDED MARCH 31, 2010

				Additional	Common shares
	Stock	Common stock		Paid in	To be issued		Accumulated
	Subscription	Shares	Amount	Capital	Shares	Amount	Deficit	Total
Balance, April 1, 2008	$-	237,602,806	$237,603	$32,240,750	18,100,000	$4,521,000	$(13,670,628)	$23,328,725
Beneficial conversion feature on convertible debt in connection with issuance of common stock in April 2008		400,000	400	56,963	(100,000)	(21,000)	-	36,363
Common stock issued in April 2008 in exchange for convertible debt		3,250,000	3,250	321,750	-	-	-	325,000
Common stock issued in April 2008 for services rendered at $0.19 per share		3,000,000	3,000	297,000	-	-	-	300,000
Common stock issued in April 2008 for expenses at $0.10 per share		250,000	250	24,750	-	-	-	25,000
Common stock issued in April 2008 in settlement of accrued interest on convertible debt		466,667	466	69,534	-	-	-	70,000
Common stock issued in June 2008 as deferred compensation		2,500,000	2,500	(2,500)	-	-		-
Common stock issued in June 2008 for services rendered at $0.11 per share		7,000,000	7,000	763,000	-	-	-	770,000
Beneficial conversion feature on convertible debt in connection with issuance of common stock in May and June 2008		-	-	-	500,000	60,605	-	60,605
Common stock issued in July 2008 in connection with issuance of convertible debt		500,000	500	60,105	(500,000)	(60,605)	-	-
Common stock issued in September 2008 in exchange for convertible debt		875,000	875	74,125	-	-	-	75,000
Common stock issued in September 2008 in settlement of accrued interest on convertible debt		986,472	987	118,556	-	-	-	119,543
Common stock issued in September 2008 as deferred compensation		1,100,000	1,100	(1,100)	-	-	-	-
Common stock issued in September 2008 for services rendered		630,000	630	91,920	-	-	-	92,550
Preferred stock subscription	500,000	-	-	-	-	-	-	500,000
Common stock issued in October 2008 in settlement of accrued interest	-	13,375	13	790	-	-	-	803
Common stock issued in December 2008 for services rendered	-	2,001,600	2,002	134,810	-	-		136,812
Common stock issued in December 2008 in exchange for convertible debt	-	1,014,030	1,014	98,986	-	-		100,000
Common stock issued in December 2008 in settlement of accrued interest	-	1,502,743	1,503	93,329	-	-		94,832
Common stock issued in December 2008 as deferred compensation	-	6,000,000	6,000	(6,000)	-	-	-	-
Subtotal	$500,000	269,092,693	$269,093	$34,436,768	18,000,000	$4,500,000	$(13,670,628)	$26,035,233

The accompanying notes are an integral part of these consolidated financial statements

GLOBAL INVESTOR SERVICES, INC.
(FORMERLY THERETIREMENTSOLUTION.COM, INC.)
CONSOLIDATED STATEMENT OF (DEFICIENCY IN) STOCKHOLDERS' EQUITY
FOR THE TWO YEARS ENDED MARCH 31, 2010

				Additional	Common shares
	Stock	Common stock		Paid in	To be issued		Accumulated
	Subscription	Shares	Amount	Capital	Shares	Amount	Deficit	Total
Balance forward	$500,000	269,092,693	$269,093	$34,436,768	18,000,000	$4,500,000	$(13,670,628)	$26,035,233
Common stock issued in January 2009 for services rendered	-	1,555,556	1,556	76,222	-	-	-	77,778
Common stock issued in January 2009 as compensation	-	2,625,000	2,625	128,625	-	-	-	131,250
Common stock issued in February 2009 as compensation	-	11,607,471	11,607	800,916	-	-	-	812,523
Common stock issued in February 2009 as deferred compensation	-	5,000,000	5,000	(5,000)	-	-	-	-
Common stock issued in March 2009 for services rendered	-	791,806	792	48,092	-	-	-	48,884
Common stock issued in March 2009 for accrued interest	-	1,092,274	1,092	71,516	-	-	-	72,608
Common stock issued in March 2009 for accrued payables	-	1,100,000	1,100	97,650	-	-	-	98,750
Common stock issued in March 2009 as deferred compensation	-	5,050,000	5,050	(5,050)	-	-	-	-
Common stock issued in March 2009 in exchange for convertible debt	-	14,300,000	14,300	3,560,700	-	-	-	3,575,000
Beneficial conversion feature on convertible debt in connection with common stock to be issued in March 2009	-	-	-	(196,878)	3,600,000	196,878	-	-
Fair value of warrants issued in connection with note payable	-	-	-	101,183	-	-	-	101,183
Beneficial conversion feature on convertible debt	-	-	-	403,978	-	-	-	403,978
Fair value of vested options issued to employees		-	-	785,425	-	-	-	785,425
Gain on debt forgiveness, related party	-	-	-	333,333	-	-	-	333,333
Equity based compensation issued for services		-	-	456,614	-	-	-	456,614
Net loss	-	-	-	-	-	-	(36,014,372)	(36,014,372)
Balance, March 31, 2009	$500,000	312,214,800	$312,215	$41,094,094	21,600,000	$4,696,878	$(49,685,000)	$(3,081,813)

The accompanying notes are an integral part of these consolidated financial statements

GLOBAL INVESTOR SERVICES, INC.
(FORMERLY THERETIREMEENTSOLUTION.COM, INC.)
CONSOLIDATED STATEMENT OF (DEFICIENCY IN) STOCKHOLDERS' EQUITY
FOR THE TWO YEARS ENDED MARCH 31, 2010

				Additional	Common shares
	Stock	Common stock		Paid in	To be issued		Accumulated
	Subscription	Shares	Amount	Capital	Shares	Amount	Deficit	Total
Balance forward	$500,000	312,214,800	$312,215	$41,094,094	21,600,000	$4,696,878	$(49,685,000)	$(3,081,813)
Common stock issued in April 2009 for accrued payables	-	1,600,000	1,600	48,100	-	-	-	49,700
Common stock issued in April 2009 for services rendered	-	400,000	400	23,600	-	-	-	24,000
Common stock issued in May 2009 for services rendered	-	1,100,000	1,100	42,900	-	-	-	44,000
Common stock issued in July 2009 for services rendered	-	400,000	400	26,600	-	-	-	27,000
Common stock issued in July 2009 in settlement of accrued interest	-	825,000	825	48,675	-	-	-	49,500
Common stock issued in August 2009 for services rendered	-	400,000	400	14,400	-	-	-	14,800
Common stock issued in July 2009 connection with convertible debt	-	3,600,000	3,600	193,278	(3,600,000)	(196,878)	-	-
Common stock issued in September 2009 connection acquisition of ITT and Razor	-	4,000,000	4,000	996,000	(4,000,000)	(1,000,000)	-	-
Common stock issued in September 2009 for services rendered	-	10,765,000	10,765	567,485	-	-	-	578,250
Common stock issued in September 2009 in exchange for convertible debt	-	3,707,770	3,708	367,068	-	-	-	370,776
Common stock issued in October 2009 for services rendered	-	200,000	200	9,800	-	-	-	10,000
Common stock issued in November 2009 for accrued payables	-	1,500,000	1,500	43,500	-	-	-	45,000
Common stock issued in January 2010 for services rendered	-	464,000	464	13,456	-	-	-	13,920
Common stock issued in February 2010 for accrued interest	-	2,290,000	2,290	112,210	-	-	-	114,500
Common stock issued in March 2010 for deferred compensation	-	3,350,000	3,350	(3,350)	-	-	-	-
Common stock issued in March 2010 for accrued interest	-	650,740	650	31,887	-	-	-	32,537
Common stock issued in conjunction with the issuance of convertible debt	-	500,000	500	17,521	-	-	-	18,021
Fair value of vested options issued to employees	-	-	-	770,759	-	-	-	770,759
Fair value of vested options issued to consultants	-	-	-	14,661	-	-	-	14,661
Change in fair value of re priced employee options	-	-	-	9,381	-	-	-	9,381
Beneficial conversion feature on convertible debt	-	-	-	929,473	-	-	-	929,473
Equity based compensation issued for services	-	-	-	862,789	-	-	-	862,789
Net loss	-	-	-	-	-	-	(7,099,072)	(7,099,072)
Balance, March 31, 2010	$500,000	347,967,310	$347,967	$46,234,287	14,000,000	$3,500,000	$(56,784,072)	$(6,201,818)

The accompanying notes are an integral part of these consolidated financial statements

GLOBAL INVESTOR SERVICES, INC.
(FORMERLY THERETIREMENTSOLUTION.COM, INC.)
CONSOLIDATED STATEMENT OF CASH FLOWS
YEARS ENDED MARCH 31, 2010 AND 2009

	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(7,099,072)	$(36,014,372)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	937,781	938,138
Common stock issued for services rendered	711,970	2,369,797
Beneficial conversion features in connection with the issuance of convertible debentures	409,114	1,206,895
Fair value of vested options issued for services rendered	785,420	785,425
Change in fair value of warrant and reset liabilities	686,613	-
Change in fair value of re-priced employee vested options	9,381	-
Amortization of financing costs	67,962	233,134
Amortization of deferred compensation	862,789	456,614
Impairment of goodwill	-	27,233,173
(Increase) decrease in:
Accounts receivable	-	601,102
Unbilled revenue	-	294,675
Deferred costs	2,493	67,579
Employee advances	150	12,200
Due from related party	-	147,600
Other assets	64,526	(45,584)
Increase (decrease) in:
Accounts payable and accrued liabilities	1,431,324	361,408
Deferred revenue	(28,415)	(696,404)
Net cash used in operating activities:	(1,157,964)	(2,048,620)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash provided by (used in) investing activities:	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from advances	-	999,561
Proceeds from preferred stock subscription	-	500,000
Proceeds from issuance of convertible debt, net	1,230,970	275,000
Proceeds from notes payable	-	200,000
Repayments of notes payable, related party	-	(2,423)
Proceeds (repayments) of related party advances, net	(99,437)	(28,088)
Net cash provided by financing activities	1,131,533	1,944,050

Net decrease in cash and cash equivalents	(26,431)	(104,570)
Cash and cash equivalents-beginning of period	75,259	179,829
Cash and cash equivalents-end of period	$48,828	$75,259

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$-	$-
Income taxes	$-	$-

Common stock issued for services rendered	$711,970	$2,369,797
Beneficial conversion feature attributable to convertible debentures	$409,114	$1,206,895
Fair value of vested options issued for services rendered	$785,420	$785,425
Common stock issued for in settlement of outstanding payables	$377,618	$-
Fair value of warrants issued in connection with debt	$-	$101,183
Convertible debt issued in exchange for accrued compensation	$754,473	$-
The accompanying notes are an integral part of these consolidated financial statements

GLOBAL INVESTOR SERVICES, INC.
(FORMERLY THERETIREMENTSOLUTION.COM, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010 AND 2009

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A summary of the significant accounting policies applied in the preparation of the accompanying financial statements follows:

Business and basis of Presentation

Global Investor Services, Inc. (the "Company") was incorporated on August 10, 2005 under the laws of the State of Nevada. On September 16, 2006, the Company changed its name to TheRetirementSolution.Com, Inc. and on October 1, 2008 to Global Investor Services, Inc. The Company currently markets directly and through its marketing partners as well as online, certain investor products and services which provide financial and educational information to its prospective customers and to its subscribers. During the year ended March 31, 2008, the Company transitioned from a development stage enterprise to an operating company. While the Company has generated revenues from its sale of products, the Company has incurred expenses, and sustained losses. Consequently, its operations are subject to all risks inherent in the establishment of a new business enterprise. As of March 31, 2010, the Company has accumulated losses of $56,784,072.

On August 30, 2006, the Company entered into a Share Purchase Agreement (“Agreement”) with Voxpath Holdings, Inc. (“Voxpath”). Prior to the merger, Voxpath was an inactive corporation with no significant assets or liabilities. As a result of the Agreement, there was a change in control of the public entity. In accordance with SFAS No. 141, Voxpath was the acquiring entity. While the transaction is accounted for using the purchase method of accounting, in substance the Agreement is a recapitalization of Voxpath’s capital structure. For accounting purposes, the Company accounted for the transaction as a reverse acquisition and Voxpath is the surviving entity. The value of the net assets acquired was $0. The Company did not recognize goodwill or any intangible assets in connection with the transaction. Effective with the Agreement, all previously outstanding shares of common stock were exchanged for an aggregate of 99,999,998 shares of the Company’s common stock. The value of the stock issued was the historical cost of the Company’s net tangible assets, which did not differ materially from their fair value. The total consideration paid was $86,135.

During the year ended March 31, 2008, the Company acquired Investment Tools and Training, LLC (“ITT), a Utah limited liability company founded on November 9, 2006 and Razor Data, LLC (“Razor”); a Utah Limited Liability Company formed July 23, 2002.

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
MARCH 31, 2010 AND 2009

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

 We sell our products separately and in various bundles that contain multiple deliverables that include website/data subscriptions, educational workshops, online workshops and training, one-on-one coaching and counseling sessions, along with other products and services. In accordance with ASC 605-25, sales arrangements with multiple deliverables are divided into separate units of accounting if the deliverables in the arrangement meet the following criteria: (i) the product has value to the customer on a standalone basis; (ii) there is objective and reliable evidence of the fair value of undelivered items; and (iii) delivery or performances of any undelivered item is probable and substantially in our control. The fair value of each separate element is generally determined by prices charged when sold separately. In certain arrangements, we offer these products bundled together.  If there is any discount from the combined fair value of the individual elements, the discount is allocated to the portion of the revenues that is attributed to the online courses and training. As per ASC 605-25, if fair value of all undelivered elements in an arrangement exists, but fair value does not exist for a delivered element, then revenue is recognized using the residual method. Under the residual method, the fair value of undelivered elements is deferred and the remaining portion of the arrangement fee (after allocation of 100 percent of any discount to the delivered item) is recognized as revenue.  The deferral policy for each of the different types of revenues is summarized as follows:

GLOBAL INVESTOR SERVICES, INC.
(FORMERLY THERETIREMENTSOLUTION.COM, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010 AND 2009

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

As of March 31, 2010 and 2009, the Company’s deferred revenue was $79,633 and $108,048, respectively

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

Advertising Costs

The Company expenses advertising costs as incurred. Advertising expense was $126,670 and $5,035 for the years ended March 31, 2010 and 2009, respectively.

Research and Development

The Company accounts for research and development costs in accordance with the Accounting Standards Codification subtopic 730-10, Research and Development (“ASC 730-10”). Under ASC 730-10, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and developments costs are expensed when the contracted work has been performed or as milestone results have been achieved. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred. For the years ended March 31, 2010 and 2009, the Company’s expenditures on research and product development were immaterial.

Reclassification

Certain reclassifications have been made in prior year’s financial statements to conform to classifications used in the current year.

GLOBAL INVESTOR SERVICES, INC.
(FORMERLY THERETIREMENTSOLUTION.COM, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010 AND 2009

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

The Company accounts for and reports acquired goodwill and other intangible assets under Accounting Standards Codification subtopic 350-10, Intangibles, Goodwill and Other (“ASC 350-10”). In accordance with ASC 350-10, the Company tests its intangible assets for impairment on an annual basis and when there is reason to suspect that their values have been diminished or impaired. Any write-downs will be included in results from operations.

Total identifiable intangible assets acquired in the acquisition of ITT and Razor and their carrying values at March 31, 2010 are:

	Gross Carrying Amount	Accumulated Amortization	Net	Residual Value	Weighted average Amortization Period (Years)
Amortized Identifiable intangible assets:
Customer/subscriber lists-Razor	$499,747	$(367,869)	$131,878	$-0-	3
Software license-Razor	1,244,000	(457,861)	786,139	-0-	6
Software ITT	1,676,000	(1,233,722)	442,278	-0-	3
Unamortized Identifiable Assets	NONE
Total	$3,419,747	$(2,059,452)	$1,360,295	$-0-

GLOBAL INVESTOR SERVICES, INC.
(FORMERLY THERETIREMENTSOLUTION.COM, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010 AND 2009

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Total amortization expense charged to operations for each of the years ended March 31, 2010 and 2009 was $932,583. Estimated amortization expense is as follows:

Year ended March 31,
2011	$781,488
2012	207,333
2013	207,333
2014	164,141
2015 and after	-
Total	$1,360,295

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

Fair value of financial instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of March 31, 2010 and 2009. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash and accounts payable. Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

GLOBAL INVESTOR SERVICES, INC.
(FORMERLY THERETIREMENTSOLUTION.COM, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010 AND 2009

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Concentrations of Credit Risk

Financial instruments and related items which potentially subject the Company to concentrations of credit risk consist primarily of cash, cash equivalents and trade receivables. The Company places its cash and temporary cash investments with credit quality institutions. At times, such investments may be in excess of the FDIC insurance limit. The Company periodically reviews its trade receivables in determining its allowance for doubtful accounts. There were no trade receivables as of March 31, 2010 and 2009.

Website Development Costs

The Company recognizes website development costs in accordance with Accounting Standards Codification subtopic 350-50, Website Development Costs ("ASC 350-50”). As such, the Company expenses all costs incurred that relate to the planning and post implementation phases of development of its website. Direct costs incurred in the development phase are capitalized and recognized over the estimated useful life. Costs associated with repair or maintenance for the website are included in cost of net revenues in the current period expenses. During the years ended March 31, 2010 and 2009, the Company did not capitalize any costs associated with the website development.

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

Stock-Based Compensation

The Company has adopted Accounting Standards Codification subtopic 718-10, Compensation-Stock Compensation (“ASC 718-10”) which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including employee stock options and employee stock purchases related to an Employee Stock Purchase Plan based on the estimated fair values.

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

For the years ended March 31, 2010 and 2009, the Company granted an aggregate of 8,500,000 and -0- stock options to employees, respectively. The fair value of options granted in previous years vesting during the years ended March 31, 2010 and 2009 of $794,801 and $785,425 respectively was recorded as a current period charge to earnings.

GLOBAL INVESTOR SERVICES, INC.
(FORMERLY THERETIREMENTSOLUTION.COM, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010 AND 2009

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Income Taxes

The Company has adopted Accounting Standards Codification subtopic 740-10, Income Taxes (“ASC 740-10”) which requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statement or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.  Temporary differences between taxable income reported for financial reporting purposes and income tax purposes are insignificant. The adoption of ASC 740-10 did not have a material impact on the Company’s consolidated results of operations or financial condition.

Net Loss per Share

The Company has adopted Accounting Standards Codification subtopic 260-10, Earnings Per Share (“ASC 260-10”) specifying the computation, presentation and disclosure requirements of earnings per share information. Basic loss per share has been calculated based upon the weighted average number of common shares outstanding. Convertible debt, stock options and warrants have been excluded as common stock equivalents in the diluted loss per share because there effect is anti-dilutive on the computation.

GLOBAL INVESTOR SERVICES, INC.
(FORMERLY THERETIREMENTSOLUTION.COM, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010 AND 2009

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Reliance on Key Personnel and Consultants

The Company has only 24 full-time employees and no part-time employees.  Additionally, there are approximately 6 consultants performing various specialized services.  The Company is heavily dependent on the continued active participation of these current executive officers, employees and key consultants. The loss of any of the senior management or key consultants could significantly and negatively impact the business until adequate replacements can be identified and put in place.

Recent accounting pronouncements

In June 2009, the FASB issued new accounting guidance under ASC Topic 810 on Consolidation to improve financial reporting by enterprises involved with variable interest entities and to provide more relevant and reliable information to users of financial statements. The guidance is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual periods thereafter. Earlier adoption is prohibited. The adoption of the guidance did not have a material impact on the Company’s consolidated financial statements.

In January 2010 the FASB issued Update No. 2010-06 “Fair Value Measurements and Disclosures—Improving Disclosures about Fair Value Measurements” (“2010-06”). 2010-06 requires new disclosures regarding significant transfers between Level 1 and Level 2 fair value measurements, and disclosures regarding purchases, sales, issuances and settlements, on a gross basis, for Level 3 fair value measurements. 2010-06 also calls for further disaggregation of all assets and liabilities based on line items shown in the statement of financial position. This amendment is effective for fiscal years beginning after December 15, 2010 and interim periods within those fiscal years. The Company is currently evaluating whether adoption of this standard will have a material impact on its financial position, results of operations or cash flows.

In January 2010 the FASB issued Update No. 2010-05 “Compensation—Stock Compensation—Escrowed Share Arrangements and Presumption of Compensation” (“2010-05”). 2010-05 re-asserts that the Staff of the Securities Exchange Commission (the “SEC Staff”) has stated the presumption that for certain shareholders escrowed share represent a compensatory arrangement. 2010-05 further clarifies the criteria required to be met to establish a position different from the SEC Staff’s position. The Company does not believe this pronouncement will have any material impact on its financial position, results of operations or cash flows.

In January 2010 the FASB issued Update No. 2010-04 “Accounting for Various Topics—Technical Corrections to SEC Paragraphs” (“2010-04”). 2010-04 represents technical corrections to SEC paragraphs within various sections of the Codification. Management is currently evaluating whether these changes will have any material impact on its financial position, results of operations or cash flows.

In January 2010 the FASB issued Update No. 2010-02 “Accounting and Reporting for Decreases in Ownership of a Subsidiary—a Scope Clarification” (“2010-02”) an update of ASC 810 “Consolidation.” 2010-02 clarifies the scope of ASC 810 with respect to decreases in ownership in a subsidiary to those of a subsidiary or group of assets that are a business or nonprofit, a subsidiary that is transferred to an equity method investee or joint venture, and an exchange of a group of assets that constitutes a business or nonprofit activity to a non-controlling interest including an equity method investee or a joint venture. Management, does not expect adoption of this standard to have any material impact on its financial position, results of operations or operating cash flows. Management does not intend to decrease its ownership in any of its wholly-owned subsidiaries.

GLOBAL INVESTOR SERVICES, INC.
(FORMERLY THERETIREMENTSOLUTION.COM, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010 AND 2009

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent Accounting Pronouncements (continued)

In January 2010 the FASB issued Update No. 2010-01 “Accounting for Distributions to Shareholders with Components of Stock and Cash—a consensus of the FASB Emerging Issues Task Force” (“2010-03”) an update of ASC 505 “Equity.” 2010-03 clarifies the treatment of stock distributions as dividends to shareholders and their affect on the computation of earnings per shares. Management does not expect adoption of this standard to have any material impact on its financial position, results of operations or operating cash flows.

In January 2010, the FASB issued new accounting guidance, under ASC Topic 820 on Fair Value Measurements and Disclosures. The guidance requires some new disclosures and clarifies some existing disclosure requirements about fair value measurement. The guidance requires a reporting entity to use judgment in determining the appropriate classes of assets and liabilities and to provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements. The guidance is effective for interim and annual reporting periods beginning after December 15, 2009. As this standard relates to disclosures, the adoption did not have a material impact on the Company’s condensed consolidated financial statements.

In February 2010 the FASB issued Update No. 2010-09 “Subsequent Events (Topic 855)” (“2010-09”). 2010-09 clarifies the interaction of Accounting Standards Codification 855 “Subsequent Events” (“Topic 855”) with guidance issued by the Securities and Exchange Commission (the “SEC”) as well as the intended breadth of the reissuance disclosure provision related to subsequent events found in paragraph 855-10-50-4 in Topic 855. This update is effective for annual or interim periods ending after June 15, 2010. Management is currently evaluating whether these changes will have any material impact on its financial position, results of operations or cash flows.

In February 2010 the FASB issued Update No. 2010-08 “Technical Corrections to Various Topics” (“2010-08”). 2010-08 represents technical corrections to SEC paragraphs within various sections of the Codification. Management is currently evaluating whether these changes will have any material impact on its financial position, results of operations or cash flows.

In March 2010, the FASB issued new accounting guidance, under ASC Topic 605 on Revenue Recognition. This standard provides that the milestone method is a valid application of the proportional performance model for revenue recognition if the milestones are substantive and there is substantive uncertainty about whether the milestones will be achieved. Determining whether a milestone is substantive requires judgment that should be made at the inception of the arrangement. To meet the definition of a substantive milestone, the consideration earned by achieving the milestone (1) would have to be commensurate with either the level of effort required to achieve the milestone or the enhancement in the value of the item delivered, (2) would have to relate solely to past performance, and (3) should be reasonable relative to all deliverables and payment terms in the arrangement. No bifurcation of an individual milestone is allowed and there can be more than one milestone in an arrangement. The standard is effective for interim and annual periods beginning on or after June 15, 2010. The Company is currently evaluating the impact the adoption of this guidance will have on its condensed consolidated financial statements.

2. GOING CONCERN MATTERS

The Company’s consolidated financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred significant losses which have resulted in an accumulated deficit of $56,784,072 at March 31, 2010 which raises substantial doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty.

GLOBAL INVESTOR SERVICES, INC.
(FORMERLY THERETIREMENTSOLUTION.COM, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010 AND 2009

2. GOING CONCERN MATTERS (continued)

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

3. PROPERTY AND EQUIPMENT

The Company’s property and equipment at March 31, 2010 and 2009 consist of the following:

	2010	2009
Software	$2,920,000	$2,920,000
Computer equipment	4,211	4,211
Office equipment	23,568	23,568
	2,947,779	2,947,779
Less accumulated depreciation	(1,711,954)	(940,754)
	$1,235,825	$2,007,025

Depreciation expense charged to operations amounted to $771,200 and $771,556 for the years ended March 31, 2010 and 2009, respectively.

4. CUSTOMERS LIST

The Company’s customers list at March 31, 2010 and 2009 consist of the following:

	2010	2009
Customers list	$499,747	$499,747
Less accumulated amortization	(367,869)	(201,287)
	$131,878	$298,460

The Company recorded amortization expense for each of the years ended March 31, 2010 and 2009 of $166,582.

GLOBAL INVESTOR SERVICES, INC.
(FORMERLY THERETIREMENTSOLUTION.COM, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010 AND 2009

5. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities consisted of the following at March 31, 2010 and 2009:

	2010	2009
Accounts payable	$989,471	$682,808
Accrued consulting payable	24,500	10,949
Accrued interest payable	615,483	352,151
Accrued payroll taxes	11,477	8,555
Accrued salaries and wages	177,924	416,222
	$1,818,855	$1,470,685

6. ADVANCES

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

The financing costs of $199,912 are amortized ratably over a six month term. During the year ended March 31, 2010, the Company had charged to current period operations $5,910 as amortization of financing costs

On March 31, 2009, the Company issued a convertible note of $1,000,000 as payment of the above advances. The convertible note is due on July 31, 2011 with interest at 20% per annum, due at maturity. The note is convertible at $0.08, unsecured. (See note 8 below).

7. NOTES PAYABLE

A summary of notes payable at March 31, 2010 and 2009 are as follows:

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
MARCH 31, 2010 AND 2009

7. NOTES PAYABLE (continued)

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

On March 31, 2010, the Company amended the outstanding promissory note to extend the due date to March 31, 2012 with a reduction in conversion rate from $0.11 to $0.05 per share or the higher of $0.05 or 67.5 % of the average closing price for the 20 trading days prior to a conversion. As an inducement to extend the promissory note, the Company issued 500,000 of its common stock (see Note 8 below).

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

At March 31, 2010 and 2009, balances consist of the following:

	2010	2009
Convertible promissory note (see Note 8 below)	$-	$182,085
Note payable to related party	200,000	200,000
	200,000	382,085
Less: current portion	(200,000)	(382,085)
Long-term debt	$-	$-

GLOBAL INVESTOR SERVICES, INC.
(FORMERLY THERETIREMENTSOLUTION.COM, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010 AND 2009

8. CONVERTIBLE NOTES

During the year ended March 31, 2010, the Company issued an aggregate of 3,707,770 shares of common stock in exchange for convertible notes totaling $333,333 and accrued interest.

Convertible Note #1

In May 2007, the Company received $50,000 in exchange for a Convertible Note (Note) that matured on August 31, 2007. The Note bears an interest rate of 18% and is convertible into the Company's common stock at the greater of $0.25 per share or 67.5% of the average 10 previous trade days prior to conversion. (Note in default.)

Convertible Note #2

In May 2007, the Company received $50,000 in exchange for a Convertible Note (Note) that matured on August 31, 2007. The Note bears an interest rate of 18% and is convertible into the Company's common stock at the greater of $0.25 per share or 67.5% of the average 10 previous trade days prior to conversion. (Note in default)

Convertible Note #3

In May 2007, the Company received $100,000 in exchange for a Convertible Note (Note) that originally matured on August 31, 2007. The Note bears an interest rate of 18%. The Company reached a settlement to issue common stock by no later than December 8, 2008 at the average price back 90 days. Subsequent to the conversion, the Company agreed to issue additional shares should the average price per share be lower in the subsequent 90 days. (Note in default)

Convertible Note #4

In January 2008, the Company received $50,000 in exchange for a Convertible Note (“Note”) that matures in March 31, 2008. The Note bears interest at a rate of 10% and will be convertible into 333,333 shares of the Company’s common stock, at a conversion rate of $.15 per share. Interest will also be converted into common stock at a conversion rate of $.25 per share.

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

During the year ended March 31, 2009, $25,000 of the Convertible Note was converted to common stock and during the year ended March 31, 2010, the Company paid $3,030 as principal payment leaving a remaining balance of $21,970. (Note in default).

GLOBAL INVESTOR SERVICES, INC.
(FORMERLY THERETIREMENTSOLUTION.COM, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010 AND 2009

8. CONVERTIBLE NOTES (continued)

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

For the year ended March 31, 2010 and 2009, the Company amortized $10,778 and $9,715 to current period operations as interest expense, respectively.

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

For the year ended March 31, 2010 and 2009, the Company amortized $36,061 and $32,504 to current period operations as interest expense, respectively.

GLOBAL INVESTOR SERVICES, INC.
(FORMERLY THERETIREMENTSOLUTION.COM, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010 AND 2009

8. CONVERTIBLE NOTES (continued)

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

For the March 31, 2010 and 2009, the Company amortized $13,115 and $36 to current period operations as interest expense, respectively.

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

For the March 31, 2010 and 2009, the Company amortized $5,239 and $29 to current period operations as interest expense, respectively.

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
MARCH 31, 2010 AND 2009

8. CONVERTIBLE NOTES (continued)

Convertible Note #9 (continued)

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

For the March 31, 2010 and 2009, the Company amortized $15,738 and $43 to current period operations as interest expense, respectively.

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

For the March 31, 2010 and 2009, the Company amortized $20,983 and $57 to current period operations as interest expense, respectively.

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
MARCH 31, 2010 AND 2009

8. CONVERTIBLE NOTES (continued)

Convertible Note #11 (continued)

The total debt discount attributed to the beneficial conversion feature of $10,938 is charged operations ratably over the note term as interest expense.

For the March 31, 2010 and 2009, the Company amortized $5,246 and $14 to current period operations as interest expense, respectively.

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

For the March 31, 2010 and 2009, the Company amortized $5,246 and $14 to current period operations as interest expense, respectively.

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

For the March 31, 2010 and 2009, the Company amortized $2,623 and $7 to current period operations as interest expense, respectively.

GLOBAL INVESTOR SERVICES, INC.
(FORMERLY THERETIREMENTSOLUTION.COM, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010 AND 2009

8. CONVERTIBLE NOTES (continued)

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

For the March 31, 2010 and 2009, the Company amortized $61,281 and $839 to current period operations as interest expense, respectively.

Convertible Note #15

In March 2009, the Company issued a $60,000 Convertible Note that matures in May 2011 in exchange for outstanding accounts payable. The Note bears interest at a rate of 10% and will be convertible into 600,000 of the Company’s common stock, at a conversion rate of $.10 per share. Interest will also be converted into common stock at the conversion rate of $.10 per share.

Convertible Note #16

In March 2009, the Company issued a $1,000,000 Convertible Note that matures in July 2011 in exchange for outstanding advances for marketing (See Note 6 above). The Note bears interest at a rate of 20% and will be convertible into 12,500,000 of the Company’s common stock, at a conversion rate of $.08 per share. Interest will also be converted into common stock at the conversion rate of $.08 per share.

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
MARCH 31, 2010 AND 2009

8. CONVERTIBLE NOTES (continued)

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

During the year ended March 31, 2010, the Company converted $333,333 of the remaining $1,333,333 related party notes and related interest into 3,707,770 shares of common stock.

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

GLOBAL INVESTOR SERVICES, INC.
(FORMERLY THERETIREMENTSOLUTION.COM, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010 AND 2009

8. CONVERTIBLE NOTES (continued)

Convertible Promissory Notes (#17) (continued)

Dividend yield:	-0-%
Volatility	149.90%
Risk free rate:	2.53%

The Company allocated proceeds based on the relative fair values of the reset provisions of the debt and warrants, measured at an aggregate of $1,029,000, to the warrant and debt reset provision liabilities and a discount to Convertible Promissory Notes. Subsequent to the initial issuance date, the Company is required to adjust to fair value the warrant and debt reset provision liabilities as an adjustment to current period operations. (See Notes 9 and 10).

For the year ended March 31, 2010, the Company amortized $229,084 to current period operations as interest expense

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

GLOBAL INVESTOR SERVICES, INC.
(FORMERLY THERETIREMENTSOLUTION.COM, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010 AND 2009

8. CONVERTIBLE NOTES (continued)

Convertible Promissory Notes (#18) (continued)

The Company allocated proceeds based on the relative fair values of the reset provisions of the debt and warrants, measured at an aggregate of $30,000, to the warrant and debt reset provision liabilities and a discount to Convertible Promissory Note. Subsequent to the initial issuance date, the Company is required to adjust to fair value the warrant and debt reset provision liabilities as an adjustment to current period operations. (See Notes 9 and 10).

For the year ended March 31, 2010, the Company amortized $2,847 to current period operations as interest expense.

Convertible Promissory Notes (#19) (related party)

On March 31, 2010, the Company issued $754,473 in Convertible Promissory Notes that matures March 31, 2013 in exchange for accrued and unpaid salaries. The Promissory Notes bear interest at a rate of 8% and will be convertible into 25,149,100 shares of the Company’s common stock, at a conversion rate of $.03 per share. Interest will also be converted into common stock at the conversion rate of $.003 per share. In connection with the issuance of the Convertible Promissory Notes, the Company issued 12,574,551 warrants to purchase the Company’s common stock at $0.050 per share over five years.

In accordance ASC 470-20, the Company recognized an embedded beneficial conversion feature present in the note. The Company allocated a portion of the proceeds equal to the intrinsic value of that feature to additional paid-in capital. The Company recognized and measured an aggregate of $469,253 of the proceeds, which is equal to the intrinsic value of the embedded beneficial conversion feature, to additional paid-in capital and a discount against the note. The debt discount attributed to the beneficial conversion feature is amortized over the note’s maturity period (three years) as interest expense.

In connection with the issuance of the promissory notes, the Company issued detachable warrants granting the holder the right to acquire an aggregate of 12,574,551 shares of the Company’s common stock at $0.05 per share. The warrants expire five years from the issuance. In accordance with ASC 470-20, the Company recognized the value attributable to the warrants in the amount of $285,220 to additional paid in capital and a discount against the note. The Company valued the warrants in accordance with ASC 470-20 using the Black-Scholes pricing model and the following assumptions: contractual terms of 5 years, an average risk free interest rate of 2.55%, a dividend yield of 0%, and volatility of 154.48%. The debt discount attributed to the value of the warrants issued is amortized over the note’s maturity period (three years) as interest expense.

The Company recorded the intrinsic value of the embedded beneficial conversion feature ($469,253) and warrants ($285,220) to debt discount, aggregating $754,473, which will be amortized to interest expense over the term of the Notes. Amortization of $688was recorded for year ended March 31, 2010.

Convertible Promissory Notes (#20)

On March 31, 2010, the Company issued $175,000 in Convertible Promissory Notes that matures March 31, 2013. The Promissory Notes bear interest at a rate of 8% and will be convertible into 5,833,334 shares of the Company’s common stock, at a conversion rate of $.03 per share. Interest will also be converted into common stock at the conversion rate of $.003 per share. In connection with the issuance of the Convertible Promissory Notes, the Company issued 2,916,668 warrants to purchase the Company’s common stock at $0.050 per share over five years.

GLOBAL INVESTOR SERVICES, INC.
(FORMERLY THERETIREMENTSOLUTION.COM, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010 AND 2009

8. CONVERTIBLE NOTES (continued)

Convertible Promissory Notes (#20)

In accordance ASC 470-20, the Company recognized an embedded beneficial conversion feature present in the note. The Company allocated a portion of the proceeds equal to the intrinsic value of that feature to additional paid-in capital. The Company recognized and measured an aggregate of $108,843 of the proceeds, which is equal to the intrinsic value of the embedded beneficial conversion feature, to additional paid-in capital and a discount against the note. The debt discount attributed to the beneficial conversion feature is amortized over the note’s maturity period (three years) as interest expense.

In connection with the issuance of the promissory notes, the Company issued detachable warrants granting the holder the right to acquire an aggregate of 2,916,668 shares of the Company’s common stock at $0.05 per share. The warrants expire five years from the issuance. In accordance with ASC 470-20, the Company recognized the value attributable to the warrants in the amount of $66,157 to additional paid in capital and a discount against the note. The Company valued the warrants in accordance with ASC 470-20 using the Black-Scholes pricing model and the following assumptions: contractual terms of 5 years, an average risk free interest rate of 2.55%, a dividend yield of 0%, and volatility of 154.48%. The debt discount attributed to the value of the warrants issued is amortized over the note’s maturity period (three years) as interest expense.

The Company recorded the intrinsic value of the embedded beneficial conversion feature ($108,843) and warrants ($66,157) to debt discount, aggregating $175,000, which will be amortized to interest expense over the term of the Notes. Amortization of $160 was recorded for year ended March 31, 2010.

Convertible Note #21

In March 31, 2010, the Company issued a $182,085 Convertible Note that matures in May 2013 in exchange for a Convertible Note previously matured. The Note bears interest at a rate of 8% and will be convertible into 3,641,700 shares of the Company’s common stock, at a conversion rate of $.05 per share. Interest will also be converted into common stock at the conversion rate of $.05 per share. In connection with the issuance of the Convertible Note, the Company will issue 500,000 shares of its common stock.

In accordance with ASC 470-20, the Company recognized an imbedded beneficial conversion feature present in Convertible Note #21. The Company allocated a portion of the proceeds equal to the intrinsic value of that feature to additional paid-in capital. The Company recognized and measured an aggregate of $18,021 of the proceeds, which is equal to the intrinsic value of the imbedded beneficial conversion feature, to additional paid-in capital and a discount against the Convertible Note.

The total debt discount attributed to the beneficial conversion feature of $18,021 is charged operations ratably over the note term as interest expense.

For the March 31, 2010, the Company amortized $25 to current period operations as interest expense.

GLOBAL INVESTOR SERVICES, INC.
(FORMERLY THERETIREMENTSOLUTION.COM, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010 AND 2009

8. CONVERTIBLE NOTES (continued)

At March 31, 2010 and 2009, balances consisted of the following:

	2010	2009
Convertible note #1	50,000	50,000
Convertible note #2	50,000	50,000
Convertible note #3	100,000	100,000
Convertible note #4	21,970	25,000
Convertible note #5, net of unamortized debt discount of $11,841 and $22,618, respectively	38,159	27,382
Convertible notes #6, net of unamortized debt discount of $39,617 and $75,678, respectively	310,383	274,322
Convertible note #7, net of unamortized debt discount of $14,193 and $27,308, respectively	110,807	97,692
Convertible note #8, net of unamortized debt discount of $5,670 and $10,909, respectively	44,330	39,091
Convertible note #9, net of unamortized debt discount of $17,032 and $32,770, respectively	132,968	117,230
Convertible note #10, net of unamortized debt discount of $22,709 and $43,693, respectively	177,291	156,307
Convertible note #11, net of unamortized debt discount of $5,677 and $10,923, respectively	44,323	39,077
Convertible note #12, net of unamortized debt discount of $5,677 and $10,923, respectively	44,323	39,077
Convertible note #13, net of unamortized debt discount of $2,839 and $5,462, respectively	22,161	19,538
Convertible note #14, net of unamortized debt discount of $66,486 and $127,767, respectively	183,514	122,233
Convertible note #15	60,000	60,000
Convertible note #16	1,000,000	1,000,000
Convertible Promissory Notes #17, net of unamortized debt discount of $799,916	229,084	-
Convertible Promissory Notes #18, net of unamortized debt discount of $27,153	2,847	-
Convertible Promissory Notes #19, related party, net of unamortized debt discount of $753,785	688	-
Convertible Promissory Notes #20, net of unamortized debt discount of $174,840	160	-
Convertible Promissory Note #21, net of unamortized debt discount of $17,996	164,089	-
Convertible promissory notes, net of unamortized debt discount of $-0 and $-0-, respectively, related party	1,000,000	1,333,333
Total	3,787,097	3,550,282
Less: current portion	(221,970)	(200,000)
Long term portion	$2,564,439	$2,016,949
Long term portion, related party	$1,000,688	$1,333,333

GLOBAL INVESTOR SERVICES, INC.
(FORMERLY THERETIREMENTSOLUTION.COM, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010 AND 2009

9. RESET DERIVATIVE LIABILITY

As described in Note 8 above, the Company issued of Convertible Promissory Notes that contain certain reset provisions. Therefore, in accordance with ASC 815-40, the Company bifurcated the fair value of the reset provision from debt instrument to a liability at the date of issuance.  Subsequent to the initial issuance date, the Company is required to adjust to fair value the reset provision as an adjustment to current period operations.

The Company recorded a loss on change in fair value of reset derivative liability of $427,412 for the year ended March 31, 2010.

The fair value of the reset liability at March 31, 20010 was determined using the Black Scholes Option Pricing Model with the following assumptions:

Dividend yield:	-0-%
Volatility	154.17%
Risk free rate:	1.02%

As of the date of the financial statements the reset derivative liability valued at $1,120,476, the Company believes an event under the contract that would create an obligation to settle in cash or other current assets in remote and has classified the obligation as a long term liability.

10. WARRANT LIABILITY

As described in Note 8 above, the Company issued warrants in conjunction with the issuance of Convertible Promissory Notes.  These warrants contain certain reset provisions. Therefore, in accordance with ASC 815-40, the Company reclassified the fair value of the warrant from equity to a liability at the date of issuance.  Subsequent to the initial issuance date, the Company is required to adjust to fair value the warrant as an adjustment to current period operations.

The Company recorded a loss on change in fair value of warrant liability of $259,201 for the year ended March 31, 2010.

The fair values of the warrants at March 31, 2010 were determined using the Black Scholes Option Pricing Model with the following assumptions:

Dividend yield:	-0-%
Volatility	154.17%
Risk free rate:	2.55%

As of the date of the financial statements the warrant liability valued at $625,137, the Company believes an event under the contract that would create an obligation to settle in cash or other current assets in remote and has classified the obligation as a long term liability.

11. RELATED PARTY TRANSACTIONS

The Company is periodically advanced interest free operating funds from related parties and shareholders.  The advances are due on demand. At March 31, 2010 and 2009, due to related party was $31,264 and $130,701, respectively.

GLOBAL INVESTOR SERVICES, INC.
(FORMERLY THERETIREMENTSOLUTION.COM, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010 AND 2009

11. RELATED PARTY TRANSACTIONS (continued)

In addition, as described in Note 8 above, the Company issued an aggregate of $5,000,000 in convertible promissory notes in connection with the acquisition of ITT and Razor during the year ended March 31, 2008.  As of March 31, 2010, the outstanding balance was $1,000,000. The noteholders are current employees of the Company’s consolidated group.

In addition, as described in Note 8 above, the Company issued an aggregate of $754,473 in convertible promissory notes and 12,574,551 warrants to purchase the Company’s common stock at $0.05 per share (expiring five years from issuance) in exchange for accrued and unpaid salaries. The notes are convertible into the Company’s common stock at $0.03 per share and are due three years from issuance.

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

Common stock

The Company is authorized to issue 700,000,000 shares of common stock with par value $.001 per share. As of March 31, 2010, the Company had 347,967,310 shares of common stock issued and outstanding.

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

In July 2009, the Company issued an aggregate of 3,600,000 shares of its common stock in connection with convertible debt.

In August 2009, the Company issued an aggregate of 400,000 shares of its common stock for services rendered.

In September 2009, the Company issued an aggregate of 10,765,000 shares of its common stock for services rendered.

In September 2009, the Company issued an aggregate of 4,000,000 shares in connection with the acquisition of ITT LLC and Razor Data Corp.

GLOBAL INVESTOR SERVICES, INC.
(FORMERLY THERETIREMENTSOLUTION.COM, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010 AND 2009

12.  CAPITAL STOCK (continued)

In September 2009, the Company issued an aggregate of 3,707,770 shares of its common stock in settlement of $370,776 in convertible notes and related interest.

In October 2009, the Company issued an aggregate of 200,000 shares of its common stock for services rendered.

In November 2009, the Company issued an aggregate of 1,500,000 shares of its common stock for outstanding accounts payable.

In January 2010, the Company issued an aggregate of 464,000 shares of its common stock for services rendered.

In February 2010, the Company issued an aggregate of 2,290,000 shares of its common stock in settlement of $114,500 in accrued interest.

In March 2010, the Company issued an aggregate of 3,350,000 shares of its common stock for services rendered.

In March 2010, the Company issued 650,740 shares of its common stock in settlement of $32,537 in accrued interest.

In March 2010, the Company issued 500,000 shares of its common stock in connection with the issuance of a convertible promissory note.

13. COMMITMENTS AND CONTINGENCIES

Employment and Consulting Agreements

The Company has consulting agreements with outside contractors to provide certain marketing and financial advisory services. The Agreements are generally for a term of 12 months from inception and renewable automatically from year to year unless either the Company or Consultant terminates such engagement by written notice.

On February 6, 2007 the Company entered into an employment agreement (the “Agreement”) with William C. Kosoff, the Company’s Chief Financial Officer for two years.  The Agreement may be extended or earlier terminated pursuant to the terms and conditions of the Agreement and provides for automatic renewals for successive two (2) year terms unless, prior to 90th calendar day preceding the expiration of the then existing term, either Company of Mr. Kosoff provide written notice to the other that it elects not to renew the term. Subsequently the term was renewed as of November 6, 2008 for two more years commencing February 6, 2009.

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

GLOBAL INVESTOR SERVICES, INC.
(FORMERLY THERETIREMENTSOLUTION.COM, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010 AND 2009

13. COMMITMENTS AND CONTINGENCIES (continued)

Litigation

On July 16, 2009, a petition for judgment was filed with the Civil Court of the City of New York naming the Company as a defendant relating to property leased by the Company from the defendant for recovery of past due rent payments, interest and legal costs.  As of December 31, 2009, the Company has accrued their obligation under the lease. On March 30, 2010, the Company settled for $156,720. In addition, the Company may be obligated to additional monies due on the primary lease of $67,600. As of March 31, 2010, the Company has accrued their obligations under the lease.

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

14. LOSS PER COMMON SHARE

The following table presents the computation of basic and diluted loss per share for the year ended March 31, 2010 and 2009:

	2010	2009
Net loss available for common shareholders	$(7,099,072)	$(36,014,372)
Loss per share (basic and assuming dilution)	$(0.02)	$(0.14)

Weighted average common shares outstanding
Basic	329,391,728	260,533,573
Fully diluted	329,391,728	260,533,573

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

GLOBAL INVESTOR SERVICES, INC.
(FORMERLY THERETIREMENTSOLUTION.COM, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010 AND 2009

 15. INCOME TAXES (continued)

At March 31, 2010, the Company has available for federal income tax purposes a net operating loss carry forward of approximately $56,000,000, expiring in the year 2029, that may be used to offset future taxable income. The Company has provided a valuation reserve against the full amount of the net operating loss benefit, since in the opinion of management based upon the earnings history of the Company; it is more likely than not that the benefits will not be realized. Due to possible significant changes in the Company's ownership, the future use of its existing net operating losses may be limited. All or portion of the remaining valuation allowance may be reduced in future years based on an assessment of earnings sufficient to fully utilize these potential tax benefits.

At March 31, 2010, the significant components of the deferred tax assets (liabilities) are summarized below:

Net operating loss carry forwards expiring in 2028	$56,000,000

Tax Asset	19,600,000
Less valuation allowance	(19,600,000)

Balance	$—

The total provision differs from the amount that would be obtained by applying the federal statutory rate of 35% to income before income taxes, as follows:

Expected tax provision (benefit)	$(19,600,000)
Effect of:
State income taxes, net of federal benefit	-
Net operating loss carry forward	16,800,000
Increase in valuation allowance	2,800,000
Graduated rates	-
$19,600,000

16. STOCK OPTIONS AND WARRANTS

Employee Stock Options

The following table summarizes the changes in employee stock options outstanding and the related prices for the shares of the Company’s common stock issued to employees of the Company under two employee stock option plans. The nonqualified plan adopted in 2007 is for 13,000,000 shares of which 9,500,000 have been granted as of March 31, 2010. The qualified plan adopted in October of 2008 authorizing 25,000,000 shares was approved by a majority of the Shareholders on September 16th 2009. To date 7,000,000 shares have been granted as of March 31, 2010:

GLOBAL INVESTOR SERVICES, INC.
(FORMERLY THERETIREMENTSOLUTION.COM, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010 AND 2009

16. STOCK OPTIONS AND WARRANTS (continued)

Employee Stock Options (continued)

	Options Outstanding			Options Exercisable
			Weighted		Weighted
		Weighted	Average		Average
		Average	Exercise		Exercise
Range of	Number of	Remaining	Price of	Number of	Price of
Exercise	Shares	Contractual	Outstanding	Shares	Exercisable
Prices	Outstanding	Life (Years)	Options	Exercisable	Options

$0.05	7,000,000	9.51	$0.05	2,000,000	$0.05
0.06	9,500,000	7.23	0.06	8,666,667	0.06
	16,500,000	8.20	$0.056	10,666,667	$.058

Transactions involving stock options issued to employees are summarized as follows:

		Weighted
		Average
	Number of	Exercise
	Shares	Price

Options outstanding at March 31, 2008	9,330,490	$0.388
Granted	-	-
Exercised	-	-
Cancelled or expired	-	-
Options outstanding at March 31, 2009	9,330,490	0.388
Granted	8,500,000	0.05
Exercised	-	-
Cancelled or expired	(1,330,490)	(0.25)
Options outstanding at March 31, 2010	16,500,000	$0.056

For the year ended March 31, 2010, the Company granted 8,500,000 options to purchase to Company’s commons stock at $0.05 to $0.06 per share over ten years.  2,500,000 options vested immediately with the reminder vesting over the next three years. The fair value of the vested options granted during the years ended March 31, 2010 and 2009 of $770,759 and $785,425 was recorded as a current period charge to earnings.

During the year ended March 31, 2010, the Company re-priced certain employee options initially with exercise prices from $0.41 to $0.42 to $0.06 per share with other terms remaining the same.  The fair value of the fully vested re-priced options of $9,381 was charged to current period operations.

GLOBAL INVESTOR SERVICES, INC.
(FORMERLY THERETIREMENTSOLUTION.COM, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010 AND 2009

16. STOCK OPTIONS AND WARRANTS (continued)

Employee Stock Options (continued)

The fair values of the fully vested re-priced employee options were determined using the Black Scholes option pricing model with the following assumptions:

Dividend yield:	-0-%
Volatility	140.70%
Risk free rate:	3.31%

Non-Employee Stock Options

The following table summarizes the changes in options outstanding and the related prices for the shares of the Company’s common stock issued to consultants and non-employees of the Company at March 31, 2010:

	Options Outstanding			Options Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
Exercise	Number	Contractual	Exercise	Number of	Exercise
Prices	Outstanding	Life (Years)	Price	Exercisable	Price
$0.145	500,000	3.20	$0.145	500,000	$0.145
0.22	300,000	5.75	0.22	300,000	0.22
0.25	2,469,135	1.29	0.25	2,469,135	0.25
	3,269,135	1.99	$0.23	3,269,135	$0.23

Transactions involving stock options issued to consultants and non-employees are summarized as follows:

		Weighted
		Average
	Number of	Price
	Shares	Per Share

Options outstanding at March 31, 2008	4,489,135	$0.29
Granted	500,000	0.145
Exercised	-	-
Cancelled or expired	(1,700,000)	(0.22)
Options outstanding at March 31, 2009	3,289,135	0.26
Granted	-	-
Exercised	-	-
Cancelled or expired	(20,000)	(0.33)
Options outstanding at March 31, 2010	3,269,135	$0.23

GLOBAL INVESTOR SERVICES, INC.
(FORMERLY THERETIREMENTSOLUTION.COM, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010 AND 2009

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

(a)         the expected option life is based on contractual expiration dates

The determined fair value of $14,661 was charged to current period operations during the year ended March 31, 2010.

Warrants

The following table summarizes the changes in warrants outstanding and the related prices for the shares of the Company’s common stock issued to shareholders at March 31, 2010:

	Warrants Outstanding			Warrants Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
Exercise	Number	Contractual	Exercise	Number	Exercise
Price	Outstanding	Life (Years)	Price	Exercisable	Price

$0.01	2,000,000	3.81	$0.01	2,000,000	$0.01
0.05	33,141,225	2.65	0.05	33,141,225	0.05
0.22	195,000	0.11	0.22	195,000	0.22
0.50	1,852,500	0.00	0.50	1,852,500	0.50
Total	37,188,725	3.43	$0.07	37,188,725	$0.07

GLOBAL INVESTOR SERVICES, INC.
(FORMERLY THERETIREMENTSOLUTION.COM, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010 AND 2009

16. STOCK OPTIONS AND WARRANTS (continued)

Warrants (continued)

Transactions involving the Company’s warrant issuance are summarized as follows:

		Average
	Number of	Price
	Shares	Per Share

Warrants outstanding at March 31, 2008	3,797,500	$0.49
Granted	2,000,000	0.01
Exercised	-	-
Cancelled or expired	-	-
Warrants outstanding at March 31, 2009	5,797,500	0.39
Granted	33,141,225	0.05
Exercised	-	-
Cancelled or expired	(1,750,000)	(0.50)
Warrants outstanding at March 31, 2010	37,188,725	$0.07

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

On March 31, 2010, warrants of 15,491,219 were issued in connection with the issuance of Convertible Promissory Notes. The warrants are exercisable for five years from the date of issuance at an exercise price of $0.05 per share. The warrants were valued using the Black Sholes option pricing method with the following assumptions: dividend yield $-0-, volatility of 154.17% and risk free rate of 2.55.

GLOBAL INVESTOR SERVICES, INC.
(FORMERLY THERETIREMENTSOLUTION.COM, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010 AND 2009

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

Items recorded or measured at fair value on a recurring basis in the accompanying consolidated financial statements consisted of the cash, other current assets, warrant liability and reset derivative liability. Convertible notes were determined at a net discount rate of 2% per annum for the terms of the notes:

GLOBAL INVESTOR SERVICES, INC.
(FORMERLY THERETIREMENTSOLUTION.COM, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010 AND 2009

18.  FAIR VALUE MEASUREMENT (continued)

	Quoted Prices in Active Markets for Identical Instruments Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Assets at fair Value
Assets:
Cash	$48,828	$-	$-	$48,828
Other current assets	1,233	-	-	1,233
Liabilities:
Long term convertible notes	-	-	(5,509,647)	(5,509,647)
Reset derivative liability			(1,120,476)	(1,120,476)
Warrant liability			(625,137)	(625,137)
Total	$50,061	$-	$(7,255,260)	$(7,205,199)

At March 31, 2010, the fair values of the convertible notes were determined at a net discount rate of 2% per annum for the terms of the notes.

19. SUBSEQUENT EVENTS

In April of 2010 the Company issued 1,000,000 shares of common stock in settlement of $30,000 of principal of promissory notes.

 In June 2010, the Company issued an aggregate of 28,276,745 shares of common stock in settlement of $911,052 of promissory notes and related accrued interest.

In June 2010, the Company issued an aggregate of 8,000,000 shares of common stock due in connection with the acquisition of ITT and Razor.

In June 2010, the Company issued an aggregate of 3,300,000 shares of common stock for services rendered.