Form 10-K/A
period 2010-03-31
Global Investor Services, Inc.
filed 2010-07-19
CIK 862651

U.S. Securities and Exchange Commission
Washington, DC 20549

Amendment No. 1 to the
Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED

March 31, 2010

Commission File Number 000-27019

Global Investor Services, Inc.
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

GLOBAL INVESTOR SERVICES, INC.

Dated: July 16, 2010	By:	/s/ Nicholas S. Maturo
Nicholas S. Maturo
Chief Executive Officer
(Principal Executive Officer)

Dated: July 16, 2010	By:	/s/ William Kosoff
William Kosoff
Chief Financial Officer
(Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Nicholas S. Maturo	Chief Executive Officer and Chairman of the Board	July 16, 2010
Nicholas S. Maturo	(Principal Executive Officer)

/s/ William Kosoff	Chief Financial Officer and Director	July 16, 2010
William Kosoff	(Principal Financial Officer)

/s/ Louis Sagar	Director	July 16, 2010
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