Form 10-Q
period 2010-06-30
Global Investor Services, Inc.
filed 2010-08-17
CIK 862651

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
 (Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

As of August 17, 2010, there were 392,390,209 shares of common stock, par value $.001 per share, outstanding.

GLOBAL INVESTOR SERVICES, INC.
(FORMERLY THERETIREMENTSOLUTION.COM, INC.)
FORM 10-Q
QUARTERLY PERIOD ENDED JUNE 30, 2010

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

GLOBAL INVESTOR SERVICES, INC.
(FORMERLY THERETIREMENTSOLUTION.COM, INC.)
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	March 31,
	2010	2010
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$88,824	$48,828
Deferred costs	14,146	14,880
Employee advances	6,400	6,400
Prepaid expenses	190,720	238,198
Other current assets	1,231	1,233
Total current assets	301,321	309,539

Property, plant and equipment, net of accumulated depreciation of $1,904,419 and $1,711,955 as of June 30, 2010 and March 31, 2010, respectively	1,043,360	1,235,825

Other assets:
Deposits	21,600	21,600
Customers list, net of accumulated amortization of $409,515 and $367,869 as of June 30, 2010 and March 31, 2010, respectively	90,232	131,878

Total assets	$1,456,513	$1,698,842

LIABILITIES AND DEFICIENCY IN STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$2,181,087	$1,818,855
Deferred revenue	93,259	79,633
Due to related party	659,764	31,264
Convertible notes payable, current portion	1,338,930	221,970
Convertible notes payable, current portion-related party	1,000,000	-
Notes payable, current portion	200,000	200,000
Total current liabilities	5,473,040	2,351,722

Long term debt:
Warrant liability	1,157,266	625,137
Reset derivative liability	2,147,841	1,120,476
Debt derivative liability	59,518	-
Convertible notes payable, long term portion	1,472,218	2,564,439
Convertible notes payable, long term portion-related party	-	1,000,688
Total long term debt	4,836,843	5,310,740

Total liabilities	10,309,883	7,662,462

DEFICIENCY IN STOCKHOLDERS' EQUITY
Common stock, par value $0.001; 700,000,000 shares authorized; 388,544,055 and 347,967,310 shares issued and outstanding as of June 30, 2010 and March 31, 2010, respectively	388,544	347,967
Additional paid in capital	49,584,317	46,472,485
Subscription received	500,000	500,000
Common shares to be issued	1,500,000	3,500,000
Accumulated deficit	(60,826,231)	(56,784,072)
Total deficiency in stockholders' equity	(8,853,370)	(5,963,620)

Total liabilities and deficiency in stockholders' equity	$1,456,513	$1,698,842

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

GLOBAL INVESTOR SERVICES, INC.
(FORMERLY THERETIREMENTSOLUTION.COM, INC.)
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(unaudited)

	Three months ended June 30,
	2010	2009
Revenue, net:
Subscription revenue	$332,894	$234,001
Training revenue	712	41,581
Total revenue	333,606	275,582

Cost of revenue	177,765	257,929

Gross profit	155,841	17,653

Operating costs:
Selling, general and administrative	1,324,151	1,050,144
Depreciation and amortization	234,111	234,535
Total operating expenses	1,558,262	1,284,679

Net loss from operations	(1,402,421)	(1,267,026)

Other income (expense):
Loss from change in fair value of warrant and derivative liabilities	(1,544,679)	-
Interest, net	(1,095,057)	(236,214)
Other	(2)	48

Net (loss) before provision for income taxes	(4,042,159)	(1,503,192)

Income taxes (benefit)	-	-

NET (LOSS)	$(4,042,159)	$(1,503,192)

Loss per common share-basic and fully diluted	$(0.01)	$(0.00)

Weighted average number of common shares outstanding-basic and fully diluted	351,543,799	314,509,305

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

GLOBAL INVESTOR SERVICES, INC.
(FORMERLY THERETIREMENTSOLUTION.COM, INC.)
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(unaudited)

	Three months ended June 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,042,159)	$(1,503,192)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	234,111	234,535
Common stock issued for services rendered	157,500	68,000
Amortization of debt discount relating to convertible notes payable	949,826	43,957
Fair value of vested options issued for services rendered	32,357	172,299
Change in fair value of warrant and derivative liabilities	1,544,680	-
Amortization of financing costs	-	56,782
Amortization of prepaid expenses	98,978	252,983
Changes in operating assets and liabilities
Deferred costs	734	1,742
Employee advances	-	(650)
Other assets	2	67,669
Accounts payable and accrued liabilities	371,841	471,830
Deferred revenue	13,626	(44,079)
Net cash used in operating activities:	(638,504)	(178,124)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash provided by (used in) investing activities:	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from advances	-	156,113
Proceeds from issuance of convertible debt, net	50,000	-
Proceeds (repayments) of related party advances, net	628,500	-
Net cash provided by financing activities	678,500	156,113

Net decrease in cash and cash equivalents	39,996	(22,011)
Cash and cash equivalents-beginning of period	48,828	75,259
Cash and cash equivalents-end of period	$88,824	$53,248

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$-	$-
Income taxes	$-	$-
Non cash financing activities:
Common stock issued in settlement of outstanding payables	$-	$49,700
Common stock issued in settlement of debt and related interest	$911,052	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

GLOBAL INVESTOR SERVICES, INC.
(FORMERLY THERETIREMENT SOLUTION.COM, INC.)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. However, the results from operations for the three months ended June 30, 2010, are not necessarily indicative of the results that may be expected for the year ended March 31, 2011. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated March 31, 2010 financial statements and footnotes thereto included in the Company's Form 10-K filed with the Securities and Exchange Commission (the “SEC”).

Business and Basis of Presentation

Global Investor Services, Inc. (the "Company") was incorporated on August 10, 2005 under the laws of the State of Nevada. On September 16, 2006, the Company changed its name to TheRetirementSolution.Com, Inc. and on October 1, 2008 to Global Investor Services, Inc. The Company currently markets directly and through its marketing partners as well as online, certain investor products and services that provide financial and educational information to its prospective customers and to its subscribers. During the year ended March 31, 2008, the Company transitioned from a development stage enterprise to an operating company. While the Company has generated revenues from its sale of products, the Company has incurred expenses, and sustained losses. Consequently, its operations were subject to all risks inherent in the establishment of a new business enterprise. As of June 30, 2010, the Company has accumulated losses of $60,826,231.

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
JUNE 30, 2010

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

GLOBAL INVESTOR SERVICES, INC.
(FORMERLY THERETIREMENT SOLUTION.COM, INC.)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Revenue Recognition (continued)

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
JUNE 30, 2010

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Advertising Costs

The Company expenses advertising costs as incurred. Advertising expense was $416,264 and $20,231 for the three months ended June 30, 2010 and 2009, respectively.

Research and Development

The Company accounts for research and development costs in accordance with the Accounting Standards Codification subtopic 730-10, Research and Development (“ASC 730-10”). Under ASC 730-10, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and developments costs are expensed when the contracted work has been performed or as milestone results have been achieved. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred. For the three months ended June 30, 2010 and 2009, the Company’s expenditures on research and product development were immaterial.

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
JUNE 30, 2010

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

Fair value of financial instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of June 30, 2010 and 2009. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash and accounts payable. Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

Concentrations of Credit Risk

Financial instruments and related items which potentially subject the Company to concentrations of credit risk consist primarily of cash, cash equivalents and trade receivables. The Company places its cash and temporary cash investments with credit quality institutions. At times, such investments may be in excess of the FDIC insurance limit. The Company periodically reviews its trade receivables in determining its allowance for doubtful accounts. There were no trade receivables as of June 30, 2010 and March 31, 2010.

Website Development Costs

The Company recognizes website development costs in accordance with Accounting Standards Codification subtopic 350-50, Website Development Costs ("ASC 350-50”). As such, the Company expenses all costs incurred that relate to the planning and post implementation phases of development of its website. Direct costs incurred in the development phase are capitalized and amortized over the estimated useful life. Costs associated with repair or maintenance for the website is included in cost of net revenues in the current period expenses. Three months ended June 30, 2010 and 2009, the Company did not capitalize any costs associated with the website development.

GLOBAL INVESTOR SERVICES, INC.
(FORMERLY THERETIREMENT SOLUTION.COM, INC.)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010

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

Stock-Based Compensation

The Company has adopted Accounting Standards Codification subtopic 718-10, Compensation-Stock Compensation (“ASC 718-10”) which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees, directors key consultants including employee stock options and employee stock purchases related to an Employee Stock Purchase Plan based on the estimated fair values.

The company adopted ASC 718-10 using the modified prospective transition method, which required the application of the accounting standard as of January 1, 2006. In accordance with the modified prospective transition method, the company's Financial Statements for the prior periods have not been restated to reflect, and do not include the impact of ASC 718-10. Stock based compensation expense recognized under ASC 718-10 for the three months ended June 30, 2010 and 2009 was $131,335 and $425,282.

For the three months ended June 30, 2010 and 2009, the Company did not grant stock options to employees. The fair value of options granted in previous years vesting during the three months ended June 30, 2010 and 2009 of $32,358 and $172,299 respectively was recorded as a current period charge to earnings.

Segment Information

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

Prepaid expenses

Prepaid expenses are comprised of the unamortized fair value of the Company’s common stock issued for future services to be provided by outside consultants.  The determined fair value is amortized ratably through the term of the service contract.  The balance as of June 30, 2010 and March 31, 2010 were $190,720 and $238,198, respectively.

GLOBAL INVESTOR SERVICES, INC.
(FORMERLY THERETIREMENT SOLUTION.COM, INC.)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

The primary components of the differences between the book losses and the tax NOL are timing differences which primarily include stock compensation and other equity-related non-cash charges, debt discount amortization and certain accruals.

Net Loss per Share

The Company has adopted Accounting Standards Codification subtopic 260-10, Earnings Per Share (“ASC 260-10”) specifying the computation, presentation and disclosure requirements of earnings per share information. Basic loss per share has been calculated based upon the weighted average number of common shares outstanding. Convertible debt, stock options and warrants have been excluded as common stock equivalents in the diluted loss per share because their effect is anti-dilutive on the computation.

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

Recent accounting pronouncements

In April 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-17 (ASU 2010-17), Revenue Recognition-Milestone Method (Topic 605): Milestone Method of Revenue Recognition. The amendments in this Update are effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010. Early adoption is permitted. If a vendor elects early adoption and the period of adoption is not the beginning of the entity’s fiscal year, the entity should apply the amendments retrospectively from the beginning of the year of adoption. The Company does not expect the provisions of ASU 2010-17 to have a material effect on the financial position, results of operations or cash flows of the Company.

GLOBAL INVESTOR SERVICES, INC.
(FORMERLY THERETIREMENT SOLUTION.COM, INC.)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent Accounting Pronouncements (continued)

In February 2010, the FASB issued Accounting Standards Update 2010-09 (ASU 2010-09), "Subsequent Events (Topic 855)."  The amendments remove the requirements for an SEC filer to disclose a date, in both issued and revised financial statements, through which subsequent events have been reviewed.  Revised financial statements include financial statements revised as a result of either correction of an error or retrospective application of U.S. GAAP.  ASU 2010-09 is effective for interim or annual financial periods ending after June 15, 2010.  The Company does not expect the provisions of ASU 2010-09 to have a material effect on the financial position, results of operations or cash flows of the Company

There were various other updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to a have a material impact on the Company's consolidated financial position, results of operations or cash flows.

2. GOING CONCERN MATTERS

The Company’s consolidated financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred significant losses which have resulted in an accumulated deficit of $60,826,231 at June 30, 2010 which raises substantial doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty.

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

GLOBAL INVESTOR SERVICES, INC.
(FORMERLY THERETIREMENT SOLUTION.COM, INC.)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010

3. PROPERTY AND EQUIPMENT

The Company’s property and equipment at June 30, 2010 and March 31, 2010:

	June 30, 2010	March 31, 2010
Software	$2,920,000	$2,920,000
Computer equipment	4,211	4,211
Office equipment	23,568	23,568
	2,947,779	2,947,779
Less accumulated depreciation	(1,904,419)	(1,711,954)
	$1,043,360	$1,235,825

Depreciation expense charged to operations amounted to $192,465 and $192,890 for the three months ended June 30, 2010 and 2009, respectively.

4. CUSTOMERS LIST

The Company’s customers list at June 30, 2010 and March 31, 2010 consist of the following:

	June 30, 2010	March 31, 2010
Customers list	$499,747	$499,747
Less accumulated amortization	(409,515)	(367,869)
	$90,232	$131,878

The Company recorded amortization expense for each of the three months ended June 30, 2010 and 2009 of $41,646.

5. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities consisted of the following at June 30, 2010 and March 31, 2010:

	June 30, 2010	March 31, 2010
Accounts payable	$1,086,521	$989,471
Accrued consulting payable	29,749	24,500
Accrued interest payable	751,105	615,483
Accrued payroll taxes	9,957	11,477
Accrued salaries and wages	303,755	177,924
	$2,181,087	$1,818,855

GLOBAL INVESTOR SERVICES, INC.
(FORMERLY THERETIREMENT SOLUTION.COM, INC.)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010

6. NOTES PAYABLE

A summary of notes payable at June 30, 2010 and March 31, 2010 are as follows:

Promissory Note Payable

On January 20, 2009, the Company received $200,000 in exchange for a promissory note payable, due July 20, 2009 with interest due monthly at 20% per annum. The note is secured by common stock of the Company and is personally guaranteed by certain officers of the Company. The note contains certain first right of payment should the Company be successful in raising $500,000 to $1,500,000 in a Private Placement Offering before any payments can be distributed from the escrow. (Note in default)

In connection with the issuance of the promissory note payable, the Company issued warrants to purchase its common stock at $0.01 per share for five years. The fair value of the warrants of $101,183 is amortized ratably of the term of the promissory note. During the three months ended June 30, 2010 and 2009, the Company had charged to current period operations $-0- and $50,871 as amortization of financing costs. The fair value of the warrants were determined using the Black Scholes Option Pricing Model based on the following assumptions: Dividend yield: -0-%; Volatility: 138.87%; Risk free rate: 1.48%; Term: 5 years.

At June 30, 2010 and March 31, 2010, balances consist of the following:

	June 30, 2010	March 31, 2010
Note payable to related party	200,000	200,000
Less: current portion	(200,000)	(200,000)
Long-term debt	$-	$-

7. CONVERTIBLE NOTES

During the three months ended June 30, 2010, the Company issued an aggregate of 28,526,745 shares of common stock in exchange for convertible notes totaling $911,052 and accrued interest.

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
JUNE 30, 2010

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

During the year ended March 31, 2009, $25,000 of the Convertible Note was converted to common stock and during the year ended March 31, 2010, the Company paid $3,030 as principal payment leaving a remaining balance of $21,970.  During the three months ended June 30, 2010, the remaining balance of $21,970 was converted to common stock.

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
JUNE 30, 2010

7. CONVERTIBLE NOTES (continued)

In connection with the issuance of the convertible note, the Company issued 100,000 shares of common stock. The common stock was valued at the date of the related convertible note.

The total debt discount attributed to the beneficial conversion feature of $32,333 is charged operations ratably over the note term as interest expense.

For the three months ended June 30, 2010 and 2009, the Company amortized $2,687 to current period operations as interest expense.

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

During the three months ended June 30, 2010, the Company issued 400,000 shares of common stock in settlement of $20,000 of convertible notes.

For the three months ended June 30, 2010 and 2009, the Company amortized $10,741 and $8,990 to current period operations as interest expense, respectively.

Convertible Note #7

In March 2009, the Company issued a $125,000 Convertible Note that matures in May 2011 in exchange for a Convertible Note previously matured. The Note bears interest at a rate of 10% and will be convertible into 1,250,000 shares of the Company’s common stock, at a conversion rate of $.10 per share. Interest will also be converted into common stock at the conversion rate of $.10 per share. In connection with the issuance of the Convertible Note, the Company issued 500,000 shares of its common stock.

GLOBAL INVESTOR SERVICES, INC.
(FORMERLY THERETIREMENT SOLUTION.COM, INC.)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010

7. CONVERTIBLE NOTES (continued)

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

For three months ended June 30, 2010 and 2009, the Company amortized $3,270 to current period operations as interest expense.

Convertible Note #8

In March 2009, the Company issued a $50,000 Convertible Note that matures in May 2011 in exchange for a Convertible Note previously matured. The Note bears interest at a rate of 10% and will be convertible into 500,000 shares of the Company’s common stock, at a conversion rate of $.10 per share. Interest will also be converted into common stock at the conversion rate of $.10 per share. In connection with the issuance of the Convertible Note, the Company issued 200,000 shares of its common stock.

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

For three months ended June 30, 2010 and 2009, the Company amortized $1,306 to current period operations as interest expense.

Convertible Note #9

In March 2009, the Company issued a $150,000 Convertible Note that matures in May 2011 in exchange for a Convertible Note previously matured. The Note bears interest at a rate of 10% and will be convertible into 1,500,000 shares of the Company’s common stock, at a conversion rate of $.10 per share. Interest will also be converted into common stock at the conversion rate of $.10 per share. In connection with the issuance of the Convertible Note, the Company issued 600,000 shares of its common stock.

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
JUNE 30, 2010

7. CONVERTIBLE NOTES (continued)

The total debt discount attributed to the beneficial conversion feature of $32,813 is charged operations ratably over the note term as interest expense.

For three months ended June 30, 2010 and 2009, the Company amortized $3,924 to current period operations as interest expense.

Convertible Note #10

In March 2009, the Company issued a $200,000 Convertible Note that matures in May 2011 in exchange for a Convertible Note previously matured. The Note bears interest at a rate of 10% and will be convertible into 2,000,000 shares of the Company’s common stock, at a conversion rate of $.10 per share. Interest will also be converted into common stock at the conversion rate of $.10 per share. In connection with the issuance of the Convertible Note, the Company issued 800,000 shares of its common stock.

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

For the three months ended June 30, 2010 and 2009, the Company amortized $5,232 to current period operations as interest expense.

Convertible Note #11

In March 2009, the Company issued a $50,000 Convertible Note that matures in May 2011 in exchange for a Convertible Note previously matured. The Note bears interest at a rate of 10% and will be convertible into 500,000 shares of the Company’s common stock, at a conversion rate of $.10 per share. Interest will also be converted into common stock at the conversion rate of $.10 per share. In connection with the issuance of the Convertible Note, the Company issued 200,000 shares of its common stock.

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

For the three months ended June 30, 2010 and 2009, the Company amortized $1,306 to current period operations as interest expense.

GLOBAL INVESTOR SERVICES, INC.
(FORMERLY THERETIREMENT SOLUTION.COM, INC.)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010

7. CONVERTIBLE NOTES (continued)

Convertible Note #12

In March 2009, the Company issued a $50,000 Convertible Note that matures in May 2011 in exchange for a Convertible Note previously matured. The Note bears interest at a rate of 10% and will be convertible into 500,000 shares of the Company’s common stock, at a conversion rate of $.10 per share. Interest will also be converted into common stock at the conversion rate of $.10 per share. In connection with the issuance of the Convertible Note, the Company issued 200,000 shares of its common stock.

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

For the three months ended June 30, 2010 and 2009, the Company amortized $1,306 to current period operations as interest expense.

  Convertible Note #13

In March 2009, the Company issued a $25,000 Convertible Note that matures in May 2011 in exchange for a Convertible Note previously matured. The Note bears interest at a rate of 10% and will be convertible into 250,000 shares of the Company’s common stock, at a conversion rate of $.10 per share. Interest will also be converted into common stock at the conversion rate of $.10 per share. In connection with the issuance of the Convertible Note, the Company issued 100,000 shares of its common stock.

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

For the three month period ended June 30, 2010, the Company amortized $654 to current period operations as interest expense.

GLOBAL INVESTOR SERVICES, INC.
(FORMERLY THERETIREMENT SOLUTION.COM, INC.)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010

7. CONVERTIBLE NOTES (continued)

Convertible Note #14

In March 2009, the Company issued a $250,000 Convertible Note that matures in May 2011 in exchange for a Convertible Note previously matured. The Note bears interest at a rate of 10% and will be convertible into 3,846,154 shares of the Company’s common stock, at a conversion rate of $.065 per share. Interest will also be converted into common stock at the conversion rate of $.065 per share. In connection with the issuance of the Convertible Note, the Company issued 1,000,000 shares of its common stock.

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

For the three months ended June 30, 2010 and 2009, the Company amortized $15,278 to current period operations as interest expense.

Convertible Note #15

In March 2009, the Company issued a $60,000 Convertible Note that matures in May 2011 in exchange for outstanding accounts payable. The Note bears interest at a rate of 10% and will be convertible into 600,000 of the Company’s common stock, at a conversion rate of $.10 per share. Interest will also be converted into common stock at the conversion rate of $.10 per share.

During the three months ended June 30, 2010, the Company issued 675,000 shares of common stock in settlement of the convertible note and accrued interest.

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
JUNE 30, 2010

7. CONVERTIBLE NOTES (continued)

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

For the three months ended June 30, 2010, the Company amortized $85,437 to current period operations as interest expense

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
JUNE 30, 2010

7. CONVERTIBLE NOTES (continued)

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

For the three months ended June 30, 2010, the Company amortized $2,491 to current period operations as interest expense

Convertible Promissory Notes (#19) (related party)

On March 31, 2010, the Company issued $754,473 in Convertible Promissory Notes that matures March 31, 2013 in exchange for accrued and unpaid salaries. The Promissory Notes bear interest at a rate of 8% and will be convertible into 25,149,101 shares of the Company’s common stock, at a conversion rate of $.03 per share. Interest will also be converted into common stock at the conversion rate of $.003 per share. In connection with the issuance of the Convertible Promissory Notes, the Company issued 12,574,551 warrants to purchase the Company’s common stock at $0.050 per share over five years.

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
JUNE 30, 2010

7. CONVERTIBLE NOTES (continued)

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

During the three months ended June 30, 2010, the Company issued an aggregate of 25,149,101 shares of common stock in settlement the Convertible Promissory Notes.  The Company wrote off the remaining unamortized debt discount of $753,785 to current period operations as interest expense.

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

GLOBAL INVESTOR SERVICES, INC.
(FORMERLY THERETIREMENT SOLUTION.COM, INC.)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010

7. CONVERTIBLE NOTES (continued)

During the three months ended June 30, 2010, the Company issued 512,334 shares of common stock in settlement of $15,000 in Convertible Promissory Notes.

During the three months ended June 30, 2010, the Company wrote off and amortized $28,270 to current period operations as interest expense.

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

During the three months ended June 30, 2010, the Company issued 1,000,000 shares of common stock in settlement of $30,000 in Convertible Promissory Notes.

During the three months ended June 30, 2010, the Company wrote off and amortized $4,839 to current period operations as interest expense.

 Convertible Note # 22

On June 2, 2010, the Company issued a $50,000 Convertible Promissory Note that matures in May 4, 2011. The note bears interest at a rate of 8% and will be convertible into the Company’s common stock at any time at the holder’s option, into common stock at the conversion rate of 60% of the lowest three trading days 10 days prior to notice of conversion.

The Company's identified embedded derivatives related to the Convertible Promissory Note entered into on June 2, 2010.  These embedded derivatives included certain conversion features.  The accounting treatment of derivative financial instruments requires that the Company record fair value of the derivatives as of the inception date of the Convertible Promissory Note and to fair value as of each subsequent balance sheet date.  At the inception of the Convertible Promissory Note, the Company determined a fair value $74,333 of the embedded derivative.  The fair value of the embedded derivative was determined using the Black Scholes Option Pricing Model based on the following assumptions:

GLOBAL INVESTOR SERVICES, INC.
(FORMERLY THERETIREMENT SOLUTION.COM, INC.)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010

7. CONVERTIBLE NOTES (continued)

Dividend yield:	-0-%
Volatility	185.40%
Risk free rate:	0.38%

The initial fair value of the embedded debt derivative of $74,333 was allocated as a debt discount up to the proceeds of the note ($50,000) with the remainder ($24,333) charged to current period operations as interest expense.

During the three months ended June 30, 2010, the Company amortized  $4,965 to current period operations as interest expense.

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

GLOBAL INVESTOR SERVICES, INC.
(FORMERLY THERETIREMENT SOLUTION.COM, INC.)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010

7. CONVERTIBLE NOTES (continued)

At June 30, 2010 and March 31, 2010, balances consisted of the following:

	June 30, 2010	March 31, 2010
Convertible note #1	50,000	50,000
Convertible note #2	50,000	50,000
Convertible note #3	100,000	100,000
Convertible note #4	-	21,970
Convertible note #5, net of unamortized debt discount of $9,154 and $11,841, respectively	40,846	38,159
Convertible notes #6, net of unamortized debt discount of $28,877 and $39,617, respectively	301,123	310,383
Convertible note #7, net of unamortized debt discount of $10,923 and $14,193, respectively	114,077	110,807
Convertible note #8, net of unamortized debt discount of $4,364 and $5,670, respectively	45,636	44,330
Convertible note #9, net of unamortized debt discount of $13,108 and $17,032, respectively	136,892	132,968
Convertible note #10, net of unamortized debt discount of $17,477 and $22,709, respectively	182,523	177,291
Convertible note #11, net of unamortized debt discount of $4,369 and $5,677, respectively	45,631	44,323
Convertible note #12, net of unamortized debt discount of $4,369 and $5,677, respectively	45,631	44,323
Convertible note #13, net of unamortized debt discount of $2,185 and $2,839, respectively	22,815	22,161
Convertible note #14, net of unamortized debt discount of $51,207 and $66,486, respectively	198,793	183,514
Convertible note #15	-	60,000
Convertible note #16	1,000,000	1,000,000
Convertible Promissory Notes #17, net of unamortized debt discount of $714,479 and $799,916, respectively	314,521	229,084
Convertible Promissory Notes #18, net of unamortized debt discount of $24,663 and $27,153, respectively	5,337	2,847
Convertible Promissory Notes #19, related party, net of unamortized debt discount of $753,785	-	688
Convertible Promissory Notes #20, net of unamortized debt discount of $146,569 and $174,840, respectively	13,431	160
Convertible Promissory Note #21, net of unamortized debt discount of $13,157 and $17,996, respectively	138,928	164,089
Convertible Promissory Note #22, net of unamortized debt discount of $45,036	4,964	-
Convertible promissory notes, net of unamortized debt discount of $-0 and $-0-, respectively, related party	1,000,000	1,000,000
Total	3,811,148	3,787,097
Less: current portion	(1,338,930)	(221,970)
Less: current portion, related party	$(1,000,000)	$-
Long term portion	$1,472,218	$2,564,439
Long term portion, related party	$-	$1,000,688

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

GLOBAL INVESTOR SERVICES, INC.
(FORMERLY THERETIREMENT SOLUTION.COM, INC.)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010

8. RESET DERIVATIVE LIABILITY (continued)

The Company recorded a loss on change in fair value of reset derivative liability of $1,027,365 for the three months ended June 30, 2010.

The fair value of the reset liability at June 30, 2010 was determined using the Black Scholes Option Pricing Model with the following assumptions:

Dividend yield:	-0-%
Volatility	174.25%
Risk free rate:	0.61%

As of the date of the financial statements the reset derivative liability valued at $2,147,841, the Company believes an event under the contract that would create an obligation to settle in cash or other current assets in remote and has classified the obligation as a long term liability.

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

The Company recorded a loss on change in fair value of warrant liability of $532,129 for the three months ended June 30, 2010.

The fair values of the warrants at June 30, 2010 were determined using the Black Scholes Option Pricing Model with the following assumptions:

Dividend yield:	-0-%
Volatility	174.25%
Risk free rate:	1.79%

As of the date of the financial statements the warrant liability valued at $1,157,266, the Company believes an event under the contract that would create an obligation to settle in cash or other current assets in remote and has classified the obligation as a long term liability.

10. DEBT DERIVATIVE

As described in Note 7 above Company's debt derivative consists of embedded derivatives related to the 8% Convertible Promissory Note issued June 2, 2010.  The embedded derivatives included certain conversion features.  The accounting treatment of derivative financial instruments required that the Company record the derivatives at their fair values as of the inception date of the Convertible Promissory Note (estimated at $74,332) and at fair value as of each subsequent balance sheet date.  Any change in fair value was recorded as non-operating, non-cash income or expense at each reporting date.  If the fair value of the derivatives was higher at the subsequent balance sheet date, the Company recorded a non-operating, non-cash charge.  If the fair value of the derivatives was lower at the subsequent balance sheet date, the Company recorded non-operating, non-cash income.

GLOBAL INVESTOR SERVICES, INC.
(FORMERLY THERETIREMENT SOLUTION.COM, INC.)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010

10. DEBT DERIVATIVE (continued)

The Company recorded a gain on change in fair value of debt derivative of $14,814 for the three months ended June 30, 2010.

At June 30, 2010, the conversion-related derivatives were valued using the Black Scholes Option Pricing Model, with the following assumptions:

Dividend yield:	-0-%
Volatility	174.25%
Risk free rate:	0.22%

As of the date of the financial statements the debt derivative valued at $59,518, the Company believes an event under the contract that would create an obligation to settle in cash or other current assets in remote and has classified the obligation as a long term liability.

11. RELATED PARTY TRANSACTIONS

The Company is periodically advanced noninterest bearing operating funds from related parties and shareholders.  The advances are due on demand. At June 30, 2010 and March 31, 2010, due to related party was $659,764 and $31,264, respectively.

In addition, as described in Note 7 above, the Company issued an aggregate of $5,000,000 in convertible promissory notes in connection with the acquisition of ITT and Razor during the year ended March 31, 2008.  As of June 30, 2010, the outstanding balance was $1,000,000. The note holders are current employees of the Company’s consolidated group. During the three months ended June 30, 2010, the Company charged $20,000 as interest expense to current period operations.

In addition, as described in Note 7 above, the Company issued an aggregate of $754,473 in convertible promissory notes and 12,574,551 warrants to purchase the Company’s common stock at $0.05 per share (expiring five years from issuance) in exchange for accrued and unpaid salaries. The notes are convertible into the Company’s common stock at $0.03 per share and are due three years from issuance. During the three months ended June 30, 2010, the Company issued an aggregate of 25,149,101 shares of common stock in settlement of the notes.

The Company is under a contract with a related party corporation whereby the related party provides marketing and promotional activity in exchange for 20% of gross revenue from sales of the related corporation’s products and services. Contained within the contract are a minimum number of subscribers the Company is required to maintain to ensure exclusivity.  During the three months ended June 30, 2010, the Company did not incur any costs associated with this contract.

GLOBAL INVESTOR SERVICES, INC.
(FORMERLY THERETIREMENT SOLUTION.COM, INC.)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010

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

Common stock

In April 2010, the Company issued 1,000,000 shares of its common stock in settlement of $30,000 in convertible notes.

In June 2010, the Company issued an aggregate of 27,526,745 shares of its common stock in settlement of $881,052 in convertible notes and accrued interest.

In June 2010, the Company issued an aggregate of 4,050,000 shares of its common stock for services at $157,500 in current period expense and $51,500 for future services as prepaid.

In June 2010, the Company issued an aggregate of 8,000,000 shares in connection with the acquisition of ITT LLC and Razor Data Corp.

13. COMMITMENTS AND CONTINGENCIES

Employment and Consulting Agreements

The Company has consulting agreements with outside contractors to provide certain marketing and financial advisory services. The Agreements are generally for a term of 12 months from inception and renewable automatically from year to year unless either the Company or Consultant terminates such engagement by written notice.

On February 6, 2007 the Company entered into an employment agreement (the “Agreement”) with William C. Kosoff, the Company’s Chief Financial Officer for two years.  The Agreement may be extended or earlier terminated pursuant to the terms and conditions of the Agreement and provides for automatic renewals for successive two (2) year terms unless, prior to 90th calendar day preceding the expiration of the then existing term, either Company of Mr. Kosoff provide written notice to the other that it elects not to renew the term. Subsequently the term was renewed as of November 6, 2008 for two more years commencing February 6, 2009 at an annual compensation rate of $150,000.

On June 30, 2008, the Company entered into an Amended and Restated Employment Agreement (the “Agreement”) with Nicholas S. Maturo, the Company’s Chairman of the Board and Chief Executive Officer of Company since January 23, 2007.

GLOBAL INVESTOR SERVICES, INC.
(FORMERLY THERETIREMENT SOLUTION.COM, INC.)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010

13. COMMITMENTS AND CONTINGENCIES (continued)

The Agreement extends the term of Mr. Maturo’s employment for five (5) years at an annual compensation rate of $225,000 per year, as may be extended or earlier terminated pursuant to the terms and conditions of the Agreement and provides for automatic renewals for successive three (3) year periods unless, prior to the 90th calendar day preceding the expiration of the then existing term, either Company or Mr. Maturo provide written notice to the other that it elects not to renew the term.

Litigation

On July 16, 2009, a petition for judgment was filed with the Civil Court of the City of New York naming the Company as a defendant relating to property leased by the Company from the defendant for recovery of past due rent payments, interest and legal costs.  As of December 31, 2009, the Company has accrued their obligation under the lease. On March 30, 2010, the Company settled for $156,720. In addition, the Company may be obligated to additional monies due on the primary lease of $67,600. As of June 30, 2010, the Company has accrued their obligations under the lease.

The Company may be subject to legal proceedings and claims which arise in the ordinary course of its business. Although occasional adverse decisions or settlements may occur, the Company believes that the final disposition of such matters should not have a material adverse effect on its financial position, results of operations or liquidity. The Company had no pending legal proceedings or claims other than described above as of June 30, 2010.

14. STOCK OPTIONS AND WARRANTS

Employee Stock Options

The following table summarizes the changes in employee stock options outstanding and the related prices for the shares of the Company’s common stock issued to employees of the Company under two employee stock option plans. The nonqualified plan adopted in 2007 is for 13,000,000 shares of which 9,500,000 have been granted as of June 30, 2010. The qualified plan adopted in October of 2008 authorizing 25,000,000 shares was approved by a majority of the Shareholders on September 16th 2009. To date 7,000,000 shares have been granted as of June 30, 2010:

Employee Stock Options (continued)

	Options Outstanding			Options Exercisable
			Weighted		Weighted
		Weighted	Average		Average
		Average	Exercise		Exercise
Range of	Number of	Remaining	Price of	Number of	Price of
Exercise	Shares	Contractual	Outstanding	Shares	Exercisable
Prices	Outstanding	Life (Years)	Options	Exercisable	Options

$0.05	7,000,000	9.26	$0.05	4,000,000	$0.05
0.06	9,500,000	6.59	0.06	9,083,333	0.06
	16,500,000	7.72	$0.056	13,083,333	$.058

GLOBAL INVESTOR SERVICES, INC.
(FORMERLY THERETIREMENT SOLUTION.COM, INC.)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010

14. STOCK OPTIONS AND WARRANTS (continued)

Transactions involving stock options issued to employees are summarized as follows:

		Weighted
		Average
	Number of	Exercise
	Shares	Price

Options outstanding at March 31, 2009	9,330,490	$0.388
Granted	8,500,000	0.05
Exercised	-	-
Cancelled or expired	(1,330,490)	(0.25)
Options outstanding at March 31, 2010	16,500,000	0.056
Granted	-	-
Exercised	-	-
Cancelled or expired	-	-
Options outstanding at June 30, 2010	16,500,000	$0.056

During the three months ended June 30, 2010 and 2009, the Company did not grant employee options.  $32,358 and $157,638 was charged to current period operations, respectively, for vesting options previously granted.

Non-Employee Stock Options

The following table summarizes the changes in options outstanding and the related prices for the shares of the Company’s common stock issued to consultants and non-employees of the Company at June 30, 2010:

	Options Outstanding			Options Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
Exercise	Number	Contractual	Exercise	Number of	Exercise
Prices	Outstanding	Life (Years)	Price	Exercisable	Price
$0.145	500,000	2.95	$0.145	500,000	$0.145
0.22	300,000	5.50	0.22	300,000	0.22
0.25	2,469,135	1.04	0.25	2,469,135	0.25
	3,269,135	1.74	$0.23	3,269,135	$0.23

GLOBAL INVESTOR SERVICES, INC.
(FORMERLY THERETIREMENT SOLUTION.COM, INC.)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010

14. STOCK OPTIONS AND WARRANTS (continued)

Transactions involving stock options issued to consultants and non-employees are summarized as follows:

		Weighted
		Average
	Number of	Price
	Shares	Per Share
Options outstanding at March 31, 2009	3,289,135	$0.26
Granted	-
Exercised	-	-
Cancelled or expired	(20,000)	(0.33)
Options outstanding at March 31, 2010	3,269,135	0.23
Granted	-	-
Exercised	-	-
Cancelled or expired	-	-
Options outstanding at June 30, 2010	3,269,135	$0.23

Warrants

The following table summarizes the changes in warrants outstanding and the related prices for the shares of the Company’s common stock issued to shareholders at June 30, 2010:

	Warrants Outstanding			Warrants Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
Exercise	Number	Contractual	Exercise	Number	Exercise
Price	Outstanding	Life (Years)	Price	Exercisable	Price

$0.01	2,000,000	3.56	$0.01	2,000,000	$0.01
0.05	33,141,225	2.40	0.05	33,141,225	0.05
Total	35,141,225	2.47	$0.05	35,141,225	$0.05

GLOBAL INVESTOR SERVICES, INC.
(FORMERLY THERETIREMENT SOLUTION.COM, INC.)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010

14. STOCK OPTIONS AND WARRANTS (continued)

Warrants (continued)

Transactions involving the Company’s warrant issuance are summarized as follows:

		Average
	Number of	Price
	Shares	Per Share

Warrants outstanding at March 31, 2009	5,797,500	$0.39
Granted	33,141,225	0.05
Exercised	-	-
Cancelled or expired	(1,750,000)	(0.50)
Warrants outstanding at March 31, 2010	37,188,725	0.07
Granted	-	-
Exercised	-	-
Cancelled or expired	(2,047,500)	(0.50)
Warrants outstanding at June 30, 2010	35,141,225	$0.05

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
JUNE 30, 2010

15.  FAIR VALUE MEASUREMENT (continued)

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

Items recorded or measured at fair value on a recurring basis in the accompanying consolidated financial statements consisted of the cash, other current assets, warrant liability, reset and debt derivative liabilities. Convertible notes were determined at a net discount rate of 2% per annum for the terms of the notes:

	Quoted Prices in Active Markets for Identical Instruments Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Assets at fair Value
Assets:
Other current assets	1,231	-	-	1,231
Liabilities:
Long term convertible notes	-	-	(4,491,428)	(4,491,428)
Reset derivative liability			(2,147,841)	(2,147,841)
Warrant liability			(1,157,266)	(1,157,266)
Debt derivative liability			(59,518)	(59,518)
Total	$1,231	$-	$(7,856,053)	$(7,854,822)

At June 30, 2010, the fair values of the convertible notes were determined at a net discount rate of 2% per annum for the terms of the notes.

GLOBAL INVESTOR SERVICES, INC.
(FORMERLY THERETIREMENT SOLUTION.COM, INC.)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010

15.  FAIR VALUE MEASUREMENT (continued)

The following table provides a summary of changes in fair value of the Company’s Level 3 financial liabilities as of June 30, 2010:

 Three Months Ended  June 30, 2010

	Warrant Liability	Reset Derivative	Debt Derivative
Balance, March 31, 2010	$625,137	$1,120,476	$-
Total (gains) losses
Initial fair value of debt derivative an note issuance	-	-	74,332
Mark-to-market at June 30, 2010:
- Warrants reset provision	532,129	-	-
- Reset provisions relating to debt	-	1,027,365	-
- Embedded debt derivative	-	-	(14,814)
Transfers in and/or out of Level 3	—	—

Balance, June 30, 2010	$1,157,266	$2,085,926	59,518

Net loss for the period included in earnings relating to the liabilities held at June 30, 2010	$(532,129)	$(1,027,365)	14,814

16. SUBSEQUENT EVENTS

In August 2010 the Company issued 3,846,154 shares of common stock in settlement of $250,000 in promissory notes.

Item 2 - Management’s Discussion and Analysis of Financial condition and results of Operations.

Forward-Looking Statements

This Quarterly Report Form 10-Q, including this discussion and analysis by management, contains or incorporates forward-looking statements. All statements other than statements of historical fact made in report are forward looking. In particular, the statements herein regarding industry prospects and future results of operations or financial position are forward-looking statements. These forward-looking statements can be identified by the use of words such as “believes,” “estimates,” “could,” “possibly,” “probably,” anticipates,” “projects,” “expects,” “may,” “will,” or “should” or other variations or similar words. No assurances can be given that the future results anticipated by the forward-looking statements will be achieved. Forward-looking statements reflect management’s current expectations and are inherently uncertain. Our actual results may differ significantly from management’s expectations. For factors that may cause actual results to differ from management’s expectations, reference should be made to the Company’s Form 10-K for the year ended March 31, 2010 filed with the Securities and Exchange Commission and our other periodic filings with the Securities and Exchange Commission.

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

Results of Operations

Three months ended June 30, 2010 compared to three months ended June 30, 2009:

Revenues:

	Three Months Ended		Three Months Ended
	June 30, 2010		June 30, 2009		Variance

Subscription revenues	$332,894	100%	$234,001	85%	$98,893	42%
Training revenues	712	-%	41,581	15%	(40,869)	(98)%
Services and other	-	-	-	-	-	-%
Total	$333,606	100%	$275,582	100%	$58,024	21%

Revenue for the three months ended June 30, 2010 was $333,606 which represented a $58,024 increase from revenue of $275,582 for the three months ended June 30, 2009.  The increase in revenue was due to the initiation of significant online marketing campaigns that began in April 2010 and continued through the quarter.

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

Having completed the conversion to full online capability, the Company began funding increased marketing expense to execute our online customer campaigns in April 2010 and we continue to see positive consumer response through June 2010. The campaigns are continuing along with new online webinar initiatives and we look forward to building on what we believe is a robust online business system.

Cost of sales:

Cost of sales for the three month period ended June 30, 2010 was $177,765 (53.1% of sales) as compared to $257,929 (93.6% of sales) for the same period last year.  The primary reason for this decrease was the transition to our online business model.  Our gross profit was $155,841 as compared to $17,653 for same period last year.  The primary reason for the improved margins is from this transition.

Operating Expenses:

A summary of significant operating expenses for the three months ended June 30, 2010 and the three months ended June 30, 2009 follows:

	Three Months		Three Months
	Ended		Ended
	June 30, 2010		June 30, 2009		Variance

Selling, general and administrative	$1,324,151	85%	$1,050,144	82%	$(274,007)	(26.1)%
Depreciation and amortization	234,111	15%	234,535	18%	424	-%
Total	$1,558,262	100%	$1,284,679	100%	$(273,583)	(21.3)%

Our selling, general and administrative expenses for the three month period ended June 30, 2010 was $1,324,151 as compared to $1,050,144 for the three months ended June 30, 2009.  The primary reason for this increase is a result of additional marketing and promotion expenses that were begun in April of 2010 and continued through June of 2010.

Other:

A summary of significant other income (expenses) for the three months ended June 30, 2010 and the three months ended June 30, 2009 follows:

Three Months	Three Months
Ended	Ended
June 30, 2010	June 30, 2009	Variance

Loss on change in fair value of warrant and derivatives	$(1,544,679)	(59)%	$-	-%	$(1,544,679)	(100)%
Interest and other, net	(1,095,059)	(41)%	(236,166)	100%	(858,893)	(364)%
Total	$(2,639,738)	100%	$(236,166)	100%	$(2,403,572)	(1018)%

During the fourth quarter of 2009, we issued convertible promissory notes and related warrants that contain certain reset provisions and during the quarter ended June 30, 2010, we issued a convertible promissory note with an embedded derivative, all requiring us to fair value both the warrants and the derivatives each reporting period and mark to market as a non cash adjustment to our current period operations.    This resulted in a loss to our current period operations of $1,544,679.

Our net interest and other increased from $236,166 to $1,095,059 primarily due to write offs of unamortized debt discounts for convertible notes.

Liquidity and Capital Resources

As of June 30, 2010, the Company had a working capital deficit of $5,171,719. The Company generated a deficit in cash flow from operating activities of $638,504 for the three month period June 30, 2010. This deficit is primarily attributable to the Company's net loss from operations of $4,042,159 and is partially offset by following:

•	a charge for the value of options issued for services of $32,357,
•	amortization of debt discount relating to convertible notes payable $949,826,
•	stock issued for services of $157,500,
•	amortization and depreciation expense of $234,111,
•	change in fair value of warrant and derivative liabilities of $1,544,680 and
•	changes in the balances of current assets and liabilities.
•	amortization of prepaid expenses $98,978

Deferred costs and other current assets decreased by $736. Accounts payable and accrued liabilities increased by $371,841 and deferred revenue increased by $13,626.

The Company did not generate any cash flow from investing activities for the three months ended June 30, 2010.

The Company’s generated a cash flow from financing activities for the three month period ended June 30, 2010 through proceeds from borrowing on convertible promissory notes of $50,000 and with related party advances of $628,500.

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

Going Concern Matters

The Company’s consolidated financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred significant losses which have resulted in an accumulated deficit of $60,826,231 at June 30, 2010 which raises substantial doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty.

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

Stock-Based Compensation

 The Company has adopted Accounting Standards Codification subtopic 718-10, Compensation-Stock Compensation (“ASC 718-10”) which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees, directors and key consultants including employee stock options and employee stock purchases related to an Employee Stock Purchase Plan based on the estimated fair values.

The company adopted ASC 718-10 using the modified prospective transition method, which required the application of the accounting standard as of January 1, 2006. In accordance with the modified prospective transition method, the company's Financial Statements for the prior periods have not been restated to reflect, and do not include the impact of ASC 718-10. Stock based compensation expense recognized under ASC 718-10 for the three months ended June 30, 2010 and 2009 was $131,335 and $425,282.

For the three months ended June 30, 2010 and 2009, the Company did not grant stock options to employees. The fair value of options granted in previous years vesting during the three months ended June 30, 2010 and 2009 of $32,358 and $157,637 respectively was recorded as a current period charge to earnings.

Segment Information

[The information disclosed herein materially represents all of the financial information related to the Company’s principal operating segment.}

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

In addition, On June 2, 2010, we issued a $50,000 Convertible Promissory Note that matures in May 4, 2011. The note bears interest at a rate of 8% and will be convertible into the Company’s common stock at any time at the holder’s option, into common stock at the conversion rate of 60% of the lowest three trading days 10 days prior to notice of conversion.

We identified embedded derivatives related to the Convertible Promissory Note entered into on June 2, 2010.  These embedded derivatives included certain conversion features.  The accounting treatment of derivative financial instruments requires us to record fair value of the derivatives as of the inception date of the Convertible Promissory Note and to fair value as of each subsequent balance sheet date.

We have recorded the fair value of the warrants, reset provisions and debt derivative of the convertible promissory notes and classified as derivative liabilities in our balance sheet at fair value with changes in the value of these derivatives reflected in the consolidated statements of operations as gain or loss on derivative liabilities.  These derivative instruments are not designated as hedging instruments under ASC 815-10.

Recent Accounting Pronouncements

In April 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-17 (ASU 2010-17), Revenue Recognition-Milestone Method (Topic 605): Milestone Method of Revenue Recognition. The amendments in this Update are effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010. Early adoption is permitted. If a vendor elects early adoption and the period of adoption is not the beginning of the entity’s fiscal year, the entity should apply the amendments retrospectively from the beginning of the year of adoption. The Company does not expect the provisions of ASU 2010-17 to have a material effect on the financial position, results of operations or cash flows of the Company.

In February 2010, the FASB issued Accounting Standards Update 2010-09 (ASU 2010-09), "Subsequent Events (Topic 855)."  The amendments remove the requirements for an SEC filer to disclose a date, in both issued and revised financial statements, through which subsequent events have been reviewed.  Revised financial statements include financial statements revised as a result of either correction of an error or retrospective application of U.S. GAAP.  ASU 2010-09 is effective for interim or annual financial periods ending after June 15, 2010.  The Company does not expect the provisions of ASU 2010-09 to have a material effect on the financial position, results of operations or cash flows of the Company

There were various other updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

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

ITEM 4 – CONTROLS AND PROCEDURES

Disclosure Control and Procedures

We maintain “disclosure controls and procedures,” as such term in defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”) that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act (15 U.S.C. 78a, et seq.) is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding the required disclosures.

Management, including our Chief Executive Officer and Chief Financial Officer, do not expect that our disclosure controls and procedures or our internal controls over financial reporting will prevent all error and all fraud.  A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurances that the objectives of the control system are met.  Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.  Due to the inherent limitations in all control systems, internal control over financial reporting may not prevent or detect misstatements, and further, no evaluation of controls can provide absolute assurances that all control issues and instances of fraud, if any, within the registrant have been detected.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act.  Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States.  We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, as of June 30, 2010, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are currently effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.  As we develop new business or engage in an extraordinary transaction, we will continuously review our disclosure controls and procedures to ensure the controls and procedures remain adequate.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 under the Exchange Act that occurred during the quarter ended June 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business.  However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. As of March 31, 2010 the Company was engaged in one legal matter: On July 16, 2009, a petition for judgment was filed with the Civil Court of the City of New York naming the Company as a defendant relating to property leased by the Company from the defendant for recovery of past due rent payments, interest and legal costs.  As of December 31, 2009, the Company has accrued their obligation under the lease. On March 30, 2010, the Company settled for $156,720.  In additional the Company may be obligated to additional monies due on the primary lease of $67,600.   As of June 30, 2010, the Company has accrued their obligations under the lease and is negotiating a payment plan.

None of our directors, officers, or affiliates are involved in a proceeding adverse to our business or have a material interest adverse to our business.

ITEM 1A – RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and, as such, are not required to provide the information under this item.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In April 2010, the Company issued 1,000,000 shares of its common stock in settlement of $30,000 in convertible notes.

In June 2010, the Company issued an aggregate of 27,526,745 shares of its common stock in settlement of $881,052 in convertible notes and accrued interest.

In June 2010, the Company issued an aggregate of 4,050,000 shares of its common stock for services at $157,500 in current period and $51,500 for future services as prepaid.

In June 2010, the Company issued an aggregate of 8,000,000 shares in connection with the acquisition of ITT LLC and Razor Data Corp.

All of the above offerings and sales were deemed to be exempt under Rule 506 of Regulation D and/or Section 4(2) of the Securities Act of 1933, as amended. No advertising or general solicitation was employed in offering the securities. The offerings and sales were made to a limited number of persons, all of whom were accredited investors, business associates of the Company or executive officers of the Company, and transfer was restricted by the Company in accordance with the requirements of the Securities Act of 1933. In addition to representations by the above-referenced persons, we have made independent determinations that all of the above-referenced persons were accredited or sophisticated investors, and that they were capable of analyzing the merits and risks of their investment, and that they understood the speculative nature of their investment. Furthermore, all of the above-referenced persons were provided with access to our Securities and Exchange Commission filings.

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

In January of 2009 the Company received $200,000 in exchange for non-convertible Promissory Note that matured on July 20th 2009. The note bears an interest rate of 20% and is in default. The note is currently on hold with the US department of Justice pending settlement of an outstanding case with the Noteholder. Interest payments of approximately $17,334 were made the note to date and interest continues to be accrued pending settlement with the US Department of Justice.

ITEM 4 – RESERVED

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

GLOBAL INVESTOR SERVICES, INC.

Dated:August 17, 2010	By:	/s/ Nicholas S. Maturo
Nicholas S. Maturo
Chief Executive Officer
(Principal Executive Officer)

Date: August 17, 2010	By:	/s/ William Kosoff
William Kosoff
Chief Financial Officer
(Principal Financial Officer and Accounting Officer)