Form 10-Q
period 2010-09-30
Global Investor Services, Inc.
filed 2010-11-22
CIK 862651

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
 (Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

As of November 22, 2010, there were 490,532,948  shares of common stock (excluding 120,000,000 shares issued and held in Escrow per The Cougar Group, Asian Sales Agency Agreement), par value $.001 per share, outstanding.

GLOBAL INVESTOR SERVICES, INC.
(FORMERLY THERETIREMENTSOLUTION.COM, INC.)
FORM 10-Q
QUARTERLY PERIOD ENDED SEPTEMBER 30, 2010
TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

GLOBAL INVESTOR SERVICES, INC.
(FORMERLY THERETIREMENTSOLUTION.COM, INC.)
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	March 31,
	2010	2010
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$22,192	$48,828
Deferred costs	13,789	14,880
Employee advances	6,400	6,400
Prepaid expenses	100,078	238,198
Other current assets	1,288	1,233
Total current assets	143,747	309,539

Property, plant and equipment, net of accumulated depreciation of $2,096,748 and $1,711,955 as of September 30, 2010 and March 31, 2010, respectively	851,031	1,235,825

Other assets:
Deposits	21,600	21,600
Customers list, net of accumulated amortization of $451,160 and $367,869 as of September 30, 2010 and March 31, 2010, respectively	48,587	131,878

Total assets	$1,064,965	$1,698,842

LIABILITIES AND DEFICIENCY IN STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$1,527,893	$1,818,855
Deferred revenue	80,108	79,633
Marketing advances	602,759	-
Due to related party	34,064	31,264
Convertible notes payable, current portion	838,483	221,970
Notes payable to related party, current portion	200,000	200,000
Notes payable, current portion	127,000	-
Total current liabilities	3,410,307	2,351,722

Long term debt:
Warrant liability	222,090	625,137
Reset derivative liability	91,064	1,120,476
Notes payable, long term portion	120,000	-
Convertible notes payable, long term portion	1,084,988	2,564,439
Convertible notes payable, long term portion-related party	1,386,750	1,000,688
Total long term debt	2,904,892	5,310,740

Total liabilities	6,315,199	7,662,462

DEFICIENCY IN STOCKHOLDERS' EQUITY
Common stock, par value $0.001; 700,000,000 shares authorized; 559,434,805 and 347,967,310 shares issued and 439,434,805 shares and 347,967,310 shares outstanding as of September 30, 2010 and March 31, 2010, respectively	439,435	347,967
Additional paid in capital	54,052,161	46,472,485
Warrant subscription receivable	(236,458)	-
Subscription received	-	500,000
Common shares to be issued	4,143,007	3,500,000
Accumulated deficit	(63,648,379)	(56,784,072)
Total (deficiency in) stockholders' equity	(5,250,234)	(5,963,620)

Total liabilities and (deficiency in) stockholders' equity	$1,064,965	$1,698,842

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

GLOBAL INVESTOR SERVICES, INC.
(FORMERLY THERETIREMENTSOLUTION.COM, INC.)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three months ended September 30,		Six months ended September 30,
	2010	2009	2010	2009
Revenue, net:
Subscription revenue	$423,524	$233,850	$756,418	$467,851
Training revenue	-	57,376	712	98,957
Total revenue	423,524	291,226	757,130	566,808

Operating costs and expenses:
Cost of sales and services	170,049	196,157	347,814	454,086
Selling, general and administrative	1,380,339	1,974,487	2,704,490	3,024,631
Depreciation and amortization	233,973	234,535	468,084	469,070
Total operating costs and expenses	1,784,361	2,405,179	3,520,388	3,947,787

Net loss from operations	(1,360,837)	(2,113,953)	(2,763,258)	(3,380,979)

Other income (expense):
Gain (loss) on change in fair value of warrant and derivative liabilities	959,028	(1,912,030)	(585,651)	(1,912,030)
(Loss) on settlement of debt and warrants	(457,500)	-	(457,500)	-
Interest, net	(1,962,895)	(288,989)	(3,057,952)	(525,203)
Other	56	42	54	90
Total other (expense)	(1,461,311)	(2,200,977)	(4,101,049)	(2,437,143)

Net (loss) before provision for income taxes	(2,822,148)	(4,314,930)	(6,864,307)	(5,818,122)

Income taxes (benefit)	-	-	-	-

NET (LOSS)	$(2,822,148)	$(4,314,930)	$(6,864,307)	$(5,818,122)

Loss per common share-basic and fully diluted	$(0.01)	$(0.01)	$(0.02)	$(0.02)

Weighted average number of common shares outstanding used in loss per share calculation-basic and diluted	394,100,878	321,015,235	372,938,615	317,780,046

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

GLOBAL INVESTOR SERVICES, INC.
(FORMERLY THERETIREMENTSOLUTION.COM, INC.)
CONDENSED CONSOLIDATED STATEMENT OF (DEFICIENCY IN) STOCKHOLDERS' EQUITY
FROM APRIL 1, 2010 THROUGH SEPTEMBER 30, 2010 (UNAUDITED)

				Additional	Common shares		Warrant
	Stock	Common stock		Paid in	To be issued		Subscription	Accumulated
	Subscription	Shares	Amount	Capital	Shares	Amount	Receivable	Deficit	Total
Balance, March 31, 2010	$500,000	347,967,310	$347,967	$46,472,485	14,000,000	$3,500,000	$-	$(56,784,072)	$(5,963,620)
Common stock issued in April 2010 in exchange for convertible debt	-	1,000,000	1,000	29,000	-	-	-	-	30,000
Common stock issued in June 2010 in exchange for convertible debt and related accrued interest	-	27,526,745	27,527	853,525	-	-	-	-	881,052
Common stock issued in June 2010 in connection with acquisition of ITT and Razor	-	8,000,000	8,000	1,992,000	(8,000,000)	(2,000,000)	-	-	-
Common stock issued in June 2010 in exchange for services rendered	-	2,000,000	2,000	155,500	-	-	-	-	157,500
Common stock issued in June 2010 for deferred compensation	-	2,050,000	2,050	49,450	-	-	-	-	51,500
Common stock issued July 2010 in exchange for convertible debt	-	3,846,154	3,846	246,154	-	-	-	-	250,000
Common stock issued in August 2010 in exchange for services rendered	-	5,000,000	5,000	253,000	-	-	-	-	258,000
Common stock issued and subscribed in September 2010 in exchange for services rendered	-	3,133,334	3,133	123,467	3,400,000	153,000	-	-	279,600
Common stock issued and subscribed in September 2010 in exchange for convertible debt and related accrued interest	-	34,127,927	34,128	886,581	40,896,141	2,171,257	-	-	3,091,966
Common stock issued and subscribed in September 2010 in connection with warrant exercise	-	4,783,335	4,783	237,717	6,375,002	318,750	(236,458)	-	324,793
Stock subscription converted to convertible debt	(500,000)	-	-	-	-	-	-	-	(500,000)
Beneficial conversion feature on convertible debt	-	-	-	913,334	-	-	-	-	913,334
Initial fair value of reset warrants previously classified outside equity	-	-	-	513,188	-	-	-	-	513,188
Initial fair value of beneficial conversion features previously classified outside equity	-	-	-	1,262,046	-	-	-	-	1,262,046
Fair value of options issued to employees	-	-	-	64,714	-	-	-	-	64,714
Net loss								(6,864,307)	(6,864,307)
Balance, September 30, 2010	-	439,434,805	$439,435	$54,052,161	56,671,143	$4,143,007	$(236,458)	$(63,648,379)	$(5,250,234)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

GLOBAL INVESTOR SERVICES, INC.
(FORMERLY THERETIREMENTSOLUTION.COM, INC.)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six months ended September 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(6,864,307)	$(5,818,122)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	468,084	469,070
Common stock issued and subscribed for services rendered	695,100	932,762
Common stock issued and subscribed in settlement of interest	544,971	-
Amortization and write-off of debt discount relating to convertible notes payable	2,774,894	146,607
Fair value of vested options issued for services rendered	64,714	487,715
Change in fair value of warrant and derivative liabilities	585,651	1,912,029
Change in fair value of re-priced employee vested options	-	9,381
Amortization of financing costs	-	67,962
Loss on settlement of debt and warrants	457,500	-
Amortization of deferred compensation	189,620	474,124
Changes in operating assets and liabilities
Deferred costs	1,091	(355)
Employee advances	-	150
Other assets	-	64,238
Accounts payable and accrued liabilities	66,179	613,027
Deferred revenue	475	(47,587)
Net cash used in operating activities	(1,016,028)	(688,999)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash provided by (used in) investing activities:	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from advances (convertible notes payable, related party)	260,000	-
Proceeds from exercise of warrants	41,333	-
Marketing advances, net of repayments	602,759	-
Proceeds from issuance of convertible debt, net	82,500	1,015,970
Proceeds (repayments) of related party advances, net	2,800	(99,450)
Net cash provided by financing activities	989,392	916,520

Net decrease in cash and cash equivalents	(26,636)	227,521
Cash and cash equivalents-beginning of period	48,828	75,259
Cash and cash equivalents-end of period	$22,192	$302,780

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$-	$-
Income taxes	$-	$-
Non cash financing and investing activities:
Beneficial conversion feature attributable to convertible debentures	$913,334	$146,607
Common stock issued or subscribed for settlement of outstanding payables	$357,141	$99,200
Common stock issued or subscribed in exchange for notes payable and accrued interest	$4,253,018	$-
Notes payable issued in exchange for warrants	$120,000	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

GLOBAL INVESTOR SERVICES, INC.
(FORMERLY THERETIREMENT SOLUTION.COM, INC.)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A summary of the significant accounting policies applied in the preparation of the accompanying unaudited condensed consolidated financial statements follows:

General

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with Rule S-X of the Securities and Exchange Commission (the “SEC”) and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. However, the results from operations for the six months ended September 30, 2010, are not necessarily indicative of the results that may be expected for the year ending March 31, 2011. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated March 31, 2010 financial statements and footnotes thereto included in the Company's Form 10-K filed with the SEC.

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

Revenue arises from subscriptions to the websites/software, workshops, online workshops and training and coaching/counseling services where the payments are received before the service has been rendered. Beginning January 1, 2009, the company changed its marketing strategy such that the company no longer collects revenues in advance of rendering services.  Instead, for all new customers, a monthly subscription fee is received for access to the online training and courses and website/data during a given month.  As all the products and services are delivered during the month, the revenues are recognized in the month it is delivered.   All revenues collected in prior periods from the legacy marketing strategy are deferred and recognized as per the existing revenue recognition policy. Additionally, any revenues from services such as coaching/counseling that are sold in advance of delivery will be deferred using the existing revenue recognition policy. Thus the Company has two distinct revenue models that were used during FY 2009 and revenue under either model will be recognized under its appropriate model. The company reserves the option to operate under either model as the business environment dictates.

GLOBAL INVESTOR SERVICES, INC.
(FORMERLY THERETIREMENT SOLUTION.COM, INC.)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Revenue Recognition (Continued)

The Company sells its products separately and in various bundles that contain multiple deliverables that include website/data subscriptions, educational workshops, online workshops and training, one-on-one coaching and counseling sessions, along with other products and services. In accordance with ASC 605-25, sales arrangements with multiple deliverables are divided into separate units of accounting if the deliverables in the arrangement meet the following criteria: (i) the product has value to the customer on a standalone basis; (ii) there is objective and reliable evidence of the fair value of undelivered items; and (iii) delivery or performances of any undelivered item is probable and substantially in our control. The fair value of each separate element is generally determined by prices charged when sold separately. In certain arrangements, we offer these products bundled together.  If there is any discount from the combined fair value of the individual elements, the discount is allocated to the portion of the revenues that is attributed to the online courses and training. As per ASC 605-25, if fair value of all undelivered elements in an arrangement exists, but fair value does not exist for a delivered element, then revenue is recognized using the residual method. Under the residual method, the fair value of undelivered elements is deferred and the remaining portion of the arrangement fee (after allocation of 100 percent of any discount to the delivered item) is recognized as revenue.  The deferral policy for each of the different types of revenues is summarized as follows:

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

Fair value of financial instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of September 30, 2010 and 2009. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash and accounts payable. Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

GLOBAL INVESTOR SERVICES, INC.
(FORMERLY THERETIREMENT SOLUTION.COM, INC.)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Stock-Based Compensation

The Company accounts for its stock based awards in accordance with Accounting Standards Codification subtopic 718-10, Compensation (“ASC 718-10”), which requires a fair value measurement and recognition of compensation expense for all share-based payment awards made to its employees and directors, including employee stock options and restricted stock awards. The Company estimates the fair value of stock options granted using the Black-Scholes valuation model. This model requires the Company to make estimates and assumptions including, among other things, estimates regarding the length of time an employee will retain vested stock options before exercising them, the estimated volatility of our common stock price and the number of options that will be forfeited prior to vesting. The fair value is then amortized on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period. Changes in these estimates and assumptions can materially affect the determination of the fair value of stock-based compensation and consequently, the related amount recognized in the Company’s consolidated statements of operations.

Stock-based compensation expense in connection with options granted to employees and directors for the six months ended September 30, 2010 and 2009 was $64,714 and $487,715, respectively.

Segment Information

The information disclosed herein materially represents all of the financial information related to the Company’s principal operating segment.

Net Loss per Share

The Company has adopted Accounting Standards Codification subtopic 260-10, Earnings Per Share (“ASC 260-10”) specifying the computation, presentation and disclosure requirements of earnings per share information. Basic loss per share has been calculated based upon the weighted average number of common shares outstanding. The Company excluded 83,613,941 and 44,568,590 shares of common stock equivalents, that would be resulted from conversion of convertible debt, or exercise of stock options and warrants, form the diluted loss per share because their effect is anti-dilutive on the computation for the nine months ended September 30, 2010 and 2009, respectively.

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

Recent accounting pronouncements

In May 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-19 (“ASU 2010-19”), Foreign Currency (Topic 830): Foreign Currency Issues: Multiple Foreign Currency Exchange Rates. The amendments in this update are effective as of the announcement date of March 18, 2010. The adoption of the provisions of ASU 2010-19 did not have a material effect on the financial position, results of operations or cash flows of the Company.

In April 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-17 (“ASU 2010-17”), Revenue Recognition-Milestone Method (Topic 605): Milestone Method of Revenue Recognition. The amendments in this Update are effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010. Early adoption is permitted. If a company elects early adoption and the period of adoption is not the beginning of the entity’s fiscal year, the entity should apply the amendments retrospectively from the beginning of the year of adoption. The adoption of the provisions of ASU 2010-17 did not have a material effect on the financial position, results of operations or cash flows of the Company.

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

GLOBAL INVESTOR SERVICES, INC.
(FORMERLY THERETIREMENT SOLUTION.COM, INC.)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010

2. GOING CONCERN MATTERS

The Company’s consolidated financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred significant recurring losses which have resulted in an accumulated deficit of $63,648,379 at September 30, 2010 which raises substantial doubt about the Company’s ability to continue as a going concern.

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

3. PROPERTY AND EQUIPMENT

The Company’s property and equipment at September 30, 2010 and March 31, 2010:

	September 30, 2010	March 31, 2010
Software	$2,920,000	$2,920,000
Computer equipment	4,211	4,211
Office equipment	23,568	23,568
	2,947,779	2,947,779
Less accumulated depreciation	(2,096,748)	(1,711,954)
	$851,031	$1,235,825

Depreciation expense charged to operations amounted to $192,329 and $384,793, respectively, for the three and six months ended September 30, 2010, and $192,890 and $385,780, respectively, for the six months ended September 30, 2009.

4. CUSTOMERS LIST

The Company’s customers list at September 30, 2010 and March 31, 2010 consist of the following:

	September 30, 2010	March 31, 2010
Customers list	$499,747	$499,747
Less accumulated amortization	(451,160)	(367,869)
	$48,587	$131,878

The Company recorded amortization expense of $41,624 and $83,291, respectively, for each of the three and six months ended September 30, 2010 and 2009.  The customer list is expected to be amortized in full prior to the year ending March 31, 2011.

GLOBAL INVESTOR SERVICES, INC.
(FORMERLY THERETIREMENT SOLUTION.COM, INC.)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010

5. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities consisted of the following at September 30, 2010 and March 31, 2010:

	September 30, 2010	March 31, 2010
Accounts payable	$1,040,949	$989,471
Accrued consulting and commissions payable	45,408	24,500
Accrued interest payable	382,743	615,483
Accrued payroll taxes	12,851	11,477
Accrued salaries and wages	45,942	177,924
	$1,527,893	$1,818,855

6. MARKETING ADVANCES

On April 1, 2010, the Company entered into an agreement  with Allied Global Ventures, LLC (“Allied”) whereby Allied invested $300,000 (the “Proceeds”) in three equal tranches, on April 1, 2010, May 1, 2010 and June 1, 2010. The Proceeds are to be used to market the Company’s products and services. The Company is required to utilize 15% of all future revenue in repaying the proceeds borrowed from Allied commencing July 2010. Additionally, after repayment of the Proceeds, the Company will pay Allied an additional 100% on the Proceeds (the “Return”) by setting aside 5% of the Company’s monthly sales for this purpose.  Subsequent to the initial agreement, Allied increased the Proceeds to an aggregate of $450,000 under the same terms and conditions.

During the six months ended September 30, 2010, the Company made repayment of $34,300, and the balance payable under the Allied marketing was $415,700 at September 30, 2010.

On July 27, 2010, ITT entered into a Marketing Fund Agreement (the “Wealth Agreement”) with Wealth Engineering LLC (“Wealth”) whereby Wealth agreed to invest $100,000 in ITT on a monthly basis. In return for Wealth’s monthly investment, ITT agreed to repay Wealth from the future gross sales revenue derived from ITT’s marketing campaigns in an amount of fifty percent (50%) of the first month’s gross sales and twenty-five percent (25%) of the second and each successive month’s gross sales revenue related to those sales that originated in that particular month and throughout the subscription period. The terms of the Agreement, as agreed to by ITT and Wealth, shall only apply to each month that Wealth funds, in whole or in part, ITT’s media campaign. Moreover, the Agreement is terminable by either ITT or Wealth at any time.  As of September 30, 2010, Wealth funded an aggregate of $250,000 under this agreement.

During the six months ended September 30, 2010, the Company made repayment of $62,941, and the balance payable under the Wealth Agreement was $187,059 at September 30, 2010.

7. NOTES PAYABLE

A summary of notes payable at September 30, 2010 and March 31, 2010 are as follows:

Promissory Note Payable

On January 20, 2009, the Company received $200,000 in exchange for a promissory note payable, due July 20, 2009 with interest due monthly at 20% per annum. The note is secured by common stock of the Company and is personally guaranteed by certain officers of the Company. The note contains certain first right of payment should the Company be successful in raising $500,000 to $1,500,000 in a Private Placement Offering before any payments can be distributed from the escrow. This Note is currently in default.

In connection with the issuance of the promissory note payable, the Company issued warrants to purchase its common stock at $0.01 per share for five years. The fair value of the warrants of $101,183 is amortized ratably of the term of the promissory note. During the six months ended September 30, 2010 and 2009, the Company had charged to current period operations $-0- and $62,052 as amortization of financing costs. The fair value of the warrants were determined using the Black Scholes Option Pricing Model based on the following assumptions: Dividend yield: -0-%; Volatility: 138.87%; Risk free rate: 1.48%; Term: 5 years.

GLOBAL INVESTOR SERVICES, INC.
(FORMERLY THERETIREMENT SOLUTION.COM, INC.)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010

7. NOTES PAYABLE (Continued)

Promissory Note Payable (Continued)

On September 30, 2010, the Company issued a note payable for $127,000 exchanged previously issued convertible notes (see Note 8, Convertible Note #22 and #25) in an aggregate total of $85,000 recording a loss on settlement of debt of $42,000.  The promissory note is payable at 18% per annum and is due in monthly payments through December 2010.

On September 30, 2010, the Company issued an aggregate of $120,000 promissory notes due five years from issuance at 8% per annum payable at maturity in exchange for 3,000,002 previously issued warrants.  The fair value of the exchanged warrants, determined using the Black Scholes Option Pricing Model approximately equaled the fair value of the issued notes.

At September 30, 2010 and March 31, 2010, balances consist of the following:

	September 30, 2010	March 31, 2010
Note payable to related party	$200,000	$200,000
Note payable, due December 2010	127,000	-
Notes payable, due September 2015	120,000	-
Total	447,000	200,000
Less: Notes payable, current portion	(127,000)	-
Less: Notes payable, related party, current portion	(200,000)	(200,000)
Notes payable, long term portion	$120,000	$-

8. CONVERTIBLE NOTES

During the six months ended September 30, 2010, the Company entered into agreements with certain of its convertible noteholders to induce conversion of notes and exercise of the related warrants.  The offer to the note and warrant holders was based on the nature of the class of securities held by each group. The groups consisted of noteholders from the bridge financing done in 2007, the private placements conducted in 2008, and the note and warrant holders from the latest private placements conducted throughout 2009 through the present period. In general, noteholders who held notes without detachable warrants were offered a bonus of 10% added to their principal plus accrued interest earned to be converted at 50% of their original, stated conversion rate.  Noteholders with Warrants attached were offered a conversion of their notes at the stated rate plus interest with no additional incentive to convert. Secondly they were offered the right to exercise their warrants at a 50% discount with payment in cash, or the conversion of their warrants through redemption by the Company in exchange for a new non convertible promissory note based on the number of warrants owned by each.  All of the note and warrant holders also had the option to keep their current position with their notes and warrants unchanged.

During the six months ended September 30, 2010, the Company agreed to issue an aggregate of 107,396,967 shares of common stock, valued at $4,253,018, in exchange for convertible notes and accrued unpaid interest. The Company issued 66,500,826 shares as of September 30, 2010, and the remaining 40,896,141shares of common stock were issued immediately subsequent to September 30, 2010.  Total loss in connection with the induced conversion or debt and warrants settlement amounted to $457,500 for the six months ended September 30, 2010.

Convertible Note #1

In May 2007, the Company received $50,000 in exchange for a Convertible Note (Note) that matured on August 31, 2007. The Note bears an interest rate of 18% and is convertible into the Company's common stock at the greater of $0.25 per share or 67.5% of the average 10 previous trade days prior to conversion. The Note is currently in default.

Convertible Note #2

In May 2007, the Company received $50,000 in exchange for a Convertible Note (Note) that matured on August 31, 2007. The Note bears an interest rate of 18% and is convertible into the Company's common stock at the greater of $0.25 per share or 67.5% of the average 10 previous trade days prior to conversion. The Note is currently in default.

GLOBAL INVESTOR SERVICES, INC.
(FORMERLY THERETIREMENT SOLUTION.COM, INC.)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010

8. CONVERTIBLE NOTES (Continued)

Convertible Note #3

In May 2007, the Company received $100,000 in exchange for a Convertible Note (Note) that originally matured on August 31, 2007. The Note bears an interest rate of 18%. The Company reached a settlement to issue common stock by no later than December 8, 2008 at the average price back 90 days. The shares have never been issued and the Note is currently in default.

Convertible Note #4

In January 2008, the Company received $50,000 in exchange for a Convertible Note (“Note”) that matures in March 31, 2008. The Note bears interest at a rate of 10% and will be convertible into 333,333 shares of the Company’s common stock, at a conversion rate of $.15 per share. Interest will also be converted into common stock at a conversion rate of $.15 per share.

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

During the year ended March 31, 2009, $25,000 of the Convertible Note was converted to common stock and during the year ended March 31, 2010, the Company paid $3,030 as principal payment leaving a remaining balance of $21,970.  During the six months ended September 30, 2010, the remaining balance of $21,970 and all accrued unpaid interest was converted to 790,310 shares of common stock.

Convertible Note #5

In May 2008, the Company received $50,000 in exchange for a Convertible Note (“Note”) that matures in May 2011. The Note bears interest at a rate of 10% and will be convertible into 333,333 shares of the Company’s common stock, at a conversion rate of $.15 per share. Interest will also be converted into common stock at the conversion rate of $.15 per share.

In accordance with ASC 470-20, the Company recognized an imbedded beneficial conversion feature present in Convertible Note #5. The Company allocated a portion of the proceeds equal to the intrinsic value of that feature to additional paid-in capital and a discount against the Convertible Note.

In connection with the issuance of the convertible note, the Company issued 100,000 shares of common stock. The common stock was valued at the date of the related convertible note.

The total debt discount attributed to the beneficial conversion feature and common stock issued in the amount of $32,333 is charged operations ratably over the note term as interest expense.

During the six months ended September 30, 2010, the Company entered into an agreement with the noteholder to issue 783,333 shares of its common stock in settlement of the convertible note and accrued interest representing an effective conversion rate of $0.075 per share.  The Company recorded a loss on settlement of debt of $17,625 in the current period operations. The Company issued 716,666 shares as of September 30, 2010, and the remaining 66,667 shares of common stock were issued immediately subsequent to September 30, 2010.

GLOBAL INVESTOR SERVICES, INC.
(FORMERLY THERETIREMENT SOLUTION.COM, INC.)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010

8. CONVERTIBLE NOTES (Continued)

Convertible Notes #6

In May 2008, the Company received $250,000 and exchanged an existing convertible note of $100,000 for a Convertible Notes (“Notes”) in the amount of $350,000 that matures in May 2011. The Notes bears interest at a rate of 10% and will be convertible into 2,333,333 shares of the Company’s common stock, at a conversion rate of $.15 per share. Interest will also be converted into common stock at the conversion rate of $.15 per share.

In accordance with ASC 470-20, the Company recognized an imbedded beneficial conversion feature present in Convertible Notes #6. The Company allocated a portion of the proceeds equal to the intrinsic value of that feature to additional paid-in capital and a discount against the Convertible Note.  In connection with the issuance of the convertible note, the Company issued 700,000 shares of common stock. The common stock was valued at the date of the related convertible note.

The total debt discount attributed to the beneficial conversion feature and common stock issued in the amount of $108,182 is charged operations ratably over the note term as interest expense.

During the quarter ended June 30, 2010, the Company issued 400,000 shares of common stock in settlement of $20,000 of convertible notes.  During the quarter ended September 30, 2010, the Company entered into an agreement with the noteholder to issue 3,133,334 shares of its common stock in settlement of the $200,000 of convertible notes and accrued interest representing a effective conversion rate of $0.075 per share.  The Company recorded a loss on settlement of debt of $57,375 in the current period operations. The Company issued 1,433,333 shares as of September 30, 2010, and the remaining 1,700,001 shares of common stock were issued immediately subsequent to September 30, 2010.

For the six months ended September 30, 2010 and 2009, the Company amortized and wrote off $31,617 and $14,523, respectively, to current period operations as interest expense.

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

In accordance with ASC 470-20, the Company recognized an imbedded beneficial conversion feature present in Convertible Note #7. The Company allocated a portion of the proceeds equal to the intrinsic value of that feature to additional paid-in capital and a discount against the Convertible Note.

The total debt discount attributed to the beneficial conversion feature and common stock issued in the amount of $27,344 is charged operations ratably over the note term as interest expense.

For six months ended September 30, 2010 and 2009, the Company amortized $6,575 to current period operations as financing costs.

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

In accordance with ASC 470-20, the Company recognized an imbedded beneficial conversion feature present in Convertible Note #8. The Company allocated a portion of the proceeds equal to the intrinsic value of that feature to additional paid-in capital and a discount against the Convertible Note.

The total debt discount attributed to the beneficial conversion feature and common stock issued in the amount of $10,938 is charged operations ratably over the note term as interest expense.

GLOBAL INVESTOR SERVICES, INC.
(FORMERLY THERETIREMENT SOLUTION.COM, INC.)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010

8. CONVERTIBLE NOTES (Continued)

Convertible Note #8 (Continued)

During the six months ended September 30, 2010, the Company entered into an agreement with the noteholder to issue 1,175,000 shares of its common stock in settlement of the of convertible note and accrued interest representing a effective conversion rate of $0.046 per share.  The Company recorded a loss on settlement of debt of $28,688 in the current period operations. These shares were issued immediately subsequent to September 30, 2010.

For the six months ended September 30, 2010 and 2009, the Company amortized and wrote off $5,670 and $2,627 to current period operations as interest expense, respectively.

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

In accordance with ASC 470-20, the Company recognized an imbedded beneficial conversion feature present in Convertible Note #9. The Company allocated a portion of the proceeds equal to the intrinsic value of that feature to additional paid-in capital and a discount against the Convertible Note.

The total debt discount attributed to the beneficial conversion feature and common stock issued in the amount of $32,813 is charged operations ratably over the note term as interest expense.

For six months ended September 30, 2010 and 2009, the Company amortized $7,891 to current period operations as interest expense.

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

In accordance with ASC 470-20, the Company recognized an imbedded beneficial conversion feature present in Convertible Note #10. The Company allocated a portion of the proceeds equal to the intrinsic value of that feature to additional paid-in capital and a discount against the Convertible Note.

The total debt discount attributed to the beneficial conversion feature and common stock issued in the amount of $43,750 is charged operations ratably over the note term as interest expense.

For the six months ended September 30, 2010 and 2009, the Company amortized $10,521 to current period operations as interest expense.

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

GLOBAL INVESTOR SERVICES, INC.
(FORMERLY THERETIREMENT SOLUTION.COM, INC.)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010

8. CONVERTIBLE NOTES (Continued)

Convertible Note #11 (Continued)

In accordance with ASC 470-20, the Company recognized an imbedded beneficial conversion feature present in Convertible Note #11. The Company allocated a portion of the proceeds equal to the intrinsic value of that feature to additional paid-in capital and a discount against the Convertible Note.

The total debt discount attributed to the beneficial conversion feature and common stock issued in the amount of $10,938 is charged operations ratably over the note term as interest expense.

For the six months ended September 30, 2010 and 2009, the Company amortized $2,630 to current period operations as interest expense.

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

In accordance with ASC 470-20, the Company recognized an imbedded beneficial conversion feature present in Convertible Note #12. The Company allocated a portion of the proceeds equal to the intrinsic value of that feature to additional paid-in capital and a discount against the Convertible Note.

The total debt discount attributed to the beneficial conversion feature and common stock issued in the amount of $10,938 is charged operations ratably over the note term as interest expense.

During the six months ended September 30, 2010, the Company entered into an agreement with the noteholder to issue 1,175,000 shares of its common stock in settlement of the of convertible note and accrued interest representing an effective conversion rate of $0.046 per share.  The Company recorded a loss on settlement of debt of $28,688 in the current period operations. These shares were issued immediately subsequent to September 30, 2010.

For the six months ended September 30, 2010 and 2009, the Company amortized and wrote off $5,677 and $2,630 to current period operations as interest expense, respectively.

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

In accordance with ASC 470-20, the Company recognized an imbedded beneficial conversion feature present in Convertible Note #13. The Company allocated a portion of the proceeds equal to the intrinsic value of that feature to additional paid-in capital and a discount against the Convertible Note.

The total debt discount attributed to the beneficial conversion feature and common stock issued in the amount of $5,469 is charged operations ratably over the note term as interest expense.

For the six month period ended September 30, 2010, the Company amortized $1,301 and $1,315 to current period operations as interest expense, respectively.

GLOBAL INVESTOR SERVICES, INC.
(FORMERLY THERETIREMENT SOLUTION.COM, INC.)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010

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

In accordance with ASC 470-20, the Company recognized an imbedded beneficial conversion feature present in Convertible Note #14. The Company allocated a portion of the proceeds equal to the intrinsic value of that feature to additional paid-in capital and a discount against the Convertible Note.

The total debt discount attributed to the beneficial conversion feature and common stock issued in the amount of $128,606 is charged operations ratably over the note term as interest expense.

During the six months ended September 30, 2010, the Company issued 3,846,154 shares of its common stock in settlement of the convertible note.

For the six months ended September 30, 2010 and 2009, the Company amortized and wrote off $51,207and $30,724 to current period operations as interest expense, respectively.

Convertible Note #15

In March 2009, the Company issued a $60,000 Convertible Note that matures in May 2011 in exchange for outstanding accounts payable. The Note bears interest at a rate of 10% and will be convertible into 600,000 of the Company’s common stock, at a conversion rate of $.10 per share. Interest will also be converted into common stock at the conversion rate of $.10 per share.  There was no imbedded beneficial conversion feature presented in Convertible Note #15.

During the six months ended September 30, 2010, the Company issued 675,000 shares of common stock in settlement of the convertible note and accrued interest.

Convertible Note #16

In March 2009, the Company issued a $1,000,000 Convertible Note that matures in July 2011 in exchange for outstanding advances for marketing. The Note bears interest at a rate of 20% and will be convertible into 12,500,000 of the Company’s common stock, at a conversion rate of $.08 per share. Interest will also be converted into common stock at the conversion rate of $.08 per share.

On September 30, 2010, the Company entered into an agreement with noteholders to settle the above described note, part of Note # 17 (see below) in the amount of $240,000, and a $550,000 note (see Note # 24 below), an aggregate accrued interest of $333,400, and an aggregate of 13,166,667 warrants previously issued in exchange for 27,446,667 shares of its common stock and a convertible promissory notes in aggregate of $1,826,667; 8% per annum, due September 30, 2015 and convertible at $0.03 per share (See Convertible Notes # 26, below). The Company issued 8,746,667 shares as of September 30, 2010, and the remaining 18,700,000 shares of common stock were issued immediately subsequent to September 30, 2010.  All original embedded derivatives and warrant liabilities in connection with these converted notes were marked to market at the date of this transaction and reclassified to equity (see Note 9 and 10).

GLOBAL INVESTOR SERVICES, INC.
(FORMERLY THERETIREMENT SOLUTION.COM, INC.)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010

8. CONVERTIBLE NOTES (Continued)

Convertible Promissory Notes #17

On July 31, 2009, the Company issued $1,029,000 in Convertible Promissory Notes that matures July 31, 2012. The Promissory Notes bear interest at a rate of 8% and will be convertible into 34,300,000 shares of the Company’s common stock, at a conversion rate of $.03 per share and are subject to certain dilutive issuance provisions. Interest will also be converted into common stock at the conversion rate of $.03 per share. In connection with the issuance of the Convertible Promissory Notes, the Company issued 17,150,006 warrants to purchase the Company’s common stock at $0.05 per share over five years and is subject to certain dilutive issuance provisions.

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

The Company allocated proceeds based on the relative fair values of the reset provisions of the debt and warrants, measured at an aggregate of $1,029,000, to the warrant and debt reset provision liabilities and a discount to Convertible Promissory Notes. Subsequent to the initial issuance date, the Company is required to adjust to fair value the warrant and debt reset provision liabilities as an adjustment to current period operations (see Notes 10 and 11).

During the six months ended September 30, 2010, the Company entered into an agreement with the noteholder to issue an aggregate of 25,915,432 shares of its common stock in settlement of $712,000 of the convertible notes and accrued interest, and 3,000,000 of previously issued warrants. The Company issued 14,822,360 shares as of September 30, 2010, and the remaining 11,093,072 shares of common stock were issued immediately subsequent to September 30, 2010. The Company also entered into a separate agreement to settle $240,000 of this note (see Note #16).

For the six months ended September 30, 2010 and 2009, the Company amortized and wrote off $752,915 and $58,210, respectively, to current period operations as interest expense. After the conversion of the note during the six-months ended September 30, 2010, the remaining face amount of this note is $77,000 and unamortized debt discount is $47,000.

Convertible Promissory Notes #18

On December 17, 2009, the Company issued a $30,000 Convertible Promissory Note that matures December 17, 2012. The Promissory Notes bear interest at a rate of 8% and will be convertible into 34,300,000 shares of the Company’s common stock, at a conversion rate of $.03 per share and are subject to certain dilutive issuance provisions. Interest will also be converted into common stock at the conversion rate of $.03 per share. In connection with the issuance of the Convertible Promissory Note, the Company issued 500,000 warrants to purchase the Company’s common stock at $0.05 per share over five years and is subject to certain dilutive issuance provisions.

GLOBAL INVESTOR SERVICES, INC.
(FORMERLY THERETIREMENT SOLUTION.COM, INC.)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010

8. CONVERTIBLE NOTES (Continued)

Convertible Note #18 (Continued)

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

The Company allocated proceeds based on the relative fair values of the reset provisions of the debt and warrants, measured at an aggregate of $30,000, to the warrant and debt reset provision liabilities and a discount to Convertible Promissory Note. Subsequent to the initial issuance date, the Company is required to adjust to fair value the warrant and debt reset provision liabilities as an adjustment to current period operations (see Notes 9 and 10).

During the six months ended September 30, 2010, the Company entered into an agreement with the noteholder to issue an aggregate of 1,026,400 shares of its common stock in settlement of the convertible note and accrued interest. These shares were issued immediately subsequent to September 30, 2010.

For the six months ended September 30, 2010 and 2009, the Company amortized and wrote off $27,153 and $0, respectively, to current period operations as interest expense.

Convertible Promissory Notes #19 (related party)

On March 31, 2010, the Company issued $754,473 in Convertible Promissory Notes that matures March 31, 2013 in exchange for accrued and unpaid salaries. The Promissory Notes bear interest at a rate of 8% and will be convertible into 25,149,101 shares of the Company’s common stock, at a conversion rate of $.03 per share. Interest will also be converted into common stock at the conversion rate of $.03 per share. In connection with the issuance of the Convertible Promissory Notes, the Company issued 12,574,551 warrants to purchase the Company’s common stock at $0.05 per share over five years.

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
SEPTEMBER 30, 2010

8. CONVERTIBLE NOTES (Continued)

Convertible Note #19 (Continued)

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

During the six months ended September 30, 2010, the Company issued an aggregate of 25,149,101 shares of common stock in settlement the Convertible Promissory Notes.  The Company wrote off the remaining unamortized debt discount of $753,785 to current period operations as interest expense.

Convertible Promissory Notes #20

On March 31, 2010, the Company issued $175,000 in Convertible Promissory Notes that matures March 31, 2013. The Promissory Notes bear interest at a rate of 8% and will be convertible into 5,833,334 shares of the Company’s common stock, at a conversion rate of $.03 per share. Interest will also be converted into common stock at the conversion rate of $.03 per share. In connection with the issuance of the Convertible Promissory Notes, the Company issued 2,916,668 warrants to purchase the Company’s common stock at $0.05 per share over five years.

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

During the six months ended September 30, 2010, the Company entered into an agreement with the noteholder to issue 6,110,236 shares of common stock in settlement of the Convertible Promissory Notes and accrued interest. The Company issued 3,510,235 shares as of September 30, 2010, and the remaining 2,600,001 shares of common stock were issued immediately subsequent to September 30, 2010.

During the six months ended September 30, 2010, the Company wrote off and amortized debt discount of $174,840 to current period operations as interest expense.

Convertible Note #21

On March 31, 2010, the Company issued a $182,085 Convertible Note that matures in May 2013 in exchange for a Convertible Note previously matured. The Note bears interest at a rate of 8% and will be convertible into 3,641,700 shares of the Company’s common stock, at a conversion rate of $.05 per share. Interest will also be converted into common stock at the conversion rate of $.05 per share.

GLOBAL INVESTOR SERVICES, INC.
(FORMERLY THERETIREMENT SOLUTION.COM, INC.)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010

8. CONVERTIBLE NOTES (Continued)

Convertible Note #21 (Continued)

In accordance with ASC 470-20, the Company recognized an imbedded beneficial conversion feature present in Convertible Note #21. The Company allocated a portion of the proceeds equal to the intrinsic value of that feature to additional paid-in capital and a discount against the Convertible Note.

The total debt discount attributed to the beneficial conversion feature and common stock issued in the amount of $18,021 is charged operations ratably over the note term as interest expense.

During the six months ended September 30, 2010, the Company issued 1,000,000 shares of common stock in settlement of $30,000 in Convertible Promissory Notes, accrued unpaid interest, and other fees.

During the six months ended September 30, 2010, the Company wrote off and amortized $6,733 to current period operations as interest expense.

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

During the six-month period ended September 30, 2010, the Company entered into an agreement in exchange for and cancellation of the above described note and a secondary note (Note #25 below).  The agreement requires the Company to issue a non-convertible promissory note in the amount of $127,000 (see Note 7) plus accrued interest payable in monthly installments through December 15, 2010.

During the six months ended September 30, 2010, the Company amortized or wrote off $50,000 to current period operations as interest expense.

Convertible Note # 23

On July 1, 2010, the Company issued an aggregate of $260,000 Convertible Promissory Note that matures in June 30, 2013. The note bears interest at a rate of 8% and will be convertible into the Company’s common stock at any time at the holder’s option, into common stock at the conversion rate of $.03 per share. Interest will also be converted into common stock at the conversion rate of $.03 per share.

In connection with the issuance of the Convertible Promissory Notes, the Company issued 4,133,335 warrants to purchase the Company’s common stock at $0.05 per share over five years.

GLOBAL INVESTOR SERVICES, INC.
(FORMERLY THERETIREMENT SOLUTION.COM, INC.)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010

8. CONVERTIBLE NOTES (Continued)

Convertible Note #23 (Continued)

Since the issuance of these notes are subsequent to Convertible note # 22, and in accordance with Accounting Standards Codification subtopic 815-40, Derivatives and Hedging: Contracts in Entity’s Own Equity (“ASC 815-40”), the Company is required to bifurcate the fair value of the conversion feature from the host contract and mark to market the reset provision each reporting period. The fair value of the conversion provision at the date of issuance, determined using the Black Scholes Option Pricing Method, was charged as an allocated debt discount.  The fair value was determined based on the following assumptions:

Dividend yield:	-0-%
Volatility	167.45%
Risk free rate:	1.01%

In connection with the issuance of the Convertible Promissory Notes, the Company issued 4,133,335 warrants.  In accordance with ASC 815-40, the Company is required to record the fair value of the warrants outside of equity and mark to market each reporting period. The fair value of the warrants at the date of issuance, determined using the Black Scholes Option Pricing Method, was charged as an allocated debt discount.  The fair value was determined based on the following assumptions:

Dividend yield:	-0-%
Volatility	167.45%
Risk free rate:	1.80%

The Company allocated proceeds based on the relative fair values of the conversion provisions of the debt and warrants, measured at an aggregate of $260,000, to the warrant and debt conversion provision liabilities and a discount to Convertible Promissory Notes. Subsequent to the initial issuance date, the Company is required to adjust to fair value the warrant and debt reset provision liabilities as an adjustment to current period operations (see Notes 9 and 10).

On September 30, 2010, the Company entered into an agreement with the noteholder to issue an aggregate of 8,822,234 shares of its common stock in settlement of the $250,000 of convertible notes and accrued interest. The Company issued 5,462,234 shares as of September 30, 2010, and the remaining 3,360,000 shares of common stock were issued immediately subsequent to September 30, 2010.

For the six months ended September 30, 2010, the Company amortized or wrote off $250,833 to current period operations as interest expense.

Convertible Note # 24

On July 1, 2010, the Company issued a $550,000 Convertible Promissory Note that matures in June 30, 2013 in exchange for a previously received preferred stock subscription of $550,000. The note bears interest at a rate of 8% and will be convertible into the Company’s common stock at any time at the holder’s option, into common stock at the conversion rate of $.03 per share. Interest will also be converted into common stock at the conversion rate of $.03 per share.

In connection with the issuance of the Convertible Promissory Notes, the Company issued 9,166,667 warrants to purchase the Company’s common stock at $0.05 per share over five years.

Since the issuance of these notes are subsequent to Convertible note # 22, and in accordance with Accounting Standards Codification subtopic 815-40, Derivatives and Hedging: Contracts in Entity’s Own Equity (“ASC 815-40”), the Company is required to bifurcate the fair value of the conversion feature from the host contract and mark to market the reset provision each reporting period. The fair value of the conversion provision at the date of issuance, determined using the Black Scholes Option Pricing Method, was charged as an allocated debt discount.  The fair value was determined based on the following assumptions:

GLOBAL INVESTOR SERVICES, INC.
(FORMERLY THERETIREMENT SOLUTION.COM, INC.)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010

8. CONVERTIBLE NOTES (Continued)

Convertible Note #24 (Continued)

Dividend yield:	-0-%
Volatility	167.45%
Risk free rate:	1.01%

In connection with the issuance of the Convertible Promissory Notes, the Company issued 9,166,667 warrants.  In accordance with ASC 815-40, the Company is required to record the fair value of the warrants outside of equity and mark to market each reporting period. The fair value of the warrants at the date of issuance, determined using the Black Scholes Option Pricing Method, was charged as an allocated debt discount.  The fair value was determined based on the following assumptions:

Dividend yield:	-0-%
Volatility	167.45%
Risk free rate:	1.80%

The Company allocated proceeds based on the relative fair values of the conversion provisions of the debt and warrants, measured at an aggregate of $550,000, to the warrant and debt conversion provision liabilities and a discount to Convertible Promissory Notes. Subsequent to the initial issuance date, the Company is required to adjust to fair value the warrant and debt reset provision liabilities as an adjustment to current period operations (see Notes 9 and 10).

On September 30, 2010, the Company settled the above described note, together with $240,000 of convertible note # 17, and convertible note #16 in the amount of $1,000,000, accrued unpaid interest, and an aggregate of 13,166,667 warrants previously issued in exchange for 27,446,667 shares of its common stock and a convertible promissory notes in aggregate of $1,826,667; 8% per annum, due September 30, 2015 and convertible at $0.03 per share (see Convertible Notes #16).

For the six months ended September 30, 2010, the Company amortized and wrote off $550,000 to current period operations as interest expense.

Convertible Note # 25

On July 16, 2010, the Company issued a $35,000 Convertible Promissory Note that matures in April 20 2011. The note bears interest at a rate of 8% and will be convertible into the Company’s common stock at any time at the holder’s option, into common stock at the conversion rate of 60% of the lowest three trading days 10 days prior to notice of conversion.

The Company's identified embedded derivatives related to the Convertible Promissory Note entered into on July 16, 2010.  These embedded derivatives included certain conversion features.  The accounting treatment of derivative financial instruments requires that the Company record fair value of the derivatives as of the inception date of the Convertible Promissory Note and to fair value as of each subsequent balance sheet date.  At the inception of the Convertible Promissory Note, the Company determined a fair value $39,952 of the embedded derivative.  The fair value of the embedded derivative was determined using the Black Scholes Option Pricing Model based on the following assumptions:

Dividend yield:	-0-%
Volatility	169.56%
Risk free rate:	0.28%

The initial fair value of the embedded debt derivative of $39,952 was allocated as a debt discount up to the proceeds of the note ($35,000) with the remainder ($4,952) charged to current period operations as interest expense.

GLOBAL INVESTOR SERVICES, INC.
(FORMERLY THERETIREMENT SOLUTION.COM, INC.)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010

8. CONVERTIBLE NOTES (Continued)

Convertible Note #25 (Continued)

During the six-month period ended September 30, 2010, the Company entered into an agreement in exchange for and cancellation of the above described note and a secondary note (Note #22 above).  The agreement requires the Company to issue a non-convertible promissory note in the amount of $127,000 (see Note 7) plus accrued interest payable in monthly installments through December 15, 2010.

During the six months ended September 30, 2010, the Company amortized or wrote off $35,000 to current period operations as interest expense.

Convertible Notes # 26

On September 30, 2010, the Company entered into an agreement with certain noteholders to issue an aggregate of 27,446,667 shares of its common stock and a convertible promissory note in the amount of $1,826,667 in exchange for and cancellation of previously issued notes which consists of Convertible Note #16 in the amount of $1,000,000, part of  Convertible Note # 17 in the amount of $240,000, Convertible Note #24 in the amount of $550,000, accrued unpaid interest, and  an aggregate of 13,166,667 previously granted warrants.  The Convertible Promissory notes bear 8% interest per annum, matures September 30, 2015, and are convertible into the Company's common stock at any time at the holder’s option, into common stock at the conversion rate of $.03 per share. Interest will also be converted into common stock at the conversion rate of $.03 per share.

In accordance ASC 470-20, the Company recognized an embedded beneficial conversion feature present in the note. The Company allocated a portion of the proceeds equal to the intrinsic value of that feature to additional paid-in capital. The Company recognized and measured an aggregate of $913,334 of the proceeds, which is equal to the intrinsic value of the embedded beneficial conversion feature, to additional paid-in capital and a discount against the note. The debt discount attributed to the beneficial conversion feature is amortized over the note’s maturity period (five years) as interest expense.

Convertible Notes # 27 (related party)

On September 30, 2010, the Company issued an aggregate of $386,750 Convertible Promissory notes that matures September 30, 2012 in exchange for accrued salaries and wages.  The Convertible Promissory notes bear 8% interest per annum and are convertible into the Company's common stock at any time at the holder’s option, into common stock at the conversion rate of $.05 per share. Interest will also be converted into common stock at the conversion rate of $.05 per share. There was no imbedded beneficial conversion feature presented in Convertible Note #27.

Convertible Promissory Notes (related party)

In conjunction with the acquisitions of ITT and Razor, the Company issued $5,000,000 in convertible promissory notes that matures on April 15, 2009. The Notes bears interest at a rate of 6% and are convertible into 20,000,000 shares of the Company’s common stock, at a conversion rate of $0.10 per share at any time at the holders’ option. The convertible promissory notes are held by current employees of ITT and Razor.

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

GLOBAL INVESTOR SERVICES, INC.
(FORMERLY THERETIREMENT SOLUTION.COM, INC.)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010

8. CONVERTIBLE NOTES (Continued)

Convertible Promissory Notes (related party) (Continued)

During the year ended March 31, 2009, the Company converted $3,333,334 in related party promissory notes and related interest into 14,300,000 shares of common stock.  In addition, $333,333 of the outstanding related party notes was forgiven.  The remaining balance ($1,333,333) were converted to modified promissory note(s) due May 15, 2011, bearing an interest rate of 8% per annum which are convertible into 13,333,333 shares of the Company’s common stock at a rate of $0.10 per share at anytime at the Holder’s option. On September 30, 2010, the note holder agreed to an extension to April 15, 2012, all other terms remaining the same.

During the year ended March 31, 2010, the Company converted $333,333 of the remaining $1,333,333 related party notes and related interest into 3,707,770 shares of common stock. The remaining balance of this note was $1,000,000 at September 30, 2010 and March 31, 2010.

At September 30, 2010 and March 31, 2010, convertible note balances consisted of the following:

	September 30, 2010	March 31, 2010
Convertible note #1	$50,000	$50,000
Convertible note #2	50,000	50,000
Convertible note #3	100,000	100,000
Convertible note #4	-	21,970
Convertible note #5, net of unamortized debt discount of $0 and $11,841, respectively	-	38,159
Convertible note #6, net of unamortized debt discount of $8,000 and $39,617, respectively	122,000	310,383
Convertible note #7, net of unamortized debt discount of $7,617 and $14,193, respectively	117,383	110,807
Convertible note #8, net of unamortized debt discount of $0 and $5,670, respectively	-	44,330
Convertible note #9, net of unamortized debt discount of $9,141 and $17,032, respectively	140,859	132,968
Convertible note #10, net of unamortized debt discount of $12,188 and $22,709, respectively	187,812	177,291
Convertible note #11, net of unamortized debt discount of $3,047 and $5,677, respectively	46,953	44,323
Convertible note #12, net of unamortized debt discount of $0 and $5,677, respectively	-	44,323
Convertible note #13, net of unamortized debt discount of $1,524 and $2,839, respectively	23,476	22,161
Convertible note #14, net of unamortized debt discount of $0 and $66,486, respectively	-	183,514
Convertible note #15	-	60,000
Convertible note #16	-	1,000,000

GLOBAL INVESTOR SERVICES, INC.
(FORMERLY THERETIREMENT SOLUTION.COM, INC.)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010

8. CONVERTIBLE NOTES (Continued)

(Continued)	September 30, 2010	March 31, 2010
Convertible Promissory Notes #17, net of unamortized debt discount of $47,000 and $799,916, respectively	30,000	229,084
Convertible Promissory Notes #18, net of unamortized debt discount of $0 and $27,153, respectively	-	2,847
Convertible Promissory Notes #19, related party, net of unamortized debt discount of $0 and $753,785, respectively	-	688
Convertible Promissory Notes #20, net of unamortized debt discount of $0 and $174,840, respectively	-	160
Convertible Promissory Note #21, net of unamortized debt discount of $11,263 and $17,996, respectively	140,822	164,089
Convertible Promissory Notes #23, net of unamortized debt discount of $9,167 and $0, respectively	833	-
Convertible Promissory Notes #26, net of unamortized debt discount of $913,334 and $0, respectively	913,333	-
Convertible Promissory Notes, related party	386,750	-
Convertible promissory notes, related party, net of unamortized debt discount of $-0 and $-0-, respectively	1,000,000	1,000,000
Total	3,310,221	3,787,097
Less: convertible notes payable, current portion	(838,483)	(221,970)
Less: convertible notes payable, related party, current portion	-	-
Convertible notes payable, long term portion	1,084,988	2,564,439
Convertible notes payable, related party, long term portion	$1,386,750	$1,000,688

9. RESET DERIVATIVE LIABILITY

As described in Note 8 above, the Company issued Convertible Promissory Notes that contain certain reset provisions. Therefore, in accordance with ASC 815-40, the Company bifurcated the fair value of the reset provision from debt instrument to a liability at the date of issuance.  Subsequent to the initial issuance date, the Company is required to adjust to fair value the reset provision as an adjustment to current period operations.

The Company recorded a gain on change in fair value of reset derivative liability of $360,093 for the six months ended September 30, 2010, and reclassified the derivative liability related the converted notes (as described in Note 8) into equity upon settlement and conversion of those notes.

The fair value of the reset liability at September 30, 2010 was determined using the Black Scholes Option Pricing Model with the following assumptions:

Dividend yield:	-0-%
Volatility	165.62%
Risk free rate:	0.42%

At September 30, 2010, the reset derivative liability valued at $91,064, the Company believes an event under the contract that would create an obligation to settle in cash or other current assets in remote and has classified the obligation as a long term liability.

GLOBAL INVESTOR SERVICES, INC.
(FORMERLY THERETIREMENT SOLUTION.COM, INC.)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010

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

The Company recorded a loss on change in fair value of warrant liability of $257,528 for the six months ended September 30, 2010, and reclassified warrant liability related to the converted notes (as described in Note 8) into equity upon settlement and conversion of those notes.

The fair values of the warrants at September 30, 2010 were determined using the Black Scholes Option Pricing Model with the following assumptions:

Dividend yield:	-0-%
Volatility	165.62%
Risk free rate:	0.64%

At September 30, 2010, the warrant liability valued at $222,090, the Company believes an event under the contract that would create an obligation to settle in cash or other current assets in remote and has classified the obligation as a long term liability.

11. DEBT DERIVATIVE

As described in Note 8 above Company's debt derivative consists of embedded derivatives related to the 8% Convertible Promissory Note issued June 2, 2010 and July 16, 2010 and subsequent issued convertible notes and warrants.  The embedded derivatives included certain conversion features.  The accounting treatment of derivative financial instruments required that the Company record the derivatives at their fair values as of the inception date of the Convertible Promissory Notes in the aggregate amount of $643,724 and at fair value as of each subsequent balance sheet date.  Any change in fair value was recorded as non-operating, non-cash income or expense at each reporting date.  If the fair value of the derivatives was higher at the subsequent balance sheet date, the Company recorded a non-operating, non-cash charge.  If the fair value of the derivatives was lower at the subsequent balance sheet date, the Company recorded non-operating, non-cash income.

The Company recorded a loss on change in fair value of debt derivative of $688,216 for the six months ended September 30, 2010.

As of September 30, 2010, all Convertible Promissory Notes that included embedded derivatives as described above were exchanged for non convertible promissory notes or converted to the Company's common stock.  Therefore, at the date of the exchange, the Company recorded the derivatives to their fair values and reclassified the aggregate fair values of the debt derivatives at the date of exchange to equity.

12. RELATED PARTY TRANSACTIONS

The Company is periodically advanced noninterest bearing operating funds from related parties and shareholders.  The advances are due on demand. At September 30, 2010 and March 31, 2010, due to related party was $34,064 and $31,264, respectively.

As described in Note 8 above, the Company issued an aggregate of $5,000,000 in convertible promissory notes in connection with the acquisition of ITT and Razor during the year ended March 31, 2008.  As of September 30, 2010 and March 31, 2010, the outstanding balance was $1,000,000. The note holders are current employees of the Company’s consolidated group. During the six months ended September 30, 2010, the Company charged $46,671 as interest expense to current period operations.

GLOBAL INVESTOR SERVICES, INC.
(FORMERLY THERETIREMENT SOLUTION.COM, INC.)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010

12. RELATED PARTY TRANSACTIONS (Continued)

As described in Note 8 above, the Company issued an aggregate of $754,473 in convertible promissory notes and 12,574,551 warrants to purchase the Company’s common stock at $0.05 per share (expiring five years from issuance) in exchange for accrued and unpaid salaries. The notes are convertible into the Company’s common stock at $0.03 per share and are due three years from issuance. During the six months ended September 30, 2010, the Company issued an aggregate of 25,149,101 shares of common stock in settlement of the notes.

As described in Note 8 above, the Company issued an aggregate of $386,750 in convertible promissory notes in exchange for accrued and unpaid salaries. The notes are convertible into the Company’s common stock at $0.05 per share and are due two years from issuance.

As described in Note 6 above, the Company is under contracts with Allied Global Ventures, LLC and Wealth Engineering, LLC,  shareholders of the Company, whereby the related party provides funds for marketing and promotional activity in exchange for an allocated part of gross revenue from sales of the related corporation’s products and services. Contained within the contract are a minimum number of subscribers the Company is required to maintain to ensure exclusivity.  During the six months ended September 30, 2010, the Company repaid an aggregate of $97,241 associated with Allied and Wealth contracts.

13.  CAPITAL STOCK

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

During the six months ended September 30, 2010, as described in Note 8 above (Convertible Note #24), the Company issued a convertible promissory note for $550,000 in exchange for the outstanding preferred stock subscription.

Common stock

The Company is authorized to issue 700,000,000 shares of common stock with par value $.001 per share. As of September 30, 2010 and March 31, 2010, the Company had 559,434,805 shares and 347,967,310 shares of common stock issued and 439,434,805 shares and 347,967,310 shares of common stock outstanding.

In April 2010, the Company issued 1,000,000 shares of its common stock in settlement of $30,000 in convertible notes.

In June 2010, the Company issued an aggregate of 27,526,745 shares of its common stock in settlement of $881,052 in convertible notes and accrued interest.

In June 2010, the Company issued an aggregate of 4,050,000 shares of its common stock for $157,500 of services rendered and $51,500 for future services as prepaid (deferred) compensation.

In June 2010, the Company issued an aggregate of 8,000,000 shares of its common stock in connection with the acquisition of ITT LLC and Razor Data Corp. These shares were accounted for as common shares to be issued in prior year-end.

In July 2010, the Company issued 3,846,154 shares of its common stock in settlement of a $250,000 convertible note.

In August 2010, the Company issued an aggregate of 5,000,000 shares of its common stock for services at $258,000.

In September 2010, the Company issued an aggregate of 3,133,334 shares of common stock and accounted for 3,400,000 shares of common stock to be issued in exchange for an aggregate of $279,600 of services rendered.

GLOBAL INVESTOR SERVICES, INC.
(FORMERLY THERETIREMENT SOLUTION.COM, INC.)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010

13.  CAPITAL STOCK (Continued)

Common stock (Continued)

In September 2010, the Company issued an aggregate of 34,127,927 shares of common stock and accounted for 40,896,141 shares of common stock to be issued in exchange for settlement of $3,091,966 in convertible notes and accrued interest.

In September 2010, the Company issued an aggregate of 4,783,335 shares of common stock and accounted for 6,375,002 shares of common stock to be issued in exchange for exercise of warrants.  The Company received proceeds of $41,333 and recorded warrant subscription receivable of $236,458 and loss from induced warrant exercises in the amount of $278,509 (see Note 15, warrants).

In September 2010, the Company deposited 120,000,000 shares of common stock into an escrow account in connection with a Sales Agency Agreement (the “Sales Agreement”) with The Cougar Group (see Note 14). None of the shares have been released from the escrow as of September 30, 2010, therefore the shares were not deemed outstanding and are excluded from the calculation of loss per shares.

14. COMMITMENTS AND CONTINGENCIES

Cougar Agreement

On September 23, 2010, the Company entered into a Sales Agency Agreement (the “Sales Agreement”) with The Cougar Group, a Hong Kong corporation (“Cougar”), pursuant to which Cougar agreed, and the Company appointed, Cougar to act as the exclusive agent for the Company in South Korea and Japan (“Tier One Countries”) as well as China, Australia, Hong Kong, Singapore, Philippines, Indonesia, New Zealand and India (“Tier Two Countries”).  Cougar will act as sole exclusive agent for the Company’s products in the Tier One Countries and the Tier Two Countries.    The term of the Sales Agreement is for a period of five years.  However, the Company may terminate the Sales Agreement in the event that Cougar does not reach its sales objectives or fails to pay the Notes (as defined below) in full.  In consideration for the services under the Sales Agreement, the Company issued Cougar 120,000,000 shares of common stock (the “TCG Shares”) in consideration of the issuance of 4% promissory notes payable by Cougar to the Company in the aggregate amount of $10,000,000 (the “Notes”).  The Notes associated with the Tier One Countries, in the principal amount of $2,000,000, mature on March 31, 2011.  The Notes associated with the Tier Two Countries, in the principal amount of $8,000,000, mature on September 31, 2011.  Cougar may prepay the Notes at any time in minimum intervals of $250,000.  Further, upon achieving revenue targets as set forth in the Sales Agreement at intervals of no less than $250,000, the principal balance of the Notes shall be reduced by the amount of such sales target, resulting in compensation expense in the equal amount.  The Company, Cougar and the Law Officers of Stephen M. Fleming PLLC (the “Escrow Agent”) have entered into an Escrow Agreement pursuant to which the TCG Shares were placed in escrow with the Escrow Agent.  Upon payment of the Notes, the Company will direct the TCG Shares in the appropriate amounts.  Further, Cougar and the Company have entered into a Voting Agreement whereby Cougar has appointed Nicholas Maturo and Ryan Smith to vote the TCG Shares as they deem fit at all times while the TCG Shares are held by the Escrow Agent.  Cougar was granted the right to appoint a director to the Company’s Board of Directors.  As of September 30, 2010, Cougar has not met any sales target and no shares have been released from the escrow.

Employment and Consulting Agreements

The Company has consulting agreements with outside contractors to provide certain marketing and financial advisory services. The Agreements are generally for a term of 12 months from inception and renewable automatically from year to year unless either the Company or Consultant terminates such engagement by written notice.

On February 6, 2007 the Company entered into an employment agreement (the “Agreement”) with William C. Kosoff, the Company’s Chief Financial Officer for two years.  The Agreement may be extended or earlier terminated pursuant to the terms and conditions of the Agreement and provides for automatic renewals for successive two (2) year terms unless, prior to 90th calendar day preceding the expiration of the then existing term, either Company of Mr. Kosoff provide written notice to the other that it elects not to renew the term. Subsequently the term was renewed as of November 6, 2010 for two more years commencing February 6, 2011 at an annual compensation rate of $150,000.

GLOBAL INVESTOR SERVICES, INC.
(FORMERLY THERETIREMENT SOLUTION.COM, INC.)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010

14. COMMITMENTS AND CONTINGENCIES (Continued)

Employment and Consulting Agreements (Continued)

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

Litigation

On July 16, 2009, a petition for judgment was filed with the Civil Court of the City of New York naming the Company as a defendant relating to property leased by the Company from the defendant for recovery of past due rent payments, interest and legal costs.  As of December 31, 2009, the Company has accrued their obligation under the lease. On March 30, 2010, the Company settled for $156,720. In addition, the Company may be obligated to additional monies due on the primary lease of $67,600. As of September 30, 2010, the Company has accrued their obligations under the lease.

The Company may be subject to legal proceedings and claims which arise in the ordinary course of its business. Although occasional adverse decisions or settlements may occur, the Company believes that the final disposition of such matters should not have a material adverse effect on its financial position, results of operations or liquidity. The Company had no pending legal proceedings or claims other than described above as of September 30, 2010.

15. STOCK OPTIONS AND WARRANTS

Employee Stock Options

The following table summarizes the changes in employee stock options outstanding and the related prices for the shares of the Company’s common stock issued to employees of the Company under two employee stock option plans. The nonqualified plan adopted in 2007 is for 13,000,000 shares of which 9,500,000 have been granted as of September 30, 2010. The qualified plan adopted in October of 2008 authorizing 25,000,000 shares was approved by a majority of the Shareholders on September 16th 2009. To date 7,000,000 shares have been granted as of September 30, 2010.

The following table summarizes the changes in options outstanding and the related prices for the shares of the Company’s common stock issued to employees of the Company at September 30, 2010:

	Options Outstanding			Options Exercisable
			Weighted		Weighted
		Weighted	Average		Average
		Average	Exercise		Exercise
Range of	Number of	Remaining	Price of	Number of	Price of
Exercise	Shares	Contractual	Outstanding	Shares	Exercisable
Prices	Outstanding	Life (Years)	Options	Exercisable	Options

$0.05	7,000,000	9.01	$0.05	4,000,000	$0.05
0.06	9,500,000	6.34	0.06	9,333,333	0.06
	16,500,000	7.47	$0.056	13,333,333	$0.058

GLOBAL INVESTOR SERVICES, INC.
(FORMERLY THERETIREMENT SOLUTION.COM, INC.)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010

15. STOCK OPTIONS AND WARRANTS (Continued)

Employee Stock Options (Continued)

Transactions involving stock options issued to employees are summarized as follows:

		Weighted
		Average
	Number of	Exercise
	Shares	Price

Options outstanding at March 31, 2009	9,330,490	$0.388
Granted	8,500,000	0.05
Exercised	-	-
Cancelled or expired	(1,330,490)	(0.25)
Options outstanding at March 31, 2010	16,500,000	0.056
Granted	-	-
Exercised	-	-
Cancelled or expired	-	-
Options outstanding at September 30, 2010	16,500,000	$0.056

During the six months ended September 30, 2009, the Company granted an aggregate of 8,500,000 options to purchase the Company's common stock with exercise prices from $0.05 to $0.06.  The Company has not granted employee options during the six months ended September 30, 2010.

During the six month period ended September 30, 2009, the Company re-priced certain employee options initially with exercise prices from $0.41 to $0.42 to $0.06 per share with other terms remaining the same.   The fair value of the fully vested re-priced options of $9,381 was charged to operations during the six months ended September 30, 2009.

The fair values of the options granted or re-priced during the six months ended September 30, 2009 were determined using the Black Scholes option pricing model with the following assumptions:

Dividend yield:	-0-%
Volatility	140.70%
Risk free rate:	3.31%

Stock-based compensation expense in connection with options granted to employees for the six months ended September 30, 2010 and 2009 was $64,714 and $487,715, respectively.

Non-Employee Stock Options

The following table summarizes the changes in options outstanding and the related prices for the shares of the Company’s common stock issued to consultants and non-employees of the Company at September 30, 2010:

	Options Outstanding			Options Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
Exercise	Number	Contractual	Exercise	Number of	Exercise
Prices	Outstanding	Life (Years)	Price	Exercisable	Price
$0.145	500,000	2.70	$0.145	500,000	$0.145
0.22	300,000	5.25	0.22	300,000	0.22
0.25	2,469,135	0.79	0.25	2,469,135	0.25
	3,269,135	1.49	$0.23	3,269,135	$0.23

GLOBAL INVESTOR SERVICES, INC.
(FORMERLY THERETIREMENT SOLUTION.COM, INC.)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010

15. STOCK OPTIONS AND WARRANTS (Continued)

Non-Employee Stock Options (Continued)

Transactions involving stock options issued to consultants and non-employees are summarized as follows:

		Weighted
		Average
	Number of	Price
	Shares	Per Share
Options outstanding at March 31, 2009	3,289,135	$0.26
Granted	-
Exercised	-	-
Cancelled or expired	(20,000)	(0.33)
Options outstanding at March 31, 2010	3,269,135	0.23
Granted	-	-
Exercised	-	-
Cancelled or expired	-	-
Options outstanding at September 30, 2010	3,269,135	$0.23

Warrants

The following table summarizes the changes in warrants outstanding and the related prices for the shares of the Company’s common stock issued to shareholders at September 30, 2010:

	Warrants Outstanding			Warrants Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
Exercise	Number	Contractual	Exercise	Number	Exercise
Price	Outstanding	Life (Years)	Price	Exercisable	Price

$0.01	2,000,000	3.06	$0.01	2,000,000	$0.01
0.05	19,116,222	1.90	0.05	19,116,222	0.05
Total	21,116,222	1.97	$0.05	21,116,222	$0.05

Transactions involving the Company’s warrant issuance are summarized as follows:

		Average
	Number of	Price
	Shares	Per Share

Warrants outstanding at March 31, 2009	5,797,500	$0.39
Granted	33,141,225	0.05
Exercised	-	-
Cancelled or expired	(1,750,000)	(0.50)
Warrants outstanding at March 31, 2010	37,188,725	0.07
Granted	13,300,002	0.05
Exercised or converted to debt	(27,325,005)	(0.05)
Cancelled or expired	(2,047,500)	(0.50)
Warrants outstanding at September 30, 2010	21,116,222	$0.05

GLOBAL INVESTOR SERVICES, INC.
(FORMERLY THERETIREMENT SOLUTION.COM, INC.)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010

15. STOCK OPTIONS AND WARRANTS (Continued)

Warrants (Continued)

On March 31, 2010, warrants of 33,141,225 were issued in connection with the issuance of Convertible Promissory Notes. The warrants are exercisable for five years from the date of issuance at an exercise price of $0.05 per share. The warrants were valued using the Black Sholes option pricing method with the following assumptions: dividend yield $-0-, volatility of 149.90% to 154.99% and risk free rate of 2.24% to 2.55%. As described in Note 10 above, certain of these warrants contain certain reset provisions which require the Company to classify the market value of the warrants outside of equity.

On July 1, 2010, warrants of 13,300,002 were issued in connection with the issuance of Convertible Promissory Notes (see Note 8, Convertible Note #23 and #24). The warrants are exercisable for five years from the date of issuance at an exercise price of $0.05 per share. The warrants were valued using the Black Sholes option pricing method with the following assumptions: dividend yield $-0-, volatility of 167.45% and risk free rate of 1.80%.

During the six months ended September 30, 2010, the Company agreed to issue an aggregate of 11,158,337 shares of its common stock in exchange for warrants exercised at $0.025 per share. The Company issued 4,783,335 shares as of September 30, 2010, with the remaining 6,375,002 shares of commons stock issued immediately subsequent to September 30, 2010. These warrants had original exercise price of $0.05 per share, the Company recorded loss in connection with the induced exercise of warrants in the amount of $278,509.

On September 30, 2010, the Company issued convertible notes in exchange for the cancellation of 16,166,668 warrants exercisable at $0.05 per share (see Note 8, Convertible Note #17 and #26).

16.  FAIR VALUE MEASUREMENT

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

GLOBAL INVESTOR SERVICES, INC.
(FORMERLY THERETIREMENT SOLUTION.COM, INC.)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010

16.  FAIR VALUE MEASUREMENT (Continued)

Items recorded or measured at fair value on a recurring basis in the accompanying consolidated financial statements consisted of the warrant liability, reset and debt derivative liabilities. Convertible notes were determined at a net discount rate of 2% per annum for the terms of the notes:

	Quoted Prices in Active Markets for Identical Instruments Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Assets at fair Value
Liabilities:
Reset derivative liability	$-	$-	$(91,064)	$(91,064)
Warrant liability	-	-	(222,090)	(222,090)
Total	$-	$-	$(313,154)	$(313,154)

The following table provides a summary of changes in fair value of the Company’s Level 3 financial liabilities as of September 30, 2010:

	Warrant Liability	Reset Derivative	Debt Derivative
Balance, March 31, 2010	$625,137	$1,120,476	$-
Total (gains) losses
Initial fair value of debt derivative at note issuance	275,608	-	643,724
Mark-to-market at September 30, 2010:
- Warrants reset provision	257,528	-	-
- Reset provisions relating to debt	-	(360,093)	-
- Embedded debt derivative	-	-	688,216
Transfers out of Level 3 upon conversion and settlement of notes	(936,183)	(669,319)	(1,331,940)

Balance, September 30, 2010	$222,090	$91,064	$-

Net (loss) gain for the period included in earnings relating to the liabilities held at September 30, 2010	$(257,528)	$360,093	$(688,216)

17. SUBSEQUENT EVENTS

In October 2010, the Company issued an aggregate of 6,375,002 shares of its common stock in connection with the exercise of warrants. These shares were accounted for as shares to be issued at September 30, 2010.

In October 2010, the Company issued an aggregate of 40,896,141 shares of its common stock in settlement of convertible debt and accrued interest. These shares were accounted for as shares to be issued at September 30, 2010.

In October 2010, the Company issued an aggregate of 3,400,000 shares of its common stock for services rendered. These shares were accounted for as shares to be issued at September 30, 2010.

In October 2010, the Company also issued 427,000 shares of its Common Stock for services rendered.

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

The Company’s marketing strategy is designed to grow the business through the delivery of superior education and investor services at the lowest possible cost. These goals will be achieved through on-line customer acquisition, product sales and customer service, and on-line education and services delivery.

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

Results of Operations

Three months ended September 30, 2010 compared to three months ended September 30, 2009:

Revenues:

	Three Months Ended		Three Months Ended
	September 30, 2010		September 30, 2009		Variance

Subscription revenues	$423,524	100%	$233,850	80%	$189,674	81%
Training revenues	-	-%	57,376	20%	(57,376)	(100)%
Services and other	-	-	-	-	-	-%
Total	$423,524	100%	$291,226	100%	$132,298	45%

Revenue for the three months ended September 30, 2010 was $423,524 which represented a $132,298 increase from revenue of $291,226 for the three months ended September 30, 2009.  The increase in revenue was due to the initiation of significant online marketing campaigns that began in April 2010 and continued through the quarter.

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

Having completed the conversion to full online capability, the Company began funding increased marketing expense to execute our online customer campaigns in April 2010 and we continue to see positive consumer response through September 2010. The campaigns are continuing along with new online webinar initiatives and we look forward to building on what we believe is a robust online business system.

Operating Costs and Expenses:

A summary of significant operating costs and expenses for the three months ended September 30, 2010 and the three months ended September 30, 2009 follows:

	Three Months		Three Months
	Ended		Ended
	September 30, 2010		September 30, 2009		Variance

Costs of sales and services	$170,049	10%	$196,157	8%	$(26,108)	(13.0)%
Selling, general and administrative	1,380,339	77%	1,974,487	82%	(594,148)	(30.1)%
Depreciation and amortization	233,973	13%	234,535	10%	(562)	(-)%
Total	$1,784,361	100%	$2,405,179	100%	$(620,818)	(25.8)%

Cost of sales and services for the three month period ended September 30, 2010 was $170,049 as compared to $196,157 for the same period last year.  The primary reason for this decrease was the transition to our online business model.

Our selling, general and administrative expenses for the three month period ended September 30, 2010 was $1,380,339 as compared to $1,974,487 for the three months ended September 30, 2009.  The primary reason for this decrease is a result of reduced operating costs of the online business model.

Other:

A summary of significant other income (expenses) for the three months ended September 30, 2010 and the three months ended September 30, 2009 follows:

	Three Months		Three Months
	Ended		Ended
	September 30, 2010		September 30, 2009		Variance

Gain (loss) on change in fair value of warrant and derivatives	$959,028	66%	$(1,912,030)	87%	$2,871,058	150%
Loss on settlement of debt and warrants	(457,500)	(32)%	-	-%	(457,500)	(100)%
Interest and other, net	(1,962,839)	(134)%	(288,947)	13%	(1,673,892)	(579)%
Total	$(1,461,311)	100%	$(2,200,977)	100%	$739,666	34%

During the third quarter of 2009, we issued convertible promissory notes and related warrants that contain certain reset provisions and during the three month period ended September 30, 2010, we issued a convertible promissory note with an embedded derivative, all requiring us to fair value both the warrants and the derivatives each reporting period and mark to market as a non cash adjustment to our current period operations.  This resulted in a gain to our current period operations of $959,028 as compared to a net loss of $1,912,030 for same period last year.

During the three months ended September 30, 2010, the Company entered into agreements with certain of its convertible noteholders to induce conversion of notes and exercise of the related warrants.  Total loss in connection with the induced conversion or debt and warrants settlement amounted to $457,500 for the three months ended September 30, 2010.

Our net interest and other charges increased from $288,947 to $1,962,839 primarily due to write offs of unamortized debt discounts upon the induced conversion of convertible notes incurred in the three months ended September 30, 2010.

Six months ended September 30, 2010 compared to six months ended September 30, 2009:

Revenues:

	Six Months Ended		Six Months Ended
	September 30, 2010		September 30, 2009		Variance

Subscription revenues	$756,418	100%	$467,851	83%	$288,567	62%
Training revenues	712	-%	98,957	17%	(98,245)	(100)%
Total	$757,130	100%	$566,808	100%	$190,322	34%

Revenue for the six months ended September 30, 2010 was $757,130 which represented a $190,322 increase from revenue of $566,808 for the six months ended September 30, 2009.  The increase in revenue was due to the initiation of significant online marketing campaigns that began in April 2010 and continued through the quarter.

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

Having completed the conversion to full online capability, the Company began funding increased marketing expense to execute our online customer campaigns in April 2010 and we continue to see positive consumer response through September 2010. The campaigns are continuing along with new online webinar initiatives and we look forward to building on what we believe is a robust online business system.

Operating Costs and Expenses:

A summary of significant operating expenses for the six months ended September 30, 2010 and the six months ended September 30, 2009 follows:

	Six Months		Six Months
	Ended		Ended
	September 30, 2010		September 30, 2009		Variance

Costs of sales and services	$347,814	10%	$454,086	12%	$(106,272)	(23.4)%
Selling, general and administrative	2,704,490	77%	3,024,631	77%	(320,141)	(10.6)%
Depreciation and amortization	468,084	13%	469,070	11%	(986)	(-)%
Total	$3,520,388	100%	$3,947,787	100%	$(427,399)	(10.8)%

Cost of sales and services for the six month period ended September 30, 2010 was $347,814 as compared to $454,086 for the same period last year.  The primary reason for this decrease was the transition to our online business model.

Our selling, general and administrative expenses for the six month period ended September 30, 2010 was $2,704,490 as compared to $3,024,631 for the six months ended September 30, 2009.  The primary reason for this decrease is a result of reduced operating costs of the online business model.

Other:

A summary of significant other income (expenses) for the six months ended September 30, 2010 and the six months ended September 30, 2009 follows:

	Six Months		Six Months
	Ended		Ended
	September 30, 2010		September 30, 2009		Variance

Loss on change in fair value of warrant and derivatives	$(585,651)	(14)%	$(1,912,030)	(78)%	$1,326,379	69%
Loss on settlement of debt and warrants	(457,500)	(11)%	-	-%	(457,500)	(100)%
Interest and other, net	(3,057,898)	(75)%	(525,113)	(22)%	(2,532,785)	(482)%
Total	$(4,101,049)	100%	$(2,437,143)	100%	$(1,663,906)	68%

During the third quarter of 2009, we issued convertible promissory notes and related warrants that contain certain reset provisions and during the six month period ended September 30, 2010, we issued a convertible promissory note with an embedded derivative, all requiring us to fair value both the warrants and the derivatives each reporting period and mark to market as a non cash adjustment to our current period operations.  This resulted in a loss to our current period operations of $585,651 as compared to a net loss of $1,912,030 for same period last year.

During the three months ended September 30, 2010, the Company entered into agreements with certain of its convertible noteholders to induce conversion of notes and exercise of the related warrants.  Total loss in connection with the induced conversion or debt and warrants settlement amounted to $457,500 for the three months ended September 30, 2010.

Our net interest and other increased from $525,113 to $3,057,898 primarily due to write offs of unamortized debt discounts upon the induced conversion of convertible notes incurred in the six months ended September 30, 2010.

Liquidity and Capital Resources

As of September 30, 2010, the Company had a working capital deficit (total current liabilities in excess of total current assets) of $3,266,560. The Company generated a deficit in cash flow from operating activities of $1,016,028 for the six month period September 30, 2010. This deficit is primarily attributable to the Company's net loss from operations of $6,864,307 and is partially offset by following:

•	a charge for the value of options issued for services of $64,714,
•	amortization and write-off of debt discount relating to convertible notes payable $2,774,894,
•	stock issued and subscribed for services and interest of $1,240,071,
•	amortization and depreciation expense of $468,084,
•	change in fair value of warrant and derivative liabilities of $585,651,
•	Loss on settlement of debt and warrants of $457,500 and
•	changes in the balances of operating assets and liabilities.

Deferred costs and other current assets decreased by $1,091. Accounts payable and accrued liabilities increased by $66,179, and deferred revenue increased by $475.

The Company did not generate any cash flow from investing activities for the six months ended September 30, 2010.

The Company’s generated a cash flow from financing activities for the six month period ended September 30, 2010 through proceeds from borrowing on convertible promissory notes of $82,500, proceeds from warrant exercise of $41,332, marketing advances from related party of $602,759, and other related party advances and convertible notes of $262,800.

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

Going Concern Matters

The Company’s consolidated financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred significant losses which have resulted in an accumulated deficit of $63,648,379 at September 30, 2010 which raises substantial doubt about the Company’s ability to continue as a going concern.

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

During the six months ended September 30, 2009, the Company granted an aggregate of 8,500,000 options to purchase the Company's common stock with exercise prices from $0.05 to $0.06.  The Company has not granted employee options during the six months ended September 30, 2010.

$64,716 and $487,715 was charged to current period operations, respectively, for vesting options previously granted.

Segment Information

The information disclosed herein materially represents all of the financial information related to the Company’s principal operating segment.

Derivative Instruments and Fair Value of Financial Instruments

We have evaluated the application of Accounting Standards Codification 815-40, Derivatives and Hedging, Contracts in Entity’s Own Equity (“ASC 815-40”) to certain freestanding warrants and convertible promissory notes that contain exercise price adjustment features known as reset provisions.  Based on the guidance in ASC 815-40, we have concluded these instruments are required to be accounted for as derivatives effective upon issuance.

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

Recent Accounting Pronouncements

In April 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-17 (ASU 2010-17), Revenue Recognition-Milestone Method (Topic 605): Milestone Method of Revenue Recognition. The amendments in this Update are effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010. Early adoption is permitted. If a vendor elects early adoption and the period of adoption is not the beginning of the entity’s fiscal year, the entity should apply the amendments retrospectively from the beginning of the year of adoption. The adoption of the provisions of ASU 2010-17 did not have a material effect on the financial position, results of operations or cash flows of the Company.

In February 2010, the FASB issued Accounting Standards Update 2010-09 (ASU 2010-09), "Subsequent Events (Topic 855)."  The amendments remove the requirements for an SEC filer to disclose a date, in both issued and revised financial statements, through which subsequent events have been reviewed.  Revised financial statements include financial statements revised as a result of either correction of an error or retrospective application of U.S. GAAP.  ASU 2010-09 is effective for interim or annual financial periods ending after June 15, 2010.  The adoption of the provisions of ASU 2010-09 did not have a material effect on the financial position, results of operations or cash flows of the Company

There were various other updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

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

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act.  Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States.  We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation and because of the Company’s limited resources, management concluded that our disclosure controls and procedures were ineffective as of September 30, 2010.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 under the Exchange Act that occurred during the quarter ended September 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business.  However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. As of March 31, 2010 the Company was engaged in one legal matter: On July 16, 2009, a petition for judgment was filed with the Civil Court of the City of New York naming the Company as a defendant relating to property leased by the Company from the defendant for recovery of past due rent payments, interest and legal costs.  As of December 31, 2009, the Company has accrued their obligation under the lease. On March 30, 2010, the Company settled for $156,720.  In additional the Company may be obligated to additional monies due on the primary lease of $67,600.   As of September 30, 2010, the Company has accrued their obligations under the lease and is negotiating a payment plan.

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

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In July 2010, the Company issued 3,846,154 shares of its common stock in settlement of a $250,000 convertible note.

In August 2010, the Company issued an aggregate of 5,000,000 shares of its common stock for services at $258,000.

In September 2010, the Company issued an aggregate of 3,133,334 shares of common stock and accounted for 3,400,000 shares of common stock to be issued in exchange for an aggregate of $279,600 of services rendered.

In September 2010, the Company issued an aggregate of 34,127,927 shares of common stock and accounted for 40,896,141 shares of common stock to be issued in exchange for settlement of $3,091,966 in convertible notes and accrued interest.

In September 2010, the Company issued an aggregate of 4,783,335 shares of common stock and accounted for 6,375,002 shares of common stock to be issued in exchange for exercise of warrants.  The Company received proceeds of $41,333 and recorded warrant subscription receivable of $236,458.

In September 2010, the Company deposited 120,000,000 shares of common stock into an escrow account in connection with a Sales Agency Agreement (the “Sales Agreement”) with The Cougar Group. None of the shares have been released from the escrow as of September 30, 2010, therefore the shares were not deemed outstanding and are excluded from the calculation of loss per shares.

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

ITEM 4 – RESERVED

NONE

ITEM 5 – OTHER INFORMATION

On June 2, 2010, the Company executed a Convertible Promissory Note with Asher Enterprises, Inc. (“Asher”) in the amount of $50,000 dated June 2, 2010 (the “June Note”) along with a Securities Purchase Agreement dated as of June 2, 2010 (the “June Agreement”), the funding of which occurred on June 15, 2010.  On July 16, 2010, the Company executed a Convertible Promissory Note with Asher in the amount of $35,000 (“the “July Note”) along with a Securities Purchase Agreement (the “July Agreement”), the funding of which occurred on July 28, 2010.  The June Note has a maturity date of March 4, 2011 and the July Note has a maturity date of April 20, 2011.  Neither the June Note nor the July Note (collectively, the “Notes”) permit the Company to prepay the Notes in whole or in part.  On October 20, 2010, the Company and Asher entered into an agreement (the “October Agreement”) whereby Asher granted the Company the right to prepay the Notes.

Prepayment of the June Note

Under the terms of the October Agreement, in consideration for Asher permitting the Company to prepay the June Note, the Company agreed to prepay 150% of the principal amount of the June Note together with the accrued and unpaid interest on the initial principal amount as follows:

•	The sum of $38,837 simultaneously with the execution of the October Agreement.

•	The sum of $18,997 to be paid on or before November 15, 2010.

•	The sum of $18,873 to be paid on or before December 15, 2010.

Prepayment of the July Note

Under the terms of the October Agreement, in consideration for Asher permitting the Company to prepay the July Note, the Company agreed to prepay 150% of the principal amount of the July Note together with the accrued and unpaid interest on the initial principal amount as follows:

•	The sum of $26,856 simultaneously with the execution of the October Agreement.

•	The sum of $13,298 to be paid on or before November 15, 2010.

•	The sum of $13,211 to be paid on or before December 15, 2010

ITEM 6 – EXHIBITS

Number	Description

4.1	Form of Exchange Agreement, dated September 30, 2010 (1)

4.2	Exchange Agreement by and between Global Investor Services, Inc. and Allied Global Ventures LLC, dated September 30, 2010 (2)

10.1	Agreement by and between Asher Enterprises, Inc. and Global Investor Services, Inc., dated October 20, 2010 (2)

10.2	Sales Agency Agreement between The Cougar Group and Global Investor Services, Inc (3)

10.3	Form of 4% Promissory Note – Tier One Countries(3)

10.4	Form of 4% Promissory Note – Tier Two Countries(3)

10.5	Voting Agreement between The Cougar Group and Global Investor Services, Inc. (3)

10.6	Escrow Agreement between The Cougar Group, Global Investor Services, Inc. and the Law Offices of Stephen M. Fleming PLLC(3)

10.7	Agreement entered between Global Investor Services, Inc. and Wealth Engineering LLC(3)

10.8	Marketing Fund Agreement between ITT and Wealth, dated July 27, 2010(4)

31.1	Certification of Principal Executive Officer pursuant to 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on October 12, 2010
(2)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on October 25, 2010
(3)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on September 23, 2010
(4)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on August 5, 2010

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLOBAL INVESTOR SERVICES, INC.

Dated: November 22, 2010	By:	/s/ Nicholas S. Maturo
Nicholas S. Maturo
Chief Executive Officer
(Principal Executive Officer)

Date: November 22, 2010	By:	/s/ William Kosoff
William Kosoff
Chief Financial Officer
(Principal Financial Officer and Accounting Officer)