Form 10-Q
period 2010-12-31
Global Investor Services, Inc.
filed 2011-02-22
CIK 862651

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
 (Mark One)

☒          QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2010

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

As of February 22, 2011, there were 515,395,655  shares of common stock (excluding 120,000,000 shares issued and held in Escrow per The Cougar Group, Asian Sales Agency Agreement), par value $.001 per share, outstanding.

GLOBAL INVESTOR SERVICES, INC.
(FORMERLY THERETIREMENTSOLUTION.COM, INC.)
FORM 10-Q
QUARTERLY PERIOD ENDED SEPTEMBER 30, 2010
TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS
GLOBAL INVESTOR SERVICES, INC.
(FORMERLY THERETIREMENTSOLUTION.COM, INC.)
CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31,	March 31,
	2010	2010
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$96,401	$48,828
Deferred costs	53,610	14,880
Employee advances	6,400	6,400
Prepaid expenses	523,518	238,198
Other current assets	1,044	1,233
Total current assets	680,973	309,539

Property, plant and equipment, net of accumulated depreciation of $2,289, 250 and $1,711,954 as of December 31, 2010 and March 31, 2010, respectively	658,529	1,235,825

Other assets:
Deposits	21,600	21,600
Customers list, net of accumulated amortization of $492,806 and $367,869 as of December 31, 2010 and March 31, 2010, respectively	6,941	131,878

Total assets	$1,368,043	$1,698,842

LIABILITIES AND DEFICIENCY IN STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$1,659,038	$1,818,855
Deferred revenue	444,048	79,633
Marketing advances	796,960	-
Due to related party	30,764	31,264
Convertible notes payable, current portion	779,249	221,970
Notes payable, current portion	208,012	200,000
Total current liabilities	3,918,071	2,351,722

Long term debt:
Warrant derivative liability	267,267	625,137
Convertible debt derivative liability	109,134	1,120,476
Notes payable, long term portion	120,000	-
Convertible notes payable, long term portion	1,138,530	2,564,439
Convertible notes payable, long term portion-related party	1,000,000	1,000,688
Total long term debt	2,634,931	5,310,740

Total liabilities	6,553,002	7,662,462

DEFICIENCY IN STOCKHOLDERS' EQUITY
Common stock, par value $0.001; 700,000,000 shares authorized; 634,295,655 and 347,967,310 issued and 514,295,655 and 347,967,310 outstanding as of December 31, 2010 and March 31, 2010, respectively	514,296	347,967
Additional paid in capital	58,347,287	46,472,485
Warrant subscription receivable	(82,917)	-
Subscription received	-	500,000
Common shares to be issued	1,500,000	3,500,000
Accumulated deficit	(65,463,625)	(56,784,072)
Total (deficiency in) stockholders' equity	(5,184,959)	(5,963,620)

Total liabilities and (deficiency in) stockholders' equity	$1,368,043	$1,698,842

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

GLOBAL INVESTOR SERVICES, INC.
(FORMERLY THERETIREMENTSOLUTION.COM, INC.)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three months ended December 31,		Nine months ended December 31,
	2010	2009	2010	2009
Revenue, net:
Subscription revenue	$471,531	$266,858	$1,227,949	$734,709
Training revenue	-	34,290	712	133,247
Total revenue	471,531	301,148	1,228,661	867,956

Operating costs:
Cost of sales and service	140,814	241,408	488,628	695,494
Selling, general and administrative	1,633,368	663,719	4,338,031	3,688,350
Depreciation and amortization	234,322	234,486	702,233	703,556
Total operating expenses	2,008,504	1,139,613	5,528,892	5,087,400

Net loss from operations	(1,536,973)	(838,465)	(4,300,231)	(4,219,444)

Other income (expense):
Gain (loss) on change in fair value of derivative liabilities	(63,247)	1,376,172	(648,898)	(535,858)
Loss on settlement of debt and warrants	(29,509)	-	(487,009)	-
Interest, net	(185,274)	(273,302)	(3,243,226)	(798,505)
Other	(243)	34,711	(189)	34,801

Net (loss) income before provision for income taxes	(1,815,246)	299,116	(8,679,553)	(5,519,006)

Income taxes (benefit)	-	-	-	-

NET (LOSS) INCOME	$(1,815,246)	$299,116	$(8,679,553)	$(5,519,006)
(Loss) income per common share:
Basic	$(0.00)	$0.00	$(0.02)	$(0.02)
Diluted	$(0.00)	$0.00	$(0.02)	$(0.02)
Weighted average number of common shares used in (loss) income per share calculation:
Basic	494,151,274	339,786,483	413,337,032	325,142,199
Diluted	494,151,274	413,199,304	413,337,032	325,142,199

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

GLOBAL INVESTOR SERVICES, INC.
(FORMERLY THERETIREMENTSOLUTION.COM, INC.)
CONDENSED CONSOLIDATED STATEMENT OF (DEFICIENCY IN) STOCKHOLDERS' EQUITY
FROM APRIL 1, 2010 THROUGH DECEMBER 31, 2010
(unaudited)

				Additional	Common shares		Warrant
	Stock	Common stock		Paid in	To be issued		Subscription	Accumulated
	Subscription	Shares	Amount	Capital	Shares	Amount	Receivable	Deficit	Total
Balance, April 1, 2010	$500,000	347,967,310	$347,967	$46,472,485	14,000,000	$3,500,000	$-	$(56,784,072)	$(5,963,620)
Common stock issued in April 2010 in exchange for convertible debt	-	1,000,000	1,000	29,000	-	-	-	-	30,000
Common stock issued in June 2010 in exchange for convertible debt and related accrued interest	-	27,526,745	27,527	853,525	-	-	-	-	881,052
Common stock issued in June 2010 connection acquisition of ITT and Razor	-	8,000,000	8,000	1,992,000	(8,000,000)	(2,000,000)	-	-	-
Common stock issued in June 2010 in exchange for services rendered	-	2,000,000	2,000	155,500	-	-	-	-	157,500
Common stock issued in June 2010 for deferred compensation	-	2,050,000	2,050	49,450	-	-	-	-	51,500
Common stock issued July 2010 in exchange for convertible debt	-	3,846,154	3,846	246,154	-	-	-	-	250,000
Common stock issued in August 2010 in exchange for services rendered	-	5,000,000	5,000	253,000	-	-	-	-	258,000
Common stock issued in September 2010 in exchange for services rendered	-	3,133,334	3,133	123,467	3,400,000	153,000	-	-	279,600
Common stock issued in September 2010 in exchange for convertible debt and related accrued interest	-	34,127,927	34,128	886,581	40,896,141	2,171,257	-	-	3,091,966
Common stock issued in September 2010 in connection with warrant exercise	-	4,783,335	4,783	237,717	6,375,002	318,750	(236,458)	-	324,793
Stock subscription converted to convertible debt	(500,000)	-	-	-	-	-	-	-	(500,000)
Beneficial conversion feature on convertible debt	-	-	-	913,334	-	-	-	-	913,334
Initial fair value of reset warrants previously classified outside equity	-	-	-	513,188	-	-	-	-	513,188
Initial fair value of beneficial conversion features previously classified outside equity	-	-	-	1,262,046	-	-	-	-	1,262,046
Fair value of options issued to employees	-	-	-	134,761	-	-	-	-	134,761
Subtotal	$-	439,434,805	$439,435	$54,122,208	56,671,143	$4,143,007	$(236,458)	$(56,784,072)	$1,684,120
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

GLOBAL INVESTOR SERVICES, INC.
(FORMERLY THERETIREMENTSOLUTION.COM, INC.)
CONDENSED CONSOLIDATED STATEMENT OF (DEFICIENCY IN) STOCKHOLDERS' EQUITY
FROM APRIL 1, 2010 THROUGH DECEMBER 31, 2010
(unaudited)

				Additional	Common shares		Warrant
	Stock	Common stock		Paid in	To be issued		Subscription	Accumulated
	Subscription	Shares	Amount	Capital	Shares	Amount	Receivable	Deficit	Total
Subtotal	$-	439,434,805	$439,435	$54,122,208	56,671,143	$4,143,007	$(236,458)	$(56,784,072)	$1,684,120
Proceeds received from warrant exercises	-	-	-	-	-	-	153,541	-	153,541
Common stock issued in settlement of subscription	-	50,671,143	50,671	2,592,336	(50,671,143)	(2,643,007)	-	-	-
Common stock issued in October 2010 in exchange for services rendered and prepaid service fees	-	427,000	427	29,463	-	-	-	-	29,890
Common stock issued in November 2010 in exchange for services rendered	-	7,800,000	7,800	421,200	-	-	-	-	429,000
Common stock issued in December 2010 in exchange for services rendered and prepaid service fees	-	13,499,360	13,499	660,251	-	-	-	-	673,750
Common stock issued in December 2010 in exchange for convertible debt and related accrued interest	-	2,096,680	2,097	120,446	-	-	-	-	122,543
Common stock issued in December 2010 in connection with warrant exercise		366,667	367	14,633	-	-	-	-	15,000
Contributed capital by shareholders from forgiveness of notes payable	-	-	-	386,750	-	-	-	-	386,750
Net loss								(8,679,553)	(8,679,553)
Balance, December 31, 2010	$-	514,295,655	$514,296	$58,347,287	6,000,000	$1,500,000	$(82,917)	$(65,463,625)	$(5,184,959)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

GLOBAL INVESTOR SERVICES, INC.
(FORMERLY THERETIREMENTSOLUTION.COM, INC.)
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(unaudited)

	Nine Months ended December 31,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(8,679,553)	$(5,519,006)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	702,233	703,556
Common stock issued for services rendered	1,135,600	698,050
Common stock issued in settlement of interest expense	548,671	-
Amortization of debt discount relating to convertible notes payable	2,859,202	277,806
Vested options issued for services rendered	134,761	694,815
Change in fair value of derivative liabilities	648,898	535,859
Change in fair value of re priced employee vested options	-	9,381
Amortization of financing costs	-	67,962
Accretion of interest related to marketing advances	90,000	-
Loss on settlement of debt and warrants	487,009	-
Amortization of deferred compensation	457,320	691,429
(Increase) decrease in:
Deferred costs	(38,730)	(58)
Employee advances	-	150
Other assets	189	14,509
Increase (decrease) in:
Accounts payable and accrued liabilities	197,378	893,075
Deferred revenue	364,415	(8,818)
Net cash used in operating activities:	(1,092,607)	(941,290)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash provided by (used in) investing activities:	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Marketing advances, net of repayments	706,960	-
Proceeds from exercise of warrants	210,208	-
Proceeds from issuance of convertible debt, net	342,500	1,055,970
Repayments of notes payable	(118,988)	-
Proceeds (repayments) of related party advances, net	(500)	(99,937)
Net cash provided by financing activities	1,140,180	956,033

Net increase in cash and cash equivalents	47,573	14,743
Cash and cash equivalents-beginning of period	48,828	75,259
Cash and cash equivalents-end of period	$96,401	$90,002

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$-	$-
Income taxes	$-	$-
Non cash financing activities:
Contributed capital by shareholders from forgiveness of notes payable	$386,750	$-
Common stock issued in exchange for notes payable and accrued interest	$4,375,561	$370,776
Beneficial conversion feature attributable to convertible debentures	$913,334	$277,806
Common stock issued for in settlement of outstanding payables	$357,195	$181,643
Notes payable issued in exchange for warrants	$120,000	$-
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

GLOBAL INVESTOR SERVICES, INC.
(FORMERLY THERETIREMENT SOLUTION.COM, INC.)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. However, the results from operations for the nine months ended December 31, 2010, are not necessarily indicative of the results that may be expected for the year ending March 31, 2011. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated March 31, 2010 financial statements and footnotes thereto included in the Company's Form 10-K filed with the SEC.

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
DECEMBER 31, 2010

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
DECEMBER 31, 2010

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Reclassification

Certain reclassifications have been made in prior year’s financial statements to conform to classifications used in the current year.

Fair value of financial instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2010 and 2009. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash and accounts payable. Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

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

Stock-based compensation expense in connection with options granted to employees and directors for the nine months ended December 31, 2010 and 2009 was $134,761 and $694,815, respectively.

Net Loss per Share

The Company has adopted Accounting Standards Codification subtopic 260-10, Earnings Per Share (“ASC 260-10”) specifying the computation, presentation and disclosure requirements of earnings per share information. Basic loss per share has been calculated based upon the weighted average number of common shares outstanding. The Company excluded 85,393,113 and 73,412,821 shares of common stock equivalents, that would be resulted from conversion of convertible debt, or exercise of stock options and warrants, from the diluted loss per share because their effect is anti-dilutive on the computation for the nine months ended December 31, 2010 and 2009, respectively.

GLOBAL INVESTOR SERVICES, INC.
(FORMERLY THERETIREMENT SOLUTION.COM, INC.)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010

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

Recent accounting pronouncements

In December 2010, ASU Update No. 2010-28, Intangibles—Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts (a consensus of the FASB Emerging Issues Task Force), addresses questions about entities that have reporting units with zero or negative carrying amounts. The amendments in this Update modify Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that impairment may exist. The qualitative factors are consistent with the existing guidance and examples in paragraph 350-20-35-30, which requires that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The amendments in this Update modify Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. As a result, current GAAP will be improved by eliminating an entity’s ability to assert that a reporting unit is not required to perform Step 2 because the carrying amount of the reporting unit is zero or negative despite the existence of qualitative factors that indicate the goodwill is more likely than not impaired. As a result, goodwill impairments may be reported sooner than under current practice. ASU Update no. 2010-28 is effective for fiscal years, and interim periods within those years, beginning after Dec. 15, 2010. Early adoption is not permitted. The Company does not expect the adoption of ASU 2010-28 will have a material effect on its unaudited condensed consolidated financial statements.

In July 2010, the FASB issued Accounting Standards Update 2010-20 which amend “Receivables” (Topic 310). ASU 2010-20 is intended to provide additional information to assist financial statement users in assessing an entity’s risk exposures and evaluating the adequacy of its allowance for credit losses. The disclosures as of the end of a reporting period are effective for interim and annual reporting periods ending on or after December 15, 2010. The disclosures about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010. The amendments in ASU 2010-20 encourage, but do not require, comparative disclosures for earlier reporting periods that ended before initial adoption. However, an entity should provide comparative disclosures for those reporting periods ending after initial adoption. The Company does not expect the adoption of ASU 2010-20 will have a significant impact on its unaudited condensed consolidated financial statements .

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

GLOBAL INVESTOR SERVICES, INC.
(FORMERLY THERETIREMENT SOLUTION.COM, INC.)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010

2. GOING CONCERN MATTERS

The Company’s unaudited condensed consolidated financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred significant recurring losses which have resulted in an accumulated deficit of $65,463,625 at December 31, 2010 which raises substantial doubt about the Company’s ability to continue as a going concern.

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

3.  PREPAID EXPENSES

From time to time, the Company issues shares of its common stock for services to be preformed.  The fair value of the common stock is determined at the date of the contract for services and is amortized ratably over the term of the contract.  As of December 31, 2010 and March 31, 2010, prepaid expenses were $523,518 and $238,198, respectively.  During the nine months ended December 31, 2010, the Company charged an aggregate of $457,319 to current period operations.

4. PROPERTY AND EQUIPMENT

The Company’s property and equipment at December 31, 2010 and March 31, 2010:

	December 31, 2010 (unaudited)	March 31, 2010
Software	$2,920,000	$2,920,000
Computer equipment	4,211	4,211
Office equipment	23,568	23,568
	2,947,779	2,947,779
Less accumulated depreciation	(2,289,250)	(1,711,954)
	$658,529	$1,235,825

Depreciation expense charged to operations amounted to $192,503 and $577,469, respectively, for the three and nine months ended December 31, 2010, and $192,841 and $578,619, respectively, for the three and nine months ended December 31, 2009.

5. CUSTOMERS LIST

The Company’s customers list at December 31, 2010 and March 31, 2010 consist of the following:

	December 31, 2010 (unaudited)	March 31, 2010
Customers list	$499,747	$499,747
Less accumulated amortization	(492,806)	(367,869)
	$6,941	$131,878

The Company recorded amortization expense of $41,646 and $124,937, respectively, for each of the three and nine months ended December 31, 2010,  and $41,646 and $124,937, respectively, for the three and nine months ended December 31, 2009.

6. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities consisted of the following at December 31, 2010 and March 31, 2010:

	December 31, 2010 (unaudited)	March 31, 2010
Accounts payable	$1,062,487	$989,471
Accrued consulting and commissions payable	63,507	24,500
Accrued interest payable	475,675	615,483
Accrued payroll taxes	11,936	11,477
Accrued salaries and wages	45,433	177,924
	$1,659,038	$1,818,855

GLOBAL INVESTOR SERVICES, INC.
(FORMERLY THERETIREMENT SOLUTION.COM, INC.)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010

7. MARKETING ADVANCES

On April 1, 2010, the Company entered into an agreement with Allied Global Ventures, LLC (“Allied”) whereby Allied invested $300,000 (the “Proceeds”) in three equal tranches, on April 1, 2010, May 1, 2010 and June 1, 2010. The Proceeds are to be used to market the Company’s products and services. The Company is required to utilize 15% of all future revenue in repaying the proceeds borrowed from Allied commencing July 2010. Additionally, after repayment of the Proceeds, the Company will pay Allied an additional 100% on the Proceeds (the “Return”) payable based upon 5% of the Company’s monthly sales for this purpose.  Subsequent to the initial agreement, Allied increased the Proceeds to an aggregate of $450,000 under the same terms and conditions.

During the nine months ended December 31, 2010, the Company made repayment of $89,308.  Additionally, the Company accreted and charged to operations in the amount of $90,000 as due relating to the Return based on expected payback term.  The balance payable under the Allied marketing including the accumulated accretion was $450,693 at December 31, 2010.

On July 27, 2010, ITT entered into a Marketing Fund Agreement (the “Wealth Agreement”) with Wealth Engineering LLC (“Wealth”) whereby Wealth agreed to invest $100,000 in ITT on a monthly basis. In return for Wealth’s monthly investment, ITT agreed to repay Wealth from the future gross sales revenue derived from ITT’s marketing campaigns in an amount of fifty percent (50%) of the first month’s gross sales and twenty-five percent (25%) of the second and each successive month’s gross sales revenue related to those sales that originated in that particular month and throughout the subscription period. The terms of the Agreement, as agreed to by ITT and Wealth, shall only apply to each month that Wealth funds, in whole or in part, ITT’s media campaign. Moreover, the Agreement is terminable by either ITT or Wealth at any time.  As of December 31, 2010, Wealth funded an aggregate of $480,000 under this agreement.

During the nine months ended December 31, 2010, the Company made repayment of $133,733, and the balance payable under the Wealth Agreement was $346,267 at December 31, 2010.

8. NOTES PAYABLE

A summary of notes payable at December 31, 2010 and March 31, 2010 are as follows:

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

In connection with the issuance of the promissory note payable, the Company issued warrants to purchase its common stock at $0.01 per share for five years. The fair value of the warrants of $101,183 was fully amortized as of December 31, 2010. During the nine months ended December 31, 2010 and 2009, the Company had charged to current period operations $-0- and $5,910 as amortization of financing costs. The fair value of the warrants were determined using the Black Scholes Option Pricing Model based on the following assumptions: Dividend yield: -0-%; Volatility: 138.87%; Risk free rate: 1.48%; Term: 5 years.

On September 30, 2010, the Company issued a note payable for $127,000 exchanged previously issued convertible notes (see Note 8, Convertible Note #22 and #25) in an aggregate total of $85,000 recording a loss on settlement of debt of $42,000.  The promissory note is payable at 18% per annum and is due in monthly payments through December 2010.  As of December 31, 2010, The Company paid $118,988 with a balance in default as of December 31, 2010 of $8,012.

On September 30, 2010, the Company issued an aggregate of $120,000 promissory notes due five years from issuance at 8% per annum payable at maturity in exchange for the cancellation of 3,000,002 previously issued warrants.  The fair value of the exchanged warrants, approximately equaled the fair value of the issued notes at the date of the exchange.

At December 31, 2010 and March 31, 2010, balances consist of the following:

GLOBAL INVESTOR SERVICES, INC.
(FORMERLY THERETIREMENT SOLUTION.COM, INC.)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010

	December 31, 2010 (unaudited)	March 31, 2010
Note payable to related party	$200,000	$200,000
Note payable, due December 2010	8,012	-
Notes payable, due September 2015	120,000	-
Total	328,012	200,000
Less: Notes payable, current portion	(208,012)	-
Notes payable, long term portion	$120,000	$-

9. CONVERTIBLE NOTES

During the nine months ended September 30, 2010, the Company entered into agreements with certain of its convertible noteholders to induce conversion of notes and exercise of the related warrants.  The offer to the note and warrant holders was based on the nature of the class of securities held by each group. The groups consisted of noteholders from the bridge financing done in 2007, the private placements conducted in 2008, and the note and warrant holders from the latest private placements conducted throughout 2009 through the present period. In general, noteholders who held notes without detachable warrants were offered a bonus of 10% added to their principal plus accrued interest earned to be converted at 50% of their original, stated conversion rate.  Noteholders with Warrants attached were offered a conversion of their notes at the stated rate plus interest with no additional incentive to convert. Secondly they were offered the right to exercise their warrants at a 50% discount with payment in cash, or the conversion of their warrants through redemption by the Company in exchange for a new non convertible promissory note based on the number of warrants owned by each.  All of the note and warrant holders also had the option to keep their current position with their notes and warrants unchanged.

During the nine months ended December 31, 2010, the Company issued an aggregate of 109,493,647 shares of common stock, valued at $4,375,561, in exchange for convertible notes and accrued unpaid interest.  Total loss in connection with the induced conversion or debt and warrants settlement amounted to $487,009 for the nine months ended December 31, 2010.

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

GLOBAL INVESTOR SERVICES, INC.
(FORMERLY THERETIREMENT SOLUTION.COM, INC.)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010

9. CONVERTIBLE NOTES (continued)

$25,000 of the Convertible Note was converted to common stock and during the year ended March 31, 2010, the Company paid $3,030 as principal payment leaving a remaining balance of $21,970.  During the nine months ended December 31, 2010, the remaining balance of $21,970 and all accrued unpaid interest was converted to 790,310 shares of common stock.

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

During the nine months ended December 31, 2010, the Company entered into an agreement with the noteholder to issue 783,333 shares of its common stock in settlement of the convertible note and accrued interest representing an effective conversion rate of $0.075 per share.  The Company recorded a loss on settlement of debt of $17,625 in the current period operations.

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

During the quarter ended June 30, 2010, the Company issued 400,000 shares of common stock in settlement of $20,000 of the convertible note.

During the quarter ended September 30, 2010, the Company entered into an agreement with the noteholder to issue 3,133,334 shares of its common stock in settlement of the $200,000 of convertible notes and accrued interest representing a effective conversion rate of $0.075 per share.  The Company recorded a loss on settlement of debt of $57,375 in this period.

During the quarter ended December 31, 2010, the Company entered into an agreement with the noteholder to issue 1,756,680 shares of its common stock in settlement with $80,000 of convertible notes and accrued interest representing an effective conversion rate of $0.05 per share.  The Company recorded a loss on settlement of debt of $21,959 in this period.

GLOBAL INVESTOR SERVICES, INC.
(FORMERLY THERETIREMENT SOLUTION.COM, INC.)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010

9. CONVERTIBLE NOTES (Continued)

For the nine months ended December 31, 2010 and 2009, the Company amortized and wrote off debt discount in the amount of $37,839 and $27,169, respectively, to current period operations as interest expense.

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

For the nine months ended December 31, 2010 and 2009, the Company amortized $9,881 to current period operations as interest expense.

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

During the nine months ended December 31, 2010, the Company entered into an agreement with the noteholder to issue 1,175,000 shares of its common stock in settlement of the of convertible note and accrued interest representing a effective conversion rate of $0.046 per share.  The Company recorded a loss on settlement of debt of $28,688 in the current period operations.

For the nine months ended December 31, 2010 and 2009, the Company amortized and wrote off $5,670 and $3,947 to current period operations as interest expense, respectively.

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
DECEMBER 31, 2010

9. CONVERTIBLE NOTES (Continued)

The total debt discount attributed to the beneficial conversion feature and common stock issued in the amount of $32,813 is charged operations ratably over the note term as interest expense.

For nine months ended December 31, 2010 and 2009, the Company amortized $11,857 and $11,858 to current period operations as interest expense, respectively.

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

For the nine months ended December 31, 2010 and 2009, the Company amortized $15,810 to current period operations as interest expense.

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

For the nine months ended December 31, 2010 and 2009, the Company amortized $3,953 to current period operations as interest expense.

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
DECEMBER 31, 2010

9. CONVERTIBLE NOTES (Continued)

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

During the nine months ended December 31, 2010, the Company entered into an agreement with the noteholder to issue 1,175,000 shares of its common stock in settlement of the of convertible note and accrued interest representing an effective conversion rate of $0.046 per share.  The Company recorded a loss on settlement of debt of $28,688 in the current period operations.

For the nine months ended December 31, 2010 and 2009, the Company amortized and wrote off $5,677 and $3,953 to current period operations as interest expense, respectively.

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

For the nine month period ended December 31, 2010, the Company amortized $1,976  to current period operations as interest expense.

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

During the nine months ended December 31, 2010, the Company issued 3,846,154 shares of its common stock in settlement of the convertible note.

For the nine months ended December 31, 2010 and 2009, the Company amortized and wrote off $51,207 and $46,171 to current period operations as interest expense, respectively.

GLOBAL INVESTOR SERVICES, INC.
(FORMERLY THERETIREMENT SOLUTION.COM, INC.)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010

9. CONVERTIBLE NOTES (Continued)

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

During the nine months ended December 31, 2010, the Company issued 675,000 shares of common stock in settlement of the convertible note and accrued interest.

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
DECEMBER 31, 2010

9. CONVERTIBLE NOTES (Continued)

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

During the nine months ended December 31, 2010, the Company entered into an agreement with the noteholders to issue an aggregate of 25,915,432 shares of its common stock in settlement of $712,000 of the convertible notes and accrued interest, and 3,000,000 of previously issued warrants. The Company also entered into a separate agreement to settle $240,000 of this note (see Note #16).

For the nine months ended December 31, 2010 and 2009, the Company amortized and wrote off $759,379 and $144,586, respectively, to current period operations as interest expense. After the conversion of the note during the nine-months ended December 31, 2010, the remaining face amount of this note is $77,000 and unamortized debt discount is $40,537.

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

GLOBAL INVESTOR SERVICES, INC.
(FORMERLY THERETIREMENT SOLUTION.COM, INC.)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010

9. CONVERTIBLE NOTES (Continued)

During the nine months ended December 31, 2010, the Company entered into an agreement with the noteholder to issue an aggregate of 1,026,400 shares of its common stock in settlement of the convertible note and accrued interest.

For the nine months ended December 31, 2010 and 2009, the Company amortized and wrote off $27,153 and $383, respectively, to current period operations as interest expense.

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

During the nine months ended December 31, 2010, the Company issued an aggregate of 25,149,101 shares of common stock in settlement the Convertible Promissory Notes.  The Company wrote off the remaining unamortized debt discount of $753,785 to current period operations as interest expense.

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
DECEMBER 31, 2010

9. CONVERTIBLE NOTES (Continued)

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

During the nine months ended December 31, 2010, the Company entered into an agreement with the noteholder to issue 6,110,236 shares of common stock in settlement of the Convertible Promissory Notes and accrued interest.

During the nine months ended December 31, 2010, the Company wrote off and amortized debt discount of $174,840 to current period operations as interest expense.

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

During the nine months ended December 31, 2010, the Company issued 1,000,000 shares of common stock in settlement of $30,000 in Convertible Promissory Notes, accrued unpaid interest, and other fees.

During the nine months ended December 31, 2010, the Company wrote off and amortized $8,627 to current period operations as interest expense.

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

GLOBAL INVESTOR SERVICES, INC.
(FORMERLY THERETIREMENT SOLUTION.COM, INC.)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010

9. CONVERTIBLE NOTES (Continued)

During the nine-month period ended December 31, 2010, the Company entered into an agreement in exchange for and cancellation of the above described note and a secondary note (Note #25 below).  The agreement requires the Company to issue a non-convertible promissory note in the amount of $127,000 (see Note 7) plus accrued interest payable in monthly installments through December 15, 2010.

During the nine months ended December 31, 2010, the Company amortized or wrote off $50,000 to current period operations as interest expense.

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

During the nine months ended December 31, 2010, the Company entered into an agreements with the noteholders to issue an aggregate of 9,162,234 shares of its common stock in settlement of the $260,000 of convertible notes and accrued interest.

For the nine months ended December 31, 2010, the Company amortized or wrote off $250,833 to current period operations as interest expense.

GLOBAL INVESTOR SERVICES, INC.
(FORMERLY THERETIREMENT SOLUTION.COM, INC.)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010

9. CONVERTIBLE NOTES (Continued)

Convertible Note # 24

On July 1, 2010, the Company issued a $550,000 Convertible Promissory Note that matures in June 30, 2013 in exchange for a previously received preferred stock subscription of $500,000. The note bears interest at a rate of 8% and will be convertible into the Company’s common stock at any time at the holder’s option, into common stock at the conversion rate of $.03 per share. Interest will also be converted into common stock at the conversion rate of $.03 per share.

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

For the nine months ended December 31, 2010, the Company amortized and wrote off $550,000 to current period operations as interest expense.

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
DECEMBER 31, 2010

9. CONVERTIBLE NOTES (Continued)

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

During the nine months ended December 31, 2010, the Company amortized or wrote off $35,000 to current period operations as interest expense.

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

During the nine months ended December 31, 2010, the Company amortized  $46,017 to current period operations as interest expense.

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

GLOBAL INVESTOR SERVICES, INC.
(FORMERLY THERETIREMENT SOLUTION.COM, INC.)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010

9. CONVERTIBLE NOTES (Continued)

During the quarter ended December 31, 2010, the officers and employees surrendered their notes to the Company and as such the outstanding liability was reclassified as contributed capital as of December 31, 2010.

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

At December 31, 2010 and March 31, 2010, convertible note balances consisted of the following:

	December 31, 2010 (unaudited)	March 31, 2010
Convertible note #1	$50,000	$50,000
Convertible note #2	50,000	50,000
Convertible note #3	100,000	100,000
Convertible note #4	-	21,970
Convertible note #5, net of unamortized debt discount of $0 and $11,841, respectively	-	38,159
Convertible note #6, net of unamortized debt discount of $1,725 and $39,617, respectively	48,275	310,383
Convertible note #7, net of unamortized debt discount of $4,312 and $14,193, respectively	120,688	110,807
Convertible note #8, net of unamortized debt discount of $0 and $5,670, respectively	-	44,330
Convertible note #9, net of unamortized debt discount of $5,174 and $17,032, respectively	144,826	132,968

GLOBAL INVESTOR SERVICES, INC.
(FORMERLY THERETIREMENT SOLUTION.COM, INC.)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010

9. CONVERTIBLE NOTES (Continued)

(Continued)	December 31, 2010 (unaudited)	March 31, 2010
Convertible note #10, net of unamortized debt discount of $6,899 and $22,709, respectively	193,101	177,291
Convertible note #11, net of unamortized debt discount of $1,778 and $5,677, respectively	48,222	44,323
Convertible note #12, net of unamortized debt discount of $0 and $5,677, respectively	-	44,323
Convertible note #13, net of unamortized debt discount of $862 and $2,839, respectively	24,138	22,161
Convertible note #14, net of unamortized debt discount of $0 and $66,486, respectively	-	183,514
Convertible note #15	-	60,000
Convertible note #16	-	1,000,000
Convertible Promissory Notes #17, net of unamortized debt discount of $40,537 and $799,916, respectively	36,463	229,084
Convertible Promissory Notes #18, net of unamortized debt discount of $0 and $27,153, respectively	-	2,847
Convertible Promissory Notes #19, related party, net of unamortized debt discount of $0 and $753,785, respectively	-	688
Convertible Promissory Notes #20, net of unamortized debt discount of $0 and $174,840, respectively	-	160
Convertible Promissory Note #21, net of unamortized debt discount of $9,369 and $17,996, respectively	142,716	164,089
Convertible Promissory Notes #23	-	-
Convertible Promissory Notes #26, net of unamortized debt discount of $867,317 and $0, respectively	959,350	-
Convertible Promissory Notes #27:
Convertible Promissory Notes, related party	-	-
Convertible promissory notes, related party, net of unamortized debt discount of $-0 and $-0-, respectively	1,000,000	1,000,000
Total	2,917,779	3,787,097
Less: convertible notes payable, current portion	(779,249)	(221,970)
Less: convertible notes payable, related party, current portion	-	-
Convertible notes payable, long term portion	1,138,530	2,564,439
Convertible notes payable, related party, long term portion	$1,000,000	$1,000,688

10. CONVERTIBLE NOTES DERIVATIVE LIABILITY

As described in Note 9 above, the Company issued Convertible Promissory Notes that contain certain reset provisions. Therefore, in accordance with ASC 815-40, the Company bifurcated the fair value of the reset provision from debt instrument to a liability at the date of issuance.  Subsequent to the initial issuance date, the Company is required to adjust to fair value the reset provision as an adjustment to current period operations.

The Company recorded a gain on change in fair value of reset derivative liability of $342,023 for the nine months ended December 31, 2010, and reclassified the derivative liability related the converted notes (as described in Note 8) into equity upon settlement and conversion of those notes.

GLOBAL INVESTOR SERVICES, INC.
(FORMERLY THERETIREMENT SOLUTION.COM, INC.)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010

10. CONVERTIBLE NOTES DERIVATIVE LIABILITY (continued)

The fair value of the reset liability at December 31, 2010 was determined using the Black Scholes Option Pricing Model with the following assumptions:

Dividend yield:	-0-%
Volatility	159.39%
Risk free rate:	0.61%

At December 31, 2010, the reset derivative liability valued at $109,134, the Company believes an event under the contract that would create an obligation to settle in cash or other current assets in remote and has classified the obligation as a long term liability.

In addition, as described in Note 9 above,  the Company issued an 8% Convertible Promissory Notes on June 2, 2010 and July 16, 2010  which contained of embedded derivatives.  The embedded derivatives included certain conversion features.  The accounting treatment of derivative financial instruments required that the Company record the derivatives at their fair values as of the inception date of the Convertible Promissory Notes in the aggregate amount of $643,724 and at fair value as of each subsequent balance sheet date.  Any change in fair value was recorded as non-operating, non-cash income or expense at each reporting date.  If the fair value of the derivatives was higher at the subsequent balance sheet date, the Company recorded a non-operating, non-cash charge.  If the fair value of the derivatives was lower at the subsequent balance sheet date, the Company recorded non-operating, non-cash income.

The Company recorded a loss on change in fair value of debt derivative of $688,216 for the nine months ended December 31, 2010.

As of December 31, 2010, all Convertible Promissory Notes that included embedded derivatives as described above were exchanged for non convertible promissory notes or converted to the Company's common stock.  Therefore, at the date of the exchange, the Company recorded the derivatives to their fair values and reclassified the aggregate fair values of the debt derivatives at the date of exchange to equity.

11. WARRANT DERIVATIVE LIABILITY

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

The Company recorded a loss on change in fair value of warrant liability of $302,705 for the nine months ended December 31, 2010, and reclassified warrant liability related to the converted notes (as described in Note 8) into equity upon settlement and conversion of those notes.

The fair values of the warrants at December 31, 2010 were determined using the Black Scholes Option Pricing Model with the following assumptions:

Dividend yield:	-0-%
Volatility	159.39%
Risk free rate:	1.02%

At December 31, 2010, the warrant liability valued at $267,267, the Company believes an event under the contract that would create an obligation to settle in cash or other current assets in remote and has classified the obligation as a long term liability.

GLOBAL INVESTOR SERVICES, INC.
(FORMERLY THERETIREMENT SOLUTION.COM, INC.)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010

12. RELATED PARTY TRANSACTIONS

The Company is periodically advanced noninterest bearing operating funds from related parties and shareholders.  The advances are due on demand. At December 31, 2010 and March 31, 2010, due to related party was $30,764 and $31,264, respectively.

As described in Note 8 above, the Company issued an aggregate of $5,000,000 in convertible promissory notes in connection with the acquisition of ITT and Razor during the year ended March 31, 2008.  As of September 30, 2010 and March 31, 2010, the outstanding balance was $1,000,000. The note holders are current employees of the Company’s consolidated group. During the nine months ended December 31, 2010, the Company charged $66,671 as interest expense to current period operations.

As described in Note 8 above, the Company issued an aggregate of $754,473 in convertible promissory notes and 12,574,551 warrants to purchase the Company’s common stock at $0.05 per share (expiring five years from issuance) in exchange for accrued and unpaid salaries to  officers and employees. The notes are convertible into the Company’s common stock at $0.03 per share and are due three years from issuance. During the nine months ended December 31, 2010, the Company issued an aggregate of 25,149,101 shares of common stock in settlement of the notes.

As described in Note 8 above, the Company issued an aggregate of $386,750 in convertible promissory notes in exchange for accrued and unpaid salaries. The notes are convertible into the Company’s common stock at $0.05 per share and are due two years from issuance.  During the three months ended December 31, 2010, the officers and employees surrendered the issued convertible promissory notes.  As such, the Company reclassified the obligation as contributed capital.

As described in Note 6 above, the Company is under contracts with Allied Global Ventures, LLC and Wealth Engineering, LLC, shareholders of the Company, whereby the related party provides funds for marketing and promotional activity in exchange for an allocated part of gross revenue from sales of the related corporation’s products and services. Contained within the contract are a minimum number of subscribers the Company is required to maintain to ensure exclusivity.  During the nine months ended December 31, 2010, the Company repaid an aggregate of $223,041 associated with Allied and Wealth contracts.

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

During the nine months ended December 31, 2010, as described in Note 8 above (Convertible Note #24), the Company issued a convertible promissory note for $550,000 in exchange for the outstanding preferred stock subscription.

Common stock

The Company is authorized to issue 700,000,000 shares of common stock with par value $.001 per share. As of December 31, 2010 and March 31, 2010, the Company had 634,295,655 shares and 347,967,310 shares of common stock issued and 514,295,655 shares and 347,967,310 shares of common stock outstanding.

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
DECEMBER 31, 2010

13. CAPITAL STOCK (Continued)

Common stock (Continued)

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

In September 2010, the Company deposited 120,000,000 shares of common stock into an escrow account in connection with a Sales Agency Agreement (the “Sales Agreement”) with The Cougar Group (see Note 14). None of the shares have been released from the escrow as of December 31, 2010, therefore the shares were not deemed outstanding and are excluded from the calculation of loss per shares.

In October 2010, the Company issued an aggregate of 427,000 shares of its common stock for future services as prepaid (deferred) compensation at $29,890. The deferred compensation is amortized over the service period covered pursuant to the service agreement.

In November 2010, the Company issued 7,800,000 shares of its common stock for services of $429,000.

In December 2010, the Company issued an aggregate of 366,667 shares of its common stock in exchange for exercise of warrants.

In December 2010, the Company issued an aggregate of 13,499,360 shares of its common stock for services at $12,500 and $661,250 for future services as prepaid (deferred) compensation. The deferred compensation is amortized over the service period covered pursuant to the service agreement.

In December 2010, the Company issued an aggregate of 2,096,680 shares of its common stock in exchange for settlement of $90,000 in convertible notes and accrued interest.

GLOBAL INVESTOR SERVICES, INC.
(FORMERLY THERETIREMENT SOLUTION.COM, INC.)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010

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

The Company, Cougar and the Law Officers of Stephen M. Fleming PLLC (the “Escrow Agent”) have entered into an Escrow Agreement pursuant to which the TCG Shares were placed in escrow with the Escrow Agent.  Upon payment of the Notes, the Company will direct the TCG Shares in the appropriate amounts.  Further, Cougar and the Company have entered into a Voting Agreement whereby Cougar has appointed Nicholas Maturo and Ryan Smith to vote the TCG Shares as they deem fit at all times while the TCG Shares are held by the Escrow Agent.  Cougar was granted the right to appoint a director to the Company’s Board of Directors.  As of December 31, 2010, Cougar has not met any sales target and no shares have been released from the escrow, therefore neither the note nor the common stock is recorded within the financial statements.

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

Litigation

On July 16, 2009, a petition for judgment was filed with the Civil Court of the City of New York naming the Company as a defendant relating to property leased by the Company from the defendant for recovery of past due rent payments, interest and legal costs.  In December 2010, the Company settled for $134,848.92 requiring monthly payments of $5,000 until paid.  As of December 31, 2010, the outstanding unpaid balance was $124,848.92. The Company has accrued their obligations under the lease.

GLOBAL INVESTOR SERVICES, INC.
(FORMERLY THERETIREMENT SOLUTION.COM, INC.)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010

14. COMMITMENTS AND CONTINGENCIES (Continued)

The Company may be subject to legal proceedings and claims which arise in the ordinary course of its business. Although occasional adverse decisions or settlements may occur, the Company believes that the final disposition of such matters should not have a material adverse effect on its financial position, results of operations or liquidity. The Company had no pending legal proceedings or claims other than described above as of December 31, 2010.

15. STOCK OPTIONS AND WARRANTS

Employee Stock Options

The following table summarizes the changes in employee stock options outstanding and the related prices for the shares of the Company’s common stock issued to employees of the Company under two employee stock option plans. The nonqualified plan adopted in 2007 is for 13,000,000 shares of which 9,500,000 have been granted as of December 31, 2010. The qualified plan adopted in October of 2008 authorizing 25,000,000 shares was approved by a majority of the Shareholders on September 16, 2009. To date 8,500,000 shares have been granted as of December 31, 2010.

The following table summarizes the changes in options outstanding and the related prices for the shares of the Company’s common stock issued to employees of the Company at December 31, 2010:

	Options Outstanding			Options Exercisable
			Weighted		Weighted
		Weighted	Average		Average
		Average	Exercise		Exercise
Range of	Number of	Remaining	Price of	Number of	Price of
Exercise	Shares	Contractual	Outstanding	Shares	Exercisable
Prices	Outstanding	Life (Years)	Options	Exercisable	Options

$0.05	7,000,000	8.75	$0.05	4,000,000	$0.05
0.06	500,000	6.11	0.06	500,000	0.06
	7,500,000	8.58	$0.051	4,500,000	$0.051

  Transactions involving stock options issued to employees are summarized as follows:

		Weighted
		Average
	Number of	Exercise
	Shares	Price

Options outstanding at March 31, 2009	9,330,490	$0.388
Granted	8,500,000	0.05
Exercised	-	-
Cancelled or expired	(1,330,490)	(0.25)
Options outstanding at March 31, 2010	16,500,000	0.056
Granted	-	-
Exercised	-	-
Cancelled or expired	(9,000,000)	(0.06)
Options outstanding at December 31, 2010	7,500,000	$0.051

GLOBAL INVESTOR SERVICES, INC.
(FORMERLY THERETIREMENT SOLUTION.COM, INC.)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010

15. STOCK OPTIONS AND WARRANTS

Employee Stock Options (continued)

During the nine months ended December 31, 2009, the Company granted an aggregate of 8,500,000 options to purchase the Company's common stock with exercise prices from $0.05 to $0.06.  The Company has not granted employee options during the nine months ended December 31, 2010.

During the nine month period ended December 31, 2009, the Company re-priced certain employee options initially with exercise prices from $0.41 to $0.42 to $0.06 per share with other terms remaining the same.   The fair value of the fully vested re-priced options of $9,381 was charged to operations during the nine months ended December 31, 2009.

The fair values of the options granted or re-priced during the nine months ended December 31, 2009 were determined using the Black Scholes option pricing model with the following assumptions:

Dividend yield:	-0-%
Volatility	140.70%
Risk free rate:	3.31%

During the nine months ended December 31, 2010, officers surrendered 9,000,000 previously issued options.  The remaining unrecognized compensation was charged to current period operations.

Stock-based compensation expense in connection with options granted to employees for the nine months ended December 31, 2010 and 2009 was $134,761 and $694,815, respectively.

Non-Employee Stock Options

The following table summarizes the changes in options outstanding and the related prices for the shares of the Company’s common stock issued to consultants and non-employees of the Company at December 31, 2010:

	Options Outstanding			Options Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
Exercise	Number	Contractual	Exercise	Number of	Exercise
Prices	Outstanding	Life (Years)	Price	Exercisable	Price
$0.145	500,000	2.45	$0.145	500,000	$0.145
0.22	500,000	5.00	0.22	300,000	0.22
0.25	2,469,135	0.53	0.25	2,469,135	0.25
	3,469,135	1.24	$0.23	3,269,135	$0.23

GLOBAL INVESTOR SERVICES, INC.
(FORMERLY THERETIREMENT SOLUTION.COM, INC.)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010

15. STOCK OPTIONS AND WARRANTS (Continued)

Non-Employee Stock Options (Continued)

Transactions involving stock options issued to consultants and non-employees are summarized as follows:
		Weighted
		Average
	Number of	Price
	Shares	Per Share
Options outstanding at March 31, 2009	3,489,135	$0.26
Granted	-
Exercised	-	-
Cancelled or expired	(20,000)	(0.33)
Options outstanding at March 31, 2010	3,469,135	0.23
Granted	-	-
Exercised	-	-
Cancelled or expired	-	-
Options outstanding at December 31, 2010	3,469,135	$0.23

Warrants

The following table summarizes the changes in warrants outstanding and the related prices for the shares of the Company’s common stock issued to shareholders at December 31, 2010:

	Warrants Outstanding			Warrants Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
Exercise	Number	Contractual	Exercise	Number	Exercise
Price	Outstanding	Life (Years)	Price	Exercisable	Price

$0.01	2,000,000	3.81	$0.01	2,000,000	$0.01
0.05	6,895,836	2.11	0.05	6,895,836	0.05
Total	8,895,836	2.32	$0.041	8,895,836	$0.041

Transactions involving the Company’s warrant issuance are summarized as follows:

		Average
	Number of	Price
	Shares	Per Share

Warrants outstanding at March 31, 2009	5,797,500	$0.39
Granted	33,141,225	0.05
Exercised	-	-
Cancelled or expired	(1,750,000)	(0.50)
Warrants outstanding at March 31, 2010	37,188,725	0.07
Granted	13,300,002	0.05
Exercised or converted to debt	27,491,674	(0.05)
Cancelled or expired	(14,101,217)	(0.12)
Warrants outstanding at December 31, 2010	8,895,836	$0.041

GLOBAL INVESTOR SERVICES, INC.
(FORMERLY THERETIREMENT SOLUTION.COM, INC.)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010

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

During the nine months ended December 31, 2010, the Company issued an aggregate of 11,325,006 shares of its common stock in exchange for warrants exercised at $0.025 per share. These warrants had original exercise price of $0.05 per share, the Company recorded loss in connection with the induced exercise of warrants in the amount of $283,509. In addition, the Company issued convertible notes in exchange for the cancellation of 16,166,668 warrants exercisable at $0.05 per share (see Note 8, Convertible Note #17 and #26).

During the nine months ended December 31, 2010, officers and employees surrendered an aggregate of 12,053,717 previously issued warrants exercisable at $0.05 per share. In addition, an aggregate of 2,047,500 warrants expired and cancelled.

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
DECEMBER 31, 2010

16.  FAIR VALUE MEASUREMENT (continued)

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

Items recorded or measured at fair value on a recurring basis in the accompanying consolidated financial statements consisted of the warrant liability, reset and debt derivative liabilities. Convertible notes were determined at a net discount rate of 2% per annum for the terms of the notes:

	Quoted Prices in Active Markets for Identical Instruments Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Assets at fair Value
Liabilities:
Convertible debt derivative liability	$-	$-	$(109,134)	$(109,134)
Warrant derivative liability	-	-	(267,267)	(267,267)
Total	$-	$-	$(376,401)	$(376,401)

The following table provides a summary of changes in fair value of the Company’s Level 3 financial liabilities as of December 31, 2010:

	Warrant Derivative Liability	Convertible Debt Derivative	Total
Balance, March 31, 2010	$625,137	$1,120,476	$1,745,613
Total (gains) losses
Initial fair value of debt derivative at note issuance	275,608	643,724	919,332
Mark-to-market at December 31, 2010:
- Warrants reset provision	302,705	-	302,705
- Reset provisions relating to debt	-	(342,023)	(342,023)
- Embedded debt derivative	-	(688,216)	688,216
Transfers out of Level 3 upon conversion and settlement of notes	(936,183)	(2,001,259)	(2,937,442)

Balance, December 31, 2010	$267,267	$109,134	$376,401

Net (loss) gain for the period included in earnings relating to the liabilities held at December 31, 2010	$(302,705)	$(346,193)	$(648,898)

GLOBAL INVESTOR SERVICES, INC.
(FORMERLY THERETIREMENT SOLUTION.COM, INC.)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010

17. SUBSEQUENT EVENTS

In February 2011, the company issued 1,100,000 shares for consulting services.

In February 2011, the two noteholders holding Convertible Note #1 and Convertible Note #2 for $50,000 each plus accrued interest that had matured on August 7, 2007 and that were currently in default agreed to convert their notes into the Common Stock of the Company. Each note will be converted into 1,846,154 shares which represented $50,000 in principal plus $10,000 in accrued interest. The total shares to be issued for the two conversions is 3,692,308 shares.

Item 2 - Management’s Discussion and Analysisof Financial condition and results of Operations, and Plans of Operations.

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

Results of Operations

Three months ended December 31, 2010 compared to three months ended December 31, 2009:

Revenues:

	Three Months Ended		Three Months Ended
	December 31, 2010		December 31, 2009		Variance

Subscription revenues	$471,531	100%	$266,858	89%	$204,673	77%
Training revenues	-	-%	34,290	11%	(34,290)	(100)%
Services and other	-	-	-	-	-	-%
Total	$471,531	100%	$301,148	100%	$170,383	57%

Revenue for the three months ended December 31, 2010 was $471,531 which represented a $170,383 increase from revenue of $301,148 for the three months ended December 31, 2009.  The increase in revenue was due to the initiation of an online marketing campaigns that began in April 2010 and continued through the quarter.

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

As we have completed the conversion to full online capability, the Company began funding increased marketing expense to execute our online customer campaigns in April 2010 and we continue to see positive consumer response through December  2010. The campaigns are continuing along with new online webinar initiatives and we look forward to building on what we believe is a robust online business system.

Operating Costs and Expenses:

A summary of significant operating costs and expenses for the three months ended December 31, 2010 and the three months ended December 31, 2009 follows:

	Three Months		Three Months
	Ended		Ended
	December 31, 2010		December 31, 2009		Variance

Costs of sales and services	$140,814	7%	$241,408	21%	$100,594	42%
Selling, general and administrative	1,633,368	81%	663,719	58%	(969,649)	(146)%
Depreciation and amortization	234,322	12%	234,486	21%	164	-%
Total	$2,008,504	100%	$1,139,613	100%	$(868,891)	(76)%

Cost of sales and services for the three month period ended December 31, 2010 was $140,814 as compared to $241,408 for the same period last year.  The primary reason for this decrease was the transition to our online business model.

Our selling, general and administrative expenses for the three month period ended December 31, 2010 was $1,633,368 as compared to $663,719 for the three months ended December 31, 2009.  The primary reason for this increase is a result of our heavy investment in marketing costs of the online business model. plus added stock based compensation for investment banking services .

Other:

A summary of significant other income (expenses) for the three months ended December 31, 2010 and the three months ended December 31, 2009 follows:

	Three Months		Three Months
	Ended		Ended
	December 31, 2010		December 31, 2009		Variance

(Loss) gain on change in fair value of warrant and derivatives	$(63,247)	23%	$1,376,172	121%	$(1,439,419)	(105)%
Loss on settlement of debt and warrants	(29,509)	11%	-	-%	(29,509)	(100)%
Interest and other, net	(185,517)	66%	(238,591)	(21)%	53,074	22%
Total	$(278,273)	100%	$1,137,581	100%	$1,415,854	(124)%
During the third quarter of 2009, we issued convertible promissory notes and related warrants that contain certain reset provisions and during the three month period ended September 30, 2010, we issued a convertible promissory note with an embedded derivative, all requiring us to fair value both the warrants and the derivatives each reporting period and mark to market as a non cash adjustment to our current period operations.  This resulted in a loss to our current period operations of $63,247 as compared to a net gain of $1,376,172 for same period last year.

During the three months ended December 31, 2010, the Company entered into agreements with certain of its convertible noteholders to induce conversion of notes .  Total loss in connection with the induced conversion or debt and warrants settlement amounted to $29,509 for the three months ended December 31, 2010.

Our net interest and other charges decreased from $238,591 to $185,517 primarily due to reductions in our debt compared to last year.

Nine months ended December 31, 2010 compared to nine months ended December 31, 2009:

Revenues:

	Nine Months Ended		Nine Months Ended
	December 31, 2010		December 31, 2009		Variance

Subscription revenues	$1,227,949	100%	$734,709	85%	$493,240	67%
Training revenues	712	-%	133,247	15%	(132,535)	(99)%
Total	$1,228,661	100%	$867,956	100%	$360,705	42%

Revenue for the nine months ended December 31, 2010 was $1,227,949 which represented a $493,240 increase from revenue of $734,709 for the nine months ended December 31, 2009.  The increase in revenue was due to the initiation of significant online marketing campaigns that began in April 2010 and continued through the quarter.

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

Having completed the conversion to full online capability, the Company began funding increased marketing expense to execute our online customer campaigns in April 2010 and we continue to see positive consumer response through December 31, 2010. The campaigns are continuing along with new online webinar initiatives and we look forward to building on what we believe is a robust online business system.

Operating Costs and Expenses:

A summary of significant operating expenses for the nine months ended December 31, 2010 and the nine months ended December 31, 2009 follows:

	Nine Months		Nine Months
	Ended		Ended
	December 31, 2010		December 31, 2009		Variance

Costs of sales and services	$488,628	9%	$695,494	14%	$206,866	30%
Selling, general and administrative	4,338,031	78%	3,688,350	72%	(649,508)	(18)%
Depreciation and amortization	702,233	13%	703,556	14%	1,150	(-)%
Total	$5,528,892	100%	$5,087,400	100%	$(441,492)	(9)%

Cost of sales and services for the nine month period ended December 31, 2010 was $488,628 as compared to $695,494 for the same period last year.  The primary reason for this decrease was the transition to our online business model.

Our selling, general and administrative expenses for the nine month period ended December 31, 2010 was $4,338,031 as compared to $3,688,350 for the nine months ended December 31, 2009.  The primary reason for this increase is our heavy investment in marketing costs of the online business model.

Other:

A summary of significant other income (expenses) for the nine months ended December 31, 2010 and the nine months ended December 31, 2009 follows:

	Nine Months		Nine Months
	Ended		Ended
	December 31, 2010		December 31, 2009		Variance

Loss on change in fair value of warrant and derivatives	$(648,898)	(15)%	$(535,858)	(41)%	$(113,040)	(21)%
Loss on settlement of debt and warrants	(487,009)	(11)%	-	-%	(487,009)	(100)%
Interest and other, net	(3,243,415)	(74)%	(763,704)	(59)%	(2,479,711)	(325)%
Total	$(4,379,322)	100%	$(1,299,562)	100%	$(3,079,760)	(237)%

During the third quarter of 2009, we issued convertible promissory notes and related warrants that contain certain reset provisions and during the nine month period ended December 31, 2010, we issued a convertible promissory note with an embedded derivative, all requiring us to fair value both the warrants and the derivatives each reporting period and mark to market as a non cash adjustment to our current period operations.  This resulted in a loss to our current period operations of $648,898 as compared to a net loss of $535,858 for same period last year.

During the nine months ended December 31, 2010, the Company entered into agreements with certain of its convertible noteholders to induce conversion of notes and exercise of the related warrants.  Total loss in connection with the induced conversion or debt and warrants settlement amounted to $487,009 for the nine months ended December 31, 2010.

Our net interest and other increased from $763,704 to $3,243,415 primarily due to write offs of unamortized debt discounts upon the induced conversion of convertible notes incurred in the nine months ended December 31, 2010.

Liquidity and Capital Resources

As of December 31, 2010, the Company had a working capital deficit (total current liabilities in excess of total current assets) of $3,237,098. The Company generated a deficit in cash flow from operating activities of $1,092,607 for the nine month period December 31, 2010. This deficit is primarily attributable to the Company's net loss from operations of $8,679,553 and is partially offset by following:

•	a charge for the value of options issued for services of $134,761,
•	amortization and write-off of debt discount relating to convertible notes payable $2,859,202,
•	stock issued and subscribed for services and interest of $2,141,591,
•	amortization and depreciation expense of $702,233,
•	change in fair value of warrant and derivative liabilities of $648,898,
•	Accretion of interest related marketing advances of $90,000,
•	Loss on settlement of debt and warrants of $487,009 and
•	changes in the balances of operating assets and liabilities.

Deferred costs and other current assets increased by $38,541. Accounts payable and accrued liabilities increased by $197,378, and deferred revenue increased by $364,415.

The Company did not generate any cash flow from investing activities for the nine months ended December 31, 2010.

The Company’s generated a cash flow from financing activities for the nine month period ended December 31, 2010 through proceeds from borrowing on convertible promissory notes of $342,500, proceeds from warrant exercise of $210,208, marketing advances from related party of $706,960, and repayment of notes payable and related party advances of $119,488.

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

Going Concern Matters

The Company’s consolidated financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred significant losses which have resulted in an accumulated deficit of $65,463,625 at December 31, 2010 which raises substantial doubt about the Company’s ability to continue as a going concern.

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

During the nine months ended December 31, 2009, the Company granted an aggregate of 8,500,000 options to purchase the Company's common stock with exercise prices from $0.05 to $0.06.  The Company has not granted employee options during the nine months ended December 31, 2010.

$134,761 and $694,815 was charged to current period operations for the nine months ended December 31, 2010 and 2009, respectively, for vesting options previously granted.

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

Recent Accounting Pronouncements

In December 2010, ASU Update No. 2010-28, Intangibles—Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts (a consensus of the FASB Emerging Issues Task Force), addresses questions about entities that have reporting units with zero or negative carrying amounts. The amendments in this Update modify Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that impairment may exist. The qualitative factors are consistent with the existing guidance and examples in paragraph 350-20-35-30, which requires that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The amendments in this Update modify Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. As a result, current GAAP will be improved by eliminating an entity’s ability to assert that a reporting unit is not required to perform Step 2 because the carrying amount of the reporting unit is zero or negative despite the existence of qualitative factors that indicate the goodwill is more likely than not impaired. As a result, goodwill impairments may be reported sooner than under current practice. ASU Update no. 2010-28 is effective for fiscal years, and interim periods within those years, beginning after Dec. 15, 2010. Early adoption is not permitted. The Company does not expect the adoption of ASU 2010-28 will have a material effect on its unaudited condensed consolidated financial statements.

In July 2010, the FASB issued Accounting Standards Update 2010-20 which amend “Receivables” (Topic 310). ASU 2010-20 is intended to provide additional information to assist financial statement users in assessing an entity’s risk exposures and evaluating the adequacy of its allowance for credit losses. The disclosures as of the end of a reporting period are effective for interim and annual reporting periods ending on or after December 15, 2010. The disclosures about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010. The amendments in ASU 2010-20 encourage, but do not require, comparative disclosures for earlier reporting periods that ended before initial adoption. However, an entity should provide comparative disclosures for those reporting periods ending after initial adoption. The Company does not expect the adoption of ASU 2010-20 will have a significant impact on its unaudited condensed consolidated financial statements.

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

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act.  Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States.  We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation and because of the Company’s limited resources and limited number of employees, management concluded that our disclosure controls and procedures were ineffective as of December 31, 2010.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 under the Exchange Act that occurred during the quarter ended December 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business.  However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. As of March 31, 2010 the Company was engaged in one legal matter: On July 16, 2009, a petition for judgment was filed with the Civil Court of the City of New York naming the Company as a defendant relating to property leased by the Company from the defendant for recovery of past due rent payments, interest and legal costs. In December 2010, the Company settled for $134,848.92 requiring monthly payments of $5,000 until paid.  As of December 31, 2010, the outstanding unpaid balance was $124,848.92. The Company has accrued their obligations under the lease.

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

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In October 2010, the Company issued an aggregate of 427,000 shares of its common stock for future services as prepaid (deferred) compensation at $29,890.

In November 2010, the Company issued 7,800,000 shares of its common stock for services of $429,000.

In December 2010, the Company issued an aggregate of 13,499,360 shares of its common stock for services at $12,500 and $661,250 for future services as prepaid (deferred) compensation.

In December 2010, the Company issued an aggregate of 2,096,680 shares of its common stock in exchange for settlement of $90,000 in convertible notes and accrued interest.

In December 2010, the Company issued 366,667 shares for warrants exercised.

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

GLOBAL INVESTOR SERVICES, INC.

Dated: February 22, 2011	By:	/s/ Nicholas S. Maturo
Nicholas S. Maturo
Chief Executive Officer
(Principal Executive Officer)

Date: February 22, 2011	By:	/s/ William Kosoff
William Kosoff
Chief Financial Officer
(Principal Financial Officer and Accounting Officer)