Form 10-K
period 2011-03-31
Global Investor Services, Inc.
filed 2011-07-14
CIK 862651

U.S. Securities and Exchange Commission
Washington, DC 20549

Form 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED

March 31, 2011

Commission File Number 000-27019

Global Investor Service, Inc.
(Formerly TheRetirementSolution.com, Inc.)

(Name of small business issuer as specified in its charter)

Nevada	87-0369205
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

287 East 950 South
Orem, Utah, 84058
(Address of principal executive offices)

Issuer’s telephone number: (801) 889-1800

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $.001 Par Value Per Share

Indicate by check mark whether the registrant is a well-known seasoned issuer as defined in Rule 405 of the Securities Act.  Yes ☐     No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒      No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.   See the definition of  “large accelerated filer,” “accelerated filer and  “smaller reporting company” in Rule 12b-2 of the Exchange Act.   (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act) Yes ☐      No  ☒

As of March 31, 2011, the aggregate market value of the issued and outstanding common stock held by non-affiliates of the registrant, based upon the closing price of the common stock as traded on the OTCBB of $0.03 was approximately $13,480,924.   For purposes of the above statement only, all directors, executive officers and 10% shareholders are assumed to be affiliates.  This determination of affiliate status is not necessarily a conclusive determination for any other purpose.

As of July 14, 2011, there were 602,183,569 shares of common stock (excluding 120,000,000 shares issued and held in Escrow per The Cougar Group, Asian Sales Agency Agreement), par value $.001 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE – None

GLOBAL INVESTOR SERVICES, INC.

2011 FORM 10-K ANNUAL REPORT

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

PART I

ITEM 1.   BUSINESS.

Corporate History

Global Investor Services, Inc. (hereinafter referred to as the “Company”, or “GISV”) was incorporated in the state of Nevada on August 1, 2005. Effective September 18, 2006, the Company changed its name to TheRetirementSolution.com, Inc., and on October 1, 2008 the Company changed its name to Global Investor Services, Inc. The Company was initially formed to market portfolios of stocks via subscription. In 2007, a new chief executive officer was installed and a strategy was developed to create and market a diverse portfolio of products and services for the financial education and financial information industry. This strategy included strategic acquisitions, such as the acquisitions of Razor Data, LLC and Investment Tools and Training, LLC, which have provided the Company with an integrated platform in which it can market and deliver investor education products and investor services. The stock symbol is GISV.

Recent Developments

On June 24, 2011, Dr. Joseph J. Louro was engaged by Global Investor Services, Inc. (the "Company") to serve as the Chief Executive Officer and Chairman of the Company.   Dr. Louro will replace Nicholas S. Maturo who resigned as the Chief Executive Officer.  Mr. Maturo will continue to serve as a director of the Company and will continue in a position with the Company to be determined.  Dr. Louro entered into an employment agreement as described herein. On June 29, 2011, Jeffrey Freedman resigned as director of the Company and, on May 17, 2011, Todd C. Jorn resigned as director of the Company.

To obtain funding to for working capital, the Company entered into a Subscription Agreement  with several accredited investors  on July 7, 2011 for the sale of (i) $1,200,000 in 8% secured convertible promissory notes  and (ii) common stock purchase warrants to purchase 30,000,000 shares of our common stock.  The closing occurred on July 7, 2011 but was deemed to be effective as of June 30, 2011

In July 2011, the Company entered into an Agreement with Wealth Engineering LLC, Wealth Engineering and Development Incorporated, Annette Raynor and Mario Romano (collectively, the “Wealth Parties”) pursuant to which the Company, among other matters, agreed to issue the Wealth Parties 17,500,000 shares of common stock,  make  a payment of $150,000 to the Wealth Parties by July 22, 2011, pay the Wealth Parties 20% of monthly net revenue generated pursuant to the agreement with Questrade, Inc. and provide the Wealth Parties a bonus to be determined if Wealth introduces the Company to financing or white label software contacts.  The Wealth Parties released the Company from all claims and agreed to standard non-solicit and non-compete clauses.

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

Employees

GISV has 28 employees. The Company has not experienced any work stoppages and considers relations with its employees to be good.

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

From our inception on August 1, 2005 through March 31, 2011, we have incurred cumulative losses of $66,758,348.. As a result of the start-up nature of our business, we expect to continue to incur substantial expenses. There can be no assurance that we will achieve profitability in the immediate future or at any time. Our cash balance on March 31, 2011 was $124,031 and our average cash burn for the year ended March 31, 2011 was approximately $96,497 per month. As of the date of this filing, we have minimal operating capital to continue our business and marketing initiatives for the next twelve months. As a result, the Company continues to actively  secure additional financing for working capital through the sale of its securities.

Our independent auditors have expressed substantial doubt about our ability to continue as a going concern.

In their audit opinion issued in connection with our consolidated balance sheets as of March 31, 2011 and our related consolidated statements of operations, stockholders’ equity, and cash flows for the year ended March 31, 2011, our auditors have expressed substantial doubt about our ability to continue as a going concern given our recurring net losses, negative cash flows from operations and the limited amount of funds on our balance sheet.  We have prepared our financial statements on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.  The consolidated financial statements do not include any adjustments that might be necessary should we be unable to continue in existence.

Given our historical financial losses and current financial condition, we will need additional financing to execute our business plan for the fiscal year ending March 31, 2012. Our inability to obtain sufficient additional capital could reduce the value the market currently places on our common stock.

We have no current commitment for such future funding and there can be no assurance that additional capital will be available on terms acceptable to us, or at all. Selling additional stock would dilute the equity interests of our stockholders. Further, if we sell stock at a price lower than the conversion price of the Notes held by the selling stockholders, the number of shares of our common stock issuable upon conversion of those Notes will automatically increase; thereby further diluting the equity interests of our stockholders. If we are unable to secure additional capital, we will be forced to reduce our investment in development and commercialization efforts, which will impair our ability to execute our plans. We used cash of  $1,573,960 in operating activities for the fiscal year ended March 31, 2011 and, expect to generate positive cash from operations in the fiscal year ending March 31, 2012.

The Company is currently in default under a portion its convertible promissory notes and the investors have the right to commence an action to collect the amounts due.

In connection with a private placement the Company completed on May 8, 2007, the Company issued convertible promissory notes to the investors which matured on August 31, 2007. The Company has failed to make payment of the amounts outstanding for the principal and has been paying the interest in stock. The investors therefore have the right to bring an action to collect the outstanding amounts under such convertible promissory notes. As of the date of this filing, four of the five investors have extended these notes until May 11, 2011 for an aggregate of $650,000 leaving $200,000 in default.

 As of March 31, 2011, the Company was in default on certain notes and convertible debentures totaling approximately $500,000. The investors have not declared a default by the Company, although there can be no assurance that they will not declare a default in the future.

As of June 2010 the Company cleared the defaulted notes and accrued interest held by the five investors through conversion to common stock for a total of $650,000 in principal and $62,485 in interest for a total of 28,499,400 shares.

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
 If we are required for any reason to repay our outstanding 8% Secured Convertibel Promissory Notes issued in July 2011   we would be required to deplete our working capital, if available, or raise additional funds. Our failure to repay the July 2011, if required, could result in legal action against us, which could require the sale of substantial, if not all, of our assets.

To obtain funding to for working capital, the Company entered into a Subscription Agreement (the "July 2011 Agreement") with several accredited investors (collectively, the "July 2011 Investors") on July 7, 2011 for the sale of (i) $1,200,000 in 8% secured convertible promissory notes (the "July 2011 Notes") and (ii) common stock purchase warrants (the "July 2011 Warrants") to purchase 30,000,000 shares of our common stock.  The closing occurred on July 7, 2011 but was deemed to be effective as of June 30, 2011.  The July 2011 Notes bear interest at 8%, mature two years from the date of issuance, and are convertible into our common stock, at the July 2011 Investors' option, at a conversion price of $0.02 per share. Based on this conversion price, the July 2011 Notes in the amount of $1,200,000 excluding interest, were convertible into 60,000,000 shares of the Company’s common stock.. If we are required to repay the July 2011 Notes, we would be required to use our limited working capital and raise additional funds. If we were unable to repay the July 2011 Notes when required, the July 2011 Notes could commence legal action against us and foreclose on all of our assets to recover the amounts due. Any such action would require us to curtail or cease operations.

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

For the operating period since inception (August 1, 2005) through March 31, 2011, we have incurred a net cumulative loss of $66,758,348 of which $27,233,173 was from a onetime impairment of 100% of the goodwill associated with the recent acquisitions. The Net Operating Loss for the year ended March 31, 2011 was $9,974,276. We expect to continue to incur losses as we spend additional capital to market our products and establish our infrastructure and organization to support anticipated operations.  We cannot be certain whether we will ever be profitable, or if we do, that we will be able to continue to be profitable. Also, any economic weakness or global recession may limit our ability to market our products. Any of these factors could cause our stock price to decline and result in you losing a portion or all of your investment.

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

Although a trading market for our common stock exists, the trading volume has not been significant and an active trading market for our common stock may never develop. There currently is no analyst coverage of our business. During the period from March 31, 2009 through March 31, 2011  the average daily trading volume of our common stock was approximately  260,000  shares (or approximately   1% of the shares currently available in the market as of March 31, 2011). The trading volume of our shares will continue to be limited due to resale restrictions under applicable securities laws and the fact that approximately 40 % of our outstanding shares are held by officers, directors and stockholders holding greater than a 5% interest in the Company. As a result of the limited trading market for our common stock and the lack of analyst coverage, the market price for our shares may continue to fluctuate significantly and will likely be more volatile than the stock market as a whole. There may be a limited demand for shares of our common stock due to the reluctance or inability of certain investors to buy stocks quoted for trading on the OTC Bulletin Board, lack of analyst coverage of our common stock and limited trading market for our common stock. As a result, even if prices appear favorable, there may not be sufficient demand to complete a stockholder’s sell order. Without an active public trading market or broader public ownership, shares of our common stock are likely to be less liquid than the stock of public companies with broad public ownership and an active trading market, and any of our stockholders who attempt to sell their shares in any significant volumes may not be able to do so at all, or without depressing the publicly quoted bid prices for our shares.

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

Although our common stock trades on the OTCBB, a regular trading market for our common stock may not be sustained in the future. FINRA limits quotation on the OTCBB to securities of issuers that are current in their reports filed with the SEC. If we fail to be current in the filing of our reports with the SEC, our common stock will not be able to be traded on the OTCBB.  The OTCBB is an inter-dealer market that provides significantly less liquidity than a national securities exchange or automated quotation system. Quotes for stocks included on the OTCBB are not listed in the financial sections of newspapers as are those for stocks listed on national securities exchanges or automated quotation systems. Therefore, prices for securities traded solely on the OTCBB may be difficult to obtain and holders of common stock may be unable to resell their securities at or near their original offering price or at any price. Market prices for our common stock may be influenced by a number of factors, including:

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

If we fail to maintain adequate internal controls or fail to implement required new or improved controls, as such control standards are modified, supplemented or amended from time to time; we may not be able to assert that we can conclude on an ongoing basis that we have effective internal controls over financial reporting. Effective internal controls are necessary for us to produce reliable financial reports and are important in the prevention of financial fraud.  If we cannot produce reliable financial reports or prevent fraud, our business and operating results could be harmed, investors could lose confidence in our reported financial information, and there could be a material adverse effect on our stock price. We have examined and evaluated our internal control procedures, including controls over financial reporting to satisfy the requirements of Section 404(a) of the Sarbanes-Oxley Act, as required for our Annual Report on Form 10-K for the year ended March 31, 2011, and noted weaknesses that need to be addresses during the current reporting period in order for our internal controls to be effective. Failure to implement and maintain internal controls in accordance with sections 302 and 404(a) of the Sarbanes-Oxley Act of 2002 could have a material adverse effect on our business and stock price.

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

We have not made the required payments in connection with our marketing program and, as a result, the Investors may exercise their option to acquire shares of common stock which will dilute all existing shareholders.

The Company entered into Investment Agreements (the “Agreements”) with several accredited investors (the “Investors”) whereby the Investors provided the Company with an aggregate of $615,000 from February 2011 through May 2011 (the “Funding”) to be used for marketing purposes.  Under the Agreements, the Company is required to make payments to the Investors equal to a percentage of net revenue that varies between 20% to 50% of the Company’s net revenue generated from its marketing program commencing on the 61st day following closing continuing every 30 days through the 26th month following the closing.

In the event that the Company has not made payments equal to 50% of the Funding as of the 91st day after the Closing (the “Shortfall”) and each subsequent closing, then the Investor, at its sole option, may convert the Shortfall into shares of common stock of the Company by dividing the Shortfall by the Conversion Price (the “Conversion Option”). The Conversion Price shall be determined by multiplying .50 by the closing bid price as reported by a reliable reporting service on the 91st day following the Closing and each subsequent closing but may not be less than $0.02 per share.  The Conversion Option shall expire upon the earlier of the Company paying the Shortfall in full or the 301st day following the Closing and each subsequent closing.  In the event that the Company has not made payments equal to 100% of the Funding as of the 181st day after the Closing (the “Second Shortfall”) and each subsequent closing, then the Investor, at its sole option, may convert the Second Shortfall into shares of common stock of the Company by dividing the Second Shortfall by the Conversion Price (the “Second Conversion Option”). The Conversion Price shall be determined by multiplying .50 by the closing bid price as reported by a reliable reporting service on the 181st day following the Closing and each subsequent closing but may not be less than $0.02 per share.  The Second Conversion Option shall expire upon the earlier of the Company paying the Second Shortfall in full or the 301st day following the Closing and each subsequent closing.  The Company has made the initial payment but has since been unable to make any additional payment.  As a result, the Investors will have the opportunity to convert in accordance with the Conversion Option.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.  PROPERTIES

The operations of the Company, including marketing, sales, customer service, accounting, technical support, education delivery, product and software development are located in the Salt Lake City Utah area in two separate facilities of approximately 2000 square feet each.  The Company pays a total of  approximately $4750 per month for both facilities on a month to month basis until such time that a larger single facility is deemed appropriate.

The Company believes that its current properties are adequate for its current and immediately foreseeable operating needs. The Company does not have any policies regarding investments in real estate, securities or other forms of property.

ITEM 3. LEGAL PROCEEDINGS

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business.  However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. As of March 31, 2010, the Company was engaged in one legal matter: On July 16, 2009, a petition for judgment was filed with the Civil Court of the City of New York naming the Company as a defendant relating to property leased by the Company from the defendant for recovery of past due rent payments, interest and legal costs. In December 2010, the Company settled for $134,849 requiring monthly payments of $5,000 until paid.  As of March 31, 2011, the outstanding unpaid balance was $109,849. The Company has accrued their obligations under the lease.

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

	2011 Fiscal Year
	High*	Low*
January 1, 2011 - March 31, 2011	$0.050	$0.030
October 1, 2010 - December 31, 2010	$0.060	$0.030
July 1, 2010- September 30, 2010	$0.080	$0.035
April 1, 2010-June 30, 2010	$0.075	$0.025

	2010 Fiscal Year
	High*	Low*
January 1, 2010 - March 31, 2010	$0.050	$0.030
October 1, 2009 - December 31, 2009	$0.070	$0.020
July 1, 2009 - September 30, 2009	$0.080	$0.040
April 1, 2009-June 30, 2009	$0.080	$0.030

As of July 14th , 2011, there were approximately 453 holders of record of the Company’s common stock, and 602,183,569 shares issued and outstanding (excluding 120,000,000 shares issued and held in Escrow per The Cougar Group, Asian Sales Agency Agreement).

Dividends

The Company has never declared or paid any cash or stock dividends on its common stock. The Company currently intends to retain future earnings, if any, to finance the expansion of its business. As a result, the Company does not anticipate paying any cash dividends in the foreseeable future.

Securities Authorized for Issuance Under Equity Compensation Plans

Equity Compensation Plan Information

The following table summarizes the equity compensation plans under which our securities may be issued as of March 31, 2011.

Plan Category	Number of securities to be issued upon exercise of outstanding options and warrants	Weighted-average exercise price of outstanding options and warrants	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	0	N/A	0
Equity compensation plan not approved by security holders	7,500,000	$0.051	3,669,510

RECENT SALES OF UNREGISTERED SECURITIES

During the year ended March 31, 2011, the Company issued a convertible promissory note for $550,000 in exchange for the outstanding preferred stock subscription.

Common Stock

In April 2010, the Company issued 1,000,000 shares of its common stock in settlement of $30,000 in convertible notes.

In June 2010, the Company issued an aggregate of 27,526,745 shares of its common stock in settlement of $881,052 in convertible notes and accrued interest.

In June 2010, the Company issued an aggregate of 4,050,000 shares of its common stock for services rendered.

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

In September 2010, the Company deposited 120,000,000 shares of common stock into an escrow account in connection with a Sales Agency Agreement (the “Sales Agreement”) with The Cougar Group. None of the shares have been released from the escrow as of March 31, 2011, therefore the shares were not deemed outstanding and are excluded from the calculation of loss per shares.

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

In February 2011, the Company issued an aggregate of 1,100,000 shares of its common stock for services of $41,800.

In March 2011, the Company issued an aggregate of 7,000,000 shares of its common stock for services of $12,000 and $238,000 for future services as prepaid (deferred) compensation.
In March 2011, the Company issued an aggregate of 7,293,978 shares of its common stock in exchange for settlement of $200,000 in convertible notes and accrued interest.

In March 2011, the Company issued 2,500,000 shares of its common stock in connection with the issuance of convertible notes (Note 10).

Stock Options and Warrants

During the year ended March 31, 2010, the Company granted an aggregate of 8,500,000 options to purchase the Company's common stock with exercise prices from $0.05 to $0.06.  The Company has not granted employee options during the year ended March 31, 2011.

During the year ended March 31, 2010, the Company re-priced certain employee options initially with exercise prices from $0.41 to $0.42 to $0.06 per share with other terms remaining the same.   The fair value of the fully vested re-priced options of $9,381 was charged to operations during the year ended March 31, 2010.

On March 31, 2010, warrants of 33,141,225 were issued in connection with the issuance of Convertible Promissory Notes. The warrants are exercisable for five years from the date of issuance at an exercise price of $0.05 per share. Certain of these warrants contain certain reset provisions which require the Company to classify the market value of the warrants outside of equity.

On July 1, 2010, warrants of 13,300,002 were issued in connection with the issuance of Convertible Promissory Notes. The warrants are exercisable for five years from the date of issuance at an exercise price of $0.05 per share.

During the year ended March 31, 2011, the Company issued an aggregate of 11,325,006 shares of its common stock in exchange for warrants exercised at $0.025 per share. These warrants had original exercise price of $0.05 per share, the Company recorded loss in connection with the induced exercise of warrants in the amount of $283,509. In addition, the Company issued convertible notes in exchange for the cancellation of 16,166,668 warrants exercisable at $0.05 per share.

During the year ended March 31, 2011, officers and employees surrendered an aggregate of 12,053,717 previously issued warrants exercisable at $0.05 per share. In addition, an aggregate of 2,047,500 warrants expired and cancelled.

Secured Note Financing

To obtain funding to for working capital, the Company entered into a Subscription Agreement (the "July 2011 Agreement") with several accredited investors (collectively, the " July 2011 Investors") on July 7, 2011 for the sale of (i) $1,200,000 in 8% secured convertible promissory notes (the " July 2011 Notes") and (ii) common stock purchase warrants (the " July 2011 Warrants") to purchase 30,000,000 shares of our common stock.  The closing occurred on July 7, 2011 but was deemed to be effective as of June 30, 2011.

The July 2011 Notes bear interest at 8%, mature two years from the date of issuance, and are convertible into our common stock, at the Investors' option, at a conversion price of $0.02 per share. Based on this conversion price, the July 2011 Notes in the amount of $1,200,000 excluding interest, were convertible into 60,000,000 shares of the Company’s common stock.

The Company may prepay the July 2011 Notes only with the written consent of the holder.  The full principal amount of the July 2011 Notes is due upon default under the terms of July 2011  Notes. In addition, we have granted the July 2011 Investors a security interest in substantially all of our assets and intellectual property.

The July 2011 Warrants are exercisable for a period of five years from the date of issuance at an exercise price of $0.03 per share.

The sale of the July 2011Notes was completed on July 7, 2011 with respect to $1,200,000 of the July 2011 Notes. As of the date hereof, the Company is obligated on $1,200,000 in face amount of July 2011 Notes issued to the July 2011 Investors. The July 2011 Notes are a debt obligation arising other than in the ordinary course of business which constitute a direct financial obligation of the Company.

The July 2011 Notes and July 2011 Warrants were offered and sold to the July 2011 Investors in a private placement transaction made in reliance upon exemptions from registration pursuant to Section 4(2) under the Securities Act of 1933 and Rule 506 promulgated thereunder. Each of the July 2011 Investors is an accredited investor as defined in Rule 501 of Regulation D promulgated under the Securities Act of 1933.

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

Investor Information Services

The Company provides a complete turnkey solution to its clients in the financial community by providing a broad array of information services that include stock market information and tools, comprehensive database creation and management, distributed web hosting and network environments, and complete e-content creation, management and delivery. Razor Data provides technology and data solutions for the Company which allows ITT, the investor education arm of the company to stay focused on its core competencies to expand product offerings and acquire new customers.

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

The table below outlines revenues and significant operating expenses for comparable periods:

Revenues:

	Year Ended		Year Ended
	March 31, 2011		March 31, 2010		Variance

Subscription revenues	$1,946,341	97%	$1,006,984	88%	$939,357	93%
Training revenues	712	%	134,703	12%	(133,991)	(99)%
Services and other	64,964	3%	-	%	64,964	100%
Total	$2,012,017	100%	$1,141,687	100%	$870,330	76%

 Cost of Revenue:

	Year Ended		Year Ended
	March 31, 2011		March 31, 2010		Variance

Cost of revenue	$704,200	35%	$918,159	80%	(23)%

The increase in Revenue for the year ended March 31, 2011 from the prior year ended March 31 2010 was due to the increased marketing expenditures during the year which were invested in the restructured Online based business model that provides subscription based services and training through live and recorded webinars and is marketed through a number of On Line media channels. This restructuring to online operations required most of 2009 to complete and in the process the seminar and classroom presentation of training and enlistment of new subscribers was suspended by management until the On Line model was launched in early 2010.

During the year ended March 31, 2011, our cost of revenue was $704,200 or 35% of revenue as compared to $918,159 or 80% of revenue during the year ended March 31, 2010.  The improvement in margin rate is a result of our transition from the higher cost physical seminar and classroom business model to the Company’s On Line based business model, in which the cost of revenue does not proportionally increase as revenue increases, but remains nearly constant for providing the On Line investor education and stock market analysis tools to an increasing, growing subscriber base.

Operating costs

	Year Ended		Year Ended
	March 31, 2011		March 31, 2010		Variance

Selling, general and administrative	$5,561,992	88%	$4,733,989	83%	$828,003	17%
Depreciation and amortization	785,362	12%	937,781	17%	(152,419)	(16)%
Total	$6,347,354	100%	$5,671,770	100%	$675,584	12%

Our selling, general and administrative expenses increased from $4,733,989  to $5,561,992 or $828,003 (17%). The increase is a result of increased marketing expenses and the addition of personnel during the year, due to the resultant growth in revenues.

Depreciation decreased from $937,781 to $785,362 or a decrease of $152,419 due to the full amortization of certain intangible assets during the fiscal year.

Other income and expenses:

	Year Ended		Year Ended
	March 31, 2011		March 31, 2010		Variance

Interest expense, net	$(3,443,715)	70%	$(999,001)	61%	$(2,444,714)	245%
Loss on change in fair value of warrant and reset derivative	(462,562)	9%	(686,613)	42%	224,051	33%
Loss on settlement of debt and warrants	(1,028,248)	21%	0		(1,028,248)	(100)%
Other	(214)	-%	34,784	(3)%	(34,998)	(100)%

Total	$(4,934,739)	100%	$(1,650,830)	100%	$(3,283,909)	(198)%

 Interest expense increased from $999,001 to $3,443,715, a $2,444,714 or 245% increase.  The increase is primarily due to a higher amortization and recorded beneficial conversion features.  During the year ended March 31, 2011, we restructured a significant portion of our convertible debt resulting in the accelerated write off of unamortized beneficial conversion features.

 During the year ended March 31, 2010, we issued promissory notes and related warrants that contain certain reset provisions.  As such, we are required to record these reset provisions as a liability and mark to market each reporting period.  For the year ended March 31, 2011, we recorded a loss of $462,562  in change in the fair value of these reset provisions as compared to a loss of $686,613 for the same period last year.

During the year ended March 31, 2011, we settled or restructured a significant portion of our outstanding convertible debt obligations and warrants containing reset provisions.  As such, we incurred a loss on debt settlement of $1,028,248 during the year ended March 31, 2011.

Liquidity and Capital Resources

As of March 31, 2011, the Company had a working capital deficit of $2,801,224. The Company generated a deficit in cash flow from operating activities of $1,573,960 for the year ended March 31, 2011. This deficit is primarily attributable to the Company's net loss from operations of $9,974,276 and is partially offset by the following:

•	loss due to change in fair value of warrant and reset derivatives of $462,562;
•	a charge for the value of options issued for services of $161,735;
•	recognition of an imbedded beneficial conversion of convertible debentures of $2,963,543;
•	stock issued for services of $1,895,479, (including amortization of deferred compensation costs of $706,079);
•	loss on settlement of debt of $1,189,400;
•	stock issued in settlement of interest of $548,671;
•	amortization and depreciation expense of $785,362; and
•	changes in the balances of current assets and liabilities.

Deferred costs and other assets increased by $34,787.  Accounts payable and accrued liabilities increased by $398,395 and deferred revenue increased by $181,627.

The Company met its cash requirements during the year ended March 31, 2011 through net proceeds from convertible debt of $447,500, marketing and other advances of $1,083,455 and proceeds from exercise of warrants of $230,208, net with payments on notes payable of $112,000.

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

Auditor’s Opinion Expresses Doubt About the Company’s Ability to Continue as a “Going Concern”

The independent auditors report on our March 31, 2011 consolidated financial statements states that the Company's historical losses and accumulated deficiency raise substantial doubts about the Company's ability to continue as a going concern, due to the losses incurred and deficiency. If we are unable to develop our business, we will have to reduce, discontinue operations or cease to exist, which would be detrimental to the value of the Company's common stock. We can make no assurances that our business operations will develop and provide us with significant cash to continue operations.

Addressing the Going Concern Issues

In order to improve the Company's liquidity, the Company's management is actively pursuing additional financing through discussions with investment bankers, financial institutions and private investors. There can be no assurance that the Company will be successful in its effort to secure additional financing.

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

Revenue arises from subscriptions to the websites/software, workshops, online workshops and training and coaching/counseling services where the payments are received before the service has been rendered. Beginning January 1, 2009, the company changed its marketing strategy such that the company no longer collects revenues in advance of rendering services.  Instead, for all new customers, a monthly subscription fee is received for access to the online training and courses and website/data during a given month.  As all the products and services are delivered during the month, the revenues are recognized in the month it is delivered.   All revenues collected in prior periods from the legacy marketing strategy are deferred and recognized as per the existing revenue recognition policy. Additionally, any revenues from services such as coaching/counseling that are sold in advance of delivery will be deferred using the existing revenue recognition policy. Thus we have two distinct revenue models that were used during FY 2011 and revenue under either model will be recognized under its appropriate model. The Company reserves the option to operate under either model as the business environment dictates.

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

As of March 31, 2011 and 2010, the Company’s deferred revenue was $261,260 and $79,633, respectively

Website Development Costs

The Company recognizes website development costs in accordance with Accounting Standards Codification subtopic 350-50, Website Development Costs ("ASC 350-50”). As such, the Company expenses all costs incurred that relate to the planning and post implementation phases of development of its website. Direct costs incurred in the development phase are capitalized and recognized over the estimated useful life. Costs associated with repair or maintenance for the website is included in cost of net revenues in the current period expenses. During the years ended March 31, 2011 and 2010, the Company did not capitalize any costs associated with the website development.

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

Stock-based compensation expense in connection with options granted to employees and directors for the years ended March 31, 2011 and 2010 was $161,735 and $794,801, respectively.

 Segment Information

 Accounting Standards Codification subtopic Segment Reporting 280-10 (“ASC 280-10”) establishes standards for reporting information regarding operating segments in annual financial statements and requires selected information for those segments to be presented in interim financial reports issued to stockholders. ASC 280-10 also establishes standards for related disclosures about products and services and geographic areas. Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision-making group, in making decisions how to allocate resources and assess performance. The information disclosed herein materially represents all of the financial information related to the Company’s one principal operating segment.

Recent Accounting Pronouncements

In December 2010, FASB issued ASU No. 2010-29, Business Combinations (Topic 805) “Disclosure of supplementary Pro Forma Information for business combinations”, which specify that if a public entity presents comparative financial statements, the entity should disclosure revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year has occurred as of the beginning of the comparable prior annual reporting period. The amendments in this update also expand the supplemental pro forma disclosures under Topic 805 to include a description of the nature and amount of material, non-recurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. These amendments are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. The Company does not expect the adoption of this ASU will have a material impact on the Company’s consolidated financial statements.

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

Dependence Upon Management

Our future performance and success is dependent upon the efforts and abilities of our Management. To a very significant degree, we are dependent upon the continued services of Joseph J. Louro, our Chief Executive Officer and Chairman of our Board of Directors, and William Kosoff, our Acting Chief Financial Officer and member of our Board of Directors. If we lost the services of Dr. Louro, Mr. Kosoff, or other key employees before we could get qualified replacements, the loss could materially adversely affect our business.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9(A). CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that material information required to be disclosed in our periodic reports filed under the Securities Exchange Act of 1934, as amended, or 1934 Act, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to ensure that such information is accumulated and communicated to our management, including our chief executive officer and acting chief financial officer (principal financial officer) as appropriate, to allow timely decisions regarding required disclosure. During the quarter ended March 31, 2011 we carried out an evaluation, under the supervision and with the participation of our management, including the principal executive officer and the principal financial officer (principal financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13(a)-15(e) under the 1934 Act. Based on this evaluation, because of the Company’s limited resources and limited number of employees, management concluded that our disclosure controls and procedures were ineffective as of March 31, 2011.

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

With the participation of our Chief Executive Officer and Acting Chief Financial Officer (principal financial officer), our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of March 31, 2011 based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on our evaluation and the material weaknesses described below, management concluded that the Company did not maintain effective internal control over financial reporting as of March 31, 2011 based on the COSO framework criteria. Management has identified control deficiencies regarding the lack of segregation of duties and the need for a stronger internal control environment. Management of the Company believes that these material weaknesses are due to the small size of the Company’s accounting staff and reliance on outside consultants for external reporting.  The small size of the Company’s accounting staff may prevent adequate controls in the future, such as segregation of duties, due to the cost/benefit of such remediation.

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

In light of this material weakness, we performed additional analyses and procedures in order to conclude that our consolidated financial statements for the year ended March 31, 2011 included in this Annual Report on Form 10-K were fairly stated in accordance with US GAAP. Accordingly, management believes that despite our material weaknesses, our consolidated financial statements for the year ended March 31, 2011 are fairly stated, in all material respects, in accordance with US GAAP.

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

Limitations on Effectiveness of Controls and Procedures

Our management, including our Chief Executive Officer and Acting Chief Financial Officer (principal financial officer), does not expect that our disclosure controls and procedures or our internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include, but are not limited to, the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Changes in Internal Controls

During the fiscal quarter ended March 31, 2011, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

ITEM 9B. OTHER INFORMATION

None

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following table sets forth certain information with respect to our directors and executive officers.

Name	Age	Position
Joseph J. Louro	55	Chief Executive Officer and Chairman of the Board
William Kosoff	69	Acting Chief Financial Officer and Director
Nicholas S. Maturo	62	Director
Louis Sagar	55	Director

Directors are elected annually and hold office until the next annual meeting of the stockholders of the Company and until their successors are elected. Officers are elected annually and serve at the discretion of the Board of Directors.

Background of Executive Officers and Directors

Dr. Joseph  J. Louro.  Chief Executive Officer and Chairman of the Board. In June of 2011 Dr. Louro joined the Company as Chief Executive Officer and was elected by the Board to serve as Chairman of the Board of Global Investor Services, Inc. on June 22nd, 2011.

Dr. Louro, from 2006 to 2011, served as the CEO and President of LDG-Louro Development Group, a business development company focused on real estate transactions, new construction and downtown development projects as well as foreclosure-bankruptcy turnaround solutions.  From 1981 to  2006, Dr. Louro acted as an international speaker for live seminar educational companies.  Dr. Louro’s topics for physicians and businessmen included success principles, practice management skills and leadership skills.  Dr. Louro also taught staff and employees how to enhance the customers overall experience through first class service.  Dr. Louro was licensed by the State of New Jersey in 1981 by the Board of Medical Examiners to practice as a chiropractor and, has since demonstrated the ability to run multiple offices with an integrated staff of chiropractic, medical and osteopathic physicians while also teaching and consulting.

Nicholas Maturo – Director. From February 2007 to June 2011 Mr. Maturo served as the Chief Executive Officer, President and Chairman of the Board of Global Investor Services, Inc. In June of 2011 Mr. Maturo stepped down from those positions and remains a Director and employee of the Company.  From September 2005 to December 2006 Mr. Maturo was the Chief Executive Officer of EduTrades, Inc., a company that provides educational and training courses for students interested in learning about investing in the stock market and in other financial instruments. From September 2002 until December 2006 Mr. Maturo worked for Whitney Information Network, Inc., the parent of EduTrades, Inc. as its Chief Operating Officer and in 2004 also became its President. From 1981 to 2000, Mr. Maturo was employed at Philip Morris Cos. where he held a number of executive positions in finance, operations and strategy both at home and abroad. When he left Philip Morris, he was Chief Information Officer of Kraft International. Mr. Maturo earned a Bachelor of Commerce degree in finance and economics from McGill University and also completed the Executive General Management Program at McGill University.

William C. Kosoff  – Chief Financial Officer and Director. From September 2006 to February 2007 Mr. Kosoff has been a Director of in various positions with Global Investor Services from Chief Executive Officer, President During the past five years Mr. Kosoff served President  Chief Executive Officer as Vice President of Worldwide Sales and a Director for a public company, Telenetics Corp. under the new Sarbanes-Oxley regimen. From December of 2005 to September 2006, Mr. Kosoff was licensed and active in residential Real Estate in California. In addition, Mr. Kosoff has served as a Director of GISV and Interim President and CEO of GISV while providing consulting services to the Company. Mr. Kosoff received his BA in Physics from California State University in 1978. He was in the high technology industry for 45 years serving in Engineering, Marketing, Sales, and Senior Management positions with Rockwell International from 1960 to 1984. In 1984 he co-founded Telenetics Corp as President and CEO. In 1987 Telenetics became public on NASDAQ and was acquired in 2006 by a private firm. During his tenure with Telenetics he also served as CFO from 1988 to 1991. Mr. Kosoff  earned a Professional Certificate in Accounting from New York University in 2010.

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

On June 29th 2011 Mr. Freedman resigned from the Board citing insufficient time to devote to his position as a Director due to increased demands of a new position of employment.

Our directors are elected for a term of one year and/or until their successors qualified, nominated, and  elected.

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

The Board met formerly a total of three times during fiscal 2011.
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

Section 16(a) Compliance

Section 16(a) of the Securities Exchange Act of 1934, requires our directors, executive officers and persons who own more than 10% of our common stock to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other of our equity securities. During the year ended March 31, 2011, our officers, directors and 10% stockholders made the required filings pursuant to Section 16(a).

ITEM 11. EXECUTIVE COMPENSATION

Directors’ Compensation

Compensation for outside Directors has been set at $25,000 annually plus re-imbursement of reasonable and ordinary expenses. L. Sagar was awarded 500,000 options at $0.06 per share of which 250,000 vested in January 2007 and 250,000 in January 2008.  As of September 23 2010 the Board suspended cash compensation for outside Directors; however,  re-imbursement of reasonable and ordinary expenses will continue to be paid.

Executive Officers’ Compensation

The following table sets forth information concerning the annual and long-term compensation earned by or paid to our Chief Executive Officer and to other persons who served as executive officers as at and/or during the fiscal year ended March 31, 2011or who earned compensation exceeding $100,000 during fiscal year 2011 (the “named executive officers”), for services as executive officers for the last three fiscal years.

Summary Compensation Table

Change in
Pension Value
and Non-
						Non-Equity	Qualified
Name						Incentive	Deferred
and					Option	Plan	Compensation	All Other
Principal	Fiscal	Salary		Bonus	Awards	Compensation	Earnings	Compensation	Total
Position	Year	($)		($)	($)	($)	($)	($)	($)
Nicholas Maturo	2011	59,500	(1)	None		None	None		120,000
CEO
William Kosoff	2011	50,750	(2)	None		None	None		78,000
CFO

(1)
Cash compensation was suspended from April 1, 2010 and resumed at a reduced level beginning in June of 2010.  A total of $59,500 was paid through March 31, 2010.  Deferred Salary was forgiven and not accrued.

(2)
Cash compensation was suspended from April 1, 2010 and resumed at a reduced level beginning in June of 2010.  A total of $50,750 was paid through March 31, 2010.  Deferred Salary was forgiven and not accrued.

Outstanding Equity Awards at Fiscal Year-End Table.

Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)

Nicholas Maturo	None			$
William Kosoff	None

Employment Agreements

On June 22, 2011, Dr. Louro executed an employment agreement with the Company, which was received by the Company on June 24, 2011, pursuant to which he was appointed as the Chief Executive Officer and Chairman of the Company in consideration of an annual salary of $300,000.  If certain performance metrics are achieved, then the base salary shall be increased to $400,000 during year two and $500,000 during year three.  The term of the agreement is for three years which automatically renews for three year periods unless terminated prior to the 90th day following the expiration of the applicable term.  Additionally, Dr. Louro will be eligible for annual cash bonuses equal to at least 50% and up to 100% of his salary subject to recommendation of the Compensation Committee or the Board of Directors.  Dr. Louro will also be entitled to receive incentive bonuses upon the closing of strategic acquisitions, joint ventures or other strategic transactions and/or relationships which are intended to accrue a significant benefit to the Company, as recommended by the Compensation Committee of the Board of Directors or the Board of Directors.  Dr. Louro will also be entitled to receive a special bonus upon the closing of capital funding events, through either public or private offerings, subject to approval by the Board. In addition to the salary and any bonus, Dr. Louro will be entitled to receive health and fringe benefits that are generally available to the Company’s management employees.  As additional compensation, the Company granted Dr. Louro an initial award of 20,000,000 restricted shares of common stock of the Company and has agreed to provide an equity bonus not to exceed an aggregate of 55,000,000 shares for the years ended March 31, 2012, 2013 and 2014 based on certain operational improvements established by the Board.  Dr. Louro will be entitled to receive shares equal to 20% of the operational improvement divided by $0.03.

Dr. Louro has agreed to receive only $1 per year until such time that the Company has sufficient cash flow in order to pay his salary. The salary per the contract will accrue as of June 22, 2011.

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

On February 1, 2009 the Board of Directors and Mr. Maturo agreed to freeze his compensation at $225,000 per year (the “Salary”) until the Company can generate revenues to attain positive cash flow on an ongoing basis and it is deemed feasible to increase the base salary upwards.  The additional salaries contained in the Amended Maturo Agreement over and above the $225,000 annual  rate  are not being accrued.  In June 2011, Mr. Maturo resigned as an officer of the Company.

In April of 2010 salaries to the Executive Officers were put on hold due to capital constraints being experienced by the Company.  Salaries were the resumed at a reduced level in June of 2010.  On December the Executive Officers entered into certain  “Unwinding Agreements” to forgive accrued salaries and to give back stock options previously earned.  Thus the 6,000,000 options for Mr. Maturo were canceled.

On February 6, 2007 the Company entered into a 2 year employment contract with William Kosoff as President and CFO (the “Kosoff Agreement”). Mr. Kosoff remains a Director of the Company and also serves as Treasurer and Secretary of the Corporation. The Kosoff Agreement provides a first year annual salary of $150,000 with annual increases and performance based bonuses. In addition, the Kosoff Agreement awards stock options of 1,500,000 shares with 500,000 vesting upon signing and the balance vesting over the life of the contract. The Kosoff Agreement automatically renewed for a successive 2 year term as of February 6th 2009. On December 31, 2010 Mr. Kosoff entered into an “Unwinding Agreement” with the company wherein he forgave all accrued salary and  returned his stock option earned to date to the Company.

On January 15, 2008 the company entered into employment agreements with key management (“Key Managers”) of the acquired entities of Razor Data, LLC and Investment tools and Training, LLC (ITT) (the “Key Management Agreements”). Each Key Management Agreements provides a base salary to Key Managers of $150,000 plus annual bonuses to be determined by the CEO and the Board of Directors. The Key Management Agreements last for a term of three years and contain severance pay provisions allowing for the remaining annual salary amount of up to three years if terminated by the company without cause, or by one of the Key Managers if for “Good Reason, or six (6) months salary, whichever is greater.” The Key Management Agreements contain Non-Compete covenants as well as provide for ownership of “Inventions” pertaining to the business of the Company. On December 31, 2010 the Key Managers entered into “Unwinding Agreements where all accrued salaries were forgiven.

On January 20, 2011 salaries were reduced to conserve operating capital for Nicholas Maturo, William Kosoff , Ryan Smith and Rhett Andersen.

The key personnel and their respective positions are listed below:

Ryan Smith, Vice President Operations

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table provides information as to shares of common stock beneficially owned as of March 31, 2011 by:

•	each director;

•	each officer named in the summary compensation table;

•	each person owning of record or known by us, based on information provided to us by the persons named below, to own beneficially at least 5% of our common stock; and

•	all directors and executive officers as a group.

Name of Beneficial Owner (1)	Common Stock Beneficially Owned	Percentage of Common Stock (2)
Nicholas S. Maturo(1)	12,142,857	2.28%
William C. Kosoff (1)	7,749,675	1.46%
Louis Sagar(1)	1,861,281	0.35%
Rhett Andersen (Tyvan Enterprises)	33,214,721	6.24%
Secure Acquisition Financial Entity, LP–Wealth Engineering & Associates	51,209,257	9.62%
G. Bart Rice	61,071,667,	11.48
Newsgrade Corporation	38,634,606	10.51%
All Officers and Directors as a group (3 Persons)	21,753,995	4.09%

(1)	Except as otherwise indicated, the address of each beneficial owner is c/o Global Investor Services, Inc., 287 East 950 South, Orem Utah 84058

(2)
Applicable percentage ownership is based on   532,189,633  shares of common stock outstanding as of March 31,2011, together with securities exercisable or convertible into shares of common stock within 60 days of March 31, 2011 for each stockholder. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock that are currently exercisable or exercisable within 60 days of March 31, 2011 are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

No Director, executive officer, affiliate or any owner of record or beneficial owner of more than 5% of any class of voting securities of the Company is a party adverse to the Company or has a material interest adverse to the Company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

None to Report

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth fees billed to us by our auditors, RBSMLLP, during the fiscal years ended March 31, 2011 and 2010 for: (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements, (ii) services by our auditor that are reasonably related to the performance of the audit or review of our financial statements and that are not reported as Audit Fees, (iii) services rendered in connection with tax compliance, tax advice and tax planning, and (iv) all other fees for services rendered.

		March 31, 2011	March 31, 2010
(i)	Audit Fees	$153,992	$163,853
(ii)	Audit Related Fees		-
(iii)	Tax Fees		-
(iv)	All Other Fees		-
	Totals	$153,992	$163,853

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

ITEM 15. EXHIBITS

Number	Description

3.1	Registrant’s Articles of Incorporation (incorporated by reference to Exhibit 3 to the Company’s 10SB12G filed on August 12, 1999).

3.2	Certificate of Amendment to Registrant’s Articles of Incorporation (incorporated by reference to Exhibit 3 to the Company’s 10SB12G filed on August 12, 1999).

3.4	Registrant’s By-Laws (incorporated by reference to Exhibit 3 to the Company’s 10SB12G filed on August 12, 1999).

3.5	Amendment to Articles of Incorporation or by-laws (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed on February 15, 2007)

4.1	Form of Subscription Agreement dated July 7, 2011 (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed on July 13, 2011)

4.2	Form of 8% Secured Convertible Note dated July 7, 2011 (incorporated by reference to Exhibit 4.2 to the Company’s Form 8-K filed on July 13, 2011)

4.3	Form of Common Stock Purchase Warrant dated July 7, 2011 (incorporated by reference to Exhibit 4.3 to the Company’s Form 8-K filed on July 13, 2011)

4.4	Form of Security Agreement dated July 7, 2011 (incorporated by reference to Exhibit 4.4 to the Company’s Form 8-K filed on July 13, 2011)

4.5	Form of Investment Agreement (incorporated by reference to Exhibit 4.4 to the Company’s Form 8-K filed on March 8, 2011)

10.1	Entry into a Material Definitive Agreement (incorporated by reference to Exhibit 10.1to the Company’s Form 8-K filed on February 12, 2007)

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

10.12
Amendment to Allied Global Ventures Convertible Note for $ 1Million dated March 31, 2009 with a conversion stop at , 9.9% of issued and outstanding dated June 28th , 2010 , incorporated by reference to the 10K filed for the fiscal year ending March 31, 2010.

10.13
Employment Agreement by and between Global Investor Services Inc. and Dr. Joseph J. Louro dated June 7, 2011 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on June 29, 2011)

10.14	Letter Agreement by and between Global Investor Services Inc. and Dr. Joseph J. Louro dated June 29, 2011 (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on June 29, 2011)

10.15	Agreement by and between Global Investor Services,Inc., Wealth Engineering LLC, Wealth Engineering and Development Incorporated, Annette Raynor and Mario Romano dated July 12, 2011

31.1	Certification of Principal Executive Officer pursuant to 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLOBAL INVESTOR SERVICES, INC.

Dated: July 14th 2011	By:	/s/ Joseph J. Louro
Joseph J. Louro
Chief Executive Officer
(Principal Executive Officer)

Dated: July 14th 2011	By:	/s/ William Kosoff
William Kosoff
Acting Chief Financial Officer
(Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE
/s/ Joseph J. Louro	Chief Executive Officer and Chairman of the Board	July 14th 2011
Joseph J. Louro	(Principal Executive Officer)

/s/ William Kosoff	Acting Chief Financial Officer and Director	July 14th 2011
William Kosoff	(Principal Financial Officer)

/s/ Nicholas S. Maturo	Director	July 14th 2011
Nicholas S. Maturo

/s/ Louis Sagar	Director	July 14th 2011
Louis Sagar

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2011 AND 2010

FORMING A PART OF ANNUAL REPORT
PURSUANT TO THE SECURITIES EXCHANGE ACT OF 1934

GLOBAL INVESTOR SERVICES, INC.

GLOBAL INVESTOR SERVICES, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors,
Global Investor Services, Inc.
(Formerly TheRetirementSolution.com, Inc.)
New York, New York

We have audited the accompanying consolidated balance sheets of Global Investor Services, Inc. and subsidiaries (formerly TheRetirementSolution.com, Inc., the “Company”) as of March 31, 2011 and 2010 and the related consolidated statements of operations, (deficiency in) stockholders’ equity, and cash flows for each of the years in the two year period ended March 31, 2011. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of March 31, 2011 and 2010, and the results of its operations and its cash flows for each of the two years in the period ended March 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in the Note 2, the Company has suffered recurring losses from operations and has a net accumulated deficiency as of March 31, 2011, which raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to this matter are described in Note 2. The accompanying statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/RBSM LLP
New York, New York
July 14, 2010

GLOBAL INVESTOR SERVICES, INC.
CONSOLIDATED BALANCE SHEETS
MARCH 31, 2011 AND 2010
	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$124,031	$48,828
Deferred costs	48,631	14,880
Employee advances	6,400	6,400
Prepaid expenses (Note 3)	512,759	238,198
Other current assets	1,019	1,233
Total current assets	692,840	309,539

Property, plant and equipment, net of accumulated depreciation of $2,365,439 and $1,711,954 as of March 31, 2011 and 2010, respectively (Note 4)	582,514	1,235,825

Other assets:
Deposits	22,850	21,600
Capitalized financing costs, net of amortization of $9,481 (Note 6)	237,019	-
Customers list, net of accumulated amortization of $499,747 and $367,869 as of March 31, 2011 and 2010, respectively (Note 5)	-	131,878

Total assets	$1,535,223	$1,698,842

LIABILITIES AND DEFICIENCY IN STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued liabilities (Note 7)	$1,420,847	$1,818,855
Deferred revenue	261,260	79,633
Marketing advances (Note 8)	595,700	-
Due to related party (Note 13)	71,739	31,264
Convertible notes payable, current portion (Note 10)	929,518	221,970
Notes payable, current portion (Note 9)	15,000	-
Notes payable, current portion- related party (Note 9)	200,000	200,000
Total current liabilities	3,494,064	2,351,722

Long term debt:
Warrant liability (Note 12)	139,109	625,137
Reset derivative liability (Note 11)	50,957	1,120,476
Notes payable, long term portion (Notes 9 and 10)	347,049	-
Convertible notes payable, long term portion (Note 10)	1,146,352	2,564,439
Convertible notes payable, long term portion-related party (Note 10)	1,000,000	1,000,688
Total long term debt	2,683,467	5,310,740

Total liabilities	6,177,531	7,662,462

DEFICIENCY IN STOCKHOLDERS' EQUITY
Preferred stock, par value: $0.001; 10,000,000 shares authorized, Nil issued and outstanding as of March 31, 2011 and 2010	-	-
Common stock, par value $0.001; 1,500,000,000 and 700,000,000 shares authorized as of March 31, 2011 and 2010, respectively; 652,189,633 and 347,967,310 shares issued and 532,189,633 and 347,967,310 shares outstanding as of March 31, 2011 and 2010, respectively (Note 14)	532,190	347,967
Additional paid in capital	59,936,767	46,472,485
Warrant subscription receivable	(62,917)	-
Subscription received	-	500,000
Common shares to be issued	1,710,000	3,500,000
Accumulated deficit	(66,758,348)	(56,784,072)
Total (deficiency in) stockholders' equity	(4,642,308)	(5,963,620)

Total liabilities and (deficiency in) stockholders' equity	$1,535,223	$1,698,842

The accompanying notes are an integral part of these consolidated financial statements

GLOBAL INVESTOR SERVICES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended March 31,
	2011	2010
Revenue, net:
Subscription revenue	$2,011,305	$1,006,984
Training revenue	712	134,703
Total revenue	2,012,017	1,141,687

Operating costs:
Cost of sales and service	704,200	918,159
Selling, general and administrative	5,561,992	4,733,989
Depreciation and amortization	785,362	937,781
Total operating expenses	7,051,554	6,589,929

Net loss from operations	(5,039,537)	(5,448,242)

Other income (expense):
Loss on change in fair value of warrant and derivative liabilities	(462,562)	(686,613)
Loss on settlement of debt and warrants	(1,028,248)	-
Interest, net	(3,443,715)	(999,001)
Other	(214)	34,784
Total other expense	(4,934,739)	(1,650,830)

Net loss before provision for income taxes	(9,974,276)	(7,099,072)

Income taxes (benefit)	-	-

NET LOSS	$(9,974,276)	$(7,099,072)

(Loss) income per common share-basic and fully diluted	$(0.02)	$(0.02)

Weighted average number of common shares outstanding-basic and fully diluted	438,754,064	329,391,728

The accompanying notes are an integral part of these consolidated financial statements

GLOBAL INVESTOR SERVICES, INC.
CONSOLIDATED STATEMENT OF (DEFICIENCY IN) STOCKHOLDERS' EQUITY
FROM APRIL 1, 2009 THROUGH MARCH 31, 2011

				Additional	Common shares		Warrant
	Stock	Common stock		Paid in	To be issued		Subscription	Accumulated
	Subscription	Shares	Amount	Capital	Shares	Amount	Receivable	Deficit	Total
Balance, April 1, 2009	$500,000	312,214,800	$312,215	$42,071,981	21,600,000	$4,696,878	$-	$(49,685,000)	$(2,103,926)
Common stock issued in April 2009 for accrued payables	-	1,600,000	1,600	48,100	-	-	-	-	49,700
Common stock issued in April 2009 for services rendered	-	400,000	400	23,600	-	-	-	-	24,000
Common stock issued in May 2009 for services rendered	-	1,100,000	1,100	42,900	-	-	-	-	44,000
Common stock issued in July 2009 for services rendered	-	400,000	400	26,600	-	-	-	-	27,000
Common stock issued in July 2009 in settlement of accrued interest	-	825,000	825	48,675	-	-	-	-	49,500
Common stock issued in August 2009 for services rendered	-	400,000	400	14,400	-	-	-	-	14,800
Common stock issued in July 2009 connection with convertible debt	-	3,600,000	3,600	193,278	(3,600,000)	(196,878)	-	-	-
Common stock issued in September 2009 connection acquisition of ITT and Razor	-	4,000,000	4,000	996,000	(4,000,000)	(1,000,000)	-	-	-
Common stock issued in September 2009 for services rendered	-	10,765,000	10,765	567,485	-	-	-	-	578,250
Common stock issued in September 2009 in exchange for convertible debt	-	3,707,770	3,708	367,068	-	-	-	-	370,776
Common stock issued in October 2009 for services rendered	-	200,000	200	9,800	-	-	-	-	10,000
Common stock issued in November 2009 for accrued payables	-	1,500,000	1,500	43,500	-	-	-	-	45,000
Common stock issued in January 2010 for services rendered	-	464,000	464	13,456	-	-	-	-	13,920
Common stock issued in February 2010 for accrued interest	-	2,290,000	2,290	112,210	-	-	-	-	114,500
Common stock issued in March 2010 for deferred compensation	-	3,350,000	3,350	119,750	-	-	-	-	123,100
Common stock issued in March 2010 for accrued interest	-	650,740	650	31,887	-	-	-	-	32,537
Common stock issued in conjunction with the issuance of convertible debt	-	500,000	500	17,521	-	-	-	-	18,021
Fair value of vested options issued to employees	-	-	-	770,759	-	-	-	-	770,759
Fair value of vested options issued to consultants	-	-	-	14,661	-	-	-	-	14,661
Change in fair value of re priced employee options	-	-	-	9,381	-	-	-	-	9,381
Beneficial conversion feature on convertible debt	-	-	-	929,473	-	-	-	-	929,473
Net loss	-	-	-	-	-	-	-	(7,099,072)	(7,099,072)
Balance, March 31, 2010	$500,000	347,967,310	$347,967	$46,472,485	14,000,000	$3,500,000	$-	$(56,784,072)	$(5,963,620)

GLOBAL INVESTOR SERVICES, INC.
CONSOLIDATED STATEMENT OF (DEFICIENCY IN) STOCKHOLDERS' EQUITY
FROM APRIL 1, 2009 THROUGH MARCH 31, 2011

				Additional	Common shares		Warrant
	Stock	Common stock		Paid in	To be issued		Subscription	Accumulated
	Subscription	Shares	Amount	Capital	Shares	Amount	Receivable	Deficit	Total
Balance, April 1, 2010	$500,000	347,967,310	$347,967	$46,472,485	14,000,000	$3,500,000	$-	$(56,784,072)	$(5,963,620)
Common stock issued in April 2010 in exchange for convertible debt	-	1,000,000	1,000	29,000	-	-	-	-	30,000
Common stock issued in June 2010 in exchange for convertible debt and related accrued interest	-	27,526,745	27,527	853,525	-	-	-	-	881,052
Common stock issued in June 2010 in connection acquisition of ITT and Razor	-	8,000,000	8,000	1,992,000	(8,000,000)	(2,000,000)	-	-	-
Common stock issued in June 2010 in exchange for services rendered	-	2,000,000	2,000	155,500	-	-	-	-	157,500
Common stock issued in June 2010 for deferred compensation	-	2,050,000	2,050	49,450	-	-	-	-	51,500
Common stock issued July 2010 in exchange for convertible debt	-	3,846,154	3,846	246,154	-	-	-	-	250,000
Common stock issued in August 2010 in exchange for services rendered	-	5,000,000	5,000	253,000	-	-	-	-	258,000
Common stock issued in September 2010 in exchange for services rendered	-	3,133,334	3,133	123,467	3,400,000	153,000	-	-	279,600
Common stock issued in September 2010 in exchange for convertible debt and related accrued interest	-	34,127,927	34,128	886,581	40,896,141	2,171,257	-	-	3,091,966
Common stock issued in September 2010 in connection with warrant exercise	-	4,783,335	4,784	237,717	6,375,002	318,750	(236,458)	-	324,793
Stock subscription converted to convertible debt	(500,000)	-	-	-	-	-	-	-	(500,000)
Common stock issued in December 2010 in connection with warrant exercise		366,667	367	14,633					15,000
Beneficial conversion feature on convertible debt	-	-	-	1,674,584	-	-	-	-	1,674,584
Initial fair value of reset warrants previously classified outside equity	-	-	-	513,188	-	-	-	-	513,188
Initial fair value of beneficial conversion features previously classified outside equity	-	-	-	1,262,046	-	-	-	-	1,262,046
Fair value of options issued to employees	-	-	-	161,735	-	-	-	-	161,735
Subtotal	$-	439,801,472	$439,802	$54,925,065	56,671,143	$4,143,007	$(236,458)	$(56,784,072)	$2,487,344

GLOBAL INVESTOR SERVICES, INC.
CONSOLIDATED STATEMENT OF (DEFICIENCY IN) STOCKHOLDERS' EQUITY
FROM APRIL 1, 2009 THROUGH MARCH 31, 2011

				Additional	Common shares		Warrant
	Stock	Common stock		Paid in	To be issued		Subscription	Accumulated
	Subscription	Shares	Amount	Capital	Shares	Amount	Receivable	Deficit	Total
Balance forward	-	439,801,472	$439,802	$54,925,065	$56,671,143	$4,143,007	$(236,458)	$(56,784,072)	$2,487,344
Proceeds received from warrant exercises	-	-	-	-	-	-	153,541	-	153,541
Common stock issued in settlement of subscription	-	50,671,143	50,671	2,592,336	(50,671,143)	(2,643,007)	-	-	-
Common stock issued in October 2010 in exchange for services rendered	-	427,000	427	29,463	-	-	-	-	29,890
Common stock issued in November 2010 in exchange for services rendered	-	7,800,000	7,800	421,200	-	-	-	-	429,000
Common stock issued in December 2010 in exchange for services rendered	-	13,499,360	13,499	660,251	-	-	-	-	673,750
Common stock issued in December 2010 in exchange for convertible debt and related accrued interest	-	2,096,680	2,097	120,446	-	-	-	-	122,543
Common stock issued in February 2011 in exchange for services rendered	-	1,100,000	1,100	40,700	-	-	-	-	41,800
Common stock issued in March 2011 in exchange for deferred compensation	-	6,600,000	6,600	231,400	-	-	-	-	238,000
Common stock issued in March 2011 in exchange for services rendered	-	400,000	400	11,600	-	-	-	-	12,000
Common stock issued in exchange for convertible debt and related interest	-	9,793,978	9,794	517,556					527,350
Proceeds received from warrant exercises	-	-	-	-	-	-	20,000	-	20,000
Common stock to be issued for services rendered	-	-	-	-	6,000,000	210,000	-	-	210,000
Contributed capital by shareholders	-	-	-	386,750	-	-	-	-	386,750
Net loss								(9,974,276)	(9,974,276)
Balance, March 31, 2011	$-	532,189,633	$532,190	$59,936,767	12,000,000	$1,710,000	$(62,917)	$(66,758,348)	$(4,642,308)

The accompanying notes are an integral part of these consolidated financial statements

GLOBAL INVESTOR SERVICES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended March 31,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(9,974,276)	$(7,099,072)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	785,362	937,781
Common stock issued for services rendered	1,189,400	711,970
Common stock issued in settlement of current interest	548,671	-
Amortization of debt discount relating to convertible notes payable	2,963,543	409,114
Fair value of vested options issued for services rendered	161,735	785,420
Change in fair value of warrant and derivative liabilities	462,562	686,613
Change in fair value of repriced employee vested options	-	9,381
Amortization of financing costs	9,481	67,962
Loss on settlement of debt and warrants	1,028,248	-
Amortization of deferred compensation	706,079	862,789
(Increase) decrease in:
Deferred costs	(33,751)	2,493
Employee advances	-	150
Other assets	(1,036)	64,526
Increase (decrease) in:
Accounts payable and accrued liabilities	398,395	1,431,324
Deferred revenue	181,627	(28,415)
Net cash used in operating activities:	(1,573,960)	(1,157,964)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash provided by (used in) investing activities:	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from advances	300,475	-
Marketing advances, net of repayments	782,980	-
Proceeds from exercise of warrants	230,208	-
Proceeds from issuance of convertible debt, net	447,500	1,230,970
Repayments of notes payable	(112,000)	-
Proceeds (repayments) of related party advances, net	-	(99,437)
Net cash provided by financing activities	1,649,163	1,131,533

Net increase (decrease) in cash and cash equivalents	75,203	(26,431)
Cash and cash equivalents-beginning of year	48,828	75,259
Cash and cash equivalents-end of year	$124,031	$48,828

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the year for:
Interest	$-	$-
Income taxes	$-	$-
Non cash financing activities:
Common stock issued for in settlement of outstanding payables	$333,400	$377,618
Common stock issued in settlement of convertible debt and related interest	$4,902,911	$18,021
Convertible debt issued in exchange for accrued compensation	$-	$754,473
Notes payable issued in exchange for warrants	$120,000	$-
The accompanying notes are an integral part of these consolidated financial statements

GLOBAL INVESTOR SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011 AND 2010

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

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, ITT and Razor. All significant inter-company transactions and balances have been eliminated in consolidation.

Revenue Recognition

For revenue from product sales and services, the Company recognizes revenue in accordance with Accounting Standards Codification subtopic 605-10, Revenue Recognition (“ASC 605-10”) which requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the selling price is fixed and determinable; and (4) collectability is reasonably assured. Determination of criteria (3) and (4) are based on management's judgments regarding the fixed nature of the selling prices of the products delivered and the collectability of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. The Company defers any revenue for which the product or services has not been delivered or is subject to refund until such time that the Company and the customer jointly determine that the product has been delivered or no refund will be required.

Revenue arises from subscriptions to the websites/software, workshops, online workshops and training and coaching/counseling services where the customers are charged  a monthly subscription fee  for access to the online training and courses and website/data during a given month.  As all the products and services are delivered during the month, the revenues are recognized in the month it is delivered.

GLOBAL INVESTOR SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011 AND 2010

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

Use of Estimates

The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Reclassification

Certain reclassifications have been made in prior year’s financial statements to conform to classifications used in the current year.

GLOBAL INVESTOR SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011 AND 2010

1.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Fair value of financial instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of March 31, 2011 and 2010. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash and accounts payable. Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

As described in Note 19, items recorded or measured at fair value on a recurring basis in the accompanying consolidated financial statements consisted of the warrant liability, reset and debt derivative liabilities. Convertible notes were determined at a net discount rate of 2% per annum for the terms of the notes

Stock-Based Compensation

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

Stock-based compensation expense in connection with options granted to employees and directors for the years ended March 31, 2011 and 2010 was $161,735 and $794,801, respectively.

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

Advertising Costs

The Company expenses advertising costs as incurred. Advertising expense was $1,471,210 and $126,670 for the years ended March 31, 2011 and 2010, respectively.

GLOBAL INVESTOR SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011 AND 2010

1.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Research and Development

The Company accounts for research and development costs in accordance with the Accounting Standards Codification subtopic 730-10, Research and Development (“ASC 730-10”). Under ASC 730-10, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and developments costs are expensed when the contracted work has been performed or as milestone results have been achieved. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred. For the years ended March 31, 2011 and 2010, the Company’s expenditures on research and product development were immaterial.

Impairment of long lived assets

The Company follows Accounting Standards Codification subtopic 360-10, Property, Plant and Equipment (“ASC 360-10”). ASC 360-10 requires that long-lived assets and certain identifiable intangibles held and used by the Company be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Events relating to recoverability may include significant unfavorable changes in business conditions, recurring losses, or a forecasted inability to achieve break-even operating results over an extended period. The Company evaluates the recoverability of long-lived assets based upon forecasted undiscounted cash flows. Should impairment in value be indicated, the carrying value of intangible assets will be adjusted, based on estimates of future discounted cash flows resulting from the use and ultimate disposition of the asset. ASC 360-10 also requires assets to be disposed of is reported at the lower of the carrying amount or the fair value less costs to sell.

Concentrations of Credit Risk

Financial instruments and related items which potentially subject the Company to concentrations of credit risk consist primarily of cash, cash equivalents and trade receivables. The Company places its cash and temporary cash investments with credit quality institutions. At times, such investments may be in excess of the FDIC insurance limit. The Company periodically reviews its trade receivables in determining its allowance for doubtful accounts. There were no trade receivables as of March 31, 2011 and 2010.

Website Development Costs

The Company recognizes website development costs in accordance with Accounting Standards Codification subtopic 350-50, Website Development Costs ("ASC 350-50”). As such, the Company expenses all costs incurred that relate to the planning and post implementation phases of development of its website. Direct costs incurred in the development phase are capitalized and recognized over the estimated useful life. Costs associated with repair or maintenance for the website were included in cost of net revenues in the current period expenses. During the years ended March 31, 2011 and 2010, the Company did not capitalize any costs associated with the website development.

GLOBAL INVESTOR SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011 AND 2010

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

Segment Information

Accounting Standards Codification subtopic Segment Reporting 280-10 (“ASC 280-10”) establishes standards for reporting information regarding operating segments in annual financial statements and requires selected information for those segments to be presented in interim financial reports issued to stockholders. ASC 280-10 also establishes standards for related disclosures about products and services and geographic areas. Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision-making group, in making decisions how to allocate resources and assess performance. The information disclosed herein materially represents all of the financial information related to the Company’s only principal operating segment.

Cash and Cash Equivalents

For purposes of the statement of cash flows, cash includes demand deposits, saving accounts and money market accounts. The Company considers all highly liquid debt instruments with maturities of three months or less when purchased to be cash equivalents.

Comprehensive Income (Loss)

The Company follows Accounting Standards Codification subtopic 220-10, Comprehensive Income (“ASC 220-10”). ASC 220-10 establishes standards for the reporting and displaying of comprehensive income and its components. Comprehensive income is defined as the change in equity of a business during a period from transactions and other events and circumstances from non-owners sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. ASC 220-10 requires other comprehensive income (loss) to include foreign currency translation adjustments and unrealized gains and losses on available for sale securities.

Income Taxes

The Company has adopted Accounting Standards Codification subtopic 740-10, Income Taxes (“ASC 740-10”) which requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statement or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.  Temporary differences between taxable income reported for financial reporting purposes and income tax purposes consist primarily of derivative liability and stock compensation accounting versus basis differences.

GLOBAL INVESTOR SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011 AND 2010

1.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Net Loss per Share

The Company follows Accounting Standards Codification subtopic 260-10, Earnings Per Share (“ASC 260-10”) specifying the computation, presentation and disclosure requirements of earnings per share information. Basic loss per share has been calculated based upon the weighted average number of common shares outstanding. Convertible debt, stock options and warrants have been excluded as common stock equivalents in the diluted loss per share because there effect is anti-dilutive on the computation.

Reliance on Key Personnel and Consultants

The Company has only 28 full-time employees and no part-time employees.  Additionally, there are approximately 6 consultants performing various specialized services.  The Company is heavily dependent on the continued active participation of these current executive officers, employees and key consultants. The loss of any of the senior management or key consultants could significantly and negatively impact the business until adequate replacements can be identified and put in place.

Recent accounting pronouncements

In December 2010, FASB issued ASU No. 2010-29, Business Combinations (Topic 805) “Disclosure of supplementary Pro Forma Information for business combinations”, which specify that if a public entity presents comparative financial statements, the entity should disclosure revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year has occurred as of the beginning of the comparable prior annual reporting period. The amendments in this update also expand the supplemental pro forma disclosures under Topic 805 to include a description of the nature and amount of material, non-recurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. These amendments are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. The Company does not expect the adoption of this ASU will have a material impact on the Company’s consolidated financial statements.

There were various other updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to a have a material impact on the Company's consolidated financial position, results of operations or cash flows.

2. GOING CONCERN MATTERS

The Company’s consolidated financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred significant recurring losses which have resulted in an accumulated deficit of $66,758,348 at March 31, 2011 which raises substantial doubt about the Company’s ability to continue as a going concern.

GLOBAL INVESTOR SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011 AND 2010

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

3.  PREPAID EXPENSES

From time to time, the Company issues shares of its common stock for services to be preformed.  The fair value of the common stock is determined at the date of the contract for services and is amortized ratably over the term of the contract.  As of March 31, 2011 and  2010, prepaid expenses were $512,759 and $238,198, respectively.  During the years ended March 31, 2011 and 2010, the Company charged an aggregate of $706,079 and $862,789, respectively to current period operations.

4. PROPERTY AND EQUIPMENT

The Company’s property and equipment at March 31, 2011 and 2010:

	March 31, 2011	March 31, 2010
Software	$2,920,000	$2,920,000
Computer equipment	4,211	4,211
Office equipment	23,568	23,568
	2,947,779	2,947,779
Less accumulated depreciation	(2,365,265)	(1,711,954)
	$582,514	$1,235,825

Depreciation expense charged to operations amounted to $653,311 and $771,200, respectively, for the years ended March 31, 2011 and 2010.

5. CUSTOMERS LIST

The Company’s customers list at March 31, 2011 and 2010 consist of the following:

	March 31, 2011	March 31, 2010
Customers list	$499,747	$499,747
Less accumulated amortization	(499,747)	(367,869)
	$-0-	$131,878

The Company recorded amortization expense of $131,878 and $166,582, respectively, for each of the years ended March 31, 2011 and 2010.

GLOBAL INVESTOR SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011 AND 2010

6. CAPITALIZED FINANCING COSTS

In connection with the issuance of convertible debt on March 8, 2011 as described below, the Company will issue 6,000,000 shares of its common stock and $36,500 cash for placement services.  The aggregate fair value of the common stock and cash paid of $246,500 is amortized ratably over the term of the convertible note (26 months).

During the year ended March 31, 2011, the Company amortized $9,481 to current period operations.  The 6,000,000 shares of common stock were issued subsequent to the date of the financial statements (see Note 20).

7. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities consisted of the following at March 31, 2011 and 2010:
	March 31, 2011	March 31, 2010
Accounts payable	$802,740	$989,471
Accrued consulting and commissions payable	24,093	24,500
Accrued interest payable	536,029	615,483
Accrued payroll taxes	13,012	11,477
Accrued salaries and wages	44,973	177,924
	$1,420,847	$1,818,855

8. MARKETING ADVANCES

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

During the year ended March 31, 2011, the Company made repayment of $89,308.  Additionally, the Company accreted and charged to operations in the amount of $180,000 as due relating to the Return based on expected payback term.  The balance payable under the Allied marketing including the accumulated accretion was $595,700 at March 31, 2011.

On July 27, 2010, ITT entered into a Marketing Fund Agreement (the “Wealth Agreement”) with Wealth Engineering LLC (“Wealth”) whereby Wealth agreed to invest $100,000 in ITT on a monthly basis. In return for Wealth’s monthly investment, ITT agreed to repay Wealth from the future gross sales revenue derived from ITT’s marketing campaigns in an amount of fifty percent (50%) of the first month’s gross sales and twenty-five percent (25%) of the second and each successive month’s gross sales revenue related to those sales that originated in that particular month and throughout the subscription period. The terms of the Agreement, as agreed to by ITT and Wealth, shall only apply to each month that Wealth funds, in whole or in part, ITT’s media campaign. Moreover, the Agreement is terminable by either ITT or Wealth at any time.  As of March 31, 2011, Wealth funded an aggregate of $630,000 under this agreement.

During the year ended March 31, 2011, the Company made repayment of $226,220 reducing balance payable under the Marketing Fund Agreement to $403,780 as of March 8, 2011.  On March 8, 2011, the Company issued a convertible note (see below) for $650,000 and 2,500,000 shares of common stock in settlement of the July 27, 2010 Marketing Fund Agreement.  The Company recorded a loss of settlement of debt of $333,720 in current period operations.

GLOBAL INVESTOR SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011 AND 2010

9. NOTES PAYABLE

A summary of notes payable at March 31, 2011 and 2010 are as follows:

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

In connection with the issuance of the promissory note payable, the Company issued warrants to purchase its common stock at $0.01 per share for five years. The fair value of the warrants of $101,183 was fully amortized as of March 31, 2011.
On September 30, 2010, the Company issued a unsecured note payable for $127,000 exchanged previously issued convertible notes (see Note 8, Convertible Note #22 and #25) in an aggregate total of $85,000 recording a loss on settlement of debt of $42,000.  The promissory note is payable at 18% per annum and is due in monthly payments through December 2010.  As of March 31, 2011, the Company paid $127,000 plus accrued interest in full settlement.

On September 30, 2010, the Company issued an aggregate of $120,000 promissory notes due five years from issuance at 8% per annum payable at maturity in exchange for the cancellation of 3,000,002 previously issued warrants.  The fair value of the exchanged warrants, approximately equaled the fair value of the issued notes at the date of the exchange.

On February 23, 2011, the Company issued a $15,000 promissory note due March 8, 2011 at 10% per annum payable at maturity in exchange for payment of certain professional fees.  As of March 31, 2011, the promissory note was in default.

On March 31, 2011, the Company issued $227,049 promissory note due March 31, 2013 at 8% per annum in exchange for accrued fees.

At March 31, 2011 and 2010, balances consist of the following:

	March 31, 2011	March 31, 2010
Note payable to related party	$200,000	$200,000
Note payable, due March 8, 2011	15,000	-
Note payable, due March 31, 2013	227,049	-
Notes payable, due September 2015	120,000	-
Total	562,049	200,000
Less: Notes payable, current portion	(215,000)	-
Notes payable, long term portion	$347,049	$-

GLOBAL INVESTOR SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011 AND 2010

10. CONVERTIBLE NOTES

During the year ended March 31, 2011, the Company entered into agreements with certain of its convertible noteholders to induce conversion of notes and exercise of the related warrants.  The offer to the note and warrant holders was based on the nature of the class of securities held by each group. The groups consisted of noteholders from the bridge financing done in 2007, the private placements conducted in 2008, and the note and warrant holders from the latest private placements conducted throughout 2009 through the present period. In general, noteholders who held notes without detachable warrants were offered a bonus of 10% added to their principal plus accrued interest earned to be converted at 50% of their original, stated conversion rate.  Noteholders with Warrants attached were offered a conversion of their notes at the stated rate plus interest with no additional incentive to convert. Secondly they were offered the right to exercise their warrants at a 50% discount with payment in cash, or the conversion of their warrants through redemption by the Company in exchange for a new non convertible promissory note based on the number of warrants owned by each.  All of the note and warrant holders also had the option to keep their current position with their notes and warrants unchanged.

During the year ended March 31, 2011, the Company issued an aggregate of 116,787,625 shares of common stock, valued at $4,634,085, in exchange for convertible notes and accrued unpaid interest.  Total loss in connection with the induced conversion or debt and warrants settlement amounted to $807,028 for the year ended March 31, 2011.

Convertible Note #1

In May 2007, the Company received $50,000 in exchange for a Convertible Note (Note) that matured on August 31, 2007. The Note bears an interest rate of 18% and is convertible into the Company's common stock at the greater of $0.25 per share or 67.5% of the average 10 previous trade days prior to conversion. During the year ended March 31, 2011, the convertible note and all accrued unpaid interest was converted to 1,846,154 shares of common stock. The Company recorded a loss on settlement of debt of $59,428 in the current period operations.

Convertible Note #2

In May 2007, the Company received $50,000 in exchange for a Convertible Note (Note) that matured on August 31, 2007. The Note bears an interest rate of 18% and is convertible into the Company's common stock at the greater of $0.25 per share or 67.5% of the average 10 previous trade days prior to conversion. During the year ended March 31, 2011, the convertible note and all accrued unpaid interest was converted to 1,846,154 shares of common stock. The Company recorded a loss on settlement of debt of $59,428 in the current period operations.

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

GLOBAL INVESTOR SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011 AND 2010

10. CONVERTIBLE NOTES (continued)

$25,000 of the Convertible Note was converted to common stock and during the year ended March 31, 2010, the Company paid $3,030 as principal payment leaving a remaining balance of $21,970.  During the year ended March 31, 2011, the remaining balance of $21,970 and all accrued unpaid interest was converted to 790,310 shares of common stock.

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

During the year ended March 31, 2011, the Company issued 783,333 shares of its common stock in settlement of the convertible note and accrued interest representing an effective conversion rate of $0.075 per share.  The Company recorded a loss on settlement of debt of $17,625 in the current period operations.

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

During the year ended March 31, 2011, the Company issued an aggregate of 7,178,913 shares of common stock in settlement of the convertible note and accrued interest. The Company recorded a loss on settlement of debt of $127,197 in the current period operations.

GLOBAL INVESTOR SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011 AND 2010

10. CONVERTIBLE NOTES (continued)

For the years ended March 31, 2011 and 2010, the Company amortized and wrote off debt discount in the amount of $39,617 and $36,061, respectively, to current period operations as interest expense.

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

For the years ended March 31, 2011 and 2010, the Company amortized $13,115 to current period operations as interest expense.

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

During the year ended March 31, 2011, the Company issued 1,175,000 shares of its common stock in settlement of the convertible note and accrued interest representing an effective conversion rate of $0.046 per share.  The Company recorded a loss on settlement of debt of $28,688 in the current period operations.

For the years ended March 31, 2011 and 2010, the Company amortized and wrote off $5,670 and $5,239 to current period operations as interest expense, respectively.

GLOBAL INVESTOR SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011 AND 2010

10. CONVERTIBLE NOTES (continued)

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

For years ended March 31, 2011 and 2010, the Company amortized $15,738 to current period operations as interest expense.

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

For the years ended March 31, 2011 and 2010, the Company amortized $20,984 to current period operations as interest expense.

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

GLOBAL INVESTOR SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011 AND 2010

10. CONVERTIBLE NOTES (continued)

The total debt discount attributed to the beneficial conversion feature and common stock issued in the amount of $10,938 is charged operations ratably over the note term as interest expense.

During the year ended March 31, 2011, the convertible note and all accrued unpaid interest was converted to 1,712,770 shares of common stock. The Company recorded a loss on settlement of debt of $40,800 in the current period operations.

For the years ended March 31, 2011 and 2010, the Company amortized $5,677 and $5,246 to current period operations as interest expense, respectively.

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

During the year ended March 31, 2011, the Company issued 1,175,000 shares of its common stock in settlement of the convertible note and accrued interest representing an effective conversion rate of $0.046 per share.  The Company recorded a loss on settlement of debt of $28,688 in the current period operations.

For the years ended March 31, 2011 and 2010, the Company amortized and wrote off $5,677 and $5,246 to current period operations as interest expense, respectively.

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

GLOBAL INVESTOR SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011 AND 2010

10. CONVERTIBLE NOTES (continued)

For the years ended March 31, 2011 and 2010, the Company amortized $2,623 to current period operations as interest expense.

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

During the year ended March 31, 2011, the Company issued 3,846,154 shares of its common stock in settlement of the convertible note.

For the years ended March 31, 2011 and 2010, the Company amortized and wrote off $51,207 and $61,281 to current period operations as interest expense, respectively.

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

During the year ended March 31, 2011, the Company issued 675,000 shares of common stock in settlement of the convertible note and accrued interest.

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

GLOBAL INVESTOR SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011 AND 2010

10. CONVERTIBLE NOTES (continued)

On September 30, 2010, the Company entered into an agreement with noteholders to settle the above described note, part of Note # 17 (see below) in the amount of $240,000, and a $550,000 note (see Note # 24 below), an aggregate accrued interest of $333,400, and an aggregate of 13,166,667 warrants previously issued in exchange for 27,446,667 shares of its common stock and a convertible promissory notes in aggregate of $1,826,667; 8% per annum, due September 30, 2015 and convertible at $0.03 per share (See Convertible Notes # 26, below). The Company issued 8,746,667 shares as of September 30, 2010, and the remaining 18,700,000 shares of common stock were issued immediately subsequent to September 30, 2010.  All original embedded derivatives and warrant liabilities in connection with these converted notes were marked to market at the date of this transaction and reclassified to equity (see Notes 11 and 12).

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

The Company allocated proceeds based on the relative fair values of the reset provisions of the debt and warrants, measured at an aggregate of $1,029,000, to the warrant and debt reset provision liabilities and a discount to Convertible Promissory Notes. Subsequent to the initial issuance date, the Company is required to adjust to fair value the warrant and debt reset provision liabilities as an adjustment to current period operations (see Notes 11 and 12).

GLOBAL INVESTOR SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011 AND 2010

10. CONVERTIBLE NOTES (continued)

During the year ended March 31, 2011, the Company issued an aggregate of 25,915,432 shares of its common stock in settlement of $712,000 of the convertible notes and accrued interest, and 3,000,000 of previously issued warrants. The Company also entered into a separate agreement to settle $240,000 of this note (see Note #16).

For the years ended March 31, 2011 and 2010, the Company amortized and wrote off $765,702 and $229,084, respectively, to current period operations as interest expense. After the conversion of the note during the year ended March 31, 2011, the remaining face amount of this note is $77,000 and unamortized debt discount is $34,214.

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

During the year ended March 31, 2011, the Company issued an aggregate of 1,026,400 shares of its common stock in settlement of the convertible note and accrued interest.

For the years ended March 31, 2011 and 2010, the Company amortized and wrote off $27,153 and $2,847, respectively, to current period operations as interest expense.

GLOBAL INVESTOR SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011 AND 2010

10. CONVERTIBLE NOTES (continued)

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

During the year ended March 31, 2011, the Company issued an aggregate of 25,149,101 shares of common stock in settlement the Convertible Promissory Notes.  The Company wrote off the remaining unamortized debt discount of $753,785 to current period operations as interest expense.

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

GLOBAL INVESTOR SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011 AND 2010

10. CONVERTIBLE NOTES (continued)

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

During the year ended March 31, 2011, the Company issued 6,059,002 shares of common stock in settlement of the Convertible Promissory Notes and accrued interest.

During the year ended March 31, 2011, the Company wrote off and amortized debt discount of $174,840 to current period operations as interest expense.

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

During the year ended March 31, 2011, the Company issued 1,000,000 shares of common stock in settlement of $30,000 in Convertible Promissory Notes, accrued unpaid interest, and other fees.

During the year ended March 31, 2011, the Company wrote off and amortized $10,480 to current period operations as interest expense.

Convertible Note # 22

On June 2, 2010, the Company issued a $50,000 Convertible Promissory Note that matures in May 4, 2011. The note bears interest at a rate of 8% and will be convertible into the Company’s common stock at any time at the holder’s option, into common stock at the conversion rate of 60% of the lowest three trading days 10 days prior to notice of conversion.

GLOBAL INVESTOR SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011 AND 2010

10. CONVERTIBLE NOTES (continued)

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

During the year ended March 31, 2011, the Company entered into an agreement in exchange for and cancellation of the above described note and a secondary note (Note #25 below).  The agreement requires the Company to issue a non-convertible promissory note in the amount of $127,000 (see Note 9) plus accrued interest payable in monthly installments through December 15, 2010.  The note was paid off as of March 31, 2011.

During the year ended March 31, 2011, the Company amortized or wrote off $50,000 to current period operations as interest expense.

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

GLOBAL INVESTOR SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011 AND 2010

10. CONVERTIBLE NOTES (continued)

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

During the year ended March 31, 2011, the Company entered into agreements with the noteholders to issue an aggregate of 9,155,568 shares of its common stock in settlement of the $260,000 of convertible notes and accrued interest.

For the year ended March 31, 2011, the Company amortized or wrote off $260,000 to current period operations as interest expense.

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

GLOBAL INVESTOR SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011 AND 2010

10. CONVERTIBLE NOTES (continued)

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

For the year ended March 31, 2011, the Company amortized and wrote off $550,000 to current period operations as interest expense.

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

GLOBAL INVESTOR SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011 AND 2010

10. CONVERTIBLE NOTES (continued)

During the year ended March 31, 2011, the Company entered into an agreement in exchange for and cancellation of the above described note and a secondary note (Note #22 above).  The agreement requires the Company to issue a non-convertible promissory note in the amount of $127,000 (see Note 9) plus accrued interest payable in monthly installments through December 15, 2010.

During the year ended March 31, 2011, the Company amortized or wrote off $35,000 to current period operations as interest expense.

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

During the year ended March 31, 2011, the Company amortized $91,033 to current period operations as interest expense.

Convertible Notes # 27

On March 8, 2011, the Company entered into an Investment Agreement with several accredited investors (the “Investors”) whereby the Investors provided the Company with an aggregate of $365,000 (the “Funding”) to be used for marketing purposes.

The Company is required to make payments to the Investors equal to a percentage of net revenue that varies between 20% to 50% of the Company’s net revenue generated from its marketing program commencing on the 61st day following closing continuing every 30 days through the 26 month following the closing.

In the event that the Company has not made payments equal to 50% of the funding as of the 91st day after the closing (the “Shortfall”), then the Investor, at its sole option, may convert the Shortfall into shares of common stock of the Company by dividing the shortfall by the conversion price. The conversion price shall be determined by multiplying .50 by the closing bid price on the 91st day following the closing, subject to a conversion floor of $0.02 per share. The conversion option shall expire upon the earlier of the Company paying the shortfall in full or the 301st day following the closing.

GLOBAL INVESTOR SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011 AND 2010

10. CONVERTIBLE NOTES (continued)

In the event that the Company has not made payments equal to 100% of the funding as of the 181st day after the closing (the “Second Shortfall”), then the Investor, at its sole option, may convert the Second Shortfall into shares of common stock of the Company by dividing the Second Shortfall by the conversion price (the “Second Conversion Option”). The conversion price shall be determined by multiplying .50 by the closing bid price on the 181st day following the closing, subject to a conversion floor of $0.02 per share. The second conversion option shall expire upon the earlier of the Company paying the Second Shortfall in full or the 301st day following the Closing.

In accordance with ASC 470-20, the Company recognized an imbedded beneficial conversion feature present in Convertible Note #27. The Company allocated a portion of the proceeds equal to the intrinsic value of that feature to additional paid-in capital and a discount against the Convertible Note.

The total debt discount attributed to the beneficial conversion feature and common stock issued in the amount of $273,750 is charged operations ratably over the note term as interest expense.

During the year ended March 31, 2011, the Company amortized $7,950 to current period operations as interest expense.

Convertible Notes # 28

On March 8, 2011, the Company issued a convertible note for $650,000 and 2,500,000 shares of common stock in settlement of the July 27, 2010 Marketing Fund Agreement (See Note 8 above).  The note requires weekly payments of $12,500 commencing on April 1, 2011 through April 30, 2012.

In the event that the Company has not made payments for a total of $150,000 in a three month period, the noteholder may elect to convert the unpaid balance into shares of the Company's common stock. The conversion price shall be determined by multiplying .50 by the closing bid price on the 181st day following the closing, subject to a conversion floor of $0.02 per share.

In connection with the issuance of the Convertible Note, the Company issued 2,500,000 shares of its common stock.

The Company recorded a loss of settlement of debt of $333,720 in current period operations.

In accordance with ASC 470-20, the Company recognized an imbedded beneficial conversion feature present in Convertible Note #28. The Company allocated a portion of the proceeds equal to the intrinsic value of that feature to additional paid-in capital and a discount against the Convertible Note.

The total debt discount attributed to the beneficial conversion feature and common stock issued in the amount of $487,500 is charged operations ratably over the note term as interest expense.

For the year ended March 31, 2011, the Company amortized $26,760 to current period operations as interest expense.

GLOBAL INVESTOR SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011 AND 2010

10. CONVERTIBLE NOTES (continued)

Convertible Notes # 29 (related party)

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

During the year ended March 31, 2011, the officers and employees surrendered their notes to the Company and as such the outstanding liability was reclassified as contributed capital as of March 31, 2011.

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

During the year ended March 31, 2010, the Company converted $333,333 of the remaining $1,333,333 related party notes and related interest into 3,707,770 shares of common stock. The remaining balance of this note was $1,000,000 at March 31, 2011 and 2010.

At March 31, 2011 and 2010, convertible note balances consisted of the following:

GLOBAL INVESTOR SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011 AND 2010

10. CONVERTIBLE NOTES (continued)

	March 31, 2011	March 31, 2010
Convertible note #1	$-	$50,000
Convertible note #2	-	50,000
Convertible note #3	100,000	100,000
Convertible note #4	-	21,970
Convertible note #5, net of unamortized debt discount of $11,841	-	38,159
Convertible note #6, net of unamortized debt discount of $39,617	-	310,383
Convertible note #7, net of unamortized debt discount of $1,078 and $14,193, respectively	123,922	110,807
Convertible note #8, net of unamortized debt discount of $0 and $5,670, respectively	-	44,330
Convertible note #9, net of unamortized debt discount of $1,294 and $17,032, respectively	148,706	132,968
Convertible note #10, net of unamortized debt discount of $1,725 and $22,709, respectively	198,275	177,291
Convertible note #11, net of unamortized debt discount of $5,677	-	44,323
Convertible note #12, net of unamortized debt discount of $0 and $5,677, respectively	-	44,323
Convertible note #13, net of unamortized debt discount of $216 and $2,839, respectively	24,784	22,161
Convertible note #14, net of unamortized debt discount of $0 and $66,486, respectively	-	183,514
Convertible note #15	-	60,000
Convertible note #16	-	1,000,000
Convertible Promissory Notes #17, net of unamortized debt discount of $34,214 and $799,916, respectively	42,786	229,084
Convertible Promissory Notes #18, net of unamortized debt discount of $0 and $27,153, respectively	-	2,847
Convertible Promissory Notes #19, related party, net of unamortized debt discount of $0 and $753,785, respectively	-	688
Convertible Promissory Notes #20, net of unamortized debt discount of $0 and $174,840, respectively	-	160
Convertible Promissory Note #21, net of unamortized debt discount of $7,516 and $17,996, respectively	144,570	164,089
Convertible Promissory Notes #23	-	-
Convertible Promissory Notes #26, net of unamortized debt discount of $822,300 and $0, respectively	1,004,367	-
Convertible Promissory Notes #27, net of unamortized discount of $265,800	99,200	-
Convertible Promissory Note #28, net of unamortized discount of $460,740	189,260
Convertible Promissory Notes #29:
Convertible Promissory Notes, related party	-	-
Convertible promissory notes, related party, net of unamortized debt discount of $-0 and $-0-, respectively	1,000,000	1,000,000
Total	3,075,870	3,787,097
Less: convertible notes payable, current portion	(929,518)	(221,970)
Less: convertible notes payable, related party, current portion	-	-
Convertible notes payable, long term portion	1,146,352	2,564,439
Convertible notes payable, related party, long term portion	$1,000,000	$1,000,688

GLOBAL INVESTOR SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011 AND 2010

11. CONVERTIBLE NOTES DERIVATIVE LIABILITY

As described in Note 10 above, the Company issued Convertible Promissory Notes that contain certain reset provisions. Therefore, in accordance with ASC 815-40, the Company bifurcated the fair value of the reset provision from debt instrument to a liability at the date of issuance.  Subsequent to the initial issuance date, the Company is required to adjust to fair value the reset provision as an adjustment to current period operations.

The Company recorded a gain on change in fair value of reset derivative liability of $400,201for the year ended March 31, 2011and a loss of $427,412 for the year ended March 31,  2010, and reclassified the derivative liability related the converted notes (as described in Note 10) into equity upon settlement and conversion of those notes.

The fair value of the reset liability at March 31, 2011 was determined using the Black Scholes Option Pricing Model with the following assumptions:

Dividend yield:	-0-%
Volatility	165.85%
Risk free rate:	0.30%

At March 31, 2011, the reset derivative liability valued at $50,957, the Company believes an event under the contract that would create an obligation to settle in cash or other current assets in remote and has classified the obligation as a long term liability.

In addition, as described in Note 10 above, the Company issued an 8% Convertible Promissory Notes on June 2, 2010 and July 16, 2010  which contained of embedded derivatives.  The embedded derivatives included certain conversion features.  The accounting treatment of derivative financial instruments required that the Company record the derivatives at their fair values as of the inception date of the Convertible Promissory Notes in the aggregate amount of $643,724 and at fair value as of each subsequent balance sheet date.  Any change in fair value was recorded as non-operating, non-cash income or expense at each reporting date.  If the fair value of the derivatives was higher at the subsequent balance sheet date, the Company recorded a non-operating, non-cash charge.  If the fair value of the derivatives was lower at the subsequent balance sheet date, the Company recorded non-operating, non-cash income.

The Company recorded a loss on change in fair value of debt derivative of $288,015 and $427,412 for the years ended March 31, 2011 and 2010, respectively.

As of March 31, 2011, all Convertible Promissory Notes that included embedded derivatives as described above were exchanged for non convertible promissory notes or converted to the Company's common stock.  Therefore, at the date of the exchange, the Company recorded the derivatives to their fair values and reclassified the aggregate fair values of the debt derivatives at the date of exchange to equity.

12. WARRANT DERIVATIVE LIABILITY

As described in Note 10 above, the Company issued warrants in conjunction with the issuance of Convertible Promissory Notes.  These warrants contain certain reset provisions. Therefore, in accordance with ASC 815-40, the Company reclassified the fair value of the warrant from equity to a liability at the date of issuance.  Subsequent to the initial issuance date, the Company is required to adjust to fair value the warrant as an adjustment to current period operations.

GLOBAL INVESTOR SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011 AND 2010

12. WARRANT DERIVATIVE LIABILITY (continued)

The Company recorded a loss on change in fair value of warrant liability of $174,547 and $259,201 for the years ended March 31, 2011 and 2010, and reclassified warrant liability related to the converted notes (as described in Note 10) into equity upon settlement and conversion of those notes.

The fair values of the warrants at March 31, 2011 were determined using the Black Scholes Option Pricing Model with the following assumptions:

Dividend yield:	-0-%
Volatility	165.85%
Risk free rate:	1.29%

At March 31, 2011, the warrant liability valued at $139,109, the Company believes an event under the contract that would create an obligation to settle in cash or other current assets in remote and has classified the obligation as a long term liability.

13. RELATED PARTY TRANSACTIONS

The Company is periodically advanced noninterest bearing operating funds from related parties and shareholders.  The advances are due on demand. At March 31, 2011 and 2010, due to related party was $71,739 and $31,264, respectively.

As described in Note 10 above, the Company issued an aggregate of $5,000,000 in convertible promissory notes in connection with the acquisition of ITT and Razor during the year ended March 31, 2008.  As of March 31, 2011 and 2010, the outstanding balance was $1,000,000. The note holders are current employees of the Company’s consolidated group. During the year ended March 31, 2011, the Company charged $86,671 as interest expense to current period operations.

As described in Note 10 above, the Company issued an aggregate of $754,473 in convertible promissory notes and 12,574,551 warrants to purchase the Company’s common stock at $0.05 per share (expiring five years from issuance) in exchange for accrued and unpaid salaries to  officers and employees. The notes are convertible into the Company’s common stock at $0.03 per share and are due three years from issuance. During the year ended March 31, 2011, the Company issued an aggregate of 25,149,101 shares of common stock in settlement of the notes.

As described in Note 10 above, the Company issued an aggregate of $386,750 in convertible promissory notes in exchange for accrued and unpaid salaries. The notes are convertible into the Company’s common stock at $0.05 per share and are due two years from issuance.  During the year ended March 31, 2011, the officers and employees surrendered the issued convertible promissory notes.  As such, the Company reclassified the obligation as contributed capital due to related party relationship.

As described in Note 8 above, the Company is under contract with Allied Global Ventures, LLC at March 31, 2011, a shareholder of the Company, whereby the related party provides funds for marketing and promotional activity in exchange for an allocated part of gross revenue from sales of the related corporation’s products and services. Contained within the contract are a minimum number of subscribers the Company is required to maintain to ensure exclusivity.  During the year ended March 31, 2011, the Company repaid an aggregate of $315,528 associated with Allied and Wealth contracts.

GLOBAL INVESTOR SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011 AND 2010

14. CAPITAL STOCK

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

During the year ended March 31, 2011, as described in Note 10 above (Convertible Note #24), the Company issued a convertible promissory note for $550,000 in exchange for the outstanding preferred stock subscription.

Common stock

The Company is authorized to issue 1,500,000,000 shares of common stock with par value $.001 per share. As of March 31, 2011 and 2010, the Company had 652,189,633 shares and 347,967,310 shares of common stock issued and 532,189,633 shares and 347,967,310 shares of common stock outstanding.

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

In September 2010, the Company issued an aggregate of 4,783,335 shares of common stock and accounted for 6,375,002 shares of common stock to be issued in exchange for exercise of warrants.  The Company received proceeds of $41,333 and recorded warrant subscription receivable of $236,458 and loss from induced warrant exercises in the amount of $278,509 (see Note 18, warrants).

GLOBAL INVESTOR SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011 AND 2010

14. CAPITAL STOCK (continued)

In September 2010, the Company deposited 120,000,000 shares of common stock into an escrow account in connection with a Sales Agency Agreement (the “Sales Agreement”) with The Cougar Group (see Note 15). None of the shares have been released from the escrow as of March 31, 2011, therefore the shares were not deemed outstanding and are excluded from the calculation of loss per shares.

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

In February 2011, the Company issued an aggregate of 1,100,000 shares of its common stock for services of $41,800.

In March 2011, the Company issued an aggregate of 7,000,000 shares of its common stock for services of $12,000 and $238,000 for future services as prepaid (deferred) compensation. The deferred compensation is amortized over the service period covered pursuant to the services agreement.

In March 2011, the Company issued an aggregate of 7,293,978 shares of its common stock in exchange for settlement of $200,000 in convertible notes and accrued interest.

In March 2011, the Company issued 2,500,000 shares of its common stock in connection with the issuance of convertible notes (Note 10).

15. COMMITMENTS AND CONTINGENCIES

Employment and Consulting Agreements

The Company has consulting agreements with outside contractors to provide certain marketing and financial advisory services. The Agreements are generally for a term of 12 months from inception and renewable automatically from year to year unless either the Company or Consultant terminates such engagement by written notice.

GLOBAL INVESTOR SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011 AND 2010

15. COMMITMENTS AND CONTINGENCIES (continued)

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

The Company, Cougar and the Law Officers of Stephen M. Fleming PLLC (the “Escrow Agent”) have entered into an Escrow Agreement pursuant to which the TCG Shares were placed in escrow with the Escrow Agent.  Upon payment of the Notes, the Company will direct the TCG Shares in the appropriate amounts.  Further, Cougar and the Company have entered into a Voting Agreement whereby Cougar has appointed Nicholas Maturo and Ryan Smith to vote the TCG Shares as they deem fit at all times while the TCG Shares are held by the Escrow Agent.  Cougar was granted the right to appoint a director to the Company’s Board of Directors.  As of March 31, 2011, Cougar has not met any sales target and no shares have been released from the escrow, therefore neither the note nor the common stock is recorded within the financial statements.

GLOBAL INVESTOR SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011 AND 2010

15. COMMITMENTS AND CONTINGENCIES (continued)

Litigation

On July 16, 2009, a petition for judgment was filed with the Civil Court of the City of New York naming the Company as a defendant relating to property leased by the Company from the defendant for recovery of past due rent payments, interest and legal costs.  In December 2010, the Company settled for $134,848.92 requiring monthly payments of $5,000 until paid.  As of March 31, 2011, the outstanding unpaid balance was $109,849. The Company has accrued their obligations under the lease.

The Company may be subject to legal proceedings and claims which arise in the ordinary course of its business. Although occasional adverse decisions or settlements may occur, the Company believes that the final disposition of such matters should not have a material adverse effect on its financial position, results of operations or liquidity. The Company had no pending legal proceedings or claims other than described above as of March 31, 2011.

16. LOSS PER COMMON SHARE

The following table presents the computation of basic and diluted loss per share for the years ended March 31, 2011 and 2010:

	2011	2010
Net loss available for common shareholders	$(9,974,276)	$(7,099,072)
Loss per share (basic and assuming dilution)	$(0.02)	$(0.02)

Weighted average common shares outstanding
Basic	438,754,064	329,391,728
Fully diluted	550,246,210	437,428,690

Fully-diluted weighted-average common shares outstanding are not utilized in the calculation of loss per common share as the effect would be anti-dilutive, decreasing the reported loss per common share.

17. INCOME TAXES

The Company has adopted Accounting Standards Codification subtopic 740-10, Income Taxes (“ASC 740-10”) which requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statement or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between financial statements and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Temporary differences primarily include stock compensation and other equity-related non-cash charges, capitalized financing costs, the basis difference of derivative liabilities and certain accruals.

At March 31, 2006, the Company has available for federal income tax purposes a net operating loss carry forward of approximately $6,700,000, expiring in the fiscal year 2026, that may be used to offset future taxable income. The Company has not filed its income tax returns since fiscal year ended March 31, 2007, and therefore has not been able to estimate its net operating loss carryforwards for tax purposes as of March 31, 2011. The Company has provided a valuation reserve against the full amount of any net operating loss benefit and will be also for against the net operating losses to be determined for years subsequent to fiscal year ended March 31, 2007, since in the opinion of management based upon the earnings history of the Company; it is more likely than not that the benefits will not be realized. Due to possible significant changes in the Company's ownership, the future use of its existing net operating losses may be limited. All or portion of the remaining valuation allowance may be reduced in future years based on an assessment of earnings sufficient to fully utilize these potential tax benefits.

GLOBAL INVESTOR SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011 AND 2010

17. INCOME TAXES (continued)

The Company files income tax returns in the U.S. Federal jurisdiction, and various state jurisdictions. The Company is no longer subject to U.S. Federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2008.

The Company follows the provision of uncertain tax positions as addressed in FASB Accounting Standards Codification 740-10-65-1. The Company recognized no increase in the liability for unrecognized tax benefits. The Company has no tax position for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. No such interest or penalties were recognized during the periods presented. The Company had no accruals for interest and penalties at March 31, 2011 and 2010. The Company’s utilization of any net operating loss carry forward may be unlikely as a result of the continuing operating losses.

18. STOCK OPTIONS AND WARRANTS

Employee Stock Options

The following table summarizes the changes in employee stock options outstanding and the related prices for the shares of the Company’s common stock issued to employees of the Company under two employee stock option plans. The nonqualified plan adopted in 2007 is for 13,000,000 shares of which 9,500,000 have been granted as of March 31, 2011. The qualified plan adopted in October of 2008 authorizing 25,000,000 shares was approved by a majority of the Shareholders on September 16, 2009. To date 8,500,000 shares have been granted as of March 31, 2011.

The following table summarizes the changes in options outstanding and the related prices for the shares of the Company’s common stock issued to employees of the Company at March 31, 2011:

	Options Outstanding			Options Exercisable
			Weighted		Weighted
		Weighted	Average		Average
		Average	Exercise		Exercise
Range of	Number of	Remaining	Price of	Number of	Price of
Exercise	Shares	Contractual	Outstanding	Shares	Exercisable
Prices	Outstanding	Life (Years)	Options	Exercisable	Options

$0.05	7,000,000	8.50	$0.05	4,000,000	$0.05
0.06	500,000	5.86	0.06	500,000	0.06
	7,500,000	8.33	$0.051	4,500,000	$0.051

GLOBAL INVESTOR SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011 AND 2010

18. STOCK OPTIONS AND WARRANTS (continued)

Employee Stock Options (continued)

Transactions involving stock options issued to employees are summarized as follows:

		Weighted
		Average
	Number of	Exercise
	Shares	Price

Options outstanding at March 31, 2009	9,330,490	$0.388
Granted	8,500,000	0.05
Exercised	-	-
Expired	(1,330,490)	(0.25)
Options outstanding at March 31, 2010	16,500,000	0.056
Granted	-	-
Exercised	-	-
Cancelled	(9,000,000)	(0.06)
Options outstanding at March 31, 2011	7,500,000	$0.051

During the year ended March 31, 2010, the Company granted an aggregate of 8,500,000 options to purchase the Company's common stock with exercise prices from $0.05 to $0.06.  The Company has not granted employee options during the year ended March 31, 2011.

During the year ended March 31, 2010, the Company re-priced certain employee options initially with exercise prices from $0.41 to $0.42 to $0.06 per share with other terms remaining the same.   The fair value of the fully vested re-priced options of $9,381 was charged to operations during the year ended March 31, 2010.

The fair values of the options granted or re-priced during the year ended March 31, 2010 were determined using the Black Scholes option pricing model with the following assumptions:

Dividend yield:	-0-%
Volatility	140.70%
Risk free rate:	3.31%

During the year ended March 31, 2011 officers surrendered 9,000,000 previously issued options.  The remaining unrecognized compensation was charged to current period operations.

Stock-based compensation expense in connection with options granted to employees for the years ended March 31, 2011 and 2010 was $161,735 and $785,420, respectively.

Non-Employee Stock Options

The following table summarizes the changes in options outstanding and the related prices for the shares of the Company’s common stock issued to consultants and non-employees of the Company at March 31, 2011:

GLOBAL INVESTOR SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011 AND 2010

18. STOCK OPTIONS AND WARRANTS (continued)

Non-Employee Stock Options (continued)

	Options Outstanding			Options Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
Exercise	Number	Contractual	Exercise	Number of	Exercise
Prices	Outstanding	Life (Years)	Price	Exercisable	Price
$0.145	500,000	2.20	$0.145	500,000	$0.145
0.42	500,000	5.86	0.42	300,000	0.42
0.25	2,469,135	0.29	0.25	2,469,135	0.25
	3,469,135	1.37	$0.23	3,269,135	$0.26

Transactions involving stock options issued to consultants and non-employees are summarized as follows:

		Weighted
		Average
	Number of	Price
	Shares	Per Share
Options outstanding at March 31, 2009	3,489,135	$0.26
Granted	-
Exercised	-	-
Expired	(20,000)	(0.33)
Options outstanding at March 31, 2010	3,469,135	0.23
Granted	-	-
Exercised	-	-
Cancelled or expired	-	-
Options outstanding at March 31, 2011	3,469,135	$0.26

Warrants

The following table summarizes the changes in warrants outstanding and the related prices for the shares of the Company’s common stock issued to shareholders at March 31, 2011:

	Warrants Outstanding			Warrants Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
Exercise	Number	Contractual	Exercise	Number	Exercise
Price	Outstanding	Life (Years)	Price	Exercisable	Price
$0.01	2,000,000	3.56	$0.01	2,000,000	$0.01
0.05	6,895,836	1.86	0.05	6,895,836	0.05
Total	8,895,836	2.07	$0.041	8,895,836	$0.041

GLOBAL INVESTOR SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011 AND 2010

18. STOCK OPTIONS AND WARRANTS (continued)

Warrants (continued)

Transactions involving the Company’s warrant issuance are summarized as follows:

		Average
	Number of	Price
	Shares	Per Share
Warrants outstanding at March 31, 2009	5,797,500	$0.39
Granted	33,141,225	0.05
Exercised	-	-
Cancelled or expired	(1,750,000)	(0.50)
Warrants outstanding at March 31, 2010	37,188,725	0.07
Granted	13,300,002	0.05
Exercised or converted to debt	27,491,674	(0.05)
Cancelled or expired	(14,101,217)	(0.12)
Warrants outstanding at March 31, 2011	8,895,836	$0.041

On March 31, 2010, warrants of 33,141,225 were issued in connection with the issuance of Convertible Promissory Notes. The warrants are exercisable for five years from the date of issuance at an exercise price of $0.05 per share. The warrants were valued using the Black Sholes option pricing method with the following assumptions: dividend yield $-0-, volatility of 149.90% to 154.99% and risk free rate of 2.24% to 2.55%. As described in Note 11 above, certain of these warrants contain certain reset provisions which require the Company to classify the market value of the warrants outside of equity.

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

During the year ended March 31, 2011, the Company issued an aggregate of 11,325,006 shares of its common stock in exchange for warrants exercised at $0.025 per share. These warrants had original exercise price of $0.05 per share, the Company recorded loss in connection with the induced exercise of warrants in the amount of $283,509. In addition, the Company issued convertible notes in exchange for the cancellation of 16,166,668 warrants exercisable at $0.05 per share (see Note 10, Convertible Note #17 and #26).

During the year ended March 31, 2011, officers and employees surrendered an aggregate of 12,053,717 previously issued warrants exercisable at $0.05 per share. In addition, an aggregate of 2,047,500 warrants expired and cancelled.

GLOBAL INVESTOR SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011 AND 2010

19.  FAIR VALUE MEASUREMENT

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

GLOBAL INVESTOR SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011 AND 2010

19.  FAIR VALUE MEASUREMENT (continued)

	Quoted Prices in Active Markets for Identical Instruments Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Assets at fair Value
Liabilities:
Convertible debt derivative liability	$-	$-	$(50,957)	$(50,957)
Warrant derivative liability	-	-	(139,109)	(139,109)
Total	$-	$-	$(190,066)	$(190,066)

The following table provides a summary of changes in fair value of the Company’s Level 3 financial liabilities as of March 31, 2011:

	Warrant Derivative Liability	Convertible Debt Derivative	Total
Balance, March 31, 2010	$625,137	$1,120,476	$1,745,613
Total (gains) losses
Initial fair value of debt derivative at note issuance	275,608	643,724	919,332
Mark-to-market at December 31, 2010:
- Warrants reset provision	174,547	-	174,547
- Reset provisions relating to debt	-	(400,200)	(400,200)
- Embedded debt derivative	-	688,215	688,215
Transfers out of Level 3 upon conversion and settlement of notes	(936,183)	(2,001,259)	(2,937,441)

Balance, March 31, 2011	$139,109	$50,957	$190,066

Net (loss) for the period included in earnings relating to the liabilities held at March 31, 2011	$(174,547)	$(288,015)	$(462,562)

20. SUBSEQUENT EVENTS

The Company entered into Investment Agreements (the “Agreements”) with several accredited investors (the “Investors”) whereby the Investors provided the Company with an aggregate of $37,500 on April 8, 2011, $50,000 on April 15, 2011, $37,500 on April 21, 2011 and $50,000 on April 29, 2011 (the “Funding”) to be used for marketing purposes.

Under the Agreements, the Company is required to make payments to the Investors equal to a percentage of net revenue that varies between 20% to 50% of the Company’s net revenue generated from its marketing program commencing on the 61st day following closing continuing every 30 days through the 26th month following the closing.

GLOBAL INVESTOR SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011 AND 2010
20. SUBSEQUENT EVENTS (continued)

In the event that the Company has not made payments equal to 50% of the Funding as of the 91st day after the Closing (the “Shortfall”) and each subsequent closing, then the Investor, at its sole option, may convert the Shortfall into shares of common stock of the Company by dividing the Shortfall by the Conversion Price (the “Conversion Option”). The Conversion Price shall be determined by multiplying .50 by the closing bid price as reported by a reliable reporting service on the 91st day following the Closing and each subsequent closing but may not be less than $0.02 per share. The Conversion Option shall expire upon the earlier of the Company paying the Shortfall in full or the 301st day following the Closing and each subsequent closing.

In the event that the Company has not made payments equal to 100% of the Funding as of the 181st day after the Closing (the “Second Shortfall”) and each subsequent closing, then the Investor, at its sole option, may convert the Second Shortfall into shares of common stock of the Company by dividing the Second Shortfall by the Conversion Price (the “Second Conversion Option”). The Conversion Price shall be determined by multiplying .50 by the closing bid price as reported by a reliable reporting service on the 181st day following the Closing and each subsequent closing but may not be less than $0.02 per share. The Second Conversion Option shall expire upon the earlier of the Company paying the Second Shortfall in full or the 301st day following the Closing and each subsequent closing.

In addition, the Company compensated HFP Capital Markets LLC for assisting in the sale of the investment by paying it commissions in the amount of $17,500.

In April 2011 the Company issued 6,000,000 shares of common stock to HFP Capital Markets. LLC and their designees as compensation for providing the marketing funding per the agreements of February 7, 2011.

In April 2011 the Company filed a Schedule 14c with the SEC which increased the authorized common shares from 700,000,000 to 1,500,000,000 shares; established a class of “Blank Check Preferred Stock consisting of 10,000,000 shares; and approved a 25,000,000 share Qualified Employee Stock Option Plan.

In June of 2011 the Company entered into a 3 year employment contract with Joseph J. Louro as Chief Executive Officer and as a condition of his acceptance of this position the Company issued 20,000,000 shares of common stock to Joseph J. Louro as a recruitment bonus for accepting the position of Chief Executive Officer.

In June 2011 the Company issued 3,000,001 shares of common stock to HFP Capital Markets. LLC and their designees as compensation for providing the marketing funding per the agreements of February 7, 2011

In June 2011 the Company converted five defaulted notes payable and interest due of $712,485 into 28,499,400 shares of common stock.

In June of 2011 the Company converted notes payable, an advance from a shareholder, and interest due of $79,000 into 2,991,667 shares of common stock.

In June of 2011 the Company issued 4,000,000 of common stock to the principals of ITT and Razor Data per the acquisition agreements of January 15th 2008 as the agreed anniversary stock award.

In June 2011 the Company issued 1,000,000 shares of registered stock to a vendor for $15,000 in services.

In June of 2011 the Company issued 1,470,668 of registered common stock to employees in lieu of $22,060 in payroll in a voluntary program to exchange a portion of payroll for stock.

In June 2011 the Company issued 3,032,200 shares to consultants for services rendered.

In June 2011 the Company in order to obtain funding for working capital, the Company entered into a Subscription Agreement (the "Agreement") with several accredited investors (collectively, the "Investors") on July 7, 2011 for the sale of (i) $1,200,000 in 8% secured convertible promissory notes (the "Notes") and (ii) common stock purchase warrants (the "Warrants") to purchase 30,000,000 shares of our common stock.  The closing occurred on July 7, 2011 but was deemed to be effective as of June 30, 2011. A total of $1,200,000 was received from the accredited investors.

In July 2011, the Company entered into an Agreement with Wealth Engineering LLC, Wealth Engineering and Development Incorporated, Annette Raynor and Mario Romano (collectively, the “Wealth Parties”) pursuant to which the Company, among other matters, agreed to issue the Wealth Parties 17,500,000 shares of common stock.