Form 10-K/A
period 2011-03-31
Global Investor Services, Inc.
filed 2011-07-19
CIK 862651

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

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act) Yes ☐      No  ☒

As of September 30, 2010, the aggregate market value of the issued and outstanding common stock held by non-affiliates of the registrant, based upon the closing price of the common stock as traded on the OTCBB of $0.045 was approximately $17,455,534.   For purposes of the above statement only, all directors, executive officers and 10% shareholders are assumed to be affiliates.  This determination of affiliate status is not necessarily a conclusive determination for any other purpose.

As of July 14, 2011, there were 602,183,569 shares of common stock (excluding 120,000,000 shares issued and held in Escrow per The Cougar Group, Asian Sales Agency Agreement), par value $.001 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE – None

EXPLANATORY NOTE

This Form 10-K/A is being filed to amend the Annual Report of  Global Investor Services, Inc.  (the “Company”) on Form 10-K for the fiscal year ended March 31, 2011   filed with the Securities & Exchange Commission on July 14, 2011 (“Original Filing”).  Specifically, the Company is filing this Amendment solely to correct an error  in disclosing the  aggregate market value of the voting and non-voting common equity held by non-affiliates as of September 30, 2010 ,  a clerical error in the date of the accountant’s report, and the inclusion of an accountant’s consent.

We have not updated the information contained herein for events occurring subsequent to July 14, 2011, the filing date of the Original Filing.  No other information in the Original Filing is amended hereby.   In addition, the exhibit list in Item 15 of Part IV has not been updated except to include an accountant’s consent and to  reflect currently dated certifications from our Chief Executive Officer and Chief Financial Officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002. This Amendment should be read in conjunction with the Original Filing and our filings made with the SEC subsequent to the Original Filing.

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

In their audit opinion issued in connection with our consolidated balance sheets as of March 31, 2011 and our related consolidated statements of operations, deficiency in stockholders’ equity, and cash flows for the year ended March 31, 2011, our auditors have expressed substantial doubt about our ability to continue as a going concern given our recurring net losses, negative cash flows from operations and the limited amount of funds on our balance sheet.  We have prepared our financial statements on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.  The consolidated financial statements do not include any adjustments that might be necessary should we be unable to continue in existence.

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

The table below outlines revenues and significant operating expenses for comparable periods:

Revenues:

	Year Ended		Year Ended
	March 31, 2011		March 31, 2010		Variance

Subscription revenues	$2,011,305	100%	$1,006,984	88%	$1,004,321	99%
Training revenues	712	%	134,703	12%	(133,991)	(99)%
Total	$2,012,017	100%	$1,141,687	100%	$870,330	76%

 Cost of Revenue:

	Year Ended March 31, 2011		Year Ended March 31, 2010		Variance
Cost of revenue	$704,200	35%	$918,159	80%	(213,959)	(23)%

The increase in Revenue for the year ended March 31, 2011 from the prior year ended March 31, 2010 was due to the increased marketing expenditures during the year which were invested in the restructured Online based business model that provides subscription based services and training through live and recorded webinars and is marketed through a number of On Line media channels. This restructuring to online operations required most of 2009 to complete and in the process the seminar and classroom presentation of training and enlistment of new subscribers was suspended by management until the On Line model was launched in early 2010.

During the year ended March 31, 2011, our cost of sales and service was $704,200 as compared to $918,159 during the year ended March 31, 2010.  The improvement in margin rate is a result of our transition from the higher cost physical seminar and classroom business model to the Company’s On Line based business model, in which the cost of revenue does not proportionally increase as revenue increases, but remains nearly constant for providing the On Line investor education and stock market analysis tools to an increasing, growing subscriber base.

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

10.14	Letter Agreement by and between Global Investor Services Inc. and Dr. Joseph J. Louro dated June 29, 2011 (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on June 29, 2011)

10.15	Agreement by and between Global Investor Services,Inc., Wealth Engineering LLC, Wealth Engineering and Development Incorporated, Annette Raynor and Mario Romano dated July 12, 2011

23.1	Consent of independent registered public accounting firm relating to the S8 Registration on file October 9, 2008 and August 6, 2010.

31.1	Certification of Principal Executive Officer pursuant to 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors,
Global Investor Services, Inc.
(Formerly TheRetirementSolution.com, Inc.)
New York, New York

We have audited the accompanying consolidated balance sheets of Global Investor Services, Inc. and subsidiaries (formerly TheRetirementSolution.com, Inc., the “Company”) as of March 31, 2011 and 2010 and the related consolidated statements of operations, deficiency in stockholders’ equity, and cash flows for each of the years in the two year period ended March 31, 2011. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

/s/RBSM LLP
New York, New York
July 14, 2011

GLOBAL INVESTOR SERVICES, INC.
CONSOLIDATED BALANCE SHEETS
MARCH 31, 2011 AND 2010
	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$124,031	$48,828
Deferred costs	48,631	14,880
Employee advances	6,400	6,400
Prepaid expenses (Note 3)	512,759	238,198
Other current assets	1,019	1,233
Total current assets	692,840	309,539

Property, plant and equipment, net of accumulated depreciation of $2,365,265 and $1,711,954 as of March 31, 2011 and 2010, respectively (Note 4)	582,514	1,235,825

Other assets:
Deposits	22,850	21,600
Capitalized financing costs, net of amortization of $9,481 (Note 6)	237,019	-
Customers list, net of accumulated amortization of $499,747 and $367,869 as of March 31, 2011 and 2010, respectively (Note 5)	-	131,878

Total assets	$1,535,223	$1,698,842

LIABILITIES AND DEFICIENCY IN STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued liabilities (Note 7)	$1,420,847	$1,818,855
Deferred revenue	261,260	79,633
Marketing advances (Note 8)	595,700	-
Due to related party (Note 13)	71,739	31,264
Convertible notes payable, current portion (Note 10)	929,518	221,970
Notes payable, current portion (Note 9)	15,000	-
Notes payable, current portion- related party (Note 9)	200,000	200,000
Total current liabilities	3,494,064	2,351,722

Long term debt:
Warrant liability (Note 12)	139,109	625,137
Reset derivative liability (Note 11)	50,957	1,120,476
Notes payable, long term portion (Notes 9 and 10)	347,049	-
Convertible notes payable, long term portion (Note 10)	1,146,352	2,564,439
Convertible notes payable, long term portion-related party (Note 10)	1,000,000	1,000,688
Total long term debt	2,683,467	5,310,740

Total liabilities	6,177,531	7,662,462

DEFICIENCY IN STOCKHOLDERS' EQUITY
Preferred stock, par value: $0.001; 10,000,000 shares authorized, Nil issued and outstanding as of March 31, 2011 and 2010	-	-
Common stock, par value $0.001; 700,000,000 shares authorized as of March 31, 2011 and 2010; 652,189,633 and 347,967,310 shares issued and 532,189,633 and 347,967,310 shares outstanding as of March 31, 2011 and 2010, respectively (Note 14)	532,190	347,967
Additional paid in capital	59,936,767	46,472,485
Warrant subscription receivable	(62,917)	-
Subscription received	-	500,000
Common shares to be issued	1,710,000	3,500,000
Accumulated deficit	(66,758,348)	(56,784,072)
Total (deficiency in) stockholders' equity	(4,642,308)	(5,963,620)

Total liabilities and (deficiency in) stockholders' equity	$1,535,223	$1,698,842

The accompanying notes are an integral part of these consolidated financial statements

GLOBAL INVESTOR SERVICES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended March 31,
	2011	2010
Revenue, net:
Subscription revenue	$2,011,305	$1,006,984
Training revenue	712	134,703
Total revenue	2,012,017	1,141,687

Operating costs:
Cost of sales and service	704,200	918,159
Selling, general and administrative	5,561,992	4,733,989
Depreciation and amortization	785,562	987,781
Total operating expenses	7,051,554	6,589,929

Net loss from operations	(5,039,537)	(5,448,242)

Other income (expense):
Loss on change in fair value of warrant and derivative liabilities	(462,562)	(686,613)
Loss on settlement of debt and warrants	(1,028,248)	-
Interest, net	(3,443,715)	(999,001)
Other	(214)	34,784
Total other expense	(4,934,739)	(1,650,830)

Net loss before provision for income taxes	(9,974,276)	(7,099,072)

Income taxes (benefit)	-	-

NET LOSS	$(9,974,276)	$(7,099,072)

(Loss) income per common share-basic and fully diluted	$(0.02)	$(0.02)

Weighted average number of common shares outstanding-basic and fully diluted	438,754,064	329,391,728

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

The accompanying notes are an integral part of these consolidated financial statements

GLOBAL INVESTOR SERVICES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended March 31,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(9,974,276)	$(7,099,072)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	785,362	937,781
Common stock issued for services rendered	1,189,400	711,970
Common stock issued in settlement of current interest	548,671	-
Amortization of debt discount relating to convertible notes payable	2,963,543	409,114
Fair value of vested options issued for services rendered	161,735	785,420
Change in fair value of warrant and derivative liabilities	462,562	686,613
Change in fair value of repriced employee vested options	-	9,381
Amortization of financing costs	9,481	67,962
Loss on settlement of debt and warrants	1,028,248	-
Amortization of deferred compensation	706,079	862,789
Changes in operating assets and liabilities:
Deferred costs	(33,751)	2,493
Employee advances	-	150
Other assets	(1,036)	64,526
Accounts payable and accrued liabilities	398,395	1,431,324
Deferred revenue	181,627	(28,415)
Net cash used in operating activities:	(1,573,960)	(1,157,964)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash provided by (used in) investing activities:	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from advances	300,475	-
Marketing advances, net of repayments	782,980	-
Proceeds from exercise of warrants	230,208	-
Proceeds from issuance of convertible debt, net	447,500	1,230,970
Repayments of notes payable	(112,000)	-
Proceeds (repayments) of related party advances, net	-	(99,437)
Net cash provided by financing activities	1,649,163	1,131,533

Net increase (decrease) in cash and cash equivalents	75,203	(26,431)
Cash and cash equivalents-beginning of year	48,828	75,259
Cash and cash equivalents-end of year	$124,031	$48,828

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the year for:
Interest	$-	$-
Income taxes	$-	$-
Non cash financing activities:
Convertible debt issued in exchange for outstanding preferred stock subscription	$550,000	$-
Common stock issued for in settlement of outstanding payables	$333,400	$377,618
Common stock issued in settlement of convertible debt and related interest	$4,902,911	$18,021
Convertible debt issued in exchange for accrued compensation	$-	$754,473
Notes payable issued in exchange for warrants	$120,000	$-
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

Cost of Sales and Service

The cost of sales and service consists of the cost of the data feeds that supply real time and stock market data to the Company’s stock analysis software based tool, external partner commissions and other costs associated with the repair or maintenance of the website.

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

2. GOING CONCERN MATTERS

The Company’s consolidated financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred significant recurring losses which have resulted in an accumulated deficit of $66,758,348 working capital deficiency of $2,801,224 and negative cash flow from operations of $1,573,960 at March 31, 2011 which raises substantial doubt about the Company’s ability to continue as a going concern.

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

Depreciation expense charged to operations amounted to approximately $653,000 and $771,000, respectively, for the years ended March 31, 2011 and 2010.

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

On March 31, 2011, the Company issued $227,049 promissory note due March 31, 2013 at 8% per annum in exchange for accrued fees.

At March 31, 2011 and 2010, balances consist of the following:

	March 31, 2011	March 31, 2010
Note payable to related party	$200,000	$200,000
Note payable, due March 8, 2011	15,000	-
Note payable, due March 31, 2013	227,049	-
Notes payable, due September 2015	120,000	-
Total	562,049	200,000
Less: Notes payable, current portion	(215,000)	(200,000)
Notes payable, long term portion	$347,049	$-

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

The total debt discount attributed to the beneficial conversion feature and common stock issued in the amount of $18,021 is charged to operations ratably over the note term as interest expense.

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

Convertible Note # 24

On July 1, 2010, the Company issued a $550,000 Convertible Promissory Note that matures on June 30, 2013 in exchange for a previously received preferred stock subscription of $500,000. The note bears interest at a rate of 8% and will be convertible into the Company’s common stock at any time at the holder’s option, into common stock at the conversion rate of $.03 per share. Interest will also be converted into common stock at the conversion rate of $.03 per share.

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

GLOBAL INVESTOR SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011 AND 2010

18. STOCK OPTIONS AND WARRANTS (continued)

Warrants (continued)

Transactions involving the Company’s warrant issuance are summarized as follows:

		Average
	Number of	Price
	Shares	Per Share
Warrants outstanding at March 31, 2009	5,797,500	$0.39
Granted	33,141,225	0.05
Exercised	-	-
Cancelled or expired	(1,750,000)	(0.50)
Warrants outstanding at March 31, 2010	37,188,725	0.07
Granted	13,300,002	0.05
Exercised or converted to debt	(27,491,674)	(0.05)
Cancelled or expired	(14,101,217)	(0.12)
Warrants outstanding at March 31, 2011	8,895,836	$0.041

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
Mark-to-market at March 31, 2011:
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

In April 2011, the Company issued 6,000,000 shares of common stock to HFP Capital Markets. LLC and their designees as compensation for providing the marketing funding per the agreements of February 7, 2011.

In April 2011, the Company filed a Schedule 14c with the SEC which increased the authorized common shares from 700,000,000 to 1,500,000,000 shares; established a class of “Blank Check Preferred Stock consisting of 10,000,000 shares; and approved a 25,000,000 share Qualified Employee Stock Option Plan.

In June of 2011, the Company entered into a 3 year employment contract with Joseph J. Louro as Chief Executive Officer and as a condition of his acceptance of this position the Company issued 20,000,000 shares of common stock to Joseph J. Louro as a recruitment bonus for accepting the position of Chief Executive Officer.

In June 2011, the Company issued 3,000,001 shares of common stock to HFP Capital Markets. LLC and their designees as compensation for providing the marketing funding per the agreements of February 7, 2011

In June 2011, the Company converted five defaulted notes payable and interest due of $712,485 into 28,499,400 shares of common stock.

In June of 2011, the Company converted notes payable, an advance from a shareholder, and interest due of $79,000 into 2,991,667 shares of common stock.

In June of 2011, the Company issued 4,000,000 of common stock to the principals of ITT and Razor Data per the acquisition agreements of January 15th 2008 as the agreed anniversary stock award.

In June 2011, the Company issued 1,000,000 shares of registered stock to a vendor for $15,000 in services.

In June of 2011, the Company issued 1,470,668 of registered common stock to employees in lieu of $22,060 in payroll in a voluntary program to exchange a portion of payroll for stock.

In June 2011, the Company issued 3,032,200 shares to consultants for services rendered.

In June 2011, the Company in order to obtain funding for working capital, the Company entered into a Subscription Agreement (the "Agreement") with several accredited investors (collectively, the "Investors") on July 7, 2011 for the sale of (i) $1,200,000 in 8% secured convertible promissory notes (the "Notes") and (ii) common stock purchase warrants (the "Warrants") to purchase 30,000,000 shares of our common stock.  The closing occurred on July 7, 2011 but was deemed to be effective as of June 30, 2011. A total of $1,200,000 was received from the accredited investors.

In July 2011, the Company entered into an Agreement with Wealth Engineering LLC, Wealth Engineering and Development Incorporated, Annette Raynor and Mario Romano (collectively, the “Wealth Parties”) pursuant to which the Company, among other matters, agreed to issue the Wealth Parties 17,500,000 shares of common stock.