Form 10-Q
period 2011-06-30
Global Investor Services, Inc.
filed 2011-08-16
CIK 862651

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ________________ to _______________

000-27019
(Commission file number)

Global Investor Services, Inc.
(Exact name of registrant as specified in its charter)

Nevada	87-0369205
(State or other jurisdiction	(IRS Employer
of incorporation or organization)	Identification No.)

287 East 950 South
Orem Utah 84058

(801) 889-1800
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

 As of August 14, 2011,  there were 619,488,569 shares of common stock (excluding 120,000,000 shares issued and held in Escrow per The Cougar Group, Asian Sales Agency Agreement, and 195,000 shares in treasury), par value $.001 per share, outstanding.

GLOBAL INVESTOR SERVICES, INC.
(FORMERLY THERETIREMENTSOLUTION.COM, INC.)
FORM 10-Q
QUARTERLY PERIOD ENDED JUNE 30, 2011

PART I - FINANCIAL INFORMATION
GLOBAL INVESTOR SERVICES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	March 31,
	2011	2011
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,139,737	$124,031
Deferred costs	36,116	48,631
Employee advances	6,400	6,400
Prepaid expenses	334,924	512,759
Other current assets	1,013	1,019
Total current assets	1,518,190	692,840

Property, plant and equipment, net of accumulated depreciation of $2,418,155 and $2,365,265 as of June 30, 2011 and March 31, 2011, respectively	529,624	582,514

Other assets:
Deposits	19,460	22,850
Capitalized financing costs, net of amortization of $40,290 and $9,481 as of June 30, 2011 and March 31, 2011, respectively	251,579	237,019

Total assets	$2,318,853	$1,535,223

LIABILITIES AND DEFICIENCY IN STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$1,391,889	$1,420,847
Deferred revenue	185,119	261,260
Marketing advances	685,700	595,700
Due to related party	71,739	71,739
Convertible notes payable, current portion	478,074	929,518
Convertible notes payable, current portion-related party	1,000,000	-
Notes payable, current portion	-	15,000
Notes payable, current portion-related party	200,000	200,000
Total current liabilities	4,012,521	3,494,064

Long term debt:
Warrant liability	120,868	139,109
Reset derivative liability	41,008	50,957
Notes payable, long term portion	347,049	347,049
Convertible notes payable, long term portion	1,247,496	1,146,352
Convertible notes payable, long term portion-related party	182	1,000,000
Total long term debt	1,756,603	2,683,467
Total liabilities	5,769,124	6,177,531
DEFICIENCY IN STOCKHOLDERS' EQUITY
Preferred stock, par value: $0.001; 10,000,000 shares authorized, Nil issued and outstanding as of June 30, 2011 and March 31, 2011	-	-
Common stock, par value $0.001; 1,500,000,000 and 700,000,000 shares authorized at June 30, 2011 and March 31, 2011, respectively; 722,183,569 and 652,189,633 shares issued and 601,988,569 (excluding 195,000 in Treasury but not retired) and 532,189,633 shares outstanding as of June 30, 2011 and March 31, 2011, respectively	602,184	532,190
Additional paid in capital	64,675,818	59,936,767
Warrant subscription receivable	(62,917)	(62,917)
Common shares to be issued	500,000	1,710,000
Treasury stock, 195,000 shares	(6,781)	-
Accumulated deficit	(69,158,575)	(66,758,348)
Total deficiency in stockholders' equity	(3,450,271)	(4,642,308)

Total liabilities and deficiency in stockholders' equity	$2,318,853	$1,535,223

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

GLOBAL INVESTOR SERVICES, INC.
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(unaudited)

	Three months ended June 30,
	2011	2010
Revenue, net:
Subscription revenue	$533,162	$332,894
Services Revenue	-	712
Total revenue	533,162	333,606

Operating costs:
Cost of sales and service	203,231	177,765
Selling, general and administrative	1,705,753	1,324,151
Depreciation and amortization	52,717	234,111
Total operating expenses	1,961,701	1,736,027

Net loss from operations	(1,428,539)	(1,402,421)

Other income (expense):
Gain (loss) on change in fair value of warrant and derivative liabilities	28,190	(1,544,679)
Loss on settlement of debt	(579,801)	-
Interest, net	(420,071)	(1,095,057)
Other	(6)	(2)

Net loss before provision for income taxes	(2,400,227)	(4,042,159)

Income taxes (benefit)	-	-

NET LOSS	$(2,400,227)	$(4,042,159)

(Loss) income per common share-basic and fully diluted	$(0.00)	$(0.01)

Weighted average number of common shares outstanding-basic and fully diluted	543,308,479	351,543,799

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

GLOBAL INVESTOR SERVICES, INC.
CONDENSED CONSOLIDATED STATEMENT OF (DEFICIENCY IN) STOCKHOLDERS' EQUITY
FROM APRIL 1, 2011 THROUGH JUNE 30, 2011
(unaudited)

				Additional	Common shares		Warrant
	Stock	Common stock		Paid in	To be issued		Subscription	Treasury	Accumulated
	Subscription	Shares	Amount	Capital	Shares	Amount	Receivable	Stock	Deficit	Total
Balance, March 31, 2011	$-	532,189,633	$532,190	$59,936,767	12,000,000	$1,710,000	$(62,917)	$-	$(66,758,348)	$(4,642,308)
Common stock issued for services rendered and to be rendered	-	33,502,869	33,503	993,700	(6,000,000)	(210,000)	-		-	817,203
Common stock issued in settlement of related party advances, notes payable and convertible debt and related accrued interest	-	31,491,067	31,491	1,342,294	-	-	-		-	1,373,785
Common stock issued in settlement of accounts payable	-	1,000,000	1,000	26,000	-	-	-		-	27,000
Common stock issued in June 2011in connection with acquisition of ITT and Razor	-	4,000,000	4,000	996,000	(4,000,000)	(1,000,000)	-		-	-
Initial fair value of beneficial conversion features relating to convertible notes	-	-	-	1,354,083						1,354,083
Fair value of options issued to employees	-	-	-	26,974						26,974
Acquisition of treasury stock	-	-	-	-	-	-	-	(6,781)	-	(6,781)
Net loss	-	-	-	-	-	-	-	-	(2,400,227)	(2,400,227)
Balance, June 30, 2011	$-	602,183,569	$602,184	$64,675,818	2,000,000	$500,000	$(62,917)	$(6,781)	$(69,158,575)	$(3,450,271)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

GLOBAL INVESTOR SERVICES, INC.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(unaudited)

	Three months ended June 30,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,400,227)	$(4,042,159)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	52,717	234,111
Common stock issued for services rendered	687,827	157,500
Amortization of debt discount relating to convertible notes payable	313,695	949,826
Fair value of vested options issued for services rendered	26,974	32,357
Change in fair value of warrant and derivative liabilities	(28,190)	1,544,680
Amortization of financing costs	100,440	-
Loss on settlement of debt	579,801	-
Accretion of marketing agreement	90,000	-
Amortization of deferred compensation	244,210	98,978
Changes in operating assets and liabilities:
Deferred costs	12,515	734
Other assets	3,396	2
Accounts payable and accrued liabilities	100,200	371,841
Deferred revenue	(76,141)	13,626
Net cash used in operating activities:	(292,783)	(638,504)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash provided by (used in) investing activities:	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Acquisition of treasury shares	(6,781)	-
Proceeds from issuance of convertible debt, net	1,425,000	50,000
Repayments of notes payable	(159,730)	-
Proceeds from related party advances, net of repayments	50,000	628,500
Net cash provided by financing activities	1,308,489	678,500

Net increase in cash and cash equivalents	1,015,706	39,996
Cash and cash equivalents-beginning of period	124,031	48,828
Cash and cash equivalents-end of period	$1,139,737	$88,824

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$-	$-
Income taxes	$-	$-
Non cash financing activities:
Common stock issued in settlement of related party advances, notes payable and convertible debt and related interest	$793,984	$911,052
Beneficial conversion feature attributable to convertible debentures	$1,354,083	$-
Common stock issued for in settlement of outstanding payables	$27,000	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

GLOBAL INVESTOR SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. However, the results from operations for the three months ended June 30, 2011, are not necessarily indicative of the results that may be expected for the year ending March 31, 2012. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated March 31, 2011 financial statements and footnotes thereto included in the Company's Form 10-K/A filed with the SEC.

The condensed consolidated financial statements as of March 31, 2011 have been derived from the audited consolidated financial statements at that date but do not include all disclosures required by the accounting principles generally accepted in the United States of America.

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

GLOBAL INVESTOR SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011

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

GLOBAL INVESTOR SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011

Fair value of financial instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of June 30, 2011 and 2010. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash and accounts payable. Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

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

For the three months ended June 30, 2011 and 2010, the Company did not grant stock options to employees. The fair value of options granted in previous years vesting during the three months ended June 30, 2011 and 2010 of $26,974 and $32,357, respectively was recorded as a current period charge to earnings.

Net Loss per Share

The Company has adopted Accounting Standards Codification subtopic 260-10, Earnings Per Share (“ASC 260-10”) specifying the computation, presentation and disclosure requirements of earnings per share information. Basic loss per share has been calculated based upon the weighted average number of common shares outstanding. The Company excluded 173,497,275 and 81,054,529 shares of common stock equivalents, that would be resulted from conversion of convertible debt, or exercise of stock options and warrants, from the diluted loss per share because their effect is anti-dilutive on the computation for the three months ended June 30, 2011 and 2010, respectively.

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

Recent accounting pronouncements

There were various updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to a have a material impact on the Company's consolidated financial position, results of operations or cash flows.

GLOBAL INVESTOR SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011

2. GOING CONCERN MATTERS

The Company’s unaudited condensed consolidated financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred significant recurring losses which have resulted in an accumulated deficit of $69,158,575, net loss from operations of $1,428,539 and net cash used in operations of $292,783 at June 30, 2011 which raises substantial doubt about the Company’s ability to continue as a going concern.

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

3.  PREPAID EXPENSES

From time to time, the Company issues shares of its common stock for services to be performed.  The fair value of the common stock is determined at the date of the contract for services and is amortized ratably over the term of the contract.  As of June 30, 2011 and March 31, 2011, prepaid expenses were $334,924 and $512,759, respectively.  During the three months ended June 30, 2011 and 2010, the Company charged an aggregate of $244,210 and $98,978, respectively, to operations.

4. PROPERTY AND EQUIPMENT

The Company’s property and equipment at June 30, 2011 and March 31, 2011:

	June 30, 2011 (Unaudited)	March 31, 2011
Software	$2,920,000	$2,920,000
Computer equipment	4,211	4,211
Office equipment	23,568	23,568
	2,947,779	2,947,779
Less accumulated depreciation	(2,418,155)	(2,365,265)
	$529,624	$582,514

5. CAPITALIZED FINANCING COSTS

In connection with the issuance of convertible debt on March 8, 2011 and April 29, 2011 as described below, the Company issued an aggregate of 9,000,000 shares of its common stock and $61,500 cash for placement services.  The aggregate fair value of the common stock and cash paid of $361,500 is amortized ratably over the term of the convertible note (26 months).

GLOBAL INVESTOR SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011

During the three months ended June 30, 2011, the Company amortized and wrote off $100,440 and charged to interest and financing expense.

6. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities consisted of the following at June 30, 2011 and March 31, 2011:

	June 30, 2011 (Unaudited)	March 31, 2011
Accounts payable	$807,505	$802,740
Accrued consulting and commissions payable	9,500	24,093
Accrued interest payable	525,920	536,029
Accrued payroll taxes	8,462	13,012
Accrued salaries and wages	40,502	44,973
	$1,391,889	$1,420,847

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

During the year ended March 31, 2011, the Company made repayment of $34,300.  Additionally, the Company accreted and charged $90,000 to operations for the three months ended June 30, 2011 and $270,000 cumulative due relating to the Return based on expected payback term.    The balance payable under the Allied marketing including the accumulated accretion was $685,700 at June 30, 2011.

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

During the year ended March 31, 2011, the Company made repayment of $226,220 reducing balance payable under the Marketing Fund Agreement to $403,780 as of March 8, 2011.  On March 8, 2011, the Company issued a convertible note (see below) for $650,000 and 2,500,000 shares of common stock in settlement of the July 27, 2010 Marketing Fund Agreement.  The Company recorded a loss of settlement of debt of $333,720 during the year ended March 31, 2011 as a charge against operations.

GLOBAL INVESTOR SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011

8. NOTES PAYABLE

A summary of notes payable at June 30, 2011 and March 31, 2011 are as follows:

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

In connection with the issuance of the promissory note payable, the Company issued warrants to purchase its common stock at $0.01 per share for five years. The fair value of the warrants of $101,183 was fully amortized as of June 30, 2011.

On February 23, 2011, the Company issued a $15,000 promissory note due March 8, 2011 at 10% per annum payable at maturity in exchange for payment of certain professional fees.  On May 24, 2011, the Company amended the promissory note to a convertible promissory note due July 1, 2011.  The convertible promissory note is convertible at the greater of 50% of the ten day average closing price prior to conversion or $0.02.  On June 23, 2011, the Company issued 825,000 shares of its common stock in settlement of principal and accrued interest under this note.

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

At June 30, 2011 and March 31, 2011, balances consist of the following:

	June 30, 2011 (Unaudited)	March 31, 2011
Note payable to related party	$200,000	$200,000
Note payable, due March 8, 2011	-	15,000
Note payable, due March 31, 2013	227,049	227,049
Notes payable, due September 2015	120,000	120,000
Total	547,049	562,049
Less: Notes payable, current portion – related party	(200,000)	(215,000)
Notes payable, long term portion	$347,049	$347,049

GLOBAL INVESTOR SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011

9. CONVERTIBLE NOTES

During the three months ended June 30, 2011, the Company entered into agreements with an aggregate of $600,000 of its convertible note holders, currently in default, to induce conversion of notes.  The offer to the note holders was a reduction in the conversion price from $0.10 per share (as amended) to $0.025 per share for the principal and related accrued interest.

During the three months ended June 30, 2011, the Company issued an aggregate of 28,999,400 shares of common stock, valued at $702,485, in exchange for convertible notes and accrued unpaid interest.  Total loss in connection with the induced conversion of debt settlement amounted to $579,801 for the three months ended June 30, 2011.

Convertible Note #1

In May 2007, the Company received $100,000 in exchange for a Convertible Note (Note) that originally matured on August 31, 2007. The Note bears an interest rate of 18%. The Company reached a settlement to issue common stock by no later than December 8, 2008 at the average price back 90 days. The shares were not issued at the time.  On June 30, 2011, the Company issued 5,482,680 shares of common stock in settlement of the note and accrued interest. In connection with the settlement, the Company recorded a $113,724 loss on settlement in current period operations.

Convertible Note #2

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

In accordance with ASC 470-20, the Company recognized an imbedded beneficial conversion feature present in the Convertible Note. The Company allocated a portion of the proceeds equal to the intrinsic value of that feature to additional paid-in capital and a discount against the Convertible Note.

The total debt discount attributed to the beneficial conversion feature and common stock issued in the amount of $27,344 is charged to operations ratably over the note term as interest expense.

On June 30, 2011, the Company issued 5,770,800 shares of common stock in settlement of the note and accrued interest. In connection with the settlement, the Company recorded a $116,859 loss on settlement in current period operations.

Convertible Note #3

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

In accordance with ASC 470-20, the Company recognized an imbedded beneficial conversion feature present in the Convertible Note. The Company allocated a portion of the proceeds equal to the intrinsic value of that feature to additional paid-in capital and a discount against the Convertible Note.

The total debt discount attributed to the beneficial conversion feature and common stock issued in the amount of $32,813 is charged to operations ratably over the note term as interest expense.

GLOBAL INVESTOR SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011

On June 30, 2011, the Company issued 6,925,000 shares of common stock in settlement of the note and accrued interest. In connection with the settlement, the Company recorded a $140,231 loss on settlement in current period operations.

Convertible Note #4

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

In accordance with ASC 470-20, the Company recognized an imbedded beneficial conversion feature present in the Convertible Note. The Company allocated a portion of the proceeds equal to the intrinsic value of that feature to additional paid-in capital and a discount against the Convertible Note.

The total debt discount attributed to the beneficial conversion feature and common stock issued in the amount of $43,750 is charged to operations ratably over the note term as interest expense.

 On June 30, 2011, the Company issued 9,166,720 shares of common stock in settlement of the note and accrued interest. In connection with the settlement, the Company recorded a $185,614 loss on settlement in current period operations.

Convertible Note #5

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

In accordance with ASC 470-20, the Company recognized an imbedded beneficial conversion feature present in the Convertible Note. The Company allocated a portion of the proceeds equal to the intrinsic value of that feature to additional paid-in capital and a discount against the Convertible Note.

The total debt discount attributed to the beneficial conversion feature and common stock issued in the amount of $5,469 is charged to operations ratably over the note term as interest expense.

On June 30, 2011, the Company issued 1,154,200 shares of common stock in settlement of the note and accrued interest. In connection with the settlement, the Company recorded a $23,373 loss on settlement in current period operations.

 Convertible Promissory Notes #6

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

GLOBAL INVESTOR SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011

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

During the year ended March 31, 2011, the Company issued an aggregate of 25,915,432 shares of its common stock in settlement of $712,000 of the convertible notes and accrued interest, and 3,000,000 of previously issued warrants. The Company also entered into a separate agreement to settle $240,000 of this note.

For the three months ended June 30, 2011 and 2010, the Company amortized and wrote off $6,393 and $85,437, respectively, to current period operations as interest expense. After the conversion of the note during the year ended March 31, 2011, the remaining face amount of this note is $77,000 and unamortized debt discount is $27,821 as of June 30, 2011.

Convertible Note #7

On March 31, 2010, the Company issued a $182,085 Convertible Note that matures in May 2013 in exchange for a Convertible Note previously matured. The Note bears interest at a rate of 8% and will be convertible into 3,641,700 shares of the Company’s common stock, at a conversion rate of $.05 per share. Interest will also be converted into common stock at the conversion rate of $.05 per share.

In accordance with ASC 470-20, the Company recognized an imbedded beneficial conversion feature present in the Convertible Note. The Company allocated a portion of the proceeds equal to the intrinsic value of that feature to additional paid-in capital and a discount against the Convertible Note.

The total debt discount attributed to the beneficial conversion feature and common stock issued in the amount of $18,021 is charged to operations ratably over the note term as interest expense.

During the year ended March 31, 2011, the Company issued 1,000,000 shares of common stock in settlement of $30,000 in Convertible Promissory Notes, accrued unpaid interest, and other fees.

GLOBAL INVESTOR SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011

During the three months ended June 30, 2011 and 2010, the Company amortized and wrote off $1,874 and $4,839, respectively, to current period operations as interest expense.

Convertible Notes # 8

On September 30, 2010, the Company entered into an agreement with a note holder to issue an aggregate of 27,446,667 shares of its common stock and a convertible promissory note in the amount of $1,826,667 in exchange for and cancellation of previously issued notes, accrued unpaid interest, and  an aggregate of 13,166,667 previously granted warrants.  The Convertible Promissory note bear  8% interest per annum, matures September 30, 2015, and are convertible into the Company's common stock at any time at the holder’s option, into common stock at the conversion rate of $.03 per share. Interest will also be converted into common stock at the conversion rate of $.03 per share.

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

During the three months ended June 30, 2011, the Company amortized $45,517 to current period operations as interest expense.

Convertible Notes # 9

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

In accordance with ASC 470-20, the Company recognized an imbedded beneficial conversion feature present in the Convertible Note. The Company allocated a portion of the proceeds equal to the intrinsic value of that feature to additional paid-in capital and a discount against the Convertible Note.

GLOBAL INVESTOR SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011

The total debt discount attributed to the beneficial conversion feature and common stock issued in the amount of $273,750 is charged operations ratably over the note term as interest expense.

During the three months ended June 30, 2011, the Company paid $107,229 towards the principal of the notes.

During the three months ended June 30, 2011, the Company amortized and wrote off $100,299 to current period operations as interest expense.

Convertible Notes # 10

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

In accordance with ASC 470-20, the Company recognized an imbedded beneficial conversion feature present in the Convertible Note. The Company allocated a portion of the proceeds equal to the intrinsic value of that feature to additional paid-in capital and a discount against the Convertible Note.

The total debt discount attributed to the beneficial conversion feature and common stock issued in the amount of $487,500 is charged operations ratably over the note term as interest expense.

For the three months ended June 30, 2011, the Company amortized $134,539 to current period operations as interest expense.

 Convertible Notes # 11

On April 29, 2011, the Company entered into an Investment Agreement with several accredited investors (the “Investors”) whereby the Investors provided the Company with an aggregate of $250,000 (the “Funding”) to be used for marketing purposes.

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

GLOBAL INVESTOR SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011

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

In accordance with ASC 470-20, the Company recognized an imbedded beneficial conversion feature present in the Convertible Note. The Company allocated a portion of the proceeds equal to the intrinsic value of that feature to additional paid-in capital and a discount against the Convertible Note.

The total debt discount attributed to the beneficial conversion feature and common stock issued in the amount of $145,833 is charged operations ratably over the note term as interest expense.

During the three months ended June 30, 2011, the Company amortized $11,416 to current period operations as interest expense.

 Convertible Notes # 12

On June 30, 2011, the Company issued $1,200,000 in Convertible Promissory Notes ($200,000 related party) that matures June 30, 2014. The Promissory Notes bear interest at a rate of 8% and will be convertible into 60,000,000 shares of the Company’s common stock, at a conversion rate of $.02 per share. Interest will also be converted into common stock at the conversion rate of $.02 per share. In connection with the issuance of the Convertible Promissory Notes, the Company issued 30,000,000 warrants to purchase the Company’s common stock at $0.03 per share over five years (see Note 15).

In accordance ASC 470-20, the Company recognized an embedded beneficial conversion feature present in the note. The Company allocated a portion of the proceeds equal to the intrinsic value of that feature to additional paid-in capital. The Company recognized and measured an aggregate of $735,334 of the proceeds, which is equal to the intrinsic value of the embedded beneficial conversion feature, to additional paid-in capital and a discount against the note. The debt discount attributed to the beneficial conversion feature is amortized over the note’s maturity period (three years) as interest expense.

In connection with the issuance of the promissory notes, the Company issued detachable warrants granting the holder the right to acquire an aggregate of 30,000,000 shares of the Company’s common stock at $0.03 per share. The warrants expire five years from the issuance. In accordance with ASC 470-20, the Company recognized the value attributable to the warrants in the amount of $464,666 to additional paid in capital and a discount against the note. The Company valued the warrants in accordance with ASC 470-20 using the Black-Scholes pricing model and the following assumptions: contractual terms of 5 years, an average risk free interest rate of 1.76%, a dividend yield of 0%, and volatility of 166.12%. The debt discount attributed to the value of the warrants issued is amortized over the note’s maturity period (three years) as interest expense.

The Company allocated proceeds based on the relative fair values of the conversion provisions of the debt and warrants, measured at an aggregate of $1,200,000, to the warrant and debt conversion provision liabilities and a discount to Convertible Promissory Notes.

For the three months ended June 30, 2011, the Company amortized $1,095 to current period operations as interest expense.

GLOBAL INVESTOR SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011

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

During the year ended March 31, 2010, the Company converted $333,333 of the remaining $1,333,333 related party notes and related interest into 3,707,770 shares of common stock. The remaining balance of this note was $1,000,000 at June 30, 2011 and March 31, 2011.

At June 30, 2011 and March 31, 2011, convertible note balances consisted of the following:

	June 30, 2011 (Unaudited)	March 31, 2011
Convertible note #1	$-	$100,000
Convertible note #2, net of unamortized debt discount of $1,078	-	123,922
Convertible note #3, net of unamortized debt discount of $1,294	-	148,706
Convertible note #4, net of unamortized debt discount of $1,725	-	198,275
Convertible note #5, net of unamortized debt discount of $216	-	24,784
Convertible Promissory Notes #6, net of unamortized debt discount of $27,823 and $34,214, respectively	49,177	42,786
Convertible Promissory Note #7, net of unamortized debt discount of $5,642 and $7,516, respectively	146,444	144,570
Convertible Promissory Notes #8, net of unamortized debt discount of $776,784 and $822,300 respectively	1,049,884	1,004,367
Convertible Promissory Notes #9, net of unamortized discount of $165,501 and $265,800, respectively	92,270	99,200
Convertible Promissory Note #10, net of unamortized discount of $326,201 and $460,740, respectively	271,299	189,260
Convertible Promissory Notes #11, net of unamortized discount of $134,417	115,583	-
Convertible Promissory Notes #12, net of unamortized discount of $1,198,905	1,095	-
Convertible promissory notes, related party, net of unamortized debt discount of $-0 and $-0-, respectively	1,000,000	1,000,000
Total	2,725,752	3,075,870
Less: convertible notes payable, current portion	(478,074)	(929,518)
Less: convertible notes payable, related party, current portion	(1,000,000)	-
Convertible notes payable, long term portion	1,247,496	1,146,352
Convertible notes payable-related party, net of discount, long term portion	$182	$1,000,688

GLOBAL INVESTOR SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011

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

The Company recorded a gain on change in fair value of reset derivative liability of $9,949 for the three months ended June 30, 2011and a loss of $993,531 for the three months ended June 30, 2010.

The fair value of the reset liability at June 30, 2011 was determined using the Black Scholes Option Pricing Model with the following assumptions:

Dividend yield:	-0-%
Volatility	166.12%
Risk free rate:	0.19%

At June 30, 2011, the reset derivative liability valued at $41,008, the Company believes an event under the contract that would create an obligation to settle in cash or other current assets in remote and has classified the obligation as a long term liability.

11. WARRANT DERIVATIVE LIABILITY

As described in Note 9 above, the Company issued warrants in conjunction with the issuance of Convertible Promissory Notes.  These warrants contain certain reset provisions. Therefore, in accordance with ASC 815-40, the Company reclassified the fair value of the warrant from equity to a liability at the date of issuance.  Subsequent to the initial issuance date, the Company is required to adjust to fair value the warrant as an adjustment to current period operations.

The Company recorded a gain on change in fair value of warrant liability of $18,241 for the three months ended June 30, 2011 and a loss of $517,017 for the three months ended June 30, 2010.

The fair values of the warrants at June 30, 2011 were determined using the Black Scholes Option Pricing Model with the following assumptions:

Dividend yield:	-0-%
Volatility	166.12%
Risk free rate:	0.81%

At June 30, 2011, the warrant liability valued at $120,868, the Company believes an event under the contract that would create an obligation to settle in cash or other current assets in remote and has classified the obligation as a long term liability.

12. RELATED PARTY TRANSACTIONS

The Company is periodically advanced noninterest bearing operating funds from related parties and shareholders.  The advances are due on demand. At June 30, 2011 and March 31, 2011, due to related party was $71,739.

During the three months ended June 30, 2011, Dr. Joseph J Louro, our Chief Executive Officer, advanced $50,000 to the Company for working capital purposes. On June 6, 2011, the Company issued 1,666,667 shares of common stock in settlement of the loan of $50,000 and accrued interest of $12,500.

GLOBAL INVESTOR SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011

As described in Note 9 above, the Company issued an aggregate of $5,000,000 in convertible promissory notes in connection with the acquisition of ITT and Razor during the year ended March 31, 2008.  As of June 30, 2011 and March 31, 2011, the outstanding balance was $1,000,000. The note holders are current employees of the Company’s consolidated group. During the three months ended June 30, 2011, the Company charged $20,000 as interest expense to current period operations.

As described in Note 9 above, on June 30, 2011, the Company issued a $200,000 convertible promissory note with interest at 8% per annum, due June 30, 2014.  The note is convertible into the Company's common stock at $0.02 per share. In connection with the issuance of the note, the Company issued 5,000,000 warrants to purchase the Company’s common stock at $0.03 per share over five years.

As described in Note 7 above, the Company is under contract with Allied Global Ventures, LLC at June 30, 2011, a shareholder of the Company, whereby the related party provides funds for marketing and promotional activity in exchange for an allocated part of gross revenue from sales of the related corporation’s products and services. Contained within the contract are a minimum number of subscribers the Company is required to maintain to ensure exclusivity.

13. CAPITAL STOCK

In April 2011, the Company increased the authorized common shares from 700,000,000 to 1,500,000,000 shares with par value $.001 per share. As of June 30, 2011 and March 31, 2011, the Company had 722,183,569 shares and 652,189,633 shares of common stock issued and 601,988,569 shares (excluding 120,000,000 shares issued and held in Escrow per The Cougar Group, Asian Sales Agency Agreement, and 195,000 shares in treasury) and 532,189,633 shares of common stock outstanding.

In April 2011, the Company issued 6,000,000 shares of common stock, valued at $210,000, in connection services provided with financing activities.  These shares were accounted for as common stock to be issued in prior year-end.

In June 2011, the Company issued 3,000,000 shares of common stock in connection with services provided with financing activities of $90,000.

In June 2011, the Company issued an aggregate of 4,502,869 in exchange for $63,353 of services rendered and $66,375 for future services as prepaid (deferred) compensation.

In June 2011, the Company issued 20,000,000 as a signing bonus valued at $600,000 to the new Chief Executive Officer of the Company.

In June 2011, the Company issued an aggregate of 31,491,067 shares of its common stock in settlement of $793,984  of related party advances, notes payable and convertible notes and related accrued interest.

In June 2011, the Company issued an aggregate of 4,000,000 shares of common stock in connection with the acquisition of ITT LLC and Razor Data Corp.  These shares were accounted for as common stock to be issued in prior year-end.

In June 2011, the Company issued 1,000,000 shares of its common stock, valued at $27,000, in settlement of $12,500 accounts payable, and charged $14,500 to current operations.

During the three months ended June 30, 2011, the Company re-acquired 195,000 shares of its common stock for $6,781 from the open market. The acquired shares are in treasury and the Company has not retired those shares.

GLOBAL INVESTOR SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011

14. COMMITMENTS AND CONTINGENCIES

Cougar Agreement

On September 23, 2010, the Company entered into a Sales Agency Agreement (the “Sales Agreement”) with The Cougar Group, a Hong Kong corporation (“Cougar”), pursuant to which Cougar agreed, and the Company appointed, Cougar to act as the exclusive agent for the Company in South Korea and Japan (“Tier One Countries”) as well as China, Australia, Hong Kong, Singapore, Philippines, Indonesia, New Zealand and India (“Tier Two Countries”).  Cougar will act as sole exclusive agent for the Company’s products in the Tier One Countries and the Tier Two Countries.    The term of the Sales Agreement is for a period of five years.  However, the Company may terminate the Sales Agreement in the event that Cougar does not reach its sales objectives or fails to pay the Notes (as defined below) in full.  In consideration for the services under the Sales Agreement, the Company issued Cougar 120,000,000 shares of common stock (the “TCG Shares”) in consideration of the issuance of 4% promissory notes payable by Cougar to the Company in the aggregate amount of $10,000,000 (the “Notes”).  The Notes associated with the Tier One Countries, in the principal amount of $2,000,000, matured on March 31, 2011.  The Notes associated with the Tier Two Countries, in the principal amount of $8,000,000, mature on September 30, 2011.  Cougar may prepay the Notes at any time in minimum intervals of $250,000.  Further, upon achieving revenue targets as set forth in the Sales Agreement at intervals of no less than $250,000, the principal balance of the Notes shall be reduced by the amount of such sales target, resulting in compensation expense in the equal amount.

The Company, Cougar and the Law Officers of Stephen M. Fleming PLLC (the “Escrow Agent”) have entered into an Escrow Agreement pursuant to which the TCG Shares were placed in escrow with the Escrow Agent.  Upon payment of the Notes, the Company will direct the TCG Shares in the appropriate amounts.  Further, Cougar and the Company have entered into a Voting Agreement whereby Cougar has appointed Nicholas Maturo and Ryan Smith to vote the TCG Shares as they deem fit at all times while the TCG Shares are held by the Escrow Agent.  Cougar was granted the right to appoint a director to the Company’s Board of Directors.  As of June 30, 2011, Cougar has not met any sales target and no shares have been released from the escrow, therefore neither the note nor the common stock is recorded within the financial statements.

Litigation

On July 16, 2009, a petition for judgment was filed with the Civil Court of the City of New York naming the Company as a defendant relating to property leased by the Company from the defendant for recovery of past due rent payments, interest and legal costs.  In December 2010, the Company settled for $134,849 requiring monthly payments of $5,000 until paid.  As of June 30, 2011, the outstanding unpaid balance was $94,849. The Company has accrued their obligations under the lease.

The Company may be subject to legal proceedings and claims which arise in the ordinary course of its business. Although occasional adverse decisions or settlements may occur, the Company believes that the final disposition of such matters should not have a material adverse effect on its financial position, results of operations or liquidity. The Company had no pending legal proceedings or claims other than described above as of June 30, 2011.

GLOBAL INVESTOR SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011

15. STOCK OPTIONS AND WARRANTS

Employee Stock Options

The following table summarizes the changes in employee stock options outstanding and the related prices for the shares of the Company’s common stock issued to employees of the Company under two employee stock option plans. The nonqualified plan adopted in 2007 is for 13,000,000 shares of which 9,500,000 have been granted as of June 30, 2011. The qualified plan adopted in October of 2008 authorizing 25,000,000 shares was approved by a majority of the Shareholders on September 16, 2009. To date 8,500,000 shares have been granted as of June 30, 2011.

The following table summarizes the changes in options outstanding and the related prices for the shares of the Company’s common stock issued to employees of the Company at June 30, 2011:

	Options Outstanding			Options Exercisable
			Weighted		Weighted
		Weighted	Average		Average
		Average	Exercise		Exercise
Range of	Number of	Remaining	Price of	Number of	Price of
Exercise	Shares	Contractual	Outstanding	Shares	Exercisable
Prices	Outstanding	Life (Years)	Options	Exercisable	Options

$0.05	7,000,000	8.26	$0.05	4,000,000	$0.05
0.06	500,000	5.61	0.06	500,000	0.06
	7,500,000	8.08	$0.051	4,500,000	$0.051

Transactions involving stock options issued to employees are summarized as follows:

		Weighted
		Average
	Number of	Exercise
	Shares	Price

Options outstanding at March 31, 2010	16,500,000	$0.056
Granted	-	-
Exercised	-	-
Canceled	(9,000,000)	(0.06)
Options outstanding at March 31, 2011	7,500,000	0.051
Granted	-	-
Exercised	-	-
Canceled	-
Options outstanding at June 30, 2011	7,500,000	$0.051

Stock-based compensation expense in connection with options granted to employees for the three months ended June 30, 2011and 2010 was $26,974 and $32,357, respectively.

GLOBAL INVESTOR SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011

Non-Employee Stock Options

The following table summarizes the changes in options outstanding and the related prices for the shares of the Company’s common stock issued to consultants and non-employees of the Company at June 30, 2011:

	Options Outstanding			Options Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
Exercise	Number	Contractual	Exercise	Number of	Exercise
Prices	Outstanding	Life (Years)	Price	Exercisable	Price
$0.145	500,000	1.95	$0.145	500,000	$0.145
0.42	500,000	5.61	0.42	300,000	0.42
0.25	2,469,135	0.04	0.25	2,469,135	0.25
	3,469,135	1.12	$0.23	3,269,135	$0.26

Transactions involving stock options issued to consultants and non-employees are summarized as follows:

Weighted
Average
	Number of	Price
	Shares	Per Share
Options outstanding at March 31, 2010	3,469,135	$0.23
Granted	-
Exercised	-	-
Expired
Options outstanding at March 31, 2011	3,469,135	0.26
Granted	-	-
Exercised	-	-
Cancelled or expired	-	-
Options outstanding at June 30, 2011	3,469,135	$0.26

Warrants

The following table summarizes the changes in warrants outstanding and the related prices for the shares of the Company’s common stock issued to shareholders at June 30, 2011:

	Warrants Outstanding			Warrants Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
Exercise	Number	Contractual	Exercise	Number	Exercise
Price	Outstanding	Life (Years)	Price	Exercisable	Price
$0.01	2,000,000	2.56	$0.01	2,000,000	$0.01
0.03	30,000,000	4.96	0.03	30,000,000	0.03
0.05	6,895,836	1.61	0.05	6,895,836	0.05
Total	38,895,836	4.37	$0.033	8,895,836	$0.033

GLOBAL INVESTOR SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011

Transactions involving the Company’s warrant issuance are summarized as follows:

		Average
	Number of	Price
	Shares	Per Share
Warrants outstanding at March 31, 2010	37,188,725	$0.07
Granted	13,300,002	0.05
Exercised	(27,491,674)	(0.05)
Cancelled or expired	(14,104,217)	(0.12)
Warrants outstanding at March 31, 2011	8,895,836	0.41
Granted	30,000,000	0.03
Exercised	-
Cancelled or expired
Warrants outstanding at June 30, 2011	38,895,836	$0.033

On June 30, 2011, warrants of 30,000,000 were issued in connection with the issuance of Convertible Promissory Notes (see Note 9). The warrants are exercisable for five years from the date of issuance at an exercise price of $0.03 per share. The warrants were valued using the Black Sholes option pricing method with the following assumptions: dividend yield $-0-, volatility of 166.12% and risk free rate of 1.76%.

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

GLOBAL INVESTOR SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011

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

Items recorded or measured at fair value on a recurring basis in the accompanying consolidated financial statements consisted of the warrant liability, reset and debt derivative liabilities. Convertible notes were determined at a net discount rate of 2% per annum for the terms of the notes:

	Quoted Prices in Active Markets for Identical Instruments Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Assets at fair Value
Liabilities:
Convertible debt derivative liability	$-	$-	$(41,008)	$(41,008)
Warrant derivative liability	-	-	(120,868)	(120,868)
Total	$-	$-	$(161,876)	$(161,876)

The following table provides a summary of changes in fair value of the Company’s Level 3 financial liabilities as of June 30, 2011:

	Warrant Derivative Liability	Convertible Debt Derivative	Total
Balance, March 31, 2011	$139,109	$50,957	$190,066
Total gains:
Initial fair value of debt derivative at note issuance	-	-	-
Mark-to-market at June 30, 2011:
- Warrants reset provision	(18,241)	-	(18,241)
- Reset provisions relating to debt	-	(9,949)	(9,949)

Balance, June 30, 2011	$120,868	$41,008	$161,876

Net loss for the period included in earnings relating to the liabilities held at June 30, 2011	$18,241	$9,949	$28,190

17. SUBSEQUENT EVENTS

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

Item 2 - Management’s Discussion and Analysisof Financial condition and results of Operations, and Plans of Operations.

Forward-Looking Statements

This Quarterly Report Form 10-Q, including this discussion and analysis by management, contains or incorporates forward-looking statements. All statements other than statements of historical fact made in report are forward looking. In particular, the statements herein regarding industry prospects and future results of operations or financial position are forward-looking statements. These forward-looking statements can be identified by the use of words such as “believes,” “estimates,” “could,” “possibly,” “probably,” anticipates,” “projects,” “expects,” “may,” “will,” or “should” or other variations or similar words. No assurances can be given that the future results anticipated by the forward-looking statements will be achieved. Forward-looking statements reflect management’s current expectations and are inherently uncertain. Our actual results may differ significantly from management’s expectations. For factors that may cause actual results to differ from management’s expectations, reference should be made to the Company’s Form 10-K/A for the year ended March 31, 2011 filed with the Securities and Exchange Commission and our other periodic filings with the Securities and Exchange Commission.

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

Background

The Company was incorporated in the state of Nevada on August 1, 2005. On August 30, 2006, the Company entered into a Share Purchase Agreement with Voxpath Holdings, Inc. (“Voxpath”). Prior to the merger, Voxpath was an inactive corporation with no significant assets and liabilities.  On September 16, 2006, the Company changed its name to TheRetirementSolution.Com, Inc.  Effective October 1, 2008, the Company changed its name to Global Investor Services, Inc.

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

Customer acquisition is realized through the company’s marketing partners and through on-line marketing. Our partners have the marketing and operations capability to attract customers by way of low cost introductory courses and products which then allows for upsell opportunities to a complete on-line education curriculum and expanded investor services. Customer service is supported by a comprehensive client management system that tracks the customer throughout the purchase, education and added services cycle which also includes live data feeds, news and investment letters.

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

Results of Operations

Three months ended June 30, 2011 compared to three months ended June 30, 2010:

Revenues:

	Three Months Ended		Three Months Ended
	June 30, 2011		June 30, 2010		Variance
Subscription revenues	$533,162	100%	$332,894	100%	$200,268	60%
Training revenues	-	-%	712	-%	(712)	(100)%
Services and other	-	-	-	-	-	-%
Total	$533,162	100%	$333,606	100%	$199,556	60%

Revenue for the three months ended June 30, 2011 was $533,162 which represented a $200,268 increase from revenue of $332,894 for the three months ended June 30, 2010.  The increase in revenue was due to the initiation of  online marketing campaigns.

Our revenue model has been transformed from a single point-of-sale event to a recurring revenue stream via subscriptions. By eliminating both the high cost event based marketing model and the high logistics costs of supporting live events, our operating margins are expected to be higher.  This on-line offering reduces the up-front customer cost, produces higher buyer conversion rates, increases retention rates and further increases customer value since we give immediate full access to all our products and services.

As we have completed the conversion to full online capability, the Company began funding increased marketing expense to execute our online customer campaigns and we continue to see positive consumer response The campaigns are continuing along with new online webinar initiatives and we look forward to building on what we believe is a robust online business system.

Operating Costs and Expenses:

A summary of significant operating costs and expenses for the three months ended June 30, 2011 and the three months ended June 30, 2010 follows:

	Three Months		Three Months
	Ended		Ended
	June 30, 2011		June 30, 2010		Variance
Costs of sales and services	$203,231	10%	$177,765	10%	$25,466	14%
Selling, general and administrative	1,705,753	87%	1,324,151	76%	381,602	29%
Depreciation and amortization	52,717	3%	234,111	14%	(181,394)	(77)%
Total	$1,961,701	100%	$1,736,027	100%	$225,674	(13)%

Cost of sales and services for the three month period ended June 30, 2011 was $203,231 as compared to $177,765 for the same period last year.  The primary reason for this increase was the increase in revenue for the period.

Our selling, general and administrative expenses for the three month period ended June 30, 2011 was $1,705,753 as compared to $1,324,151 for the three months ended June 30, 2010.  The primary reason for this increase is a result of our heavy investment in marketing costs of the online business model plus added stock based compensation paid to employees and consultants.

Other:

A summary of significant other income (expenses) for the three months ended June 30, 2011 and the three months ended June 30, 2010 follows:

	Three Months		Three Months
	Ended		Ended
	June 30, 2011		June 30, 2010		Variance
Gain (loss) on change in fair value of warrant and derivatives	$28,190	3%	$(1,544,679)	(59)%	$1,572,869	102%
Loss on settlement of debt	(579,801)	(60)%	-	-%	(579,801)	(100)%
Interest and other, net	(420,077)	(43)%	(1,095,059)	(41)%	674,982	62%
Total	$(971,688)	100%	$(2,639,738)	100%	$1,668,050	(63)%

During the third quarter of 2009, we issued convertible promissory notes and related warrants that contain certain reset provisions and during the three month period ended September 30, 2010, we issued a convertible promissory note with an embedded derivative, all requiring us to fair value both the warrants and the derivatives each reporting period and mark to market as a non cash adjustment to our current period operations.  This resulted in a gain to our current period operations of $28,190 as compared to a net loss of $1,544,679 for the same period last year.

During the three months ended June 30, 2011, the Company entered into agreements with certain of its convertible noteholders to induce conversion of notes.  Total loss in connection with the induced conversion or debt and warrants settlement amounted to $579,801 for the three months ended June 30, 2011.

Our net interest and other charges decreased from $1,095,059 to $420,077 during the three months ended June 30, 2011 primarily due to reductions in our debt compared to the prior period.

Liquidity and Capital Resources

As of June 30, 2011, the Company had a working capital deficit (total current liabilities in excess of total current assets) of $2,494,331. The Company generated a deficit in cash flow from operating activities of $292,783 for the three month period June 30, 2011. This deficit is primarily attributable to the Company's net loss from operations of $2,400,227 and is partially offset by the following:

•	a charge for the value of options issued for services of $26,974,
•	amortization and write-off of debt discount relating to convertible notes payable $313,695,
•	stock issued and subscribed for services of $687,827,
•	amortization and depreciation expense of $397,367,
•	change in fair value of warrant and derivative liabilities of $(28,190),
•	Accretion of interest related to marketing advances of $90,000,
•	loss on settlement of debt and warrants of $579,801 and
•	changes in the balances of operating assets and liabilities.

Deferred costs and other current assets decreased by $15,911. Accounts payable and accrued liabilities increased by $100,200, and deferred revenue decreased by $76,141.

The Company did not have any cash flow from investing activities for the three months ended June 30, 2011.

The Company generated a cash flow from financing activities for the three month period ended June 30, 2011 through proceeds from borrowing on convertible promissory notes of $1,425,000 and advances from related party of $50,000 net with repayment of notes payable of $159,730 and re-purchase of the Company's common stock of $6,781.

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

We estimate that during the next twelve months we will need approximately $1,000,000 in additional capital to fully implement our business plan. Our business plan encompasses investing in our business development strategy, our marketing campaigns and in building our business operations. As of the date of this filing, we have minimal operating capital to continue our business and marketing initiatives for the next twelve months. If we are not successful in generating sufficient cash flow from operations or in raising sufficient capital resources to finance our growth, on terms acceptable to us, this could have a material adverse effect on our business, results of operations, liquidity and financial condition, we will have to adjust our planned operations and development on a more limited scale and, ultimately, may cease to continue our business.

Going Concern Matters

The Company’s unaudited condensed consolidated financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred significant losses which have resulted in an accumulated deficit of $69,158,575, a working capital deficit (total current liabilities in excess of total current assets) of $2,494,331 and a deficit in cash flow from operating activities of $292,783 for the three month period June 30, 2011 which raises substantial doubt about the Company’s ability to continue as a going concern.

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

The Company charged $26,974 and $32,357 to current period operations for the three months ended June 30, 2011 and 2010, respectively, for vesting options previously granted.

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

Recent Accounting Pronouncements

There were various updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to a have a material impact on the Company's consolidated financial position, results of operations or cash flows.

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

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act.  Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States.  We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation and because of the Company’s limited resources and limited number of employees, management concluded that our disclosure controls and procedures were ineffective as of June 30, 2011 as a result of the reasons set forth below.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 under the Exchange Act that occurred during the quarter ended June 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business.  However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. As of March 31, 2010 the Company was engaged in one legal matter: On July 16, 2009, a petition for judgment was filed with the Civil Court of the City of New York naming the Company as a defendant relating to property leased by the Company from the defendant for recovery of past due rent payments, interest and legal costs. In December 2010, the Company settled for $134,849 requiring monthly payments of $5,000 until paid.  As of June 30, 2011, the outstanding unpaid balance was $94,849. The Company has accrued their obligations under the lease.

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

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In April 2011, the Company issued 6,000,000 shares of common stock, valued at $210,000, in connection services provided with financing activities.  These shares were accounted for as common stock to be issued in prior year-end.

In June 2011, the Company issued 3,000,000 shares of common stock in connection with services provided with financing activities of $90,000.

In June 2011, the Company issued an aggregate of 4,502,869 in exchange for $60,827 of services rendered and $66,375 for future services as prepaid (deferred) compensation.

In June 2011, the Company issued 20,000,000 as a signing bonus valued at $600,000 to the new Chief Executive Officer of the Company.

In June 2011, the Company issued an aggregate of 31,491,067 shares of its common stock in settlement of $793,984 of related party advances, notes payable and convertible notes and related accrued interest. Five of these notes totaling $600,000 plus interest were in default at the time of conversion whereby through the conversion the defaults were cured.

In June 2011, the Company issued an aggregate of 4,000,000 shares of common stock in connection with the acquisition of ITT LLC and Razor Data Corp.  These shares were accounted for as common stock to be issued in prior year-end.

In June 2011, the Company issued of 1,000,000 shares of its common stock in settlement of $12,500 accounts payable.

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

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

In January of 2009, the Company received $200,000 in exchange for the issuance of a non-convertible Promissory Note that matured on July 20, 2009. The note bears an interest rate of 20% and is in default. The Company has been advised that the US department of Justice is negotiating a settlement with the noteholder. Interest payments of approximately $17,334 were made to date and interest continues to be accrued pending settlement with the US Department of Justice.

ITEM 4 – RESERVED

NONE

ITEM 5 – OTHER INFORMATION

NONE

ITEM 6 – EXHIBITS

Number	Description

4.1	Form of Exchange Agreement, dated September 30, 2010 (1)

4.2	Exchange Agreement by and between Global Investor Services, Inc. and Allied Global Ventures LLC, dated September 30, 2010 (2)

4.3	Form of Subscription Agreement dated July 7, 2011 (6)

4.4	Form of 8% Secured Convertible Note dated July 7, 2011 (6)

4.5	Form of Common Stock Purchase Warrant dated July 7, 2011 (6)

4.6	Form of Security Agreement dated July 7, 2011 (6)

10.1	Agreement by and between Asher Enterprises, Inc. and Global Investor Services, Inc., dated October 20, 2010 (2)

10.2	Sales Agency Agreement between The Cougar Group and Global Investor Services, Inc (3)

10.3	Form of 4% Promissory Note – Tier One Countries(3)

10.4	Form of 4% Promissory Note – Tier Two Countries(3)

10.5	Voting Agreement between The Cougar Group and Global Investor Services, Inc. (3)

10.6	Escrow Agreement between The Cougar Group, Global Investor Services, Inc. and the Law Offices of Stephen M. Fleming PLLC(3)

10.7	Agreement entered between Global Investor Services, Inc. and Wealth Engineering LLC(3)

10.8	Marketing Fund Agreement between ITT and Wealth, dated July 27, 2010(4)

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

10.12
Amendment to Allied Global Ventures Convertible Note for $ 1Million dated March 31, 2009 with a conversion stop at , 9.9% of issued and outstanding dated June 28 , 2010 , incorporated by reference to the 10K filed for the fiscal year ended March 31, 2010.

10.13
Employment Agreement by and between Global Investor Services Inc. and Dr. Joseph J. Louro dated June 7, 2011 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on June 29, 2011).

10.14	Letter Agreement by and between Global Investor Services Inc. and Dr. Joseph J. Louro dated June 29, 2011 (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on June 29, 2011

10.15	Agreement by and between Global Investor Services Inc., Wealth Engineering LLC, Wealth Engineering and Development Incorporated, Annette Raynor and Mario Romano dated July 12, 2011

31.1	Certification of Principal Executive Officer pursuant to 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on October 12, 2010
(2)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on October 25, 2010
(3)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on September 23, 2010
(4)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on August 5, 2010
(5)	Incorporated by reference to the Form 10-K/A Annual Report filed with the Securities and Exchange Commission on July 19, 2011
(6)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on July 13, 2011

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLOBAL INVESTOR SERVICES, INC.

Dated: August 15, 2011	By:	/s/ Dr. Joseph J. Louro
Dr. Joseph J. Louro
Chief Executive Officer
(Principal Executive Officer)

Date: August 15, 2011	By:	/s/ William Kosoff
William Kosoff
Acting Chief Financial Officer
(Principal Financial Officer and Accounting Officer)