Form 10-Q
period 2011-09-30
Global Investor Services, Inc.
filed 2011-11-18
CIK 862651

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

As of November 18, 2011, there were 875,258,568 shares of common stock, (of which 260,000 shares are in treasury), par value $.001 per share, outstanding.

GLOBAL INVESTOR SERVICES, INC.
FORM 10-Q
QUARTERLY PERIOD ENDED SEPTEMBER 30, 2011

PART I - FINANCIAL INFORMATION

GLOBAL INVESTOR SERVICES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	March 31,
	2011	2011
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$335,334	$124,031
Deferred costs	37,392	48,631
Employee advances	-	6,400
Prepaid expenses	269,367	512,759
Other current assets	695	1,019
Total current assets	642,788	692,840

Property, plant and equipment, net of accumulated depreciation of $2,470,872 and $2,365,265 as of September 30, 2011 and March 31, 2011, respectively	476,907	582,514

Other assets:
Deposits	19,460	22,850
Capitalized financing costs, net	-	237,019

Total assets	$1,139,155	$1,535,223

LIABILITIES AND DEFICIENCY IN STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$1,399,742	$1,420,847
Deferred revenue	207,686	261,260
Marketing advances	-	595,700
Due to related party	57,739	71,739
Convertible notes payable, current portion	148,337	929,518
Convertible notes payable, current portion-related party	1,000,000	-
Notes payable, current portion	-	15,000
Notes payable, current portion-related party	200,000	200,000
Total current liabilities	3,013,504	3,494,064

Long term debt:
Warrant liability	10,413	139,109
Reset derivative liability	-	50,957
Notes payable, long term portion	367,049	347,049
Convertible notes payable, long term portion	99,582	1,146,352
Convertible notes payable, long term portion-related party	16,971	1,000,000
Total long term debt	494,015	2,683,467

Total liabilities	3,507,519	6,177,531

DEFICIENCY IN STOCKHOLDERS' EQUITY
Preferred stock, par value: $0.001; 10,000,000 shares authorized, None issued and outstanding as of September 30, 2011 and March 31, 2011	-	-
Common stock, par value $0.001; 1,500,000,000 and 700,000,000 shares authorized as of September 30, 2011 and March 31, 2011, respectively; 820,258,568 and 652,189,633 shares issued and 819,998,568 and 532,189,633 shares outstanding as of September 30, 2011 and March 31, 2011, respectively	820,259	652,190
Additional paid in capital	70,149,597	59,816,767
Warrant subscription receivable	-	(62,917)
Common shares to be issued	500,000	1,710,000
Treasury stock, 260,000 shares	(8,589)	-
Accumulated deficit	(73,829,631)	(66,758,348)
Total deficiency in stockholders' equity	(2,368,364)	(4,642,308)

Total liabilities and deficiency in stockholders' equity	$1,139,155	$1,535,223

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

GLOBAL INVESTOR SERVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three months ended September 30,		Six months ended September 30,
	2011	2010	2011	2010
Revenue, net:
Subscription revenue	$556,947	$423,524	$1,090,109	$756,418
Services Revenue	-	-	-	712
Total revenue	556,947	423,524	1,090,109	757,130

Operating costs:
Cost of sales and service	185,856	170,049	389,087	347,814
Selling, general and administrative	2,044,623	1,380,339	3,750,376	2,704,490
Depreciation and amortization	52,718	233,973	105,435	468,084
Total operating expenses	2,283,197	1,784,361	4,244,898	3,520,388

Net loss from operations	(1,726,250)	(1,360,837)	(3,154,789)	(2,763,258)

Other income (expense):
Gain (loss) on change in fair value of warrant and derivative liabilities	18,775	959,028	46,965	(585,651)
Loss on settlement of debt and warrants	(1,331,410)	(457,500)	(1,911,211)	(457,500)
Interest, net	(1,632,129)	(1,962,895)	(2,052,200)	(3,057,952)
Other	(42)	56	(48)	54

Net loss before provision for income taxes	(4,671,056)	(2,822,148)	(7,071,283)	(6,864,307)

Income taxes (benefit)	-	-	-	-

NET LOSS	$(4,671,056)	$(2,822,148)	$(7,071,283)	$(6,864,307)

Loss per common share-basic and fully diluted	$(0.01)	$(0.01)	$(0.01)	$(0.02)

Weighted average number of common shares outstanding-basic and fully diluted	629,305,797	394,100,878	586,542,103	372,938,615

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

GLOBAL INVESTOR SERVICES, INC.
CONDENSED CONSOLIDATED STATEMENT OF DEFICIENCY IN STOCKHOLDERS' EQUITY
FROM APRIL 1, 2011 THROUGH SEPTEMBER 30, 2011
(unaudited)

			Additional	Common shares		Warrant
	Common stock		Paid in	To be issued		Subscription	Treasury	Accumulated

Balance, March 31, 2011	652,189,633	$652,190	$59,816,767	12,000,000	$1,710,000	$(62,917)	$-	$(66,758,348)	$(4,642,308)
Common stock issued for services rendered and to be rendered	48,402,869	48,403	1,366,200	(6,000,000)	(210,000)	-	-	-	1,204,603
Common stock issued in settlement of related party advances, notes payable and convertible debt and related accrued interest and warrants	234,666,066	234,666	6,320,196	-	-	-		-	6,554,862
Common stock issued in settlement of accounts payable	1,000,000	1,000	26,000	-	-	-		-	27,000
Common stock issued in June 2011 connection acquisition of ITT and Razor	4,000,000	4,000	996,000	(4,000,000)	(1,000,000)	-	-	-	-
Cancellation of shares issued in connection with Cougar Agreement	(120,000,000)	(120,000)	120,000	-	-	-	-	-	-
Initial fair value of beneficial conversion features relating to convertible notes	-	-	1,360,383	-	-	-	-	-	1,360,383
Fair value of options issued to employees	-	-	53,948	-	-	-	-	-	53,948
Write off uncollected warrant subscription	-	-	-	-	-	62,917	-	-	62,917
Warrant liability reclassified to equity	-	-	90,103	-	-	-	-	-	90,103
Acquisition of treasury stock	-	-	-	-	-	-	(8,589)	-	(8,589)
Net loss	-	-	-	-	-	-	-	(7,071,283)	(7,071,283)
Balance, September 30, 2011	820,258,568	$820,259	$70,149,597	2,000,000	$500,000	$-	$(8,589)	$(73,829,631)	$(2,368,364)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

GLOBAL INVESTOR SERVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six months ended September 30,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(7,071,283)	$(6,864,307)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	105,435	468,084
Bad debts	62,917	-
Common stock issued for services rendered	881,827	695,100
Common stock issued in settlement of interest	-	544,971
Amortization of debt discount relating to convertible notes payable	1,847,071	2,774,894
Fair value of vested options issued for services rendered	53,948	64,714
Change in fair value of warrant and derivative liabilities	(46,965)	585,651
Amortization of certain financing costs	352,019	-
Loss on settlement of debt and warrants	1,911,211	457,500
Accretion of marketing agreement	270,000	-
Amortization of deferred compensation	476,167	189,620
(Increase) decrease in operating assets and liabilities:
Deferred costs	11,239	1,091
Other assets	10,114	-
Accounts payable and accrued liabilities	244,496	66,179
Deferred revenue	(53,574)	475
Net cash used in operating activities:	(945,378)	(1,016,028)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash provided by (used in) investing activities:	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Acquisition of treasury shares	(8,589)	-
Proceeds from advances (convertible notes payable -related party)	-	260,000
Proceeds from issuance of convertible debt, net	1,425,000	82,500
Repayments of notes payable	(309,730)	-
Proceeds from marketing advances, net of repayments	-	602,759
Proceeds from exercise of warrants	-	41,333
Proceeds (repayments) of related party advances, net	50,000	2,800
Net cash provided by financing activities	1,156,681	989,392

Net increase (decrease) in cash and cash equivalents	211,303	(26,636)
Cash and cash equivalents-beginning of period	124,031	48,828
Cash and cash equivalents-end of period	$335,334	$22,192

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$-	$-
Income taxes	$-	$-
Non cash financing activities:
Common stock issued in settlement of debt and related interest	$4,795,985	$4,253,018
Beneficial conversion feature attributable to convertible debentures	$1,360,383	$913,334
Common stock issued for in settlement of outstanding payables and advances	$79,000	$357,141
Notes payable issued in exchange for warrants	$20,000	$120,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

GLOBAL INVESTOR SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. However, the results from operations for the three and six months ended September 30, 2011, are not necessarily indicative of the results that may be expected for the year ending March 31, 2012. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated March 31, 2011 financial statements and footnotes thereto included in the Company's Form 10-K/A filed with the SEC.

The condensed consolidated financial statements as of March 31, 2011 have been derived from the audited consolidated financial statements at that date but do not include all disclosures required by the accounting principles generally accepted in the United States of America.

Business and Basis of Presentation

On August 30, 2006, the Company entered into a share  purchase agreement with Voxpath Holdings, Inc. ("Voxpath") Prior to the merger, Voxpath was an inactive public corporation with no significant assets or liabilities. On September 16, 2006, the Company changed its name to TheRetirementSolution.Com, Inc. and on October 1, 2008 to Global Investor Services, Inc. The Company currently markets directly and through its marketing partners as well as online, certain investor products and services that provide financial and educational information to its prospective customers and to its subscribers.

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

Revenue arises from subscriptions to the websites/software, workshops, online workshops and training and coaching/counseling services where the customers are charged a monthly subscription fee for access to the online training and courses and website/data.  Revenues are recognized in the month the product and services are delivered.

GLOBAL INVESTOR SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011

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

GLOBAL INVESTOR SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011

Fair value of financial instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of September 30, 2011 and 2010. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash and accounts payable. Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

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

For the six months ended September 30, 2011 and 2010, the Company did not grant stock options to employees. The fair value of vesting options granted in previous years and vested during the six months ended September 30, 2011 and 2010 of $53,948 and $64,714, respectively was recorded as a current period charge to earnings.

Net Loss per Share

The Company has adopted Accounting Standards Codification subtopic 260-10, Earnings Per Share (“ASC 260-10”) specifying the computation, presentation and disclosure requirements of earnings per share information. Basic loss per share has been calculated based upon the weighted average number of common shares outstanding. The Company excluded 76,091,078 and 83,613,941 shares of common stock equivalents, that would be resulted from conversion of convertible debt, or exercise of stock options and warrants, from the diluted loss per share because their effect is anti-dilutive on the computation for the six months ended September 30, 2011 and 2010, respectively.

Reliance on Key Personnel and Consultants

The Company has only 18 full-time employees and no part-time employees.  Additionally, there are approximately 8 consultants performing various specialized services.  The Company is heavily dependent on the continued active participation of these current executive officers, employees and key consultants. The loss of any of the senior management or key consultants could significantly and negatively impact the business until adequate replacements can be identified and put in place.

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

GLOBAL INVESTOR SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011

2. GOING CONCERN MATTERS

The Company’s unaudited condensed consolidated financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred significant recurring losses which have resulted in an accumulated deficit of $73,829,631, net loss from operations of $7,071,283 and net cash used in operations of $945,378 for the six months ended September 30, 2011 which raises substantial doubt about the Company’s ability to continue as a going concern.

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

3.  PREPAID EXPENSES

From time to time, the Company issues shares of its common stock for services to be performed.  The fair value of the common stock is determined at the date of the contract for services and is amortized ratably over the term of the contract.  As of September 30, 2011 and March 31, 2011, prepaid expenses were $269,367 and $512,759, respectively.  During the three and six months ended September 30, 2011 and 2010, the Company charged to operations an aggregate of $231,957 and 476,167, respectively, and an aggregate of $90,642 and $189,620 during the three and six months ended September 30, 2010, respectively.

4. PROPERTY AND EQUIPMENT

The Company’s property and equipment at September 30, 2011 and March 31, 2011:

	September 30, 2011 (Unaudited)	March 31, 2011
Software	$2,920,000	$2,920,000
Computer equipment	4,211	4,211
Office equipment	23,568	23,568
	2,947,779	2,947,779
Less accumulated depreciation	(2,470,872)	(2,365,265)
	$476,907	$582,514

5. CAPITALIZED FINANCING COSTS

In connection with the issuance of convertible debt on March 8, 2011 and April 29, 2011 as described below, the Company issued an aggregate of 9,000,000 shares of its common stock and $61,500 cash for placement services.  The aggregate fair value of the common stock and cash paid of $361,500 is amortized ratably over the term of the convertible note (26 months). On August 26, 2011, the Company issued common stock in settlement of the convertible debt, as such, the Company wrote-off the remaining unamortized financing costs.  During the six months ended September 30, 2011, the Company amortized and wrote off $352,019 to current period operations.

GLOBAL INVESTOR SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011

6. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities consisted of the following at September 30, 2011 and March 31, 2011:

	September 30, 2011 (Unaudited)	March 31, 2011
Accounts payable	$874,537	$802,740
Accrued consulting and commissions payable	14,500	24,093
Accrued interest payable	452,729	536,029
Accrued payroll taxes	11,098	13,012
Accrued salaries and wages	46,878	44,973
	$1,399,742	$1,420,847

7. MARKETING ADVANCES

Allied Global Ventures, LLC
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

During the year ended March 31, 2011, the Company made repayment of $34,300.  Additionally, the Company accreted and charged $180,000 to operations as of March 31, 2011, and additional $270,000 for the six months ended September 30, 2011 to a total payable under the Allied marketing agreement including the accumulated accretion of $865,700 as of September 2011 prior to the settlement as described below.

On September 29, 2011, the Company issued 43,285,000 in full settlement of Allied's marketing advances.  In connection with the settlement, the Company recorded a charge of  $259,710 as loss on settlement of debt during the six months ended September 30, 2011.

Wealth Engineer LLC

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

During the year ended March 31, 2011, the Company made repayment of $226,220 reducing the balance payable under the Marketing Fund Agreement to $403,780 as of March 8, 2011.  On March 8, 2011, the Company issued a convertible note (see Note 9) for $650,000 and 2,500,000 shares of common stock in settlement of the July 27, 2010 Marketing Fund Agreement.  The Company recorded a loss of settlement of debt of $333,720 during the year ended March 31, 2011 as a charge against operations.

As of September 30, 2011, the Company had no outstanding marketing advance liabilities.

GLOBAL INVESTOR SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011

8. NOTES PAYABLE

A summary of notes payable at September 30, 2011 and March 31, 2011 are as follows:

On January 20, 2009, the Company received $200,000 in exchange for a promissory note payable, due July 20, 2009 with interest due monthly at 20% per annum. The note is secured by common stock of the Company and is personally guaranteed by certain officers of the Company. The note contains certain first right of payment should the Company be successful in raising $500,000 to $1,500,000 in a Private Placement Offering before any payments can be distributed from the escrow. In connection with the issuance of the promissory note payable, the Company issued warrants to purchase its common stock at $0.01 per share for five years. The fair value of the warrants of $101,183 was fully amortized as of September 30, 2011. This Note is currently in default.

On February 23, 2011, the Company issued a $15,000 unsecured promissory note due March 8, 2011 at 10% per annum payable at maturity in exchange for payment of certain professional fees.  On May 24, 2011, the Company amended the promissory note to a convertible promissory note due July 1, 2011.  The convertible promissory note is convertible at the greater of 50% of the ten day average closing price prior to conversion or $0.02.  On June 23, 2011, the Company issued 825,000 shares of its common stock in settlement of principal and accrued interest under this note.

On March 31, 2011, the Company issued a $227,049 promissory note due March 31, 2013 at 8% per annum in exchange for accrued fees.

On September 30, 2010, the Company issued an aggregate of $120,000 promissory notes due five years from issuance at 8% per annum payable at maturity in exchange for the cancellation of 3,000,002 previously issued warrants.  The fair value of the exchanged warrants, approximately equaled the fair value of the issued notes at the date of the exchange.

On September 30, 2011, the Company issued an aggregate of $20,000 promissory notes due September 30, 2014 at 8% per annum payable at maturity in exchange for the return and cancellation of 500,000 reset warrants to purchase the Company's common stock.  In conjunction with the exchange of promissory notes for warrant cancelation, the Company recorded a loss on warrant liability of $5,100.

At September 30, 2011 and March 31, 2011, balances consist of the following:

	September 30, 2011 (Unaudited)	March 31, 2011
Note payable to related party, currently in default	$200,000	$200,000
Note payable, due March 8, 2011	-	15,000
Note payable, due March 31, 2013	227,049	227,049
Notes payable, due September 2014	20,000	-
Notes payable, due September 2015	120,000	120,000
Total	567,049	562,049
Less: Notes payable, current portion – related party	(200,000)	(215,000)
Notes payable, long term portion	$367,049	$347,049

GLOBAL INVESTOR SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011

9. CONVERTIBLE NOTES

During the six months ended September 30, 2011, the Company entered into agreements with an aggregate of $3,561,938 of its convertible note holders, currently in default, to induce conversion of notes.  The offer to the note holders was a reduction in the conversion price ranging from $0.03 to $0.10 per share (as amended) to $0.02 to $0.025 per share for the principal and related accrued interest. As a result,  the Company issued an aggregate of 187,714,399 shares of common stock, valued at $5,314,952, in exchange for convertible notes and accrued unpaid interest.  Total loss in connection with the settlement and induced conversion of debt amounted to $1,639,501 for the six months ended September 30, 2011.

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
SEPTEMBER 30, 2011

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
SEPTEMBER 30, 2011

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

During the year ended March 31, 2011, the Company issued an aggregate of 25,915,432 shares of its common stock in settlement of $712,000 of the convertible notes and accrued interest, and 3,000,000 of previously issued warrants. The Company also entered into a separate agreement to settle $240,000 of this note, under which the $240,000 became part of Convertible Note #8 as described below and was settled in full as of September 30, 2011.

During the six months ended September 30, 2011, the Company issued an aggregate of 1,750,000 shares of common stock in settlement of $30,000 of the convertible notes; a $21,000 convertible note (without reset) maturing July 31, 2013 (see below) in exchange for $21,000 of convertible notes and a demand receivable for $26,000 in exchange for $26,000 of the convertible notes.  In conjunction with these settlements, the Company recorded a net gain on settlement of debt of $15,082.  As of September 30, 2011, all July 31, 2009 issued convertible notes have been settled.

For the six months ended September 30, 2011 and 2010, the Company amortized and wrote off debt discount of $34,214 and $752,915, respectively, to current period operations as interest expense.

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
SEPTEMBER 30, 2011

The total debt discount attributed to the beneficial conversion feature and common stock issued in the amount of $18,021 is charged to operations ratably over the note term as interest expense.

During the year ended March 31, 2011, the Company issued 1,000,000 shares of common stock in settlement of $30,000 in Convertible Promissory Notes, accrued unpaid interest, and other fees.

During the six months ended September 30, 2011 and 2010, the Company amortized and wrote off $3,768 and $6,733, respectively, to current period operations as interest expense.

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

On September 29, 2011, the Company issued 98,640,000 shares of common stock in settlement of the note and accrued interest. In connection with the settlement, the Company recorded a $854,880 loss on settlement in current period operations.

During the six months ended September 30, 2011, the Company amortized and wrote off $822,300 to current period operations as interest expense.

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
SEPTEMBER 30, 2011

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

During the six months ended September 30, 2011, the Company paid $107,229 towards the principal of the notes.

On August 24, 2011, the Company issued an aggregate of 20,306,082 shares of common stock in settlement of the outstanding note and related accrued interest.   In connection with the settlement, the Company recorded a net loss on settlement of debt of $181,151.

During the six months ended September 30, 2011, the Company amortized and wrote off $265,800 to current period operations as interest expense.

Convertible Notes # 10

On March 8, 2011, the Company issued a convertible note for $650,000 and 2,500,000 shares of common stock in settlement of the July 27, 2010 Marketing Fund Agreement (See Note 7 above).  The note requires weekly payments of $12,500 commencing on April 1, 2011 through April 30, 2012.

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

The Company recorded a loss of settlement of debt of $333,720 during the year ended March 31, 2011.

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

On July 22, 2011 the Company paid $150,000 and then on August 2, 2011, the Company issued 17,500,000 shares of common stock in settlement of the note and accrued interest. In connection with the settlement, the Company recorded a $131,625 gain on settlement of debt.

For the six months ended September 30, 2011, the Company amortized and wrote off $460,740 to current period operations as interest expense.

GLOBAL INVESTOR SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011

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

On August 24, 2011, the Company issued an aggregate of 19,693,917 shares of common stock in settlement of the outstanding note and related accrued interest.   In connection with the settlement, the Company recorded a net loss on settlement of debt of $175,690.

During the six months ended September 30, 2011, the Company amortized and wrote off $145,833 to current period operations as interest expense.

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

GLOBAL INVESTOR SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011

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

For the six months ended September 30, 2011, the Company amortized $101,825 to current period operations as interest expense.

Convertible Note # 13

As described in Convertible Note #6 above, the Company issued a $21,000 convertible promissory note that matures on July 31, 2013 in exchange for a previously issued convertible promissory note.  The note bears interest at a rate of 8% per annum due at maturity and will be convertible into 1,050,000 shares of the Company’s common stock, at a conversion rate of $.02 per share. Interest will also be converted into common stock at the conversion rate of $.02 per share.

In accordance ASC 470-20, the Company recognized an embedded beneficial conversion feature present in the note. The Company allocated a portion of the proceeds equal to the intrinsic value of that feature to additional paid-in capital. The Company recognized and measured an aggregate of $6,300 of the proceeds, which is equal to the intrinsic value of the embedded beneficial conversion feature, to additional paid-in capital and a discount against the note. The debt discount attributed to the beneficial conversion feature is amortized over the note’s maturity period (three years) as interest expense.

For the six months ended September 30, 2011, the Company amortized $28 to current period operations as interest expense.

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

GLOBAL INVESTOR SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011

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

During the year ended March 31, 2010, the Company converted $333,333 of the remaining $1,333,333 related party notes and related interest into 3,707,770 shares of common stock. The remaining balance of this note was $1,000,000 at September 30, 2011 and March 31, 2011.

At September 30, 2011 and March 31, 2011, convertible note balances consisted of the following:

	September 30, 2011 (Unaudited)	March 31, 2011
Convertible note #1	$-	$100,000
Convertible note #2	-	123,922
Convertible note #3	-	148,706
Convertible note #4	-	198,275
Convertible note #5	-	24,784
Convertible Promissory Notes #6	-	42,786
Convertible Promissory Note #7, net of unamortized debt discount of $3,748 and $7,516, respectively	148,337	144,570
Convertible Promissory Notes #8	-	1,004,367
Convertible Promissory Notes #9	-	99,200
Convertible Promissory Note #10	-	189,260
Convertible Promissory Notes #12, net of unamortized discount of $1,098,175	101,825	-
Convertible Promissory Note #13, net of unamortized discount of $6,272	14,728	-
Convertible promissory notes, related party, net of unamortized debt discount of $-0 and $-0-, respectively	1,000,000	1,000,000

Total	1,264,890	3,075,870
Less: convertible notes payable, current portion	(148,337)	(929,518)
Less: convertible notes payable, related party, current portion	(1,000,000)	-
Convertible notes payable, long term portion	99,582	1,146,352
Convertible notes payable-related party, net of discount, long term portion	$16,971	$1,000,688

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

GLOBAL INVESTOR SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011

The Company recorded a gain on change in fair value of reset derivative liability of $33,686 and $360,093 for the six months ended September 30, 2011and 2010, respectively.

As of September 30, 2011, the Company settled the remaining Convertible Promissory Notes that contained certain reset provisions realizing a net gain on settlement of debt of $15,082 (Note 9).

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

The Company recorded a gain on change in fair value of warrant liability of $13,279 for the six months ended September 30, 2011 and a loss of $257,528 for the six months ended September 30, 2010.

On September 30, 2011, the Company issued 3,625,000 warrants without certain reset provisions exercisable at $0.02 per share and promissory notes in aggregate of $20,000 in exchange for the cancellation of the 5,041,668 warrants with reset provisions.  At the date of the cancellation, the fair value of the warrants of $90,103 was reclassified to equity.

The fair values of the warrants at the date of settlement were determined using the Black Scholes Option Pricing Model with the following assumptions:

Dividend yield:	-0-%
Volatility	172.57%
Risk free rate:	0.42%

The fair value of the remaining 500,000 warrants containing certain reset provisions were determined using the Black Scholes Option Pricing Model with the following assumptions:

Dividend yield:	-0-%
Volatility	172.57%
Risk free rate:	0.42%

12. RELATED PARTY TRANSACTIONS

The Company is periodically advanced noninterest bearing operating funds from related parties and shareholders.  The advances are due on demand. At September 30, 2011 and March 31, 2011, due to related party was $57,739 and $71,739, respectively.

During the six months ended September 30, 2011, an employee and shareholder was issued 2,000,000 shares of the Company's common stock in settlement of an advance of $40,000 and recorded a loss on settlement of $12,000.

During the six months ended September 30, 2011, Dr. Joseph J Louro, our Chief Executive Officer, advanced $50,000 to the Company for working capital purposes. On June 6, 2011, the Company issued 1,666,667 shares of common stock in settlement of the loan of $50,000 and accrued interest of $12,500. No gain or losses resulted from this settlement.

GLOBAL INVESTOR SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011

As described in Note 9 above, the Company issued an aggregate of $5,000,000 in convertible promissory notes in connection with the acquisition of ITT and Razor during the year ended March 31, 2008.  As of September 30, 2011 and March 31, 2011, the outstanding balance was $1,000,000. The note holders are current employees of the Company’s consolidated group. During the six months ended September 30, 2011, the Company charged $40,000 as interest expense to current period operations.

As described in Note 9 above, on June 30, 2011, the Company issued a $200,000 convertible promissory note with interest at 8% per annum, due June 30, 2014.  The note is convertible into the Company's common stock at $0.02 per share. In connection with the issuance of the note, the Company issued 5,000,000 warrants to purchase the Company’s common stock at $0.03 per share over five years.

As described in Note 7 above, the Company was under contract with Allied Global Ventures, LLC during the six months ended September 30, 2011, a shareholder of the Company, whereby the related party provides funds for marketing and promotional activity in exchange for an allocated part of gross revenue from sales of the related corporation’s products and services. Contained within the contract are a minimum number of subscribers the Company is required to maintain to ensure exclusivity.

On September 29, 2011, the Company issued 43,285,000 in full settlement of Allied's marketing advances.  In connection with the settlement, the Company recorded a loss of  $259,710 from settlement of debt during the six months ended September 30, 2011.

13. CAPITAL STOCK

In April 2011, the Company increased the authorized common shares from 700,000,000 to 1,500,000,000 shares with par value $.001 per share. As of September 30, 2011 and March 31, 2011, the Company had 820,258,568 shares and 652,189,633 shares of common stock issued and 819,998,568 shares (excluding 260,000 shares in treasury) and 532,189,633 shares (excluding 120,000,000 shares issued and held in Escrow per The Cougar Group, Asian Sales Agency Agreement) of common stock outstanding.

In April 2011, the Company issued 6,000,000 shares of common stock, valued at $210,000, in connection services provided with financing activities.  These shares were accounted for as common stock to be issued in prior year-end.

In June 2011, the Company issued 3,000,000 shares of common stock in connection with services provided with financing activities of $90,000.

In June 2011, the Company issued an aggregate of 4,502,869 of its common stock in exchange for $60,828 of services rendered and $66,375 for future services as prepaid (deferred) compensation.

In June 2011, the Company issued 20,000,000 shares of its common stock as a signing bonus valued at $600,000 to the new Chief Executive Officer of the Company.

In June 2011, the Company issued an aggregate of 31,491,067 shares of its common stock in settlement of $793,984 of related party advances, notes payable and convertible notes and related accrued interest. Losses resulted from the settlements amounted to $579,801.

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

GLOBAL INVESTOR SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011

In August 2011, the Company issued an aggregate of 55,499,999 shares of its common stock in settlement of $1,088,486 of convertible notes and related accrued interest. Losses resulted from the settlements amounted to $225,215.

In September 2011, the Company issued an aggregate of 147,675,000 shares of its common stock in settlement of $4,092,590 of related party advances and convertible notes and related interest. Losses resulted from the settlements amounted to $1,106,195.

In September 2011, the Company issued an aggregate of 14,900,000 shares of its common stock in exchange for $221,000 of services rendered and $166,400 for future services as prepaid (deferred) compensation.

During the six months ended September 30, 2011, the Company re-acquired an aggregate of 260,000 shares of its common stock for $8,589 from the open market. The acquired shares are in treasury and the Company has not retired those shares.

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

The Company, Cougar and the Law Officers of Stephen M. Fleming PLLC (the “Escrow Agent”) have entered into an Escrow Agreement pursuant to which the TCG Shares were placed in escrow with the Escrow Agent.  Upon payment of the Notes, the Company will direct the TCG Shares in the appropriate amounts.  Further, Cougar and the Company have entered into a Voting Agreement whereby Cougar has appointed Nicholas Maturo and Ryan Smith to vote the TCG Shares as they deem fit at all times while the TCG Shares are held by the Escrow Agent.  Cougar was granted the right to appoint a director to the Company’s Board of Directors.  s of September 30, 2011, Cougar has not met the agreed sales targets; therefore, per the terms of the Sales Agency Agreement, the Agreement was cancelled for non-performance,  the shares held in escrow were returned and cancelled, and the right granted to Cougar to appoint a Director was revoked.

Litigation

On July 16, 2009, a petition for judgment was filed with the Civil Court of the City of New York naming the Company as a defendant relating to property leased by the Company from the defendant for recovery of past due rent payments, interest and legal costs.  In December 2010, the Company settled for $134,849 requiring monthly payments of $5,000 until paid.  As of September 30, 2011, the outstanding unpaid balance was $79,849. The Company has accrued their obligations under the lease.

GLOBAL INVESTOR SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011

The Company may be subject to legal proceedings and claims which arise in the ordinary course of its business. Although occasional adverse decisions or settlements may occur, the Company believes that the final disposition of such matters should not have a material adverse effect on its financial position, results of operations or liquidity. The Company had no pending legal proceedings or claims other than described above as of September 30, 2011.

15. STOCK OPTIONS AND WARRANTS

Employee Stock Options

The following table summarizes the changes in employee stock options outstanding and the related prices for the shares of the Company’s common stock issued to employees of the Company under two employee stock option plans. The nonqualified plan adopted in 2007 is for 13,000,000 shares of which 10000,000 have been granted as of September 30, 2011. The qualified plan adopted in October of 2008 authorizing 25,000,000 shares was approved by a majority of the Shareholders on September 16, 2009. To date 7,500,000 shares have been granted as of September 30, 2011.

The following table summarizes the changes in options outstanding and the related prices for the shares of the Company’s common stock issued to employees of the Company at September 30, 2011:

	Options Outstanding			Options Exercisable
			Weighted		Weighted
		Weighted	Average		Average
		Average	Exercise		Exercise
Range of	Number of	Remaining	Price of	Number of	Price of
Exercise	Shares	Contractual	Outstanding	Shares	Exercisable
Prices	Outstanding	Life (Years)	Options	Exercisable	Options
$0.05	7,000,000	8.01	$0.05	5,500,000	$0.05
0.06	500,000	5.36	0.06	500,000	0.06
	7,500,000	7.83	$0.051	6,000,000	$0.051

Transactions involving stock options issued to employees are summarized as follows:

		Weighted
		Average
	Number of	Exercise
	Shares	Price
Options outstanding at March 31, 2010	16,500,000	$0.056
Granted	-	-
Exercised	-	-
Canceled	(9,000,000)	(0.06)
Options outstanding at March 31, 2011	7,500,000	0.051
Granted	-	-
Exercised	-
Canceled	-
Options outstanding at September 30, 2011	7,500,000	$0.051

Stock-based compensation expense in connection with options granted to employees for the three and six months ended September 30, 2011 was $26,974 and $53,948, respectively, and $32,357 and $64,714 for the three and six months ended September 30, 2010, respectively.

GLOBAL INVESTOR SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011

Non-Employee Stock Options

The following table summarizes the changes in options outstanding and the related prices for the shares of the Company’s common stock issued to consultants and non-employees of the Company at September 30, 2011:

	Options Outstanding			Options Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
Exercise	Number	Contractual	Exercise	Number of	Exercise
Prices	Outstanding	Life (Years)	Price	Exercisable	Price
$0.145	500,000	1.70	$0.145	500,000	$0.145
0.42	500,000	5.36	0.42	300,000	0.42
	1,000,000	3.53	$0.28	800,000	$0.25

Transactions involving stock options issued to consultants and non-employees are summarized as follows:

		Weighted
		Average
	Number of	Price
	Shares	Per Share
Options outstanding at March 31, 2010	3,469,135	$0.23
Granted	-
Exercised	-	-
Expired
Options outstanding at March 31, 2011	3,469,135	0.26
Granted	-	-
Exercised	-	-
Cancelled or expired	(2,469,135)	(0.25)
Options outstanding at September 30, 2011	1,000,000	$0.28

Warrants

The following table summarizes the changes in warrants outstanding and the related prices for the shares of the Company’s common stock issued to shareholders at September 30, 2011:

	Warrants Outstanding			Warrants Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
Exercise	Number	Contractual	Exercise	Number	Exercise
Price	Outstanding	Life (Years)	Price	Exercisable	Price
$0.01	2,000,000	2.31	$0.01	2,000,000	$0.01
0.03	30,350,000	4.68	0.03	30,350,000	0.03
0.05	5,612,502	1.48	0.05	5,612,502	0.05
Total	37,962,502	4.08	$0.032	37,962,502	$0.032

GLOBAL INVESTOR SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011

Transactions involving the Company’s warrant issuance are summarized as follows:

		Average
	Number of	Price
	Shares	Per Share
Warrants outstanding at March 31, 2010	37,188,725	$0.07
Granted	13,300,002	0.05
Exercised	(27,491,674)	(0.05)
Cancelled or expired	(14,104,217)	(0.12)
Warrants outstanding at March 31, 2011	8,895,836	0.41
Granted	34,108,333	0.03
Exercised	(5,041,668)	(0.05)
Cancelled or expired
Warrants outstanding at September 30, 2011	37,962,502	$0.032

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

On September 30, 2011, the Company issued 4,108,333 warrants to purchase the Company's common stock at $0.03 per share and promissory notes in aggregate of $20,000 in exchange for the cancellation of 5,041,668 warrants with certain reset provisions.  In connection with the exchange, the Company recorded a loss on settlement of warrant liability of $5,100 and reclassified the fair value of the issued warrants of $90,103 from warrant liability to equity.  The warrants were valued using the Black Sholes option pricing method with the following assumptions: dividend yield $-0-, volatility of 172.57% and risk free rate of 0.42%.

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

GLOBAL INVESTOR SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011

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

As of September 30, 2011, the Company did not have items recorded or measured at fair value on a recurring basis in the accompanying consolidated financial statements.  Convertible notes were determined at a net discount rate of 2% per annum for the terms of the notes:

The following table provides a summary of changes in fair value of the Company’s Level 3 financial liabilities as of September 30, 2011:

	Warrant Derivative Liability	Convertible Debt Derivative	Total
Balance, March 31, 2011	$139,109	$50,957	$190,066

Transfers in/out:	(115,416)	(17,272)	(132,688)

Total gains:
Initial fair value of debt derivative at note issuance	-	-	-
Mark-to-market at September 30, 2011:
- Warrants reset provision	(13,280)	-	(13,280)
- Reset provisions relating to debt	-	(33,685)	(33,685)

Balance, September 30, 2011	$10,413	$-	$10,413

Net gain for the period included in earnings relating to the liabilities held at September 30, 2011	$13,280	$33,685	$46,965

17. SUBSEQUENT EVENTS

On November 4, 2011 the Board of Directors authorized and issued 55,000,000 shares as a bonus to Dr. Joseph J. Louro, the CEO, for achieving the stated goals per the employment agreement dated June 24,  2011.

Item 2 - Management’s Discussion and Analysis of Financial condition and results of Operations, and Plans of Operations.

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

Background

On August 30, 2006, the Company entered into a Share Purchase Agreement with Voxpath Holdings, Inc. (“Voxpath”). Prior to the exchange, Voxpath was an inactive public corporation with no significant assets and liabilities.  On September 16, 2006, the Company changed its name to TheRetirementSolution.Com, Inc.  Effective October 1, 2008, the Company changed its name to Global Investor Services, Inc.

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

Results of Operations

Three months ended September 30, 2011 compared to three months ended September 30, 2010:

Revenues:

	Three Months Ended		Three Months Ended
	September 30, 2011		September 30, 2010		Variance
Subscription revenues	$556,947	100%	$423,524	100%	$133,423	32%
Training revenues	-	-%	-	-%	-	-%
Services and other	-	-	-	-	-	-%
Total	$556,947	100%	$423,524	100%	$133,423	32%

Revenue for the three months ended September 30, 2011 was $556,947 which represented a $133,423 increase from revenue of $423,524 for the three months ended September 30, 2010.  The increase in revenue was due to the continued investment in online marketing campaigns and related growth in the subscriber base.

Our revenue model has been transformed from a single point-of-sale event to a recurring revenue stream via subscriptions. By eliminating both the high cost event based marketing model and the high logistics costs of supporting live events, we expect that our operating margins will be higher but we are unable to guarantee such result.  This on-line offering reduces the up-front customer cost, produces higher buyer conversion rates, increases retention rates and further increases customer value since we give immediate full access to all our products and services.

As we have completed the conversion to full online capability, the Company began funding increased marketing expense to execute our online customer campaigns and we continue to see positive consumer response. The campaigns are continuing along with new online webinar initiatives and we look forward to building on what we believe is a robust online business system.

Operating Costs and Expenses:

A summary of significant operating costs and expenses for the three months ended September 30, 2011 and the three months ended September 30, 2010 follows:

	Three Months		Three Months
	Ended		Ended
	September 30, 2011		September 30, 2010		Variance
Costs of sales and services	$185,856	8%	$170,049	10%	$15,807	9%
Selling, general and administrative	2,044,623	90%	1,380,339	77%	664,284	48%
Depreciation and amortization	52,718	2%	233,973	13%	(181,255)	(77)%
Total	$2,283,197	100%	$1,784,361	100%	$498,836	28%

Cost of sales and services for the three month period ended  September 30, 2011 was $185,856 as compared to $170,049 for the same period last year.  The primary reason for this increase was the increase in revenue for the period.

Our selling, general and administrative expenses for the three month period ended September 30, 2011 was $2,044,623 as compared to $1,380,339 for the three months ended September 30, 2010.  The primary reason for this increase is a result of our heavy investment in marketing costs of the online business model plus added stock based compensation paid to employees and consultants.

Other:

A summary of significant other income (expenses) for the three months ended September 30, 2011 and the three months ended September 30, 2010 follows:

	Three Months		Three Months
	Ended		Ended
	September 30, 2011		September 30, 2010		Variance
Gain (loss) on change in fair value of warrant and derivatives	$18,775	1%	$959,028	66%	$(940,253)	(97)%
Loss on settlement of debt	(1,331,410)	(45)%	(457,500)	(31)%	(873,910)	(191)%
Interest and other, net	(1,632,171)	(56)%	(1,962,895)	(135)%	330,724	17%
Total	$(2,944,806)	100%	$(1,461,367)	100%	$1,483,439	(101%

During the third quarter of 2009, we issued convertible promissory notes and a significant number of related warrants that contain certain reset provisions and during the three month period ended September 30, 2010, we issued a convertible promissory note with an embedded derivative, all requiring us to fair value both the warrants and the derivatives each reporting period and mark to market as a non cash adjustment to our current period operations.  This resulted in a net gain of $959,028 for the three months ended September 30, 2010.  As of September 30, 2011, we have exchanged all convertible promissory notes and a significant number of related warrants that contain certain reset provisions with other equity or debt instruments, accordingly the significant decrease in the gain or losses related to the change in fair value of warrants and derivatives.

During the three months ended September 30, 2011 and 2010, the Company entered into agreements with certain of its convertible noteholders to induce conversion of notes.  Total loss in connection with the induced conversion or debt and warrants settlement amounted to $1,331,410 for the three months ended September 30, 2011 as compared to $457,500 for the same period last year.

Our net interest and other charges decreased from $1,962,895 to $1,632,129 during the three months ended September 30, 2011 primarily due to reductions in our debt compared to the prior period.

Results of Operations

Six months ended September 30, 2011 compared to six months ended September 30, 2010:

Revenues:

	Six Months Ended		Six Months Ended
	September 30, 2011		September 30, 2010		Variance
Subscription revenues	$1,090,109	100%	$756,418	100%	$333,691	44%
Training revenues	-	-%	712	-%	(712)	(100)%
Services and other	-	-	-	-	-	-%
Total	$1,090,109	100%	$757,130	100%	$332,979	44%

Revenue for the six months ended September 30, 2011 was $1,090,109 which represented a $333,691 increase from revenue of $756,418 for the six months ended September 30, 2010.  The increase in revenue was due to the continued investment in online marketing campaigns and related growth in subscriber base.

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

Operating Costs and Expenses:

A summary of significant operating costs and expenses for the six months ended September 30, 2011 and the six months ended September 30, 2010 follows:

	Six Months		Six Months
	Ended		Ended
	September 30, 2011		September 30, 2010		Variance
Costs of sales and services	$389,087	9%	$347,814	10%	$41,273	12%
Selling, general and administrative	3,750,376	88%	2,704,490	77%	1,045,886	39%
Depreciation and amortization	105,435	3%	468,084	13%	(362,649)	(77)%
Total	$4,244,898	100%	$3,520,388	100%	$724,510	21%

Cost of sales and services for the six month period ended  September 30, 2011 was $389,087 as compared to $347,814 for the same period last year.  The primary reason for this increase was the increase in revenue for the period.

Our selling, general and administrative expenses for the six month period ended September 30, 2011 was $3,750,376 as compared to $2,704,490 for the six months ended September 30, 2010.  The primary reason for this increase is a result of our heavy investment in marketing costs of the online business model plus added stock based compensation paid to employees and consultants.

Other:

A summary of significant other income (expenses) for the six months ended September 30, 2011 and the six months ended September 30, 2010 follows:

	Six Months		Six Months
	Ended		Ended
	September 30, 2011		September 30, 2010		Variance
Gain (loss) on change in fair value of warrant and derivatives	$46,965	1%	$(585,651)	(14)%	$632,616	110%
Loss on settlement of debt	(1,911,211)	(49)%	(457,500)	(11)%	(1,453,711)	(318)%
Interest and other, net	(2,052,248)	(52)%	(3,057,898)	(75)%	1,005,650	33%
Total	$(3,916,494)	100%	$(4,101,049)	100%	$184,555	(101%

During the third quarter of 2009, we issued convertible promissory notes and related warrants that contain certain reset provisions and during the six month period ended September 30, 2010, we issued a convertible promissory note with an embedded derivative, all requiring us to fair value both the warrants and the derivatives each reporting period and mark to market as a non cash adjustment to our current period operations.  This resulted in a net loss of $585,651 for the six months ended September 30, 2010.  As of September 30, 2011, we have exchanged all convertible promissory notes and a significant number of related warrants that contain certain reset provisions with other equity or debt instruments, accordingly the significant decrease in the gain or losses related to the change in fair value of warrants and derivatives

During the six months ended September 30, 2011 and 2010, the Company entered into agreements with certain of its convertible noteholders to induce conversion of notes.  Total loss in connection with the induced conversion or debt and warrants settlement amounted to $1,911,211 for the six months ended September 30, 2011 as compared to $457,500 for the same period last year.

Our net interest and other charges decreased from $3,057,898 to $2,052,248 during the six months ended September 30, 2011 primarily due to reductions in our debt compared to the prior period.

Liquidity and Capital Resources

As of September 30, 2011, the Company had a working capital deficit (total current liabilities in excess of total current assets) of $2,370,716. The Company generated a deficit in cash flow from operating activities of $945,378 for the six month period September 30, 2011. This deficit is primarily attributable to the Company's net loss from operations of $7,071,283 and is partially offset by the following:

•	a charge for the value of options issued for services of $53,948,
•	amortization and write-off of debt discount relating to convertible notes payable $1,847,071,
•	Bad debt expense of 62,917,
•	stock issued and subscribed for services of $881,827,
•	amortization and depreciation expense of $933,621,
•	change in fair value of warrant and derivative liabilities of $(46,965),
•	Accretion of interest related to marketing advances of $270,000,
•	loss on settlement of debt and warrants of $1,911,211 and
•	changes in the balances of operating assets and liabilities.

Deferred costs and other current assets decreased by $21,353. Accounts payable and accrued liabilities increased by $244,496, and deferred revenue decreased by $53,574.

The Company did not have any cash flow from investing activities for the six months ended September 30, 2011.

The Company generated a cash flow from financing activities for the six month period ended September 30, 2011 through proceeds from borrowing on convertible promissory notes of $1,425,000 and advances from related party of $50,000 net with repayment of notes payable of $309,730 and re-purchase of the Company's common stock of $8,589.

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

Going Concern Matters

The Company’s unaudited condensed consolidated financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred significant losses which have resulted in an accumulated deficit of $73,829,631, a working capital deficit (total current liabilities in excess of total current assets) of $2,370,716 and a deficit in cash flow from operating activities of $945,378 for the six month period ended September 30, 2011 which raises substantial doubt about the Company’s ability to continue as a going concern.

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

Revenue arises from subscriptions to the websites/software, workshops, online workshops and training and coaching/counseling services where the customers are charged  a monthly subscription fee  for access to the online training and courses and website/data.  All revenues are recognized in the month the products and services are delivered.

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

The Company charged $53,948 and $64,714 to current period operations for the six months ended September 30, 2011 and 2010, respectively, for vesting options previously granted.

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

As of September 30, 2011, we settled a significant part of our outstanding financial instruments with reset provisions.

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

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act.  Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States.  We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation and because of the Company’s limited resources and limited number of employees, management concluded that our disclosure controls and procedures were ineffective as of September 30, 2011 as a result of the reasons set forth below.

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

To mitigate the current limited resources and limited employees, we rely heavily on direct management oversight of transactions, along with the use of outside legal and accounting professionals. As we grow, we expect to increase our number of employees, which will enable us to implement adequate segregation of duties within the internal control framework.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 under the Exchange Act that occurred during the quarter ended September 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business.  However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. As of March 31, 2010 the Company was engaged in one legal matter: On July 16, 2009, a petition for judgment was filed with the Civil Court of the City of New York naming the Company as a defendant relating to property leased by the Company from the defendant for recovery of past due rent payments, interest and legal costs. In December 2010, the Company settled for $134,849 requiring monthly payments of $5,000 until paid.  As of September 30, 2011, the outstanding unpaid balance was $79,849. The Company has accrued their obligations under the lease.

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

In June 2011, the Company issued an aggregate of 4,502,869 of its common stock in exchange for $60,828 of services rendered and $66,375 for future services as prepaid (deferred) compensation.

In June 2011, the Company issued 20,000,000 shares of its common stock as a signing bonus valued at $600,000 to the new Chief Executive Officer of the Company.

In June 2011, the Company issued an aggregate of 31,491,067 shares of its common stock in settlement of $793,984 of related party advances, notes payable and convertible notes and related accrued interest. Losses resulted from the settlements amounted to $579,801.

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

In August 2011, the Company issued an aggregate of 55,499,999 shares of its common stock in settlement of $1,088,486 of convertible notes and related accrued interest. Losses resulted from the settlements amounted to $225,215.

In September 2011, the Company issued an aggregate of 147,675,000 shares of its common stock in settlement of $4,092,590 of related party advances and convertible notes and related interest. Losses resulted from the settlements amounted to $1,106,195.

In September 2011, the Company issued an aggregate of 14,900,000 shares of its common stock in exchange for $221,000 of services rendered and $166,400 for future services as prepaid (deferred) compensation.

In April and September 2010, the Company entered into two Marketing Fund Agreements with Allied Global Ventures, LLC (“Allied”) pursuant to which Allied provided the Company with $900,000 in funding of which $34,300 has been repaid by the Company leaving a balance of $865,700 (the “Allied Fund Amount”).  On September 29, 2011, the Company and Allied entered into an Exchange Agreement whereby the parties agreed to convert the Allied Fund Amount into 43,285,000 shares of common stock of the Company.

Allied has provided the Company with funding in the amount of $1,826,667, which has 142,733 due and payable in accrued interest (the “Allied Note Amount”).  The amount owed to Allied is represented by seven Convertible Promissory Notes issued to Allied.  On September 29, 2011, the Company and Allied entered into an Exchange Agreement whereby the parties agreed to convert the Allied Note Amount into 98,640,000 shares of common stock of the Company, $0.001 par value per share.

On November 4, 2011, the Company granted an equity bonus of 55,000,000 shares of common stock of the Company to Dr. Joseph J. Louro, CEO of the Company, pursuant to the terms of the Dr. Louro’s Employment Agreement with the Company as a result of the operational and financial improvements achieved by Dr. Louro.

The above transactions were approved by the Board of Directors of the Company.

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

ITEM 4 – RESERVED

NONE

ITEM 5 – OTHER INFORMATION

NONE

ITEM 6 – EXHIBITS

Number	Description

4.1	Form of Exchange Agreement, dated September 30, 2010 (1)

4.2	Exchange Agreement by and between Global Investor Services, Inc. and Allied Global Ventures LLC, dated September 30, 2010 (2)

4.3	Form of Subscription Agreement dated July 7, 2011 (6)

4.4	Form of 8% Secured Convertible Note dated July 7, 2011 (6)

4.5	Form of Common Stock Purchase Warrant dated July 7, 2011 (6)

4.6	Form of Security Agreement dated July 7, 2011 (6)

4.7	Form of Agreement entered with Marketing Investors (7)

10.1	Agreement by and between Asher Enterprises, Inc. and Global Investor Services, Inc., dated October 20, 2010 (2)

10.2	Sales Agency Agreement between The Cougar Group and Global Investor Services, Inc (3)

10.3	Form of 4% Promissory Note – Tier One Countries(3)

10.4	Form of 4% Promissory Note – Tier Two Countries(3)

10.5	Voting Agreement between The Cougar Group and Global Investor Services, Inc. (3)

10.6	Escrow Agreement between The Cougar Group, Global Investor Services, Inc. and the Law Offices of Stephen M. Fleming PLLC(3)

10.7	Agreement entered between Global Investor Services, Inc. and Wealth Engineering LLC(3)

10.8	Marketing Fund Agreement between ITT and Wealth, dated July 27, 2010(4)

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

10.14	Letter Agreement by and between Global Investor Services Inc. and Dr. Joseph J. Louro dated June 29, 2011 (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on June 29, 2011

10.15	Agreement by and between Global Investor Services Inc., Wealth Engineering LLC, Wealth Engineering and Development Incorporated, Annette Raynor and Mario Romano dated July 12, 2011

10.16	Exchange Agreement, dated September 29, 2011, by and between Global Investor Services, Inc. and Allied Global Ventures, LLC. (8)

10.17	Exchange Agreement, dated September 29, 2011, by and between Global Investor Services, Inc. and Allied Global Ventures, LLC.(8)

31.1	Certification of Principal Executive Officer pursuant to 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS **	XBRL Instance Document
101.SCH **	XBRL Taxonomy Schema
101.CAL **	XBRL Taxonomy Calculation Linkbase
101.DEF **	XBRL Taxonomy Definition Linkbase
101.LAB **	XBRL Taxonomy Label Linkbase
101.PRE **	XBRL Taxonomy Presentation Linkbase

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

(1)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on October 12, 2010
(2)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on October 25, 2010
(3)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on September 23, 2010
(4)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on August 5, 2010
(5)	Incorporated by reference to the Form 10-K/A Annual Report filed with the Securities and Exchange Commission on July 19, 2011
(6)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on July 13, 2011
(7)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on August 30, 2011
(8)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on October 11, 2011

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLOBAL INVESTOR SERVICES, INC.

Dated: November 18, 2011	By:	/s/ Dr. Joseph J. Louro
Dr. Joseph J. Louro
Chief Executive Officer
(Principal Executive Officer)

Date: November 18, 2011	By:	/s/ William Kosoff
William Kosoff
Acting Chief Financial Officer
(Principal Financial Officer and Accounting
Officer)