Form 10-Q
period 2011-12-31
Global Investor Services, Inc.
filed 2012-02-10
CIK 862651

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2011

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ________________ to _______________

000-27019

(Commission file number)

Global Investor Services, Inc.

(Exact name of registrant as specified in its charter)

Nevada	87-0369205
(State or other jurisdiction	(IRS Employer
of incorporation or organization)	Identification No.)

287 East 950 South

Orem, Utah 84058

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

As of February 10, 2012, there were 879,358,568 shares of common stock, (of which 260,000 shares are in treasury), par value $.001 per share, outstanding.

GLOBAL INVESTOR SERVICES, INC.

FORM 10-Q

QUARTERLY PERIOD ENDED DECEMBER 31, 2011

PART I - FINANCIAL INFORMATION

 GLOBAL INVESTOR SERVICES, INC.

 CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31,	March 31,
	2011	2011
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$223,427	$124,031
Deferred costs	45,935	48,631
Employee advances	-	6,400
Prepaid expenses	137,003	512,759
Other current assets	695	1,019
Total current assets	407,060	692,840

Property and equipment, net of accumulated depreciation of $2,523,590 and $2,365,265 as of December 31, 2011 and March 31, 2011, respectively	424,189	582,514

Other assets:
Deposits	19,460	22,850
Capitalized financing costs, net	-	237,019

Total assets	$850,709	$1,535,223

LIABILITIES AND DEFICIENCY IN STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$1,497,924	$1,420,847
Deferred revenue	238,244	261,260
Marketing advances	-	595,700
Due to related party	57,739	71,739
Convertible notes payable, current portion	150,191	929,518
Convertible notes payable, current portion-related party	1,000,000	-
Notes payable, current portion	-	15,000
Notes payable, current portion-related party	200,000	200,000
Total current liabilities	3,144,098	3,494,064

Long term debt:
Warrant liability	3,577	139,109
Reset derivative liability	-	50,957
Notes payable, long term portion	367,049	347,049
Convertible notes payable, long term portion	265,839	1,146,352
Convertible notes payable, long term portion-related party	115,189	1,000,000
Total long term debt	751,654	2,683,467

Total liabilities	3,895,752	6,177,531

DEFICIENCY IN STOCKHOLDERS' EQUITY
Preferred stock, par value: $0.001; 10,000,000 shares authorized, None issued and outstanding as of December 31, 2011 and March 31, 2011	-	-
Common stock, par value $0.001; 1,500,000,000 and 700,000,000 shares authorized at December 31, 2011 and March 31, 2011, respectively; 877,358,568 and 652,189,633 shares issued and 877,098,568 and 532,189,633 shares outstanding as of December 31, 2011 and March 31, 2011, respectively	877,359	652,190
Additional paid in capital	71,288,171	59,816,767
Warrant subscription receivable	-	(62,917)
Common shares to be issued	500,000	1,710,000
Treasury stock, 260,000 shares	(8,589)	-
Accumulated deficit	(75,701,984)	(66,758,348)
Total deficiency in stockholders' equity	(3,045,043)	(4,642,308)

Total liabilities and deficiency in stockholders' equity	$850,709	$1,535,223

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

GLOBAL INVESTOR SERVICES, INC.

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

(unaudited)

	Three months ended December 31,		Nine months ended December 31,
	2011	2010	2011	2010
Revenue, net:
Subscription revenue	$581,972	$471,531	$1,672,081	$1,227,949
Services revenue	-	-	-	712
Total revenue, net	581,972	471,531	1,672,081	1,228,661

Operating costs and expenses:
Cost of sales and service	159,640	140,814	548,727	488,628
Selling, general and administrative	2,083,643	1,633,368	5,834,019	4,338,031
Depreciation and amortization	52,717	234,322	158,152	702,233
Total operating costs and expenses	2,296,000	2,008,504	6,540,898	5,528,892

Net loss from operations	(1,714,028)	(1,536,973)	(4,868,817)	(4,300,231)

Other income (expense):
Gain (loss) on change in fair value of warrant and derivative liabilities	6,836	(63,247)	53,801	(648,898)
Loss on settlement of debt	-	(29,509)	(1,911,211)	(487,009)
Interest, net	(165,161)	(185,274)	(2,217,361)	(3,243,226)
Other	-	(243)	(48)	(189)

Net loss before provision for income taxes	(1,872,353)	(1,815,246)	(8,943,636)	(8,679,553)

Income taxes (benefit)	-	-	-	-

NET LOSS	$(1,872,353)	$(1,815,246)	$(8,943,636)	$(8,679,553)

Loss per common share-basic and fully diluted	$(0.00)	$(0.00)	$(0.01)	$(0.02)

Weighted average number of common shares outstanding-basic and fully diluted	854,508,351	494,151,274	676,188,993	413,337,032

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

GLOBAL INVESTOR SERVICES, INC.

CONDENSED CONSOLIDATED STATEMENT OF DEFICIENCY IN STOCKHOLDERS' EQUITY

FROM APRIL 1, 2011 THROUGH DECEMBER 31, 2011

 (unaudited)

				Additional	Common shares		Warrant
	Stock	Common stock		Paid in	To be issued		Subscription	Treasury	Accumulated
	Subscription	Shares	Amount	Capital	Shares	Amount	Receivable	Stock	Deficit	Total
Balance, March 31, 2011	$-	652,189,633	$652,190	$59,816,767	12,000,000	$1,710,000	$(62,917)	$-	$(66,758,348)	$(4,642,308)
Common stock issued for services rendered and to be rendered	-	105,502,869	105,503	2,440,600	(6,000,000)	(210,000)	-	-	-	2,336,103
Common stock issued in settlement of related party advances, notes payable and convertible debt and related accrued interest and warrants	-	234,666,066	234,666	6,320,196	-	-	-	-	-	6,554,862
Common stock issued in settlement of accounts payable	-	1,000,000	1,000	26,000	-	-	-	-	-	27,000
Common stock issued in June 2011 in connection with acquisition of ITT and Razor	-	4,000,000	4,000	996,000	(4,000,000)	(1,000,000)	-	-	-	-
Cancellation of shares issued in connection with Cougar Agreement		(120,000,000)	(120,000)	120,000	-	-	-	-	-	-
Initial fair value of beneficial conversion features relating to convertible notes	-	-	-	1,397,584	-	-	-	-	-	1,397,584
Fair value of options issued to employees	-	-	-	80,922	-	-	-	-	-	80,922
Write-off uncollected warrant subscription	-	-	-	-	-	-	62,917	-	-	62,917
Warrant liability reclassified to equity	-	-	-	90,103	-	-	-	-	-	90,103
Acquisition of treasury stock	-	-	-	-	-	-	-	(8,589)	-	(8,589)
Net loss	-	-	-	-	-	-	-	-	(8,943,636)	(8,943,636)
Balance, December 31, 2011	$-	877,358,568	$877,359	$71,288,172	2,000,000	$500,000	$-	$(8,589)	$(75,701,984)	$(3,045,043)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

GLOBAL INVESTOR SERVICES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

 (unaudited)

	Nine months ended December 31,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(8,943,636)	$(8,679,553)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	158,152	702,233
Write-off uncollected warrant subscription	62,917	-
Common stock issued for services rendered	2,013,327	1,135,600
Common stock issued in settlment of interest	-	548,671
Amortization of debt discount relating to convertible notes payable	1,950,601	2,859,202
Fair value of vested options issued for services rendered	80,922	134,761
Change in fair value of warrant and derivative liabilities	(53,801)	648,898
Amortization of financing costs	352,019	-
Loss on settlement of debt and warrants	1,911,211	487,009
Accretion of marketing agreement	270,000	90,000
Amortization of prepaid stock compensation	608,531	457,320
(Increase) decrease in:
Deferred costs	2,696	(38,730)
Other assets	10,114	189
Increase (decrease) in:
Accounts payable and accrued liabilities	342,678	197,378
Deferred revenue	(23,016)	364,415
Net cash used in operating activities:	(1,257,285)	(1,092,607)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash provided by (used in) investing activities:	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Acquisition of treasury shares	(8,589)	-
Proceeds from issuance of convertible debt, net	1,625,000	342,500
Repayments of notes payable	(309,730)	(118,988)
Proceeds from marketing advances, net of repayments	-	706,960
Proceeds from exercise of warrants	-	210,208
Proceeds (repayments) of related party advances, net	50,000	(500)
Net cash provided by financing activities	1,356,681	1,140,180

Net increase in cash and cash equivalents	99,396	47,573
Cash and cash equivalents-beginning of period	124,031	48,828
Cash and cash equivalents-end of period	$223,427	$96,401

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$-	$-
Income taxes	$-	$-
Non cash financing activities:
Contributed capital by shareholders from forgiveness of notes payable	$-	$386,750
Common stock issued in settlement of convertible debt and related interest	$4,795,985	$4,375,561
Beneficial conversion feature attributable to convertible debentures	$1,397,584	$913,334
Common stock issued for settlement of outstanding payables	$27,000	$357,195
Notes payable issued in exchange for warrants	$20,000	$120,000

 The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

GLOBAL INVESTOR SERVICES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. However, the results from operations for the three and nine months ended December 31, 2011, are not necessarily indicative of the results that may be expected for the year ending March 31, 2012. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated March 31, 2011 financial statements and footnotes thereto included in the Company's Form 10-K/A filed with the SEC.

The condensed consolidated financial statements as of March 31, 2011 have been derived from the audited consolidated financial statements at that date but do not include all disclosures required by the accounting principles generally accepted in the United States of America.

Business and Basis of Presentation

On August 30, 2006, the Company entered into a share  purchase agreement with Voxpath Holdings, Inc. ("Voxpath"). Prior to the merger, Voxpath was an inactive public corporation with no significant assets or liabilities. On September 16, 2006, the Company changed its name to TheRetirementSolution.Com, Inc. and on October 1, 2008 to Global Investor Services, Inc. The Company currently markets directly and through its marketing partners as well as online, certain investor products and services that provide financial and educational information to its prospective customers and to its subscribers.

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

DECEMBER 31, 2011

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

Reclassification

Certain reclassifications have been made in prior period's financial statements to conform to classifications used in the current period.

GLOBAL INVESTOR SERVICES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011

Fair Value of Financial Instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2011 and March 31, 2011. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash and accounts payable. Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

Stock-Based Compensation

The Company accounts for its stock based awards in accordance with Accounting Standards Codification subtopic 718-10, Compensation (“ASC 718-10”), which requires a fair value measurement and recognition of compensation expense for all share-based payment awards made to its employees and directors, including employee stock options and restricted stock awards. The Company estimates the fair value of stock options granted using the Black-Scholes valuation model. This model requires the Company to make estimates and assumptions including, among other things, estimates regarding the length of time an employee will retain vested stock options before exercising them, the estimated volatility of our common stock price and the number of options that will be forfeited prior to vesting. The fair value is then amortized on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period. Changes in these estimates and assumptions can materially affect the determination of the fair value of stock-based compensation and consequently, the related amount recognized in the Company’s condensed consolidated statements of operations.

For the nine months ended December 31, 2011 and 2010, the Company did not grant stock options to employees. The fair value of vesting options granted in previous years and vested during the nine months ended December 31, 2011 and 2010 of $80,922 and $134,761, respectively, was recorded as a current period charge to earnings.

Net Loss per Share

The Company has adopted Accounting Standards Codification subtopic 260-10, Earnings Per Share (“ASC 260-10”) specifying the computation, presentation and disclosure requirements of earnings per share information. Basic loss per share has been calculated based upon the weighted average number of common shares outstanding. The Company excluded 86,091,708 and 85,393,113 shares of common stock equivalents, that would be resulted from conversion of convertible debt, or exercise of stock options and warrants, from the diluted loss per share because their effect is anti-dilutive on the computation for the nine months ended December 31, 2011 and 2010, respectively.

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

GLOBAL INVESTOR SERVICES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011

2. GOING CONCERN MATTERS

The Company’s unaudited condensed consolidated financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred significant recurring losses which have resulted in an accumulated deficit of $75,701,984, net loss of $8,943,636 and net cash used in operations of $1,257,285 for the nine months ended December 31, 2011 which raises substantial doubt about the Company’s ability to continue as a going concern.

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

3.  PREPAID EXPENSES

From time to time, the Company issues shares of its common stock for services to be performed.  The fair value of the common stock is determined at the date of the contract for services and is amortized ratably over the term of the contract.  As of December 31, 2011 and March 31, 2011, prepaid expenses were $137,003 and $512,759, respectively.  During the three and nine months ended December 31, 2011, the Company charged to operations an aggregate of $132,365 and $608,531, respectively, and an aggregate of $267,700 and $457,320 during the three and nine months ended December 31, 2010, respectively.

4. PROPERTY AND EQUIPMENT

The Company’s property and equipment at December 31, 2011 and March 31, 2011:

	December 31, 2011 (Unaudited)	March 31, 2011
Software	$2,920,000	$2,920,000
Computer equipment	4,211	4,211
Office equipment	23,568	23,568
	2,947,779	2,947,779
Less accumulated depreciation	(2,523,590)	(2,365,265)
	$424,189	$582,514

5. CAPITALIZED FINANCING COSTS

In connection with the issuance of convertible debt on March 8, 2011 and April 29, 2011 as described below, the Company issued an aggregate of 9,000,000 shares of its common stock and $61,500 cash for placement services.  The aggregate fair value of the common stock and cash paid of $361,500 is amortized ratably over the term of the convertible note (26 months). On August 26, 2011, the Company issued common stock in settlement of the convertible debt, as such, the Company wrote-off the remaining unamortized financing costs.  During the nine months ended December 31, 2011, the Company amortized and wrote off $352,019 of financing costs to current period operations.

GLOBAL INVESTOR SERVICES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011

6. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities consisted of the following at December 31, 2011 and March 31, 2011:

	December 31, 2011 (Unaudited)	March 31, 2011
Accounts payable	$933,386	$802,740
Accrued consulting and commissions payable	12,500	24,093
Accrued interest payable	514,361	536,029
Accrued payroll taxes	7,848	13,012
Accrued salaries and wages	29,829	44,973
	$1,497,924	$1,420,847

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

During the year ended March 31, 2011, the Company made repayment of $34,300.  Additionally, the Company accreted and charged $180,000 to operations as of March 31, 2011, and additional $270,000 for the nine months ended December 31, 2011 to a total payable under the Allied marketing agreement including the accumulated accretion of $865,700 prior to the settlement as described below.

On September 29, 2011, the Company issued 43,285,000 shares of common stock in full settlement of Allied's marketing advances.  In connection with the settlement, the Company recorded a charge of  $259,710 as loss on settlement of debt during the nine months ended December 31, 2011.

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

The Company has made repayments of $226,220 reducing the balance payable under the Marketing Fund Agreement to $403,780 as of March 8, 2011.  On March 8, 2011, the Company issued a convertible note (see Note 9) for $650,000 and 2,500,000 shares of common stock in settlement of the July 27, 2010 Marketing Fund Agreement.  The Company recorded a loss of settlement of debt of $333,720 as a charge against operations.

GLOBAL INVESTOR SERVICES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011

As of December 31, 2011, the Company had no outstanding marketing advance liabilities.

8. NOTES PAYABLE

A summary of notes payable at December 31, 2011 and March 31, 2011 are as follows:

On January 20, 2009, the Company received $200,000 in exchange for a promissory note payable, due July 20, 2009 with interest due monthly at 20% per annum. The note is secured by common stock of the Company and is personally guaranteed by certain officers of the Company. The note contains certain first right of payment should the Company be successful in raising $500,000 to $1,500,000 in a Private Placement Offering before any payments can be distributed from the escrow. In connection with the issuance of the promissory note payable, the Company issued warrants to purchase its common stock at $0.01 per share for five years. The fair value of the warrants of $101,183 was fully amortized as of December 31, 2011. This Note is currently in default.

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

At December 31, 2011 and March 31, 2011, balances consist of the following:

	December 31, 2011 (Unaudited)	March 31, 2011
Note payable to related party, currently in default	$200,000	$200,000
Note payable, due March 8, 2011	-	15,000
Note payable, due March 31, 2013	227,049	227,049
Notes payable, due September 2014	20,000	-
Notes payable, due September 2015	120,000	120,000
Total	567,049	562,049
Less: Notes payable, current portion – related party	(200,000)	(215,000)
Notes payable, long term portion	$367,049	$347,049

GLOBAL INVESTOR SERVICES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011

9. CONVERTIBLE NOTES

During the nine months ended December 31, 2011, the Company entered into agreements with an aggregate of $3,561,938 of its convertible note holders, currently in default, to induce conversion of notes.  The offer to the note holders was a reduction in the conversion price ranging from $0.03 to $0.10 per share (as amended) to $0.02 to $0.025 per share for the principal and related accrued interest. As a result,  the Company issued an aggregate of 187,714,399 shares of common stock, valued at $5,314,952, in exchange for convertible notes and accrued unpaid interest.  Total loss in connection with the settlement and induced conversion of debt amounted to $1,639,501 for the nine months ended December 31, 2011.

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

DECEMBER 31, 2011

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

DECEMBER 31, 2011

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

During the year ended March 31, 2011, the Company issued an aggregate of 25,915,432 shares of its common stock in settlement of $712,000 of the convertible notes and accrued interest, and 3,000,000 of previously issued warrants. The Company also entered into a separate agreement to settle $240,000 of this note, under which the $240,000 became part of Convertible Note #8 as described below and was settled in full as of December 31, 2011.

During the nine months ended December 31, 2011, the Company issued an aggregate of 1,750,000 shares of common stock in settlement of $30,000 of the convertible notes; a $21,000 convertible note (without reset) maturing July 31, 2013 (see below) in exchange for $21,000 of convertible notes and a demand receivable for $26,000 in exchange for $26,000 of the convertible notes.  In conjunction with these settlements, the Company recorded a net gain on settlement of debt of $15,082.  As of December 31, 2011, all July 31, 2009 issued convertible notes have been settled.

For the nine months ended December 31, 2011 and 2010, the Company amortized and wrote off debt discount of $34,214 and $759,379, respectively, to current period operations as interest expense.

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

DECEMBER 31, 2011

The total debt discount attributed to the beneficial conversion feature and common stock issued in the amount of $18,021 is charged to operations ratably over the note term as interest expense.

During the year ended March 31, 2011, the Company issued 1,000,000 shares of common stock in settlement of $30,000 in Convertible Promissory Notes, accrued unpaid interest, and other fees.

During the nine months ended December 31, 2011 and 2010, the Company amortized and wrote off $5,662 and $8,628, respectively, to current period operations as interest expense.

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

During the nine months ended December 31, 2011, the Company amortized and wrote off $822,300 to current period operations as interest expense.

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

DECEMBER 31, 2011

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

During the nine months ended December 31, 2011, the Company paid $107,229 towards the principal of the notes.

On August 24, 2011, the Company issued an aggregate of 20,306,082 shares of common stock in settlement of the outstanding note and related accrued interest.   In connection with the settlement, the Company recorded a net loss on settlement of debt of $181,151.

During the nine months ended December 31, 2011, the Company amortized and wrote off $265,800 to current period operations as interest expense.

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

For the nine months ended December 31, 2011, the Company amortized and wrote off $460,740 to current period operations as interest expense.

GLOBAL INVESTOR SERVICES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011

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

During the nine months ended December 31, 2011, the Company amortized and wrote off $145,833 to current period operations as interest expense.

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

DECEMBER 31, 2011

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

For the nine months ended December 31, 2011, the Company amortized $202,555 to current period operations as interest expense.

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

For the nine months ended December 31, 2011, the Company amortized $889 to current period operations as interest expense.

Convertible Notes # 14

During the month of December 2011, the Company issued an aggregate of $200,000 in Convertible Promissory Notes ($100,000 related party) that matures December 2014. The Promissory Notes bear interest at a rate of 8% and will be convertible into 10,000,000 shares of the Company’s common stock, at a conversion rate of $.02 per share. Interest will also be converted into common stock at the conversion rate of $.02 per share. In connection with the issuance of the Convertible Promissory Notes, the Company issued 5,000,000 warrants to purchase the Company’s common stock at $0.03 per share over five years (see Note 15).

GLOBAL INVESTOR SERVICES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011

The Company did not record an embedded beneficial conversion feature in the note since the fair value of the common stock did not exceed the conversion rate at the date of issuance.

In connection with the issuance of the promissory notes, the Company issued detachable warrants granting the holder the right to acquire an aggregate of 5,000,000 shares of the Company’s common stock at $0.03 per share. The warrants expire five years from the issuance. In accordance with ASC 470-20, the Company recognized the value attributable to the warrants in the amount of $37,201 to additional paid in capital and a discount against the note. The Company valued the warrants in accordance with ASC 470-20 using the Black-Scholes pricing model and the following assumptions: contractual terms of 5 years, an average risk free interest rate of 0.88% to 0.91%, a dividend yield of 0%, and volatility of 173.57% to 173.81%. The debt discount attributed to the value of the warrants issued is amortized over the note’s maturity period (three years) as interest expense.

For the nine months ended December 31, 2011, the Company amortized $85 to current period operations as interest expense.

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

During the year ended March 31, 2010, the Company converted $333,333 of the remaining $1,333,333 related party notes and related interest into 3,707,770 shares of common stock. The remaining balance of this note was $1,000,000 at December 31, 2011 and March 31, 2011.

At December 31, 2011 and March 31, 2011, convertible note balances consisted of the following:

GLOBAL INVESTOR SERVICES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011

	December 31, 2011 (Unaudited)	March 31, 2011
Convertible Note #1	$-	$100,000
Convertible Note #2	-	123,922
Convertible Note #3	-	148,706
Convertible Note #4	-	198,275
Convertible Note #5	-	24,784
Convertible Promissory Notes #6	-	42,786
Convertible Promissory Note #7, net of unamortized debt discount of $1,853 and $7,516, respectively	150,191	144,570
Convertible Promissory Notes #8	-	1,004,367
Convertible Promissory Notes #9	-	99,200
Convertible Promissory Note #10	-	189,260
Convertible Promissory Notes #12, net of unamortized discount of $997,445	202,555	-
Convertible Promissory Note #13, net of unamortized discount of $5,411	15,589	-
Convertible Promissory Notes #14, net of unamortized discount of $37,116	162,884
Convertible promissory notes, related party, net of unamortized debt discount of $-0 and $-0-, respectively	1,000,000	1,000,000

Total	1,531,219	3,075,870
Less: convertible notes payable, current portion	(150,191)	(929,518)
Less: convertible notes payable, related party, current portion	(1,000,000)	-
Convertible notes payable, long term portion	265,839	1,146,352
Convertible notes payable-related party, net of discount, long term portion	$115,189	$1,000,000

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

The Company recorded a gain on change in fair value of reset derivative liability of $33,685 and a loss of $688,216 for the nine months ended December 31, 2011and 2010, respectively.

As of December 31, 2011, the Company settled the remaining Convertible Promissory Notes that contained certain reset provisions realizing a net gain on settlement of debt of $15,082 (Note 9).

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

The Company recorded a gain on change in fair value of warrant liability of $20,116 for the nine months ended December 31, 2011 and a loss of $302,705 for the nine months ended December 31, 2010.

GLOBAL INVESTOR SERVICES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011

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

At December 31, 2011, the fair value of the remaining 500,000 warrants containing certain reset provisions were determined using the Black Scholes Option Pricing Model with the following assumptions:

Dividend yield:	-0-%
Volatility	169.45%
Risk free rate:	0.36%

12. RELATED PARTY TRANSACTIONS

The Company is periodically advanced noninterest bearing operating funds from related parties and shareholders.  The advances are due on demand. At December 31, 2011 and March 31, 2011, due to related party was $57,739 and $71,739, respectively.

During the nine months ended December 31, 2011, an employee and shareholder was issued 2,000,000 shares of the Company's common stock in settlement of an advance of $40,000.

During the nine months ended December 31, 2011, Dr. Joseph J Louro, our Chief Executive Officer, advanced $50,000 to the Company for working capital purposes. On June 6, 2011, the Company issued 1,666,667 shares of common stock in settlement of the loan of $50,000 and accrued interest of $12,500. No gain or losses resulted from this settlement.

As described in Note 9 above, the Company issued an aggregate of $5,000,000 in convertible promissory notes in connection with the acquisition of ITT and Razor during the year ended March 31, 2008.  As of December 31, 2011 and March 31, 2011, the outstanding balance was $1,000,000. The note holders are current employees of the Company’s consolidated group. During the nine months ended December 31, 2011, the Company charged $60,000 as interest expense to current period operations.

As described in Note 9 above, on June 30, 2011, the Company issued a $200,000 convertible promissory note with interest at 8% per annum, due June 30, 2014 to the Company's CEO.  The note is convertible into the Company's common stock at $0.02 per share. In connection with the issuance of the note, the Company issued 5,000,000 warrants to purchase the Company’s common stock at $0.03 per share over five years.

As described in Note 9 above, on December 29, 2011, the Company issued a $100,000 convertible promissory note with interest at 8% per annum, due June 30, 2014 to the Company's CEO.  The note is convertible into the Company's common stock at $0.02 per share. In connection with the issuance of the note, the Company issued 2,500,000 warrants to purchase the Company’s common stock at $0.03 per share over five years.

GLOBAL INVESTOR SERVICES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011

As described in Note 7, the Company was under contract with Allied Global Ventures, LLC during the nine months ended December 31, 2011, a shareholder of the Company, whereby the related party provides funds for marketing and promotional activity in exchange for an allocated part of gross revenue from sales of the related corporation’s products and services. Contained within the contract are a minimum number of subscribers the Company is required to maintain to ensure exclusivity.

On September 29, 2011, the Company issued 43,285,000 shares of common stock in full settlement of Allied's marketing advances.  In connection with the settlement, the Company recorded a loss of  $259,710 from settlement of debt during the nine months ended December 31, 2011.

13. CAPITAL STOCK

In April 2011, the Company increased the authorized common shares from 700,000,000 to 1,500,000,000 shares with par value $.001 per share. As of December 31, 2011 and March 31, 2011, the Company had 877,358,568 shares and 652,189,633 shares of common stock issued and 877,098,568 shares (excluding 260,000 shares in treasury) and 532,189,633 shares (excluding 120,000,000 shares issued and held in Escrow per The Cougar Group, Asian Sales Agency Agreement) of common stock outstanding.

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

GLOBAL INVESTOR SERVICES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011

In November 2011, the Company issued 55,000,000 shares of its common stock as a bonus valued at $1,100,000, based on quoted market value, to the Chief Executive Officer of the Company.

In December 2011, the Company issued 2,100,000 shares of its common stock in settlement of legal expenses of $31,500.

During the nine months ended December 31, 2011, the Company re-acquired an aggregate of 260,000 shares of its common stock for $8,589 from the open market. The acquired shares are in treasury and the Company has not retired those shares.

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

As of December 31, 2011, Cougar has not met the agreed sales targets; therefore, per the terms of the Sales Agency Agreement, the Agreement was cancelled for non-performance,  the shares held in escrow were returned and cancelled, and the right granted to Cougar to appoint a Director was revoked.

Litigation

On July 16, 2009, a petition for judgment was filed with the Civil Court of the City of New York naming the Company as a defendant relating to property leased by the Company from the defendant for recovery of past due rent payments, interest and legal costs.  In December 2010, the Company settled for $134,849 requiring monthly payments of $5,000 until paid.  As of December 31, 2011, the outstanding unpaid balance was $64,849. The Company has accrued their obligations under the lease.

The Company may be subject to legal proceedings and claims which arise in the ordinary course of its business. Although occasional adverse decisions or settlements may occur, the Company believes that the final disposition of such matters should not have a material adverse effect on its financial position, results of operations or liquidity. The Company had no pending legal proceedings or claims other than described above as of December 31, 2011.

GLOBAL INVESTOR SERVICES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011

15. STOCK OPTIONS AND WARRANTS

Employee Stock Options

The following table summarizes the changes in employee stock options outstanding and the related prices for the shares of the Company’s common stock issued to employees of the Company under two employee stock option plans. The nonqualified plan adopted in 2007 is for 13,000,000 shares of which 10000,000 have been granted as of December 31, 2011. The qualified plan adopted in October of 2008 authorizing 25,000,000 shares was approved by a majority of the Shareholders on September 16, 2009. To date 7,500,000 shares have been granted as of December 31, 2011.

The following table summarizes the changes in options outstanding and the related prices for the shares of the Company’s common stock issued to employees of the Company at December 31, 2011:

	Options Outstanding			Options Exercisable
			Weighted		Weighted
		Weighted	Average		Average
		Average	Exercise		Exercise
Range of	Number of	Remaining	Price of	Number of	Price of
Exercise	Shares	Contractual	Outstanding	Shares	Exercisable
Prices	Outstanding	Life (Years)	Options	Exercisable	Options
$0.05	7,000,000	7.76	$0.05	5,500,000	$0.05
0.06	500,000	5.11	0.06	500,000	0.06
	7,500,000	7.58	$0.051	6,000,000	$0.051

Transactions involving stock options issued to employees are summarized as follows:

		Weighted
		Average
	Number of	Exercise
	Shares	Price
Options outstanding at March 31, 2010	16,500,000	$0.056
Granted	-	-
Exercised	-	-
Canceled	(9,000,000)	(0.06)
Options outstanding at March 31, 2011	7,500,000	0.051
Granted	-	-
Exercised	-	-
Canceled	-	-
Options outstanding at December 31, 2011	7,500,000	$0.051

Stock-based compensation expense in connection with options granted to employees for the three and nine months ended December 31, 2011 was $26,974 and $80,922, respectively, and $70,047 and $134,761 for the three and nine months ended December 31, 2010, respectively.

GLOBAL INVESTOR SERVICES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011

Non-Employee Stock Options

The following table summarizes the changes in options outstanding and the related prices for the shares of the Company’s common stock issued to consultants and non-employees of the Company at December 31, 2011:

	Options Outstanding			Options Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
Exercise	Number	Contractual	Exercise	Number of	Exercise
Prices	Outstanding	Life (Years)	Price	Exercisable	Price
$0.145	500,000	1.45	$0.145	500,000	$0.145
0.42	500,000	5.11	0.42	300,000	0.42
	1,000,000	3.28	$0.28	800,000	$0.25

Transactions involving stock options issued to consultants and non-employees are summarized as follows:

		Weighted
		Average
	Number of	Price
	Shares	Per Share
Options outstanding at March 31, 2010	3,469,135	$0.23
Granted	-
Exercised	-	-
Expired
Options outstanding at March 31, 2011	3,469,135	0.26
Granted	-	-
Exercised	-	-
Cancelled or expired	(2,469,135)	(0.25)
Options outstanding at December 31, 2011	1,000,000	$0.28

Warrants

The following table summarizes the changes in warrants outstanding and the related prices for the shares of the Company’s common stock issued to shareholders at December 31, 2011:

	Warrants Outstanding			Warrants Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
Exercise	Number	Contractual	Exercise	Number	Exercise
Price	Outstanding	Life (Years)	Price	Exercisable	Price
$0.01	2,000,000	2.06	$0.01	2,000,000	$0.01
0.03	35,350,000	4.43	0.03	35,350,000	0.03
0.05	5,612,502	1.23	0.05	5,612,502	0.05
Total	42,962,502	4.08	$0.032	42,962,502	$0.032

GLOBAL INVESTOR SERVICES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011

Transactions involving the Company’s warrant issuance are summarized as follows:

		Average
	Number of	Price
	Shares	Per Share
Warrants outstanding at March 31, 2010	37,188,725	$0.07
Granted	13,300,002	0.05
Exercised	(27,491,674)	(0.05)
Cancelled or expired	(14,104,217)	(0.12)
Warrants outstanding at March 31, 2011	8,895,836	0.41
Granted	39,108,333	0.03
Exercised	(5,041,667)	(0.05)
Cancelled or expired
Warrants outstanding at December 31, 2011	42,962,502	$0.032

During the nine months ended December 31, 2011, warrants of 35,000,000 were issued in connection with the issuance of Convertible Promissory Notes (see Note 9). The warrants are exercisable for five years from the date of issuance at an exercise price of $0.03 per share. The warrants were valued using the Black Sholes option pricing method with the following assumptions: dividend yield $-0-, volatility of 166.12% to 173.81% and risk free rate of 0.88% to 1.76%.

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

DECEMBER 31, 2011

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

As of December 31, 2011, the Company did not have items recorded or measured at fair value on a recurring basis in the accompanying consolidated financial statements.  Convertible notes were determined at a net discount rate of 2% per annum for the terms of the notes:

The following table provides a summary of changes in fair value of the Company’s Level 3 financial liabilities as of December 31, 2011:

	Warrant	Convertible
	Derivative	Debt
	Liability	Derivative	Total
Balance, March 31, 2011	$139,109	$50,957	$190,066

Transfers in/out:	(115,416)	(17,272)	(132,688)

Total gains:
Initial fair value of debt derivative at note issuance	-	-	-
Mark-to-market at December 31, 2011:
- Warrants reset provision	(20,116)	-	(20,116)
- Reset provisions relating to debt	-	(33,685)	(33,685)

Balance, December 31, 2011	$3,577	$-	$3,577

Net gain for the period included in earnings relating to the liabilities held at December 31, 2011	$20,116	$33,685	$53,801

17. SUBSEQUENT EVENTS

During the month of January 2012, the Company issued an aggregate of 2,000,000 as compensation for services rendered.

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

Customer acquisition is realized through the Company’s marketing partners and through on-line marketing. Our partners have the marketing and operations capability to attract customers by way of low cost introductory courses and products which then allows for up-sell opportunities to a complete on-line education curriculum and expanded investor services. Customer service is supported by a comprehensive client management system that tracks the customer throughout the purchase, education and added services cycle which also includes live data feeds, news and investment letters.

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

 Results of Operations

Three months ended December 31, 2011 compared to three months ended December 31, 2010:

Revenues:

	Three Months Ended		Three Months Ended
	December 31, 2011		December 31, 2010		Variance
Subscription revenues	$581,972	100%	$471,531	100%	$110,441	23%
Training revenues	-	-%	-	-%	-	-%
Services and other	-	-	-	-	-	-%
Total	$581,972	100%	$471,531	100%	$110,441	23%

Revenue for the three months ended December 31, 2011 was $581,972 which represented a $110,441 increase from revenue of $471,531 for the three months ended December 31, 2010.  The increase in revenue was due to the continued investment in online marketing campaigns and related growth in the subscriber base.

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

Operating Costs and Expenses:

A summary of significant operating costs and expenses for the three months ended December 31, 2011 and the three months ended December 31, 2010 follows:

	Three Months		Three Months
	Ended		Ended
	December 31, 2011		December 31, 2010		Variance
Costs of sales and services	$159,640	7%	$140,814	7%	$18,826	13%
Selling, general and administrative	2,083,643	91%	1,633,368	81%	450,275	28%
Depreciation and amortization	52,717	2%	234,322	12%	(181,605)	(78)%
Total	$2,296,000	100%	$2,008,504	100%	$287,496	14%

Cost of sales and services for the three month period ended  December 31, 2011 was $159,640 as compared to $140,814 for the same period last year.  The primary reason for this increase was the increase in revenue for the period.

Our selling, general and administrative expenses for the three month period ended December 31, 2011 was $2,083,643 as compared to $1,633,368 for the three months ended December 31, 2010.  The primary reason for this increase is a result of our heavy investment in marketing costs of the online business model plus added stock based compensation paid to employees and consultants.

Other:

A summary of significant other income (expenses) for the three months ended December 31, 2011 and the three months ended December 31 30, 2010 follows:

Three Months	Three Months
Ended	Ended
December 31, 2011	December 31, 2010	Variance
Gain (loss) on change in fair value of warrant and derivatives	$6,836	4%	$(63,247)	(23)%	$70,083	111%
Loss on settlement of debt	-	-	(29,509)	(11)%	29,509	100%
Interest and other, net	(165,161)	(104)%	(185,517)	(66)%	20,356	11%
Total	$(158,325)	100%	$(278,273)	100%	$119,948	43%

During the three months ended December 31, 2010, the Company entered into agreements with certain of its convertible note holders to induce conversion of notes.  Total loss in connection with the induced conversion or debt and warrants settlement amounted to $29,509 for the three months ended December 31, 2010 as compared to Nil for current year.

Our net interest and other charges decreased from $185,517 to $165,161 during the three months ended December 31, 2011 primarily due to reductions in our debt compared to the prior period.

Results of Operations

Nine months ended December 31, 2011 compared to nine months ended December 31, 2010:

Revenues:

	Nine Months Ended		Nine Months Ended
	December 31, 2011		December 31, 2010		Variance
Subscription revenues	$1,672,081	100%	$1,227,949	100%	$444,132	36%
Training revenues	-	-%	712	-%	(712)	(100)%
Services and other	-	-	-	-	-	-%
Total	$1,672,081	100%	$1,228,661	100%	$443,420	36%

Revenue for the nine months ended December 31, 2011 was $1,672,081 which represented a $443,420 increase from revenue of $1,228,661 for the nine months ended December 31, 2010.  The increase in revenue was due to the continued investment in online marketing campaigns and related growth in subscriber base.

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

Operating Costs and Expenses:

A summary of significant operating costs and expenses for the nine months ended December 31, 2011 and the nine months ended December 31, 2010 follows:

	Nine Months		Nine Months
	Ended		Ended
	December 31, 2011		December 31, 2010		Variance
Costs of sales and services	$548,727	8%	$488,628	9%	$60,099	12%
Selling, general and administrative	5,834,019	89%	4,338,031	78%	1,495,988	34%
Depreciation and amortization	158,152	3%	702,233	13%	(544,081)	(77)%
Total	$6,540,898	100%	$5,528,892	100%	$1,012,006	18%

Cost of sales and services for the nine month period ended  December 31, 2011 was $548,727 as compared to $488,628 for the same period last year.  The primary reason for this increase was the increase in revenue for the period.

Our selling, general and administrative expenses for the nine month period ended December 31, 2011 was $5,834,019 as compared to $4,338,031 for the nine months ended December 31, 2010.  The primary reason for this increase is a result of our heavy investment in marketing costs of the online business model plus added stock based compensation paid to employees and consultants.

Our depreciation and amortization decreased from $702,233 for the nine months ended December 31, 2010 to $158,152 for the same period this year. The decrease of $544,081 is attributable to software costs acquired with the acquisition of Razor and ITT reaching full depreciable life.

Other:

A summary of significant other income (expenses) for the nine months ended December 31, 2011 and the nine months ended December 31, 2010 follows:

	Nine Months		Nine Months
	Ended		Ended
	December 31, 2011		December 31, 2010		Variance
Gain (loss) on change in fair value of warrant and derivatives	$53,801	1%	$(648,898)	(15)%	$702,699	108%
Loss on settlement of debt	(1,911,211)	(47)%	(487,009)	(11)%	(1,424,202)	(292)%
Interest and other, net	(2,217,409)	(54)%	(3,243,415)	(74)%	1,026,006	32%
Total	$(4,074,819)	100%	$(4,379,322)	100%	$304,503	7%

During the third quarter of 2009, we issued convertible promissory notes and related warrants that contain certain reset provisions and during the nine month period ended December 31, 2010, we issued a convertible promissory note with an embedded derivative, all requiring us to fair value both the warrants and the derivatives each reporting period and mark to market as a non cash adjustment to our current period operations.  This resulted in a net loss of $648,898 for the nine months ended December 31, 2010.  As of December 31, 2011, we have exchanged all convertible promissory notes and a significant number of related warrants that contain certain reset provisions with other equity or debt instruments, accordingly the significant decrease in the gain or losses related to the change in fair value of warrants and derivatives.

During the nine months ended December 31, 2011 and 2010, the Company entered into agreements with certain of its convertible noteholders to induce conversion of notes.  Total loss in connection with the induced conversion or debt and warrants settlement amounted to $1,911,211 for the nine months ended December 31, 2011 as compared to $487,009 for the same period last year.

Our net interest and other charges decreased from $3,243,415 to $2,217,409 during the nine months ended December 31, 2011 primarily due to reductions in our debt compared to the prior period.

Liquidity and Capital Resources

As of December 31, 2011, the Company had a working capital deficit (total current liabilities in excess of total current assets) of $2,737,038. The Company generated a deficit in cash flow from operating activities of $1,257,285 for the nine month period December 31, 2011. This deficit is primarily attributable to the Company's net loss from operations of $8,943,636 and is partially offset by the following:

•	a charge for the value of options issued for services of $80,922,
•	amortization and write-off of debt discount relating to convertible notes payable $1,950,601,

•	Bad debt expense of 62,917,
•	stock issued and subscribed for services of $2,013,327,

•	amortization and depreciation expense of $1,118,702,
•	change in fair value of warrant and derivative liabilities of $(53,801),

•	Accretion of interest related to marketing advances of $270,000,
•	loss on settlement of debt and warrants of $1,911,211 and

•	changes in the balances of operating assets and liabilities.

Deferred costs and other current assets decreased by $12,810. Accounts payable and accrued liabilities increased by $342,678, and deferred revenue decreased by $23,016.

The Company did not have any cash flow from investing activities for the nine months ended December 31, 2011.

The Company generated a cash flow from financing activities for the nine month period ended December 31, 2011 through proceeds from borrowing on convertible promissory notes of $1,625,000 and advances from related party of $50,000 net with repayment of notes payable of $309,730 and re-purchase of the Company's common stock of $8,589.

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

Going Concern Matters

The Company’s unaudited condensed consolidated financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred significant losses which have resulted in an accumulated deficit of $75,701,984, a working capital deficit (total current liabilities in excess of total current assets) of $2,737,038 and a deficit in cash flow from operating activities of $1,257,285 for the nine month period ended December 31, 2011 which raises substantial doubt about the Company’s ability to continue as a going concern.

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

For the nine months ended December 31, 2011 and 2010, the Company did not grant stock options to employees. The fair value of vesting options granted in previous years and vested during the nine months ended December 31, 2011 and 2010 of $80,922 and $134,761, respectively was recorded as a current period charge to earnings.

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

As of December 31, 2011, we settled a significant part of our outstanding financial instruments with reset provisions.

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

ITEM 4 – CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Acting Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of the end of the period covered by this Quarterly Report on Form 10-Q. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Our disclosure controls and procedures are designed to provide reasonable, not absolute, assurance that the objectives of our disclosure control system are met. Because of inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within a company have been detected. Our Chief Executive Officer and Acting Chief Financial Officer have concluded, based on their evaluation as of the end of the period covered by this report, that our disclosure controls and procedures were not effective.

Control Deficiencies and Remediation Plan

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

Changes in Internal Controls

Other than mentioned above, there were no changes in our internal controls over financial reporting during the fiscal quarter ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business.  However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. As of March 31, 2010 the Company was engaged in one legal matter: On July 16, 2009, a petition for judgment was filed with the Civil Court of the City of New York naming the Company as a defendant relating to property leased by the Company from the defendant for recovery of past due rent payments, interest and legal costs. In December 2010, the Company settled for $134,849 requiring monthly payments of $5,000 until paid.  As of December 31, 2011, the outstanding unpaid balance was $64,849. The Company has accrued their obligations under the lease.

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

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In November 2011, the Company issued 55,000,000 shares of its common stock as a bonus valued at $1,100,000 to the Chief Executive Officer of the Company.

In December 2011, the Company issued 2,100,000 shares of its common stock in settlement of legal expenses of $31,500.

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

ITEM 4 – Mine Safety Disclosures.

Not Applicable.

ITEM 5 – OTHER INFORMATION

NONE

ITEM 6 – EXHIBITS

Number	Description

4.1	Form of Exchange Agreement, dated September 30, 2010 (1)

4.2	Exchange Agreement by and between Global Investor Services, Inc. and Allied Global Ventures LLC, dated September 30, 2010 (2)

4.3	Form of Subscription Agreement dated July 7, 2011 (6)

4.4	Form of 8% Secured Convertible Note dated July 7, 2011 (6)

4.5	Form of Common Stock Purchase Warrant dated July 7, 2011 (6)

4.6	Form of Security Agreement dated July 7, 2011 (6)

4.7	Form of Agreement entered with Marketing Investors (7)

10.1	Agreement by and between Asher Enterprises, Inc. and Global Investor Services, Inc., dated October 20, 2010 (2)

10.2	Sales Agency Agreement between The Cougar Group and Global Investor Services, Inc (3)

10.3	Form of 4% Promissory Note – Tier One Countries (3)

10.4	Form of 4% Promissory Note – Tier Two Countries (3)

10.5	Voting Agreement between The Cougar Group and Global Investor Services, Inc. (3)

10.6	Escrow Agreement between The Cougar Group, Global Investor Services, Inc. and the Law Offices of Stephen M. Fleming PLLC(3)

10.7	Agreement entered between Global Investor Services, Inc. and Wealth Engineering LLC (3)

10.8	Marketing Fund Agreement between ITT and Wealth, dated July 27, 2010(4)

10.9	Lock Up Agreement by and among TheRetirementSolution.com, Inc., Romel Enterprises, Inc., Tyvan Enterprises, Inc., Badaco, Inc. and Clayton Ross, dated as of January 15, 2008, incorporated by reference to Exhibit 10.7 to Form 8-K filed on January 16, 2008.

10.10	Amended and Restated Employment Agreement, dated June 30, 2008, incorporated by reference to Exhibit 10.1 to Form 8-K filed on July 8, 2008.

10.11	Marketing Agreement, dated July 2, 2008 with Allied Global Ventures, incorporated by reference to Exhibit 10.1 to Form 8-K filed on July 14, 2008

10.12	Amendment to Allied Global Ventures Convertible Note for $ 1Million dated March 31, 2009 with a conversion stop at , 9.9% of issued and outstanding dated June 28 , 2010 , incorporated by reference to the 10K filed for the fiscal year ended March 31, 2010.

10.13	Employment Agreement by and between Global Investor Services Inc. and Dr. Joseph J. Louro dated June 7, 2011 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on June 29, 2011).

10.14	Letter Agreement by and between Global Investor Services Inc. and Dr. Joseph J. Louro dated June 29, 2011 (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on June 29, 2011

10.15	Agreement by and between Global Investor Services Inc., Wealth Engineering LLC, Wealth Engineering and Development Incorporated, Annette Raynor and Mario Romano dated July 12, 2011

10.16	Exchange Agreement, dated September 29, 2011, by and between Global Investor Services, Inc. and Allied Global Ventures, LLC. (8)

10.17	Exchange Agreement, dated September 29, 2011, by and between Global Investor Services, Inc. and Allied Global Ventures, LLC.(8)

31.1	Certification of Principal Executive Officer pursuant to 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS **	XBRL Instance Document
101.SCH **	XBRL Taxonomy Schema

101.CAL **	XBRL Taxonomy Calculation Linkbase
101.DEF **	XBRL Taxonomy Definition Linkbase

101.LAB **	XBRL Taxonomy Label Linkbase
101.PRE **	XBRL Taxonomy Presentation Linkbase

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

GLOBAL INVESTOR SERVICES, INC.

Dated: February 10, 2012	By:	/s/ Dr. Joseph J. Louro
Dr. Joseph J. Louro
Chief Executive Officer
(Principal Executive Officer)

Dated: February 10, 2012	By:	/s/ William Kosoff
William Kosoff
Acting Chief Financial Officer
(Principal Financial Officer and Accounting Officer)

