Form 10-K
period 2012-03-31
Investview, Inc.
filed 2012-06-29
CIK 862651

U.S. Securities and Exchange Commission

Washington, DC 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED

March 31, 2012

Commission File Number 000-27019

InvestView, Inc.

(Formerly Global Investor Services, Inc.)

(Exact name of registrant as specified in its charter)

Nevada	87-0369205
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

1244 South Business Park Drive

Draper, Utah, 84022

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

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act) Yes ☐      No  ☒

As of September 30, 2011, the aggregate market value of the issued and outstanding common stock held by non-affiliates of the registrant, based upon the closing price of the common stock as traded on the OTCBB of $5.20 (i.e., all amounts herein have been adjusted for the 1:200 reverse stock split noted in Recent Developments) was approximately $17,455,534.   For purposes of the above statement only, all directors, executive officers and 10% shareholders are assumed to be affiliates.  This determination of affiliate status is not necessarily a conclusive determination for any other purpose.

As of June 28, 2012, there were 4,550,733 shares of common stock par value $.001 per share, outstanding.

Documents incorporated by reference.

NONE

INVESTVIEW, INC.

2012 FORM 10-K ANNUAL REPORT

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

Unless otherwise indicated, references to “we,” “us,” “our,” “Company,” or “Investview” mean Investview, Inc. and its subsidiaries, and references to “fiscal” mean the Company’s fiscal year ended March 31. References to the “parent company” mean Investview, Inc.

PART I

ITEM 1.   BUSINESS

Corporate History

InvestView, Inc. (hereinafter referred to as the “Company”, “InvestView” or “INVU”) was incorporated in the State of Nevada on August 1, 2005. Effective September 18, 2006, the Company changed its name to TheRetirementSolution.com, Inc., on October 1, 2008 the Company changed its name to Global Investor Services, Inc. and on March 27, 2012, the Company changed its name to Investview, Inc. The Company was initially formed to market portfolios of stocks via subscription. In 2007, a new chief executive officer was installed and a strategy was developed to create and market a diverse portfolio of products and services for the financial education and financial information industry. This strategy included strategic acquisitions, such as the acquisitions of Razor Data, LLC and Investment Tools and Training, LLC, which have provided the Company with an integrated platform in which it can market and deliver investor education products and investor services. The stock symbol is INVU.

Corporate Governance

On June 22, 2011, Dr. Joseph J. Louro was engaged by the Company to serve as the Chief Executive Officer and Chairman of the Company.   Dr. Louro replaced Nicholas S. Maturo who resigned as the Chief Executive Officer.  Mr. Maturo continues to serve as a director on the Board of Directors.  Dr. Louro entered into an employment agreement as described herein. On June 29, 2011, Jeffrey Freedman resigned as director of the Company and, on May 17, 2011, Todd C. Jorn resigned as director of the Company.

Recent Developments

Instilend Technologies, Inc.

On June 22, 2012, InvestView entered into a Letter of Intent (the “LOI”) with Todd Tabacco and Rich L'Insalata to acquire 100% of the equity interests of Instilend Technologies, Inc., a New York corporation. At the time of closing, Instilend intends to be the exclusive worldwide owner of an exclusive royalty free license and distribution agreement for the use of the related Matador platform and Lendex platform, website and client list of a software program known as Stock Locate, together with a non-competition agreement from the licensor. Following the closing, Instilend will be a 100% owned subsidiary of the Company. The closing date shall be on or before July 31, 2012 unless extended by mutual consent of the Parties.

In exchange for acquiring Instilend, the Company will issue to Instilend's shareholders a number of shares of the Company’s stock equal to $2 million divided by $5.00 or 400,000 shares of the Company’s common stock, issue a convertible promissory note in the principal amount of $500,000 that matures three years from the issuance date and may be converted at $8.00 per share. InvestView shall also issue to certain key employees the number of shares of InvestView common stock equal to $500,000 divided by $5.00 or 100,000 shares. Todd Tabacco, Rich L’Insalata and Derek Tabacco will each enter in into three year employment agreements providing for an annual base salary of $156,000 per year and will be entitled to cash and stock bonuses as determined by the Board of Directors of the Company. After closing, the Instilend stockholders will be entitled to 10% of the net profits of the Instilend business within 90 days of the end of each of the next three years.

There is no guarantee that the Company will be able to close the acquisition of Instilend at all or in accordance with the above terms. The closing is subject to Board approval of both parties, obtaining an audit for Instilend, standard due diligence and entering a definitive agreement of which there is no guarantee.

Quick & Reilly

On June 27 2012, the Company entered into a non-binding letter of intent (the “LOI”) with First National Boston Corporation (“FNBC”) to acquire Quick & Reilly, Inc. (“Quick & Reilly”), wholly owned subsidiary of FNBC, in consideration of shares of Preferred Stock of the Company. Quick & Reilly holds a perpetual license to use the “Quick & Reilly” brand, which may only be terminated in the event the Company acquires a US banking charter/license enabling the Company to offer banking products in any US jurisdiction. Further, Quick & Reilly holds a limited license to use the name “First National Boston” and “Bank of Boston”.

There is no guarantee that the Company will be able to close the acquisition of Quick & Reilly at all or in accordance with the above terms. The closing is subject to Board approval of both parties, obtaining an audit for Quick & Reilly, standard due diligence and entering a definitive agreement of which there is no guarantee.

Dr. Louro Employment Agreement

The Company has entered into a employment agreement with Dr. Joseph Louro as a key employee and CEO of the Company. In accordance with Dr. Louro’s employment agreement, Dr. Louro is entitled to receive a bonus upon the closing of acquisitions, joint ventures, and other strategic transactions. In the event the above acquisitions of Instilend or Quick & Reilly are closed, the Company intends to grant Dr. Louro an incentive bonus pursuant to the terms of his employment agreement.

Debt Termination

On June 21, 2012 the Company entered into an agreement with its data vendor to cancel its debt and accrued interest of $279,098 for 13,334 shares of Company stock (see Note 8 Notes - Payable of our Consolidated Financial Statements). The Company will record a gain on settlement of debt of $239,098 in the period ending June 30, 2012 or the first quarter of fiscal year 2013.

Name Change/Reverse Stock Split/Symbol Change

On April 9, 2012 the Company changed its name from Global Investor Services, Inc. to Investview, Inc. Investview is the name of our core investor education products, so the name change better reflects the nature of our core business. We also believe this should help us make solid progress in positioning the Company for growth and, concurrently, improving the capitalization structure of the Company. Prior to April 9, 2012, the stock symbol was GISV. For an interim period of twenty business days the stock symbol was GISVD. On May 7, 2012, it reverted to GISV. Then on May 17, 2012 it assumed the new stock symbol “INVU”.

Also on April 9, 2012 the Company affected a reverse stock split of its outstanding and authorized shares of common stock at a ratio of 1 for 200 as part of its effort to improve its capitalization structure.

Appointment of Chief Financial Officer

On May 15, 2012, John “Randy” MacDonald was engaged by the Company to serve as the President and Chief Financial Officer. In connection with Mr. MacDonald’s appointment as Chief Financial Officer, Mr. Kosoff resigned as Acting Chief Financial Officer. Mr. Kosoff will continue to serve as a director and an employee of the Company. On May 15, 2012, Mr. MacDonald executed an employment agreement with the Company described herein.

Mr. MacDonald was most recently global head of retail at MF Global from April 2010 to November 2011. He also served as Chief Financial Officer from April 2008 to March 2011. Mr. MacDonald was a Director at GFI Group (GFIG) from 2006 to 2008, and was chairman of the compensation committee and a member of the audit committee. From 2006 to 2007, he served as Chief Operating Officer of TD Ameritrade, responsible for all operations, technology and administration functions, including brokerage operations, project management, human resources and real estate. From 2000 to 2006, Mr. MacDonald led financial operations at TD Ameritrade as Chief Financial Officer and Treasurer and played a key role in leading TD Ameritrade in its consolidation efforts. Prior to joining TD Ameritrade, Mr. MacDonald was Chief Financial Officer of Investment Technology Group, Inc. a specialized agency brokerage and technology firm from March 1994 to March 2000. From 1989 to 1994, he was a vice president and group manager for Salomon Brothers. Earlier in his career, he was an audit senior manager at Deloitte & Touche focused on commercial banking, real estate joint ventures and financial services. He began his career at Ernst & Young performing financial audits with a focus on international operations. Mr. MacDonald graduated from Boston College in 1978 with a B.S. in accounting.

Industry Overview

"Many investors who used to look to financial advisors for hand-holding now seek knowledge elsewhere. In tough market times, that's when people start looking for help, hitting the books and going back to basics."

- James McGovern, Vice President at Corporate Insight 1

In recent years, many investors have taken greater personal control of their investment activities, bypassing traditional full-service brokers to trade with online brokerage firms. The outgrowth of online brokerage firms; aggressive consolidation of financial institutions; the proliferation of financial information on the Internet; the U.S. credit crisis and a bear stock market have changed the way people buy and sell stocks. The ease-of-use, security, and 24/7 access of online trading platforms have encouraged investors to leave their paper certificates at the broker's door in favor of do-it-yourself online investor education, training and transactions. By becoming highly knowledgeable, intuitive investors and individuals can reduce their broker's commission fees, identify a wide spectrum of financial products and services, and take control of their personal finance by becoming “self-directed” investors and traders.

As self-directed investors, they tend to perform their own financial and investment research, often using the Internet. The Internet provides retail investors and traders with easy access to information that once was readily available only to investment professionals, such as timely market news, intraday and historical quotes, charts, company filings with the Securities and Exchange Commission, equity research and analysts’ earnings estimates. However, while vast quantities of investment information are now available, insight and expertise to make sense of it remains essential and not readily available to small retail investors.

These are unprecedented times, and we believe there has never been a greater need in the history of the markets to be providing tools and training collectively to the everyday investor and trader. Investview is poised to take advantage of this unique business environment by offering our affordable suite of tools and trainings.

1 - As quoted in Barron's on March 15, 2010.

Additionally, during these past years, we believe the business environment for financial services and financial education has been in a phase of growth and expansion. Significantly, according to a Securities and Exchange Commission Special Study: On-Line Brokerage: Keeping Apace of Cyberspace (http://www.sec.gov/news/studies/cyberspace.htm ) “Recent advances in information technology - particularly the Internet - are revolutionizing commerce. The securities industry, most significantly on-line brokerage, is at the forefront of this revolution.  We believe on-line brokerage has significantly changed the dynamics of the marketplace, causing one of the biggest shifts in individual investors' relationships with their brokers since the invention of the telephone. For the first time ever, investors can - from the comfort of their own homes - access a wealth of financial information on the same terms as market professionals, including breaking news developments and market data. In addition, on-line brokerage provides investors with tools to analyze this information, such as research reports, calculators, and portfolio analyzers. Finally, on-line brokerage enables investors to act quickly on this information.”

Supporting this growing demand is efficient access to financial information and tools driven by advancements in information technology and lower costs of acquiring the necessary tools. In our opinion, this sector contains three main categories: financial information, financial education and data.

We believe that the number of U.S. households that own stocks, either directly or through a mutual fund or retirement plan, has increased proportionally since 1983. In recent years, the U.S. census bureau calculates that approximately 20% of the U.S. population owns 80% of the wealth in the U.S. Published surveys estimate there are approximately 44 million Americans with incomes over $100,000 (i.e., mass affluent). They represent about one-third of all the households in the U.S. Another survey estimates that about 38% of these mass affluent households are self-directed in their investing and trading style. Further, there are 5.4 million emerging affluent, people (i.e., under 35 years of age but making over $100,000). A further survey calculated that in 2009 the full service brokerages managed $12.5 trillion of U.S. retail assets while the on-line retail brokerages managed 17% or $5.6 trillion.

Financial information is readily accessed from sources such as cable TV channels and online news providers, while financial education can be accessed from the likes of online brokers. While it is difficult to quantify the size of the addressable market for financial education and financial information, we believe it is likely to keep growing into the future as more and more investors elect to make their own financial decisions. We believe that our addressable market is the self-directed investors and traders.

We believe the most valuable self-directed accounts come from the mass affluent. We also believe that the mass affluent who seek advice from a full service broker, registered investment advisor or their benefits plan trustee are an addressable market because those service providers also leverage on-line education and advice.

 Business Overview

As an investor technology and education company, we provide a broad suite of state-of-the-art products that allow the individual investor to find, analyze, track and manage his or her portfolio. Our educational services focus on empowering investors with the skills that allow them to rely on their own investing knowledge to make intelligent and sound investment decisions. Our flagship product is InvestView, an all-inclusive on-line education, analysis and application platform. InvestView is equipped with in-house, qualified professionals who have collectively taught over a quarter of a million students in the past decade on how to trade in the stock market.

These tools and educational programs arm the common investor and provide them with the ability to traverse today's turbulent marketplace, regardless of the direction of the market - whether it is moving up, down or sideways.

It is our opinion that now, more than ever before, it is critical that the individual investor come to understand the forces that influence the marketplace. We specialize in assisting common investors through this process by offering them the tools, training and confidence that is required to successfully navigate the market in these trying times.

Regardless of investors' ages or varying backgrounds, we help the everyday investor turn market uncertainty into opportunity. We do this by providing powerful investment tools and training, coupled with a rules-based system that allows individuals to make more intelligent and disciplined investment decisions.

We are committed to the education and support of the individual investor. Our innovative products, proprietary tools and all-inclusive platform are cost effective and engineered to meet the needs of investors world-wide.

Our mission statement:

•	Our principal goal is to empower each individual investor with the knowledge, tools and strategies to take control of their financial future.

Our corporate objective:

•	As a publicly traded company, we aim to EXCEED our shareholders' expectations and provide an exciting investment opportunity through industry-leading innovation.

Our commitment:

•	We believe our ability to impart our knowledge, coupled with our dedicated staff and service, will enable us to maintain great loyalty from each and every one of our subscribers for years to come.

•	As a company, we strive for excellence - in both the products and services that we offer.

The Company’s business structure is to generate revenue from several distinct and related sources;

•	marketing and sales of investor education products under the InvestView brand;
•	financial information delivery services through its subscription based business; and
•	tutorial, mentoring and advisory services that enable customers to effect real-world application of the information they obtain in the Company’s courses.

Our purpose is to provide state-of-the-art investment tools and proprietary systems, coupled with top of the line financial education, delivered via the Internet in a highly cost effective manner. Our goal is to empower individual investors to take control of their own financial investments and overall destiny. The Company’s products span a complete range of educational tools, research, analysis, financial news and financial information so that customers can more effectively control their personal finances and develop trading strategies for investing in the stock market. The Company believes that its integrated business model broadens client reach, increases customer retention and creates recurring revenue from our customer base.

The Company’s unique offerings include:

•	A comprehensive program of successively more complex financial educational courses that are sold to customers on a subscription basis and are delivered on line through the Company’s website;
•	In–house developed trading tools with actionable trading indicators;
•	Blogs, newsletters and other reference materials that describe investment strategies; and
•	Mentoring, coaching and advisory services that are available on a subscription basis.

The Company believes that offering financial information and financial education, in one integrated operating platform, is a viable business strategy, but needs to evolve for greater diversification and shareholder value. Currently, our business model monetizes our products and services primarily from subscription revenues. Online brokers bundle the cost of their education platform into the commission and spreads they charge. To better monetize the value of our scalable platform, we believe our business strategy needs to evolve to be more like the online brokerage model.

We believe we can accomplish this in two ways.

 1) We believe we need to affiliate on either a labeled or white label basis with a registered broker dealer. This model will allow us to charge both a set monthly utility fee plus a success fee tied to milestones for new clients, adoption of products and services and increased revenues. We believe we need to do this geographically and for additional languages like Spanish, Portuguese, German and French. We have already translated our platform into Mandarin. Additionally, we have expanded the scope of the financial products we offer and will continue to do so.

2) We also believe we need to evolve into a registered broker dealer. There are a number of examples where education platforms like ours have migrated to become a registered broker dealer for higher growth and profitability. Many of our competitors have been consolidated into the online broker universe. For instance, INVESTools revenue grew five-fold from $56M in 2002 to $252M in 2006. TD Ameritrade acquired TOS/"thinkorswim" (formerly INVESTools) for $606M in 2009. optionsXpress acquired Optionetics in April 2009, which was acquired by Charles Schwab, Inc. in 2011 for $1.2 billion. MB Trading acquired Wizetrade in 2009. At the time of acquisition, Wizetrade had grown from 20 unit sales per month to over 130,000 units sold.

To accomplish this, we will need to raise capital to rent, build and/or buy these capabilities. We discuss this more in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, under the Liquidity and Capital Resources section.

We provide three things in our offerings:

•	The InvestView online education and analysis platform offers a three element approach that supplies the student with all the resources required to understand and invest in the capital markets:

1)	Analysis tools
2)	Education and training
3)	Application of the tools and training, and

•	We offer clients a choice of (after a $199 set up fee - for options 1 and 2 below)
1)	A complete suite of education and trading ($199 per month),
2)	trading only ($99 per month), or
3)	The 7-Minute Manager suite of products ($49.95 per month).

We differentiate our product by not having hidden fees or using bait and switch tactics to hook the client with a low price point and reserve the “good stuff” at more expensive “upgrade” pricing. We also believe the application methods for applying both the analysis and education to real trades is further differentiating.

Tools:

The principal tool we offer is Market Point. It consists of five major categories for both fundamental and technical analysis for proper stock evaluation:

1)	Charts
2)	Stock Watch
3)	Markets
4)	Calendars
5)	Campus

Education and Training:

The training has five major categories from Investing Essentials to Advanced Technicals and Options:

1)	Essentials (8 one hour courses)
2)	Technicals
3)	Options
4)	Advanced:
a.	Technicals
b.	Options

Application of tools and education:

Trading Rooms:

Three levels of live webinars (actual trade ideas for the coming week):

1)	Monday – all levels but geared toward beginners
2)	Tuesday, Wednesday and Thursday – trade of the day from entry to exit
3)	Saturday – trading room and core investing room for real time trades

Newsletters:

1)	All of the trading room webinars are delivered via email

2)	Stocktalk covers stocks and market news
3)	Investview Edge

Coach’s Corner (Monday – Friday):

Live webinars with personalized attention

The “7-Minute Trader”

The “7-Minute Trader” is the first of the 7-Minute products. Officially launched in March 2011, this product has been InvestView’s most successful product to date in terms of growth and retention of subscribers.

The 7-Minute Trader was developed for everyone who is frustrated with the returns inside of their retirement accounts and personal investment portfolios, but just do not have the time to do all of the necessary research themselves. In response to this demand, we created a program that literally takes just seven minutes per week.

We accomplish this through a newsletter that is sent out every week with just a single trade idea in it. We trade the S&P 500, known by its ticker symbol of SPX. It can be difficult to forecast where the S&P 500 (or the market in general) is going for the next month, quarter or year, so our strategy focuses on just one week of time (and, in fact, even shorter than that – just 2-3 days of time).

Our trades are typically put on with a statistical probability of success of over 90%. In reality, our Trading Team’s success rate is higher – over 94%.

New Products

Leveraging the success of the 7-Minute Trader, we have created two additional products/newsletters: “7-Minute Stocks” and “7-Minute Options.”

The 7-Minute Stocks product was introduced to address those subscribers who have expressed an interest in adding an equity strategy. Similar to the 7-Minute Trader, the 7-Minute Stocks product is highly scalable since it provides only on-demand education and one new trade idea per week via its newsletter service. Contrary to the 7-Miinute Trader, the 7-Minute Stocks is a more conservative, longer time horizon product. Most 7-Minute Stocks trades are expected to be held for multiple weeks or even months in duration compared to just 2-3 days for the 7-Minute Trader.

The 7-Minute Options product was introduced to address those subscribers who wanted a less aggressive option trading strategy than the one provided with the 7-Minute Trader. Similar to the 7-Minute Trader, the 7-Minute Options product is highly scalable since it provides only on-demand education and one new trade idea per week via its newsletter service. Contrary to the 7-Minute Trader, the 7-Minute Options is a more conservative, slightly longer time horizon product. Most 7-Minute Options trades are expected to be held for 2-8 weeks in duration compared to 2-3 days for the 7-Minute Trader.

InvestView is currently designing two additional 7-Minute products. Both new products are expected to be launched in the second half of calendar year 2012.

InvestView UDelta

Because investment advice is failing at the participant level, we have developed a product for the defined contribution marketplace. We back-tested a portfolio of 11,642 mutual funds that returned (11.15%) return over a four year period using a buy and hold approach. Using our UDelta algorithm-driven product. comprising letter grades and risk tolerance levels, we were able to make quarterly recommendations on how a participant should reallocate their investment choices to achieve a higher return, including moving into short-term and cash instruments for defense. Our back-testing produced a 17.10% return by using two main criteria 1) preservation of capital and 2) safe long-term growth. The UDelta product outperformed the Buy and Hold strategy 84.4% of the time.

New Department of Labor (DOL) rules are aimed at ensuring that fiduciaries retain the responsibility for selecting and monitoring the investment alternatives that are made available under a defined contribution plan. The efficient market hypothesis (i.e., every security is fairly valued at all times) has been the underpinning of how plan advisors and sponsors have given advice. Buy and hold may work over long periods (decades) but shortchange an investor by ignoring shorter periods of bear markets, overall downturns and inflation. The DOL now mandates that fiduciaries cannot fulfill their fiduciary duties with buy and hold strategies, because it ignores, among other things, changes in a users’ risk/reward tolerance for time and results.

InvestView UDelta is a dynamic manager of fund investments to match risk/return profiles with the dynamism of fund investments for better alpha. It is an intuitive and easy to us tool for education, customizable measures and on-going management of the users’ dynamic risk/return profile. We plan to license this product to a distributor in the defined contribution industry, as well as market this product directly to the self-directed investor as an on-line offering.

InvestView Folios

Leveraging our extensive knowledge in education and tool development we are launching Investview Folios (IVF). IVF will deliver to the public ready-made, actively managed portfolios. These portfolios will be primarily created by stock selections derived from our Market Point Investment tool. IVF will address the need for high quality tool driven research implemented in the most cost effective and time efficient manner. This new segment of the market called Automated Portfolios promises to lower investment cost while providing institutional level research to the masses. Due to our roots being in investor education combined with the proprietary tools that we have developed we feel we have a significant edge in this new space.

The financial products we cover include:

•	Common and Preferred shares
•	ETFs
•	Options
•	Foreign Exchange
•	Mutual Funds

Marketing

Our marketing website is at www.investview.com and www.7minutetrader.com.

Offer Strategy

Over the last year, InvestView made a significant change in its offer strategy to potential new subscribers. Two major changes were made in the primary offer utilized.

First, we moved our primary sales focus from our broader educational offering (our “Core” product) to a more specific and actionable weekly newsletter strategy (our “7-Minute” product line). This single change has produced a lower overall cost of sale as well as greater long-term retention.

The broader educational offering brings in more revenue up front due to its set-up fee and monthly subscription, ranging from $99 to $199. However, we find that the life-time value, even at a lower price point (i.e., $49.95 per month subscription) tends to be higher. This is primarily due to the significantly longer average subscribership duration of a 7-Minute product client.

The reduction in the monthly subscriber cost is the second major change to the primary offer utilized. This monthly price reduction has resulted in a lower cancelation rate and, thus, improved long-term retention. The effect is an increased projected lifetime value (LTV) of a subscriber over what we have seen in the past with our Core’s broader education offering.

There are two additional benefits of the change in focus from selling the Core product to the 7-Minute products. First, the 7-Minute products have a reduced cost of sale and, therefore, a better gross profit. Second, a larger ongoing billing subscriber base provides a greater opportunity for future cross-selling and up-selling revenue.

Cross-Sell

With the above additions of the 7-Minute Stocks and 7-Minute Options products, InvestView now has the opportunity to cross-sell to the original 7-Minute Trader subscriber base. The goal is to raise the average ticket from $49.95 per month to $99.95 per month for all three strategies. Existing single 7-Minute product subscribers at $49.95 per month may add 7-Minute products for an additional $20.00 per month.

Loyalty Offer

We have free trial offers to attract users which include:

-	Videos on-demand
-	Online manuals and examples
-	Webinars
-	Newsletters

InvestView has introduced a loyalty offer to 7-Minute Trader subscribers. The 6- and 12-month offers allow 7-Minute Trader subscribers to receive a discount, while allowing InvestView to lock in subscription receipts. The loyalty offers have provided a positive impact on cash flow by collecting six months to one-year year fees upfront. In addition, the loyalty offers provide a positive impact on retention by securing a longer commitment from subscribers.

Lead Sources

We also have a strategic relationship with Inspired Media Group (IMG) who creates, manages, and improves our marketing campaigns for the InvestView platform. They have been an integral component of our successes in driving direct consumer sales.

The IMG team has over 25 years of combined experience in both direct to consumer and business to business marketing. They have designed, deployed and managed campaigns utilizing both online and offline media. Their marketing approach centers around focused, results based campaigns producing measurable returns on the media investment.

We have continued to identify and test new lead sources that, through a combination of cost and quality, provide increased performance metrics. Through this effort, we have successfully reduced our overall new subscriber cost.

In addition, we continue to build our internal database of potential subscribers. Over the last year, we have made a significant shift in how we market to our potential subscriber database. Instead of using live webinars to sell our products, we now primarily utilize video on-demand (VOD) sales tools. By switching to VOD offers, we allow for scalability and for potential subscribers to view our offer at their convenience. The VOD sales tools are available 24/7 instead of just once or twice per week at set times. Since making the switch to VOD, we have seen a significant increase in both attendance rates and conversion rates.

Competition

The Company faces competition for subscribers from all forms of financial news and information sources, including print publications, television and radio, and other internet information services providers. The financial services sector is diverse, growing and characterized by rapid change where there are no dominant players. Competitors in this sector have unique attributes and a dominant player has yet to emerge. Despite rapid expansion, the broad sector penetration is still relatively in the early stages, competitors offer different products and services and success is characterized by speed to market and uniqueness of its offering. There are a multitude of providers for online financial information, each using their own analysis methods and research tools. Our competitors include Edgar Online, BankRate.com, TheStreet.com and Morningstar. In addition, the major on-line brokerages provide a similar service to their best clients free of charge. The large on-line brokers have acquired similar companies and those companies now are associated with firms that have far greater resources. Competition may result in price reductions, decreased gross margins and loss of market share. Certain of our competitors have greater financial and other resources than we have. Although the internet is ubiquitous, we believe we primarily serve clients in North America. We also do not provide our services other than in English.

Intellectual Property

Our success depends, in part, on our proprietary technology and know-how. To a great degree it also depends on our ability to broadly market our products to our potential customers, gain their acceptance of those products and then renewed subscription of those products. The Company owns, through its acquisitions of Investment Tools & Training and Razor Data (1) all the financial education products and education and teaching modules in both on-line and physical forms which it markets, sells and delivers through its businesses, (2) all technical tools, presentations, charts, analyses, strategies, customer teaching and support methodologies, subscription services delivery content and systems, and (3) all marketing know-how, product names and brands, logos, names descriptors, url’s and private labeling capability.

Government Regulation

We have positioned the Company as a knowledge provider and educator, which seeks to augment a user’s informed decision-making process, rather than act as a conductor of investment decisions or a representative of investment services. As such, our activities do not fall within the scope of securities industry regulation. We do not provide securities brokerage or investment advisory services. Our products and services also do not require that any representative distributing the services of InvestView conduct themselves as an investment advisor or broker. We in fact encourage all representatives and users of our information services to seek unrelated investment professionals for securities related activities.

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

Employees

As of June 25, 2012, the Company has 20 employees. The Company has not experienced any work stoppages and considers relations with its employees to be good.

Internet Address

Additional information concerning our business can be found on our Web site at www.investview.com and www.7minutetrader.com. We ask that interested parties visit or subscribe to newsfeeds at www.gisvonline.com for the most up-to-date corporate financial information, presentation announcements, transcripts and archives. Web site links provided in this report, although correct when published, may change in the future. We make available free of charge on our Web site our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports, as soon as reasonably practicable after we electronically file such material with or furnish it to the SEC.

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

Risks Related to our Business Operations

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

From our inception on August 1, 2005 through March 31, 2012, we have incurred cumulative losses of $75,867,741. As a result of the start-up nature of our business, we expect to continue to incur substantial expenses. There can be no assurance that we will achieve profitability in the immediate future or at any time. Our cash balance on March 31, 2012 was $179,921 and our average cash burn for the year ended March 31, 2012 was approximately $117,000 per month. As of the date of this filing, we have minimal operating capital to continue our business and marketing initiatives for the next twelve months. As a result, the Company continues to actively secure additional financing for working capital through the sale of its securities.

Our independent auditors have expressed substantial doubt about our ability to continue as a going concern.

In their audit opinion issued in connection with our consolidated balance sheets as of March 31, 2012 and our related consolidated statements of operations, deficiency in stockholders’ equity, and cash flows for the year ended March 31, 2012, our auditors have expressed substantial doubt about our ability to continue as a going concern given our recurring net losses, negative cash flows from operations and the limited amount of funds on our balance sheet.  We have prepared our financial statements on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.  The consolidated financial statements do not include any adjustments that might be necessary should we be unable to continue in existence.

Given our historical financial losses and current financial condition, we will need additional financing to execute our business plan for the fiscal year ending March 31, 2013. Our inability to obtain sufficient additional capital could reduce the value the market currently places on our common stock.

We have no current commitment for such future funding and there can be no assurance that additional capital will be available on terms acceptable to us, or at all. Selling additional stock dilutes the equity interests of our stockholders. Further, if we sell stock at a price lower than the conversion price of the Notes held by the selling stockholders, the number of shares of our common stock issuable upon conversion of those Notes will automatically increase; thereby further diluting the equity interests of our stockholders. If we are unable to secure additional capital, we will be forced to reduce our investment in development and commercialization efforts, which will impair our ability to execute our plans. We used cash of  $1,400,791 in operating activities for the fiscal year ended March 31, 2012.

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

We depend on the interest of individuals in obtaining financial information and securities trading strategies to assist them in making their own investment decisions. Significant downturns in the securities markets or in general economic and political conditions may cause individuals to be reluctant to make their own investment decisions and thus decrease the demand for our products.

Our business could be negatively affected by any improved economic developments in the securities markets and/or the economy in general.

We depend on the interest of individuals in obtaining financial information and securities trading strategies to assist them in making their own investment decisions. Significant upturns in the securities markets or in general economic and political conditions may cause individuals to be less proactive in seeking ways to improve the returns on their trading or investment decisions and, thus, decrease the demand for our products.

The Company may encounter risks relating to security or other system disruptions and failures that could reduce the attractiveness of its sites and that could harm its business.

Although the Company has implemented various security mechanisms, its business is vulnerable to computer viruses, physical or electronic break-ins and similar disruptions, which could lead to interruptions, delays or loss of data. For instance, because a portion of its revenue is based on individuals using credit cards to purchase subscriptions over the Internet and a portion from advertisers who seek to encourage people to use the Internet to purchase goods or services, the Company’s business could be adversely affected by these break-ins or disruptions. Additionally, its operations depend on its ability to protect systems against damage from fire, earthquakes, power loss, telecommunications failure, and other events beyond the Company’s control. Moreover, the Company’s website may experience slower response times or other problems for a variety of reasons, including hardware and communication line capacity restraints, software failures or during significant increases in traffic when there have been important business or financial news stories and during the seasonal periods of peak SEC filing activity. These strains on its systems could cause customer dissatisfaction and could discourage visitors from becoming paying subscribers. The Company’s websites could experience disruptions or interruptions in service due to the failure or delay in the transmission or receipt of information from Investview.com. These types of occurrences could cause users to perceive its website and technology solutions as not functioning properly and cause them to use other methods or services of its competitors. Any disruption resulting from these actions may harm the Company’s business and may be very expensive to remedy, may not be fully covered by our insurance and could damage its reputation and discourage new and existing users from using its products and services. Any disruptions could increase costs and make profitability even more difficult to achieve.

The Company will need to introduce new products and services and enhance existing products and services to remain competitive.

Our future success depends in part on our ability to develop and enhance our products and services. In addition, the adoption of new Internet, networking or telecommunications technologies or other technological changes could require us to incur substantial expenditures to enhance or adapt our services or infrastructure. There are significant technical and financial costs and risks in the development of new or enhanced products and services, including the risk that we might be unable to effectively use new technologies, adapt our services to emerging industry standards or develop, introduce and market enhanced or new products and services. An inability to develop new products and services, or enhance existing offerings, could have a material adverse effect on our profitability.

The Company relies on external service providers to perform certain key functions.

We rely on a number of external service providers for certain key technology, processing, service and support functions. External content providers provide us with financial information, market news, charts, option and stock quotes, research reports and other fundamental data that we offer to clients. These service providers face technological and operational risks of their own. Any significant failures by them, including improper use or disclosure of our confidential client, employee or company information, could cause us to incur losses and could harm our reputation.

We cannot assure that any external service providers will be able to continue to provide these services in an efficient, cost-effective manner or that they will be able to adequately expand their services to meet our needs. An interruption in or the cessation of service by any external service provider as a result of systems failures, capacity constraints, financial constraints or problems, unanticipated trading market closures or for any other reason, and our inability to make alternative arrangements in a smooth and timely manner, if at all, could have a material adverse effect on our business, results of operations and financial condition.

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

For the operating period since inception (August 1, 2005) through March 31, 2012, we have incurred a net cumulative loss of $75,867,741 of which $27,233,173 was from a onetime impairment of 100% of the goodwill associated with the recent acquisitions. The Net Operating Loss for the year ended March 31, 2012 was $9,109,393. We expect to continue to incur losses as we spend additional capital to market our products and establish our infrastructure and organization to support anticipated operations.  We cannot be certain whether we will ever be profitable, or if we do, that we will be able to continue to be profitable. Also, any economic weakness or global recession may limit our ability to market our products. Any of these factors could cause our stock price to decline and result in you losing a portion or all of your investment.

We will need to raise additional capital. If we are unable to raise additional capital, our business may fail.

Because our revenues are not yet sufficient to cover expenses or fund our growth, we need to secure on-going funding. If we are unable to obtain adequate additional financing, we may not be able to successfully market and sell our products, our business operations will most likely be discontinued and we will cease to be a going concern. To secure additional financing, we may need to borrow money or sell more securities. Under these circumstances, we may be unable to secure additional financing on favorable terms or at all. Selling additional stock, either privately or publicly, would dilute the equity interests of our stockholders. If we borrow money, we will have to pay interest and may also have to agree to restrictions that limit our operating flexibility. If we are unable to obtain adequate financing, we may have to curtail business operations which would have a material negative effect on operating results and most likely result in a lower stock price.

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

Although a trading market for our common stock exists, the trading volume has not been significant and an active trading market for our common stock may never develop. There currently is no analyst coverage of our business. During the period from March 31, 2009 through March 31, 2012  the average daily trading volume of our common stock was approximately  1,390  shares (or approximately   1% of the shares currently available in the market as of March 31, 2012). The trading volume of our shares will continue to be limited due to resale restrictions under applicable securities laws and the fact that approximately 45% of our outstanding shares are held by officers, directors and stockholders holding greater than a 5% interest in the Company. As a result of the limited trading market for our common stock and the lack of analyst coverage, the market price for our shares may continue to fluctuate significantly and will likely be more volatile than the stock market as a whole. There may be a limited demand for shares of our common stock due to the reluctance or inability of certain investors to buy stocks quoted for trading on the OTC Bulletin Board, lack of analyst coverage of our common stock and limited trading market for our common stock. As a result, even if prices appear favorable, there may not be sufficient demand to complete a stockholder’s sell order. Without an active public trading market or broader public ownership, shares of our common stock are likely to be less liquid than the stock of public companies with broad public ownership and an active trading market, and any of our stockholders who attempt to sell their shares in any significant volumes may not be able to do so at all, or without depressing the publicly quoted bid prices for our shares.

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

If we fail to maintain adequate internal controls or fail to implement required new or improved controls, as such control standards are modified, supplemented or amended from time to time; we may not be able to assert that we can conclude on an ongoing basis that we have effective internal controls over financial reporting. Effective internal controls are necessary for us to produce reliable financial reports and are important in the prevention of financial fraud.  If we cannot produce reliable financial reports or prevent fraud, our business and operating results could be harmed, investors could lose confidence in our reported financial information, and there could be a material adverse effect on our stock price. We have examined and evaluated our internal control procedures, including controls over financial reporting to satisfy the requirements of Section 404(a) of the Sarbanes-Oxley Act, as required for our Annual Report on Form 10-K for the year ended March 31, 2012, and noted weaknesses that need to be addresses during the current reporting period in order for our internal controls to be effective. Failure to implement and maintain internal controls in accordance with sections 302 and 404(a) of the Sarbanes-Oxley Act of 2002 could have a material adverse effect on our business and stock price.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.  PROPERTIES

On January 11, 2012, the Company leased approximately 2,800 square feet located at 12244 S. Business Park Drive, Draper, Utah for a term of three years with a base rent of $1,190 per month for the first three months, and $2,088 thereafter, plus pro rata operating costs.

On November 2, 2011 the Company leased approximately 1,500 square feet located at 200 Broad Street, Red Bank, New Jersey for a term of two years with a base rent of $2,300 per month.

The Company believes that its current properties are adequate for its current and immediately foreseeable operating needs. The Company does not have any policies regarding investments in real estate, securities or other forms of property.

ITEM 3. LEGAL PROCEEDINGS

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business.  However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. The Company was engaged in one legal matter: On July 16, 2009, a petition for judgment was filed with the Civil Court of the City of New York naming the Company as a defendant relating to property leased by the Company from the defendant for recovery of past due rent payments, interest and legal costs. In December 2010, the Company settled for $134,849 requiring monthly payments of $5,000 until paid.  As of March 31, 2012, the outstanding unpaid balance was $49,848. The Company has accrued their obligations under the lease.

None of our directors, officers, or affiliates are involved in a proceeding adverse to our business or have a material interest adverse to our business.

ITEM 4. Mine Safety Disclosure

Not Applicable

PART II

ITEM  5.   MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

The Company’s common stock is traded on the OTC Bulletin Board, referred to herein as the OTCBB, under the symbol “INVU”. Prior to April 9, 2012, the stock symbol was GISV. For an interim period of twenty business days the stock symbol was GISVD. On May 7, 2012, it reverted to GISV. Then on May 17, 2012 it assumed the new stock symbol “INVU”. The following table sets forth the high and low bid prices of its Common Stock, as reported by the OTCBB for the last two fiscal years and subsequent quarterly periods. The quotations set forth below reflect inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions.

	2012 Fiscal Year
	High	Low
January 1, 2012 - March 31, 2012	$10.00	$1.80
October 1, 2011 - December 31, 2011	$5.20	$0.34
July 1, 2011- September 30, 2011	$5.80	$3.20
April 1, 2011-June 30, 2011	$7.60	$4.20

	2011 Fiscal Year
	High	Low
January 1, 2011 - March 31, 2011	$10.00	$6.00
October 1, 2010 - December 31, 2010	$12.00	$6.00
July 1, 2010 - September 30, 2010	$16.00	$7.00
April 1, 2010-June 30, 2010	$15.00	$5.00

As of June 28, 2012, there were approximately 453 holders of record of the Company’s common stock, and 4,550,733 shares issued and outstanding.

Dividends

The Company has never declared or paid any cash or stock dividends on its common stock. The Company currently intends to retain future earnings, if any, to finance the expansion of its business. As a result, the Company does not anticipate paying any cash dividends in the foreseeable future.

Securities Authorized for Issuance Under Equity Compensation Plans

Equity Compensation Plan Information

The following table summarizes the equity compensation plans under which our securities may be issued as of March 31, 2012.

Plan Category	Number of securities to be issued upon exercise of outstanding options and warrants	Weighted-average exercise price of outstanding options and warrants	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	0	N/A	0
Equity compensation plan not approved by security holders	37,500	$10.20	18,348

RECENT SALES OF UNREGISTERED SECURITIES

In April 2011, the Company issued 30,000 shares of common stock, valued at $210,000, in connection services provided with financing activities.  These shares were accounted for as common stock to be issued in fiscal year-end 2011.

In June 2011, the Company issued 15,000 shares of common stock in connection with services provided with financing activities of $90,000.

In June 2011, the Company issued an aggregate of 22,515 of its common stock in exchange for $127,203 of services rendered and future services as prepaid (deferred) compensation.

In June 2011, the Company issued 100,000 shares of its common stock as a signing bonus valued at $600,000 to the new Chief Executive Officer of the Company.

In June 2011, the Company issued an aggregate of 157,456 shares of its common stock in settlement of related party advances, notes payable and convertible notes and related accrued interest.

In June 2011, the Company issued an aggregate of 20,000 shares of common stock in connection with the acquisition of ITT LLC and Razor Data Corp.  These shares were accounted for as common stock to be issued in fiscal year-end 2011.

In June 2011, the Company issued 5,000 shares of its common stock, valued at $27,000, in settlement of $12,500 accounts payable, and charged $14,500 to current operations.

In August 2011, the Company issued an aggregate of 277,500 shares of its common stock in settlement of convertible notes and related accrued interest.

In September 2011, the Company issued an aggregate of 738,375 shares of its common stock in settlement of related party advances and convertible notes and related interest.

In September 2011, the Company issued an aggregate of 74,500 shares of its common stock in exchange for $387,400 of services rendered and future services as prepaid (deferred) compensation.

In January 2012, the Company issued an aggregate of 10,000 shares of its common stock, valued at $26,000 in exchange as employee bonuses.

In March 2012, The Company issued 1,800 shares of its common stock in settlement of outstanding accounts payable of $8,964.

In March 2012, the Company issued an aggregate of 10,000 shares of its common stock in connection with the acquisition of ITT LLC and Razor Data Corp.

In March 2012, the Company issued a aggregate of 98,784 shares of its common stock in settlement of convertible notes and related interest.

Stock Options and Warrants

During the year ended March 31, 2011, the Company issued an aggregate of 56,625 shares of its common stock in exchange for warrants exercised at $5.00 per share. These warrants had original exercise price of $10.00 per share, the Company recorded loss in connection with the induced exercise of warrants in the amount of $283,509. In addition, the Company issued convertible notes in exchange for the cancellation of 80,834 warrants exercisable at $10.00 per share.

During the year ended March 31, 2011, officers and employees surrendered an aggregate of 60,269 previously issued warrants exercisable at $10.00 per share. In addition, an aggregate of 10,238 warrants expired and cancelled.

During the year ended March 31, 2012, warrants of 187,500 were issued in connection with the issuance of Convertible Promissory Notes. The warrants are exercisable for five years from the date of issuance at an exercise price of $6.00 per share.

On September 30, 2011, the Company issued 20,542 warrants to purchase the Company's common stock at $6.00 per share and promissory notes in aggregate of $20,000 in exchange for the cancellation of 25,208 warrants with certain reset provisions.  In connection with the exchange, the Company recorded a loss on settlement of warrant liability of $5,100 and reclassified the fair value of the issued warrants of $90,103 from warrant liability to equity.

Secured Note Financing

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

In the event that the Company has not made payments equal to 50% of the funding as of the 91st day after the closing (the “Shortfall”), then the Investor, at its sole option, may convert the Shortfall into shares of common stock of the Company by dividing the shortfall by the conversion price. The conversion price shall be determined by multiplying .50 by the closing bid price on the 91st day following the closing, subject to a conversion floor of $4.00 per share. The conversion option shall expire upon the earlier of the Company paying the shortfall in full or the 301st day following the closing.

In the event that the Company has not made payments equal to 100% of the funding as of the 181st day after the closing (the “Second Shortfall”), then the Investor, at its sole option, may convert the Second Shortfall into shares of common stock of the Company by dividing the Second Shortfall by the conversion price (the “Second Conversion Option”). The conversion price shall be determined by multiplying 100 by the closing bid price on the 181st day following the closing, subject to a conversion floor of $4.00 per share. The second conversion option shall expire upon the earlier of the Company paying the Second Shortfall in full or the 301st day following the Closing.

On August 24, 2011, the Company issued an aggregate of 98,470 shares of common stock in settlement of the outstanding note and related accrued interest.   In connection with the settlement, the Company recorded a net loss on settlement of debt of $175,690.

On June 30, 2011, the Company issued $1,200,000 in Convertible Promissory Notes ($300,000 related party) that matures June 30, 2014. The Promissory Notes bear interest at a rate of 8% and will be convertible into 300,000 shares of the Company’s common stock, at a conversion rate of $4.00 per share. Interest will also be converted into common stock at the conversion rate of $4.00 per share. In connection with the issuance of the Convertible Promissory Notes, the Company issued 150,000 warrants to purchase the Company’s common stock at $6.00 per share over five years.

The Company issued a $21,000 convertible promissory note that matures on July 31, 2013 in exchange for a previously issued convertible promissory note.  The note bears interest at a rate of 8% per annum due at maturity and will be convertible into 5,250 shares of the Company’s common stock, at a conversion rate of $4.00 per share. Interest will also be converted into common stock at the conversion rate of $4.00 per share.

During the month of December 2011, the Company issued an aggregate of $200,000 in Convertible Promissory Notes ($100,000 related party) that matures December 2014. The Promissory Notes bear interest at a rate of 8% and will be convertible into 50,000 shares of the Company’s common stock, at a conversion rate of $4.00 per share. Interest will also be converted into common stock at the conversion rate of $4.00 per share. In connection with the issuance of the Convertible Promissory Notes, the Company issued 25,000 warrants to purchase the Company’s common stock at $6.00 per share over five years.

In connection with the issuance of the promissory notes, the Company issued detachable warrants granting the holder the right to acquire an aggregate of 25,000 shares of the Company’s common stock at $6.00 per share. The warrants expire five years from the issuance.

On March 5, 2012, the Company issued a $100,000 in Convertible Promissory Note that matures June 30, 2014. The Promissory Note bear interest at a rate of 8% and will be convertible into 50,000 shares of the Company’s common stock, at a conversion rate of $4.00 per share. Interest will also be converted into common stock at the conversion rate of $4.00 per share. In connection with the issuance of the Convertible Promissory Notes, the Company issued 12,500 warrants to purchase the Company’s common stock at $6.00 per share over five years.

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

Background

The Company was incorporated in the state of Nevada on August 1, 2005. Effective September 18, 2006, the Company changed its name to TheRetirementSolution.com, Inc., on October 1 2008 changed its name to Global Investor Services, Inc. and on March 27, 2012 changed its name to Investview, Inc.

Plan of Operations

The Company believes that offering financial information and financial education, in one integrated operating platform, is a viable business strategy. The Company’s target market is comprised of a large base of entry level investors, active investors in the on-line brokerage sector and higher-end users of financial information, services and financial news.

The Company’s marketing strategy is designed to grow the business by delivering high customer value in education and investor services at the lowest possible cost. The strategy is achieved through on-line customer acquisition, product sales and customer service.

Customer acquisition is realized through the company’s marketing partners, in-person seminars and through on-line marketing. Our partners have the marketing and operations capability to attract customers by way of low cost introductory courses and products which then allows for up-sell opportunities to a complete on-line education curriculum and expanded investor services. Customer service is supported by a comprehensive client management system that tracks the customer throughout the purchase, education and added services cycle which also includes live data feeds, news and investment letters.

On-line education delivery is completed starting with early stage courses through a complete curriculum of learning modules, podcasts, webinars and webisodes. In addition, our customer management system follows every student at this level in the form of surveys, competency assessments, learning assignments, hotline, coaching and mentoring.

The Company leverages a number of different delivery formats that are focused on a structured investing methodology focused on searching for an investment, industry group analysis, fundamental analysis, technical analysis, and portfolio management. The objective is to provide a complete investor education experience for both beginning and experienced investors and to help investors better understand the investment decision process.

The Company’s longer term goals include geographic expansion to other markets beyond the United States. We expect the comprehensive investor education curriculum and related investor services in other countries, will be marketed and delivered on-line in target markets principally via joint venture arrangements.

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

The table below outlines revenues and significant operating expenses for comparable periods:

Revenues:

	Year Ended		Year Ended
	March 31, 2012		March 31, 2011		Variance

Total	$2,177,192	100%	$2,012,017	100%	$165,175	8%

Although we saw a 8% increase in revenue for the year ended March 31, 2012 from the prior year we were disappointed with the return on investment for our marketing spend. Therefore, we proactively introduced both new products and a new marketing strategy to improve the lifetime value of our accounts. We are now emphasizing our online based business model which provides subscription based services including trading ideas, tools and education through live and recorded webinars and is marketed through a number of online media channels. Our trading and education tools are located at www.investview.com whereas our 7 minute trader product has its own website at www.7minute trader.com.

The fiscal fourth quarter was positively impacted by the launch of the 7 minute trader product, however, there was on overall negative impact on the quarter due to significant cuts in marketing spend. In the fourth quarter of fiscal year 2012, there was a dramatic decrease in the marketing spend of approximately $1.7 million. Revenues for the core trading and education offerings were most impacted as marketing the new 7 minute trader product was emphasized. For fiscal year 2012 fourth quarter revenues were $485,111 which was a sequential decline of $96,861 from the third quarter. Although the new 7 minute trader product had a good adoption rate, the lower price point offset some of this. The 7 minute trader is advertised at $49.95 per month whereas the trading and education tools are advertised at $99 and $199 per month.

As we measured the attrition rates of the trading and education offerings we determined that their lifetime value was approximating our cost of acquisition. As clients move through the education modules they tend to exhaust their interest and either attrite or shift to the lower priced trading modules. Introduction of the 7 minute trader has resulted in a better adoption rate, a markedly improved retention rate and significantly lower acquisition costs.

Operating costs

	Year Ended		Year Ended
	March 31, 2012		March 31, 2011		Variance
Cost of sales and service	$710,980	10%	$704,200	10%	6,780	1%
Selling, general and administrative	$6,110,908	87%	5,561,992	79%	$548,916	(10)%
Depreciation and amortization	210,869	3%	785,362	11%	(574,493)	73%
Total	$7,032,757	100%	$7,051,554	100%	$(18,797)	(0)%

Operating costs were substantially unchanged year over year. However, the components of selling, general and administrative expenses were very different year over year and particularly in the 2012 fiscal fourth quarter.

During the year ended March 31, 2012, our cost of sales and service was $710,980 as compared to $704,200 during the year ended March 31, 2011. Most of this expense is composed of stock market data feeds to the Company’s core educational product line’s stock analysis tools. The Company’s subscriber base and resulting revenues can be increased substantially without a corresponding increase in the cost of sales and service. Also important to note is that the new 7 minute trader product does not use data feeds.

Our selling, general and administrative expenses increased from $5,561,992 last fiscal year to $6,110,908 in fiscal year 2012 or $548,916 (10%). The company took proactive steps to reduce personnel, audit fees and marketing spend. Offsetting such reductions was stock based compensation issued to consultants and personnel during the year of approximately $2.6 million.

The recent reduction in selling, general and administrative costs has had a significantly positive impact on our pretax margin as well as our cash flow. We averaged nearly $2 million per quarter in selling, general and operating costs for the first three quarters of fiscal year 2012. However, in the fourth quarter we only spent approximately $300,000, of which approximately $85,000 was stock based compensation (i.e., non-cash). Of approximately $1.2 million of marketing spend in fiscal year 2012, only $81,732 was spent in the 2012 fiscal fourth quarter. We would expect that this will be an approximation of our run rate for fiscal year 2013 unless we are able to raise capital and the acquisition cost per account meets our criteria.

Depreciation and amortization decreased from $785,362 to $210,869 or a decrease of $574,493 due to the full amortization of certain property and equipment during the fiscal year.

Other income and expenses:

	Year Ended		Year Ended
	March 31, 2012		March 31, 2011		Variance

Interest expense, net	$(2,387,597)	56%	$(3,443,715)	70%	$1,056,118	31%
Gain (loss) on change in fair value of warrant and reset derivative	47,516	(1)%	(462,562)	9%	510,078	110%
Loss on settlement of debt and warrants	(1,913,584)	45%	(1,028,248)	21%	(885,336)	(86)%
Other	(163)	-%	(214)	-%	51	-%

Total	$(4,253,828)	100%	$(4,934,739)	100%	$680,911	16%

Interest expense decreased from $3,443,715 to $2,387,597, a $1,056,118 or 31% decrease.  The decrease is because of a major recapitalization of the Company over the past year.  This is more fully discussed under Liquidity and Capital Resources below.

During the year ended March 31, 2010, we issued promissory notes and related warrants that contain certain reset provisions.  As such, we are required to record these reset provisions as a liability and mark them to market each reporting period.  For the year ended March 31, 2012, we recorded a gain of $47,516 in change in the fair value of these reset provisions vs. a loss in fiscal year 2011 of $462,562. The volatility of our stock price increased in fiscal year 2012 from the prior fiscal year. This increase in volatility caused the value of the warrants to decrease and resulted in some of the loss last year to be reversed.

In addition, during the year ended March 31, 2012, we modified a significant number of these outstanding warrants and reduced the number of warrants with reset provisions to 2,500 warrants.

In addition, during the year ended March 31, 2011 and 2012, we settled or restructured a significant portion of our outstanding convertible debt obligations and warrants containing reset provisions.  As such, we incurred a loss on debt settlement of $1,913,584 and $1,028,248 during the year ended March 31, 2012 and 2011, respectively.

Cash Used in Operating Activities:

During the 2012 fiscal fourth quarter we were able to decrease our burn rate on cash used in operations from $1,257,285 for the first nine months to $143,506 for the fourth quarter. In other words, if we can produce about 6% more revenues than we earned in the 2012 fiscal third quarter, which calculates to be approximately $633,000, then we believe we should be able to achieve breakeven on our cash flow from operating activities. We also anticipate that we will see enhanced cash flow from operations at the point we produce profits as we will be able to utilize our Net Operating Loss Carry-forwards (see Note 16 to our Consolidated Financial Statements).

Liquidity and Capital Resources

During fiscal year 2012, the Company incurred a loss from operations of $9,109,393. However, only $1,400,791 was cash related. This negative cash flow was funded by undertaking significant restructuring and deleveraging of the capital structure of the Company. As a result, our cash and cash equivalents increased to $179,921 by $55,890 from the previous year of $124,031.

We also made significant progress on decreasing our working capital deficit. As of March 31, 2012, the Company’s current liabilities exceeded its current assets equal to a working capital deficit of $952,214. A year ago, at March 31, 2011 the working capital deficit was more than double or $2,474,090. Most significantly, we have reduced our accounts payable and accrued expenses by approximately $360,000. Additionally deferred revenue is a non-cash current liability equal to $222,133. That means the adjusted current deficit is $730,081. Most of this remaining amount is a note payable and the accrued interest of $200,000, which has been in default since July 29, 2009, and $105,975 due to related parties.

Given the negative cash flow from operations noted above of $1,400,791 plus a beginning working capital deficit of $2,474,090, one might have expected the working capital at current year end to be $3,874,881. However, we were able to reduce this deficit by $1,521,876 including some net financing, primarily the issuance of convertible notes.

During fiscal year 2012, there was a significant deleveraging of the balance sheet. We started the fiscal year with gross debt of $7,772,413 which was reduced to $3,222,354 or by $4,550,059. The net debt decreased by $3,988,504, which wasn’t quite as much as the gross debt, as the older debt had $561,555 more debt discount.

	3/31/2011

	Gross	Discount	Net
Accounts payable and accrued liabilities	$1,093,713		$1,093,713
Deferred revenue	$261,260		$261,260
Marketing advances	$595,700		$595,700
Due to related party	$71,739		$71,739
Notes payable-Note 8	$562,049	$-	$562,049
Convertible notes-Note 9	$4,670,752	$1,594,882	3,075,870
Accrued interest, long term	$327,134		$327,134
Warrant Liability	$139,109		$139,109
Reset Derivative Liability	$50,957		$50,957
	$7,772,413	$1,594,882	$6,177,531

	3/31/2012

	Gross	Discount	Net
Accounts payable and accrued liabilities	$733,904		$733,904
Deferred Revenue	$222,133		$222,133
Due to related partys	$105,975		$105,975
Notes payable-Note 8	$619,098	$-	$619,098
Convertible notes-Note 9	$1,521,000	$1,033,325	$487,675
Accrued interest, long term	$103,853		$103,853
Warrant Liability	$9,862		$9,862
Reset Derivative Liability	$-		$-
	$3,315,825	$1,033,325	$2,282,500

Change	$4,456,588	$561,557	$3,895,031

We also were successful at extending the duration of our debt structure.

	3/31/2012
				Accrued	Maturity
	Gross	Discount	Net	Interest	Date

Long Term Debt(Footnote 9):
Note 12	$900,000	$673,358	$226,642	$54,197	6/30/2014
Note 12 Related Party	$300,000	$224,453	$75,547	$18,066	6/30/2014
Note 13 (see Note 6)	$21,000	$4,559	$16,441	$854	7/31/2013
Note 14	$100,000	$17,002	$82,998	$2,044	12/29/2014
Note 14 Related Party	$100,000	$17,025	$82,975	$2,066	12/28/2014
Note 15	$100,000	$96,930	$3,070	$570	6/30/2014
Notes Payable (Footnote 8):	$20,000		$20,000	$800	9/30/2014
Notes Payable (Footnote 8):	$120,000		$120,000	$15,200	9/30/2015
	$1,641,000	$1,033,327	$607,673	$73,665

Auditor’s Opinion Expresses Doubt About the Company’s Ability to Continue as a “Going Concern”

The independent auditors report on our March 31, 2012 consolidated financial statements states that the Company's historical losses and accumulated deficiency raise substantial doubts about the Company's ability to continue as a going concern, due to the losses incurred and deficiency. If we are unable to develop our business, we will have to reduce, discontinue operations or cease to exist, which would be detrimental to the value of the Company's common stock. We can make no assurances that our business operations will develop and provide us with significant cash to continue operations.

In order to improve the Company's liquidity, the Company's management is actively pursuing additional financing through discussions with investment bankers, financial institutions and private investors. There can be no assurance that the Company will be successful in its effort to secure additional financing.

Addressing the Going Concern Issues

We anticipate we will need some additional financing as liquidity to manage our negative working capital position, plus any future cash flow deficits from operations and development costs. We are working to reduce the negative cash flow from operations by expanding revenue opportunities via new products and client acquisition strategies. At the same time we have eliminated large amounts of our operating costs. Our ability to continue as a going concern is subject to our ability to develop profitable operations. We are devoting substantially all of our efforts to developing our business and raising capital. Our net operating losses increase the difficulty in meeting such goals and there can be no assurances that such methods will prove successful. Additionally, we will need capital to implement the strategic thrusts and tactics of our business plan, including becoming a brokerage firm and a managed products firm. Our business plan encompasses investing behind our business development strategy, our marketing campaigns and in building our business operations. As of the date of this filing, we have minimal operating capital to continue our business and marketing initiatives for the next twelve months. If we are not successful in generating sufficient cash flow from operations or in raising sufficient capital resources to finance our growth, on terms acceptable to us, this could have a material adverse effect on our business, results of operations, liquidity and financial condition, and we will have to adjust our planned operations and development on a more limited scale. To satisfy our liquidity needs for the next twelve months and to implement the major initiatives of our business plan, we need to raise approximately $2 to $5 million dollars.

We presently do not have any available credit, bank financing or other external sources of liquidity. In order to obtain capital, we may need to sell additional shares of our common stock or borrow funds from private lenders. Financing transactions may include the issuance of equity or debt securities, obtaining credit facilities, or other financing mechanisms. However, the trading price of our common stock and a downturn in the equity and debt markets could make it more difficult to obtain financing through the issuance of equity or debt securities. Even if we are able to raise the funds required, it is possible that we could incur unexpected costs and expenses, fail to collect significant amounts owed to us, or experience unexpected cash requirements that would force us to seek alternative financing. Furthermore, if we issue additional equity or debt securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of our common stock. If additional financing is not available or is not available on acceptable terms, we will have to curtail our operations. Although additional capital is being sought, we cannot guarantee that we will be able to obtain such investments.

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

Revenue arises from subscriptions to the websites/software, workshops, online workshops and training and coaching/counseling services where the payments are received before the service has been rendered. Beginning January 1, 2009, the company changed its marketing strategy such that the company no longer collects revenues in advance of rendering services.  Instead, for all new customers, a monthly subscription fee is received for access to the online training and courses and website/data during a given month.  As all the products and services are delivered during the month, the revenues are recognized in the month it is delivered.   All revenues collected in prior periods from the legacy marketing strategy are deferred and recognized as per the existing revenue recognition policy. Additionally, any revenues from services such as coaching/counseling that are sold in advance of delivery will be deferred using the existing revenue recognition policy. Thus we have two distinct revenue models that were used during fiscal years 2012 and 2011 and revenue under either model will be recognized under its appropriate model. The Company reserves the option to operate under either model as the business environment dictates.

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

  As of March 31, 2012 and 2011, the Company’s deferred revenue was $222,133 and $261,260, respectively.

Website Development Costs

The Company recognizes website development costs in accordance with Accounting Standards Codification subtopic 350-50, Website Development Costs ("ASC 350-50”). As such, the Company expenses all costs incurred that relate to the planning and post implementation phases of development of its website. Direct costs incurred in the development phase are capitalized and recognized over the estimated useful life. Costs associated with repair or maintenance for the website is included in cost of net revenues in the current period expenses. During the years ended March 31, 2012 and 2011, the Company did not capitalize any costs associated with the website development.

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

Stock-based compensation expense in connection with options granted to employees and directors for the years ended March 31, 2012 and 2011 was $107,896 and $161,735, respectively.

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

Our annual results may also be significantly impacted by the accounting treatment of acquisitions, financing transactions or other matters. Particularly at our early stage of development, such accounting treatment can have a material impact on the results for any quarter. Due to the foregoing factors, among others, it is likely that our operating results may fall below our expectations or those of investors in some future quarter.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Previous independent registered public accounting firm

On January 30, 2012 (the “Dismissal Date”), the Company advised RBSM LLP (the “Former Auditor”) that it was dismissed as the Company’s independent registered public accounting firm. The decision to dismiss the Former Auditor as the Company’s independent registered public accounting firm was approved by the Company’s Board of Directors on January 30, 2012. Except as set forth below, the reports of the Former Auditor on the Company’s consolidated financial statements for the years ended March 31, 2010 and March 31, 2011 did not contain an adverse opinion or disclaimer of opinion, and such reports were not qualified or modified as to uncertainty, audit scope, or accounting principle. The reports of the Former Auditor on the Company’s financial statements for each of the years ended March 31, 2010 and March 31, 2011 contained an explanatory paragraph, which noted that there was substantial doubt about the Company’s ability to continue as a going concern.

During the years ended March 31, 2010 and March 31, 2011, and through the Dismissal Date, the Company has not had any disagreements with the Former Auditor on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the Former Auditor’s satisfaction, would have caused them to make reference thereto in their reports on the Company’s consolidated financial statements for such years.

During the years ended March, 2010 and March 31, 2011, and through the Dismissal Date, there were no reportable events, as defined in Item 304(a)(1)(v) of Regulation S-K.

New independent registered public accounting firm

On January 27, 2012 (the “Engagement Date”), the Company engaged Fiondella, Milone & LaSaracina LLP (“New Auditor”) as its independent registered public accounting firm for the Company’s fiscal year ended March 31, 2012. The decision to engage the New Auditor as the Company’s independent registered public accounting firm was approved by the Company’s Board of Directors.

During the two most recent fiscal years and through the Engagement Date, the Company has not consulted with the New Auditor regarding either:

1.	application of accounting principles to any specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s financial statements, and neither a written report was provided to the Company nor oral advice was provided that the New Auditor concluded was an important factor considered by the Company in reaching a decision as to the accounting, auditing or financial reporting issue; or

2.	any matter that was either the subject of a disagreement (as defined in Regulation S-K, Item 304(a)(1)(iv) and the related instructions) or reportable event (as defined in Regulation S-K, Item 304(a)(1)(v)).

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that material information required to be disclosed in our periodic reports filed under the Securities Exchange Act of 1934, as amended, or 1934 Act, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to ensure that such information is accumulated and communicated to our management, including our chief executive officer and acting chief financial officer (principal financial officer) as appropriate, to allow timely decisions regarding required disclosure. During the quarter ended March 31, 2012 we carried out an evaluation, under the supervision and with the participation of our management, including the principal executive officer and the principal financial officer (principal financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13(a)-15(e) under the 1934 Act. Based on this evaluation, because of the Company’s limited resources and limited number of employees, management concluded that our disclosure controls and procedures were ineffective as of March 31, 2012.

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

With the participation of our Chief Executive Officer and Chief Financial Officer (principal financial officer), our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of March 31, 2012 based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on our evaluation and the material weaknesses described below, management concluded that the Company did not maintain effective internal control over financial reporting as of March 31, 2012 based on the COSO framework criteria. Management has identified control deficiencies regarding the lack of segregation of duties and the need for a stronger internal control environment. Management of the Company believes that these material weaknesses are due to the small size of the Company’s accounting staff and reliance on outside consultants for external reporting.  The small size of the Company’s accounting staff may prevent adequate controls in the future, such as segregation of duties, due to the cost/benefit of such remediation.

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

In light of this material weakness, we performed additional analyses and procedures in order to conclude that our consolidated financial statements for the year ended March 31, 2012 included in this Annual Report on Form 10-K were fairly stated in accordance with US GAAP. Accordingly, management believes that despite our material weaknesses, our consolidated financial statements for the year ended March 31, 2012 are fairly stated, in all material respects, in accordance with US GAAP.

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

 Changes in Internal Controls

During the fiscal quarter ended March 31, 2012, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

ITEM 9B. OTHER INFORMATION

None

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following table sets forth certain information with respect to our directors and executive officers.

Name	Age	Position
Dr. Joseph J. Louro	56	Chief Executive Officer and Chairman of the Board
J. Randy MacDonald	56	President and Chief Financial Officer
William Kosoff	70	Controller and Director
Nicholas S. Maturo	63	Director
Louis Sagar	56	Director

Directors are elected annually and hold office until the next annual meeting of the stockholders of the Company and until their successors are elected. Officers are elected annually and serve at the discretion of the Board of Directors.

Background of Executive Officers and Directors

Dr. Joseph  J. Louro.  Chief Executive Officer and Chairman of the Board. In June of 2011 Dr. Louro joined the Company as Chief Executive Officer and was elected by the Board to serve as Chairman of the Board of Global Investor Services, Inc. on June 22, 2011.

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

J. Randy MacDonald – President and Chief Financial Officer. In May 2012 Mr. MacDonald joined the Company. Mr. MacDonald was most recently global head of retail at MF Global from April 2010 to November 2011. He also served as Chief Financial Officer from April 2008 to March 2011. Mr. MacDonald was a Director at GFI Group (GFIG) from 2006 to 2008, and was chairman of the compensation committee and a member of the audit committee. From 2006 to 2007, he served as Chief Operating Officer of TD Ameritrade, responsible for all operations, technology and administration functions, including brokerage operations, project management, human resources and real estate. From 2000 to 2006, Mr. MacDonald led financial operations at TD Ameritrade as Chief Financial Officer and Treasurer and played a key role in leading TD Ameritrade in its consolidation efforts. Prior to joining TD Ameritrade, Mr. MacDonald was Chief Financial Officer of Investment Technology Group, Inc. a specialized agency brokerage and technology firm from March 1994 to March 2000. From 1989 to 1994, he was a vice president and group manager for Salomon Brothers. Earlier in his career, he was an audit senior manager at Deloitte & Touche focused on commercial banking, real estate joint ventures and financial services. He began his career at Ernst & Young performing financial audits with a focus on international operations. Mr. MacDonald graduated from Boston College in 1978 with a B.S. in accounting.

 William C. Kosoff  – Acting Chief Financial Officer and Director from September 2006 to May 2012. On May 15, 2012 Mr. Kosoff resigned as Acting Chief Financial Office and remains an employee and a Director of the Company. Mr. Kosoff has been a Director of the Company, and served in various positions including Chief Executive Officer and President during the past six years. He was in the high technology industry for 45 years serving in Engineering, Marketing, Sales, and Senior Management positions with Rockwell International from 1960 to 1984. In 1984 he co-founded Telenetics Corp as President and Chief Executive Officer. In 1987 Telenetics became public through an IPO on NASDAQ and was acquired in 2006 by a private firm. Mr. Kosoff received his Bachelor of Arts in Physics from California State University in 1978 and earned a Professional Certificate in Accounting from New York University in 2010.

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

On June 29th 2011 Mr. Freedman resigned from the Board citing insufficient time to devote to his position as a Director due to increased demands of a new position of employment,  and, on May 17, 2011, Todd C. Jorn resigned as director of the Company.

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

The Board met formerly a total of three times during fiscal 2012.

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

ITEM 11. EXECUTIVE COMPENSATION

Directors’ Compensation

Compensation for outside Directors has been set at $25,000 annually plus re-imbursement of reasonable and ordinary expenses. L. Sagar was awarded 2,500 options at $12 per share of which 1,250 vested in January 2007 and 1,250 in January 2008.  As of September 23 2010 the Board suspended cash compensation for outside Directors; however, re-imbursement of reasonable and ordinary expenses will continue to be paid.

Executive Officers’ Compensation

The following table sets forth information concerning the annual and long-term compensation earned by or paid to our Chief Executive Officer and to other persons who served as executive officers as at and/or during the fiscal year ended March 31, 2012 or who earned compensation exceeding $100,000 during fiscal year 2012 (the “named executive officers”), for services as executive officers for the last three fiscal years.

Summary Compensation Table

							Change in
							Pension Value
							and Non-
						Non-Equity	Qualified
Name						Incentive	Deferred
and				Stock	Option	Plan	Compensation	All Other
Principal	Fiscal	Salary		Award	Awards	Compensation	Earnings	Compensation	Total
Position	Year	($)		($)	($)	($)	($)	($)	($)
Dr. Joseph J. Louro	2012		(4)	1,700,000					1,700,000
CEO and Chairman
Nicholas Maturo	2012	15,000	(3)	None		None	None		15,000
CEO	2011	59,500	(1)	None		None	None		120,000
William Kosoff	2012	79,500		None		None	None		79,500
Controller	2011	50,750	(2)						50,750

(1)	Cash compensation was suspended from April 1, 2010 and resumed at a reduced level beginning in June of 2010. A total of $59,500 was paid through March 31, 2010. Deferred Salary was forgiven and not accrued.
(2)	Cash compensation was suspended from April 1, 2010 and resumed at a reduced level beginning in June of 2010. A total of $50,750 was paid through March 31, 2010. Deferred Salary was forgiven and not accrued.
(3)	Nicholas Maturo resigned as CEO on June 24, 2012 and compensation ceased in June of 2012.
(4)	Dr. Joseph Louro agreed to receive $1 per year in cash compensation until the company reaches positive cash flow from operations on a consistent basis before taking any cash compensation. On June 22, 2011 Dr. Louro was awarded a signing bonus in common stock valued at $600,000. On November 4, 2011, Dr. Louro was awarded an additional bonus for achieving the milestones in his Employment contract ahead of the established schedule and was awarded the contracted bonus in common stock valued at $1,100,000.

Outstanding Equity Awards at Fiscal Year-End Table.

Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)

	NONE			$

 Employment Agreements

Dr. Joseph Louro

On June 22, 2011, Dr. Louro executed an employment agreement with the Company, which was received by the Company on June 24, 2011, pursuant to which he was appointed as the Chief Executive Officer and Chairman of the Company in consideration of an annual salary of $300,000.  If certain performance metrics are achieved, then the base salary shall be increased to $400,000 during year two and $500,000 during year three.  The term of the agreement is for three years which automatically renews for three year periods unless terminated prior to the 90th day following the expiration of the applicable term.  Additionally, Dr. Louro will be eligible for annual cash bonuses equal to at least 50% and up to 100% of his salary subject to recommendation of the Compensation Committee or the Board of Directors.  Dr. Louro will also be entitled to receive incentive bonuses upon the closing of strategic acquisitions, joint ventures or other strategic transactions and/or relationships which are intended to accrue a significant benefit to the Company, as recommended by the Compensation Committee of the Board of Directors or the Board of Directors.  Dr. Louro will also be entitled to receive a special bonus upon the closing of capital funding events, through either public or private offerings, subject to approval by the Board. In addition to the salary and any bonus, Dr. Louro will be entitled to receive health and fringe benefits that are generally available to the Company’s management employees.  As additional compensation, the Company granted Dr. Louro an initial award of 100,000 restricted shares of common stock of the Company and has agreed to provide an equity bonus not to exceed an aggregate of 275,000 shares for the years ended March 31, 2012, 2013 and 2014 based on certain operational improvements established by the Board.  Dr. Louro will be entitled to receive shares equal to 20% of the operational improvement divided by $6.00.

Dr. Louro has agreed to receive only $1 per year until such time that the Company has sufficient cash flow in order to pay his salary. The salary per the contract will accrue as of June 22, 2011.

J. Randy MacDonald

On May 15, 2012, J. Randy MacDonald was appointed as the President and Chief Financial Officer of the Company in consideration of an annual salary of $200,000. The salary will not be paid until the earlier of 90 days from the date of the agreement or upon the CEO of the Company determining that the Company is financially capable in paying the salary. If certain performance metrics are achieved, then the base salary shall be increased to $300,000 during year two. Additionally, Mr. MacDonald will be eligible for annual cash bonuses equal to at least 50% of his salary subject to recommendation of the Compensation Committee or the Board of Directors. As additional compensation, the Company granted Mr. MacDonald an initial award of 250,000 restricted shares of common stock of the Company of which half shall vest on the one year anniversary of the employment agreement and the balance shall vest on a quarterly basis in the fiscal year ending March 31, 2014.

In addition to the salary and any bonus, Mr. MacDonald will be entitled to receive health and fringe benefits that are generally available to the Company’s management employees. The term of the agreement is for two years which automatically renews for two year periods unless terminated prior to the 90th day following the expiration of the applicable term.

William Kosoff

On February 6, 2007 the Company entered into a two year employment contract with William Kosoff as President and CFO (the “Kosoff Agreement”). Mr. Kosoff remains a Director of the Company and also serves as Treasurer and Secretary of the Corporation. The Kosoff Agreement provides a first year annual salary of $150,000 with annual increases and performance based bonuses. In addition, the Kosoff Agreement awards stock options of 7,500 shares with 2,500 vesting upon signing and the balance vesting over the life of the contract. The Kosoff Agreement automatically renewed for a successive two year term as of February 6, 2011. On December 31, 2010 Mr. Kosoff entered into an “Unwinding Agreement” with the company wherein he forgave all accrued salary and returned his stock option earned to date to the Company.

Severance Policy:

The employment agreements entered with Dr. Louro, Mr. MacDonald and Mr. Kosoff contain various severance provisions. In the event the employees resign without good reason with 90 days written notice or is terminated for cause (willful misconduct with respect to Mr. Kosoff) with 30 days written notice, the employee is entitled to all accrued and unpaid compensation as of the date of such termination and expense reimbursement.

In the event the employee resigns for good reason with 30 days written notice or is terminated by the Company without cause with 30 days notice, the employee is entitled to the following:

•	all accrued and unpaid compensation as of the date of such termination and expense reimbursement;
•	all restricted stock and options issued to employee shall become fully vested;
•	Severance Payment payable in a lump sum equal the greater of: (a) the total amount of the Salary payable to Employee under the employment Agreement from the date of such termination until the end of the Term of the Agreement (prorated for any partial month), or (b) the amount of six (6) months’ Salary; and
•	The employee will agree to a non-compete clause for two years (one year with respect to Mr. MacDonald)

Tax treatment pertaining to the above payments will be referenced under “Tax Clause 280g” for payments and related taxes and if on termination the payments are subject to additional excise tax under Section 4999 of the Internal Revenue Code, under a change in control, the payments will be increased so that the tax effect is borne by the company.

Upon death or disability, the employee is entitled to the following:

•	all accrued and unpaid compensation as of the date of such termination and expense reimbursement;
•	all restricted stock and options issued to Employee shall become fully vested; and
•	one year of salary, which is applicable to Mr. Kosoff only.

Nicholas Maturo

On January 23, 2007 the Company entered into a three year employment contract with Nicholas Maturo as CEO (the “Maturo Agreement”).   In addition, the Company elected him to the Board of Directors and appointed him Chairman of the Board. The Maturo Agreement provides a first year annual salary of $225,000 with annual increases and certain performance-based bonuses. In addition, the Maturo Agreement awards stock options of 30,000 shares with 7,500 vesting upon signing and the balance vesting over the life of the contract.

On June 30, 2008, the Company entered into an Amended and Restated Employment Agreement with Nicholas S. Maturo (the “Amended Maturo Agreement”), the Company’s Chairman of the Board and Chief Executive Officer of Company since January 23, 2007.

The Amended Maturo Agreement extends the term of Mr. Maturo’s employment for five (5) years, as may be extended or earlier terminated pursuant to the terms and conditions of the Amended Maturo Agreement and provides for automatic renewals for successive three (3) year periods unless, prior to the 90th calendar day preceding the expiration of the then existing term, either the Company or Mr. Maturo provide written notice to the other that it elects not to renew the term

On June 24, 2011 Mr. Maturo resigned and CEO and released the Company from all future obligations as an employee of the Company. Mr. Maturo remains a Director of Investview.

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

In April of 2010 salaries to the Executive Officers were put on hold due to capital constraints being experienced by the Company.  Salaries were the resumed at a reduced level in June of 2010.  On December the Executive Officers entered into certain  “Unwinding Agreements” to forgive accrued salaries and to give back stock options previously earned.  Thus the 30,000 options for Mr. Maturo were canceled.

Key Managers

On January 15, 2008 the company entered into employment agreements with key management (“Key Managers”) of the acquired entities of Razor Data, LLC and Investment tools and Training, LLC (ITT) (the “Key Management Agreements”). Each Key Management Agreements provides a base salary to Key Managers of $150,000 plus annual bonuses to be determined by the CEO and the Board of Directors. The Key Management Agreements last for a term of three years and contain severance pay provisions allowing for the remaining annual salary amount of up to three years if terminated by the company without cause, or by one of the Key Managers if for “Good Reason, or six (6) month’s salary, whichever is greater.” The Key Management Agreements contain Non-Compete covenants as well as provide for ownership of “Inventions” pertaining to the business of the Company. On December 31, 2010 the Key Managers entered into “Unwinding Agreements where all accrued salaries were forgiven.

As of December 31, 2011 these “Key Manager” contracts were terminated voluntarily by the managers of Razor Data and ITT and both Ryan Smith and Rhett Andersen resigned from the Company amicably to pursue other interests

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table provides information as to shares of common stock beneficially owned as of June 25, 2012 by:

•	each director;

•	each officer named in the summary compensation table;

•	each person owning of record or known by us, based on information provided to us by the persons named below, to own beneficially at least 5% of our common stock; and

•	all directors and executive officers as a group.

Name of Beneficial Owner (1)	Common Stock Beneficially Owned	Percentage of Common Stock (2)
Dr. Joseph J. Louro (1)	495,834	10.90%
J. Randy MacDonald (1)	37,500	0.82%
Nicholas S. Maturo(1)	26,613	0.58%
William C. Kosoff (1)	38,750	0.85%
Louis Sagar(1)	9,306	0.20%
Wealth Engineering, LLC, and its Managing Partner’s personal holdings	330,227	7.26%
G. Bart Rice	1,104,059,	24.26%

All Officers and Directors as a group (5 Persons)	581,390	12.78%

(1)	Except as otherwise indicated, the address of each beneficial owner is c/o Investview, Inc., 12244 South Business Park Drive, Suite 240, Draper Utah, 84020.

(2)	Applicable percentage ownership is based on 4,550,733 shares of common stock outstanding as of June 27, 2012, together with securities exercisable or convertible into shares of common stock within 60 days of June 27, 2012 for each stockholder. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock that are currently exercisable or exercisable within 60 days of June 25, 2012 are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

No Director, executive officer, affiliate or any owner of record or beneficial owner of more than 5% of any class of voting securities of the Company is a party adverse to the Company or has a material interest adverse to the Company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The Company is periodically advanced noninterest bearing operating funds from related parties and shareholders. The advances are due on demand and unsecured. At March 31, 2012 and 2011, due to related party was $105,975 and $71,739, respectively.

During the year ended March 31, 2012, an employee and shareholder was issued 10,000 shares of the Company's common stock in settlement of an advance of $40,000. The Company recorded a loss of $12,000 on the settlement of debt.

During the year ended March 31, 2012, Dr. Joseph J Louro, our Chief Executive Officer, advanced $50,000 to the Company for working capital purposes. On June 6, 2011, the Company issued 8,333 shares of common stock in settlement of the loan of $50,000 and accrued interest of $12,500. No gain or losses resulted from this settlement.

The Company issued an aggregate of $5,000,000 in convertible promissory notes in connection with the acquisition of ITT and Razor during the year ended March 31, 2008. As of March 31, 2012 and 2011, the outstanding balance was $0 and $1,000,000, respectively. The note holders are current employees of the Company's consolidated group. During the year ended March 31, 2012 and 2011, the Company charged $80,000 and $80,000, respectively, as interest expense to operations.

On June 30, 2011, the Company issued a $200,000 convertible promissory note with interest at 8% per annum, due June 30, 2014 to the Company's CEO. The note is convertible into the Company's common stock at $4.00 per share. In connection with the issuance of the note, the Company issued 25,000 warrants to purchase the Company's common stock at $4.00 per share over five years.

On June 30, 2011, the Company issued a $100,000 convertible promissory note with interest at 8% per annum, due June 30, 2014 to the Company's CFO. The note is convertible into the Company's common stock at $4.00 per share. In connection with the issuance of the note, the Company issued 12,500 warrants to purchase the Company's common stock at $4.00 per share over five years.

On December 29, 2011, the Company issued a $100,000 convertible promissory note with interest at 8% per annum, due June 30, 2014 to the Company's CEO. The note is convertible into the Company's common stock at $4.00 per share. In connection with the issuance of the note, the Company issued 12,500 warrants to purchase the Company's common stock at $4.00 per share over five years.

The Company was under contract with Allied Global Ventures, LLC during the year ended March 31, 2012 and 2011, a shareholder of the Company, whereby the related party provides funds for marketing and promotional activity in exchange for an allocated part of gross revenue from sales of the related corporation's products and services. Contained within the contract are a minimum number of subscribers the Company is required to maintain to ensure exclusivity. On September 29, 2011, the Company issued 216,425 shares of common stock in full settlement of Allied's marketing advances. In connection with the settlement, the Company recorded a loss of $259,710 from settlement of debt during the year ended March 31, 2012.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

RBSM LLP served as our independent auditors for the year ended March 31, 2011 and the periods ended June 30, 2011 and September 30, 2011. On January 30, 2012, we changed auditors to Fiondella, Milone and LaSaracina LLP. The following is a summary of the fees billed to the Company for professional services rendered for the fiscal years ended March 31, 2012 and 2011. The fees for the year ended March 31, 2011 were billed by RBSM LLP, and the fees for the year ended March 31, 2012 were billed by both RBSM LLP and Fiondella, Milone and LaSaracina LLP.

	March 31, 2012	March 31, 2011
Audit Fees	$159,500	$163,853
Audit Related Fees		-
Tax Fees	10,000	-
All Other Fees		-
Totals	$169,500	$163,853

AUDIT FEES. Consists of fees billed for professional services rendered for the audit of Investview, Inc.'s consolidated financial statements and review of the interim consolidated financial statements included in quarterly reports and services in connection with statutory and regulatory filings or engagements.

AUDIT-RELATED FEES. Consists of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of Investview, Inc.’s consolidated financial statements and are not reported under "Audit Fees."

TAX FEES. Consists of fees billed for professional services for tax compliance, tax advice and tax planning.

ALL OTHER FEES. Consists of fees for products and services other than the services reported above. There were no management consulting services provided in fiscal 2012.

POLICY ON AUDIT COMMITTEE PRE-APPROVAL OF AUDIT AND PERMISSIBLE NON-AUDIT SERVICES OF INDEPENDENT AUDITORS

The Company currently does not have a designated Audit Committee, and accordingly, the Company's Board of Directors' policy is to pre-approve all audit and permissible non-audit services provided by the independent auditors. These services may include audit services, audit-related services, tax services and other services. Pre-approval is generally provided for up to one year and any 8pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. The independent auditors and management are required to periodically report to the Company's Board of Directors regarding the extent of services provided by the independent auditors in accordance with this pre-approval, and the fees for the services performed to date. The Board of Directors may also pre-approve particular services on a case-by-case basis.

ITEM 15. EXHIBITS

Number	Description

3.1	Registrant’s Articles of Incorporation (incorporated by reference to Exhibit 3 to the Company’s 10SB12G filed on August 12, 1999).

3.2	Certificate of Amendment to Registrant’s Articles of Incorporation (incorporated by reference to Exhibit 3 to the Company’s 10SB12G filed on August 12, 1999).

3.4	Registrant’s By-Laws (incorporated by reference to Exhibit 3 to the Company’s 10SB12G filed on August 12, 1999).

3.5	Amendment to Articles of Incorporation or by-laws (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed on February 15, 2007)

3.6	Certificate of Change filed pursuant to NRS 78.209 (incorporated by reference to Exhibit 4.4 to the Company’s Form 8-K filed on April 6, 2012)

3.7	Articles of Merger filed pursuant to NRS 92.A.200 (incorporated by reference to Exhibit 4.4 to the Company’s Form 8-K filed on April 6, 2012)

4.1	Form of Subscription Agreement dated July 7, 2011 (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed on July 13, 2011)

4.2	Form of 8% Secured Convertible Note dated July 7, 2011 (incorporated by reference to Exhibit 4.2 to the Company’s Form 8-K filed on July 13, 2011)

4.3	Form of Common Stock Purchase Warrant dated July 7, 2011 (incorporated by reference to Exhibit 4.3 to the Company’s Form 8-K filed on July 13, 2011)

4.4	Form of Security Agreement dated July 7, 2011 (incorporated by reference to Exhibit 4.4 to the Company’s Form 8-K filed on July 13, 2011)

4.5	Form of Investment Agreement (incorporated by reference to Exhibit 4.4 to the Company’s Form 8-K filed on March 8, 2011)

4.6	Form of Subscription Agreement dated March 5, 2012 (incorporated by reference to Exhibit 4.4 to the Company’s Form 8-K filed on April 4, 2012)

4.7	Form of 8% Secured Convertible Note dated March 5, 2012 (incorporated by reference to Exhibit 4.4 to the Company’s Form 8-K filed on April 4, 2012)

4.8	Form of Common Stock Purchase Warrant dated March 5, 2012 (incorporated by reference to Exhibit 4.4 to the Company’s Form 8-K filed on April 4, 2012)

4.9	Form of Security Agreement dated March 5, 2012 (incorporated by reference to Exhibit 4.4 to the Company’s Form 8-K filed on April 4, 2012)

10.1	Entry into a Material Definitive Agreement (incorporated by reference to Exhibit 10.1to the Company’s Form 8-K filed on February 12, 2007)

10.2	Stock Purchase Agreement by and among Voxpath Holdings, Inc., and The Retirement Solution, Inc., Audited Financial Statements of Registrant as of March 31, 2006 and for the period from August 10, 2005 (date of inception) through March 31, 2006, and Unaudited financial statements for the three months period ended June 30, 2006 (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on October 2, 2006).

10.3	Membership Interest Purchase Agreement by and among TheRetirementSolution.com, Inc., Investment Tools and Training, LLC, Boya Systems, LLC, Kays Creek Capital Management, LLC and LUCASA, LLC, dated as of January 15, 2008, incorporated by reference to Exhibit 10.1 to Form 8-K filed on January 16, 2008.

10.4	Asset Purchase Agreement by and among TheRetirementSolution.com, Inc., RazorData Corp., Razor Data, LLC, Boya Systems, LLC and Rabble, LLC, dated as of January 15, 2008, incorporated by reference to Exhibit 10.2 to Form 8-K filed on January 16, 2008.

10.5	Form of Convertible Promissory Notes issued January 15, 2008, incorporated by reference to Exhibit 10.3 to Form 8-K filed on January 16, 2008.

10.6	Registration Rights Agreement by and among TheRetirementSolution.com, Inc., Romel Enterprises, Inc., Tyvan Enterprises, Inc., Badaco, Inc., LUCASA, LLC and Kays Creek Capital Management, LLC, dated as of January 15, 2008, incorporated by reference to Exhibit 10.4 to Form 8-K filed on January 16, 2008.

10.7	Lock Up Agreement by and among TheRetirementSolution.com, Inc., Romel Enterprises, Inc., Tyvan Enterprises, Inc., Badaco, Inc., LUCASA, LLC, Kays Creek Capital Management, LLC and John E. Robinson, dated as of January 15, 2008, incorporated by reference to Exhibit 10.5 to Form 8-K filed on January 16, 2008.

10.8	Registration Rights Agreement by and among TheRetirementSolution.com, Inc., Romel Enterprises, Inc., Tyvan Enterprises, Inc. and Badaco, Inc., dated as of January 15, 2008, incorporated by reference to Exhibit 10.6 to Form 8-K filed on January 16, 2008.

10.9	Lock Up Agreement by and among TheRetirementSolution.com, Inc., Romel Enterprises, Inc., Tyvan Enterprises, Inc., Badaco, Inc. and Clayton Ross, dated as of January 15, 2008, incorporated by reference to Exhibit 10.7 to Form 8-K filed on January 16, 2008.

10.10	Amended and Restated Employment Agreement, dated June 30, 2008, incorporated by reference to Exhibit 10.1 to Form 8-K filed on July 8, 2008.

10.11	Marketing Agreement, dated July 2, 2008 with Allied Global Ventures, incorporated by reference to Exhibit 10.1 to Form 8-K filed on July 14, 2008

10.12	Amendment to Allied Global Ventures Convertible Note for $ 1Million dated March 31, 2009 with a conversion stop at , 9.9% of issued and outstanding dated June 28th , 2010, incorporated by reference to the 10K filed for the fiscal year ending March 31, 2010.

10.13	Employment Agreement by and between Global Investor Services Inc. and Dr. Joseph J. Louro dated June 7, 2011 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on June 29, 2011)

10.14	Letter Agreement by and between Global Investor Services Inc. and Dr. Joseph J. Louro dated June 29, 2011 (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on June 29, 2011)

10.15	Agreement by and between Global Investor Services, Inc., Wealth Engineering LLC, Wealth Engineering and Development Incorporated, Annette Raynor and Mario Romano dated July 12, 2011 (incorporated by reference to Exhibit 10.15 to the Company’s Form 10-K/A filed on July 19, 2011)

10.16	Settlement Agreement dated August 24, 2012 (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed on August 17, 2011)

10.17	Exchange Agreement, dated September 29, 2011, by and between Global Investor Services, Inc. and Allied Global Ventures, LLC. (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on October 10, 2011)

10.18	Exchange Agreement, dated September 29, 2011, by and between Global Investor Services, Inc. and Allied Global Ventures, LLC. (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on October 10, 2011)

10.19	Employment Agreement by and between Investview, Inc. and John “Randy” MacDonald dated May 15, 2012 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on May 21, 2012)

23.1	Consent of independent registered public accounting firm relating to the S8 Registration on file October 9, 2008 and August 6, 2010.

31.1	Certification of Principal Executive Officer pursuant to 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Investview Inc.

Dated: June 28, 2012	By:	/s/ Joseph J. Louro
Joseph J. Louro
Chief Executive Officer
(Principal Executive Officer)

Dated: June 28, 2012	By:	/s/ John R. MacDonald
John R. MacDonald
Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Joseph J. Louro	Chief Executive Officer and Chairman of the Board	June 28, 2012
Joseph J. Louro	(Principal Executive Officer)

/s/ John R. MacDonald	President and Chief Financial Officer	June 28, 2012
John R. MacDonald	(Principal Financial Officer)

/s/ William C. Kosoff	Director	June 28, 2012
William C. Kosoff

/s/ Nicholas S. Maturo	Director	June 28, 2012
Nicholas S. Maturo

/s/ Louis Sagar	Director	June 28, 2012
Louis Sagar

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2012 AND 2011

FORMING A PART OF ANNUAL REPORT

PURSUANT TO THE SECURITIES EXCHANGE ACT OF 1934

INVESTVIEW, INC.

(Formerly GLOBAL INVESTOR SERVICES, INC.)

Index to Consolidated Financial Statements

Page
Report of Independent Registered Public Accounting Firms	F-2~F-3
Consolidated Balance Sheets As Of March 31, 2012 and 2011	F-4
Consolidated Statements of Operations For The Years Ended March 31, 2012 and 2011	F-5
Consolidated Statements of Deficiency In Stockholders’ Equity For The Two Years Ended March 31, 2012 and 2011	F-6
Consolidated Statements of Cash Flows For The Years Ended March 31, 2012 and 2011	F-9
Notes To Consolidated Financial Statements	F-10~F-40

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors

Investview, Inc.

(Formerly Global Investor Services, Inc.)

Draper, Utah

We have audited the accompanying consolidated balance sheet of Investview Inc. and its wholly owned subsidiaries (formerly Global Investor Services, Inc., the "Company") as of March 31, 2012, and the related consolidated statements of operations, deficiency in stockholders’ equity and cash flows for the year ended March 31, 2012. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, based on our audit, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Investview Inc. and its wholly owned subsidiaries as of March 31, 2012, and the results of their operations and their cash flows for the year ended March 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has incurred significant recurring losses. In addition, as of March 31, 2012 the Company’s current liabilities exceed its current assets. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Fiondella, Milone & LaSaracina LLP

Glastonbury, Connecticut

June 28, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors

Investview, Inc.

(formerly Global Investor Services, Inc.)

We have audited the accompanying consolidated balance sheet of Investview, Inc. and subsidiaries (formerly Global Investor Services, Inc., the “Company”) as of March 31, 2011 and the related consolidated statements of operations, deficiency in stockholders’ equity, and cash flows for the year ended March 31, 2011. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of March 31, 2011, and the results of its operations and its cash flows for the year ended March 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

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

New York, New York
July 14, 2011

INVESTVIEW, INC.

(formerly known as Global Investor Services, Inc.)

CONSOLIDATED BALANCE SHEETS

MARCH 31, 2012 AND 2011

	2012	2011
ASSETS
Current assets:
Cash and cash equivalents	$179,921	$124,031
Deferred costs	46,781	48,631
Employee advances	—	6,400
Prepaid expenses	82,516	512,759
Other current assets	580	1,019
Total current assets	309,798	692,840

Property, plant and equipment, net of accumulated depreciation of $2,576,307 and $2,365,265 as of March 31, 2012 and 2011, respectively	371,472	582,514

Other assets:
Deposits	—	22,850
Capitalized financing costs, net	—	237,019

Total assets	$681,270	$1,535,223

LIABILITIES AND DEFICIENCY IN STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$733,904	$1,093,713
Deferred revenue	222,133	261,260
Marketing advances	—	595,700
Due to related party	105,975	71,739
Convertible notes payable, current portion	—	929,518
Notes payable, current portion	200,000	215,000
Total current liabilities	1,262,012	3,166,930

Long term debt:
Warrant liability	9,862	139,109
Reset derivative liability	—	50,957
Notes payable, long term portion	445,156	351,849
Convertible notes payable, long term portion	386,816	1,229,686
Convertible notes payable, long term portion-related party	178,654	1,239,000
Total long term debt	1,020,488	3,010,601

Total liabilities	2,282,500	6,177,531

Commitments and contingencies

DEFICIENCY IN STOCKHOLDERS' EQUITY
Preferred stock, par value: $0.001; 10,000,000 shares authorized, None issued and outstanding as of March 31, 2012 and 2011	—	—
Common stock, par value $0.001; 7,500,000 and 3,500,000 shares authorized at March 31, 2012 and 2011, respectively; 4,507,686 and 3,260,948 issued and 4,506,386 and 2,660,948 shares outstanding as of March 31, 2012 and 2011, respectively	4,508	3,261
Additional paid in capital	74,270,592	60,465,696
Warrant subscription receivable	—	(62,917)
Common shares to be issued	—	1,710,000
Treasury stock, 1,300 shares	(8,589)	—
Accumulated deficit	(75,867,741)	(66,758,348)
Total deficiency in stockholders' equity	(1,601,230)	(4,642,308)

Total liabilities and deficiency in stockholders' equity	$681,270	$1,535,223

The accompanying notes are an integral part of these consolidated financial statements

INVESTVIEW, INC.

(formerly known as Global Investor Services, Inc.)

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended March 31,
	2012	2011
Revenue, net:	$2,177,192	$2,012,017

Operating costs and expenses:
Cost of sales and service	710,980	704,200
Selling, general and administrative	6,110,908	5,561,992
Depreciation and amortization	210,869	785,362
Total operating costs and expenses	7,032,757	7,051,554

Net loss from operations	(4,855,565)	(5,039,537)

Other income (expense):
Gain (loss) on change in fair value of warrant and derivative liabilities	47,516	(462,562)
Loss on settlement of debt, net	(1,913,584)	(1,028,248)
Interest, net	(2,387,597)	(3,443,715)
Other	(163)	(214)

Net loss before provision for income taxes	(9,109,393)	(9,974,276)

Income taxes (benefit)	—	—

NET LOSS	$(9,109,393)	$(9,974,276)

Loss per common share-basic and fully diluted	$(2.51)	$(4.55)

Weighted average number of common shares outstanding-basic and fully diluted	3,633,547	2,193,770

The accompanying notes are an integral part of these consolidated financial statements

 INVESTVIEW, INC.

(formerly known as Global Investor Services, Inc.)

CONSOLIDATED STATEMENTS OF DEFICIENCY IN STOCKHOLDERS' EQUITY

FROM APRIL 1, 2010 THROUGH MARCH 31, 2012

				Additional	Common shares		Warrant
	Stock	Common stock		Paid in	To be issued		Subscription	Treasury	Accumulated
	Subscription	Shares	Amount	Capital	Shares	Amount	Receivable	Stock	Deficit	Total
Balance, April 1, 2010	$500,000	1,739,837	$1,740	$46,818,712	70,000	$3,500,000	$—	$—	$(56,784,072)	$(5,963,620)
Common stock issued in April 2010 in exchange for convertible debt	—	5,000	5	29,995	—	—	—	—	—	30,000
Common stock issued in June 2010 in exchange for convertible debt and related accrued interest	—	137,634	138	880,914	—	—	—	—	—	881,052
Common stock issued in June 2010 connection acquisition of ITT and Razor	—	40,000	40	1,999,960	(40,000)	(2,000,000)	—	—	—	—
Common stock issued in June 2010 in exchange for services rendered	—	10,000	10	157,490	—	—	—	—	—	157,500
Common stock issued in June 2010 for deferred compensation	—	10,250	10	51,490	—	—	—	—	—	51,500
Common stock issued July 2010 in exchange for convertible debt	—	19,231	19	249,981	—	—	—	—	—	250,000
Common stock issued in August 2010 in exchange for services rendered	—	25,000	25	257,975	—	—	—	—	—	258,000
Common stock issued in September 2010 with Cougar Agreement	—	600,000	600	(600)	—	—	—	—	—	—
Common stock issued in September 2010 in exchange for services rendered	—	15,667	16	126,584	17,000	153,000	—	—	—	279,600
Common stock issued in September 2010 in exchange for convertible debt and related accrued interest	—	170,640	171	920,538	204,481	2,171,257	—	—	—	3,091,966
Common stock issued in September 2010 in connection with warrant exercise	—	23,917	24	242,477	31,875	318,750	(236,458)	—	—	324,793
Common stock issued in December 2010 in connection with warrant exercise	—	1,833	2	14,998	—	—	—	—	—	15,000
Stock subscription converted to convertible debt	(500,000)	—	—	—	—	—	—	—	—	(500,000)
Beneficial conversion feature on convertible debt	—	—	—	1,674,584	—	—	—	—	—	1,674,584
Initial fair value of reset warrants previously classified outside equity	—	—	—	513,188	—	—	—	—	—	513,188
Initial fair value of beneficial conversion features previously classified outside equity	—	—	—	1,262,046	—	—	—	—	—	1,262,046
Fair value of options issued to employees	—	—	—	161,735	—	—	—	—	—	161,735
Subtotal	$—	2,799,007	$2,800	$55,362,067	283,356	$4,143,007	$(236,458)	$—	$(56,784,072)	$2,487,343

INVESTVIEW, INC.

(formerly known as Global Investor Services, Inc.)

CONSOLIDATED STATEMENTS OF DEFICIENCY IN STOCKHOLDERS’ EQUITY

FROM APRIL 1, 2010 THROUGH MARCH 31, 2012

				Additional	Common shares		Warrant
	Stock	Common stock		Paid in	To be issued		Subscription	Treasury	Accumulated
	Subscription	Shares	Amount	Capital	Shares	Amount	Receivable	Stock	Deficit	Total
Balance forward	—	2,799,007	$2,800	$55,362,067	$283,356	$4,143,007	$(236,458)	$—	$(56,784,072)	$2,487,344
Proceeds received from warrant exercises	—	—	—	—	—	—	153,541	—	—	153,541
Common stock issued in settlement of subscription	—	253,356	253	2,642,754	(253,356)	(2,643,007)	—	—	—	—
Common stock issued in October 2010 in exchange for services rendered	—	2,135	2	29,888	—	—	—	—	—	29,890
Common stock issued in November 2010 in exchange for services rendered	—	39,000	39	428,961	—	—	—	—	—	429,000
Common stock issued in December 2010 in exchange for services rendered	—	67,497	67	673,683	—	—	—	—	—	673,750
Common stock issued in December 2010 in exchange for convertible debt and related accrued interest	—	10,483	10	122,533	—	—	—	—	—	122,543
Common stock issued in February 2011 in exchange for services rendered	—	5,500	6	41,794	—	—	—	—	—	41,800
Common stock issued in March 2011 in exchange for deferred compensation	—	33,000	33	237,967	—	—	—	—	—	238,000
Common stock issued in March 2011 in exchange for services rendered	—	2,000	2	11,998	—	—	—	—	—	12,000
Common stock issued in exchange for convertible debt and related interest	—	48,970	49	527,301	—	—	—	—		527,350
Proceeds received from warrant exercises	—	—	—	—	—	—	20,000	—	—	20,000
Common stock to be issued for services rendered	—	—	—	—	30,000	210,000	—	—	—	210,000
Contributed capital by shareholders	—	—	—	386,750	—	—	—	—	—	386,750
Net loss	—	—	—	—	—	—	—	—	(9,974,276)	(9,974,276)
Balance, March 31, 2011	$—	3,260,948	$3,261	$60,465,696	60,000	$1,710,000	$(62,917)	$—	$(66,758,348)	$(4,642,308)

INVESTVIEW, INC.

(formerly known as Global Investor Services, Inc.)

CONSOLIDATED STATEMENTS OF DEFICIENCY IN STOCKHOLDERS’ EQUITY

FROM APRIL 1, 2010 THROUGH MARCH 31, 2012

				Additional	Common shares		Warrant
	Stock	Common stock		Paid in	To be issued		Subscription	Treasury	Accumulated
	Subscription	Shares	Amount	Capital	Shares	Amount	Receivable	Stock	Deficit	Total
Balance, March 31, 2011	$—	3,260,948	$3,261	$60,465,696	60,000	$1,710,000	$(62,917)	$—	$(66,758,348)	$(4,642,308)
Common stock issued for services rendered and to be rendered	—	537,514	538	2,571,565	(30,000)	(210,000)	—		—	2,362,103
Common stock issued in settlement of related party advances, notes payable and convertible debt and related accrued interest and warrants	—	1,272,114	1,272	8,064,139	—	—	—		—	8,065,411
Common stock issued in settlement of accounts payable and accrued expenses	—	6,800	7	35,957	—	—	—		—	35,964
Common stock issued in connection acquisition of ITT and Razor	—	30,000	30	1,499,970	(30,000)	(1,500,000)	—		—	—
Cancellation of shares issued in connection with Cougar Agreement	—	(600,000)	(600)	600	—	—	—	—	—	—
Rounding shares due to reverse split	—	310	—	—	—	—	—	—	—	—
Initial fair value of beneficial conversion features relating to convertible notes	—	—	—	1,497,583	—	—	—	—	—	1,497,583
Fair value of options issued to employees	—	—	—	107,896	—	—	—	—	—	107,896
Write off uncollected warrant subscription	—	—	—	(62,917)	—	—	62,917	—	—	—
Warrant liability reclassified to equity	—	—	—	90,103	—	—	—	—	—	90,103
Acquisition of treasury stock	—	—	—	—	—	—	—	(8,589)	—	(8,589)
Net loss	—	—	—	—	—	—	—	—	(9,109,393)	(9,109,393)
Balance, March 31, 2012	$—	4,507,686	$4,508	$74,270,592	—	$—	$—	$(8,589)	$(75,867,741)	$(1,601,230)

The accompanying notes are an integral part of these consolidated financial statements

INVESTVIEW INC.

(formerly known as Global Investor Services, Inc.)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended March 31,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(9,109,393)	$(9,974,276)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	210,869	785,362
Common stock issued for services rendered	2,039,328	1,189,400
Common stock issued in settlement of interest	—	548,671
Amortization of debt discount relating to convertible notes payable	2,059,141	2,963,543
Fair value of vested options issued for services rendered	107,896	161,735
Change in fair value of warrant and derivative liabilities	(47,516)	462,562
Amortization of financing costs	352,019	9,481
Loss on settlement of debt and warrants	1,913,584	1,028,248
Accretion of marketing agreement	270,000	—
Amortization of deferred compensation	663,018	706,079
(Increase) decrease in:
Deferred costs	1,850	(33,751)
Other assets	29,689	(1,036)
Increase (decrease) in:
Accounts payable and accrued liabilities	147,851	398,395
Deferred revenue	(39,127)	181,627
Net cash used in operating activities:	(1,400,791)	(1,573,960)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash provided by (used in) investing activities:	—	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Acquisition of treasury shares	(8,589)	—
Proceeds from issuance of convertible debt, net	1,725,000	447,500
Repayments of notes payable	(309,730)	(112,000)
Proceeds from marketing advances, net of repayments	—	782,980
Proceeds from exercise of warrants	—	230,208
Proceeds (repayments) of related party advances, net	50,000	300,475
Net cash provided by financing activities	1,456,681	1,649,163

Net increase in cash and cash equivalents	55,890	75,203
Cash and cash equivalents-beginning of period	124,031	48,828
Cash and cash equivalents-end of period	$179,921	$124,031

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$—	$—
Income taxes	$—	$—
Non cash financing activities:
Common stock issued in settlement of convertible debt and related interest	$6,154,200	$4,902,911
Common stock issued for in settlement of outstanding payables	$27,000	$333,400
Notes payable issued in exchange for warrants	$20,000	$120,000

The accompanying notes are an integral part of these consolidated financial statements

INVESTVIEW, INC.

(formerly known as Global Investor Services, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2012 AND 2011

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A summary of the significant accounting policies applied in the preparation of the accompanying financial statements follows:

Business and Basis of Presentation

Investview, Inc. (the "Company") was incorporated on August 10, 2005 under the laws of the State of Nevada. On September 16, 2006, the Company changed its name to TheRetirementSolution.Com, Inc.,on October 1, 2008 to Global Investor Services, Inc. and on March 27, 2012 to Investview, Inc. The Company currently markets directly and through its marketing partners as well as online, certain investor products and services that provide financial and educational information to its prospective customers and to its subscribers.

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Investment Tools & Training, LLC ("ITT") and Razor Data Corp ("Razor"). All significant inter-company transactions and balances have been eliminated in consolidation.

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

INVESTVIEW, INC.

(formerly known as Global Investor Services, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2012 AND 2011

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

Reclassifications

Certain reclassifications have been made in prior year’s financial statements to conform to classifications used in the current year. More specifically, the Company reclassified long term interest from accounts payable and accrued liabilities to related long term debt on the balance sheet.

Fair Value of Financial Instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of March 31, 2012 and 2011. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash and accounts payable. Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

INVESTVIEW, INC.

(formerly known as Global Investor Services, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2012 AND 2011

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

For the year ended March 31, 2012 and 2011, the Company did not grant stock options to employees. The fair value of vesting options granted in previous years and vested during the year ended March 31, 2012 and 2011 of $107,896 and $161,735, respectively, was recorded as a current period charge to earnings.

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

Advertising Costs

The Company expenses advertising costs as incurred. Advertising expense was $1,113,894 and $1,471,210 for the years ended March 31, 2012 and 2011, respectively.

Research and Development

The Company accounts for research and development costs in accordance with the Accounting Standards Codification subtopic 730-10, Research and Development (“ASC 730-10”). Under ASC 730-10, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and developments costs are expensed when the contracted work has been performed or as milestone results have been achieved. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred. For the years ended March 31, 2012 and 2011, the Company’s expenditures on research and product development were immaterial.

INVESTVIEW, INC.

(formerly known as Global Investor Services, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2012 AND 2011

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

Concentrations of Credit Risk

Financial instruments and related items which potentially subject the Company to concentrations of credit risk consist primarily of cash, cash equivalents and trade receivables. The Company places its cash and temporary cash investments with credit quality institutions. At times, such investments may be in excess of the FDIC insurance limit. The Company periodically reviews its trade receivables in determining its allowance for doubtful accounts. There were no trade receivables as of March 31, 2012 and 2011.

Website Development Costs

The Company recognizes website development costs in accordance with Accounting Standards Codification subtopic 350-50, Website Development Costs ("ASC 350-50”). As such, the Company expenses all costs incurred that relate to the planning and post implementation phases of development of its website. Direct costs incurred in the development phase are capitalized and recognized over the estimated useful life. Costs associated with repair or maintenance for the website were included in cost of net revenues in the current period expenses. During the years ended March 31, 2012 and 2011, the Company did not capitalize any costs associated with the website development.

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

INVESTVIEW, INC.

(formerly known as Global Investor Services, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2012 AND 2011

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

Comprehensive Income (Loss)

The Company follows Accounting Standards Codification subtopic 220-10, Comprehensive Income (“ASC 220-10”). ASC 220-10 establishes standards for the reporting and displaying of comprehensive income and its components. Comprehensive income is defined as the change in equity of a business during a period from transactions and other events and circumstances from non-owners sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. ASC 220-10 requires other comprehensive income (loss) to include foreign currency translation adjustments and unrealized gains and losses on available for sale securities. The Company had no comprehensive income or losses at March 31, 2012 and 2011.

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

INVESTVIEW, INC.

(formerly known as Global Investor Services, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2012 AND 2011

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

2. GOING CONCERN MATTERS

The Company’s consolidated financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred significant recurring losses which have resulted in an accumulated deficit of $75,867,741, and working capital deficiency (total current liabilities in excess of total current assets) of $952,214 at March 31, 2012, and the Company had negative cash flow from operations of $1,400,791 for the year ended March 31, 2012, which raises substantial doubt about the Company’s ability to continue as a going concern.

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

3.  PREPAID EXPENSES

From time to time, the Company issues shares of its common stock for services to be preformed.  The fair value of the common stock is determined at the date of the contract for services recognized as prepaid expense and is amortized ratably over the term of the contract.  As of March 31, 2012 and  2011, prepaid expenses were $82,516 and $512,759, respectively.  During the years ended March 31, 2012 and 2011, the Company charged an aggregate of $663,018 and $706,079, respectively, of amortized prepaid expense to operations.

INVESTVIEW, INC.

(formerly known as Global Investor Services, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2012 AND 2011

4. PROPERTY AND EQUIPMENT

The Company’s property and equipment at March 31, 2012 and 2011:

	March 31, 2012	March 31, 2011
Software	$2,920,000	$2,920,000
Computer equipment	4,211	4,211
Office equipment	23,568	23,568
	2,947,779	2,947,779
Less accumulated depreciation	(2,576,307)	(2,365,265)
	$371,472	$582,514

Depreciation expense charged to operations amounted to approximately $211,000 and $653,000, respectively, for the years ended March 31, 2012 and 2011.

5. CAPITALIZED FINANCING COSTS

In connection with the issuance of convertible debt on March 8, 2011 and April 29, 2011 as described below, the Company issued an aggregate of 45,000 shares of its common stock and $61,500 cash for placement services.  The aggregate fair value of the common stock and cash paid of $361,500 is amortized ratably over the term of the convertible note (26 months). On August 26, 2011, the Company issued common stock in settlement of the convertible debt, as such, the Company wrote-off the remaining unamortized financing costs.  During the year ended March 31, 2012, the Company amortized and wrote off $352,019 of financing costs to operations. At March 31, 2012 and 2011, capitalized financing costs amounted $0 and $237,019, respectively.

6. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities consisted of the following at March 31, 2012 and 2011:

	March 31, 2012	March 31, 2011
Accounts payable	$540,014	$802,740
Accrued consulting and commissions payable	14,500	24,093
Accrued interest payable, short term	126,578	208,895
Accrued payroll taxes	7,085	13,012
Accrued salaries and wages	45,727	44,973
	$733,904	$1,093,713

INVESTVIEW, INC.

(formerly known as Global Investor Services, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2012 AND 2011

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

During the year ended March 31, 2011, the Company made repayment of $34,300.  Additionally, the Company accreted and charged $180,000 to operations as of March 31, 2011, and additional $270,000 for year ended March 31, 2012 to a total payable under the Allied marketing agreement including the accumulated accretion of $865,700 prior to the settlement in September 2011 as described below.

On September 29, 2011, the Company issued 216,425 shares of common stock in full settlement of Allied's marketing advances.  In connection with the settlement, the Company recorded a charge of  $259,710 as loss on settlement of debt during the year ended March 31, 2012.

Wealth Engineer LLC

On July 27, 2010, ITT entered into a Marketing Fund Agreement (the “Wealth Agreement”) with Wealth Engineering LLC (“Wealth”) whereby Wealth agreed to invest $100,000 in ITT on a monthly basis. In return for Wealth’s monthly investment, ITT agreed to repay Wealth from the future gross sales revenue derived from ITT’s marketing campaigns in an amount of fifty percent (50%) of the first month’s gross sales and twenty-five percent (25%) of the second and each successive month’s gross sales revenue related to those sales that originated in that particular month and throughout the subscription period. The terms of the Agreement, as agreed to by ITT and Wealth, shall only apply to each month that Wealth funds, in whole or in part, ITT’s media campaign. Moreover, the Agreement is terminable by either ITT or Wealth at any time.  During the year ended March 31, 2011, Wealth funded an aggregate of $630,000 under this agreement.

The Company has made repayments of $226,220 reducing the balance payable under the Marketing Fund Agreement to $403,780 as of March 8, 2011.  On March 8, 2011, the Company issued a convertible note (see Note 9) for $650,000 and 12,500 shares of common stock in settlement of the July 27, 2010 Marketing Fund Agreement.  The Company recorded a loss of settlement of debt of $333,720 as a charge against operations during the year ended March 31, 2011. As of March 31, 2012, the Company had no outstanding marketing advance liabilities.

INVESTVIEW, INC.

(formerly known as Global Investor Services, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2012 AND 2011

8. NOTES PAYABLE

A summary of notes payable at March 31, 2012 and 2011 are as follows:

On January 20, 2009, the Company received $200,000 in exchange for a promissory note payable, due July 20, 2009 with interest due monthly at 20% per annum. The note is secured by common stock of the Company and is personally guaranteed by certain officers of the Company. The note contains certain first right of payment should the Company be successful in raising $500,000 to $1,500,000 in a Private Placement Offering before any payments can be distributed from the escrow. In connection with the issuance of the promissory note payable, the Company issued warrants to purchase its common stock at $0.01 per share for five years. The fair value of the warrants of $101,183, representing debt discount, was fully amortized as of March 31, 2012. This Note is currently in default. Total interest expense related to the note payable to related party amounted $32,000 and $32,000 for the years ended March 31, 2012 and 2011, respectively.

On February 23, 2011, the Company issued a $15,000 unsecured promissory note due March 8, 2011 at 10% per annum payable at maturity in exchange for payment of certain professional fees.  On May 24, 2011, the Company amended the promissory note to a convertible promissory note due July 1, 2011.  The convertible promissory note is convertible at the greater of 50% of the ten day average closing price prior to conversion or $0.02.  On June 23, 2011, the Company issued 4,125 shares of its common stock in settlement of principal and accrued interest under this note. No gain or losses resulted from this settlement.

On March 31, 2011, the Company issued a $227,049 promissory note, subsequently increased to $279,098, due March 31, 2013 at 8% per annum in exchange for accrued fees.

On September 30, 2010, the Company issued an aggregate of $120,000 promissory notes due five years from issuance at 8% per annum payable at maturity in exchange for the cancellation of 15,000 previously issued warrants.  The fair value of the exchanged warrants, approximately equaled the fair value of the issued notes at the date of the exchange.

On September 30, 2011, the Company issued an aggregate of $20,000 promissory notes due September 30, 2014 at 8% per annum payable at maturity in exchange for the return and cancellation of 2,500 reset warrants to purchase the Company's common stock.  In conjunction with the exchange of promissory notes for warrant cancelation, the Company recorded a loss on warrant liability of $5,100.

At March 31, 2012 and 2011, balances consist of the following:

	2012	2011
Note payable to related party, currently in default	$200,000	$200,000
Note payable, due March 8, 2011	-	15,000
Note payable, due March 31, 2013	279,098	227,049
Notes payable, due September 2014	20,000	-
Notes payable, due September 2015	120,000	120,000
Long term accrued interest	26,058	4,800
Total	645,156	566,849
Less: Notes payable, current portion	(200,000)	(215,000)
Notes payable, long term portion	$445,156	$351,849

INVESTVIEW, INC.

(formerly known as Global Investor Services, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2012 AND 2011

9. CONVERTIBLE NOTES

During the year ended March 31, 2012, the Company entered into agreements with certain of its convertible note holders to induce conversion of notes.  The offer to the note holders was a reduction in the conversion price ranging from $6.00 to $20.00 per share to $2.00 to $5.00 per share for the principal and related accrued interest. During the year ended March 31, 2012,  the Company issued an aggregate of 1,003,572 shares of common stock, valued at $6,823,001, in exchange for convertible notes and accrued unpaid interest in an aggregate amount of $5,122,425.  Total loss in connection with the settlement and induced conversion of debt amounted to $1,700,576 for the year ended March 31, 2012. Specific information on each individual note is continued in the following description of Convertible Note #1 to #15, and Convertible Promissory Notes- Related Party.

Convertible Note #1

In May 2007, the Company received $100,000 in exchange for a Convertible Note that originally matured on August 31, 2007. The Note bears an interest rate of 18%. The Company reached a settlement to issue common stock by no later than December 8, 2008 at the average price back 90 days. The shares were not issued at the time.  As part of the aforementioned inducement, on June 30, 2011 the Company issued 27,413 shares of common stock in settlement of the note and accrued interest. In connection with the settlement, the Company recorded a $113,724 loss on settlement in current period operations.

Convertible Note #2

In March 2009, the Company issued a $125,000 Convertible Note that matures in May 2011 in exchange for a Convertible Note previously matured. The Note bears interest at a rate of 10% and can be convertible into 6,250 shares of the Company’s common stock, at a conversion rate of $20.00 per share. Interest will also be converted into common stock at the conversion rate of $20.00 per share. In connection with the issuance of the Convertible Note, the Company issued 2,500 shares of its common stock.

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

As part of the aforementioned inducement, on June 30, 2011, the Company issued 28,854 shares of common stock in settlement of the note and accrued interest. In connection with the settlement, the Company recorded a $116,859 loss on settlement in current period operations.

Convertible Note #3

In March 2009, the Company issued a $150,000 Convertible Note that matures in May 2011 in exchange for a Convertible Note previously matured. The Note bears interest at a rate of 10% and can be convertible into 7,500 shares of the Company’s common stock, at a conversion rate of $20.00 per share. Interest will also be converted into common stock at the conversion rate of $20.00 per share. In connection with the issuance of the Convertible Note, the Company issued 3,000 shares of its common stock.

INVESTVIEW, INC.

(formerly known as Global Investor Services, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2012 AND 2011

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

As part of the aforementioned inducement, on June 30, 2011, the Company issued 34,625 shares of common stock in settlement of the note and accrued interest. In connection with the settlement, the Company recorded a $140,231 loss on settlement in current period operations.

Convertible Note #4

In March 2009, the Company issued a $200,000 Convertible Note that matures in May 2011 in exchange for a Convertible Note previously matured. The Note bears interest at a rate of 10% and can be convertible into 10,000 shares of the Company’s common stock, at a conversion rate of $20.00 per share. Interest will also be converted into common stock at the conversion rate of $20.00 per share. In connection with the issuance of the Convertible Note, the Company issued 4,000 shares of its common stock.

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

As part of the aforementioned inducement, on June 30, 2011, the Company issued 45,834 shares of common stock in settlement of the note and accrued interest. In connection with the settlement, the Company recorded a $185,614 loss on settlement in current period operations.

Convertible Note #5

In March 2009, the Company issued a $25,000 Convertible Note that matures in May 2011 in exchange for a Convertible Note previously matured. The Note bears interest at a rate of 10% and can be convertible into 1,250 shares of the Company’s common stock, at a conversion rate of $20.00 per share. Interest will also be converted into common stock at the conversion rate of $20.00 per share. In connection with the issuance of the Convertible Note, the Company issued 500 shares of its common stock.

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

As part of the aforementioned inducement, on June 30, 2011, the Company issued 5,771 shares of common stock in settlement of the note and accrued interest. In connection with the settlement, the Company recorded a $23,373 loss on settlement in current period operations.

INVESTVIEW, INC.

(formerly known as Global Investor Services, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2012 AND 2011

Convertible Promissory Notes #6

On July 31, 2009, the Company issued $1,029,000 in Convertible Promissory Notes that matures July 31, 2012. The Promissory Notes bears interest at a rate of 8% and can be convertible into 171,500 shares of the Company’s common stock, at a conversion rate of $6.00 per share and are subject to certain dilutive issuance provisions. Interest will also be converted into common stock at the conversion rate of $6.00 per share. In connection with the issuance of the Convertible Promissory Notes, the Company issued 85,750 warrants to purchase the Company’s common stock at $10.00 per share over five years and is subject to certain dilutive issuance provisions.

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

In connection with the issuance of the Convertible Promissory Notes, the Company issued 85,750 warrants with certain reset provisions.  In accordance with ASC 815-40, the Company is required to record the fair value of the warrants outside of equity and mark to market each reporting period. The fair value of the warrants at the date of issuance, determined using the Black Scholes Option Pricing Method, was charged as an allocated debt discount.  The fair value was determined based on the following assumptions:

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

During the year ended March 31, 2011, the Company issued an aggregate of 129,577 shares of its common stock in settlement of $712,000 of the convertible notes and accrued interest, and 15,000 of previously issued warrants. The Company also entered into a separate agreement to settle $240,000 of this note, under which the $240,000 became part of Convertible Note #8 as described below and was settled in full as of December 31, 2011.

During the year ended March 31, 2012, the Company issued an aggregate of 8,750 shares of common stock in settlement of $30,000 of the convertible notes; a $21,000 convertible note (without reset) maturing July 31, 2013 (see below) in exchange for $21,000 of convertible notes and a demand receivable for $26,000 in exchange for $26,000 of the convertible notes.  In conjunction with these settlements, the Company recorded a net gain on settlement of debt of $15,082.  As of March 31, 2012, all July 31, 2009 issued convertible notes have been settled.

For the year ended March 31, 2012 and 2011, the Company amortized and wrote off debt discount of $34,214 and $765,702, respectively, to operations as interest expense.

INVESTVIEW, INC.

(formerly known as Global Investor Services, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2012 AND 2011

Convertible Note #7

On March 31, 2010, the Company issued a $182,085 Convertible Note that matures in May 2013 in exchange for a Convertible Note previously matured. The Note bears interest at a rate of 8% and can be convertible into 18,209 shares of the Company’s common stock, at a conversion rate of $10.00 per share. Interest will also be converted into common stock at the conversion rate of $10.00 per share.

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

During the year ended March 31, 2011, the Company issued 5,000 shares of common stock in settlement of $30,000 in Convertible Promissory Notes, accrued unpaid interest, and other fees.

During the years ended March 31, 2012 and 2011, the Company amortized and wrote off $7,516 and $10,480, respectively, to current period operations as interest expense.

On March 28, 2012, the Company issued 65,000 shares of common stock in settlement of the note and accrued interest. In connection with the settlement, the Company recorded a $140,860 loss on settlement in current period operations.

Convertible Notes # 8

On September 30, 2010, the Company entered into an agreement with a note holder to issue an aggregate of 137,233 shares of its common stock and a convertible promissory note in the amount of $1,826,667 in exchange for and cancellation of previously issued notes, accrued unpaid interest, and  an aggregate of 65,833 previously granted warrants.  The Convertible Promissory note bears  8% interest per annum, matures September 30, 2015, and are convertible into the Company's common stock at any time at the holder’s option, into common stock at the conversion rate of $6.00 per share. Interest will also be converted into common stock at the conversion rate of $6.00 per share.

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

On September 29, 2011, the Company issued 493,200 shares of common stock in settlement of the note and accrued interest. In connection with the settlement, the Company recorded a $854,880 loss on settlement in current period operations.

During the year ended March 31, 2012, the Company amortized and wrote off $822,300 to current period operations as interest expense.

INVESTVIEW, INC.

(formerly known as Global Investor Services, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2012 AND 2011

Convertible Notes # 9

On March 8, 2011, the Company entered into an Investment Agreement with several investors (the “Investors”) whereby the Investors provided the Company with an aggregate of $365,000 (the “Funding”) to be used for marketing purposes.

The Company was required to make payments to the Investors equal to a percentage of net revenue that varies between 20% to 50% of the Company’s net revenue generated from its marketing program commencing on the 61st day following closing continuing every 30 days through the 26 month following the closing.

In the event that the Company had not made payments equal to 50% of the funding as of the 91st day after the closing (the “Shortfall”), then the Investor, at its sole option, may convert the Shortfall into shares of common stock of the Company by dividing the shortfall by the conversion price. The conversion price shall be determined by multiplying .50 by the closing bid price on the 91st day following the closing, subject to a conversion floor of $4.00 per share. The conversion option shall expire upon the earlier of the Company paying the shortfall in full or the 301st day following the closing.

In the event that the Company has not made payments equal to 100% of the funding as of the 181st day after the closing (the “Second Shortfall”), then the Investor, at its sole option, may convert the Second Shortfall into shares of common stock of the Company by dividing the Second Shortfall by the conversion price (the “Second Conversion Option”). The conversion price shall be determined by multiplying .50 by the closing bid price on the 181st day following the closing, subject to a conversion floor of $4.00 per share. The second conversion option shall expire upon the earlier of the Company paying the Second Shortfall in full or the 301st day following the Closing.

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

During the year ended March 31, 2012, the Company paid $107,229 towards the principal of the notes.

On August 24, 2011, the Company issued an aggregate of 101,530 shares of common stock in settlement of the outstanding note and related accrued interest.   In connection with the settlement, the Company recorded a net loss on settlement of debt of $181,151.

During the year ended March 31, 2012, the Company amortized and wrote off $265,800 of debt discount to current period operations as interest expense.

Convertible Notes # 10

On March 8, 2011, the Company issued a convertible note for $650,000 and 12,500 shares of common stock in settlement of the July 27, 2010 Marketing Fund Agreement (See Note 7 above).  The note requires weekly payments of $12,500 commencing on April 1, 2011 through April 30, 2012.

In the event that the Company has not made payments for a total of $150,000 in a three month period, the noteholder may elect to convert the unpaid balance into shares of the Company's common stock. The conversion price shall be determined by multiplying .50 by the closing bid price on the 181st day following the closing, subject to a conversion floor of $4.00 per share.

INVESTVIEW, INC.

(formerly known as Global Investor Services, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2012 AND 2011

In connection with the issuance of the Convertible Note, the Company issued 12,500 shares of its common stock.

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

On July 22, 2011 the Company paid $150,000 and then on August 2, 2011, the Company issued 87,500 shares of common stock in settlement of the note and accrued interest. In connection with the settlement, the Company recorded a $131,625 gain on settlement of debt.

For the year ended March 31, 2012, the Company amortized and wrote off $460,740 of debt discount to current period operations as interest expense.

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

In the event that the Company has not made payments equal to 50% of the funding as of the 91st day after the closing (the “Shortfall”), then the Investor, at its sole option, may convert the Shortfall into shares of common stock of the Company by dividing the shortfall by the conversion price. The conversion price shall be determined by multiplying .50 by the closing bid price on the 91st day following the closing, subject to a conversion floor of $4.00 per share. The conversion option shall expire upon the earlier of the Company paying the shortfall in full or the 301st day following the closing.

In the event that the Company has not made payments equal to 100% of the funding as of the 181st day after the closing (the “Second Shortfall”), then the Investor, at its sole option, may convert the Second Shortfall into shares of common stock of the Company by dividing the Second Shortfall by the conversion price (the “Second Conversion Option”). The conversion price shall be determined by multiplying .50 by the closing bid price on the 181st day following the closing, subject to a conversion floor of $4.00 per share. The second conversion option shall expire upon the earlier of the Company paying the Second Shortfall in full or the 301st day following the Closing.

In accordance with ASC 470-20, the Company recognized an imbedded beneficial conversion feature present in the Convertible Note. The Company allocated a portion of the proceeds equal to the intrinsic value of that feature to additional paid-in capital and a discount against the Convertible Note.

INVESTVIEW, INC.

(formerly known as Global Investor Services, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2012 AND 2011

The total debt discount attributed to the beneficial conversion feature and common stock issued in the amount of $145,833 is charged operations ratably over the note term as interest expense.

On August 24, 2011, the Company issued an aggregate of 98,470 shares of common stock in settlement of the outstanding note and related accrued interest.   In connection with the settlement, the Company recorded a net loss on settlement of debt of $175,690.

During the year ended March 31, 2012, the Company amortized and wrote off $145,833 to current period operations as interest expense.

Convertible Notes # 12

On June 30, 2011, the Company issued $1,200,000 in Convertible Promissory Notes ($300,000 related party, officers of the Company) that matures June 30, 2014. The Promissory Notes bears interest at a rate of 8% and can be convertible into 300,000 shares of the Company’s common stock, at a conversion rate of $4.00 per share. Interest will also be converted into common stock at the conversion rate of $4.00 per share. In connection with the issuance of the Convertible Promissory Notes, the Company issued 150,000 warrants to purchase the Company’s common stock at $6.00 per share over five years (see Note 17).

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

In connection with the issuance of the promissory notes, the Company issued detachable warrants granting the holder the right to acquire an aggregate of 150,000 shares of the Company’s common stock at $6.00 per share. The warrants expire five years from the issuance. In accordance with ASC 470-20, the Company recognized the value attributable to the warrants in the amount of $464,666 to additional paid in capital and a discount against the note. The Company valued the warrants in accordance with ASC 470-20 using the Black-Scholes pricing model and the following assumptions: contractual terms of 5 years, an average risk free interest rate of 1.76%, a dividend yield of 0%, and volatility of 166.12%. The debt discount attributed to the value of the warrants issued is amortized over the note’s maturity period (three years) as interest expense.

The Company allocated proceeds based on the relative fair values of the conversion provisions of the debt and warrants, measured at an aggregate of $1,200,000, to the warrant and debt conversion provision liabilities and a discount to Convertible Promissory Notes.

For the year ended March 31, 2012, the Company amortized $293,887 of debt discount to current period operations as interest expense.

INVESTVIEW, INC.

(formerly known as Global Investor Services, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2012 AND 2011

Convertible Note # 13

As described in Convertible Note #6 above, the Company issued a $21,000 convertible promissory note that matures on July 31, 2013 in exchange for a previously issued convertible promissory note.  The note bears interest at a rate of 8% per annum due at maturity and can be convertible into 5,250 shares of the Company’s common stock, at a conversion rate of $4.00 per share. Interest will also be converted into common stock at the conversion rate of $4.00 per share.

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

For the year ended March 31, 2012, the Company amortized $1,741 of debt discount to current period operations as interest expense.

Convertible Notes # 14

During the month of December 2011, the Company issued an aggregate of $200,000 in Convertible Promissory Notes ($100,000 related party, officers of the Company) that matures December 2014. The Promissory Notes bear interest at a rate of 8% and can be convertible into 50,000 shares of the Company’s common stock, at a conversion rate of $4.00 per share. Interest will also be converted into common stock at the conversion rate of $4.00 per share. In connection with the issuance of the Convertible Promissory Notes, the Company issued 25,000 warrants to purchase the Company’s common stock at $6.00 per share over five years (see Note 17).

The Company did not record an embedded beneficial conversion feature in the note since the fair value of the common stock did not exceed the conversion rate at the date of issuance.

In connection with the issuance of the promissory notes, the Company issued detachable warrants granting the holder the right to acquire an aggregate of 25,000 shares of the Company’s common stock at $6.00 per share. The warrants expire five years from the issuance. In accordance with ASC 470-20, the Company recognized the value attributable to the warrants in the amount of $37,201 to additional paid in capital and a discount against the note. The Company valued the warrants in accordance with ASC 470-20 using the Black-Scholes pricing model and the following assumptions: contractual terms of 5 years, an average risk free interest rate of 0.88% to 0.91%, a dividend yield of 0%, and volatility of 173.57% to 173.81%. The debt discount attributed to the value of the warrants issued is amortized over the note’s maturity period (three years) as interest expense.

For the year ended March 31, 2012, the Company amortized $3,174 of debt discount to current period operations as interest expense.

Convertible Notes # 15

On March 5, 2012, the Company issued  a $100,000 in Convertible Promissory Note that matures June 30, 2014. The Promissory Note bears interest at a rate of 8% and can be convertible into 25,000 shares of the Company’s common stock, at a conversion rate of $4.00 per share. Interest will also be converted into common stock at the conversion rate of $4.00 per share. In connection with the issuance of the Convertible Promissory Notes, the Company issued 12,500 warrants to purchase the Company’s common stock at $6.00 per share over five years (see Note 17).

INVESTVIEW, INC.

(formerly known as Global Investor Services, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2012 AND 2011

In accordance ASC 470-20, the Company recognized an embedded beneficial conversion feature present in the note. The Company allocated a portion of the proceeds equal to the intrinsic value of that feature to additional paid-in capital. The Company recognized and measured an aggregate of $62,113 of the proceeds, which is equal to the intrinsic value of the embedded beneficial conversion feature, to additional paid-in capital and a discount against the note. The debt discount attributed to the beneficial conversion feature is amortized over the note’s maturity period (three years) as interest expense.

In connection with the issuance of the promissory notes, the Company issued detachable warrants granting the holder the right to acquire an aggregate of 12,500 shares of the Company’s common stock at $6.00 per share. The warrants expire five years from the issuance. In accordance with ASC 470-20, the Company recognized the value attributable to the warrants in the amount of $37,887 to additional paid in capital and a discount against the note. The Company valued the warrants in accordance with ASC 470-20 using the Black-Scholes pricing model and the following assumptions: contractual terms of 5 years, an average risk free interest rate of 0.87%, a dividend yield of 0%, and volatility of 370.41%. The debt discount attributed to the value of the warrants issued is amortized over the note’s maturity period (three years) as interest expense.

The Company allocated proceeds based on the relative fair values of the conversion provisions of the debt and warrants, measured at an aggregate of $100,000, to the warrant and debt conversion provision liabilities and a discount to Convertible Promissory Notes.

For the year ended March 31, 2012, the Company amortized $3,070 of debt discount to current period operations as interest expense.

Convertible Promissory Notes (related party)

In conjunction with the acquisitions of ITT and Razor, the Company issued $5,000,000 in convertible promissory notes that matures on April 15, 2009. The Notes bears interest at a rate of 6% and are convertible into 100,000 shares of the Company’s common stock, at a conversion rate of $20.00 per share at any time at the holders’ option. The convertible promissory notes are held by current employees of ITT and Razor.

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

During the year ended March 31, 2009, the Company converted $3,333,334 in related party promissory notes and related interest into 71,500 shares of common stock.  In addition, $333,333 of the outstanding related party notes was forgiven.  The remaining balance ($1,333,333) were converted to modified promissory note(s) due May 15, 2011, bearing an interest rate of 8% per annum which are convertible into 66,667 shares of the Company’s common stock at a rate of $20.00 per share at anytime at the Holder’s option. On September 30, 2010, the note holder agreed to an extension to April 15, 2012, all other terms remaining the same.

During the year ended March 31, 2010, the Company converted $333,333 of the remaining $1,333,333 related party notes and related interest into 18,539 shares of common stock.

On March 31, 2012, the Company converted the remaining $1,000,000 note and related interest into 65,950 shares of common stock. In connection with the settlement, the Company recorded a net gain on settlement of debt of $78,021.

INVESTVIEW, INC.

(formerly known as Global Investor Services, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2012 AND 2011

At March 31, 2012 and 2011, convertible note balances consisted of the following:

	2012	2011
Convertible Note #1	$-	$100,000
Convertible Note #2	-	123,922
Convertible Note #3	-	148,706
Convertible Note #4	-	198,275
Convertible Note #5	-	24,784
Convertible Promissory Notes #6	-	42,786
Convertible Promissory Note #7	-	144,570
Convertible Promissory Notes #8	-	1,004,367
Convertible Promissory Notes #9	-	99,200
Convertible Promissory Note #10	-	189,260
Convertible Promissory Notes #12, net of unamortized discount of $897,810	302,190	-
Convertible Promissory Note #13, net of unamortized discount of $4,559	16,441	-
Convertible Promissory Notes #14, net of unamortized discount of $34,027	165,973	-
Convertible Promissory Note #15, net of unamortized discount of $96,930	3,070	-
Convertible promissory notes, related party	-	1,000,000
Long term interest	77,796	322,334
Total	565,470	3,398,204
Less: convertible notes payable, current portion	-	(929,518)
Less: convertible notes payable, related party, current portion	-	-
Convertible notes payable, long term portion	386,816	1,229,686
Convertible notes payable-related party, net of discount, long term portion	$178,654	$1,239,000

Aggregate maturities of long-term debt as of March 31, 2012 are as follows:

For the twelve months ended March 31,	Amount
2013	$-
2014	17,295
2015	548,175
Total	$565,470

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

The Company recorded a gain on change in fair value of reset derivative liability of $33,685 and a loss of $400,201 for the year ended March 31, 2012 and 2011, respectively.

As of March 31, 2012, the Company settled the remaining Convertible Promissory Notes that contained certain reset provisions realizing a net gain on settlement of debt of $15,082 (Note 9).

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

The Company recorded a gain on change in fair value of warrant liability of $13, 831 for the year ended March 31, 2012 and a loss of $174,547 for the year ended March 31, 2011.

INVESTVIEW, INC.

(formerly known as Global Investor Services, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2012 AND 2011

On September 30, 2011, the Company issued 18,125 warrants without certain reset provisions exercisable at $4.00 per share and promissory notes in aggregate of $20,000 in exchange for the cancellation of the 25,208 warrants with reset provisions.  At the date of the cancellation, the fair value of the warrants of $90,103 was reclassified to equity.

The fair values of the warrants at the date of settlement were determined using the Black Scholes Option Pricing Model with the following assumptions:

Dividend yield:	-0-%
Volatility	172.57%
Risk free rate:	0.42%

At March 31, 2012, the fair value of the remaining 2,500 warrants containing certain reset provisions were determined using the Black Scholes Option Pricing Model with the following assumptions:

Dividend yield:	-0-%
Volatility	369.98%
Risk free rate:	0.33%

12. RELATED PARTY TRANSACTIONS

The Company is periodically advanced noninterest bearing operating funds from related parties and shareholders.  The advances are due on demand and unsecured. At March 31, 2012 and 2011, due to related party was $105,975 and $71,739, respectively.

During the year ended March 31, 2012, an employee and shareholder was issued 10,000 shares of the Company's common stock in settlement of an advance of $40,000. The Company recorded a loss of $12,000 on the settlement of debt.

During the year ended March 31, 2012, Dr. Joseph J Louro, our Chief Executive Officer, advanced $50,000 to the Company for working capital purposes. On June 6, 2011, the Company issued 8,333 shares of common stock in settlement of the loan of $50,000 and accrued interest of $12,500. No gain or losses resulted from this settlement.

As described in Note 9 above, the Company issued an aggregate of $5,000,000 in convertible promissory notes in connection with the acquisition of ITT and Razor during the year ended March 31, 2008.  As of March 31, 2012 and 2011, the outstanding balance was $0 and $1,000,000, respectively. The note holders are current employees of the Company’s consolidated group. During the year ended March 31, 2012 and 2011, the Company charged $80,000 and $80,000, respectively, as interest expense to operations.

As described in Note 9 above, on June 30, 2011, the Company issued a $200,000 convertible promissory note with interest at 8% per annum, due June 30, 2014 to the Company's CEO.  The note is convertible into the Company's common stock at $4.00 per share. In connection with the issuance of the note, the Company issued 25,000 warrants to purchase the Company’s common stock at $4.00 per share over five years.

As described in Note 9 above, on June 30, 2011, the Company issued a $100,000 convertible promissory note with interest at 8% per annum, due June 30, 2014 to the Company's CFO.  The note is convertible into the Company's common stock at $4.00 per share. In connection with the issuance of the note, the Company issued 12,500 warrants to purchase the Company’s common stock at $4.00 per share over five years.

As described in Note 9 above, on December 29, 2011, the Company issued a $100,000 convertible promissory note with interest at 8% per annum, due June 30, 2014 to the Company's CEO.  The note is convertible into the Company's common stock at $4.00 per share. In connection with the issuance of the note, the Company issued 12,500 warrants to purchase the Company’s common stock at $6.00 per share over five years.

INVESTVIEW, INC.

(formerly known as Global Investor Services, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2012 AND 2011

As described in Note 7, the Company was under contract with Allied Global Ventures, LLC during the year ended March 31, 2012 and 2011, a shareholder of the Company, whereby the related party provides funds for marketing and promotional activity in exchange for an allocated part of gross revenue from sales of the related corporation’s products and services. Contained within the contract are a minimum number of subscribers the Company is required to maintain to ensure exclusivity.

On September 29, 2011, the Company issued 216,425 shares of common stock in full settlement of Allied's marketing advances.  In connection with the settlement, the Company recorded a loss of  $259,710 from settlement of debt during the year ended March 31, 2012.

13. CAPITAL STOCK

Common stock

The Company is authorized to issue 7,500,000 and 3,500,000 shares of common stock with par value $.001 per share as of March 31, 2012 and 2011, respectively. As of March 31, 2012 and 2011, the Company had 4,507,686 shares and 3,260,948 shares of common stock issued and 4,506,386 shares and 2,660,948 shares of common stock outstanding.

On April 9, 2012 (subsequent to the date of the financial statements), the Company affected a two hundred-to-one (200 to 1) reverse stock split of its issued and outstanding shares of common stock, $0.001 par value (whereby every two hundred shares of Company’s  common stock will be exchanged for one share of the Company's common stock). All references in the consolidated financial statements and the notes to consolidated financial statements, number of shares, and share amounts have been retroactively restated to reflect the reverse split.

In April 2010, the Company issued 5,000 shares of its common stock in settlement of $30,000 in convertible notes.

In June 2010, the Company issued an aggregate of 137,634 shares of its common stock in settlement of $881,052 in convertible notes and accrued interest.

In June 2010, the Company issued an aggregate of 20,250 shares of its common stock for $157,500 of services rendered and $51,500 for future services as prepaid (deferred) compensation.

In June 2010, the Company issued an aggregate of 40,000 shares of its common stock in connection with the acquisition of ITT LLC and Razor Data Corp. These shares were accounted for as common shares to be issued in prior year-end.

In July 2010, the Company issued 19,231 shares of its common stock in settlement of a $250,000 convertible note.

In August 2010, the Company issued an aggregate of 25,000 shares of its common stock for services at $258,000.

In September 2010, the Company issued an aggregate of 15,667 shares of common stock and accounted for 17,000 shares of common stock to be issued in exchange for an aggregate of $279,600 of services rendered.

INVESTVIEW, INC.

(formerly known as Global Investor Services, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2012 AND 2011

In September 2010, the Company issued an aggregate of 170,640 shares of common stock and accounted for 204,481 shares of common stock to be issued in exchange for settlement of $3,091,966 in convertible notes and accrued interest.

In September 2010, the Company issued an aggregate of 23,917 shares of common stock and accounted for 31,875 shares of common stock to be issued in exchange for exercise of warrants.  The Company received proceeds of $41,333 and recorded warrant subscription receivable of $236,458 and loss from induced warrant exercises in the amount of $278,509.

In September 2010, the Company deposited 600,000 shares of common stock into an escrow account in connection with a Sales Agency Agreement (the “Sales Agreement”) with The Cougar Group (see Note 14). None of the shares have been released from the escrow as of March 31, 2011, therefore the shares were not deemed outstanding and are excluded from the calculation of loss per shares. During the year ended March 31, 2012, the escrow shares were returned and cancelled (see Note 14).

In October 2010, the Company issued an aggregate of 2,135 shares of its common stock for future services as prepaid (deferred) compensation at $29,890. The deferred compensation is amortized over the service period covered pursuant to the service agreement.

In November 2010, the Company issued 39,000 shares of its common stock for services of $429,000.

In December 2010, the Company issued an aggregate of 1,833 shares of its common stock in exchange for exercise of warrants.

In December 2010, the Company issued an aggregate of 67,497 shares of its common stock for services at $12,500 and $661,250 for future services as prepaid (deferred) compensation. The deferred compensation is amortized over the service period covered pursuant to the service agreement.

In December 2010, the Company issued an aggregate of 10,483 shares of its common stock in exchange for settlement of $90,000 in convertible notes and accrued interest.

In February 2011, the Company issued an aggregate of 5,500 shares of its common stock for services of $41,800.

In March 2011, the Company issued an aggregate of 35,000 shares of its common stock for services of $12,000 and $238,000 for future services as prepaid (deferred) compensation. The deferred compensation is amortized over the service period covered pursuant to the services agreement.

In March 2011, the Company issued an aggregate of 36,470 shares of its common stock in exchange for settlement of $200,000 in convertible notes and accrued interest.

In March 2011, the Company issued 12,500 shares of its common stock in connection with the issuance of convertible notes (Note 9).

In April 2011, the Company issued 30,000 shares of common stock, valued at $210,000, in connection services provided with financing activities.  These shares were accounted for as common stock to be issued in prior year-end. In June 2011, the Company issued 15,000 shares of common stock in connection with services provided with financing activities of $90,000.

INVESTVIEW, INC.

(formerly known as Global Investor Services, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2012 AND 2011

In June 2011, the Company issued an aggregate of 22,514 of its common stock in exchange for $127,203 of services rendered and future services as prepaid (deferred) compensation.

In June 2011, the Company issued 100,000 shares of its common stock as a signing bonus valued at $600,000 to the new Chief Executive Officer of the Company.

In June 2011, the Company issued an aggregate of 157,455 shares of its common stock in settlement of related party advances, notes payable and convertible notes and related accrued interest (see Note 8, 9, and 12).

In June 2011, the Company issued an aggregate of 20,000 shares of common stock in connection with the acquisition of ITT LLC and Razor Data Corp.  These shares were accounted for as common stock to be issued in prior year-end.

In June 2011, the Company issued 5,000 shares of its common stock, valued at $27,000, in settlement of $12,500 accounts payable, and charged $14,500 to current operations.

In August 2011, the Company issued an aggregate of 277,500 shares of its common stock in settlement of convertible notes and related accrued interest (see Note 9).

In September 2011, the Company issued an aggregate of 738,375 shares of its common stock in settlement of related party advances and convertible notes and related interest (see Note 7, 8, 9, and 12).

In September 2011, the Company issued an aggregate of 74,500 shares of its common stock in exchange for $387,400 of services rendered future services as prepaid (deferred) compensation.

In November 2011, the Company issued 275,000 shares of its common stock as a bonus valued at $1,100,000, based on quoted market value, to the Chief Executive Officer of the Company.

In December 2011, the Company issued 10,500 shares of its common stock in settlement of legal expenses of $31,500.

In January 2012, the Company issued an aggregate of 10,000 shares of its common stock in exchange for $26,000 in employee bonuses.

In March 2012, the Company issued 1,800 shares of its common stock in settlement of $8,964 of accounts payable.

In March 2012, the Company issued an aggregate of 10,000 shares of common stock in connection with the acquisition of ITT LLC and Razor Data Corp.  These shares were accounted for as common stock to be issued in prior year-end.

In March 2012, the Company issued an aggregate of 98,784 shares of its common stock in settlement of notes payable and related interest (see Note 8 and 9).

INVESTVIEW, INC.

(formerly known as Global Investor Services, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2012 AND 2011

During the year ended March 31, 2012, the Company re-acquired an aggregate of 1,300 shares of its common stock for $8,589 from the open market. The acquired shares are in treasury and the Company has not retired those shares.

14. COMMITMENTS AND CONTINGENCIES

John “Randy” MacDonald Employment Agreement

On May 15, 2012, (subsequent to the financial statements), John “Randy” MacDonald was engaged by the Company to serve as the President and Chief Financial Officer of the Company. In connection with Mr. MacDonald’s appointment as Chief Financial Officer, Mr. Kosoff resigned as Acting Chief Financial Officer. Mr. Kosoff will continue to serve as a director and an employee of the Company. Mr. MacDonald executed an employment agreement with the Company pursuant to which he was appointed as the President and Chief Financial Officer of the Company in consideration of an annual salary of $200,000. The salary will not be paid until the earlier of 90 days from the date of the agreement or upon the CEO of the Company determining that the Company is financially capable in paying the salary. If certain performance metrics are achieved, then the base salary shall be increased to $300,000 during year two. Additionally, Mr. MacDonald will be eligible for annual cash bonuses equal to at least 50% of his salary subject to recommendation of the Compensation Committee or the Board of Directors. As additional compensation, the Company granted Mr. MacDonald an initial award of 250,000 restricted shares of common stock of the Company of which half shall vest on the one year anniversary of the employment agreement and the balance shall vest on a quarterly basis in the fiscal year ending March 31, 2014. In addition to the salary and any bonus, Mr. MacDonald will be entitled to receive health and fringe benefits that are generally available to the Company’s management employees. The term of the agreement is for two years which automatically renews for two year periods unless terminated prior to the 90th day following the expiration of the applicable term.

Joseph Louro Employment Agreement

On June 24, 2011, Dr. Joseph J. Louro was engaged by the Company to serve as the Chief Executive Officer and Chairman of the Company.   Dr. Louro will replace Nicholas S. Maturo who resigned as the Chief Executive Officer.  Mr. Maturo will continue to serve as a director of the Company and will continue in a position with the Company to be determined. Dr. Louro executed an employment agreement with the Company, which was received by the Company on June 24, 2011, pursuant to which he was appointed as the Chief Executive Officer and Chairman of the Company in consideration of an annual salary of $300,000.  Dr. Louro has agreed to forego payment of his salary, and receive a salary of $1.00 per year until such time, in Dr. Louro’s sole discretion, that the Company is able to pay such salary.  If certain performance metrics are achieved, then the base salary shall be increased to $400,000 during year two and $500,000 during year three.  The term of the agreement is for three years which automatically renews for three year periods unless terminated prior to the 90th day following the expiration of the applicable term.  Additionally, Dr. Louro will be eligible for annual cash bonuses equal to at least 50% and up to 100% of his salary subject to recommendation of the Compensation Committee or the Board of Directors.

INVESTVIEW, INC.

(formerly known as Global Investor Services, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2012 AND 2011

Dr. Louro will also be entitled to receive incentive bonuses upon the closing of strategic acquisitions, joint ventures or other strategic transactions and/or relationships which are intended to accrue a significant benefit to the Company, as recommended by the Compensation Committee of the Board of Directors or the Board of Directors.  Dr. Louro will also be entitled to receive a special bonus upon the closing of capital funding events, through either public or private offerings, subject to approval by the Board. In addition to the salary and any bonus, Dr. Louro will be entitled to receive health and fringe benefits that are generally available to the Company’s management employees.  As additional compensation, the Company granted Dr. Louro an initial award of 100,000 restricted shares of common stock of the Company and has agreed to provide an equity bonus not to exceed an aggregate of 275,000 shares for the years ended March 31, 2012, 2013 and 2014 based on certain operational improvements established by the Board.  Dr. Louro will be entitled to receive shares equal to 20% of the operational improvement divided by $6.00.

William C. Kosoff Employment Agreement

On February 6, 2007 the Company entered into an employment agreement (the “Agreement”) with William C. Kosoff, the Company’s Chief Financial Officer for two years.  The Agreement may be extended or earlier terminated pursuant to the terms and conditions of the Agreement and provides for automatic renewals for successive two (2) year terms unless, prior to 90th calendar day preceding the expiration of the then existing term, either Company of Mr. Kosoff provide written notice to the other that it elects not to renew the term. Subsequently the term was renewed as of November 6, 2010 for two more years commencing February 6, 2011 at an annual compensation rate of $150,000. Mr. Kosoff is currently serving as the Company’s Controller.

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

The Company, Cougar and the Law Officers of Stephen M. Fleming PLLC (the “Escrow Agent”) have entered into an Escrow Agreement pursuant to which the TCG Shares were placed in escrow with the Escrow Agent.  Upon payment of the Notes, the Company will direct the TCG Shares in the appropriate amounts.  Further, Cougar and the Company have entered into a Voting Agreement whereby Cougar has appointed Nicholas Maturo and Ryan Smith to vote the TCG Shares as they deem fit at all times while the TCG Shares are held by the Escrow Agent.  Cougar was granted the right to appoint a director to the Company’s Board of Directors.  As of March 31, 2012, Cougar has not met any sales target and no shares have been released from the escrow, therefore were returned and canceled as of March 31, 2012. Neither the note nor the common stock was recorded within the financial statements.

INVESTVIEW, INC.

(formerly known as Global Investor Services, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2012 AND 2011

Operating lease

On January 11, 2012, the Company leased approximately 2,800 sq ft facility located at 12244 S. Business Park Drive, Draper, Utah for a term of 3 years with a base rent of $1,190 per month for the first three months, and $2,088 thereafter plus pro rata operating costs. Minimum lease payments are as follows:

On November 2, 2011 the Company leased approximately 1,500 square feet located at 200 Broad Street, Red Bank, New Jersey for a term of two years with a base rent of $2,300 per month.

Year ending March 31,
2013	$51,762
2014	41,100
2015	20,883
Total	$70,045

Litigation

On July 16, 2009, a petition for judgment was filed with the Civil Court of the City of New York naming the Company as a defendant relating to property leased by the Company from the defendant for recovery of past due rent payments, interest and legal costs.  In December 2010, the Company settled for $134,849 requiring monthly payments of $5,000 until paid.  As of March 31, 2012, the outstanding unpaid balance was $49,848. The Company has accrued their obligations under the lease.

The Company may be subject to legal proceedings and claims which arise in the ordinary course of its business. Although occasional adverse decisions or settlements may occur, the Company believes that the final disposition of such matters should not have a material adverse effect on its financial position, results of operations or liquidity. The Company had no pending legal proceedings or claims other than described above as of March 31, 2012.

15. LOSS PER COMMON SHARE

The following table presents the computation of basic and diluted loss per share for the years ended March 31, 2012 and 2011:

	2012	2011
Net loss available for common shareholders	$(9,109,393)	$(9,974,276)
Loss per share (basic and assuming dilution)	$(2.51)	$(4.55)

Weighted average common shares outstanding
Basic	3,633,547	2,193,770
Fully diluted	4,023,797	2,751,231

Fully-diluted weighted-average common shares outstanding are not utilized in the calculation of loss per common share as the effect would be anti-dilutive, decreasing the reported loss per common share.

INVESTVIEW, INC.

(formerly known as Global Investor Services, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2012 AND 2011

16. INCOME TAXES

The Company has adopted Accounting Standards Codification subtopic 740, Income Taxes which requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statement or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between financial statements and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

The federal and state income tax provision (benefit) for March 31, 2012 and March 31, 2011 consists of the following:

	2012	2011
Current:
Federal	$-	$-
State	-	-
Total current	-	-

Deferred:
Federal	-	-
State	-	-
Total deferred	-	-
Total provision (benefit)	$-	$-

Deferred income taxes represent the tax effect of transactions that are reported in different periods for financial and tax reporting purposes. Temporary differences and carryforwards that give rise to a significant portion of the deferred income tax benefits and liabilities are as follows at March 31, 2012 and March 31, 2011:

	2012	2011
Long-term deferred income tax assets before valuation allowance:
Loss carryforwards	11,513,211	9,820,804
Employee Stock Options	123,289	75,161
Deferred Compensation	1,037,018	718,997
Intangible assets	7,698,616	7,711,535
	20,372,134	18,326,497
Total deferred income tax assets before valuation allowance	20,372,134	18,326,497
Less valuation allowance	(20,137,248)	(17,772,416)
Total deferred income tax assets	234,886	554,081

Long-term deferred income tax liabilities:	$-
Beneficial conversion feature	$(234,886)	$(554,081)
	(234,886)	(554,081)

Total deferred income tax liabilities	(234,886)	(554,081)

Net deferred income tax assets	$-	$-

The Company has provided a valuation allowance against the full amount of the deferred tax assets, since in the opinion of management based upon the earnings history of the Company, it is more likely than not that the benefits will not be realized.

As of March 31, 2012, the Company had approximately $66,000,000 of federal and state loss carryforwards which expire at various dates through fiscal year 2031.

Due to possible changes in the Company's ownership, the future use of its existing net operating losses may be limited. All or portion of the remaining valuation allowance may be reduced in future years based on an assessment of earnings sufficient to fully utilize these potential tax benefits.

A reconciliation of the U.S. federal statutory income tax rate to the Company’s consolidated effective income tax rate is as follows:

	2012	2011

U.S. federal statutory income tax rate	35.0%	35.0%
State taxes, net of federal benefit	9.3	(0.0)
Derivative liability	0.2	(1.6)
Loss on settlement of debt	(6.8)	(3.6)
Non-deductible interest	(0.2)	(9.0)
Stock options	(7.8)	(15.5)
Other	-	(0.6)
Increase in valuation allowance	(29.6)	(4.7)
Effective income tax rate	0.0%	0.0%

The Company complies with the provisions of FASB ASC 740 in accounting for its uncertain tax positions.  ASC 740 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under ASC 740, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely that not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The Company has determined that the Company has no significant uncertain tax positions requiring recognition under ASC 740.

The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. The Company had no accruals for interest and penalties at December 31, 2011 and 2010.

The Company does not expect the amount of unrecognized tax benefits to materially change within the next twelve months.

The Company is required to file income tax returns in the U.S. Federal jurisdiction, in New York State, and in Utah. The Company is no longer subject to income tax examinations by tax authorities for tax years ending before March 31, 2008.

17. STOCK OPTIONS AND WARRANTS

Employee Stock Options

The following table summarizes the changes in employee stock options outstanding and the related prices for the shares of the Company’s common stock issued to employees of the Company under two employee stock option plans. The nonqualified plan adopted in 2007 is for 65,000 shares of which 47,500 have been granted as of March 31, 2012. The qualified plan adopted in October of 2008 authorizing 125,000 shares was approved by a majority of the Shareholders on September 16, 2009. To date 42,500 shares have been granted as of March 31, 2012.

INVESTVIEW, INC.

(formerly known as Global Investor Services, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2012 AND 2011

The following table summarizes the changes in options outstanding and the related prices for the shares of the Company’s common stock issued to employees of the Company at March 31, 2012:

	Options Outstanding			Options Exercisable
			Weighted		Weighted
		Weighted	Average		Average
		Average	Exercise		Exercise
Range of	Number of	Remaining	Price of	Number of	Price of
Exercise	Shares	Contractual	Outstanding	Shares	Exercisable
Prices	Outstanding	Life (Years)	Options	Exercisable	Options
$10.00	35,000	7.51	$10.00	27,500	$10.00
12.00	2,500	4.86	12.00	2,500	12.00
	37,500	7.33	$10.20	30,000	$10.20

Transactions involving stock options issued to employees are summarized as follows:

		Weighted
		Average
	Number of	Exercise
	Shares	Price
Options outstanding at March 31, 2010	82,500	$11.20
Granted	-	-
Exercised	-	-
Canceled	(45,000)	(12.00)
Options outstanding at March 31, 2011	37,500	10.20
Granted	-	-
Exercised	-	-
Canceled	-	-
Options outstanding at March 31, 2012	37,500	$10.20

Stock-based compensation expense in connection with options granted to employees year ended March 31, 2012 and 2011 was $107,896 and $161,735, respectively.

Non-Employee Stock Options

The following table summarizes the changes in options outstanding and the related prices for the shares of the Company’s common stock issued to consultants and non-employees of the Company at March 31, 2012:

	Options Outstanding			Options Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
Exercise	Number	Contractual	Exercise	Number of	Exercise
Prices	Outstanding	Life (Years)	Price	Exercisable	Price
$29.00	2,500	1.20	$29.00	2,500	$29.00
84.00	2,500	4.83	84.00	1,500	84.00
	5,000	3.03	$56.00	4,000	$50.00

INVESTVIEW, INC.

(formerly known as Global Investor Services, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2012 AND 2011

Transactions involving stock options issued to consultants and non-employees are summarized as follows:

		Weighted
		Average
	Number of	Price
	Shares	Per Share
Options outstanding at March 31, 2010	17,346	$46.00
Granted	-
Exercised	-	-
Expired
Options outstanding at March 31, 2011	17,346	46.00
Granted	-	-
Exercised	-	-
Cancelled or expired	(12,346)	(50.00)
Options outstanding at March 31, 2012	5,000	$56.00

Warrants

The following table summarizes the changes in warrants outstanding and the related prices for the shares of the Company’s common stock issued to shareholders at March 31, 2012:

	Warrants Outstanding			Warrants Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
Exercise	Number	Contractual	Exercise	Number	Exercise
Price	Outstanding	Life (Years)	Price	Exercisable	Price
$2.00	10,000	1.81	$2.00	10,000	$2.00
6.00	189,250	4.18	6.00	189,250	6.00
10.00	28,063	0.98	10.00	28,063	10.00
Total	227,313	3.83	$6.40	227,313	$6.40

Transactions involving the Company’s warrant issuance are summarized as follows:

		Average
	Number of	Price
	Shares	Per Share
Warrants outstanding at March 31, 2010	185,944	$14.00
Granted	66,500	10.00
Exercised	(137,458)	(10.00)
Cancelled or expired	(70,507)	(24.00)
Warrants outstanding at March 31, 2011	44,479	8.20
Granted	208,042	6.00
Exercised	-	-
Cancelled or expired	(25,208)	(10.00)
Warrants outstanding at March 31, 2012	227,313	$6.40

INVESTVIEW, INC.

(formerly known as Global Investor Services, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2012 AND 2011

During the year ended March 31, 2011, the Company issued an aggregate of 56,625 shares of its common stock in exchange for warrants exercised at $5.00 per share. These warrants had original exercise price of $10.00 per share, the Company recorded loss in connection with the induced exercise of warrants in the amount of $283,509. In addition, the Company issued convertible notes in exchange for the cancellation of 80,833 warrants exercisable at $10.00 per share.

During the year ended March 31, 2011, officers and employees surrendered an aggregate of 60,269 previously issued warrants exercisable at $10.00 per share. In addition, an aggregate of 10,238 warrants expired and cancelled.

During the year ended March 31, 2012, an aggregate warrants of 187,500 were issued in connection with the issuance of Convertible Promissory Notes (see Note 9). The warrants are exercisable for five years from the date of issuance at an exercise price of $6.00 per share. The warrants were valued using the Black Sholes option pricing method with the following assumptions: dividend yield $-0-, volatility of 166.12% to 370.41% and risk free rate of 0.87% to 1.76%.

On September 30, 2011, the Company issued 20,542 warrants to purchase the Company's common stock at $6.00 per share and promissory notes in aggregate of $20,000 in exchange for the cancellation of 25,208 warrants with certain reset provisions.  In connection with the exchange, the Company recorded a loss on settlement of warrant liability of $5,100 and reclassified the fair value of the issued warrants of $90,103 from warrant liability to equity.  The warrants were valued using the Black Sholes option pricing method with the following assumptions: dividend yield $-0-, volatility of 172.57% and risk free rate of 0.42%.

18.  FAIR VALUE MEASUREMENT

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

INVESTVIEW, INC.

(formerly known as Global Investor Services, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2012 AND 2011

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

The following table provides a summary of changes in fair value of the Company’s Level 3 financial liabilities as of March 31, 2012:

	Warrant	Convertible
	Derivative	Debt
	Liability	Derivative	Total
Balance, March 31, 2011	$139,109	$50,957	$190,066

Transfers in/out:	(115,416)	(17,272)	(132,688)

Total gains:
Initial fair value of debt derivative at note issuance	-	-	-
Mark-to-market at March 31, 2012:
- Warrants reset provision	(13,831)	-	(13,831)
- Reset provisions relating to debt	-	(33,685)	(33,685)

Balance, March 31, 2012	$9,862	$-	$9,862

Net gain for the period included in earnings relating to the liabilities held at March 31, 2012	$13,831	$33,685	$47,516

 19. SUBSEQUENT EVENTS

On April 9, 2012 the Company changed its name from Global Investor Services, Inc. to Investview, Inc. May 17th, 2012 the new stock symbol changed to “INVU.OB” (or INVU).

On April 9, 2012 the Company affected a reverse stock split of its outstanding and authorized shares of common stock at a ratio of 1 for 200.

Subsequent to the date of the financial statements, the Company issued an aggregate of 43,047 shares of common stock to consultants and employees in exchange for services rendered and/or accrued unpaid payroll.

In May 2012, the Company entered into a 2 year employment contract with John R. MacDonald as President and Chief Financial Officer to serve as the President and Chief Financial Officer of the Company and as a condition of his acceptance of this position the Company granted 250,000 shares of common stock of which 125,000 shares will vest on the one year anniversary of employment and remaining 125,000 shares will vest quarterly in the fiscal year ending March 31, 2014 (see Note 14).

Instilend

On June 22, 2012, InvestView entered into a Letter of Intent (the “LOI”) with Todd Tabacco and Rich L'Insalata to acquire 100% of the equity interests of Instilend Technologies, Inc., a New York corporation. At the time of closing, Instilend intends to be the exclusive worldwide owner of an exclusive royalty free license and distribution agreement for the use of the related Matador platform, website, and client list of a software program known as Stock Locate, together with a non-competition agreement from the licensor (the “Acquired Assets”). Following the closing, Instilend will be a 100% owned subsidiary of the Company. The closing date shall be on or before July 31, 2012 unless extended by mutual consent of the parties.

In exchange for acquiring Instilend, the Company will issue to Instilend's shareholders a number of shares of the Company’s stock equal to $2 million divided by $5.00 or 400,000 shares of the Company’s common stock, issue a convertible promissory note in the principal amount of $500,000 that matures three years from the issuance date and may be converted at $8.00 per share. Investview shall also issue to certain key employees the number of shares of Investview common stock equal to $500,000 divided by $5.00 or 100,000 shares. Todd Tabacco, Rich L’Insalata and Derek Tabacco will each enter in into three year employment agreements providing for an annual base salary of $156,000 per year and will be entitled to cash and stock bonuses as determined by the Board of Directors of the Company. After closing, the Instilend stockholders will be entitled to 10% of the net profits of the Instilend business within 90 days of the end of each of the next three years.

There is no guarantee that the Company will be able to close the acquisition of Instilend at all or in accordance with the above terms. The closing is subject to Board approval of both parties, obtaining an audit for Instilend, standard due diligence and entering a definitive agreement of which there is no guarantee. 50,000 in services rendered to the Company.

Quick & Reilly

On June 27 2012, the Company entered into a non-binding letter of intent (the “LOI”) with First National Boston Corporation (“FNBC”) to acquire Quick & Reilly, Inc. (“Quick & Reilly”), wholly owned subsidiary of FNBC, in consideration of shares of Preferred Stock of the Company as more fully described below. Quick & Reilly holds a perpetual license to use the “Quick & Reilly” brand, which may only be terminated in the event the Company acquires a US banking charter/license enabling the Company to offer banking products in any US jurisdiction. Further, Quick & Reilly holds a limited license to use the name “First National Boston” and “Bank of Boston”

There is no guarantee that the Company will be able to close the acquisition of Quick & Reilly at all or in accordance with the above terms. The closing is subject to Board approval of both parties, obtaining an audit for Quick & Reilly, standard due diligence and entering a definitive agreement of which there is no guarantee.

Dr Louro Employment Agreement

The Company has entered into a employment agreement with Dr. Joseph Louro as a key employee and CEO of the Company. In accordance with Dr. Louro’s employment agreement, Dr. Louro is entitled to receive a bonus upon the closing of acquisitions, joint ventures, and other strategic transactions. In the event the above acquisitions of Instilend or Quick & Reilly are closed, the Company intends to grant Dr. Louro an incentive bonus pursuant to the terms of his employment agreement.

