Form 10-Q
period 2012-06-30
Investview, Inc.
filed 2012-08-13
CIK 862651

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ________________ to _______________

000-27019

(Commission file number)

InvestView, Inc.

(Exact name of registrant as specified in its charter)

Nevada	87-0369205
(State or other jurisdiction	(IRS Employer
of incorporation or organization)	Identification No.)

12244 South Business Park Drive, Suite 240

Draper, Utah 84020

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

As of August 13, 2012, there were 4,550,733 shares of common stock, (of which 1,300 shares are in treasury), par value $.001 per share, outstanding.

INVESTVIEW, INC.

FORM 10-Q

QUARTERLY PERIOD ENDED JUNE 30, 2012

PART I - FINANCIAL INFORMATION

INVESTVIEW, INC.

(formerly known as Global Investor Services, Inc.)

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	March 31,
	2012	2012
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$70,057	$179,921
Deferred costs	50,273	46,781
Prepaid expenses	40,574	82,516
Other current assets	575	580
Total current assets	161,479	309,798

Property, plant and equipment, net of accumulated depreciation of $2,628,140 and $2,576,307 as of June 30, 2012 and March 31, 2012, respectively	319,639	371,472

Total assets	$481,118	$681,270

LIABILITIES AND DEFICIENCY IN STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$1,430,685	$733,904
Deferred revenue	202,755	222,133
Due to related party	105,975	105,975
Notes payable, current portion	200,000	200,000
Total current liabilities	1,939,415	1,262,012

Long term debt:
Warrant liability	13,750	9,862
Notes payable, long term portion	453,538	445,156
Convertible notes payable, long term portion	497,103	386,816
Convertible notes payable, long term portion-related party	213,106	178,654
Total long term debt	1,177,497	1,020,488

Total liabilities	3,116,912	2,282,500

DEFICIENCY IN STOCKHOLDERS' EQUITY
Preferred stock, par value: $0.001; 10,000,000 shares authorized, None issued and outstanding as of June 30, 2012 and March 31, 2012	-	-
Common stock, par value $0.001; 7,500,000 shares authorized; 4,550,733 and 4,507,753 issued and 4,549,433 and 4,506,453 outstanding as of June 30, 2012 and March 31, 2012, respectively	4,551	4,508
Additional paid in capital	74,557,379	74,270,592
Treasury stock, 1,300 shares	(8,589)	(8,589)
Accumulated deficit	(77,189,135)	(75,867,741)
Total (deficiency in) stockholders' equity	(2,110,794)	(1,601,230)

Total liabilities and (deficiency in) stockholders' equity	$481,118	$681,270

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

INVESTVIEW, INC.

(formerly known as Global Investor Services, Inc.)

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

(unaudited)

	Three months ended June 30,
	2012	2011
Revenue, net:	$555,654	$533,162

Operating costs and expenses:
Cost of sales and service	156,087	203,231
Selling, general and administrative	1,465,893	1,705,753
Depreciation and amortization	51,833	52,717
Total operating costs and expenses	1,673,813	1,961,701

Net loss from operations	(1,118,159)	(1,428,539)

Other income (expense):
Gain (loss) on change in fair value of warrant and derivative liabilities	(3,888)	28,190
Loss on settlement of debt	(36,387)	(579,801)
Interest, net	(163,121)	(420,071)
Other	161	(6)

Net loss before provision for income taxes	(1,321,394)	(2,400,227)

Income taxes (benefit)	-	-

NET LOSS	$(1,321,394)	$(2,400,227)

Loss per common share-basic and fully diluted	$(0.29)	$(0.88)

Weighted average number of common shares outstanding-basic and fully diluted	4,523,803	2,716,542

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

INVESTVIEW, INC.

(formerly known as Global Investor Services, Inc.)

CONSOLIDATED STATEMENT OF (DEFICIENCY IN) STOCKHOLDERS' EQUITY

FROM APRIL 1, 2012 THROUGH MARCH 31, 2012

(unaudited)

			Additional
	Common stock		Paid in	Treasury	Accumulated
	Shares	Amount	Capital	Stock	Deficit	Total
Balance, April 1, 2012	4,507,686	$4,508	$74,270,592	$(8,589)	$(75,867,741)	$(1,601,230)
Rounding due to reverse split	67	-	-	-	-	-
Common stock issued in settlement of accounts payable	22,834	23	100,363	-	-	100,386
Common stock issued for services rendered	20,146	20	100,856	-	-	100,876
Fair value of options issued to employees	-	-	26,974	-	-	26,974
Fair value of vesting restricted stock units	-	-	58,594	-	-	58,594
Net loss	-	-	-	-	(1,321,394)	(1,321,394)
Balance, June 30, 2012	4,550,733	4,551	74,557,379	(8,589)	(77,189,135)	(2,635,794)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

INVESTVIEW INC.

(formerly known as Global Investor Services, Inc.)

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(unaudited)

	Three months ended June 30,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,321,394)	$(2,400,227)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	51,833	52,717
Common stock issued for services rendered	100,875	687,827
Amortization of debt discount relating to convertible notes payable	114,319	313,695
Employee stock based compensation	85,568	26,974
Change in fair value of warrant and derivative liabilities	3,888	(28,190)
Amortization of financing costs	-	100,440
Loss on settlement of debt and warrants	36,387	579,801
Accretion of marketing agreement	-	90,000
Amortization of deferred compensation	41,942	244,210
Changes in operating assets and liabilities:
Deferred costs	(3,492)	12,515
Other assets	5	3,396
Accounts payable and accrued liabilities	799,583	100,200
Deferred revenue	(19,378)	(76,141)
Net cash used in operating activities:	(109,864)	(292,783)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash provided by (used in) investing activities:	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Acquisition of treasury shares	-	(6,781)
Proceeds from issuance of convertible debt, net	-	1,425,000
Repayments of notes payable	-	(159,730)
Proceeds (repayments) of related party advances, net	-	50,000
Net cash provided by financing activities	-	1,308,489

Net increase in cash and cash equivalents	(109,864)	1,015,706
Cash and cash equivalents-beginning of period	179,921	124,031
Cash and cash equivalents-end of period	$70,057	$1,139,737

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$-	$-
Income taxes	$-	$-
Non cash financing activities:
Common stock issued in settlement of related party advances, notes payable and convertible debt and related interest	$-	$793,984
Beneficial conversion feature attributable to convertible debentures	$-	$1,354,083
Common stock issued for in settlement of outstanding payables	$100,386	$27,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

INVESTVIEW, INC.

(formerly known as Global Investor Services, Inc.)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2012

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A summary of the significant accounting policies applied in the preparation of the accompanying unaudited condensed consolidated financial statements follows:

Business and Basis of Presentation

InvestView, Inc. (the "Company") was incorporated on August 10, 2005 under the laws of the State of Nevada. On September 16, 2006, the Company changed its name to TheRetirementSolution.Com, Inc. ,on October 1, 2008 to Global Investor Services, Inc. and on March 27, 2012 to InvestView, Inc. The Company currently markets directly and through its marketing partners as well as online, certain investor products and services that provide financial and educational information to its prospective customers and to its subscribers.

The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Investment Tools & Training, LLC ("ITT") and Razor Data Corp ("Razor"). All significant inter-company transactions and balances have been eliminated in consolidation.

Interim Financial Statements

The following (a) condensed consolidated balance sheet as of March 31, 2012, which has been derived from audited financial statements, and (b) the unaudited condensed consolidated interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended June 30, 2012 are not necessarily indicative of results that may be expected for the year ending March 31, 2013. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended March 31, 2012 included in the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission (“SEC”) on June 29, 2012.

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

INVESTVIEW, INC.

(formerly known as Global Investor Services, Inc.)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2012

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

Fair Value of Financial Instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of June 30, 2012 and March 31, 2012. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash and accounts payable. Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

INVESTVIEW, INC.

(formerly known as Global Investor Services, Inc.)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2012

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

For the three months ended June 30, 2012 and 2011, the Company did not grant stock options to employees. The fair value of vesting options granted in previous years and vested during the three months ended June 30, 2012 and 2011 of $26,974 and $26,974, respectively, was recorded as a current period charge to earnings.

In addition, the Company issued a restricted stock units ("RSU") during the three months ended June 30, 2012. The fair value of the vesting RSU of $58,594 was recorded as a current period charge to earnings during the three months ended June 30, 2012.

Net Loss per Share

The Company follows Accounting Standards Codification subtopic 260-10, Earnings Per Share (“ASC 260-10”) specifying the computation, presentation and disclosure requirements of earnings per share information. Basic loss per share has been calculated based upon the weighted average number of common shares outstanding. The Company excluded 415,250 and 867,486 shares of common stock equivalents, that would be resulted from conversion of convertible debt, or exercise of stock options and warrants, from the diluted loss per share because their effect is anti-dilutive on the computation for the three months ended June 30, 2012 and 2011, respectively.

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

INVESTVIEW, INC.

(formerly known as Global Investor Services, Inc.)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2012

2. GOING CONCERN MATTERS

The Company’s unaudited condensed consolidated financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred significant recurring losses which have resulted in an accumulated deficit of $77,189,135, net loss of $1,321,394 and net cash used in operations of $109,864 for the three months ended June 30, 2012 which raises substantial doubt about the Company’s ability to continue as a going concern.

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

3.  PREPAID EXPENSES

From time to time, the Company issues shares of its common stock for services to be performed.  The fair value of the common stock is determined at the date of the contract for services and is amortized ratably over the term of the contract.  As of June 30, 2012 and March 31, 2012, prepaid expenses were $40,574 and $82,516, respectively.  During the three months ended June 30, 2012 and 2011, the Company charged to operations an aggregate of $41,972 and $244,210, respectively.

4. PROPERTY AND EQUIPMENT

The Company’s property and equipment at June 30, 2012 and March 31, 2012:

	June 30, 2012	March 31, 2012
Software	$2,920,000	$2,920,000
Computer equipment	4,211	4,211
Office equipment	23,568	23,568
	2,947,779	2,947,779
Less accumulated depreciation	(2,628,140)	(2,576,307)
	$319,639	$371,472

Depreciation expense charged to operations amounted to approximately $52,000 and $53,000, respectively, for the three months ended June 30, 2012 and 2011.

INVESTVIEW, INC.

(formerly known as Global Investor Services, Inc.)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2012

5. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities consisted of the following at June 30, 2012 and March 31, 2012:

	June 30, 2012	March 31, 2012
Accounts payable	$598,598	$540,014
Accrued consulting and commissions payable	12,000	14,500
Accrued interest payable, short term	136,578	126,578
Accrued payroll taxes	6,638	7,085
Accrued salaries and wages	676,871	45,727
	$1,430,685	$733,904

6. NOTES PAYABLE

A summary of notes payable at June 30, 2012 and March 31, 2012 are as follows:

On January 20, 2009, the Company received $200,000 in exchange for a promissory note, secured by certain Directors of the Company, payable, due July 20, 2009 with interest due monthly at 20% per annum. The note is secured by common stock of the Company and is personally guaranteed by certain officers of the Company. The note contains certain first right of payment should the Company be successful in raising $500,000 to $1,500,000 in a Private Placement Offering before any payments can be distributed from the escrow. In connection with the issuance of the promissory note payable, the Company issued warrants to purchase its common stock at $0.01 per share for five years. The fair value of the warrants of $101,183, representing debt discount, has been fully amortized. This Note is currently in default.

On March 31, 2011, the Company issued a $227,049 unsecured promissory note, subsequently increased to $279,098 during the year ended March 31, 2012, due March 31, 2013 at 8% per annum in exchange for accrued fees.

On September 30, 2010, the Company issued an aggregate of $120,000 in unsecured promissory notes due five years from issuance at 8% per annum payable at maturity in exchange for the cancellation of 15,000 previously issued warrants.  The fair value of the exchanged warrants, approximately equaled the fair value of the issued notes at the date of the exchange.

On September 30, 2011, the Company issued an aggregate of $20,000 in unsecured promissory notes due September 30, 2014 at 8% per annum payable at maturity in exchange for the return and cancellation of 2,500 reset warrants to purchase the Company's common stock.  In conjunction with the exchange of promissory notes for warrant cancelation, the Company recorded a loss on warrant liability of $5,100.

At June 30, 2012 and March 31, 2012, balances consist of the following:

	June 30, 2012	March 31. 2012
Note payable to related party, currently in default	$200,000	$200,000
Note payable, due March 31, 2013	279,098	279,098
Notes payable, due September 2014	20,000	20,000
Notes payable, due September 2015	120,000	120,000
Long term accrued interest	34,440	26,058
Total	653,538	645,156
Less: Notes payable, current portion	(200,000)	(200,000)
Notes payable, long term portion	$453,538	$445,156

INVESTVIEW, INC.

(formerly known as Global Investor Services, Inc.)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2012

7. CONVERTIBLE NOTES

Convertible Notes # 1

On June 30, 2011, the Company issued $1,200,000 in secured Convertible Promissory Notes ($300,000 related party, officers of the Company) that matures June 30, 2014. The Promissory Notes bears interest at a rate of 8% and can be convertible into 300,000 shares of the Company’s common stock, at a conversion rate of $4.00 per share. Interest will also be converted into common stock at the conversion rate of $4.00 per share. In connection with the issuance of the Convertible Promissory Notes, the Company issued 150,000 warrants to purchase the Company’s common stock at $6.00 per share over five years (see Note 17).

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

For the three months ended June 30, 2012, the Company amortized $99,635 of debt discount to current period operations as interest expense.

Convertible Note # 2

The Company issued a $21,000 unsecured convertible promissory note that matures on July 31, 2013 in exchange for a previously issued convertible promissory note.  The note bears interest at a rate of 8% per annum due at maturity and can be convertible into 5,250 shares of the Company’s common stock, at a conversion rate of $4.00 per share. Interest will also be converted into common stock at the conversion rate of $4.00 per share.

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

For the three months ended June 30, 2012, the Company amortized $852 of debt discount to current period operations as interest expense.

INVESTVIEW, INC.

(formerly known as Global Investor Services, Inc.)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2012

Convertible Notes # 3

During the month of December 2011, the Company issued an aggregate of $200,000 in secured Convertible Promissory Notes ($100,000 related party, officers of the Company) that matures December 2014. The Promissory Notes bear interest at a rate of 8% and can be convertible into 50,000 shares of the Company’s common stock, at a conversion rate of $4.00 per share. Interest will also be converted into common stock at the conversion rate of $4.00 per share. In connection with the issuance of the Convertible Promissory Notes, the Company issued 25,000 warrants to purchase the Company’s common stock at $6.00 per share over five years..

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

For the year ended June 30, 2012, the Company amortized $3,089 of debt discount to current period operations as interest expense.

Convertible Notes # 4

On March 5, 2012, the Company issued  a $100,000 in secured Convertible Promissory Note that matures June 30, 2014. The Promissory Note bears interest at a rate of 8% and can be convertible into 25,000 shares of the Company’s common stock, at a conversion rate of $4.00 per share. Interest will also be converted into common stock at the conversion rate of $4.00 per share. In connection with the issuance of the Convertible Promissory Notes, the Company issued 12,500 warrants to purchase the Company’s common stock at $6.00 per share over five years.

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

INVESTVIEW, INC.

(formerly known as Global Investor Services, Inc.)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2012

For the three months ended June 30, 2012, the Company amortized $10,744 of debt discount to current period operations as interest expense.

At June 30, 2012 and March 31, 2012, convertible note balances consisted of the following:

	June 30, 2012	March 31, 2012
Convertible Promissory Notes #1, net of unamortized discount of $798,175 and $897,810, respectively	$401,825	302,190
Convertible Promissory Note #2, net of unamortized discount of $3,707 and $4,559, respectively	17,293	16,441
Convertible Promissory Notes #3, net of unamortized discount of $30,939 and $34,027, respectively	169,061	165,973
Convertible Promissory Note #4, net of unamortized discount of $86,187 and $96,930, respectively	13,813	3,070
Long term interest	108,217	77,796
Total	710,209	565,470
Less: convertible notes payable, current portion	-	-
Less: convertible notes payable, related party, current portion	-	-
Convertible notes payable, long term portion	497,103	386,816
Convertible notes payable-related party, net of discount, long term portion (see Note 9)	$213,106	$178,654

Aggregate maturities of long-term debt as of June 30, 2012 are as follows:

For the twelve months ended June 30,	Amount
2013	$-
2014	200,000
2015	1,321,000
Total	$1,521,000

8. WARRANT DERIVATIVE LIABILITY

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

The Company recorded a loss on change in fair value of warrant liability of $3,888 and a gain of $28,190 for the three months ended June 30, 2012 and 2011, respectively.

At June 30, 2012, the fair value of the 2,500 warrants containing certain reset provisions were determined using the Black Scholes Option Pricing Model with the following assumptions:

Dividend yield:	-0-%
Volatility	634.04%
Risk free rate:	0.33%

INVESTVIEW, INC.

(formerly known as Global Investor Services, Inc.)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2012

9. RELATED PARTY TRANSACTIONS

The Company is periodically advanced noninterest bearing operating funds from related parties and shareholders.  The advances are due on demand and unsecured. At June 30, 2012 and March 31, 2012, due to related party was $105,975.

As described in Note 7 above, on June 30, 2011, the Company issued a $200,000 convertible promissory note with interest at 8% per annum, due June 30, 2014 to the Company's CEO.  The note is convertible into the Company's common stock at $4.00 per share. In connection with the issuance of the note, the Company issued 25,000 warrants to purchase the Company’s common stock at $6.00 per share over five years.

As described in Note 7 above, on June 30, 2011, the Company issued a $100,000 convertible promissory note with interest at 8% per annum, due June 30, 2014 to the Company's CFO.  The note is convertible into the Company's common stock at $4.00 per share. In connection with the issuance of the note, the Company issued 12,500 warrants to purchase the Company’s common stock at $6.00 per share over five years.

As described in Note 7 above, on December 29, 2011, the Company issued a $100,000 convertible promissory note with interest at 8% per annum, due June 30, 2014 to the Company's CEO.  The note is convertible into the Company's common stock at $4.00 per share. In connection with the issuance of the note, the Company issued 12,500 warrants to purchase the Company’s common stock at $6.00 per share over five years.

10. CAPITAL STOCK

Common stock

The Company is authorized to issue 7,500,000 shares of common stock with par value $.001 per share as of June 30, 2012. As of June 30, 2012 and March 31, 2012, the Company had 4,550,733 shares and 4,507,753 shares of common stock issued and 4,549,433 shares and 4,506,453 shares of common stock outstanding.

On April 9, 2012, the Company affected a two hundred-to-one (200 to 1) reverse stock split of its issued and outstanding shares of common stock, $0.001 par value (whereby every two hundred shares of Company’s  common stock will be exchanged for one share of the Company's common stock). All references in the consolidated financial statements and the notes to consolidated financial statements, number of shares, and share amounts have been retroactively restated to reflect the reverse split.

In May 2012, the Company issued an aggregate of 20,145 shares of its common stock in exchange for $100,876 of services rendered.

In May 2012, the Company issued an aggregate of 6,167 shares of its common stock, valued at $37,886 in settlement of $14,000 accounts payable, and charged $23,886 to current operations.

In June 2012, the Company issued 16,667 shares of its common stock, valued at $62,501 in settlement of $50,000 accounts payable, and charged $12,501 to current operations.

11. STOCK OPTIONS AND WARRANTS

Employee Stock Options

The following table summarizes the changes in employee stock options outstanding and the related prices for the shares of the Company’s common stock issued to employees of the Company under two employee stock option plans. The nonqualified plan adopted in 2007 is for 65,000 shares of which 47,500 have been granted as of June 30, 2012. The qualified plan adopted in October of 2008 authorizing 125,000 shares was approved by a majority of the Shareholders on September 16, 2009. To date 42,500 shares have been granted as of June 30, 2012.

INVESTVIEW, INC.

(formerly known as Global Investor Services, Inc.)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2012

The following table summarizes the changes in options outstanding and the related prices for the shares of the Company’s common stock issued to employees of the Company at June 30, 2012:

	Options Outstanding			Options Exercisable
			Weighted		Weighted
		Weighted	Average		Average
		Average	Exercise		Exercise
Range of	Number of	Remaining	Price of	Number of	Price of
Exercise	Shares	Contractual	Outstanding	Shares	Exercisable
Prices	Outstanding	Life (Years)	Options	Exercisable	Options
$10.00	35,000	7.26	$10.00	27,500	$10.00
12.00	2,500	4.61	12.00	2,500	12.00
	37,500	7.08	$10.20	30,000	$10.20

Transactions involving stock options issued to employees are summarized as follows:

Weighted
Average
	Number of	Exercise
	Shares	Price
Options outstanding at March 31, 2011	37,500	$10.20
Granted	-	-
Exercised	-	-
Canceled	-	-
Options outstanding at March 31, 2012	37,500	10.20
Granted	-	-
Exercised	-	-
Canceled	-	-
Options outstanding at June 30, 2012	37,500	$10.20

Stock-based compensation expense in connection with options granted to employees three months ended June 30, 2012 and 2011was $26,974 and $26,974, respectively.

Non-Employee Stock Options

The following table summarizes the changes in options outstanding and the related prices for the shares of the Company’s common stock issued to consultants and non-employees of the Company at June 30, 2012:

	Options Outstanding			Options Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
Exercise	Number	Contractual	Exercise	Number of	Exercise
Prices	Outstanding	Life (Years)	Price	Exercisable	Price
$29.00	2,500	0.95	$29.00	2,500	$29.00
84.00	2,500	4.58	84.00	1,500	84.00
	5,000	2.78	$56.00	4,000	$50.00

INVESTVIEW, INC.

(formerly known as Global Investor Services, Inc.)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2012

Transactions involving stock options issued to consultants and non-employees are summarized as follows:

		Weighted
		Average
	Number of	Price
	Shares	Per Share
Options outstanding at March 31, 2011	17,346	$46.00
Granted	-
Exercised	-	-
Expired	(12,346)	(50.00)
Options outstanding at March 31, 2012	5,000	56.00
Granted	-	-
Exercised	-	-
Cancelled or expired	-	-
Options outstanding at June 30, 2012	5,000	$56.00

Restricted Stock Units ("RSU")

The Company has issued RSUs to certain employees .  RSUs issued to date vest in up to 12 months.

Transactions involving employee RSUs are summarized as follows:

	Number of Shares	Weighted Average Price Per Share

Outstanding at March 31, 2011:	-	$-
Granted	-	-
Exercised	-	-
Canceled or expired	-	-
Outstanding at March 31, 2012:	-	-
Granted	125,000	3.75
Exercised	-	-
Canceled or expired	-	-
Outstanding at June 30, 2012:	125,000	$3.75

During the three months ended June 30, 2012, the Company charged the vesting portion of the RSU's $58,594 to current operations.

Warrants

The following table summarizes the changes in warrants outstanding and the related prices for the shares of the Company’s common stock issued to shareholders at June 30, 2012:

INVESTVIEW, INC.

(formerly known as Global Investor Services, Inc.)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2012

	Warrants Outstanding			Warrants Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
Exercise	Number	Contractual	Exercise	Number	Exercise
Price	Outstanding	Life (Years)	Price	Exercisable	Price
$2.00	10,000	1.56	$2.00	10,000	$2.00
6.00	189,250	3.93	6.00	189,250	6.00
10.00	28,063	0.73	10.00	28,063	10.00
Total	227,313	3.58	$6.40	227,313	$6.40

Transactions involving the Company’s warrant issuance are summarized as follows:

		Average
	Number of	Price
	Shares	Per Share
Warrants outstanding at March 31, 2011	44,479	$8.20
Granted	208,042	6.00
Exercised	-
Cancelled or expired	(25,208)	(10.00)
Warrants outstanding at March 31, 2012	227,313	6.40
Granted	-	-
Exercised	-	-
Cancelled or expired	-	-
Warrants outstanding at June 30, 2012	227,313	$6.40

12.  FAIR VALUE MEASUREMENT

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

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2012

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

The following table provides a summary of changes in fair value of the Company’s Level 3 financial liabilities as of June 30, 2012:

Warrant
Derivative
Liability
Balance, March 31, 2012	$9,862

Transfers in/out:

Total gains:
Initial fair value of debt derivative at note issuance	-
Mark-to-market at June 30, 2012:
- Warrants reset provision	3,888

Balance, June 30, 2012	$13,750

Net loss for the period included in earnings relating to the liabilities held at June 30, 2012	$(3,888)

13. OFFICER COMPENSATION

During the quarter the company recognized $225,000 of accrued salary pursuant to the employment agreement of the chief executive in addition to awarding him a bonus of $300,000 for his successful efforts in performing certain activities approved by the Board of Directors. The bonus was also accrued and recognized during this quarter.

14. SUBSEQUENT EVENTS

Instilend Technologies, Inc.

On June 22, 2012, InvestView entered into a Letter of Intent (the “LOI”) with Todd Tabacco and Rich L'Insalata to acquire 100% of the equity interests of Instilend Technologies, Inc., a New York corporation to be organized ("Instilend" and together with the Company, the “Parties”). As a condition to closing, Instilend must hold the Matador/Lendex platform, website, and client list of a software program known as Stock Locate, together with a non-competition agreement from each affiliate and the prior owner of the asset. Following the closing, Instilend will be a 100% owned subsidiary of the Company.  The closing date is expected to be in the end of the third quarter or beginning of the fourth quarter of 2012 unless extended by mutual consent of the parties.  The closing of this transaction is subject to the execution of a definitive agreement, completion of due diligence and Board approval

Quick & Reilly

On June 27 2012, the Company entered into a non-binding letter of intent (the “LOI”) with First National Boston Corporation (“FNBC”) to acquire Quick & Reilly, Inc. (“Quick & Reilly”), wholly owned subsidiary of FNBC, in consideration of shares of Preferred Stock of the Company. Quick & Reilly holds a perpetual license to use the “Quick & Reilly” brand, which may only be terminated in the event the Company acquires a US banking charter/license enabling the Company to offer banking products in any US jurisdiction. Further, Quick & Reilly holds a limited license to use the name “First National Boston” and “Bank of Boston”. The LOI has expired and the Company is currently in the process of negotiating revised terms with FNBC and Quick & Reilly.

The closing is subject to Board approval of both parties, obtaining an audit for Quick & Reilly, standard due diligence and entering a definitive agreement.

Officer Loan

On August 6th, 2011, the Company’s CEO advanced a loan for working capital to the Company. The Company issued a $102,700 convertible promissory note with interest at 8% per annum, due June 30, 2014 to the Company's CEO.  The note is convertible into the Company's common stock at $4.00 per share. In connection with the issuance of the note, the Company issued 12,838 warrants to purchase the Company’s common stock at $6.00 per share over five years.

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

This Quarterly Report Form 10-Q, including this discussion and analysis by management, contains or incorporates forward-looking statements. All statements other than statements of historical fact made in report are forward looking. In particular, the statements herein regarding industry prospects and future results of operations or financial position are forward-looking statements. These forward-looking statements can be identified by the use of words such as “believes,” “estimates,” “could,” “possibly,” “probably,” anticipates,” “projects,” “expects,” “may,” “will,” or “should” or other variations or similar words. No assurances can be given that the future results anticipated by the forward-looking statements will be achieved. Forward-looking statements reflect management’s current expectations and are inherently uncertain. Our actual results may differ significantly from management’s expectations. For factors that may cause actual results to differ from management’s expectations, reference should be made to the Company’s Form 10-K for the year ended March 31, 2012 filed with the Securities and Exchange Commission and our other periodic filings with the Securities and Exchange Commission.

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

Results of Operations

Three months ended June 30, 2012 compared to three months ended June 30, 2011:

Revenues:

	Three Months Ended		Three Months Ended
	June 30, 2012		June 30, 2011		Variance
Subscription revenues	$555,654	100%	$533,162	100%	$22,492	4%

Although we saw only a 4% increase in revenue for the three months ended June 30, 2012 from the prior year we were encouraged with the return on investment for our marketing spend. We proactively introduced both new products and a new marketing strategy to improve the lifetime value of our accounts. We are now emphasizing our online based business model which provides subscription based services including trading ideas, tools and education through live and recorded webinars and is marketed through a number of online media channels. Our trading and education tools are located at www.investview.com whereas our 7 minute trader product has its own website at www.7minute trader.com.

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

Although the new 7 minute trader product had a good adoption rate, the lower price point offset some of this. The 7 minute trader is advertised at $49.95 per month whereas the trading and education tools are advertised at $99 and $199 per month. This quarter we recorded approximately $223,000 of receipts for this product versus only about $20,000 in the same quarter last year. This shift in marketing strategy also had the intended but inverse effect for the core education products. Receipts for this quarter fell to approximately $193,000 from about $361,000 in the same quarter last year.

This quarter also included about $56,000 less accretion of deferred revenues. However, this was offset by approximately an extra $47,000 of fees for an in-person seminar plus some licensing fee from a foreign broker who is testing with their clients our platform on a white-label basis.

Operating Costs and Expenses:

A summary of significant operating costs and expenses for the three months ended June 30, 2012 and the three months ended June 30, 2011 follows:

	Three Months		Three Months
	Ended		Ended
	June 30, 2012		June 30, 2011		Variance
Costs of sales and services	$156,087	9%	$203,231	10%	$(47,144)	(23)%
Selling, general and administrative	1,465,893	88%	1,705,753	87%	(239,860)	(14)%
Depreciation and amortization	51,833	3%	52,717	3%	(884)	(2)%
Total	$1,673,813	100%	$1,961,701	100%	$(287,888)	(15)%

Operating costs were substantially lower year over year, primarily from a reduction of selling, general and administrative expenses.

During the three months ended June 30, 2012, our cost of sales and service was $156,087 as compared to $203,231 during the three months ended June 30, 2011. Most of this expense is composed of stock market data feeds to the Company’s core educational product line’s stock analysis tools. As a percentage of revenues, the operating margin improved to 72% in the current quarter from 62% in the same quarter last year primarily because the 7 minute products are not as data intensive.

Our selling, general and administrative expenses decreased from $1,705,753 for the three months ended June 30, 2011 to $1,465,893 in current 2012 period or $239,860 (145%). Last year the Company incurred $959,011 as stock based compensation when the new CEO was hired, as compared to $228,385 for the current period. The reduction in stock based compensation was partially offset by accrued salaries due our officers of $625,000 compared to $nil for same period last year as a result of fully implementing an employment agreement with the CEO as well as approval of a $300,000 bonus for the CEO performing certain activities requested by the board of directors. In addition, the company took proactive steps to reduce personnel, audit fees and marketing spend.

This quarter we spent approximately $94,000 on direct marketing or 17% of revenues versus 48% or about $255,000 for the same quarter last year.

Depreciation and amortization decreased from $52,717 to $51,833 or a decrease of $884 due to the full amortization of certain property and equipment during the last fiscal year.

Other:

A summary of significant other income (expenses) for the three months ended June 30, 2012 and the three months ended June 30, 2011 follows:

	Three Months		Three Months
	Ended		Ended
	June 30, 2012		June 30, 2011		Variance
Interest	$(163,121)	80%	$(420,071)	43%	$256,950	61%
Gain (loss) on change in fair value of warrant and derivatives	$(3,888)	2%	$28,190	(3)%	$(32,078)	(4)%
Loss on settlement of debt	(36,387)	18%	(579,801)	60%	543,414	71%
Interest and other, net	161	-%	(6)	-%	167	-
Total	$(203,235)	100%	$(971,688)	100%	$768,453	49%

Interest expense decreased from $420,071 to $163,121, a $256,950 or 61% decrease.  The decrease is because of the significant recapitalization of the Company over the past year.

During the year ended March 31, 2010, we issued promissory notes and related warrants that contain certain reset provisions.  As such, we are required to record these reset provisions as a liability and mark them to market each reporting period.  For the three months ended June 30, 2012, we recorded a loss of $3,888 in change in the fair value of these reset provisions vs. a gain for the three months ended June 30, 2011 of $28,190. The volatility of our stock price increased in fiscal year 2012 from the prior fiscal year. This increase in volatility caused the value of the warrants to increase and resulted in some of the loss in the current period.

In addition, during the year ended March 31, 2012, we modified a significant number of these outstanding warrants and reduced the number of warrants with reset provisions to 2,500 warrants.

In addition, for the three months ended June 30, 2011, we settled or restructured a significant portion of our outstanding convertible debt obligations and warrants containing reset provisions.  As such, we incurred a loss on debt settlement of $579,801 as compared to a loss of $36,387 for the three months ended June 30, 2012 as a result of settlement of outstanding payables.

Cash Used in Operating Activities:

During the three months ended June 30, 2012, we were able to decrease our rate of usage of cash from operations to approximately $110,000 as compared to approximately $143,000 in the quarter ended March 31, 2012 and also compared to approximately $293,000 for the three months ended June 30, 201. We anticipate we will see enhanced cash flow from operations at the point we produce profits as we will be able to utilize our Net Operating Loss Carry-forwards

Liquidity and Capital Resources

During three months ended June 30, 2012, the Company incurred a loss from operations of $1,321,394. However, only $109,864 was cash related. This negative cash flow was funded by existing cash. As a result, our cash and cash equivalents decreased by $109,864 to $70,057 from the beginning of the quarter of $179,921.

The Company's current liabilities exceeded its current assets (working capital deficit) by $1,777,936 as of June 30, 2012 as compared to $952,214 at March 31, 2012. The increase in the working capital deficit is primarily due to the combination of increased accounts payable and accrued expenses of $696,781 and the reduction of cash of $109,864.

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

For the three months ended June 30, 2012 and 2011, the Company did not grant stock options to employees. The fair value of vesting options granted in previous years and vested during the three months ended June 30, 2012 and 2011 of $26,974 and $26,974, respectively, was recorded as a current period charge to earnings.

In addition, the Company issued a restricted stock units ("RSU") during the three months ended June 30, 2012. The fair value of the vesting RSU of $58,594 was recorded as a current period charge to earnings during the three months ended June 30, 2012.

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

ITEM 4 – CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of the end of the period covered by this Quarterly Report on Form 10-Q. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Our disclosure controls and procedures are designed to provide reasonable, not absolute, assurance that the objectives of our disclosure control system are met. Because of inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within a company have been detected. Our Chief Executive Officer and Chief Financial Officer have concluded, based on their evaluation as of the end of the period covered by this report, that our disclosure controls and procedures were not effective.

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

Changes in Internal Controls

Other than mentioned above, there were no changes in our internal controls over financial reporting during the fiscal quarter ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business.  However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. We are not involved in a legal proceeding which commenced or in which there was a material development during the quarter ended June 30, 2012.

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

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In May 2012, the Company issued an aggregate of 20,145 shares of its common stock in exchange for services rendered.

In May 2012, the Company issued an aggregate of 6,167 shares of its common stock in settlement of accounts payable.

In June 2012, the Company issued 16,667 shares of its common stock in settlement of accounts payable.

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

ITEM 4 – Mine Safety Disclosures.

Not Applicable.

ITEM 5 – OTHER INFORMATION

NONE

ITEM 6 – EXHIBITS

Number	Description

3.1	Articles of Incorporation (incorporated by reference to Exhibit 3 to the Company’s 10SB12G filed on August 12, 1999)

3.2	Certificate of Amendment to Registrant’s Articles of Incorporation (incorporated by reference to Exhibit 3 to the Company’s 10SB12G filed on August 12, 1999)

3.3	By-Laws (incorporated by reference to Exhibit 3 to the Company’s 10SB12G filed on August 12, 1999)

3.4	Amendment to Articles of Incorporation or by-laws (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed on February 15, 2007)

3.5	Certificate of Change filed pursuant to NRS 78.209 (incorporated by reference to Exhibit 4.4 to the Company’s Form 8-K filed on April 6, 2012)

3.6	Articles of Merger filed pursuant to NRS 92.A.200 (incorporated by reference to Exhibit 4.4 to the Company’s Form 8-K filed on April 6, 2012)

4.1	Form of Exchange Agreement, dated September 30, 2010 (1)

4.2	Exchange Agreement by and between Global Investor Services, Inc. and Allied Global Ventures LLC, dated September 30, 2010 (2)

4.3	Form of Subscription Agreement dated July 7, 2011 (6)

4.4	Form of 8% Secured Convertible Note dated July 7, 2011 (6)

4.5	Form of Common Stock Purchase Warrant dated July 7, 2011 (6)

4.6	Form of Security Agreement dated July 7, 2011 (6)

4.7	Form of Agreement entered with Marketing Investors (7)

10.1	Agreement by and between Asher Enterprises, Inc. and Global Investor Services, Inc., dated October 20, 2010 (2)

10.2	Sales Agency Agreement between The Cougar Group and Global Investor Services, Inc (3)

10.3	Form of 4% Promissory Note – Tier One Countries (3)

10.4	Form of 4% Promissory Note – Tier Two Countries (3)

10.5	Voting Agreement between The Cougar Group and Global Investor Services, Inc. (3)

10.6	Escrow Agreement between The Cougar Group, Global Investor Services, Inc. and the Law Offices of Stephen M. Fleming PLLC(3)

10.7	Agreement entered between Global Investor Services, Inc. and Wealth Engineering LLC (3)

10.8	Marketing Fund Agreement between ITT and Wealth, dated July 27, 2010(4)

10.9	Lock Up Agreement by and among TheRetirementSolution.com, Inc., Romel Enterprises, Inc., Tyvan Enterprises, Inc., Badaco, Inc. and Clayton Ross, dated as of January 15, 2008, incorporated by reference to Exhibit 10.7 to Form 8-K filed on January 16, 2008.

10.10	Amended and Restated Employment Agreement, dated June 30, 2008, incorporated by reference to Exhibit 10.1 to Form 8-K filed on July 8, 2008.

10.11	Marketing Agreement, dated July 2, 2008 with Allied Global Ventures, incorporated by reference to Exhibit 10.1 to Form 8-K filed on July 14, 2008

10.12	Amendment to Allied Global Ventures Convertible Note for $ 1Million dated March 31, 2009 with a conversion stop at , 9.9% of issued and outstanding dated June 28 , 2010 , incorporated by reference to the 10K filed for the fiscal year ended March 31, 2010.

10.13	Employment Agreement by and between Global Investor Services Inc. and Dr. Joseph J. Louro dated June 7, 2011 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on June 29, 2011).

10.14	Letter Agreement by and between Global Investor Services Inc. and Dr. Joseph J. Louro dated June 29, 2011 (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on June 29, 2011

10.15	Agreement by and between Global Investor Services Inc., Wealth Engineering LLC, Wealth Engineering and Development Incorporated, Annette Raynor and Mario Romano dated July 12, 2011

10.16	Exchange Agreement, dated September 29, 2011, by and between Global Investor Services, Inc. and Allied Global Ventures, LLC. (8)

10.17	Exchange Agreement, dated September 29, 2011, by and between Global Investor Services, Inc. and Allied Global Ventures, LLC.(8)

10.18	Employment Agreement by and between Investview, Inc. and John “Randy” MacDonald dated May 15, 2012 (9)

31.1	Certification of Principal Executive Officer pursuant to 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS **	XBRL Instance Document
101.SCH **	XBRL Taxonomy Schema
101.CAL **	XBRL Taxonomy Calculation Linkbase
101.DEF **	XBRL Taxonomy Definition Linkbase
101.LAB **	XBRL Taxonomy Label Linkbase
101.PRE **	XBRL Taxonomy Presentation Linkbase

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

INVESTVIEW, INC

Dated: August 13, 2012	By:	/s/ Dr. Joseph J. Louro
Dr. Joseph J. Louro
Chief Executive Officer
(Principal Executive Officer)

Dated: August 13, 2012	By:	/s/ John R. MacDonald
John R. MacDonald
Chief Financial Officer
(Principal Financial Officer and Accounting Officer)

