Form 10-Q
period 2012-09-30
Investview, Inc.
filed 2012-11-08
CIK 862651

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

As of November 8, 2012, there were 5,593,347 shares of common stock, (of which 1,300 shares are in treasury), par value $.001 per share, outstanding.

INVESTVIEW, INC.

FORM 10-Q

QUARTERLY PERIOD ENDED SEPTEMBER 30, 2012

PART I - FINANCIAL INFORMATION

INVESTVIEW, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	March 31,
	2012	2012
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$182,924	$179,921
Deferred costs	40,136	46,781
Prepaid expenses	186,481	82,516
Other current assets	591	580
Total current assets	410,132	309,798

Property, plant and equipment, net of accumulated depreciation of $2,679,974 and $2,576,307 as of September 30, 2012 and March 31, 2012, respectively	267,805	371,472

Other assets:
Deposits	6,750	-

Total assets	$684,687	$681,270

LIABILITIES AND DEFICIENCY IN STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$911,861	$733,904
Deferred revenue	158,432	222,133
Due to related party	107,700	105,975
Convertible notes payable, current portion	18,154	-
Notes payable, current portion	200,000	200,000
Total current liabilities	1,396,147	1,262,012

Long term debt:
Warrant liability	10,000	9,862
Notes payable, long term portion	160,800	445,156
Convertible notes payable, long term portion	686,726	386,816
Convertible notes payable, long term portion-related party	315,531	178,654
Total long term debt	1,173,057	1,020,488

Total liabilities	2,569,204	2,282,500

DEFICIENCY IN STOCKHOLDERS' EQUITY
Preferred stock, par value: $0.001; 10,000,000 shares authorized, None issued and outstanding as of September 30, 2012 and March 31, 2012	-	-
Common stock, par value $0.001; 7,500,000 shares authorized; 4,806,312 and 4,507,686 issued and 4,805,012 and 4,506,386 outstanding as of September 30, 2012 and March 31, 2012, respectively	4,805	4,508
Additional paid in capital	76,141,166	74,270,592
Treasury stock, 1,300 shares	(8,589)	(8,589)
Accumulated deficit	(78,021,899)	(75,867,741)
Total (deficiency in) stockholders' equity	(1,884,517)	(1,601,230)

Total liabilities and (deficiency in) stockholders' equity	$684,687	$681,270

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

INVESTVIEW, INC.

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

(unaudited)

	Three months ended September 30,		Six months ended September 30,
	2012	2011	2012	2011
Revenue, net:	$390,835	$556,947	$946,489	$1,090,109

Operating costs and expenses:
Cost of sales and service	169,275	185,856	325,362	389,087
Selling, general and administrative	1,125,864	2,044,623	2,591,757	3,750,376
Depreciation and amortization	51,834	52,718	103,667	105,435
Total operating costs and expenses	1,346,973	2,283,197	3,020,786	4,244,898

Net loss from operations	(956,138)	(1,726,250)	(2,074,297)	(3,154,789)

Other income (expense):
Gain (loss) on change in fair value of warrant and derivative liabilities	3,751	18,775	(137)	46,965
Gain (loss) on settlement of debt	304,065	(1,331,410)	267,678	(1,911,211)
Interest, net	(184,482)	(1,632,129)	(347,603)	(2,052,200)
Other	40	(42)	201	(48)

Net loss before provision for income taxes	(832,764)	(4,671,056)	(2,154,158)	(7,071,283)

Income taxes (benefit)	-	-	-	-

NET LOSS	$(832,764)	$(4,671,056)	$(2,154,158)	$(7,071,283)

Loss per common share-basic and fully diluted	$(0.18)	$(1.48)	$(0.47)	$(2.41)

Weighted average number of common shares outstanding-basic and fully diluted	4,580,158	3,146,529	4,552,134	2,932,711

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

INVESTVIEW, INC.

CONSOLIDATED STATEMENT OF (DEFICIENCY IN) STOCKHOLDERS' EQUITY

FROM APRIL 1, 2012 THROUGH SEPTEMBER 30, 2012

(unaudited)

				Additional	Common shares		Warrant
	Stock	Common stock		Paid in	To be issued		Subscription	Treasury	Accumulated
	Subscription	Shares	Amount	Capital	Shares	Amount	Receivable	Stock	Deficit	Total
Balance, April 1, 2012	$-	4,507,686	$4,508	$74,270,592	-	$-	$-	$(8,589)	$(75,867,741)	$(1,601,230)
Rounding shares due to reverse split	-	67	-	-	-	-	-	-	-	-
Common stock issued in settlement of accounts payable	-	22,834	23	100,363	-	-	-	-	-	100,386
Common stock issued for services rendered and to be rendered	-	60,176	60	268,816	-	-	-	-	-	268,876
Common stock issued in settlement of non-circumvent agreement	-	70,000	70	284,130	-	-	-	-	-	284,200
Common stock issued as settlement of accrued officer's compensation	-	150,000	150	599,850	-	-	-	-	-	600,000
Cancellation of shares previously issued in connection with exercise of warrants	-	(5,751)	(6)	6	-	-	-	-	-	-
Initial fair value of beneficial conversion features relating to convertible notes	-	-	-	353,085	-	-	-	-	-	353,085
Fair value of options issued to employees	-	-	-	53,947	-	-	-	-	-	53,947
Fair value of vesting restricted stock units	-	-	-	210,377	-	-	-	-	-	210,377
Net loss	-	-	-	-	-	-	-	-	(2,154,158)	(2,154,158)
Balance, September 30, 2012	$-	4,805,012	4,805	76,141,166	-	$-	$-	(8,589)	(78,021,899)	(1,884,517)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

INVESTVIEW INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(unaudited)

	Six months ended September 30,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,154,158)	$(7,071,283)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	103,667	105,435
Bad debts	-	62,917
Common stock issued for services rendered	868,875	881,827
Common stock issued in settlement of non-circumvent agreement	133,700	-
Amortization of debt discount relating to convertible notes payable	244,058	1,847,071
Employee stock based compensation	264,324	53,948
Change in fair value of warrant and derivative liabilities	138	(46,965)
Amortization of financing costs	-	352,019
(Gain) Loss on settlement of debt and warrants	(267,678)	1,911,211
Accretion of marketing agreement	-	270,000
Amortization of deferred compensation	97,903	476,167
Changes in operating assets and liabilities:
Deferred costs	6,645	11,239
Prepaid and other assets	(51,379)	10,114
Accounts payable and accrued liabilities	355,634	244,496
Deferred revenue	(63,701)	(53,574)
Net cash used in operating activities:	(461,972)	(945,378)

CASH FLOWS FROM INVESTING ACTIVITIES:
Payment of long term deposit	(6,750)	-
Net cash used in investing activities:	(6,750)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Acquisition of treasury shares	-	(8,589)
Proceeds from issuance of convertible debt, net	400,000	1,425,000
Repayments of notes payable	(30,000)	(309,730)
Proceeds (repayments) of related party advances, net	101,725	50,000
Net cash provided by financing activities	471,725	1,156,681

Net increase in cash and cash equivalents	3,003	211,303
Cash and cash equivalents-beginning of period	179,921	124,031
Cash and cash equivalents-end of period	$182,924	$335,334

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$-	$-
Income taxes	$-	$-
Non cash financing activities:
Common stock issued in settlement of related party advances, notes payable and convertible debt and related interest	$-	$4,795,985
Beneficial conversion feature attributable to convertible debentures	$280,168	$1,360,383
Common stock issued for in settlement of outstanding payables	$-	$79,000
Notes payable exchanged for warrants	$-	$20,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

INVESTVIEW, INC.

(formerly known as Global Investor Services, Inc.)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2012

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A summary of the significant accounting policies applied in the preparation of the accompanying unaudited condensed consolidated financial statements follows:

Business and Basis of Presentation

InvestView, Inc. (the "Company") was incorporated on August 10, 2005 under the laws of the State of Nevada. On September 16, 2006, the Company changed its name to TheRetirementSolution.Com, Inc., on October 1, 2008 to Global Investor Services, Inc. and on March 27, 2012 to InvestView, Inc. The Company currently markets directly and through its marketing partners as well as online, certain investor products and services that provide financial and educational information to its prospective customers and to its subscribers.

The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Investment Tools & Training, LLC ("ITT") and Razor Data Corp ("Razor"). All significant inter-company transactions and balances have been eliminated in consolidation.

Interim Financial Statements

The following (a) condensed consolidated balance sheet as of March 31, 2012, which has been derived from audited financial statements, and (b) the unaudited condensed consolidated interim financial statements of the Company have been prepared in accordance with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended September 30, 2012 are not necessarily indicative of results that may be expected for the year ending March 31, 2013. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended March 31, 2012 included in the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission (“SEC”) on June 29, 2012.

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

SEPTEMBER 30, 2012

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

Fair Value of Financial Instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of September 30, 2012 and March 31, 2012. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash and accounts payable. Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

INVESTVIEW, INC.

(formerly known as Global Investor Services, Inc.)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2012

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

For the six months ended September 30, 2012 and 2011, the Company did not grant stock options to employees. The fair value of vesting options granted in previous years and vested during the three and six months ended September 30, 2012 of $26,973 and $53,947, respectively, and $26,974 and $53,948 for the three and six months ended September 30, 2011 was recorded as a current period charge to earnings.

In addition, the Company issued a restricted stock units ("RSU") during the six months ended September 30, 2012. The fair value of the vesting RSU of $151,783 and $210,377 was recorded as a current period charge to earnings during the three and six months ended September 30, 2012.

Net Loss per Share

The Company follows Accounting Standards Codification subtopic 260-10, Earnings Per Share (“ASC 260-10”) specifying the computation, presentation and disclosure requirements of earnings per share information. Basic loss per share has been calculated based upon the weighted average number of common shares outstanding. The Company excluded 540,250 and 380,455 shares of common stock equivalents, that would be resulted from conversion of convertible debt, or exercise of stock options and warrants, from the diluted loss per share because their effect is anti-dilutive on the computation for the six months ended September 30, 2012 and 2011, respectively.

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

INVESTVIEW, INC.

(formerly known as Global Investor Services, Inc.)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2012

2. GOING CONCERN MATTERS

The Company’s unaudited condensed consolidated financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred significant recurring losses which have resulted in an accumulated deficit of $78,021,899, net loss of $2,154,158 and net cash used in operations of $461,972 for the six months ended September 30, 2012 which raises substantial doubt about the Company’s ability to continue as a going concern.

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

3.  PREPAID EXPENSES

From time to time, the Company issues shares of its common stock for services to be performed.  The fair value of the common stock is determined at the date of the contract for services and is amortized ratably over the term of the contract.  As of September 30, 2012 and March 31, 2012, prepaid expenses of this nature were $136,481 and $82,516, respectively.  During the three and six months ended September 30, 2012 and 2011, the Company charged to operations an aggregate of $54,593 and $96,565, respectively, and an aggregate of $231,957 and $476,167 during the three and six months ended September 30, 2011, respectively.

4. PROPERTY AND EQUIPMENT

The Company’s property and equipment at September 30, 2012 and March 31, 2012:

	September 30, 2012	March 31, 2012
Software	$2,920,000	$2,920,000
Computer equipment	4,211	4,211
Office equipment	23,568	23,568
	2,947,779	2,947,779
Less accumulated depreciation	(2,679,974)	(2,576,307)
	$267,805	$371,472

Depreciation expense charged to operations amounted to approximately $52,000 and $53,000, respectively, for the three months ended September 30, 2012 and 2011, respectively; and approximately $104,000 and $105,000 for the six months ended September 30, 2012 and 2011, respectively.

INVESTVIEW, INC.

(formerly known as Global Investor Services, Inc.)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2012

5. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities consisted of the following at September 30, 2012 and March 31, 2012:

	September 30, 2012	March 31, 2012
Accounts payable	$531,645	$540,014
Accrued consulting and commissions payable	-	14,500
Accrued interest payable, short term	148,272	126,578
Accrued payroll taxes	4,998	7,085
Accrued salaries and wages	226,946	45,727
	$911,861	$733,904

6. NOTES PAYABLE

A summary of notes payable at September 30, 2012 and March 31, 2012 are as follows:

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

On March 31, 2011, the Company issued a $227,049 unsecured promissory note, subsequently increased to $279,098 during the year ended March 31, 2012, due March 31, 2013 at 8% per annum in exchange for accrued fees. On August 24, 2012, the Company settled the $279,098 outstanding unsecured promissory note and $23,141 related accrued interest for $30,000 recognizing a gain on settlement of debt of $272,239.

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

At September 30, 2012 and March 31, 2012, balances consist of the following:

INVESTVIEW, INC.

(formerly known as Global Investor Services, Inc.)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2012

	September 30, 2012	March 31. 2012
Note payable, currently in default	$200,000	$200,000
Note payable, due March 31, 2013	-	279,098
Notes payable, due September 2014	20,000	20,000
Notes payable, due September 2015	120,000	120,000
Long term accrued interest	20,800	26,058
Total	360,800	645,156
Less: Notes payable, current portion	(200,000)	(200,000)
Notes payable, long term portion	$160,800	$445,156

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

As indicated above, the Company issued detachable warrants granting the holder the right to acquire an aggregate of 150,000 shares of the Company’s common stock at $6.00 per share. The warrants expire five years from the issuance. In accordance with ASC 470-20, the Company recognized the value attributable to the warrants in the amount of $464,666 to additional paid in capital and a discount against the note. The Company valued the warrants in accordance with ASC 470-20 using the Black-Scholes pricing model and the following assumptions: contractual terms of 5 years, an average risk free interest rate of 1.76%, a dividend yield of 0%, and volatility of 166.12%. The debt discount attributed to the value of the warrants issued is amortized over the note’s maturity period (three years) as interest expense.

The Company allocated proceeds based on the relative fair values of the debt and warrants, measured at an aggregate of $1,200,000, to the warrant and debt conversion provision liabilities and a discount to Convertible Promissory Notes. The remaining proceeds are apportioned between the value of the note and the embedded beneficial conversion feature.

For the six months ended September 30, 2012 and 2011, the Company amortized $200,365 and $101,825 of debt discount to current period operations as interest expense, respectively.

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

SEPTEMBER 30, 2012

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

For the six months ended September 30, 2012 and 2011, the Company amortized $1,713 and $28 of debt discount to current period operations as interest expense, respectively.

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

For the six months ended September 30, 2012, the Company amortized $6,211 of debt discount to current period operations as interest expense.

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

SEPTEMBER 30, 2012

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

For the six months ended September 30, 2012, the Company amortized $21,606 of debt discount to current period operations as interest expense.

Convertible Notes # 5

During the month of August 2012, the Company issued an aggregate of $700,000 in secured Convertible Promissory Notes ($200,000 related party, officers of the Company) that mature August 2015, of which $500,000 of the Notes were funded as of September 30, 2012. The Promissory Notes bear interest at a rate of 8% and can be convertible into 125,000 shares of the Company’s common stock, at a conversion rate of $4.00 per share. Interest will also be converted into common stock at the conversion rate of $4.00 per share. In connection with the issuance of the Convertible Promissory Notes, the Company issued 50,000 warrants to purchase the Company’s common stock at $6.00 per share over five years.

In connection with the issuance of the promissory notes, the Company issued detachable warrants granting the holder the right to acquire an aggregate of 62,500 shares of the Company’s common stock at $6.00 per share. The warrants expire five years from the issuance. In accordance with ASC 470-20, the Company recognized the value attributable to the warrants and the conversion feature in the amount of $353,085 to additional paid in capital and a discount against the notes. The Company valued the warrants in accordance with ASC 470-20 using the Black-Scholes pricing model and the following assumptions: contractual terms of 5 years, an average risk free interest rate of 0.65% to 0.81%, a dividend yield of 0%, and volatility of 418.96% to 419.54%. The debt discount attributed to the value of the warrants issued is amortized over the note’s maturity period (three years) as interest expense.

For the six months ended September 30, 2012, the Company amortized $14,163 of debt discount to current period operations as interest expense.

At September 30, 2012 and March 31, 2012, convertible note balances consisted of the following:

INVESTVIEW, INC.

(formerly known as Global Investor Services, Inc.)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2012

	September 30, 2012	March 31, 2012
Convertible Promissory Notes #1, net of unamortized discount of $697,445 and $897,810, respectively	$502,555	302,190
Convertible Promissory Note #2, net of unamortized discount of $2,846 and $4,559, respectively	18,154	16,441
Convertible Promissory Notes #3, net of unamortized discount of $27,816 and $34,027, respectively	172,184	165,973
Convertible Promissory Note #4, net of unamortized discount of $75,325 and $96,930, respectively	24,675	3,070
Convertible Promissory Notes #5, net of unamortized discount of $338,922	161,078
Long term interest	141,765	77,796
Total	1,020,411	565,470
Less: convertible notes payable, current portion	18,154	-
Less: convertible notes payable, related party, current portion	-	-
Convertible notes payable, long term portion	686,726	386,816
Convertible notes payable-related party, net of discount, long term portion (see Note 9)	$315,531	$178,654

Aggregate maturities of long-term debt as of September 30, 2012 are as follows:

For the twelve months ended June 30,	Amount
2013	$21,000
2014	1,200,000
2015	800,000
Total	$2,021,000

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

The Company recorded a loss on change in fair value of warrant liability of $137 and a gain of $46,965 for the six months ended September 30, 2012 and 2011, respectively.

At September 30, 2012, the fair value of the 2,500 warrants containing certain reset provisions were determined using the Black Scholes Option Pricing Model with the following assumptions:

Dividend yield:	-0-%
Volatility	632.96%
Risk free rate:	0.23%

9. RELATED PARTY TRANSACTIONS

The Company is periodically advanced noninterest bearing operating funds from related parties and shareholders.  The advances are due on demand and unsecured. At September 30, 2012 and March 31, 2012, due to related party was $107,700 and 105,975, respectively.

INVESTVIEW, INC.

(formerly known as Global Investor Services, Inc.)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2012

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

As described in Note 7 above, on December 29, 2011, the Company issued a $100,000 convertible promissory note with interest at 8% per annum, due December 2014 to the Company's CEO.  The note is convertible into the Company's common stock at $4.00 per share. In connection with the issuance of the note, the Company issued 12,500 warrants to purchase the Company’s common stock at $6.00 per share over five years.

As described in Note 7 above, on August 6, 2012, the Company issued a $100,000 convertible promissory note with interest at 8% per annum, due August 6, 2015 to the Company's CEO.  The note is convertible into the Company's common stock at $4.00 per share. In connection with the issuance of the note, the Company issued 12,500 warrants to purchase the Company’s common stock at $6.00 per share over five years.

As described in Note 7 above, on August 12, 2012, the Company issued a $100,000 convertible promissory note with interest at 8% per annum, due August 12, 2015 to the Company's COO.  The note is convertible into the Company's common stock at $4.00 per share. In connection with the issuance of the note, the Company issued 12,500 warrants to purchase the Company’s common stock at $6.00 per share over five years.

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

In September 2012, the Company issued an aggregate of 40,030 shares of its common stock, valued at $168,000 for services to be rendered.

INVESTVIEW, INC.

(formerly known as Global Investor Services, Inc.)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2012

The letter of intent with respect to the “Quick & Reilly” brand entered between First National Boston Corporation (“FNBC”) and the Company expired pursuant to its terms. The parties have verbally agreed to again commence discussions with respect to the Company’s acquisition of the brand pending FNBC obtaining Federal agency approval with respect to the brand. In September 2012, the Company issued 70,000 shares of its common stock, valued at $284,200, to FNBC as payment for the waiver of a non-circumvent agreement. The fair value of the common stock was charged to current period operations. In conjunction with the issuance, the Company agreed to grant a right to FNBC, expiring on December 31, 2012, to purchase a secured note paying 8% per annum and warrants in the amount no less than $200,000 and up to $500,000 where the note and warrants have identical terms and conditions issued to Dr. Louro (the Company's CEO) on August 6, 2012.

In September 2012, the Company issued 150,000 shares of its common stock valued at $600,000 in settlement of accrued salary and bonus due the Company's CEO for fiscal year 2012.

INVESTVIEW, INC.

(formerly known as Global Investor Services, Inc.)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2012

11. STOCK OPTIONS AND WARRANTS

Employee Stock Options

The following table summarizes the changes in employee stock options outstanding and the related prices for the shares of the Company’s common stock issued to employees of the Company under two employee stock option plans. The nonqualified plan adopted in 2007 is for 65,000 shares of which 47,500 have been granted as of September 30, 2012. The qualified plan adopted in October of 2008 authorizing 125,000 shares was approved by a majority of the Shareholders on September 16, 2009. To date 42,500 shares have been granted as of September 30, 2012.

The following table summarizes the changes in options outstanding and the related prices for the shares of the Company’s common stock issued to employees of the Company at September 30, 2012:

	Options Outstanding			Options Exercisable
			Weighted		Weighted
		Weighted	Average		Average
		Average	Exercise		Exercise
Range of	Number of	Remaining	Price of	Number of	Price of
Exercise	Shares	Contractual	Outstanding	Shares	Exercisable
Prices	Outstanding	Life (Years)	Options	Exercisable	Options
$10.00	35,000	7.01	$10.00	35,000	$10.00
12.00	2,500	4.36	12.00	2,500	12.00
	37,500	6.83	$10.20	37,500	$10.20

Transactions involving stock options issued to employees are summarized as follows:

Weighted
Average
	Number of	Exercise
	Shares	Price
Options outstanding at March 31, 2011	37,500	$10.20
Granted	-	-
Exercised	-	-
Canceled	-	-
Options outstanding at March 31, 2012	37,500	10.20
Granted	-	-
Exercised	-	-
Canceled	-	-
Options outstanding at September 30, 2012	37,500	$10.20

Stock-based compensation expense in connection with options granted to employees for the three and six months ended September 30, 2012 was $26,973 and $53,947, respectively, and $26,974 and $53,948 for the three and six months ended September 30, 2011, respectively.

Non-Employee Stock Options

The following table summarizes the changes in options outstanding and the related prices for the shares of the Company’s common stock issued to consultants and non-employees of the Company at September 30, 2012:

INVESTVIEW, INC.

(formerly known as Global Investor Services, Inc.)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2012

	Options Outstanding			Options Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
Exercise	Number	Contractual	Exercise	Number of	Exercise
Prices	Outstanding	Life (Years)	Price	Exercisable	Price
$29.00	2,500	0.70	$29.00	2,500	$29.00
84.00	2,500	4.33	84.00	1,500	84.00
	5,000	2.53	$56.00	4,000	$50.00

Transactions involving stock options issued to consultants and non-employees are summarized as follows:

		Weighted
		Average
	Number of	Price
	Shares	Per Share
Options outstanding at March 31, 2011	17,346	$46.00
Granted	-
Exercised	-	-
Expired	(12,346)	(50.00)
Options outstanding at March 31, 2012	5,000	56.00
Granted	-	-
Exercised	-	-
Cancelled or expired	-	-
Options outstanding at September 30, 2012	5,000	$56.00

Restricted Stock Units ("RSU")

The Company has issued RSUs to certain employees.  RSUs issued to date vest in up to 12 to 24 months.

Transactions involving employee RSUs are summarized as follows:

	Number of Shares	Weighted Average Price Per Share

Outstanding at March 31, 2011:	-	$-
Granted	-	-
Exercised	-	-
Canceled or expired	-	-
Outstanding at March 31, 2012:	-	-
Granted	375,000	4.08
Exercised	-	-
Canceled or expired	-	-
Outstanding at September 30, 2012:	375,000	$4.08

During the three and six months ended September 30, 2012, the Company charged the vesting portion of the RSU's $151,782 and $210,377 to current operations.

INVESTVIEW, INC.

(formerly known as Global Investor Services, Inc.)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2012

Warrants

The following table summarizes the changes in warrants outstanding and the related prices for the shares of the Company’s common stock issued to shareholders at September 30, 2012:

	Warrants Outstanding			Warrants Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
Exercise	Number	Contractual	Exercise	Number	Exercise
Price	Outstanding	Life (Years)	Price	Exercisable	Price
$2.00	10,000	1.31	$2.00	10,000	$2.00
4.00	18,792	1.86	4.00	18,872	4.00
6.00	251,750	3.97	6.00	251,750	6.00
10.00	9,271	2.50	10.00	9,271	10.00
Total	289,813	3.68	$5.45	289,813	$5.45

Transactions involving the Company’s warrant issuance are summarized as follows:

		Average
	Number of	Price
	Shares	Per Share
Warrants outstanding at March 31, 2011	44,479	$8.20
Granted	208,042	6.00
Exercised	-
Cancelled or expired	(25,208)	(10.00)
Warrants outstanding at March 31, 2012	227,313	6.40
Granted	62,500	6.00
Exercised	-	-
Cancelled or expired	-	-
Warrants outstanding at September 30, 2012	289,813	$5.45

In August 2012, warrants of 50,000 were issued in connection with the issuance of Convertible Promissory Notes (see Note 7). The warrants are exercisable for five years from the date of issuance at an exercise price of $6.00 per share. The Company valued the warrants using the Black-Scholes pricing model and the following assumptions: contractual terms of 5 years, an average risk free interest rate of 0.65% to 0.81%, a dividend yield of 0%, and volatility of 418.96% to 419.54%.

12.  COMMITMENTS AND CONTINGENCIES

In conjunction with the issuance of common stock for services, the Company agreed to grant a right to the party, expiring on December 31, 2012, to purchase a secured note paying 8% per annum and warrants in the amount no less than $200,000 and up to $500,000 where the note and warrants have identical terms and conditions issued to Dr. Louro (the Company's CEO) on August 6, 2012.

INVESTVIEW, INC.

(formerly known as Global Investor Services, Inc.)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2012

Subsequent financing

To obtain additional funding for working capital, Investview entered into Subscription Agreements during the period from October 22, 2012 through October 24, 2012, with two accredited investors (the “October 2012 Investors”) for the sale of an aggregate of (i) $800,000 in 8% Secured Convertible Promissory Notes (the “Notes”) and (ii) Common Stock Purchase Warrants (the “Warrants”) to purchase an aggregate of 87,500 shares of our common stock. The closings occurred during the period from October 22, 2012 through October 24, 2012. One of the notes for $100,000 has a forward funding date of not later than December 15, 2012. A second note for $300,000 has a forward funding date of no later than March 15, 2012. The third note for $400,000 has a forward funding date of no later than April 15, 2012.

The Notes bear interest at 8%, mature three years from the date of issuance, and are convertible into our common stock, at the October 2012 Investor’s option, at a conversion price of $4.00 per share. Based on this conversion price, the Notes in an aggregate amount of $800,000 excluding interest are convertible into an aggregate of 200,000 shares of the Company’s common stock.

The Company may prepay the Notes only with the written consent of the holder. The full principal amount of the Notes is due upon default under the terms of Notes. In addition, we have granted the October 2012 Investors a security interest in substantially all of our assets and intellectual property.

The Warrants are exercisable for a period of five years from the date of issuance at an exercise price of $6.00 per share.

The final sale of the Notes was completed on October 24, 2012. As of the date hereof, the Company is obligated on $800,000 in face amount of Note issued to the October 2012 Investors. The Notes are a debt obligation arising other than in the ordinary course of business which constitute a direct financial obligation of the Company.

The Notes and Warrants were offered and sold to the and October 2012 Investors in a private placement transaction made in reliance upon exemptions from registration pursuant to Section 4(2) under the Securities Act of 1933 and Rule 506 promulgated thereunder.

13.  FAIR VALUE MEASUREMENT

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

SEPTEMBER 30, 2012

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

The following table provides a summary of changes in fair value of the Company’s Level 3 financial liabilities as of September 30, 2012:

Warrant
Derivative
Liability
Balance, March 31, 2012	$9,862

Transfers in/out:

Total gains:
Initial fair value of debt derivative at note issuance	-
Mark-to-market at June 30, 2012:
- Warrants reset provision	138

Balance, September 30, 2012	$10,000

Net loss for the period included in earnings relating to the liabilities held at September 30, 2012	$(138)

14. OFFICER COMPENSATION

During the six months ended September 30, 2012, the Company recognized $225,000 of accrued salary pursuant to the employment agreement of the chief executive in addition to awarding him a bonus of $300,000 for his successful efforts in performing certain activities approved by the Board of Directors. The bonus was also accrued and recognized during this current period.

15. SUBSEQUENT EVENTS

Instilend

On October 24, 2012, Investview closed its acquisition (the “Closing”) of Instilend Technologies Inc., (“Instilend”), pursuant to the terms of that certain Share Exchange Agreement entered into between the Company, Instilend, Todd Tabacco, Derek Tabacco and Rich L’Insalata, the former shareholders of Instilend (the “Sellers”), dated September 13, 2012.

INVESTVIEW, INC.

(formerly known as Global Investor Services, Inc.)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2012

Upon Closing, the Company acquired 100% of the outstanding securities of Instilend in consideration of 500,000 shares of common stock of the Company and Convertible Promissory Note in the aggregate principal amount of $500,000 (the “Instilend Notes”). The Instilend Notes bears 5% interest per annum and the interest may be paid in cash or shares of common stock. The Instilend Notes mature three years from the date of issuance and converts into common stock at a price of $8.00 per share. The Company withheld 50,000 shares of common stock to satisfy certain tax liabilities of Instilend. In addition, each of the Sellers entered into employment agreements (the “Employment Agreements”), non-compete agreements and lock-ups agreements with the Company. Pursuant to the Employment Agreements, each of the Sellers has been retained as Vice Presidents of the Company for terms of three years, receiving annual salaries of $156,000. In the event the Company’s monthly revenue is less than the targeted monthly revenue then the Sellers, in lieu of receiving cash, will receive a pro-rata portion of their salary in shares of common stock.

Upon Closing, Instilend became a 100% owned subsidiary of the Company. Instilend owns the Matador platform and LendEQS platform, client list of a software program known as Stock Locate and the related website, www.locatestock.com.

CEO Compensation

In August 2012, the Board awarded Dr. Louro 250,000 restricted shares effective with the closing of the Instilend transaction. Dr. Louro’s contract allowed for an award up to 275,000 shares for his efforts to redirect the Company resulting in significant benefits accruing to the Company. The Board cited the following significant benefits that accrued to the Company from Dr. Louro’s first five quarters with the Company; creation of a strategy for diversified revenue streams (i.e., the opportunity for more revenue coming from transactions and/or fees for assets under management versus the current subscription model), significant amounts of capital raised at better terms and longer durations, elimination of costly revenue sharing agreements, reductions in overhead, improvement of cash flow, investing significant amounts of his own money, restructuring the debt at significant discounts and replacing the leverage with stock, identifying and executing on a number of acquisitions, joint ventures and white label agreements, and recruiting some high level management at advantageous compensation levels and, initially, without negative cash flow. The Instilend closing occurred on October 24, 2012. Beginning April 1, 2012, Dr. Louro’s salary increased to $400,000 annually in connection with his employment agreement.

In October 2012, the Company issued an aggregate of 30,000 shares of its common stock, valued at $120,000 for services to be rendered.

In October 2012, the Company issued an aggregate of 8,335 shares of its common stock, valued at $33,340 for services rendered.

INVESTVIEW, INC.

(formerly known as Global Investor Services, Inc.)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2012

Choice Trade

On October 16, 2012, Investview entered a joint venture with ChoiceTrade Holdings Inc. (“ChoiceTrade Holding”), the parent company of LetsGoTrade, Inc. d/b/a ChoiceTrade, an online brokerage firm. Pursuant to the joint venture, Investview will provide ChoiceTrade Holding with its investor education platform as well as related marketing services. In consideration for such services, Investview will receive a cash fee from ChoiceTrade Holding and may also receive ownership interest in ChoiceTrade Holdings depending upon activity generated following the execution of the joint venture.

White Label with Broker

In October 2012, we received from a broker a software license and marketing agreement. The broker will use our “Newsletter” products (e.g., our 7 Minute ideas) and our “software” (e.g., electronic stock market and trading research tools) on a white label basis for their clients. Starting in January we will receive a subscription fee. For the first six months, we will receive subscription royalties of $7,500 per month. For the second six months, the Company will also receive success fees for hitting certain milestones. The agreement is for one year and may be renewed if both parties agree with the new term and value.

SAFE Management, LLC

On October 22, 2012 the Company announced a definitive agreement to acquire S.A.F.E. Management, LLC a registered investment advisor “SAFE Management”. We intend to acquire for restricted stock substantially all of the assets, tangible and intangible, owned by SAFE Management, LLC (“SAFE”) including employees, registrations, and licenses.

SAFE Management, LLC is a Registered Investment Advisor (RIA) in the state of New Jersey. SAFE Management provides their clients unique investment products and advisory services that are created and managed by their in-house team of professionals using state of the art analysis tools and the experience of their CFA, Edward Hosinger. SAFE believes it is a combination of human experience and technology that can make a difference.

Excluded from the sale is the private fund Secure Acquisition Financial Entity, LP (SAFE LP). The parties intend to close the acquisition on or before October 30, 2012, subject to regulatory approval.

In conjunction with the acquisition the Company intends to enter into a two year employment agreement with SAFE’s principal and Investment Advisor Representative and General Partner, Annette Raynor.

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

Results of Operations

Three months ended September 30, 2012 compared to three months ended September 30, 2011:

Revenues:

	Three Months Ended		Three Months Ended
	September 30, 2012		September 30, 2011		Variance
Subscription revenues	$390,835	100%	$556,947	100%	$(166,112)	(30)%

We realized a drop in our revenues of 31% for the three months ended September 30, 2012 from the prior year as we transition to our online based modeling. The New York Stock Exchange Composite Volume experienced a similar drop for the same period equal to 30%. We proactively introduced both new products and a new marketing strategy to improve the lifetime value of our accounts. We are now emphasizing our online based business model which provides subscription based services including trading ideas, tools and education through live and recorded webinars and is marketed through a number of online media channels. Our trading and education tools are located at www.investview.com whereas our 7 minute trader product has its own website at www.7minute trader.com.

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

The new 7 minute trader product saw a 30% reduction from the June 2012 quarter for an - adoption rate. The 7 minute trader is advertised at $49.95 per month whereas the trading and education tools are advertised at $99 and $199 per month. This quarter we recorded approximately $171,000 of receipts for this product versus about $223,000 in the June 2012 quarter. For the core education and legacy products, receipts for this quarter fell to approximately $175,000 from about $254,000 in the June 2012 quarter. So there was no deceleration of the attrition rates on the core education and legacy products in spite of the slower summer season.

This quarter also included about $25,000 more accretion of deferred revenues than the June 2012 quarter.

Operating Costs and Expenses:

A summary of significant operating costs and expenses for the three months ended September 30, 2012 and the three months ended September 30, 2011 follows:

	Three Months		Three Months
	Ended		Ended
	September 30, 2012		September 30, 2011		Variance
Costs of sales and services	$169,275	13%	$185,856	8%	$(16,581)	(9)%
Selling, general and administrative	1,125,864	84%	2,044,623	90%	(918,759)	(45)%
Depreciation and amortization	51,834	3%	52,718	2%	(884)	(2)%
Total	$1,346,973	100%	$2,283,197	100%	$(936,224)	(41)%

Operating costs were substantially lower year over year, primarily from a reduction of selling, general and administrative expenses.

During the three months ended September 30, 2012, our cost of sales and service was $169,275 as compared to $185,856 during the three months ended September 30, 2011. Most of this expense is composed of stock market data feeds to the Company’s core educational product line’s stock analysis tools. As a percentage of revenues, the operating margin decreased to 57% in the current quarter from 67% in the same quarter last year primarily because of the reduction in revenue.

Our selling, general and administrative expenses decreased from $2,044,623 for the three months ended September 30, 2011 to $1,125,864 in current 2012 period or $918,759 (45%). Last year the Company incurred $452,931 as stock based compensation as compared to $402,717 for the current period. In addition, for the three months ended September 30, 2011, we incurred $180,000 in marketing accretion as compared to nil for current year period.

This quarter we spent approximately $46,000 on direct marketing or 12% of revenues versus 96% or about $535,000 for the same quarter last year.

Depreciation and amortization decreased from $52,718 to $51,834 or a decrease of $884 due to the full amortization of certain property and equipment during the last fiscal year.

Other:

A summary of significant other income (expenses) for the three months ended September 30, 2012 and the three months ended September 30, 2012 follows:

	Three Months		Three Months
	Ended		Ended
	September 30, 2012		September 30, 2011		Variance
Interest	$(184,482)	(149)%	$(1,632,129)	55%	$1,447,647	89%
Gain (loss) on change in fair value of warrant and derivatives	$3,751	3%	$18,775	(1)%	$(15,024)	(80)%
Gain (loss) on settlement of debt	304,065	246%	(1,331,410)	46%	1,635,475	123%
Interest and other, net	40	-%	(42)	-%	82	(196)%
Total	$123,374	100%	$(2,944,806)	100%	$3,068,180	104%

Interest expense decreased from $1,632,129 to $184,482, a $1,447,647 or 89% decrease.  The decrease is because of the significant recapitalization of the Company over the past year.

During the year ended March 31, 2010, we issued promissory notes and related warrants that contain certain reset provisions.  As such, we are required to record these reset provisions as a liability and mark them to market each reporting period.  For the three months ended September 30, 2012, we recorded a gain of $3,751 in change in the fair value of these reset provisions vs. a gain for the three months ended September 30, 2011 of $18,775. The volatility of our stock price increased in fiscal year 2012 from the prior fiscal year. This increase in volatility caused the value of the warrants to increase and resulted in some of the loss in the current period.

In addition, during the year ended March 31, 2012, we modified a significant number of these outstanding warrants and reduced the number of warrants with reset provisions to 2,500 warrants.

For the three months ended September 30, 2011, we settled or restructured a significant portion of our outstanding convertible debt obligations and warrants containing reset provisions.  As such, we incurred a loss on debt settlement of $1,331,410 as compared to a gain of $304,065 for the three months ended September 30, 2012 as a primary result of settlement of an outstanding note payable.

Six months ended September 30, 2012 compared to six months ended September 30, 2011:

Revenues:

	Six Months Ended		Six Months Ended
	September 30, 2012		September 30, 2011		Variance
Subscription revenues	$946,489	100%	$1,090,109	0%	$(143,620)	(13)%

We realized a drop in our revenues of 13% for the six months ended September 30, 2012 from the prior year as we transition to our online based modeling. We proactively introduced both new products and a new marketing strategy to improve the lifetime value of our accounts. We are now emphasizing our online based business model which provides subscription based services including trading ideas, tools and education through live and recorded webinars and is marketed through a number of online media channels. Our trading and education tools are located at www.investview.com whereas our 7 minute trader product has its own website at www.7minute trader.com.

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

Operating Costs and Expenses:

A summary of significant operating costs and expenses for the six months ended September 30, 2012 and the six months ended September 30, 2011 follows:

	Six Months		Six Months
	Ended		Ended
	September 30, 2012		September30, 2011		Variance
Costs of sales and services	$325,362	11%	$389,087	9%	$(63,725)	(16)%
Selling, general and administrative	2,591,757	86%	3,750,376	88%	(1,158,619)	(31)%
Depreciation and amortization	103,667	3%	105,435	3%	(1,768)	(2)%
Total	$3,020,786	100%	$4,244,898	100%	$(1,224,112)	(29)%

Operating costs were substantially lower year over year, primarily from a reduction of selling, general and administrative expenses.

During the six months ended September 30, 2012, our cost of sales and service was $325,362 as compared to $389,087 during the six months ended September 30, 2011. Most of this expense is composed of stock market data feeds to the Company’s core educational product line’s stock analysis tools. As a percentage of revenues, the operating margin improved to 66% in the current quarter from 64% in the same quarter last year primarily because the reduction in revenue.

Our selling, general and administrative expenses decreased from $3,750,376 for the six months ended September 30, 2011 to $2,591,757 in current 2012 period or $1,158,619 (31%). Last year the Company incurred approximately $1,412,000 as stock based compensation as compared to $1,231,102 for the current period. In addition, for the six months ended September 30, 2011, we incurred $270,000 in marketing accretion as compared to nil for current year period.

This quarter we spent approximately $140,000 on direct marketing or 15% of revenues versus 70% or about $764,000 for the same quarter last year.

Depreciation and amortization decreased from $105,435 to $103,667 or a decrease of $1,768 due to the full amortization of certain property and equipment during the last fiscal year.

Other:

A summary of significant other income (expenses) for the six months ended September 30, 2012 and the six months ended September 30, 2012 follows:

	Six Months		Six Months
	Ended		Ended
	September 30, 2012		September 30, 2011		Variance
Interest	$(347,603)	(435)%	$(2,052,200)	52%	$1,704,597	83%
Gain (loss) on change in fair value of warrant and derivatives	$(137)	-%	$46,965	(1)%	$(47,102)	(100)%
Gain (loss) on settlement of debt	267,678	335%	(1,911,211)	49%	2,178,889	114%
Interest and other, net	201	-%	(48)	-%	249	-
Total	$(79,861)	100%	$(3,916,494)	100%	$3,836,633	98%

Interest expense decreased from $2,052,200 to $347,603, a $1,704,597 or 83% decrease.  The decrease is because of the significant recapitalization of the Company over the past year.

During the year ended March 31, 2010, we issued promissory notes and related warrants that contain certain reset provisions.  As such, we are required to record these reset provisions as a liability and mark them to market each reporting period.  For the six months ended September 30, 2012, we recorded a loss of $137 in change in the fair value of these reset provisions vs. a gain for the three months ended September 30, 2011 of $46,965. The volatility of our stock price increased in fiscal year 2012 from the prior fiscal year. This increase in volatility caused the value of the warrants to increase and resulted in some of the loss in the current period.

In addition, during the year ended March 31, 2012, we modified a significant number of these outstanding warrants and reduced the number of warrants with reset provisions to 2,500 warrants.

In addition, for the six months ended September 30, 2011, we settled or restructured a significant portion of our outstanding convertible debt obligations and warrants containing reset provisions.  As such, we incurred a loss on debt settlement of $1,911,211 as compared to a gain of $267,678 for the six months ended September 30, 2012 as a primary result of settlement of outstanding note payable.

Cash Used in Operating Activities:

During the six months ended September 30, 2012, we were able to decrease our rate of usage of cash on a monthly basis from operations to approximately $77,000 as compared to approximately $158,000 in the same period last year. We anticipate we will see enhanced cash flow from operations at the point we produce profits as we will be able to utilize our Net Operating Loss Carry-forwards. With our recent acquisitions we anticipate more opportunities to generate revenues and from varied sources.

Liquidity and Capital Resources

During six months ended September 30, 2012, the Company incurred a loss from operations of $2,154,158. However, only $461,972 was cash related. This negative cash flow was funded by existing cash, issuance and closing of $500,000 of additional convertible notes payable and borrowing from related parties. As a result, our cash and cash equivalents increased by $3,003 to $182,924 from the beginning of the fiscal year of $179,921.

The Company's current liabilities exceeded its current assets (working capital deficit) by $986,015 as of September 30, 2012 as compared to $952,214 at March 31, 2012. The increase in the working capital deficit is primarily due to the combination of increased accounts payable and accrued expenses of $177,957. We anticipate funding and closing of the remaining $200,000 of August convertible notes in the December 2012 Quarter. In addition we anticipate $100,000 of the October convertible notes funding and closing in the December Quarter. We also anticipate the funding and closing of the remaining October convertible notes of $700,000 in March and April of 2013.

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

For the six months ended September 30, 2012 and 2011, the Company did not grant stock options to employees. The fair value of vesting options granted in previous years and vested during the three and six months ended September 30, 2012 of $26,973 and $53,947, respectively, and $26,974 and $53,948 for the three and six months ended September 30, 2011 was recorded as a current period charge to earnings.

In addition, the Company issued a restricted stock units ("RSU") during the six months ended September 30, 2012. The fair value of the vesting RSU of $151,783 and $210,377 was recorded as a current period charge to earnings during the three and six months ended September 30, 2012.

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

Changes in Internal Controls

Other than mentioned above, there were no changes in our internal controls over financial reporting during the fiscal quarter ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business.  However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. We are not involved in a legal proceeding which commenced or in which there was a material development during the quarter ended September 30, 2012.

None of our directors, officers, or affiliates is involved in a proceeding adverse to our business or has a material interest adverse to our business.

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

In September 2012, the Company issued an aggregate of 40,030 shares of its common stock, valued at $168,000 for services to be rendered.

In September 2012, the Company issued 70,000 shares of its common stock, valued at $284,200 as payment for services. The fair value of the common stock was charged to current period operations. In conjunction with the issuance, the Company agreed to grant a right to the settled party, expiring on December 31, 2012 to purchase a secured note paying 8% per annum and warrants in the amount no less than $200,000 and up to $500,000 where the note and warrants have identical terms and conditions issued to Dr. Louro (the Company's CEO) on August 6, 2012.

In September 2012, the Company issued 150,000 shares of its common stock valued at $600,000 in settlement of accrued salary and bonus due the Company's CEO for fiscal 2012.

In August 2012, the Board awarded Dr. Louro 250,000 restricted shares effective with the closing of the Instilend transaction. Dr. Louro’s contract allowed for an award up to 275,000 shares for his efforts to redirect the Company resulting in significant benefits accruing to the Company. The Board cited the following significant benefits that accrued to the Company from Dr. Louro’s first five quarters with the Company; creation of a strategy for diversified revenue streams (i.e., the opportunity for more revenue coming from transactions and/or fees for assets under management versus the current subscription model), significant amounts of capital raised at better terms and longer durations, elimination of costly revenue sharing agreements, reductions in overhead, improvement of cash flow, investing significant amounts of his own money, restructuring the debt at significant discounts and replacing the leverage with stock, identifying and executing on a number of acquisitions, joint ventures and white label agreements, and recruiting some high level management at advantageous compensation levels and, initially, without negative cash flow. The Instilend closing occurred on October 24, 2012. Beginning April 1, 2012, Dr. Louro’s salary increased to $400,000 annually in connection with his employment agreement.

On September 13, 2012, Investview entered into Share Exchange Agreement (the “Instilend Agreement”) with Instilend Inc., a New York corporation (“Instilend”), and Todd Tabacco, Derek Tabacco and Rich L’Insalata, the shareholders of Instilend (the “Sellers”). The parties closed the acquisition on October 24, 2012. Instilend is the exclusive owner of the Matador platform and LendEQS platform, client list of a software program known as Stock Locate and the related website, www.locatestock.com. Instilend is a 100% owned subsidiary of the Company.

Pursuant to the terms of the Instilend Agreement, the Company agreed to acquire, and the Sellers agreed to sell, 100% of the outstanding securities of Instilend in consideration for 500,000 shares of common stock of the Company and a Convertible Promissory Note in the principal amount of $500,000, which will bear 5% interest per annum and may be paid in cash or shares of common stock at the Company’s discretion. The Convertible Promissory Note will mature three years from the date of issuance and converts into common stock at a price of $8.00 per share. In addition, each of the Sellers will enter employment agreements, non-compete agreements and lock-ups agreements, as applicable. Instilend is required to deliver audited financials statement for the year ended March 31, 2012 and unaudited financial statements for the most recent quarter.

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

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

In January of 2009, the Company received $200,000 in exchange for the issuance of a non-convertible Promissory Note that matured on July 20, 2009. The note bears an interest rate of 20% and is in default. The Company has been advised that the US department of Justice is negotiating a settlement with the note holder. Interest payments of approximately $17,334 were made to date and interest continues to be accrued pending settlement with the US Department of Justice.

ITEM 4 – Mine Safety Disclosures.

Not Applicable.

ITEM 5 – OTHER INFORMATION

NONE

ITEM 6 – EXHIBITS

Number	Description

3.1	Articles of Incorporation (incorporated by reference to Exhibit 3 to the Company’s 10SB12G filed on August 12, 1999)

3.2	Certificate of Amendment to Registrant’s Articles of Incorporation (incorporated by reference to Exhibit 3 to the Company’s 10SB12G filed on August 12, 1999)

3.3	By-Laws (incorporated by reference to Exhibit 3 to the Company’s 10SB12G filed on August 12, 1999)

3.4	Amendment to Articles of Incorporation or by-laws (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed on February 15, 2007)

3.5	Certificate of Change filed pursuant to NRS 78.209 (incorporated by reference to Exhibit 4.4 to the Company’s Form 8-K filed on April 6, 2012)

3.6	Articles of Merger filed pursuant to NRS 92.A.200 (incorporated by reference to Exhibit 4.4 to the Company’s Form 8-K filed on April 6, 2012)

4.1	Form of Exchange Agreement, dated September 30, 2010 (1)

4.2	Exchange Agreement by and between Global Investor Services, Inc. and Allied Global Ventures LLC, dated September 30, 2010 (2)

4.3	Form of Subscription Agreement dated July 7, 2011 (3)

4.4	Form of 8% Secured Convertible Note dated July 7, 2011 (3)

4.5	Form of Common Stock Purchase Warrant dated July 7, 2011 (3)

4.6	Form of Security Agreement dated July 7, 2011 (3)

4.7	Form of Agreement entered with Marketing Investors (4)

4.8	Form of Subscription Agreement – August 2012 (8)

4.9	Form of 8% Secured Convertible Note – August 2012 (8)

4.10	Form of Common Stock Purchase Warrant – August 2012 (8)

4.11	Form of Security Agreement – August 2012 (8)

4.12	Form of 5% Convertible Promissory Note issued in October 2012 to former shareholders of Instilend Technologies Inc. (filed herewith)

10.1	Employment Agreement by and between Global Investor Services Inc. and Dr. Joseph J. Louro dated June 7, 2011 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on June 29, 2011).

10.2	Letter Agreement by and between Global Investor Services Inc. and Dr. Joseph J. Louro dated June 29, 2011 (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on June 29, 2011

10.3	Agreement by and between Global Investor Services Inc., Wealth Engineering LLC, Wealth Engineering and Development Incorporated, Annette Raynor and Mario Romano dated July 12, 2011 (5)

10.4	Exchange Agreement, dated September 29, 2011, by and between Global Investor Services, Inc. and Allied Global Ventures, LLC. (6)

10.5	Exchange Agreement, dated September 29, 2011, by and between Global Investor Services, Inc. and Allied Global Ventures, LLC.(6)

10.6	Employment Agreement by and between Investview, Inc. and John “Randy” MacDonald dated May 15, 2012 (7)

10.7	Employment Agreement by and between Investview, Inc. and David M. Kelley dated August 16, 2012 (8)

10.8	Share Exchange Agreement between Investview Inc., Todd Tabacco, Derek Tabacco, Rich L’Insalata and Instilend Technologies Inc. (8)

31.1	Certification of Principal Executive Officer pursuant to 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS **	XBRL Instance Document
101.SCH **	XBRL Taxonomy Schema
101.CAL **	XBRL Taxonomy Calculation Linkbase
101.DEF **	XBRL Taxonomy Definition Linkbase
101.LAB **	XBRL Taxonomy Label Linkbase
101.PRE **	XBRL Taxonomy Presentation Linkbase

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

(1)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on October 12, 2010

(2)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on October 25, 2010

(3)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on July 13, 2011

(4)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on August 30, 2011

(5)	Incorporated by reference to the Form 10-K Annual Report filed with the Securities and Exchange Commission on July 14, 2011

(6)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on October 11, 2011

(7)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on May 21, 2012

(8)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on August 20, 2012

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INVESTVIEW, INC

Dated: November 8, 2012	By:	/s/ Dr. Joseph J. Louro
Dr. Joseph J. Louro
Chief Executive Officer
(Principal Executive Officer)

Dated: November 8, 2012	By:	/s/ John R. MacDonald
John R. MacDonald
Chief Financial Officer
(Principal Financial Officer and Accounting Officer)

