Form 10-Q
period 2012-12-31
Investview, Inc.
filed 2013-02-14
CIK 862651

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2012

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ________________ to _______________

000-27019

(Commission file number)

InvestView, Inc.

(Exact name of registrant as specified in its charter)

Nevada	87-0369205
(State or other jurisdiction	(IRS Employer
of incorporation or organization)	Identification No.)

54 Broad Street, Suite 301

Red Bank, New Jersey 07701

(732) 380-7271

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

As of February 14, 2012, there were 5,629,055 shares of common stock, (of which 1,300 shares are in treasury), par value $.001 per share, outstanding.

INVESTVIEW, INC.

FORM 10-Q

QUARTERLY PERIOD ENDED DECEMBER 31, 2012

INVESTVIEW, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31,	March 31,
	2012	2012
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$112,327	$179,921
Deferred costs	41,277	46,781
Prepaid expenses	154,600	82,516
Other current assets	9,191	580
Total current assets	317,395	309,798

Property, plant and equipment, net of accumulated depreciation of $2,798,095 and $2,576,307 as of December 31, 2012 and March 31, 2012, respectively	1,538,104	371,472

Other assets:
Non compete agreement, net of amortization of $16,326	240,138	-
Goodwill	576,989	-
Other intangible assets, net of amortization of $22,463	525,418	-
Deposits	6,750	-
Total other assets	1,349,295	-

Total assets	$3,204,794	$681,270

LIABILITIES AND DEFICIENCY IN STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$1,262,282	$733,904
Deferred revenue	123,893	222,133
Due to related party	1,353,241	105,975
Convertible notes payable, current portion	19,015	-
Notes payable, current portion	200,000	200,000
Total current liabilities	2,958,431	1,262,012

Long term debt:
Warrant liability	7,387	9,862
Notes payable, long term portion	163,600	445,156
Convertible notes payable, long term portion	1,367,069	386,816
Convertible notes payable, long term portion-related party	366,108	178,654
Total long term debt	1,904,164	1,020,488

Total liabilities	4,862,595	2,282,500

DEFICIENCY IN STOCKHOLDERS' EQUITY
Preferred stock, par value: $0.001; 10,000,000 shares authorized, None issued and outstanding as of December 31, 2012 and March 31, 2012	-	-
Common stock, par value $0.001; 15,000,000 and 7,500,000 shares authorized as of December 31, 2012 and March 31, 2012, respectively; 5,629,055 and 4,507,686 issued and 5,627,755 and 4,506,386 outstanding as of December 31, 2012 and March 31, 2012, respectively	5,628	4,508
Additional paid in capital	79,898,425	74,270,592
Treasury stock, 1,300 shares	(8,589)	(8,589)
Accumulated deficit	(81,553,265)	(75,867,741)
Total (deficiency in) stockholders' equity	(1,657,801)	(1,601,230)

Total liabilities and (deficiency in) stockholders' equity	$3,204,794	$681,270

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

INVESTVIEW, INC.

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

(unaudited)

	Three months ended December 31,		Nine months ended December 31,
	2012	2011	2012	2011
Revenue, net:	$463,389	$581,972	$1,409,878	$1,672,081

Operating costs and expenses:
Cost of sales and service	121,815	159,640	447,177	548,727
Selling, general and administrative	3,515,137	2,083,643	6,106,894	5,834,019
Depreciation and amortization	156,909	52,717	260,576	158,152
Total operating costs and expenses	3,793,861	2,296,000	6,814,647	6,540,898

Net loss from operations	(3,330,472)	(1,714,028)	(5,404,769)	(4,868,817)

Other income (expense):
Gain (loss) on change in fair value of warrant and derivative liabilities	2,612	6,836	2,475	53,801
Gain (loss) on settlement of debt	-	-	267,678	(1,911,211)
Interest, net	(203,506)	(165,161)	(551,109)	(2,217,361)
Other	-	-	201	(48)

Net loss before provision for income taxes	(3,531,366)	(1,872,353)	(5,685,524)	(8,943,636)

Income taxes (benefit)	-	-	-	-

NET LOSS	$(3,531,366)	$(1,872,353)	$(5,685,524)	$(8,943,636)

Loss per common share-basic and fully diluted	$(0.67)	$(0.44)	$(1.18)	$(2.65)

Weighted average number of common shares outstanding-basic and fully diluted	5,309,286	4,272,542	4,805,436	3,380,945

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

CONSOLIDATED STATEMENT OF (DEFICIENCY IN) STOCKHOLDERS' EQUITY

FROM APRIL 1, 2012 THROUGH DECEMBER 31, 2012

(unaudited)

			Additional
	Common stock		Paid in	Treasury	Accumulated
	Shares	Amount	Capital	Stock	Deficit	Total
Balance, April 1, 2012	4,507,686	$4,508	$74,270,592	$(8,589)	$(75,867,741)	$(1,601,230)
Rounding shares due to reverse split	67	-	-	-	-	-
Common stock issued in settlement of accounts payable	22,834	23	100,363	-	-	100,386
Common stock issued for services rendered and to be rendered	147,205	147	601,155	-	-	601,302
Common stock issued for waiver of non-circumvent agreement	70,000	70	284,130	-	-	284,200
Common stock issued as settlement of accrued officer's compensation	400,000	400	1,599,600	-	-	1,600,000
Common stock issued in connection with acquisition of Instilend Technologies, Inc.	450,000	450	1,799,550	-	-	1,800,000
Common stock issued in connection with acquisition of Safe Management LLC	35,714	36	124,964	-	-	125,000
Cancellation of shares previously issued in connection with exercise of warrants	(5,751)	(6)	6	-	-	-
Common stock issuable in connection with the acquisition of Instilend Technologies, Inc.	-	-	200,000	-	-	200,000
Initial fair value of beneficial conversion features relating to convertible notes	-	-	353,085	-	-	353,085
Fair value of options issued to employees	-	-	53,947	-	-	53,947
Fair value of vesting restricted stock units	-	-	511,033	-	-	511,033
Net loss	-	-	-	-	(5,685,524)	(5,685,524)

Balance, December 31, 2012	5,627,755	5,628	79,898,425	(8,589)	(81,553,265)	(1,657,801)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

INVESTVIEW INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(unaudited)

	Nine months ended December 31,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(5,685,524)	$(8,943,636)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	260,576	158,152
Bad debts	-	62,917
Common stock issued for services rendered	2,201,301	2,013,327
Common stock issued in settlement of non-circumvent agreement	133,700	-
Amortization of debt discount relating to convertible notes payable	389,299	1,950,601
Employee stock based compensation	564,980	80,922
Change in fair value of warrant and derivative liabilities	(2,475)	(53,801)
Amortization of financing costs	-	352,019
(Gain) Loss on settlement of debt and warrants	(267,678)	1,911,211
Accretion of marketing agreement	-	270,000
Amortization of deferred compensation	135,837	608,531
Changes in operating assets and liabilities:
Deferred costs	5,504	2,696
Prepaid and other assets	(11,433)	10,114
Accounts payable and accrued liabilities	594,666	342,678
Due to related parties	1,247,266
Deferred revenue	(98,240)	(23,016)
Net cash used in operating activities:	(532,221)	(1,257,285)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash acquired by acquisitions	1,377	-
Payment of long term deposit	(6,750)	-
Net cash provided by (used in) investing activities:	(5,373)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Acquisition of treasury shares	-	(8,589)
Proceeds from issuance of convertible debt, net	500,000	1,625,000
Repayments of notes payable	(30,000)	(309,730)
Proceeds (repayments) of related party advances, net	-	50,000
Net cash provided by financing activities	470,000	1,356,681

Net increase in cash and cash equivalents	(67,594)	99,396
Cash and cash equivalents-beginning of period	179,921	124,031
Cash and cash equivalents-end of period	$112,327	$223,427

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$-	$-
Income taxes	$-	$-
Non cash financing activities:
Common stock issued in settlement of related party advances, notes payable and convertible debt and related interest	$-	$4,795,985
Beneficial conversion feature attributable to convertible debentures	$280,168	$1,397,584
Common stock issued for in settlement of outstanding payables	$-	$27,000
Notes payable exchanged for warrants	$-	$20,000
Common stock issued to acquire Instilend Technologies, Inc	$1,800,000	$-
Common stock issued to acquire Safe	$125,000	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

INVESTVIEW, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A summary of the significant accounting policies applied in the preparation of the accompanying unaudited condensed consolidated financial statements follows:

Business and Basis of Presentation

InvestView, Inc. (the "Company") was formed on August 19, 2005 under the laws of the State of Nevada. On September 18, 2006, the Company changed its name to TheRetirementSolution.Com, Inc., on October 1, 2008 to Global Investor Services, Inc. and on March 27, 2012 to InvestView, Inc. The Company currently markets directly and through its marketing partners as well as online, certain investor products and services that provide financial and educational information to its prospective customers and to its subscribers.

The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Investment Tools & Training, LLC ("ITT"), Razor Data Corp ("Razor"), Instilend Technologies, Inc. ("Instilend") and SAFE Management LLC ("Safe"). All significant inter-company transactions and balances have been eliminated in consolidation.

Interim Financial Statements

The following (a) condensed consolidated balance sheet as of September 30, 2012, which has been derived from audited financial statements, and (b) the unaudited condensed consolidated interim financial statements of the Company have been prepared in accordance with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended December 31, 2012 are not necessarily indicative of results that may be expected for the year ending March 31, 2013. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended March 31, 2012 included in the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission (“SEC”) on June 29, 2012.

Acquisitions

Instilend Technologies, Inc.

On October 24, 2012, the Company acquired Instilend Technologies Inc., pursuant to the terms of that certain Share Exchange Agreement entered into between the Company, Instilend, Todd Tabacco, Derek Tabacco and Rich L’Insalata, the former shareholders of Instilend, dated September 13, 2012.

Upon Closing, the Company acquired 100% of the outstanding securities of Instilend in consideration of 500,000 shares of common stock of the Company and convertible promissory notes in the aggregate principal amount of $541,496 (the “Instilend Notes”)(par value $500,000) for a total purchase price of $2,700,734.

The Instilend Notes bears 5% interest per annum and the interest may be paid in cash or shares of common stock. The Instilend Notes mature three years from the date of issuance and converts into common stock at a price of $8.00 per share. The Company withheld 50,000 shares of common stock to satisfy certain tax liabilities of Instilend.

INVESTVIEW, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012

In addition, each of the Sellers entered into employment agreements, non-compete agreements and lock-ups agreements with the Company. Pursuant to the employment agreements, each of the Sellers have been retained as Vice Presidents of the Company for terms of three years, receiving annual salaries of $156,000. In the event the Company’s monthly revenue is less than the targeted monthly revenue then the Sellers, in lieu of receiving cash, will receive a pro-rata portion of their salary in shares of common stock.

A summary of consideration is as follows:

450,000 shares of the Company's common stock	$1,800,000
50,000 shares of the Company's common stock held in escrow	200,000
Convertible promissory notes (par value $500,000)	541,496
Liabilities assumed	(159,234)
Total purchase price	$2,541,496

Instilend owns the Matador platform and LendEQS platform, client list of a software program known as Stock Locate and the related website, www.locatestock.com.

The following summarizes the current estimates of fair value of assets acquired and liabilities assumed:

Cash	$1,069
Accounts receivable	53,500
Developed Software Technology	1,388,419
Customer relationships	487,531
Employment agreements	60,350
Non compete	256,464
Goodwill	453,397
159,234
Assets acquired	$2,541,496

Safe Management LLC

On November 27, 2012, the Company acquired SAFE Management LLC, pursuant to the terms of that certain Share Exchange Agreement entered into between the Company and Gina Romano and Annette Raynor, the former owners of Safe.

Upon Closing, the Company acquired 100% of the outstanding securities of Safe in consideration of 35,714 shares of common stock of the Company for a total purchase price of $125,000.

A summary of consideration is as follows:

35,714 shares of the Company's common stock	$125,000
Liabilities assumed	-
Total purchase price	$125,000

The following summarizes the current estimates of fair value of assets acquired:

Cash	$308
Investments	1,100
Goodwill	123,592

Assets acquired	$125,000

SAFE Management, LLC is a Registered Investment Advisor (RIA) in the state of New Jersey. SAFE Management provides their clients unique investment products and advisory services that are created and managed by their in-house team of professionals using state of the art analysis tools and the experience of their CFA, Edward Hosinger.

Excluded from the sale is the private fund Secure Acquisition Financial Entity, LP (SAFE LP). In conjunction with the acquisition the Company entered into a two year employment agreement with SAFE’s principal and Investment Advisor Representative and General Partner, Annette Raynor.

The purchase price allocation for the above acquisitions is subject to further refinement as management completes its assessment of the valuation of certain assets and liabilities.

Pro Forma Information

The Pro Forma Condensed Combined Financial Statements Unaudited of the Company, including the Instilend acquisition for the six months ended September 30, 2013, are included in the Form 8-K/A dated February 13, 2013.  The Pro Forma Condensed Combined Financial Statements Unaudited of the Company for the nine months ended December 31, 2012, including the acquisition of Instilend, which closed October 24, 2012, were deemed immaterial.  The activity for Instilend for the 24 days of October was to record approximately $69,000 of revenue and approximately $97,000 of expenses.   The net assets on the balance sheet were approximately $50,000 higher or approximately $57,000.

INVESTVIEW, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012

The Company accounts for acquisitions in accordance with the provisions of ASC 805-10.  The Company assigns to all identifiable assets acquired, a portion of the cost of the acquired company equal to the estimated fair value of such assets at the date of acquisition. The Company records the excess of the cost of the acquired company over the sum of the amounts assigned to identifiable assets acquired as goodwill.

The Company does not amortize goodwill. The Company recorded goodwill in the aggregate amount of $576,989 as a result of the acquisitions of Instilend and Safe during the nine months ended December 31, 2012.

The Company accounts for and reports acquired goodwill under Accounting Standards Codification subtopic 350-10, Intangibles-Goodwill and Other (“ASC 350-10”). In accordance with ASC 350-10, annually the Company tests its intangible assets for impairment or more often if events and circumstances warrant. Any write-downs will be included in results from operations.

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

Product	Recognition Policy
Live Workshops and Workshop Certificates	Deferred and recognized as the workshop is provided or certificate expires

Online training and courses	Deferred and recognized a.) as the services are delivered, or b.) when usage thresholds are met, or c.) on a straight-line basis over the initial product period

INVESTVIEW, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012

Coaching/Counseling services	Deferred and recognized as services are delivered, or on a straight-line basis over the life of the customer’s contract

Website/data fees (monthly)	Not deferred, recognized in the month delivered

Website/data fees (pre-paid subscriptions)	Deferred and recognized on a straight-line basis over the subscription period

SAFE Managed Portfolios	1% Annual Investment Advisory Fee prorated and billed on a monthly basis, revenue is recognized when paid.

White label agreements	Client is charged a license fee for access to products, which is billed and paid on a monthly basis. Revenue is recognized when fee is billed.

Instilend	Client is charged a monthly software license fee for access to the platform. Revenue is recognized when billed.

Cost of Sales and Service

The cost of sales and service consists of the cost of the data feeds that supply real time and stock market data to the Company’s stock analysis software based tool, external partner commissions and other costs associated with the repair or maintenance of the website.

Fair Value of Financial Instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2012 and March 31, 2012. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash and accounts payable. Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

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

For the nine months ended December 31, 2012 and 2011, the Company did not grant stock options to employees. The fair value of vesting options granted in previous years and vested during the three and nine months ended December 31, 2012 of $-0- and $53,947, respectively, and $26,974 and $80,922 for the three and nine months ended December 31, 2011 was recorded as a current period charge to earnings.

In addition, the Company issued restricted stock units ("RSU") during the nine months ended December 31, 2012. The fair value of the vesting RSUs of $300,656 and $511,033 was recorded as a current period charge to earnings during the three and nine months ended December 31, 2012.

INVESTVIEW, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012

Net Loss per Share

The Company follows Accounting Standards Codification subtopic 260-10, Earnings Per Share (“ASC 260-10”) specifying the computation, presentation and disclosure requirements of earnings per share information. Basic loss per share has been calculated based upon the weighted average number of common shares outstanding. The Company excluded 540,250 and 430,459 shares of common stock equivalents, that would be resulted from conversion of convertible debt, or exercise of stock options and warrants, from the diluted loss per share because their effect is anti-dilutive on the computation for the nine months ended December 31, 2012 and 2011, respectively.

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

2. GOING CONCERN MATTERS

The Company’s unaudited condensed consolidated financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred significant recurring losses which have resulted in an accumulated deficit of $81,553,265, net loss of $5,685,524 and net cash used in operations of $532,221 for the nine months ended December 31, 2012 which raises substantial doubt about the Company’s ability to continue as a going concern.

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

INVESTVIEW, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012

3.  PREPAID EXPENSES

From time to time, the Company issues shares of its common stock for services to be performed.  The fair value of the common stock is determined at the date of the contract for services and is amortized ratably over the term of the contract.  As of December 31, 2012 and March 31, 2012, prepaid expenses of this nature were $154,600 and $82,516, respectively.  During the three and nine months ended December 31, 2012 and 2011, the Company charged to operations an aggregate of $39,272 and $135,837, respectively, and an aggregate of $132,364 and $608,531 during the three and nine months ended December 31, 2011, respectively.

4. PROPERTY AND EQUIPMENT

The Company’s property and equipment at December 31, 2012 and March 31, 2012:

	December 31, 2012	March 31, 2012
Software	$4,308,420	$2,920,000
Computer equipment	4,211	4,211
Office equipment	23,568	23,568
	4,336,199	2,947,779
Less accumulated depreciation	(2,798,095)	(2,576,307)
	$1,538,104	$371,472

Depreciation expense charged to operations amounted to approximately $118,000 and $53,000, respectively, for the three months ended December 31, 2012 and 2011, respectively; and approximately $222,000 and $158,000 for the nine months ended December 31, 2012 and 2011, respectively.

5. INTANGIBLE ASSETS

In connection with the acquisitions of Instilend Technologies, Inc. and Safe Management, as described above, the Company acquired certain intangible assets. A summary of the acquired intangible assets and their estimated useful lives are as follows:

Customer relationships, net of amortization of $18,622	$468,909	5 years
Employment agreements, net of amortization of $3,841	56,509	3 years
Non compete, net of amortization of $16,326	240,138	3 years
Goodwill	576,989	Indefinite

Assets acquired	$1,342,545

Amortization expense charged to operations amounted to approximately $38,789 for the three and nine months ended December 31, 2012.

The Company accounts for and reports acquired goodwill under Accounting Standards Codification subtopic 350-10, Intangibles-Goodwill and Other (“ASC 350-10”). In accordance with ASC 350-10, the Company tests its intangible assets for impairment on an annual or more often if events and circumstances warrant. Any write-downs will be included in results from operations.

INVESTVIEW, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012

6. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities consisted of the following at December 31, 2012 and March 31, 2012:

	December 31, 2012	March 31, 2012
Accounts payable	$691,439	$540,014
Accrued consulting and commissions payable	-	14,500
Accrued interest payable, short term	158,692	126,578
Accrued payroll taxes	203,645	7,085
Accrued salaries and wages	208,506	45,727
	$1,262,282	$733,904

7. NOTES PAYABLE

A summary of notes payable at December 31, 2012 and March 31, 2012 are as follows:

On January 20, 2009, the Company received $200,000 in exchange for a promissory note, payable, due July 20, 2009 with interest due monthly at 20% per annum. The note is secured by common stock of the Company and is personally guaranteed by certain officers of the Company. The note contains certain first right of payment should the Company be successful in raising $500,000 to $1,500,000 in a Private Placement Offering before any payments can be distributed from the escrow at the offering. In connection with the issuance of the promissory note payable, the Company issued warrants to purchase its common stock at $2.00 per share for five years. The fair value of the warrants of $101,183, representing debt discount, has been fully amortized. This Note is currently in default. Interest on this note has been fully accrued.

On March 31, 2011, the Company issued a $227,049 unsecured promissory note, subsequently increased to $279,098 during the year ended March 31, 2012, due March 31, 2013 at 8% per annum in exchange for accrued data fees. On August 24, 2012, the Company settled the $279,098 outstanding unsecured promissory note and $23,141 related accrued interest for $30,000 recognizing a gain on settlement of debt of $272,239.

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

INVESTVIEW, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012

At December 31, 2012 and March 31, 2012, balances consist of the following:

	December 31, 2012	March 31. 2012
Note payable, currently in default	$200,000	$200,000
Note payable, due March 31, 2013	-	279,098
Notes payable, due September 2014	20,000	20,000
Notes payable, due September 2015	120,000	120,000
Long term accrued interest	23,600	26,058
Total	363,600	645,156
Less: Notes payable, current portion	(200,000)	(200,000)
Notes payable, long term portion	$163,600	$445,156

8. CONVERTIBLE NOTES

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

For the nine months ended December 31, 2012 and 2011, the Company amortized $301,095 and $202,555 of debt discount to current period operations as interest expense, respectively.

INVESTVIEW, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012

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

For the nine months ended December 31, 2012 and 2011, the Company amortized $2,574 and $889 of debt discount to current period operations as interest expense, respectively.

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

For the nine months ended December 31, 2012 and 2011, the Company amortized $9,334 and $85 of debt discount to current period operations as interest expense, respectively.

Convertible Notes # 4

On March 5, 2012, the Company issued a $100,000 in secured Convertible Promissory Note that matures June 30, 2014. The Promissory Note bears interest at a rate of 8% and can be convertible into 50,000 shares of the Company’s common stock, at a conversion rate of $2.00 per share. Interest will also be converted into common stock at the conversion rate of $2.00 per share. In connection with the issuance of the Convertible Promissory Notes, the Company issued 12,500 warrants to purchase the Company’s common stock at $6.00 per share over five years.

INVESTVIEW, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012

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

For the nine months ended December 31, 2012, the Company amortized $32,468 of debt discount to current period operations as interest expense.

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

For the nine months ended December 31, 2012, the Company amortized $43,829 of debt discount to current period operations as interest expense.

INVESTVIEW, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012

Convertible Notes # 6

On October 24, 2012, in conjunction with the acquisition of Instilend Technologies, Inc., the Company issued an aggregate of $541,496 in secured Convertible Promissory Notes that mature October 2015. The Promissory Notes bear interest at a rate of 5% and can be convertible into 67,687 shares of the Company’s common stock, at a conversion rate of $8.00 per share. Interest will also be converted into common stock at the conversion rate of 8.00 per share.

The Company did not record an embedded beneficial conversion feature in the note since the fair value of the common stock did not exceed the conversion rate at the date of issuance.

At December 31, 2012 and March 31, 2012, convertible note balances consisted of the following:

	December 31, 2012	March 31, 2012
Convertible Promissory Notes #1, net of unamortized discount of $596,715 and $897,810, respectively	$603,285	302,190
Convertible Promissory Note #2, net of unamortized discount of $1,985 and $4,559, respectively	19,015	16,441
Convertible Promissory Notes #3, net of unamortized discount of $24,693 and $34,027, respectively	175,307	165,973
Convertible Promissory Note #4, net of unamortized discount of $64,463 and $96,930, respectively	35,537	3,070
Convertible Promissory Notes #5, net of unamortized discount of $309,256	190,744
Convertible Promissory Notes #6	541,496
Long term interest	186,808	77,796
Total	1,752,192	565,470
Less: convertible notes payable, current portion	19,015	-
Less: convertible notes payable, related party, current portion	-	-
Convertible notes payable, long term portion	1,367,069	386,816
Convertible notes payable-related party, net of discount, long term portion (see Note 10)	$366,108	$178,654

Aggregate maturities of long-term debt as of December 31, 2012 are as follows:

For the twelve months ended December 31,	Amount
2013	$21,000
2014	1,500,000
2015	1,041,496
Total	$2,562,496

9. WARRANT DERIVATIVE LIABILITY

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

The Company recorded a gain on change in fair value of warrant liability of $2,475 and $53,801 for the nine months ended December 31, 2012 and 2011, respectively.

INVESTVIEW, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012

At December 31, 2012, the fair value of the 2,500 warrants containing certain reset provisions were determined using the Black Scholes Option Pricing Model with the following assumptions:

Dividend yield:	-0-%
Volatility	406.03%
Risk free rate:	0.25%

10. RELATED PARTY TRANSACTIONS

Due to Related Party

The Company is periodically advanced noninterest bearing operating funds from related parties and shareholders.  The advances are due on demand and unsecured. At December 31, 2012 and March 31, 2012, due to related party was $207,700 and 105,975, respectively. In addition, as of December 31, 2012, the Company accrued an aggregate of $1,145,541 of unpaid officer salaries and wages.

Convertible Notes Payable, long term portion-related party

As described in Note 8 above, on June 30, 2011, the Company issued a $200,000 convertible promissory note with interest at 8% per annum, due June 30, 2014 to the Company's CEO.  The note is convertible into the Company's common stock at $4.00 per share. In connection with the issuance of the note, the Company issued 25,000 warrants to purchase the Company’s common stock at $6.00 per share over five years.

As described in Note 8 above, on June 30, 2011, the Company issued a $100,000 convertible promissory note with interest at 8% per annum, due June 30, 2014 to the Company's CFO.  The note is convertible into the Company's common stock at $4.00 per share. In connection with the issuance of the note, the Company issued 12,500 warrants to purchase the Company’s common stock at $6.00 per share over five years.

As described in Note 8 above, on December 29, 2011, the Company issued a $100,000 convertible promissory note with interest at 8% per annum, due December 2014 to the Company's CEO.  The note is convertible into the Company's common stock at $4.00 per share. In connection with the issuance of the note, the Company issued 12,500 warrants to purchase the Company’s common stock at $6.00 per share over five years.

As described in Note 8 above, on August 6, 2012, the Company issued a $100,000 convertible promissory note with interest at 8% per annum, due August 6, 2015 to the Company's CEO.  The note is convertible into the Company's common stock at $4.00 per share. In connection with the issuance of the note, the Company issued 12,500 warrants to purchase the Company’s common stock at $6.00 per share over five years.

As described in Note 8 above, on August 12, 2012, the Company issued a $100,000 convertible promissory note with interest at 8% per annum, due August 12, 2015 to the Company's COO.  The note is convertible into the Company's common stock at $4.00 per share. In connection with the issuance of the note, the Company issued 12,500 warrants to purchase the Company’s common stock at $6.00 per share over five years.

11. CAPITAL STOCK

Common stock

On January 30, 2013, the Company amended its Articles of Incorporation to increase the number of authorized shares of its common stock from 7.5 million to 15 million shares.

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

INVESTVIEW, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012

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

In October 2012, the Company issued an aggregate of 38,335 shares of its common stock, valued at $153,340 for services to be rendered.

In November 2012, the Company issued an aggregate of 450,000 shares of its common stock, valued at $1,800,000 for the acquisition of Instilend Technologies, Inc.

In November 2012, the Company issued to the CEO 250,000 shares of its common stock, valued at $1,000,000, as a bonus for services rendered.

In November 2012, the Company issued an aggregate of 3,775 shares of its common stock, valued at $14,345 for services to be rendered.

In December 2012, the Company issued 35,714 shares of its common stock, valued at $125,000 for the acquisition of Safe Management.

In December 2012, the Company issued an aggregate of 44,919 shares of its common stock, valued at $164,741 for services to be rendered.

The letter of intent with respect to the “Quick & Reilly” brand entered between First National Boston Corporation (“FNBC”) and the Company expired pursuant to its terms. The parties have verbally agreed to again commence discussions with respect to the Company’s acquisition of the brand pending FNBC obtaining Federal agency approval with respect to the brand. In September 2012, the Company issued 70,000 shares of its common stock, valued at $284,200, to FNBC as payment for the waiver of a non-circumvent agreement. The fair value of the common stock was charged to current period operations. In conjunction with the issuance, the Company agreed to grant a right to FNBC, which expired unexercised on December 31, 2012, to purchase a secured note paying 8% per annum and warrants in the amount no less than $200,000 and up to $500,000 where the note and warrants have identical terms and conditions issued to Dr. Louro (the Company's CEO) on August 6, 2012.

INVESTVIEW, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012

12. STOCK OPTIONS AND WARRANTS

Employee Stock Options

The following table summarizes the changes in employee stock options outstanding and the related prices for the shares of the Company’s common stock issued to employees of the Company under two employee stock option plans. The nonqualified plan adopted in 2007 is for 65,000 shares of which 47,500 have been granted as of December 31, 2012. The qualified plan adopted in October of 2008 authorizing 125,000 shares was approved by a majority of the Shareholders on September 16, 2009. To date 42,500 shares have been granted as of December 31, 2012.

The following table summarizes the changes in options outstanding and the related prices for the shares of the Company’s common stock issued to employees of the Company at December 31, 2012:

	Options Outstanding			Options Exercisable
			Weighted		Weighted
		Weighted	Average		Average
		Average	Exercise		Exercise
Range of	Number of	Remaining	Price of	Number of	Price of
Exercise	Shares	Contractual	Outstanding	Shares	Exercisable
Prices	Outstanding	Life (Years)	Options	Exercisable	Options
$10.00	35,000	6.76	$10.00	35,000	$10.00
12.00	2,500	4.11	12.00	2,500	12.00
	37,500	6.58	$10.20	37,500	$10.20

Transactions involving stock options issued to employees are summarized as follows:

Weighted
Average
	Number of	Exercise
	Shares	Price
Options outstanding at March 31, 2011	37,500	$10.20
Granted	-	-
Exercised	-	-
Canceled	-	-
Options outstanding at March 31, 2012	37,500	10.20
Granted	-	-
Exercised	-	-
Canceled	-	-
Options outstanding at December 31, 2012	37,500	$10.20

Stock-based compensation expense in connection with options granted to employees for the three and nine months ended December 31, 2012 was $-0- and $53,947, respectively, and $26,974 and $80,922 for the three and nine months ended December 31, 2011, respectively.

INVESTVIEW, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012

Non-Employee Stock Options

The following table summarizes the changes in options outstanding and the related prices for the shares of the Company’s common stock issued to consultants and non-employees of the Company at December 31, 2012:

	Options Outstanding			Options Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
Exercise	Number	Contractual	Exercise	Number of	Exercise
Prices	Outstanding	Life (Years)	Price	Exercisable	Price
$29.00	2,500	0.45	$29.00	2,500	$29.00
84.00	2,500	4.08	84.00	1,500	84.00
	5,000	2.28	$56.00	4,000	$50.00

Transactions involving stock options issued to consultants and non-employees are summarized as follows:

		Weighted
		Average
	Number of	Price
	Shares	Per Share
Options outstanding at March 31, 2011	17,346	$46.00
Granted	-
Exercised	-	-
Expired	(12,346)	(50.00)
Options outstanding at March 31, 2012	5,000	56.00
Granted	-	-
Exercised	-	-
Cancelled or expired	-	-
Options outstanding at December 31, 2012	5,000	$56.00

Restricted Stock Units ("RSU")

The Company has issued RSUs to certain employees.  RSUs issued to date vest in up to 6 to 24 months.

Transactions involving employee RSUs are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at March 31, 2011:	-	$-
Granted	-	-
Exercised	-	-
Canceled or expired	-	-
Outstanding at March 31, 2012:	-	-
Granted	810,000	3.80
Exercised	-	-
Canceled or expired	-	-
Outstanding at December 31, 2012:	810,000	$3.80

During the three and nine months ended December 31, 2012, the Company charged the vesting portion of the RSU's $300,656 and $511,033 to current operations.

INVESTVIEW, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012

Warrants

The following table summarizes the changes in warrants outstanding and the related prices for the shares of the Company’s common stock issued to shareholders at December 31, 2012:

	Warrants Outstanding			Warrants Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
Exercise	Number	Contractual	Exercise	Number	Exercise
Price	Outstanding	Life (Years)	Price	Exercisable	Price
$2.00	10,000	1.06	$2.00	10,000	$2.00
4.00	18,792	1.61	4.00	18,872	4.00
6.00	251,750	3.72	6.00	251,750	6.00
10.00	9,271	2.25	10.00	9,271	10.00
Total	289,813	3.43	$5.45	289,813	$5.45

Transactions involving the Company’s warrant issuance are summarized as follows:

		Average
	Number of	Price
	Shares	Per Share
Warrants outstanding at March 31, 2011	44,479	$8.20
Granted	208,042	6.00
Exercised	-
Cancelled or expired	(25,208)	(10.00)
Warrants outstanding at March 31, 2012	227,313	6.40
Granted	62,500	6.00
Exercised	-	-
Cancelled or expired	-	-
Warrants outstanding at December 31, 2012	289,813	$5.45

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

13.  COMMITMENTS AND CONTINGENCIES

In August 2012 the Company entered into Subscription Agreements with five accredited investors. One of the investors funded $100,000 of a $300,000 subscription agreement. We expect the additional $200,000 to be funded in the March 2013 quarter. See Note 8, Convertible Note 5.

To obtain additional funding for working capital, Investview entered into Subscription Agreements during the period from October 22, 2012 through October 24, 2012, with two accredited investors (the “October 2012 Investors”) for the sale of an aggregate of (i) $800,000 in 8% Secured Convertible Promissory Notes (the “Notes”) and (ii) Common Stock Purchase Warrants (the “Warrants”) to purchase an aggregate of 87,500 shares of our common stock. The closings occurred during the period from October 22, 2012 through October 24, 2012. One of the notes for $100,000 has a forward funding date of not later than December 15, 2012. A second note for $300,000 has a forward funding date of no later than March 15, 2013. The third note for $400,000 has a forward funding date of no later than April 15, 2013.

INVESTVIEW, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012

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

The Notes and Warrants were offered and sold to the October 2012 Investors in a private placement transaction made in reliance upon exemptions from registration pursuant to Section 4(2) under the Securities Act of 1933 and Rule 506 promulgated thereunder.

14.  FAIR VALUE MEASUREMENT

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

INVESTVIEW, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012

The carrying value of the Company’s cash and cash equivalents, accounts receivable, accounts payable, short-term borrowings (including convertible notes payable), and other current assets and liabilities approximate fair value because of their short-term maturity.

The following table provides a summary of changes in fair value of the Company’s Level 3 financial liabilities as of December 31, 2012:

Warrant
Derivative
Liability
Balance, March 31, 2012	$9,862

Transfers in/out:

Total gains:
Initial fair value of debt derivative at note issuance	-
Mark-to-market at December 31, 2012:
- Warrants reset provision	(2,475)

Balance, December 31, 2012	$7,387

Net gain for the period included in earnings relating to the liabilities held at December 31, 2012	$2,475

15. OFFICER COMPENSATION

During the nine months ended December 31, 2012, the Company recognized $412,500 of accrued salary and bonus pursuant to the employment agreement of the chief executive. The CEO’s salary increased from $300,000 to $400,000 beginning with the September 2012 quarter. In respect of the CEO’s salary and bonus not being paid during fiscal year 2012, the CEO and the board agreed to award the CEO 150,000 restricted shares. The cost of this award was $600,000, which was charged to earnings in the June 2012 quarter. In addition, in the December 2012 quarter, the board awarded the CEO 250,000 restricted shares for his successful efforts in performing certain activities approved by the Board of Directors. The cost of this bonus of $1,000,000 was recognized during the December 2012 quarter. The COO and CFO have not been paid since their employment dates. We have accrued salary and bonus of approximately $340,000 for the COO and CFO. Additionally, approximately $490,000 has been charged to earnings for the nine months ended December 31, 2012 for RSUs granted to the COO and CFO. These RSUs are currently unvested.

On December 6, 2012, we terminated our former acting CFO who is also a Director on our Board of Directors. We accrued $325,000 in severance payments. We anticipate paying this out over the remaining term of his agreement of two years.

16. SUBSEQUENT EVENTS

On January 31, 2013, the holder of Convertible Note #4 effected conversion of this note under its stated conversion terms.

On, February 7, 2013, the Company entered into a Letter of Intent with a third party (“Licensee”) who wishes to obtain exclusive rights in the United States to use the Instilend technology (“Software”) for use in a mini-prime execution and clearing business (“Joint Venture”). Two items are binding on the Licensee:

1)	One on the three Instilend employees who have a three year employment agreement and a non-compete will be assumed by the Licensee on March 1, 2013, and

2)	The Licensee will cause to be transferred to the Company, 250,000 shares of the Company’s stock issued in connection with the Instilend acquisition to be returned to the Company.

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

This Quarterly Report Form 10-Q, including this discussion and analysis by management, contains or incorporates forward-looking statements. All statements other than statements of historical fact made in this report are forward looking. In particular, the statements herein regarding industry prospects and future results of operations or financial position are forward-looking statements. These forward-looking statements can be identified by the use of words such as “believes,” “estimates,” “could,” “possibly,” “probably,” “anticipates,” “projects,” “expects,” “may,” “will,” or “should” or other variations or similar words. No assurances can be given that the future results anticipated by the forward-looking statements will be achieved. Forward-looking statements reflect management’s current expectations and are inherently uncertain. Our actual results may differ significantly from management’s expectations. For factors that may cause actual results to differ from management’s expectations, reference should be made to the Company’s Form 10-K for the year ended March 31, 2012 filed with the Securities and Exchange Commission and our other periodic filings with the Securities and Exchange Commission.

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

Corporate History

InvestView, Inc. (hereinafter referred to as the “Company”, “InvestView” or “INVU”) was formed in the State of Nevada on August 19, 2005. Effective September 16, 2006, the Company changed its name to TheRetirementSolution.com, Inc., on October 1, 2008 the Company changed its name to Global Investor Services, Inc. and on March 27, 2012, the Company changed its name to InvestView, Inc. The Company was initially formed to market portfolios of stocks via subscription. In 2007, a new chief executive officer was installed and a strategy was developed to create and market a diverse portfolio of products and services for the financial education and financial information industry. This strategy included strategic acquisitions, such as the acquisitions of Razor Data, LLC and Investment Tools and Training, LLC, which have provided the Company with an integrated platform in which it can market and deliver investor education products and investor services. In June 2011 a new CEO was installed. The stock symbol is INVU.

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

White Label with Broker

In October 2012, we entered into a software license and marketing agreement with a broker-dealer. The broker will use our “Newsletter” products (e.g., our 7 Minute ideas) and our “software” (e.g., electronic stock market and trading research tools) on a white label basis for their clients. Starting in January 2013 we will receive a subscription fee. For the first six months, we will receive subscription royalties of $7,500 per month. For the second six months, the Company will also receive success fees for hitting certain milestones. The agreement is for one year and may be renewed if both parties agree with the new term and value.

Results of Operations

Three months ended December 31, 2012 compared to three months ended December 31, 2011:

Revenues:

	Three Months Ended		Three Months Ended
	December 31, 2012		December 31, 2011		Variance
Subscription revenues	$463,389	100%	$581,972	100%	$(118,583)	(20)%

We realized a drop in our revenues of 20% for the three months ended December 31, 2012 from the prior year as we continue to transition to our online based modeling. We proactively introduced both new products and a new marketing strategy to improve the lifetime value of our accounts. We are now emphasizing our online based business model which provides subscription based services including trading ideas, tools and education through live and recorded webinars and is marketed through a number of online media channels. Our trading and education tools are located at www.investview.com whereas our 7 minute trader product has its own website at www.7minute trader.com.

As we measured the attrition rates of the trading and education offerings we determined that their lifetime value was approximating our cost of acquisition. As clients move through the education modules they tend to exhaust their interest and either attrite or shift to the lower priced trading modules. Introduction of the 7 minute trader has resulted in a better adoption rate, a markedly improved retention rate and significantly lower acquisition costs. As a result we decreased our advertising spend about 30% from the same quarter last year or about $309,000.

This quarter also included about $114,000 more accretion of deferred revenues than the same quarter last year.

Operating Costs and Expenses:

A summary of significant operating costs and expenses for the three months ended December 31, 2012 and the three months ended December 31, 2011 follows:

	Three Months		Three Months
	Ended		Ended
	December 31, 2012		December 31, 2011		Variance
Costs of sales and services	$121,815	3%	$159,640	7%	$(37,825)	(24)%
Selling, general and administrative	3,515,137	93%	2,083,643	91%	1,431,494	69%
Depreciation and amortization	156,909	4%	52,717	2%	104,192	198%
Total	$3,793,861	100%	$2,296,000	100%	$1,497,861	65%

Operating costs were substantially higher this quarter versus the same quarter last year, primarily from an increase of selling, general and administrative expenses.

During the three months ended December 31, 2012, our cost of sales and service was $121,815 as compared to $159,640 during the three months ended December 31, 2011. Most of this expense is composed of stock market data feeds to the Company’s core educational product line’s stock analysis tools. As a percentage of revenues, the operating margin increased to 74% in the current quarter from 73% in the same quarter last year. Beginning with the new calendar year we have eliminated the need for real time data costs. We, therefore, expect to see a marked improvement in this cost element.

Our selling, general and administrative expenses increased from $2,083,643 for the three months ended December 31, 2011 to $3,515,137 in current 2012 period or $1,431,494 (69%). Last year the Company incurred approximately $1,481,000 in compensation expense as compared to $3,141,893 for the current period. In addition, professional fees increased over the same quarter last year by approximately $239,000 primarily related to the various transactions we have been involved in. We also had a decrease in our marketing and advertising this quarter versus the same quarter last year of approximately $305,000, as described in our net revenues.

Depreciation and amortization increased from $52,717 to $156,909 or an increase of $104,192 primarily to the acquisition of depreciable and amortizable assets acquired in connection with the Instilend Technologies, Inc. acquisition.

Other:

A summary of significant other income (expenses) for the three months ended December 31, 2012 and the three months ended December 31, 2012 follows:

	Three Months		Three Months
	Ended		Ended
	December 31, 2012		December 31, 2011		Variance
Interest	$(203,506)	(101)%	$(165,161)	(104)%	$(38,345)	(23)%
Gain (loss) on change in fair value of warrant and derivatives	$2,612	1%	$6,836	4%	$(4,224)	(62)%
Gain (loss) on settlement of debt	-	-%	-	-%	-	-%
Interest and other, net	-	-%	-	-%	-	-%
Total	$(200,894)	(100)%	$(158,325)	100%	$(42,569)	(27)%

Interest expense increased from $165,161 to $203,506, a $38,345 or 23% increase.  The increase is because of the significant recapitalization of the Company over the past year along with added debt with our Instilend acquisition.

During the year ended March 31, 2010, we issued promissory notes and related warrants that contain certain reset provisions.  As such, we are required to record these reset provisions as a liability and mark them to market each reporting period.  For the three months ended December 31, 2012, we recorded a gain of $2,612 in change in the fair value of these reset provisions vs. a gain for the three months ended December 31, 2011 of $6,836. The volatility of our stock price decreased in fiscal year 2012 from the prior fiscal year. This decrease in volatility caused the value of the warrants to decrease and resulted in some of the loss in the current period.

In addition, during the year ended March 31, 2012, we modified a significant number of these outstanding warrants and reduced the number of warrants with reset provisions to 2,500 warrants.

Nine months ended December 31, 2012 compared to nine months ended December 31, 2011:

Revenues:

	Nine Months Ended		Nine Months Ended
	December 31, 2012		December 31, 2011		Variance
Subscription revenues	$1,409,878	100%	$1,672,081	0%	$(262,203)	(16)%

We realized a drop in our revenues of 16% for the nine months ended December 31, 2012 from the same period last year as we continue to transition to our online based modeling. We proactively introduced both new products and a new marketing strategy to improve the lifetime value of our accounts. We are now emphasizing our online based business model which provides subscription based services including trading ideas, tools and education through live and recorded webinars and is marketed through a number of online media channels. Our trading and education tools are located at www.investview.com whereas our 7 minute trader product has its own website at www.7minute trader.com.

As we measured the attrition rates of the trading and education offerings we determined that their lifetime value was approximating our cost of acquisition. As clients move through the education modules they tend to exhaust their interest and either attrite or shift to the lower priced trading modules. Introduction of the 7 minute trader has resulted in a better adoption rate, a markedly improved retention rate and significantly lower acquisition costs. As result we decreased our advertising spend about $1.1 million from the same period last year.

This period also included about $98,000 more accretion of deferred revenues than the same period last.

Operating Costs and Expenses:

A summary of significant operating costs and expenses for the nine months ended December 31, 2012 and the nine months ended December 31, 2011 follows:

	Nine Months		Nine Months
	Ended		Ended
	December 31, 2012		December 31, 2011		Variance
Costs of sales and services	$447,177	7%	$548,727	8%	$(101,550)	(19)%
Selling, general and administrative	6,106,894	90%	5,834,019	89%	272,875	5%
Depreciation and amortization	260,576	3%	158,152	3%	102,424	65%
Total	$6,814,647	100%	$6,540,898	100%	$273,749	4%

Operating costs were higher year over year, primarily from an increase in of selling, general and administrative expenses and depreciation and amortization.

During the nine months ended December 31, 2012, our cost of sales and service was $447,177 as compared to $548,727 during the nine months ended December 31, 2011. Most of this expense is composed of stock market data feeds to the Company’s core educational product line’s stock analysis tools. As a percentage of revenues, the operating margin improved to 68% in the current quarter from 67% in the same quarter last year primarily because the reduction in revenue. Beginning with the new calendar year we have eliminated the need for real time data costs. We, therefore, expect to see a marked improvement in this cost element.

Our selling, general and administrative expenses increased from $5,834,019 for the nine months ended December 31, 2011 to $6,106,894 in current 2012 period or $272,875 (5%). Last year the Company incurred approximately $3,414,451 as compensation expense as compared to $4,986,852 for the current period. In addition, for the nine months ended December 31, 2011, we incurred additional professional fees of approximately $280,000 primarily related to the various transactions we have been involved in. We also had a decrease in marketing and advertising expense when comparing the current nine months of this year to the same period last year of approximately $1,101,000.

Depreciation and amortization increased from $158,152 to $260,576 or an increase of $102,424 primarily due to the acquisition of depreciable and amortizable assets acquired in connection with the Instilend Technologies, Inc. acquisition.

Other:

A summary of significant other income (expenses) for the nine months ended December 31, 2012 and the nine months ended December 31, 2012 follows:

	Nine Months		Nine Months
	Ended		Ended
	December 31, 2012		December 31, 2011		Variance
Interest	$(551,109)	(196)%	$(2,217,361)	54%	$1,666,252	75%
Gain (loss) on change in fair value of warrant and derivatives	$2,475	-%	$53,801	(1)%	$(51,326)	(95)%
Gain (loss) on settlement of debt	267,678	96%	(1,911,211)	47%	2,178,889	114%
Interest and other, net	201	-%	(48)	-%	249	-
Total	$(280,755)	100%	$(4,074,819)	100%	$3,794,064	93%

Interest expense decreased from $2,217,361 to $551,109, a $1,666,252 or 75% decrease.  The decrease is because of the significant recapitalization of the Company over the past year.

During the year ended March 31, 2010, we issued promissory notes and related warrants that contain certain reset provisions.  As such, we are required to record these reset provisions as a liability and mark them to market each reporting period.  For the nine months ended December 31, 2012, we recorded a gain of $2,475 in change in the fair value of these reset provisions vs. a gain for the nine months ended December 31, 2011 of $53,801. The volatility of our stock price increased in fiscal year 2012 from the prior fiscal year. This increase in volatility caused the value of the warrants to increase and resulted in some of the gain in the current period.

In addition, during the year ended March 31, 2012, we modified a significant number of these outstanding warrants and reduced the number of warrants with reset provisions to 2,500 warrants.

In addition, for the nine months ended December 31, 2011, we settled or restructured a significant portion of our outstanding convertible debt obligations and warrants containing reset provisions.  As such, we incurred a loss on debt settlement of $1,911,211 as compared to a gain of $267,678 for the nine months ended December 31, 2012 as a primary result of settlement of an outstanding note payable.

Cash Used in Operating Activities:

During the nine months ended December 31, 2012, we were able to decrease our rate of usage of cash on a monthly basis from operations to approximately $59,000 as compared to approximately $140,000 in the same period last year. In the quarter ended December 31, cash used in operations was down to $70,249 or about $24,000 per month.

Liquidity and Capital Resources

During nine months ended December 31, 2012, the Company incurred a loss from operations of $5,685,524. However, only $532,221 was cash related. This negative cash flow was funded by existing cash, issuance and closing of $500,000 of additional convertible notes payable and borrowing from related parties. As a result, our cash and cash equivalents increased by $67,594 to $112,327 from the beginning of the fiscal year of $179,921.

The Company's current liabilities exceeded its current assets (working capital deficit) by $2,641,036 as of December 31, 2012 as compared to $952,214 at March 31, 2012. The increase in the working capital deficit is primarily due to the combination of increased accounts payable and accrued expenses of $528,378 and due to related parties of $1,247,266 (primarily composed of accrued salaries and wages). We anticipate funding and closing of the remaining $200,000 of August convertible notes in the March 2013 quarter. We also anticipate the funding and closing of the remaining October convertible notes of $700,000 in March and April of 2013. In addition we no longer anticipate $100,000 of the October convertible notes funding and closing.

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

For the nine months ended December 31, 2012 and 2011, the Company did not grant stock options to employees. The fair value of vesting options granted in previous years and vested during the three and nine months ended December 31, 2012 of $-0- and $53,947, respectively, and $26,974 and $80,922 for the three and nine months ended December 31, 2011 was recorded as a current period charge to earnings.

In addition, the Company issued a restricted stock units ("RSU") during the nine months ended December 31, 2012. The fair value of the vesting RSU of $300,656 and $353,085 was recorded as a current period charge to earnings during the three and nine months ended December 31, 2012.

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

Changes in Internal Controls

Other than mentioned above, there were no changes in our internal controls over financial reporting during the fiscal quarter ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business.  However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. We are not involved in a legal proceeding which commenced or in which there was a material development during the quarter ended December 31, 2012.

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

In October 2012, the Company issued an aggregate of 38,335 shares of its common stock, valued at $153,340 for services to be rendered.

In November 2012, the Company issued an aggregate of 450,000 shares of its common stock, valued at $1,800,000 for the acquisition of Instilend Technologies, Inc.

In November 2012, the Company issued 250,000 shares of its common stock, valued at $1,000,000, as an officer bonus for services rendered.

In November 2012, the Company issued an aggregate of 3,775 shares of its common stock, valued at $14,345 for services to be rendered.

In December 2012, the Company issued 35,714 shares of its common stock, valued at $125,000 for the acquisition of Safe Management.

In December 2012, the Company issued an aggregate of 44,919 shares of its common stock, valued at $164,741 for services to be rendered.

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

ITEM 4 – Mine Safety Disclosures.

Not Applicable.

ITEM 5 – OTHER INFORMATION

NONE

ITEM 6 – EXHIBITS

Number	Description

3.1	Articles of Incorporation (incorporated by reference to Exhibit 3 to the Company’s 10SB12G filed on August 12, 1999)

3.2	Certificate of Amendment to Registrant’s Articles of Incorporation (incorporated by reference to Exhibit 3 to the Company’s 10SB12G filed on August 12, 1999)

3.3	By-Laws (incorporated by reference to Exhibit 3 to the Company’s 10SB12G filed on August 12, 1999)

3.4	Amendment to Articles of Incorporation or by-laws (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed on February 15, 2007)

3.5	Certificate of Change filed pursuant to NRS 78.209 (incorporated by reference to Exhibit 4.4 to the Company’s Form 8-K filed on April 6, 2012)

3.6	Articles of Merger filed pursuant to NRS 92.A.200 (incorporated by reference to Exhibit 4.4 to the Company’s Form 8-K filed on April 6, 2012)

4.1	Form of Exchange Agreement, dated September 30, 2010 (1)

4.2	Exchange Agreement by and between Global Investor Services, Inc. and Allied Global Ventures LLC, dated September 30, 2010 (2)

4.3	Form of Subscription Agreement dated July 7, 2011 (3)

4.4	Form of 8% Secured Convertible Note dated July 7, 2011 (3)

4.5	Form of Common Stock Purchase Warrant dated July 7, 2011 (3)

4.6	Form of Security Agreement dated July 7, 2011 (3)

4.7	Form of Agreement entered with Marketing Investors (4)

4.8	Form of Subscription Agreement – August 2012 (8)

4.9	Form of 8% Secured Convertible Note – August 2012 (8)

4.10	Form of Common Stock Purchase Warrant – August 2012 (8)

4.11	Form of Security Agreement – August 2012 (8)

4.12	Form of 5% Convertible Promissory Note issued in October 2012 to former shareholders of Instilend Technologies Inc. (filed herewith)

10.1	Employment Agreement by and between Global Investor Services Inc. and Dr. Joseph J. Louro dated June 7, 2011 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on June 29, 2011).

10.2	Letter Agreement by and between Global Investor Services Inc. and Dr. Joseph J. Louro dated June 29, 2011 (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on June 29, 2011

10.3	Agreement by and between Global Investor Services Inc., Wealth Engineering LLC, Wealth Engineering and Development Incorporated, Annette Raynor and Mario Romano dated July 12, 2011 (5)

10.4	Exchange Agreement, dated September 29, 2011, by and between Global Investor Services, Inc. and Allied Global Ventures, LLC. (6)

10.5	Exchange Agreement, dated September 29, 2011, by and between Global Investor Services, Inc. and Allied Global Ventures, LLC.(6)

10.6	Employment Agreement by and between Investview, Inc. and John “Randy” MacDonald dated May 15, 2012 (7)

10.7	Employment Agreement by and between Investview, Inc. and David M. Kelley dated August 16, 2012 (8)

10.8	Share Exchange Agreement between Investview Inc., Todd Tabacco, Derek Tabacco, Rich L’Insalata and Instilend Technologies Inc. (8)

31.1	Certification of Principal Executive Officer pursuant to 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Exhibit 31.1

31.2	Certification of Principal Financial Officer pursuant to 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS **	XBRL Instance Document
101.SCH **	XBRL Taxonomy Schema
101.CAL **	XBRL Taxonomy Calculation Linkbase
101.DEF **	XBRL Taxonomy Definition Linkbase
101.LAB **	XBRL Taxonomy Label Linkbase
101.PRE **	XBRL Taxonomy Presentation Linkbase

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

INVESTVIEW, INC

Dated: February 13, 2013	By:	/s/ Dr. Joseph J. Louro
Dr. Joseph J. Louro
Chief Executive Officer
(Principal Executive Officer)

Dated: February 13, 2013	By:	/s/ John R. MacDonald
John R. MacDonald
Chief Financial Officer
(Principal Financial Officer and Accounting Officer)

