Form 10-K
period 2013-03-31
Investview, Inc.
filed 2013-07-01
CIK 862651

U.S. Securities and Exchange Commission

Washington, DC 20549

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED

March 31, 2013

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from__________________ to _______________________.

Commission File Number 000-27019

InvestView, Inc.

(Exact name of registrant as specified in its charter)

Nevada	87-0369205
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

54 Broad Street, Suite 303

Red Bank, New Jersey, 07701

(Address of principal executive offices)

Issuer’s telephone number: (732) 380-7271

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

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act) Yes ☐      No  ☒

As of September 30, 2012, the aggregate market value of the issued and outstanding common stock held by non-affiliates of the registrant, based upon the closing price of the common stock as traded on the OTCBB of $4.00 was approximately $11,545,000.   For purposes of the above statement only, all directors, executive officers and 10% shareholders are assumed to be affiliates.  This determination of affiliate status is not necessarily a conclusive determination for any other purpose.

As of July1, 2013, there were 5,576,005 shares of common stock par value $.001 per share, outstanding.

Documents incorporated by reference.

NONE

INVESTVIEW, INC.

2013 FORM 10-K ANNUAL REPORT

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

PART I

ITEM 1.   BUSINESS

Corporate History

InvestView, Inc. (hereinafter referred to as the “Company”, “InvestView” or “INVU”) was incorporated in the State of Nevada on August 1, 2005 as Voxpath Holdings, Inc.. Effective September 18, 2006, the Company changed its name to TheRetirementSolution.com, Inc., on October 1, 2008 the Company changed its name to Global Investor Services, Inc. and on March 27, 2012, the Company changed its name to Investview, Inc. The Company was initially formed to market portfolios of stocks via subscription. In 2007, a new chief executive officer was installed and a strategy was developed to create and market a diverse portfolio of products and services for the financial education and financial information industry. This strategy included strategic acquisitions, such as the acquisitions of Razor Data, LLC and Investment Tools and Training, LLC, which have provided the Company with an integrated platform in which it can market and deliver investor education products and investor services. The stock symbol is INVU.

Corporate Governance

On February 28, 2013 Mr. MacDonald resigned as the President and Chief Financial Officer citing other interests.

Recent Developments

Instilend Technologies, Inc.

On May 2, 2013, the Company, its wholly-owned subsidiary, Instilend Technologies Inc. ("Instilend") and Fortified Management Group, LLC ("Fortified") entered into an Asset Purchase Agreement (the "APA"), pursuant to which Instilend sold all of its assets, including its proprietary Matador, Locate Stock and LendEQS platforms, to Fortified in consideration of $3,000,000 (the "Purchase Price") consisting of 250,000 shares of common stock of the Company which were returned to the Company for cancellation, $2,500 per month commencing on the 90th day after the Closing Date which will be increased to $5,000 per month as of the 270th day following the Closing Date, a Secured Promissory Note in the principal amount of $1,250,000 (the "APA Note"), the assumption by Fortified from the Company of 5% Convertible Promissory Notes (the "Seller Notes") originally issued by the Company to Todd Tabacco, Derek Tabacco and Richard L'Insalata in the aggregate amount of $500,000 and additional monthly royalties of 5% after the payment of the $1,250,000 Secured Promissory Note up to $4,000,000 as set forth in Schedule 3 of the APA. In the event of uncured default of the terms of the APA the Company has the right to take the assets back and to operate the business. In addition, $150,000 of the Purchase Price (the "Escrow Funds") will be used towards the payment by the Company of certain tax liabilities owed by Instilend. The Escrow Funds will be held in escrow until the Company has entered into settlement agreements with the relevant tax authorities, at which time the Company may authorize the Escrow Funds to be released for payment to the relevant tax authorities. In the event of a failure by the Company to make any payments in accordance with the terms of any such settlement agreements, the Company will issue shares of its common stock to Fortified equal to three times the unpaid amount of the remaining unpaid tax liabilities. As a result of the sale of the operating assets relating to the stock loan business, management of the Company, as of the Closing Date, elected to impair the remaining assets in the business including the goodwill, customer list and covenants to not compete. The impaired assets were initially recorded as a result of the acquisition of Instilend.

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

Our offerings generallyconsist of three components:

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

Tools:

The principal tool we offer is Market Point. It consists of five major categories for both fundamental and technical analysis for proper stock evaluation:

1)	Charts
2)	Stock Watch
3)	Markets
4)	Calendars
5)	Campus

Education and Training:

The training has four major categories from Investing Essentials to Advanced Technicals and Options:

1)	Essentials (8 one hour courses)
2)	Technicals
3)	Options
4)	Advanced:
a.	Technicals
b.	Options

Application of tools and education:

Trading Rooms:

Three levels of live webinars (actual trade ideas for the coming week):

1)	Monday – all levels but geared toward beginners (Core Investing Room)
2)	Tuesday, Wednesday and Thursday – trade of the day from entry to exit
3)	Friday – Trading room

Newsletters:

1)	All of the trades highlighted in the trading room are delivered via email
2)	Stocktalk covers stocks and market news

Coach’s Corner (Monday – Thursday plus 3rd Friday of every month):

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

“The 7 Minute Stocks”

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

 “The 7-Minute Options”

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

InvestView is currently designing additional 7-Minute products for introduction in the second half of the calendar year 2013.

New Products

7 Minute Investor (InvestView Portfolios)

InvestView’s recent acquisition of SAFE Management, LLC, a Registered Investment Advisor (RIA) in the state of New Jersey the firm will be able to expand its subscriber based newsletter offerings. SAFE Management LLC has created custom portfolios under the direction of Edward F. Hosinger, CFA specifically for InvestView. These portfolios will allow us to expand our newsletter product line to include these portfolios as an alternative to mutual funds for self-directed investors. InvestView will offer these portfolios as the 7 Minute Investor subscription product.

SAFE Management LLC will continue to provide managed client services to individuals who seek the services of a financial professional for their investment capital. We view the advisory services offered by SAFE Management as a strong alternative for the investor who lacks the time to manage their investment portfolios.

SAFE Management LLC provides their clients unique investment products and advisory services that are created and managed by their in-house team of professionals using state of the art analysis tools and the experience of their CFA, Edward Hosinger. SAFE believes it is a combination of human experience and technology that can make a difference in today’s uncertain market climate.

SAFE Management LLC provides their clients unique investment products and advisory services that are created and managed by their in-house team of professionals using state of the art analysis tools and the experience of their CFA, Edward Hosinger. SAFE believes it is a combination of human experience and technology that can make a difference in today’s uncertain market climate.

SAFE Management will allow us to expand our subscription based newsletter offerings and provide us an entry into managed assets. We believe this provides the best of both worlds – long term portfolio strategies for the self-directed investor and/or an advisor to manage their assets.

Marketing

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

We offer our products primarily through our websites:

www.investview.com

www.7minutetrader.com.

www.7minuteoptions.com

www.7minutestocks.com

Offer Strategy

Over this past year Investview implemented a significant change in its offer strategy to new subscribers.

First, we moved our primary sales focus from our broader educational offering (our “Core” product) to a more specific and actionable weekly newsletter strategy (our “7-Minute” product line). This single change has produced a lower overall cost of sale as well as greater long-term retention.

The broader educational offering brings in more revenue up front due to its set-up fee and monthly subscription, ranging from $99 to $199. However, we found that the life-time value of the 7 minute products, even at a lower price point (i.e., $49.95 per month per subscription) tends to be higher. This is primarily due to the significantly longer average subscribership duration of a 7-Minute product client.

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

Employees

As of June 25, 2013, the Company has 14 employees. The Company has not experienced any work stoppages and considers relations with its employees to be good.

Internet Address

Additional information concerning our business can be found on our Web site at www.investview.com and www.gisvonline.com for the most up-to-date corporate financial information, presentation announcements, transcripts and archives. Web site links provided in this report, although correct when published, may change in the future. We make available free of charge on our Web site our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports, as soon as reasonably practicable after we electronically file such material with or furnish it to the SEC.

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

From our inception on August 1, 2005 through March 31, 2013, we have incurred cumulative losses of $85,199,051. As a result of the start-up nature of our business, we expect to continue to incur substantial expenses. There can be no assurance that we will achieve profitability in the immediate future or at any time. Our cash balance on March 31, 2013 was $176,282 and our average cash burn for the year ended March 31, 2013 was approximately $86,000 per month. As of the date of this filing, we have minimal operating capital to continue our business and marketing initiatives for the next twelve months. As a result, the Company continues to actively secure additional financing for working capital through the sale of its securities.

Our independent auditors have expressed substantial doubt about our ability to continue as a going concern.

In their audit opinion issued in connection with our consolidated balance sheets as of March 31, 2013 and our related consolidated statements of operations, deficiency in stockholders’ equity, and cash flows for the year ended March 31, 2013, our auditors have expressed substantial doubt about our ability to continue as a going concern given our recurring net losses, negative cash flows from operations and the limited amount of funds on our balance sheet.  We have prepared our financial statements on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.  The consolidated financial statements do not include any adjustments that might be necessary should we be unable to continue in existence. This could make it more difficult to raise capital in the future.

Given our historical financial losses and current financial condition, we will need additional financing to execute our business plan for the fiscal year ending March 31, 2014. Our inability to obtain sufficient additional capital could reduce the value the market currently places on our common stock.

We have no current commitment for such future funding and there can be no assurance that additional capital will be available on terms acceptable to us, or at all. Selling additional stock dilutes the equity interests of our stockholders. Further, if we sell stock at a price lower than the conversion price of the Notes held by the selling stockholders, the number of shares of our common stock issuable upon conversion of those Notes will automatically increase; thereby further diluting the equity interests of our stockholders. If we are unable to secure additional capital, we will be forced to reduce our investment in development and commercialization efforts, which will impair our ability to execute our plans. We used cash of  $1,030,766 in operating activities for the fiscal year ended March 31, 2013.

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

Our success depends in part on our ability to retain key employees including our executive officers. Although we have certain employment agreements in effect with our executives, each executive can terminate his or her agreement generally with 90 days’ notice. It would be difficult for us to replace any one of these individuals. In addition, as we grow we will need to hire additional key personnel. We may not be able to identify and attract high quality employees or successfully assimilate new employees into our existing management structure.

Risks Related to Our Common Stock

We have a history of operating losses and expect to report future losses that may cause our stock price to decline.

For the operating period since inception (August 1, 2005) through March 31, 2013, we have incurred a net cumulative loss of $85,199,051. The Net Operating Loss for the year ended March 31, 2013 was $9,331,310. We expect to continue to incur losses as we spend additional capital to market our products and establish our infrastructure and organization to support anticipated operations.  We cannot be certain whether we will ever be profitable, or if we do, that we will be able to continue to be profitable. Also, any economic weakness or global recession may limit our ability to market our products. Any of these factors could cause our stock price to decline and result in you losing a portion or all of your investment.

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

Although a trading market for our common stock exists, the trading volume has not been significant and an active trading market for our common stock may never develop. There currently is no analyst coverage of our business. During the period from March 31, 2009 through March 31, 2013  the average daily trading volume of our common stock was approximately  2,070 shares (or approximately   0.1% of the shares currently available in the market as of March 31, 2013). The trading volume of our shares will continue to be limited due to resale restrictions under applicable securities laws and the fact that approximately 45% of our outstanding shares are held by officers, directors and stockholders holding greater than a 5% interest in the Company. As a result of the limited trading market for our common stock and the lack of analyst coverage, the market price for our shares may continue to fluctuate significantly and will likely be more volatile than the stock market as a whole. There may be a limited demand for shares of our common stock due to the reluctance or inability of certain investors to buy stocks quoted for trading on the OTC Bulletin Board, lack of analyst coverage of our common stock and limited trading market for our common stock. As a result, even if prices appear favorable, there may not be sufficient demand to complete a stockholder’s sell order. Without an active public trading market or broader public ownership, shares of our common stock are likely to be less liquid than the stock of public companies with broad public ownership and an active trading market, and any of our stockholders who attempt to sell their shares in any significant volumes may not be able to do so at all, or without depressing the publicly quoted bid prices for our shares.

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

Although our common stock trades on the OTCBB and the OTCQB, a regular trading market for our common stock may not be sustained in the future. FINRA and OTC Markets limits quotation on the OTCBB and OTCQB, respectively, to securities of issuers that are current in their reports filed with the SEC. If we fail to be current in the filing of our reports with the SEC, our common stock will not be able to be traded on the OTCBB or the OTCQB.  The OTCBB and the OTCQB is an inter-dealer market that provides significantly less liquidity than a national securities exchange or automated quotation system. Quotes for stocks included on the OTCBB and OTCQB are not listed in the financial sections of newspapers as are those for stocks listed on national securities exchanges or automated quotation systems. Therefore, prices for securities traded solely on the OTCBB or OTCQB may be difficult to obtain and holders of common stock may be unable to resell their securities at or near their original offering price or at any price. Market prices for our common stock may be influenced by a number of factors, including:

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

If we fail to maintain adequate internal controls or fail to implement required new or improved controls, as such control standards are modified, supplemented or amended from time to time; we may not be able to assert that we can conclude on an ongoing basis that we have effective internal controls over financial reporting. Effective internal controls are necessary for us to produce reliable financial reports and are important in the prevention of financial fraud.  If we cannot produce reliable financial reports or prevent fraud, our business and operating results could be harmed, investors could lose confidence in our reported financial information, and there could be a material adverse effect on our stock price. We have examined and evaluated our internal control procedures, including controls over financial reporting to satisfy the requirements of Section 404(a) of the Sarbanes-Oxley Act, as required for our Annual Report on Form 10-K for the year ended March 31, 2013, and noted weaknesses that need to be addresses during the current reporting period in order for our internal controls to be effective. Failure to implement and maintain internal controls in accordance with sections 302 and 404(a) of the Sarbanes-Oxley Act of 2002 could have a material adverse effect on our business and stock price.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.  PROPERTIES

In April 2013, in order to reduce expenses, the Company’s corporate offices were relocated into a smaller space of approximately 1,200 square feet for $3,000 per month at 54 Broad Street, Red Bank, New Jersey. In addition, the Company vacated its facility in Draper, Utah at the end of May 2013 and the lease terminated. Currently, the eight employees in the Utah operations are telecommuting and the Company’s servers have been relocated into a “Computing Cloud” service..

The Company believes that its current properties are adequate for its current and immediately foreseeable operating needs. The Company does not have any policies regarding investments in real estate, securities or other forms of property.

ITEM 3. LEGAL PROCEEDINGS

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business.  However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. The Company had no pending legal proceedings or claims other than described above as of March 31, 2013.

None of our directors, officers, or affiliates are involved in a proceeding adverse to our business or have a material interest adverse to our business.

 ITEM 4. Mine Safety Disclosure

Not Applicable

PART II

ITEM  5.   MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

The Company’s common stock is traded on the OTC Bulletin Board, referred to herein as the OTCBB, and on the OTC Markets on the OTCQB,under the symbol “INVU”. Prior to April 9, 2012, the stock symbol was GISV. For an interim period of twenty business days the stock symbol was GISVD. On May 7, 2012, it reverted to GISV. Then on May 17, 2012 it assumed the new stock symbol “INVU”. The following table sets forth the high and low bid prices of its Common Stock, as reported by the OTCBB for the last two fiscal years and subsequent quarterly periods. The quotations set forth below reflect inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions.

	2013 Fiscal Year
	High	Low
January 1, 2013 - March 31, 2013	$3.75	$1.65
October 1, 2012 - December 31, 2012	$4.07	$2.50
July 1, 2012- September 30, 2012	$7.30	$3.73
April 1, 2012-June 30, 2012	$10.01	$0.02

	2012 Fiscal Year
	High	Low
January 1, 2012 - March 31, 2012	$10.00	$1.80
October 1, 2011 - December 31, 2011	$5.20	$0.34
July 1, 2011 - September 30, 2011	$5.80	$3.20
April 1, 2011-June 30, 2011	$7.60	$4.20

As of June 24, 2013, there were approximately 420 holders of record of the Company’s common stock, and 5,576,005 shares outstanding.

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

Securities Authorized for Issuance Under Equity Compensation Plans

 Equity Compensation Plan Information

The following table summarizes the equity compensation plans under which our securities may be issued as of March 31, 2013.

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

In January 2013, the Company issued an aggregate of 9,643 shares of its common stock, valued at $26,886 for services to be rendered.

In February 2013, the Company issued an aggregate of 29,035 shares of its common stock, valued at $72,206 for services to be rendered.

In March 2013, the Company issued an aggregate of 11,604 shares of its common stock, valued at $22,347 for services to be rendered.

In March 2013, the Company received and cancelled 250,000 shares of its common stock, valued at $1,000,000 as an adjustment relating to the acquisition of Instilend Technologies, Inc.

Stock Options and Warrants

During the year ended March 31, 2013, an aggregate warrants of 132,813 were issued in connection with the issuance of Convertible Promissory Notes. The warrants are exercisable for five years from the date of issuance at an exercise price of $6.00 per share.

Restricted Stock Units (“RSUs”)

During the year ended March 31, 2013, an aggregate RSUs of 810,000 were issued to certain key officers and employees vesting from 6 to 24 months from the date of grant.

Secured Note Financing

During the month of August 2012, we issued an aggregate of $700,000 in secured Convertible Promissory Notes ($200,000 related party, officers of the Company) that mature August 2015, of which $500,000 of the Notes were funded as of September 30, 2012. The Promissory Notes bear interest at a rate of 8% and can be convertible into 125,000 shares of the Company’s common stock, at a conversion rate of $4.00 per share. Interest will also be converted into common stock at the conversion rate of $4.00 per share. In connection with the issuance of the Convertible Promissory Notes, the Company issued 50,000 warrants to purchase the Company’s common stock at $6.00 per share over five years.

On October 24, 2012, in conjunction with the acquisition of Instilend Technologies, Inc., we issued an aggregate of $541,496 in secured Convertible Promissory Notes that mature October 2015. The Promissory Notes bear interest at a rate of 5% and can be convertible into 67,687 shares of the Company’s common stock, at a conversion rate of $8.00 per share. Interest will also be converted into common stock at the conversion rate of 8.00 per share.

On February 19, 2013, we issued a $100,000 in secured Convertible Promissory Note that mature February 19, 2016. The Promissory Note bears interest at a rate of 8% and can be convertible into 25,000 shares of the Company’s common stock, at a conversion rate of $4.00 per share. Interest will also be converted into common stock at the conversion rate of $4.00 per share. In connection with the issuance of the Convertible Promissory Notes, the Company issued 12,500 warrants to purchase the Company’s common stock at $6.00 per share over five years.

On March 5, 2013, we issued a $200,000 in secured Convertible Promissory Note that mature March 5, 2016. The Promissory Note bears interest at a rate of 8% and can be convertible into 50,000 shares of the Company’s common stock, at a conversion rate of $4.00 per share. Interest will also be converted into common stock at the conversion rate of $4.00 per share. In connection with the issuance of the Convertible Promissory Notes, the Company issued 25,000 warrants to purchase the Company’s common stock at $6.00 per share over five years.

On March 30, 2013, we issued a $262,500 in secured Convertible Promissory Note to a related party that mature March 30, 2016. The Promissory Note bears interest at a rate of 8% and can be convertible into 65,625 shares of the Company’s common stock, at a conversion rate of $4.00 per share. Interest will also be converted into common stock at the conversion rate of $4.00 per share. In connection with the issuance of the Convertible Promissory Notes, the Company issued 32,813 warrants to purchase the Company’s common stock at $6.00 per share over five years.

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

Background

The Company was incorporated in the state of Nevada on August 1, 2005 as Voxpath Holding, Inc.. Effective September 18, 2006, the Company changed its name to TheRetirementSolution.com, Inc., on October 1 2008 changed its name to Global Investor Services, Inc. and on March 27, 2012 changed its name to Investview, Inc.

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

The table below outlines revenues and significant operating expenses for comparable periods:

Revenues:

	Year Ended		Year Ended
	March 31, 2013		March 31, 2012		Variance

Total	$1,660,271	100%	$2,177,192	100%	$(516,921)	(24)%

We realized a drop in our revenues of 24% for the year ended March 31, 2013 from the prior year as we continue to transition to our online based modeling. We proactively introduced both new products and a new marketing strategy to improve the lifetime value of our accounts. We are now emphasizing our online based business model which provides subscription based services including trading ideas, tools and education through live and recorded webinars and is marketed through a number of online media channels. Our trading and education tools are located at www.investview.com whereas our 7 minute products have their own websites:www.7minute trader.com, 7minuteoptions.com, 7minutestocks.com and coming soon 7minuteinvestor.com.

As we measured the attrition rates of the trading and education offerings we determined that their lifetime value was approximating our cost of acquisition for the education products. As clients move through the education modules they tend to exhaust their interest and either attrite or shift to the lower priced 7 minute products. Introduction of the 7 minute products have resulted in a better adoption rate, a markedly improved retention rate and significantly lower acquisition costs. The reduction in revenue was due to the shift in product strategy to the 7 minute products which have a lower average sell price as opposed to the education based products.

Operating costs

	Year Ended		Year Ended
	March 31, 2013		March 31, 2012		Variance
Cost of sales and service	$497,814	6%	$710,980	10%	(213,166)	(30)%
Selling, general and administrative	$8,124,882	90%	6,110,908	87%	$2,013,974	33%
Depreciation and amortization	371,472	4%	210,869	3%	160,603	76%
Total	$8,994,168	100%	$7,032,757	100%	$1,961,411	28%

Operating costs were increased approximately $2,000,000 year over year primarily from our increase in selling, general and administrative costs and depreciation and amortization, net with decrease in our cost of sales and service.

During the year ended March 31, 2013, our cost of sales and service was $497,814 as compared to $710,980 during the year ended March 31, 2012. Most of this expense is composed of stock market data feeds to the Company’s core educational product line’s stock analysis tools. During the year ended March 31, 2013, we substantially reduced this cost as compared last year. Also important to note is that the 7 minute products do not use data feeds.

Our selling, general and administrative expenses increased from $6,110,908 last fiscal year to $8,124,882 in fiscal year 2013 or $2,013,974 (33%). The company took proactive steps to reduce personnel, audit fees and marketing spend. Offsetting such reductions was stock based compensation issued to consultants and personnel during the year of approximately $3.6 million.

Depreciation and amortization increased from $210,869 to $371,472 or an increase of $160,603 due to the acquisition of Instilend Technologies, Inc. during the fiscal year.

Other income and expenses:

	Year Ended		Year Ended
	March 31, 2013		March 31, 2012		Variance

Interest expense, net	$(744,773)	158%	$(2,387,597)	56%	$1,642,824	69%
Gain (loss) on change in fair value of warrant and reset derivative	5,425	(1)%	47,516	(1)%	(42,091)	(88)%
Gain (loss) on settlement of debt and warrants	267,678	(57)%	(1,913,584)	45%	2,181,262	114%
Other	201	-%	(163)	-%	364	223%

Total	$(471,469)	100%	$(4,253,828)	100%	$3,782,359	89%

Interest expense decreased from $2,387,597 to $744,773, a $1,642,824 or 69% decrease.  The decrease is because of a major recapitalization of the Company over the past years.  This is more fully discussed under Liquidity and Capital Resources below.

During the year ended March 31, 2010, we issued promissory notes and related warrants that contain certain reset provisions.  As such, we are required to record these reset provisions as a liability and mark them to market each reporting period.  For the year ended March 31, 2013, we recorded a gain of $5,425 in change in the fair value of these reset provisions vs. a gain in fiscal year 2012 of $47,516. In addition, during the year ended March 31, 2012, we modified a significant number of these outstanding warrants and reduced the number of warrants with reset provisions to 2,500 warrants.

In addition, during each of the years ended March 31, 2013 and 2012, we settled or restructured a significant portion of our outstanding, payables, convertible debt obligations and warrants containing reset provisions.  As such, we incurred a gain on debt settlement of $267,678 and a loss on debt settlement of $1,913,584 during each of the years ended March 31, 2013 and 2012, respectively.

Loss on discontinued operations:

As of March 31, 2013, we had ceased operating Instilend Technologies, Inc., a subsidiary we acquired on October 24, 2012. As such, we classified the operating results as discontinued operations for the year ended March 31, 2013. A summary of the results of discontinued operations are as follows:

Sales	$120,515

Operating Costs:
Selling, general and administrative	424,360
Depreciation and amortization	241,514
Total operating costs	665,874
Net loss from operations	(545,359)

Other income (expense):
Impairment loss	(969,290)
Interest expense	(11,295)
Net loss	$(1,525,944)

During the year ended March 31, 2013, we performed an evaluation of our acquired goodwill and other acquired intangible assets in connection with Instilend Technologies, Inc. for purposes of determining the implied fair value of the assets at March 31, 2013. The test indicated that the recorded remaining book value of its customer relationships, employment agreements, non-compete agreement and goodwill recorded in connection with the acquisition of Instilend Technologies, Inc exceeded its fair value for the year ended March 31, 2013.  As a result, upon completion of the assessment, we recorded a non-cash impairment charge of $715,894, net of tax, during the year ended March 31, 2013 to reduce the carrying value of the goodwill associated with Instilend to $0.

Cash Used in Operating Activities:

During the year ended March 31, 2013, we were able to decrease our rate of usage of cash on a monthly basis from operations to approximately $86,000 as compared to approximately $117,000 in the same period last year.

Liquidity and Capital Resources

During fiscal year 2013, the Company incurred a loss from operations of $9,331,854. However, only $1,030,766 was cash related. This negative cash flow was funded by undertaking significant restructuring and deleveraging of the capital structure of the Company. As a result, our cash and cash equivalents were $176,282 a decrease of $3,639 from the previous year of $179,921.

As of March 31, 2013, the Company’s current liabilities exceeded its current assets equal to a working capital deficit of $3,138,253. A year ago, at March 31, 2012 the working capital deficit was $952,214. Most significantly, our related party debt, primarily accrued salaries and wages, increased from $105,975 to $1,326,486 for the current year. In addition, our accounts payable increased from $733,904 for the year ended March 31, 2012 to $1,387,237 for the year ended March 31, 2013, an increase of $653,333. Additionally deferred revenue is a non-cash current liability equal to $171,336 as compared to $222,133 the prior year.

A summary of our outstanding debt for current and prior year is detailed below. We financed our cash requirements operations via issuance of additional convertible debt and an increase in our accounts payable and accrued expenses:

	3/31/2013
	Gross	Discount	Net
Accounts payable and accrued liabilities	$1,387,237		$1,387,237
Deferred Revenue	$171,336		$171,336
Due to related parties	$1,326,486		$1,326,486
Notes payable-Note 6	$366,400	$-	$366,400
Convertible notes-Note 7	$3,124,996	$971,042	$2,153,954
Accrued interest, long term	$235,134		$235,134
Warrant Liability	$4,437		$4,437
Current liabilities from discontinued operations	$301,160		$301,160
	$6,917,186	$971,042	$5,946,144

	3/31/2012
	Gross	Discount	Net
Accounts payable and accrued liabilities	$733,904		$733,904
Deferred Revenue	$222,133		$222,133
Due to related parties	$105,975		$105,975
Notes payable-Note 6	$619,098	$-	$619,098
Convertible notes-Note 7	$1,521,000	$1,033,325	$487,675
Accrued interest, long term	$103,853		$103,853
Warrant Liability	$9,862		$9,862
Reset Derivative Liability	$-		$-
	$3,315,825	$1,033,325	$2,282,500

Change	$3,601,361	$(62,283)	$3,663,644

Auditor’s Opinion Expresses Doubt About the Company’s Ability to Continue as a “Going Concern”

The independent auditors report on our March 31, 2013 consolidated financial statements states that the Company's historical losses and accumulated deficiency raise substantial doubts about the Company's ability to continue as a going concern, due to the losses incurred and accumulated deficiency. If we are unable to develop our business, we will have to reduce, discontinue operations or cease to exist, which would be detrimental to the value of the Company's common stock. We can make no assurances that our business operations will develop and provide us with significant cash to continue operations.

In order to improve the Company's liquidity, the Company's management is actively pursuing additional financing through discussions with investment bankers, financial institutions and private investors. There can be no assurance that the Company will be successful in its effort to secure additional financing.

Addressing the Going Concern Issues

We anticipate we will need significant additional financing as liquidity to manage our negative working capital position, plus any future cash flow deficits from operations and development costs. We are working to reduce the negative cash flow from operations by expanding revenue opportunities via new products and client acquisition strategies. At the same time we have eliminated large amounts of our operating costs. Our ability to continue as a going concern is subject to our ability to develop profitable operations. We are devoting substantially all of our efforts to developing our business and raising capital. Our net operating losses increase the difficulty in meeting such goals and there can be no assurances that such methods will prove successful. Additionally, we will need capital to implement the strategic thrusts and tactics of our business plan, including becoming a brokerage firm and a managed products firm. Our business plan encompasses investing behind our business development strategy, our marketing campaigns and in building our business operations. As of the date of this filing, we have minimal operating capital to continue our business and marketing initiatives for the next twelve months. If we are not successful in generating sufficient cash flow from operations or in raising sufficient capital resources to finance our growth, on terms acceptable to us, this could have a material adverse effect on our business, results of operations, liquidity and financial condition, and we will have to adjust our planned operations and development on a more limited scale. To satisfy our liquidity needs for the next twelve months and to implement the major initiatives of our business plan, we need to raise approximately $2 to $5 million dollars.

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

Revenue arises from subscriptions to the websites/software, workshops, online workshops and training and coaching/counseling services where the payments are received before the service has been rendered. Beginning January 1, 2009, the company changed its marketing strategy such that the company no longer collects revenues in advance of rendering services.  Instead, for all new customers, a monthly subscription fee is received for access to the online training and courses and website/data during a given month.  As all the products and services are delivered during the month, the revenues are recognized in the month it is delivered.   All revenues collected in prior periods from the legacy marketing strategy are deferred and recognized as per the existing revenue recognition policy. Additionally, any revenues from services such as coaching/counseling that are sold in advance of delivery will be deferred using the existing revenue recognition policy. Thus we have two distinct revenue models that were used during fiscal years 2013 and 2012 and revenue under either model will be recognized under its appropriate model. The Company reserves the option to operate under either model as the business environment dictates.

We sell our products separately and in various bundles that include website/data subscriptions, educational workshops, online workshops and training, one-on-one coaching and counseling sessions, along with other products and services. The deferral policy for each of the different types of revenues is summarized as follows:

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

As of March 31, 2013 and 2012, the Company’s deferred revenue was $171,336 and $222,133, respectively.

Website Development Costs

The Company recognizes website development costs in accordance with Accounting Standards Codification subtopic 350-50, Website Development Costs ("ASC 350-50”). As such, the Company expenses all costs incurred that relate to the planning and post implementation phases of development of its website. Direct costs incurred in the development phase are capitalized and recognized over the estimated useful life. Costs associated with repair or maintenance for the website is included in cost of net revenues in the current period expenses. During the years ended March 31, 2013 and 2012, the Company did not capitalize any costs associated with the website development.

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

Stock-based compensation expense in connection with options granted to employees and directors for the years ended March 31, 2013 and 2012 was $53,946 and $107,896, respectively.

 Segment Information

Accounting Standards Codification subtopic Segment Reporting 280-10 (“ASC 280-10”) establishes standards for reporting information regarding operating segments in annual financial statements and requires selected information for those segments to be presented in interim financial reports issued to stockholders. ASC 280-10 also establishes standards for related disclosures about products and services and geographic areas. Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision-making group, in making decisions how to allocate resources and assess performance. Since Instilend was discontinued, the information disclosed herein materially represents all of the financial information related to the Company’s one principal operating segment.

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

Dependence Upon Management

Our future performance and success is dependent upon the efforts and abilities of our Management. To a very significant degree, we are dependent upon the continued services of Joseph J. Louro, our Chief Executive Officer and Chairman of our Board of Directors, David M. Kelley our Chief Operating Officer, and William Kosoff, our Acting Chief Financial Officer and member of our Board of Directors. If we lost the services of Dr. Louro, Mr. Kelley or Mr. Kosoff, or other key employees before we could get qualified replacements, the loss could materially adversely affect our business.

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

None

 ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that material information required to be disclosed in our periodic reports filed under the Securities Exchange Act of 1934, as amended, or 1934 Act, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to ensure that such information is accumulated and communicated to our management, including our chief executive officer and acting chief financial officer as appropriate, to allow timely decisions regarding required disclosure. We carried out an evaluation, under the supervision and with the participation of our management, including the principal executive officer and the principal financial officer (principal financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13(a)-15(e) under the 1934 Act, as of the end of the period covered by this report. Based on this evaluation, because of the Company’s limited resources and limited number of employees, management concluded that our disclosure controls and procedures were ineffective as of March 31, 2013.

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

With the participation of our Chief Executive Officer and Acting Chief Financial Officer (principal financial officer), our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of March 31, 2013 based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on our evaluation and the material weaknesses described below, management concluded that the Company did not maintain effective internal control over financial reporting as of March 31, 2013 based on the COSO framework criteria. Management has identified control deficiencies regarding the lack of segregation of duties, tax compliance issues and the need for a stronger internal control environment. Management of the Company believes that these material weaknesses are due to the small size of the Company’s accounting staff and reliance on outside consultants for external reporting.  The small size of the Company’s accounting staff may prevent adequate controls in the future, such as segregation of duties, due to the cost/benefit of such remediation.

To mitigate the current limited resources and limited employees, we rely heavily on direct management oversight of transactions, along with the use of legal and outside accounting consultants. As we grow, we expect to increase our number of employees, which will enable us to implement adequate segregation of duties within the internal control framework.

These control deficiencies could result in a misstatement of account balances that would result in a reasonable possibility that a material misstatement to our consolidated financial statements may not be prevented or detected on a timely basis. Accordingly, we have determined that these control deficiencies as described above together constitute a material weakness.

In light of this material weakness, we performed additional analyses and procedures in order to conclude that our consolidated financial statements for the year ended March 31, 2013 included in this Annual Report on Form 10-K were fairly stated in accordance with US GAAP. Accordingly, management believes that despite our material weaknesses, our consolidated financial statements for the year ended March 31, 2012 are fairly stated, in all material respects, in accordance with US GAAP.

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

 Changes in Internal Controls

During the fiscal quarter ended March 31, 2013, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

ITEM 9B. OTHER INFORMATION

None

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following table sets forth certain information with respect to our directors and executive officers.

Name	Age	Position
Dr. Joseph J. Louro	57	Chief Executive Officer and Chairman of the Board
David M. Kelley	53	Chief Operating Officer
William Kosoff	71	Acting Chief Financial Officer and Director
Nicholas S. Maturo	64	Director
Louis Sagar	57	Director

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

David M. Kelley. On August 17, 2012, David M. Kelley was engaged by Investview, Inc. (the "Company") to serve as the Chief Operating Officer (“COO”) of the Company.

Mr. Kelley served as Chief Operating Officer and Executive Vice President of TD AMERITRADE Holding Corp. from October 1, 2008 to January 28, 2011. Mr. Kelley was responsible for all operations, technology and strategic project management initiatives, including back-office support for TD AMERITRADE retail client service, institutional and clearing business units. Mr. Kelley served as Chief Information Officer of TD AMERITRADE Holding Corporation since October 2007 and was responsible for all information technology initiatives, including business applications, engineering, emerging technology and architecture, information security, trading operations and user experience. Mr. Kelley joined TD AMERITRADE in June 2006 as the Senior Vice President and head of their Retail Business. Prior to TD Ameritrade, Mr. Kelley spent 20 years with Merrill Lynch where he held a number of senior leadership roles including: Controller of the National Sales Division,Chief Operating Officer for the Private Client Financial Services Division, Head of Private Client Technology and Strategy and Chief Technology Officer for the Corporate Division and U.S. Data Centers.. Mr. Kelley serves as a Director of Next IT Corporation and is a trustee of the Monmouth County SPCA. Mr. Kelley received his M.B.A. from Rider University, where he also received his B.S. in Commerce.

 William C. Kosoff  – Acting Chief Financial Officer and Director from September 2006 Mr. Kosoff has been a Director of the Company, and served in various positions including Chief Financial Officer , Secretary, and Treasurer during the past seven years. He had a break in service as an officer and employee from December 2012 to April 2013 when he returned and currently serves again as Acting Chief Financial Officer, Secretary, and Treasurer. He was in the high technology industry for 45 years serving in Engineering, Marketing, Sales, and Senior Management positions with Rockwell International from 1960 to 1984. In 1984 he co-founded Telenetics Corp as President and Chief Executive Officer. In 1987 Telenetics became public through an IPO on NASDAQ and was acquired in 2006 by a private firm. Mr. Kosoff received his Bachelor of Arts in Physics from California State University in 1978 and earned a Professional Certificate in Accounting from New York University in 2010.

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

On February 28, 2013 Mr. MacDonald resigned as the President and Chief Financial Officer citing other interests.

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

The Board met formerly a total of two times during fiscal 2013.

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

ITEM 11. EXECUTIVE COMPENSATION

Directors’ Compensation

Compensation for outside Directors has been set at $6,000 annually plus re-imbursement of reasonable and ordinary expenses.Compensation for outside directors was suspended from September 2010 and resumed as of April 1, 2013.

Executive Officers’ Compensation

The following table sets forth information concerning the annual and long-term compensation earned by or paid to our Chief Executive Officer and to other persons who served as executive officers as at and/or during the fiscal year ended March 31, 2013 or who earned compensation exceeding $100,000 during fiscal year 2013 (the “named executive officers”), for services as executive officers for the last two fiscal years.

Summary Compensation Table

Name and Principal Position	Fiscal Year	Salary		Stock Award	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Non Qualified Deferred Compensation Earnings	All Other Compen- sation	Total
		($)		($)	($)	($)	($)	($)	($)
Dr. Joseph J. Louro	2013	375,000	(1)	1,000,000					1,375,000
CEO and Chairman	2012	475,000	(1)	1,700,000					2,175,000
John R. MacDonald	2012	None	(2)	None	None	None	None	None
President and CFO	2013	None	(2)	$937,500	None	None	None	262,500	1,200,000
William C. Kosoff	2012	79,500	(3)	None	None	None	None	None	79,500
Controller and Acting CFO	2013	81,980		None	None	None	None	None	81,980
David M. Kelley	2012		(4)	None	None	None	None	None
COO	2013	189,452	(4)	None	None	None	None	None	189,452
Nicholas Maturo	2012	15,000	(5)	None	None	None	None	None	15,000
CEO	2013	None		None	None	None	None	None	None

(1)	Dr. Joseph Louro agreed to receive $1 per year in cash compensation until the company reaches positive cash flow from operations on a consistent basis before taking any cash compensation. On September 21, 2012. Mr. Louro was awarded salary and bonus in common stock valued at $600,000 of which $475,000 was attributed to his deferred salary and bonus for FY 2012. On November 2, 2012, Mr. Louro was awarded an additional bonus for completion of certain milestones in common stock valued at $1,000,000. On June 22, 2011 Dr. Louro was awarded a signing bonus in common stock valued at $600,000. On November 4, 2011, Dr. Louro was awarded an additional bonus for achieving the milestones in his Employment contract ahead of the established schedule and was awarded the contracted bonus in common stock valued at $1,100,000. In addition Dr. Louro has accrued an additional $562,500 in salary and Bonus during FY 2013 but has not received any cash compensation to date.
(2)	John R. MacDonald resigned his position as President and CFO on February 28th, 2013 and settled his Employment Contract for a convertible note in the amount of $262,500. In addition per the terms of his contract the 250,000 RSUs vested as of 3/31/2013 for $937,500.
(3)	William Kosoff was furloughed in December of 2012 and returned as an Officer on April 1, 2013. The value of his employment contract was accrued as of December 31 2012 for $325,000 plus an additional $40,000 that was accrued prior to December 2012. A total of $23,750 was paid to Mr. Kosoff from his accrued salary during the last quarter of FY 2013.
(4)	David Kelley has accrued a total $189,452 during the fiscal year ended 2013. To date Mr.Kelley has not received any cash compensation.
(5	Nicholas Maturo resigned as CEO on June 24, 2012 and compensation ceased in June of 2012.

Outstanding Equity Awards at Fiscal Year-End Table.

Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)

	NONE			$

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

David M. Kelley

On August 17, 2012, David M. Kelley was engaged by Investview, Inc. (the "Company") to serve as the Chief Operating Officer (“COO”) of the Company.

Mr. Kelley executed an employment agreement with the Company pursuant to which he was appointed as the Chief Operating Officer of the Company in consideration of an annual salary of $200,000. The salary will not be paid until the earlier of 90 days from the date of the agreement or upon the CEO of the Company determining that the Company is financially capable in paying the salary. If certain performance metrics are achieved, then the base salary shall be increased to $300,000 during year two of the agreement. Additionally, Mr. Kelley will be eligible for annual cash bonuses equal to at least 50% of his salary subject to recommendation of the Compensation Committee or the Board of Directors. As additional compensation, the Company granted Mr. Kelley an initial award of 250,000 restricted shares of common stock of the Company of which half shall vest on the one year anniversary of the employment agreement and the balance shall vest on a quarterly basis in the fiscal year ending March 31, 2014.

In addition to the salary and any bonus, Mr. Kelley will be entitled to receive health and fringe benefits that are generally available to the Company’s management employees. The term of the agreement is for two years which automatically renews for two year periods unless terminated prior to the 90 th day following the expiration of the applicable term.

 William Kosoff

On February 6, 2007 the Company entered into a two year employment contract with William Kosoff as President and CFO (the “Kosoff Agreement”). On December 6th 2012 Mr. Kosoff was terminated by the Company and severance of $325,000 was accrued per the terms of the contract. On April 1, 2013 Mr. Kosoff was re-instated under the terms of his original contract. The Kosoff Agreement provides a first year annual salary of $150,000 with annual increases and performance based bonuses. The Kosoff Agreement automatically renewed for a successive two year term as of November 10th 2012. On December 31, 2010 Mr. Kosoff entered into an “Unwinding Agreement” with the Company wherein he forgave all accrued salary and returned his stock option earned to date to the Company.

Severance Policy:

The employment agreements entered with Dr. Louro, Mr. Kelley and Mr. Kosoff contain various severance provisions. In the event the employees resign without good reason with 90 days written notice or is terminated for cause (willful misconduct with respect to Mr. Kosoff) with 30 days written notice, the employee is entitled to all accrued and unpaid compensation as of the date of such termination and expense reimbursement.

In the event the employee resigns for good reason with 30 days written notice or is terminated by the Company without cause with 30 days’ notice, the employee is entitled to the following:

•	all accrued and unpaid compensation as of the date of such termination and expense reimbursement;
•	all restricted stock and options issued to employee shall become fully vested;
•	Severance Payment payable in a lump sum equal the greater of: (a) the total amount of the Salary payable to Employee under the employment Agreement from the date of such termination until the end of the Term of the Agreement (prorated for any partial month), or (b) the amount of six (6) months’ Salary; and
•	The employee will agree to a non-compete clause for one year (one year with respect to Mr. Kelley)

Tax treatment pertaining to the above payments will be referenced under “Tax Clause 280g” for payments and related taxes and if on termination the payments are subject to additional excise tax under Section 4999 of the Internal Revenue Code, under a change in control, the payments will be increased so that the tax effect is borne by the company.

Upon death or disability, the employee is entitled to the following:

•	all accrued and unpaid compensation as of the date of such termination and expense reimbursement;
•	all restricted stock and options issued to Employee shall become fully vested; and
•	one year of salary, which is applicable to Mr. Kosoff only.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table provides information as to shares of common stock beneficially owned as of June 25, 2012 by:

•	each director;

•	each officer named in the summary compensation table;

•	each person owning of record or known by us, based on information provided to us by the persons named below, to own beneficially at least 5% of our common stock; and

•	all directors and executive officers as a group.

Name of Beneficial Owner (1)	Common Stock Beneficially Owned	Percentage of Common Stock (2)
Dr. Joseph J. Louro (1)	943,334	16.92%
David M. Kelley	37,500	0.67%
Nicholas S. Maturo(1)	41,153	0.74%
William C. Kosoff (1)	37,705	0.68%
Louis Sagar(1)	13,508	0.24%
J. Randy MacDonald (1)	98,437	1.77%
G. Bart Rice	1,411,684,	25.33%
Secure Acquisition Financial Entity LP (S.A.F.E.) (3)	419,838	7.53%
All Officers and Directors as a group (5 Persons)	1,073,200	19.25%

(1)	Except as otherwise indicated, the address of each beneficial owner is c/o Investview, Inc., 54 Broad Street, Red Bank, New Jersey, 07701.

(2)	Applicable percentage ownership is based on 5,576,005 shares of common stock outstanding as of July 1, 2013, together with securities exercisable or convertible into shares of common stock within 60 days of June 21, 2013 for each stockholder. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock that are currently exercisable or exercisable within 60 days of June 21, 2013 are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

(3)	S.A.F.E. 200 Tornillo Way, Suite 210, Tinton Falls, New Jersey, 07712

No Director, executive officer, affiliate or any owner of record or beneficial owner of more than 5% of any class of voting securities of the Company is a party adverse to the Company or has a material interest adverse to the Company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The Company is periodically advanced noninterest bearing operating funds from related parties and shareholders. The advances are due on demand and unsecured. At March 31, 2013 and 2012, due to related party was $207,700 and $105,975, respectively.

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

On June 30, 2011, the Company issued a $100,000 convertible promissory note with interest at 8% per annum, due June 30, 2014 to the Company's former CFO.  The note is convertible into the Company's common stock at $4.00 per share. In connection with the issuance of the note, the Company issued 12,500 warrants to purchase the Company’s common stock at $6.00 per share over five years.

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

On March 30, 2013, the Company issued a $262,500 convertible promissory note with interest at 8% per annum, due March 31, 2016 to a trust under the control of the Company's former CFO.  The note is convertible into the Company's common stock at $4.00 per share. In connection with the issuance of the note, the Company issued 32,813 warrants to purchase the Company’s common stock at $6.00 per share over five years.

During the year ended March 31, 2012, Dr. Joseph J Louro, our Chief Executive Officer, advanced $50,000 to the Company for working capital purposes. On June 6, 2011, the Company issued 8,333 shares of common stock in settlement of the loan of $50,000 and accrued interest of $12,500. No gain or losses resulted from this settlement.

The Company was under contract with Allied Global Ventures, LLC during the year ended March 31, 2012, a shareholder of the Company, whereby the related party provides funds for marketing and promotional activity in exchange for an allocated part of gross revenue from sales of the related corporation's products and services. Contained within the contract are a minimum number of subscribers the Company is required to maintain to ensure exclusivity. On September 29, 2011, the Company issued 216,425 shares of common stock in full settlement of Allied's marketing advances. In connection with the settlement, the Company recorded a loss of $259,710 from settlement of debt during the year ended March 31, 2012.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Fiondella, Milone and LaSaracina LLP served as our independent auditors for the years ended March 31, 2013 and 2012. The following is a summary of the fees billed to the Company for professional services rendered for the fiscal years ended March 31, 2013 and 2012.

	March 31, 2013	March 31, 2012
Audit Fees	$97,763	$159,500
Audit Related Fees	31,189	-
Tax Fees	5,500	10,000
All Other Fees	-	-
Totals	$134,452	$169,500

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

ALL OTHER FEES. Consists of fees for products and services other than the services reported above. There were no management consulting services provided in fiscal 2013.

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

ITEM 15. EXHIBITS

Number	Description

3.1	Articles of Incorporation (incorporated by reference to Exhibit 3 to the Company’s 10SB12G filed on August 12, 1999)

3.2	Certificate of Amendment to Registrant’s Articles of Incorporation (incorporated by reference to Exhibit 3 to the Company’s 10SB12G filed on August 12, 1999)

3.3	By-Laws (incorporated by reference to Exhibit 3 to the Company’s 10SB12G filed on August 12, 1999)

3.4	Amendment to Articles of Incorporation or by-laws (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed on February 15, 2007)

3.5	Certificate of Change filed pursuant to NRS 78.209 (incorporated by reference to Exhibit 4.4 to the Company’s Form 8-K filed on April 6, 2012)

3.6	Articles of Merger filed pursuant to NRS 92.A.200 (incorporated by reference to Exhibit 4.4 to the Company’s Form 8-K filed on April 6, 2012)

4.1	Form of Exchange Agreement, dated September 30, 2010 (1)

4.2	Exchange Agreement by and between Global Investor Services, Inc. and Allied Global Ventures LLC, dated September 30, 2010 (2)

4.3	Form of Subscription Agreement dated July 7, 2011 (3)

4.4	Form of 8% Secured Convertible Note dated July 7, 2011 (3)

4.5	Form of Common Stock Purchase Warrant dated July 7, 2011 (3)

4.6	Form of Security Agreement dated July 7, 2011 (3)

4.7	Form of Agreement entered with Marketing Investors (4)

4.8	Form of Subscription Agreement – August 2012 (8)

4.9	Form of 8% Secured Convertible Note – August 2012 (8)

4.10	Form of Common Stock Purchase Warrant – August 2012 (8)

4.11	Form of Security Agreement – August 2012 (8)

4.12	Form of 5% Convertible Promissory Note issued in October 2012 to former shareholders of Instilend Technologies Inc. (10)

4.13	2012 Incentive stock Plan (9)

4.14	10% Secured Promissory Note issued by Fortified Management Group, LLC to Instilend Technologies Inc. (11)

10.1	Employment Agreement by and between Global Investor Services Inc. and Dr. Joseph J. Louro dated June 7, 2011 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on June 29, 2011).

10.2	Letter Agreement by and between Global Investor Services Inc. and Dr. Joseph J. Louro dated June 29, 2011 (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on June 29, 2011

10.3	Agreement by and between Global Investor Services Inc., Wealth Engineering LLC, Wealth Engineering and Development Incorporated, Annette Raynor and Mario Romano dated July 12, 2011 (5)

10.4	Exchange Agreement, dated September 29, 2011, by and between Global Investor Services, Inc. and Allied Global Ventures, LLC. (6)

10.5	Exchange Agreement, dated September 29, 2011, by and between Global Investor Services, Inc. and Allied Global Ventures, LLC.(6)

10.6	Employment Agreement by and between Investview, Inc. and John “Randy” MacDonald dated May 15, 2012 (7)

10.7	Employment Agreement by and between Investview, Inc. and David M. Kelley dated August 16, 2012 (8)

10.8	Share Exchange Agreement between Investview Inc., Todd Tabacco, Derek Tabacco, Rich L’Insalata and Instilend Technologies Inc. (8)

10.9	Asset Purchase Agreement by and between Investview, Inc., Instilend Technologies Inc. and Fortified Management Group, LLC dated May 2, 2013 (11)

10.10	Assignment and Assumption Agreement by and between Investview, Inc., Fortified Management Group, LLC, Richard L’Insalata, Todd Tabacco and Derek Tabacco dated May 2, 2013 (11)

10.11	Agreement and Release by and between Investview, Inc., Instilend Technologies Inc., Fortified Management Group LLC and Todd Tabacco dated May 2, 2013 (11)

10.12	Agreement and Release by and between Investview, Inc., Instilend Technologies Inc., Fortified Management Group LLC and Derek Tabacco dated May 2, 2013 (11)

10.13	Agreement and Release by and between Investview, Inc., Instilend Technologies Inc., Fortified Management Group LLC and Richard L’Insalata dated May 2, 2013 (11)

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification of Principal Executive Officer pursuant to 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.Exhibit 31.1

31.2	Certification of Principal Financial Officer pursuant to 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Principal Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on October 12, 2010

(2)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on October 25, 2010

(3)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on July 13, 2011

(4)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on August 30, 2011

(5)	Incorporated by reference to the Form 10-K Annual Report filed with the Securities and Exchange Commission on July 14, 2011

(6)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on October 11, 2011

(7)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on May 21, 2012

(8)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on August 20, 2012

(9)	Incorporated by reference to Exhibit 4.1 to the Company’s Form S-8 filed on July 25, 2012

(10)	Incorporated by reference to the Company’s Form 10-Q filed on February 14, 2013

(11)	Incorporated by reference to to the Company’s Form 8-K filed on May 8, 2013

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Investview Inc.

Dated: July 1, 2013	By:	/s/ Joseph J. Louro
Joseph J. Louro
Chief Executive Officer
(Principal Executive Officer)

Dated: July 1, 2013	By:	/s/ William C. Kosoff
William C. Kosoff
Acting Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Joseph J. Louro	Chief Executive Officer and Chairman of the Board	July 1, 2013
Joseph J. Louro	(Principal Executive Officer)

/s/ William C. Kosoff	Acting Chief Financial Officer and Director	July 1, 2013
William C. Kosoff	(Principal Financial Officer)

/s/ Nicholas S. Maturo	Director	July 1, 2013
Nicholas S. Maturo

/s/ Louis Sagar	Director	July 1, 2013
Louis Sagar

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2013 AND 2012

FORMING A PART OF ANNUAL REPORT

PURSUANT TO THE SECURITIES EXCHANGE ACT OF 1934

INVESTVIEW, INC.

The Board of Directors

Investview, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Investview, Inc.

We have audited the accompanying consolidated balance sheets of Investview, Inc. (the Company) as of March 31, 2013 and 2012, and the related consolidated statements of operations, deficiency in stockholders’ equity and cash flows for each of the two years in the period ended March 31, 2013. The Company’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of March 31, 2013 and 2012, and the results of its operations and its cash flows for each of the years in the two year period ended March 31, 2013 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in the Note 2, the Company has suffered recurring losses from operations and has a significant accumulated deficit as of March 31, 2013, which raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to this matter are described in Note 2. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Fiondella, Milone & LaSaracina, LLP

Glastonbury, CT

July 1, 2013

INVESTVIEW, INC.
CONSOLIDATED BALANCE SHEETS
MARCH 31, 2013 AND 2012

	2013	2012
ASSETS
Current assets:
Cash and cash equivalents	$176,282	$179,921
Accounts receivable	9,704	-
Deferred costs	5,967	46,781
Prepaid expenses	55,250	82,516
Other current assets	1,690	580
Current assets of discontinued operations	18,931	-
Total current assets	267,824	309,798

Property, plant and equipment, net of accumulated depreciation of $3,100,844 and $2,576,307 as of March 31, 2013 and 2012, respectively	235,355	371,472

Other assets:
Goodwill	123,592	-
Deposits	6,750	-
Total other assets	130,342	-

Total assets	$633,521	$681,270

LIABILITIES AND DEFICIENCY IN STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$1,387,237	$733,904
Deferred revenue	171,336	222,133
Due to related party	1,326,486	105,975
Convertible notes payable, current portion	19,858	-
Notes payable, current portion	200,000	200,000
Current liabilities of discontinued operations	301,160	-
Total current liabilities	3,406,077	1,262,012

Long term debt:
Warrant liability	4,437	9,862
Notes payable, long term portion	166,400	445,156
Convertible notes payable, long term portion	1,745,321	386,816
Convertible notes payable, long term portion-related party	623,909	178,654
Total long term debt	2,540,067	1,020,488

Total liabilities	5,946,144	2,282,500

DEFICIENCY IN STOCKHOLDERS' EQUITY
Preferred stock, par value: $0.001; 10,000,000 shares authorized, None issued and outstanding as of March 31, 2013 and 2012	-	-
Common stock, par value $0.001; 15,000,000 shares authorized; 5,428,037 and 4,507,686 issued and 5,626,737 and 4,506,386 outstanding as of March 31, 2013 and 2012, respectively	5,428	4,508
Additional paid in capital	79,889,589	74,270,592
Treasury stock, 1,300 shares	(8,589)	(8,589)
Accumulated deficit	(85,199,051)	(75,867,741)
Total (deficiency in) stockholders' equity	(5,312,623)	(1,601,230)

Total liabilities and (deficiency in) stockholders' equity	$633,521	$681,270

The accompanying notes are an integral part of these consolidated financial statements

INVESTVIEW, INC.

CONSOLIDATED STATEMENT OF OPERATIONS

	Year ended March 31,
	2013	2012
Revenue, net:	$1,660,271	$2,177,192

Operating costs and expenses:
Cost of sales and service	497,814	710,980
Selling, general and administrative	8,124,882	6,110,908
Depreciation and amortization	371,472	210,869
Total operating costs and expenses	8,994,168	7,032,757

Net loss from operations	(7,333,897)	(4,855,565)

Other income (expense):
Gain (loss) on change in fair value of warrant and derivative liabilities	5,425	47,516
Gain (loss) on settlement of debt	267,678	(1,913,584)
Interest, net	(744,773)	(2,387,597)
Other	201	(163)

Loss from continuing operations	(7,805,366)	(9,109,393)

Loss from discontinued operations	(1,525,944)	-

NET LOSS	$(9,331,310)	$(9,109,393)

Loss per common share, basic and diluted;
Continuing operations	$(1.56)	$(2.51)
Discontinued operations	(0.30)	-
Total	$(1.86)	$(2.51)

Weighted average number of common shares outstanding-basic and diluted	5,010,733	3,633,547

The accompanying notes are an integral part of these consolidated financial statements

INVESTVIEW, INC.
CONSOLIDATED STATEMENT OF DEFICIENCY IN STOCKHOLDERS' EQUITY
FROM APRIL 1, 2011 THROUGH MARCH 31, 2013

				Additional	Common shares		Warrant
	Stock	Common stock		Paid in	To be issued		Subscription	Treasury	Accumulated
	Subscription	Shares	Amount	Capital	Shares	Amount	Receivable	Stock	Deficit	Total
Balance, March 31, 2011	$-	3,260,948	$3,261	$60,465,696	60,000	$1,710,000	$(62,917)	$-	$(66,758,348)	$(4,642,308)
Common stock issued for services rendered and to be rendered	-	537,514	538	2,571,565	(30,000)	(210,000)	-		-	2,362,103
Common stock issued in settlement of related party advances, notes payable and convertible debt and related accrued interest and warrants	-	1,272,114	1,272	8,064,139	-	-	-		-	8,065,411
Common stock issued in settlement of accounts payable and accrued expenses	-	6,800	7	35,957	-	-	-		-	35,964
Common stock issued in connection acquisition of ITT and Razor	-	30,000	30	1,499,970	(30,000)	(1,500,000)	-		-	-
Cancellation of shares issued in connection with Cougar Agreement	-	(600,000)	(600)	600	-	-	-	-	-	-
Rounding shares due to reverse split	-	310	-							-
Initial fair value of beneficial conversion features relating to convertible notes	-	-	-	1,497,583	-	-	-	-	-	1,497,583
Fair value of options issued to employees	-	-	-	107,896	-	-	-	-	-	107,896
Write-off uncollected warrant subscription	-	-	-	(62,917)	-	-	62,917	-	-	-
Warrant liability reclassified to equity	-	-	-	90,103	-	-	-	-	-	90,103
Acquisition of treasury stock	-	-	-	-	-	-	-	(8,589)	-	(8,589)
Net loss	-	-	-	-	-	-	-	-	(9,109,393)	(9,109,393)
Balance, March 31, 2012	$-	4,507,686	$4,508	$74,270,592	-	$-	$-	$(8,589)	$(75,867,741)	$(1,601,230)

INVESTVIEW, INC.
CONSOLIDATED STATEMENT OF DEFICIENCY IN STOCKHOLDERS' EQUITY
FROM APRIL 1, 2011 THROUGH MARCH 31, 2013

				Additional	Common shares		Warrant
	Stock	Common stock		Paid in	To be issued		Subscription	Treasury	Accumulated
	Subscription	Shares	Amount	Capital	Shares	Amount	Receivable	Stock	Deficit	Total
Balance, April 1, 2012	$-	4,507,686	$4,508	$74,270,592	-	$-	$-	$(8,589)	$(75,867,741)	$(1,601,230)
Rounding shares due to reverse split	-	67	-	-	-	-	-	-	-	-
Common stock issued in settlement of accounts payable	-	22,834	23	100,363	-	-	-	-	-	100,386
Common stock issued for services rendered and to be rendered	-	197,487	197	722,544	-	-	-	-	-	722,741
Common stock issued in settlement of litigation	-	70,000	70	284,130	-	-	-	-	-	284,200
Common stock issued as settlement of accrued officer's compensation	-	400,000	400	1,599,600	-	-	-	-	-	1,600,000
Common stock issued, net of return shares, in connection with acquisition of Instilend Technologies, Inc.	-	200,000	200	799,800	-	-	-	-	-	800,000
Common stock issued in connection with acquisition of Safe, Inc	-	35,714	36	124,964	-	-	-	-	-	125,000
Cancellation of shares previously issued in connection with exercise of warrants	-	(5,751)	(6)	6	-	-	-	-	-	-
Common stock issuable for services rendered	-	-	-	9,375	-	-	-	-	-	9,375
Initial fair value of beneficial conversion features relating to convertible notes	-	-	-	470,429	-	-	-	-	-	470,429
Fair value of options issued to employees	-	-	-	53,946	-	-	-	-	-	53,946
Fair value of vesting restricted stock units	-	-	-	1,453,840	-	-	-	-	-	926,496
Net loss	-	-	-	-	-	-	-	-	(9,331,310)	(9,331,310)
Balance, March 31, 2013	$-	5,428,037	$5,428	$79,889,589	-	$-	$-	$(8,589)	$(85,199,051)	$(5,312,623)

The accompanying notes are an integral part of these consolidated financial statements

INVESTVIEW INC.
CONSOLIDATED STATEMENT OF CASH FLOWS

	Year ended March 31,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss from continuing operations	$(7,805,366)	$(9,109,393)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	371,472	210,869
Bad debts	-	-
Common stock issued for services rendered	2,212,671	2,039,328
Common stock issued in settlement of non-circumvent agreement	133,700	-
Amortization of debt discount relating to convertible notes payable	532,714	2,059,141
Employee stock based compensation	1,507,787	107,896
Change in fair value of warrant and derivative liabilities	(5,425)	(47,516)
Amortization of financing costs	-	352,019
(Gain) Loss on settlement of debt and warrants	(267,678)	1,913,584
Accretion of marketing agreement	-	270,000
Amortization of deferred compensation	234,384	663,018
Changes in operating assets and liabilities:
Accounts receivable	(9,704)	-
Deferred costs	40,814	1,850
Prepaid and other assets	(56,629)	29,689
Accounts payable and accrued liabilities	918,685	147,851
Due to related parties	1,220,511	-
Deferred revenue	(50,797)	(39,127)
Net cash used in continuing operating activities:	(1,022,861)	(1,400,791)
Net cash used in discontinued operating activities:	(7,905)	-
Net cash used in operating activities	(1,030,766)	(1,400,791)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash acquired by acquisitions	1,377	-
Payment of long term deposit	(6,750)	-
Net cash used in continuing investing activities:	(5,373)	-
Net cash used in discontinued investing activities:	-	-
Net cash used in investing activities	(5,373)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Acquisition of treasury shares	-	(8,589)
Proceeds from issuance of convertible debt, net	1,062,500	1,725,000
Repayments of notes payable	(30,000)	(309,730)
Proceeds (repayments) of related party advances, net	-	50,000
Net cash provided by continuing financing activities	1,032,500	1,456,681
Net cash provided by discontinued financing activities	-	-
Net cash provided by financing activities	1,032,500	1,456,681

Net (decrease) increase in cash and cash equivalents	(3,639)	55,890
Cash and cash equivalents-beginning of period	179,921	124,031
Cash and cash equivalents-end of period	$176,282	$179,921

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$-	$-
Income taxes	$-	$-
Non- cash financing activities:
Common stock issued in settlement of related party advances, notes payable and convertible debt and related interest	$-	$6,154,200
Beneficial conversion feature attributable to convertible debentures	$470,429	$1,497,583
Common stock issued for in settlement of outstanding payables	$-	$27,000
Notes payable exchanged for warrants	$-	$20,000
Common stock issued to acquire Instilend Technologies, Inc	$800,000	$-
Common stock issued to acquire Safe	$125,000	$-

The accompanying notes are an integral part of these consolidated financial statements

INVESTVIEW, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2013 AND 2012

1. SIGNIFICANT ACCOUNTING POLICIES

A summary of the significant accounting policies applied in the preparation of the accompanying financial statements follows:

Business and Basis of Presentation

Investview, Inc. (the "Company") was incorporated on August 10, 2005 under the laws of the State of Nevada as Voxpath Holding, Inc.. On September 16, 2006, the Company changed its name to TheRetirementSolution.Com, Inc.,on October 1, 2008 to Global Investor Services, Inc. and on March 27, 2012 to Investview, Inc. The Company currently markets directly and through its marketing partners as well as online, certain investor products and services that provide financial and educational information to its prospective customers and to its subscribers.

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

Upon Closing, the Company acquired 100% of the outstanding securities of Instilend in consideration of 200,000 shares of common stock of the Company, net of shares returned, and convertible promissory notes in the aggregate principal amount of $541,496 (the “Instilend Notes”)(par value $500,000) for a total purchase price of $1,341,496.

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

A summary of consideration is as follows:

200,000 shares of the Company's common stock	$800,000
Convertible promissory notes (par value $500,000)	541,496
Total purchase price	$1,341,496

Instilend owns the Matador platform and LendEQS platform, client list of a software program known as Stock Locate and the related website, www.locatestock.com.

The following summarizes the current estimates of fair value of assets acquired and liabilities assumed:

INVESTVIEW, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2013 AND 2012

Cash	$1,069
Accounts receivable	53,500
Developed Software Technology	641,816
Customer relationships	487,531
Employment agreements	60,350
Non-compete agreement	256,464
Goodwill	262,359
Deferred income tax liability	(262,359)
Liabilities assumed	(159,234)
Assets acquired	$1,341,496

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

The Company does not amortize goodwill. The Company recorded goodwill in the aggregate amount of $385,951 as a result of the acquisitions of Instilend and Safe during the year ended March 31, 2013.

INVESTVIEW, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2013 AND 2012

The Company accounts for and reports acquired goodwill under Accounting Standards Codification subtopic 350-10, Intangibles-Goodwill and Other (“ASC 350-10”). In accordance with ASC 350-10, at least annually, the Company tests its intangible assets for impairment or more often if events and circumstances warrant. Any write-downs will be included in results from operations.

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

The Company sells its products separately and in various bundles that include website/data subscriptions, educational workshops, online workshops and training, one-on-one coaching and counseling sessions, along with other products and services. In accordance with ASC 605-25, sales arrangements with multiple deliverables are divided into separate units of accounting if the deliverables in the arrangement meet the following criteria: (i) the product has value to the customer on a standalone basis; (ii) there is objective and reliable evidence of the fair value of undelivered items; and (iii) delivery or performances of any undelivered item is probable and substantially in our control. The fair value of each separate element is generally determined by prices charged when sold separately. In certain arrangements, we offer these products bundled together. The deferral policy for each of the different types of revenues is summarized as follows:

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

INVESTVIEW, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2013 AND 2012

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

Cost of Sales and Service

The cost of sales and service consists of the cost of the data feeds that supply twenty minute delayed stock market data to the Company’s stock analysis software based tool, external partner commissions and other costs associated with the repair or maintenance of the website.

Intangible Assets and Goodwill

As a result of the acquisitions of Instilend Technologies, Inc. and SAFE Management, LLC on October 24, 2012 and November 27, 2012, respectively, the Company acquired intangible assets in the aggregate amount of $1,190,296.

The Company allocated $487,531, $60,350 and $256,464 to identifiable intangible assets including customer relationships, employment agreements, and non-compete agreement, respectively. The remaining $385,951 was allocated to goodwill.

The Company amortized its identifiable intangible assets using the straight-line method over their estimated period of benefit.  The estimated useful lives of the customer relationships, employment agreements and non-compete agreement are five, three and three years, respectively. The Company periodically evaluates the recoverability of intangible assets and takes into account events or circumstances that warrant revised estimates of useful lives or indicate that impairment exists.

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

During the year ended March 31, 2013, the Company management performed an evaluation of its goodwill and other acquired intangible assets for purposes of determining the implied fair value of the assets at March 31, 2013. The test indicated that the recorded remaining book value of its customer relationships, employment agreements, non-compete agreement and goodwill in connection with the acquisition of Instilend Technologies, Inc exceeded its fair value for the year ended March 31, 2013.  As a result, upon completion of the assessment, management recorded a non-cash impairment charge of $715,894, net of tax to reduce the carrying value to $0. The impairment charge is reflected as part of the loss from discontinued operations in the accompanying financial statements. Considerable management judgment is necessary to estimate the fair value.  Accordingly, actual results could vary significantly from management’s estimates.

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

INVESTVIEW, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2013 AND 2012

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

During the year ended March 31, 2013, the Company management performed an evaluation of its software acquired in connection with the Instilend Technologies Inc. acquisition for purposes of determining the implied fair value of the asset at March 31, 2013. The test indicated that the recorded remaining book value exceeded its fair value for the year ended March 31, 2013.  As a result, upon completion of the assessment, management recorded a non-cash impairment charge of $253,397, net of tax to reduce the carrying value of the software with Instilend to $235,355. The impairment charge is reflected as part of the loss from discontinued operations in the accompanying financial statements. Considerable management judgment is necessary to estimate the fair value.  Accordingly, actual results could vary significantly from management’s estimates.

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

Fair Value of Financial Instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of March 31, 2013 and 2012. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash and accounts payable. Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

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

For the year ended March 31, 2013 and 2012, the Company did not grant stock options to employees. The fair value of vesting options granted in previous years and vested during the year ended March 31, 2013 and 2012 of $53,946 and $107,896, respectively, was recorded as a current period charge to earnings.

In addition, the Company issued restricted stock units ("RSU") during the year ended March 31, 2013. The fair value of the vesting RSUs of $1,453,840 was recorded as a current period charge to earnings during the year ended March 31, 2013.

INVESTVIEW, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2013 AND 2012

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

Advertising Costs

The Company expenses advertising costs as incurred. Advertising expense was $233,339 and $1,113,894 for the years ended March 31, 2013 and 2012, respectively.

Research and Development

The Company accounts for research and development costs in accordance with the Accounting Standards Codification subtopic 730-10, Research and Development (“ASC 730-10”). Under ASC 730-10, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and developments costs are expensed when the contracted work has been performed or as milestone results have been achieved. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred. For the years ended March 31, 2013 and 2012, the Company’s expenditures on research and product development were immaterial

Concentrations of Credit Risk

Financial instruments and related items which potentially subject the Company to concentrations of credit risk consist primarily of cash, cash equivalents and trade receivables. The Company places its cash and temporary cash investments with credit quality institutions. At times, such investments may be in excess of the FDIC insurance limit of $250,000. The Company periodically reviews its trade receivables in determining its allowance for doubtful accounts. There were $9,704 and nil trade receivables as of March 31, 2013 and 2012, respectively.

Website Development Costs

The Company recognizes website development costs in accordance with Accounting Standards Codification subtopic 350-50, Website Development Costs ("ASC 350-50”). As such, the Company expenses all costs incurred that relate to the planning and post implementation phases of development of its website. Direct costs incurred in the development phase are capitalized and recognized over the estimated useful life. Costs associated with repair or maintenance for the website were included in cost of net revenues in the current period expenses. During the years ended March 31, 2013 and 2012, the Company did not capitalize any costs associated with the website development.

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

INVESTVIEW, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2013 AND 2012

Segment Information

Accounting Standards Codification subtopic Segment Reporting 280-10 (“ASC 280-10”) establishes standards for reporting information regarding operating segments in annual financial statements and requires selected information for those segments to be presented in interim financial reports issued to stockholders. ASC 280-10 also establishes standards for related disclosures about products and services and geographic areas. Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision-making group, in making decisions how to allocate resources and assess performance. The information disclosed herein materially represents all of the financial information related to the Company’s only remaining principal operating segment due to discontinued operations of Instilend.

Cash and Cash Equivalents

For purposes of the statement of cash flows, cash includes demand deposits, saving accounts and money market accounts. The Company considers all highly liquid debt instruments with maturities of three months or less when purchased to be cash equivalents.

Comprehensive Income (Loss)

The Company follows Accounting Standards Codification subtopic 220-10, Comprehensive Income (“ASC 220-10”). ASC 220-10 establishes standards for the reporting and displaying of comprehensive income and its components. Comprehensive income is defined as the change in equity of a business during a period from transactions and other events and circumstances from non-owners sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. ASC 220-10 requires other comprehensive income (loss) to include foreign currency translation adjustments and unrealized gains and losses on available for sale securities. The Company had no comprehensive income or losses at March 31, 2013 and 2012.

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

Reliance on Key Personnel and Consultants

The Company has only 14 full-time employees and no part-time employees.  Additionally, there are approximately 6 consultants performing various specialized services.  The Company is heavily dependent on the continued active participation of these current executive officers, employees and key consultants. The loss of any of the senior management or key consultants could significantly and negatively impact the business until adequate replacements can be identified and put in place.

INVESTVIEW, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2013 AND 2012

Recent Accounting Pronouncements

There were various updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to a have a material impact on the Company's consolidated financial position, results of operations or cash flows.

2. GOING CONCERN MATTERS

The Company’s consolidated financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred significant recurring losses which have resulted in an accumulated deficit of $85,199,051, and working capital deficiency (total current liabilities in excess of total current assets) of $3,138,253 at March 31, 2013, and the Company had negative cash flow from operations of $1,030,766 for the year ended March 31, 2013, which raises substantial doubt about the Company’s ability to continue as a going concern.

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

3.  PREPAID EXPENSES

From time to time, the Company issues shares of its common stock for services to be performed.  The fair value of the common stock is determined at the date of the contract for services and is amortized ratably over the term of the contract.  As of March 31, 2013 and 2012, prepaid expenses of this nature were $0 and $82,516, respectively.  During the year ended March 31, 2013 and 2012, the Company charged to operations an aggregate of $234,384 and $663,018, respectively.

 4. PROPERTY AND EQUIPMENT

The Company’s property and equipment at March 31, 2013 and 2012:

	2013	2012
Software	$3,308,420	$2,920,000
Computer equipment	4,211	4,211
Office equipment	23,568	23,568
	3,336,199	2,947,779
Less accumulated depreciation	(3,100,844)	(2,576,307)
	$235,355	$371,472

Depreciation expense charged to operations amounted to approximately $525,000 and $211,000, respectively, for the years ended March 31, 2013 and 2012, respectively.

5. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities consisted of the following at March 31, 2013 and 2012:

INVESTVIEW, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2013 AND 2012

	2013	2012
Accounts payable	$516,580	$540,014
Accrued consulting and commissions payable	-	14,500
Accrued interest payable, short term	169,112	126,578
Accrued payroll taxes	663,664	7,085
Accrued salaries and wages	37,881	45,727
	$1,387,237	$733,904

During the year ended March 31, 2013, the Company accrued an estimated payroll tax liability for stock based compensation issued to an officer.

6. NOTES PAYABLE

A summary of notes payable at March 31, 2013 and 2012 are as follows:

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

On February 23, 2011, the Company issued a $15,000 unsecured promissory note due March 8, 2011 at 10% per annum payable at maturity in exchange for payment of certain professional fees.  On May 24, 2011, the Company amended the promissory note to a convertible promissory note due July 1, 2011.  The convertible promissory note is convertible at the greater of 50% of the ten day average closing price prior to conversion or $0.02.  On June 23, 2011, the Company issued 4,125 shares of its common stock in settlement of principal and accrued interest under this note. No gain or losses resulted from this settlement

On March 31, 2011, the Company issued a $227,049 unsecured promissory note, subsequently increased to $279,098 during the year ended March 31, 2012, due March 31, 2013 at 8% per annum in exchange for accrued data fees. On August 24, 2012, the Company settled the $279,098 outstanding unsecured promissory note and $23,141 related accrued interest for $30,000 recognizing a gain on settlement of debt of $272,239.

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

At March 31, 2013 and 2012, balances consist of the following:

INVESTVIEW, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2013 AND 2012

	2013	2012
Note payable, currently in default	$200,000	$200,000
Note payable, due March 31, 2013	-	279,098
Notes payable, due September 2014	20,000	20,000
Notes payable, due September 2015	120,000	120,000
Long term accrued interest	26,400	26,058
Total	366,400	645,156
Less: Notes payable, current portion	(200,000)	(200,000)
Notes payable, long term portion	$166,400	$445,156

7. CONVERTIBLE NOTES

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

For the year ended March 31, 2013 and 2012, the Company amortized $399,635 and $293,887 of debt discount to current period operations as interest expense, respectively.

INVESTVIEW, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2013 AND 2012

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

For the year ended March 31, 2013 and 2012, the Company amortized $3,417 and $1,741 of debt discount to current period operations as interest expense, respectively.

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

For the year ended March 31, 2013 and 2012, the Company amortized $12,423 and $3,174 of debt discount to current period operations as interest expense, respectively.

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

INVESTVIEW, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2013 AND 2012

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

For the year ended March 31, 2013 and 2012, the Company amortized $43,093 and $3,070 of debt discount to current period operations as interest expense, respectively.

Convertible Notes # 5

During the month of August 2012, the Company issued an aggregate of $700,000 in secured Convertible Promissory Notes ($200,000 related party, officers of the Company) that mature August 2015, of which $500,000 of the Notes were funded as of March 31, 2013. The Promissory Notes bear interest at a rate of 8% and can be convertible into 125,000 shares of the Company’s common stock, at a conversion rate of $4.00 per share. Interest will also be converted into common stock at the conversion rate of $4.00 per share. In connection with the issuance of the Convertible Promissory Notes, the Company issued 62,500 warrants to purchase the Company’s common stock at $6.00 per share over five years.

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

For the year ended March 31, 2013, the Company amortized $72,335 of debt discount to current period operations as interest expense.

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

INVESTVIEW, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2013 AND 2012

Convertible Note # 7

On February 19, 2013, the Company issued a $100,000 in secured Convertible Promissory Note that mature February 19, 2016. The Promissory Note bears interest at a rate of 8% and can be convertible into 25,000 shares of the Company’s common stock, at a conversion rate of $4.00 per share. Interest will also be converted into common stock at the conversion rate of $4.00 per share. In connection with the issuance of the Convertible Promissory Notes, the Company issued 12,500 warrants to purchase the Company’s common stock at $6.00 per share over five years.

In connection with the issuance of the promissory note, the Company issued detachable warrants granting the holder the right to acquire an aggregate of 12,500 shares of the Company’s common stock at $6.00 per share. The warrants expire five years from the issuance. In accordance with ASC 470-20, the Company recognized the value attributable to the warrants and the conversion feature in the amount of $21,182 to additional paid in capital and a discount against the notes. The Company valued the warrants in accordance with ASC 470-20 using the Black-Scholes pricing model and the following assumptions: contractual terms of 5 years, an average risk free interest rate of 0.89%, a dividend yield of 0%, and volatility of 392.45%. The debt discount attributed to the value of the warrants issued is amortized over the note’s maturity period (three years) as interest expense.

For the year ended March 31, 2013, the Company amortized $774 of debt discount to current period operations as interest expense.

Convertible Note # 8

On March 5, 2013, the Company issued a $200,000 in secured Convertible Promissory Note that mature March 5, 2016. The Promissory Note bears interest at a rate of 8% and can be convertible into 50,000 shares of the Company’s common stock, at a conversion rate of $4.00 per share. Interest will also be converted into common stock at the conversion rate of $4.00 per share. In connection with the issuance of the Convertible Promissory Notes, the Company issued 25,000 warrants to purchase the Company’s common stock at $6.00 per share over five years.

In connection with the issuance of the promissory note, the Company issued detachable warrants granting the holder the right to acquire an aggregate of 25,000 shares of the Company’s common stock at $6.00 per share. The warrants expire five years from the issuance. In accordance with ASC 470-20, the Company recognized the value attributable to the warrants and the conversion feature in the amount of $41,584 to additional paid in capital and a discount against the notes. The Company valued the warrants in accordance with ASC 470-20 using the Black-Scholes pricing model and the following assumptions: contractual terms of 5 years, an average risk free interest rate of 0.77%, a dividend yield of 0%, and volatility of 393.16%. The debt discount attributed to the value of the warrants issued is amortized over the note’s maturity period (three years) as interest expense.

For the year ended March 31, 2013, the Company amortized $987 of debt discount to current period operations as interest expense.

Convertible Note # 9

On March 30, 2013, the Company issued a $262,500 in secured Convertible Promissory Note to a related party that mature March 30, 2016. The Promissory Note bears interest at a rate of 8% and can be convertible into 65,625 shares of the Company’s common stock, at a conversion rate of $4.00 per share. Interest will also be converted into common stock at the conversion rate of $4.00 per share. In connection with the issuance of the Convertible Promissory Notes, the Company issued 32,813 warrants to purchase the Company’s common stock at $6.00 per share over five years.

INVESTVIEW, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2013 AND 2012

In connection with the issuance of the promissory note, the Company issued detachable warrants granting the holder the right to acquire an aggregate of 32,813 shares of the Company’s common stock at $6.00 per share. The warrants expire five years from the issuance. In accordance with ASC 470-20, the Company recognized the value attributable to the warrants and the conversion feature in the amount of $54,578 to additional paid in capital and a discount against the notes. The Company valued the warrants in accordance with ASC 470-20 using the Black-Scholes pricing model and the following assumptions: contractual terms of 5 years, an average risk free interest rate of 0.77%, a dividend yield of 0%, and volatility of 393.11%. The debt discount attributed to the value of the warrants issued is amortized over the note’s maturity period (three years) as interest expense.

For the year ended March 31, 2013, the Company amortized $49 of debt discount to current period operations as interest expense.

At March 31, 2013 and 2012, convertible note balances consisted of the following:

	2013	2012
Convertible Promissory Notes #1, net of unamortized discount of $498,175 and $897,810, respectively	$701,825	302,190
Convertible Promissory Note #2, net of unamortized discount of $1,142 and $4,559, respectively	19,858	16,441
Convertible Promissory Notes #3, net of unamortized discount of $21,604 and $34,027, respectively	178,396	165,973
Convertible Promissory Note #4, net of unamortized discount of $53,837 and $96,930, respectively	46,163	3,070
Convertible Promissory Notes #5, net of unamortized discount of $280,750	219,250	-
Convertible Promissory Notes #6	541,496	-
Convertible Promissory Note #7, net of unamortized discount of $20,408	79,592	-
Convertible Promissory Note #8, net of unamortized discount of $40,597	159,403	-
Convertible Promissory Note #9, net of unamortized discount of $54,529	207,971
Long term interest	235,134	77,796
Total	2,389,088	565,470
Less: convertible notes payable, current portion	19,858	-
Less: convertible notes payable, related party, current portion	-	-
Less: Convertible notes payable, long term portion	1,745,321	386,816
Convertible notes payable-related party, net of discount, long term portion (see Note 10)	$623,909	$178,654

Aggregate maturities of long-term debt as of March 31, 2013 are as follows:

For the twelve months ended March 31,	Amount
2014	$21,000
2015	1,500,000
2016	1,603,996
Total	$3,124,996

8. CONVERTIBLE NOTES DERIVATIVE LIABILITY

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

INVESTVIEW, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2013 AND 2012

The Company recorded a gain on change in fair value of reset derivative liability of $33,685 for the year ended March 31, 2012.

As of March 31, 2012, the Company settled the remaining Convertible Promissory Notes that contained certain reset provisions realizing a net gain on settlement of debt of $15,082.

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

The Company recorded a gain on change in fair value of warrant liability of $5,425 and $13,831 for the years ended March 31, 2013 and 2012, respectively.

At March 31, 2013, the fair value of the 2,500 warrants containing certain reset provisions were determined using the Black Scholes Option Pricing Model with the following assumptions:

Dividend yield:	-0-%
Volatility	393.11%
Risk free rate:	0.25%

10. RELATED PARTY TRANSACTIONS

Due to Related Party

The Company is periodically advanced noninterest bearing operating funds from related parties and shareholders.  The advances are due on demand and unsecured. At March 31, 2013 and 2012, due to related party was $207,700 and $105,975, respectively. In addition, as of March 31, 2013, the Company accrued an aggregate of $1,118,786 of unpaid officer salaries and wages.

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

As described in Note 7 above, on June 30, 2011, the Company issued a $100,000 convertible promissory note with interest at 8% per annum, due June 30, 2014 to the Company's former CFO.  The note is convertible into the Company's common stock at $4.00 per share. In connection with the issuance of the note, the Company issued 12,500 warrants to purchase the Company’s common stock at $6.00 per share over five years.

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

INVESTVIEW, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2013 AND 2012

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

As described in Note 7 above, on March 30, 2013, the Company issued a $262,500 convertible promissory note with interest at 8% per annum, due March 31, 2016 to a trust under the control of the Company's former CFO.  The note is convertible into the Company's common stock at $4.00 per share. In connection with the issuance of the note, the Company issued 32,813 warrants to purchase the Company’s common stock at $6.00 per share over five years.

During the year ended March 31, 2013, the Company amortized an aggregate of $135,940 of debt discounts and accrued interest of $42,227 to operations. During the year ended March 31, 2012, the Company amortized an aggregate of $77,126 of debt discounts and accrued interest of $20,109 to operations.

11. CAPITAL STOCK

Common stock

The Company is authorized to issue 7,500,000 shares of common stock with par value $.001 per share as of March 31, 2013 and 2012. As of March 31, 2013 and 2012, the Company had 5,428,037 shares and 4,507,686 shares of common stock issued and 5,626,737 shares and 4,506,386 shares of common stock outstanding.

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

In June 2011, the Company issued an aggregate of 157,455 shares of its common stock in settlement of related party advances, notes payable and convertible notes and related accrued interest (see Note 6,7 and 10).

In June 2011, the Company issued an aggregate of 20,000 shares of common stock in connection with the acquisition of ITT LLC and Razor Data Corp.  These shares were accounted for as common stock to be issued in prior year-end.

INVESTVIEW, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2013 AND 2012

In June 2011, the Company issued 5,000 shares of its common stock, valued at $27,000, in settlement of $12,500 accounts payable, and charged $14,500 to current operations.

In August 2011, the Company issued an aggregate of 277,500 shares of its common stock in settlement of convertible notes and related accrued interest (see Note 7).

In September 2011, the Company issued an aggregate of 738,375 shares of its common stock in settlement of related party advances and convertible notes and related interest (see Note 6,7 and 10).

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

In March 2012, the Company issued an aggregate of 98,784 shares of its common stock in settlement of notes payable and related interest (see Note 6 and 7).

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

In September 2012, the Company issued 150,000 shares of its common stock valued at quoted market of $600,000 in settlement of accrued salary and bonus due the Company's CEO for fiscal year 2012.

In October 2012, the Company issued an aggregate of 38,335 shares of its common stock, valued at $153,340 for services to be rendered.

INVESTVIEW, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2013 AND 2012

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

In January 2013, the Company issued an aggregate of 9,643 shares of its common stock, valued at $26,886 for services to be rendered.

In February 2013, the Company issued an aggregate of 29,035 shares of its common stock, valued at $72,206 for services to be rendered.

In March 2013, the Company issued an aggregate of 11,604 shares of its common stock, valued at $22,347 for services to be rendered.

In March 2013, the Company received and cancelled 250,000 shares of its common stock, valued at $1,000,000 as an adjustment relating to the acquisition of Instilend Technologies, Inc.

12. STOCK OPTIONS AND WARRANTS

Employee Stock Options

The following table summarizes the changes in employee stock options outstanding and the related prices for the shares of the Company’s common stock issued to employees of the Company under two employee stock option plans. The nonqualified plan adopted in 2007 is for 65,000 shares of which 47,500 have been granted as of March 31, 2013. The qualified plan adopted in October of 2008 authorizing 125,000 shares was approved by a majority of the Shareholders on September 16, 2009. To date 42,500 shares have been granted as of March 31, 2013.

The following table summarizes the changes in options outstanding and the related prices for the shares of the Company’s common stock issued to employees of the Company at March 31, 2013:

 INVESTVIEW, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2013 AND 2012

	Options Outstanding			Options Exercisable
			Weighted		Weighted
		Weighted	Average		Average
		Average	Exercise		Exercise
Range of	Number of	Remaining	Price of	Number of	Price of
Exercise	Shares	Contractual	Outstanding	Shares	Exercisable
Prices	Outstanding	Life (Years)	Options	Exercisable	Options
$10.00	35,000	6.51	$10.00	35,000	$10.00
12.00	2,500	3.86	12.00	2,500	12.00
	37,500	6.33	$10.20	37,500	$10.20

Transactions involving stock options issued to employees are summarized as follows:

Weighted
Average
	Number of	Exercise
	Shares	Price
Options outstanding at March 31, 2011	37,500	$10.20
Granted	-	-
Exercised	-	-
Canceled	-	-
Options outstanding at March 31, 2012	37,500	10.20
Granted	-	-
Exercised	-	-
Canceled	-	-
Options outstanding at March 31, 2013	37,500	$10.20

Stock-based compensation expense in connection with options granted to employees for the year ended March 31, 2013 and 2012 was $53,946 and $107,896, respectively.

Non-Employee Stock Options

The following table summarizes the changes in options outstanding and the related prices for the shares of the Company’s common stock issued to consultants and non-employees of the Company at March 31, 2013:

	Options Outstanding			Options Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
Exercise	Number	Contractual	Exercise	Number of	Exercise
Prices	Outstanding	Life (Years)	Price	Exercisable	Price
$29.00	2,500	0.20	$29.00	2,500	$29.00
84.00	2,500	3.83	84.00	1,500	84.00
	5,000	2.03	$56.00	4,000	$50.00

Transactions involving stock options issued to consultants and non-employees are summarized as follows:

 INVESTVIEW, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2013 AND 2012

		Weighted
		Average
	Number of	Price
	Shares	Per Share
Options outstanding at March 31, 2011	17,346	$46.00
Granted	-
Exercised	-	-
Expired	(12,346)	(50.00)
Options outstanding at March 31, 2012	5,000	56.00
Granted	-	-
Exercised	-	-
Cancelled or expired	-	-
Options outstanding at March 31, 2013	5,000	$56.00

Restricted Stock Units ("RSU")

The Company has issued RSUs to certain employees.  RSUs issued to date vest in up to 6 to 24 months.

Transactions involving employee RSUs are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at March 31, 2011:	-	$-
Granted	-	-
Exercised	-	-
Canceled or expired	-	-
Outstanding at March 31, 2012:	-	-
Granted	810,000	3.80
Exercised	-	-
Canceled or expired	-	-
Outstanding at March 31, 2013:	810,000	$3.80

During the year ended March 31, 2013, the Company charged the vesting portion of the RSU's $1,453,840 to current operations.

Warrants

The following table summarizes the changes in warrants outstanding and the related prices for the shares of the Company’s common stock issued to shareholders at March 31, 2013:

	Warrants Outstanding			Warrants Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
Exercise	Number	Contractual	Exercise	Number	Exercise
Price	Outstanding	Life (Years)	Price	Exercisable	Price
$2.00	10,000	0.81	$2.00	10,000	$2.00
4.00	18,792	1.36	4.00	18,872	4.00
6.00	322,063	3.83	6.00	322,063	6.00
10.00	4,168	2.00	10.00	9,271	10.00
Total	355,023	3.57	$5.83	355,023	$5.83

INVESTVIEW, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2013 AND 2012

Transactions involving the Company’s warrant issuance are summarized as follows:

		Average
	Number of	Price
	Shares	Per Share
Warrants outstanding at March 31, 2011	44,479	$8.20
Granted	208,042	6.00
Exercised	-
Cancelled or expired	(25,208)	(10.00)
Warrants outstanding at March 31, 2012	227,313	6.40
Granted	132,813	6.00
Exercised	-	-
Expired	(5,103)	(10,00)
Warrants outstanding at March 31, 2013	355,023	$5.83

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

During the year ended March 31, 2013, an aggregate warrants of 132,813 were issued in connection with the issuance of Convertible Promissory Notes (see Note 7). The warrants are exercisable for five years from the date of issuance at an exercise price of $6.00 per share. The warrants were valued using the Black Sholes option pricing method with the following assumptions: dividend yield $-0-, volatility of 392.45% to 419.54% and risk free rate of 0.65% to 0.89%.

13. LOSS PER COMMON SHARE

The following table presents the computation of basic and diluted loss per share for the years ended March 31, 2013 and 2012:

	2013	2012
Net loss - continuing operations	$(7,805,366)	$(9,109,393)
Net loss - discontinued operations	(1,525,944)	-
Net loss available for common shareholders	$(9,331,310)	$(9,109,393)

Loss per share (basic and assuming dilution)-continuing operations	$(1.56)	$(2.51)
Loss per share (basic and assuming dilution)-discontinued operations	(0.30)	-
Loss per share (basic and assuming dilution)	$(1.86)	$(2.51)

Weighted average common shares outstanding
Basic	5,010,733	3,633,547
Fully diluted	5,759,295	4,023,797

INVESTVIEW, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2013 AND 2012

Convertible debt, stock options and warrants have been excluded as common stock equivalents in the diluted loss per share because their effect is anti-dilutive on the computation.

Fully-diluted weighted-average common shares outstanding are not utilized in the calculation of loss per common share as the effect would be anti-dilutive, decreasing the reported loss per common share.

14. COMMITMENTS AND CONTINGENCIES

David M. Kelley Employment Agreement

On August 17, 2012, David M. Kelley was engaged by Investview, Inc. (the "Company") to serve as the Chief Operating Officer (“COO”) of the Company.

Mr. Kelley executed an employment agreement with the Company pursuant to which he was appointed as the Chief Operating Officer of the Company in consideration of an annual salary of $200,000. The salary will not be paid until the earlier of 90 days from the date of the agreement or upon the CEO of the Company determining that the Company is financially capable in paying the salary. If certain performance metrics are achieved, then the base salary shall be increased to $300,000 during year two of the agreement. Additionally, Mr. Kelley will be eligible for annual cash bonuses equal to at least 50% of his salary subject to recommendation of the Compensation Committee or the Board of Directors. As additional compensation, the Company granted Mr. Kelley an initial award of 250,000 restricted shares of common stock of the Company of which half shall vest on the one year anniversary of the employment agreement and the balance shall vest on a quarterly basis in the fiscal year ending March 31, 2014.

In addition to the salary and any bonus, Mr. Kelley will be entitled to receive health and fringe benefits that are generally available to the Company’s management employees. The term of the agreement is for two years which automatically renews for two year periods unless terminated prior to the 90 th day following the expiration of the applicable term.

Joseph Louro Employment Agreement

On June 24, 2011, Dr. Joseph J. Louro was engaged by the Company to serve as the Chief Executive Officer and Chairman of the Company.   Dr. Louro will replaces Nicholas S. Maturo who resigned as the Chief Executive Officer.  Mr. Maturo will continue to serve as a director of the Company and will continue in a position with the Company to be determined. Dr. Louro executed an employment agreement with the Company, which was received by the Company on June 24, 2011, pursuant to which he was appointed as the Chief Executive Officer and Chairman of the Company in consideration of an annual salary of $300,000.  Dr. Louro has agreed to forego payment of his salary, and receive a salary of $1.00 per year until such time, in Dr. Louro’s sole discretion, that the Company is able to pay such salary.  If certain performance metrics are achieved, then the base salary shall be increased to $400,000 during year two and $500,000 during year three.  The term of the agreement is for three years which automatically renews for three year periods unless terminated prior to the 90th day following the expiration of the applicable term.  Additionally, Dr. Louro is eligible for annual cash bonuses equal to at least 50% and up to 100% of his salary subject to recommendation of the Compensation Committee or the Board of Directors.

Dr. Louro is also entitled to receive incentive bonuses upon the closing of strategic acquisitions, joint ventures or other strategic transactions and/or relationships which are intended to accrue a significant benefit to the Company, as recommended by the Compensation Committee of the Board of Directors or the Board of Directors.  Dr. Louro is also be entitled to receive a special bonus upon the closing of capital funding events, through either public or private offerings, subject to approval by the Board. In addition to the salary and any bonus, Dr. Louro will be entitled to receive health and fringe benefits that are generally available to the Company’s management employees.  As additional compensation, the Company granted Dr. Louro an initial award of 100,000 restricted shares of common stock of the Company and has agreed to provide an equity bonus not to exceed an aggregate of 275,000 shares for the years ended March 31, 2012, 2013 and 2014 based on certain operational improvements established by the Board.  Dr. Louro is entitled to receive shares equal to 20% of the operational improvement divided by $6.00.

INVESTVIEW, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2013 AND 2012

William C. Kosoff Employment Agreement

On April 1, 2013 (subsequent to the financial statements) the Company re-instated William C. Kosoff as Acting Chief Financial Officer. He resumed employment under the terms of his original employment agreement (the “Agreement”).  The Agreement may be extended or earlier terminated pursuant to the terms and conditions of the Agreement and provides for automatic renewals for successive two (2) year terms unless, prior to 90th calendar day preceding the expiration of the then existing term, either Company of Mr. Kosoff provide written notice to the other that it elects not to renew the term. The Agreement provides an annual compensation rate of $150,000. The current contract is valid until February 6th 2014.

Officer Compensation

During the year ended March 31, 2013, the Company recognized $412,500 of accrued salary and bonus pursuant to the employment agreement of the chief executive. The CEO’s salary increased from $300,000 to $400,000 beginning with the September 2012 quarter. In respect of the CEO’s salary and bonus not being paid during fiscal year 2012, the CEO and the board agreed to award the CEO 150,000 shares. The cost of this award was $600,000, valued at quoted market, which was charged to earnings in the June 2012 quarter. In addition, in the December 2012 quarter, the board awarded the CEO 250,000 shares for his successful efforts in performing certain activities approved by the Board of Directors. The cost of this bonus of $1,000,000, valued at quoted market, was recognized during the December 2012 quarter. The COO and CFO have not been paid since their employment dates. We have accrued salary and bonus of approximately $340,000 for the COO and CFO. Additionally, approximately $798,000 has been charged to earnings for the year ended March 31, 2013 for RSUs granted to the COO and CFO. These RSUs are currently unvested.

On December 6, 2012, the Company terminated our former Acting CFO who is also a Director on our Board of Directors. We accrued $325,000 in severance payments. We anticipated paying this out over the remaining term of his agreement of two years; however, as of April 1, 2013 he was re-instated as Acting CFO. During the period from January 1, 2013 through March 31, 2013 $14,250 was paid against this accrual.

Operating lease

As of March 31st 2013 the Company occupied two facilities, a 4,600 square foot corporate office in Red Bank New Jersey leased at $8,000 per month, and a 2,500 square foot operations facility in Draper Utah leased at $3,300 per month.

As of May 31 the Company relocated its corporate offices to a smaller 1,500 square foot facility in Red Bank New Jersey leased at $2,500 per month, net of sublease, and terminated the lease in Utah. Currently the 8 employees in operations in Utah are telecommuting while the Company’s servers have been relocated into a “Computing Cloud” service.

The Company believes that its current properties are adequate for its current and immediately foreseeable operating needs. The Company does not have any policies regarding investments in real estate, securities or other forms of property.

Year ending March 31,
2014	$30,000
2015	32,200
2016	34,138
Total	$96,338

INVESTVIEW, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2013 AND 2012

Litigation

The Company may be subject to legal proceedings and claims which arise in the ordinary course of its business. Although occasional adverse decisions or settlements may occur, the Company believes that the final disposition of such matters should not have a material adverse effect on its financial position, results of operations or liquidity. The Company had no pending legal proceedings or claims other than described above as of March 31, 2013.

NOTE 15– DISCONTINUED OPERATIONS

As of March 31, 2013, the Company discontinued operations of its wholly owned subsidiary; Instilend Technologies Inc.  The financial results of Instilend Technologies, Inc. are presented separately in the consolidated statements of operations as discontinued operations for all periods presented. The assets and liabilities of this business are reflected as assets and liabilities from discontinued operations in the consolidated balance sheets for all periods presented.  The Company does not expect to incur any ongoing costs associated with this discontinued operations.

The assets and liabilities of the discontinued operations as of March 31, 2013 and 2012 were as follows:

Assets:

	2013	2012
Cash	$3,063	$-
Accounts receivable	15,868	-
Total current assets of discontinued operations	$18,931	$-

Liabilities:
Accounts payable	$301,160	$-
Total current liabilities of discontinued operations	$301,160	$-

The Results of Operations for the years ended March 31, 2013 and 2012 are as follows:

	2013	2012
Sales	$120,515	$-

Operating Costs:
Selling, general and administrative	424,360	-
Impairment losses	969,290	-
Impairment losses – opening balance sheet	262,359	-
Depreciation and amortization	241,514	-
Total operating costs	1,897,523	-
Net loss from operations	(1,777,008)	-

Other income (expense):
Interest expense	(11,295)	-
Net loss before income tax benefit	(1,788,303)	-
Income tax benefit	262,359	-
Net loss	$(1,525,944)	$-

Managements rationale in estimating the Impairment loss of $969,290 was based on the following factors:

Customer Relationships - The asset was $445,069 which was impaired 100% to $ 0 as of March 31, due to the loss of all but one of the original active clients of minimal role.  All other clients terminated their relationships. The Employee Agreements including the non compete clauses were also impaired 100% from $270,825 to $ 0 due to the release of the employees and settlement of their employment agreements. The Goodwill due to the loss of clients and revenue was also impaired, net of tax benefit to $0. The Software was adjusted to a value of $253,396 based on the continuing revenue of the one remaining client with annual gross revenue is $190k with approximately 1 ½ year remaining.

The $262K deferred tax benefit realized in fiscal year 2013 was as a result of the reduction in the valuation allowance due to the acquisition of Instilend Inc.  Pursuant to ASC 805, the impact on the acquiring company's deferred tax assets and liabilities caused by an acquisition is recorded in the acquiring company's financial statements outside of acquisition accounting.

INVESTVIEW, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2013 AND 2012

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

The federal and state income tax provision (benefit) for March 31, 2013 and March 31, 2012 consists of the following:

	2013	2012
Current:
Federal	$-	$-
State	-	-
Total current	-	-

Deferred:
Federal	-	-
State	-	-
Total deferred	-	-
Total provision (benefit)	$-	$-

Deferred income taxes represent the tax effect of transactions that are reported in different periods for financial and tax reporting purposes. Temporary differences and carryforwards that give rise to a significant portion of the deferred income tax benefits and liabilities are as follows at March 31, 2013 and March 31, 2012:

	2013	2012
Long-term deferred income tax assets before valuation allowance:
Loss carryforwards	$12,151,561	$11,513,211
Employee Stock Options	767,516	123,289
Deferred Compensation	850,702	1,037,018
Intangible assets	7,805,765	7,698,616
Fixed assets	243,765	-
Unpaid officer salaries	1,022,251	-
Other	293,047	-
Total deferred income tax assets before valuation allowance	23,134,522	20,372,134
Less valuation allowance	(22,996,257)	(20,137,248)
Total deferred income tax assets	138,265	234,886

Long-term deferred income tax liabilities:	-
Beneficial conversion feature	(136,823)	(234,886)
Goodwill	(1,442)	-
Total deferred income tax liabilities	(138,265)	(234,886)

Net deferred income tax assets	$-	$-

The Company has provided a valuation allowance against the full amount of the deferred tax assets, since in the opinion of management based upon the earnings history of the Company, it is more likely than not that the benefits will not be realized.

INVESTVIEW, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2013 AND 2012

As of March 31, 2013, the Company had approximately $34,000,000 of federal and state loss carryforwards which expire at various dates through fiscal year 2033. As of March 31, 2012, the Company had approximately $66,000,000 and of federal and state loss carryforwards which expire at various dates through fiscal year 2032.

Due to possible changes in the Company's ownership, the future use of its existing net operating losses may be limited. All or portion of the remaining valuation allowance may be reduced in future years based on an assessment of earnings sufficient to fully utilize these potential tax benefits.

A reconciliation of the U.S. federal statutory income tax rate to the Company’s consolidated effective income tax rate is as follows:

	2013	2012
U.S. federal statutory income tax rate	35.0%	35.0%
State taxes, net of federal benefit	3.1	9.3
Derivative liability	0.0	0.2
Loss on settlement of debt	(1.2)	(6.8)
Non-deductible interest	0.0	(0.2)
Stock options	(9.9)	(7.8)
Employment taxes penalty	(1.4)	0.0
Other	(1.9)	0.0
True up	6.6	0.0
Increase in valuation allowance	(32.8)	(29.6)
Effective income tax rate	0.0%	0.0%

The Company’s effective income tax rate is different from the federal statutory tax rate predominantly due to valuation allowance recorded.

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

The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. The Company had no accruals for interest and penalties at March 31, 2013 and 2012.

The Company does not expect the amount of unrecognized tax benefits to materially change within the next twelve months.

The Company is required to file income tax returns in the U.S. Federal jurisdiction, in New York State, and in Utah. The Company is no longer subject to income tax examinations by tax authorities for tax years ending before March 31, 2010.

INVESTVIEW, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2013 AND 2012

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

The following table provides a summary of changes in fair value of the Company’s Level 3 financial liabilities as of March 31, 2013:

Warrant
Derivative
Liability
Balance, March 31, 2012	$9,862

Transfers in/out:

Total gains:
Initial fair value of debt derivative at note issuance	-
Mark-to-market at March 31, 2013:
- Warrants reset provision	(5,425)

Balance, March 31, 2013	$4,437

Net gain for the period included in earnings relating to the liabilities held at March 31, 2013	$5,425

INVESTVIEW, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2013 AND 2012

18. SUBSEQUENT EVENTS

On May 2, 2013, the Company, its wholly-owned subsidiary, Instilend Technologies Inc. ("Instilend") and Fortified Management Group, LLC ("Fortified") entered into an Asset Purchase Agreement (the "APA"), pursuant to which Instilend sold all of its assets, including its proprietary Matador, Locate Stock and LendEQS platforms, to Fortified in consideration of $3,000,000 (the "Purchase Price") consisting of 250,000 shares of common stock of the Company which were returned to the Company for cancellation, $2,500 per month commencing on the 90th day after the Closing Date which will be increased to $5,000 per month as of the 270th day following the Closing Date, a Secured Promissory Note in the principal amount of $1,250,000 (the "APA Note"), the assumption by Fortified from the Company of 5% Convertible Promissory Notes (the "Seller Notes") originally issued by the Company to Todd Tabacco, Derek Tabacco and Richard L'Insalata in the aggregate amount of $500,000 and additional monthly royalties of 5% after the payment of the $1,250,000 Secured Promissory Note up to $4,000,000 as set forth in Schedule 3 of the APA. In addition, $150,000 of the Purchase Price (the "Escrow Funds") will be used towards the payment by the Company of certain tax liabilities owed by Instilend. The Escrow Funds will be held in escrow until the Company has entered into settlement agreements with the relevant tax authorities, at which time the Company may authorize the Escrow Funds to be released for payment to the relevant tax authorities. In the event of a failure by the Company to make any payments in accordance with the terms of any such settlement agreements, the Company will issue shares of its common stock to Fortified equal to three times the unpaid amount of the remaining unpaid tax liabilities.

As a result of the sale of the operating assets relating to the stock loan business, management of the Company, as of the Closing Date, elected to impair the remaining assets in the business including the goodwill, customer list and covenants to not compete. The impaired assets were initially recorded as a result of the acquisition of Instilend.

On May 2, 2013, the Company and Instilend entered into Agreements and General Releases (the “Seller Agreements”) with Todd Tabacco, Derek Tabacco and Richard L'Insalata (collectively, the "Sellers"), the Company and Fortified Management Group LLC (“Fortified”), pursuant to which the Sellers have resigned from all positions that they held at Instilend and released Instilend from all claims. The Sellers agreed to waive any and all rights to the 50,000 shares of the Company pursuant to the Share Exchange Agreement entered between the Company and the Sellers in September 2012. Instilend and the Sellers agreed to terminate the Employments Agreements and the Sellers were released from their Non-Competes. Under the terms of the Agreements, the Company agreed to issue 25,000 shares of common stock to Todd Tabacco and 50,000 shares of common stock to Derek Tabacco and Richard L'Insalata. The shares are locked-up for one year. In addition, the Company is required to issue an additional 25,000 shares of common stock of the Company to Derek Tabacco and Richard L'Insalata on the one year and two year anniversaries of the Agreements if the Company's market price is not in excess of $4.00 per share, which such shares will be locked up for a period of one year from issuance.

On April 1, 2013 the former Acting CFO who was terminated December 6th 2012 was re-instated as Acting CFO and resumed employment under his the terms of his original contract.

In April 2013 the Company issued an aggregate of 4,968 shares of its common stock, valued at $8,446 for employee compensation.

In May 2013 the Company issued an aggregate of 143,000 shares of its common stock, valued at $307,450 for settlement of the employment contracts associated with the sale of Instilend and for services to be rendered. .

