Form 10-Q
period 2013-06-30
Investview, Inc.
filed 2013-08-13
CIK 862651

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ________________ to _______________

000-27019

(Commission file number)

InvestView, Inc.

(Exact name of registrant as specified in its charter)

Nevada	87-0369205
(State or other jurisdiction	(IRS Employer
of incorporation or organization)	Identification No.)

54 Broad Street, Suite 303

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

As of August 13, 2013, there were 5,716,005 shares of common stock, (of which 1,300 shares are in treasury), par value $.001 per share, outstanding.

INVESTVIEW, INC.

FORM 10-Q

QUARTERLY PERIOD ENDED JUNE 30, 2012

INVESTVIEW, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	March 31,
	2013	2013
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$154,529	$176,282
Accounts receivable	-	9,704
Deferred costs	7,255	5,967
Prepaid expenses	58,250	55,250
Other current assets	1,690	1,690
Current assets of discontinued operations	16,604	18,931
Total current assets	238,329	267,824

Property, plant and equipment, net of accumulated depreciation of $2,947,780 and $3,100,844 as of June 30, 2013 and March 31, 2013, respectively	-	235,355

Other assets:
Goodwill	123,592	123,592
Deposits	-	6,750
Total other assets	123,592	130,342

Total assets	$361,920	$633,521

LIABILITIES AND DEFICIENCY IN STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$1,701,208	$1,387,237
Deferred revenue	217,329	171,336
Due to related party	1,238,984	1,326,486
Convertible notes payable, current portion	678,711	19,858
Convertible notes payable, current portion-related party	200,365	-
Notes payable, current portion	200,000	200,000
Current liabilities of discontinued operations	452,676	301,160
Total current liabilities	4,689,273	3,406,077

Long term debt:
Warrant liability	4,813	4,437
Notes payable, long term portion	169,200	166,400
Convertible notes payable, long term portion	523,628	1,745,321
Convertible notes payable, long term portion-related party	435,416	623,909
Total long term debt	1,133,057	2,540,067

Total liabilities	5,822,330	5,946,144

DEFICIENCY IN STOCKHOLDERS' EQUITY
Preferred stock, par value: $0.001; 10,000,000 shares authorized, None issued and outstanding as of March 31, 2013 and 2012	-	-
Common stock, par value $0.001; 15,000,000 shares authorized; 5,576,005 and 5,428,037 issued and 5,574,705 and 5,426,737 outstanding as of June 30, 2013 and March 31, 2013, respectively	5,576	5,428
Additional paid in capital	80,448,949	79,889,589
Subscriptions	150,000	-
Treasury stock, 1,300 shares	(8,589)	(8,589)
Accumulated deficit	(86,056,346)	(85,199,051)
Total (deficiency in) stockholders' equity	(5,460,410)	(5,312,623)

Total liabilities and (deficiency in) stockholders' equity	$361,920	$633,521

The accompanying notes are an integral part of these consolidated financial statements

INVESTVIEW, INC.

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

(unaudited)

	Three months ended June 30,
	2013	2012
Revenue, net:	$304,951	$555,654

Operating costs and expenses:
Cost of sales and service	108,681	156,087
Selling, general and administrative	767,447	1,465,893
Depreciation and amortization	-	51,833
Total operating costs and expenses	876,128	1,673,813

Net loss from operations	(571,177)	(1,118,159)

Other income (expense):
Gain (loss) on change in fair value of warrant and derivative liabilities	(376)	(3,888)
Gain (loss) on settlement of debt	-	(36,387)
Interest, net	(217,877)	(163,121)
Other	-	161
Income tax benefit	250,000
Loss from continuing operations	(539,430)	(1,321,394)

Loss from discontinued operations	(317,865)	-

NET LOSS	$(857,295)	$(1,321,394)

Loss per common share, basic and diluted;
Continuing operations	$(0.14)	$(0.29)
Discontinued operations	(0.01)	-
Total	$(0.15)	$(0.29)

Weighted average number of common shares outstanding-basic and diluted	5,503,283	4,523,803

The accompanying notes are an integral part of these consolidated financial statements

INVESTVIEW, INC.

CONSOLIDATED STATEMENT OF DEFICIENCY IN STOCKHOLDERS' EQUITY

FROM APRIL 1, 2013 THROUGH JUNE 30, 2013

(unaudited)

				Additional	Common shares		Warrant
	Stock	Common stock		Paid in	To be issued		Subscription	Treasury	Accumulated
	Subscription	Shares	Amount	Capital	Shares	Amount	Receivable	Stock	Deficit	Total
Balance, March 31, 2013	$-	5,428,037	$5,428	$79,889,589	$-	$-	$-	$(8,589)	$(85,199,051)	$(5,312,623)
Common stock issued for services rendered	-	147,968	148	316,145	-	-	-	-	-	316,293
Common stock subscriptions	150,000	-	-	-	-	-	-	-	-	150,000
Fair value of vesting restricted stock units	-	-	-	243,215	-	-	-	-	-	243,215
Net loss	-	-	-	-	-	-	-	-	(857,295)	(857,295)
Balance, June 30, 2013	$150,000	5,576,005	$5,576	$80,448,949	$-	$-	$-	$(8,589)	$(86,056,346)	$(5,460,410)

The accompanying notes are an integral part of these consolidated financial statements

INVESTVIEW INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(unaudited)

	Three months ended June 30,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss from continuing operations	$(789,430)	$(1,321,394)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	-	51,833
Common stock issued for services rendered	-	100,875
Amortization of debt discount relating to convertible notes payable	153,407	114,319
Employee stock based compensation	243,215	85,568
Change in fair value of warrant and derivative liabilities	376	3,888
(Gain) Loss on settlement of debt and warrants	-	36,387
Amortization of deferred compensation	-	41,942
Changes in operating assets and liabilities:
Accounts receivable	9,704	-
Deferred costs	(1,288)	(3,492)
Prepaid and other assets	(3,000)	5
Accounts payable and accrued liabilities	165,186	799,583
Due to related parties	(87,502)	-
Deferred revenue	45,993	(19,378)

Net cash provided by (used in) continuing operating activities:	(263,339)	(109,864)
Net cash used in discontinued operating activities:	84,836	-
Net cash used in operating activities	(178,503)	(109,864)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from long term deposit	6,750	-
Net cash used in investing activities:	6,750	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from common stock subscriptions	150,000	-
Net proceeds provided by financing activities	150,000	-

Net (decrease) increase in cash and cash equivalents	(21,753)	(109,864)
Cash and cash equivalents-beginning of period	176,282	179,921
Cash and cash equivalents-end of period	$154,529	$70,057

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$-	$-
Income taxes	$-	$-
Non-cash financing activities:
Common stock issued for in settlement of outstanding payables	$-	$100,386

The accompanying notes are an integral part of these consolidated financial statements

INVESTVIEW, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2013

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

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Investment Tools & Training, LLC ("ITT"), Razor Data Corp ("Razor") and SAFE Management LLC ("Safe"). All significant inter-company transactions and balances have been eliminated in consolidation.

Interim Financial Statements

The following (a) condensed consolidated balance sheet as of June 30, 2013, which has been derived from audited financial statements, and (b) the unaudited condensed consolidated interim financial statements of the Company have been prepared in accordance with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended June 30, 2013 are not necessarily indicative of results that may be expected for the year ending March 31, 2014. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended March 31, 2013 included in the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission (“SEC”) on July 1, 2013.

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

INVESTVIEW, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2013

The Company sells its products separately and in various bundles that include website/data subscriptions, educational workshops, online workshops and training, one-on-one coaching and counseling sessions, along with other products and services.. The deferral policy for each of the different types of revenues is summarized as follows:

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

Goodwill

As a result of the acquisition of SAFE Management, LLC on November 27, 2012, the Company acquired goodwill $123,592.

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

During the year ended March 31, 2013, the Company management performed an evaluation of its goodwill for purposes of determining the implied fair value of the assets at March 31, 2013. The test indicated that the recorded remaining book value of its goodwill did not exceed its fair value for the year ended March 31, 2013.   Considerable management judgment is necessary to estimate the fair value.  Accordingly, actual results could vary significantly from management’s estimates.

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

INVESTVIEW, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2013

Fair Value of Financial Instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of June 30, 2013 and March 31, 2013. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash and accounts payable. Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

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

For the three months ended June 30, 2013 and 2012, the Company did not grant stock options to employees. The fair value of vesting options granted in previous years and vested during the three months ended June 30, 2013 and 2012 of $-0- and $26,974, respectively, was recorded as a current period charge to earnings.

In addition, the Company issued restricted stock units ("RSU") during the year ended March 31, 2013. The fair value of the vesting RSUs of $243,215 and $58,594 was recorded as a current period charge to earnings during the three months ended June 30, 2013 and 2012, respectively.

Net Loss per Share

The Company follows Accounting Standards Codification subtopic 260-10, Earnings Per Share (“ASC 260-10”) specifying the computation, presentation and disclosure requirements of earnings per share information. Basic loss per share has been calculated based upon the weighted average number of common shares outstanding. The Company excluded 748,562 and 415,250 shares of common stock equivalents, that would be resulted from conversion of convertible debt, or exercise of stock options and warrants, from the diluted loss per share because their effect is anti-dilutive on the computation for the three months ended June 30, 2013 and 2012, respectively.

Reliance on Key Personnel and Consultants

The Company has only 12 full-time employees and no part-time employees.  Additionally, there are approximately 4 consultants performing various specialized services.  The Company is heavily dependent on the continued active participation of these current executive officers, employees and key consultants. The loss of any of the senior management or key consultants could significantly and negatively impact the business until adequate replacements can be identified and put in place.

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

INVESTVIEW, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2013

Segment Information

Accounting Standards Codification subtopic Segment Reporting 280-10 (“ASC 280-10”) establishes standards for reporting information regarding operating segments in annual financial statements and requires selected information for those segments to be presented in interim financial reports issued to stockholders. ASC 280-10 also establishes standards for related disclosures about products and services and geographic areas. Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision-making group, in making decisions how to allocate resources and assess performance. The information disclosed herein materially represents all of the financial information related to the Company’s only remaining principal operating segment due to discontinued operations of Instilend (See Note 10).

Recent Accounting Pronouncements

There were various updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to a have a material impact on the Company's consolidated financial position, results of operations or cash flows.

2. GOING CONCERN MATTERS

The Company’s unaudited condensed consolidated financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred significant recurring losses which have resulted in an accumulated deficit of $86,056,346, net loss of $857,295 and net cash used in operations of $178,503 for the three months ended June 30, 2013 which raises substantial doubt about the Company’s ability to continue as a going concern.

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

3. PROPERTY AND EQUIPMENT

The Company’s property and equipment at June 30, 2013 and March 31, 2013:

	June 30, 2013	March 31, 2013
Software	$2,920,000	$3,308,420
Computer equipment	4,211	4,211
Office equipment	23,568	23,568
	2,947,779	3,336,199
Less accumulated depreciation	(2,947,779)	(3,100,844)
	$-0-	$235,355

Depreciation expense charged to operations amounted to approximately $-0- and $52,000, respectively, for the three months ended June 30, 2013 and 2012, respectively.

INVESTVIEW, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2013

4. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities consisted of the following at June 30, 2013 and March 31, 2013:

	June 30, 2013	March 31, 2013
Accounts payable	$480,139	$516,580
Accrued interest payable, short term	382,365	169,112
Accrued payroll taxes	783,210	663,664
Accrued salaries and wages	55,494	37,881
	$1,701,208	$1,387,237

During the year ended March 31, 2013 and the three months ended June 30, 2013, the Company accrued an estimated payroll tax liability for stock based compensation issued to an officer.

5. NOTES PAYABLE

A summary of notes payable at June 30, 2013 and March 31, 2013 are as follows:

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

At March 31, 2013 and 2012, balances consist of the following:

	June 30, 2013	March 31, 2013
Note payable, currently in default	$200,000	$200,000
Notes payable, due September 2014	20,000	20,000
Notes payable, due September 2015	120,000	120,000
Long term accrued interest	29,200	26,400
Total	369,200	366,400
Less: Notes payable, current portion	(200,000)	(200,000)
Notes payable, long term portion	$169,200	$166,400

INVESTVIEW, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2013

6. CONVERTIBLE NOTES

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

For the three months ended June 30, 2013 and 2012, the Company amortized $99,635 and $99,635 of debt discount to current period operations as interest expense, respectively.

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

For the three months ended June 30, 2013 and 2012, the Company amortized $852 and $852 of debt discount to current period operations as interest expense, respectively.

INVESTVIEW, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2013

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

For the three months ended June 30, 2013 and 2012, the Company amortized $3,089 and $3,089 of debt discount to current period operations as interest expense, respectively.

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

For the three months ended June 30, 2013 and 2012, the Company amortized $10,744 and $10,744 of debt discount to current period operations as interest expense, respectively.

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

JUNE 30, 2013

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

For the three months ended June 30, 2013, the Company amortized $29,343 of debt discount to current period operations as interest expense.

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

On May 2, 2013, in connection with the sale of the assets of Instilend Technologies, Inc. (See Note 10), the outstanding convertible notes were cancelled.

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

For the three months ended June 30, 2013, the Company amortized $1,760 of debt discount to current period operations as interest expense.

INVESTVIEW, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2013

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

For the three months ended June 30, 2013, the Company amortized $3,453 of debt discount to current period operations as interest expense.

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

For the three months ended June 30, 2013, the Company amortized $4,532 of debt discount to current period operations as interest expense.

At June 30, 2013 and March 31, 2013, convertible note balances consisted of the following:

INVESTVIEW, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2013

	2013	2012
Convertible Promissory Notes #1, net of unamortized discount of $398,540 and $498,175, respectively	$801,460	701,825
Convertible Promissory Note #2, net of unamortized discount of $290 and $1,142, respectively	20,710	19,858
Convertible Promissory Notes #3, net of unamortized discount of $18,515 and $21,604, respectively	181,485	178,396
Convertible Promissory Note #4, net of unamortized discount of $43,093 and $53,837, respectively	56,907	46,163
Convertible Promissory Notes #5, net of unamortized discount of $251,407 and $280,750, respectively	248,593	219,250
Convertible Promissory Notes #6	-	541,496
Convertible Promissory Note #7, net of unamortized discount of $18,648 and $20,408, respectively	81,352	79,592
Convertible Promissory Note #8, net of unamortized discount of $37,144 and $40,597, respectively	162,856	159,403
Convertible Promissory Note #9, net of unamortized discount of $49,997 and $54,529, respectively	212,503	207,971
Long term interest	72,254	235,134
Total	1,838,120	2,389,088
Less: convertible notes payable, current portion	678,711	19,858
Less: convertible notes payable, related party, current portion	200,365	-
Less: Convertible notes payable, long term portion	523,628	1,745,321
Convertible notes payable-related party, net of discount, long term portion	$435,416	$623,909

Aggregate maturities of long-term debt as of June 30, 2013 are as follows:

For the twelve months ended June 30,	Amount
2014	$1,321,000
2015	200,000
2016	1,062,500
Total	$2,583,500

7. CAPITAL STOCK

In May 2013, the Company issued an aggregate of 147,968 shares of its common stock in exchange for $316,145 in settlement of compensation related to the sale of Instilend Technologies, Inc.

8. STOCK OPTIONS AND WARRANTS

Employee Stock Options

The following table summarizes the changes in employee stock options outstanding and the related prices for the shares of the Company’s common stock issued to employees of the Company under two employee stock option plans. The nonqualified plan adopted in 2007 is for 65,000 shares of which 47,500 have been granted as of June 30, 2013. The qualified plan adopted in October of 2008 authorizing 125,000 shares was approved by a majority of the Shareholders on September 16, 2009. To date 42,500 shares have been granted as of June 30, 2013.

INVESTVIEW, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2013

The following table summarizes the changes in options outstanding and the related prices for the shares of the Company’s common stock issued to employees of the Company at June 30, 2013:

	Options Outstanding			Options Exercisable
			Weighted		Weighted
		Weighted	Average		Average
		Average	Exercise		Exercise
Range of	Number of	Remaining	Price of	Number of	Price of
Exercise	Shares	Contractual	Outstanding	Shares	Exercisable
Prices	Outstanding	Life (Years)	Options	Exercisable	Options
$10.00	35,000	6.26	$10.00	35,000	$10.00
12.00	2,500	3.61	12.00	2,500	12.00
	37,500	6.08	$10.20	37,500	$10.20

Transactions involving stock options issued to employees are summarized as follows:

Weighted
Average
	Number of	Exercise
	Shares	Price
Options outstanding at March 31, 2012	37,500	$10.20
Granted	-	-
Exercised	-	-
Canceled	-	-
Options outstanding at March 31, 2013	37,500	10.20
Granted	-	-
Exercised	-	-
Canceled	-	-
Options outstanding at June 30, 2013	37,500	$10.20

Stock-based compensation expense in connection with options granted to employees for the three months ended June 30, 2013 was $-0- and $26,974, respectively.

Non-Employee Stock Options

The following table summarizes the changes in options outstanding and the related prices for the shares of the Company’s common stock issued to consultants and non-employees of the Company at March 31, 2013:

	Options Outstanding			Options Exercisable
Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
Exercise	Number	Contractual	Exercise	Number of	Exercise
Prices	Outstanding	Life (Years)	Price	Exercisable	Price
$84.00	2,500	3.58	$84.00	1,500	$84.00

Transactions involving stock options issued to consultants and non-employees are summarized as follows:

INVESTVIEW, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2013

		Weighted
		Average
	Number of	Price
	Shares	Per Share
Options outstanding at March 31, 2012	17,346	$46.00
Granted	-
Exercised	-	-
Expired	(12,346)	(50.00)
Options outstanding at March 31, 2013	5,000	56.00
Granted	-	-
Exercised	-	-
Expired	(2,500)	(29.00)
Options outstanding at June 30, 2013	2,500	$84.00

Restricted Stock Units ("RSU")

The Company has issued RSUs to certain employees.  RSUs issued to date vest in up to 6 to 24 months.

Transactions involving employee RSUs are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at March 31, 2012:	-	$-
Granted	810,000	3.80
Exercised	-	-
Canceled or expired	-	-
Outstanding at March 31, 2013:	810,000	3.80
Granted	-	-
Exercised	-	-
Canceled or expired	-	-
Outstanding at June 30, 2013:	810,000	$3.80

During the three months ended June 30, 2013 and 2012, the Company charged the vesting portion of the RSU's $243,215 and $58,594 to current operations, respectively.

Warrants

The following table summarizes the changes in warrants outstanding and the related prices for the shares of the Company’s common stock issued to shareholders at June 30, 2013:

	Warrants Outstanding			Warrants Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
Exercise	Number	Contractual	Exercise	Number	Exercise
Price	Outstanding	Life (Years)	Price	Exercisable	Price
$2.00	10,000	0.56	$2.00	10,000	$2.00
4.00	18,792	1.11	4.00	18,872	4.00
6.00	322,063	3.58	6.00	322,063	6.00
10.00	4,168	1.75	10.00	9,271	10.00
Total	355,023	3.32	$5.83	355,023	$5.83

INVESTVIEW, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2013

Transactions involving the Company’s warrant issuance are summarized as follows:

		Average
	Number of	Price
	Shares	Per Share
Warrants outstanding at March 31, 2012	227,313	$6.40
Granted	132,813	6.00
Exercised	-
Cancelled or expired	(5,103)	(10.00)
Warrants outstanding at March 31, 2012	355,023	5.83
Granted	-	-
Exercised	-	-
Expired	-	-
Warrants outstanding at June 30, 2013	355,023	$5.83

9. SALE OF INSTILEND TECHNOLOGIES, INC. AND DISCOUNTED OPERATIONS

On May 2, 2013, the Company, its wholly-owned subsidiary, Instilend Technologies Inc. ("Instilend") and Fortified Management Group, LLC ("Fortified") entered into an Asset Purchase Agreement (the "APA"), pursuant to which Instilend sold all of its assets, including its proprietary Matador, Locate Stock and LendEQS platforms, to Fortified in consideration of $3,000,000 (the "Purchase Price") consisting of 250,000 shares of common stock of the Company which were returned to the Company for cancellation in March of 2013, $2,500 per month commencing on the 90th day after the Closing Date which will be increased to $5,000 per month as of the 270th day following the Closing Date, a Secured Promissory Note in the principal amount of $1,250,000 (the "APA Note"), the assumption by Fortified from the Company of 5% Convertible Promissory Notes (the "Seller Notes") originally issued by the Company to Todd Tabacco, Derek Tabacco and Richard L'Insalata in the aggregate amount of $500,000 and additional monthly royalties of 5% after the payment of the $1,250,000 Secured Promissory Note up to $4,000,000 as set forth in Schedule 3 of the APA. In addition, $150,000 of the Purchase Price (the "Escrow Funds") will be used towards the payment by the Company of certain tax liabilities owed by Instilend. The Escrow Funds will be held in escrow until the Company has entered into settlement agreements with the relevant tax authorities, at which time the Company may authorize the Escrow Funds to be released for payment to the relevant tax authorities. In the event of a failure by the Company to make any payments in accordance with the terms of any such settlement agreements, the Company will issue shares of its common stock to Fortified equal to three times the unpaid amount of the remaining unpaid tax liabilities.

As a result of the sale of the operating assets relating to the stock loan business, management of the Company, as of the Closing Date, elected to impair the remaining assets in the business including the goodwill, customer list and covenants to not compete. The impaired assets were initially recorded as a result of the acquisition of Instilend.

In conjunction, on May 2, 2013, the Company and Instilend entered into Agreements and General Releases (the “Seller Agreements”) with Todd Tabacco, Derek Tabacco and Richard L'Insalata (collectively, the "Sellers"), the Company and Fortified Management Group LLC (“Fortified”), pursuant to which the Sellers have resigned from all positions that they held at Instilend and released Instilend from all claims. The Sellers agreed to waive any and all rights to the 50,000 shares of the Company pursuant to the Share Exchange Agreement entered between the Company and the Sellers in September 2012. Instilend and the Sellers agreed to terminate the Employments Agreements and the Sellers were released from their Non-Competes. Under the terms of the Agreements, the Company agreed to issue 25,000 shares of common stock to Todd Tabacco and 50,000 shares of common stock to Derek Tabacco and Richard L'Insalata. The shares are locked-up for one year. In addition, the Company is required to issue an additional 25,000 shares of common stock of the Company to Derek Tabacco and Richard L'Insalata on the one year and two year anniversaries of the Agreements if the Company's market price is not in excess of $4.00 per share, which such shares will be locked up for a period of one year from issuance.

INVESTVIEW, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2013

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

The assets and liabilities of the discontinued operations as of June 30, 2013 and March 31, 2013 were as follows:

Assets:

	June 30, 2013	March 31, 2013
Cash	$16,604	$3,063
Accounts receivable	-	15,868
Total current assets of discontinued operations	$16,604	$18,931

Liabilities:
Accounts payable	$452,676	$301,160
Total current liabilities of discontinued operations	$452,676	$301,160

The Results of Operations for the three months ended June 30, 2013 and 2012 are as follows:

	2013	2012
Sales	$15,868	$-

Operating Costs:
Selling, general and administrative	65,218	-
Loss disposal of net assets	18,515
Net loss before tax benefit	(67,865)	-
Income tax benefit	250,000	-
Net loss	$(317,865)	$-

The Company could not determine the collectability of the $1,250,000 above described note receivable and therefore assigned no value to the receivable.

10.  FAIR VALUE MEASUREMENT

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

INVESTVIEW, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2013

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

The following table provides a summary of changes in fair value of the Company’s Level 3 financial liabilities as of June 30, 2013:

Warrant
Derivative
Liability
Balance, March 31, 2013	$4,437

Transfers in/out:

Total gains:
Initial fair value of debt derivative at note issuance	-
Mark-to-market at June 30, 2013:
- Warrants reset provision	376

Balance, June 30, 2013	$4,813

Net loss for the period included in earnings relating to the liabilities held at June 30, 2013	$(376)

11. SUBSEQUENT EVENTS

During July 2012, the Company issued an aggregate of 20,000 shares of common stock as compensation for services rendered.

In July 2013, the Company entered into securities purchase agreements with two accredited investors pursuant to which they purchased an aggregate of 120,000 shares of the Company’s common stock for an aggregate purchase price of $150,000. The shares of common stock were offered and sold in a private placement transaction made in reliance upon exemptions from registration pursuant to Section 4(2) under the Securities Act of 1933 (the “Securities Act”) and/or Rule 506 promulgated under the Securities Act. The accredited investors are accredited investors as defined in Rule 501 of Regulation D promulgated under the Securities Act. Alexander Capital LP, a registered broker dealer, received a commission of $15,000 and was issued a common stock purchase warrant to acquire 12,000 shares of common stock at an exercise price of $2.50 per share exercisable for a period of five years.

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

This Quarterly Report Form 10-Q, including this discussion and analysis by management, contains or incorporates forward-looking statements. All statements other than statements of historical fact made in this report are forward looking. In particular, the statements herein regarding industry prospects and future results of operations or financial position are forward-looking statements. These forward-looking statements can be identified by the use of words such as “believes,” “estimates,” “could,” “possibly,” “probably,” “anticipates,” “projects,” “expects,” “may,” “will,” or “should” or other variations or similar words. No assurances can be given that the future results anticipated by the forward-looking statements will be achieved. Forward-looking statements reflect management’s current expectations and are inherently uncertain. Our actual results may differ significantly from management’s expectations. For factors that may cause actual results to differ from management’s expectations, reference should be made to the Company’s Form 10-K for the year ended March 31, 2013 filed with the Securities and Exchange Commission and our other periodic filings with the Securities and Exchange Commission.

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

Corporate History

InvestView, Inc. (hereinafter referred to as the “Company”, “InvestView” or “INVU”) was formed in the State of Nevada on August 19, 2005. Effective September 16, 2006, the Company changed its name to TheRetirementSolution.com, Inc., on October 1, 2008 the Company changed its name to Global Investor Services, Inc. and on March 27, 2012, the Company changed its name to InvestView, Inc. The Company was initially formed to market portfolios of stocks via subscription. In 2007, a new chief executive officer was installed and a strategy was developed to create and market a diverse portfolio of products and services for the financial education and financial information industry. This strategy included strategic acquisitions, such as the acquisitions of Razor Data, LLC and Investment Tools and Training, LLC, which have provided the Company with an integrated platform in which it can market and deliver investor education products and investor services. In June 2011 a new Chief Executive Officer was installed. The stock symbol is INVU.

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

Results of Operations

Three months ended June 30, 2013 compared to three months ended June 30, 2012:

Revenues:

	Three Months Ended		Three Months Ended
	June 30, 2013		June 30, 2012		Variance
Subscription revenues	$304,951	100%	$555,654	100%	$(250,703)	(45)%

We realized a drop in our revenues of 45% for the three months ended June 30, 2013 from the prior year period as we continue to transition to our online based modeling. We proactively introduced both new products and a new marketing strategy to improve the lifetime value of our accounts. We are now emphasizing our online based business model which provides subscription based services including trading ideas, tools and education through live and recorded webinars and is marketed through a number of online media channels. Our trading and education tools are located at www.investview.com whereas our 7 minute products have their own websites:www.7minute trader.com, 7minuteoptions.com, 7minutestocks.com and coming soon 7minuteinvestor.com.

As we measured the attrition rates of the trading and education offerings we determined that their lifetime value was approximating our cost of acquisition. As clients move through the education modules they tend to exhaust their interest and either attrite or shift to the lower priced trading modules. Introduction of the 7 minute trader has resulted in a better adoption rate, a markedly improved retention rate and significantly lower acquisition costs. As a result we decreased our advertising spend about 32% from the same quarter last year or about $32,000.

Operating Costs and Expenses:

A summary of significant operating costs and expenses for the three months ended June 30, 2013 and the three months ended June 30, 2012 follows:

	Three Months		Three Months
	Ended		Ended
	June 30, 2013		June 30, 2012		Variance
Costs of sales and services	$108,681	12%	$156,087	9%	$(47,406)	(30)%
Selling, general and administrative	767,447	88%	1,465,893	88%	(698,446)	(48)%
Depreciation and amortization	-	-%	51,833	3%	(51,833)	(100)%
Total	$876,128	100%	$1,673,813	100%	$(797,685)	(48)%

Operating costs were substantially lower this quarter versus the same quarter last year, primarily from a decrease in the Company’s real time data costs which were replaced by delayed data which reduced the data costs from approximately $45,000 per month to $5,000 per month. In addition, the Company reduced its marketing budget compared to the same period last year.

During the three months ended June 30, 2013, our cost of sales and service was $108,681 as compared to $156,087 during the three months ended June 30, 2012. . As a percentage of revenues, the operating margin decreased to 64% in the current quarter from 72% in the same quarter last year due to the decrease in revenue.

Our selling, general and administrative expenses decreased from $1,465,893 for the three months ended June 30, 2012 to $767,447 in current 2013 period or $698,446 (48%). Last year, the Company incurred approximately $228,000 in compensation expense as compared to $243,000 for the current period. We continue to reduce our operating costs through reduction in personnel and service providers. We also had a decrease in our marketing and advertising this quarter versus the same quarter last year of approximately $65,000, as described in our net revenues.

Depreciation and amortization decreased from $51,833 to $-0- primarily due to our fully depreciated assets.

Other:

A summary of significant other income (expenses) for the three months ended June 301, 2013 and the three months ended June 30, 2012 follows:

	Three Months		Three Months
	Ended		Ended
	June 30, 2013		June 30, 2012		Variance
Interest	$(217,877)	(100)%	$(163,121)	(80)%	$54,756	34%
Loss on change in fair value of warrant and derivatives	$(376)	-%	$(3,888)	(2)%	$(3,512)	(90)%
Gain (loss) on settlement of debt	-	-%	(36,387)	(18)%	(36,387)	(100)%
Interest and other, net	-	-%	161	-%	161	-%
Total	$(218,253)	(100)%	$(203,235)	100%	$15,018	7%

Interest expense increased from $163,121 to $217,877, a $54,756 or 34% increase.  The increase is because of the significant recapitalization of the Company over the past year.

During the year ended March 31, 2010, we issued promissory notes and related warrants that contain certain reset provisions.  As such, we are required to record these reset provisions as a liability and mark them to market each reporting period.  For the three months ended June 30, 2013, we recorded a loss of $376 in change in the fair value of these reset provisions vs. a loss for the three months ended June 30, 2012 of $3,888. The volatility of our stock price decreased in fiscal year 2013 from the prior fiscal year. This decrease in volatility caused the value of the warrants to decrease and resulted in some of the loss in the current period.

Cash Used in Operating Activities:

During the nine months ended June 30, 2013, our rate of usage of cash on a monthly basis from operations to approximately $60,000 as compared to approximately $37,000 in the same period last year.

Liquidity and Capital Resources

During the three months ended June 30, 2013, the Company incurred a loss from operations of $789,430. However, only $178,503 was cash related. This negative cash flow was funded by existing cash and a common stock subscription of $150,000. As a result, our cash and cash equivalents decreased by $21,753 to $154,529 from the beginning of the fiscal year of $176,282.

The Company's current liabilities exceeded its current assets (working capital deficit) by $4,450,944 as of June 30, 2013 as compared to $3,138,253 at March 31, 2013. The increase in the working capital deficit is primarily due to the combination of increased accounts payable and accrued expenses of $1,312,691 and maturing of convertible notes payable.

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

Stock-based compensation expense in connection with options granted to employees for the three months ended June 30, 2013 was $-0- and $26,974, respectively.

For the three months ended June 30, 2013 and 2012, the Company did not grant stock options to employees. The fair value of vesting options granted in previous years and vested during the three and ended June 30, 2013 and 2012 of $-0- and $26,974, respectively, .

In addition, the Company issued a restricted stock units ("RSU") during the three months ended June 30, 2012. The fair value of the vesting RSU of $243,215 and $58,594 was recorded as a current period charge to earnings during the three months ended June 30, 2013 and 2012, respectively.

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

Changes in Internal Controls

Other than mentioned above, there were no changes in our internal controls over financial reporting during the fiscal quarter ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business.  However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. We are not involved in a legal proceeding which commenced or in which there was a material development during the quarter ended June 30, 2013.

None of our directors, officers, or affiliates is involved in a proceeding adverse to our business or has a material interest adverse to our business.

ITEM 1A – RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and, as such, are not required to provide the information under this item. The material risk factors faced by our company are set forth on our Form 10-K Annual Report for the year ended March 31, 2013.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In April and May 2013, the Company issued an aggregate of 147,968 shares of its common stock in exchange for services rendered.

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

ITEM 4 – Mine Safety Disclosures.

Not Applicable.

ITEM 5 – OTHER INFORMATION

In July 2013, the Company entered into securities purchase agreements with two accredited investors pursuant to which they purchased an aggregate of 120,000 shares of the Company’s common stock for an aggregate purchase price of $150,000. The shares of common stock were offered and sold in a private placement transaction made in reliance upon exemptions from registration pursuant to Section 4(2) under the Securities Act of 1933 (the “Securities Act”) and/or Rule 506 promulgated under the Securities Act. The accredited investors are accredited investors as defined in Rule 501 of Regulation D promulgated under the Securities Act. Alexander Capital LP, a registered broker dealer, received a commission of $15,000 and was issued a common stock purchase warrant to acquire 12,000 shares of common stock at an exercise price of $2.50 per share exercisable for a period of five years.

ITEM 6 – EXHIBITS

Number	Description

3.1	Articles of Incorporation (incorporated by reference to Exhibit 3 to the Company’s 10SB12G filed on August 12, 1999)

3.2	Certificate of Amendment to Registrant’s Articles of Incorporation (incorporated by reference to Exhibit 3 to the Company’s 10SB12G filed on August 12, 1999)

3.3	By-Laws (incorporated by reference to Exhibit 3 to the Company’s 10SB12G filed on August 12, 1999)

3.4	Amendment to Articles of Incorporation or by-laws (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed on February 15, 2007)

3.5	Certificate of Change filed pursuant to NRS 78.209 (incorporated by reference to Exhibit 4.4 to the Company’s Form 8-K filed on April 6, 2012)

3.6	Articles of Merger filed pursuant to NRS 92.A.200 (incorporated by reference to Exhibit 4.4 to the Company’s Form 8-K filed on April 6, 2012)

4.1	Form of Exchange Agreement, dated September 30, 2010 (1)

4.2	Exchange Agreement by and between Global Investor Services, Inc. and Allied Global Ventures LLC, dated September 30, 2010 (2)

4.3	Form of Subscription Agreement dated July 7, 2011 (3)

4.4	Form of 8% Secured Convertible Note dated July 7, 2011 (3)

4.5	Form of Common Stock Purchase Warrant dated July 7, 2011 (3)

4.6	Form of Security Agreement dated July 7, 2011 (3)

4.7	Form of Agreement entered with Marketing Investors (4)

4.8	Form of Subscription Agreement – August 2012 (8)

4.9	Form of 8% Secured Convertible Note – August 2012 (8)

4.10	Form of Common Stock Purchase Warrant – August 2012 (8)

4.11	Form of Security Agreement – August 2012 (8)

4.12	Form of 5% Convertible Promissory Note issued in October 2012 to former shareholders of Instilend Technologies Inc. (10)

4.13	2012 Incentive stock Plan (9)

4.14	10% Secured Promissory Note issued by Fortified Management Group, LLC to Instilend Technologies Inc. (11)

4.15	Securities Purchase Agreement entered with the July 2013 Accredited Investors.

10.1	Employment Agreement by and between Global Investor Services Inc. and Dr. Joseph J. Louro dated June 7, 2011 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on June 29, 2011).

10.2	Letter Agreement by and between Global Investor Services Inc. and Dr. Joseph J. Louro dated June 29, 2011 (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on June 29, 2011

10.3	Agreement by and between Global Investor Services Inc., Wealth Engineering LLC, Wealth Engineering and Development Incorporated, Annette Raynor and Mario Romano dated July 12, 2011 (5)

10.4	Exchange Agreement, dated September 29, 2011, by and between Global Investor Services, Inc. and Allied Global Ventures, LLC. (6)

10.5	Exchange Agreement, dated September 29, 2011, by and between Global Investor Services, Inc. and Allied Global Ventures, LLC.(6)

10.6	Employment Agreement by and between Investview, Inc. and John “Randy” MacDonald dated May 15, 2012 (7)

10.7	Employment Agreement by and between Investview, Inc. and David M. Kelley dated August 16, 2012 (8)

10.8	Share Exchange Agreement between Investview Inc., Todd Tabacco, Derek Tabacco, Rich L’Insalata and Instilend Technologies Inc. (8)

10.9	Asset Purchase Agreement by and between Investview, Inc., Instilend Technologies Inc. and Fortified Management Group, LLC dated May 2, 2013 (11)

10.10	Assignment and Assumption Agreement by and between Investview, Inc., Fortified Management Group, LLC, Richard L’Insalata, Todd Tabacco and Derek Tabacco dated May 2, 2013 (11)

10.11	Agreement and Release by and between Investview, Inc., Instilend Technologies Inc., Fortified Management Group LLC and Todd Tabacco dated May 2, 2013 (11)

10.12	Agreement and Release by and between Investview, Inc., Instilend Technologies Inc., Fortified Management Group LLC and Derek Tabacco dated May 2, 2013 (11)

10.13	Agreement and Release by and between Investview, Inc., Instilend Technologies Inc., Fortified Management Group LLC and Richard L’Insalata dated May 2, 2013 (11)

31.1	Certification of Principal Executive Officer pursuant to 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Exhibit 31.1

31.2	Certification of Principal Financial Officer pursuant to 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Principal Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on October 12, 2010

(2)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on October 25, 2010

(3)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on July 13, 2011

(4)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on August 30, 2011

(5)	Incorporated by reference to the Form 10-K Annual Report filed with the Securities and Exchange Commission on July 14, 2011

(6)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on October 11, 2011

(7)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on May 21, 2012

(8)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on August 20, 2012

(9)	Incorporated by reference to Exhibit 4.1 to the Company’s Form S-8 filed on July 25, 2012

(10)	Incorporated by reference to the Company’s Form 10-Q filed on February 14, 2013

(11)	Incorporated by reference to the Company’s Form 8-K filed on May 8, 2013

101.INS **	XBRL Instance Document
101.SCH **	XBRL Taxonomy Schema
101.CAL **	XBRL Taxonomy Calculation Linkbase
101.DEF **	XBRL Taxonomy Definition Linkbase
101.LAB **	XBRL Taxonomy Label Linkbase
101.PRE **	XBRL Taxonomy Presentation Linkbase

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

INVESTVIEW, INC

Dated: August 13, 2013	By:	/s/ Dr. Joseph J. Louro
Dr. Joseph J. Louro
Chief Executive Officer
(Principal Executive Officer)

Dated: August 13, 2013	By:	/s/ William C. Kosoff
William C. Kosoff
Acting Chief Financial Officer
(Principal Financial Officer and Accounting Officer)

