Form 10-Q
period 2013-09-30
Investview, Inc.
filed 2013-11-14
CIK 862651

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

As of November 14, 2013, there were 5,909,894 shares of common stock, (of which 1,300 shares are in treasury), par value $.001 per share, outstanding.

INVESTVIEW, INC.

FORM 10-Q

QUARTERLY PERIOD ENDED SEPTEMBER 30, 2013

INVESTVIEW, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	March 31,
	2013	2013
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$89,271	$176,282
Accounts receivable	-	9,704
Deferred costs	5,426	5,967
Prepaid expenses	30,250	55,250
Other current assets	1,690	1,690
Current assets of discontinued operations	-	18,931
Total current assets	126,637	267,824

Property, plant and equipment, net of accumulated depreciation of $2,947,780 and $3,100,844 as of September 30, 2013 and March 31, 2013, respectively	-	235,355

Other assets:
Goodwill	123,592	123,592
Deposits	25,000	6,750
Total other assets	148,592	130,342

Total assets	$275,229	$633,521

LIABILITIES AND DEFICIENCY IN STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$1,820,099	$1,387,237
Deferred revenue	164,122	171,336
Due to related party	1,474,750	1,326,486
Convertible notes payable, current portion	765,411	19,858
Convertible notes payable, current portion-related party	225,547	-
Notes payable, current portion	200,000	200,000
Current liabilities of discontinued operations	397,707	301,160
Total current liabilities	5,047,636	3,406,077

Long term debt:
Warrant liability	4,424	4,437
Notes payable, long term portion	172,000	166,400
Convertible notes payable, long term portion	562,294	1,745,321
Convertible notes payable, long term portion-related party	464,640	623,909
Total long term debt	1,203,358	2,540,067

Total liabilities	6,250,994	5,946,144

DEFICIENCY IN STOCKHOLDERS' EQUITY
Preferred stock, par value: $0.001; 10,000,000 shares authorized, None issued and outstanding as of September 30, 2013 and March 31, 2013	-	-
Common stock, par value $0.001; 15,000,000 shares authorized; 5,809,894 and 5,428,037 issued and 5,808,594 and 5,426,737 outstanding as of September 30, 2013 and March 31, 2013, respectively	5,810	5,428
Additional paid-in capital	81,102,808	79,889,589
Subscriptions	100,000	-
Treasury stock, 1,300 shares	(8,589)	(8,589)
Accumulated deficit	(87,175,794)	(85,199,051)
Total (deficiency in) stockholders' equity	(5,975,765)	(5,312,623)

Total liabilities and (deficiency in) stockholders' equity	$275,229	$633,521

The accompanying notes are an integral part of these consolidated financial statements

INVESTVIEW, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three months ended September 30,		Six months ended September 30,
	2013	2012	2013	2012
Revenue, net:	$290,194	$390,835	$595,145	$946,489

Operating costs and expenses:
Cost of sales and service	138,660	169,275	247,341	325,362
Selling, general and administrative	1,061,378	1,125,864	1,828,825	2,591,757
Depreciation and amortization	-	51,834	-	103,667
Total operating costs and expenses	1,200,038	1,346,973	2,076,166	3,020,786

Net loss from operations	(909,844)	(956,138)	(1,481,021)	(2,074,297)

Other income (expense):
Gain (loss) on change in fair value of warrant and derivative liabilities	390	3,751	14	(137)
Gain on settlement of debt	-	304,065	-	267,678
Interest expense	(218,992)	(184,482)	(436,869)	(347,603)
Other	-	40	-	201

Loss from continuing operations before income taxes	(1,128,446)	(832,764)	(1,917,876)	(2,154,158)

Income taxes (benefit)	-	-	(250,000)	-

Loss from continuing operations	(1,128,446)	(832,764)	(1,667,876)	(2,154,158)

Gain (loss) from discontinued operations	8,998	-	(308,867)	-

NET LOSS	$(1,119,448)	$(832,764)	$(1,976,743)	$(2,154,158)

Loss per common share, basic and diluted;
Continuing operations	$(0.20)	$(0.18)	$(0.34)	$(0.47)
Discontinued operations	0.00	-	(0.06)	-
Total	$(0.20)	$(0.18)	$(0.40)	$(0.47)

Weighted average number of common shares outstanding-basic and diluted	5,720,254	4,580,158	5,612,361	4,552,134

The accompanying notes are an integral part of these consolidated financial statements

INVESTVIEW, INC.

CONSOLIDATED STATEMENT OF DEFICIENCY IN STOCKHOLDERS' EQUITY

FROM APRIL 1, 2013 THROUGH SEPTEMBER 30, 2013

(unaudited)

				Additional
	Stock	Common stock		Paid-in	Treasury	Accumulated
	Subscription	Shares	Amount	Capital	Stock	Deficit	Total
Balance, April 1, 2013	$-	5,428,037	$5,428	$79,889,589	$(8,589)	$(85,199,051)	$(5,312,623)
Common stock issued for services rendered	-	247,968	248	518,025	-	-	518,273
Sale of common stock	-	120,000	120	149,880	-	-	150,000
Common stock issued in connection with acquisition deposit	-	13,889	14	24,986	-	-	25,000
Common stock subscriptions	100,000	-	-	-	-	-	100,000
Stock based compensation	-	-	-	9,375	-	-	9,375
Fair value of vesting restricted stock units	-	-	-	510,953	-	-	510,953
Net loss	-	-	-	-	-	(1,976,743)	(1,976,743)
Balance, September 30, 2013	$100,000	5,809,894	$5,810	$81,102,808	$(8,589)	$(87,175,794)	$(5,975,765)

The accompanying notes are an integral part of these consolidated financial statements

INVESTVIEW INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Six months ended September 30,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss from continuing operations	$(1,667,876)	$(2,154,158)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	-	103,667
Common stock issued for services rendered	201,980	868,875
Common stock issued for non-circumvent agreement	-	133,700
Amortization of debt discount relating to convertible notes payable	307,927	244,058
Employee stock based compensation	520,328	264,324
Change in fair value of warrant and derivative liabilities	(13)	138
(Gain) Loss on settlement of debt and warrants	-	(267,678)
Amortization of deferred compensation	-	97,903
Changes in operating assets and liabilities:
Accounts receivable	9,704	-
Deferred costs	541	6,645
Prepaid and other assets	25,000	(51,379)
Accounts payable and accrued liabilities	312,129	355,634
Due to related parties	148,264	101,725
Deferred revenue	(7,214)	(63,701)
Net cash used in continuing operating activities:	(149,230)	(360,247)
Net cash provided by discontinued operating activities:	(194,531)	-
Net cash used in operating activities	(343,761)	(360,247)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from long term deposit	6,750	(6,750)
Net cash provided by (used in) investing activities:	6,750	(6,750)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of convertible debt, net	-	400,000
Repayments of notes payable	-	(30,000)
Proceeds from sale of common stock and common stock subscriptions	250,000	-
Net proceeds provided by financing activities	250,000	370,000

Net (decrease) increase in cash and cash equivalents	(87,011)	3,003
Cash and cash equivalents-beginning of period	176,282	179,921
Cash and cash equivalents-end of period	$89,271	$182,924

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$-	$-
Income taxes	$-	$-
Non cash financing activities:
Beneficial conversion feature attributable to convertible debentures	$-	$280,168
Common stock issued for deposit on acquisition	$25,000	$-

The accompanying notes are an integral part of these consolidated financial statements

INVESTVIEW, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2013

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A summary of the significant accounting policies applied in the preparation of the accompanying unaudited condensed consolidated financial statements follows:

Business and Basis of Presentation

Investview, Inc. (the "Company") was incorporated on August 10, 2005 under the laws of the State of Nevada as Voxpath Holding, Inc... On September 16, 2006, the Company changed its name to TheRetirementSolution.Com, Inc., on October 1, 2008 to Global Investor Services, Inc. and on March 27, 2012 to Investview, Inc. The Company currently markets directly and through its marketing partners as well as online, certain investor products and services that provide financial and educational information to its prospective customers and to its subscribers.

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Investment Tools & Training, LLC ("ITT"), Razor Data Corp ("Razor") and SAFE Management LLC ("Safe"). All significant inter-company transactions and balances have been eliminated in consolidation.

Interim Financial Statements

The following (a) condensed consolidated balance sheet as of September 30, 2013, which has been derived from audited financial statements, and (b) the unaudited condensed consolidated interim financial statements of the Company have been prepared in accordance with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended September 30, 2013 are not necessarily indicative of results that may be expected for the year ending March 31, 2014. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended March 31, 2013 included in the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission (“SEC”) on July 1, 2013.

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

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2013

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

Impairment of Long-Lived Assets

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

Fair Value of Financial Instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of September 30, 2013 and March 31, 2013. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash and accounts payable. Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

INVESTVIEW, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2013

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

For the six months ended September 30, 2013 and 2012, the Company did not grant stock options to employees. The fair value of vesting options granted in previous years and vested during the three and six months ended September 30, 2013 of $-0- and $26,973 and $53,947 for the three and six months ended September 30, 2012, respectively, was recorded as a current period charge to earnings.

In addition, the Company issued restricted stock units ("RSU") during the six months ended September 30, 2013. The fair value of the vesting RSUs of $267,738 and $510,953 was recorded as a current period charge to earnings during the three and six months ended September 30, 2013, respectively, and $151,783 and $210,377 for the three and six months ended September 30, 2012, respectively.

Net Loss per Share

The Company follows Accounting Standards Codification subtopic 260-10, Earnings Per Share (“ASC 260-10”) specifying the computation, presentation and disclosure requirements of earnings per share information. Basic loss per share has been calculated based upon the weighted average number of common shares outstanding. The Company excluded 738,562 and 540,250 shares of common stock equivalents, that would be resulted from conversion of convertible debt, or exercise of stock options and warrants, from the diluted loss per share because their effect is anti-dilutive on the computation for the six months ended September 30, 2013 and 2012, respectively.

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

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

INVESTVIEW, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2013

Segment Information

Accounting Standards Codification subtopic Segment Reporting 280-10 (“ASC 280-10”) establishes standards for reporting information regarding operating segments in annual financial statements and requires selected information for those segments to be presented in interim financial reports issued to stockholders. ASC 280-10 also establishes standards for related disclosures about products and services and geographic areas. Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision-making group, in making decisions how to allocate resources and assess performance. The information disclosed herein materially represents all of the financial information related to the Company’s only remaining principal operating segment due to discontinued operations of Instilend (See Note 9).

Recent Accounting Pronouncements

There were various updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to a have a material impact on the Company's consolidated financial position, results of operations or cash flows.

2. GOING CONCERN MATTERS

The Company’s unaudited condensed consolidated financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred significant recurring losses which have resulted in an accumulated deficit of $87,175,794, net loss of $1,976,743 and net cash used in operations of $343,761 for the six months ended September 30, 2013 which raises substantial doubt about the Company’s ability to continue as a going concern.

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

3. PROPERTY AND EQUIPMENT

The Company’s property and equipment at September 30, 2013 and March 31, 2013:

	September 30, 2013	March 31, 2013
Software	$2,920,000	$3,308,420
Computer equipment	4,211	4,211
Office equipment	23,568	23,568
	2,947,779	3,336,199
Less accumulated depreciation	(2,947,779)	(3,100,844)
	$-0-	$235,355

Depreciation expense charged to operations amounted to approximately $-0- and $52,000, respectively, for the three months ended September 30, 2013 and 2012, respectively; and approximately $-0- and $104,000 for the six months ended September 30, 2013 and 2012, respectively.

INVESTVIEW, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2013

4. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities consisted of the following at September 30, 2013 and March 31, 2013:

	September 30, 2013	March 31, 2013
Accounts payable	$522,634	$516,580
Accrued interest payable, short term	418,784	169,112
Accrued payroll taxes	806,986	663,664
Accrued salaries and wages	71,695	37,881
	$1,820,099	$1,387,237

During the year ended March 31, 2013 and the six months ended September 30, 2013, the Company accrued an estimated payroll tax liability for stock based compensation issued to an officer.

5. NOTES PAYABLE

A summary of notes payable at September 30, 2013 and March 31, 2013 are as follows:

On January 20, 2009, the Company received $200,000 in exchange for a promissory note, payable, due July 20, 2009 with interest due monthly at 20% per annum. The note is secured by common stock of the Company and is personally guaranteed by certain officers of the Company. The note contains certain first right of payment should the Company be successful in raising $500,000 to $1,500,000 in a Private Placement Offering before any payments can be distributed from the escrow at the offering. In connection with the issuance of the promissory note payable, the Company issued warrants to purchase its common stock at $2.00 per share for five years. The fair value of the warrants of $101,183, representing debt discount, has been fully amortized. This Note is currently in default. Interest on this note has been fully accrued. On August 21, 2013, the Company received a summons and complaint from the Superior Court of New Jersey for $931,521 (see Note 11).

On September 30, 2010, the Company issued an aggregate of $120,000 in unsecured promissory notes due five years from issuance at 8% per annum payable at maturity in exchange for the cancellation of 15,000 previously issued warrants.  The fair value of the exchanged warrants, approximately equaled the fair value of the issued notes at the date of the exchange.

On September 30, 2011, the Company issued an aggregate of $20,000 in unsecured promissory notes due September 30, 2014 at 8% per annum payable at maturity in exchange for the return and cancellation of 2,500 reset warrants to purchase the Company's common stock.  In conjunction with the exchange of promissory notes for warrant cancellation, the Company recorded a loss on warrant liability of $5,100.

At September 30, 2013 and March 31, 2013, balances consist of the following:

	September 30, 2013	March 31, 2013
Note payable, currently in default	$200,000	$200,000
Notes payable, due September 2014	20,000	20,000
Notes payable, due September 2015	120,000	120,000
Long term accrued interest	32,000	26,400
Total	372,000	366,400
Less: Notes payable, current portion	(200,000)	(200,000)
Notes payable, long term portion	$172,000	$166,400

INVESTVIEW, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2013

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

In accordance ASC 470-20, Debt (“ASC 470-20”), the Company recognized an embedded beneficial conversion feature present in the note. The Company allocated a portion of the proceeds equal to the intrinsic value of that feature to additional paid-in capital. The Company recognized and measured an aggregate of $735,334 of the proceeds, which is equal to the intrinsic value of the embedded beneficial conversion feature, to additional paid-in capital and a discount against the note. The debt discount attributed to the beneficial conversion feature is amortized over the note’s maturity period (three years) as interest expense.

As indicated above, the Company issued detachable warrants granting the holder the right to acquire an aggregate of 150,000 shares of the Company’s common stock at $6.00 per share. The warrants expire five years from the issuance. In accordance with ASC 470-20, the Company recognized the value attributable to the warrants in the amount of $464,666 to additional paid-in capital and a discount against the note. The Company valued the warrants in accordance with ASC 470-20 using the Black-Scholes pricing model and the following assumptions: contractual terms of 5 years, an average risk free interest rate of 1.76%, a dividend yield of 0%, and volatility of 166.12%. The debt discount attributed to the value of the warrants issued is amortized over the note’s maturity period (three years) as interest expense.

The Company allocated proceeds based on the relative fair values of the debt and warrants, measured at an aggregate of $1,200,000, to the warrant and debt conversion provision liabilities and a discount to Convertible Promissory Notes. The remaining proceeds are apportioned between the value of the note and the embedded beneficial conversion feature.

For the six months ended September 30, 2013 and 2012, the Company amortized $200,365 and $200,365 of debt discount to current period operations as interest expense, respectively.

Convertible Note # 2

The Company issued a $21,000 unsecured convertible promissory note that matured on July 31, 2013 in exchange for a previously issued convertible promissory note.  The note bears interest at a rate of 8% per annum due at maturity and can be convertible into 5,250 shares of the Company’s common stock, at a conversion rate of $4.00 per share. Interest will also be converted into common stock at the conversion rate of $4.00 per share. The note is currently in default.

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

For the six months ended September 30, 2013 and 2012, the Company amortized $1,142 and $1,713 of debt discount to current period operations as interest expense, respectively.

INVESTVIEW, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2013

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

In connection with the issuance of the promissory notes, the Company issued detachable warrants granting the holder the right to acquire an aggregate of 25,000 shares of the Company’s common stock at $6.00 per share. The warrants expire five years from the issuance. In accordance with ASC 470-20, the Company recognized the value attributable to the warrants in the amount of $37,201 to additional paid-in capital and a discount against the note. The Company valued the warrants in accordance with ASC 470-20 using the Black-Scholes pricing model and the following assumptions: contractual terms of 5 years, an average risk free interest rate of 0.88% to 0.91%, a dividend yield of 0%, and volatility of 173.57% to 173.81%. The debt discount attributed to the value of the warrants issued is amortized over the note’s maturity period (three years) as interest expense.

For the six months ended September 30, 2013 and 2012, the Company amortized $6,212 and $6,211 of debt discount to current period operations as interest expense, respectively.

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

For the six months ended September 30, 2013 and 2012, the Company amortized $21,606 and $21,606 of debt discount to current period operations as interest expense, respectively.

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

INVESTVIEW, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2013

In connection with the issuance of the promissory notes, the Company issued detachable warrants granting the holder the right to acquire an aggregate of 62,500 shares of the Company’s common stock at $6.00 per share. The warrants expire five years from the issuance. In accordance with ASC 470-20, the Company recognized the value attributable to the warrants and the conversion feature in the amount of $353,085 to additional paid-in capital and a discount against the notes. The Company valued the warrants in accordance with ASC 470-20 using the Black-Scholes pricing model and the following assumptions: contractual terms of 5 years, an average risk free interest rate of 0.65% to 0.81%, a dividend yield of 0%, and volatility of 418.96% to 419.54%. The debt discount attributed to the value of the warrants issued is amortized over the note’s maturity period (three years) as interest expense.

For the six months ended September 30, 2013 and 2012, the Company amortized $59,008 and $14,163 of debt discount to current period operations as interest expense, respectively.

Convertible Notes # 6

On October 24, 2012, in conjunction with the acquisition of Instilend Technologies, Inc., the Company issued an aggregate of $541,496 in secured Convertible Promissory Notes that mature October 2015. The Promissory Notes bear interest at a rate of 5% and can be convertible into 67,687 shares of the Company’s common stock, at a conversion rate of $8.00 per share. Interest will also be converted into common stock at the conversion rate of $8.00 per share.

The Company did not record an embedded beneficial conversion feature in the note since the fair value of the common stock did not exceed the conversion rate at the date of issuance.

On May 2, 2013, in connection with the sale of the assets of Instilend Technologies, Inc. (See Note 9), the outstanding convertible notes were cancelled.

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

In connection with the issuance of the promissory note, the Company issued detachable warrants granting the holder the right to acquire an aggregate of 12,500 shares of the Company’s common stock at $6.00 per share. The warrants expire five years from the issuance. In accordance with ASC 470-20, the Company recognized the value attributable to the warrants and the conversion feature in the amount of $21,182 to additional paid-in capital and a discount against the notes. The Company valued the warrants in accordance with ASC 470-20 using the Black-Scholes pricing model and the following assumptions: contractual terms of 5 years, an average risk free interest rate of 0.89%, a dividend yield of 0%, and volatility of 392.45%. The debt discount attributed to the value of the warrants issued is amortized over the note’s maturity period (three years) as interest expense.

For the six months ended September 30, 2013, the Company amortized $3,540 of debt discount to current period operations as interest expense.

INVESTVIEW, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2013

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

In connection with the issuance of the promissory note, the Company issued detachable warrants granting the holder the right to acquire an aggregate of 25,000 shares of the Company’s common stock at $6.00 per share. The warrants expire five years from the issuance. In accordance with ASC 470-20, the Company recognized the value attributable to the warrants and the conversion feature in the amount of $41,584 to additional paid-in capital and a discount against the notes. The Company valued the warrants in accordance with ASC 470-20 using the Black-Scholes pricing model and the following assumptions: contractual terms of 5 years, an average risk free interest rate of 0.77%, a dividend yield of 0%, and volatility of 393.16%. The debt discount attributed to the value of the warrants issued is amortized over the note’s maturity period (three years) as interest expense.

For the six months ended September 30, 2013, the Company amortized $6,943 of debt discount to current period operations as interest expense.

Convertible Note # 9

On March 30, 2013, the Company issued a $262,500 in secured Convertible Promissory Note to a related party an officer of the Company, that mature March 30, 2016. The Promissory Note bears interest at a rate of 8% and can be convertible into 65,625 shares of the Company’s common stock, at a conversion rate of $4.00 per share. Interest will also be converted into common stock at the conversion rate of $4.00 per share. In connection with the issuance of the Convertible Promissory Notes, the Company issued 32,813 warrants to purchase the Company’s common stock at $6.00 per share over five years.

In connection with the issuance of the promissory note, the Company issued detachable warrants granting the holder the right to acquire an aggregate of 32,813 shares of the Company’s common stock at $6.00 per share. The warrants expire five years from the issuance. In accordance with ASC 470-20, the Company recognized the value attributable to the warrants and the conversion feature in the amount of $54,578 to additional paid-in capital and a discount against the notes. The Company valued the warrants in accordance with ASC 470-20 using the Black-Scholes pricing model and the following assumptions: contractual terms of 5 years, an average risk free interest rate of 0.77%, a dividend yield of 0%, and volatility of 393.11%. The debt discount attributed to the value of the warrants issued is amortized over the note’s maturity period (three years) as interest expense.

For the six months ended September 30, 2013, the Company amortized $9,113 of debt discount to current period operations as interest expense.

At September 30, 2013 and March 31, 2013, convertible note balances consisted of the following:

INVESTVIEW, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2013

	September 30, 2013	March 31, 2013
Convertible Promissory Notes #1, net of unamortized discount of $297,810 and $498,175, respectively	$902,190	701,825
Convertible Promissory Note #2, net of unamortized discount of $-0- and $1,142, respectively	21,000	19,858
Convertible Promissory Notes #3, net of unamortized discount of $15,392 and $21,604, respectively	184,608	178,396
Convertible Promissory Notes #4, net of unamortized discount of $32,231 and $53,837, respectively	67,769	46,163
Convertible Promissory Notes #5, net of unamortized discount of $221,741 and $280,750, respectively	278,259	219,250
Convertible Promissory Notes #6	-	541,496
Convertible Promissory Note #7, net of unamortized discount of $16,868 and $20,408, respectively	83,132	79,592
Convertible Promissory Note #8, net of unamortized discount of $33,654 and $40,597, respectively	166,346	159,403
Convertible Promissory Note #9, net of unamortized discount of $45,416 and $54,529, respectively	217,084	207,971
Long term interest	97,504	235,134
Total	2,017,892	2,389,088
Less: convertible notes payable, current portion	765,411	19,858
Less: convertible notes payable, related party, current portion	225,547	-
Less: Convertible notes payable, long term portion	562,294	1,745,321
Convertible notes payable-related party, net of discount, long term portion	$464,640	$623,909

Aggregate maturities of long-term debt as of September 30, 2013 are as follows:

For the twelve months ended September 30,	Amount
2014	$1,321,000
2015	700,000
2016	562,500
Total	$2,583,500

During the six months ended September 30, 2013 and 2012, the Company incurred an aggregate of $120,441 and $77,754 as interest expense relating to the amortization of debt discount and accrued interest with regard to related party notes.

7. CAPITAL STOCK

Common Stock

In May 2013, the Company issued an aggregate of 147,968 shares of its common stock in exchange for $316,145 in settlement of compensation related to the sale of Instilend Technologies, Inc.

In September 2013, the Company issued 13,889 shares of its common stock as a deposit of potential acquisition and recorded the fair value of $25,000 as outstanding deposit on the balance sheet as of September 30, 2013.

In September 2013, the Company received $100,000 in advance of receiving the Subscription documents from the Securities Purchase Agreement entered into with Allied Global Ventures LLC in October 2013(See Note 12. SUBSEQUENT EVENTS).

8. STOCK OPTIONS AND WARRANTS

Employee Stock Options

The following table summarizes the changes in employee stock options outstanding and the related prices for the shares of the Company’s common stock issued to employees of the Company under two employee stock option plans. The nonqualified plan adopted in 2007 is for 65,000 shares of which 47,500 have been granted as of September 30, 2013. The qualified plan adopted in October of 2008 authorizing 125,000 shares was approved by a majority of the Shareholders on September 16, 2009. To date 42,500 shares have been granted as of September 30, 2013.

INVESTVIEW, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2013

The following table summarizes the changes in options outstanding and the related prices for the shares of the Company’s common stock issued to employees of the Company at September 30, 2013:

	Options Outstanding			Options Exercisable
			Weighted		Weighted
		Weighted	Average		Average
		Average	Exercise		Exercise
Range of	Number of	Remaining	Price of	Number of	Price of
Exercise	Shares	Contractual	Outstanding	Shares	Exercisable
Prices	Outstanding	Life (Years)	Options	Exercisable	Options
$10.00	35,000	6.01	$10.00	35,000	$10.00
12.00	2,500	3.36	12.00	2,500	12.00
	37,500	5.83	$10.20	37,500	$10.20

Transactions involving stock options issued to employees are summarized as follows:

Weighted
Average
	Number of	Exercise
	Shares	Price
Options outstanding at March 31, 2012	37,500	$10.20
Granted	-	-
Exercised	-	-
Canceled	-	-
Options outstanding at March 31, 2013	37,500	10.20
Granted	-	-
Exercised	-	-
Canceled	-	-
Options outstanding at September 30, 2013	37,500	$10.20

Stock-based compensation expense in connection with options granted to employees during the three and six months ended September 30, 2013 of $-0- and $26,973 and $53,947 for the three and six months ended September 30, 2012, respectively.

Non-Employee Stock Options

The following table summarizes the changes in options outstanding and the related prices for the shares of the Company’s common stock issued to consultants and non-employees of the Company at September 30, 2013:

	Options Outstanding			Options Exercisable
Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
Exercise	Number	Contractual	Exercise	Number of	Exercise
Prices	Outstanding	Life (Years)	Price	Exercisable	Price
$84.00	2,500	3.33	$84.00	1,500	$84.00

Transactions involving stock options issued to consultants and non-employees are summarized as follows:

INVESTVIEW, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2013

		Weighted
		Average
	Number of	Price
	Shares	Per Share
Options outstanding at March 31, 2012	5,000	$56.00
Granted	-
Exercised	-	-
Expired	-	-
Options outstanding at March 31, 2013	5,000	56.00
Granted	-	-
Exercised	-	-
Expired	(2,500)	(29.00)
Options outstanding at September 30, 2013	2,500	$84.00

Restricted Stock Units ("RSU")

The Company has issued RSUs to certain employees.  RSUs issued to date vest in up to 6 to 24 months.

Transactions involving employee RSUs are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at March 31, 2012:	-	$-
Granted	810,000	3.80
Exercised	-	-
Canceled or expired	-	-
Outstanding at March 31, 2013:	810,000	3.80
Granted	-	-
Exercised	-	-
Canceled or expired	-	-
Outstanding at September 30, 2013:	810,000	$3.80

The fair value of the vesting RSUs of $267,738 and $510,953 was recorded as a current period charge to earnings during the three and six months ended September 30, 2013, respectively, and $151,783 and $210,377 for the three and six months ended September 30, 2012, respectively.

 Warrants

The following table summarizes the changes in warrants outstanding and the related prices for the shares of the Company’s common stock issued to shareholders at September 30, 2013:

INVESTVIEW, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2013

	Warrants Outstanding			Warrants Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
Exercise	Number	Contractual	Exercise	Number	Exercise
Price	Outstanding	Life (Years)	Price	Exercisable	Price
$2.00	10,000	0.56	$2.00	10,000	$2.00
2.50	12,000	4.80	2.50	12,000	2.50
4.00	18,792	0.86	4.00	18,872	4.00
6.00	322,063	3.33	6.00	322,063	6.00
10.00	4,168	1.50	10.00	9,271	10.00
Total	367,023	3.15	$5.71	372,206	$5.71

Transactions involving the Company’s warrant issuance are summarized as follows:

		Average
	Number of	Price
	Shares	Per Share
Warrants outstanding at March 31, 2012	227,313	$6.40
Granted	132,813	6.00
Exercised	-
Cancelled or expired	(5,103)	(10.00)
Warrants outstanding at March 31, 2012	355,023	5.83
Granted	12,000	2.50
Exercised	-	-
Expired	-	-
Warrants outstanding at September 30, 2013	367,023	$5.83

During the six months ended September 30, 2013, the Company granted an aggregate of 12,000 warrants to purchase the Company’s common stock at $2.50, expiring five years from the date of issuance, in connection with the sale of the Company’s common stock to a registered broker dealer pursuant the private offering sold in July 2013.

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

INVESTVIEW, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2013

As a result of the sale of the operating assets relating to the stock loan business, management of the Company, as of the Closing Date, elected to impair the remaining assets in the business including the goodwill, customer list and covenants to not compete. The impaired assets were initially recorded as a result of the acquisition of Instilend.

In conjunction with the sale, on May 2, 2013, the Company and Instilend entered into Agreements and General Releases (the “Seller Agreements”) with Todd Tabacco, Derek Tabacco and Richard L'Insalata (collectively, the "Sellers"), the Company and Fortified Management Group LLC (“Fortified”), pursuant to which the Sellers have resigned from all positions that they held at Instilend and released Instilend from all claims. The Sellers agreed to waive any and all rights to the 50,000 shares of the Company pursuant to the Share Exchange Agreement entered between the Company and the Sellers in September 2012. Instilend and the Sellers agreed to terminate the Employments Agreements and the Sellers were released from their Non-Competes. Under the terms of the Seller Agreements, the Company agreed to issue 25,000 shares of common stock to Todd Tabacco and 50,000 shares of common stock to Derek Tabacco and Richard L'Insalata. The shares are locked-up for one year. In addition, the Company is required to issue an additional 25,000 shares of common stock of the Company to Derek Tabacco and Richard L'Insalata on the one year and two year anniversaries of the Seller Agreements if the Company's market price is not in excess of $4.00 per share, which such shares will be locked up for a period of one year from issuance.

As a result of the above, as of March 31, 2013, the Company recognized discontinued operations of its wholly-owned subsidiary; Instilend Technologies Inc.  The financial results of Instilend Technologies, Inc. are presented separately in the condensed consolidated statements of operations as discontinued operations for all periods presented. The assets and liabilities of this business are reflected as assets and liabilities from discontinued operations in the condensed consolidated balance sheets for all periods presented.  The Company does not expect to incur any ongoing costs associated with this discontinued operation.

The assets and liabilities of the discontinued operations as of September 30, 2013 and March 31, 2013 were as follows:

Assets:

	September 30, 2013	March 31, 2013
Cash	$-	$3,063
Accounts receivable	-	15,868
Total current assets of discontinued operations	$-	$18,931

Liabilities:
Accounts payable	$397,707	$301,160
Total current liabilities of discontinued operations	$397,707	$301,160

The Results of Operations for the three months ended September 30, 2013 and 2012 are as follows:

	September 30, 2013	September 30, 2012
Sales	$15,868	$-

Operating Costs:
Selling, general and administrative costs	6,570	-
Net income before tax expense	9,298	-
Income tax expense	300	-
Net income	$8,998	$-

INVESTVIEW, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2013

The Results of Operations for the six months ended September 30, 2013 and 2012 are as follows:

	September 30, 2013	September 30, 2012
Sales	$31,736	$-

Operating Costs:
Selling, general and administrative	71,788	-
Loss disposal of net assets	18,515
Net loss before tax benefit	(58,567)	-
Income tax benefit	250,300	-
Net loss	$(308,867)	$-

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

Upon adoption of ASC 825-10, there was no cumulative effect adjustment to beginning retained earnings and no impact on the condensed consolidated financial statements.

INVESTVIEW, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2013

The carrying value of the Company’s cash and cash equivalents, accounts receivable, accounts payable, short-term borrowings (including convertible notes payable), and other current assets and liabilities approximate fair value because of their short-term maturity.

The following table provides a summary of changes in fair value of the Company’s Level 3 financial liabilities as of September 30, 2013:

Warrant
Derivative
Liability
Balance, March 31, 2013	$4,437

Transfers in/out:

Total gains:
Initial fair value of debt derivative at note issuance	-
Mark-to-market at September 30, 2013:
- Warrants reset provision	(13)

Balance, September 30, 2013	$4,424

Net gain for the period included in earnings relating to the liabilities held at September 30, 2013	$13

11. COMMITMENTS AND CONTINGENCIES

Litigation

On August 21, 2013, Evenflow Funding, LLC (“Evenflow”), a creditor of the Company due to the Company’s issuance of a promissory note dated January 20, 2009 for $200,000, filed a complaint against the Company, and certain officers that personally guaranteed the original note, in the Supreme Court of the State of New Jersey (the “Court”) for payment of the promissory note, accrued interest and penalties in aggregate of $931,521. The Company had been previously instructed by authorities not to make required payments due to legal issues previously facing Evenflow, LLC. However, the Company has accrued the aggregate of $386,578, as contract defined, and plans to vigorously defend its position.

The Company may be subject to other legal proceedings and claims which arise in the ordinary course of its business. Although occasional adverse decisions or settlements may occur, the Company believes that the final disposition of such matters should not have a material adverse effect on its financial position, results of operations or liquidity. The Company had no other pending legal proceedings or claims other than described above as of September 30, 2013.

12. SUBSEQUENT EVENTS

On October 2, 2013, the Company entered into a Securities Purchase Agreement with Allied Global Ventures LLC (“Allied Global”) pursuant to which Allied Global agreed to purchase up to 1,000,000 shares of the Company’s common stock (the “Allied Shares”) together with Common Stock Purchase Warrants to acquire up to 1,000,000 shares of common stock (the “Allied Warrants” and collectively with the Allied Shares, the “Allied Securities”) for an aggregate purchase price of $1,000,000. On October 2, 2013, Allied Global acquired the initial 100,000 Allied Shares and 100,000 Allied Warrants. The Securities Purchase Agreement provides that Allied Global shall purchase and the Company shall sell up to an additional 500,000 Allied Shares and 500,000 Allied Warrants by November 30, 2013 and up to an additional 400,000 Allied Shares and 400,000 Allied Warrants by January 31, 2014. The Allied Warrant is exercisable for a period of five years at an exercise price of $1.50 per share.

INVESTVIEW, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2013

The Allied Securities were offered and sold in a private placement transaction made in reliance upon exemptions from registration pursuant to Section 4(2) under the Securities Act of 1933 (the “Securities Act”) and/or Rule 506 promulgated under the Securities Act. Allied Global is an accredited investors as defined in Rule 501 of Regulation D promulgated under the Securities Act.

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

Results of Operations

Three months ended September 30, 2013 compared to three months ended September 30, 2012:

Revenues:

	Three Months Ended		Three Months Ended
	September 30, 2013		September 30, 2012		Variance
Subscription revenues	$290,194	100%	$390,835	100%	$(100,641)	(26)%

We realized a drop in our revenues of 26% for the three months ended September 30, 2013 from the prior year period as we continue to transition to our online based modeling. We proactively introduced both new products and a new marketing strategy to improve the lifetime value of our accounts. We are now emphasizing our online based business model which provides subscription based services including trading ideas, tools and education through live and recorded webinars and is marketed through a number of online media channels. Our trading and education tools are located at www.investview.com whereas our 7 minute products have their own websites:www.7minute trader.com, 7minuteoptions.com, 7minutestocks.com and coming soon 7minuteinvestor.com.

As we measured the attrition rates of the trading and education offerings we determined that their lifetime value was approximating our cost of acquisition. As clients move through the education modules they tend to exhaust their interest and either attrite or shift to the lower priced trading modules. Introduction of the 7 minute trader has resulted in a better adoption rate, an improved retention rate and significantly lower acquisition costs.

Operating Costs and Expenses:

A summary of significant operating costs and expenses for the three months ended September 30, 2013 and the three months ended September 30, 2012 follows:

	Three Months		Three Months
	Ended		Ended
	September 30, 2013		September 30, 2012		Variance
Costs of sales and services	$138,660	12%	$169,275	13%	$(30,615)	(18)%
Selling, general and administrative	1,061,378	88%	1,125,864	84%	(64,486)	(6)%
Depreciation and amortization	-	-%	51,834	3%	(51,834)	(100)%
Total	$1,200,038	100%	$1,346,973	100%	$(146,935)	(11)%

Operating costs were substantially lower this quarter versus the same quarter last year, primarily from a decrease in the Company’s real time data costs which were replaced by delayed data which reduced the data costs from approximately $45,000 per month to $5,000 per month.

During the three months ended September 30, 2013, our cost of sales and service was $138,660 as compared to $169,275 during the three months ended September 30, 2012. As a percentage of revenues, the operating margin decreased to 52% in the current quarter from 57% in the same quarter last year due to the decrease in revenue.

Our selling, general and administrative expenses decreased from $1,125,864 for the three months ended September 30, 2012 to $1,061,378 in current 2013 period or $64,486 (6%). Last year, the Company incurred approximately $179,000 in stock based compensation expense as compared to $277,000 for the current period. We continue to reduce our operating costs through reduction in personnel and service providers.

Depreciation and amortization decreased from $51,834 to $-0- primarily due to our fully depreciated assets.

Other:

A summary of significant other income (expenses) for the three months ended September 30, 2013 and the three months ended September 30, 2012 follows:

	Three Months		Three Months
	Ended		Ended
	September 30, 2013		September 30, 2012		Variance
Interest	$(218,992)	(100)%	$(184,482)	(150)%	$34,500	19%
Gain on change in fair value of warrant and derivatives	$390	-%	$3,751	3%	$(3,361)	(90)%
Gain on settlement of debt	-	-%	304,065	246%	(304,065)	(100)%
Interest and other, net	-	-%	-	-%	-	-%
Total	$(218,602)	(100)%	$123,334	100%	$(272,926)	(221)%

Interest expense increased from $184,482 to $218,992, a $34,500 or 19% increase.  The increase is because of the significant recapitalization of the Company over the past year.

In addition, we incurred a gain of $304,065 for the three months ended September 30, 2012 as a primary result of settlement of outstanding note payable.

During the year ended March 31, 2010, we issued promissory notes and related warrants that contain certain reset provisions.  As such, we are required to record these reset provisions as a liability and mark them to market each reporting period.  For the three months ended September 30, 2013, we recorded a gain of $390 in change in the fair value of these reset provisions vs. a gain for the three months ended September 30, 2012 of $3,751. The volatility of our stock price decreased in fiscal year 2013 from the prior fiscal year. This decrease in volatility caused the value of the warrants to decrease and resulted in some of the loss in the current period.

Six months ended September 30, 2013 compared to six months ended September 30, 2012:

Revenues:

	Six Months Ended		Six Months Ended
	September 30, 2013		September 30, 2012		Variance
Subscription revenues	$595,145	100%	$946,489	100%	$(351,344)	(37)%

We realized a drop in our revenues of 37% for the six months ended September 30, 2013 from the prior year period as we continue to transition to our online based modeling. We proactively introduced both new products and a new marketing strategy to improve the lifetime value of our accounts. We are now emphasizing our online based business model which provides subscription based services including trading ideas, tools and education through live and recorded webinars and is marketed through a number of online media channels. Our trading and education tools are located at www.investview.com whereas our 7 minute products have their own websites:www.7minute trader.com, 7minuteoptions.com, 7minutestocks.com and coming soon 7minuteinvestor.com.

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

Operating Costs and Expenses:

A summary of significant operating costs and expenses for the six months ended September 30, 2013 and the six months ended September 30, 2012 follows:

	Six Months		Six Months
	Ended		Ended
	September 30, 2013		September 30, 2012		Variance
Costs of sales and services	$247,341	12%	$325,362	11%	$(78,021)	(24)%
Selling, general and administrative	1,828,825	88%	2,591,757	86%	(762,932)	(29)%
Depreciation and amortization	-	-%	103,667	3%	(103,667)	(100)%
Total	$2,076,166	100%	$3,020,786	100%	$(944,620)	(31)%

Operating costs were substantially lower this quarter versus the same quarter last year, primarily from a decrease in the Company’s real time data costs which were replaced by delayed data which reduced the data costs from approximately $45,000 per month to $5,000 per month.

During the six months ended September 30, 2013, our cost of sales and service was $247,341 as compared to $325,362 during the six months ended September 30, 2012. As a percentage of revenues, the operating margin decreased to 58% in the current quarter from 66% in the same quarter last year due to the decrease in revenue.

Our selling, general and administrative expenses decreased from $2,591,757 for the six months ended September 30, 2012 to $1,828,825 in current 2013 period or $762,932 (29%). Last year, the Company incurred approximately $1,133,000 in stock based compensation expense as compared to $722,000 for the current period. We continue to reduce our operating costs through reduction in personnel and service providers.

Depreciation and amortization decreased from $103,667 to $-0- primarily due to our fully depreciated assets.

Other:

A summary of significant other income (expenses) for the six months ended September 30, 2013 and the six months ended September 30, 2012 follows:

	Six Months		Six Months
	Ended		Ended
	September 30, 2013		September 30, 2012		Variance
Interest	$(436,869)	(100)%	$(347,603)	(435)%	$89,266	26%
Gain on change in fair value of warrant and derivatives	$14	-%	$(137)	-%	$151	110%
Gain on settlement of debt	-	-%	267,678	435%	(267,678)	(100)%
Interest and other, net	-	-%	201	-%	(201)	(100)%
Total	$(436,855)	(100)%	$(79,861)	100%	$(214,648)	(49)%

Interest expense increased from $347,603 to $436,869, an $89,266 or 26% increase.  The increase is because of the significant recapitalization of the Company over the past year.

In addition, we incurred a gain of $267,678 for the six months ended September 30, 2012 as a primary result of settlement of outstanding note payable.

During the year ended March 31, 2010, we issued promissory notes and related warrants that contain certain reset provisions.  As such, we are required to record these reset provisions as a liability and mark them to market each reporting period.  For the six months ended September 30, 2013, we recorded a gain of $14 in change in the fair value of these reset provisions vs. a loss for the six months ended September 30, 2012 of $137. The volatility of our stock price decreased in fiscal year 2013 from the prior fiscal year. This decrease in volatility caused the value of the warrants to decrease and resulted in some of the loss in the current period.

Cash Used in Operating Activities:

During the six months ended September 30, 2013, our rate of usage of cash on a monthly basis from operations to approximately $57,000 as compared to approximately $60,000 in the same period last year.

Liquidity and Capital Resources

During the six months ended September 30, 2013, the Company incurred a loss from operations of $1,667,876. However, only $343,761 was cash related. This negative cash flow was funded by existing cash and a common stock subscription of $250,000. As a result, our cash and cash equivalents decreased by $87,011 to $89,271 from the beginning of the fiscal year of $176,282.

The Company's current liabilities exceeded its current assets (working capital deficit) by $4,920,999 as of September 30, 2013 as compared to $3,138,253 at March 31, 2013. The increase in the working capital deficit is primarily due to the combination of increased accounts payable and accrued expenses of $432,862 and maturing of convertible notes payable.

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

For the six months ended September 30, 2013 and 2012, the Company did not grant stock options to employees. The fair value of vesting options granted in previous years and vested during the three and six months ended September 30, 2013 of $-0- and $26,973 and $53,947 for the three and six months ended September 30, 2012, respectively, was recorded as a current period charge to earnings.

In addition, the Company issued restricted stock units ("RSU") during the year ended March 31, 2013. The fair value of the vesting RSUs of $267,738 and $510,953 was recorded as a current period charge to earnings during the three and six months ended September 30, 2013, respectively, and $151,783 and $210,377 for the three and six months ended September 30, 2012, respectively.

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

Changes in Internal Controls

Other than mentioned above, there were no changes in our internal controls over financial reporting during the fiscal quarter ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On August 21, 2013, Evenflow Funding, LLC (“Evenflow”) filed a Summons and Complaint against the Company, and certain officers personally guaranteed on the note, in the Superior Court of New Jersey, Monmouth County.  The complaint is seeking the payment of approximately $930,000 in connection with a certain promissory note in the principal amount of $200,000 issued in January 2009. The note entered default in 2009 when Evenflow did not accept payments from the Company when the US Department of Justice seized Evenflow’s bank account in 2009. The Company intends to vigorously defend against this action and the claimed amount owed.  Further, in February 2011, the principal owner of Evenflow, was sentenced to 168 months in prison for his role in a mortgage fraud scheme.  In August 2011, the United States of America entered a Final Order of Forfeiture against the principal owner of Evenflow. The United State of America has advised the Company that it has a right to payments made under the note to Evenflow.  However, the Company has accrued the aggregate of $386,578, as contract defined, and plans to vigorously defend its position, and its officers.

The Company may be subject to other legal proceedings and claims which arise in the ordinary course of its business. Although occasional adverse decisions or settlements may occur, the Company believes that the final disposition of such matters should not have a material adverse effect on its financial position, results of operations or liquidity. The Company had no other pending legal proceedings or claims other than described above as of September 30, 2013.

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

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the six months ended September 30, 2013, the Company entered into securities purchase agreements with two accredited investors pursuant to which they purchased an aggregate of 120,000 shares of the Company’s common stock for an aggregate purchase price of $150,000.

On October 2, 2013, the Company entered into a Securities Purchase Agreement with Allied Global Ventures LLC (“Allied Global”) pursuant to which Allied Global agreed to purchase up to 1,000,000 shares of the Company’s common stock (the “Allied Shares”) together with Common Stock Purchase Warrants to acquire up to 1,000,000 shares of common stock (the “Allied Warrants” and collectively with the Allied Shares, the “Allied Securities”) for an aggregate purchase price of $1,000,000. On October 2, 2013, Allied Global acquired the initial 100,000 Allied Shares and 100,000 Allied Warrants. The Securities Purchase Agreement provides that Allied Global shall purchase and the Company shall sell up to an additional 500,000 Allied Shares and 500,000 Allied Warrants by November 30, 2013 and up to an additional 400,000 Allied Shares and 400,000 Allied Warrants by January 31, 2014. The Allied Warrant is exercisable for a period of five years at an exercise price of $1.50 per share.

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

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

In January of 2009, the Company received $200,000 in exchange for the issuance of a non-convertible Promissory Note that matured on July 20, 2009. The note bears an interest rate of 20% and is in default. The Company has been advised that the US department of Justice is negotiating a settlement with the note holder. Interest payments of approximately $17,334 were made to date and interest continues to be accrued pending settlement with the US Department of Justice. See legal proceeds above.

ITEM 4 – Mine Safety Disclosures.

Not Applicable.

ITEM 5 – OTHER INFORMATION

 None

ITEM 6 – EXHIBITS

Number	Description

3.1	Articles of Incorporation (incorporated by reference to Exhibit 3 to the Company’s 10SB12G filed on August 12, 1999)

3.2	Certificate of Amendment to Registrant’s Articles of Incorporation (incorporated by reference to Exhibit 3 to the Company’s 10SB12G filed on August 12, 1999)

3.3	By-Laws (incorporated by reference to Exhibit 3 to the Company’s 10SB12G filed on August 12, 1999)
3.4	Amendment to Articles of Incorporation or by-laws (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed on February 15, 2007)

3.5	Certificate of Change filed pursuant to NRS 78.209 (incorporated by reference to Exhibit 4.4 to the Company’s Form 8-K filed on April 6, 2012)

3.6	Articles of Merger filed pursuant to NRS 92.A.200 (incorporated by reference to Exhibit 4.4 to the Company’s Form 8-K filed on April 6, 2012)

4.1	Form of Exchange Agreement, dated September 30, 2010 (1)

4.2	Exchange Agreement by and between Global Investor Services, Inc. and Allied Global Ventures LLC, dated September 30, 2010 (2)

4.3	Form of Subscription Agreement dated July 7, 2011 (3)

4.4	Form of 8% Secured Convertible Note dated July 7, 2011 (3)

4.5	Form of Common Stock Purchase Warrant dated July 7, 2011 (3)

4.6	Form of Security Agreement dated July 7, 2011 (3)

4.7	Form of Agreement entered with Marketing Investors (4)

4.8	Form of Subscription Agreement – August 2012 (8)

4.9	Form of 8% Secured Convertible Note – August 2012 (8)

4.10	Form of Common Stock Purchase Warrant – August 2012 (8)

4.11	Form of Security Agreement – August 2012 (8)

4.12	Form of 5% Convertible Promissory Note issued in October 2012 to former shareholders of Instilend Technologies Inc. (10)

4.13	2012 Incentive stock Plan (9)

4.14	10% Secured Promissory Note issued by Fortified Management Group, LLC to Instilend Technologies Inc. (11)

4.15	Securities Purchase Agreement entered with the July 2013 Accredited Investors.

4.16	Securities Purchase Agreement entered by and between Investview Inc. and Allied Global Ventures LLC (12)

4.17	Form of Common Stock Purchase Warrant issued to Allied Global Ventures LLC (12)

10.1	Employment Agreement by and between Global Investor Services Inc. and Dr. Joseph J. Louro dated June 7, 2011 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on June 29, 2011).

10.2	Letter Agreement by and between Global Investor Services Inc. and Dr. Joseph J. Louro dated June 29, 2011 (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on June 29, 2011

10.3	Agreement by and between Global Investor Services Inc., Wealth Engineering LLC, Wealth Engineering and Development Incorporated, Annette Raynor and Mario Romano dated July 12, 2011 (5)

10.4	Exchange Agreement, dated September 29, 2011, by and between Global Investor Services, Inc. and Allied Global Ventures, LLC. (6)

10.5	Exchange Agreement, dated September 29, 2011, by and between Global Investor Services, Inc. and Allied Global Ventures, LLC.(6)

10.6	Employment Agreement by and between Investview, Inc. and John “Randy” MacDonald dated May 15, 2012 (7)

10.7	Employment Agreement by and between Investview, Inc. and David M. Kelley dated August 16, 2012 (8)

10.8	Share Exchange Agreement between Investview Inc., Todd Tabacco, Derek Tabacco, Rich L’Insalata and Instilend Technologies Inc. (8)

10.9	Asset Purchase Agreement by and between Investview, Inc., Instilend Technologies Inc. and Fortified Management Group, LLC dated May 2, 2013 (11)

10.10	Assignment and Assumption Agreement by and between Investview, Inc., Fortified Management Group, LLC, Richard L’Insalata, Todd Tabacco and Derek Tabacco dated May 2, 2013 (11)
10.11	Agreement and Release by and between Investview, Inc., Instilend Technologies Inc., Fortified Management Group LLC and Todd Tabacco dated May 2, 2013 (11)

10.12	Agreement and Release by and between Investview, Inc., Instilend Technologies Inc., Fortified Management Group LLC and Derek Tabacco dated May 2, 2013 (11)

10.13	Agreement and Release by and between Investview, Inc., Instilend Technologies Inc., Fortified Management Group LLC and Richard L’Insalata dated May 2, 2013 (11)

31.1	Certification of Principal Executive Officer pursuant to 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Exhibit 31.1

31.2	Certification of Principal Financial Officer pursuant to 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Principal Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on October 12, 2010

(2)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on October 25, 2010

(3)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on July 13, 2011

(4)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on August 30, 2011

(5)	Incorporated by reference to the Form 10-K Annual Report filed with the Securities and Exchange Commission on July 14, 2011

(6)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on October 11, 2011

(7)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on May 21, 2012

(8)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on August 20, 2012

(9)	Incorporated by reference to Exhibit 4.1 to the Company’s Form S-8 filed on July 25, 2012

(10)	Incorporated by reference to the Company’s Form 10-Q filed on February 14, 2013

(11)	Incorporated by reference to the Company’s Form 8-K filed on May 8, 2013

(12)	Incorporated by reference to the Company’s Form 8-K filed on October 8, 2013

101.INS **	XBRL Instance Document
101.SCH **	XBRL Taxonomy Schema
101.CAL **	XBRL Taxonomy Calculation Linkbase
101.DEF **	XBRL Taxonomy Definition Linkbase
101.LAB **	XBRL Taxonomy Label Linkbase
101.PRE **	XBRL Taxonomy Presentation Linkbase

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

INVESTVIEW, INC

Dated: November 14, 2013	By:	/s/ Dr. Joseph J. Louro
Dr. Joseph J. Louro
Chief Executive Officer
(Principal Executive Officer)

Dated: November 14, 2013	By:	/s/ William C. Kosoff
William C. Kosoff
Acting Chief Financial Officer
(Principal Financial Officer and Accounting Officer)

