Form 10-Q
period 2013-12-31
Investview, Inc.
filed 2014-02-14
CIK 862651

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2013

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

As of February 14, 2014, there were 6,925,961 shares of common stock, (of which 1,300 shares are in treasury), par value $.001 per share, outstanding.

INVESTVIEW, INC.

FORM 10-Q

QUARTERLY PERIOD ENDED DECEMBER 31, 2013

INVESTVIEW, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31,	March 31,
	2013	2013
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$158,848	$176,282
Accounts receivable	-	9,704
Deferred costs	3,184	5,967
Prepaid expenses	5,250	55,250
Other current assets	1,690	1,690
Current assets of discontinued operations	-	18,931
Total current assets	168,972	267,824

Property, plant and equipment, net of accumulated depreciation of $2,947,779 and $3,100,844 as of December 31, 2013 and March 31, 2013, respectively	-	235,355

Other assets:
Goodwill	123,592	123,592
Deposits	50,000	6,750
Total other assets	173,592	130,342

Total assets	$342,564	$633,521

LIABILITIES AND DEFICIENCY IN STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$1,470,950	$1,387,237
Deferred revenue	97,803	171,336
Due to related party	1,708,750	1,326,486
Convertible notes payable, current portion	851,820	19,858
Convertible notes payable, current portion-related party	438,460	-
Notes payable, current portion	220,000	200,000
Current liabilities of discontinued operations	397,666	301,160
Total current liabilities	5,185,449	3,406,077

Long term debt:
Warrant liability	4,838	4,437
Notes payable, long term portion	154,800	166,400
Convertible notes payable, long term portion	507,098	1,745,321
Convertible notes payable, long term portion-related party	399,996	623,909
Total long term debt	1,066,732	2,540,067

Total liabilities	6,252,181	5,946,144

DEFICIENCY IN STOCKHOLDERS' EQUITY
Preferred stock, par value: $0.001; 10,000,000 shares authorized, None issued and outstanding as of December 31, 2013 and March 31, 2013	-	-
Common stock, par value $0.001; 15,000,000 shares authorized; -6,399,894 and -5,428,037 issued and -6,398,594 and -5,426,737 outstanding as of December 31, 2013 and March 31, 2013, respectively	6,400	5,428
Additional paid in capital	82,092,625	79,889,589
Treasury stock, 1,300 shares	(8,589)	(8,589)
Accumulated deficit	(88,000,053)	(85,199,051)
Total (deficiency in) stockholders' equity	(5,909,617)	(5,312,623)

Total liabilities and (deficiency in) stockholders' equity	$342,564	$633,521

The accompanying notes are an integral part of these condensed consolidated financial statements

INVESTVIEW, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three months ended December 31,		Nine months ended December 31,
	2013	2012	2013	2012
Revenue, net:	$243,577	$417,478	$838,722	$1,363,967

Operating costs and expenses:
Cost of sales and service	3,961	121,815	58,349	447,177
Selling, general and administrative	837,249	3,382,517	2,859,027	5,974,274
Depreciation and amortization	-	51,833	-	155,500
Total operating costs and expenses	841,210	3,556,165	2,917,376	6,576,951

Net loss from operations	(597,633)	(3,138,687)	(2,078,654)	(5,212,984)

Other income (expense):
Gain (loss) on change in fair value of warrant and derivative liabilities	(415)	2,612	(401)	2,475
Gain on settlement of debt	-	-	-	267,678
Interest, net	(218,701)	(198,462)	(655,570)	(546,065)
Other	-	-	-	201

Loss from continuing operations before income taxes	(816,749)	(3,334,537)	(2,734,625)	(5,488,695)

Income taxes (benefit)	-	-	(250,000)	-

Loss from continuing operations	(816,749)	(3,334,537)	(2,484,625)	(5,488,695)

Loss from discontinued operations	(7,510)	(196,829)	(316,377)	(196,829)

NET LOSS	$(824,259)	$(3,531,366)	$(2,801,002)	$(5,685,524)

Loss per common share, basic and diluted;
Continuing operations	$(0.14)	$(0.63)	$(0.48)	$(1.14)
Discontinued operations	(0.00)	(0.04)	(0.06)	(0.04)
Total	$(0.14)	$(0.67)	$(0.54)	$(1.18)

Weighted average number of common shares outstanding-basic and diluted	5,900,329	5,309,286	5,735,972	4,805,436

The accompanying notes are an integral part of these condensed consolidated financial statements

INVESTVIEW, INC.

CONSOLIDATED STATEMENT OF DEFICIENCY IN STOCKHOLDERS' EQUITY

FROM APRIL 1, 2013 THROUGH DECEMBER 31, 2013

(unaudited)

				Additional	Common shares		Warrant
	Stock	Common stock		Paid in	To be issued		Subscription	Treasury	Accumulated
	Subscription	Shares	Amount	Capital	Shares	Amount	Receivable	Stock	Deficit	Total
Balance, April 1, 2013	$-	5,428,037	$5,428	$79,889,589	$-	$-	$-	$(8,589)	$(85,199,051)	$(5,312,623)
Common stock issued for services rendered	-	337,968	338	688,035	-	-	-	-	-	688,373
Sale of common stock	-	620,000	620	649,380	-	-	-	-	-	650,000
Common stock issued in connection with deposit acquisition	-	13,889	14	24,986	-	-	-	-	-	25,000
Stock based compensation	-	-	-	15,256	-	-	-	-	-	15,256
Fair value of vesting restricted stock units	-	-	-	825,379	-	-	-	-	-	825,379
Net loss	-	-	-	-	-	-	-	-	(2,801,002)	(2,801,002)
Balance, December 31, 2013	$-	6,399,894	$6,400	$82,092,625	$-	$-	$-	$(8,589)	$(88,000,053)	$(5,909,617)

The accompanying notes are an integral part of these condensed consolidated financial statements

INVESTVIEW INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Nine months ended December 31,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss from continuing operations	$(2,484,625)	$(5,488,695)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	-	260,576
Common stock issued for services rendered	372,080	2,201,301
Common stock issued for non-circumvent agreement	-	133,700
Amortization of debt discount relating to convertible notes payable	462,159	389,299
Employee stock based compensation	840,635	564,980
Change in fair value of warrant and derivative liabilities	401	(2,475)
Gain on settlement of debt and warrants	-	(267,678)
Amortization of deferred compensation	-	135,837
Changes in operating assets and liabilities:
Accounts receivable	9,704	-
Deferred costs	2,783	5,504
Prepaid and other assets	25,000	(10,629)
Accounts payable and accrued liabilities	(8,970)	396,969
Due to related parties	382,264	1,247,266
Deferred revenue	(73,533)	(98,241)
Net cash used in continuing operating activities:	(472,102)	(532,286)
Net cash (used in) provided by discontinued operating activities:	(202,082)	65
Net cash used in operating activities	(674,184)	(532,221)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash acquired by acquisitions	-	1,377
Proceeds from (payments for) long term deposit	6,750	(6,750)
Net cash provided by (used in) investing activities:	6,750	(5,373)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of convertible debt, net	-	500,000
Repayments of notes payable	-	(30,000)
Proceeds from sale of common stock	650,000	-
Net proceeds provided by financing activities	650,000	470,000

Net decrease in cash and cash equivalents	(17,434)	(67,594)
Cash and cash equivalents-beginning of period	176,282	179,921
Cash and cash equivalents-end of period	$158,848	$112,327

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$-	$-
Income taxes	$-	$-
Non cash financing activities:
Beneficial conversion feature attributable to convertible debentures	$-	$280,168
Common stock issued for deposit on acquisition	$25,000	$-

The accompanying notes are an integral part of these condensed consolidated financial statements

INVESTVIEW, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A summary of the significant accounting policies applied in the preparation of the accompanying unaudited condensed consolidated financial statements follows:

Business and Basis of Presentation

Investview, Inc. (the "Company") was incorporated on August 10, 2005 under the laws of the State of Nevada as Voxpath Holding, Inc. On September 16, 2006, the Company changed its name to TheRetirementSolution.Com, Inc., on October 1, 2008 to Global Investor Services, Inc. and on March 27, 2012 to Investview, Inc. The Company currently markets directly and through its marketing partners as well as online, certain investor products and services that provide financial and educational information to its prospective customers and to its subscribers.

The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Investment Tools & Training, LLC ("ITT"), Razor Data Corp ("Razor") and SAFE Management LLC ("Safe"). All significant inter-company transactions and balances have been eliminated in consolidation.

Interim Financial Statements

The following (a) condensed consolidated balance sheet as of December 31, 2013, which has been derived from audited financial statements, and (b) the unaudited condensed consolidated interim financial statements of the Company have been prepared in accordance with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended December 31, 2013 are not necessarily indicative of results that may be expected for the year ending March 31, 2014. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended March 31, 2013 included in the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission (“SEC”) on July 1, 2013.

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

DECEMBER 31, 2013

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

Fair Value of Financial Instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2013 and March 31, 2013. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash and accounts payable. Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

INVESTVIEW, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013

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

For the nine months ended December 31, 2013 and 2012, the Company did not grant stock options to employees. The fair value of vesting options granted in previous years and vested during the three and nine months ended December 31, 2013 of $-0- and $-0-, respectively; and $26,973 and $53,947 for the three and nine months ended December 31, 2012, respectively, was recorded as a current period charge to earnings.

In addition, the Company issued restricted stock units ("RSU") during the nine months ended December 31, 2013. The fair value of the vesting RSUs of $314,426 and $825,379 was recorded as a current period charge to earnings during the three and nine months ended December 31, 2013, respectively, and $300,656 and $511,033 for the three and nine months ended December 31, 2012, respectively.

Net Loss per Share

The Company follows Accounting Standards Codification subtopic 260-10, Earnings Per Share (“ASC 260-10”) specifying the computation, presentation and disclosure requirements of earnings per share information. Basic loss per share has been calculated based upon the weighted average number of common shares outstanding. The Company excluded 1,238,562 and 540,250 shares of common stock equivalents, that would be resulted from conversion of convertible debt, or exercise of stock options and warrants, from the diluted loss per share because their effect is anti-dilutive on the computation for the nine months ended December 31, 2013 and 2012, respectively.

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

DECEMBER 31, 2013

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

2. GOING CONCERN MATTERS

The Company’s unaudited condensed consolidated financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred significant recurring losses which have resulted in an accumulated deficit of $88,000,053, net loss of $2,801,002 and net cash used in operations of $674,184 for the nine months ended December 31, 2013 which raises substantial doubt about the Company’s ability to continue as a going concern.

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

3. PROPERTY AND EQUIPMENT

The Company’s property and equipment at December 31, 2013 and March 31, 2013:

	December 31, 2013	March 31, 2013
Software	$2,920,000	$3,308,420
Computer equipment	4,211	4,211
Office equipment	23,568	23,568
	2,947,779	3,336,199
Less accumulated depreciation	(2,947,779)	(3,100,844)
	$-0-	$235,355

Depreciation expense charged to operations amounted to approximately $-0- and $118,000, respectively, for the three months ended December 31, 2013 and 2012, respectively; and approximately $-0- and $222,000 for the nine months ended December 31, 2013 and 2012, respectively.

INVESTVIEW, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013

4. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities consisted of the following at December 31, 2013 and March 31, 2013:

	December 31, 2013	March 31, 2013
Accounts payable	$494,898	$516,580
Accrued interest payable, short term	455,205	169,112
Accrued payroll taxes	517,319	663,664
Accrued salaries and wages	3,528	37,881
	$1,470,950	$1,387,237

As of March 31, 2013 and December 31, 2013, accrued payroll taxes included the effects of an estimated payroll tax liability for stock based compensation issued to an officer.

5. NOTES PAYABLE

A summary of notes payable at December 31, 2013 and March 31, 2013 are as follows:

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

At December 31, 2013 and March 31, 2013, balances consist of the following:

	December 31, 2013	March 31, 2013
Note payable, currently in default	$200,000	$200,000
Notes payable, due September 2014	20,000	20,000
Notes payable, due September 2015	120,000	120,000
Long term accrued interest	34,800	26,400
Total	374,800	366,400
Less: Notes payable, current portion	(220,000)	(200,000)
Notes payable, long term portion	$154,800	$166,400

INVESTVIEW, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013

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

For the nine months ended December 31, 2013 and 2012, the Company amortized $301,095 and $301,095 of debt discount to current period operations as interest expense, respectively.

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

For the nine months ended December 31, 2013 and 2012, the Company amortized $1,142 and $2,574 of debt discount to current period operations as interest expense, respectively.

INVESTVIEW, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013

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

For the nine months ended December 31, 2013 and 2012, the Company amortized $9,335 and $9,334 of debt discount to current period operations as interest expense, respectively.

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

For the nine months ended December 31, 2013 and 2012, the Company amortized $32,468 and $32,468 of debt discount to current period operations as interest expense, respectively.

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

DECEMBER 31, 2013

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

For the nine months ended December 31, 2013 and 2012, the Company amortized $88,673 and $43,829 of debt discount to current period operations as interest expense, respectively.

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

For the nine months ended December 31, 2013, the Company amortized $5,320 of debt discount to current period operations as interest expense.

INVESTVIEW, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013

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

For the nine months ended December 31, 2013, the Company amortized $10,434 of debt discount to current period operations as interest expense.

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

For the nine months ended December 31, 2013, the Company amortized $13,694 of debt discount to current period operations as interest expense.

At December 31, 2013 and March 31, 2013, convertible note balances consisted of the following:

INVESTVIEW, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013

	December 31, 2013	March 31, 2013
Convertible Promissory Notes #1, net of unamortized discount of $197,080 and $498,175, respectively	$1,002,920	701,825
Convertible Promissory Note #2, net of unamortized discount of $-0- and $1,142, respectively	21,000	19,858
Convertible Promissory Notes #3, net of unamortized discount of $12,270 and $21,604, respectively	187,730	178,396
Convertible Promissory Notes #4, net of unamortized discount of $21,370 and $53,837, respectively	78,630	46,163
Convertible Promissory Notes #5, net of unamortized discount of $192,076 and $280,750, respectively	307,924	219,250
Convertible Promissory Notes #6	-	541,496
Convertible Promissory Note #7, net of unamortized discount of $15,088 and $20,408, respectively	84,912	79,592
Convertible Promissory Note #8, net of unamortized discount of $30,163 and $40,597, respectively	169,837	159,403
Convertible Promissory Note #9, net of unamortized discount of $40,834 and $54,529, respectively	221,666	207,971
Long term interest	122,755	235,134
Total	2,197,374	2,389,088
Less: convertible notes payable, current portion	851,820	19,858
Less: convertible notes payable, related party, current portion	438,460	-
Less: Convertible notes payable, long term portion	507,098	1,745,321
Convertible notes payable-related party, net of discount, long term portion	$399,996	$623,909

Aggregate maturities of long-term debt as of December 31, 2013 are as follows:

For the twelve months ended December 31,	Amount
2014	$1,541,000
2015	620,000
2016	562,500
Total	$2,723,500

During the nine months ended December 31, 2013 and 2012, the Company incurred an aggregate of $180,753 and $128,288 as interest expense relating to the amortization of debt discount and accrued interest with regard to related party notes.

7. CAPITAL STOCK

Common Stock

In May 2013, the Company issued an aggregate of 147,968 shares of its common stock in exchange for $316,145 in settlement of compensation related to the sale of Instilend Technologies, Inc.

In September 2013, the Company issued 13,889 shares of its common stock as a deposit of potential acquisition and recorded the fair value of $25,000 as outstanding deposit on the balance sheet as of December 31, 2013.

INVESTVIEW, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013

8. STOCK OPTIONS AND WARRANTS

Employee Stock Options

The following table summarizes the changes in employee stock options outstanding and the related prices for the shares of the Company’s common stock issued to employees of the Company under two employee stock option plans. The nonqualified plan adopted in 2007 is for 65,000 shares of which 47,500 have been granted as of September 30, 2013. The qualified plan adopted in October of 2008 authorizing 125,000 shares was approved by a majority of the Shareholders on September 16, 2009. To date 42,500 shares have been granted as of December 31, 2013.

The following table summarizes the changes in options outstanding and the related prices for the shares of the Company’s common stock issued to employees of the Company at December 31, 2013:

	Options Outstanding			Options Exercisable
			Weighted		Weighted
		Weighted	Average		Average
		Average	Exercise		Exercise
Range of	Number of	Remaining	Price of	Number of	Price of
Exercise	Shares	Contractual	Outstanding	Shares	Exercisable
Prices	Outstanding	Life (Years)	Options	Exercisable	Options
$10.00	35,000	5.76	$10.00	35,000	$10.00
12.00	2,500	3.11	12.00	2,500	12.00
	37,500	5.58	$10.20	37,500	$10.20

Transactions involving stock options issued to employees are summarized as follows:

Weighted
Average
	Number of	Exercise
	Shares	Price
Options outstanding at March 31, 2012	37,500	$10.20
Granted	-	-
Exercised	-	-
Canceled	-	-
Options outstanding at March 31, 2013	37,500	10.20
Granted	-	-
Exercised	-	-
Canceled	-	-
Options outstanding at December 31, 2013	37,500	$10.20

Stock-based compensation expense in connection with options granted to employees during the three and nine months ended December 31, 2013 of $-0- and $-0-, respectively, and $26,973 and $53,947 for the three and nine months ended December 31, 2012, respectively.

Non-Employee Stock Options

The following table summarizes the changes in options outstanding and the related prices for the shares of the Company’s common stock issued to consultants and non-employees of the Company at December 31, 2013:

INVESTVIEW, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013

	Options Outstanding			Options Exercisable
Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
Exercise	Number	Contractual	Exercise	Number of	Exercise
Prices	Outstanding	Life (Years)	Price	Exercisable	Price
$84.00	2,500	3.08	$84.00	1,500	$84.00

Transactions involving stock options issued to consultants and non-employees are summarized as follows:

		Weighted
		Average
	Number of	Price
	Shares	Per Share
Options outstanding at March 31, 2012	5,000	$56.00
Granted	-
Exercised	-	-
Expired	-	-
Options outstanding at March 31, 2013	5,000	56.00
Granted	-	-
Exercised	-	-
Expired	(2,500)	(29.00)
Options outstanding at December 31, 2013	2,500	$84.00

Restricted Stock Units ("RSU")

The Company has issued RSUs to certain employees.  RSUs issued to date vest in up to 6 to 24 months.

Transactions involving employee RSUs are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at March 31, 2012:	-	$-
Granted	810,000	3.80
Exercised	-	-
Canceled or expired	-	-
Outstanding at March 31, 2013:	810,000	3.80
Granted	-	-
Exercised	-	-
Canceled or expired	-	-
Outstanding at December 31, 2013:	810,000	$3.80

The fair value of the vesting RSUs of $314,426 and $825,379 was recorded as a current period charge to earnings during the three and nine months ended December 31, 2013, respectively, and $300,656 and $511,033 for the three and nine months ended December 31, 2012, respectively.

 Warrants

The following table summarizes the changes in warrants outstanding and the related prices for the shares of the Company’s common stock issued to shareholders at December 31, 2013:

INVESTVIEW, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013

	Warrants Outstanding			Warrants Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
Exercise	Number	Contractual	Exercise	Number	Exercise
Price	Outstanding	Life (Years)	Price	Exercisable	Price
$1.50	500,000	4.88	$1.50	500,000	$1.50
2.00	10,000	0.31	2.00	10,000	2.00
2.50	12,000	4.55	2.50	12,000	2.50
4.00	18,792	0.61	4.00	18,872	4.00
6.00	322,063	3.08	6.00	322,063	6.00
10.00	4,168	1.25	10.00	4,168	10.00
Total	867,023	4.04	$3.29	867,023	$3.29

Transactions involving the Company’s warrant issuance are summarized as follows:

		Average
	Number of	Price
	Shares	Per Share
Warrants outstanding at March 31, 2012	227,313	$6.40
Granted	132,813	6.00
Exercised	-
Cancelled or expired	(5,103)	(10.00)
Warrants outstanding at March 31, 2012	355,023	5.83
Granted	512,000	1.52
Exercised	-	-
Expired	-	-
Warrants outstanding at December 31, 2013	867,023	$3.29

During the nine months ended December 31, 2013, the Company granted an aggregate of 12,000 warrants to purchase the Company’s common stock at $2.50, expiring five years from the date of issuance, in connection with the sale of the Company’s common stock to a registered broker dealer pursuant the private offering sold in July 2013.

During the nine months ended December 31, 2013, the Company granted an aggregate of 500,000 warrants to purchase the Company’s common stock at $1.50, expiring five years from the date of issuance, in connection with the sale of the Company’s common stock. As of December 31, 2013, the Company is obligated to issue an additional 500,000 warrants relating to the sale. On January 4, 2014, the Company issued the remaining 500,000 warrants.

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

INVESTVIEW, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013

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

The assets and liabilities of the discontinued operations as of December 31, 2013 and March 31, 2013 were as follows:

Assets:

	December 31, 2013	March 31, 2013
Cash	$-	$3,063
Accounts receivable	-	15,868
Total current assets of discontinued operations	$-	$18,931

Liabilities:
Accounts payable	$397,666	$301,160
Total current liabilities of discontinued operations	$397,666	$301,160

The Results of Operations for the three months ended December 31, 2013 and 2012 are as follows:

INVESTVIEW, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013

	December 31, 2013	December 31, 2012
Sales	$-	$45,911

Operating Costs:
Selling, general and administrative costs	7,510	132,620
Depreciation and amortization	-	105,076
Total operating expenses	7,510	237,696
Net loss before other income (expense)	(7,510)	(191,785)
Interest expense	-	(5,044)
Net loss	$(7,510)	$(196,829)

The Results of Operations for the nine months ended December 31, 2013 and 2012 are as follows:

	December 31, 2013	December 31, 2012
Sales	$31,736	$45,911

Operating Costs:
Selling, general and administrative costs	79,598	132,620
Depreciation and amortization	-	105,076
Loss on disposal of net assets	18,515	-
Total operating expenses	98,113	237,696
Net loss before other income (expense)	(66,377)	(191,785)
Interest expense	-	(5,044)
Income tax (benefit)	250,000
Net loss	$(316,377)	$(196,829)

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

DECEMBER 31, 2013

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

The Company does not have any Level 1 or Level 2 financial assets or liabilities.

The following table provides a summary of changes in fair value of the Company’s Level 3 financial liabilities as of December 31, 2013:

Warrant
Derivative
Liability
Balance, March 31, 2013	$4,437

Transfers in/out:

Total gains:
Initial fair value of debt derivative at note issuance	-
Mark-to-market at December 31, 2013:
- Warrants reset provision	401

Balance, December 31, 2013	$4,838

Net loss for the period included in earnings relating to the liabilities held at December 31, 2013	$(401)

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

INVESTVIEW, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013

The Company may be subject to other legal proceedings and claims which arise in the ordinary course of its business. Although occasional adverse decisions or settlements may occur, the Company believes that the final disposition of such matters should not have a material adverse effect on its financial position, results of operations or liquidity. The Company had no other pending legal proceedings or claims other than described above as of December 31, 2013.

12. SUBSEQUENT EVENTS

On October 2, 2013, the “Company entered into a Securities Purchase Agreement with Allied Global Ventures LLC (“Allied Global”) pursuant to which Allied Global agreed to purchase up to 1,000,000 shares of the Company’s common stock (the “Allied Shares”) together with Common Stock Purchase Warrants to acquire up to 1,000,000 shares of common stock (the “Allied Warrants” and collectively with the Allied Shares, the “Allied Securities”) for an aggregate purchase price of $1,000,000. The following closings have occurred: On October 2, 2013, Allied Global acquired the initial 100,000 Allied Shares and 100,000 Allied Warrants for $100,000. On November 27, 2013, Allied Global acquired 400,000 Allied Shares and 400,000 Allied Warrants for $400,000. On January 6, 2014, Allied Global acquired 500,000 Allied Shares (the "Remaining Allied Shares") and 500,000 Allied Warrants for $500,000. The Allied Warrant is exercisable for a period of five years at an exercise price of $1.50 per share.

The Allied Securities were offered and sold in a private placement transaction made in reliance upon exemptions from registration pursuant to Section 4(2) under the Securities Act of 1933 (the “Securities Act”) and/or Rule 506 promulgated under the Securities Act. Allied Global is an accredited investors as defined in Rule 501 of Regulation D promulgated under the Securities Act.

The Company, through its wholly-owned subsidiary, Investview Capital LLC ("Investview Capital") entered into an agreement for the acquisition of all of the issued and outstanding membership interests of Martel Capital, LLC ("Martel") from its owner, Astor Grenfeld, Inc. ("Astor"), for an aggregate purchase price of $80,000 in the form of shares of restricted common stock of the Company (the "Purchase Shares") pursuant to that certain Purchase Agreement (the "Purchase Agreement") entered into between Investview Capital, Martel, Astor and Vincent R. Landano, President of Martel and of Astor ("Landano" and together with Astor, the "Seller"), dated September 19, 2013 (the "PA Execution Date") and that certain Letter Amendment to the Purchase Agreement (the "PA Amendment") dated January 24, 2014 (the "PA Amendment Date").

On the PA Execution Date, the Company issued to Seller 13,889 shares of restricted common stock of the Company (the “Original INVU Shares”). Concurrent with the delivery of the Original INVU Shares, the Seller delivered to Investview Capital membership interests representing 20% of Martel. In the event the market value of the Original INVU Shares is less than $25,000 on the six month anniversary (the “Anniversary”) of the Purchase Agreement (the “Future Value”), then at the Seller's discretion the Company must (i) issue the Seller an amount of shares restricted common stock equal to $25,000 less the Future Value or (ii) pay the Seller $25,000 and the Seller will return the Original INVU Shares to the Company for cancellation. The Future Value will be determined by multiplying the Original INVU Shares by the average volume weighted average price for the 30 trading days prior to the Anniversary.

On the PA Amendment Date, the Company issued to seller 26,067 shares of restricted common stock of the Company (the "Final INVU Shares"). Upon FINRA approval of the transfer of the remaining membership interests or six months after the Final Purchase Date, at the Sellers discretion, the Company will pay the Seller $55,000 and the Seller will return the Final INVU Shares to the Company for cancellation. The Final Payment will be subject to FINRA’s approval of the 1017 Change in Ownership Application (“FINRA Approval”). The Final Purchase Date will be extended until such time that FINRA has provided all required approvals. In the event FINRA does not approve the change in ownership of Martel, the Purchase Agreement and the PA Amendment will be terminated and the parties will return all consideration previously transferred.

INVESTVIEW, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013

The shares of common stock of the Company were offered and sold in a securities purchase transaction made in reliance upon exemptions from registration pursuant to Section 4(2) under the Securities Act of 1933 (the “Securities Act”) and/or Rule 506 promulgated under the Securities Act. Seller is an accredited investor as defined in Rule 501 of Regulation D promulgated under the Securities Act.

In addition, on December 2, 2013, the Company invested $25,000 directly into Martel to support Martel's working capital requirements.

The Company intends to enter into a Settlement and Release Agreement in the near future with its former President and Chief Financial Officer, John “Randy” MacDonald (the "McDonald Settlement"), who resigned his positions with the Company on February 28, 2013, as previously reported in the Company's Form 8-K Current Report as filed with the Securities Exchange Commission on March 7, 2013. The Company and Mr. McDonald have agreed in principal to the terms of the McDonald Settlement pursuant to which Mr. McDonald shall receive 125,000 shares of common stock of the Company in consideration of a full release of the Company from any and all claims.

Item 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Results of Operations

Three months ended December 31, 2013 compared to three months ended December 31, 2012:

Revenues:

	Three Months Ended		Three Months Ended
	December 31, 2013		December 31, 2012		Variance
Subscription revenues	$243,577	100%	$417,478	100%	$(173,901)	(42)%

We realized a drop in our revenues of 42% for the three months ended December 31, 2013 from the prior year period as we continue to transition to our online based modeling. We proactively introduced both new products and a new marketing strategy to improve the lifetime value of our accounts. We are now emphasizing our online based business model which provides subscription based services including trading ideas, tools and education through live and recorded webinars and is marketed through a number of online media channels. Our trading and education tools are located at www.investview.com whereas our 7 minute products have their own websites:www.7minute trader.com, 7minuteoptions.com, 7minutestocks.com and 7minuteinvestor.com.

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

Operating Costs and Expenses:

A summary of significant operating costs and expenses for the three months ended December 31, 2013 and the three months ended December 31, 2012 follows:

	Three Months		Three Months
	Ended		Ended
	December 31, 2013		December 31, 2012		Variance
Costs of sales and services	$3,961	-%	$121,815	3%	$(117,854)	(97)%
Selling, general and administrative	837,249	100%	3,382,517	95%	(2,545,268)	(75)%
Depreciation and amortization	-	-%	51,833	2%	(51,833)	(100)%
Total	$841,210	100%	$3,556,165	100%	$(2,714,955)	(76)%

As a percentage of revenues, the operating margin increased to 98% in the current quarter from 71% in the same quarter last year due to the decrease in operating costs and expenses.

During the three months ended December 31, 2013, our cost of sales and service decreased to $3,961 as compared to $121,815 during the three months ended December 31, 2012, primarily from the reduction in data feed costs of approximately 90%.

Our selling, general and administrative expenses decreased from $3,382,517 for the three months ended December 31, 2012 to $837,249 in current 2013 period or $2,545,268 (75%). Last year, the Company incurred approximately $3,142,000 in stock based compensation expense as compared to $314,000 for the current period. We continue to reduce our operating costs through reduction in personnel and service providers.

Depreciation and amortization decreased from $51,833 to $-0- primarily due to our fully depreciated assets.

Other:

A summary of significant other income (expenses) for the three months ended December 31, 2013 and the three months ended December 31, 2012 follows:

Three Months	Three Months
Ended	Ended
December 31, 2013	December 31, 2012	Variance
Interest	$(218,701)	(100)%	$(198,462)	(101)%	$(20,239)	(10)%
(Loss) gain on change in fair value of warrant and derivatives	(415)	-%	2,612	1%	(3,027)	(116)%
Total	$(219,116)	(100)%	$(195,850)	100%	$(23,266)	(12)%

Interest expense increased from $198,462 to $218,701, a $20,239 or 10% increase.  The increase is because of the significant recapitalization of the Company over the past year.

During the year ended March 31, 2010, we issued promissory notes and related warrants that contain certain reset provisions.  As such, we are required to record these reset provisions as a liability and mark them to market each reporting period.  For the three months ended December 31, 2013, we recorded a loss of $415 in change in the fair value of these reset provisions vs. a gain for the three months ended December 31, 2012 of $2,612. The volatility of our stock price decreased in fiscal year 2013 from the prior fiscal year. This decrease in volatility caused the value of the warrants to decrease and resulted in some of the loss in the current period.

Nine months ended December 31, 2013 compared to nine months ended December 31, 2012:

Revenues:

	Nine Months Ended		Nine Months Ended
	December 31, 2013		December 31, 2012		Variance
Subscription revenues	$838,722	100%	$1,363,967	100%	$(525,245)	(39)%

We realized a drop in our revenues of 39% for the nine months ended December 31, 2013 from the prior year period as we continue to transition to our online based modeling. We proactively introduced both new products and a new marketing strategy to improve the lifetime value of our accounts. We are now emphasizing our online based business model which provides subscription based services including trading ideas, tools and education through live and recorded webinars and is marketed through a number of online media channels. Our trading and education tools are located at www.investview.com whereas our 7 minute products have their own websites:www.7minute trader.com, 7minuteoptions.com, 7minutestocks.com and 7minuteinvestor.com.

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

Operating Costs and Expenses:

A summary of significant operating costs and expenses for the nine months ended December 31, 2013 and the nine months ended December 31, 2012 follows:

	Nine Months		Nine Months
	Ended		Ended
	December 31, 2013		December 31, 2012		Variance
Costs of sales and services	$58,349	2%	$447,177	7%	$(388,828)	(87)%
Selling, general and administrative	2,859,027	98%	5,974,274	91%	(3,115,247)	(52)%
Depreciation and amortization	-	-%	155,500	2%	(155,500)	(100)%
Total	$2,917,376	100%	$6,576,951	100%	$(3,659,575)	(56)%

As a percentage of revenues, the operating margin increased 93% in the current period from 67% in the same period last year due the decrease in Operating costs and Expenses.

During the nine months ended December 31, 2013, our cost of sales and service decreased to $58,349 as compared to $447,177 during the nine months ended December 31, 2012, primarily from the reduction in data feed costs.

Our selling, general and administrative expenses decreased from $5,974,274 for the nine months ended December 31, 2012 to $2,859,027 in current 2013 period or $3,115,247 (52%). Last year, the Company incurred approximately $2,766,000 in stock based compensation expense as compared to $1,213,000 for the current period. We continue to reduce our operating costs through reduction in personnel and service providers.

Depreciation and amortization decreased from $155,500 to $-0- primarily due to our fully depreciated assets.

Other:

A summary of significant other income (expenses) for the nine months ended December 31, 2013 and the nine months ended December 31, 2012 follows:

	Nine Months		Nine Months
	Ended		Ended
	December 31, 2013		December 31, 2012		Variance
Interest	$(655,570)	(100)%	$(546,065)	(198)%	$(109,505)	(20)%
(Loss) gain on change in fair value of warrant and derivatives	$(401)	-%	$2,475	-%	$(2,876)	(116)%
Gain on settlement of debt	-	-%	267,678	98%	(267,678)	(100)%
Interest and other, net	-	-%	201	-%	(201)	(100)%
Total	$(655,971)	(100)%	$(275,711)	100%	$(380,260)	(138)%

Interest expense increased from $546,065 to $655,570, an $109,505 or 20% increase.  The increase is because of the significant recapitalization of the Company over the past year.

In addition, we incurred a gain of $267,678 for the nine months ended December 31, 2012 as a primary result of settlement of outstanding note payable.

During the year ended March 31, 2010, we issued promissory notes and related warrants that contain certain reset provisions.  As such, we are required to record these reset provisions as a liability and mark them to market each reporting period.  For the nine months ended December 31, 2013, we recorded a loss of $401 in change in the fair value of these reset provisions vs. a gain for the nine months ended December 31, 2012 of $2,475. The volatility of our stock price decreased in fiscal year 2013 from the prior fiscal year. This decrease in volatility caused the value of the warrants to decrease and resulted in some of the loss in the current period.

Cash Used in Operating Activities:

During the nine months ended December 31, 2013, our rate of usage of cash on a monthly basis from operations to approximately $75,000 as compared to approximately $59,000 in the same period last year.

Liquidity and Capital Resources

During the nine months ended December 31, 2013, the Company incurred a loss from operations of $2,484,625. However, only $674,184 was cash related. This negative cash flow was funded by existing cash and sales of common stock of $650,000. As a result, our cash and cash equivalents decreased by $17,434 to $158,848 from the beginning of the fiscal year of $176,282.

The Company's current liabilities exceeded its current assets (working capital deficit) by $5,016,477 as of December 31, 2013 as compared to $3,138,253 at March 31, 2013. The increase in the working capital deficit is primarily due to the combination of increased accounts payable and accrued expenses of $398,011 and maturing of convertible notes payable.

Auditor’s Opinion Expresses Doubt About the Company’s Ability to Continue as a “Going Concern”

The independent auditor’s report on our March 31, 2013 consolidated financial statements states that the Company's historical losses and accumulated deficiency raise substantial doubts about the Company's ability to continue as a going concern, due to the losses incurred and deficiency. If we are unable to develop our business, we will have to reduce, discontinue operations or cease to exist, which would be detrimental to the value of the Company's common stock. We can make no assurances that our business operations will develop and provide us with significant cash to continue operations.

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

For the nine months ended December 31, 2013 and 2012, the Company did not grant stock options to employees. The fair value of vesting options granted in previous years and vested during the three and nine months ended December 31, 2013 of $-0- and $-0-, respectively, and $26,973 and $53,947 for the three and nine months ended December 31, 2012, respectively, were recorded as a current period charges to earnings.

In addition, the Company issued restricted stock units ("RSU") during the nine months ended December 31, 2013. The fair value of the vesting RSUs of $314,426 and $825,379 was recorded as a current period charge to earnings during the three and nine months ended December 31, 2013, respectively, and $300,656 and $511,033 for the three and nine months ended December 31, 2012, respectively.

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

Changes in Internal Controls

Other than mentioned above, there were no changes in our internal controls over financial reporting during the fiscal quarter ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The Company may be subject to other legal proceedings and claims which arise in the ordinary course of its business. Although occasional adverse decisions or settlements may occur, the Company believes that the final disposition of such matters should not have a material adverse effect on its financial position, results of operations or liquidity. The Company had no other pending legal proceedings or claims other than described above as of December 31, 2013.

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

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the nine months ended December 31, 2013, the Company entered into securities purchase agreements with two accredited investors pursuant to which they purchased an aggregate of 620,000 shares of the Company’s common stock for an aggregate purchase price of $650,000.

On October 2, 2013, the “Company entered into a Securities Purchase Agreement with Allied Global Ventures LLC (“Allied Global”) pursuant to which Allied Global agreed to purchase up to 1,000,000 shares of the Company’s common stock (the “Allied Shares”) together with Common Stock Purchase Warrants to acquire up to 1,000,000 shares of common stock (the “Allied Warrants” and collectively with the Allied Shares, the “Allied Securities”) for an aggregate purchase price of $1,000,000. The following closings have occurred: On October 2, 2013, Allied Global acquired the initial 100,000 Allied Shares and 100,000 Allied Warrants for $100,000. On November 27, 2013, Allied Global acquired 400,000 Allied Shares and 400,000 Allied Warrants for $400,000. On January 6, 2014, Allied Global acquired 500,000 Allied Shares (the "Remaining Allied Shares") and 500,000 Allied Warrants for $500,000. The Allied Warrant is exercisable for a period of five years at an exercise price of $1.50 per share.

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

ITEM 4 – MINE SAFETY DISCLOSURES -.

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

INVESTVIEW, INC

Dated: February 14, 2014	By:	/s/ Dr. Joseph J. Louro
Dr. Joseph J. Louro
Chief Executive Officer
(Principal Executive Officer)

Dated: February 14, 2014	By:	/s/ William C. Kosoff
William C. Kosoff
Acting Chief Financial Officer
(Principal Financial Officer and Accounting Officer)

