Form 10-K
period 2014-03-31
Investview, Inc.
filed 2014-07-15
CIK 862651

U.S. Securities and Exchange Commission

Washington, DC 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED

March 31, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act) Yes ☐      No  ☒

As of September 30, 2013, the aggregate market value of the issued and outstanding common stock held by non-affiliates of the registrant, based upon the closing price of the common stock as traded on the OTC QB of $1.97 was approximately $6,548,890. For purposes of the above statement only, all directors, executive officers and 10% shareholders are assumed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for any other purpose.

As of July 15, 2014, there were 10,332,741 shares of common stock par value $.001 per share, outstanding.

Documents incorporated by reference.

NONE

INVESTVIEW, INC.

2014 FORM 10-K ANNUAL REPORT

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

PART I

ITEM 1.   BUSINESS

Corporate History

Investview, Inc. (hereinafter referred to as the “Company”, “Investview” or “INVU”) was incorporated in the State of Nevada on August 1, 2005 as Voxpath Holdings, Inc. Effective September 18, 2006, the Company changed its name to TheRetirementSolution.com, Inc., on October 1, 2008 the Company changed its name to Global Investor Services, Inc. and on March 27, 2012, the Company changed its name to Investview, Inc. The Company was initially formed to market portfolios of stocks via subscription. In 2007, a new chief executive officer was installed and a strategy was developed to create and market a diverse portfolio of products and services for the financial education and financial information industry. This strategy included strategic acquisitions, such as the acquisitions of Razor Data, LLC and Investment Tools and Training, LLC, which have provided the Company with an integrated platform in which it can market and deliver investor education products and investor services. The stock symbol is INVU.

Recent Developments

The Company, entered into an agreement for the acquisition of all of the issued and outstanding membership interests of Martel Capital, LLC ("Martel") from its owner, Astor Grenfeld, Inc. ("Astor"), for an aggregate purchase price of $80,000 in the form of shares of restricted common stock of the Company (the "Purchase Shares") pursuant to that certain Purchase Agreement (the "Purchase Agreement") entered into between Investview Martel, Astor and Vincent R. Landano, President of Martel and of Astor ("Landano" and together with Astor, the "Seller"), dated September 19, 2013 (the "PA Execution Date") and that certain Letter Amendment to the Purchase Agreement (the "PA Amendment") dated January 24, 2014 (the "PA Amendment Date").

On the PA Execution Date, the Company issued to Seller 13,889 shares of restricted common stock of the Company (the “Original INVU Shares”). Concurrent with the delivery of the Original INVU Shares, the Seller delivered to Investview membership interests representing 20% of Martel. In the event the market value of the Original INVU Shares is less than $25,000 on the six month anniversary (the “Anniversary”) of the Purchase Agreement (the “Future Value”), then at the Seller's discretion the Company must (i) issue the Seller an amount of shares restricted common stock equal to $25,000 less the Future Value or (ii) pay the Seller $25,000 and the Seller will return the Original INVU Shares to the Company for cancellation. The Future Value will be determined by multiplying the Original INVU Shares by the average volume weighted average price for the 30 trading days prior to the Anniversary.

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

Our offerings generally consist of three components:

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

Investview is currently designing additional 7-Minute products for introduction in the second half of the calendar year 2014.

New Products

7 Minute Investor (Investview Portfolios)

Investview’s recent acquisition of SAFE Management, LLC (“SAFE”), a Registered Investment Advisor (RIA) in the State of New Jersey the firm will be able to expand its subscriber based newsletter offerings. SAFE Management, LLC has created custom portfolios under the direction of Edward F. Hosinger, CFA specifically for Investview. These portfolios will allow us to expand our newsletter product line to include these portfolios as an alternative to mutual funds for self-directed investors. Investview will offer these portfolios as the 7 Minute Investor subscription product.

SAFE Management, LLC will continue to provide managed client services to individuals who seek the services of a financial professional for their investment capital. We view the advisory services offered by SAFE Management as a strong alternative for the investor who lacks the time to manage their investment portfolios.

SAFE Management, LLC provides their clients unique investment products and advisory services that are created and managed by their in-house team of professionals using state of the art analysis tools and the experience of their CFA, Edward Hosinger. SAFE believes it is a combination of human experience and technology that can make a difference in today’s uncertain market climate.

SAFE Management, LLC will allow us to expand our subscription based newsletter offerings and provide us an entry into managed assets. We believe this provides the best of both worlds – long term portfolio strategies for the self-directed investor and/or an advisor to manage their assets.

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

Employees

As of June 25, 2014, the Company has 14 employees. The Company has not experienced any work stoppages and considers relations with its employees to be good.

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

From our inception on August 1, 2005 through March 31, 2014, we have incurred cumulative losses of $89,351,648. As a result of the start-up nature of our business, we expect to continue to incur substantial expenses. There can be no assurance that we will achieve profitability in the immediate future or at any time. Our cash balance on March 31, 2014 was $195,783 and our average cash burn for the year ended March 31, 2014 was approximately $99,000 per month. As of the date of this filing, we have minimal operating capital to continue our business and marketing initiatives for the next twelve months. As a result, the Company continues to actively secure additional financing for working capital through the sale of its securities.

Our independent auditors have expressed substantial doubt about our ability to continue as a going concern.

In their audit opinion issued in connection with our consolidated balance sheet as of March 31, 2014 and our related consolidated statements of operations, deficiency in stockholders’ equity, and cash flows for the year ended March 31, 2014, our auditors have expressed substantial doubt about our ability to continue as a going concern given our recurring net losses, negative cash flows from operations and the limited amount of funds on our balance sheet.  We have prepared our consolidated financial statements on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.  The consolidated financial statements do not include any adjustments that might be necessary should we be unable to continue in existence. This could make it more difficult to raise capital in the future.

Given our historical financial losses and current financial condition, we will need additional financing to execute our business plan for the fiscal year ending March 31, 2015. Our inability to obtain sufficient additional capital could reduce the value the market currently places on our common stock.

We have no current commitment for such future funding and there can be no assurance that additional capital will be available on terms acceptable to us, or at all. Selling additional stock dilutes the equity interests of our stockholders. Further, if we sell stock at a price lower than the conversion price of the Notes held by the selling stockholders, the number of shares of our common stock issuable upon conversion of those Notes will automatically increase; thereby further diluting the equity interests of our stockholders. If we are unable to secure additional capital, we will be forced to reduce our investment in development and commercialization efforts, which will impair our ability to execute our plans. We used cash of  $1,187,249 in operating activities for the fiscal year ended March 31, 2014.

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

For the operating period since inception (August 1, 2005) through March 31, 2014, we have incurred a net cumulative loss of $89,351,648. The Net Operating Loss for the year ended March 31, 2014 was $4,152,597. We expect to continue to incur losses as we spend additional capital to market our products and establish our infrastructure and organization to support anticipated operations.  We cannot be certain whether we will ever be profitable, or if we do, that we will be able to continue to be profitable. Also, any economic weakness or global recession may limit our ability to market our products. Any of these factors could cause our stock price to decline and result in you losing a portion or all of your investment.

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

Although a trading market for our common stock exists, the trading volume has not been significant and an active trading market for our common stock may never develop. There currently is no analyst coverage of our business. During the period from March 31, 2009 through March 31, 2014  the average daily trading volume of our common stock was approximately  2,983 shares (or approximately   0.1% of the shares currently available in the market as of March 31, 2014). The trading volume of our shares will continue to be limited due to resale restrictions under applicable securities laws and the fact that approximately 45% of our outstanding shares are held by officers, directors and stockholders holding greater than a 5% interest in the Company. As a result of the limited trading market for our common stock and the lack of analyst coverage, the market price for our shares may continue to fluctuate significantly and will likely be more volatile than the stock market as a whole. There may be a limited demand for shares of our common stock due to the reluctance or inability of certain investors to buy stocks quoted for trading on the OTC Bulletin Board, lack of analyst coverage of our common stock and limited trading market for our common stock. As a result, even if prices appear favorable, there may not be sufficient demand to complete a stockholder’s sell order. Without an active public trading market or broader public ownership, shares of our common stock are likely to be less liquid than the stock of public companies with broad public ownership and an active trading market, and any of our stockholders who attempt to sell their shares in any significant volumes may not be able to do so at all, or without depressing the publicly quoted bid prices for our shares.

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

If we fail to maintain adequate internal controls or fail to implement required new or improved controls, as such control standards are modified, supplemented or amended from time to time; we may not be able to assert that we can conclude on an ongoing basis that we have effective internal controls over financial reporting. Effective internal controls are necessary for us to produce reliable financial reports and are important in the prevention of financial fraud.  If we cannot produce reliable financial reports or prevent fraud, our business and operating results could be harmed, investors could lose confidence in our reported financial information, and there could be a material adverse effect on our stock price. We have examined and evaluated our internal control procedures, including controls over financial reporting to satisfy the requirements of Section 404(a) of the Sarbanes-Oxley Act, as required for our Annual Report on Form 10-K for the year ended March 31, 2014, and noted weaknesses that need to be addresses during the current reporting period in order for our internal controls to be effective. Failure to implement and maintain internal controls in accordance with sections 302 and 404(a) of the Sarbanes-Oxley Act of 2002 could have a material adverse effect on our business and stock price.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.  PROPERTIES

In April 2013, in order to reduce expenses, the Company’s corporate offices were relocated into a smaller space of approximately 1,200 square feet for $3,150 per month at 54 Broad Street, Red Bank, New Jersey. In addition, the Company vacated its facility in Draper, Utah at the end of May 2013 and the lease terminated. Currently, the eight employees in the Utah operations are telecommuting and the Company’s servers have been relocated into a “Computing Cloud” service.

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

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business.  However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. The Company had no pending legal proceedings or claims other than described above as of March 31, 2014.

None of our directors, officers, or affiliates are involved in a proceeding adverse to our business or have a material interest adverse to our business.

ITEM 4. Mine Safety Disclosure

Not applicable

PART II

ITEM  5.   MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

The Company’s common stock is traded on the OTC Bulletin Board, referred to herein as the OTCBB, and on the OTC Markets on the OTCQB under the symbol “INVU”. Prior to April 9, 2012, the stock symbol was GISV. For an interim period of twenty business days the stock symbol was GISVD. On May 7, 2012, it reverted to GISV. Then on May 17, 2012 it assumed the new stock symbol “INVU”. The following table sets forth the high and low bid prices of its Common Stock, as reported by the OTCBB for the last two fiscal years and subsequent quarterly periods. The quotations set forth below reflect inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions.

	2014 Fiscal Year
	High	Low
January 1, 2014 - March 31, 2014	$2.45	$1.40
October 1, 2013 - December 31, 2013	2.45	1.15
July 1, 2013 - September 30, 2013	2.10	1.50
April 1, 2013-June 30, 2013	3.49	1.40

	2013 Fiscal Year
	High	Low
January 1, 2013 - March 31, 2013	$3.75	$1.65
October 1, 2012 - December 31, 2012	4.07	2.50
July 1, 2012- September 30, 2012	7.30	3.73
April 1, 2012-June 30, 2012	10.01	0.02

As of July 14 2014, there were approximately 422 holders of record of the Company’s common stock, and 10,322,741 shares outstanding.

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

Securities Authorized for Issuance Under Equity Compensation Plans

Equity Compensation Plan Information

The following table summarizes the equity compensation plans under which our securities may be issued as of March 31, 2014.

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

In July 2013, the Company issued an aggregate of 20,000 shares of its common stock, valued at $45,100 for services to be rendered.

In August 2013, the Company issued an aggregate of 56,000 shares of its common stock, valued at $120,400 for services to be rendered.

In September 2013, the Company issued an aggregate of 24,000 shares of its common stock, valued at $36,480 for services to be rendered.

In September 2013, the Company issued 13,889 shares of its common stock as a deposit of potential acquisition and recorded the fair value of $25,000 as outstanding deposit on the balance sheet as of March 31, 2014.

On October 2, 2013, the Company entered into a Securities Purchase Agreement with Allied Global Ventures LLC (“Allied Global”) pursuant to which Allied Global agreed to purchase up to 1,000,000 shares of the Company’s common stock (the “Allied Shares”) together with Common Stock Purchase Warrants to acquire up to 1,000,000 shares of common stock (the “Allied Warrants” and collectively with the Allied Shares, the “Allied Securities”) for an aggregate purchase price of $1,000,000. The following closings have occurred:

•	On October 2, 2013, Allied Global acquired the initial 100,000 Allied Shares and 100,000 Allied Warrants for $100,000.
•	On November 27, 2013, Allied Global acquired 400,000 Allied Shares and 400,000 Allied Warrants for $400,000.
•	On January 6, 2014, Allied Global acquired 500,000 Allied Shares and 500,000 Allied Warrants for $500,000.

The Allied Warrant is exercisable for a period of five years at an exercise price of $1.50 per share.

In December 2013, the Company issued an aggregate of 40,000 shares of its common stock, net with cancelations, valued at $75,600 for services to be rendered.

In February 2014, the Company issued 26,067 shares of its common stock as a deposit of potential acquisition and recorded the fair value of $55,000 as outstanding deposit on the balance sheet as of March 31, 2014.

In March 2014, the Company issued an aggregate of 50,000 shares of its common stock, valued at $80,500 for services to be rendered.

In March 2014, the Company issued an aggregate of 34,227 shares of its common stock, valued at $49,629 in settlement of accounts payable. In connect with the issuance, the Company recorded a loss on settlement of debt of $23,959.

On June 9, 2014, the Company entered into a Securities Purchase Agreement with Allied Global pursuant to which Allied Global acquired 500,000 shares of the Company’s common stock (the “Allied Shares”) together with Common Stock Purchase Warrants to acquire up to 500,000 shares of common stock (the “Allied Warrants” and collectively with the Allied Shares, the “Allied Securities”) for an aggregate purchase price of $500,000. The Allied Warrant is exercisable for a period of five years at an exercise price of $1.50 per share.

The Allied Securities were offered and sold in a private placement transaction made in reliance upon exemptions from registration pursuant to Section 4(2) under the Securities Act of 1933 (the “Securities Act”) and/or Rule 506 promulgated under the Securities Act. Allied Global is an accredited investors as defined in Rule 501 of Regulation D promulgated under the Securities Act.

Stock Options and Warrants

During the year ended March 31, 2014, an aggregate warrants of 1,000,000 were issued in connection with the sale of our common stock. The warrants are exercisable for five years from the date of issuance at an exercise price of $1.50 per share.

During the year ended March 31, 2014, 12,000 warrants were issued in connection with the sale of our common stock. The warrants are exercisable for five years from the date of issuance at an exercise price of $2.50 per share.

During the year ended March 31, 2014, 20,000 warrants were issued in connection with the settlement of convertible debt. The warrants are exercisable for five years from the date of issuance at an exercise price of $1.50 per share.

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

Background

The Company was incorporated in the State of Nevada on August 1, 2005 as Voxpath Holding, Inc. Effective September 18, 2006, the Company changed its name to TheRetirementSolution.com, Inc., on October 1 2008 changed its name to Global Investor Services, Inc. and on March 27, 2012 changed its name to Investview, Inc.

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

The Company’s longer term goals include developing the asset managment business unit under the SAFE Management Registered Investment Advisory platform and expension of its 7 Minute Product Lines.

Investor Information Services

The Company provides a complete turnkey solution to its clients in the financial community by providing a broad array of information services that include stock market information and tools, comprehensive database creation and management, distributed web hosting and network environments, and complete e-content creation, management and delivery.

The table below outlines revenues and significant operating expenses for comparable periods:

Revenues:

	Year Ended		Year Ended
	March 31, 2014		March 31, 2013		Variance

Total	$1,048,451	100%	$1,660,271	100%	$(611,820)	(37)%

We realized a drop in our revenues of 37% for the year ended March 31, 2014 from the prior year as we continue to transition to our online based modeling. We proactively introduced both new products and a new marketing strategy to improve the lifetime value of our accounts. We are now emphasizing our online based business model which provides subscription based services including trading ideas, tools and education through live and recorded webinars and is marketed through a number of online media channels. Our trading and education tools are located at www.Investview.com whereas our 7 minute products have their own websites:www.7minute trader.com, 7minuteoptions.com, 7minutestocks.com and coming soon 7minuteinvestor.com.

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

Operating costs

	Year Ended		Year Ended
	March 31, 2014		March 31, 2013		Variance
Cost of sales and service	$57,582	1%	$497,814	6%	$(440,232)	(88)%
Selling, general and administrative	3,978,372	96%	8,124,882	90%	(4,146,510)	(51)%
Impairment of goodwill	123,592	3%	-	-	123,592	100%
Depreciation and amortization	-	-	371,472	4%	(371,472)	(100)%
Total	$4,159,546	100%	$8,994,168	100%	$4,834,622	(54)%

Operating costs were decreased approximately $4,960,000 year over year primarily from our decrease in selling, general and administrative costs, depreciation and amortization, and with decrease in our cost of sales and service.

During the year ended March 31, 2014, our cost of sales and service was $57,582 as compared to $497,814 during the year ended March 31, 2013. Most of this expense is composed of stock market data feeds to the Company’s core educational product line’s stock analysis tools. During the year ended March 31, 2013, we substantially reduced this cost as compared last year. Also important to note is that the 7 minute products do not use data feeds.

Our selling, general and administrative expenses decreased from $8,124,882 last fiscal year to $3,978,372 in fiscal year 2014 or $4,146,510 (51%). The company took proactive steps to reduce personnel, audit fees and marketing spend. In addition, reductions were stock based compensation issued to consultants and personnel during the year of approximately $2.7 million.

During the year ended March 31, 2014, we performed an evaluation of our goodwill and other acquired intangible assets for purposes of determining the implied fair value of the assets at March 31, 2014. The test indicated that the recorded remaining book value of its goodwill in connection with the acquisition of Safe exceeded its fair value for the year ended March 31, 2014.  As a result, upon completion of the assessment, management recorded a non-cash impairment charge of $123,592, net of tax to reduce the carrying value to $0.

Depreciation and amortization decreased from $371,472 to $-0- or a decrease of $371,472 due to the older fully depreciated assets during the fiscal year.

Other income and expenses:

	Year Ended		Year Ended
	March 31, 2014		March 31, 2013		Variance

Interest expense, net	$(870,918)	89%	$(744,773)	158%	$126,145	17%
Gain (loss) on change in fair value of warrant and reset derivative	4,113	(-)%	5,425	(1)%	1,312	24%
Gain (loss) on settlement of debt and warrants	(106,736)	11%	267,678	(57)%	374,414	140%
Other	233	-%	201	-%	(32)	16%

Total	$(973,308)	100%	$(471,469)	100%	$501,839	106%

Interest expense increased from $744,773 to $870,918, a $126,145 or 17% increase.  The increase is because of a major recapitalization of the Company over the past years.  This is more fully discussed under Liquidity and Capital Resources below.

During the year ended March 31, 2010, we issued promissory notes and related warrants that contain certain reset provisions.  As such, we are required to record these reset provisions as a liability and mark them to market each reporting period.  For the year ended March 31, 2014, we recorded a gain of $4,113 in change in the fair value of these reset provisions vs. a gain in fiscal year 2013 of $5,425.

In addition, during each of the years ended March 31, 2014 and 2013, we settled or restructured a portion of our outstanding, payables, convertible debt obligations and warrants containing reset provisions.  As such, we incurred a loss on debt settlement of $106,736 and a gain on debt settlement of $267,678 during each of the years ended March 31, 2014 and 2013, respectively.

Loss on discontinued operations:

As of March 31, 2013, we had ceased operating Instilend Technologies, Inc., a subsidiary we acquired on October 24, 2012. As such, we classified the operating results as discontinued operations for the year ended March 31, 2014 and 2013. A summary of the results of discontinued operations are as follows:

	2014	2013
Sales	$31,736	$120,515

Operating Costs:
Selling, general and administrative	81,415	424,360
Impairment losses	-	969,290
Impairment losses – opening balance sheet	-	262,359
Depreciation and amortization	-	241,514
Loss on disposal of assets	18,515	-
Total operating costs	99,930	1,897,523
Net loss from operations	(68,194)	(1,777,008)

Other expense:
Interest expense	-	(11,295)
Net loss before income tax (benefit)	(68,194)	(1,788,303)
Income tax (benefit)	(102,891)	(262,359)
Net income (loss)	$34,697	$(1,525,944)

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

Cash Used in Operating Activities:

During the year ended March 31, 2014, we increased our rate of usage of cash on a monthly basis from operations to approximately $98,900 as compared to approximately $86,000 in the same period last year.

Liquidity and Capital Resources

During fiscal year 2014, the Company incurred a loss from operations of $3,111,095. However, only $1,187,249 was cash related. This negative cash flow was funded by undertaking significant restructuring and deleveraging of the capital structure of the Company. As a result, our cash and cash equivalents were $195,783 an increase of $19,501 from the previous year of $176,282.

As of March 31, 2014, the Company’s current liabilities exceeded its current assets equal to a working capital deficit of $5,220,806. A year ago, at March 31, 2013 the working capital deficit was $3,138,253. Most significantly, our related party debt, primarily accrued salaries and wages, increased from $1,326,486 to $1,811,992 for the current year. Also, the current maturity of our long term debt increased from $521,018 to $1,955,667 for the current period. In addition, our accounts payable increased from $1,387,237 for the year ended March 31, 2013 to $1,486,175 for the year ended March 31, 2014, an increase of $98,938. Additionally deferred revenue is a non-cash current liability equal to $64,194 as compared to $171,336 the prior year.

A summary of our outstanding debt for current and prior year is detailed below. We financed our cash requirements operations via issuance of additional convertible debt and an increase in our accounts payable and accrued expenses:

	3/31/2014
	Gross	Discount	Net
Accounts payable and accrued liabilities	$1,486,175	$-	$1,486,175
Deferred Revenue	64,194	-	64,194
Due to related parties	1,936,992	-	1,936,992
Notes payable-Note 5	340,000	-	340,000
Convertible notes-Note 6	2,562,500	358,004	2,204,496
Accrued interest, long term	145,497	-	145,497
Warrant Liability	324	-	324
Current liabilities from discontinued operations	354,166	-	354,166
	$6,889,848	$358,004	$6,531,844

	3/31/2013
	Gross	Discount	Net
Accounts payable and accrued liabilities	$1,387,237	$-	$1,387,237
Deferred Revenue	171,336	-	171,336
Due to related parties	1,326,486	-	1,326,486
Notes payable-Note 5	366,400	-	366,400
Convertible notes-Note 6	3,124,996	971,042	2,153,954
Accrued interest, long term	235,134	-	235,134
Warrant Liability	4,437	-	4,437
Current liabilities from discontinued operations	301,160	-	301,160
	$6,917,186	$971,042	$5,946,144

Auditor’s Opinion Expresses Doubt About the Company’s Ability to Continue as a “Going Concern”

The independent auditors report on our March 31, 2014 consolidated financial statements states that the Company's historical losses and accumulated deficiency raise substantial doubts about the Company's ability to continue as a going concern, due to the losses incurred and accumulated deficiency. If we are unable to develop our business, we will have to reduce, discontinue operations or cease to exist, which would be detrimental to the value of the Company's common stock. We can make no assurances that our business operations will develop and provide us with significant cash to continue operations.

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

Critical Accounting Policies

The preparation of our consolidated financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and judgments that affect our reported assets, liabilities, revenues, and expenses, and the disclosure of contingent assets and liabilities. We base our estimates and judgments on historical experience and on various other assumptions we believe to be reasonable under the circumstances. Future events, however, may differ markedly from our current expectations and assumptions. While there are a number of significant accounting policies affecting our consolidated financial statements; we believe the following critical accounting policy involves the most complex, difficult and subjective estimates and judgments.

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

Revenue arises from subscriptions to the websites/software, workshops, online workshops and training and coaching/counseling services where the payments are received before the service has been rendered. Beginning January 1, 2009, the company changed its marketing strategy such that the company no longer collects revenues in advance of rendering services.  Instead, for all new customers, a monthly subscription fee is received for access to the online training and courses and website/data during a given month.  As all the products and services are delivered during the month, the revenues are recognized in the month it is delivered.   All revenues collected in prior periods from the legacy marketing strategy are deferred and recognized as per the existing revenue recognition policy. Additionally, any revenues from services such as coaching/counseling that are sold in advance of delivery will be deferred using the existing revenue recognition policy. Thus we have two distinct revenue models that were used during fiscal years 2014 and 2013 and revenue under either model will be recognized under its appropriate model. The Company reserves the option to operate under either model as the business environment dictates.

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

As of March 31, 2014 and 2013, the Company’s deferred revenue was $64,194 and $171,336, respectively.

Website Development Costs

The Company recognizes website development costs in accordance with Accounting Standards Codification subtopic 350-50, Website Development Costs ("ASC 350-50”). As such, the Company expenses all costs incurred that relate to the planning and post implementation phases of development of its website. Direct costs incurred in the development phase are capitalized and recognized over the estimated useful life. Costs associated with repair or maintenance for the website is included in cost of net revenues in the current period expenses. During the years ended March 31, 2014 and 2013, the Company did not capitalize any costs associated with the website development.

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

Stock-based compensation expense in connection with options granted to employees and directors for the years ended March 31, 2014 and 2013 was $-0- and $53,946, respectively.

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

Dependence Upon Management

Our future performance and success is dependent upon the efforts and abilities of our Management. To a very significant degree, we are dependent upon the continued services of Joseph J. Louro, our Chief Executive Officer and Chairman of our Board of Directors, David M. Kelley our Chief Operating Officer, and William Kosoff, our Chief Financial Officer and member of our Board of Directors. If we lost the services of Dr. Louro, Mr. Kelley or Mr. Kosoff, or other key employees before we could get qualified replacements, the loss could materially adversely affect our business.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that material information required to be disclosed in our periodic reports filed under the Securities Exchange Act of 1934, as amended, or 1934 Act, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to ensure that such information is accumulated and communicated to our management, including our chief executive officer and acting chief financial officer as appropriate, to allow timely decisions regarding required disclosure. We carried out an evaluation, under the supervision and with the participation of our management, including the principal executive officer and the principal financial officer (principal financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13(a)-15(e) under the 1934 Act, as of the end of the period covered by this report. Based on this evaluation, because of the Company’s limited resources and limited number of employees, management concluded that our disclosure controls and procedures were ineffective as of March 31, 2014.

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

With the participation of our Chief Executive Officer and Acting Chief Financial Officer (principal financial officer), our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of March 31, 2014 based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on our evaluation and the material weaknesses described below, management concluded that the Company did not maintain effective internal control over financial reporting as of March 31, 2014 based on the COSO framework criteria. Management has identified control deficiencies regarding the lack of segregation of duties, tax compliance issues and the need for a stronger internal control environment. Management of the Company believes that these material weaknesses are due to the small size of the Company’s accounting staff and reliance on outside consultants for external reporting.  The small size of the Company’s accounting staff may prevent adequate controls in the future, such as segregation of duties, due to the cost/benefit of such remediation.

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

In light of this material weakness, we performed additional analyses and procedures in order to conclude that our consolidated financial statements for the year ended March 31, 2014 included in this Annual Report on Form 10-K were fairly stated in accordance with US GAAP. Accordingly, management believes that despite our material weaknesses, our consolidated financial statements for the year ended March 31, 2014 are fairly stated, in all material respects, in accordance with US GAAP.

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

Changes in Internal Controls

During the fiscal quarter ended March 31, 2014, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

ITEM 9B. OTHER INFORMATION

The Company entered into an agreement for the acquisition of all of the issued and outstanding membership interests of Martel Capital, LLC ("Martel") from its owner, Astor Grenfeld, Inc. ("Astor"), for an aggregate purchase price of $80,000 in the form of shares of restricted common stock of the Company (the "Purchase Shares") pursuant to that certain Purchase Agreement (the "Purchase Agreement") entered into between Investview Martel, Astor and Vincent R. Landano, President of Martel and of Astor ("Landano" and together with Astor, the "Seller"), dated September 19, 2013 (the "PA Execution Date") and that certain Letter Amendment to the Purchase Agreement (the "PA Amendment") dated January 24, 2014 (the "PA Amendment Date").

On the PA Execution Date, the Company issued to Seller 13,889 shares of restricted common stock of the Company (the “Original INVU Shares”). Concurrent with the delivery of the Original INVU Shares, the Seller delivered to Investview membership interests representing 20% of Martel. In the event the market value of the Original INVU Shares is less than $25,000 on the six month anniversary (the “Anniversary”) of the Purchase Agreement (the “Future Value”), then at the Seller's discretion the Company must (i) issue the Seller an amount of shares restricted common stock equal to $25,000 less the Future Value or (ii) pay the Seller $25,000 and the Seller will return the Original INVU Shares to the Company for cancellation. The Future Value will be determined by multiplying the Original INVU Shares by the average volume weighted average price for the 30 trading days prior to the Anniversary.

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

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following table sets forth certain information with respect to our directors and executive officers.

Name	Age	Position
Dr. Joseph J. Louro	58	Chief Executive Officer and Chairman of the Board
David M. Kelley	54	Chief Operating Officer
William Kosoff	72	Chief Financial Officer and Director
Nicholas S. Maturo	65	Director
Louis Sagar	58	Director

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

Mr. Kelley served as Chief Operating Officer and Executive Vice President of TD AMERITRADE Holding Corp. from October 1, 2008 to January 28, 2011. Mr. Kelley was responsible for all operations, technology and strategic project management initiatives, including back-office support for TD AMERITRADE retail client service, institutional and clearing business units. Mr. Kelley served as Chief Information Officer of TD AMERITRADE Holding Corporation since October 2007 and was responsible for all information technology initiatives, including business applications, engineering, emerging technology and architecture, information security, trading operations and user experience. Mr. Kelley joined TD AMERITRADE in June 2006 as the Senior Vice President and head of their Retail Business. Prior to TD Ameritrade, Mr. Kelley spent 20 years with Merrill Lynch where he held a number of senior leadership roles including: Controller of the National Sales Division, Chief Operating Officer for the Private Client Financial Services Division, Head of Private Client Technology and Strategy and Chief Technology Officer for the Corporate Division and U.S. Data Centers. Mr. Kelley serves as a Director of Next IT Corporation and is a trustee of the Monmouth County SPCA. Mr. Kelley received his M.B.A. from Rider University, where he also received his B.S. in Commerce.

William C. Kosoff  –Chief Financial Officer and Director. From September 2006 Mr. Kosoff has been a Director of the Company, and served in various positions including Chief Financial Officer, Secretary, and Treasurer during the past seven years. He had a break in service as an officer and employee from December 2012 to April 2013 when he returned and currently serves again as Acting Chief Financial Officer, Secretary, and Treasurer. He was in the high technology industry for 45 years serving in Engineering, Marketing, Sales, and Senior Management positions with Rockwell International from 1960 to 1984. In 1984 he co-founded Telenetics Corp as President and Chief Executive Officer. In 1987 Telenetics became public through an IPO on NASDAQ and was acquired in 2006 by a private firm. Mr. Kosoff received his Bachelor of Arts in Physics from California State University in 1978 and earned a Professional Certificate in Accounting from New York University in 2010.

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

The Board met formally a total of four times during fiscal 2014.

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

Compensation Committee

In March 2013, the Compensation Committee was re-established by Board action to oversee compensation of employees, consultants, and executives. The committee consists of the two outside Directors, Nicholas Maturo and Lou Sagar, as well as the CEO, Dr. Joseph J. Louro.

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

ITEM 11. EXECUTIVE COMPENSATION

Directors’ Compensation

Compensation for outside Directors has been set at $6,000 annually plus re-imbursement of reasonable and ordinary expenses. Compensation for outside directors was suspended from September 2010 and resumed as of April 1, 2013.

Executive Officers’ Compensation

The following table sets forth information concerning the annual and long-term compensation earned by or paid to our Chief Executive Officer and to other persons who served as executive officers as at and/or during the fiscal year ended March 31, 2014 or who earned compensation exceeding $100,000 during fiscal year 2014 (the “named executive officers”), for services as executive officers for the last two fiscal years.

Summary Compensation Table

Name and Principal Position	Fiscal Year	Salary		Stock Award	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Non Qualified Deferred Compensation Earnings	All Other Compen- sation	Total
		($)		($)	($)	($)	($)	($)	($)
Dr. Joseph J. Louro	2013	375,000	(1)	1,000,000					1,375,000
CEO and Chairman	2014	600,000	(1)						600,000
John R. MacDonald	2013	None	(2)	$181,250	None	None	None	262,500	443,750
Past President and CFO	2014	None	(2)	$ None	None	None	None	None	None
William C. Kosoff	2013	81,980	(3)	None	None	None	None	None	81,980
Controller and CFO	2014	150,000	(3)	None	None	None	None	None	150,000
David M. Kelley	2013	189,452	(4)	None	None	None	None	None	189,452
COO	2014	300,000	(4)	None	None	None	None	None	300,000

(1)	Dr. Joseph Louro agreed to receive $1 per year in cash compensation until the company reaches positive cash flow from operations on a consistent basis before taking any cash compensation. On September 21, 2012. Mr. Louro was awarded salary and bonus in common stock valued at $600,000 of which $475,000 was attributed to his deferred salary and bonus for FY 2012. On November 2, 2012, Mr. Louro was awarded an additional bonus for completion of certain milestones in common stock valued at $1,000,000. On June 22, 2011 Dr. Louro was awarded a signing bonus in common stock valued at $600,000. On November 4, 2011, Dr. Louro was awarded an additional bonus for achieving the milestones in his Employment contract ahead of the established schedule and was awarded the contracted bonus in common stock valued at $1,100,000. In addition Dr. Louro has accrued an additional $600,000 in salary and Bonus during FY 2013 but has not received any cash compensation to date.
(2)	John R. MacDonald resigned his position as President and CFO on February 28th, 2013 and settled his Employment Contract for a convertible note in the amount of $262,500. In addition per a renegotiated settlement 125,000 shares valued at $181,250 were issued in April 2014 replacing the 250,000 RSUs that had originally vested on 3/31/2013 for $.937,500.
(3)	William Kosoff was furloughed in December of 2012 and returned as an Officer on April 1, 2013. The value of his employment contract was accrued as of December 31 2012 for $325,000 plus an additional $40,000 that was accrued prior to December 2012. The $325,000 accrued as of December 31, 2012 was revered upon Mr. Kosoff’s return in April of 2013. An additional $32,000 was accrued during the fiscal year ended 2014. A total of $4,000 was paid to Mr. Kosoff from his accrued salary during the last quarter of FY 2014.
(4)	David Kelley has accrued a total $300,000 during the fiscal year ended 2014. To date Mr. Kelley has not received any cash compensation.

Outstanding Equity Awards at Fiscal Year-End Table.

Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)

	NONE			$

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

Upon death or disability, the employee is entitled to the following:

•	all accrued and unpaid compensation as of the date of such termination and expense reimbursement;
•	all restricted stock and options issued to Employee shall become fully vested; and
•	one year of salary, which is applicable to Mr. Kosoff only.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table provides information as to shares of common stock beneficially owned as of June 25, 2014 by:

•	each director;

•	each officer named in the summary compensation table;

•	each person owning of record or known by us, based on information provided to us by the persons named below, to own beneficially at least 5% of our common stock; and

•	all directors and executive officers as a group.

Name of Beneficial Owner (1)	Common Stock Beneficially Owned	Percentage of Common Stock (2)
Dr. Joseph J. Louro (1)	2,419,124	23.43%
David M. Kelley	206,319	2.00%
Nicholas S. Maturo(1)	28,063	0.27%
William C. Kosoff (1)	28,205	0.27%
Louis Sagar(1)	0	0%
J. Randy MacDonald (1)	223,237	2.16%
G. Bart Rice	4,261,571,	41.28%
Wealth Engineering LLC (3)	928,858	9.00
All Officers and Directors as a group (5 Persons)	2,681,711	25.98%

(1)	Except as otherwise indicated, the address of each beneficial owner is c/o Investview, Inc., 54 Broad Street, Red Bank, New Jersey, 07701.

(2)	Applicable percentage ownership is based on 10,332,741 shares of common stock outstanding as of July 15, 2014, together with securities exercisable or convertible into shares of common stock within 60 days of July 15, 2014 for each stockholder. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock that are currently exercisable or exercisable within 60 days of July 15, 2014 are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

(3)	S.A.F.E. 200 Tornillo Way, Suite 210, Tinton Falls, New Jersey, 07712

No Director, executive officer, affiliate or any owner of record or beneficial owner of more than 5% of any class of voting securities of the Company is a party adverse to the Company or has a material interest adverse to the Company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The Company is periodically advanced noninterest bearing operating funds from related parties and shareholders.  The advances are due on demand and unsecured. At March 31, 2014 and 2013, due to related party was $207,700 and $207,700, respectively. In addition, as of March 31, 2014 and 2013, the Company accrued an aggregate of $1,729,292 and $1,118,786 of unpaid officer salaries and wages, respectively.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Fiondella, Milone and LaSaracina LLP served as our independent auditors for the years ended March 31, 2014 and 2013. The following is a summary of the fees billed to the Company for professional services rendered for the fiscal years ended March 31, 2014 and 2013.

	March 31, 2014	March 31, 2013
Audit Fees	$87,932	$97,763
Audit Related Fees	6,494	31,189
Tax Fees	17,585	5,500
All Other Fees	-	-
Totals	$112,011	$134,452

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

ALL OTHER FEES. Consists of fees for products and services other than the services reported above. There were no management consulting services provided in fiscal 2014 or 2013.

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

ITEM 15. EXHIBITS

Number	Description

3.1	Articles of Incorporation (incorporated by reference to Exhibit 3 to the Company’s 10SB12G filed on August 12, 1999)

3.2	Certificate of Amendment to Registrant’s Articles of Incorporation (incorporated by reference to Exhibit 3 to the Company’s 10SB12G filed on August 12, 1999)

3.3	By-Laws (incorporated by reference to Exhibit 3 to the Company’s 10SB12G filed on August 12, 1999)

3.4	Amendment to Articles of Incorporation or by-laws (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed on February 15, 2007)

3.5	Certificate of Change filed pursuant to NRS 78.209 (incorporated by reference to Exhibit 4.4 to the Company’s Form 8-K filed on April 6, 2012)

3.6	Articles of Merger filed pursuant to NRS 92.A.200 (incorporated by reference to Exhibit 4.4 to the Company’s Form 8-K filed on April 6, 2012)

4.1	Form of Exchange Agreement, dated September 30, 2010 (1)

4.2	Exchange Agreement by and between Global Investor Services, Inc. and Allied Global Ventures LLC, dated September 30, 2010 (2)

4.3	Form of Subscription Agreement dated July 7, 2011 (3)

4.4	Form of 8% Secured Convertible Note dated July 7, 2011 (3)

4.5	Form of Common Stock Purchase Warrant dated July 7, 2011 (3)

4.6	Form of Security Agreement dated July 7, 2011 (3)

4.7	Form of Agreement entered with Marketing Investors (4)

4.8	Form of Subscription Agreement – August 2012 (8)

4.9	Form of 8% Secured Convertible Note – August 2012 (8)

4.10	Form of Common Stock Purchase Warrant – August 2012 (8)

4.11	Form of Security Agreement – August 2012 (8)

4.12	Form of 5% Convertible Promissory Note issued in October 2012 to former shareholders of Instilend Technologies Inc. (10)

4.13	2012 Incentive stock Plan (9)

4.14	10% Secured Promissory Note issued by Fortified Management Group, LLC to Instilend Technologies Inc. (11)

4.15	Securities Purchase Agreement entered by and between Investview Inc. and Allied Global Ventures LLC (12)

4.16	Form of Common Stock Purchase Warrant issued to Allied Global Ventures LLC (12)

4.17	Form of Securities Purchase Agreement (13)

4.18	Form of Common Stock Purchase Warrant (13)

10.1	Employment Agreement by and between Global Investor Services Inc. and Dr. Joseph J. Louro dated June 7, 2011 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on June 29, 2011).

10.2	Letter Agreement by and between Global Investor Services Inc. and Dr. Joseph J. Louro dated June 29, 2011 (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on June 29, 2011

10.3	Agreement by and between Global Investor Services Inc., Wealth Engineering LLC, Wealth Engineering and Development Incorporated, Annette Raynor and Mario Romano dated July 12, 2011 (5)

10.4	Exchange Agreement, dated September 29, 2011, by and between Global Investor Services, Inc. and Allied Global Ventures, LLC. (6)

10.5	Exchange Agreement, dated September 29, 2011, by and between Global Investor Services, Inc. and Allied Global Ventures, LLC.(6)

10.6	Employment Agreement by and between Investview, Inc. and John “Randy” MacDonald dated May 15, 2012 (7)

10.7	Employment Agreement by and between Investview, Inc. and David M. Kelley dated August 16, 2012 (8)

10.8	Share Exchange Agreement between Investview Inc., Todd Tabacco, Derek Tabacco, Rich L’Insalata and Instilend Technologies Inc. (8)

10.9	Asset Purchase Agreement by and between Investview, Inc., Instilend Technologies Inc. and Fortified Management Group, LLC dated May 2, 2013 (11)

10.10	Assignment and Assumption Agreement by and between Investview, Inc., Fortified Management Group, LLC, Richard L’Insalata, Todd Tabacco and Derek Tabacco dated May 2, 2013 (11)

10.11	Agreement and Release by and between Investview, Inc., Instilend Technologies Inc., Fortified Management Group LLC and Todd Tabacco dated May 2, 2013 (11)

10.12	Agreement and Release by and between Investview, Inc., Instilend Technologies Inc., Fortified Management Group LLC and Derek Tabacco dated May 2, 2013 (11)

10.13	Agreement and Release by and between Investview, Inc., Instilend Technologies Inc., Fortified Management Group LLC and Richard L’Insalata dated May 2, 2013 (11)

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification of Principal Executive Officer pursuant to 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.Exhibit 31.1

31.2	Certification of Principal Financial Officer pursuant to 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Principal Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on October 12, 2010

(2)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on October 25, 2010

(3)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on July 13, 2011

(4)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on August 30, 2011

(5)	Incorporated by reference to the Form 10-K Annual Report filed with the Securities and Exchange Commission on July 14, 2011

(6)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on October 11, 2011

(7)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on May 21, 2012

(8)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on August 20, 2012

(9)	Incorporated by reference to Exhibit 4.1 to the Company’s Form S-8 filed on July 25, 2012

(10)	Incorporated by reference to the Company’s Form 10-Q filed on February 14, 2013

(11)	Incorporated by reference to to the Company’s Form 8-K filed on May 8, 2013

(12)	Incorporated by reference to the Form 8-K Current Report filed on October 8, 2013

(13)	Incorporated by reference to the Form 8-K Current Report filed on June 11, 2014

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Investview Inc.

Dated: July 15, 2014	By:	/s/ Joseph J. Louro
Joseph J. Louro
Chief Executive Officer
(Principal Executive Officer)

Dated: July 15, 2014	By:	/s/ William C. Kosoff
William C. Kosoff
Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Joseph J. Louro	Chief Executive Officer and Chairman of the Board	July 15, 2014
Joseph J. Louro	(Principal Executive Officer)

/s/ William C. Kosoff	Chief Financial Officer and Director	July 15, 2014
William C. Kosoff	(Principal Financial Officer)

/s/ Nicholas S. Maturo	Director	July 15, 2014
Nicholas S. Maturo

/s/ Louis Sagar	Director	July 15, 2014
Louis Sagar

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2014 AND 2013

FORMING A PART OF ANNUAL REPORT

PURSUANT TO THE SECURITIES EXCHANGE ACT OF 1934

INVESTVIEW, INC.

The Board of Directors

Investview, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Investview, Inc.

We have audited the accompanying consolidated balance sheets of Investview, Inc. (the Company) as of March 31, 2014 and 2013, and the related consolidated statements of operations, deficiency in stockholders’ equity and cash flows for each of the two years in the period ended March 31, 2014 . The Company’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of March 31, 2014 and 2013, and the results of its operations and its cash flows for each of the years in the two year period ended March 31, 2014 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in the Note 2, the Company has suffered recurring losses from operations and has a significant accumulated deficit as of March 31, 2014, which raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to this matter are described in Note 2. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Fiondella, Milone & LaSaracina, LLP

Glastonbury, CT

July 15, 2014

INVESTVIEW, INC.
CONSOLIDATED BALANCE SHEETS
MARCH 31, 2014 AND 2013

	2014	2013
ASSETS
Current assets:
Cash and cash equivalents	$195,783	$176,282
Accounts receivable	15,000	9,704
Deferred costs	4,499	5,967
Prepaid expenses	5,250	55,250
Other current assets	1,690	1,690
Current assets of discontinued operations	-	18,931
Total current assets	222,222	267,824

Property, plant and equipment, net of accumulated depreciation of $2,947,779 and $3,100,844 as of March 31, 2014 and 2013, respectively	-	235,355

Other assets:
Goodwill	-	123,592
Deposits	105,000	6,750
Total other assets	105,000	130,342

Total assets	$327,222	$633,521

LIABILITIES AND DEFICIENCY IN STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$1,486,175	$1,387,237
Deferred revenue	64,194	171,336
Due to related party	1,936,992	1,326,486
Convertible notes payable, current portion	915,351	19,858
Convertible notes payable, current portion-related party	466,150	-
Notes payable, current portion	220,000	200,000
Current liabilities of discontinued operations	354,166	301,160
Total current liabilities	5,443,028	3,406,077

Long term debt:
Warrant liability	324	4,437
Notes payable, long term portion	153,600	166,400
Convertible notes payable, long term portion	443,707	1,745,321
Convertible notes payable, long term portion-related party	491,185	623,909
Total long term debt	1,088,816	2,540,067

Total liabilities	6,531,844	5,946,144

DEFICIENCY IN STOCKHOLDERS' EQUITY
Preferred stock, par value: $0.001; 10,000,000 shares authorized, None issued and outstanding as of March 31, 2014 and 2013	-	-
Common stock, par value $0.001; 15,000,000 shares authorized; 7,010,188 and 5,428,037 issued and 7,008,888 and 5,426,737 outstanding as of March 31, 2014 and2013, respectively	7,010	5,428
Additional paid in capital	83,098,605	79,889,589
Common stock subscriptions	50,000	-
Treasury stock, 1,300 shares	(8,589)	(8,589)
Accumulated deficit	(89,351,648)	(85,199,051)
Total deficiency in stockholders' equity	(6,204,622)	(5,312,623)

Total liabilities and deficiency in stockholders' equity	$327,222	$633,521

The accompanying notes are an integral part of these consolidated financial statements

INVESTVIEW, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended March 31,
	2014	2013
Revenue, net:	$1,048,451	$1,660,271

Operating costs and expenses:
Cost of sales and service	57,582	497,814
Selling, general and administrative	3,978,372	8,124,882
Impairment of goodwill	123,592	-
Depreciation and amortization	-	371,472
Total operating costs and expenses	4,159,546	8,994,168

Net loss from operations	(3,111,095)	(7,333,897)

Other income (expense):
Gain (loss) on change in fair value of warrant and derivative liabilities	4,113	5,425
(Loss) gain on settlement of debt	(106,736)	267,678
Interest, net	(870,918)	(744,773)
Other	233	201

Loss from continuing operations before income taxes	(4,084,403)	(7,805,366)

Income taxes expense	102,891	-

Loss from continuing operations	(4,187,294)	(7,805,366)

Income (loss) from discontinued operations	34,697	(1,525,944)

NET LOSS	$(4,152,597)	$(9,331,310)

Loss per common share, basic and diluted;
Continuing operations	$(0.68)	$(1.56)
Discontinued operations	0.01	(0.30)
Total	$(0.67)	$(1.86)

Weighted average number of common shares outstanding-basic and diluted	6,012,439	5,010,733

The accompanying notes are an integral part of these consolidated financial statements

INVESTVIEW, INC.
CONSOLIDATED STATEMENT OF DEFICIENCY IN STOCKHOLDERS' EQUITY
TWO YEARS ENDED MARCH 31, 2014

			Additional	Common
	Common stock		Paid in	Stock	Treasury	Accumulated
	Shares	Amount	Capital	Subscription	Stock	Deficit	Total
Balance, April 1, 2012	4,507,686	$4,508	$74,270,592	$-	$(8,589)	$(75,867,741)	$(1,601,230)
Rounding shares due to reverse split	67	-	-	-	-	-	-
Common stock issued in settlement of accounts payable	22,834	23	100,363	-	-	-	100,386
Common stock issued for services rendered and to be rendered	197,487	197	722,544	-	-	-	722,741
Common stock issued in settlement of litigation	70,000	70	284,130	-	-	-	284,200
Common stock issued as settlement of accrued officer's compensation	400,000	400	1,599,600	-	-	-	1,600,000
Common stock issued, net of return shares, in connection with acquisition of Instilend Technologies, Inc.	200,000	200	799,800	-	-	-	800,000
Common stock issued in connection with acquisition of Safe, Inc	35,714	36	124,964	-	-	-	125,000
Cancellation of shares previously issued in connection with exercise of warrants	(5,751)	(6)	6	-	-	-	-
Common stock issuable for services rendered	-	-	9,375	-	-	-	9,375
Initial fair value of beneficial conversion features relating to convertible notes	-	-	470,429	-	-	-	470,429
Fair value of options issued to employees	-	-	53,946	-	-	-	53,946
Fair value of vesting restricted stock units	-	-	1,453,840	-	-	-	1,453,840
Net loss	-	-	-	-	-	(9,331,310)	(9,331,310)
Balance, March 31, 2013	5,428,037	$5,428	$79,889,589	$-	$(8,589)	$(85,199,051)	$(5,312,623)
Common stock issued for services rendered	367,968	368	717,505	-	-	-	717,873
Sale of common stock	1,120,000	1,120	1,148,880	-	-	-	1,150,000
Common stock issued in settlement of debt	20,000	20	79,980	-	-	-	80,000
Common stock issued in settlement of accounts payable	34,227	34	49,595	-	-	-	49,629
Common stock issued in connection with deposit acquisition	39,956	40	79,960	-	-	-	80,000
Common stock subscription received	-	-	-	50,000	-	-	50,000
Stock based compensation	-	-	15,256	-	-	-	15,256
Fair value of warrant issued in connection with debt settlement	-	-	27,990	-	-	-	27,990
Fair value of vesting restricted stock units	-	-	1,089,850	-	-	-	1,089,850
Net loss	-	-	-	-	-	(4,152,597)	(4,152,597)
Balance, March 31, 2014	7,010,188	$7,010	$83,098,605	$50,000	$(8,589)	$(89,351,648)	$(6,204,622)

The accompanying notes are an integral part of these consolidated financial statements

INVESTVIEW INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended March 31,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss from continuing operations	$(4,084,403)	$(7,805,366)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	-	371,472
Common stock issued for services rendered	401,580	2,212,671
Common stock issued for non-circumvent agreement	-	133,700
Amortization of debt discount relating to convertible notes payable	613,037	532,714
Impairment of goodwill	123,592	-
Employee stock based compensation	1,105,106	1,507,787
Change in fair value of warrant and derivative liabilities	(4,113)	(5,425)
Loss (gain) on settlement of debt	106,736	(267,678)
Amortization of deferred compensation	-	234,384
Changes in operating assets and liabilities:
Accounts receivable	(5,296)	(9,704)
Deferred costs	1,468	40,814
Prepaid and other assets	25,000	(56,629)
Accounts payable and accrued liabilities	12,785	918,685
Due to related parties	610,506	1,220,511
Deferred revenue	(107,142)	(50,797)
Net cash used in continuing operating activities:	(1,201,144)	(1,022,861)
Net cash provided by (used in) discontinued operating activities:	13,895	(7,905)
Net cash used in operating activities	(1,187,249)	(1,030,766)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash acquired by acquisitions	-	1,377
Proceeds from long term deposit	6,750	(6,750)
Net cash provided by (used in) investing activities:	6,750	(5,373)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of convertible debt, net	-	1,062,500
Repayments of notes payable	-	(30,000)
Proceeds from common stock subscriptions	50,000	-
Proceeds from sale of common stock	1,150,000	-
Net proceeds provided by financing activities	1,200,000	1,032,500

Net increase(decrease) in cash and cash equivalents	19,501	(3,639)
Cash and cash equivalents-beginning of year	176,282	179,921
Cash and cash equivalents-end of year	$195,783	$176,282

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the year for:
Interest	$-	$-
Income taxes	$-	$-
Non-cash financing activities:
Beneficial conversion feature attributable to convertible debentures	$-	$470,429
Common stock issued for deposit on acquisition	$80,000	$-
Common stock issued to acquire Instilend Technologies, Inc.	$-	$800,000
Common stock issued to acquire Safe	$-	$125,000
Common stock and warrants issued in settlement of convertible note payable	$107,990	$-

The accompanying notes are an integral part of these consolidated financial statements

INVESTVIEW, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2014 AND 2013

1. SIGNIFICANT ACCOUNTING POLICIES

A summary of the significant accounting policies applied in the preparation of the accompanying consolidated financial statements follows:

Business and Basis of Presentation

Investview, Inc. (the "Company") was incorporated on August 10, 2005 under the laws of the State of Nevada as Voxpath Holding, Inc. On September 16, 2006, the Company changed its name to TheRetirementSolution.Com, Inc. on October 1, 2008 to Global Investor Services, Inc. and on March 27, 2012 to Investview, Inc. The Company currently markets directly and through its marketing partners as well as online, certain investor products and services that provide financial and educational information to its prospective customers and to its subscribers.

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

In addition, each of the Sellers had entered into employment agreements, non-compete agreements and lock-ups agreements with the Company. Pursuant to the employment agreements, each of the Sellers have been retained as Vice Presidents of the Company for terms of three years, receiving annual salaries of $156,000. In the event the Company’s monthly revenue were less than the targeted monthly revenue then the Sellers, in lieu of receiving cash, will receive a pro-rata portion of their salary in shares of common stock. These agreements were subsequently terminated.

A summary of consideration is as follows:

200,000 shares of the Company's common stock	$800,000
Convertible promissory notes (par value $500,000)	541,496
Total purchase price	$1,341,496

Instilend owns the Matador platform and LendEQS platform, client list of a software program known as Stock Locate and the related website, www.locatestock.com.

INVESTVIEW, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2014 AND 2013

The following summarizes the current estimates of fair value of assets acquired and liabilities assumed:

Cash	$1,069
Accounts receivable	53,500
Developed Software Technology	641,816
Customer relationships	487,531
Employment agreements	60,350
Non-compete agreement	256,464
Goodwill	262,359
Deferred income tax liability	(262,359)
Liabilities assumed	(159,234)
Assets acquired	$1,341,496

As of March 31, 2013, the Company discontinued the Instilend operations (See Note 11 below).

Safe Management LLC

On November 27, 2012, the Company acquired SAFE Management LLC (“Safe”), pursuant to the terms of that certain Share Exchange Agreement entered into between the Company and Gina Romano and Annette Raynor, the former owners of Safe.

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

SAFE Management, LLC is a Registered Investment Advisor (RIA) in the state of New Jersey. Safe provides their clients unique investment products and advisory services that are created and managed by their in-house team of professionals using state of the art analysis tools and the experience of their CFA, Edward Hosinger.

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

MARCH 31, 2014 AND 2013

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

INVESTVIEW, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2014 AND 2013

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

During the year ended March 31, 2014, the Company management performed an evaluation of its goodwill and other acquired intangible assets for purposes of determining the implied fair value of the assets at March 31, 2014. The test indicated that the recorded remaining book value of its goodwill in connection with the acquisition of Safe exceeded its fair value for the year ended March 31, 2014.  As a result, upon completion of the assessment, management recorded a non-cash impairment charge of $123,592, net of tax to reduce the carrying value to $0. The impairment charge is reflected as part of the loss from operations in the accompanying financial statements. Considerable management judgment is necessary to estimate the fair value.  Accordingly, actual results could vary significantly from management’s estimates.

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

INVESTVIEW, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2014 AND 2013

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

During the year ended March 31, 2014, the Company management performed an evaluation of its goodwill and other acquired intangible assets for purposes of determining the implied fair value of the assets at March 31, 2014. The test indicated that the recorded remaining book value of its goodwill in connection with the acquisition of Safe exceeded its fair value for the year ended March 31, 2014.  As a result, upon completion of the assessment, management recorded a non-cash impairment charge of $123,592, net of tax to reduce the carrying value to $0. The impairment charge is reflected as part of the loss from operations in the accompanying financial statements. Considerable management judgment is necessary to estimate the fair value.  Accordingly, actual results could vary significantly from management’s estimates.

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

Fair Value of Financial Instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of March 31, 2014 and 2013. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash and accounts payable. Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

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

For the years ended March 31, 2014 and 2013, the Company did not grant stock options to employees. The fair value of vesting options granted in previous years and vested during the years ended March 31, 2014 and 2013 of $-0- and $53,946, respectively, was recorded as a current period charge to earnings.

INVESTVIEW, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2014 AND 2013

In addition, the Company issued restricted stock units ("RSU") during the years ended March 31, 2014 and 2013. The fair value of the vesting RSUs of $1,089,850 and $1,453,840 was recorded as a current period charge to earnings during the years ended March 31, 2014 and 2013, respectively.

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

Advertising Costs

The Company expenses advertising costs as incurred. Advertising expense was $254,808 and $233,339 for the years ended March 31, 2014 and 2013, respectively.

Research and Development

The Company accounts for research and development costs in accordance with the Accounting Standards Codification subtopic 730-10, Research and Development (“ASC 730-10”). Under ASC 730-10, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and developments costs are expensed when the contracted work has been performed or as milestone results have been achieved. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred. For the years ended March 31, 2014 and 2013, the Company’s expenditures on research and product development were immaterial.

Concentrations of Credit Risk

Financial instruments and related items which potentially subject the Company to concentrations of credit risk consist primarily of cash, cash equivalents and trade receivables. The Company places its cash and temporary cash investments with credit quality institutions. At times, such investments may be in excess of the FDIC insurance limit of $250,000. The Company periodically reviews its trade receivables in determining its allowance for doubtful accounts. There were $15,000 and $9,704 trade receivables as of March 31, 2014 and 2013, respectively.

Website Development Costs

The Company recognizes website development costs in accordance with Accounting Standards Codification subtopic 350-50, Website Development Costs ("ASC 350-50”). As such, the Company expenses all costs incurred that relate to the planning and post implementation phases of development of its website. Direct costs incurred in the development phase are capitalized and recognized over the estimated useful life. Costs associated with repair or maintenance for the website were included in cost of net revenues in the current period expenses. During the years ended March 31, 2014 and 2013, the Company did not capitalize any costs associated with the website development.

INVESTVIEW, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2014 AND 2013

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

Segment Information

Accounting Standards Codification subtopic Segment Reporting 280-10 (“ASC 280-10”) establishes standards for reporting information regarding operating segments in annual financial statements and requires selected information for those segments to be presented in interim financial reports issued to stockholders. ASC 280-10 also establishes standards for related disclosures about products and services and geographic areas. Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision-making group, in making decisions how to allocate resources and assess performance. The information disclosed herein materially represents all of the financial information related to the Company’s only remaining principal operating segment.

Cash and Cash Equivalents

For purposes of the statements of cash flows, cash includes demand deposits, saving accounts and money market accounts. The Company considers all highly liquid debt instruments with maturities of three months or less when purchased to be cash equivalents.

Comprehensive Income (Loss)

The Company follows Accounting Standards Codification subtopic 220-10, Comprehensive Income (“ASC 220-10”). ASC 220-10 establishes standards for the reporting and displaying of comprehensive income and its components. Comprehensive income is defined as the change in equity of a business during a period from transactions and other events and circumstances from non-owners sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. ASC 220-10 requires other comprehensive income (loss) to include foreign currency translation adjustments and unrealized gains and losses on available for sale securities. The Company had no comprehensive income or losses at March 31, 2014 and 2013.

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

INVESTVIEW, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2014 AND 2013

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

2. GOING CONCERN MATTERS

The Company’s consolidated financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred significant recurring losses which have resulted in an accumulated deficit of $89,351,648, and working capital deficiency (total current liabilities in excess of total current assets) of $5,220,806 at March 31, 2014, and the Company had negative cash flow from operations of $1,187,249 for the year ended March 31, 2014, which raises substantial doubt about the Company’s ability to continue as a going concern.

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

 3. PROPERTY AND EQUIPMENT

The Company’s property and equipment at March 31, 2014 and 2013:

	2014	2013
Software	$2,920,000	$3,308,420
Computer equipment	4,211	4,211
Office equipment	23,568	23,568
	2,947,779	3,336,199
Less accumulated depreciation	(2,947,779)	(3,100,844)
	$-	$235,355

Depreciation expense charged to operations amounted to approximately $-0- and $525,000, respectively, for the years ended March 31, 2014 and 2013, respectively.

INVESTVIEW, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2014 AND 2013

4. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities consisted of the following at March 31, 2014 and 2013:

	2014	2013
Accounts payable	$395,852	$516,580
Accrued interest payable, short term	527,521	169,112
Accrued payroll taxes	541,692	663,664
Accrued salaries and wages	21,110	37,881
	$1,486,175	$1,387,237

As of March 31, 2014 and 2013, accrued payroll taxes included the effects of an estimated payroll tax liability for stock based compensation issued to an officer.

5. NOTES PAYABLE

A summary of notes payable at March 31, 2014 and 2013 are as follows:

On January 20, 2009, the Company received $200,000 in exchange for a promissory note, payable, due July 20, 2009 with interest due monthly at 20% per annum. The note is secured by common stock of the Company and is personally guaranteed by certain officers of the Company. The note contains certain first right of payment should the Company be successful in raising $500,000 to $1,500,000 in a Private Placement Offering before any payments can be distributed from the escrow at the offering. In connection with the issuance of the promissory note payable, the Company issued warrants to purchase its common stock at $2.00 per share for five years. The fair value of the warrants of $101,183, representing debt discount, has been fully amortized. This Note is currently in default. Interest on this note has been fully accrued. On August 21, 2013, the Company received a summons and complaint from the Superior Court of New Jersey for $931,521 (see Note 13).

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

At March 31, 2014 and 2013, balances consist of the following:

	2014	2013
Note payable, currently in default	$200,000	$200,000
Notes payable, due September 2014	20,000	20,000
Notes payable, due September 2015	120,000	120,000
Long term accrued interest	33,600	26,400
Total	373,600	366,400
Less: Notes payable, current portion	(220,000)	(200,000)
Notes payable, long term portion	$153,600	$166,400

INVESTVIEW, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2014 AND 2013

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

For the years ended March 31, 2014 and 2013, the Company amortized $399,635 and $399,635 of debt discount to current period operations as interest expense, respectively.

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

For the years ended March 31, 2014 and 2013, the Company amortized $1,142 and $3,417 of debt discount to current period operations as interest expense, respectively.

INVESTVIEW, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2014 AND 2013

On March 31, 2013, the Company issued 20,000 shares of its common stock and warrants to purchase 20,000 shares of the Company’s common stock at $1.50 per share for five years in settlement of the convertible note and related accrued interest. In connection with the settlement, the Company recorded a net loss on settlement of debt of $82,777. The fair value of the issued warrant was determined using the Black Sholes Option method with the following assumptions:

Risk-free interest rate	1.73%
Expected term of warrant	5.0 years
Expected stock price volatility	187.79%
Expected dividend yield	$0.0

Convertible Notes # 3

During the month of December 2011, the Company issued an aggregate of $200,000 in secured Convertible Promissory Notes ($200,000 related party, officers of the Company or major stockholder) that matures December 2014. The Promissory Notes bear interest at a rate of 8% and can be convertible into 50,000 shares of the Company’s common stock, at a conversion rate of $4.00 per share. Interest will also be converted into common stock at the conversion rate of $4.00 per share. In connection with the issuance of the Convertible Promissory Notes, the Company issued 25,000 warrants to purchase the Company’s common stock at $6.00 per share over five years.

The Company did not record an embedded beneficial conversion feature in the note since the fair value of the common stock did not exceed the conversion rate at the date of issuance.

In connection with the issuance of the promissory notes, the Company issued the above detachable warrants granting the holder the right to acquire an aggregate of 25,000 shares of the Company’s common stock at $6.00 per share. The warrants expire five years from the issuance. In accordance with ASC 470-20, the Company recognized the value attributable to the warrants in the amount of $37,201 to additional paid-in capital and a discount against the note. The Company valued the warrants in accordance with ASC 470-20 using the Black-Scholes pricing model and the following assumptions: contractual terms of 5 years, an average risk free interest rate of 0.88% to 0.91%, a dividend yield of 0%, and volatility of 173.57% to 173.81%. The debt discount attributed to the value of the warrants issued is amortized over the note’s maturity period (three years) as interest expense.

For the years ended March 31, 2014 and 2013, the Company amortized $12,389 and $12,423 of debt discount to current period operations as interest expense, respectively.

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

For the years ended March 31, 2014 and 2013, the Company amortized $43,093 and $43,093 of debt discount to current period operations as interest expense, respectively.

INVESTVIEW, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2014 AND 2013

Convertible Notes # 5

During the month of August 2012, the Company issued an aggregate of $500,000 in secured Convertible Promissory Notes ($300,000 related party, officers of the Company) that mature August 2015. The Promissory Notes bear interest at a rate of 8% and can be convertible into 125,000 shares of the Company’s common stock, at a conversion rate of $4.00 per share. Interest will also be converted into common stock at the conversion rate of $4.00 per share. In connection with the issuance of the Convertible Promissory Notes, the Company issued 62,500 warrants to purchase the Company’s common stock at $6.00 per share over five years.

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

For the years ended March 31, 2014 and 2013, the Company amortized $117,694 and $72,335 of debt discount to current period operations as interest expense, respectively.

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

On May 2, 2013, in connection with the sale of the assets of Instilend Technologies, Inc. (See Note 11), the outstanding convertible notes were cancelled.

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

For the years ended March 31, 2014 and 2013, the Company amortized $7,061 and $774 of debt discount to current period operations as interest expense, respectively.

INVESTVIEW, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2014 AND 2013

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

For the years ended March 31, 2014 and 2013, the Company amortized $13,849 and $986 of debt discount to current period operations as interest expense, respectively.

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

For the years ended March 31, 2014 and 2013, the Company amortized $18,176 and $50 of debt discount to current period operations as interest expense, respectively.

INVESTVIEW, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2014 AND 2013

At March 31, 2014 and 2013, convertible note balances consisted of the following:

	2014	2013
Convertible Promissory Notes #1, of which $300,000 related party, net of unamortized discount of $98,540 and $498,175, respectively	$1,101,460	$701,825
Convertible Promissory Note #2, net of unamortized discount of $1,142	-	19,858
Convertible Promissory Notes #3, of which $200,000 related party, net of unamortized discount of $9,215 and $21,604, respectively	190,785	178,396
Convertible Promissory Notes #4, net of unamortized discount of $10,744 and $53,837, respectively	89,256	46,163
Convertible Promissory Notes #5, of which $300,000 related party, net of unamortized discount of $163,056 and $280,750, respectively	336,944	219,250
Convertible Promissory Notes #6	-	541,496
Convertible Promissory Note #7, net of unamortized discount of $13,347 and $20,408, respectively	86,653	79,592
Convertible Promissory Note #8, net of unamortized discount of $26,749 and $40,597, respectively	173,251	159,403
Convertible Promissory Note #9, related party, net of unamortized discount of $36,353 and $54,529, respectively	226,147	207,971
Long term interest	111,897	235,134
Total	2,316,393	2,389,088
Less: convertible notes payable, current portion	915,351	19,858
Less: convertible notes payable, related party, current portion	466,150	-
Less: Convertible notes payable, long term portion	443,707	1,745,321
Convertible notes payable-related party, net of discount, long term portion	$491,185	$623,909

Aggregate maturities of long-term debt as of March 31, 2014 are as follows:

For the twelve months ended March 31,	Amount
2015	1,500,000
2016	1,062,500
Total	$2,562,500

During the years ended March 31, 2014 and 2013, the Company incurred an aggregate of $240,222 and $178,167 as interest expense relating to the amortization of debt discount and accrued interest with regard to related party notes.

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

The Company recorded a gain on change in fair value of warrant liability of $4,113 and $5,425 for the years ended March 31, 2014 and 2013, respectively.

At March 31, 2014, the fair value of the 2,500 warrants containing certain reset provisions were determined using the Black Scholes Option Pricing Model with the following assumptions:

Dividend yield:	-0-%
Volatility	187.79%
Risk free rate:	0.05%

INVESTVIEW, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2014 AND 2013

8. RELATED PARTY TRANSACTIONS

Due to Related Party

The Company is periodically advanced noninterest bearing operating funds from related parties and shareholders.  The advances are due on demand and unsecured. At March 31, 2014 and 2013, due to related party was $207,700 and $207,700, respectively. In addition, as of March 31, 2014 and 2013, the Company accrued an aggregate of $1,729,292 and $1,118,786 of unpaid officer salaries and wages, respectively.

Convertible Notes Payable, long term portion-related party

As described in Note 6 above, on June 30, 2011, the Company issued a $200,000 convertible promissory note with interest at 8% per annum, due June 30, 2014 to the Company's CEO.  The note is convertible into the Company's common stock at $4.00 per share. In connection with the issuance of the note, the Company issued 25,000 warrants to purchase the Company’s common stock at $6.00 per share over five years.

As described in Note 6 above, on June 30, 2011, the Company issued a $100,000 convertible promissory note with interest at 8% per annum, due June 30, 2014 to the Company's former CFO.  The note is convertible into the Company's common stock at $4.00 per share. In connection with the issuance of the note, the Company issued 12,500 warrants to purchase the Company’s common stock at $6.00 per share over five years.

As described in Note 6 above, on December 28, 2011, the Company issued a $100,000 convertible promissory note with interest at 8% per annum, due December 2014 to the Company's CEO.  The note is convertible into the Company's common stock at $4.00 per share. In connection with the issuance of the note, the Company issued 12,500 warrants to purchase the Company’s common stock at $6.00 per share over five years.

As described in Note 6 above, on December 29, 2011, the Company issued a $100,000 convertible promissory note with interest at 8% per annum, due December 2014 to a major stockholder.  The note is convertible into the Company's common stock at $4.00 per share. In connection with the issuance of the note, the Company issued 12,500 warrants to purchase the Company’s common stock at $6.00 per share over five years.

As described in Note 6 above, on August 6, 2012, the Company issued a $100,000 convertible promissory note with interest at 8% per annum, due August 6, 2015 to the Company's CEO.  The note is convertible into the Company's common stock at $4.00 per share. In connection with the issuance of the note, the Company issued 12,500 warrants to purchase the Company’s common stock at $6.00 per share over five years.

As described in Note 6 above, on August 12, 2012, the Company issued a $100,000 convertible promissory note with interest at 8% per annum, due August 12, 2015 to the Company's COO.  The note is convertible into the Company's common stock at $4.00 per share. In connection with the issuance of the note, the Company issued 12,500 warrants to purchase the Company’s common stock at $6.00 per share over five years.

As described in Note 6 above, on August 21, 2012, the Company issued a $100,000 convertible promissory note with interest at 8% per annum, due August 21, 2015 a major stockholder.  The note is convertible into the Company's common stock at $4.00 per share. In connection with the issuance of the note, the Company issued 12,500 warrants to purchase the Company’s common stock at $6.00 per share over five years.

As described in Note 6 above, on March 30, 2013, the Company issued a $262,500 convertible promissory note with interest at 8% per annum, due March 31, 2016 to a trust under the control of the Company's former CFO.  The note is convertible into the Company's common stock at $4.00 per share. In connection with the issuance of the note, the Company issued 32,813 warrants to purchase the Company’s common stock at $6.00 per share over five years.

During the year ended March 31, 2014, the Company amortized an aggregate of $199,641 of debt discounts and accrued interest of $85,000 to operations. During the year ended March 31, 2013, the Company amortized an aggregate of $135,940 of debt discounts and accrued interest of $42,227 to operations.

INVESTVIEW, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2014 AND 2013

9. CAPITAL STOCK

Common stock

The Company is authorized to issue 15,000,000 shares of common stock with par value $.001 per share as of March 31, 2014 and 2013. As of March 31, 2014 and 2013, the Company had 7,010,188 shares and 5,428,037 shares of common stock issued and 7,008,888 shares and 5,426,737 shares of common stock outstanding.

In May 2012, the Company issued an aggregate of 20,145 shares of its common stock in exchange for $100,876 of services rendered, which represents the value of the services received and which did not differ materially from the value of the stock issued.

In May 2012, the Company issued an aggregate of 6,167 shares of its common stock, valued at $37,886 in settlement of $14,000 accounts payable, and charged $23,886 to current operations as loss on settlement of debt.

In June 2012, the Company issued 16,667 shares of its common stock, valued at $62,501 in settlement of $50,000 accounts payable, and charged $12,501 to current operations as loss on settlement of debt.

In September 2012, the Company issued an aggregate of 40,030 shares of its common stock, valued at $168,000 for services rendered , which represents the value of the services received and which did not differ materially from the value of the stock issued.

In September 2012, the Company issued 150,000 shares of its common stock valued at quoted market of $600,000 in settlement of accrued salary and bonus due the Company's CEO for fiscal year 2012, which did not differ materially from the value of the stock issued.

In October 2012, the Company issued an aggregate of 38,335 shares of its common stock, valued at $153,340 for services rendered, which represents the value of the services received and which did not differ materially from the value of the stock issued.

In November 2012, the Company issued an aggregate of 450,000 shares of its common stock, valued at $1,800,000 for the acquisition of Instilend Technologies, Inc., which did not differ materially from the value of the stock issued.

In November 2012, the Company issued to the CEO 250,000 shares of its common stock, valued at $1,000,000, as a bonus for services rendered, which did not differ materially from the value of the stock issued.

.

In November 2012, the Company issued an aggregate of 3,775 shares of its common stock, valued at $14,345 for services rendered , which represents the value of the services received and which did not differ materially from the value of the stock issued.

In December 2012, the Company issued 35,714 shares of its common stock, valued at $125,000 for the acquisition of Safe Management , which did not differ materially from the value of the stock issued.

In December 2012, the Company issued an aggregate of 44,919 shares of its common stock, valued at $164,741 for services rendered, which represents the value of the services received and which did not differ materially from the value of the stock issued.

INVESTVIEW, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2014 AND 2013

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

In January 2013, the Company issued an aggregate of 9,643 shares of its common stock, valued at $26,886 for services rendered, which represents the value of the services received and which did not differ materially from the value of the stock issued.

In February 2013, the Company issued an aggregate of 29,035 shares of its common stock, valued at $72,206 for services rendered, which represents the value of the services received and which did not differ materially from the value of the stock issued.

In March 2013, the Company issued an aggregate of 11,604 shares of its common stock, valued at $22,347 for services to be rendered, which represents the value of the services received and which did not differ materially from the value of the stock issued.

In March 2013, the Company received and cancelled 250,000 shares of its common stock, valued at $1,000,000 as an adjustment relating to the acquisition of Instilend Technologies, Inc., did not differ materially from the value of the stock initially issued.

In May 2013, the Company issued an aggregate of 147,968 shares of its common stock in exchange for $316,145 in settlement of compensation related to the sale of Instilend Technologies, Inc. , which did not differ materially from the value of the stock issued.

In July 2013, the Company issued an aggregate of 20,000 shares of its common stock, valued at $45,100 for services rendered, which represents the value of the services received and which did not differ materially from the value of the stock issued.

In August 2013, the Company issued an aggregate of 56,000 shares of its common stock, valued at $120,400 for services rendered, which represents the value of the services received and which did not differ materially from the value of the stock issued.

In September 2013, the Company issued an aggregate of 24,000 shares of its common stock, valued at $36,480 for services rendered, which represents the value of the services received and which did not differ materially from the value of the stock issued.

In September 2013, the Company issued 13,889 shares of its common stock as a deposit of potential acquisition and recorded the fair value of $25,000 as outstanding deposit on the balance sheet as of March 31, 2014, which did not differ materially from the value of the stock issued.

.

In December 2013, the Company issued an aggregate of 40,000 shares of its common stock, net with cancelations, valued at $75,600 for services rendered, which represents the value of the services received and which did not differ materially from the value of the stock issued.

In February 2014, the Company issued 26,067 shares of its common stock as a deposit of potential acquisition and recorded the fair value of $55,000 as outstanding deposit on the balance sheet as of March 31, 2014, which did not differ materially from the value of the stock issued.

INVESTVIEW, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2014 AND 2013

In March 2014, the Company issued an aggregate of 50,000 shares of its common stock, valued at $80,500 for services rendered , which represents the value of the services received and which did not differ materially from the value of the stock issued.

In March 2014, the Company issued an aggregate of 34,227 shares of its common stock, valued at $49,629 in settlement of accounts payable. In connect with the issuance, the Company recorded a loss on settlement of debt of $23,959.

10. STOCK OPTIONS AND WARRANTS

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

The following table summarizes the changes in options outstanding and the related prices for the shares of the Company’s common stock issued to employees of the Company at March 31, 2014:

	Options Outstanding			Options Exercisable
			Weighted		Weighted
		Weighted	Average		Average
		Average	Exercise		Exercise
Range of	Number of	Remaining	Price of	Number of	Price of
Exercise	Shares	Contractual	Outstanding	Shares	Exercisable
Prices	Outstanding	Life (Years)	Options	Exercisable	Options
$10.00	35,000	5.51	$10.00	35,000	$10.00
12.00	2,500	2.86	12.00	2,500	12.00
	37,500	5.58	$10.20	37,500	$10.20

Transactions involving stock options issued to employees are summarized as follows:

Weighted
Average
	Number of	Exercise
	Shares	Price
Options outstanding at March 31, 2012	37,500	$10.20
Granted	-	-
Exercised	-	-
Canceled	-	-
Options outstanding at March 31, 2013	37,500	10.20
Granted	-	-
Exercised	-	-
Canceled	-	-
Options outstanding at March 31, 2014	37,500	$10.20

Stock-based compensation expense in connection with options granted to employees for the year ended March 31, 2014 and 2013 was $-0- and $53,946, respectively.

INVESTVIEW, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2014 AND 2013

Non-Employee Stock Options

The following table summarizes the changes in options outstanding and the related prices for the shares of the Company’s common stock issued to consultants and non-employees of the Company at March 31, 2014:

	Options Outstanding			Options Exercisable
Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
Exercise	Number	Contractual	Exercise	Number of	Exercise
Prices	Outstanding	Life (Years)	Price	Exercisable	Price
$84.00	2,500	2.83	$84.00	2,500	$84.00

Transactions involving stock options issued to consultants and non-employees are summarized as follows:

		Weighted
		Average
	Number of	Price
	Shares	Per Share
Options outstanding at March 31, 2012	5,000	$56.00
Granted	-
Exercised	-	-
Expired	-	-
Options outstanding at March 31, 2013	5,000	56.00
Granted	-	-
Exercised	-	-
Expired	(2,500)	(29.00)
Options outstanding at March 31, 2014	2,500	$84.00

Restricted Stock Units ("RSU")

The Company has issued RSUs to certain employees.  RSUs issued to date vest in up to 6 to 24 months.

Transactions involving employee RSUs are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at March 31, 2012:	-	$-
Granted	810,000	3.80
Exercised	-	-
Canceled or expired	-	-
Outstanding at March 31, 2013:	810,000	3.80
Granted	-	-
Exercised	-	-
Canceled or expired	(80,000)	3.49
Outstanding at March 31, 2014:	730,000	$3.84

During the years ended March 31, 2014 and 2013, the Company charged the vesting portion of the RSU's $1,089,850 and $1,453,840 to current operations, respectively.

INVESTVIEW, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2014 AND 2013

Warrants

The following table summarizes the changes in warrants outstanding and the related prices for the shares of the Company’s common stock issued to shareholders at March 31, 2014:

	Warrants Outstanding			Warrants Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
Exercise	Number	Contractual	Exercise	Number	Exercise
Price	Outstanding	Life (Years)	Price	Exercisable	Price
$1.50	1,095,000	4.69	$1.50	1,095,000	$1.50
2.50	12,000	4.30	2.50	12,000	2.50
4.00	18,792	0.36	4.00	18,872	4.00
6.00	320,313	2.85	6.00	320,313	6.00
10.00	4,168	1.00	10.00	4,168	10.00
Total	1,450,273	4.22	$2.56	1,450,273	$2.56

Transactions involving the Company’s warrant issuance are summarized as follows:

		Average
	Number of	Price
	Shares	Per Share
Warrants outstanding at March 31, 2012	227,313	$6.40
Granted	132,813	6.00
Exercised	-
Cancelled or expired	(5,103)	(10.00)
Warrants outstanding at March 31, 2013	355,023	5.83
Granted	1,107,000	1.52
Canceled	(1,750)	(6,00)
Expired	(10,000)	(2.00)
Warrants outstanding at March 31, 2014	1,450,273	$3.28

During the year ended March 31, 2013, an aggregate warrants of 132,813 were issued in connection with the issuance of Convertible Promissory Notes (see Note 6). The warrants are exercisable for five years from the date of issuance at an exercise price of $6.00 per share. The warrants were valued using the Black Sholes option pricing method with the following assumptions: dividend yield $-0-, volatility of 392.45% to 419.54% and risk free rate of 0.65% to 0.89%.

During the year ended March 31, 2014, the Company granted an aggregate of 12,000 warrants to purchase the Company’s common stock at $2.50, expiring five years from the date of issuance, in connection with the sale of the Company’s common stock to a registered broker dealer pursuant the private offering sold in July 2013.

During the year ended March 31, 2014, the Company granted an aggregate of 1,075,000 warrants to purchase the Company’s common stock at $1.50, expiring five years from the date of issuance, in connection with the sale of the Company’s common stock.

During the year ended March 31 2014, the Company granted 20,000 warrants to purchase the Company’s common stock at $1.50, expiring five years from the date of issuance and canceled 1,750 warrants to purchase the Company’s common stock at $6.00, in connection with the settlement of convertible debt (See Note 6 above).

INVESTVIEW, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2014 AND 2013

11. SALE OF INSTILEND TECHNOLOGIES, INC. AND DISCOUNTED OPERATIONS

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

In addition, $150,000 of the Purchase Price (the "Escrow Funds") were used towards the payment by the Company of certain tax liabilities owed by Instilend. The Escrow Funds will be held in escrow until the Company has entered into settlement agreements with the relevant tax authorities, at which time the Company may authorize the Escrow Funds to be released for payment to the relevant tax authorities. In the event of a failure by the Company to make any payments in accordance with the terms of any such settlement agreements, the Company will issue shares of its common stock to Fortified equal to three times the unpaid amount of the remaining unpaid tax liabilities.

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

INVESTVIEW, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2014 AND 2013

The assets and liabilities of the discontinued operations as of March 31, 2014 and 2013 were as follows:

Assets:

	2014	2013
Cash	$-	$3,063
Accounts receivable	-	15,868
Total current assets of discontinued operations	$-	$18,931

Liabilities:
Accounts payable	$354,166	$301,160
Total current liabilities of discontinued operations	$354,166	$301,160

The Results of Operations for the years ended March 31, 2014 and 2013 are as follows:

	2014	2013
Sales	$31,736	$120,515

Operating Costs:
Selling, general and administrative	81,415	424,360
Impairment losses	-	969,290
Impairment losses – opening balance sheet	-	262,359
Depreciation and amortization	-	241,514
Loss on disposal of assets	18,515	-
Total operating costs	99,930	1,897,523
Net loss from operations	(68,194)	(1,777,008)

Other income (expense):
Interest expense	-	(11,295)
Net loss before income tax benefit	(68,194)	(1,788,303)
Income tax (benefit)	(102,891)	(262,359)
Net Income (loss)	$34,697)	$(1,525,944)

Management determined the Impairment loss of $969,290 was based on the following factors:

Customer Relationships - The asset was $445,069 which was impaired 100% to $ 0 as of March 31, 2013 due to the loss of all but one of the original active clients of minimal role.  All other clients terminated their relationships. The Employee Agreements including the non-compete clauses were also impaired 100% from $270,825 to $ 0 due to the release of the employees and settlement of their employment agreements. The Goodwill due to the loss of clients and revenue was also impaired, net of tax benefit to $0. The Software was adjusted to a value of $253,396 based on the continuing revenue of the one remaining client with annual gross revenue is $190k with approximately 1 ½ year remaining.

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

INVESTVIEW, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2014 AND 2013

12. LOSS PER COMMON SHARE

The following table presents the computation of basic and diluted loss per share for the years ended March 31, 2014 and 2013:

	2014	2013
Net loss - continuing operations	$(4,084,403)	$(7,805,366)
Net income (loss) - discontinued operations	34,697	(1,525,944)
Net loss available for common shareholders	$(4,152,597)	$(9,331,310)

Loss per share (basic and assuming dilution)-continuing operations	$(0.68)	$(1.56)
Loss per share (basic and assuming dilution)-discontinued operations	0.01	(0.30)
Loss per share (basic and assuming dilution)	$(0.67)	$(1.86)

Weighted average common shares outstanding
Basic	6,012,439	5,010,733
Fully diluted	7,846,001	5,759,295

13. COMMITMENTS AND CONTINGENCIES

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

INVESTVIEW, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2014 AND 2013

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

William C. Kosoff Employment Agreement

On April 1, 2013, the Company re-instated William C. Kosoff as Acting Chief Financial Officer. He resumed employment under the terms of his original employment agreement (the “Agreement”).  The Agreement may be extended or earlier terminated pursuant to the terms and conditions of the Agreement and provides for automatic renewals for successive two (2) year terms unless, prior to 90th calendar day preceding the expiration of the then existing term, either Company of Mr. Kosoff provide written notice to the other that it elects not to renew the term. The Agreement provides an annual compensation rate of $150,000. The current contract is valid until February 6th 2015.

Officer Compensation

During the year ended March 31, 2014, the Company recognized $600,000 of accrued salary and bonus pursuant to the employment agreement of the chief executive. The CEO’s salary increased from $300,000 to $400,000 beginning with the September 2012 quarter. The COO has not been paid any cash compensation since his employment date. We have accrued salary and bonus of approximately $464,450 for the COO. Additionally, approximately $530,000 and $798,000 has been charged to earnings for the year ended March 31, 2014 and 2013, respectively, for RSUs granted to the COO and CFO.

Operating lease

As of March 31st 2014. the Company’s corporate offices are in a 1,500 square foot facility in Red Bank, New Jersey leased at $3,150 per month expiring March 31, 2015.

The Company believes that its current properties are adequate for its current and immediately foreseeable operating needs. The Company does not have any policies regarding investments in real estate, securities or other forms of property.

Year ending March 31,
2015	$37,100

INVESTVIEW, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2014 AND 2013

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

The Company may be subject to other legal proceedings and claims which arise in the ordinary course of its business. Although occasional adverse decisions or settlements may occur, the Company believes that the final disposition of such matters should not have a material adverse effect on its financial position, results of operations or liquidity. The Company had no other pending legal proceedings or claims other than described above as of March 31, 2014.

NOTE 14. INCOME TAXES

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

The federal and state income tax provision (benefit) for March 31, 2014 and March 31, 2013 consists of the following:

	FY 2014	FY 2013
Income tax expense from continuing operations:
Current:
Federal	(35,773)
State	-
Total current	(35,773)	-

Deferred:
Federal	102,027
State	36,637
Total deferred	138,664	-

Total provision	102,891	0

	FY 2014	FY 2013
Income tax expense from discontinued operations:
Current:
Federal	35,773
State	-
Total current	35,773	-

Deferred:
Federal	(102,027)	(232,176)
State	(36,637)	(30,183)
Total deferred	(138,664)	(262,359)

Total benefit	(102,891)	(262,359)

INVESTVIEW, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2014 AND 2013

Deferred income taxes represent the tax effect of transactions that are reported in different periods for financial and tax reporting purposes. Temporary differences and carryforwards that give rise to a significant portion of the deferred income tax benefits and liabilities are as follows at March 31, 2014 and March 31, 2013:

	2014	2013
Long-term deferred income tax assets before valuation allowance:
Loss carryforwards	$13,613,626	$12,151,561
Employee stock options	1,192,666	767,516
Deferred compensation	823,770	850,702
Intangible assets	6,624,971	7,805,765
Fixed assets	235,867	243,765
Unpaid officer salaries	703,308	1,022,251
Other	457,436	293,047

Total deferred income tax assets before valuation allowance	23,651,644	23,134,522
Less valuation allowance	(23,987,188)	(22,996,257)
Total deferred income tax assets	(335,544)	138,265

Long-term deferred income tax liabilities:
Beneficial conversion feature	(21,545)	(136,823)
Goodwill	-	(1,442)

Total deferred income tax liabities	(21,545)	(138,265)

Net deferred income tax assets/(liabilities)	(357,089)	-

The Company has provided a valuation allowance against the full amount of the deferred tax assets, since in the opinion of management based upon the earnings history of the Company, it is more likely than not that the benefits will not be realized.

INVESTVIEW, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2014 AND 2013

As of March 31, 2014, the Company had approximately $38,000,000 of federal and state loss carryforwards which expire at various dates through fiscal year 2034. As of March 31, 2013, the Company had approximately $34,000,000 and of federal and state loss carryforwards which expire at various dates through fiscal year 2033.

Due to possible changes in the Company's ownership, the future use of its existing net operating losses may be limited. All or portion of the remaining valuation allowance may be reduced in future years based on an assessment of earnings sufficient to fully utilize these potential tax benefits.

A reconciliation of the U.S. federal statutory income tax rate to the Company’s effective income tax rate is as follows:

	FY14	FY13
U.S. federal statutory income tax rate	35.0%	35.0%
State taxes	5.3%	3.1%
Loss on settlement of debt	0.0%	1.2%
Common stock for services rendered	(3.4)%	0.0%
Warrants Write-off	(2.9)%	0.0%
Stock options	0.0%	(9.9)%
Employment taxes penalty	0.0%	(1.4)%
Other	(12.2)%	4.8%
Increase in valuation allowance	(24.3)%	(32.8)%
Effective income tax rate	(2.5)%	0.0%

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

The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. The Company had no accruals for interest and penalties at March 31, 2014 and 2013.

The Company does not expect the amount of unrecognized tax benefits to materially change within the next twelve months.

The Company is required to file income tax returns in the U.S. Federal jurisdiction, in New York State, New Jersey, and in Utah. The Company is no longer subject to income tax examinations by tax authorities for tax years ending before March 31, 2011.

INVESTVIEW, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2014 AND 2013

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

INVESTVIEW, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2014 AND 2013

The carrying value of the Company’s cash and cash equivalents, accounts receivable, accounts payable, short-term borrowings (including convertible notes payable), and other current assets and liabilities approximate fair value because of their short-term maturity.

The following table provides a summary of changes in fair value of the Company’s Level 3 financial liabilities as of March 31, 2014:

Warrant
Derivative
Liability
Balance, March 31, 2012	$9,862

Mark-to-market at March 31, 2013:
- Warrants reset provision	(5,425)

Balance, March 31, 2013:	4,437

Mark-to-market at March 31, 2014:
- Warrants reset provision	(4,113)

Balance, March 31, 2014	$324

Net gain for the period included in earnings relating to the liabilities held at March 31, 2014	$(4,113)

Fluctuations in the Company’s stock price are a primary driver for the changes in the derivative valuations during each reporting period. The Company’s stock price decreased approximately 15% from April 1, 2013 to March 31, 2014. As the stock price decreases for the related derivative instruments, the value to the holder of the instrument generally deceases, therefore decreasing the liability on the Company’s balance sheet. Additionally, stock price volatility is one of the significant unobservable inputs used in the fair value measurement of each of the Company’s derivative instruments. The simulated fair value of these liabilities is sensitive to changes in the Company’s expected volatility. Increases in expected volatility would generally result in a higher fair value measurement. A 10 percent change in pricing inputs and changes in volatilities and correlation factors would result in less than a $73 change in our Level 3 fair value.

16. SUBSEQUENT EVENTS

On June 6, 2014, the Company issued an aggregate of 200,000 shares of its common stock for consulting services.

On June 9, 2014, the Company entered into a Securities Purchase Agreement with Allied Global Ventures LLC (“Allied Global”) pursuant to which Allied Global acquired 500,000 shares of the Company’s common stock (the “Allied Shares”) together with Common Stock Purchase Warrants to acquire up to 500,000 shares of common stock (the “Allied Warrants” and collectively with the Allied Shares, the “Allied Securities”) for an aggregate purchase price of $500,000. The Allied Warrant is exercisable for a period of five years at an exercise price of $1.50 per share.

The Allied Securities were offered and sold in a private placement transaction made in reliance upon exemptions from registration pursuant to Section 4(2) under the Securities Act of 1933 (the “Securities Act”) and/or Rule 506 promulgated under the Securities Act. Allied Global is an accredited investors as defined in Rule 501 of Regulation D promulgated under the Securities Act.

On June 12, 2014, the Chief Executive Officer ("CEO") of the Company and the Company elected to convert accrued salary and bonuses owed to the CEO by the Company as of March 31, 2014 in the aggregate amount of $1,162,500 into 1,066,515 shares of restricted common stock of the Company at a per share price of $1.09 (the "Shares"), which represents the 20 day average market price.

The issuance of the Shares was made in reliance upon exemptions from registration pursuant to section 4(2) under the Securities Act of 1933 and/or Rule 506 promulgated under Regulation D thereunder. The CEO is an accredited investor as defined in Rule 501 of Regulation D promulgated under the Securities Act of 1933.

On June 16th 2014, the Chief Operating Officer, David M. Kelley, gave notice of his resignation.

On June 30th 2014 an Exchange Offering was completed whereby the majority of the Convertible Note Holders either extended their notes for three additional years to July 1 2017 or converted their notes to shares. As a result 1,421,038 shares were issued in exchange for with a face value of $1.1 Million.

