Form 10-Q
period 2014-06-30
Investview, Inc.
filed 2014-08-14
CIK 862651

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

As of August 12, 2014, there were 11,052,331 shares of common stock, (of which 1,300 shares are in treasury), par value $.001 per share, outstanding.

INVESTVIEW, INC.

FORM 10-Q

QUARTERLY PERIOD ENDED JUNE 30, 2014

INVESTVIEW, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	March 31,
	2014	2014
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$303,537	$195,783
Accounts receivable	-	15,000
Deferred costs	5,749	4,499
Prepaid expenses	277,859	5,250
Other current assets	1,690	1,690
Total current assets	588,835	222,222

Other assets:
Deposits	105,000	105,000
Total other assets	105,000	105,000

Total assets	$693,835	$327,222

LIABILITIES AND DEFICIENCY IN STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$1,127,779	$1,486,175
Deferred revenue	19,825	64,194
Due to related party	992,973	1,936,992
Convertible notes payable, current portion	-	915,351
Convertible notes payable, current portion-related party	-	466,150
Notes payable, current portion	220,000	220,000
Current liabilities of discontinued operations	354,166	354,166
Total current liabilities	2,714,743	5,443,028

Long term debt:
Warrant liability	-	324
Notes payable, long term portion	155,993	153,600
Convertible notes payable, long term portion	1,601,294	443,707
Convertible notes payable, long term portion-related party	258,799	491,185
Total long term debt	2,016,086	1,088,816

Total liabilities	4,730,829	6,531,844

DEFICIENCY IN STOCKHOLDERS' EQUITY
Preferred stock, par value: $0.001; 10,000,000 shares authorized, None issued and outstanding as of June 30, 2014 and March 31, 2014	-	-
Common stock, par value $0.001; 15,000,000 shares authorized; 10,327,740 and 7,010,188 issued and 10,326,440 and 7,008,888 outstanding as of June 30, 2014 and 2013, respectively	10,328	7,010
Additional paid in capital	90,486,273	83,098,605
Common stock subscriptions	-	50,000
Treasury stock, 1,300 shares	(8,589)	(8,589)
Accumulated deficit	(94,525,006)	(89,351,648)
Total deficiency in stockholders' equity	(4,036,994)	(6,204,622)

Total liabilities and deficiency in stockholders' equity	$693,835	$327,222

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

INVESTVIEW, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three months ended June 30,
	2014	2013
Revenue, net:	$170,453	$304,951

Operating costs and expenses:
Cost of sales and service	16,128	108,681
Selling, general and administrative	910,387	767,447
Total operating costs and expenses	926,515	876,128

Net loss from operations	(756,062)	(571,177)

Other income (expense):
Gain (loss) on change in fair value of warrant and derivative liabilities	324	(376)
Loss on settlement of debt	(4,023,202)	-
Interest, net	(393,918)	(217,877)

Loss from continuing operations before income taxes	(5,172,858)	(789,430)

Income taxes benefit	-	250,000

Loss from continuing operations	(5,172,858)	(539,430)

Loss from discontinued operations	(500)	(317,865)

NET LOSS	$(5,173,358)	$(857,295)

Loss per common share, basic and diluted;
Continuing operations	$(0.69)	$(0.14)
Discontinued operations	(0.00)	(0.06)
Total	$(0.69)	$(0.20)

Weighted average number of common shares outstanding-basic and diluted	7,551,016	5,503,283

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

INVESTVIEW, INC.

CONDENSED CONSOLIDATED STATEMENT OF DEFICIENCY IN STOCKHOLDERS' EQUITY

THREE MONTHS ENDED JUNE 30, 2014

(unaudited)

			Additional	Common
	Common stock		Paid in	Stock	Treasury	Accumulated
	Shares	Amount	Capital	Subscription	Stock	Deficit	Total
Balance, April 1, 2014	7,010,188	$7,010	$83,098,605	$50,000	$(8,589)	$(89,351,648)	$(6,204,622)
Common stock issued for previously vested restricted stock units	125,000	125	(125)	-	-	-	-
Common stock issued as officer compensation	1,066,515	1,067	1,161,433	-	-	-	1,162,500
Common stock issued for services	200,000	200	329,800	-	-	-	330,000
Sale of common stock	505,000	505	504,495	-	-	-	505,000
Common stock issued in settlement of debt	1,421,037	1,421	3,729,510	-	-	-	3,730,931
Return of common stock subscription received	-	-	-	(50,000)	-	-	(50,000)
Fair value of vesting restricted stock units	-	-	219,750	-	-	-	219,750
Loss on settlement of debt	-	-	1,442,805	-	-	-	1,442,805
Net loss	-	-	-	-	-	(5,173,358)	(5,173,358)
Balance, June 30, 2014	10,327,740	$10,328	$90,486,273	$-	$(8,589)	$(94,525,006)	$(4,036,994)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

INVESTVIEW INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Three months ended June 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss from continuing operations	$(5,172,858)	$(789,430)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount relating to convertible notes payable	326,182	153,407
Employee stock based compensation	219,750	243,215
Change in fair value of warrant and derivative liabilities	(324)	376
Loss on settlement of debt	4,023,202	-
Amortization of deferred compensation	57,391	-
Changes in operating assets and liabilities:
Accounts receivable	15,000	9,704
Deferred costs	(1,250)	(1,288)
Prepaid and other assets	-	(3,000)
Accounts payable and accrued liabilities	12,049	165,186
Due to related parties	218,481	(87,502)
Deferred revenue	(44,369)	45,993
Net cash used in continuing operating activities:	(346,746)	(263,339)
Net cash (used in) provided by discontinued operating activities:	(500)	84,836
Net cash used in operating activities	(347,246)	(178,503)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from long term deposit	-	6,750
Net cash provided by investing activities:	-	6,750

CASH FLOWS FROM FINANCING ACTIVITIES:
(Repayments of) proceeds from common stock subscriptions	(50,000)	150,000
Proceeds from sale of common stock	505,000	-
Net proceeds provided by financing activities	455,000	150,000

Net increase (decrease) in cash and cash equivalents	107,754	(21,753)
Cash and cash equivalents-beginning of period	195,783	176,282
Cash and cash equivalents-end of period	$303,537	$154,529

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$-	$-
Income taxes	$-	$-
Non cash financing activities:
Common stock issued in settlement of notes payable and accrued interest	$1,296,345	$-
Common stock issued in settlement of accrued officer salaries	$1,162,500	$-
Common stock issued for future services	$330,000	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

INVESTVIEW, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2014

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

Interim Financial Statements

The following (a) condensed consolidated balance sheet as of June 30, 2014, which has been derived from audited financial statements, and (b) the unaudited condensed consolidated interim financial statements of the Company have been prepared in accordance with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended June 30, 2014 are not necessarily indicative of results that may be expected for the year ending March 31, 2015. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended March 31, 2014 included in the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission (“SEC”) on July 15, 2014.

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

JUNE 30, 2014

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

Use of Estimates

The preparation of these condensed consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Fair Value of Financial Instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of June 30, 2014 and March 31, 2014. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash and accounts payable. Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

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

For the periods ended June 30, 2014 and 2013, the Company did not grant stock options to employees.

INVESTVIEW, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2014

In addition, the Company issued restricted stock units ("RSU") during the year ended March 31, 2014. The fair value of the vesting RSUs of $219,750 and $243,215 was recorded as a current period charge to earnings during the three months ended June 30, 2014 and 2013, respectively.

Net Loss per Share

The Company follows Accounting Standards Codification subtopic 260-10, Earnings Per Share (“ASC 260-10”) specifying the computation, presentation and disclosure requirements of earnings per share information. Basic loss per share has been calculated based upon the weighted average number of common shares outstanding. The Company excluded 1,668,746 and 748,562 shares of common stock equivalents, that would be resulted from conversion of convertible debt, or exercise of stock options and warrants, from the diluted loss per share because their effect is anti-dilutive on the computation for the three months ended June 30, 2014 and 2013, respectively.

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

Segment Information

Accounting Standards Codification subtopic Segment Reporting 280-10 (“ASC 280-10”) establishes standards for reporting information regarding operating segments in annual financial statements and requires selected information for those segments to be presented in interim financial reports issued to stockholders. ASC 280-10 also establishes standards for related disclosures about products and services and geographic areas. Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision-making group, in making decisions how to allocate resources and assess performance. The information disclosed herein materially represents all of the financial information related to the Company’s only material principal operating segment after the discontinued operations of Instilend (See Note 8).

Prepaid expenses

Prepaid expenses include the fair value of the Company’s common stock issued for future services of $272,609 to consultants and is amortized ratably over the future service life. For the three months ended June 30, 2014 and 2013, the Company recorded as current period charge to operations $57,391 and $-0-, respectively.

Recent Accounting Pronouncements

The FASB has issued ASU No. 2014-09, Revenue from Contracts with Customers. This ASU supercedes the revenue recognition requirements in Accounting Standards Codification 605 - Revenue Recognition and most industry-specific guidance throughout the Codification. The standard requires that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. This ASU is effective on January 1, 2017 and should be applied retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying the ASU recognized at the date of initial application. The Company has not yet determined the effect of the adoption of this standard and it is expected to have a material impact on the Company’s condensed consolidated financial position and results of operations.

INVESTVIEW, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2014

The FASB has issued ASU No. 2014-12, Compensation – Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. This ASU requires that a performance target that affects vesting, and that could be achieved after the requisite service period, be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant date fair value of the award. This update further clarifies that compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered.. The amendments in this ASU are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Earlier adoption is permitted. The Company has not yet determined the effect of the adoption of this standard and it is expected to have a material impact on the Company’s condensed consolidated financial position and results of operations.

There are other various updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to a have a material impact on the Company's financial position, results of operations or cash flows.

2. GOING CONCERN MATTERS

The Company’s unaudited condensed consolidated financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred significant recurring losses which have resulted in an accumulated deficit of $94,525,006, net loss of $5,172,858 and net cash used in operations of $347,246 for the three months ended June 30, 2014 which raises substantial doubt about the Company’s ability to continue as a going concern.

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

3. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities consisted of the following at June 30, 2014 and March 31, 2014:

	June 30, 2014	March 31, 2014
Accounts payable	$353,035	$395,852
Accrued interest payable, short term	220,950	527,521
Accrued payroll taxes	536,442	541,692
Accrued salaries and wages	17,352	21,110
	$1,127,779	$1,486,175

As of June 30, 2014 and March 31, 2014, accrued payroll taxes included the effects of an estimated payroll tax liability for stock based compensation issued to an officer.

INVESTVIEW, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2014

4. NOTES PAYABLE

At June 30, 2014 and March 31, 2014, balances consist of the following:

	June 30, 2014	March 31, 2014
Note payable, currently in default	$200,000	$200,000
Notes payable, due September 2014	20,000	20,000
Notes payable, due September 2015	120,000	120,000
Long term accrued interest	35,993	33,600
Total	375,993	373,600
Less: Notes payable, current portion	(220,000)	(220,000)
Notes payable, long term portion	$155,993	$153,600

A summary of notes payable at June 30, 2014 and March 31, 2013 are as follows:

On January 20, 2009, the Company received $200,000 in exchange for a promissory note, payable, due July 20, 2009 with interest due monthly at 20% per annum. The note is secured by common stock of the Company and is personally guaranteed by certain officers of the Company. The note contains certain first right of payment should the Company be successful in raising $500,000 to $1,500,000 in a Private Placement Offering before any payments can be distributed from the escrow at the offering. In connection with the issuance of the promissory note payable, the Company issued warrants to purchase its common stock at $2.00 per share for five years. The fair value of the warrants of $101,183, representing debt discount, has been fully amortized. This Note is currently in default. Interest on this note has been fully accrued. On August 21, 2013, the Company received a summons and complaint from the Superior Court of New Jersey for $931,521 (see Note 9).

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

INVESTVIEW, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2014

5. CONVERTIBLE NOTES

At June 30, 2014 and March 31, 2014, convertible note balances consisted of the following:

	June 30, 2014	March 31, 2014
Convertible Promissory Notes #1, of which $300,000 related party, net of unamortized discount of $98,540	$-	$1,101,460
Convertible Promissory Notes #2, of which $200,000 related party, net of unamortized discount of $9,215	-	190,785
Convertible Promissory Notes #3, net of unamortized discount of $10,744	-	89,256
Convertible Promissory Notes #4, of which $300,000 related party, net of unamortized discount of $163,056	-	336,944
Convertible Promissory Note #5, net of unamortized discount of $13,347	-	86,653
Convertible Promissory Note #6, net of unamortized discount of $26,749	-	173,251
Convertible Promissory Note #7, net of unamortized discount of $31,821 and $36,353, respectively	230,679	226,147
Convertible Promissory Notes #8, of which $258,799 related party	1,603,121	-
Long term interest	26,293	111,897
Total	1,860,093	2,316,393
Less: convertible notes payable, current portion	-	915,351
Less: convertible notes payable, related party, current portion	-	466,150
Less: Convertible notes payable, long term portion	1,601,294	443,707
Convertible notes payable-related party, net of discount, long term portion	$258,799	$491,185

Aggregate maturities of long-term debt as of June 30, 2014 are as follows:

For the twelve months ended June 30,	Amount
2015	-
2016	262,500
2017	1,603,121
Total	$1,865,621

During the three months ended June 30, 2014, the Company incurred an aggregate of $99,225 and $81,326 as interest expense relating to the amortization of debt discount and accrued interest with regard to related party notes.

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

INVESTVIEW, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2014

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

On June 30, 2014, the Company issued an aggregate of 545,700 shares of common stock in settlement of $400,000 of notes payable and accrued interest. As an inducement to convert, the Company offered a conversion rate of $1.00 per share and an aggregate of 545,700 warrants to acquire the Company’s common stock exercisable at $1.50 per share for five years in exchange for conversion of notes and cancellation of previously issued warrants to acquire 50,000 shares of the Company’s common stock at $6.00. As a result, the Company recorded a net loss on settlement of debt $937,565. The change in fair value of exchanged warrants was determined using the Black-Scholes pricing model and the following assumptions: contractual terms of 2-5 years, an average risk free interest rate of 0.47% to 1.62%, a dividend yield of 0%, and volatility of 422.71%.

Also on June 30, 2014, the Company exchanged the remaining $800,000 of convertible notes and 100,000 warrants to acquire the Company’s common stock for new convertible notes and warrants. In connection with the exchange, the Company recorded a loss on settlement of debt of $982,257 representing the fair value of the issued warrants. (See Convertible Notes # 8 below)

For the three months ended June 30, 2014 and 2013, the Company amortized $98,540 and $99,635 of debt discount to current period operations as interest expense, respectively.

Convertible Notes # 2

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

INVESTVIEW, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2014

On June 30, 2014, the Company issued 126,364 shares of common stock in settlement of $100,000 note payable and accrued interest. As an inducement to convert, the Company offered a conversion rate of $1.00 per share and an aggregate of 126,364 warrants to acquire the Company’s common stock exercisable at $1.50 per share for five years in exchange for conversion of notes and cancellation of previously issued warrants to acquire 12,500 shares of the Company’s common stock at $6.00. As a result, the Company recorded a net loss on settlement of debt $226,513. The change in fair value of exchanged warrants was determined using the Black-Scholes pricing model and the following assumptions: contractual terms of 2-5 years, an average risk free interest rate of 0.47% to 1.62%, a dividend yield of 0%, and volatility of 422.71%.

Also on June 30, 2014, the Company exchanged the remaining $100,000 of convertible note and 12,500 warrants to acquire the Company’s common stock for new convertible notes and warrants. In connection with the exchange, the Company recorded a loss on settlement of debt of $118,865 representing the fair value of the issued warrants. (See Convertible Notes # 8 below)

For the three months ended June 30, 2014 and 2013, the Company amortized and wrote off $9,215 and $3,089 of debt discount to current period operations as interest expense, respectively.

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

On June 30, 2014, the Company issued 130,416 shares of common stock in settlement of the note payable and accrued interest. As an inducement to convert, the Company offered a conversion rate of $1.00 per share and an aggregate of 130,416 warrants to acquire the Company’s common stock exercisable at $1.50 per share for five years in exchange for conversion of notes and cancellation of previously issued warrants to acquire 12,500 shares of the Company’s common stock at $6.00. As a result, the Company recorded a net loss on settlement of debt $223,575. The change in fair value of exchanged warrants was determined using the Black-Scholes pricing model and the following assumptions: contractual terms of 2-5 years, an average risk free interest rate of 0.47% to 1.62%, a dividend yield of 0%, and volatility of 422.71%.

For the three months ended June 30, 2014 and 2013, the Company amortized and wrote off $10,744 and $10,744 of debt discount to current period operations as interest expense, respectively.

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

JUNE 30, 2014

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

On June 30, 2014, the Company issued 247,655 shares of common stock in settlement of $200,000 notes payable and accrued interest. As an inducement to convert, the Company offered a conversion rate of $1.00 per share and an aggregate of 247,655 warrants to acquire the Company’s common stock exercisable at $1.50 per share for five years in exchange for conversion of notes and cancellation of previously issued warrants to acquire 25,000 shares of the Company’s common stock at $6.00. As a result, the Company recorded a net loss on settlement of debt $423,288. The change in fair value of exchanged warrants was determined using the Black-Scholes pricing model and the following assumptions: contractual terms of 2-5 years, an average risk free interest rate of 0.47% to 1.62%, a dividend yield of 0%, and volatility of 422.71%.

Also on June 30, 2014, the Company exchanged the remaining $300,000 of convertible notes and 37,500 warrants to acquire the Company’s common stock for new convertible notes and warrants. In connection with the exchange, the Company recorded a loss on settlement of debt of $227,868 representing the fair value of the issued warrants. (See Convertible Notes # 8 below)

For the three months ended June 30, 2014 and 2013, the Company amortized and wrote off $163,056 and $29,343 of debt discount to current period operations as interest expense, respectively.

Convertible Note # 5

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

On June 30, 2014, the Company issued 121,964 shares of common stock in settlement of the note payable and accrued interest. As an inducement to convert, the Company offered a conversion rate of $1.00 per share and an aggregate of 121,964 warrants to acquire the Company’s common stock exercisable at $1.50 per share for five years in exchange for conversion of notes and cancellation of previously issued warrants to acquire 12,500 shares of the Company’s common stock at $6.00. As a result, the Company recorded a net loss on settlement of debt $208,286. The change in fair value of exchanged warrants was determined using the Black-Scholes pricing model and the following assumptions: contractual terms of 2-5 years, an average risk free interest rate of 0.47% to 1.62%, a dividend yield of 0%, and volatility of 422.71%.

INVESTVIEW, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2014

For the three months ended June 30, 2014 and 2013, the Company amortized and wrote off $13,347 and $1,760 of debt discount to current period operations as interest expense, respectively.

Convertible Note # 6

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

On June 30, 2014, the Company issued 243,254 shares of common stock in settlement of the note payable and accrued interest. As an inducement to convert, the Company offered a conversion rate of $1.00 per share and an aggregate of 243,254 warrants to acquire the Company’s common stock exercisable at $1.50 per share for five years in exchange for conversion of notes and cancellation of previously issued warrants to acquire 25,000 shares of the Company’s common stock at $6.00. As a result, the Company recorded a net loss on settlement of debt $415,359. The change in fair value of exchanged warrants was determined using the Black-Scholes pricing model and the following assumptions: contractual terms of 2-5 years, an average risk free interest rate of 0.47% to 1.62%, a dividend yield of 0%, and volatility of 422.71%.

For the three months ended June 30, 2014 and 2013, the Company amortized and wrote off $26,749 and $3,453 of debt discount to current period operations as interest expense, respectively.

Convertible Note # 7

On March 30, 2013, the Company issued a $262,500 in secured Convertible Promissory Note that matures March 30, 2016. The Promissory Note bears interest at a rate of 8% and can be convertible into 65,625 shares of the Company’s common stock, at a conversion rate of $4.00 per share. Interest will also be converted into common stock at the conversion rate of $4.00 per share. In connection with the issuance of the Convertible Promissory Notes, the Company issued 32,813 warrants to purchase the Company’s common stock at $6.00 per share over five years.

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

For the three months ended June 30, 2014 and 2013, the Company amortized $4,532 and $4,532 of debt discount to current period operations as interest expense, respectively.

INVESTVIEW, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2014

Convertible Notes # 8

On June 30, 2014, the Company issued an aggregate of $1,603,121 in secured Convertible Promissory Notes, of which $258,799 related party, that mature June 30, 2017 in exchange for the cancellation of $1,200,000 previously issued convertible notes, accrued interest of $257,310 and an incentive of $145,811 . The Promissory Notes bears interest at a rate of 8% and can be convertible into 1,603,121 shares of the Company’s common stock, at a conversion rate of $1.00 per share. Interest will also be converted into common stock at the conversion rate of $1.00 per share. In connection with the issuance of the Convertible Promissory Notes, the Company issued 1,603,121 warrants to purchase the Company’s common stock at $1.50 per share over five years.

In connection with the issuance of the promissory notes, the Company issued detachable warrants granting the holder the right to acquire an aggregate of 1,603,121 shares of the Company’s common stock at $1.50 per share, net cancellation of previously issued 150,000 warrants to acquire the Company’s stock at $6.00 . The new warrants expire five years from the issuance.

The Company did not record an embedded beneficial conversion feature in the notes since the fair value of the common stock did not exceed the conversion rate at the date of issuance.

In connection with the exchange, the Company recorded an aggregate loss on settlement of debt of $1,588,616 comprised of $1,442,805 representing the fair value of the issued warrants (See Convertible Notes # 1, 2 and 4 above) and $145,811 representing the above described incentive. The Company valued the warrants using the Black-Scholes pricing model and the following assumptions: contractual terms of 5 years, an average risk free interest rate of 1.62%, a dividend yield of 0%, and volatility of 422.71%.

6. CAPITAL STOCK

Common Stock

In April 2014, the Company issued an aggregate of 125,000 shares of common stock in payment of vested restricted stock units.

In June 2014, the Company issued 1,066,515 shares of its common stock as payment of previously accrued officer salaries of $1,162,500.

In June 2014, the Company issued an aggregate of 200,000 shares of its common stock for future services valued at $330,000. The unamortized fair value of $272,609 is reflected in prepaid expenses as of June 30, 2014 in accompanying balance sheet.

7. STOCK OPTIONS AND WARRANTS

Employee Stock Options

The following table summarizes the changes in employee stock options outstanding and the related prices for the shares of the Company’s common stock issued to employees of the Company under two employee stock option plans. The nonqualified plan adopted in 2007 is for 65,000 shares of which 47,500 have been granted as of September 30, 2013. The qualified plan adopted in October of 2008 authorizing 125,000 shares was approved by a majority of the Shareholders on September 16, 2009. To date 42,500 shares have been granted as of June 30, 2014.

The following table summarizes the changes in options outstanding and the related prices for the shares of the Company’s common stock issued to employees of the Company at June 30, 2014:

INVESTVIEW, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2014

	Options Outstanding			Options Exercisable
			Weighted		Weighted
		Weighted	Average		Average
		Average	Exercise		Exercise
Range of	Number of	Remaining	Price of	Number of	Price of
Exercise	Shares	Contractual	Outstanding	Shares	Exercisable
Prices	Outstanding	Life (Years)	Options	Exercisable	Options
$10.00	35,000	5.26	$10.00	35,000	$10.00
12.00	2,500	2.61	12.00	2,500	12.00
	37,500	5.33	$10.20	37,500	$10.20

Transactions involving stock options issued to employees are summarized as follows:

Weighted
Average
	Number of	Exercise
	Shares	Price
Options outstanding at March 31, 2013	37,500	$10.20
Granted	-	-
Exercised	-	-
Canceled	-	-
Options outstanding at March 31, 2014	37,500	10.20
Granted	-	-
Exercised	-	-
Canceled	-	-
Options outstanding at June 30, 2014	37,500	$10.20

There was no stock-based compensation expense for periods presented.

Non-Employee Stock Options

The following table summarizes the changes in options outstanding and the related prices for the shares of the Company’s common stock issued to consultants and non-employees of the Company at June 30, 2014:

	Options Outstanding			Options Exercisable
Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
Exercise	Number	Contractual	Exercise	Number of	Exercise
Prices	Outstanding	Life (Years)	Price	Exercisable	Price
$84.00	2,500	2.58	$84.00	2,500	$84.00

Transactions involving stock options issued to consultants and non-employees are summarized as follows:

INVESTVIEW, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2014

		Weighted
		Average
	Number of	Price
	Shares	Per Share
Options outstanding at March 31, 2013	5,000	$56.00
Granted	-
Exercised	-	-
Expired	-	-
Options outstanding at March 31, 2014	5,000	56.00
Granted	-	-
Exercised	-	-
Expired	(2,500)	(29.00)
Options outstanding at June 30, 2014	2,500	$84.00

Restricted Stock Units ("RSU")

The Company has issued RSUs to certain employees.  RSUs issued to date vest in up to 6 to 24 months.

Transactions involving employee RSUs are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at March 31, 2013:	-	$-
Granted	810,000	3.80
Exercised	-	-
Canceled or expired	(80,000)	3.49
Outstanding at March 31, 2014:	730, 000	3.84
Granted	-	-
Exercised	(125,000)	3.75
Canceled or expired	(125,000)	3.75
Outstanding at June 30, 2014:	480,000	$3.88

During the three months ended June 30, 2014 and 2013, the Company charged the vesting portion of the RSU's $219,750 and $243,215 to current operations, respectively.

Warrants

The following table summarizes the changes in warrants outstanding and the related prices for the shares of the Company’s common stock issued to shareholders at June 30, 2014:

INVESTVIEW, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2014

	Warrants Outstanding			Warrants Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
Exercise	Number	Contractual	Exercise	Number	Exercise
Price	Outstanding	Life (Years)	Price	Exercisable	Price
$1.50	4,624,158	4.87	$1.50	4,624,158	$1.50
2.50	12,000	4.05	2.50	12,000	2.50
4.00	18,792	0.11	4.00	18,792	4.00
6.00	32,813	3.75	6.00	32,813	6.00
10.00	4,168	0.75	10.00	4,168	10.00
Total	4,691,931	4.83	$1.56	4,691,931	$1.56

Transactions involving the Company’s warrant issuance are summarized as follows:

		Average
	Number of	Price
	Shares	Per Share
Warrants outstanding at March 31, 2013	355,023	$5.83
Granted	1,107,000	1.52
Canceled	(1,750)	(6.00)
Expired	(10,000)	(2.00)
Warrants outstanding at March 31, 2014	1,450,273	3.28
Granted	3,529,158	1.50
Canceled	(287,500)	(6.00)
Expired	-	(2.00)
Warrants outstanding at June 30, 2014	4,691,931	$1.56

During the three months ended June 30, 2014, the Company issued an aggregate of warrants to purchase 3,024,158 shares of the Company’s common stock for five years, exercisable at $1.50 and cancelled warrants to purchase 287,500 shares of the Company’s common stock at $6.00 in connection with settlement or modification of debt (see Note 5 above).

During the three months ended June 30, 2014, the Company granted an aggregate of 505,000 warrants to purchase the Company’s common stock at $1.50, expiring five years from the date of issuance, in connection with the sale of the Company’s common stock.

8. DISCONTINUED OPERATIONS

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

JUNE 30, 2014

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

The assets and liabilities of the discontinued operations as of June 30, 2014 and March 31, 2014 were as follows:

Assets:

	June 30, 2014	March 31, 2014
Cash	$-	$-
Accounts receivable	-	-
Total current assets of discontinued operations	$-	$-

Liabilities:
Accounts payable	$354,166	$354,166
Total current liabilities of discontinued operations	$354,166	$354,166

The Results of Operations for the three months ended June 30, 2014 and 2013 are as follows:

	June 30, 2014	June 30, 2013
Sales	$-	$15,868

Operating costs:
Selling, general and administrative	500	65,218
Loss on disposal of assets	-	18,515
Total operating costs	500	83,733
	-
Net loss before income tax benefit	(500)	(67,865)
Income tax benefit	-	250,000
Loss	$(500)	$(317,865)

9. COMMITMENTS AND CONTINGENCIES

Litigation

On August 21, 2013, Evenflow Funding, LLC (“Evenflow”), a creditor of the Company due to the Company’s issuance of a promissory note dated January 20, 2009 for $200,000, filed a complaint against the Company, and certain officers that personally guaranteed the original note, in the Supreme Court of the State of New Jersey (the “Court”) for payment of the promissory note, accrued interest and penalties in aggregate of $931,521. The Company had been previously instructed by authorities not to make required payments due to legal issues previously facing Evenflow, LLC. However, the Company has accrued the aggregate of $413,973, as contract defined, and plans to vigorously defend its position.

INVESTVIEW, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2014

The Company may be subject to other legal proceedings and claims which arise in the ordinary course of its business. Although occasional adverse decisions or settlements may occur, the Company believes that the final disposition of such matters should not have a material adverse effect on its financial position, results of operations or liquidity. The Company had no other pending legal proceedings or claims other than described above as of June 30, 2014.

10. SUBSEQUENT EVENTS

On July 14, 2014, David M. Kelley and the Company entered into an agreement (the "Kelley Agreement") pursuant to which the Company converted $569,589.04 in compensation owed to Mr. Kelley pursuant to his Employment Agreement into 569,589 shares of common stock of the Company (the "Conversion Shares") and the parties finalized the terms of Mr. Kelley’s resignation as Chief Operating Officer of the Company with an effective date as of June 16, 2014. Mr. Kelley’s resignation was not the result of any disagreements with management. The Company also agreed to issue Mr. Kelley 237,328 shares of common stock of the Company owed to Mr. Kelley pursuant to his Employment Agreement.

In addition, pursuant to the Kelley Agreement, Mr. Kelley will be engaged by the Company as a consultant to assist in providing certain transition services to the Company for a term of three months beginning on July 15, 2014 and ending on October 15, 2014 in consideration of 15,000 shares of common stock of the Company (the "Additional Shares").

As consideration for entering into the Kelley Agreement, Mr. Kelley: (i) Granted a full release to the Company against any and all future claims with respect to all compensation owed; (ii) agreed to a non-solicitation period of one year; and (iii) agreed not to sell, transfer or otherwise dispose of the Conversion Shares or the Additional Shares for a period of 12 months from the date of the Kelley Agreement.

On July 30th 2014, the Company issued 50,000 shares to each of three Directors as Director Compensation for a total of 150,000 shares.

Item 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward-Looking Statements

This Quarterly Report Form 10-Q, including this discussion and analysis by management, contains or incorporates forward-looking statements. All statements other than statements of historical fact made in this report are forward looking. In particular, the statements herein regarding industry prospects and future results of operations or financial position are forward-looking statements. These forward-looking statements can be identified by the use of words such as “believes,” “estimates,” “could,” “possibly,” “probably,” “anticipates,” “projects,” “expects,” “may,” “will,” or “should” or other variations or similar words. No assurances can be given that the future results anticipated by the forward-looking statements will be achieved. Forward-looking statements reflect management’s current expectations and are inherently uncertain. Our actual results may differ significantly from management’s expectations. For factors that may cause actual results to differ from management’s expectations, reference should be made to the Company’s Form 10-K for the year ended March 31, 2014 filed with the Securities and Exchange Commission and our other periodic filings with the Securities and Exchange Commission.

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

Corporate History

Investview, Inc. (hereinafter referred to as the “Company”, “Investview” or “INVU”) was formed in the State of Nevada on August 19, 2005. Effective September 16, 2006, the Company changed its name to TheRetirementSolution.com, Inc., on October 1, 2008 the Company changed its name to Global Investor Services, Inc. and on March 27, 2012, the Company changed its name to Investview, Inc. The Company was initially formed to market portfolios of stocks via subscription. In 2007, a new chief executive officer was installed and a strategy was developed to create and market a diverse portfolio of products and services for the financial education and financial information industry. This strategy included strategic acquisitions, such as the acquisitions of Razor Data, LLC and Investment Tools and Training, LLC, which have provided the Company with an integrated platform in which it can market and deliver investor education products and investor services. In June 2011 a new Chief Executive Officer was appointed. The stock symbol is INVU.

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

Results of Operations

Three months ended June 30, 2014 compared to three months ended June 30, 2013:

Revenues:

	Three Months Ended		Three Months Ended
	June 30, 2014		June 30, 2013		Variance
Subscription revenues	$170,453	100%	$304,951	100%	$(134,498)	(44)%

We realized a drop in our revenues of 44% for the three months ended June 30, 2014 from the prior year period as we continue to transition to our online based modeling. We proactively introduced both new products and a new marketing strategy to improve the lifetime value of our accounts. We are now emphasizing our online based business model which provides subscription based services including trading ideas, tools and education through live and recorded webinars and is marketed through a number of online media channels. Our trading and education tools are located at www.investview.com whereas our 7 minute products have their own websites:www.7minute trader.com, 7minuteoptions.com, 7minutestocks.com and 7minuteinvestor.com.

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

Operating Costs and Expenses:

A summary of significant operating costs and expenses for the three months ended June 30, 2014 and the three months ended June 30, 2013 follows:

	Three Months		Three Months
	Ended		Ended
	June 30, 2014		June 30, 2013		Variance
Costs of sales and services	$16,128	2%	$108,681	12%	$(92,553)	(85)%
Selling, general and administrative	910,387	98%	767,447	88%	142,940	19%
Total	$926,515	100%	$876,128	100%	$50,387	(9)%

As a percentage of revenues, the operating margin increased to 91% in the current quarter from 64% in the same quarter last year due to the decrease in operating costs and expenses.

During the three months ended June 30, 2014, our cost of sales and service decreased to $16,128 as compared to $108,681 during the three months ended June 30, 2013, primarily from the reduction in data feed costs of approximately 90%.

Our selling, general and administrative expenses increased from $767,447 for the three months ended June 30, 2013 to $910,387 in current 2014 period or $142,940 (19%). Last year, the Company incurred approximately $243,215 in stock based compensation expense as compared to $277,141 for the current period. We continue to reduce our operating costs through reduction in personnel and service providers.

Other:

A summary of significant other income (expenses) for the three months ended June 30, 2014 and the three months ended June 30, 2013 follows:

	Three Months		Three Months
	Ended		Ended
	June 30, 2014		June 30, 2013		Variance
Interest	$(393,918)	(13)%	$(217,877)	(100)%	$(176,041)	(81)%
Gain (loss) on change in fair value of warrant and derivatives	324	-%	(376)	-%	700	186%
Loss on settlement of debt	(2,580,397)	(87)%	-		(2,580,397)	(100)%
Total	$(2,973,991)	(100)%	$(218,253)	100%	$(2,755,738)	(1,263)%

Interest expense increased from $217,877 to $393,918, a $176,041 or 81% increase.  The increase is because of the significant recapitalization of the Company over the three months.

During the three months ended June 30, 2014, we offered inducements to $2,300,000 of our convertible notes, some of which was maturing in the current quarter to convert or to exchange for new convertible note. As an inducement to convert, we offered conversion terms of $1.00 a share as compared to the contractual $4.00 a share. In addition, we offered to exchange an aggregate of 287,500 previously issued warrants issued in connection with the convertible notes with an exercise price of $6.00 with 3,024,158 warrants exercisable at $1.50. Of the $2,300,000 convertible notes, $1,200,000 chose to exchange for a new three year convertible note. As such, we offered an inducement of 10% of the proceeds due on the old convertible debt including interest as an addition to the face of the new convertible debt. As a result, we incurred an aggregate loss on settlement of $2,580,397 during the three months ended June 30, 2014.

Cash Used in Operating Activities:

During the three months ended June 30, 2014, our rate of usage of cash on a monthly basis from operations to approximately $116,000 as compared to approximately $60,000 in the same period last year.

Liquidity and Capital Resources

During the three months ended June 30, 2014, the Company incurred a loss from operations of $3,730,053. However, only $347,246 was cash related. This negative cash flow was funded by existing cash and sales of common stock of $505,000, net with return of subscriptions of $50,000. As a result, our cash and cash equivalents increased by $107,754 to $303,537 from the beginning of the fiscal year of $195,783.

The Company's current liabilities exceeded its current assets (working capital deficit) by $2,125,907 as of June 30, 2014 as compared to $5,220,806 at March 31, 2014. The decrease in the working capital deficit is primarily due to the combination of decreased accounts payable and accrued expenses of $358,397 and conversion of convertible notes payable.

Auditor’s Opinion Expresses Doubt About the Company’s Ability to Continue as a “Going Concern”

The independent auditor’s report on our March 31, 2014 consolidated financial statements states that the Company's historical losses and accumulated deficiency raise substantial doubts about the Company's ability to continue as a going concern, due to the losses incurred and deficiency. If we are unable to develop our business, we will have to reduce, discontinue operations or cease to exist, which would be detrimental to the value of the Company's common stock. We can make no assurances that our business operations will develop and provide us with significant cash to continue operations.

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

For the periods ended June 30, 2014 and 2013, the Company did not grant stock options to employees.

In addition, the Company issued restricted stock units ("RSU") during the year ended March 31, 2014. The fair value of the vesting RSUs of $219,750 and $243,215 was recorded as a current period charge to earnings during the three months ended June 30, 2014 and 2013, respectively.

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

Changes in Internal Controls

Other than mentioned above, there were no changes in our internal controls over financial reporting during the fiscal quarter ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The Company may be subject to other legal proceedings and claims which arise in the ordinary course of its business. Although occasional adverse decisions or settlements may occur, the Company believes that the final disposition of such matters should not have a material adverse effect on its financial position, results of operations or liquidity. The Company had no other pending legal proceedings or claims other than described above as of June 30, 2014.

None of our directors, officers, or affiliates is involved in a proceeding adverse to our business or has a material interest adverse to our business.

ITEM 1A – RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and, as such, are not required to provide the information under this item. The material risk factors faced by our company are set forth on our Form 10-K Annual Report for the year ended March 31, 2014.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended June 30, 2014, the Company entered into securities purchase agreements with two accredited investors pursuant to which they purchased an aggregate of 505,000 shares of the Company’s common stock and 505,000 warrants to purchase the Company’s common stock at $1.50 for five years for an aggregate purchase price of $505,000.

On June 12, 2014, the Chief Executive Officer ("CEO") of the Company and the Company elected to convert accrued salary and bonuses owed to the CEO by the Company as of March 31, 2014 in the aggregate amount of $1,162,500 into 1,066,515 shares of restricted common stock of the Company at a per share price of $1.09 (the "Shares"), which represents the 20 day average market price.

On June 30, 2014, in order to restructure the Company's balance sheet, extend the repayment terms of outstanding debt and stabilize operations, the Company entered into Exchange Agreements (the "Exchange Transactions") with the nine investors (the "Investors") pursuant to which the Investors and the Company agreed to convert the principal in the amount of $1,100,000 in 8% Secured Convertible Promissory Notes (the "Notes"), plus accrued and unpaid interest, into an aggregate of 1,426,038 of shares of common stock of the Company (the "Exchange Shares"). As a result of the Exchange Transactions, the outstanding principal balance and all interest owed on the Notes was converted into the Exchange Shares. In addition, pursuant to the Exchange Transactions, the Investors exchanged the common stock purchase warrants held by the Investors for new common stock purchase warrants to acquire 1,426,038 shares of common stock for a term of five years at a price of $1.50 per share (the "Exchange Warrants" and together with the Exchange Shares, the "Exchange Securities") to purchase and aggregate of 1,426,038 shares of common stock of the Company. The Exchange Warrants are exercisable for a period of five years from the date of issuance at an exercise price of $1.50 per share.

In addition, certain investors holding $1,200,000 in Notes (the "Extended Notes") agreed to exchange the Extended Notes including their principal and interest into new 8% Secured Convertible Promissory Notes in the principal amount of $1,603,121. Additionally, the holders of the Extended Notes exchanged their common stock purchase warrants for Exchange Warrants to acquire 1,603,121 shares of common stock.

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

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

In January of 2009, the Company received $200,000 in exchange for the issuance of a non-convertible Promissory Note that matured on July 20, 2009. The note bears an interest rate of 20% and is in default. The Company has been advised that the US department of Justice is negotiating a settlement with the note holder. Interest payments of approximately $17,334 were made to date and interest continues to be accrued pending settlement with the US Department of Justice. See legal proceedings above.

ITEM 4 – MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5 – OTHER INFORMATION

None

ITEM 6 – EXHIBITS

Number	Description

3.1	Articles of Incorporation (incorporated by reference to Exhibit 3 to the Company’s 10SB12G filed on August 12, 1999)

3.2	Certificate of Amendment to Registrant’s Articles of Incorporation (incorporated by reference to Exhibit 3 to the Company’s 10SB12G filed on August 12, 1999)

3.3	By-Laws (incorporated by reference to Exhibit 3 to the Company’s 10SB12G filed on August 12, 1999)

3.4	Amendment to Articles of Incorporation or by-laws (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed on February 15, 2007)

3.5	Certificate of Change filed pursuant to NRS 78.209 (incorporated by reference to Exhibit 4.4 to the Company’s Form 8-K filed on April 6, 2012)

3.6	Articles of Merger filed pursuant to NRS 92.A.200 (incorporated by reference to Exhibit 4.4 to the Company’s Form 8-K filed on April 6, 2012)

4.1	Form of Exchange Agreement, dated September 30, 2010 (1)

4.2	Exchange Agreement by and between Global Investor Services, Inc. and Allied Global Ventures LLC, dated September 30, 2010 (2)

4.3	Form of Subscription Agreement dated July 7, 2011 (3)

4.4	Form of 8% Secured Convertible Note dated July 7, 2011 (3)

4.5	Form of Common Stock Purchase Warrant dated July 7, 2011 (3)

4.6	Form of Security Agreement dated July 7, 2011 (3)

4.7	Form of Agreement entered with Marketing Investors (4)

4.8	Form of Subscription Agreement - August 2012 (8)

4.9	Form of 8% Secured Convertible Note - August 2012 (8)

4.10	Form of Common Stock Purchase Warrant - August 2012 (8)

4.11	Form of Security Agreement - August 2012 (8)
4.12	Form of 5% Convertible Promissory Note issued in October 2012 to former shareholders of Instilend Technologies Inc. (10)

4.13	2012 Incentive stock Plan (9)

4.14	10% Secured Promissory Note issued by Fortified Management Group, LLC to Instilend Technologies Inc. (11)

4.15	Securities Purchase Agreement entered by and between Investview Inc. and Allied Global Ventures LLC (12)

4.16	Form of Common Stock Purchase Warrant issued to Allied Global Ventures LLC (12)

4.17	Form of Securities Purchase Agreement (13)

4.18	Form of Common Stock Purchase Warrant (13)

4.19	Form of Warrant (14)

10.1	Employment Agreement by and between Global Investor Services Inc. and Dr. Joseph J. Louro dated June 7, 2011 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on June 29, 2011).

10.2	Letter Agreement by and between Global Investor Services Inc. and Dr. Joseph J. Louro dated June 29, 2011 (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on June 29, 2011

10.3	Agreement by and between Global Investor Services Inc., Wealth Engineering LLC, Wealth Engineering and Development Incorporated, Annette Raynor and Mario Romano dated July 12, 2011 (5)

10.4	Exchange Agreement, dated September 29, 2011, by and between Global Investor Services, Inc. and Allied Global Ventures, LLC. (6)

10.5	Exchange Agreement, dated September 29, 2011, by and between Global Investor Services, Inc. and Allied Global Ventures, LLC.(6)

10.6	Employment Agreement by and between Investview, Inc. and John “Randy” MacDonald dated May 15, 2012 (7)

10.7	Employment Agreement by and between Investview, Inc. and David M. Kelley dated August 16, 2012 (8)

10.8	Share Exchange Agreement between Investview Inc., Todd Tabacco, Derek Tabacco, Rich L’Insalata and Instilend Technologies Inc. (8)

10.9	Asset Purchase Agreement by and between Investview, Inc., Instilend Technologies Inc. and Fortified Management Group, LLC dated May 2, 2013 (11)

10.10	Assignment and Assumption Agreement by and between Investview, Inc., Fortified Management Group, LLC, Richard L’Insalata, Todd Tabacco and Derek Tabacco dated May 2, 2013 (11)

10.11	Agreement and Release by and between Investview, Inc., Instilend Technologies Inc., Fortified Management Group LLC and Todd Tabacco dated May 2, 2013 (11)

10.12	Agreement and Release by and between Investview, Inc., Instilend Technologies Inc., Fortified Management Group LLC and Derek Tabacco dated May 2, 2013 (11)

10.13	Agreement and Release by and between Investview, Inc., Instilend Technologies Inc., Fortified Management Group LLC and Richard L’Insalata dated May 2, 2013 (11)

10.14	Form of Exchange Agreement (14)

10.15	Agreement by and between Investview, Inc. and David M. Kelley dated July 14, 2014 (15)

31.1	Certification of Principal Executive Officer pursuant to 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.Exhibit 31.1

31.2	Certification of Principal Financial Officer pursuant to 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Principal Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on October 12, 2010

(2)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on October 25, 2010

(3)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on July 13, 2011

(4)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on August 30, 2011

(5)	Incorporated by reference to the Form 10-K Annual Report filed with the Securities and Exchange Commission on July 14, 2011

(6)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on October 11, 2011

(7)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on May 21, 2012

(8)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on August 20, 2012

(9)	Incorporated by reference to Exhibit 4.1 to the Company’s Form S-8 filed on July 25, 2012

(10)	Incorporated by reference to the Company’s Form 10-Q filed on February 14, 2013

(11)	Incorporated by reference to to the Company’s Form 8-K filed on May 8, 2013

(12)	Incorporated by reference to the Form 8-K Current Report filed on October 8, 2013

(13)	Incorporated by reference to the Form 8-K Current Report filed on June 11, 2014

(14)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on July 10, 2014

(15)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on July 17, 2014.

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Schema
101.CAL	XBRL Taxonomy Calculation Linkbase
101.DEF	XBRL Taxonomy Definition Linkbase
101.LAB	XBRL Taxonomy Label Linkbase
101.PRE	XBRL Taxonomy Presentation Linkbase

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INVESTVIEW, INC

Dated: August 14, 2014	By:	/s/ Dr. Joseph J. Louro
Dr. Joseph J. Louro
Chief Executive Officer
(Principal Executive Officer)

Dated: August 14, 2014	By:	/s/ William C. Kosoff
William C. Kosoff
Chief Financial Officer
(Principal Financial Officer and Accounting Officer)

