Form 10-Q
period 2014-09-30
Investview, Inc.
filed 2014-11-14
CIK 862651

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

As of November 14, 2014, there were 12,824,929 shares of common stock, (of which 1,300 shares are in treasury), par value $.001 per share, outstanding.

INVESTVIEW, INC.

FORM 10-Q

QUARTERLY PERIOD ENDED SEPTEMBER 30, 2014

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

INVESTVIEW, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	March 31,
	2014	2014
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,127,589	$195,783
Accounts receivable	-	15,000
Deferred costs	1,946	4,499
Prepaid expenses	188,977	5,250
Other current assets	1,640	1,690
Total current assets	1,320,152	222,222

Other assets:
Deposits	105,000	105,000
Total other assets	105,000	105,000

Total assets	$1,425,152	$327,222

LIABILITIES AND DEFICIENCY IN STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$1,041,645	$1,486,175
Deferred revenue	65,511	64,194
Due to related party	593,673	1,936,992
Settlement payable	425,000	-
Convertible notes payable, current portion	-	915,351
Convertible notes payable, current portion-related party	-	466,150
Notes payable, current portion	140,000	220,000
Notes payable, current portion-related party	120,000	-
Current liabilities of discontinued operations	354,166	354,166
Total current liabilities	2,739,995	5,443,028

Long term debt:
Warrant liability	-	324
Notes payable, long term portion	-	153,600
Convertible notes payable, long term portion	1,638,276	443,707
Convertible notes payable, long term portion-related party	264,018	491,185
Total long term debt	1,902,294	1,088,816

Total liabilities	4,642,289	6,531,844

DEFICIENCY IN STOCKHOLDERS' EQUITY
Preferred stock, par value: $0.001; 10,000,000 shares authorized, None issued and outstanding as of September 30, 2014 and March 31, 2014	-	-
Common stock, par value $0.001; 15,000,000 shares authorized; 12,754,658 and 7,010,188 issued and 12,753,358 and 7,008,888 outstanding as of September 30, 2014 and 2013, respectively	12,755	7,010
Additional paid in capital	92,727,600	83,098,605
Common stock subscriptions	(450,000)	50,000
Treasury stock, 1,300 shares	(8,589)	(8,589)
Accumulated deficit	(95,488,137)	(89,351,648)
Deficiency in stockholders' equity attributable to Investview, Inc.	(3,206,371)	(6,204,622)
Non-controlling interest	(10,766)	-
Total deficiency in stockholders' equity	(3,217,137)	(6,204,622)

Total liabilities and deficiency in stockholders' equity	$1,425,152	$327,222

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

INVESTVIEW, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three months ended September 30,		Six months ended September 30,
	2014	2013	2014	2013
Revenue, net:	$98,383	$290,194	$268,836	$595,145

Operating costs and expenses:
Cost of sales and service	22,718	138,660	38,846	247,341
Selling, general and administrative	989,032	1,061,378	1,899,419	1,828,825
Total operating costs and expenses	1,011,750	1,200,038	1,938,265	2,076,166

Net loss from operations	(913,367)	(909,844)	(1,669,429)	(1,481,021)

Other income (expense):
Gain on change in fair value of warrant and derivative liabilities	-	390	324	14
Loss on settlement of debt	(4,500)	-	(4,027,702)	-
Interest, net	(57,030)	(218,992)	(450,948)	(436,869)

Loss from continuing operations before income taxes	(974,897)	(1,128,446)	(6,147,755)	(1,917,876)

Income taxes benefit	-	-	-	250,300

Loss from continuing operations	(974,897)	(1,128,446)	(6,147,755)	(1,667,876)

Gain (loss) from discontinued operations	-	8,998	(500)	(308,867)

Net loss	(974,897)	(1,119,448)	(6,148,255)	(1,976,743)

Non-controlling interest	11,766	-	11,766	-

NET LOSS ATTRIBUTABLE TO INVESTVIEW, INC.	$(963,131)	$(1,119,448)	$(6,136,489)	$(1,976,743)

Loss per common share, basic and diluted;
Continuing operations	$(0.09)	$(0.20)	$(0.67)	$(0.34)
Discontinued operations	-	(0.00)	(0.00)	(0.06)
Total	$(0.09)	$(0.20)	$(0.67)	$(0.40)

Weighted average number of common shares outstanding-basic and diluted	10,895,712	5,720,254	9,232,502	5,612,361

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

INVESTVIEW, INC.

CONDENSED CONSOLIDATED STATEMENT OF DEFICIENCY IN STOCKHOLDERS' EQUITY

SIX MONTHS ENDED SEPTEMBER 30, 2014

(unaudited)

			Additional	Common
	Common stock		Paid in	Stock	Treasury	Accumulated	Non-controlling
	Shares	Amount	Capital	Subscription	Stock	Deficit	Interest	Total
Balance, April 1, 2014	7,010,188	$7,010	$83,098,605	$50,000	$(8,589)	$(89,351,648)	$-	$(6,204,622)
Common stocks issued for previously vested restricted stock units	362,328	362	(362)	-	-	-	-	-
Common stock issued as officer compensation	1,066,515	1,067	1,161,433	-	-	-	-	1,162,500
Common stock issued as directors’ fees	150,000	150	122,865	-	-	-	-	123,015
Common stock issued in settlement of accrued salaries	569,590	570	569,019	-	-	-	-	569,589
Common stock issued for services	190,000	190	314,210	-	-	-	-	314,400
Sale of common stock	1,980,000	1,980	1,978,020	(450,000)	-	-	-	1,530,000
Common stock issued in settlement of debt	1,426,037	1,426	3,734,005	-	-	-	-	3,735,431
Non-controlling interest contribution	-	-	-	-	-	-	1,000	1,000
Return of common stock subscription received	-	-	-	(50,000)	-	-	-	(50,000)
Fair value of vesting restricted stock units	-	-	307,000	-	-	-	-	307,000
Loss on settlement of debt	-	-	1,442,805	-	-	-	-	1,442,805
Net loss	-	-	-	-	-	(6,136,489)	(11,766)	(6,148,255)
Balance, September 30, 2014	12,754,658	$12,755	$92,727,600	$(450,000)	$(8,589)	$(95,488,137)	$(10,766)	$(3,217,137)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

INVESTVIEW, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Six months ended September 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss from continuing operations	$(6,147,755)	$(1,667,876)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount relating to convertible notes payable	330,763	307,927
Common stock issued for services rendered	165,915	201,980
Employee stock based compensation	307,000	520,328
Change in fair value of warrant and derivative liabilities	(324)	(13)
Loss on settlement of debt	4,027,702	-
Amortization of deferred compensation	87,773	-
Changes in operating assets and liabilities:
Accounts receivable	15,000	9,704
Deferred costs	2,553	541
Prepaid and other assets	50	25,000
Accounts payable and accrued liabilities	152,542	312,129
Due to related parties	388,770	148,264
Deferred revenue	1,317	(7,214)
Net cash used in continuing operating activities:	(668,694)	(149,230)
Net cash used in discontinued operating activities:	(500)	(194,531)
Net cash used in operating activities	(669,194)	(343,761)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from long term deposit	-	6,750
Net cash provided by investing activities:	-	6,750

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from note payable, related party	120,000	-
Equity contribution by non-controlling interest	1,000	-
(Repayments of) proceeds from common stock subscriptions	(50,000)	250,000
Proceeds from sale of common stock	1,530,000	-
Net proceeds provided by financing activities	1,601,000	250,000

Net increase (decrease) in cash and cash equivalents	931,806	(87,011)
Cash and cash equivalents-beginning of period	195,783	176,282
Cash and cash equivalents-end of period	$1,127,589	$89,271

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$-	$-
Income taxes	$-	$-
Non-cash financing activities:
Common stock issued in settlement of notes payable and accrued interest	$1,300,845	$-
Common stock issued in settlement of accrued officer salaries	$1,732,089	$-
Common stock issued for future services	$271,500	$-
Common stock issued for deposit on acquisition	$-	$25,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

INVESTVIEW, INC. NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS SEPTEMBER 30, 2014

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

In August 2014, the Company formed Vickrey Brown Investments, LLC, a limited liability company under the laws of California with 51% membership interests specializing in investment strategies which combine quantitative strategies, forensic accounting and volatility controls. At formation, the minority members paid an aggregate of $1,000 as equity contribution. The Company contributed $120,000 as equity contribution and is contingently obligated to issue 500,000 shares of common stock upon achieving certain milestones (as defined). Prior to all distributions, the Company is to receive 25% of all revenue generated until at which time the $120,000 equity contribution of the Company has been paid.

The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Investment Tools & Training, LLC ("ITT"), Razor Data Corp ("Razor") and SAFE Management LLC ("Safe") and its majority owned subsidiary, Vickrey Brown Investments, LLC. All significant inter-company transactions and balances have been eliminated in consolidation.

Interim Financial Statements

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and disclosures required by GAAP for annual financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the condensed consolidated financial statements of the Company as of September 30, 2014 and for the three and six months ended September 30, 2014 and 2013. The results of operations for the three and six months ended September 30, 2014 are not necessarily indicative of the operating results for the full year ending March 31, 2015, or any other period.  These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related disclosures of the Company as of March 31, 2014 and for the year then ended, which were filed with the Securities and Exchange Commission on Form 10-K on July 15, 2014.

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

INVESTVIEW, INC. NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS SEPTEMBER 30, 2014

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

Use of Estimates

The preparation of these unaudited condensed consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Fair Value of Financial Instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of September 30, 2014 and March 31, 2014. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash and accounts payable. Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

INVESTVIEW, INC. NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS SEPTEMBER 30, 2014

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

Changes in these estimates and assumptions can materially affect the determination of the fair value of stock-based compensation and consequently, the related amount recognized in the Company’s unaudited condensed consolidated statements of operations.

For the three and six months ended September 30, 2014 and 2013, the Company did not grant stock options to employees.

In addition, the Company issued restricted stock units ("RSU") during the year ended March 31, 2014. The fair value of the vesting RSUs of $87,250 and $307,000 was recorded as a current period charge to earnings during the three and six months ended September 30, 2014, respectively, and $267,738 and $510,953 for the three and six months ended September 30, 2013, respectively.

Net Loss per Share

The Company follows Accounting Standards Codification subtopic 260-10, Earnings Per Share (“ASC 260-10”) specifying the computation, presentation and disclosure requirements of earnings per share information. Basic loss per share has been calculated based upon the weighted average number of common shares outstanding. The Company excluded 1,668,746 and 738,562 shares of common stock equivalents, that would be resulted from conversion of convertible debt, or exercise of stock options and warrants, from the diluted loss per share because their effect is anti-dilutive on the computation for the six months ended September 30, 2014 and 2013, respectively.

Reliance on Key Personnel and Consultants

The Company has 12 full-time employees and 2 part-time employees.  Additionally, there are approximately 2 consultants performing various specialized services.  The Company is heavily dependent on the continued active participation of these current executive officers, employees and key consultants. The loss of any of the senior management or key consultants could significantly and negatively impact the business until adequate replacements can be identified and put in place.

Segment Information

Accounting Standards Codification subtopic Segment Reporting 280-10 (“ASC 280-10”) establishes standards for reporting information regarding operating segments in annual financial statements and requires selected information for those segments to be presented in interim financial reports issued to stockholders. ASC 280-10 also establishes standards for related disclosures about products and services and geographic areas. Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision-making group, in making decisions how to allocate resources and assess performance. The information disclosed herein materially represents all of the financial information related to the Company’s only material principal operating segment after the discontinued operations of Instilend (See Note 10).

INVESTVIEW, INC. NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS SEPTEMBER 30, 2014

Prepaid expenses

Prepaid expenses include the fair value of the Company’s common stock issued for future services of $188,977 to consultants and is amortized ratably over the future service life. For the three and six months ended September 30, 2014, the Company recorded as current period charge to operations $87,773 and $145,164, respectively; $-0- for the three and six months ended September 30, 2013.

Recent Accounting Pronouncements

There are various updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to a have a material impact on the Company's financial position, results of operations or cash flows.

2. GOING CONCERN MATTERS

The Company’s unaudited condensed consolidated financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred significant recurring losses which have resulted in an accumulated deficit of $95,488,137, net loss of $6,136,489 and net cash used in operations of $669,194 for the six months ended September 30, 2014 which raises substantial doubt about the Company’s ability to continue as a going concern.

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

3. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities consisted of the following at September 30, 2014 and March 31, 2014:

	September 30, 2014	March 31, 2014
Accounts payable	$438,942	$395,852
Accrued interest payable, short term	46,780	527,521
Accrued payroll taxes	541,692	541,692
Accrued salaries and wages	14,231	21,110
	$1,041,645	$1,486,175

As of September 30, 2014 and March 31, 2014, accrued payroll taxes included the effects of an estimated payroll tax liability for stock based compensation issued to an officer.

INVESTVIEW, INC. NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS SEPTEMBER 30, 2014

4. SETTLEMENT PAYABLE

On August 12, 2013, Evenflow Funding, LLC ("Evenflow") commenced a civil action (the “NJ Action”) against the Company in the Superior Court of New Jersey, Law Division, Monmouth County (the "Court") bearing Docket No. Mon-L-3105-13 in collection of a promissory note issued January 20, 2009 and related accrued interest.

On October 13, 2014, the Company and Evenflow agreed to a settlement and a Stipulation of Settlement (the "Settlement") was filed with the Court, in connection with the NJ Action. Pursuant to the Settlement, the Company agreed to pay to Evenflow a total of $425,000 (the "Settlement Amount") in quarterly payments (the "Quarterly Payments") equal to 10% of the net revenue (revenue less allowances, returns and payments to revenue sharing agreements) of the Company as reported in the Company's periodic reports filed on Form 10-Q or Form 10-K (collectively, the "Periodic Reports") commencing with the Company's September 30, 2014 Periodic Report. The Quarterly Payments are due and payable by the Company on the tenth day following the filing of each Periodic Report. In addition to the Quarterly Payments, the Company agreed to make an initial payment in the amount of $25,000 upon the filing of the Settlement with the Court, as well as a payment in the amount of $25,000 due on the 12 month anniversary of the initial payment. The aggregate total of all payments including the upfront $25,000, the one year anniversary $25,000, and the quarterly payments is to be $425,000.

As of September 30, 2014, the Company reclassified the promissory note ( see Note 5) and accrued interest to settlement payable. No material gain or loss was recorded in connection with the settlement.

5. NOTES PAYABLE

At September 30, 2014 and March 31, 2014, balances consist of the following:

	September 30, 2014	March 31, 2014
Note payable, currently in default (See Note 4)	$-	$200,000
Notes payable, due September 2014	20,000	20,000
Notes payable, due September 2015	120,000	120,000
Long term accrued interest	-	33,600
Total	140,000	373,600
Less: Notes payable, current portion	(140,000)	(220,000)
Notes payable, long term portion	$-	$153,600

A summary of notes payable at September 30, 2014 and March 31, 2014 are as follows:

On January 20, 2009, the Company received $200,000 in exchange for a promissory note, payable, due July 20, 2009 with interest due monthly at 20% per annum. The note is secured by common stock of the Company and is personally guaranteed by certain officers of the Company. The note contains certain first right of payment should the Company be successful in raising $500,000 to $1,500,000 in a Private Placement Offering before any payments can be distributed from the escrow at the offering. In connection with the issuance of the promissory note payable, the Company issued warrants to purchase its common stock at $2.00 per share for five years. The fair value of the warrants of $101,183, representing debt discount, has been fully amortized. In connection with a settlement agreement entered into on October 13, 2014, the Company reclassified the carrying value of the promissory note and accrued interest to settlement payable ( see Note 4)

On September 30, 2010, the Company issued an aggregate of $120,000 in unsecured promissory notes due five years from issuance at 8% per annum payable at maturity in exchange for the cancellation of 15,000 previously issued warrants.  The fair value of the exchanged warrants, approximately equaled the fair value of the issued notes at the date of the exchange.

INVESTVIEW, INC. NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS SEPTEMBER 30, 2014

On September 30, 2011, the Company issued an aggregate of $20,000 in unsecured promissory notes due September 30, 2014 at 8% per annum payable at maturity in exchange for the return and cancellation of 2,500 reset warrants to purchase the Company's common stock.  In conjunction with the exchange of promissory notes for warrant cancellation, the Company recorded a loss on warrant liability of $5,100 during the year ended March 31, 2012.

6. NOTE PAYABLE, RELATED PARTY

On August 1, 2014, the Company issued a Secured Promissory Note (Note) payable to a board member and significant shareholder for $120,000 bearing interest at 5% per annum payable at such time as any payment of principal of the Note is made.

The Note is payable the earlier of (i) July 15, 2015 or (ii) receipt of proceeds from operations from Vickrey Brown Investments, LLC, a majority owned subsidiary of the Company.

The note is secured by: (i) 240,000 shares of common stock of the Company, $.001 par value per share, to be placed in escrow, and (ii) the Company’s right, title and interest in Vickrey Brown Investments, LLC.

7. CONVERTIBLE NOTES

At September 30, 2014 and March 31, 2014, convertible note balances consisted of the following:

	September 30, 2014	March 31, 2014
Convertible Promissory Notes #1, of which $300,000 related party, net of unamortized discount of $98,540	$-	$1,101,460
Convertible Promissory Notes #2, of which $200,000 related party, net of unamortized discount of $9,215	-	190,785
Convertible Promissory Notes #3, net of unamortized discount of $10,744	-	89,256
Convertible Promissory Notes #4, of which $300,000 related party, net of unamortized discount of $163,056	-	336,944
Convertible Promissory Note #5, net of unamortized discount of $13,347	-	86,653
Convertible Promissory Note #6, net of unamortized discount of $26,749	-	173,251
Convertible Promissory Note #7, net of unamortized discount of $27,240 and $36,353, respectively	235,260	226,147
Convertible Promissory Notes #8, of which $258,799 related party	1,603,121	-
Long term interest	63,913	111,897
Total	1,902,294	2,316,393
Less: convertible notes payable, current portion	-	915,351
Less: convertible notes payable, related party, current portion	-	466,150
Less: Convertible notes payable, long term portion	1,638,276	443,707
Convertible notes payable-related party, net of discount, long term portion	$264,018	$491,185

Aggregate maturities of long-term debt as of September 30, 2014 are as follows:

For the twelve months ended September 30,	Amount
2015	-
2016	262,500
2017	1,603,121
Total	$1,865,621

During the three and six months ended September 30, 2014, the Company incurred an aggregate of $5,219 and $104,444 as interest expense, respectively and $-0- and $81,326 relating to the amortization of debt discount, respectively, with regard to related party notes.

INVESTVIEW, INC. NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS SEPTEMBER 30, 2014

Convertible Notes # 1

On June 30, 2011, the Company issued $1,200,000 in secured Convertible Promissory Notes ($300,000 related party, officers of the Company) that matured June 30, 2014. The Promissory Notes bears interest at a rate of 8% and can be convertible into 300,000 shares of the Company’s common stock, at a conversion rate of $4.00 per share. Interest will also be converted into common stock at the conversion rate of $4.00 per share. In connection with the issuance of the Convertible Promissory Notes, the Company issued 150,000 warrants to purchase the Company’s common stock at $6.00 per share over five years.

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

Also on June 30, 2014, the Company exchanged the remaining $800,000 of convertible notes and 100,000 warrants to acquire the Company’s common stock for new convertible notes and warrants. In connection with the exchange, the Company recorded a loss on settlement of debt of $982,257 representing the fair value of the issued warrants. (See Convertible Notes # 8 below)

For the three and six months ended September 30, 2014, the Company amortized $-0- and $98,540 of debt discount to current period operations as interest expense, respectively. For the three and six months ended September 30, 2013, the Company amortized $99,635 and $200,365 of debt discount to current period operations as interest expense, respectively.

INVESTVIEW, INC. NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS SEPTEMBER 30, 2014

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

Also on June 30, 2014, the Company exchanged the remaining $100,000 of convertible note and 12,500 warrants to acquire the Company’s common stock for new convertible notes and warrants. In connection with the exchange, the Company recorded a loss on settlement of debt of $118,865 representing the fair value of the issued warrants. (See Convertible Notes # 8 below)

For the three and six months ended September 30, 2014, the Company amortized $-0- and $9,215 of debt discount to current period operations as interest expense, respectively. For the three and six months ended September 30, 2013, the Company amortized $3,123 and $6,212 of debt discount to current period operations as interest expense, respectively.

Convertible Notes # 3

On March 5, 2012, the Company issued a $100,000 in secured Convertible Promissory Note that matured June 30, 2014. The Promissory Note bears interest at a rate of 8% and can be convertible into 50,000 shares of the Company’s common stock, at a conversion rate of $2.00 per share. Interest will also be converted into common stock at the conversion rate of $2.00 per share. In connection with the issuance of the Convertible Promissory Notes, the Company issued 12,500 warrants to purchase the Company’s common stock at $6.00 per share over five years.

INVESTVIEW, INC. NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS SEPTEMBER 30, 2014

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

For the three and six months ended September 30, 2014, the Company amortized $-0- and $10,744 of debt discount to current period operations as interest expense, respectively. For the three and six months ended September 30, 2013, the Company amortized $10,862 and $21,606 of debt discount to current period operations as interest expense, respectively.

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

On June 30, 2014, the Company issued 252,655 shares of common stock in settlement of $200,000 notes payable and accrued interest. As an inducement to convert, the Company offered a conversion rate of $1.00 per share and an aggregate of 252,655 warrants to acquire the Company’s common stock exercisable at $1.50 per share for five years in exchange for conversion of notes and cancellation of previously issued warrants to acquire 25,000 shares of the Company’s common stock at $6.00. As a result, the Company recorded a net loss on settlement of debt $428,288. The change in fair value of exchanged warrants was determined using the Black-Scholes pricing model and the following assumptions: contractual terms of 2-5 years, an average risk free interest rate of 0.47% to 1.62%, a dividend yield of 0%, and volatility of 422.71%.

Also on June 30, 2014, the Company exchanged the remaining $300,000 of convertible notes and 37,500 warrants to acquire the Company’s common stock for new convertible notes and warrants. In connection with the exchange, the Company recorded a loss on settlement of debt of $227,868 representing the fair value of the issued warrants. (See Convertible Notes # 8 below)

INVESTVIEW, INC. NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS SEPTEMBER 30, 2014

For the three and six months ended September 30, 2014, the Company amortized $-0- and $163,056 of debt discount to current period operations as interest expense, respectively. For the three and six months ended September 30, 2013, the Company amortized $29,665 and $59,008 of debt discount to current period operations as interest expense, respectively.

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

For the three and six months ended September 30, 2014, the Company amortized $-0- and $13,347 of debt discount to current period operations as interest expense, respectively. For the three and six months ended September 30, 2013, the Company amortized $1,780 and $3,540 of debt discount to current period operations as interest expense, respectively.

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

INVESTVIEW, INC. NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS SEPTEMBER 30, 2014

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

For the three and six months ended September 30, 2014, the Company amortized $-0- and $26,749 of debt discount to current period operations as interest expense, respectively. For the three and six months ended September 30, 2013, the Company amortized $3,490 and $6,943 of debt discount to current period operations as interest expense, respectively.

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

For the three and six months ended September 30, 2014, the Company amortized $4,581 and $9,113 of debt discount to current period operations as interest expense, respectively. For the three and six months ended September 30, 2013, the Company amortized $4,581 and $9,113 of debt discount to current period operations as interest expense, respectively.

Convertible Notes # 8

On June 30, 2014, the Company issued an aggregate of $1,603,121 in secured Convertible Promissory Notes, of which $258,799 related party, that matured June 30, 2017 in exchange for the cancellation of $1,200,000 previously issued convertible notes, accrued interest of $257,310 and an incentive of $145,811 . The Promissory Notes bears interest at a rate of 8% and can be convertible into 1,603,121 shares of the Company’s common stock, at a conversion rate of $1.00 per share. Interest will also be converted into common stock at the conversion rate of $1.00 per share.

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

INVESTVIEW, INC. NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS SEPTEMBER 30, 2014

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

8. CAPITAL STOCK

Common Stock

In April 2014, the Company issued an aggregate of 125,000 shares of common stock in payment of vested restricted stock units.

In June 2014, the Company issued 1,066,515 shares of its common stock as payment of previously accrued officer salaries of $1,162,500.

In July 2014, the Company issued an aggregate of 150,000 shares of its common stock as director fees valued at $123,015.

In July 2014, the Company issued 569,590 shares of its common stock in payment of previously accrued officer salaries of $569,589.

In August 2014, the Company issued an aggregate of 30,000 shares of its common stock for consulting services valued at $30,900.

In September 2014, the Company issued 10,000 shares of its common stock for advertising valued at $12,000.

In September 2014, the Company issued an aggregate of 150,000 shares of its common stock for future services valued at $271,500. The unamortized fair value of $183,727 is reflected in prepaid expenses as of September 30, 2014 in accompanying unaudited condensed consolidated balance sheet.

9. STOCK OPTIONS AND WARRANTS

Employee Stock Options

The following table summarizes the changes in employee stock options outstanding and the related prices for the shares of the Company’s common stock issued to employees of the Company under two employee stock option plans. The nonqualified plan adopted in 2007 is for 65,000 shares of which 47,500 have been granted as of September 30, 2013. The qualified plan adopted in October of 2008 authorizing 125,000 shares was approved by a majority of the Shareholders on September 16, 2009. To date 42,500 shares have been granted as of September 30, 2014.

The following table summarizes the changes in options outstanding and the related prices for the shares of the Company’s common stock issued to employees of the Company at September 30, 2014:

	Options Outstanding			Options Exercisable
			Weighted		Weighted
		Weighted	Average		Average
		Average	Exercise		Exercise
Range of	Number of	Remaining	Price of	Number of	Price of
Exercise	Shares	Contractual	Outstanding	Shares	Exercisable
Prices	Outstanding	Life (Years)	Options	Exercisable	Options
$10.00	35,000	5.01	$10.00	35,000	$10.00
12.00	2,500	2.36	12.00	2,500	12.00
	37,500	5.08	$10.20	37,500	$10.20

Transactions involving stock options issued to employees are summarized as follows:

Weighted
Average
	Number of	Exercise
	Shares	Price
Options outstanding at March 31, 2014	37,500	$10.20
Granted	-	-
Exercised	-	-
Canceled	-	-
Options outstanding at September 30, 2014	37,500	$10.20

INVESTVIEW, INC. NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS SEPTEMBER 30, 2014

There was no stock-based compensation expense for periods presented.

Non-Employee Stock Options

The following table summarizes the changes in options outstanding and the related prices for the shares of the Company’s common stock issued to consultants and non-employees of the Company at September 30, 2014:

	Options Outstanding			Options Exercisable
Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
Exercise	Number	Contractual	Exercise	Number of	Exercise
Prices	Outstanding	Life (Years)	Price	Exercisable	Price
$84.00	2,500	2.33	$84.00	2,500	$84.00

Transactions involving stock options issued to consultants and non-employees are summarized as follows:

		Weighted
		Average
	Number of	Price
	Shares	Per Share
Options outstanding at March 31, 2014	5,000	$56.00
Granted	-	-
Exercised	-	-
Expired	(2,500)	(29.00)
Options outstanding at September 30, 2014	2,500	$84.00

Restricted Stock Units ("RSU")

The Company has issued RSUs to certain employees.  RSUs issued to date vest in up to 6 to 24 months.

INVESTVIEW, INC. NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS SEPTEMBER 30, 2014

Transactions involving employee RSUs are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at March 31, 2014:	730, 000	$3.84
Granted	-	-
Exercised	(362,328)	3.75
Canceled or expired	(167,672)	3.75
Outstanding at September 30, 2014:	200,000	$3.49

The fair value of the vesting RSUs of $87,250 and $307,000 was recorded as a current period charge to earnings during the three and six months ended September 30, 2014, respectively, and $267,738 and $510,953 for the three and six months ended September 30, 2013, respectively.

Warrants

The following table summarizes the changes in warrants outstanding and the related prices for the shares of the Company’s common stock issued to shareholders at September 30, 2014:

	Warrants Outstanding			Warrants Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
Exercise	Number	Contractual	Exercise	Number	Exercise
Price	Outstanding	Life (Years)	Price	Exercisable	Price
$1.50	5,654,158	4.68	$1.50	5,654,158	$1.50
2.50	12,000	3.80	2.50	12,000	2.50
6.00	32,813	3.50	6.00	32,813	6.00
10.00	4,168	0.50	10.00	4,168	10.00
Total	5,703,139	4.67	$1.53	5,703,139	$1.53

Transactions involving the Company’s warrant issuance are summarized as follows:

		Average
	Number of	Price
	Shares	Per Share
Warrants outstanding at March 31, 2014	1,450,273	$3.28
Granted	4,559,158	1.50
Canceled	(287,500)	(6.00)
Expired	(18,792)	(4.00)
Warrants outstanding at September 30, 2014	5,703,139	$1.53

During the six months ended September 30, 2014, the Company issued an aggregate of warrants to purchase 3,029,158 shares of the Company’s common stock for five years, exercisable at $1.50 and cancelled warrants to purchase 287,500 shares of the Company’s common stock at $6.00 in connection with settlement or modification of debt (see Note 7 above).

During the six months ended September 30, 2014, the Company granted an aggregate of 1,530,000 warrants to purchase the Company’s common stock at $1.50, expiring five years from the date of issuance, in connection with the sale of the Company’s common stock.

INVESTVIEW, INC. NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS SEPTEMBER 30, 2014

10. DISCONTINUED OPERATIONS

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

The assets and liabilities of the discontinued operations as of September 30, 2014 and March 31, 2014 were as follows:

Assets:

	September 30, 2014	March 31, 2014
Cash	$-	$-
Accounts receivable	-	-
Total current assets of discontinued operations	$-	$-

Liabilities:
Accounts payable	$354,166	$354,166
Total current liabilities of discontinued operations	$354,166	$354,166

The Results of Operations for the three months ended September 30, 2014 and 2013 are as follows:

INVESTVIEW, INC. NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS SEPTEMBER 30, 2014

	September 30, 2014	September 30, 2013
Sales	$-	$15,868

Operating costs:
Selling, general and administrative	-	6,570
Loss on disposal of assets	-	-
Total operating costs	-	6,570
	-
Net income before income tax benefit	-	9,298
Income tax benefit	-	300
Net Income	$-	$8,998

The Results of Operations for the six months ended September 30, 2014 and 2013 are as follows:

	September 30, 2014	September 30, 2013
Sales	$-	$31,736

Operating costs:
Selling, general and administrative	500	71,788
Loss on disposal of assets	-	18,515
Total operating costs	500	90,303
	-
Net loss before income tax benefit	(500)	(58,567)
Income tax benefit	-	250,300
Net Loss	$(500)	$(308,867)

11. NON CONTROLLING INTEREST

In August 2014, the Company formed Vickrey Brown Investments, LLC, a limited liability company under the laws of California with 51% membership interests specializing in investment strategies which combine quantitative strategies, forensic accounting and volatility controls.

A reconciliation of the non-controlling loss attributable to the Company:

Net loss attributable to non-controlling interest for the period from August 2014 (date of formation) through September 30, 2014:

September 30, 2014
Net loss	$22,973
Invested equity of non-controlling entities	1,000
Net allocable loss	23,973
Average Non-controlling interest percentage	49%
Net loss attributable to the non-controlling interest	$11,766

The following table summarizes the changes in non-controlling Interest from December 31, 2013 to September 30, 2014:

Balance, August 2014 (date of formation)	$–
Transfer (to) from the non-controlling interest as a result of change in ownership	1,000
Net loss attributable to the non-controlling interest	(11,766)
Balance, September 30, 2014	$(10,766)

INVESTVIEW, INC. NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS SEPTEMBER 30, 2014

12. COMMITMENTS AND CONTINGENCIES

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

On October 13, 2014, the Company and Evenflow agreed to a Settlement and a Stipulation of Settlement (the "Settlement") was filed with the Court, in connection with the NJ Action. Pursuant to the Settlement, the Company agreed to pay to Evenflow a total of $425,000 (the "Settlement Amount") in quarterly payments (the "Quarterly Payments") equal to 10% of the net revenue (revenue less allowances, returns and payments to revenue sharing agreements) of the Company as reported in the Company's periodic reports filed on Form 10-Q or Form 10-K (collectively, the "Periodic Reports") commencing with the Company's September 30, 2014 Periodic Report. The Quarterly Payments are due and payable by the Company on the tenth day following the filing of each Periodic Report. In addition to the Quarterly Payments, the Company agreed to make an initial payment in the amount of $25,000 upon the filing of the Settlement with the Court, as well as a payment in the amount of $25,000 due on the 12 month anniversary of the initial payment. The aggregate total of all payments including the upfront $25,000, the one year anniversary $25,000, and the quarterly payments is to be $425,000.

As of September 30, 2014, the Company reclassified the promissory note ( see Note 5) and accrued interest to settlement payable. No material gain or loss was recorded in connection with the settlement.

13. SUBSEQUENT EVENTS

On October 13th 2014, the Company paid the initial payment of $25,000 to Evenflow per the Settlement Agreement.

On May 23, 2014 the Company issued 20,270 shares of its common stock for services rendered.

On May 23, 2014, the Chief Financial Officer (“CFO”) elected to convert $51,500 in accrued salary owed to the CFO as of 9/30/2013 into 50,000 shares of restricted common stock of the Company at a per share price of $1.03 (the “Shares”) which represents the 30 days average market price prior to the conversion.

The issuance of the shares was made in reliance upon exemptions from registration pursuant to section 4(2) under the Securities Act of 1933 and/or Rule 506 promulgated under Regulation D thereunder. The CFO is an accredited investor as defined in rule 501 of Regulation D promulgated under the Securities Act of 1933.

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

Corporate History

Investview, Inc. (hereinafter referred to as the “Company”, “Investview” or “INVU”) was formed in the State of Nevada on August 19, 2005. Effective September 16, 2006, the Company changed its name to TheRetirementSolution.com, Inc., on October 1, 2008 the Company changed its name to Global Investor Services, Inc. and on March 27, 2012, the Company changed its name to Investview, Inc. The Company was initially formed to market portfolios of stocks via subscription. In 2007, a new chief executive officer was installed and a strategy was developed to create and market a diverse portfolio of products and services for the financial education and financial information industry. This strategy included strategic acquisitions, such as the acquisitions of Razor Data, LLC and Investment Tools and Training, LLC, which have provided the Company with an integrated platform in which it can market and deliver investor education products and investor services. In June 2011 a new Chief Executive Officer was appointed. In August 2014, we formed Vickrey Brown Investments, LLC, a limited liability company under the laws of California with a 51% membership interest specializing in investment strategies which combine quantitative strategies, forensic accounting and volatility controls. The stock symbol is INVU.

Overview

Investview, Inc. (“we”, “us”, “our”, “Investview, Inc.” or the “Company”),a Nevada company founded in 2005, is a New Jersey-based financial services organization. The Company operates primarily through its wholly- and majority-owned subsidiaries, to provide financial products and services to accredited investors, self-directed investors and select financial institutions. Investview, Inc. also provides investor education products.

Through our wholly and majority owned subsidiaries we (1) offer licensed asset and portfolio management services and (2) market infrastructure technologies.

Our wholly-owned subsidiary, SAFE Management, LLC (“SAFE”) is a Registered Investment Advisor (RIA) in the State of New Jersey. SAFE provides their clients with unique investment products and advisory services that are created by an in-house team of experienced financial professionals using state-of-the-art analysis tools.

Our majority-owned subsidiary, Vickrey Brown Investments, LLC (“VB Investments”), develops and markets Unit Investment Trusts (UITs), a type of Exchange Traded Fund (ETF) that are intended to be sold wholesale to major financial institutions that will in-turn market the UITs to individual investors.

Legacy Products

Investview provides a broad suite of products that allow the self-directed individual investor to find, analyze, track and manage his or her portfolio. These educational services focus on empowering investors with the skills that allow them to rely on their own investing knowledge to make intelligent and sound investment decisions. Investview’s main legacy product is an all-inclusive on-line education, analysis and application platform.

Corporate History

Investview was incorporated in the State of Nevada on August 1, 2005. Effective September 18, 2006, the Company changed its name to TheRetirementSolution.com, Inc., on October 1, 2008 the Company changed its name to Global Investor Services, Inc. and on March 27, 2012, the Company changed its name to Investview, Inc. The Company was initially formed to market portfolios of stocks via subscription.

Results of Operations

Three months ended September 30, 2014 compared to three months ended September 30, 2013:

Revenues:

	Three Months Ended		Three Months Ended
	September 30, 2014		September 30, 2013		Variance
Subscription revenues	$98,383	100%	$290,194	100%	$(191,811)	(66)%

We realized a drop in our recognized revenues of 66% for the three months ended September 30, 2014 from the prior year period due in part to a number of subscribers who elected to pay for annual subscriptions which reduced the revenue that could be recognized in the quarter and in turn was added to deferred revenue. We proactively introduced both new products and a new marketing strategy to improve the lifetime value of our accounts. We are now emphasizing our online based business model which provides subscription based services including trading ideas, tools and education through live and recorded webinars and is marketed through a number of online media channels. Our trading and education tools are located at www.investview.com whereas our 7 minute products have their own websites:www.7minute trader.com, 7minuteoptions.com, 7minutestocks.com and 7minuteinvestor.com.

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

Operating Costs and Expenses:

A summary of significant operating costs and expenses for the three months ended September 30, 2014 and the three months ended September 30, 2013 follows:

	Three Months		Three Months
	Ended		Ended
	September 30, 2014		September 30, 2013		Variance
Costs of sales and services	$22,718	2%	$138,660	12%	$(115,942)	(84)%
Selling, general and administrative	989,032	98%	1,061,378	88%	(72,346)	(7)%
Total	$1,011,750	100%	$1,200,038	100%	$(188,288)	(16)%

As a percentage of revenues, the operating margin decreased to 77% in the current quarter from 86% in the same quarter last year due to the decrease in revenues relative to the similar level of operating costs and expenses.

During the three months ended September 30, 2014, our cost of sales and service decreased to $22,718 as compared to $138,660 during the three months ended September 30, 2013, primarily from the reduction in data feed costs of approximately 90%.

Our selling, general and administrative expenses decreased from $1,061,378 for the three months ended September 30, 2013 to $989,032 in current 2014 period or $72,346 (7%). Last year, the Company incurred approximately $479,093 in stock based compensation expense as compared to $195,774 for the current period. We continue to reduce our operating costs through reduction in personnel and service providers.

Other:

A summary of significant other income (expenses) for the three months ended September 30, 2014 and the three months ended September 30, 2013 follows:

Three Months	Three Months
Ended	Ended
September 30, 2014	September 30, 2013	Variance
Interest	$(57,030)	(93)%	$(218,992)	(100)%	$(161,962)	(74)%
Gain (loss) on change in fair value of warrant and derivatives	-	-%	390	-%	390	100%
Loss on settlement of debt	(4,500)	(7)%	-	100%	4,500	100%
Total	$(61,530)	(100)%	$(218,602)	100%	$(157,072)	(72)%

Interest expense decreased from $218,992 to $57,030, a $176,041 or 71% decrease.  The decrease primarily due to the reduction of debt discount amortization due to significant recapitalization of the Company. The amortization changed from $193,648 for the three months ended September 30, 2013 to $4,578 for the current period.

Six months ended September 30, 2014 compared to six months ended September 30, 2013:

Revenues:

	Six Months Ended		Six Months Ended
	September 30, 2014		September 30, 2013		Variance
Subscription revenues	$268,836	100%	$595,145	100%	$(326,309)	(55)%

We realized a drop in our revenues of 55% for the six months ended September 30, 2014 from the prior year period as we continue to transition to our online based modeling. We proactively introduced both new products and a new marketing strategy to improve the lifetime value of our accounts. We are now emphasizing our online based business model which provides subscription based services including trading ideas, tools and education through live and recorded webinars and is marketed through a number of online media channels. Our trading and education tools are located at www.investview.com whereas our 7 minute products have their own websites:www.7minute trader.com, 7minuteoptions.com, 7minutestocks.com and 7minuteinvestor.com.

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

Operating Costs and Expenses:

A summary of significant operating costs and expenses for the six months ended September 30, 2014 and the six months ended September 30, 2013 follows:

	Six Months		Six Months
	Ended		Ended
	September 30, 2014		September 30, 2013		Variance
Costs of sales and services	$38,846	2%	$247,341	12%	$(208,495)	(84)%
Selling, general and administrative	1,899,419	98%	1,828,825	88%	70,594	4%
Total	$1,938,265	100%	$2,076,166	100%	$(137,901)	(7)%

As a percentage of revenues, the operating margin increased to 86% in the current quarter from 58% in the same quarter last year due to the decrease in operating costs and expenses.

During the six months ended September 30, 2014, our cost of sales and service decreased to $38,846 as compared to $247,341 during the six months ended September 30, 2013, primarily from the reduction in data feed costs of approximately 90%.

Our selling, general and administrative expenses increased from $1,828,825 for the six months ended September 30, 2013 to $1,899,419 in current 2014 period or $70,594 (4%). Last year, the Company incurred approximately $722,308 in stock based compensation expense as compared to $472,915 for the current period. We continue to reduce our operating costs through reduction in personnel and service providers.

Other:

A summary of significant other income (expenses) for the six months ended September 30, 2014 and the six months ended September 30, 2013 follows:

Six Months	Six Months
Ended	Ended
September 30, 2014	September 30, 2013	Variance
Interest	$(450,948)	(10)%	$(436,869)	(100)%	$14,079	3%
Gain (loss) on change in fair value of warrant and derivatives	324	-%	14	-%	(310)	(2,214)%
Loss on settlement of debt	(4,027,702)	(90)%	-	4,027,702	100%
Total	$(4,478,326)	(100)%	$(436,855)	100%	$4,041,471	(925)%

Interest expense increased from $436,869 to $450,948, a $140,79 or 3% increase.  The increase is because of the significant recapitalization of the Company over the prior three months.

During the six months ended September 30, 2014, we offered inducements to $2,300,000 of our convertible notes, some of which was maturing in the current quarter to convert or to exchange for new convertible note. As an inducement to convert, we offered conversion terms of $1.00 a share as compared to the contractual $4.00 a share. In addition, we offered to exchange an aggregate of 287,500 previously issued warrants issued in connection with the convertible notes with an exercise price of $6.00 with 3,024,158 warrants exercisable at $1.50. Of the $2,300,000 convertible notes, $1,200,000 chose to exchange for a new three year convertible note.

As such, we offered an inducement of 10% of the proceeds due on the old convertible debt including interest as an addition to the face of the new convertible debt. As a result, we incurred an aggregate loss on settlement of $4,027,702 during the six months ended September 30, 2014.

Cash Used in Operating Activities:

During the six months ended September 30, 2014, our rate of usage of cash on a monthly basis from operations to approximately $111,500 as compared to approximately $57,000 in the same period last year.

Liquidity and Capital Resources

During the six months ended September 30, 2014, the Company incurred a loss from operations of $6,100,000. However, only $669,194 was cash related. This negative cash flow was funded by existing cash and sales of common stock of $1,530,000, net with return of subscriptions of $50,000 and issuance of a related party note for $120,000. As a result, our cash and cash equivalents increased by $931,806 to $1,127,589 from the beginning of the fiscal year of $195,783.

The Company's current liabilities exceeded its current assets (working capital deficit) by $1,419,843 as of September 30, 2014 as compared to $5,220,806 at March 31, 2014. The decrease in the working capital deficit is primarily due to the combination of decreased accounts payable and accrued expenses of $502,284 and conversion of convertible notes payable.

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

For the periods ended September 30, 2014 and 2013, the Company did not grant stock options to employees.

In addition, the Company issued restricted stock units ("RSU") during the year ended March 31, 2014. The fair value of the vesting RSUs of $87,250 and $307,000 was recorded as a current period charge to earnings during the three and six months ended September 30, 2014, respectively, and $267,738 and $510,953 for the three and six months ended September 30, 2013, respectively.

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

Changes in Internal Controls

Other than mentioned above, there were no changes in our internal controls over financial reporting during the fiscal quarter ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On October 13, 2014, Evenflow filed a Stipulation of Settlement (the "Settlement") with the Court, in connection with the NJ Action. Pursuant to the Settlement, the Company agreed to pay to Evenflow $425,000 (the "Settlement Amount") in quarterly payments (the "Quarterly Payments") equal to 10% of the net revenue (revenue less allowances, returns and payments to revenue sharing agreements) of the Company as reported in the Company's periodic reports filed on Form 10-Q or Form 10-K (collectively, the "Periodic Reports") commencing with the Company's September 30, 2014 Periodic Report. The Quarterly Payments are due and payable by the Company on the tenth day following the filing of each Periodic Report. In addition to the Quarterly Payments, the Company agreed to make an initial payment in the amount of $25,000 upon the filing of the Settlement with the Court, as well as a payment in the amount of $25,000 due on the 12 month anniversary of the Initial Payment.

The Company may be subject to other legal proceedings and claims which arise in the ordinary course of its business. Although occasional adverse decisions or settlements may occur, the Company believes that the final disposition of such matters should not have a material adverse effect on its financial position, results of operations or liquidity. The Company had no other pending legal proceedings or claims other than described above as of September 30, 2014.

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

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended September 30, 2014, the Company entered into securities purchase agreements with four accredited investors pursuant to which they purchased an aggregate of 1,475,000 shares of the Company’s common stock and 1,475,000 warrants to purchase the Company’s common stock at $1.50 for five years for an aggregate purchase price of $1,475,000.

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

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 – MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5 – OTHER INFORMATION

None

ITEM 6 – EXHIBITS

Number	Description

3.1	Articles of Incorporation (incorporated by reference to Exhibit 3 to the Company’s 10SB12G filed on August 12, 1999)

3.2	Certificate of Amendment to Registrant’s Articles of Incorporation (incorporated by reference to Exhibit 3 to the Company’s 10SB12G filed on August 12, 1999)

3.3	By-Laws (incorporated by reference to Exhibit 3 to the Company’s 10SB12G filed on August 12, 1999)

3.4	Amendment to Articles of Incorporation or by-laws (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed on February 15, 2007)

3.5	Certificate of Change filed pursuant to NRS 78.209 (incorporated by reference to Exhibit 4.4 to the Company’s Form 8-K filed on April 6, 2012)

3.6	Articles of Merger filed pursuant to NRS 92.A.200 (incorporated by reference to Exhibit 4.4 to the Company’s Form 8-K filed on April 6, 2012)

3.7	Certificate of Amendment to the Articles of Incorporation dated October 16, 2014

4.1	Form of Exchange Agreement, dated September 30, 2010 (1)

4.2	Exchange Agreement by and between Global Investor Services, Inc. and Allied Global Ventures LLC, dated September 30, 2010 (2)

4.3	Form of Subscription Agreement dated July 7, 2011 (3)

4.4	Form of 8% Secured Convertible Note dated July 7, 2011 (3)

4.5	Form of Common Stock Purchase Warrant dated July 7, 2011 (3)

4.6	Form of Security Agreement dated July 7, 2011 (3)

4.7	Form of Agreement entered with Marketing Investors (4)

4.8	Form of Subscription Agreement - August 2012 (8)

4.9	Form of 8% Secured Convertible Note - August 2012 (8)

4.10	Form of Common Stock Purchase Warrant - August 2012 (8)

4.11	Form of Security Agreement - August 2012 (8)
4.12	Form of 5% Convertible Promissory Note issued in October 2012 to former shareholders of Instilend Technologies Inc. (10)

4.13	2012 Incentive stock Plan (9)

4.14	10% Secured Promissory Note issued by Fortified Management Group, LLC to Instilend Technologies Inc. (11)

4.15	Securities Purchase Agreement entered by and between Investview Inc. and Allied Global Ventures LLC (12)

4.16	Form of Common Stock Purchase Warrant issued to Allied Global Ventures LLC (12)

4.17	Form of Securities Purchase Agreement (13)

4.18	Form of Common Stock Purchase Warrant (13)

4.19	Form of Warrant (14)

4.20	Securities Purchase Agreement – September 30, 2014 (17)

4.21	Form of Common Stock Purchase Warrant – September 30, 2014 (17)

10.1	Employment Agreement by and between Global Investor Services Inc. and Dr. Joseph J. Louro dated June 7, 2011 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on June 29, 2011).

10.2	Letter Agreement by and between Global Investor Services Inc. and Dr. Joseph J. Louro dated June 29, 2011 (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on June 29, 2011

10.3	Agreement by and between Global Investor Services Inc., Wealth Engineering LLC, Wealth Engineering and Development Incorporated, Annette Raynor and Mario Romano dated July 12, 2011 (5)

10.4	Exchange Agreement, dated September 29, 2011, by and between Global Investor Services, Inc. and Allied Global Ventures, LLC. (6)

10.5	Exchange Agreement, dated September 29, 2011, by and between Global Investor Services, Inc. and Allied Global Ventures, LLC.(6)

10.6	Employment Agreement by and between Investview, Inc. and John “Randy” MacDonald dated May 15, 2012 (7)

10.7	Employment Agreement by and between Investview, Inc. and David M. Kelley dated August 16, 2012 (8)

10.8	Share Exchange Agreement between Investview Inc., Todd Tabacco, Derek Tabacco, Rich L’Insalata and Instilend Technologies Inc. (8)

10.9	Asset Purchase Agreement by and between Investview, Inc., Instilend Technologies Inc. and Fortified Management Group, LLC dated May 2, 2013 (11)

10.10	Assignment and Assumption Agreement by and between Investview, Inc., Fortified Management Group, LLC, Richard L’Insalata, Todd Tabacco and Derek Tabacco dated May 2, 2013 (11)

10.11	Agreement and Release by and between Investview, Inc., Instilend Technologies Inc., Fortified Management Group LLC and Todd Tabacco dated May 2, 2013 (11)

10.12	Agreement and Release by and between Investview, Inc., Instilend Technologies Inc., Fortified Management Group LLC and Derek Tabacco dated May 2, 2013 (11)

10.13	Agreement and Release by and between Investview, Inc., Instilend Technologies Inc., Fortified Management Group LLC and Richard L’Insalata dated May 2, 2013 (11)

10.14	Form of Exchange Agreement (14)

10.15	Agreement by and between Investview, Inc. and David M. Kelley dated July 14, 2014 (15)

10.16	Stipulation of Settlement Agreement with Evenflow Funding, LLC (16)

31.1	Certification of Principal Executive Officer pursuant to 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Principal Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Schema

101.CAL	XBRL Taxonomy Calculation Linkbase

101.DEF	XBRL Taxonomy Definition Linkbase

101.LAB	XBRL Taxonomy Label Linkbase

101.PRE	XBRL Taxonomy Presentation Linkbase

(1)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on October 12, 2010

(2)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on October 25, 2010

(3)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on July 13, 2011

(4)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on August 30, 2011

(5)	Incorporated by reference to the Form 10-K Annual Report filed with the Securities and Exchange Commission on July 14, 2011

(6)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on October 11, 2011

(7)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on May 21, 2012

(8)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on August 20, 2012

(9)	Incorporated by reference to Exhibit 4.1 to the Company’s Form S-8 filed on July 25, 2012

(10)	Incorporated by reference to the Company’s Form 10-Q filed on February 14, 2013

(11)	Incorporated by reference to to the Company’s Form 8-K filed on May 8, 2013

(12)	Incorporated by reference to the Form 8-K Current Report filed on October 8, 2013

(13)	Incorporated by reference to the Form 8-K Current Report filed on June 11, 2014

(14)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on July 10, 2014

(15)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on July 17, 2014.

(16)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on October 16, 2014.

(17)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on October 7, 2014.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INVESTVIEW, INC

Dated: November 14, 2014	By:	/s/ Dr. Joseph J. Louro
Dr. Joseph J. Louro
Chief Executive Officer
(Principal Executive Officer)

Dated: November 14, 2014	By:	/s/ William C. Kosoff
William C. Kosoff
Chief Financial Officer
(Principal Financial Officer and Accounting Officer)

