Form 10-Q
period 2014-12-31
Investview, Inc.
filed 2015-02-17
CIK 862651

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2014

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

As of February 17, 2015, there were 15,539,241 shares of common stock, (of which 1,300 shares are in treasury), par value $.001 per share, outstanding.

INVESTVIEW, INC.

FORM 10-Q

QUARTERLY PERIOD ENDED DECEMBER 31, 2014

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

INVESTVIEW, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31,	March 31,
	2014	2014
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$416,011	$195,783
Accounts receivable	-	15,000
Deferred costs	2,677	4,499
Prepaid expenses	154,761	5,250
Other current assets	1,664	1,690
Total current assets	575,113	222,222

Property and equipment, net	1,596,349	-

Other assets:
Investments	3,280,000	-
Deposits	105,000	105,000
Total other assets	3,385,000	105,000

Total assets	$5,556,462	$327,222

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
Accounts payable and accrued liabilities	$1,194,403	$1,486,175
Deferred revenue	48,207	64,194
Due to related party	554,883	1,936,992
Stock based payable	56,250	-
Settlement payable	390,160	-
Convertible notes payable, current portion	-	915,351
Convertible notes payable, current portion-related party	-	466,150
Notes payable, current portion	120,000	220,000
Notes payable, current portion-related party	120,000	-
Current liabilities of discontinued operations	120,266	354,166
Total current liabilities	2,604,169	5,443,028

Long term debt:
Warrant liability	-	324
Notes payable, long term portion	-	153,600
Convertible notes payable, long term portion	1,398,537	443,707
Convertible notes payable, long term portion-related party	269,236	491,185
Total long term debt	1,667,773	1,088,816

Total liabilities	4,271,942	6,531,844

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, par value: $0.001; 10,000,000 shares authorized, None issued and outstanding as of December 31, 2014 and March 31, 2014	-	-
Common stock, par value $0.001; 60,000,000 and 15,000,000 shares authorized; 15,514,241 and 7,010,188 issued and 15,512,941 and 7,008,888 outstanding as of December 31, 2014 and March 31, 2014, respectively	15,514	7,010
Additional paid in capital	98,588,639	83,098,605
Common stock subscriptions (receivable)	(250,000)	50,000
Treasury stock, 1,300 shares	(8,589)	(8,589)
Accumulated deficit	(96,947,248)	(89,351,648)
Stockholders' equity (deficit) attributable to Investview, Inc.	1,398,316	(6,204,622)
Non-controlling interest	(113,796)	-
Total stockholders' equity (deficit)	1,284,520	(6,204,622)

Total liabilities and stockholders' equity (deficit)	$5,556,462	$327,222

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

INVESTVIEW, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three months ended December 31,		Nine months ended December 31,
	2014	2013	2014	2013
Revenue, net:	$167,107	$243,577	$435,943	$838,722

Operating costs and expenses:
Cost of sales and service	12,830	3,961	51,676	58,349
Selling, general and administrative	1,749,116	837,249	3,648,535	2,859,027
Total operating costs and expenses	1,761,946	841,210	3,700,211	2,917,376

Net loss from operations	(1,594,839)	(597,633)	(3,264,268)	(2,078,654)

Other income (expense):
Gain on change in fair value of warrant and derivative liabilities	-	(415)	324	(401)
Loss on settlement of debt	(132,149)	-	(4,159,851)	-
Interest, net	(67,821)	(218,701)	(518,769)	(655,570)

Loss from continuing operations before income taxes	(1,794,809)	(816,749)	(7,942,564)	(2,734,625)

Income taxes benefit	-	-	-	250,000

Loss from continuing operations	(1,794,809)	(816,749)	(7,942,564)	(2,484,625)

Gain (loss) from discontinued operations	232,668	(7,510)	232,168	(316,377)

Net loss	(1,562,141)	(824,259)	(7,710,396)	(2,801,002)

Non-controlling interest	103,030	-	114,796	-

NET LOSS ATTRIBUTABLE TO INVESTVIEW, INC.	$(1,459,111)	$(824,259)	$(7,595,600)	$(2,801,002)

Loss per common share, basic and diluted;
Continuing operations	$(0.14)	$(0.14)	$(0.76)	$(0.48)
Discontinued operations	0.02	(0.00)	0.02	(0.06)
Total	$(0.12)	$(0.14)	$(0.74)	$(0.54)

Weighted average number of common shares outstanding-basic and diluted	12,974,261	5,900,329	10,484,291	5,735,972

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

INVESTVIEW, INC.

CONDENSED CONSOLIDATED STATEMENT OF DEFICIENCY IN STOCKHOLDERS' EQUITY

NINE MONTHS ENDED DECEMBER 31, 2014

(unaudited)

				Common
			Additional	Stock
	Common stock		Paid in	Subscription	Treasury	Accumulated	Non-controlling
	Shares	Amount	Capital	(receivable)	Stock	Deficit	Interest	Total
Balance, April 1, 2014	7,010,188	$7,010	$83,098,605	$50,000	$(8,589)	$(89,351,648)	$-	$(6,204,622)
Common stock issued for previously vested restricted stock units	362,328	362	(362)	-	-	-	-	-
Common stock issued as officer compensation	1,066,515	1,067	1,161,433	-	-	-	-	1,162,500
Common stock issued as directors’ fees	150,000	150	122,865	-	-	-	-	123,015
Common stock issued in settlement of accrued salaries	619,590	620	643,469	-	-	-	-	644,089
Common stock issued in settlement of accounts payable	20,270	20	30,182	-	-	-	-	30,202
Common stock issued for services	205,000	205	350,195	-	-	-	-	350,400
Common stock issued on deposit to acquire CetrusHoldings, Inc.	1,600,000	1,600	3,278,400	-	-	-	-	3,280,000
Common stock issued to acquire Gate Global software	725,000	725	1,362,275	-	-	-	-	1,363,000
Distribution of 21% interest in wholly owned subsidiary	-	-	338,050	-	-	-	-	338,050
Sale of common stock	2,230,000	2,230	2,227,770	(250,000)	-	-	-	1,980,000
Common stock issued in settlement of debt	1,525,350	1,525	4,091,478	-	-	-	-	4,093,003
Non-controlling interest contribution	-	-	-	-	-	-	1,000	1,000
Return of common stock subscription received	-	-	-	(50,000)	-	-	-	(50,000)
Fair value of vesting restricted stock units	-	-	384,688	-	-	-	-	384,688
Settlement of debt	-	-	1,499,591	-	-	-	-	1,499,591
Net loss	-	-	-	-	-	(7,595,600)	(114,796)	(7,710,396)
Balance, December 31, 2014	15,514,241	$15,514	$98,588,639	$(250,000)	$(8,589)	$(96,947,248)	$(113,796)	$1,284,520

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

INVESTVIEW INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Nine months ended December 31,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss from continuing operations	$(7,942,564)	$(2,484,625)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	13,415	-
Amortization of debt discount relating to convertible notes payable	358,003	462,159
Common stock issued for services rendered	201,915	372,080
Employee stock based compensation	384,688	840,635
Change in fair value of warrant and derivative liabilities	(324)	401
Loss on settlement of debt	4,159,851	-
Distribution of 21% interest in wholly owned subsidiary	338,050	-
Amortization of deferred compensation	121,989	-
Changes in operating assets and liabilities:
Accounts receivable	15,000	9,704
Deferred costs	1,822	2,783
Prepaid and other assets	26	25,000
Accounts payable and accrued liabilities	228,450	(8,970)
Stock based payable	56,250	-
Due to related parties	349,980	382,264
Deferred revenue	(50,827)	(73,533)
Net cash used in continuing operating activities:	(1,764,276)	(472,102)
Net cash used in discontinued operating activities:	(1,732)	(202,082)
Net cash used in operating activities	(1,766,008)	(674,184)

CASH FLOWS FROM INVESTING ACTIVITIES:
Payment(s) to acquire property and equipment	(64,764)	-
Proceeds from long term deposit	-	6,750
Net cash (used in) provided by investing activities:	(64,764)	6,750

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from note payable, related party	120,000	-
Equity contribution by non-controlling interest	1,000	-
Proceeds from sale of common stock	1,930,000	650,000
Net proceeds provided by financing activities	2,051,000	650,000

Net increase (decrease) in cash and cash equivalents	220,228	(17,434)
Cash and cash equivalents-beginning of period	195,783	176,282
Cash and cash equivalents-end of period	$416,011	$158,848

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$-	$-
Income taxes	$-	$-
Non cash financing activities:
Common stock issued in settlement of notes payable and accrued interest	$1,624,093	$-
Common stock issued in settlement of accrued officer salaries	$1,783,589	$-
Common stock issued in settlement of accounts payable	$12,162	$-
Common stock issued for future services	$271,500	$-
Common stock issued for deposit on acquisition	$3,280,000	$25,000
Common stock issued to acquire property	$1,363,000	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

INVESTVIEW, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014

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

On December 4, 2014, the Company formed GGI Inc., a corporation organized under the laws of Delaware for the purchase certain assets including the source code and platform use for the development of an electronic marketplace to facilitate impact investing. On December 27, 2014, the Company exchanged 21% ownership of GGI Inc. for two employment agreements. In connection with the aforementioned exchange, the Company charged 21% of the fair value of the net assets distributed of $338,050 as employee compensation expense.

The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Investment Tools & Training, LLC ("ITT"), Razor Data Corp ("Razor") and SAFE Management LLC ("Safe") and its majority owned subsidiaries, Vickrey Brown Investments, LLC and GGI INC.. All significant inter-company transactions and balances have been eliminated in consolidation.

Interim Financial Statements

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations (Regulation S-X) of the Securities and Exchange Commission (the “SEC”) and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the three and nine months ended December 31, 2014 are not necessarily indicative of the operating results that may be expected for the year ended March 31, 2015. These unaudited condensed consolidated financial statements should be read in conjunction with the March 31, 2015 consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K.

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

DECEMBER 31, 2014

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

Fair Value of Financial Instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2014 and March 31, 2014. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash and accounts payable. Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

INVESTVIEW, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014

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

For the three and nine months ended December 31, 2014 and 2013, the Company did not grant stock options to employees.

In addition, the Company issued restricted stock units ("RSU") to employees during the year ended March 31, 2014. The fair value of the vesting RSUs of $77,688 and $384,688 was recorded as a current period charge to earnings during the three and nine months ended December 31, 2014, respectively, and $314,426 and $825,379 for the three and nine months ended December 31, 2013, respectively.

Net Loss per Share

The Company follows Accounting Standards Codification subtopic 260-10, Earnings Per Share (“ASC 260-10”) specifying the computation, presentation and disclosure requirements of earnings per share information. Basic loss per share has been calculated based upon the weighted average number of common shares outstanding. The Company excluded 1,603,121 and 1,238,562 shares of common stock equivalents, that would be resulted from conversion of convertible debt, or exercise of stock options and warrants, from the diluted loss per share because their effect is anti-dilutive on the computation for the nine months ended December 31, 2014 and 2013, respectively.

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

Segment Information

Accounting Standards Codification subtopic Segment Reporting 280-10 (“ASC 280-10”) establishes standards for reporting information regarding operating segments in annual financial statements and requires selected information for those segments to be presented in interim financial reports issued to stockholders. ASC 280-10 also establishes standards for related disclosures about products and services and geographic areas. Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision-making group, in making decisions how to allocate resources and assess performance. The information disclosed herein materially represents all of the financial information related to the Company’s only material principal operating segment after the discontinued operations of Instilend (See Note 12).

INVESTVIEW, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014

Prepaid expenses

Prepaid expenses include the fair value of the Company’s common stock issued for future services of $149,511 to consultants and is amortized ratably over the future service life. For the three and nine months ended December 31, 2014, the Company recorded as current period charge to operations $34,216 and $179,380, respectively; $-0- for the three and nine months ended December 31, 2013.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-09, "Revenue from Contracts with Customers," which outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. ASU 2014-09 requires an entity to recognize revenue depicting the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 will also result in enhanced revenue related disclosures. ASU 2014-09 is effective for fiscal years, and interim reporting periods within those years, beginning after December 15, 2016. The Company has not yet determined the impact of ASU 2014-09 on its consolidated results of operations, financial condition, or cash flows.

In April 2014, the FASB issued ASU 2014-08, "Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity." ASU 2014-08 requires that a disposal representing a strategic shift that has (or will have) a major effect on an entity’s financial results or a business activity classified as held for sale should be reported as discontinued operations. ASU 2014-08 also expands the disclosure requirements for discontinued operations and adds new disclosures for individually significant dispositions that do not qualify as discontinued operations. ASU 2014-08 is effective prospectively for fiscal years, and interim reporting periods within those years, beginning after December 15, 2014. The impact of ASU 2014-08 is dependent upon the nature of dispositions, if any, after adoption.

In July 2014, the Company adopted ASU 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists.” ASU 2013-11 requires netting of unrecognized tax benefits against a deferred tax asset for a loss or other carryforward that would apply in settlement of the uncertain tax position. The adoption of ASU 2013-11 did not have a material impact on the Company's consolidated results of operations, financial condition, or cash flows.

On June 19, 2014, the FASB issued ASU 2014-12, Accounting for Share-Based Payments When the Terms of an Award Provide a Performance Target Could Be Achieved After the Requisite Service Period. The update is intended to resolve the diverse accounting treatment of these types of awards in practice. The amendments require that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. A reporting entity should apply existing guidance in "Compensation - Stock Compensation (Topic 718)" as it relates to awards with performance conditions that affect vesting to account for such awards. As such, the performance target should not be reflected in estimating the grant-date fair value of the award. Compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved, and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. If the performance target becomes probable of being achieved before the end of the requisite service period, the remaining unrecognized compensation cost should be recognized prospectively over the remaining requisite service period. The ASU is effective for interim and annual reporting periods that begin after December 15, 2015. The Company does not expect the adoption of this pronouncement to have an impact on our financial statements as this guidance mirrors our existing policy for such share-based awards.

INVESTVIEW, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014

2. GOING CONCERN MATTERS

The Company’s unaudited condensed consolidated financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred significant recurring losses which have resulted in an accumulated deficit of $96,947,248, net loss of $7,595,600 and net cash used in operations of $1,766,008 for the nine months ended December 31, 2014 which raises substantial doubt about the Company’s ability to continue as a going concern.

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

3. PROPERTY AND EQUIPMENT

Property and equipment as of December 31, 2014 and March 31, 2014 is summarized as follows:

	December 31, 2014	March 31, 2014
Software	$4,529,764	$2,920,000
Computer equipment	4,211	4,211
Office equipment	23,568	23,568
	4,557,543	2,947,779
Less accumulated depreciation	(2,961,194)	(2,947,779
	$1,596,349	$-

Property and equipment are stated at cost and depreciated using the straight-line method over their estimated useful lives of 3 to 5 years. When retired or otherwise disposed, the related carrying value and accumulated depreciation are removed from the respective accounts and the net difference less any amount realized from disposition, is reflected in earnings.

Depreciation expense was $13,415 for the three and nine months ended December 31, 2014, respectively; and $-0- for the three and nine months ended December 31, 2013, respectively

On December 17, 2014, GGI Inc., majority-owned subsidiary of the Company, entered into Asset Purchase Agreement with Gate Global Impact Inc. (“Gate”), a Delaware corporation, to purchase certain assets including the source code and platform use for the development of an electronic marketplace to facilitate impact investing. The closing occurred on December 17, 2014 whereby GGI paid consideration of $224,541 in cash and 725,000 shares of common stock of the Company. The aggregate acquired fair value of $1,609,764 is depreciated over an estimated useful life of five years.

In addition, GGI will pay Gate a royalty on gross revenue generated through use of the Assets of 10% on a quarterly basis which will terminate upon the payment of $7,500,000 in the aggregate.

INVESTVIEW, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014

4. INVESTMENTS

The Company entered into a Purchase Agreement with CertusHoldings, Inc., a Delaware corporation, pursuant to which the Company has agreed to acquire CertusSecurities, Inc., a Georgia Corporation (“CSI”), and CertusInvestment Advisers, LLC, a Georgia limited liability company (“CIA”). The Company received the executed signatures from CertusHoldings, Inc. on December 2, 2014. CSI is a registered broker-dealer engaged in the business of providing investment advice and other financial advisory services and products to private accounts of certain institutional and individual investors. CIA is a registered investment advisor engaged in the business of providing investment advice and other financial advisory services and products to private accounts of certain institutional and individual investors. The aggregate purchase price is $190,000 plus 1,600,000 shares of the Company’s common stock for the right to acquire . The closing is subject to board and regulatory approval.

As of December 31, 2014, regulatory approval have not been granted. Accordingly, the fair value of the issued common stock is reflected as other assets, investments in the Company’s balance sheet.

5. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities consisted of the following at December 31, 2014 and March 31, 2014:

	December 31, 2014	March 31, 2014
Accounts payable	$354,544	$395,852
Payable to Gate Global Impact, Inc (Note 3)	182,000	-
Accrued interest payable, short term	45,877	527,521
Accrued payroll taxes	598,882	541,692
Accrued salaries and wages	13,100	21,110
	$1,194,403	$1,486,175

As of December 31, 2014 and March 31, 2014, accrued payroll taxes included the effects of an estimated payroll tax liability for stock based compensation issued to an officer.

On October 23, 2014, the Company issued 20,270 shares of its common stock in settlement of $12,162 accounts payable. In connection with the settlement, Company recorded a loss on settlement of debt of $18,040.

6. SETTLEMENT PAYABLE

On August 12, 2013, Evenflow Funding, LLC ("Evenflow") commenced a civil action (the “NJ Action”) against the Company in the Superior Court of New Jersey, Law Division, Monmouth County (the "Court") bearing Docket No. Mon-L-3105-13 in collection of a promissory note issued January 20, 2009 and related accrued interest.

On October 13, 2014, the Company and Evenflow agreed to a settlement and a Stipulation of Settlement (the "Settlement") was filed with the Court, in connection with the NJ Action. Pursuant to the Settlement, the Company agreed to pay to Evenflow a total of $425,000 (the "Settlement Amount") in quarterly payments (the "Quarterly Payments") equal to 10% of the net revenue (revenue less allowances, returns and payments to revenue sharing agreements) of the Company as reported in the Company's periodic reports filed on Form 10-Q or Form 10-K (collectively, the "Periodic Reports") commencing with the Company's December 31, 2014 Periodic Report. The Quarterly Payments are due and payable by the Company on the tenth day following the filing of each Periodic Report. In addition to the Quarterly Payments, the Company agreed to make an initial payment in the amount of $25,000 upon the filing of the Settlement with the Court, as well as a payment in the amount of $25,000 due on the 12 month anniversary of the initial payment. The aggregate total of all payments including the upfront $25,000, the one year anniversary $25,000, and the quarterly payments is to be $425,000.

INVESTVIEW, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014

As of December 31, 2014, the Company reclassified the promissory note ( see Note 7) and accrued interest to settlement payable. No material gain or loss was recorded in connection with the settlement. The unpaid balance as of December 31, 2014 was $390,160.

7. NOTES PAYABLE

At December 31, 2014 and March 31, 2014, balances consist of the following:

	December 31, 2014	March 31, 2014
Note payable, currently in default (See Note 4)	$-	$200,000
Notes payable, due September 2014	-	20,000
Notes payable, due September 2015	120,000	120,000
Long term accrued interest	-	33,600
Total	120,000	373,600
Less: Notes payable, current portion	(120,000)	(220,000)
Notes payable, long term portion	$-	$153,600

A summary of notes payable at December 31, 2014 and March 31, 2014 are as follows:

On January 20, 2009, the Company received $200,000 in exchange for a promissory note, payable, due July 20, 2009 with interest due monthly at 20% per annum. The note is secured by common stock of the Company and is personally guaranteed by certain officers of the Company. The note contains certain first right of payment should the Company be successful in raising $500,000 to $1,500,000 in a Private Placement Offering before any payments can be distributed from the escrow at the offering. In connection with the issuance of the promissory note payable, the Company issued warrants to purchase its common stock at $2.00 per share for five years. The fair value of the warrants of $101,183, representing debt discount, has been fully amortized. In connection with a settlement agreement entered into on October 13, 2014, the Company reclassified the carrying value of the promissory note and accrued interest to settlement payable ( see Note 6)

On September 30, 2010, the Company issued an aggregate of $120,000 in unsecured promissory notes due five years from issuance at 8% per annum payable at maturity in exchange for the cancellation of 15,000 previously issued warrants.  The fair value of the exchanged warrants, approximately equaled the fair value of the issued notes at the date of the exchange.

On September 30, 2011, the Company issued an aggregate of $20,000 in unsecured promissory notes due September 30, 2014 at 8% per annum payable at maturity in exchange for the return and cancellation of 2,500 reset warrants to purchase the Company's common stock.  In conjunction with the exchange of promissory notes for warrant cancellation, the Company recorded a loss on warrant liability of $5,100 during the year ended March 31, 2012. On December 30, 2014, the Company issued an aggregate of 24,800 shares of its common stock and warrants to acquire 24,800 shares of the Company’s common stock at an exercise price of $1.50 per share for five years in settlement of the unsecured promissory notes and accrued interest. In connection with the settlement, Company recorded a loss on settlement of debt of $91,109. The fair value of the warrants was determined using the Black-Scholes pricing model and the following assumptions: contractual terms of 5 years, an average risk free interest rate of 1.72%, a dividend yield of 0%, and volatility of 167.48%.

8. NOTE PAYABLE, RELATED PARTY

On August 1, 2014, the Company issued a Secured Promissory Note (Note) payable to a board member and significant shareholder for $120,000 bearing interest at 5% per annum payable at such time as any payment of principal of the Note is made.

INVESTVIEW, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014

The Note is payable the earlier of (i) July 15, 2015 or (ii) receipt of proceeds from operations from Vickrey Brown Investments, LLC, a majority owned subsidiary of the Company.

The note is secured by: (i) 240,000 shares of common stock of the Company, $.001 par value per share, to be placed in escrow, and (ii) the Company’s right, title and interest in Vickrey Brown Investments, LLC.

9. CONVERTIBLE NOTES

At December 31, 2014 and March 31, 2014, convertible note balances consisted of the following:

	December 31, 2014	March 31, 2014
Convertible Promissory Notes #1, of which $300,000 related party, net of unamortized discount of $98,540	$-	$1,101,460
Convertible Promissory Notes #2, of which $200,000 related party, net of unamortized discount of $9,215	-	190,785
Convertible Promissory Notes #3, net of unamortized discount of $10,744	-	89,256
Convertible Promissory Notes #4, of which $300,000 related party, net of unamortized discount of $163,056	-	336,944
Convertible Promissory Note #5, net of unamortized discount of $13,347	-	86,653
Convertible Promissory Note #6, net of unamortized discount of $26,749	-	173,251
Convertible Promissory Note #7, net of unamortized discount of $36,353	-	226,147
Convertible Promissory Notes #8, of which $258,799 related party	1,603,121	-
Long term interest	64,652	111,897
Total	1,667,773	2,316,393
Less: convertible notes payable, current portion	-	915,351
Less: convertible notes payable, related party, current portion	-	466,150
Less: Convertible notes payable, long term portion	1,398,537	443,707
Convertible notes payable-related party, net of discount, long term portion	$269,236	$491,185

Aggregate maturities of long-term debt as of December 31, 2014 are as follows:

For the twelve months ended December 31,	Amount
2015	-
2016	-
2017	1,603,121
Total	$1,603,121

During the three and nine months ended December 31, 2014, the Company incurred an aggregate of $11,734 and $116,178 as interest expense, respectively and $-0- and $81,326 relating to the amortization of debt discount, respectively, with regard to related party notes.

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

DECEMBER 31, 2014

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

Also on June 30, 2014, the Company exchanged the remaining $800,000 of convertible notes and 100,000 warrants to acquire the Company’s common stock for new convertible notes and warrants. In connection with the exchange, the Company recorded a loss on settlement of debt of $982,257 representing the fair value of the issued warrants. (See Convertible Notes # 8 below)

For the three and nine months ended December 31, 2014, the Company amortized $-0- and $98,540 of debt discount to current period operations as interest expense, respectively. For the three and nine months ended December 31, 2013, the Company amortized $100,730 and $301,095 of debt discount to current period operations as interest expense, respectively.

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

DECEMBER 31, 2014

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

Also on June 30, 2014, the Company exchanged the remaining $100,000 of convertible note and 12,500 warrants to acquire the Company’s common stock for new convertible notes and warrants. In connection with the exchange, the Company recorded a loss on settlement of debt of $118,865 representing the fair value of the issued warrants. (See Convertible Notes # 8 below)

For the three and nine months ended December 31, 2014, the Company amortized $-0- and $9,215 of debt discount to current period operations as interest expense, respectively. For the three and nine months ended December 31, 2013, the Company amortized $3,123 and $9,335 of debt discount to current period operations as interest expense, respectively.

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

DECEMBER 31, 2014

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

For the three and nine months ended December 31, 2014, the Company amortized $-0- and $10,744 of debt discount to current period operations as interest expense, respectively. For the three and nine months ended December 31, 2013, the Company amortized $10,862 and $32,468 of debt discount to current period operations as interest expense, respectively.

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

Also on June 30, 2014, the Company exchanged the remaining $300,000 of related party convertible notes and 37,500 warrants to acquire the Company’s common stock for new convertible notes and warrants. In connection with the exchange, the Company recorded a loss on settlement of debt of $227,868 representing the fair value of the issued warrants.

For the three and nine months ended December 31, 2014, the Company amortized $-0- and $163,056 of debt discount to current period operations as interest expense, respectively. For the three and nine months ended December 31, 2013, the Company amortized $29,665 and $88,673 of debt discount to current period operations as interest expense, respectively.

INVESTVIEW, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014

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

For the three and nine months ended December 31, 2014, the Company amortized $-0- and $13,347 of debt discount to current period operations as interest expense, respectively. For the three and nine months ended December 31, 2013, the Company amortized $1,780 and $5,320 of debt discount to current period operations as interest expense, respectively.

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

DECEMBER 31, 2014

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

For the three and nine months ended December 31, 2014, the Company amortized $-0- and $26,749 of debt discount to current period operations as interest expense, respectively. For the three and nine months ended December 31, 2013, the Company amortized $3,491 and $10,434 of debt discount to current period operations as interest expense, respectively.

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

On December 31, 2014, the Company issued 74,513 shares of its common stock in full settlement of the note payable and accrued interest.

For the three and nine months ended December 31, 2014, the Company amortized $27,240 and $36,353 of debt discount to current period operations as interest expense, respectively. For the three and nine months ended December 31, 2013, the Company amortized $4,581 and $13,694 of debt discount to current period operations as interest expense, respectively.

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

INVESTVIEW, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014

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

10. CAPITAL STOCK

Common Stock

On October 14, 2014, the Company’s majority stockholders approved to amend the Articles of Incorporation to increase the number of authorized shares of common stock from 15,000,000 to 60,000,000 shares.

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

In September 2014, the Company issued an aggregate of 150,000 shares of its common stock for future services valued at $271,500. The unamortized fair value of $149,511 is reflected in prepaid expenses as of December 31, 2014 in accompanying unaudited condensed consolidated balance sheet.

In October 2014, the Company issued 50,000 shares of its common stock in payment of accrued officer salaries of $51,500. In connection with the settlement, the Company recorded a loss on settlement of debt of $23,000.

11. STOCK OPTIONS AND WARRANTS

Employee Stock Options

The following table summarizes the changes in employee stock options outstanding and the related prices for the shares of the Company’s common stock issued to employees of the Company under two employee stock option plans. The nonqualified plan adopted in 2007 is for 65,000 shares of which 47,500 have been granted as of December 31, 2014. The qualified plan adopted in October of 2008 authorizing 125,000 shares was approved by a majority of the Shareholders on September 16, 2009. To date 42,500 shares have been granted as of December 31, 2014.

The following table summarizes the changes in options outstanding and the related prices for the shares of the Company’s common stock issued to employees of the Company at December 31, 2014:

INVESTVIEW, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014

	Options Outstanding			Options Exercisable
			Weighted		Weighted
		Weighted	Average		Average
		Average	Exercise		Exercise
Range of	Number of	Remaining	Price of	Number of	Price of
Exercise	Shares	Contractual	Outstanding	Shares	Exercisable
Prices	Outstanding	Life (Years)	Options	Exercisable	Options
$10.00	35,000	4.76	$10.00	35,000	$10.00
12.00	2,500	2.11	12.00	2,500	12.00
	37,500	4.83	$10.20	37,500	$10.20

Transactions involving stock options issued to employees are summarized as follows:

Weighted
Average
	Number of	Exercise
	Shares	Price
Options outstanding at March 31, 2014	37,500	$10.20
Granted	-	-
Exercised	-	-
Canceled	-	-
Options outstanding at December 31, 2014	37,500	$10.20

There was no stock-based compensation expense for periods presented.

Non-Employee Stock Options

The following table summarizes the changes in options outstanding and the related prices for the shares of the Company’s common stock issued to consultants and non-employees of the Company at December 31, 2014:

	Options Outstanding			Options Exercisable
Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
Exercise	Number	Contractual	Exercise	Number of	Exercise
Prices	Outstanding	Life (Years)	Price	Exercisable	Price
$84.00	2,500	2.08	$84.00	2,500	$84.00

Transactions involving stock options issued to consultants and non-employees are summarized as follows:

		Weighted
		Average
	Number of	Price
	Shares	Per Share
Options outstanding at March 31, 2014	5,000	$56.00
Granted	-	-
Exercised	-	-
Expired	(2,500)	(29.00)
Options outstanding at December 31, 2014	2,500	$84.00

INVESTVIEW, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014

Restricted Stock Units ("RSU")

The Company has issued RSUs to certain employees.  RSUs issued to date vest in up to 6 to 24 months.

Transactions involving employee RSUs are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at March 31, 2014:	730, 000	$3.84
Granted	-	-
Exercised	(362,328)	3.75
Canceled or expired	(167,672)	3.75
Outstanding at December 31, 2014:	200,000	$3.49

The fair value of the vesting RSUs of $77,688 and $384,688 was recorded as a current period charge to earnings during the three and nine months ended December 31, 2014, respectively, and $314,426 and $825,379 for the three and nine months ended December 31, 2013, respectively.

Warrants

The following table summarizes the changes in warrants outstanding and the related prices for the shares of the Company’s common stock issued to shareholders at December 31, 2014:

	Warrants Outstanding			Warrants Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
Exercise	Number	Contractual	Exercise	Number	Exercise
Price	Outstanding	Life (Years)	Price	Exercisable	Price
$1.50	6,128,958	4.44	$1.50	6,128,958	$1.50
2.50	12,000	3.55	2.50	12,000	2.50
6.00	32,813	3.25	6.00	32,813	6.00
10.00	4,168	0.25	10.00	4,168	10.00
Total	6,177,939	4.43	$1.53	6,177,939	$1.53

Transactions involving the Company’s warrant issuance are summarized as follows:

		Average
	Number of	Price
	Shares	Per Share
Warrants outstanding at March 31, 2014	1,450,273	$3.28
Granted	5,033,958	1.50
Canceled	(287,500)	(6.00)
Expired	(18,792)	(4.00)
Warrants outstanding at December 31, 2014	6,177,939	$1.53

During the nine months ended December 31, 2014, the Company issued an aggregate of warrants to purchase 3,053,958 shares of the Company’s common stock for five years, exercisable at $1.50 and cancelled warrants to purchase 287,500 shares of the Company’s common stock at $6.00 in connection with settlement or modification of debt (see Note 9 and 11 above).

INVESTVIEW, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014

During the nine months ended December 31, 2014, the Company granted an aggregate of 1,980,000 warrants to purchase the Company’s common stock at $1.50, expiring five years from the date of issuance, in connection with the sale of the Company’s common stock.

12. DISCONTINUED OPERATIONS

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

The assets and liabilities of the discontinued operations as of December 31, 2014 and March 31, 2014 were as follows:

Assets:

	December 31, 2014	March 31, 2014
Cash	$-	$-
Accounts receivable	-	-
Total current assets of discontinued operations	$-	$-

Liabilities:
Accounts payable	$120,266	$354,166
Total current liabilities of discontinued operations	$120,266	$354,166

The Results of Operations for the three months ended December 31, 2014 and 2013 are as follows:

INVESTVIEW, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014

	December 31, 2014	December 31, 2013
Sales	$-	$-

Operating costs:
Selling, general and administrative	(232,668)	7,510
Loss on disposal of assets	-	-
Total operating costs	(232,668)	7,510
	-
Net income (loss) before income tax benefit	232,668	(7,510)
Income tax benefit	-	-
Net Income	$232,668	$(7,510)

The Results of Operations for the nine months ended December 31, 2014 and 2013 are as follows:

	December 31, 2014	December 31, 2013
Sales	$-	$31,736

Operating costs:
Selling, general and administrative	(232,168)	79,598
Loss on disposal of assets	-	18,515
Total operating costs	(232,168)	98,113
	-
Net income (loss) before income tax benefit	232,168	(66,377)
Income tax (benefit)	-	250,000
Net Income (Loss)	$232,168	$(316,377)

The Company has reversed $232,168 of estimated amounts due under a settlement agreement with the former Instilend management as a result of a breach of conract provisions of the arrangement. The amounts were credited to selling, general and administrative expenses above.

13. NON CONTROLLING INTEREST

In August 2014, the Company formed Vickrey Brown Investments, LLC, a limited liability company under the laws of California with 51% membership interests specializing in investment strategies which combine quantitative strategies, forensic accounting and volatility controls.

On December 4, 2014, the Company formed GGI Inc., a corporation organized under the laws of Delaware for the purchase certain assets including the source code and platform use for the development of an electronic marketplace to facilitate impact investing. On December 27, 2014, the Company exchanged 21% ownership of GGI Inc. for two employment agreements which has been treated as compensation expense. GGI’s only significant assets were that of certain software source code and platform purchased pursuant to an Asset Purchase Agreement on December 17, 2014 (see Note 3). The value of the compensation expense was estimated based on the underlying value of these purchased assets.

A reconciliation of the non-controlling loss attributable to the Company:

Net loss attributable to non-controlling interest for the three months (or from date of formation) to December 31, 2014:

	GGI, Inc.	Vickrey Brown Investments
Net allocable loss	$351,465	59,638
Average Non-controlling interest percentage	21%	49%
Net loss attributable to the non-controlling interest	$73,808	$29,222

INVESTVIEW, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014

Net loss attributable to non-controlling interest for the period from date of formation to December 31, 2014:

	GGI, Inc.	Vickrey Brown Investments
Net allocable loss	$351,465	83,650
Average Non-controlling interest percentage	21%	49%
Net loss attributable to the non-controlling interest	$73,808	$40,988

The following table summarizes the changes in non-controlling Interest from date of formation to December 31, 2014:

	GGI, Inc.	Vickrey Brown Investments
Balance, date of formation	$-	$–
Transfer (to) from the non-controlling interest as a result of change in ownership		1,000
Net loss attributable to the non-controlling interest	(73,808)	(40,988)
Balance, December 31, 2014	$(73,808)	$(39,988)

14. SUBSEQUENT EVENTS

In January 2015, the Company entered into a Securities Purchase Agreement with an accredited investor pursuant to which they purchased 25,000 shares of the Company’s common stock together with Common Stock Purchase Warrants to acquire up to 25,000 shares of common stock for a purchase price of $25,000. The Common Stock Purchase Warrants are exercisable for a period of five years at an exercise price of $1.50 per share.

The securities were offered and sold in a private placement transaction made in reliance upon exemptions from registration pursuant to section 4(2) under the Securities Act of 1933 (the “Securities Act”) and /or rule 506 promulgated under the Securities Act

Item 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Overview

Investview is a New Jersey-based financial services organization. The Company operates primarily through its wholly- and majority-owned subsidiaries, to provide financial products and services to accredited investors, self-directed investors and select financial institutions. Investview, Inc. also provides investor education products.

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

Results of Operations

Three months ended December 31, 2014 compared to three months ended December 31, 2013:

Revenues:

	Three Months Ended		Three Months Ended
	December 31, 2014		December 31, 2013		Variance
Subscription revenues	$167,107	100%	$243,577	100%	$(76,470)	(31)%

We realized a drop in our recognized revenues of 31% for the three months ended December 31, 2014 from the prior year period due in part to a number of subscribers who elected to pay for annual subscriptions which reduced the revenue that could be recognized in the quarter and in turn was added to deferred revenue. We proactively introduced both new products and a new marketing strategy to improve the lifetime value of our accounts. We are now emphasizing our online based business model which provides subscription based services including trading ideas, tools and education through live and recorded webinars and is marketed through a number of online media channels. Our trading and education tools are located at www.investview.com whereas our 7 minute products have their own websites:www.7minute trader.com, 7minuteoptions.com, 7minutestocks.com and 7minuteinvestor.com.

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

Operating Costs and Expenses:

A summary of significant operating costs and expenses for the three months ended December 31, 2014 and the three months ended December 31, 2013 follows:

	Three Months		Three Months
	Ended		Ended
	December 31, 2014		December 31, 2013		Variance
Costs of sales and services	$12,830	1%	$3,961	-%	$(8,869)	224%
Selling, general and administrative	1,749,116	99%	837,249	100%	(911,867)	109%
Total	$1,761,946	100%	$841,210	100%	$(920,736)	109%

As a percentage of revenues, the operating margin decreased to 92% in the current quarter from 98% in the same quarter last year due to the decrease in revenues relative to the similar level of operating costs and expenses.

During the three months ended December 31, 2014, our cost of sales and service increased to $12,830 as compared to $3,961 during the three months ended December 31, 2013, primarily from the increase in data feed costs of approximately 90%.

Our selling, general and administrative expenses increased from $837,249 for the three months ended December 31, 2013 to $1,749,116 in current 2014 period or $911,867 (109%). Last year, the Company incurred approximately $314,000 in stock based compensation expense as compared to $147,904 for the current period.

During the current period, we exchanged a minority interest in our newly formed subsidiary, GGI, for employment contracts, incurring a non-cash expense of $338,050. Additionally, our consulting services increased as we expand into other markets.

Other:

A summary of significant other income (expenses) for the three months ended December 31, 2014 and the three months ended December 31, 2013 follows:

	Three Months		Three Months
	Ended		Ended
	December 31, 2014		December 31, 2013		Variance
Interest	$(67,821)	(34)%	$(218,701)	(100)%	$150,880	69%
Gain (loss) on change in fair value of warrant and derivatives	-	-%	(415)	-%	415	100%
Loss on settlement of debt	(132,149)	(66)%	-	-%	(132,149)	100%
Total	$(199,970)	(100)%	$(219,116)	100%	$19,146	9%

On December 30, 2014, we issued an aggregate of 24,800 shares of its common stock and warrants to acquire 24,800 shares of the Company’s common stock at an exercise price of $1.50 per share for five years in settlement of the unsecured promissory notes and accrued interest. In connection with the settlement, we recorded a loss on settlement of debt of $91,109.

On October 23, 2014, the Company issued 20,270 shares of its common stock in settlement of $12,162 accounts payable. In connection with the settlement, Company recorded a loss on settlement of debt of $18,040.

In October 2014, the Company issued 50,000 shares of its common stock in payment of accrued officer salaries of $51,500. In connection with the settlement, the Company recorded a loss on settlement of debt of $23,000.

Interest expense decreased from $218,701 to $67,821, a $150,880 or 69% decrease.  The decrease primarily due to the reduction of debt discount amortization due to significant recapitalization of the Company.

Non-controlling interest:

During the current year, the Company organized two majority owned subsidiaries, Vickrey Brown Investments, LLC and GGI, Inc. The proportionate share of the subsidiaries losses not attributable to the Company was $103,030 for the three months ended December 31, 2014.

Nine months ended December 31, 2014 compared to six months ended December 31, 2013:

Revenues:

	Nine Months Ended		Nine Months Ended
	December 31, 2014		December 31, 2013		Variance
Subscription revenues	$435,943	100%	$838,722	100%	$(402,779)	(48)%

We realized a drop in our revenues of 48% for the nine months ended December 31, 2014 from the prior year period as we continue to transition to our online based modeling. We proactively introduced both new products and a new marketing strategy to improve the lifetime value of our accounts. We are now emphasizing our online based business model which provides subscription based services including trading ideas, tools and education through live and recorded webinars and is marketed through a number of online media channels. Our trading and education tools are located at www.investview.com whereas our 7 minute products have their own websites:www.7minute trader.com, 7minuteoptions.com, 7minutestocks.com and 7minuteinvestor.com.

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

Operating Costs and Expenses:

A summary of significant operating costs and expenses for the nine months ended December 31, 2014 and the nine months ended December 31, 2013 follows:

	Nine Months		Nine Months
	Ended		Ended
	December 31, 2014		December 31, 2013		Variance
Costs of sales and services	$51,676	2%	$58,349	2%	$6,673	11%
Selling, general and administrative	3,648,535	98%	2,859,027	98%	(789,508)	(28)%
Total	$3,700,211	100%	$2,917,376	100%	$(782,835)	(27)%

As a percentage of revenues, the operating margin decreased to 88% in the current quarter from 93% in the same quarter last year due to the increase in operating costs and expenses.

During the nine months ended December 31, 2014, our cost of sales and service decreased to $51,676 as compared to $58,349 during the nine months ended December 31, 2013, primarily from the reduction in data feed costs.

Our selling, general and administrative expenses increased from $2,859,027 for the nine months ended December 31, 2013 to $3,648,535 in current 2014 period or $789,508 (28%). Last year, the Company incurred approximately $841,000 in stock based compensation expense as compared to approximately $385,000 for the current period. During the current period, we exchanged a minority interest in our newly formed subsidiary, GGI, for employment contracts, incurring a non-cash expense of $338,050. Additionally, our consulting services increased as we expand into other markets.

Other:

A summary of significant other income (expenses) for the nine months ended December 31, 2014 and the nine months ended December 31, 2013 follows:

	Nine Months		Nine Months
	Ended		Ended
	December 31, 2014		December 31, 2013		Variance
Interest	$(518,769)	(11)%	$(655,570)	(100)%	$(136,801)	(21)%
Gain (loss) on change in fair value of warrant and derivatives	324	-%	(401)	-%	(725)	(181)%
Loss on settlement of debt	(4,159,851)	(89)%	-		4,159,851	100%
Total	$(4,678,296)	(100)%	$(655,971)	100%	$4,022,325	(613)%

Interest expense decreased from $655,570 to $518,769, a $136,801 or 21% decrease.  The decrease is because of the significant recapitalization of the Company over the prior nine months.

During the nine months ended December 31, 2014, we offered inducements to $2,300,000 of our convertible notes, some of which was maturing in the current quarter to convert or to exchange for new convertible note. As an inducement to convert, we offered conversion terms of $1.00 a share as compared to the contractual $4.00 a share. In addition, we offered to exchange an aggregate of 287,500 previously issued warrants issued in connection with the convertible notes with an exercise price of $6.00 with 3,024,158 warrants exercisable at $1.50. Of the $2,300,000 convertible notes, $1,200,000 chose to exchange for a new three year convertible note.

As such, we offered an inducement of 10% of the proceeds due on the old convertible debt including interest as an addition to the face of the new convertible debt. As a result, we incurred an aggregate loss on settlement of $4,027,702 during the nine months ended December 31, 2014.

Additionally, on December 30, 2014, we issued an aggregate of 24,800 shares of its common stock and warrants to acquire 24,800 shares of the Company’s common stock at an exercise price of $1.50 per share for five years in settlement of the unsecured promissory notes and accrued interest. In connection with the settlement, we recorded a loss on settlement of debt of $91,109.

Additionally, on October 23, 2014, the Company issued 20,270 shares of its common stock in settlement of $12,162 accounts payable. In connection with the settlement, Company recorded a loss on settlement of debt of $18,040.

Additionally, in October 2014, the Company issued 50,000 shares of its common stock in payment of accrued officer salaries of $51,500. In connection with the settlement, the Company recorded a loss on settlement of debt of $23,000.

Non-controlling interest:

During the current year, the Company organized two majority owned subsidiaries, Vickrey Brown Investments, LLC and GGI, Inc. The proportionate share of the subsidiaries losses not attributable to the Company was $114,796 for the nine months ended December 31, 2014.

Cash Used in Operating Activities:

During the nine months ended December 31, 2014, our rate of usage of cash on a monthly basis from operations to approximately $196,200 as compared to approximately $74,900 in the same period last year.

Liquidity and Capital Resources

During the nine months ended December 31, 2014, the Company incurred a loss from operations of $7,900,000. However, only $1,766,008 was cash related. This negative cash flow was funded by existing cash and sales of common stock of $1,930,000, net with return of subscriptions of $50,000 and issuance of a related party note for $120,000. As a result, our cash and cash equivalents increased by $220,228 to $416,011 from the beginning of the fiscal year of $195,783.

The Company's current liabilities exceeded its current assets (working capital deficit) by $2,029,056 as of December 31, 2014 as compared to $5,220,806 at March 31, 2014. The decrease in the working capital deficit is primarily due to the combination of decreased accounts payable and accrued expenses of $307,759 and conversion of convertible notes payable.

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

For the periods ended December 31, 2014 and 2013, the Company did not grant stock options to employees.

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

Changes in Internal Controls

Other than mentioned above, there were no changes in our internal controls over financial reporting during the fiscal quarter ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The Company may be subject to other legal proceedings and claims which arise in the ordinary course of its business. Although occasional adverse decisions or settlements may occur, the Company believes that the final disposition of such matters should not have a material adverse effect on its financial position, results of operations or liquidity. The Company had no other pending legal proceedings or claims other than described above as of December 31, 2014.

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

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the nine months ended December 31, 2014, the Company entered into securities purchase agreements with four accredited investors pursuant to which they purchased an aggregate of 2,230,000 shares of the Company’s common stock and 1,980,000 warrants to purchase the Company’s common stock at $1.50 for five years for an aggregate purchase price of $1,980,000.

In October 2014, the Company issued 50,000 shares of its common stock in payment of accrued officer salaries of $51,500. In connection with the settlement, the Company recorded a loss on settlement of debt of $23,000.

On December 17, 2014, GGI Inc. (“GGI”), a Delaware corporation and a majority-owned subsidiary of the Company, entered into Asset Purchase Agreement with Gate Global Impact Inc. (“Gate”), a Delaware corporation, to purchase certain assets including the source code and platform use for the development of an electronic marketplace to facilitate impact investing (the “Assets”). The closing occurred on December 17, 2014 whereby GGI acquired the Assets in consideration of $224,540.78 in cash and 725,000 shares of common stock of the Company. In addition, GGI will pay Gate a royalty on gross revenue generated through use of the Assets of 10% on a quarterly basis which will terminate upon the payment of $7,500,000 in the aggregate.

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

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 – MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5 – OTHER INFORMATION

On October 14, 2014, the Company’s majority stockholders approved to amend the Articles of Incorporation to increase the number of authorized shares of common stock from 15,000,000 to 60,000,000 shares.

The Company entered into a Purchase Agreement with CertusHoldings, Inc., a Delaware corporation, pursuant to which the Company has agreed to acquire CertusSecurities, Inc., a Georgia Corporation (“CSI”), and CertusInvestment Advisers, LLC, a Georgia limited liability company (“CIA”). The Company received the executed signatures from CertusHoldings, Inc. on December 2, 2014. CSI is a registered broker-dealer engaged in the business of providing investment advice and other financial advisory services and products to private accounts of certain institutional and individual investors. CIA is a registered investment advisor engaged in the business of providing investment advice and other financial advisory services and products to private accounts of certain institutional and individual investors. The aggregate purchase price is $190,000 plus 1,600,000 shares of the Company’s common stock for the right to acquire . The closing is subject to board and regulatory approval.

On December 17, 2014, GGI Inc. (“GGI”), a Delaware corporation and a majority-owned subsidiary of the Company, entered into Asset Purchase Agreement with Gate Global Impact Inc. (“Gate”), a Delaware corporation, to purchase certain assets including the source code and platform use for the development of an electronic marketplace to facilitate impact investing (the “Assets”). The closing occurred on December 17, 2014 whereby GGI acquired the Assets in consideration of $224,540.78 in cash and 725,000 shares of common stock of the Company. In addition, GGI will pay Gate a royalty on gross revenue generated through use of the Assets of 10% on a quarterly basis which will terminate upon the payment of $7,500,000 in the aggregate.

ITEM 6 – EXHIBITS

Number	Description

3.1	Articles of Incorporation (incorporated by reference to Exhibit 3 to the Company’s 10SB12G filed on August 12, 1999)

3.2	Certificate of Amendment to Registrant’s Articles of Incorporation (incorporated by reference to Exhibit 3 to the Company’s 10SB12G filed on August 12, 1999)

3.3	By-Laws (incorporated by reference to Exhibit 3 to the Company’s 10SB12G filed on August 12, 1999)

3.4	Amendment to Articles of Incorporation or by-laws (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed on February 15, 2007)

3.5	Certificate of Change filed pursuant to NRS 78.209 (incorporated by reference to Exhibit 4.4 to the Company’s Form 8-K filed on April 6, 2012)

3.6	Articles of Merger filed pursuant to NRS 92.A.200 (incorporated by reference to Exhibit 4.4 to the Company’s Form 8-K filed on April 6, 2012)

3.7	Certificate of Amendment to the Articles of Incorporation dated October 16, 2014

4.1	Form of Exchange Agreement, dated September 30, 2010 (1)

4.2	Exchange Agreement by and between Global Investor Services, Inc. and Allied Global Ventures LLC, dated September 30, 2010 (2)

4.3	Form of Subscription Agreement dated July 7, 2011 (3)

4.4	Form of 8% Secured Convertible Note dated July 7, 2011 (3)

4.5	Form of Common Stock Purchase Warrant dated July 7, 2011 (3)

4.6	Form of Security Agreement dated July 7, 2011 (3)

4.7	Form of Agreement entered with Marketing Investors (4)

4.8	Form of Subscription Agreement - August 2012 (8)

4.9	Form of 8% Secured Convertible Note - August 2012 (8)

4.10	Form of Common Stock Purchase Warrant - August 2012 (8)

4.11	Form of Security Agreement - August 2012 (8)

4.12	Form of 5% Convertible Promissory Note issued in October 2012 to former shareholders of Instilend Technologies Inc. (10)

4.13	2012 Incentive stock Plan (9)

4.14	10% Secured Promissory Note issued by Fortified Management Group, LLC to Instilend Technologies Inc. (11)

4.15	Securities Purchase Agreement entered by and between Investview Inc. and Allied Global Ventures LLC (12)

4.16	Form of Common Stock Purchase Warrant issued to Allied Global Ventures LLC (12)

4.17	Form of Securities Purchase Agreement (13)

4.18	Form of Common Stock Purchase Warrant (13)

4.19	Form of Warrant (14)

4.20	Securities Purchase Agreement – September 30, 2014 (17)

4.21	Form of Common Stock Purchase Warrant – September 30, 2014 (17)

4.22	2014 Incentive stock Plan (20)

10.1	Employment Agreement by and between Global Investor Services Inc. and Dr. Joseph J. Louro dated June 7, 2011 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on June 29, 2011).

10.2	Letter Agreement by and between Global Investor Services Inc. and Dr. Joseph J. Louro dated June 29, 2011 (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on June 29, 2011

10.3	Agreement by and between Global Investor Services Inc., Wealth Engineering LLC, Wealth Engineering and Development Incorporated, Annette Raynor and Mario Romano dated July 12, 2011 (5)

10.4	Exchange Agreement, dated September 29, 2011, by and between Global Investor Services, Inc. and Allied Global Ventures, LLC. (6)

10.5	Exchange Agreement, dated September 29, 2011, by and between Global Investor Services, Inc. and Allied Global Ventures, LLC.(6)

10.6	Employment Agreement by and between Investview, Inc. and John “Randy” MacDonald dated May 15, 2012 (7)

10.7	Employment Agreement by and between Investview, Inc. and David M. Kelley dated August 16, 2012 (8)

10.8	Share Exchange Agreement between Investview Inc., Todd Tabacco, Derek Tabacco, Rich L’Insalata and Instilend Technologies Inc. (8)

10.9	Asset Purchase Agreement by and between Investview, Inc., Instilend Technologies Inc. and Fortified Management Group, LLC dated May 2, 2013 (11)

10.10	Assignment and Assumption Agreement by and between Investview, Inc., Fortified Management Group, LLC, Richard L’Insalata, Todd Tabacco and Derek Tabacco dated May 2, 2013 (11)

10.11	Agreement and Release by and between Investview, Inc., Instilend Technologies Inc., Fortified Management Group LLC and Todd Tabacco dated May 2, 2013 (11)

10.12	Agreement and Release by and between Investview, Inc., Instilend Technologies Inc., Fortified Management Group LLC and Derek Tabacco dated May 2, 2013 (11)

10.13	Agreement and Release by and between Investview, Inc., Instilend Technologies Inc., Fortified Management Group LLC and Richard L’Insalata dated May 2, 2013 (11)

10.14	Form of Exchange Agreement (14)

10.15	Agreement by and between Investview, Inc. and David M. Kelley dated July 14, 2014 (15)

10.16	Stipulation of Settlement Agreement with Evenflow Funding, LLC (16)

10.17	Purchase Agreement by and between Investview, Inc. and CertusHoldings, Inc. (18)

10.18	Asset Purchase Agreement by and between GGI Inc. and Gate Global Impact Inc. dated December 17, 2014 (19)

31.1	Certification of Principal Executive Officer pursuant to 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Principal Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Schema

101.CAL	XBRL Taxonomy Calculation Linkbase

101.DEF	XBRL Taxonomy Definition Linkbase

101.LAB	XBRL Taxonomy Label Linkbase

101.PRE	XBRL Taxonomy Presentation Linkbase

(1)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on October 12, 2010

(2)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on October 25, 2010

(3)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on July 13, 2011

(4)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on August 30, 2011

(5)	Incorporated by reference to the Form 10-K Annual Report filed with the Securities and Exchange Commission on July 14, 2011

(6)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on October 11, 2011

(7)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on May 21, 2012

(8)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on August 20, 2012

(9)	Incorporated by reference to Exhibit 4.1 to the Company’s Form S-8 filed on July 25, 2012

(10)	Incorporated by reference to the Company’s Form 10-Q filed on February 14, 2013

(11)	Incorporated by reference to to the Company’s Form 8-K filed on May 8, 2013

(12)	Incorporated by reference to the Form 8-K Current Report filed on October 8, 2013

(13)	Incorporated by reference to the Form 8-K Current Report filed on June 11, 2014

(14)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on July 10, 2014

(15)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on July 17, 2014.

(16)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on October 16, 2014.

(17)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on October 7, 2014.

(18)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on December 4, 2014.

(19)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on December 29, 2014.

(20)	Incorporated by reference to Exhibit 4.1 to the Company’s Form S-8 filed on December 17, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INVESTVIEW, INC

Dated: February 17, 2015	By:	/s/ Dr. Joseph J. Louro
Dr. Joseph J. Louro
Chief Executive Officer
(Principal Executive Officer)

Dated: February 17, 2015	By:	/s/ William C. Kosoff
William C. Kosoff
Chief Financial Officer
(Principal Financial Officer and Accounting Officer)

