Form 10-K
period 2015-03-31
Investview, Inc.
filed 2015-07-14
CIK 862651

U.S. Securities and Exchange Commission

Washington, DC 20549

FORM 10-K

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED

March 31, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act) Yes ☐      No  ☒

As of September 30, 2014, the aggregate market value of the issued and outstanding common stock held by non-affiliates of the registrant, based upon the closing price of the common stock as traded on the OTC QB of $1.20 was approximately $6,804,855. For purposes of the above statement only, all directors, executive officers and 10% shareholders are assumed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for any other purpose.

 As of July 14, 2015, there were 14,560,077 shares of common stock par value $.001 per share, outstanding.

Documents incorporated by reference.

NONE

INVESTVIEW, INC.

2015 FORM 10-K ANNUAL REPORT

PART I

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

Recent Developments

On March 13, 2015 (the "Closing Date"), the Company entered into a Redemption and Mutual Release Agreement (the “Redemption Agreement”) with GGI Inc., a Delaware corporation (“GGI”) pursuant to which GGI agreed to redeem the Company’s ownership interest in consideration of certain payment and mutual releases. On the Closing Date, the Company received a payment of $1,147,500. Further, during the period commencing on the Closing Date through the five (5) year anniversary of the Closing Date (the “GGI Period”), the Company shall receive 5% of the adjusted gross revenue of GGI up to $2,500,000, which is defined as revenue less cost of goods sold solely in respect of GGI’s social impact investment activity as currently conducted as of the Closing Date. During the GGI Period, with respect to GGI’s social impact investment activity, in the event GGI (i) disposes of all or a portion of its assets in an arm’s length transaction with a bona fide third party, (ii) enters into a merger agreement in an arm’s length transaction with a bona fide third party or (iii) enters any other arm’s length transaction with a bona fide third party which results in GGI disposing of all or a portion of its social impact business line (which shall not include bona fide fundraising offerings), then the Company shall receive a one-time cash payment equal to 5% of the net sales price received by GGI in such transaction. Such payment to the Company is capped at, $2,500,000. In addition, GGI agreed to pay all outstanding liabilities of GGI as originally contemplated in that certain Asset Purchase Agreement entered with Gate Global Impact Inc. dated December 17, 2014 and the Company was relieved of all obligations pertaining to certain employment agreements entered between GGI and certain executives. The Company entered into an amendment to that certain Assignment and Assumption with a third party whereby the consideration due for the assignment of the rights to acquire the Certus Wealth Platform was reduced to 170,000 shares of common stock and $75,000, which has been paid.

On December 2, 2014, the Company entered into a Purchase Agreement with CertusHoldings, Inc., a Delaware corporation, pursuant to which the Company has agreed to acquire CertusSecurities, Inc., a Georgia Corporation (“CSI”), and CertusInvestment Advisers, LLC, a Georgia limited liability company (“CIA”). CSI is a registered broker-dealer engaged in the business of providing investment advice and other financial advisory services and products to private accounts of certain institutional and individual investors. CIA is a registered investment advisor engaged in the business of providing investment advice and other financial advisory services and products to private accounts of certain institutional and individual investors. The aggregate purchase price was $190,000 plus 1,600,000 shares of the Company’s common stock for the option to acquire from third party. On March 13, 2015, in connection with the sale of GGI, Inc., 1,350,000 previously issued common shares for the right to acquire CertusHoldings, Inc. were returned and cancelled. The fair value of the net common shares issued of $512,500 (250,000) was charged to current period operations as indirect acquisition costs. The closing is subject to board and regulatory approval.

As of March 31, 2015, regulatory approvals have not been granted. Accordingly, the fair value of the issued common stock is reflected as other assets, investments in the Company’s balance sheet.

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

Employees

As of July 14, 2015, the Company has 12 employees. The Company has not experienced any work stoppages and considers relations with its employees to be good.

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

From our inception on August 1, 2005 through March 31, 2015, we have incurred cumulative losses of $98,517,358. As a result of the start-up nature of our business, we expect to continue to incur substantial expenses. There can be no assurance that we will achieve profitability in the immediate future or at any time. Our cash balance on March 31, 2015 was $805,737 and our average cash burn for the year ended March 31, 2015 was approximately $221,000 per month. As of the date of this filing, we have minimal operating capital to continue our business and marketing initiatives for the next twelve months. As a result, the Company continues to actively secure additional financing for working capital through the sale of its securities.

Our independent auditors have expressed substantial doubt about our ability to continue as a going concern.

In their audit opinion issued in connection with our consolidated balance sheet as of March 31, 2015 and our related consolidated statements of operations, deficiency in stockholders’ equity, and cash flows for the year ended March 31, 2015, our auditors have expressed substantial doubt about our ability to continue as a going concern given our recurring net losses, negative cash flows from operations and the limited amount of funds on our balance sheet.  We have prepared our consolidated financial statements on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.  The consolidated financial statements do not include any adjustments that might be necessary should we be unable to continue in existence. This could make it more difficult to raise capital in the future.

Given our historical financial losses and current financial condition, we will need additional financing to execute our business plan for the fiscal year ending March 31, 2016. Our inability to obtain sufficient additional capital could reduce the value the market currently places on our common stock.

We have no current commitment for such future funding and there can be no assurance that additional capital will be available on terms acceptable to us, or at all. Selling additional stock dilutes the equity interests of our stockholders. Further, if we sell stock at a price lower than the conversion price of the Notes held by the selling stockholders, the number of shares of our common stock issuable upon conversion of those Notes will automatically increase; thereby further diluting the equity interests of our stockholders. If we are unable to secure additional capital, we will be forced to reduce our investment in development and commercialization efforts, which will impair our ability to execute our plans. We used cash of  $2,648,782 in operating activities for the fiscal year ended March 31, 2015.

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

For the operating period since inception (August 1, 2005) through March 31, 2015, we have incurred a net cumulative loss of $98,517,358. The Net Operating Loss for the year ended March 31, 2015 was $9,165,710. We expect to continue to incur losses as we spend additional capital to market our products and establish our infrastructure and organization to support anticipated operations.  We cannot be certain whether we will ever be profitable, or if we do, that we will be able to continue to be profitable. Also, any economic weakness or global recession may limit our ability to market our products. Any of these factors could cause our stock price to decline and result in you losing a portion or all of your investment.

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

Although a trading market for our common stock exists, the trading volume has not been significant and an active trading market for our common stock may never develop. There currently is no analyst coverage of our business. During the period from March 31, 2014 through March 31, 2015  the average daily trading volume of our common stock was approximately  6,450 shares (or approximately   0.1% of the shares currently available in the market as of March 31, 2015). The trading volume of our shares will continue to be limited due to resale restrictions under applicable securities laws and the fact that approximately 55% of our outstanding shares are held by officers, directors and stockholders holding greater than a 5% interest in the Company. As a result of the limited trading market for our common stock and the lack of analyst coverage, the market price for our shares may continue to fluctuate significantly and will likely be more volatile than the stock market as a whole. There may be a limited demand for shares of our common stock due to the reluctance or inability of certain investors to buy stocks quoted for trading on the OTC Bulletin Board, lack of analyst coverage of our common stock and limited trading market for our common stock. As a result, even if prices appear favorable, there may not be sufficient demand to complete a stockholder’s sell order. Without an active public trading market or broader public ownership, shares of our common stock are likely to be less liquid than the stock of public companies with broad public ownership and an active trading market, and any of our stockholders who attempt to sell their shares in any significant volumes may not be able to do so at all, or without depressing the publicly quoted bid prices for our shares.

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

Although our common stock trades on the OTCQB, a regular trading market for our common stock may not be sustained in the future. OTC Markets limits quotation on the OTCQB , to securities of issuers that are current in their reports filed with the SEC. If we fail to be current in the filing of our reports with the SEC, our common stock will not be able to be traded on the OTCQB.  The OTCQB is an inter-dealer market that provides significantly less liquidity than a national securities exchange or automated quotation system. Quotes for stocks included on the OTCQB are not listed in the financial sections of newspapers as are those for stocks listed on national securities exchanges or automated quotation systems. Therefore, prices for securities traded solely on the OTCQB may be difficult to obtain and holders of common stock may be unable to resell their securities at or near their original offering price or at any price. Market prices for our common stock may be influenced by a number of factors, including:

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

If we fail to maintain adequate internal controls or fail to implement required new or improved controls, as such control standards are modified, supplemented or amended from time to time; we may not be able to assert that we can conclude on an ongoing basis that we have effective internal controls over financial reporting. Effective internal controls are necessary for us to produce reliable financial reports and are important in the prevention of financial fraud.  If we cannot produce reliable financial reports or prevent fraud, our business and operating results could be harmed, investors could lose confidence in our reported financial information, and there could be a material adverse effect on our stock price. We have examined and evaluated our internal control procedures, including controls over financial reporting to satisfy the requirements of Section 404(a) of the Sarbanes-Oxley Act, as required for our Annual Report on Form 10-K for the year ended March 31, 2015, and noted weaknesses that need to be addresses during the current reporting period in order for our internal controls to be effective. Failure to implement and maintain internal controls in accordance with sections 302 and 404(a) of the Sarbanes-Oxley Act of 2002 could have a material adverse effect on our business and stock price.

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

ITEM 3. LEGAL PROCEEDINGS

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business.  However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. The Company had no pending legal proceedings or claims other than described above as of March 31, 2015.

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

	2015 Fiscal Year
	High	Low
January 1, 2015 - March 31, 2015	$2.50	$0.55
October 1, 2014 - December 31, 2014	2.50	0.82
July 1, 2014- September 30, 2014	1.50	0.78
April 1, 2014-June 30, 2014	1.94	0.80

	2014 Fiscal Year
	High	Low
January 1, 2014 - March 31, 2014	$2.45	$1.40
October 1, 2013 - December 31, 2013	2.45	1.15
July 1, 2013 - September 30, 2013	2.10	1.50
April 1, 2013-June 30, 2013	3.49	1.40

As of July 14 2015, there were approximately 450 holders of record of the Company’s common stock, and 14,560,077 shares outstanding.

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

Securities Authorized for Issuance Under Equity Compensation Plans

Equity Compensation Plan Information

The following table summarizes the equity compensation plans under which our securities may be issued as of March 31, 2015.

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

RECENT SALES OF UNREGISTERED SECURITIES

In June 2014, we issued 1,066,515 shares of its common stock as payment of previously accrued officer salaries of $1,162,500.

In July 2014, we issued an aggregate of 150,000 shares of its common stock as director fees valued at $123,015.

In July 2014, we issued 569,590 shares of its common stock in payment of previously accrued officer salaries of $569,589.

In August 2014, we issued an aggregate of 30,000 shares of its common stock for consulting services valued at $30,900.

In September 2014, we issued 10,000 shares of its common stock for advertising valued at $12,000.

In September 2014, we issued an aggregate of 150,000 shares of its common stock for future services valued at $271,500. The unamortized fair value of $121,288 is reflected in prepaid expenses as of March 31, 2015 in accompanying consolidated balance sheet.

In October 2014, we issued 50,000 shares of its common stock in payment of accrued officer salaries of $51,500.

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

In March 2015, we issued an aggregate of 40,835 shares of its common stock for consulting services valued at $71,097.

During the year ended March 31, 2015, we sold an aggregate of 2,355,000 shares of its common stock and warrants for net proceeds received of $2,105,000.

All of the foregoing securities were issued in reliance upon the exemption from registration pursuant to Section 4(2) of the Securities Act and/or Rule 506 of Regulation D or Rule 903 of Regulation S.

During the year ended March 31, 2015, we sold an aggregate of 2,355,000 shares of its common stock and warrants for net proceeds received of $2,105,000.

Stock Options and Warrants

During the year ended March 31, 2015, we issued an aggregate of warrants to purchase 3,053,958 shares of the Company’s common stock for five years, exercisable at $1.50 and cancelled warrants to purchase 287,500 shares of the Company’s common stock at $6.00 in connection with settlement or modification of debt.

During the year ended March 31, 2015, we granted an aggregate of 2,105,000 warrants to purchase the Company’s common stock at $1.50, expiring five years from the date of issuance, in connection with the sale of the Company’s common stock.

Secured Note Financing

On June 30, 2014, we issued an aggregate of $1,603,121 in secured Convertible Promissory Notes, of which $258,799 related party, that matured June 30, 2017 in exchange for the cancellation of $1,200,000 previously issued convertible notes, accrued interest of $257,310 and an incentive of $145,811 .. The Promissory Notes bears interest at a rate of 8% and can be convertible into 1,603,121 shares of the Company’s common stock, at a conversion rate of $1.00 per share. Interest will also be converted into common stock at the conversion rate of $1.00 per share.

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

In addition to the Company’s Legacy Investor Education business, the Company is utilizing its extensive data base to grow its asset management business unit under the SAFE Management Registered Investment Advisory (RIA) platform, and to support the expansion of its 7 Minute Investor product lines.

The majority owned Vickrey Brown is continuing to develop and market Universal Investment Trusts (UIT’s) that are being sold through major financial institutions to their clients.

Investor Information Services

The Company provides a complete turnkey solution to its clients in the financial community by providing a broad array of information services that include stock market information and tools, comprehensive database creation and management, distributed web hosting and network environments, and complete e-content creation, management and delivery.

The table below outlines revenues and significant operating expenses for comparable periods:

Revenues:

	Year Ended		Year Ended
	March 31, 2015		March 31, 2014		Variance

Total	$709,229	100%	$1,048,451	100%	$(339,222)	(32)%

We realized a drop in our revenues of 32% for the year ended March 31, 2015 from the prior year as we continue to transition to our online based modeling. We proactively introduced both new products and a new marketing strategy to improve the lifetime value of our accounts. We are now emphasizing our online based business model which provides subscription based services including trading ideas, tools and education through live and recorded webinars and is marketed through a number of online media channels. Our trading and education tools are located at www.Investview.com whereas our 7 minute products have their own websites:www.7minute trader.com, 7minuteoptions.com, 7minutestocks.com and coming soon 7minuteinvestor.com.

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

Operating costs

	Year Ended		Year Ended
	March 31, 2015		March 31, 2014		Variance
Cost of sales and service	$81,841	1%	$57,582	1%	$24,259	42%
Selling, general and administrative	5,536,771	99%	3,978,372	96%	1,558,399	39%
Impairment of goodwill	-	-	123,592	3%	(123,592)	(100)%
Total	$5,618,612	100%	$4,159,546	100%	$1,459,066	44%

Operating costs were increased approximately $1,459,000 year over year primarily from our increase in selling, general and administrative costs, depreciation and amortization, cost of sales and service net with decrease of impairment charges.

During the year ended March 31, 2015, our cost of sales and service was $81,841 as compared to $57,582 during the year ended March 31, 2014. Most of this expense is composed of stock market data feeds to the Company’s core educational product line’s stock analysis tools. During the year ended March 31, 2015, carrier costs increased as compared to the prior year. Also important to note is that the 7 minute products do not use data feeds.

Our selling, general and administrative expenses increased from $3,978,372 last fiscal year to $5,536,771 in fiscal year 2015 or $1,558,399 (39%). The primary increase is due to our increased costs incurred with Vickrey Brown Investments and GGI, Inc., our two newly formed majority owned subsidiaries which began in current year. GGI, Inc. also had been sold as of March 31, 2015.

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

Other income and expenses:

	Year Ended		Year Ended
	March 31, 2015		March 31, 2014		Variance

Interest expense, net	$(583,809)	12%	$(870,918)	89%	$(287,109)	(33)%
Gain on change in fair value of warrant and reset derivative	324	(-)%	4,113	(-)%	3,789	92%
Loss on settlement of debt and warrants	(4,159,851)	88%	(106,736)	11%	4,053,115	3,797%
Loss on sale of subsidiary	(1,801)	(-)%			1,801	100%
Other	-	-%	233	-%	233	100%

Total	$(4,745,137)	100%	$(973,308)	100%	$3,771,829	388%

Interest expense decreased from $870,918 to $583,809, a $287,109 or 33% decrease.  The decrease is because of a major recapitalization of the Company over the past year whereby we converted a significant portion of our debt to equity.

During the year ended March 31, 2010, we issued promissory notes and related warrants that contain certain reset provisions.  As such, we are required to record these reset provisions as a liability and mark them to market each reporting period.  For the year ended March 31, 2015, we recorded a gain of $324 in change in the fair value of these reset provisions vs. a gain in fiscal year 2014 of $4,113. As of March 31, 2015, these warrants had expired.

During the year ended March 31, 2015, we offered inducements to $2,300,000 of our convertible notes, some of which was maturing in the current quarter to convert or to exchange for new convertible note. As an inducement to convert, we offered conversion terms of $1.00 a share as compared to the contractual $4.00 a share. In addition, we offered to exchange an aggregate of 287,500 previously issued warrants issued in connection with the convertible notes with an exercise price of $6.00 with 3,024,158 warrants exercisable at $1.50. Of the $2,300,000 convertible notes, $1,200,000 chose to exchange for a new three year convertible note.

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

During the year ended March 31, 2014, we settled or restructured a portion of our outstanding, payables, convertible debt obligations and warrants containing reset provisions.  As such, we incurred a loss on debt settlement of $106,736 during each of the year ended March 31, 2014.

On December 4, 2014, we formed GGI Inc., a corporation organized under the laws of Delaware for the purchase certain assets including the source code and platform use for the development of an electronic marketplace to facilitate impact investing. On March 13, 2015, we sold GGI, Inc. in exchange for $1,147,500 cash, assumption of $579,452 of debt and return of an aggregate of 1,350,000 shares of the Company’s common stock previously issued to acquire CertusHoldings, Inc. As a result of the exchange, we incurred a loss on sale of majority owned subsidiary of $1,801.

Loss on discontinued operations:

As of March 31, 2013, we had ceased operating Instilend Technologies, Inc., a subsidiary we acquired on October 24, 2012. As such, we classified the operating results as discontinued operations for the year ended March 31, 2015 and 2014. A summary of the results of discontinued operations are as follows:

	2015	2014
Sales	$-	$31,736

Operating costs:
Selling, general and administrative	(232,168)	81,415
Loss on disposal of assets	-	18,515
Total operating costs	(232,168)	99,930
	-
Net income (loss) before income tax benefit	232,168	(68,194)
Income tax (benefit)	-	(102,891)
Net Income	$232,168	$34,697

Net gain of $232,168 for the year ended March 31, 2015 represents adjustments a reversal of a prior share based accrual cancelled previously recorded in prior year.

Non-controlling interest:

During the current year, the Company organized two majority owned subsidiaries, Vickrey Brown Investments, LLC and GGI, Inc. The proportionate share of the subsidiaries losses not attributable to the Company was $256,642 for the year ended March 31, 2015.

Cash Used in Operating Activities:

During the year ended March 31, 2015, we increased our rate of usage of cash on a monthly basis from operations to approximately $220,700 as compared to approximately $98,900 in the same period last year.

Liquidity and Capital Resources

During fiscal year 2015, the Company incurred a loss from operations of $9,654,520. However, only $2,647,050 was cash related. This negative cash flow was funded by undertaking significant restructuring and deleveraging of the capital structure of the Company. As a result, our cash and cash equivalents were $805,737 an increase of $609,954 from the previous year of $195,783.

As of March 31, 2015, the Company’s current liabilities exceeded its current assets equal to a working capital deficit of $1,204,965. A year ago, at March 31, 2014, the working capital deficit was $5,220,806. Most significantly, our related party debt, primarily accrued salaries and wages, decreased from $1,936,992 to $392,800 for the current year. Also, due to restructuring of our debt, the current maturity of our long term debt decreased from $1,601,501 to $613,449 for the current period. In addition, our accounts payable decreased from $1,486,175 for the year ended March 31, 2014 to $1,025,307 for the year ended March 31, 2015, a decrease of $460,868. Additionally deferred revenue is a non-cash current liability equal to $41,585 as compared to $64,194 the prior year.

A summary of our outstanding debt for current and prior year is detailed below. We financed our cash requirements operations via issuance of additional convertible debt and an increase in our accounts payable and accrued expenses:

	3/31/2015
	Gross	Discount	Net
Accounts payable and accrued liabilities	$1,025,307	$-	$1,025,307
Deferred Revenue	41,585	-	41,585
Due to related parties	392,800	-	392,800
Settlement payable-Note 6	373,449		373,449
Notes payable-Note 7	240,000	-	240,000
Convertible notes-Note 9	1,603,121	-	1,603,121
Accrued interest, long term	96,275	-	96,275
Current liabilities from discontinued operations	120,266	-	120,266
	$3,892,803	$-	$3,892,803

	3/31/2014
	Gross	Discount	Net
Accounts payable and accrued liabilities	$1,486,175	$-	$1,486,175
Deferred Revenue	64,194	-	64,194
Due to related parties	1,936,992	-	1,936,992
Notes payable-Note 7	340,000	-	340,000
Convertible notes-Note 9	2,562,500	358,004	2,204,496
Accrued interest, long term	145,497	-	145,497
Warrant Liability	324	-	324
Current liabilities from discontinued operations	354,166	-	354,166
	$6,889,848	$358,004	$6,531,844

Auditor’s Opinion Expresses Doubt About the Company’s Ability to Continue as a “Going Concern”

The independent auditors report on our March 31, 2015 consolidated financial statements states that the Company's historical losses and accumulated deficiency raise substantial doubts about the Company's ability to continue as a going concern, due to the losses incurred and accumulated deficiency. If we are unable to develop our business, we will have to reduce, discontinue operations or cease to exist, which would be detrimental to the value of the Company's common stock. We can make no assurances that our business operations will develop and provide us with significant cash to continue operations.

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

As of March 31, 2015 and 2014, the Company’s deferred revenue was $41,585 and $64,194, respectively.

Website Development Costs

The Company recognizes website development costs in accordance with Accounting Standards Codification subtopic 350-50, Website Development Costs ("ASC 350-50”). As such, the Company expenses all costs incurred that relate to the planning and post implementation phases of development of its website. Direct costs incurred in the development phase are capitalized and recognized over the estimated useful life. Costs associated with repair or maintenance for the website is included in cost of net revenues in the current period expenses. During the years ended March 31, 2015 and 2014, the Company did not capitalize any costs associated with the website development.

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

Stock-based compensation expense in connection with options granted to employees and directors for the years ended March 31, 2015 and 2014 was $-0-.

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

Dependence Upon Management

Our future performance and success is dependent upon the efforts and abilities of our Management. To a very significant degree, we are dependent upon the continued services of Joseph J. Louro, our Chief Executive Officer and Chairman of our Board of Directors and William Kosoff, our Chief Financial Officer and member of our Board of Directors. If we lost the services of Dr. Louro or Mr. Kosoff, or other key employees before we could get qualified replacements, the loss could materially adversely affect our business.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that material information required to be disclosed in our periodic reports filed under the Securities Exchange Act of 1934, as amended, or 1934 Act, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to ensure that such information is accumulated and communicated to our management, including our chief executive officer and acting chief financial officer as appropriate, to allow timely decisions regarding required disclosure. We carried out an evaluation, under the supervision and with the participation of our management, including the principal executive officer and the principal financial officer (principal financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13(a)-15(e) under the 1934 Act, as of the end of the period covered by this report. Based on this evaluation, because of the Company’s limited resources and limited number of employees, management concluded that our disclosure controls and procedures were ineffective as of March 31, 2015.

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

With the participation of our Chief Executive Officer and Acting Chief Financial Officer (principal financial officer), our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of March 31, 2015 based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on our evaluation and the material weaknesses described below, management concluded that the Company did not maintain effective internal control over financial reporting as of March 31, 2015 based on the COSO framework criteria. Management has identified control deficiencies regarding the lack of segregation of duties, tax compliance issues and the need for a stronger internal control environment. Management of the Company believes that these material weaknesses are due to the small size of the Company’s accounting staff and reliance on outside consultants for external reporting.  The small size of the Company’s accounting staff may prevent adequate controls in the future, such as segregation of duties, due to the cost/benefit of such remediation.

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

Changes in Internal Controls

During the fiscal quarter ended March 31, 2015, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

ITEM 9B. OTHER INFORMATION

On October 14, 2014, the Company’s majority stockholders approved to amend the Articles of Incorporation to increase the number of authorized shares of common stock from 15,000,000 to 60,000,000 shares.

The Company entered into a Purchase Agreement with CertusHoldings, Inc., a Delaware corporation, pursuant to which the Company has agreed to acquire CertusSecurities, Inc., a Georgia Corporation (“CSI”), and CertusInvestment Advisers, LLC, a Georgia limited liability company (“CIA”). The Company received the executed signatures from CertusHoldings, Inc. on December 2, 2014. CSI is a registered broker-dealer engaged in the business of providing investment advice and other financial advisory services and products to private accounts of certain institutional and individual investors. CIA is a registered investment advisor engaged in the business of providing investment advice and other financial advisory services and products to private accounts of certain institutional and individual investors. The aggregate purchase price is $190,000 plus 1,600,000 shares of the Company’s common stock for the right to acquire (subsequently reduced, see below). The closing is subject to board and regulatory approval.

On December 17, 2014, GGI Inc. (“GGI”), a Delaware corporation and a majority-owned subsidiary of the Company, entered into Asset Purchase Agreement with Gate Global Impact Inc. (“Gate”), a Delaware corporation, to purchase certain assets including the source code and platform use for the development of an electronic marketplace to facilitate impact investing (the “Assets”). The closing occurred on December 17, 2014 whereby GGI acquired the Assets in consideration of $224,540.78 in cash and 725,000 shares of common stock of the Company. In addition, GGI will pay Gate a royalty on gross revenue generated through use of the Assets of 10% on a quarterly basis which will terminate upon the payment of $7,500,000 in the aggregate. On March 13, 2015, the Company sold GGI, Inc. in exchange for $1,147,500 cash, assumption of $182,000 of debt and return of an aggregate of 1,350,000 shares of the Company’s common stock previously issued to acquire CertusHoldings, Inc.

On March 13, 2015 (the "Closing Date"), the Company entered into a Redemption and Mutual Release Agreement (the “Redemption Agreement”) with GGI Inc., a Delaware corporation (“GGI”) pursuant to which GGI agreed to redeem the Company’s ownership interest in consideration of certain payment and mutual releases. On the Closing Date, the Company received a payment of $1,147,500. Further, during the period commencing on the Closing Date through the five (5) year anniversary of the Closing Date (the “GGI Period”), the Company shall receive 5% of the adjusted gross revenue of GGI up to $2,500,000, which is defined as revenue less cost of goods sold solely in respect of GGI’s social impact investment activity as currently conducted as of the Closing Date. During the GGI Period, with respect to GGI’s social impact investment activity, in the event GGI (i) disposes of all or a portion of its assets in an arm’s length transaction with a bona fide third party, (ii) enters into a merger agreement in an arm’s length transaction with a bona fide third party or (iii) enters any other arm’s length transaction with a bona fide third party which results in GGI disposing of all or a portion of its social impact business line (which shall not include bona fide fundraising offerings), then the Company shall receive a one-time cash payment equal to 5% of the net sales price received by GGI in such transaction. Such payment to the Company is capped at, $2,500,000. In addition, GGI agreed to pay all outstanding liabilities of GGI as originally contemplated in that certain Asset Purchase Agreement entered with Gate Global Impact Inc. dated December 17, 2014 and the Company was relieved of all obligations pertaining to certain employment agreements entered between GGI and certain executives. The Company entered into an amendment to that certain Assignment and Assumption with a third party whereby the consideration due for the assignment of the rights to acquire the Certus Wealth Platform was reduced to 170,000 shares of common stock and $75,000, which has been paid.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following table sets forth certain information with respect to our directors and executive officers.

Name	Age	Position
Dr. Joseph J. Louro	59	Chief Executive Officer and Chairman of the Board
William Kosoff	73	Chief Financial Officer and Director
Nicholas S. Maturo	66	Director
Louis Sagar	59	Director

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

The Board met formally a total of four times during fiscal 2015.

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

Code of Ethics

The Company has a code of ethics that applies to all of the Company’s employees, including its principal executive officer, principal financial officer and principal accounting officer, and the Board. A copy of this code is available in the Employee Handbook... The Company intends to disclose any changes in or waivers from its code of ethics by posting such information on its website or by filing a Form 8-K.

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

Executive Officers’ Compensation

The following table sets forth information concerning the annual and long-term compensation earned by or paid to our Chief Executive Officer and to other persons who served as executive officers as at and/or during the fiscal year ended March 31, 2015 or who earned compensation exceeding $100,000 during fiscal year 2015 (the “named executive officers”), for services as executive officers for the last two fiscal years.

Summary Compensation Table

Name and Principal Position	Fiscal Year	Salary		Stock Award	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Non Qualified Deferred Compensation Earnings	All Other Compensation	Total
		($)		($)	($)	($)	($)	($)	($)
Dr. Joseph J. Louro	2014	600,000	(1)						600,000
CEO and Chairman	2015	300,000	(1)						300,000
William C. Kosoff	2014	81,980	(2)	None	None	None	None	None	81,980
Controller and CFO	2015	150,000	(2)	51,500	None	None	None	38,548	238,123
David M. Kelley	2014	300,000	(3)	None	None	None	None	None	300,000
Former COO	2015	269,019	(3)	237,328	None	None	None	13,635	506,917
Jordan Kimmel CIO	2015	120,000	(4)	271,500	None	None	None	None	391,500

(1)	Dr. Joseph Louro agreed to receive $1 per year in cash compensation until the company reaches positive cash flow from operations on a consistent basis before taking any cash compensation. On September 21, 2012. Mr. Louro was awarded salary and bonus in common stock valued at $600,000 of which $475,000 was attributed to his deferred salary and bonus for FY 2012. On November 2, 2012, Mr. Louro was awarded an additional bonus for completion of certain milestones in common stock valued at $1,000,000. On June 22, 2011 Dr. Louro was awarded a signing bonus in common stock valued at $600,000. On November 4, 2011, Dr. Louro was awarded an additional bonus for achieving the milestones in his Employment contract ahead of the established schedule and was awarded the contracted bonus in common stock valued at $1,100,000. In addition Dr. Louro accrued $600,000 in Salary and Bonus during FY 2014 that was paid in stock. Dr. Louro has not received any cash compensation as of March 31, 2015. Dr. Louro voluntarily reduced his accrued compensation during FY 2015 commensurate with the decline in revenues.

(2)	William Kosoff was furloughed in December of 2012 and returned as an Officer on April 1, 2013. The value of his employment contract was accrued as of December 31 2012 for $325,000 plus an additional $40,000 that was accrued prior to December 2012. The $325,000 accrued as of December 31, 2012 was reversed upon Mr. Kosoff’s return in April of 2013. An additional $32,000 was accrued during the fiscal year ended 2014. A total of $4,000 was paid to Mr. Kosoff from his accrued salary during the last quarter of FY 2014. During FY 2015 $51,500 was paid in stock and $38,548 in cash for accrued back salary from FY 2013, FY 2014, and FY 2015.

(3))	David Kelley has accrued a total $300,000 during the fiscal year ended 2014. On July 14, 2014, Mr. Kelley resigned his position with the Company and was paid his salary earned to that date. In addition he was awarded the 237,328 shares he earned from his vested Restricted Stock Units (RSU’s). The “Other Compensation” Income was paid 15,000 shares valued at $13,635 for 3 months of transitional consulting following his resignation.

(4))	Jordan Kimmel joined the Company as Chief Investment Officer in February 2014. He was paid an annual salary of $120,000 per his Employment Contract, and awarded 150,000 shares from RSU’s that vested February 6, 2015.

Outstanding Equity Awards at Fiscal Year-End Table.

Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)

	NONE			$

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

William Kosoff

On February 6, 2007 the Company entered into a two year employment contract with William Kosoff as President and CFO (the “Kosoff Agreement”). On December 6th 2012 Mr. Kosoff was terminated by the Company and severance of $325,000 was accrued per the terms of the contract. On April 1, 2013 Mr. Kosoff was re-instated under the terms of his original contract. The Kosoff Agreement provides a first year annual salary of $150,000 with annual increases and performance based bonuses. The Kosoff Agreement automatically renewed for a successive two year term as of November 10th 2014.

Jordan Kimmel

On February 1, 2014 the Company entered into a two year employment contract with Jordan Kimmel as Chief Investment Officer. The “Kimmel” agreement provides a base salary of $120,000 and 150,000 Restricted Stock Units (RSU’s) vesting semiannually that fully vested on February 1, 2015. The agreemet provides for additional ash and equity compensation awards based on certain measurable accomplishments in achieving revenue goals and for securing investment capital for the Company through his direct efforts. The Kimmel agreement automatically renews 90 calendar days before the expiration date of the contract.

Severance Policy:

The employment agreements entered with Dr. Louro, , Mr. Kosoff, and Mr. Kimmel contain various severance provisions. In the event the employees resign without good reason with 90 days written notice or is terminated for cause (willful misconduct with respect to Mr. Kosoff) with 30 days written notice, the employee is entitled to all accrued and unpaid compensation as of the date of such termination and expense reimbursement.

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

Upon death or disability, the employee is entitled to the following:

•	all accrued and unpaid compensation as of the date of such termination and expense reimbursement;
•	all restricted stock and options issued to Employee shall become fully vested; and
•	one year of salary, which is applicable to Mr. Kosoff only.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table provides information as to shares of common stock beneficially owned as of July 14, 2015 by:

•	each director;

•	each officer named in the summary compensation table;

•	each person owning of record or known by us, based on information provided to us by the persons named below, to own beneficially at least 5% of our common stock; and

•	all directors and executive officers as a group.

Name of Beneficial Owner (1)	Common Stock Beneficially Owned	Percentage of Common Stock (2)
Dr. Joseph J. Louro (1)	3,195,996	21.95%
David M. Kelley (4)	837,512	5.75%
Nicholas S. Maturo(1)	78,063	0.54%
William C. Kosoff (1)	140,947	0.97%
Louis Sagar(1)	50,000	0.34%
Jordan Kimmel	150,000	1.03%
G. Bart Rice	5,681,484	39.02%
Wealth Generators Trading LP (3)	844,884	5.80
All Officers and Directors as a group (5 Persons)	3,615,006	24.83%

(1)	Except as otherwise indicated, the address of each beneficial owner is c/o Investview, Inc., 54 Broad Street, Red Bank, New Jersey, 07701.

(2)	Applicable percentage ownership is based on 14,560,077 shares of common stock outstanding as of July 14, 2015, together with securities exercisable or convertible into shares of common stock within 60 days of July 14, 2015 for each stockholder. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock that are currently exercisable or exercisable within 60 days of July 15, 2014 are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

(3)	Wealth Generators Trading LP. 200 Tornillo Way, Suite 210, Tinton Falls, New Jersey, 07712

(4)	David M. Kelley resigned as Chief Operating Officer July 23, 2014

No Director, executive officer, affiliate or any owner of record or beneficial owner of more than 5% of any class of voting securities of the Company is a party adverse to the Company or has a material interest adverse to the Company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The Company is periodically advanced noninterest bearing operating funds from related parties and shareholders.  The advances are due on demand and unsecured. At March 31, 2015 and 2014, due to related party was $102,250 and $207,700, respectively. In addition, as of March 31, 2015 and 2014, the Company accrued an aggregate of $590,550 and $1,729,292 of unpaid officer salaries and wages, respectively.

On June 30, 2011, the Company issued a $200,000 convertible promissory note with interest at 8% per annum, due June 30, 2014 to the Company's CEO.  The note is convertible into the Company's common stock at $4.00 per share. In connection with the issuance of the note, the Company issued 25,000 warrants to purchase the Company’s common stock at $6.00 per share over five years. On June 30, 2014, the above described note and warrants were exchanged for 272,850 shares of commons stock and 272,850 warrants to purchase the Company’s common stock at $1.50 per share over five years. In connection with the settlement, the Company incurred a loss on settlement of debt of $468,783.

On June 30, 2011, the Company issued a $100,000 convertible promissory note with interest at 8% per annum, due June 30, 2014 to the Company's former CFO.  The note is convertible into the Company's common stock at $4.00 per share. In connection with the issuance of the note, the Company issued 12,500 warrants to purchase the Company’s common stock at $6.00 per share over five years. On June 30, 2014, the above described note and warrants were exchanged for 136,425 shares of commons stock and 136,425 warrants to purchase the Company’s common stock at $1.50 per share over five years. In connection with the settlement, the Company incurred a loss on settlement of debt of $234,391.

On December 28, 2011, the Company issued a $100,000 convertible promissory note with interest at 8% per annum, due December 2014 to the Company's CEO.  The note is convertible into the Company's common stock at $4.00 per share. In connection with the issuance of the note, the Company issued 12,500 warrants to purchase the Company’s common stock at $6.00 per share over five years. On June 30, 2014, the Company exchanged the convertible note and warrants to acquire the Company’s common stock for new convertible note and warrants. In connection with the exchange, the Company recorded a loss on settlement of debt of $118,865 representing the fair value of the issued warrants.

On December 29, 2011, the Company issued a $100,000 convertible promissory note with interest at 8% per annum, due December 2014 to a major stockholder.  The note is convertible into the Company's common stock at $4.00 per share. In connection with the issuance of the note, the Company issued 12,500 warrants to purchase the Company’s common stock at $6.00 per share over five years. On June 30, 2014, the above described note and warrants were exchanged for 126,364 shares of commons stock and 136,364 warrants to purchase the Company’s common stock at $1.50 per share over five years. In connection with the settlement, the Company incurred a loss on settlement of debt of $226,513.

On August 6, 2012, the Company issued a $100,000 convertible promissory note with interest at 8% per annum, due August 6, 2015 to the Company's CEO.  The note is convertible into the Company's common stock at $4.00 per share. In connection with the issuance of the note, the Company issued 12,500 warrants to purchase the Company’s common stock at $6.00 per share over five years. On June 30, 2014, the Company exchanged the convertible note and warrants to acquire the Company’s common stock for new convertible note and warrants. In connection with the exchange, the Company recorded a loss on settlement of debt of $114,053 representing the fair value of the issued warrants.

On August 12, 2012, the Company issued a $100,000 convertible promissory note with interest at 8% per annum, due August 12, 2015 to the Company's COO.  The note is convertible into the Company's common stock at $4.00 per share. In connection with the issuance of the note, the Company issued 12,500 warrants to purchase the Company’s common stock at $6.00 per share over five years. On June 30, 2014, the Company exchanged the convertible note and warrants to acquire the Company’s common stock for new convertible note and warrants. In connection with the exchange, the Company recorded a loss on settlement of debt of $113,815 representing the fair value of the issued warrants.

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

On June 30, 2015, the Company issued an aggregate of $258,799 related party notes in exchange for maturing notes and accrued interest that mature June 30, 2017 in exchange for the cancellation of $200,000 previously issued convertible notes, accrued interest of $35,260 and an incentive of $23,539 . The Promissory Notes bears interest at a rate of 8% and can be convertible into 258,799 shares of the Company’s common stock, at a conversion rate of $1.00 per share. Interest will also be converted into common stock at the conversion rate of $1.00 per share.

In connection with the issuance of the promissory notes, the Company issued detachable warrants granting the holder the right to acquire an aggregate of 258,799 shares of the Company’s common stock at $1.50 per share, net cancellation of previously issued 25,000 warrants to acquire the Company’s stock at $6.00 . The new warrants expire five years from the issuance.

On August 1, 2014, the Company issued a Secured Promissory Note (Note) payable to a board member and significant shareholder for $120,000 bearing interest at 5% per annum payable at such time as any payment of principal of the Note is made.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Fiondella, Milone and LaSaracina LLP served as our independent auditors for the years ended March 31, 2015 and 2014. The following is a summary of the fees billed to the Company for professional services rendered for the fiscal years ended March 31, 2015 and 2014.

	March 31, 2015	March 31, 2014
Audit Fees	$97,175	$87,932
Audit Related Fees	1,560	6,494
Tax Fees	20,621	17,585
All Other Fees	-	-
Totals	$119,356	$112,011

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

ALL OTHER FEES. Consists of fees for products and services other than the services reported above. There were no management consulting services provided in fiscal 2015 or 2014.

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

ITEM 15. EXHIBITS

Number	Description

3.1	Articles of Incorporation (incorporated by reference to Exhibit 3 to the Company’s 10SB12G filed on August 12, 1999)

3.2	Certificate of Amendment to Registrant’s Articles of Incorporation (incorporated by reference to Exhibit 3 to the Company’s 10SB12G filed on August 12, 1999)

3.3	By-Laws (incorporated by reference to Exhibit 3 to the Company’s 10SB12G filed on August 12, 1999)

3.4	Amendment to Articles of Incorporation or by-laws (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed on February 15, 2007)

3.5	Certificate of Change filed pursuant to NRS 78.209 (incorporated by reference to Exhibit 4.4 to the Company’s Form 8-K filed on April 6, 2012)

3.6	Articles of Merger filed pursuant to NRS 92.A.200 (incorporated by reference to Exhibit 4.4 to the Company’s Form 8-K filed on April 6, 2012)

4.1	Form of Exchange Agreement, dated September 30, 2010 (1)

4.2	Exchange Agreement by and between Global Investor Services, Inc. and Allied Global Ventures LLC, dated September 30, 2010 (2)

4.3	Form of Subscription Agreement dated July 7, 2011 (3)

4.4	Form of 8% Secured Convertible Note dated July 7, 2011 (3)

4.5	Form of Common Stock Purchase Warrant dated July 7, 2011 (3)

4.6	Form of Security Agreement dated July 7, 2011 (3)

4.7	Form of Agreement entered with Marketing Investors (4)

4.8	Form of Subscription Agreement – August 2012 (8)

4.9	Form of 8% Secured Convertible Note – August 2012 (8)

4.10	Form of Common Stock Purchase Warrant – August 2012 (8)

4.11	Form of Security Agreement – August 2012 (8)

4.12	Form of 5% Convertible Promissory Note issued in October 2012 to former shareholders of Instilend Technologies Inc. (10)

4.13	2012 Incentive stock Plan (9)

4.14	10% Secured Promissory Note issued by Fortified Management Group, LLC to Instilend Technologies Inc. (11)

4.15	Securities Purchase Agreement entered by and between Investview Inc. and Allied Global Ventures LLC (12)

4.16	Form of Common Stock Purchase Warrant issued to Allied Global Ventures LLC (12)

4.17	Form of Securities Purchase Agreement (13)

4.18	Form of Common Stock Purchase Warrant (13)

4.19	Securities Purchase Agreement – September 30, 2014 (14)

4.20	Form of Common Stock Purchase Warrant – September 30, 2014 (14)

4.21	Subscription Agreement entered by and between Investview, Inc. and the May 2015 Accredited Investor (20)

10.1	Employment Agreement by and between Global Investor Services Inc. and Dr. Joseph J. Louro dated June 7, 2011 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on June 29, 2011).

10.2	Letter Agreement by and between Global Investor Services Inc. and Dr. Joseph J. Louro dated June 29, 2011 (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on June 29, 2011

10.3	Agreement by and between Global Investor Services Inc., Wealth Engineering LLC, Wealth Engineering and Development Incorporated, Annette Raynor and Mario Romano dated July 12, 2011 (5)

10.4	Exchange Agreement, dated September 29, 2011, by and between Global Investor Services, Inc. and Allied Global Ventures, LLC. (6)

10.5	Exchange Agreement, dated September 29, 2011, by and between Global Investor Services, Inc. and Allied Global Ventures, LLC.(6)

10.6	Employment Agreement by and between Investview, Inc. and John “Randy” MacDonald dated May 15, 2012 (7)

10.7	Employment Agreement by and between Investview, Inc. and David M. Kelley dated August 16, 2012 (8)

10.8	Share Exchange Agreement between Investview Inc., Todd Tabacco, Derek Tabacco, Rich L’Insalata and Instilend Technologies Inc. (8)

10.9	Asset Purchase Agreement by and between Investview, Inc., Instilend Technologies Inc. and Fortified Management Group, LLC dated May 2, 2013 (11)

10.10	Assignment and Assumption Agreement by and between Investview, Inc., Fortified Management Group, LLC, Richard L’Insalata, Todd Tabacco and Derek Tabacco dated May 2, 2013 (11)

10.11	Agreement and Release by and between Investview, Inc., Instilend Technologies Inc., Fortified Management Group LLC and Todd Tabacco dated May 2, 2013 (11)

10.12	Agreement and Release by and between Investview, Inc., Instilend Technologies Inc., Fortified Management Group LLC and Derek Tabacco dated May 2, 2013 (11)

10.13	Agreement and Release by and between Investview, Inc., Instilend Technologies Inc., Fortified Management Group LLC and Richard L’Insalata dated May 2, 2013 (11)

10.14	Agreement by and between Investview, Inc. and David M. Kelley dated July 14, 2014 (15)

10.15	Stipulation of Settlement entered with Evenflow Funding, LLC (16)

10.16	Purchase Agreement by and between Investview, Inc. and CertusHoldings, Inc. (17)

10.17	Asset Purchase Agreement by and between GGI Inc. and Gate Global Impact Inc. dated December 17, 2014 (18)

10.18	Redemption and Mutual Release Agreement dated March 13, 2015 between Investview, Inc. and GGI Inc. (19)

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification of Principal Executive Officer pursuant to 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Principal Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.1NS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document

(1)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on October 12, 2010

(2)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on October 25, 2010

(3)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on July 13, 2011

(4)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on August 30, 2011

(5)	Incorporated by reference to the Form 10-K Annual Report filed with the Securities and Exchange Commission on July 14, 2011

(6)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on October 11, 2011

(7)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on May 21, 2012

(8)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on August 20, 2012

(9)	Incorporated by reference to Exhibit 4.1 to the Company’s Form S-8 filed on July 25, 2012

(10)	Incorporated by reference to the Company’s Form 10-Q filed on February 14, 2013

(11)	Incorporated by reference to to the Company’s Form 8-K filed on May 8, 2013

(12)	Incorporated by reference to the Form 8-K Current Report filed on October 8, 2013

(13)	Incorporated by reference to the Form 8-K Current Report filed on June 11, 2014

(14)	Incorporated by reference to the Form 8-K Current Report filed on October 7, 2014

(15)	Incorporated by reference to the Form 8-K Current Report filed on July 17, 2014

(16)	Incorporated by reference to the Form 8-K Current Report filed on October 16, 2014

(17)	Incorporated by reference to the Form 8-K Current Report filed on December 4, 2014

(18)	Incorporated by reference to the Form 8-K Current Report filed on December 29, 2014

(19)	Incorporated by reference to the Form 8-K Current Report filed on March 19, 2015

(20)	Incorporated by reference to the Form 8-K Current Report filed on May 29, 2015

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Investview Inc.

Dated: July 14, 2015	By:	/s/ Joseph J. Louro
Joseph J. Louro
Chief Executive Officer
(Principal Executive Officer)

Dated: July 14, 2015	By:	/s/ William C. Kosoff
William C. Kosoff
Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Joseph J. Louro	Chief Executive Officer and Chairman of the Board	July 14, 2015
Joseph J. Louro	(Principal Executive Officer)

/s/ William C. Kosoff	Chief Financial Officer and Director	July 14, 2015
William C. Kosoff	(Principal Financial Officer)

/s/ Nicholas S. Maturo	Director	July 14, 2015
Nicholas S. Maturo

/s/ Louis Sagar	Director	July 14, 2015
Louis Sagar

MARCH 31, 2015 AND 2014

FORMING A PART OF ANNUAL REPORT

PURSUANT TO THE SECURITIES EXCHANGE ACT OF 1934

INVESTVIEW, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Investview, Inc.

We have audited the accompanying consolidated balance sheets of Investview, Inc. (the Company) as of March 31, 2015 and 2014, and the related consolidated statements of operations, deficiency in stockholders’ equity and cash flows for each of the two years in the period ended March 31, 2015. The Company’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States) . Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of March 31, 2015 and 2014, and the results of its operations and its cash flows for each of the years in the two year period ended March 31, 2015 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in the Note 2, the Company has suffered recurring losses from operations and has a significant accumulated deficit as of March 31, 2015, which raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to this matter are described in Note 2. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Glastonbury, Connecticut

July 14, 2015

300 WINDING BROOK DRIVE. GLASTONBURY, CT 06033 P: 860.657.3651 F: 860.657.3657 W: FMLCPAS.COM

INVESTVIEW, INC.

CONSOLIDATED BALANCE SHEETS

MARCH 31, 2015 AND 2014

	2015	2014
ASSETS
Current assets:
Cash and cash equivalents	$805,737	$195,783
Accounts receivable	57,076	15,000
Deferred costs	2,677	4,499
Prepaid expenses	121,288	5,250
Other current assets	1,664	1,690
Total current assets	988,442	222,222

Other assets:
Deposits	105,000	105,000
Total other assets	105,000	105,000

Total assets	$1,093,442	$327,222

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued liabilities	$1,025,307	$1,486,175
Deferred revenue	41,585	64,194
Due to related party	392,800	1,936,992
Settlement payable	373,449	-
Convertible notes payable, current portion	-	915,351
Convertible notes payable, current portion-related party	-	466,150
Notes payable, current portion	120,000	220,000
Notes payable, current portion-related party	120,000	-
Current liabilities of discontinued operations	120,266	354,166
Total current liabilities	2,193,407	5,443,028

Long term debt:
Warrant liability	-	324
Notes payable, long term portion	-	153,600
Convertible notes payable, long term portion	1,425,055	443,707
Convertible notes payable, long term portion-related party	274,341	491,185
Total long term debt	1,699,396	1,088,816

Total liabilities	3,892,803	6,531,844

Commitments and contingencies	-	-

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, par value: $0.001; 10,000,000 shares authorized, None issued and outstanding as of March 31, 2015 and 2014	-	-
Common stock, par value $0.001; 60,000,000 and 15,000,000 shares authorized; 14,535,076 and 7,010,188 issued and 14,533,776 and 7,008,888 outstanding as of March 31, 2015 and 2014, respectively	14,535	7,010
Additional paid in capital	96,018,216	83,098,605
Common stock subscriptions (receivable)	(250,000)	50,000
Treasury stock, 1,300 shares	(8,589)	(8,589)
Accumulated deficit	(98,517,358)	(89,351,648)
Stockholders' equity (deficit) attributable to Investview, Inc.	(2,743,196)	(6,204,622)
Non-controlling interest	(56,165)	-
Total stockholders' equity (deficit)	(2,799,361)	(6,204,622)

Total liabilities and stockholders' equity (deficit)	$1,093,442	$327,222

The accompanying notes are an integral part of these consolidated financial statements

INVESTVIEW, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended March 31,
	2015	2014
Revenue, net:	$709,229	$1,048,451

Operating costs and expenses:
Cost of sales and service	81,841	57,582
Selling, general and administrative	5,536,771	3,978,372
Impairment of goodwill	-	123,592
Total operating costs and expenses	5,618,612	4,159,546

Net loss from operations	(4,909,383)	(3,111,095)

Other income (expense):
Gain on change in fair value of warrant and derivative liabilities	324	4,113
Loss on sale of majority owned subsidiary	(1,801)	-
Loss on settlement of debt	(4,159,851)	(106,736)
Interest, net	(583,809)	(870,918)
Other	-	233
Total other income (expense)	(4,745,137)	(973,308)

Loss from continuing operations before income taxes	(9,654,520)	(4,084,403)

Income taxes expense	-	102,891

Loss from continuing operations	(9,654,520)	(4,187,294)

Income from discontinued operations	232,168	34,697

Net loss	(9,422,352)	(4,152,597)

Non-controlling interest	256,642	-

NET LOSS ATTRIBUTABLE TO INVESTVIEW, INC.	$(9,165,710)	$(4,152,597)

Loss per common share, basic and diluted;
Continuing operations	$(0.82)	$(0.68)
Discontinued operations	0.02	0.01
Total	$(0.80)	$(0.67)

Weighted average number of common shares outstanding-basic and diluted	11,731,141	6,012,439

The accompanying notes are an integral part of these consolidated financial statements

INVESTVIEW, INC.

CONSOLIDATED STATEMENT OF DEFICIENCY IN STOCKHOLDERS' EQUITY

TWO YEARS ENDED MARCH 31, 2015

				Common
			Additional	Stock	Common
	Common stock		Paid in	Subscription	Stock	Treasury	Accumulated	Non-controlling
	Shares	Amount	Capital	Receivable	Subscription	Stock	Deficit	Interest	Total
Balance, March 31, 2013	5,428,037	$5,428	$79,889,589	$-	$-	$(8,589)	$(85,199,051)	$-	$(5,312,623)
Common stock issued for services rendered	367,968	368	717,505	-	-	-	-	-	717,873
Sale of common stock	1,120,000	1,120	1,148,880	-	-	-	-	-	1,150,000
Common stock issued in settlement of debt	20,000	20	79,980	-	-	-	-	-	80,000
Common stock issued in settlement of accounts payable	34,227	34	49,595	-	-	-	-	-	49,629
Common stock issued in connection with deposit acquisition	39,956	40	79,960	-	-	-	-	-	80,000
Common stock subscription received	-	-	-	-	50,000	-	-	-	50,000
Stock based compensation	-	-	15,256	-	-	-	-	-	15,256
Fair value of warrant issued in connection with debt settlement	-	-	27,990	-	-	-	-	-	27,990
Fair value of vesting restricted stock units	-	-	1,089,850	-	-	-	-	-	1,089,850
Net loss	-	-	-	-	-	-	(4,152,597)	-	(4,152,597)
Balance, April 1, 2014	7,010,188	$7,010	$83,098,605	$-	$50,000	$(8,589)	$(89,351,648)	$-	$(6,204,622)
Common stock issued for previously vested restricted stock units	567,328	567	(567)	-	-	-	-	-	-
Common stock issued as officer compensation	1,066,515	1,067	1,161,433	-	-	-	-	-	1,162,500
Common stock issued as directors’ fees	150,000	150	122,865	-	-	-	-	-	123,015
Common stock issued in settlement of accrued salaries	619,590	620	643,469	-	-	-	-	-	644,089
Common stock issued in settlement of accounts payable	20,270	20	30,182	-	-	-	-	-	30,202
Common stock issued for services	245,835	246	421,251	-	-	-	-	-	421,497
Common stock issued to acquire CetrusHoldings, Inc.	250,000	250	512,250	-	-	-	-	-	512,500
Common stock issued to acquire Gate Global software	725,000	725	1,362,275	-	-	-	-	-	1,363,000
Disposal of 21% interest in wholly owned subsidiary	-	-	338,050	-	-	-	-	-	338,050
Sale of common stock	2,355,000	2,355	2,352,645	(250,000)	-	-	-	-	2,105,000
Common stock issued in settlement of debt	1,525,350	1,525	4,091,479	-	-	-	-	-	4,093,004
Non controlling interest contribution	-	-	-	-	-	-	-	1,000	1,000
Return of common stock subscription received	-	-	-	-	(50,000)	-	-	-	(50,000)
Fair value of vesting restricted stock units	-	-	384,688	-	-	-	-	-	384,688
Loss on settlement of debt	-	-	1,499,591	-	-	-	-	-	1,499,591
Disposal of majority owned subsidiary	-	-	-	-	-	-	-	199,477	199,477
Net loss	-	-	-	-	-	-	(9,165,710)	(256,642)	(9,422,352)
Balance, March 31, 2015	14,535,076	$14,535	$96,018,216	$(250,000)	$-	$(8,589)	$(98,517,358)	$(56,165)	$(2,799,361)

The accompanying notes are an integral part of these consolidated financial statements

INVESTVIEW INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended March 31,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss from continuing operations	$(9,654,520)	$(4,084,403)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	80,488	-
Amortization of debt discount relating to convertible notes payable	358,003	613,037
Common stock issued or issuable for services rendered	1,141,950	401,580
Impairment of goodwill	-	123,592
Employee stock based compensation	507,703	1,105,106
Change in fair value of warrant and derivative liabilities	(324)	(4,113)
Loss on disposal of majority owned subsidiary	1,801	-
Loss on settlement of debt	4,159,851	106,736
Disposal of 21% interest in wholly owned subsidiary	338,050
Amortization of deferred compensation	155,462	-
Changes in operating assets and liabilities:
Accounts receivable	(42,076)	(5,296)
Deferred costs	1,822	1,468
Prepaid and other assets	26	25,000
Accounts payable and accrued liabilities	190,977	12,785
Due to related parties	187,897	610,506
Deferred revenue	(74,160)	(107,142)
Net cash used in continuing operating activities:	(2,647,050)	(1,201,144)
Net cash (used in) provided by discontinued operating activities:	(1,732)	13,895
Net cash used in operating activities	(2,648,782)	(1,187,249)

CASH FLOWS FROM INVESTING ACTIVITIES:
Payment(s) to acquire property and equipment	(64,764)	-
Proceeds from sale of majority owned subsidiary	1,147,500	-
Proceeds from long term deposit	-	6,750
Net cash provided by investing activities:	1,082,736	6,750

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from note payable, related party	120,000	-
Equity contribution by non-controlling interest	1,000	-
Proceeds from common stock subscriptions	-	50,000
Proceeds from sale of common stock	2,055,000	1,150,000
Net proceeds provided by financing activities	2,176,000	1,200,000

Net increase (decrease) in cash and cash equivalents	609,954	19,501
Cash and cash equivalents-beginning of period	195,783	176,282
Cash and cash equivalents-end of period	$805,737	$195,783

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$-	$-
Income taxes	$-	$-
Non cash financing activities:
Common stock issued in settlement of notes payable and accrued interest	$1,624,093	$-
Common stock issued in settlement of accrued officer salaries	$1,783,589	$-
Common stock issued in settlement of accounts payable	$12,162	$-
Common stock issued for future services	$271,500	$-
Common stock issued for deposit acquisition, net of common shares returned and canceled	$768,750	$80,000
Common stock issued to acquire property	$1,363,000	$-
Common stock and warrants issued in settlement of convertible note payable	$-	$107,990

The accompanying notes are an integral part of these consolidated financial statements

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

On December 4, 2014, the Company formed GGI Inc., a corporation organized under the laws of Delaware for the purchase certain assets including the source code and platform use for the development of an electronic marketplace to facilitate impact investing. On December 27, 2014, the Company exchanged 21% ownership of GGI Inc. for two employment agreements. In connection with the aforementioned exchange, the Company charged 21% of the fair value of the net assets distributed of $338,050 as employee compensation expense. On March 13, 2015, the Company sold GGI, Inc. in exchange for $1,147,500 cash, assumption of $579,452 of debt and return of an aggregate of 1,350,000 shares of the Company’s common stock previously issued to acquire CertusHoldings, Inc. (see Note 4).

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Investment Tools & Training, LLC ("ITT"), Razor Data Corp ("Razor") and SAFE Management LLC ("Safe") and its majority owned subsidiaries, Vickrey Brown Investments, LLC and GGI INC. (from December 4, 2014 through March 13, 2015, the time of ownership). All significant inter-company transactions and balances have been eliminated in consolidation.

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

Use of Estimates

The preparation of these consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Fair Value of Financial Instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of March 31, 2015 and 2014. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash and accounts payable. Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

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

For the years ended March 31, 2015 and 2014, the Company did not grant stock options to employees.

In addition, the Company issued restricted stock units ("RSU") to employees during the year ended March 31, 2014. The fair value of the vesting RSUs of $384,688 and $1,089,850 was recorded as a current period charge to earnings during the years ended March 31, 2015 and 2014, respectively.

Advertising Costs

The Company expenses advertising costs as incurred. Advertising expense was $169,057 and $254,808 for the years ended March 31, 2015 and 2014, respectively.

Research and Development

The Company accounts for research and development costs in accordance with the Accounting Standards Codification subtopic 730-10, Research and Development (“ASC 730-10”). Under ASC 730-10, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and developments costs are expensed when the contracted work has been performed or as milestone results have been achieved. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred. For the years ended March 31, 2015 and 2014, the Company’s expenditures on research and product development were immaterial.

Website Development Costs

The Company recognizes website development costs in accordance with Accounting Standards Codification subtopic 350-50, Website Development Costs ("ASC 350-50”). As such, the Company expenses all costs incurred that relate to the planning and post implementation phases of development of its website. Direct costs incurred in the development phase are capitalized and recognized over the estimated useful life. Costs associated with repair or maintenance for the website were included in cost of net revenues in the current period expenses. During the years ended March 31, 2015 and 2014, the Company did not capitalize any costs associated with the website development.

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

Segment Information

Accounting Standards Codification subtopic Segment Reporting 280-10 (“ASC 280-10”) establishes standards for reporting information regarding operating segments in annual financial statements and requires selected information for those segments to be presented in interim financial reports issued to stockholders. ASC 280-10 also establishes standards for related disclosures about products and services and geographic areas. Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision-making group, in making decisions how to allocate resources and assess performance. The information disclosed herein materially represents all of the financial information related to the Company’s only material principal operating segment after the discontinued operations of Instilend (See Note 14).

Comprehensive Income (Loss)

The Company follows Accounting Standards Codification subtopic 220-10, Comprehensive Income (“ASC 220-10”). ASC 220-10 establishes standards for the reporting and displaying of comprehensive income and its components. Comprehensive income is defined as the change in equity of a business during a period from transactions and other events and circumstances from non-owners sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. ASC 220-10 requires other comprehensive income (loss) to include foreign currency translation adjustments and unrealized gains and losses on available for sale securities. The Company had no comprehensive income or losses at March 31, 2015 and 2014.

Reliance on Key Personnel and Consultants

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

Net Loss per Share

The Company follows Accounting Standards Codification subtopic 260-10, Earnings Per Share (“ASC 260-10”) specifying the computation, presentation and disclosure requirements of earnings per share information. Basic loss per share has been calculated based upon the weighted average number of common shares outstanding. Convertible debt, stock options and warrants have been excluded as common stock equivalents in the diluted loss per share because their effect is anti-dilutive on the computation. In determining the discontinued operations fully diluted earnings per share, the Company did not allocate any common stock equivalents, therefore the basic and fully diluted per share amounts are the same.

Prepaid expenses

Prepaid expenses include the fair value of the Company’s common stock issued for future services of $121,288 to consultants and is amortized ratably over the future service life. For the year ended March 31, 2015 and 2014, the Company recorded as current period charge to operations $212,853 and $-0-, respectively.

Recent Accounting Pronouncements

There were various updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to a have a material impact on the Company's consolidated financial position, results of operations or cash flows.

2. GOING CONCERN MATTERS

The Company’s consolidated financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred significant recurring losses which have resulted in an accumulated deficit of $98,517,358, and working capital deficiency (total current liabilities in excess of total current assets) of $1,204,965 at March 31, 2015, and the Company had negative cash flow from operations of $2,647,050 for the year ended March 31, 2015, which raises substantial doubt about the Company’s ability to continue as a going concern.

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

3. PROPERTY AND EQUIPMENT

The Company’s property and equipment at March 31, 2015 and 2014:

	2015	2014
Software	$2,920,000	$2,920,000
Computer equipment	4,211	4,211
Office equipment	23,568	23,568
	2,947,779	2,947,779
Less accumulated depreciation	(2,947,779)	(2,947,779)
	$-0-	$-0-

Property and equipment are stated at cost and depreciated using the straight-line method over their estimated useful lives of 3 to 5 years. When retired or otherwise disposed, the related carrying value and accumulated depreciation are removed from the respective accounts and the net difference less any amount realized from disposition, is reflected in earnings.

Depreciation expense charged to operations amounted to approximately $80,488 and $-0-, respectively, for the years ended March 31, 2015 and 2014, respectively.

On December 17, 2014, GGI Inc., a former majority-owned subsidiary of the Company, entered into Asset Purchase Agreement with Gate Global Impact Inc. (“Gate”), a Delaware corporation, to purchase certain assets including the source code and platform use for the development of an electronic marketplace to facilitate impact investing. The closing occurred on December 17, 2014 whereby GGI paid consideration of $224,541 in cash and 725,000 shares of common stock of the Company. The aggregate acquired fair value of $1,609,764 is depreciated over an estimated useful life of five years. On March 13, 2015, the Company sold GGI, Inc. in exchange for $1,147,500 cash, assumption of debt of $579,452 and return of an aggregate of 1,350,000 shares of the Company’s common stock previously issued to Eximius, an entity providing an option to acquire CertusHoldings, Inc. thereby incurring a net loss on disposal of subsidiary of $1,801.

Eximius is owned by an employee hired by GGI, Inc in January 2015. In addition, in connection with employment contracts granted in January 2015, the Company was obligated to issue an aggregate of 1,000,000 shares of its common stock with an estimated fair value of $2,500,000 over one year employment service. As of March 31, 2015, date of the sale, the aggregate accrued stock based compensation assumed by the acquirer was $479,452 and was included as part of the debt assumption described above. (see Note 4).

4. INVESTMENTS

The Company entered into a Purchase Agreement with CertusHoldings, Inc., a Delaware corporation, pursuant to which the Company has agreed to acquire CertusSecurities, Inc., a Georgia Corporation (“CSI”), and CertusInvestment Advisers, LLC, a Georgia limited liability company (“CIA”). The Company received the executed signatures from CertusHoldings, Inc. on December 2, 2014. CSI is a registered broker-dealer engaged in the business of providing investment advice and other financial advisory services and products to private accounts of certain institutional and individual investors. CIA is a registered investment advisor engaged in the business of providing investment advice and other financial advisory services and products to private accounts of certain institutional and individual investors. The aggregate purchase price was $190,000 plus 1,600,000 shares of the Company’s common stock for the option to acquire from third party. On March 13, 2015, in connection with the sale of GGI, Inc., 1,350,000 previously issued common shares for the right to acquire CertusHoldings, Inc. were returned and cancelled. The fair value of the net common shares issued of $512,500 (250,000) was charged to current period operations as indirect acquisition costs. The closing is subject to board and regulatory approval.

As of March 31, 2015, regulatory approval have not been granted. Accordingly, the fair value of the issued common stock is reflected as other assets, investments in the Company’s balance sheet.

5. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities consisted of the following at March 31, 2015 and 2014:

	2015	2014
Accounts payable	$360,142	$395,852
Accrued interest payable, short term	49,723	527,521
Accrued payroll taxes	615,442	541,692
Accrued salaries and wages	-	21,110
	$1,025,307	$1,486,175

As of March 31, 2015 and 2014, accrued payroll taxes included the effects of an estimated payroll tax liability for stock based compensation issued to an officer.

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

As of March 31, 2015, the Company reclassified the promissory note (see Note 7) and accrued interest to settlement payable. No material gain or loss was recorded in connection with the settlement. The unpaid balance as of March 31, 2015 was $373,449.

7. NOTES PAYABLE

At March 31, 2015 and 2014, balances consist of the following:

	2015	2014
Note payable, currently in default (See Note 6)	$-	$200,000
Notes payable, due September 2014	-	20,000
Notes payable, due September 2015	120,000	120,000
Long term accrued interest	-	33,600
Total	120,000	373,600
Less: Notes payable, current portion	(120,000)	(220,000)
Notes payable, long term portion	$-	$153,600

A summary of notes payable at March 31, 2015 and 2014 are as follows:

On January 20, 2009, the Company received $200,000 in exchange for a promissory note, payable, due July 20, 2009 with interest due monthly at 20% per annum. The note is secured by common stock of the Company and is personally guaranteed by certain officers of the Company. The note contains certain first right of payment should the Company be successful in raising $500,000 to $1,500,000 in a Private Placement Offering before any payments can be distributed from the escrow at the offering. In connection with the issuance of the promissory note payable, the Company issued warrants to purchase its common stock at $2.00 per share for five years. The fair value of the warrants of $101,183, representing debt discount, has been fully amortized. In connection with a settlement agreement entered into on October 13, 2014, the Company reclassified the carrying value of the promissory note and accrued interest to settlement payable (see Note 6)

On September 30, 2010, the Company issued an aggregate of $120,000 in unsecured promissory notes due five years from issuance at 8% per annum payable at maturity in exchange for the cancellation of 15,000 previously issued warrants.  The fair value of the exchanged warrants, approximately equaled the fair value of the issued notes at the date of the exchange.

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

The Note is payable the earlier of (i) July 14, 2015 or (ii) receipt of proceeds from operations from Vickrey Brown Investments, LLC, a majority owned subsidiary of the Company.

The note is secured by: (i) 240,000 shares of common stock of the Company, $.001 par value per share, to be placed in escrow, and (ii) the Company’s right, title and interest in Vickrey Brown Investments, LLC.

9. CONVERTIBLE NOTES

At March 31, 2015 and 2014, convertible note balances consisted of the following:

	2015	2014
Convertible Promissory Notes #1, of which $300,000 related party, net of unamortized discount of $98,540	$-	$1,101,460
Convertible Promissory Notes #2, of which $200,000 related party, net of unamortized discount of $9,215	-	190,785
Convertible Promissory Notes #3, net of unamortized discount of $10,744	-	89,256
Convertible Promissory Notes #4, of which $300,000 related party, net of unamortized discount of $163,056	-	336,944
Convertible Promissory Note #5, net of unamortized discount of $13,347	-	86,653
Convertible Promissory Note #6, net of unamortized discount of $26,749	-	173,251
Convertible Promissory Note #7, net of unamortized discount of $36,353	-	226,147
Convertible Promissory Notes #8, of which $258,799 related party	1,603,121	-
Long term interest	96,275	111,897
Total	1,699,396	2,316,393
Less: convertible notes payable, current portion	-	915,351
Less: convertible notes payable, related party, current portion	-	466,150
Less: Convertible notes payable, long term portion	1,425,055	443,707
Convertible notes payable-related party, net of discount, long term portion	$274,341	$491,185

Aggregate maturities of long-term debt as of March 31, 2015 are as follows:

For the twelve months ended March 31,	Amount
2016	-
2017	-
2018	1,603,121
Total	$1,603,121

During the year ended March 31, 2015 and 2014, the Company incurred an aggregate of $205,104 and $240,222 as interest expense relating to the amortization of debt discount and accrued interest with regard to related party notes.

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

For the year ended March 31, 2015 and 2014, the Company amortized $98,540 and $399,635 of debt discount to current period operations as interest expense, respectively.

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

For year ended March 31, 2015 and 2014, the Company amortized $9,215 and $12,389 of debt discount to current period operations as interest expense, respectively.

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

For the year ended March 31, 2015 and 2014, the Company amortized $10,744 and $43,093 of debt discount to current period operations as interest expense, respectively.

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

For the year ended March 31, 2015 and 2014, the Company amortized $163,056 and $117,694 of debt discount to current period operations as interest expense, respectively.

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

For the year ended March 31, 2015 and 2014, the Company amortized $13,347 and $7,061 of debt discount to current period operations as interest expense, respectively.

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

For the year ended March 31, 2015 and 2014, the Company amortized $26,749 and $13,849 of debt discount to current period operations as interest expense, respectively.

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

On December 31, 2014, the Company issued 74,513 shares of its common stock in full settlement of the note payable and accrued interest. There were no gain or loss on settlement of debt.

For the year ended March 31, 2015 and 2014, the Company amortized $36,353 and $18,176 of debt discount to current period operations as interest expense, respectively.

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

The Company recorded a gain on change in fair value of warrant liability of $324 and $4,113 for the years ended March 31, 2014 and 2013, respectively.

At March 31, 2014, the fair value of the 2,500 warrants containing certain reset provisions were determined using the Black Scholes Option Pricing Model with the following assumptions:

Dividend yield:	-0-%
Volatility	187.79%
Risk free rate:	0.05%

During the year ended March 31, 2015, the 2,500 warrants containing reset provisions expired.

11. RELATED PARTY TRANSACTIONS

Due to Related Party

The Company is periodically advanced noninterest bearing operating funds from related parties and shareholders.  The advances are due on demand and unsecured. At March 31, 2015 and 2014, due to related party was $102,250 and $207,700, respectively. In addition, as of March 31, 2015 and 2014, the Company accrued an aggregate of $290,550 and $1,729,292 of unpaid officer salaries and wages, respectively.

Convertible Notes Payable, long term portion-related party

As described in Note 9 above, on June 30, 2011, the Company issued a $200,000 convertible promissory note with interest at 8% per annum, due June 30, 2014 to the Company's CEO.  The note is convertible into the Company's common stock at $4.00 per share. In connection with the issuance of the note, the Company issued 25,000 warrants to purchase the Company’s common stock at $6.00 per share over five years. On June 30, 2014, the above described note and warrants were exchanged for 272,850 shares of commons stock and 272,850 warrants to purchase the Company’s common stock at $1.50 per share over five years. In connection with the settlement, the Company incurred a loss on settlement of debt of $468,783.

As described in Note 9 above, on June 30, 2011, the Company issued a $100,000 convertible promissory note with interest at 8% per annum, due June 30, 2014 to the Company's former CFO.  The note is convertible into the Company's common stock at $4.00 per share. In connection with the issuance of the note, the Company issued 12,500 warrants to purchase the Company’s common stock at $6.00 per share over five years. On June 30, 2014, the above described note and warrants were exchanged for 136,425 shares of commons stock and 136,425 warrants to purchase the Company’s common stock at $1.50 per share over five years. In connection with the settlement, the Company incurred a loss on settlement of debt of $234,391.

As described in Note 9 above, on December 28, 2011, the Company issued a $100,000 convertible promissory note with interest at 8% per annum, due December 2014 to the Company's CEO.  The note is convertible into the Company's common stock at $4.00 per share. In connection with the issuance of the note, the Company issued 12,500 warrants to purchase the Company’s common stock at $6.00 per share over five years. On June 30, 2014, the Company exchanged the convertible note and warrants to acquire the Company’s common stock for new convertible note and warrants. In connection with the exchange, the Company recorded a loss on settlement of debt of $118,865 representing the fair value of the issued warrants.

As described in Note 9 above, on December 29, 2011, the Company issued a $100,000 convertible promissory note with interest at 8% per annum, due December 2014 to a major stockholder.  The note is convertible into the Company's common stock at $4.00 per share. In connection with the issuance of the note, the Company issued 12,500 warrants to purchase the Company’s common stock at $6.00 per share over five years. On June 30, 2014, the above described note and warrants were exchanged for 132,048 shares of common stock and 132,048 warrants to purchase the Company’s common stock at $1.50 per share over five years. In connection with the settlement, the Company incurred a loss on settlement of debt of $226,513.

As described in Note 9 above, on August 6, 2012, the Company issued a $100,000 convertible promissory note with interest at 8% per annum, due August 6, 2015 to the Company's CEO.  The note is convertible into the Company's common stock at $4.00 per share. In connection with the issuance of the note, the Company issued 12,500 warrants to purchase the Company’s common stock at $6.00 per share over five years. On June 30, 2014, the Company exchanged the convertible note and warrants to acquire the Company’s common stock for new convertible note and warrants. In connection with the exchange, the Company recorded a loss on settlement of debt of $114,053 representing the fair value of the issued warrants.

As described in Note 9 above, on August 12, 2012, the Company issued a $100,000 convertible promissory note with interest at 8% per annum, due August 12, 2015 to the Company's former COO.  The note is convertible into the Company's common stock at $4.00 per share. In connection with the issuance of the note, the Company issued 12,500 warrants to purchase the Company’s common stock at $6.00 per share over five years. On June 30, 2014, the Company exchanged the convertible note and warrants to acquire the Company’s common stock for new convertible note and warrants. In connection with the exchange, the Company recorded a loss on settlement of debt of $113,815 representing the fair value of the issued warrants.

As described in Note 9 above, on March 30, 2013, the Company issued a $262,500 convertible promissory note with interest at 8% per annum, due March 31, 2016 to a trust under the control of the Company's former CFO.  The note is convertible into the Company's common stock at $4.00 per share. In connection with the issuance of the note, the Company issued 32,813 warrants to purchase the Company’s common stock at $6.00 per share over five years. On December 31, 2014, the Company issued 74,513 shares of its common stock in full settlement of the note payable and accrued interest. No gain or loss was incurred in settlement of debt.

As described in Note 9 above, the Company issued an aggregate of $258,799 related party notes in exchange for maturing notes and accrued interest that mature June 30, 2017 in exchange for the cancellation of $200,000 previously issued convertible notes, accrued interest of $35,260 and an incentive of $23,539 . The Promissory Notes bears interest at a rate of 8% and can be convertible into 258,799 shares of the Company’s common stock, at a conversion rate of $1.00 per share. Interest will also be converted into common stock at the conversion rate of $1.00 per share.

In connection with the issuance of the promissory notes, the Company issued detachable warrants granting the holder the right to acquire an aggregate of 258,799 shares of the Company’s common stock at $1.50 per share, net cancellation of previously issued 25,000 warrants to acquire the Company’s stock at $6.00 . The new warrants expire five years from the issuance.

As described in Note 8 above, on August 1, 2014, the Company issued a Secured Promissory Note (Note) payable to a board member and significant shareholder for $120,000 bearing interest at 5% per annum payable at such time as any payment of principal of the Note is made.

During the year ended March 31, 2015, the Company amortized an aggregate of $81,326 of debt discounts and accrued interest of $123,778 to operations. During the year ended March 31, 2015, the Company amortized an aggregate of $199,641 of debt discounts and accrued interest of $85,000 to operations.

12. CAPITAL STOCK

On October 14, 2014, the Company’s majority stockholders approved to amend the Articles of Incorporation to increase the number of authorized shares of common stock from 15,000,000 to 60,000,000 shares. As of March 31, 2015 and 2014, the Company had 14,535,076 shares and 7,010,188 shares of common stock issued and 14,533,776 shares and 7,008,888 shares of common stock outstanding.

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

In June 2014, the Company issued 1,066,515 shares of its common stock as payment of previously accrued officer salaries of $1,162,500, which represents the value of the services received and which did not differ materially from the value of the stock issued.

In July 2014, the Company issued an aggregate of 150,000 shares of its common stock as director fees valued at $123,015, which represents the value of the services received and which did not differ materially from the value of the stock issued.

In July 2014, the Company issued 569,590 shares of its common stock in payment of previously accrued officer salaries of $569,589, which represents the value of the services received and which did not differ materially from the value of the stock issued.

In August 2014, the Company issued an aggregate of 30,000 shares of its common stock for consulting services valued at $30,900, which represents the value of the services received and which did not differ materially from the value of the stock issued.

In September 2014, the Company issued 10,000 shares of its common stock for advertising valued at $12,000, which represents the value of the services received and which did not differ materially from the value of the stock issued.

In September 2014, the Company issued an aggregate of 150,000 shares of its common stock for future services valued at $271,500, which represents the value of the services received and which did not differ materially from the value of the stock issued. The unamortized fair value of $121,288 is reflected in prepaid expenses as of March 31, 2015 in accompanying consolidated balance sheet.

In October 2014, the Company issued 50,000 shares of its common stock in payment of accrued officer salaries of $51,500. In connection with the settlement, the Company recorded a loss on settlement of debt of $23,000.

In March 2015, the Company issued an aggregate of 40,835 shares of its common stock for consulting services valued at $71,097, which represents the value of the services received and which did not differ materially from the value of the stock issued.

In March 2015, the Company issued an aggregate of 205,000 shares of common stock in payment of vested restricted stock units.

13. STOCK OPTIONS AND WARRANTS

Employee Stock Options

The following table summarizes the changes in employee stock options outstanding and the related prices for the shares of the Company’s common stock issued to employees of the Company under two employee stock option plans. The nonqualified plan adopted in 2007 is for 65,000 shares of which 47,500 have been granted as of March 31, 2015. The qualified plan adopted in October of 2008 authorizing 125,000 shares was approved by a majority of the Shareholders on September 16, 2009. To date 42,500 shares have been granted as of March 31, 2015.

The following table summarizes the changes in options outstanding and the related prices for the shares of the Company’s common stock issued to employees of the Company at March 31, 2015:

	Options Outstanding			Options Exercisable
			Weighted		Weighted
		Weighted	Average		Average
		Average	Exercise		Exercise
Range of	Number of	Remaining	Price of	Number of	Price of
Exercise	Shares	Contractual	Outstanding	Shares	Exercisable
Prices	Outstanding	Life (Years)	Options	Exercisable	Options
$10.00	35,000	4.51	$10.00	35,000	$10.00
12.00	2,500	1.86	12.00	2,500	12.00
	37,500	4.58	$10.20	37,500	$10.20

Transactions involving stock options issued to employees are summarized as follows:

Weighted
Average
	Number of	Exercise
	Shares	Price
Options outstanding at March 31, 2013	37,500	$10.20
Granted	-	-
Exercised	-	-
Canceled	-	-
Options outstanding at March 31, 2014	37,500	10.20
Granted	-	-
Exercised	-	-
Canceled	-	-
Options outstanding at March 31, 2015	37,500	$10.20

Stock-based compensation expense in connection with options granted to employees for the year ended March 31, 2015 and 2014 was $-0-.

Non-Employee Stock Options

The following table summarizes the changes in options outstanding and the related prices for the shares of the Company’s common stock issued to consultants and non-employees of the Company at March 31, 2015:

	Options Outstanding			Options Exercisable
Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
Exercise	Number	Contractual	Exercise	Number of	Exercise
Prices	Outstanding	Life (Years)	Price	Exercisable	Price
$84.00	2,500	1.83	$84.00	2,500	$84.00

Transactions involving stock options issued to consultants and non-employees are summarized as follows:

		Weighted
		Average
	Number of	Price
	Shares	Per Share
Options outstanding at March 31, 2013	5,000	$56.00
Granted	-
Exercised	-	-
Expired	(2,500)	(29.00)
Options outstanding at March 31, 2014	2,500	84.00
Granted	-	-
Exercised	-	-
Expired	-	-
Options outstanding at March 31, 2015	2,500	$84.00

Restricted Stock Units ("RSU")

The Company has issued RSUs to certain employees.  RSUs issued to date vest in up to 6 to 24 months.

Transactions involving employee RSUs are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at March 31, 2014:	730, 000	$3.84
Granted	-	-
Exercised	(562,328)	3.75
Canceled or expired	(167,672)	3.75
Outstanding at March 31, 2015:	-0-	$-

The fair value of the vesting RSUs of $384,688 and $1,089,850 was recorded as a current period charge to earnings during the year ended March 31, 2015 and 2014, respectively.

Warrants

The following table summarizes the changes in warrants outstanding and the related prices for the shares of the Company’s common stock issued to shareholders at March 31, 2015:

	Warrants Outstanding			Warrants Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
Exercise	Number	Contractual	Exercise	Number	Exercise
Price	Outstanding	Life (Years)	Price	Exercisable	Price
$1.50	6,253,968	4.21	$1.50	6,253,958	$1.50
2.50	12,000	3.30	2.50	12,000	2.50
6.00	32,813	3.00	6.00	32,813	6.00
Total	6,298,771	4.20	$1.53	6,298,771	$1.53

Transactions involving the Company’s warrant issuance are summarized as follows:

		Average
	Number of	Price
	Shares	Per Share
Warrants outstanding at March 31, 2013	355,023	$5.83
Granted	1,107,000	1.52
Exercised	(1,750)	(6.00)
Expired	(10,000)	(2.00)
Warrants outstanding at March 31, 2014	1,450,273	3.28
Granted	5,158,958	1.50
Canceled	(287,500)	(6,00)
Expired	(22,960)	(5.09)
Warrants outstanding at March 31, 2014	6,298,771	$1.53

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

During the year ended March 31 2014, the Company granted 20,000 warrants to purchase the Company’s common stock at $1.50, expiring five years from the date of issuance and canceled 1,750 warrants to purchase the Company’s common stock at $6.00, in connection with the settlement of convertible debt (See Note 9 above).

During the year ended March 31, 2015, the Company issued an aggregate of warrants to purchase 3,053,958 shares of the Company’s common stock for five years, exercisable at $1.50 and cancelled warrants to purchase 287,500 shares of the Company’s common stock at $6.00 in connection with settlement or modification of debt (see Note 9 above).

During the year ended March 31, 2015, the Company granted an aggregate of 2,105,000 warrants to purchase the Company’s common stock at $1.50, expiring five years from the date of issuance, in connection with the sale of the Company’s common stock.

14. SALE OF INSTILEND TECHNOLOGIES, INC. AND DISCOUNTED OPERATIONS

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

The assets and liabilities of the discontinued operations as of March 31, 2015 and 2014 were as follows:

Assets:

	2015	2014
Cash	$-	$-
Accounts receivable	-	-
Total current assets of discontinued operations	$-	$-

Liabilities:
Accounts payable	$120,266	$354,166
Total current liabilities of discontinued operations	$120,266	$354,166

The Results of Operations for the year ended March 31, 2015 and 2014 are as follows:

	2015	2014
Sales	$-	$31,736

Operating costs:
Selling, general and administrative	(232,168)	81,415
Loss on disposal of assets	-	18,515
Total operating costs	(232,168)	99,930
	-
Net income (loss) before income tax benefit	232,168	(68,194)
Income tax (benefit)	-	(102,891)
Net Income	$232,168	$34,697

Accounts payable are primarily comprised of vendor payable for Instilend facilities.

The Company has reversed $232,168 of estimated amounts due under a settlement agreement with the former Instilend management as a result of a breach of contract provisions of the arrangement. The amounts were credited to selling, general and administrative expenses above.

15. NON CONTROLLING INTEREST

In August 2014, the Company formed Vickrey Brown Investments, LLC, a limited liability company under the laws of California with 51% membership interests specializing in investment strategies which combine quantitative strategies, forensic accounting and volatility controls.

On December 4, 2014, the Company formed GGI Inc., a corporation organized under the laws of Delaware for the purchase certain assets including the source code and platform use for the development of an electronic marketplace to facilitate impact investing. On December 27, 2014, the Company exchanged 21% ownership of GGI Inc. for two employment agreements which has been treated as compensation expense. GGI’s only significant assets were that of certain software source code and platform purchased pursuant to an Asset Purchase Agreement on December 17, 2014 (see Note 3). The value of the compensation expense was estimated based on the underlying value of these purchased assets. On March 13, 2015, the Company sold GGI, Inc. in exchange for $1,147,500 cash, assumption of debt of $579,452 and return of an aggregate of 1,350,000 shares of the Company’s common stock previously issued to acquire CertusHoldings, Inc. thereby incurring a net loss on disposal of subsidiary of $1,801.

(see Note 4).

A reconciliation of the non-controlling loss attributable to the Company:

Net loss attributable to non-controlling interest for the period from date of formation to March 31, 2015:

	GGI, Inc.	Vickrey Brown Investments	Total
Net allocable loss	$949,893	116,663	$1,066,556
Average Non-controlling interest percentage	21%	49%
Net loss attributable to the non-controlling interest	$199,477	$57,165	$256,642

The following table summarizes the changes in non-controlling Interest from date of formation to March 31, 2015:

	GGI, Inc.	Vickrey Brown Investments
Balance, date of formation	$-	$–
Transfer (to) from the non-controlling interest as a result of change in ownership	199,477	1,000
Net loss attributable to the non-controlling interest	(199,477)	(57,165)
Balance, March 31, 2015	$-	$(56,165)

16. LOSS PER COMMON SHARE

The following table presents the computation of basic and diluted loss per share for the years ended March 31, 2015 and 2014:

F-28

	2015	2014
Net loss - continuing operations	$(9,654,520)	$(4,187,294)
Net income - discontinued operations	232,168	34,697
Net loss attributable to non-controlling interest	256,642
Net loss available for common shareholders	$(9,165,710)	$(4,152,597)

Loss per share (basic and assuming dilution)-continuing operations	$(0.82)	$(0.68)
Income per share (basic and assuming dilution)-discontinued operations	0.02	0.01
Loss per share (basic and assuming dilution)	$(0.80)	$(0.67)

Weighted average common shares outstanding
Basic	11,731,141	6,012,439
Fully diluted	13,334,262	7,846,001

In determining the discontinued operations fully diluted earnings per share, the Company did not allocate any common stock equivalents, therefore the basic and fully diluted per share amounts are the same.

17. COMMITMENTS AND CONTINGENCIES

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

William C. Kosoff Employment Agreement

On April 1, 2013, the Company re-instated William C. Kosoff as Acting Chief Financial Officer. He resumed employment under the terms of his original employment agreement (the “Agreement”).  The Agreement may be extended or earlier terminated pursuant to the terms and conditions of the Agreement and provides for automatic renewals for successive two (2) year terms unless, prior to 90th calendar day preceding the expiration of the then existing term, either Company of Mr. Kosoff provide written notice to the other that it elects not to renew the term. The Agreement provides an annual compensation rate of $150,000. The current contract is valid until February 6th 2017.

Operating lease

As of March 31st 2014. The Company’s corporate offices are in a 1,500 square foot facility in Red Bank, New Jersey leased at $3,150 per month expiring April 30, 2016.

The Company believes that its current properties are adequate for its current and immediately foreseeable operating needs. The Company does not have any policies regarding investments in real estate, securities or other forms of property.

Litigation

The Company may be subject to legal proceedings and claims which arise in the ordinary course of its business. Although occasional adverse decisions or settlements may occur, the Company believes that the final disposition of such matters should not have a material adverse effect on its financial position, results of operations or liquidity. The Company had no other pending legal proceedings or claims other than described above as of March 31, 2015.

NOTE 18. INCOME TAXES

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

The federal and state income tax provision (benefit) for March 31, 2015 and March 31, 2014 consists of the following:

Income Taxes

	2015	2014

Income tax expense from continuing operations:
Current:
Federal		(35,773)
State		-
Total current	-	(35,773)

Deferred:
Federal	-	102,027
State	-	36,637
Total deferred	-	138,664

Total provision (benefit)		102,891

F-30

	2015	2014

Income tax expense from discontinued operations:
Current:
Federal	-	35,773
State	-	-
Total current	-	35,773

Deferred:
Federal	-	(102,027)
State	-	(36,637)
Total deferred	-	(138,664)

Total provision (benefit)	-	(102,891)

Deferred income taxes represent the tax effect of transactions that are reported in different periods for financial and tax reporting purposes. Temporary differences and carryforwards that give rise to a significant portion of the deferred income tax benefits and liabilities are as follows at March 31, 2015 and March 31, 2014:

	2015	2014

Long-term deferred income tax assets before valuation allowance:
Loss carryforwards	$17,364,515	$13,613,626
Employee stock options	1,346,401	1,192,666
Deferred compensation	792,713	823,770
Intangible assets	5,648,393	6,624,971
Reserve on note	589,155	-
Fixed assets	205,974	235,867
Unpaid officer salaries	676,793	703,308
Other	458,587	457,436

Total long-term deferred income tax assets before valuation allowance	$27,082,531	$23,651,644
Less valuation allowance	(26,879,751)	(23,987,188)
Total long-term deferred income tax assets	$202,780	$(335,544)

Long-term deferred income tax liabilities:
Beneficial conversion feature	$-	$(21,545)
Deferred Gain on Installment	(202,780)	-

Total deferred income tax liabilities	$(202,780)	$(21,545)

Net deferred income tax assets/(liabilities)	$0	$(357,089)

The Company has provided a valuation allowance against the full amount of the deferred tax assets, since in the opinion of management based upon the earnings history of the Company, it is more likely than not that the benefits will not be realized.

As of March 31, 2015, the Company had approximately $48,000,000 of federal and state loss carryforwards which expire at various dates through fiscal year 2035. As of March 31, 2014, the Company had approximately $38,000,000 of federal and state loss carryforwards which expire at various dates through fiscal year 2034.

Due to possible changes in the Company's ownership, the future use of its existing net operating losses may be limited. All or portion of the remaining valuation allowance may be reduced in future years based on an assessment of earnings sufficient to fully utilize these potential tax benefits.

A reconciliation of the U.S. federal statutory income tax rate to the Company’s effective income tax rate is as follows:

	2015	2014

U.S. federal statutory income tax rate	35.0%	35.0%
State taxes	1.2%	5.3%
Derivative liability	0.0%	0.0%
Loss on settlement of debt	0.0%	0.0%
Warrants Write-off	0.0%	-2.9%
Gain on Sale of Stock	-1.8%	0.0%
Common Stock for Services Rendered	-2.4%	-3.4%
Employment taxes penalty	0.0%	0.0%
Other	-1.6%	-12.2%
True up	0.8%	0.0%
Increase in valuation allowance	-31.2%	-24.3%
Effective income tax rate	0.0%	-2.5%

The Company’s effective income tax rate is different from the federal statutory tax rate predominantly due to the valuation allowance recorded.

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

The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. The Company had no accruals for interest and penalties at March 31, 2015 and 2014.

The Company does not expect the amount of unrecognized tax benefits to materially change within the next twelve months.

The Company is required to file income tax returns in the U.S. Federal jurisdiction, in New York State, New Jersey, and in Utah. The Company is no longer subject to income tax examinations by tax authorities for tax years ending before March 31, 2012.

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

The following table provides a summary of changes in fair value of the Company’s Level 3 financial liabilities through March 31, 2015. As of March 31, 2015, the Company did not have any Level 3 financial liabilities:

Warrant
Derivative
Liability
Balance, March 31, 2013	$4,437

Mark-to-market at March 31, 2014:
- Warrants reset provision	(4,113)

Balance, March 31, 2014:	324

Mark-to-market at March 31, 2015:
- Warrants reset provision	(324)

Balance, March 31, 2015	$-

Net gain for the period included in earnings relating to the liabilities held at March 31, 2015	$324

20. SUBSEQUENT EVENTS

On May 12, 2015 the Company issued 25,000 shares of common stock as a one-time bonus for extra legal services

