Form 10-Q
period 2015-06-30
Investview, Inc.
filed 2015-08-19
CIK 862651

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

As of August 19, 2015, there were 14,596,911 shares of common stock, (of which 1,300 shares are in treasury), par value $.001 per share, outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

INVESTVIEW, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	March 31,
	2015	2015
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$241,122	$805,737
Accounts receivable	-	57,076
Deferred costs	2,098	2,677
Prepaid expenses	87,444	121,288
Other current assets	1,640	1,664
Total current assets	332,304	988,442

Other assets:
Deposits	105,000	105,000
Total other assets	105,000	105,000

Total assets	$437,304	$1,093,442

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	$1,041,890	$1,025,307
Deferred revenue	32,147	41,585
Due to related party	353,210	392,800
Settlement payable	373,449	373,449
Notes payable, current portion	120,000	120,000
Notes payable, current portion-related party	95,000	120,000
Convertible notes payable, current portion	126,461	-
Current liabilities of discontinued operations	120,266	120,266
Total current liabilities	2,262,423	2,193,407

Long term debt:
Convertible notes payable, long term portion	1,315,290	1,425,055
Convertible notes payable, long term portion-related party	279,503	274,341
Total long term debt	1,594,793	1,699,396

Total liabilities	3,857,216	3,892,803

STOCKHOLDERS' DEFICIT
Preferred stock, par value: $0.001; 10,000,000 shares authorized, None issued and outstanding as of June 30, 2015 and March 31, 2015	-	-
Common stock, par value $0.001; 60,000,000 and 15,000,000 shares authorized; 14,560,076 and 14,535,076 issued and 14,558,776 and 14,533,776 outstanding as of June 30, 2015 and March 31, 2015, respectively	14,560	14,535
Additional paid in capital	96,044,441	96,018,216
Common stock subscriptions (receivable)	(250,000)	(250,000)
Treasury stock, 1,300 shares	(8,589)	(8,589)
Accumulated deficit	(99,148,092)	(98,517,358)
Stockholders' deficit attributable to Investview, Inc.	(3,347,680)	(2,743,196)
Non-controlling interest	(72,232)	(56,165)
Total stockholders' deficit	(3,419,912)	(2,799,361)

Total liabilities and stockholders' deficit	$437,304	$1,149,607

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

INVESTVIEW, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three months ended June 30,
	2015	2014
Revenue, net:	$125,448	$170,453

Operating costs and expenses:
Cost of sales and service	18,427	16,128
Selling, general and administrative	717,824	910,387
Total operating costs and expenses	736,251	926,515

Loss from operations	(610,803)	(756,062)

Other income (expense):
Gain on change in fair value of warrant and derivative liabilities	-	324
Loss on settlement of debt	-	(4,023,202)
Interest, net	(35,998)	(393,918)
Total other income (expense)	(35,998)	(4,416,796)

Loss from continuing operations before income taxes	(646,801)	(5,172,858)

Income taxes expense	-	-

Loss from continuing operations	(646,801)	(5,172,858)

Income from discontinued operations	-	(500)

Net loss	(646,801)	(5,173,358)

Non-controlling interest	16,067	-

NET LOSS ATTRIBUTABLE TO INVESTVIEW, INC.	$(630,734)	$(5,173,358)

Net loss per common share, basic and diluted;
Continuing operations	$(0.04)	$(0.69)
Discontinued operations	-	(0.00)
Total	$(0.04)	$(0.69)

Weighted average number of common shares outstanding-basic and diluted	14,548,538	7,551,016

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

INVESTVIEW INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Three months ended June 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss from continuing operations	$(646,801)	$(5,172,858)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount relating to convertible notes payable	-	326,182
Stock based compensation	26,250	219,750
Change in fair value of warrant and derivative liabilities	-	(324)
Loss on settlement of debt	-	4,023,202
Amortization of deferred compensation	33,844	57,391
Changes in operating assets and liabilities:
Accounts receivable	57,076	15,000
Deferred costs	579	(1,250)
Prepaid and other assets	24	-
Accounts payable and accrued liabilities	38,441	12,049
Due to related parties	(39,590)	218,481
Deferred revenue	(9,438)	(44,369)
Net cash used in continuing operating activities:	(539,615)	(346,746)
Net cash used in discontinued operating activities:	-	(500)
Net cash used in operating activities	(539,615)	(347,246)

CASH FLOWS FROM INVESTING ACTIVITIES:	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of note payable, related party	(25,000)	-
Repayments of common stock subscriptions	-	(50,000)
Proceeds from sale of common stock	-	505,000
Net proceeds (used in) provided by financing activities	(25,000)	455,000

Net (decrease) increase in cash and cash equivalents	(564,615)	107,754
Cash and cash equivalents-beginning of period	805,737	195,783
Cash and cash equivalents-end of period	$241,122	$303,537

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$-	$-
Income taxes	$-	$-
Non-cash financing activities:
Common stock issued in settlement of notes payable and accrued interest	$-	$1,296,345
Common stock issued in settlement of accrued officer salaries	$-	$1,162,500
Common stock issued for future services	$-	$330,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

INVESTVIEW, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2015

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

The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Investment Tools & Training, LLC ("ITT"), Razor Data Corp ("Razor") and SAFE Management LLC ("Safe") and its majority owned subsidiary, Vickrey Brown Investments. All significant inter-company transactions and balances have been eliminated in consolidation.

Interim Financial Statements

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations (Regulation S-X) of the Securities and Exchange Commission (the “SEC”) and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the three months ended June 30, 2015 are not necessarily indicative of the operating results that may be expected for the year ended March 31, 2016. These unaudited condensed consolidated financial statements should be read in conjunction with the March 31, 2015 consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K.

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

INVESTVIEW, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2015

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

Fair Value of Financial Instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of June 30, 2015 and March 31, 2015. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash and accounts payable. Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

Net Loss per Share

The Company follows Accounting Standards Codification subtopic 260-10, Earnings Per Share (“ASC 260-10”) specifying the computation, presentation and disclosure requirements of earnings per share information. Basic loss per share has been calculated based upon the weighted average number of common shares outstanding. The Company excluded 1,603,121 and 1,668,746 shares of common stock equivalents, that would be resulted from conversion of convertible debt, or exercise of stock options and warrants, from the diluted loss per share because their effect is anti-dilutive on the computation for the three months ended June 30, 2015 and 2014, respectively.

INVESTVIEW, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2015

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

For the three months ended June 30, 2015 and 2014, the Company did not grant stock options to employees.

In addition, the Company issued restricted stock units ("RSU") to employees during the year ended March 31, 2014. The fair value of the vesting RSUs of $-0- and $219,750 was recorded as a current period charge to earnings during the three months ended June 30, 2015 and 2014, respectively.

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

Prepaid expenses

Prepaid expenses include the fair value of the Company’s common stock issued for future services of $87,444 to consultants and is amortized ratably over the future service life. For the three months ended June 30, 2015 and 2014, the Company recorded as current period charge to operations $33,844 and $57,391, respectively.

INVESTVIEW, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2015

Recent Accounting Pronouncements

In April 2015, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) Number 2015-3 entitled “Simplifying the Presentation of Debt Issuance Costs.” The new guidance specifies that debt issuance costs under the new standard are to be netted against the carrying value of the financial liability. Under current guidance, debt issuance costs are recognized as a deferred charge and reported as a separate asset on the balance sheet. The new guidance aligns the treatment of debt issuance costs and debt discounts in that both reduce the carrying value of the liability. It is important to note that neither the recognition nor measurement of debt issuance costs is changed as a result of the ASU. Amortization of debt issuance costs is to be recorded as interest expense on the income statement.

The effective date of the new guidance is for fiscal years beginning after December 15, 2015, for public business entities and interim periods within those fiscal years. Early adoption is permitted for financial statements that have not been issued previously. The Company does not believe the effect of the adoption of this standard to have a material impact on the Company’s  consolidated financial statements.

There are other various updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to a have a material impact on the Company's financial position, results of operations or cash flows.

2. GOING CONCERN MATTERS

The Company’s unaudited condensed consolidated financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred significant recurring losses which have resulted in an accumulated deficit of $99,148,092, net loss of $630,734 and net cash used in operations of $539,615 for the three months ended June 30, 2015 which raises substantial doubt about the Company’s ability to continue as a going concern.

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

3. PROPERTY AND EQUIPMENT

Property and equipment as of June 30, 2015 and March 31, 2015 is summarized as follows:

	June 30, 2015	March 31, 2015
Software	$2,920,000	$2,920,000
Computer equipment	4,211	4,211
Office equipment	23,568	23,568
	2,947,779	2,947,779
Less accumulated depreciation	(2,947,779)	(2,947,779
	$-0-	$-0-

INVESTVIEW, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2015

Property and equipment are stated at cost and depreciated using the straight-line method over their estimated useful lives of 3 to 5 years. When retired or otherwise disposed, the related carrying value and accumulated depreciation are removed from the respective accounts and the net difference less any amount realized from disposition, is reflected in earnings.

Depreciation expense charged to operations amounted to approximately $-0- for the three months ended June 30, 2015 and 2014, respectively.

4. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities consisted of the following at June 30, 2015 and March 31, 2015:

	June 30, 2015	March 31, 2015
Accounts payable	$366,216	$360,142
Accrued interest payable, short term	63,817	49,723
Accrued payroll and related taxes	611,857	615,442
	$1,041,890	$1,025,307

As of June 30, 2015 and March 31, 2015, accrued payroll taxes included the effects of an estimated payroll tax liability for stock based compensation issued to an officer.

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

As of June 30, 2015, the Company reclassified the promissory note and accrued interest to settlement payable. No material gain or loss was recorded in connection with the settlement. The unpaid balance as of June 30, 2015 and March 31, 2015 was $373,449. Subsequently on August 13, 2015 the Company received a notice of payments due. See note 13 for additional details.

6. NOTE PAYABLE

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

JUNE 30, 2015

7. NOTE PAYABLE, RELATED PARTY

On August 1, 2014, the Company issued a Secured Promissory Note (Note) payable to a board member and significant shareholder for $120,000 bearing interest at 5% per annum payable at such time as any payment of principal of the Note is made.

The Note is payable the earlier of (i) July 31, 2015 or (ii) receipt of proceeds from operations from Vickrey Brown Investments, LLC, a majority owned subsidiary of the Company.

The note is secured by: (i) 240,000 shares of common stock of the Company, $.001 par value per share, to be placed in escrow, and (ii) the Company’s right, title and interest in Vickrey Brown Investments, LLC.

During the three months ended June 30, 2015, the Company made payments in aggregate of $25,000 towards the principal of the note. As of June 30, 2015 and March 31, 2015, the remaining balance of the note was $95,000 and $120,000, respectively.

8. CONVERTIBLE NOTES

On June 30, 2014, the Company issued an aggregate of $1,603,121 in secured Convertible Promissory Notes, of which $258,799 related party, that matures June 30, 2017 in exchange for the cancellation of $1,200,000 previously issued convertible notes, accrued interest of $257,310 and an incentive of $145,811 .. The Promissory Notes bear interest at a rate of 8% and can be convertible into 1,603,121 shares of the Company’s common stock, at a conversion rate of $1.00 per share. Interest will also be converted into common stock at the conversion rate of $1.00 per share.

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

The aggregate carrying value of the convertible notes include long term accrued interest of $128,250 and $96,275 as of June 30, 2015 and March 31, 2015, respectively.

9. CAPITAL STOCK

Common Stock

In May 2015, the Company issued 25,000 shares of its common stock for legal services valued at $26,250.

10. STOCK OPTIONS AND WARRANTS

Employee Stock Options

The following table summarizes the changes in employee stock options outstanding and the related prices for the shares of the Company’s common stock issued to employees of the Company under two employee stock option plans. The nonqualified plan adopted in 2007 is for 65,000 shares of which 47,500 have been granted as of June 30, 2015. The qualified plan adopted in October of 2008 authorizing 125,000 shares was approved by a majority of the Shareholders on September 16, 2009. To date 42,500 shares have been granted as of June 30, 2015.

INVESTVIEW, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2015

The following table summarizes the changes in options outstanding and the related prices for the shares of the Company’s common stock issued to employees of the Company at June 30, 2015:

	Options Outstanding			Options Exercisable
			Weighted		Weighted
		Weighted	Average		Average
		Average	Exercise		Exercise
Range of	Number of	Remaining	Price of	Number of	Price of
Exercise	Shares	Contractual	Outstanding	Shares	Exercisable
Prices	Outstanding	Life (Years)	Options	Exercisable	Options
$10.00	35,000	4.26	$10.00	35,000	$10.00
12.00	2,500	1.61	12.00	2,500	12.00
	37,500	4.33	$10.20	37,500	$10.20

Transactions involving stock options issued to employees are summarized as follows:

Weighted
Average
	Number of	Exercise
	Shares	Price
Options outstanding at March 31, 2014	37,500	$10.20
Granted	-	-
Exercised	-	-
Canceled	-	-
Options outstanding at March 31, 2015	37,500	10.20
Granted	-	-
Exercised	-	-
Canceled	-	-
Options outstanding at June 30, 2015	37,500	$10.20

Stock-based compensation expense in connection with options granted to employees for the three months ended June 30, 2015 and 2014 was $-0-.

Non-Employee Stock Options

The following table summarizes the changes in options outstanding and the related prices for the shares of the Company’s common stock issued to consultants and non-employees of the Company at June 30, 2015:

	Options Outstanding			Options Exercisable
Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
Exercise	Number	Contractual	Exercise	Number of	Exercise
Prices	Outstanding	Life (Years)	Price	Exercisable	Price
$84.00	2,500	1.58	$84.00	2,500	$84.00

INVESTVIEW, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2015

Transactions involving stock options issued to consultants and non-employees are summarized as follows:

Weighted
Average
	Number of	Price
	Shares	Per Share
Options outstanding at March 31, 2014	2,500	$56.00
Granted	-
Exercised	-	-
Expired	-
Options outstanding at March 31, 2015	2,500	84.00
Granted	-	-
Exercised	-	-
Expired	-	-
Options outstanding at June 30, 2015	2,500	$84.00

Warrants

The following table summarizes the changes in warrants outstanding and the related prices for the shares of the Company’s common stock issued to shareholders at June 30, 2015:

	Warrants Outstanding			Warrants Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
Exercise	Number	Contractual	Exercise	Number	Exercise
Price	Outstanding	Life (Years)	Price	Exercisable	Price
$1.50	6,253,958	3.96	$1.50	6,253,958	$1.50
2.50	12,000	3.05	2.50	12,000	2.50
6.00	32,813	2.75	6.00	32,813	6.00
Total	6,298,771	3.95	$1.53	6,298,771	$1.53

Transactions involving the Company’s warrant issuance are summarized as follows:

		Average
	Number of	Price
	Shares	Per Share
Warrants outstanding at March 31, 2014	1,450,273	$3.28
Granted	5,158,958	1.50
Canceled	(287,500)	(1.50)
Expired	(22,960)	(5.09)
Warrants outstanding at March 31, 2015	6,298,771	1.53
Granted	-	-
Canceled	-	-
Expired	-	-
Warrants outstanding at June 30, 2015	6,298,771	$1.53

INVESTVIEW, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2015

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

The assets and liabilities of the discontinued operations as of June 30, 2015 and March 31, 2015 were as follows:

Assets:

	June 30, 2015	March 31, 2015
Cash	$-	$-
Accounts receivable	-	-
Total current assets of discontinued operations	$-	$-

Liabilities:
Accounts payable	$120,266	$120,266
Total current liabilities of discontinued operations	$120,266	$120,266

The Results of Operations for the three months ended June 30, 2015 and 2014 are as follows:

	June 30, 2015	June 30, 2014
Operating costs:
Selling, general and administrative	$-	$500
Loss on disposal of assets	-	-
Total operating costs	-	500
	-
Net income (loss) before income tax benefit	-	(500)
Income tax (benefit)	-	-
Net Loss	$-	$(500)

INVESTVIEW, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2015

Accounts payable are primarily comprised of vendor payable for Instilend facilities.

12. NON CONTROLLING INTEREST

In August 2014, the Company formed Vickrey Brown Investments, LLC, a limited liability company under the laws of California with 51% membership interests specializing in investment strategies which combine quantitative strategies, forensic accounting and volatility controls.

A reconciliation of the non-controlling loss attributable to the Company:

Net loss attributable to non-controlling interest for the three month period ended June 30, 2015:

Vickrey Brown Investments
Net allocable loss	$32,790
Average Non-controlling interest percentage	49%
Net loss attributable to the non-controlling interest	$16,067

The following table summarizes the changes in non-controlling Interest from date of formation to June 30, 2015:

Vickrey Brown Investments
Balance, date of formation	$–
Transfer (to) from the non-controlling interest as a result of change in ownership	1,000
Net loss attributable to the non-controlling interest	(57,165)
Balance, March 31, 2015	(56,165)
Net loss attributable to the non-controlling interest	(16,067)
Balance, June 30, 2015	$(72,232)

13. SUBSEQUENT EVENTS

On July 10, 2015 the company issued 36,864 shares of common stock in payment for marketing services including lead generation for its marketing campaigns.

On August 13, 2015, the Company was notified that one of the note holders described in Note 8 did not agree to previous debt modification and has demanded payment of the original note plus accrued interest. As such, the Company reclassified the disputed note and related interest as current liabilities. The Company is currently reviewing the matter with legal counsel.

On August 13, 2015, the Company received a notice of payment due related to the Evenflow Settlement.The Company is currently reconciling an agreed upon Quarterly Payment amount based upon the terms of the Settlement Agreement described in Note 5.

Item 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward-Looking Statements

This Quarterly Report Form 10-Q, including this discussion and analysis by management, contains or incorporates forward-looking statements. All statements other than statements of historical fact made in this report are forward looking. In particular, the statements herein regarding industry prospects and future results of operations or financial position are forward-looking statements. These forward-looking statements can be identified by the use of words such as “believes,” “estimates,” “could,” “possibly,” “probably,” “anticipates,” “projects,” “expects,” “may,” “will,” or “should” or other variations or similar words. No assurances can be given that the future results anticipated by the forward-looking statements will be achieved. Forward-looking statements reflect management’s current expectations and are inherently uncertain. Our actual results may differ significantly from management’s expectations. For factors that may cause actual results to differ from management’s expectations, reference should be made to the Company’s Form 10-K for the year ended March 31, 2015 filed with the Securities and Exchange Commission and our other periodic filings with the Securities and Exchange Commission.

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

Results of Operations

Three months ended June 30, 2015 compared to three months ended June 30, 2014:

Revenues:

	Three Months Ended		Three Months Ended
	June 30, 2015		June 30, 2014		Variance
Subscription revenues	$125,448	100%	$170,453	100%	$(45,005)	(26)%

We realized a decrease in our recognized revenues of 26% for the three months ended June 30, 2015 from the prior year period due in part to a number of subscribers who elected to pay for annual subscriptions which decreased the revenue that could be recognized in the quarter and in turn was reduced deferred revenue. We proactively introduced both new products and a new marketing strategy to improve the lifetime value of our accounts. We are now emphasizing our online based business model which provides subscription based services including trading ideas, tools and education through live and recorded webinars and is marketed through a number of online media channels. Our trading and education tools are located at www.investview.com whereas our 7 minute products have their own websites:www.7minute trader.com, 7minuteoptions.com, 7minutestocks.com and 7minuteinvestor.com.

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

Operating Costs and Expenses:

A summary of significant operating costs and expenses for the three months ended June 30, 2015 and the three months ended June 30, 2014 follows:

	Three Months		Three Months
	Ended		Ended
	June 30, 2015		June 30, 2014		Variance
Costs of sales and services	$18,427	3%	$16,128	2%	$2,299	14%
Selling, general and administrative	717,824	97%	910,387	98%	(192,563)	21%
Total	$736,251	100%	$926,515	100%	$(190,264)	21%

As a percentage of revenues, the operating margin decreased to 85% in the current quarter from 91% in the same quarter last year due to the decrease in revenues relative to the similar level of operating costs and expenses.

During the three months ended June 30, 2015, our cost of sales and service increased to $18,427 as compared to $16,128 during the three months ended June 30, 2014, primarily from the increase in data feed costs of approximately 90%.

Our selling, general and administrative expenses decreased from $910,387 for the three months ended June 30, 2014 to $717,824 in current 2015 period or $192,563 (21%). Last year, the Company incurred approximately $277,000 in stock based compensation expense as compared to $60,000 for the current period.

Other:

A summary of significant other income (expenses) for the three months ended June 30, 2015 and the three months ended June 30, 2014 follows:

Three Months	Three Months
Ended	Ended
June 30, 2015	June 30, 2014	Variance
Interest	$(35,998)	(100)%	$(393,918)	(9)%	$357,920	91%
Gain on change in fair value of warrant and derivatives	-	-%	324	-%	(324)	100%
Loss on settlement of debt	-%	(4,023,202)	(91)%	4,023,202	100%
Total	$(35,998)	(100)%	$(4,416,796)	(100)%	$4,380,798	99%

Interest expense decreased from $393,918 to $35,998, a $357,920 or 91% decrease.  The decrease primarily due to the reduction of debt discount amortization due to significant recapitalization of the Company.

During the three months ended June 30, 2014, we offered inducements to $2,300,000 of our convertible notes, some of which was maturing in the current quarter to convert or to exchange for new convertible note. As an inducement to convert, we offered conversion terms of $1.00 a share as compared to the contractual $4.00 a share. In addition, we offered to exchange an aggregate of 287,500 previously issued warrants issued in connection with the convertible notes with an exercise price of $6.00 with 3,024,158 warrants exercisable at $1.50. Of the $2,300,000 convertible notes, $1,200,000 chose to exchange for a new three year convertible note. As such, we offered an inducement of 10% of the proceeds due on the old convertible debt including interest as an addition to the face of the new convertible debt. As a result, we incurred an aggregate loss on settlement of $4,023,202 during the three months ended June 30, 2014.

Non-controlling interest:

During the year ended March 31, 2015, the Company organized a majority owned subsidiary, Vickrey Brown Investments. The proportionate share of the subsidiary losses not attributable to the non-controlling interest was $16,067 and $-0- for the three months ended June 30, 2015 and 2014, respectively.

Cash Used in Operating Activities:

During the three months ended June 30, 2015, our rate of usage of cash on a monthly basis from operations to approximately $179,872 as compared to approximately $115,749 in the same period last year.

Liquidity and Capital Resources

During the three months ended June 30, 2015, the Company incurred a loss from operations of $646,801. However, only $539,615 was cash related. This negative cash flow was funded by existing cash. As a result, our cash and cash equivalents decreased by $564,615 to $241,122 from the beginning of the fiscal year of $805,737.

The Company's current liabilities exceeded its current assets (working capital deficit) by $1,930,119 as of June 30, 2015 as compared to $1,204,965 at March 31, 2015. The increase in the working capital deficit is primarily due to the decrease in our cash balance.

Auditor’s Opinion Expresses Doubt About the Company’s Ability to Continue as a “Going Concern”

The independent auditor’s report on our March 31, 2015 consolidated financial statements states that the Company's historical losses and accumulated deficiency raise substantial doubts about the Company's ability to continue as a going concern, due to the losses incurred and deficiency. If we are unable to develop our business, we will have to reduce, discontinue operations or cease to exist, which would be detrimental to the value of the Company's common stock. We can make no assurances that our business operations will develop and provide us with significant cash to continue operations.

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

For the periods ended June 30, 2015 and 2014, the Company did not grant stock options to employees.

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

Changes in Internal Controls

Other than mentioned above, there were no changes in our internal controls over financial reporting during the fiscal quarter ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The Company may be subject to other legal proceedings and claims which arise in the ordinary course of its business. Although occasional adverse decisions or settlements may occur, the Company believes that the final disposition of such matters should not have a material adverse effect on its financial position, results of operations or liquidity. The Company had no other pending legal proceedings or claims other than described above as of June 30, 2015.

None of our directors, officers, or affiliates is involved in a proceeding adverse to our business or has a material interest adverse to our business.

ITEM 1A – RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and, as such, are not required to provide the information under this item. The material risk factors faced by our company are set forth on our Form 10-K Annual Report for the year ended March 31, 2015.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 – MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5 – OTHER INFORMATION

None

ITEM 6 – EXHIBITS

Number	Description

3.1	Articles of Incorporation (incorporated by reference to Exhibit 3 to the Company’s 10SB12G filed on August 12, 1999)

3.2	Certificate of Amendment to Registrant’s Articles of Incorporation (incorporated by reference to Exhibit 3 to the Company’s 10SB12G filed on August 12, 1999)

3.3	By-Laws (incorporated by reference to Exhibit 3 to the Company’s 10SB12G filed on August 12, 1999)

3.4	Amendment to Articles of Incorporation or by-laws (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed on February 15, 2007)

3.5	Certificate of Change filed pursuant to NRS 78.209 (incorporated by reference to Exhibit 4.4 to the Company’s Form 8-K filed on April 6, 2012)

3.6	Articles of Merger filed pursuant to NRS 92.A.200 (incorporated by reference to Exhibit 4.4 to the Company’s Form 8-K filed on April 6, 2012)

3.7	Certificate of Amendment to the Articles of Incorporation dated October 16, 2014 (16)

4.1	Form of Exchange Agreement, dated September 30, 2010 (1)

4.2	Exchange Agreement by and between Global Investor Services, Inc. and Allied Global Ventures LLC, dated September 30, 2010 (2)

4.3	Form of Subscription Agreement dated July 7, 2011 (3)

4.4	Form of 8% Secured Convertible Note dated July 7, 2011 (3)

4.5	Form of Common Stock Purchase Warrant dated July 7, 2011 (3)

4.6	Form of Security Agreement dated July 7, 2011 (3)

4.7	Form of Agreement entered with Marketing Investors (4)

4.8	Form of Subscription Agreement - August 2012 (8)

4.9	Form of 8% Secured Convertible Note - August 2012 (8)

4.10	Form of Common Stock Purchase Warrant - August 2012 (8)

4.11	Form of Security Agreement - August 2012 (8)

4.12	Form of 5% Convertible Promissory Note issued in October 2012 to former shareholders of Instilend Technologies Inc. (10)

4.13	2012 Incentive stock Plan (9)

4.14	10% Secured Promissory Note issued by Fortified Management Group, LLC to Instilend Technologies Inc. (11)

4.15	Securities Purchase Agreement entered by and between Investview Inc. and Allied Global Ventures LLC (12)

4.16	Form of Common Stock Purchase Warrant issued to Allied Global Ventures LLC (12)

4.17	Form of Securities Purchase Agreement (13)

4.18	Form of Common Stock Purchase Warrant (13)

4.19	Form of Warrant (14)

4.20	Securities Purchase Agreement – September 30, 2014 (17)

4.21	Form of Common Stock Purchase Warrant – September 30, 2014 (17)

4.22	2014 Incentive stock Plan (20)

10.1	Employment Agreement by and between Global Investor Services Inc. and Dr. Joseph J. Louro dated June 7, 2011 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on June 29, 2011).

10.2	Letter Agreement by and between Global Investor Services Inc. and Dr. Joseph J. Louro dated June 29, 2011 (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on June 29, 2011

10.3	Agreement by and between Global Investor Services Inc., Wealth Engineering LLC, Wealth Engineering and Development Incorporated, Annette Raynor and Mario Romano dated July 12, 2011 (5)

10.4	Exchange Agreement, dated September 29, 2011, by and between Global Investor Services, Inc. and Allied Global Ventures, LLC. (6)

10.5	Exchange Agreement, dated September 29, 2011, by and between Global Investor Services, Inc. and Allied Global Ventures, LLC.(6)

10.6	Employment Agreement by and between Investview, Inc. and John “Randy” MacDonald dated May 15, 2012 (7)

10.7	Employment Agreement by and between Investview, Inc. and David M. Kelley dated August 16, 2012 (8)

10.8	Share Exchange Agreement between Investview Inc., Todd Tabacco, Derek Tabacco, Rich L’Insalata and Instilend Technologies Inc. (8)

10.9	Asset Purchase Agreement by and between Investview, Inc., Instilend Technologies Inc. and Fortified Management Group, LLC dated May 2, 2013 (11)

10.10	Assignment and Assumption Agreement by and between Investview, Inc., Fortified Management Group, LLC, Richard L’Insalata, Todd Tabacco and Derek Tabacco dated May 2, 2013 (11)

10.11	Agreement and Release by and between Investview, Inc., Instilend Technologies Inc., Fortified Management Group LLC and Todd Tabacco dated May 2, 2013 (11)

10.12	Agreement and Release by and between Investview, Inc., Instilend Technologies Inc., Fortified Management Group LLC and Derek Tabacco dated May 2, 2013 (11)

10.13	Agreement and Release by and between Investview, Inc., Instilend Technologies Inc., Fortified Management Group LLC and Richard L’Insalata dated May 2, 2013 (11)

10.14	Form of Exchange Agreement (14)

10.15	Agreement by and between Investview, Inc. and David M. Kelley dated July 14, 2014 (15)

10.16	Stipulation of Settlement Agreement with Evenflow Funding, LLC (16)

10.17	Purchase Agreement by and between Investview, Inc. and CertusHoldings, Inc. (18)

10.18	Asset Purchase Agreement by and between GGI Inc. and Gate Global Impact Inc. dated December 17, 2014 (19)

31.1	Certification of Principal Executive Officer pursuant to 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Principal Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Schema

101.CAL	XBRL Taxonomy Calculation Linkbase

101.DEF	XBRL Taxonomy Definition Linkbase

101.LAB	XBRL Taxonomy Label Linkbase

101.PRE	XBRL Taxonomy Presentation Linkbase

(1)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on October 12, 2010

(2)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on October 25, 2010

(3)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on July 13, 2011

(4)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on August 30, 2011

(5)	Incorporated by reference to the Form 10-K Annual Report filed with the Securities and Exchange Commission on July 14, 2011

(6)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on October 11, 2011

(7)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on May 21, 2012

(8)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on August 20, 2012

(9)	Incorporated by reference to Exhibit 4.1 to the Company’s Form S-8 filed on July 25, 2012

(10)	Incorporated by reference to the Company’s Form 10-Q filed on February 14, 2013

(11)	Incorporated by reference to the Company’s Form 8-K filed on May 8, 2013

(12)	Incorporated by reference to the Form 8-K Current Report filed on October 8, 2013

(13)	Incorporated by reference to the Form 8-K Current Report filed on June 11, 2014

(14)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on July 10, 2014

(15)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on July 17, 2014.

(16)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on October 16, 2014.

(17)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on October 7, 2014.

(18)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on December 4, 2014.

(19)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on December 29, 2014.

(20)	Incorporated by reference to Exhibit 4.1 to the Company’s Form S-8 filed on December 17, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INVESTVIEW, INC

Dated: August 19, 2015	By:	/s/ Dr. Joseph J. Louro
Dr. Joseph J. Louro
Chief Executive Officer
(Principal Executive Officer)

Dated: August 19, 2015	By:	/s/ William C. Kosoff
William C. Kosoff
Chief Financial Officer
(Principal Financial Officer and Accounting Officer)

