Form 10-Q
period 2015-09-30
Investview, Inc.
filed 2015-11-20
CIK 862651

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

As of November 20, 2015, there were 14,616,911 shares of common stock, (of which 1,300 shares are in treasury), par value $.001 per share, outstanding.

 INVESTVIEW, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	March 31,
	2015	2015
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$52,922	$805,737
Accounts receivable	19,780	57,076
Deferred costs	2,033	2,677
Prepaid expenses	63,227	121,288
Other current assets	1,050	1,664
Total current assets	139,012	988,442

Other assets:
Deposits	-	105,000
Total other assets	-	105,000

Total assets	$139,012	$1,093,442

LIABILITIES AND DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	$1,108,168	$1,025,307
Deferred revenue	25,061	41,585
Due to related party	445,070	392,800
Settlement payable	344,392	373,449
Notes payable, current portion	33,333	120,000
Notes payable, current portion-related party	95,000	120,000
Convertible notes payable, current portion	114,657	-
Current liabilities of discontinued operations	120,266	120,266
Derivative liability, short term portion	432,391	-
Total current liabilities	2,718,338	2,193,407

Long term debt:
Notes payable, long term portion	121,343	-
Convertible notes payable, long term portion	1,340,220	1,425,055
Convertible notes payable, long term portion-related party	284,721	274,341
Derivative liability, long term portion	234,751	-
Total long term debt	1,981,035	1,699,396

Total liabilities	4,699,373	3,892,803

DEFICIT
Preferred stock, par value: $0.001; 10,000,000 shares authorized, None issued and outstanding as of September 30, 2015 and March 31, 2015	-	-
Common stock, par value $0.001; 60,000,000 and 15,000,000 shares authorized; 14,616,911 and 14,535,076 issued and 14,615,611 and 14,533,776 outstanding as of September 30, 2015 and March 31, 2015, respectively	14,617	14,535
Additional paid in capital	96,076,369	96,018,216
Common stock subscriptions (receivable)	(250,000)	(250,000)
Treasury stock, 1,300 shares	(8,589)	(8,589)
Accumulated deficit	(100,318,549)	(98,517,358)
Deficit attributable to Investview, Inc.	(4,486,152)	(2,743,196)
Non-controlling interest	(74,209)	(56,165)
Total deficit	(4,560,361)	(2,799,361)

Total liabilities and deficit	$139,012	$1,093,442

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

INVESTVIEW, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three months ended September 30,		Six months ended September 30,
	2015	2014	2015	2014
Revenue, net:	$105,309	$98,383	$230,757	$268,836

Operating costs and expenses:
Cost of sales and service	20,300	22,718	38,727	38,846
Selling, general and administrative	692,993	989,032	1,410,817	1,899,419
Total operating costs and expenses	713,293	1,011,750	1,449,544	1,938,265

Net loss from operations	(607,984)	(913,367)	(1,218,787)	(1,669,429)

Other income (expense):
(Loss) gain on change in fair value of warrant and derivative liabilities	(265,332)	-	(265,332)	324
Loss on settlement of debt	-	(4,500)	-	(4,027,702)
Interest, net	(299,118)	(57,030)	(335,116)	(450,948)
Total other income (expense)	(564,450)	(61,530)	(600,448)	(4,478,326)

Loss from continuing operations before income taxes	(1,172,434)	(974,897)	(1,819,235)	(6,147,755)

Income taxes expense	-	-	-	-

Loss from continuing operations	(1,172,434)	(974,897)	(1,819,235)	(6,147,755)

Income from discontinued operations	-	-	-	(500)

Net loss	(1,172,434)	(974,897)	(1,819,235)	(6,148,255)

Non-controlling interest	1,977	11,766	18,044	11,766

NET LOSS ATTRIBUTABLE TO INVESTVIEW, INC.	$(1,170,457)	$(963,131)	$(1,801,191)	$(6,136,489)

Loss per common share, basic and diluted;
Continuing operations	$(0.08)	$(0.09)	$(0.12)	$(0.67)
Discontinued operations	-	-	-	(0.00)
Total	$(0.08)	$(0.09)	$(0.12)	$(0.67)

Weighted average number of common shares outstanding-basic and diluted	14,600,951	10,895,712	14,574,887	9,232,502

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

INVESTVIEW INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Six months ended September 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss from continuing operations	$(1,819,235)	$(6,147,755)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount relating to convertible notes payable	15,029	330,763
Stock based compensation	58,235	472,915
Non-cash interest	261,810	-
Change in fair value of warrant and derivative liabilities	265,332	(324)
Loss on settlement of debt	-	4,027,702
Amortization of deferred compensation	68,061	87,773
Changes in operating assets and liabilities:
Accounts receivable	37,296	15,000
Deferred costs	644	2,553
Prepaid and other assets	95,614	50
Accounts payable and accrued liabilities	113,653	152,542
Due to related parties	52,270	388,770
Deferred revenue	(16,524)	1,317
Net cash used in continuing operating activities:	(867,815)	(668,694)
Net cash used in discontinued operating activities:	-	(500)
Net cash used in operating activities	(867,815)	(669,194)

CASH FLOWS FROM INVESTING ACTIVITIES:	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of note payable, related party	(25,000)	-
Repayments of common stock subscriptions	-	(50,000)
Equity contribution by non-controlling interest	-	1,000
Proceeds from notes payable, related party	-	120,000
Proceeds from notes payable	140,000	-
Proceeds from sale of common stock	-	1,530,000
Net proceeds provided by financing activities	115,000	1,601,000

Net (decrease) increase in cash and cash equivalents	(752,815)	931,806
Cash and cash equivalents-beginning of period	805,737	195,783
Cash and cash equivalents-end of period	$52,922	$1,127,589

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$-	$-
Income taxes	$-	$-
Non-cash financing activities:
Common stock issued in settlement of notes payable and accrued interest	$-	$1,300,845
Common stock issued in settlement of accrued officer salaries	$-	$1,732,089
Common stock issued for future services	$-	$330,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

INVESTVIEW, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2015

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

Interim Financial Statements

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations (Regulation S-X) of the Securities and Exchange Commission (the “SEC”) and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the three and six months ended September 30, 2015 are not necessarily indicative of the operating results that may be expected for the year ended March 31, 2016. These unaudited condensed consolidated financial statements should be read in conjunction with the March 31, 2015 consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K.

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

SEPTEMBER 30, 2015

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

Fair Value of Financial Instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of September 30, 2015 and March 31, 2015. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, notes payable, convertible notes payable, derivative liabilities and accounts payable. Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

Reliance on Key Personnel and Consultants

The Company is heavily dependent on the continued active participation of these current executive officers, employees and key consultants. The loss of any of the senior management or key consultants could significantly and negatively impact the business until adequate replacements can be identified and put in place.

INVESTVIEW, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2015

Derivative Liability

The Company accounts for derivatives in accordance with ASC 815, which establishes accounting and reporting standards for derivative instruments and hedging activities, including certain derivative instruments embedded in other financial instruments or contracts and requires recognition of all derivatives on the balance sheet at fair value, regardless of hedging relationship designation. Accounting for changes in fair value of the derivative instruments depends on whether the derivatives qualify as hedge relationships and the types of relationships designated are based on the exposures hedged. At September 30, 2015 and March 31, 2015, the Company did not have any derivative instruments that were designated as hedges. See Note 9 for discussion of the Company’s derivative liabilities.

Net Loss per Share

The Company follows Accounting Standards Codification subtopic 260-10, Earnings Per Share (“ASC 260-10”) specifying the computation, presentation and disclosure requirements of earnings per share information. Basic loss per share has been calculated based upon the weighted average number of common shares outstanding. Convertible debt, stock options and warrants have been excluded as common stock equivalents in the diluted loss per share on the computation for the three and six months ended September 30, 2015 and 2014 because their effect is anti-dilutive. Fully diluted shares outstanding were 18,431,298 and 18,405,235 for the three and six months ended September 30, 2015 and 12,564,458 and 10,901,248 for the three and six month periods ended September 30, 2014, respectively.

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

For the three and six months ended September 30, 2015 and 2014, the Company did not grant stock options to employees.

In addition, the Company issued restricted stock units ("RSU") to employees during the year ended March 31, 2014. The fair value of the vesting RSUs of $-0- and $307,000 was recorded as a current period charge to earnings during the six months ended September 30, 2015 and 2014, respectively.

Prepaid expenses

Prepaid expenses include the fair value of the Company’s common stock issued for future services of $63,227 to consultants and is amortized ratably over the future service life. For the three and six months ended September 30, 2015, the Company recorded as charge to operations $34,216 and $68,061, respectively. For the three and six months ended September 30, 2014, the Company recorded as charge to operations $87,773 and $145,164, respectively.

INVESTVIEW, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2015

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

2. GOING CONCERN MATTERS

The Company’s unaudited condensed consolidated financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred significant recurring losses which have resulted in an accumulated deficit of $100,318,549, net loss of $1,819,235 and net cash used in operations of $867,815 for the six months ended September 30, 2015 which raises substantial doubt about the Company’s ability to continue as a going concern.

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

3. PROPERTY AND EQUIPMENT

Property and equipment as of September 30, 2015 and March 31, 2015 is summarized as follows:

	September 30, 2015	March 31, 2015
Software	$2,920,000	$2,920,000
Computer equipment	4,211	4,211
Office equipment	23,568	23,568
	2,947,779	2,947,779
Less accumulated depreciation	(2,947,779)	(2,947,779
	$-0-	$-0-

INVESTVIEW, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2015

Property and equipment are stated at cost and depreciated using the straight-line method over their estimated useful lives of 3 to 5 years. When retired or otherwise disposed, the related carrying value and accumulated depreciation are removed from the respective accounts and the net difference less any amount realized from disposition, is reflected in earnings.

Depreciation expense charged to operations amounted to approximately $-0- for the three and six months ended September 30, 2015 and 2014.

4. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities consisted of the following at September 30, 2015 and March 31, 2015:

	September 30, 2015	March 31, 2015
Accounts payable	$432,866	$360,142
Accrued interest payable, short term	48,105	49,723
Accrued payroll and related taxes	627,197	615,442
	$1,108,168	$1,025,307

As of September 30, 2015 and March 31, 2015, accrued payroll taxes included the effects of an estimated payroll tax liability for stock based compensation issued to an officer.

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

As of September 30, 2015, the Company reclassified the promissory note and accrued interest to settlement payable. No material gain or loss was recorded in connection with the settlement. The unpaid balance as of September 30, 2015 and March 31, 2015 was $344,392 and $373,449, respectively.

6. NOTE PAYABLE

On September 30, 2010, the Company issued an aggregate of $120,000 in unsecured promissory notes due five years from issuance at 8% per annum payable at maturity in exchange for the cancellation of 15,000 previously issued warrants.  The fair value of the exchanged warrants, approximately equaled the fair value of the issued notes at the date of the exchange. In September 2015, the Company extended one note for $33,333 till December 31, 2015 and four, in aggregate of $86,667 till December 31, 2016.

Summary of outstanding notes payable as of September 30, 2015 and March 31, 2015 are as follows:

INVESTVIEW, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2015

	September 30, 2015	March 31, 2015
Notes payable, due September 2015	$-	$120,000
Note payable, due December 31, 2015	33,333	-
Notes payable, due December 31, 2016	86,667	-
Long term accrued interest	34,676	-
Total	154,676	120,000
Less: Short term portion	(33,333)	(120,000)
Long term portion	$121,343	$-

7. NOTE PAYABLE, RELATED PARTY

On August 1, 2014, the Company issued a Secured Promissory Note (Note) payable to a board member and significant shareholder for $120,000 bearing interest at 5% per annum payable at such time as any payment of principal of the Note is made.

The Note is payable the earlier of (i) July 31, 2015 or (ii) receipt of proceeds from operations from Vickrey Brown Investments, LLC, a majority owned subsidiary of the Company. The note is currently in default.

The note is secured by: (i) 240,000 shares of common stock of the Company, $.001 par value per share, to be placed in escrow, and (ii) the Company’s right, title and interest in Vickrey Brown Investments, LLC.

During the six months ended September 30, 2015, the Company made payments in aggregate of $25,000 towards the principal of the note. As of September 30, 2015 and March 31, 2015, the remaining balance of the note was $95,000 and $120,000, respectively.

8. CONVERTIBLE NOTES

Summary of outstanding convertible notes payable as of September 30, 2015 and March 31, 2015 are as follows:

	September 30, 2015	March 31, 2015
Convertible Promissory notes due June 30, 2017	$1,476,660	$1,603,121
Convertible Promissory note, due August 17, 2015, in default	100,000
Convertible note payable, due May 31, 2016, net of unamortized debt discount of $99,343	14,657	-
Convertible note payable, due September 25, 2017, net of unamortized debt discount of $32,628	372	-
Long term accrued interest	147,909	96,275
Total	1,739,598	1,699,396
Less: Short term portion	(114,657)	( -)
Less: Long term, related party	(284,721)	(274,341)
Long term convertible notes	$1,340,220	$1,425,055

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

SEPTEMBER 30, 2015

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

During the six months ended September 30, 2015, one note for $100,00 previously settled as described above was disputed. Therefore, the original note, currently in default, was restored as originally recorded and related warrants exchanged were cancelled.

Vis Vires Group, Inc.

On August 27, 2015, the Company entered into Securities Purchase Agreements with Vis Vires Group, Inc for the sale of 8% convertible notes in the aggregate principal amount of $114,000 (the “Notes”). The total net proceeds the Company received from these offerings was $110,000, net of fees of $4,000.

The Notes bear interest at the rate of 8% per annum and is due May 31, 2016. The Note is convertible into common stock, at Vis Vires Group, Inc.’s option, at a 65% discount to the average of the three lowest closing bid prices of the common stock during the 10 trading day period prior to conversion.

JMJ Financial

On September 25, 2015, the Company entered into a Securities Purchase Agreement with JMJ Financial, for the sale of a 12% convertible note in the aggregate principal amount of $150,000 (the “Note”). The financing closed on a $33,000 tranche on September 25, 2015. The total net proceeds the Company received from this Offering was $30,000, net of fees and original interest discount (“OID”) of $3,000.

The Note bears interest at the rate of 12% per annum after three months. All interest and principal must be repaid on September 25, 2017. The Note is convertible into common stock, at JMJ Financial’ s option, at a 60% discount to the lowest trading price of the common stock during the 25 trading day period prior to conversion.

Summary:

The Company has identified the embedded derivatives related to the above described 2015 Notes. These embedded derivatives included certain conversion features and reset provisions. The accounting treatment of derivative financial instruments requires that the Company record fair value of the derivatives as of the inception date of the Notes and to fair value as of each subsequent reporting date.

At the inception of the 2015 Notes, the Company determined the aggregate fair value of $401,810 of embedded derivatives. The fair value of the embedded derivatives was determined using the Binomial Option Pricing Model based on the following assumptions: (1) dividend yield of 0%; (2) expected volatility of 225.82% to 328.49%, (3) weighted average risk-free interest rate of 0.36 % to 0.70%, (4) expected life of 0.76 to 2.00 years, and (5) estimated fair value of the Company’s common stock of $0.30 to $0.31 per share.

The determined fair value of the debt derivatives of $401,810 was charged as a debt discount up to the net proceeds of the notes with the remainder of $261,810 charged to current period operations as non-cash interest expense.

INVESTVIEW, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2015

At September 30, 2015, the Company marked to market the fair value of the debt derivatives and determined a fair value of $667,142. The Company recorded a loss from change in fair value of debt derivatives of $265,332 for the three and six months ended September 30, 2015. The fair value of the embedded derivatives was determined using Binomial Option Pricing Model based on the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 357.87%, (3) weighted average risk-free interest rate of 0.08% to 0.64%, (4) expected life of 0.67 to 1.99 years, and (5) estimated fair value of the Company’s common stock of $0.30 per share.

The charge of the amortization of debt discounts and costs for the three and six months ended September 30, 2015 was $15,029 which was accounted for as interest expense.

9. DERIVATIVE LIABILITIES

As described in Note 8 and 14, the Company issued convertible notes that contain conversion features and reset provision. The accounting treatment of derivative financial instruments requires that the Company record fair value of the derivatives as of the inception date and to fair value as of each subsequent reporting date.

10. CAPITAL STOCK

Common Stock

In May 2015, the Company issued 25,000 shares of its common stock for legal services valued at $26,250.

In July 2015, the Company issued an aggregate of 36,835 shares of common stock for consulting services valued at $25,785.

In August 2015, the Company issued 20,000 shares of its common stock for consulting services valued at $6,200.

11. STOCK OPTIONS AND WARRANTS

Employee Stock Options

The following table summarizes the changes in employee stock options outstanding and the related prices for the shares of the Company’s common stock issued to employees of the Company under two employee stock option plans.

The nonqualified plan adopted in 2007 is for 65,000 shares of which 47,500 have been granted as of September 30, 2015. The qualified plan adopted in October of 2008 authorizing 125,000 shares was approved by a majority of the Shareholders on September 16, 2009. To date 42,500 shares have been granted under the 2008 plan as of September 30, 2015.

The following table summarizes the changes in options outstanding and the related prices for the shares of the Company’s common stock issued to employees of the Company at September 30, 2015:

	Options Outstanding			Options Exercisable
			Weighted		Weighted
		Weighted	Average		Average
		Average	Exercise		Exercise
Range of	Number of	Remaining	Price of	Number of	Price of
Exercise	Shares	Contractual	Outstanding	Shares	Exercisable
Prices	Outstanding	Life (Years)	Options	Exercisable	Options
$10.00	35,000	4.01	$10.00	35,000	$10.00
12.00	2,500	1.36	12.00	2,500	12.00
	37,500	4.08	$10.20	37,500	$10.20

INVESTVIEW, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2015

Transactions involving stock options issued to employees are summarized as follows:

Weighted
Average
	Number of	Exercise
	Shares	Price
Options outstanding at March 31, 2014	37,500	$10.20
Granted	-	-
Exercised	-	-
Canceled	-	-
Options outstanding at March 31, 2015	37,500	10.20
Granted	-	-
Exercised	-	-
Canceled	-	-
Options outstanding at September 30, 2015	37,500	$10.20

Stock-based compensation expense in connection with options granted to employees for the three and six months ended September 30, 2015 and 2014 was $-0-.

Non-Employee Stock Options

The following table summarizes the changes in options outstanding and the related prices for the shares of the Company’s common stock issued to consultants and non-employees of the Company at September 30, 2015:

	Options Outstanding			Options Exercisable
Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
Exercise	Number	Contractual	Exercise	Number of	Exercise
Prices	Outstanding	Life (Years)	Price	Exercisable	Price
$84.00	2,500	1.33	$84.00	2,500	$84.00

Transactions involving stock options issued to consultants and non-employees are summarized as follows:

Weighted
Average
	Number of	Price
	Shares	Per Share
Options outstanding at March 31, 2014	2,500	$84.00
Granted	-
Exercised	-	-
Expired	-
Options outstanding at March 31, 2015	2,500	84.00
Granted	-	-
Exercised	-	-
Expired	-	-
Options outstanding at September 30, 2015	2,500	$84.00

Warrants

The following table summarizes the changes in warrants outstanding and the related prices for the shares of the Company’s common stock issued to shareholders at September 30, 2015:

INVESTVIEW, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2015

	Warrants Outstanding			Warrants Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
Exercise	Number	Contractual	Exercise	Number	Exercise
Price	Outstanding	Life (Years)	Price	Exercisable	Price
$1.50	6,127,497	3.71	$1.50	6,227,497	$1.50
2.50	12,000	2.80	2.50	12,000	2.50
6.00	45,313	2.33	6.00	45,313	6.00
Total	6,184,810	3.69	$1.53	6,184,810	$1.53

Transactions involving the Company’s warrant issuance are summarized as follows:

		Average
	Number of	Price
	Shares	Per Share
Warrants outstanding at March 31, 2014	1,450,273	$3.28
Granted	5,158,958	1.50
Canceled	(287,500)	(1.50)
Expired	(22,960)	(5.09)
Warrants outstanding at March 31, 2015	6,298,771	1.53
Granted / restated	12,500	6.00
Canceled	(126,461)	1.50
Expired	-	-
Warrants outstanding at September 30, 2015	6,184,810	$1.53

As described in Note 8 above, warrants exchanged in connection with debt modification entered into in 2014 was rescinded with originally issued warrants reinstated and exchanged warrants canceled.

12. SALE OF INSTILEND TECHNOLOGIES, INC. AND DISCOUNTED OPERATIONS

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

SEPTEMBER 30, 2015

As a result of the sale of the operating assets relating to the stock loan business, management of the Company, as of the Closing Date, elected to impair the remaining assets in the business including the goodwill, customer list and covenants to not compete. The impaired assets were initially recorded as a result of the acquisition of Instilend.

The assets and liabilities of the discontinued operations as of September 30, 2015 and March 31, 2015 were as follows:

Assets:

	September 30, 2015	March 31, 2015
Cash	$-	$-
Accounts receivable	-	-
Total current assets of discontinued operations	$-	$-

Liabilities:
Accounts payable	$120,266	$120,266
Total current liabilities of discontinued operations	$120,266	$120,266

The Results of Operations for the three months ended September 30, 2015 and 2014 are as follows:

	September 30, 2015	September 30, 2014
Operating costs:
Selling, general and administrative	$-	$-
Loss on disposal of assets	-	-
Total operating costs	-	-
-
Net income (loss) before income tax benefit	-	-
Income tax (benefit)	-	-
Net Loss	$-	$-

The Results of Operations for the six months ended September 30, 2015 and 2014 are as follows:

	September 30, 2015	September 30, 2014
Operating costs:
Selling, general and administrative	$-	$500
Loss on disposal of assets	-	-
Total operating costs	-	500
	-
Net income (loss) before income tax benefit	-	(500)
Income tax (benefit)	-	-
Net Loss	$-	$(500)

Accounts payable are primarily comprised of vendor payable for Instilend facilities.

13. NON CONTROLLING INTEREST

In August 2014, the Company formed Vickrey Brown Investments, LLC, a limited liability company under the laws of California with 51% membership interests specializing in investment strategies which combine quantitative strategies, forensic accounting and volatility controls.

INVESTVIEW, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2015

A reconciliation of the non-controlling loss attributable to the Company:

Net loss attributable to non-controlling interest for the three month period ended September 30, 2015:

Vickrey Brown Investments
Net allocable loss	$4,034
Average Non-controlling interest percentage	49%
Net loss attributable to the non-controlling interest	$1,977

Net loss attributable to non-controlling interest for the six month period ended September 30, 2015:

Vickrey Brown Investments
Net allocable loss	$36,824
Average Non-controlling interest percentage	49%
Net loss attributable to the non-controlling interest	$18,044

The following table summarizes the changes in non-controlling Interest from date of formation to September 30, 2015:

Vickrey Brown Investments
Balance, date of formation	$–
Transfer (to) from the non-controlling interest as a result of change in ownership	1,000
Net loss attributable to the non-controlling interest	(57,165)
Balance, March 31, 2015	(56,165)
Net loss attributable to the non-controlling interest	(18,044)
Balance, September 30, 2015	$(74,209)

14. FAIR VALUE MEASUREMENTS

ASC 825-10 defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities required or permitted to be recorded at fair value, the Company considers the principal or most advantageous market in which it would transact and considers assumptions that market participants would use when pricing the asset or liability, such as inherent risk, transfer restrictions, and risk of nonperformance. ASC 825-10 establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 825-10 establishes three levels of inputs that may be used to measure fair value:

●	Level 1: Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities;

●	Level 2: Quoted prices in markets that are not active, or inputs which are observable, either directly or indirectly, for substantially the full term of the asset or liability; or

●	Level 3: Prices or valuation techniques that require inputs that are both significant to the fair value measurement and are unobservable.

Items recorded or measured at fair value on a recurring basis in the accompanying unaudited condensed consolidated financial statements consisted of the following items as of September 30, 2015:

INVESTVIEW, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2015

	Level 1	Level 2	Level 3	Total
Long-term investments	$–	$–	$–	$–
Total	$–	$–	$–	$–
Derivative liabilities	$–	$–	$667,142	$667,142
Total	$–	$–	$667,142	$667,142

The table below sets forth a summary of changes in the fair value of the Company’s Level 3 financial liabilities (derivative liability) for the six months ended September 30, 2015.

Six months ended September 30, 2015:

Derivative Liabilities
Balance, April 1, 2015	$-

Transfers in upon initial fair value of derivative liabilities	401,810

Loss from change in fair value of derivative liabilities	265,332

Balance, September 30, 2015	$667,142

Total loss for the six month period included in earnings relating to the liabilities held at September 30, 2015	$265,332

Level 3 Liabilities were comprised of our bifurcated convertible debt features on our convertible notes (see Note 8).

15. SUBSEQUENT EVENTS

None

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

Results of Operations

Three months ended September 30, 2015 compared to three months ended September 30, 2014:

Revenues:

	Three Months Ended		Three Months Ended
	September 30, 2015		September 30, 2014		Variance
Subscription revenues	$105,309	100%	$98,383	100%	$6,926	7%

We realized an increase in our recognized revenues of 7% for the three months ended September 30, 2015 from the prior year period due in part to a number of subscribers who elected to pay for annual subscriptions which decreased the revenue that could be recognized in the quarter and in turn was reduced deferred revenue. We proactively introduced both new products and a new marketing strategy to improve the lifetime value of our accounts. We are now emphasizing our online based business model which provides subscription based services including trading ideas, tools and education through live and recorded webinars and is marketed through a number of online media channels. Our trading and education tools are located at www.investview.com whereas our 7 minute products have their own websites:www.7minute trader.com, 7minuteoptions.com, 7minutestocks.com and 7minuteinvestor.com.

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

Operating Costs and Expenses:

A summary of significant operating costs and expenses for the three months ended September 30, 2015 and the three months ended September 30, 2014 follows:

	Three Months		Three Months
	Ended		Ended
	September 30, 2015		September 30, 2014		Variance
Costs of sales and services	$20,300	3%	$22,718	2%	$(2,418)	11%
Selling, general and administrative	692,993	97%	989,032	98%	(296,039)	30%
Total	$713,293	100%	$1,011,750	100%	$(305,383)	30%

As a percentage of revenues, the operating margin increased to 81% in the current quarter from 77% in the same quarter last year due to the increase in revenues relative to the similar level of operating costs and expenses.

During the three months ended September 30, 2015, our cost of sales and service decreased to $20,300 as compared to $22,718 during the three months ended September 30, 2014, primarily from the decrease in data feed costs of approximately 90%.

Our selling, general and administrative expenses decreased from $989,032 for the three months ended September 30, 2014 to $692,993 in current 2015 period or $296,039 (30%). Last year, the Company incurred approximately $284,000 in stock based compensation expense as compared to $66,000 for the current period.

Other:

A summary of significant other income (expenses) for the three months ended September 30, 2015 and the three months ended September 30, 2014 follows:

	Three Months		Three Months
	Ended		Ended
	September 30, 2015		September 30, 2014		Variance
Interest	$(299,118)	53%	$(57,030)	93%	$242,088	424%
(Loss) gain on change in fair value of warrant and derivatives	(265,332)	47%	-	-%	265,332	100%
Loss on settlement of debt	-	-%	(4,500)	7%	(4,500)	(100)%
Total	$(564,450)	100%	$(61,530)	(100)%	$502,920	817%

Interest expense increased from $57,030 to $299,118, a $242,088 or 424% increase.  The increase primarily due to the a non-cash interest charge relating to issued convertible debt of $261,810 and debt discount amortization of $15,029 in the current period as compared to $-0- in 2014.

Gain (loss) on change in fair value of derivative liabilities During the three months ended September 30, 2015, we issued convertible promissory notes with an embedded derivative, all requiring us to fair value the derivatives each reporting period and mark to market as a non-cash adjustment to our current period operations. This resulted in a loss of $265,332 on change in fair value of derivative liabilities for the three months ended September 30, 2015.

Non-controlling interest:

During the year ended March 31, 2015, the Company organized a majority owned subsidiary, Vickrey Brown Investments. The proportionate share of the subsidiary losses not attributable to the non-controlling interest was $1,977 and $11,766 for the three months ended September 30, 2015 and 2014, respectively.

Six months ended September 30, 2015 compared to six months ended September 30, 2014:

Revenues:

	Six Months Ended		Six Months Ended
	September 30, 2015		September 30, 2014		Variance
Subscription revenues	$230,757	100%	$268,836	100%	$(38,079)	14%

We realized a decrease in our recognized revenues of 14% for the six months ended September 30, 2015 from the prior year period due in part to a number of subscribers who elected to pay for annual subscriptions which decreased the revenue that could be recognized in the quarter and in turn was reduced deferred revenue. We proactively introduced both new products and a new marketing strategy to improve the lifetime value of our accounts. We are now emphasizing our online based business model which provides subscription based services including trading ideas, tools and education through live and recorded webinars and is marketed through a number of online media channels. Our trading and education tools are located at www.investview.com whereas our 7 minute products have their own websites:www.7minute trader.com, 7minuteoptions.com, 7minutestocks.com and 7minuteinvestor.com.

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

Operating Costs and Expenses:

A summary of significant operating costs and expenses for the six months ended September 30, 2015 and the six months ended September 30, 2014 follows:

	Six Months		Six Months
	Ended		Ended
	September 30, 2015		September 30, 2014		Variance
Costs of sales and services	$38,727	3%	$38,846	2%	$119	-%
Selling, general and administrative	1,410,817	97%	1,899,419	98%	488,602	26%
Total	$1,449,544	100%	$1,938,265	100%	$488,721	26%

As a percentage of revenues, the operating margin decreased to 83% in the current quarter from 85% in the same quarter last year due to the decrease in revenues relative to the similar level of operating costs and expenses.

During the six months ended September 30, 2015, our cost of sales and service decreased to $38,727 as compared to $38,846 during the six months ended September 30, 2014, primarily from the decrease in data feed costs of approximately 90%.

Our selling, general and administrative expenses decreased from $1,899,419 for the six months ended September 30, 2014 to $1,410,817 in current 2015 period or $488,602 (26%). Last year, the Company incurred approximately $561,000 in stock based compensation expense as compared to $126,000 for the current period.

Other:

A summary of significant other income (expenses) for the six months ended September 30, 2015 and the six months ended September 30, 2014 follows:

	Six Months		Six Months
	Ended		Ended
	September 30, 2015		September 30, 2014		Variance
Interest	$(335,116)	56%	$(450,948)	10%	$115,832	26%
(Loss) gain on change in fair value of warrant and derivatives	(265,332)	44%	324	-%	(265,656)	100%
Loss on settlement of debt	-	-%	(4,027,702)	90%	4,027,702	(100)%
Total	$(600,448)	100%	$(4,478,326)	(100)%	$3,877,878	87%

Interest expense decreased from $450,948 to $335,116, a $115,832 or 26% decrease.  The 2015, we incurred a non-cash interest charge relating to issued convertible debt of $261,810 and debt discount amortization of $15,029 in the current period as compared to $-0- in 2014. However, 2014, we incurred a significant recapitalization of the Company over the prior three months.

Gain (loss) on change in fair value of derivative liabilities During the six months ended September 30, 2015, we issued convertible promissory notes with an embedded derivative, all requiring us to fair value the derivatives each reporting period and mark to market as a non-cash adjustment to our current period operations. This resulted in a loss of $265,332 on change in fair value of derivative liabilities for the six months ended September 30, 2015 compared to a gain of $324 from a 2014 warrant liability.

Non-controlling interest:

During the year ended March 31, 2015, the Company organized a majority owned subsidiary, Vickrey Brown Investments. The proportionate share of the subsidiary losses not attributable to the non-controlling interest was $18,044 and $11,766 for the six months ended September 30, 2015 and 2014, respectively.

Cash Used in Operating Activities:

During the six months ended September 30, 2015, our rate of usage of cash on a monthly basis from operations to approximately $144,636 as compared to approximately $111,532 in the same period last year.

Liquidity and Capital Resources

During the six months ended September 30, 2015, the Company incurred a loss from operations of $1,819,235. However, only $867,815 was cash related. This negative cash flow was funded by existing cash and borrowing on convertible notes. As a result, our cash and cash equivalents decreased by $752,815 to $52,922 from the beginning of the fiscal year of $805,737.

The Company's current liabilities exceeded its current assets (working capital deficit) by $2,579,326 as of September 30, 2015 as compared to $1,204,965 at March 31, 2015. The increase in the working capital deficit is primarily due to the decrease in our cash balance.

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

For the periods ended September 30, 2015 and 2014, the Company did not grant stock options to employees.

Fair Value of Financial Instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of September 30, 2015 and March 31, 2015. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, notes payable, convertible notes payable, derivative liabilities and accounts payable. Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

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

Changes in Internal Controls

Other than mentioned above, there were no changes in our internal controls over financial reporting during the fiscal quarter ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The Company may be subject to other legal proceedings and claims which arise in the ordinary course of its business. Although occasional adverse decisions or settlements may occur, the Company believes that the final disposition of such matters should not have a material adverse effect on its financial position, results of operations or liquidity. The Company had no other pending legal proceedings or claims other than described above as of September 30, 2015.

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

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On August 27, 2015, the Company entered into a Securities Purchase Agreement with Vis Vires Group, Inc. (“Vis Vires”) for the sale of an 8% convertible note in the principal amount of $114,000 (the “Vis Vires Note").  The financing closed on September 4, 2015.

The Vis Vires Note bears interest at the rate of 8% per annum.  All interest and principal must be repaid on May 31, 2016.  The Vis Vires Note is convertible into common stock, at Vis Vires’s option, at a 35% discount to the average of the three lowest closing bid prices of the common stock during the 10 trading day period prior to conversion.  In the event the Company prepays the Vis Vires Note in full, the Company is required to pay off all principal, interest and any other amounts owing multiplied by (i) 108% if prepaid during the period commencing on the closing date through 30 days thereafter, (ii) 113% if prepaid 31 days following the closing through 60 days following the closing and (iii) 118% if prepaid 61 days following the closing through 90 days following the closing and (iv) 123% if prepaid 91 days following the closing through 120 days following the closing and (v) 128% if prepaid 121 days following the closing through 150 days following the closing and (vi) 133% if prepaid 151 days following the closing through 180 days following the closing. After the expiration of 180 days following the date of the Vis Vires Note, the Company has no right of prepayment.

Vis Vires has agreed to restrict its ability to convert the Vis Vires Note and receive shares of common stock such that the number of shares of common stock held by them in the aggregate and their affiliates after such conversion or exercise does not exceed 9.99% of the then issued and outstanding shares of common stock.   The total net proceeds the Company received from this Offering was $114,000.

As of the date hereof, the Company is obligated on $114,000 in face amount of Vis Vires Note issued to Vis Vires. The Vis Vires Note is a debt obligation arising other than in the ordinary course of business which constitute a direct financial obligation of the Company.

On September 25, 2015, the Company issued a Convertible Promissory Note (the “JMJ Note”) to JMJ Financial (“JMJ”) in the principal amount of $150,000. JMJ has the ability to fund up to $135,000. On September 25, 2017, JMJ funded an initial tranche of $30,000 pursuant to the terms thereof.   The principal sum of the JMJ Note carries a $15,000 original issue discount (“OID”), which is prorated on the full $150,000 based on the consideration paid by JMJ.  In its sole discretion JMJ may, but is not obligated to, pay additional consideration to us through additional tranches of funding up to the amount of the JMJ Note.  The maturity date of each tranche funded under the JMJ Note is two years from the date of each payment by JMJ. The principal amount of the JMJ Note due JMJ is prorated based upon the consideration actually paid to us, plus a 10% OID, and we are only obligated to repay the amount of the funded JMJ Note, together with interest and fees.  The JMJ Note may be prepaid by us at any time on or before 90 days from the date of issue interest free.  After the initial 90 day period the JMJ Note bears a one-time interest charge of 12% applied to the principal sum.  We are not permitted to prepay the JMJ Note after the expiration of the initial 90 day period.  The JMJ Note contains default events which, if triggered and not timely cured (if curable), will result in a default interest rate of 18% per annum and a default payment.

All principal and accrued interest on the JMJ Note is convertible into shares of the Company’s common stock at the election of JMJ at any time at a conversion price of the lesser of $0.30 or 60% of the lowest trade price in the 25 trading days prior to conversion. Failure of the Company to deliver shares to JMJ via DWAC upon conversion shall result in an additional 10% discount to the conversion price; and, if the shares are ineligible for deposit into the DTC system, an additional 5% discount to the conversion price shall apply. Unless agreed to in writing by both parties, JMJ may not convert any amount of the JMJ Note into common stock that would result in it owning more than 4.99% of our outstanding common stock.

The Company agreed to include the shares of common stock underlying the JMJ Note in the next registration statement we may file with the SEC.  If the Company does not include such shares of common stock underlying the JMJ Note in the next registration statement, liquidated damages in an amount which is the greater of 25% of the outstanding principal balance of the JMJ Note or $25,000 are payable to JMJ.

So long as the JMJ Note is outstanding, if the Company should issue any security with terms more favorable to the holder that the JMJ Note, or with a term not similarly provided to JMJ in this JMJ Note, the Company is obligated to notify JMJ and, at JMJ’s option, it may become a part of the successive transaction.

The sale of the JMJ Note was completed on September 25, 2015. As of the date hereof, the Company is obligated on $100,000 in face amount of JMJ Note issued to JMJ. The JMJ Note is a debt obligation arising other than in the ordinary course of business which constitute a direct financial obligation of the Company.

The above securities were offered and sold to the investors in private placement transactions made in reliance upon exemptions from registration pursuant to Section 4(2) under the Securities Act of 1933 (the “Securities Act”) and/or Rule 506 promulgated under the Securities Act. The above investors are accredited investors as defined in Rule 501 of Regulation D promulgated under the Securities Act.

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 – MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5 – OTHER INFORMATION

On July 29, 2015 (the “Dismissal Date”), the Company advised Fiondella, Milone & LaSaracina LLP (the “Former Auditor”) that it was dismissed as the Company’s independent registered public accounting firm. The decision to dismiss the Former Auditor as the Company’s independent registered public accounting firm was approved by the Company’s Board of Directors on July 29, 2015. On July 28, 2015 (the “Engagement Date”), the Company engaged Liggett, Vogt & Webb P.A. (“New Auditor”) as its independent registered public accounting firm for the Company’s fiscal year ended March 31, 2016. The decision to engage the New Auditor as the Company’s independent registered public accounting firm was approved by the Company’s Board of Directors.

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

INVESTVIEW, INC

Dated: November 20, 2015	By:	/s/ Dr. Joseph J. Louro
Dr. Joseph J. Louro
Chief Executive Officer
(Principal Executive Officer)

Dated: November 20, 2015	By:	/s/ William C. Kosoff
William C. Kosoff
Chief Financial Officer
(Principal Financial Officer and Accounting Officer)

