Form 10-Q
period 2015-12-31
Investview, Inc.
filed 2016-02-16
CIK 862651

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2015

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

As of February 15, 2016, there were 14,615,611 shares of common stock, par value $.001 per share, outstanding.

INVESTVIEW, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31,	March 31,
	2015	2015
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$7,097	$796,167
Accounts receivable	18,300	-
Deferred costs	1,981	2,677
Prepaid expenses	19,011	121,288
Other current assets	-	1,664
Current assets of discontinued operations	-	66,646
Total current assets	46,389	988,442

Other assets:
Deposits	-	105,000
Total other assets	-	105,000

Total assets	$46,389	$1,093,442

LIABILITIES AND DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	$1,149,627	$970,996
Deferred revenue	23,040	41,585
Due to related party	525,450	392,800
Settlement payable	344,392	373,449
Notes payable, current portion	158,501	120,000
Notes payable, current portion-related party	95,000	120,000
Convertible notes payable, current portion	147,982	-
Current liabilities of discontinued operations	120,266	174,577
Derivative liability, short term portion	542,126	-
Total current liabilities	3,106,384	2,193,407

Long term debt:
Convertible notes payable, long term portion	1,371,426	1,425,055
Convertible notes payable, long term portion-related party	289,940	274,341
Derivative liability, long term portion	175,412	-
Total long term debt	1,836,778	1,699,396

Total liabilities	4,943,162	3,892,803

DEFICIT
Preferred stock, par value: $0.001; 10,000,000 shares authorized, None issued and outstanding as of December 31, 2015 and March 31, 2015	-	-
Common stock, par value $0.001; 60,000,000 and 15,000,000 shares authorized; 14,616,911 and 14,535,076 issued and 14,615,611 and 14,533,776 outstanding as of December 31, 2015 and March 31, 2015, respectively	14,617	14,535
Additional paid in capital	96,076,369	96,018,216
Common stock subscriptions (receivable)	(250,000)	(250,000)
Treasury stock, 1,300 shares	(8,589)	(8,589)
Accumulated deficit	(100,729,170)	(98,517,358)
Deficit attributable to Investview, Inc.	(4,896,773)	(2,743,196)
Non-controlling interest (discontinued operations)	-	(56,165)
Total deficit	(4,896,773)	(2,799,361)

Total liabilities and deficit	$46,389	$1,093,442

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

INVESTVIEW, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three months ended December 31,		Nine months ended December 31,
	2015	2014	2015	2014
Revenue, net:	$70,922	$164,928	$301,679	$420,699

Operating costs and expenses:
Cost of sales and service	1,857	12,830	40,584	51,676
Selling, general and administrative	287,854	1,319,475	1,698,671	3,178,232
Total operating costs and expenses	289,711	1,332,305	1,739,255	3,229,908

Net loss from operations	(218,789)	(1,167,377)	(1,437,576)	(2,809,209)

Other income (expense):
(Loss) gain on change in fair value of warrant and derivative liabilities	25,707	-	(239,625)	324
Loss on disposal of subsidiaries	(26,058)	-	(26,058)	-
Loss on settlement of debt	-	(132,149)	-	(4,159,851)
Interest, net	(126,040)	(67,820)	(461,156)	(518,771)
Total other income (expense)	(126,391)	(199,969)	(726,839)	(4,678,298)

Loss from continuing operations before income taxes	(345,180)	(1,367,346)	(2,164,415)	(7,487,507)

Income taxes expense	-	-	-	-

Loss from continuing operations	(345,180)	(1,367,346)	(2,164,415)	(7,487,507)

Loss) from discontinued operations	(188)	(91,765)	(47,397)	(108,093)

NET LOSS	$(345,368)	$(1,459,111)	$(2,211,812)	$(7,595,600)

Loss per common share, basic and diluted;
Continuing operations	$(0.02)	$(0.11)	$(0.15)	$(0.71)
Discontinued operations	(0.00)	(0.01)	(0.00)	(0.01)
Total	$(0.02)	$(0.12)	$(0.15)	$(0.72)

Weighted average number of common shares outstanding-basic and diluted	14,616,911	12,974,261	14,588,946	10,484,291

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

INVESTVIEW INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Nine months ended December 31,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss from continuing operations	$(2,164,415)	$(7,487,507)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount relating to convertible notes payable	55,002	358,003
Stock based compensation	58,235	586,603
Non cash interest	306,913	-
Change in fair value of warrant and derivative liabilities	239,625	(324)
Loss on settlement of debt	-	4,159,851
Distribution of 21% interest in wholly owned subsidiary	-	338,050
Amortization of deferred compensation	102,277	121,989
Changes in operating assets and liabilities:
Accounts receivable	38,776	15,000
Deferred costs	696	1,822
Prepaid and other assets	106,664	26
Accounts payable and accrued liabilities	144,704	228,450
Stock based payable	-	56,250
Due to related parties	132,650	349,980
Deferred revenue	(18,545)	(50,827)
Net cash used in continuing operating activities:	(997,418)	(1,504,535)
Net cash provided by (used in) discontinued operating activities:	18,338	(443,374)
Net cash used in operating activities	(979,080)	(1,766,008)

CASH FLOWS FROM INVESTING ACTIVITIES:
Payment(s) to acquire property and equipment	-	(64,764)
Net cash used in investing activities	-	(64,764)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of note payable, related party	(25,000)
Equity contribution by non-controlling interest	-	1,000
Proceeds from note payable, related party	-	120,000
Proceeds from of notes payable	215,010	-
Proceeds from sale of common stock	-	1,930,000
Net proceeds provided by financing activities	190,010	2,051,000

Net (decrease) increase in cash and cash equivalents	(789,070)	220,228
Cash and cash equivalents-beginning of period	796,167	195,783
Cash and cash equivalents-end of period	$7,097	$416,011

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$-	$-
Income taxes	$-	$-
Non cash financing activities:
Common stock issued in settlement of notes payable and accrued interest	$-	$1,624,093
Common stock issued in settlement of accrued officer salaries	$-	$1,783,589
Common stock issued in settlement of accounts payable	$-	$12,162
Common stock issued for future services	$-	$271,500
Common stock issued for deposit on acquisition	$-	$3,280,000
Common stock issued to acquire property	$-	$1,363,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

INVESTVIEW, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015

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

On December 27, 2015, the Company entered into a Second Amended and Restated Operating Agreement whereby the Company surrendered its equity ownership in Vickrey Brown Investments LLC and transferred ownership of SAFE Management LLC (“Safe”) in exchange for 25% of all revenue generated by Vickrey Brown Investments, LLC until an aggregate of $120,000 has been paid and 30.6% of remaining and future revenue. As such, the Company reclassified operating activities of Vickrey Brown Investments, LLC and Safe to discontinued operations.

The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Investment Tools & Training, LLC ("ITT") and Razor Data Corp ("Razor"). All significant inter-company transactions and balances have been eliminated in consolidation.

Interim Financial Statements

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations (Regulation S-X) of the Securities and Exchange Commission (the “SEC”) and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the three and nine months ended December 31, 2015 are not necessarily indicative of the operating results that may be expected for the year ended March 31, 2016. These unaudited condensed consolidated financial statements should be read in conjunction with the March 31, 2015 consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K.

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

DECEMBER 31, 2015

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

Fair Value of Financial Instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2015 and March 31, 2015. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, notes payable, convertible notes payable, derivative liabilities and accounts payable. Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

INVESTVIEW, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015

Reliance on Key Personnel and Consultants

The Company is heavily dependent on the continued active participation of these current executive officers, employees and key consultants. The loss of any of the senior management or key consultants could significantly and negatively impact the business until adequate replacements can be identified and put in place.

Derivative Liability

The Company accounts for derivatives in accordance with ASC 815, which establishes accounting and reporting standards for derivative instruments and hedging activities, including certain derivative instruments embedded in other financial instruments or contracts and requires recognition of all derivatives on the balance sheet at fair value, regardless of hedging relationship designation. Accounting for changes in fair value of the derivative instruments depends on whether the derivatives qualify as hedge relationships and the types of relationships designated are based on the exposures hedged. At December 31, 2015 and March 31, 2015, the Company did not have any derivative instruments that were designated as hedges. See Note 9 for discussion of the Company’s derivative liabilities.

Net Loss per Share

The Company follows Accounting Standards Codification subtopic 260-10, Earnings Per Share (“ASC 260-10”) specifying the computation, presentation and disclosure requirements of earnings per share information. Basic loss per share has been calculated based upon the weighted average number of common shares outstanding. Convertible debt, stock options and warrants have been excluded as common stock equivalents in the diluted loss per share on the computation for the three and nine months ended December 31, 2015 and 2014 because their effect is anti-dilutive. Fully diluted shares outstanding were 21,182,674 and 21,154,709 for the three and nine months ended December 31, 2015 and 14,577,382 and 11,722,853 for the three and nine month periods ended December 31, 2014, respectively.

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

For the three and nine months ended December 31, 2015 and 2014, the Company did not grant stock options to employees.

In addition, the Company issued restricted stock units ("RSU") to employees during the year ended March 31, 2014. The fair value of the vesting RSUs of $-0- and $384,688 was recorded as a current period charge to earnings during the nine months ended December 31, 2015 and 2014, respectively.

INVESTVIEW, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015

Prepaid expenses

Prepaid expenses include the fair value of the Company’s common stock issued for future services of $19,011 to consultants and is amortized ratably over the future service life. For the three and nine months ended December 31, 2015, the Company recorded as charge to operations $34,216 and $102,277, respectively. For the three and nine months ended December 31, 2014, the Company recorded as charge to operations $34,216 and $179,380, respectively.

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

2. GOING CONCERN AND MANAGEMENT’S LIQUIDITY PLANS

The Company’s unaudited condensed consolidated financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred significant recurring losses which have resulted in an accumulated deficit of $100,729,170, net loss of $2,211,812 and net cash used in operations of $979,080 for the nine months ended December 31, 2015 which raises substantial doubt about the Company’s ability to continue as a going concern.

During the nine months ended December 31, 2015, the Company raised $215,010 in cash proceeds from the issuance of a notes and entering into a based factoring agreement.  The Company believes that its current cash on hand will not be sufficient to fund its projected operating requirements currently.

The Company's primary source of operating funds since inception has been cash proceeds from the private placements of common stock and proceeds from private placements of convertible and other debt.  The Company intends to raise additional capital through private placements of debt and equity securities, but there can be no assurance that these funds will be available on terms acceptable to the Company, or will be sufficient to enable the Company to fully complete its development activities or sustain operations. If the Company is unable to raise sufficient additional funds, it will have to develop and implement a plan to further extend payables, reduce overhead, or scale back its current business plan until sufficient additional capital is raised to support further operations. There can be no assurance that such a plan will be successful.

INVESTVIEW, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015

Accordingly, the accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”), which contemplate continuation of the Company as a going concern and the realization of assets and satisfaction of liabilities in the normal course of business. The carrying amounts of assets and liabilities presented in the financial statements do not necessarily purport to represent realizable or settlement values. The condensed consolidated financial statements do not include any adjustment that might result from the outcome of this uncertainty.

3. PROPERTY AND EQUIPMENT

Property and equipment as of December 31, 2015 and March 31, 2015 is summarized as follows:

	December 31, 2015	March 31, 2015
Software	$2,920,000	$2,920,000
Computer equipment	4,211	4,211
Office equipment	23,568	23,568
	2,947,779	2,947,779
Less accumulated depreciation	(2,947,779)	(2,947,779
	$-0-	$-0-

Property and equipment are stated at cost and depreciated using the straight-line method over their estimated useful lives of 3 to 5 years. When retired or otherwise disposed, the related carrying value and accumulated depreciation are removed from the respective accounts and the net difference less any amount realized from disposition, is reflected in earnings.

Depreciation expense charged to operations amounted to approximately $-0- for the three and nine months ended December 31, 2015 and 2014.

4. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities consisted of the following at December 31, 2015 and March 31, 2015:

	December 31, 2015	March 31, 2015
Accounts payable	$429,020	$305,831
Accrued interest payable, short term	90,440	49,723
Accrued payroll and related taxes	630,167	615,442
	$1,149,627	$970,996

As of December 31, 2015 and March 31, 2015, accrued payroll taxes included the effects of an estimated payroll tax liability for stock based compensation issued to an officer.

5. SETTLEMENT PAYABLE

On August 12, 2013, Evenflow Funding, LLC ("Evenflow") commenced a civil action (the “NJ Action”) against the Company in the Superior Court of New Jersey, Law Division, Monmouth County (the "Court") bearing Docket No. Mon-L-3105-13 in collection of a promissory note issued January 20, 2009 and related accrued interest.

INVESTVIEW, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015

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

As of December 31, 2015, the Company reclassified the promissory note and accrued interest to settlement payable. No material gain or loss was recorded in connection with the settlement. The unpaid balance as of December 31, 2015 and March 31, 2015 was $344,392 and $373,449, respectively. The Company is currently renegotiating the payment terms.

6. NOTES PAYABLE

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

On October 29, 2015, the Company entered into revenue based factoring agreement and received $44,010 in exchange for $54,573 of future receipts relating to monies collected from customers or other third party payors. Under the terms of the agreement, the Company is required to make daily payments equal to 19% of the Company’s daily cash or monetary sales receipts over the term of the agreement (approximately 11 months). The Company has recorded a debt discount which is being amortized to interest expense over the term of the agreement.

Summary of outstanding notes payable as of December 31, 2015 and March 31, 2015 are as follows:

	December 31, 2015	March 31, 2015
Notes payable, due September 2015	$-	$120,000
Note payable, due December 31, 2015	33,333	-
Notes payable, due December 31, 2016	86,667	-
Note payable, due September 2016	38,501	-
Total	158,501	120,000
Less: Short term portion	(158,501)	(120,000)
Long term portion	$-	$-

7. NOTE PAYABLE, RELATED PARTY

On August 1, 2014, the Company issued a Secured Promissory Note (Note) payable to a board member and significant shareholder for $120,000 bearing interest at 5% per annum payable at such time as any payment of principal of the Note is made.

The Note is payable the earlier of (i) July 31, 2015 or (ii) receipt of proceeds from operations from Vickrey Brown Investments, LLC, a majority owned subsidiary of the Company. The payment terms are currently being renegotiated.

INVESTVIEW, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015

The note is secured by: (i) 240,000 shares of common stock of the Company, $.001 par value per share, to be placed in escrow, and (ii) the Company’s right, title and interest in Vickrey Brown Investments, LLC.

During the nine months ended December 31, 2015, the Company made payments in aggregate of $25,000 towards the principal of the note. As of December 31, 2015 and March 31, 2015, the remaining balance of the note was $95,000 and $120,000, respectively.

8. CONVERTIBLE NOTES

Summary of outstanding convertible notes payable as of December 31, 2015 and March 31, 2015 are as follows:

	December 31, 2015	March 31, 2015
Convertible Promissory notes due June 30, 2017	$1,476,660	$1,603,121
Convertible Promissory note, due August 17, 2015, in default	100,000
Convertible note payable, due May 31, 2016, net of unamortized debt discount of $70,609	43,391	-
Convertible note payable, due September 25, 2017, net of unamortized debt discount of $29,580	7,020	-
Convertible note payable, due November 13, 2016, net of unamortized debt discount of $30,410	4,590
Long term accrued interest	177,687	96,275
Total	1,809,348	1,699,396
Less: Short term portion	(147,982)	(-)
Less: Long term, related party	(289,940)	(274,341)
Long term convertible notes	$1,371,426	$1,425,055

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

During the nine months ended December 31, 2015, one note for $100,00 previously settled as described above was disputed. Therefore, the original note, currently in default, was restored as originally recorded and related warrants exchanged were cancelled. The repayment of this note is currently being renegotiated.

Vis Vires Group, Inc.

On August 27, 2015, the Company entered into a Securities Purchase Agreement with Vis Vires Group, Inc. ("Vis Vires") for the sale of 8% convertible note in the principal amount of $114,000 (the “Vis Vires Note”). The total net proceeds the Company received from these offerings was $110,000, net of fees of $4,000.

INVESTVIEW, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015

The Vis Vires Note bears interest at the rate of 8% per annum and is due May 31, 2016 and is convertible into common stock, at Vis Vires’s option, at a 65% discount to the average of the three lowest closing bid prices of the common stock during the 10 trading day period prior to conversion.

JMJ Financial

On September 25, 2015, the Company entered into a Securities Purchase Agreement with JMJ Financial, for the sale of a 12% convertible note in the principal amount of $150,000 (the “JMJ Note”). The financing closed on a $33,000 tranche on September 25, 2015. The total net proceeds the Company received from this Offering was $30,000, net of fees and original interest discount (“OID”) of $3,000.

The JMJ Note bears interest at the rate of 12% per annum after three months. All interest and principal must be repaid on September 25, 2017. The Note is convertible into common stock, at JMJ Financial’ s option, at a 60% discount to the lowest trading price of the common stock during the 25 trading day period prior to conversion

Crown Bridge Partners, LLC

On November 13, 2015, the Company entered into a Securities Purchase Agreement with Crown Bridge Partners LLC, for the sale of a 5% convertible note in the principal amount of $35,000 (the “Note”). The total net proceeds the Company received from this Offering was $31,000, net of fees of $4,000.

The Note bears interest at the rate of 5% per annum. All interest and principal must be repaid on November 13, 2016 and is convertible into common stock, at Crown Bridge Partners, LLC’ s option, at a 52% discount to the lowest trading price of the common stock during the 20 trading day period prior to conversion.

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

At the inception of the 2015 Notes, the Company determined the aggregate fair value of $477,913 of embedded derivatives. The fair value of the embedded derivatives was determined using the Binomial Option Pricing Model based on the following assumptions: (1) dividend yield of 0%; (2) expected volatility of 225.82% to 384.32%, (3) weighted average risk-free interest rate of 0.36 % to 0.70%, (4) expected life of 0.76 to 2.00 years, and (5) estimated fair value of the Company’s common stock of $0.129 to $0.31 per share.

The determined fair value of the debt derivatives of $477,913 was charged as a debt discount up to the net proceeds of the notes with the remainder of $306,913 charged to current period operations as non-cash interest expense.

At December 31, 2015, the Company marked to market the fair value of the debt derivatives and determined a fair value of $717,538. The Company recorded a gain (loss) from change in fair value of debt derivatives of $25,707 and $(239,625) for the three and nine months ended December 31, 2015, respectively. The fair value of the embedded derivatives was determined using Binomial Option Pricing Model based on the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 408.65%, (3) weighted average risk-free interest rate of 0.49% to 1.06%, (4) expected life of 0.42 to 1.74 years, and (5) estimated fair value of the Company’s common stock of $0.15 per share.

The charge of the amortization of debt discounts and costs for the three and nine months ended December 31, 2015 was $39,973 and $55,002, respectively, which was accounted for as interest expense.

INVESTVIEW, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015

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

The nonqualified plan adopted in 2007 is for 65,000 shares of which 47,500 have been granted as of December 31, 2015. The qualified plan adopted in October of 2008 authorizing 125,000 shares was approved by a majority of the Shareholders on September 16, 2009. To date 42,500 shares have been granted under the 2008 plan as of December 31, 2015.

The following table summarizes the changes in options outstanding and the related prices for the shares of the Company’s common stock issued to employees of the Company at December 31, 2015:

	Options Outstanding			Options Exercisable
			Weighted		Weighted
		Weighted	Average		Average
		Average	Exercise		Exercise
Range of	Number of	Remaining	Price of	Number of	Price of
Exercise	Shares	Contractual	Outstanding	Shares	Exercisable
Prices	Outstanding	Life (Years)	Options	Exercisable	Options
$10.00	35,000	3.76	$10.00	35,000	$10.00
12.00	2,500	1.11	12.00	2,500	12.00
	37,500	3.58	$10.20	37,500	$10.20

Transactions involving stock options issued to employees are summarized as follows:

INVESTVIEW, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015

Weighted
Average
	Number of	Exercise
	Shares	Price
Options outstanding at March 31, 2014	37,500	$10.20
Granted	-	-
Exercised	-	-
Canceled	-	-
Options outstanding at March 31, 2015	37,500	10.20
Granted	-	-
Exercised	-	-
Canceled	-	-
Options outstanding at December 31, 2015	37,500	$10.20

Stock-based compensation expense in connection with options granted to employees for the three and nine months ended December 31, 2015 and 2014 was $-0-.

Non-Employee Stock Options

The following table summarizes the changes in options outstanding and the related prices for the shares of the Company’s common stock issued to consultants and non-employees of the Company at December 31, 2015:

	Options Outstanding			Options Exercisable
Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
Exercise	Number	Contractual	Exercise	Number of	Exercise
Prices	Outstanding	Life (Years)	Price	Exercisable	Price
$84.00	2,500	1.08	$84.00	2,500	$84.00

Transactions involving stock options issued to consultants and non-employees are summarized as follows:

Weighted
Average
	Number of	Price
	Shares	Per Share
Options outstanding at March 31, 2014	2,500	$84.00
Granted	-
Exercised	-	-
Expired	-
Options outstanding at March 31, 2015	2,500	84.00
Granted	-	-
Exercised	-	-
Expired	-	-
Options outstanding at December 31, 2015	2,500	$84.00

Warrants

The following table summarizes the changes in warrants outstanding and the related prices for the shares of the Company’s common stock issued to shareholders at December 31, 2015:

INVESTVIEW, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015

	Warrants Outstanding			Warrants Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
Exercise	Number	Contractual	Exercise	Number	Exercise
Price	Outstanding	Life (Years)	Price	Exercisable	Price
$1.50	6,127,497	3.49	$1.50	6,127,497	$1.50
2.50	12,000	2.55	2.50	12,000	2.50
6.00	45,313	2.08	6.00	45,313	6.00
Total	6,184,810	3.47	$1.53	6,184,810	$1.53

Transactions involving the Company’s warrant issuance are summarized as follows:

		Average
	Number of	Price
	Shares	Per Share
Warrants outstanding at March 31, 2014	1,450,273	$3.28
Granted	5,158,958	1.50
Canceled	(287,500)	(1.50)
Expired	(22,960)	(5.09)
Warrants outstanding at March 31, 2015	6,298,771	1.53
Granted / restated	12,500	6.00
Canceled	(126,461)	1.50
Expired	-	-
Warrants outstanding at December 31, 2015	6,184,810	$1.53

As described in Note 8 above, warrants exchanged in connection with debt modification entered into in 2014 was rescinded with originally issued warrants reinstated and exchanged warrants canceled.

12. DISCONTINUED OPERATIONS

Sale of Instilend Technologies, Inc.

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

DECEMBER 31, 2015

As a result of the sale of the operating assets relating to the stock loan business, management of the Company, as of the Closing Date, elected to impair the remaining assets in the business including the goodwill, customer list and covenants to not compete. The impaired assets were initially recorded as a result of the acquisition of Instilend.

The assets and liabilities of the discontinued operations as of December 31, 2015 and March 31, 2015 relating to Instilend were as follows:

	December 31, 2015	March 31, 2015
Cash	$-	$-
Accounts receivable	-	-
Total current assets of discontinued operations	$-	$-

Liabilities:
Accounts payable	$120,266	$120,266
Total current liabilities of discontinued operations	$120,266	$120,266

Vickrey Brown Investments LLC and SAFE Management LLC

On December 27, 2015, the Company entered into a Second Amended and Restated Operating Agreement whereby the Company surrendered its equity ownership in Vickrey Brown Investments LLC and transferred ownership of SAFE Management LLC (“Safe”) in exchange for 25% of all revenue generated by Vickrey Brown Investments, LLC until an aggregate of $120,000 has been paid and 30.6% of remaining and future revenue. As such, the Company reclassified operating activities of Vickrey Brown Investments, LLC and Safe to discontinued operations.

	December 31, 2015	March 31, 2015
Cash	$-	$9,570
Accounts receivable	-	57,076
Total current assets of discontinued operations	$-	$66,646

Liabilities:
Accounts payable	$-	$54,311
Total current liabilities of discontinued operations	$-	$54,311

GGI, Inc.

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

INVESTVIEW, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015

The Results of Operations classified as discontinued operations for the three months ended December 31, 2015:

	Vickrey Brown Investments	SAFE Management	Instilend Technologies	Total
Sales	$-	$-	$-	$-
Operating costs:
Selling, general and administrative	(798)	595	-	(203)
Net loss before income tax benefit	798	(595)	-	203
Income tax benefit	-	-	-	-
Net loss before non-controlling interest	798	(595)	-	203
Non-controlling interest	(391)	-	-	(391)
Net loss	$(407)	$(595)	$-	$(188)

The Results of Operations classified as discontinued operations for the nine months ended December 31, 2015:

	Vickrey Brown Investments	SAFE Management	Instilend Technologies	Total
Sales	$2,960	$4,657	$-	$7,617
Operating costs:
Selling, general and administrative	38,986	33,681	-	72,667
Net loss before income tax benefit	(36,026)	(29,024)	-	(65,050)
Income tax benefit	-	-	-	-
Net loss before non-controlling interest	(36,026)	(29,024)	-	(65,050)
Non-controlling interest	17,653	-	-	17,653
Net loss	$(18,373)	$(29,024)	$-	$(47,397)

The Results of Operations classified as discontinued operations for the three months ended December 31, 2014:

	Vickrey Brown Investments	SAFE Management	Instilend Technologies	GGI, Inc	Total
Sales	$-	$2,179	$-	$-	$2,179
Operating costs:
Selling, general and administrative	70,677	7,500	(232,668)	351,465	196,974
Net loss before income tax benefit	(70,677)	(5,321)	232,668	(351,465)	(194,795)
Income tax benefit	-	-	-	-	-
Net loss before non-controlling interest	(70,677)	(5,321)	232,668	(351,465)	(194,795)
Non-controlling interest	29,222	-	-	73,808	103,030
Net loss	$(41,455)	$(5,321)	$232,668	$(277,657)	$(91,765)

The Results of Operations classified as discontinued operations for the nine months ended December 31, 2014:

	Vickrey Brown Investments	SAFE Management	Instilend Technologies	GGI, Inc.	Total
Sales	$10,000	$5,244	$-	$-	$15,244
Operating costs:
Selling, general and administrative	93,649	25,687	(232,668)	351,465	238,133
Net loss before income tax benefit	(83,649)	(20,443)	232,668	(351,465)	(222,889)
Income tax benefit	-	-	-	-	-
Net loss before non-controlling interest	(83,649)	(20,443)	232,668	(351,465)	(222,889)
Non-controlling interest	40,988	-	-	73,808	114,796
Net loss	$(42,661)	$(20,443)	$232,668	$(277,657)	$(108,093)

INVESTVIEW, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015

13. NON CONTROLLING INTEREST

In August 2014, the Company formed Vickrey Brown Investments, LLC, a limited liability company under the laws of California with 51% membership interests specializing in investment strategies which combine quantitative strategies, forensic accounting and volatility controls.

A reconciliation of the non-controlling loss attributable to the Company:

Net loss attributable to non-controlling interest for the three month period ended December 31, 2015:

Vickrey Brown Investments
Net allocable loss	$798
Average Non-controlling interest percentage	49%
Net loss attributable to the non-controlling interest	$391

Net loss attributable to non-controlling interest for the nine month period ended December 31, 2015:

Vickrey Brown Investments
Net allocable loss	$36,026
Average Non-controlling interest percentage	49%
Net loss attributable to the non-controlling interest	$17,643

The following table summarizes the changes in non-controlling Interest from date of formation to December 31, 2015:

Vickrey Brown Investments
Balance, date of formation	$–
Transfer (to) from the non-controlling interest as a result of change in ownership	1,000
Net loss attributable to the non-controlling interest	(57,165)
Balance, March 31, 2015	(56,165)
Net loss attributable to the non-controlling interest	(17,643)
Balance reclassified to net loss from discontinued operations	73,808
Balance, December 31, 2015	$-

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

INVESTVIEW, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015

●	Level 2: Quoted prices in markets that are not active, or inputs which are observable, either directly or indirectly, for substantially the full term of the asset or liability; or

●	Level 3: Prices or valuation techniques that require inputs that are both significant to the fair value measurement and are unobservable.

Items recorded or measured at fair value on a recurring basis in the accompanying unaudited condensed consolidated financial statements consisted of the following items as of December 31, 2015:

	Level 1	Level 2	Level 3	Total
Long-term investments	$–	$–	$–	$–
Total	$–	$–	$–	$–
Derivative liabilities	$–	$–	$717,538	$717,538
Total	$–	$–	$717,538	$717,538

The table below sets forth a summary of changes in the fair value of the Company’s Level 3 financial liabilities (derivative liability) for the nine months ended December 31, 2015.

Nine months ended December 31, 2015:

Derivative Liabilities
Balance, April 1, 2015	$-

Transfers in upon initial fair value of derivative liabilities	477,913

Loss from change in fair value of derivative liabilities	239,625

Balance, December 31, 2015	$717,538

Total loss for the nine month period included in earnings relating to the liabilities held at December 31, 2015	$239,625

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

Through our wholly owned subsidiaries we (1) offer licensed asset and portfolio management services and (2) market infrastructure technologies.

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

Results of Operations

Three months ended December 31, 2015 compared to three months ended December 31, 2014:

Revenues:

	Three Months Ended		Three Months Ended
	December 31, 2015		December 31, 2014		Variance
Subscription revenues	$70,922	100%	$164,928	100%	$(94,006)	57%

We realized a decrease in our recognized revenues of 57% for the three months ended December 31, 2015 from the prior year period due in part to a number of subscribers who elected to pay for annual subscriptions which decreased the revenue that could be recognized in the quarter and in turn was reduced deferred revenue. We proactively introduced both new products and a new marketing strategy to improve the lifetime value of our accounts. We are now emphasizing our online based business model which provides subscription based services including trading ideas, tools and education through live and recorded webinars and is marketed through a number of online media channels. Our trading and education tools are located at www.investview.com whereas our 7 minute products have their own websites:www.7minute trader.com, 7minuteoptions.com, 7minutestocks.com and 7minuteinvestor.com.

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

Operating Costs and Expenses:

A summary of significant operating costs and expenses for the three months ended December 31, 2015 and the three months ended December 31, 2014 follows:

	Three Months		Three Months
	Ended		Ended
	December 31, 2015		December 31, 2014		Variance
Costs of sales and services	$1,857	6%	$12,830	10%	$(10,973)	86%
Selling, general and administrative	287,854	94%	1,319,475	90%	(1,031,621)	78%
Total	$289,711	100%	$1,332,305	100%	$(1,042,594)	78%

As a percentage of revenues, the operating margin increased to 97% in the current quarter from 92% in the same quarter last year due to the increase in revenues relative to the similar level of operating costs and expenses.

During the three months ended December 31, 2015, our cost of sales and service decreased to $1,857 as compared to $12,830 during the three months ended December 31, 2014, primarily from the decrease in data feed costs of approximately 90%.

Our selling, general and administrative expenses decreased from $1,319,475 for the three months ended December 31, 2015 to $287,854 in current 2015 period or $1,031,621 (78%). Last year, the Company incurred approximately $148,000 in stock based compensation expense as compared to $34,000 for the current period. In addition, we have significantly reduced our operating and other costs in the current period as compared to the same period, last year.

Other:

A summary of significant other income (expenses) for the three months ended December 31, 2015 and the three months ended December 31, 2014 follows:

	Three Months		Three Months
	Ended		Ended
	December 31, 2015		December 31, 2014		Variance
Interest	$(126,040)	99%	$(67,820)	34%	$(58,220)	86%
Gain (loss) on change in fair value of warrant and derivatives	25,707	(20)%	-	-%	25,707	100%
Loss on disposal of subsidiaries	(26,058)	21%	-	-%	(26,058)	100%
Loss on settlement of debt	-	-%	(132,149)	66%	132,149	100%
Total	$(126,391)	100%	$(199,969)	(100)%	$73,578	37%

Interest expense increased from $67,820 to $126,040, a $58,220 or 86% increase.  The increase primarily due to the a non-cash interest charge relating to issued convertible debt of $45,103 and debt discount amortization of $39,973 in the current period as compared to $-0- in 2014.

Gain (loss) on change in fair value of derivative liabilities During the three months ended December 31, 2015, we had outstanding convertible promissory notes with an embedded derivative, all requiring us to fair value the derivatives each reporting period and mark to market as a non-cash adjustment to our current period operations. This resulted in a gain of $25,707 on change in fair value of derivative liabilities for the three months ended December 31, 2015.

Loss on disposal of Subsidiaries:

During the three months ended December 31, 2015, we disposed of our majority owned subsidiary, Vickey Brown Investments and Safe Management, a wholly owned subsidiary. As such, we incurred a loss on disposal of $26,058 during the current period.

Nine months ended December 31, 2015 compared to nine months ended December 31, 2014:

Revenues:

	Nine Months Ended		Nine Months Ended
	December 31, 2015		December 31, 2014		Variance
Subscription revenues	$301,679	100%	$420,699	100%	$(119,020)	28%

We realized a decrease in our recognized revenues of 28% for the nine months ended December 31, 2015 from the prior year period due in part to a number of subscribers who elected to pay for annual subscriptions which decreased the revenue that could be recognized in the quarter and in turn was reduced deferred revenue. We proactively introduced both new products and a new marketing strategy to improve the lifetime value of our accounts. We are now emphasizing our online based business model which provides subscription based services including trading ideas, tools and education through live and recorded webinars and is marketed through a number of online media channels. Our trading and education tools are located at www.investview.com whereas our 7 minute products have their own websites:www.7minute trader.com, 7minuteoptions.com, 7minutestocks.com. 7minuteinvestor.com, and 7minuteFX.com.

As we measured the attrition rates of the trading and education offerings we determined that their lifetime value was approximating our cost of acquisition. As clients move through the education modules they tend to exhaust their interest and either attrite or shift to the lower priced trading modules. Introduction of the 7 minute FX for FOREX trading of Foreign Currencies has resulted in a better adoption rate, an improved retention rate and significantly lower acquisition costs.

Operating Costs and Expenses:

A summary of significant operating costs and expenses for the nine months ended December 31, 2015 and the nine months ended December 31, 2014 follows:

	Nine Months		Nine Months
	Ended		Ended
	December 31, 2015		December 31, 2014		Variance
Costs of sales and services	$40,584	2%	$51,676	2%	$(11,092)	21%
Selling, general and administrative	1,698,671	98%	3,178,232	98%	(1,479,561)	47%
Total	$1,739,255	100%	$3,229,908	100%	$(1,490,653)	46%

As a percentage of revenues, the operating margin decreased to 87% in the current quarter from 88% in the same quarter last year due to the decrease in revenues relative to the similar level of operating costs and expenses.

During the nine months ended December 31, 2015, our cost of sales and service decreased to $40,584 as compared to $51,676 during the nine months ended December 31, 2014, primarily from the decrease in data feed costs of approximately 90%.

Our selling, general and administrative expenses decreased from $3,178,232 for the nine months ended December 31, 2014 to $1,698,671 in current 2015 period or $1,479,561 (47%). Last year, the Company incurred approximately $709,000 in stock based compensation expense as compared to $160,000 for the current period. In addition, we have significantly reduced our operating and other costs in the current period as compared to the same period, last year.

Other:

A summary of significant other income (expenses) for the nine months ended December 31, 2015 and the nine months ended December 31, 2014 follows:

	Nine Months		Nine Months
	Ended		Ended
	December 31, 2015		December 31, 2014		Variance
Interest	$(461,156)	63%	$(518,771)	11%	$57,615	11%
Loss on change in fair value of warrant and derivatives	(239,625)	33%	324	-%	(239,949)	100%
Loss on disposal of subsidiaries	(26,058)	4%	-		(26,058)	100%
Loss on settlement of debt	-	-%	(4,159,851)	89%	4,159,851	(100)%
Total	$(726,839)	100%	$(4,678,298)	100%	$3,951,459	87%

Interest expense decreased from $518,771 to $461,156, a $57,615 or 11% decrease.  In 2015, we incurred a non-cash interest charge relating to issued convertible debt of $306,913 and debt discount amortization of $55,002 in the current period as compared to $-0- in 2014. However, 2014, we incurred a significant recapitalization of the Company over the prior nine months.

Gain (loss) on change in fair value of derivative liabilities During the nine months ended December 31, 2015, we issued convertible promissory notes with an embedded derivative, all requiring us to fair value the derivatives each reporting period and mark to market as a non-cash adjustment to our current period operations. This resulted in a loss of $239,625 on change in fair value of derivative liabilities for the nine months ended December 31, 2015 compared to a gain of $324 from a 2014 warrant liability.

Loss on disposal of Subsidiaries:

During the nine months ended December 31, 2015, we disposed of our majority owned subsidiary, Vickey Brown Investments and Safe Management, a wholly owned subsidiary. As such, we incurred a loss on disposal of $26,058 during the current period.

Cash Used in Operating Activities:

During the nine months ended December 31, 2015, our rate of usage of cash on a monthly basis from operations to approximately $109,000 as compared to approximately $196,000 in the same period last year.

Liquidity and Capital Resources

During the nine months ended December 31, 2015, the Company incurred a loss from operations of $2,211,812. However, only $979,080 was cash related. This negative cash flow was funded by existing cash and borrowing on convertible notes. As a result, our cash and cash equivalents decreased by $789,070 to $7,097 from the beginning of the fiscal year of $796,167.

The Company's current liabilities exceeded its current assets (working capital deficit) by $3,059,995 as of December 31, 2015 as compared to $1,204,965 at March 31, 2015. The increase in the working capital deficit is primarily due to the decrease in our cash balance.

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

For the periods ended December 31, 2015 and 2014, the Company did not grant stock options to employees.

Fair Value of Financial Instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2015 and March 31, 2015. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, notes payable, convertible notes payable, derivative liabilities and accounts payable. Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

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

ITEM 4 – CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”) as of the end of the period covered by this Quarterly Report on Form 10-Q. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

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

Changes in Internal Controls

Other than mentioned above, there were no changes in our internal controls over financial reporting during the fiscal quarter ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On October 13, 2014, Evenflow filed a Stipulation of Settlement (the "Settlement") with the Court, in connection with the NJ Action. Pursuant to the Settlement, the Company agreed to pay to Evenflow $425,000 (the "Settlement Amount") in quarterly payments (the "Quarterly Payments") equal to 10% of the net revenue (revenue less allowances, returns and payments to revenue sharing agreements) of the Company as reported in the Company's periodic reports filed on Form 10-Q or Form 10-K (collectively, the "Periodic Reports") commencing with the Company's September 30, 2014 Periodic Report. The Quarterly Payments are due and payable by the Company on the tenth day following the filing of each Periodic Report. In addition to the Quarterly Payments, the Company agreed to make an initial payment in the amount of $25,000 upon the filing of the Settlement with the Court, as well as a payment in the amount of $25,000 due on the 12 month anniversary of the Initial Payment. We are currently renegotiating the payment terms of this “Settlement”.

The Company may be subject to other legal proceedings and claims which arise in the ordinary course of its business. Although occasional adverse decisions or settlements may occur, the Company believes that the final disposition of such matters should not have a material adverse effect on its financial position, results of operations or liquidity. The Company had no other pending legal proceedings or claims other than described above as of December 31, 2015.

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

On November 13, 2015, the Company issued a Convertible Promissory Note (the “Crown Note”) to Crown Bridge Partners LLC (“Crown”) in the principal amount of $35,000. The financing closed on November 13, 2015.

The Crown Note bears interest at the rate of 5% per annum.  All interest and principal must be repaid on November 13, 2016.  The Crown Note is convertible into common stock, at Crown’s option, at a 52% discount of the lowest closing bid prices of the common stock during the 20 trading day period prior to conversion.  In the event the Company prepays the Crown Note in full, the Company is required to pay off all principal, interest and any other amounts owing multiplied by (i) 130% if prepaid during the period commencing on the closing date through 90 days thereafter, (ii) 160% if prepaid 91 days and thereafter following the closing

Crown has agreed to restrict its ability to convert the Crown Note and receive shares of common stock such that the number of shares of common stock held by them in the aggregate and their affiliates after such conversion or exercise does not exceed 9.99% of the then issued and outstanding shares of common stock.   The total net proceeds the Company received from this Offering was $35,000.

As of the date hereof, the Company is obligated on $35,000 in face amount of Crown Note issued to Crown. The Crown is a debt obligation arising other than in the ordinary course of business which constitute a direct financial obligation of the Company.

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

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4 – MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5 – OTHER INFORMATION

On July 29, 2015 (the “Dismissal Date”), the Company advised Fiondella, Milone & LaSaracina LLP (the “Former Auditor”) that it was dismissed as the Company’s independent registered public accounting firm. The decision to dismiss the Former Auditor as the Company’s independent registered public accounting firm was approved by the Company’s Board of Directors on July 29, 2015. On July 28, 2015 (the “Engagement Date”), the Company engaged Liggett & Webb P.A. (“New Auditor”) as its independent registered public accounting firm for the Company’s fiscal year ended March 31, 2016. The decision to engage the New Auditor as the Company’s independent registered public accounting firm was approved by the Company’s Board of Directors.

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

INVESTVIEW, INC

Dated: February 16, 2016	By:	/s/ Dr. Joseph J. Louro
Dr. Joseph J. Louro
Chief Executive Officer
(Principal Executive Officer)

Dated: February 16, 2016	By:	/s/ William C. Kosoff
William C. Kosoff
Chief Financial Officer
(Principal Financial Officer and Accounting Officer)

