Form 10-K
period 2016-03-31
Investview, Inc.
filed 2016-07-14
CIK 862651

U.S. Securities and Exchange Commission

Washington, DC 20549

FORM 10-K

☒   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED

March 31, 2016

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from__________________ to _______________________.

Commission File Number 000-27019

Investview, Inc.

(Exact name of registrant as specified in its charter)

Nevada	87-0369205
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

745 Hope Road

Eatontown, New Jersey, 07724

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

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act) Yes ☐      No  ☒

As of September 30, 2015, the aggregate market value of the issued and outstanding common stock held by non-affiliates of the registrant, based upon the closing price of the common stock as traded on the OTC QB of $0.30 was approximately $2,256,470. For purposes of the above statement only, all directors, executive officers and 10% shareholders are assumed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for any other purpose.

As of July 14, 2016, there were 24,728,111shares of common stock par value $.001 per share, outstanding.

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

ITEM 1.   BUSINESS

Corporate History

Investview, Inc. (hereinafter referred to as the “Company”, “Investview” or “INVU”) was formed in the State of Nevada on August 19, 2005. Effective September 16, 2006, the Company changed its name to TheRetirementSolution.com, Inc., on October 1, 2008 the Company changed its name to Global Investor Services, Inc. and on March 27, 2012, the Company changed its name to Investview, Inc. In June 2011 a new Chief Executive Officer was appointed. . The Company’s stock symbol is INVU.

Overview

Investview is a New Jersey-based financial services organization. The Company operates primarily through its wholly- and majority-owned subsidiaries, to provide financial products and services to accredited investors, self-directed investors and select financial institutions. Investview, Inc. also provides investor education products and newsletters that provide actionable trading ideas. In addition during this fiscal year the Company began offering Foreign Exchange.Currency trading newsletters.

Legacy Products

Investview provides a broad suite of products that allow the self-directed individual investor to find, analyze, track and manage his or her portfolio. These educational services focus on empowering investors with the skills that allow them to rely on their own investing knowledge to make intelligent and sound investment decisions. Investview’s primary legacy product is an all-inclusive on-line education, analysis and application platform.

Recent Developments

On December 2, 2014, the Company entered into a purchase agreement (the "Purchase Agreement") with CertusHoldings, Inc., a Delaware corporation, pursuant to which the Company agreed to acquire CertusSecurities, Inc., a Georgia Corporation (“CSI”), and CertusInvestment Advisers, LLC, a Georgia limited liability company (“CIA”). The aggregate purchase price was $190,000 plus 1,600,000 shares of the Company’s common stock for the option to acquire from third party. On March 13, 2015, in connection with the sale of GGI, Inc., 1,350,000 previously issued common shares for the right to acquire CertusHoldings, Inc. were returned and cancelled. The fair value of the net common shares issued of $512,500 (250,000) was charged to current period operations as indirect acquisition costs. The closing is subject to board and regulatory approval.

In June of 2015, we informed the Financial Regulatory Authority, (FINRA), that we would withdraw our application requesting change in ownership of Certus Securities and certain other CSI assets.

After continued due diligence, we discovered that CSI was closing key branch office locations and its designated financial planning offices. These closures drastically diminished the value of the asset being purchased and the integrity of the business plan. Subsequently, we were unable to secure financing to meet the capital requirements for Broker Dealer organizations as required by FINRA. Upon withdrawal from FINRA, we terminated a Letter of Intent that had been entered into between the parties and withdrew from the Purchase Agreement effectively terminating our pending purchase of the CSI assets.

our LOI and withdrew from the purchase agreement terminating our pending purchase of CSI assets.

In August 2014, the Company formed Vickrey Brown Investments, LLC, a limited liability company under the laws of California with 51% membership interests specializing in investment strategies which combine quantitative strategies, forensic accounting and volatility controls. At formation, the minority members paid an aggregate of $1,000 as equity in their collective contribution. The Company contributed $120,000 as its equity contribution and is contingently obligated to issue 500,000 shares of common stock upon achieving certain milestones (as defined). Prior to all distributions, the Company is to receive 25% of all revenue generated until at which time the $120,000 equity contribution of the Company has been paid.

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

Employees

As of July 14, 2016, the Company has 7 employees. The Company has not experienced any work stoppages and considers relations with its employees to be good.

Internet Address

Additional information concerning our business can be found on our Web site at www.Investview.com and com for the most up-to-date corporate financial information, presentation announcements, transcripts and archives. Web site links provided in this report, although correct when published, may change in the future. We make available free of charge on our Web site our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports, as soon as reasonably practicable after we electronically file such material with or furnish it to the SEC.

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

From our inception on August 1, 2005 through March 31, 2016, we have incurred cumulative losses of $100,621,788. As a result of the start-up nature of our business, we expect to continue to incur substantial expenses. There can be no assurance that we will achieve profitability in the immediate future or at any time. Our cash balance on March 31, 2016 was $7,697 and our average cash burn for the year ended March 31, 2016 was approximately $85,000 per month. As of the date of this filing, we have minimal operating capital to continue our business and marketing initiatives for the next 12 months. As a result, the Company continues to actively secure additional financing for working capital through the sale of its securities.

Our independent auditors have expressed substantial doubt about our ability to continue as a going concern.

In their audit opinion issued in connection with our consolidated balance sheet as of March 31, 2016 and our related consolidated statements of operations, deficiency in stockholders’ equity, and cash flows for the year ended March 31, 2016, our auditors have expressed substantial doubt about our ability to continue as a going concern given our recurring net losses, negative cash flows from operations and the limited amount of funds on our balance sheet.  We have prepared our consolidated financial statements on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.  The consolidated financial statements do not include any adjustments that might be necessary should we be unable to continue in existence. This could make it more difficult to raise capital in the future.

Given our historical financial losses and current financial condition, we will need additional financing to execute our business plan for the fiscal year ending March 31, 2016. Our inability to obtain sufficient additional capital could reduce the value the market currently places on our common stock.

We have no current commitment for such future funding and there can be no assurance that additional capital will be available on terms acceptable to us, or at all. Selling additional stock dilutes the equity interests of our stockholders. Further, if we sell stock at a price lower than the conversion price of the Notes held by the selling stockholders, the number of shares of our common stock issuable upon conversion of those Notes will automatically increase; thereby further diluting the equity interests of our stockholders. If we are unable to secure additional capital, we will be forced to reduce our investment in development and commercialization efforts, which will impair our ability to execute our plans. We used cash of  $1,025,948 in operating activities for the fiscal year ended March 31, 2016.

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

For the operating period since inception (August 1, 2005) through March 31, 2016, we have incurred a net cumulative loss of $100,621,788. The Net Operating Loss for the year ended March 31, 2016 was $2,104,430. We expect to continue to incur losses as we spend additional capital to market our products and establish our infrastructure and organization to support anticipated operations.  We cannot be certain whether we will ever be profitable, or if we do, that we will be able to continue to be profitable. Also, any economic weakness or global recession may limit our ability to market our products. Any of these factors could cause our stock price to decline and result in you losing a portion or all of your investment.

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

Additionally, in recent years the stock market in general, and the OTC Markets and technology stocks in particular, have experienced extreme price and volume fluctuations. In some cases these fluctuations are unrelated or disproportionate to the operating performance of the underlying company. These market and industry factors may materially and adversely affect our stock price regardless of our operating performance. The historical trading of our common stock is not necessarily an indicator of how it will trade in the future and our trading price as of the date of this prospectus is not necessarily an indicator of what the trading price of our common stock might be in the future. In the past, class action litigation has often been brought against companies following periods of volatility in the market price of those companies’ common stock. If we become involved in this type of litigation in the future it could result in substantial costs and diversion of management attention and resources, which could have a further negative effect on your investment in our stock.

Shares of our common stock may be subject to price illiquidity and volatility because our shares may continue to be thinly traded and may never become eligible for trading on Nasdaq or a national securities exchange.

Although a trading market for our common stock exists, the trading volume has not been significant and an active trading market for our common stock may never develop. There currently is no analyst coverage of our business. During the period from March 31, 2015 through March 31, 2016  the average daily trading volume of our common stock was approximately  5,938 shares (or approximately   0.1% of the shares currently available in the market as of March 31, 2016). The trading volume of our shares will continue to be limited due to resale restrictions under applicable securities laws and the fact that approximately 55% of our outstanding shares are held by officers, directors and stockholders holding greater than a 5% interest in the Company. As a result of the limited trading market for our common stock and the lack of analyst coverage, the market price for our shares may continue to fluctuate significantly and will likely be more volatile than the stock market as a whole. There may be a limited demand for shares of our common stock due to the reluctance or inability of certain investors to buy stocks quoted for trading on the OTC Markets, lack of analyst coverage of our common stock and limited trading market for our common stock. As a result, even if prices appear favorable, there may not be sufficient demand to complete a stockholder’s sell order. Without an active public trading market or broader public ownership, shares of our common stock are likely to be less liquid than the stock of public companies with broad public ownership and an active trading market, and any of our stockholders who attempt to sell their shares in any significant volumes may not be able to do so at all, or without depressing the publicly quoted bid prices for our shares.

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

If we fail to maintain adequate internal controls or fail to implement required new or improved controls, as such control standards are modified, supplemented or amended from time to time; we may not be able to assert that we can conclude on an ongoing basis that we have effective internal controls over financial reporting. Effective internal controls are necessary for us to produce reliable financial reports and are important in the prevention of financial fraud.  If we cannot produce reliable financial reports or prevent fraud, our business and operating results could be harmed, investors could lose confidence in our reported financial information, and there could be a material adverse effect on our stock price. We have examined and evaluated our internal control procedures, including controls over financial reporting to satisfy the requirements of Section 404(a) of the Sarbanes-Oxley Act, as required for our Annual Report on Form 10-K for the year ended March 31, 2016, and noted weaknesses that need to be addresses during the current reporting period in order for our internal controls to be effective. Failure to implement and maintain internal controls in accordance with sections 302 and 404(a) of the Sarbanes-Oxley Act of 2002 could have a material adverse effect on our business and stock price.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.  PROPERTIES

In February 2016, in order to reduce expenses, the Company’s corporate offices were relocated into a smaller space of approximately 800 square feet for $1200 per month at 745 Hope Road, Eatontown, New Jersey. Currently, the three employees in the Utah operations are telecommuting and the Company’s servers have been relocated into a “Computing Cloud” service.

The Company believes that its current properties are adequate for its current and immediately foreseeable operating needs. The Company does not have any policies regarding investments in real estate, securities or other forms of property.

ITEM 3. LEGAL PROCEEDINGS

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business.  However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. The Company had no pending legal proceedings or claims other than described above as of March 31, 2016.

None of our directors, officers, or affiliates are involved in a proceeding adverse to our business or have a material interest adverse to our business.

ITEM 4. Mine Safety Disclosure

Not applicable

PART II

ITEM  5.   MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

The Company’s common stock is traded on OTC Markets on the OTCQB under the stock symbol “INVU”. Prior to April 9, 2012, the stock symbol was GISV. For an interim period of twenty business days the stock symbol was GISVD. On May 7, 2012, it reverted to GISV. Then on May 17, 2012 it assumed the new stock symbol “INVU”. The following table sets forth the high and low bid prices of its Common Stock, as reported by the OTCQB for the last two fiscal years and subsequent quarterly periods. The quotations set forth below reflect inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions.

	2016 Fiscal Year
	High	Low
January 1, 2016 - March 31, 2016	$0.15	$0.07
October 1, 2015 - December 31, 2015	2.50	0.07
July 1, 2015- September 30, 2015	1.50	0.07
April 1, 2015-June 30, 2015	1.14	0.57

	2015 Fiscal Year
	High	Low
January 1, 2015 - March 31, 2015	$2.50	$0.55
October 1, 2014 - December 31, 2014	2.50	0.82
July 1, 2014 - September 30, 2014	1.50	0.78
April 1, 2014-June 30, 2014	1.94	0.80

As of July 14 2016, there were approximately 450 holders of record of the Company’s common stock, and 24,728,111 shares outstanding.

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

Securities Authorized for Issuance Under Equity Compensation Plans

Equity Compensation Plan Information

The following table summarizes the equity compensation plans under which our securities may be issued as of March 31, 2016.

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

RECENT SALES OF UNREGISTERED SECURITIES

In May 2015, the Company issued 25,000 shares of its common stock for legal services valued at $26,250, which represents the value of the services received and which did not differ materially from the value of the stock issued.

In July 2015, the Company issued an aggregate of 36,835 shares of common stock for consulting services valued at $25,785, which represents the value of the services received and which did not differ materially from the value of the stock issued.

In August 2015, the Company issued 20,000 shares of its common stock for consulting services valued at $6,200, which represents the value of the services received and which did not differ materially from the value of the stock issued.

In March 2016, the Company issued 250,000 shares of its common stock for consulting services valued at $34,750, which represents the value of the services received and which did not differ materially from the value of the stock issued.

In March 2016, the Company issued 100,000 shares of its common stock in settlement of $3,000 of convertible notes payable.

Stock Options and Warrants

During the year ended March 31, 2016, we issued detachable warrants granting the holder the right to acquire an aggregate of 320,000 shares of the Company’s common stock at $0.50 per share and expire 2 years from the date of issuance in connection with the issuance of convertible promissory notes.

Secured Note Financing

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

The JMJ Note bears interest at the rate of 12% per annum after three months. All interest and principal must be repaid on September 25, 2017. The Note is convertible into common stock, at JMJ Financial’ s option, at a 60% discount to the lowest trading price of the common stock during the 25 trading day period prior to conversion

On March 30, 2016, the Company issued 100,000 shares of its common stock in settlement of $3,000 principal.

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

Convertible Promissory Notes dated February 24, 2016

On February 24, 2016, the Company issued an aggregate of $160,000 convertible promissory notes bearing interest at 12% per annum due upon maturity along with principal on August 31, 2016.

The convertible promissory notes are convertible, at the holders’ option, at $0.10 per share at any time, the due date or the time of a $5 million equity event, as defined.

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

The table below outlines revenues and significant operating expenses for comparable periods:

Revenues:

	Year Ended		Year Ended
	March 31, 2016		March 31, 2015		Variance

Total	$353,926	100%	$709,229	100%	$(355,303)	(50)%

We realized a drop in our revenues of 50% for the year ended March 31, 2016 from the prior year as we continue to transition to our online based modeling. We proactively introduced both new products and a new marketing strategy to improve the lifetime value of our accounts. We are now emphasizing our online based business model which provides subscription based services including trading ideas, tools and education through live and recorded webinars and is marketed through a number of online media channels. Our trading and education tools are located at www.Investview.com whereas our 7 minute products have their own websites:www.7minute trader.com, 7minuteoptions.com, 7minutestocks.com and coming soon 7minuteinvestor.com.

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

Operating costs

	Year Ended		Year Ended
	March 31, 2016		March 31, 2015		Variance
Cost of sales and service	$43,484	2%	$81,841	1%	$(38,357)	(47)%
Selling, general and administrative	1,975,255	98%	5,536,771	99%	(3,561,516)	(64)%
Total	$2,018,739	100%	$5,618,612	100%	$(3,599,873)	(64)%

Operating costs were decreased approximately $3,600,000 year over year primarily from our decrease in selling, general and administrative costs, depreciation and amortization, cost of sales and service.

During the year ended March 31, 2016, our cost of sales and service was $43,484 as compared to $81,841 during the year ended March 31, 2015. Most of this expense is composed of stock market data feeds to the Company’s core educational product line’s stock analysis tools. During the year ended March 31, 2016, carrier costs decreased as compared to the prior year. Also important to note is that the 7 minute products do not use data feeds.

Our selling, general and administrative expenses decreased from $5,536,771 last fiscal year to $1,975,255 in fiscal year 2016 or $3,561,516 (64%). The primary decrease is due to our reduced operating costs incurred and a reduction in stock based compensation paid to our key consultants.

Other income and expenses:

	Year Ended		Year Ended
	March 31, 2016		March 31, 2015		Variance

Interest expense, net	$(660,498)	150%	$(583,809)	12%	$(76,689)	(13)%
Gain on change in fair value of warrant and derivative liability	246,939	(56)%	324	(-)%	246,615	-%
Loss on settlement of debt and warrants	-		(4,159,851)	88%	4,159,851	100%
Loss on sale of subsidiary	(26,058)	5%	(1,801)	-	(24,257)	(1,347)%
Total	$(439,617)	100%	$(4,745,137)	100%	$4,305,520	91%

Interest expense increased from $583,809 to $660,811, a $76,689 or 13% increase.  The increase is because of a additional borrowing in the current year as compared to last year.

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

During the year ended March 31, 2016, we issued convertible notes that contain certain reset provisions.  As such, we are required to record these reset provisions as a liability and mark them to market each reporting period.  For the year ended March 31, 2016, we recorded a gain of $246,939 in change in the fair value of these reset provisions vs. a $-0- in fiscal year 2015.

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

Loss on disposal of Subsidiaries:

During the year ended March 31, 2016, we disposed of our majority owned subsidiary, Vickey Brown Investments and Safe Management, a wholly owned subsidiary. As such, we incurred a loss on disposal of $26,058 during the current period.

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

Loss on discontinued operations:

As of March 31, 2013, we had ceased operating Instilend Technologies, Inc., a subsidiary we acquired on October 24, 2012. As such, we classified the operating results as discontinued operations for the year ended March 31, 2016 and 2015.

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

The Results of Operations classified as discontinued operations for the years ended March 31, 2016 and 2015:

	2016	2015
Sales	$-	$-

Operating costs:
Selling, general and administrative	-	(232,168)
Total operating costs	-	(232,168)
	-
Net income (loss) before income tax benefit	-	232,168
Income tax (benefit)	-
Net Income	$-	$232,168

Cash Used in Operating Activities:

During the year ended March 31, 2016, we reduced our rate of usage of cash on a monthly basis from operations to approximately $84,700 as compared to approximately $220,700 in the same period last year.

Liquidity and Capital Resources

During fiscal year 2016, the Company incurred a loss from operations of $2,104,430. However, only $1,025,948 was cash related. This negative cash flow was funded by additional borrowing. As a result, our cash and cash equivalents were $7,697 a decrease of $798,040 from the previous year of $805,737.

As of March 31, 2016, the Company’s current liabilities exceeded its current assets equal to a working capital deficit of $2,823,549. A year ago, at March 31, 2015, the working capital deficit was $1,204,965. Most significantly, our related party debt, primarily accrued salaries and wages, increased from $392,800 to $629,533 for the current year. Also, the current maturity of our long term debt increased from $613,449 to $853,826 for the current period. In addition, our accounts payable increased from $1,025,307 for the year ended March 31, 2015 to $1,142,465 for the year ended March 31, 2016, an increase of $117,158. Additionally deferred revenue is a non-cash current liability equal to $13,128 as compared to $41,585 the prior year.

A summary of our outstanding debt for current and prior year is detailed below. We financed our cash requirements operations via issuance of additional convertible debt and an increase in our accounts payable and accrued expenses:

19

	3/31/2016
	Gross	Discount	Net
Accounts payable and accrued liabilities	$1,142,465	$-	$1,142,465
Deferred Revenue	13,128	-	13,128
Due to related parties	629,533	-	629,533
Settlement payable-Note 6	344,392	-	344,392
Notes payable-Note 7	245,399	-	245,399
Convertible notes-Note 9	1,805,260	174,337	1,630,923
Accrued interest, long term	207,137	-	207,137
Derivative liabilities	258,808	-	258,808
Current liabilities from discontinued operations	120,266	-	120,266
	$4,766,388	$174,337	$4,592,051

	3/31/2015
	Gross	Discount	Net
Accounts payable and accrued liabilities	$1,025,307	$-	$1,025,307
Deferred Revenue	41,585	-	41,585
Due to related parties	392,800	-	392,800
Settlement payable-Note 6	373,449		373,449
Notes payable-Note 7	240,000	-	240,000
Convertible notes-Note 9	1,603,121	-	1,603,121
Accrued interest, long term	96,275	-	96,275
Current liabilities from discontinued operations	120,266	-	120,266
	$3,892,803	$-	$3,892,803

Auditor’s Opinion Expresses Doubt About the Company’s Ability to Continue as a “Going Concern”

The independent auditors report on our March 31, 2016 consolidated financial statements states that the Company's historical losses and accumulated deficiency raise substantial doubts about the Company's ability to continue as a going concern, due to the losses incurred and accumulated deficiency. If we are unable to develop our business, we will have to reduce, discontinue operations or cease to exist, which would be detrimental to the value of the Company's common stock. We can make no assurances that our business operations will develop and provide us with significant cash to continue operations.

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

As of March 31, 2016 and 2015, the Company’s deferred revenue was $13,128 and $41,585, respectively.

Website Development Costs

The Company recognizes website development costs in accordance with Accounting Standards Codification subtopic 350-50, Website Development Costs ("ASC 350-50”). As such, the Company expenses all costs incurred that relate to the planning and post implementation phases of development of its website. Direct costs incurred in the development phase are capitalized and recognized over the estimated useful life. Costs associated with repair or maintenance for the website is included in cost of net revenues in the current period expenses. During the years ended March 31, 2016 and 2015, the Company did not capitalize any costs associated with the website development.

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

Stock-based compensation expense in connection with options granted to employees and directors for the years ended March 31, 2016 and 2015 was $-0-.

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

Derivative Liability

The Company accounts for derivatives in accordance with ASC 815, which establishes accounting and reporting standards for derivative instruments and hedging activities, including certain derivative instruments embedded in other financial instruments or contracts and requires recognition of all derivatives on the balance sheet at fair value, regardless of hedging relationship designation. Accounting for changes in fair value of the derivative instruments depends on whether the derivatives qualify as hedge relationships and the types of relationships designated are based on the exposures hedged. At March 31, 2016 and 2015, the Company did not have any derivative instruments that were designated as hedges. See Note 9 for discussion of the Company’s derivative liabilities.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On July 29, 2015 (the “Dismissal Date”), the Company advised Fiondella, Milone & LaSaracina LLP (the “Former Auditor”) that it was dismissed as the Company’s independent registered public accounting firm. The decision to dismiss the Former Auditor as the Company’s independent registered public accounting firm was approved by the Company’s Board of Directors on July 29, 2015. Except as set forth below, the reports of the Former Auditor on the Company’s consolidated financial statements for the years ended March 31, 2014 and March 31, 2015 did not contain an adverse opinion or disclaimer of opinion, and such reports were not qualified or modified as to uncertainty, audit scope, or accounting principle. The reports of the Former Auditor on the Company’s financial statements for each of the years ended March 31, 2014 and March 31, 2015 contained an explanatory paragraph, which noted that there was substantial doubt about the Company’s ability to continue as a going concern.

During the years ended March 31, 2014 and March 31, 2015, and through the Dismissal Date, the Company has not had any disagreements with the Former Auditor on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the Former Auditor’s satisfaction, would have caused them to make reference thereto in their reports on the Company’s consolidated financial statements for such years.

During the years ended March, 2014 and March 31, 2015, and through the Dismissal Date, there were no reportable events, as defined in Item 304(a)(1)(v) of Regulation S-K.

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

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that material information required to be disclosed in our periodic reports filed under the Securities Exchange Act of 1934, as amended, or 1934 Act, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to ensure that such information is accumulated and communicated to our management, including our chief executive officer and acting chief financial officer as appropriate, to allow timely decisions regarding required disclosure. We carried out an evaluation, under the supervision and with the participation of our management, including the principal executive officer and the principal financial officer (principal financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13(a)-15(e) under the 1934 Act, as of the end of the period covered by this report. Based on this evaluation, because of the Company’s limited resources and limited number of employees, management concluded that our disclosure controls and procedures were ineffective as of March 31, 2016.

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

With the participation of our Chief Executive Officer and Acting Chief Financial Officer (principal financial officer), our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of March 31, 2016 based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013) ("COSO"). Based on our evaluation and the material weaknesses described below, management concluded that the Company did not maintain effective internal control over financial reporting as of March 31, 2016 based on the COSO framework criteria. Management has identified control deficiencies regarding the lack of segregation of duties, tax compliance issues and the need for a stronger internal control environment. Management of the Company believes that these material weaknesses are due to the small size of the Company’s accounting staff and reliance on outside consultants for external reporting.  The small size of the Company’s accounting staff may prevent adequate controls in the future, such as segregation of duties, due to the cost/benefit of such remediation.

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

In light of this material weakness, we performed additional analyses and procedures in order to conclude that our consolidated financial statements for the year ended March 31, 2016 included in this Annual Report on Form 10-K were fairly stated in accordance with US GAAP. Accordingly, management believes that despite our material weaknesses, our consolidated financial statements for the year ended March 31, 2016 are fairly stated, in all material respects, in accordance with US GAAP.

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

Changes in Internal Controls

During the fiscal quarter ended March 31, 2016, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

ITEM 9B. OTHER INFORMATION

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following table sets forth certain information with respect to our directors and executive officers.

Name	Age	Position
Dr. Joseph J. Louro	60	Chief Executive Officer and Chairman of the Board
William Kosoff	74	Director
Nicholas S. Maturo	67	Director
Louis Sagar	60	Director

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

The Board met formally a total of four times during fiscal 2016.

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

Section 16(a) Compliance

Section 16(a) of the Securities Exchange Act of 1934, requires our directors, executive officers and persons who own more than 10% of our common stock to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other of our equity securities. During the year ended March 31, 2016, our officers, directors and 10% stockholders made the required filings pursuant to Section 16(a).

ITEM 11. EXECUTIVE COMPENSATION

Directors’ Compensation

Compensation for outside Directors has been set at $6,000 annually plus re-imbursement of reasonable and ordinary expenses. Compensation for outside directors was suspended from September 2010 and resumed as of April 1, 2013.

Executive Officers’ Compensation

The following table sets forth information concerning the annual and long-term compensation earned by or paid to our Chief Executive Officer and to other persons who served as executive officers as at and/or during the fiscal year ended March 31, 2016 or who earned compensation exceeding $100,000 during fiscal year 2016 (the “named executive officers”), for services as executive officers for the last two fiscal years.

Summary Compensation Table

Name and Principal Position	Fiscal Year	Salary		Stock Award	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Non Qualified Deferred Compensation Earnings	All Other Compensation	Total
		($)		($)	($)	($)	($)	($)	($)
Dr. Joseph J. Louro	2015	300,000	(1)						300,000
CEO and Chairman	2016	200,000	(1)						200,000
William C. Kosoff	2015	150,000	(2)	51,500	None	None	None	38,548e	150,000
Controller and CFO	2016	87,850	(2)		None	None	62,250		150,000
David M. Kelley	2015	269,019	(3)	237,328	None	None	None	13,635	506,917
Former COO	2016	None							None
Jordan Kimmel CIO	2015	90,000	(4)	271,500	None	None	None	None	391,500
	2016	80,000						20,000	100,000

(1)	Dr. Joseph Louro agreed to receive $1 per year in cash compensation until the company reaches positive cash flow from operations on a consistent basis before taking any cash compensation.. Dr. Louro has received any cash compensation as of March 31, 2016. Dr. Louro voluntarily reduced his accrued compensation during FY 2015 and FY 2016 commensurate with the decline in revenues.
(2)	William Kosoff was furloughed in December of 2015 due to working Capital constraints. Per his employment contract a total of $62,250 was accrued during FY 2016. During FY 2015 $51,500 was paid in stock and $38,548 in cash for accrued back salary from FY 2013, FY 2014, and FY 2015.
(3))	David Kelley resigned on July 14, 2014, Mr. Kelley resigned his position with the Company and was paid his salary earned to that date. In addition he was awarded the 237,328 shares he earned from his vested Restricted Stock Units (RSU’s). The “Other Compensation” Income was paid 15,000 shares valued at $13,635 for 3 months of transitional consulting following his resignation.

(4))	Jordan Kimmel joined the Company as Chief Investment Officer in February 2014. He was paid an annual salary of $120,000 per his Employment Contract, and awarded 150,000 shares from RSU’s that vested February 6, 2015. In August of 2015 Jordan resigned for personal reasons. He forfeited any claim on his employment contract and agreed on a settlement of $12,500 cash.

Outstanding Equity Awards at Fiscal Year-End Table.

Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)

	NONE			$

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

William Kosoff

On February 6, 2007 the Company entered into a two year employment contract with William Kosoff as President and CFO (the “Kosoff Agreement”). In December 2015 Mr. Kosoff was furloughed by the Company and 62,250 in salary was accrued per the terms of his agreement. The Kosoff Agreement provides a first year annual salary of $150,000 with annual increases and performance based bonuses. The Kosoff Agreement automatically renewed for a successive two year term as of November 10th 2014.

Jordan Kimmel

On February 1, 2014 the Company entered into a two year employment contract with Jordan Kimmel as Chief Investment Officer. The “Kimmel” agreement provides a base salary of $120,000 and 150,000 Restricted Stock Units (RSU’s) vesting semiannually that fully vested on February 1, 2015. The agreement provides for additional ash and equity compensation awards based on certain measurable accomplishments in achieving revenue goals and for securing investment capital for the Company through his direct efforts. The Kimmel agreement automatically renews 90 calendar days before the expiration date of the contract. On August 1, 2015Mr. Kimmel resigned for personal reasons and forfeited his contract for a cash settlement of $12,500.

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

Upon death or disability, the employee is entitled to the following:

•	all accrued and unpaid compensation as of the date of such termination and expense reimbursement;
•	all restricted stock and options issued to Employee shall become fully vested; and
•	one year of salary, which is applicable to Mr. Kosoff only.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table provides information as to shares of common stock beneficially owned as of July 14, 2016 by:

•	each director;

•	each officer named in the summary compensation table;

•	each person owning of record or known by us, based on information provided to us by the persons named below, to own beneficially at least 5% of our common stock; and

•	all directors and executive officers as a group.

Name of Beneficial Owner (1)	Common Stock Beneficially Owned	Percentage of Common Stock (2)
Dr. Joseph J. Louro (1)	8,208,496	33.19%
Nicholas S. Maturo(1)	178,063	0.72%
William C. Kosoff (1)	1,126,460	4.56%
Louis Sagar(1)	150,000	0.61%
G. Bart Rice	5,681,484	39.08%

All Officers and Directors as a group (5 Persons)	9,663,019	24.83%

(1)	Except as otherwise indicated, the address of each beneficial owner is c/o Investview, Inc., 745 Hope Road, Eatontown, New Jersey, 07724

(2)	Applicable percentage ownership is based on 24,728,411 shares of common stock outstanding as of July 14, 2016, together with securities exercisable or convertible into shares of common stock within 60 days of July 14, 2016 for each stockholder. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock that are currently exercisable or exercisable within 60 days of July 14, 2016 are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

No Director, executive officer, affiliate or any owner of record or beneficial owner of more than 5% of any class of voting securities of the Company is a party adverse to the Company or has a material interest adverse to the Company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The Company is periodically advanced noninterest bearing operating funds from related parties and shareholders.  The advances are due on demand and unsecured. At March 31, 2016 and 2015, due to related party was $156,573 and $102,250, respectively. In addition, as of March 31, 2016 and 2015, the Company accrued an aggregate of $472,960 and $290,550 of unpaid officer salaries and wages, respectively.

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

On August 6, 2012, the Company issued a $100,000 convertible promissory note with interest at 8% per annum, due August 6, 2015 to the Company’s CEO.  The note is convertible into the Company’s common stock at $4.00 per share. In connection with the issuance of the note, the Company issued 12,500 warrants to purchase the Company’s common stock at $6.00 per share over five years. On June 30, 2014, the Company exchanged the convertible note and warrants to acquire the Company’s common stock for new convertible note and warrants. In connection with the exchange, the Company recorded a loss on settlement of debt of $114,053 representing the fair value of the issued warrants.

On August 12, 2012, the Company issued a $100,000 convertible promissory note with interest at 8% per annum, due August 12, 2015 to the Company’s former COO.  The note is convertible into the Company’s common stock at $4.00 per share. In connection with the issuance of the note, the Company issued 12,500 warrants to purchase the Company’s common stock at $6.00 per share over five years. On June 30, 2014, the Company exchanged the convertible note and warrants to acquire the Company’s common stock for new convertible note and warrants. In connection with the exchange, the Company recorded a loss on settlement of debt of $113,815 representing the fair value of the issued warrants. During the year ended March 31, 2016, previously settled as described above was disputed. Therefore, the original note, currently in default, was restored as originally recorded and related warrants exchanged were cancelled. The repayment of this note is currently being renegotiated.

On March 30, 2013, the Company issued a $262,500 convertible promissory note with interest at 8% per annum, due March 31, 2016 to a trust under the control of the Company’s former CFO.  The note is convertible into the Company’s common stock at $4.00 per share. In connection with the issuance of the note, the Company issued 32,813 warrants to purchase the Company’s common stock at $6.00 per share over five years. On December 31, 2014, the Company issued 74,513 shares of its common stock in full settlement of the note payable and accrued interest. No gain or loss was incurred in settlement of debt.

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

During the years ended March 31, 2016 and 2015, the Company amortized an aggregate of $-0- and $81,326 of debt discounts and accrued interest of $40,125 and $123,778 to operations, respectively.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

We engaged Liggett & Webb P.A. ("Liggett") as our independent registered public accounting firm for the audit of our financial statements for the year ended March 31, 2016 commencing June 2015.  Prior to the engagement of Liggett, Fiondella, Milone and LaSaracina LLP (“FML”) served as our independent registered public accounting firm.

The following is a summary of the fees billed to the Company for professional services rendered for the fiscal years ended March 31, 2016 and 2015.

	March 31, 2016	March 31, 2015
Audit Fees	$22,500	$97,175
Audit Related Fees		1,560
Tax Fees		20,621
All Other Fees	-	-
Totals	$22,500	$119,356

During the year end March 31, 2016, Liggett and FML billed $22,500 and $97,175 for audit fees respectively.

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

ALL OTHER FEES. Consists of fees for products and services other than the services reported above. There were no management consulting services provided in fiscal 2016 or 2015.

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

ITEM 15. EXHIBITS

Number	Description

3.1	Articles of Incorporation (incorporated by reference to Exhibit 3 to the Company’s 10SB12G filed on August 12, 1999)

3.2	Certificate of Amendment to Registrant’s Articles of Incorporation (incorporated by reference to Exhibit 3 to the Company’s 10SB12G filed on August 12, 1999)

3.3	By-Laws (incorporated by reference to Exhibit 3 to the Company’s 10SB12G filed on August 12, 1999)

3.4	Amendment to Articles of Incorporation or by-laws (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed on February 15, 2007)

3.5	Certificate of Change filed pursuant to NRS 78.209 (incorporated by reference to Exhibit 4.4 to the Company’s Form 8-K filed on April 6, 2012)

3.6	Articles of Merger filed pursuant to NRS 92.A.200 (incorporated by reference to Exhibit 4.4 to the Company’s Form 8-K filed on April 6, 2012)

4.1	Form of Exchange Agreement, dated September 30, 2010 (1)

4.2	Exchange Agreement by and between Global Investor Services, Inc. and Allied Global Ventures LLC, dated September 30, 2010 (2)

4.3	Form of Subscription Agreement dated July 7, 2011 (3)

4.4	Form of 8% Secured Convertible Note dated July 7, 2011 (3)

4.5	Form of Common Stock Purchase Warrant dated July 7, 2011 (3)

4.6	Form of Security Agreement dated July 7, 2011 (3)

4.7	Form of Agreement entered with Marketing Investors (4)

4.8	Form of Subscription Agreement – August 2012 (8)

4.9	Form of 8% Secured Convertible Note – August 2012 (8)

4.10	Form of Common Stock Purchase Warrant – August 2012 (8)

4.11	Form of Security Agreement – August 2012 (8)

4.12	Form of 5% Convertible Promissory Note issued in October 2012 to former shareholders of Instilend Technologies Inc. (10)

4.13	2012 Incentive stock Plan (9)

4.14	10% Secured Promissory Note issued by Fortified Management Group, LLC to Instilend Technologies Inc. (11)

4.15	Securities Purchase Agreement entered by and between Investview Inc. and Allied Global Ventures LLC (12)

4.16	Form of Common Stock Purchase Warrant issued to Allied Global Ventures LLC (12)

4.17	Form of Securities Purchase Agreement (13)

4.18	Form of Common Stock Purchase Warrant (13)

4.19	Securities Purchase Agreement – September 30, 2014 (14)

4.20	Form of Common Stock Purchase Warrant – September 30, 2014 (14)

4.21	Subscription Agreement entered by and between Investview, Inc. and the May 2015 Accredited Investor (20)

10.1	Employment Agreement by and between Global Investor Services Inc. and Dr. Joseph J. Louro dated June 7, 2011 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on June 29, 2011).

10.2	Letter Agreement by and between Global Investor Services Inc. and Dr. Joseph J. Louro dated June 29, 2011 (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on June 29, 2011

10.3	Agreement by and between Global Investor Services Inc., Wealth Engineering LLC, Wealth Engineering and Development Incorporated, Annette Raynor and Mario Romano dated July 12, 2011 (5)

10.4	Exchange Agreement, dated September 29, 2011, by and between Global Investor Services, Inc. and Allied Global Ventures, LLC. (6)

10.5	Exchange Agreement, dated September 29, 2011, by and between Global Investor Services, Inc. and Allied Global Ventures, LLC.(6)

10.6	Employment Agreement by and between Investview, Inc. and John “Randy” MacDonald dated May 15, 2012 (7)

10.7	Employment Agreement by and between Investview, Inc. and David M. Kelley dated August 16, 2012 (8)

10.8	Share Exchange Agreement between Investview Inc., Todd Tabacco, Derek Tabacco, Rich L’Insalata and Instilend Technologies Inc. (8)

10.9	Asset Purchase Agreement by and between Investview, Inc., Instilend Technologies Inc. and Fortified Management Group, LLC dated May 2, 2013 (11)

10.10	Assignment and Assumption Agreement by and between Investview, Inc., Fortified Management Group, LLC, Richard L’Insalata, Todd Tabacco and Derek Tabacco dated May 2, 2013 (11)

10.11	Agreement and Release by and between Investview, Inc., Instilend Technologies Inc., Fortified Management Group LLC and Todd Tabacco dated May 2, 2013 (11)

10.12	Agreement and Release by and between Investview, Inc., Instilend Technologies Inc., Fortified Management Group LLC and Derek Tabacco dated May 2, 2013 (11)

10.13	Agreement and Release by and between Investview, Inc., Instilend Technologies Inc., Fortified Management Group LLC and Richard L’Insalata dated May 2, 2013 (11)

10.14	Agreement by and between Investview, Inc. and David M. Kelley dated July 14, 2014 (15)

10.15	Stipulation of Settlement entered with Evenflow Funding, LLC (16)

10.16	Purchase Agreement by and between Investview, Inc. and CertusHoldings, Inc. (17)

10.17	Asset Purchase Agreement by and between GGI Inc. and Gate Global Impact Inc. dated December 17, 2014 (18)

10.18	Redemption and Mutual Release Agreement dated March 13, 2015 between Investview, Inc. and GGI Inc. (19)

16.1	Letter from Fiondella, Milone & LaSaracina LLP (21)

23.1	Consent of Independent Registered Public Accounting Firm

23.2	Consent of Independent Registered Public Accounting Firm

31.1	Certification of Principal Executive Officer pursuant to 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.Exhibit 31.1

31.2	Certification of Principal Financial Officer pursuant to 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Principal Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.1NS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on October 12, 2010

(2)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on October 25, 2010

(3)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on July 13, 2011

(4)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on August 30, 2011

(5)	Incorporated by reference to the Form 10-K Annual Report filed with the Securities and Exchange Commission on July 14, 2011

(6)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on October 11, 2011

(7)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on May 21, 2012

(8)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on August 20, 2012

(9)	Incorporated by reference to Exhibit 4.1 to the Company’s Form S-8 filed on July 25, 2012

(10)	Incorporated by reference to the Company’s Form 10-Q filed on February 14, 2013

(11)	Incorporated by reference to to the Company’s Form 8-K filed on May 8, 2013

(12)	Incorporated by reference to the Form 8-K Current Report filed on October 8, 2013

(13)	Incorporated by reference to the Form 8-K Current Report filed on June 11, 2014

(14)	Incorporated by reference to the Form 8-K Current Report filed on October 7, 2014

(15)	Incorporated by reference to the Form 8-K Current Report filed on July 17, 2014

(16)	Incorporated by reference to the Form 8-K Current Report filed on October 16, 2014

(17)	Incorporated by reference to the Form 8-K Current Report filed on December 4, 2014

(18)	Incorporated by reference to the Form 8-K Current Report filed on December 29, 2014

(19)	Incorporated by reference to the Form 8-K Current Report filed on March 19, 2015

(20)	Incorporated by reference to the Form 8-K Current Report filed on May 29, 2015

(21)	Incorporated by reference to the Form 8-K Current Report filed on July 31, 2015

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Investview Inc.

Dated: July 14, 2016	By:	/s/ Joseph J. Louro
Joseph J. Louro
Chief Executive Officer
(Principal Executive Officer)

Dated: July 14, 2016	By:	/s/ William C. Kosoff
William C. Kosoff
Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Joseph J. Louro	Chief Executive Officer and Chairman of the Board	July 14, 2016
Joseph J. Louro	(Principal Executive Officer)

/s/ William C. Kosoff	Chief Financial Officer and Director	July 14, 2016
William C. Kosoff	(Principal Financial Officer)

/s/ Nicholas S. Maturo	Director	July 14, 2016
Nicholas S. Maturo

/s/ Louis Sagar	Director	July 14, 2016
Louis Sagar

MARCH 31, 2016 AND 2015

FORMING A PART OF ANNUAL REPORT

PURSUANT TO THE SECURITIES EXCHANGE ACT OF 1934

INVESTVIEW, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Investview, Inc.

We have audited the accompanying consolidated balance sheet of Investview, Inc. (the Company) as of March 31, 2016, and the related consolidated statements of operations, deficiency in stockholders’ equity and cash flows for the year then ended. The Company’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of March 31, 2016, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in the Note 2, the Company has suffered recurring losses from operations and has a significant accumulated deficit as of March 31, 2016, which raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to this matter are described in Note 2. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Liggett & Webb, P.A.

New York, New York

July 14, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Investview, Inc.

We have audited the accompanying consolidated balance sheet of Investview, Inc. (the Company) as of March 31, 2015, and the related consolidated statements of operations, deficiency in stockholders’ equity and cash flows for the year then ended. The Company’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of March 31, 2015, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in the Note 2, the Company has suffered recurring losses from operations and had a significant accumulated deficit as of March 31, 2015, which raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to this matter are described in Note 2. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Fiondella, Milone & LaSaracina LLP

Glastonbury, Connecticut

July 14, 2015

INVESTVIEW, INC.

CONSOLIDATED BALANCE SHEETS

MARCH 31, 2016 AND 2015

	2016	2015
ASSETS
Current assets:
Cash and cash equivalents	$7,697	$805,737
Accounts receivable	-	57,076
Deferred costs	1,793	2,677
Prepaid expenses	-	121,288
Other current assets	-	1,664
Total current assets	9,490	988,442

Other assets:
Deposits	-	105,000
Total other assets	-	105,000

Total assets	$9,490	$1,093,442

LIABILITIES AND DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	$1,142,465	$1,025,307
Deferred revenue	13,128	41,585
Due to related party	629,533	392,800
Settlement payable	344,392	373,449
Notes payable, current portion	150,399	120,000
Notes payable, current portion-related party	95,000	120,000
Convertible notes payable, current portion	143,769	-
Current liabilities of discontinued operations	120,266	120,266
Derivative liability, short term portion	194,087	-
Total current liabilities	2,833,039	2,193,407

Long term debt:
Convertible notes payable, long term portion	1,399,190	1,425,055
Convertible notes payable, long term portion-related party	295,101	274,341
Derivative liability, long term portion	64,721	-
Total long term debt	1,759,012	1,699,396

Total liabilities	4,592,051	3,892,803

DEFICIT
Preferred stock, par value: $0.001; 10,000,000 shares authorized, None issued and outstanding as of March 31, 2016 and 2015	-	-
Common stock, par value $0.001; 60,000,000 and 15,000,000 shares authorized; 14,966,911 and 14,535,076 issued and 14,965,611 and 14,533,776 outstanding as of March 31, 2016 and 2015, respectively	14,967	14,535
Additional paid in capital	96,282,849	96,018,216
Common stock subscriptions (receivable)	(250,000)	(250,000)
Treasury stock, 1,300 shares	(8,589)	(8,589)
Accumulated deficit	(100,621,788)	(98,517,358)
Deficit attributable to Investview, Inc.	(4,582,561)	(2,743,196)
Non-controlling interest	-	(56,165)
Total deficit	(4,582,561)	(2,799,361)

Total liabilities and deficit	$9,490	$1,093,442

The accompanying notes are an integral part of these consolidated financial statements

INVESTVIEW, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended March 31,
	2016	2015
Revenue, net:	$353,926	$709,229

Operating costs and expenses:
Cost of sales and service	43,484	81,841
Selling, general and administrative	1,975,255	5,536,771
Total operating costs and expenses	2,018,739	5,618,612

Net loss from operations	(1,664,813)	(4,909,383)

Other income (expense):
Gain on change in fair value of warrant and derivative liabilities	246,939	324
Loss on disposal of subsidiaries	(26,058)	(1,801)
Loss on settlement of debt	-	(4,159,851)
Interest, net	(660,498)	(583,809)
Total other income (expense)	(439,617)	(4,745,137)

Loss from continuing operations before income taxes	(2,104,430)	(9,654,520)

Income taxes expense	-	-

Loss from continuing operations	(2,104,430)	(9,654,520)

Income from discontinued operations	-	232,168

Net loss	(2,104,430)	(9,422,352)

Non-controlling interest	-	256,642

NET LOSS ATTRIBUTABLE TO INVESTVIEW, INC.	$(2,104,430)	$(9,165,710)

Loss per common share, basic and diluted;
Continuing operations	$(0.134)	$(0.82)
Discontinued operations	-	0.02
Total	$(0.13)	$(0.80)

Weighted average number of common shares outstanding-basic and diluted	14,616,664	11,731,141

The accompanying notes are an integral part of these consolidated financial statements

INVESTVIEW, INC.

CONSOLIDATED STATEMENTS OF DEFICIENCY IN STOCKHOLDERS' EQUITY

YEARS ENDED MARCH 31, 2016 and 2015

				Common
			Additional	Stock	Common
	Common stock		Paid in	Subscription	Stock	Treasury	Accumulated	Non-controlling
	Shares	Amount	Capital	Receivable	Subscription	Stock	Deficit	Interest	Total
Balance, April 1, 2014	7,010,188	$7,010	$83,098,605	$-	$-	$(8,589)	$(89,351,648)	$-	$(6,204,622)
Common stock issued for previously vested restricted stock units	567,328	567	(567)	-	-	-	-	-	-
Common stock issued as officer compensation	1,066,515	1,067	1,161,433	-	-	-	-	-	1,162,500
Common stock issued as directors's fees	150,000	150	122,865	-	-	-	-	-	123,015
Common stock issued in settlement of accrued salaries	619,590	620	643,469	-	-	-	-	-	644,089
Common stock issued in settlement of accounts payable	20,270	20	30,182	-	-	-	-	-	30,202
Common stock issued for services	245,835	246	421,251	-	-	-	-	-	421,497
Common stock issued to acquire CetrusHoldings, Inc.	250,000	250	512,250	-	-	-	-	-	512,500
Common stock issued to acquire Gate Global software	725,000	725	1,362,275	-	-	-	-	-	1,363,000
Disposal of 21% interest in wholly owned subsidiary	-	-	338,050	-	-	-	-	-	338,050
Sale of common stock	2,355,000	2,355	2,352,645	(250,000)	-	-	-	-	2,105,000
Common stock issued in settlement of debt	1,525,350	1,525	4,091,479	-	-	-	-	-	4,093,004
Non controlling interest contribution	-	-	-	-	-	-	-	1,000	1,000
Return of common stock subscription received	-	-	-	-	(50,000)	-	-	-	(50,000)
Fair value of vesting restricted stock units	-	-	384,688	-	-	-	-	-	384,688
Loss on settlement of debt	-	-	1,499,591	-	-	-	-	-	1,499,591
Disposal of majority owned subsidiary	-	-	-	-	-	-	-	199,477	199,477
Net loss	-	-	-	-	-	-	(9,165,710)	(256,642)	(9,422,352)
Balance, March 31, 2015	14,535,076	$14,535	$96,018,216	$(250,000)	$-	$(8,589)	$(98,517,358)	$(56,165)	$(2,799,361)

The accompanying notes are an integral part of these consolidated financial statements

INVESTVIEW, INC.

CONSOLIDATED STATEMENTS OF DEFICIENCY IN STOCKHOLDERS' EQUITY

YEARS ENDED MARCH 31, 2016 AND 2015

				Common
			Additional	Stock	Common
	Common stock		Paid in	Subscription	Stock	Treasury	Accumulated	Non-controlling
	Shares	Amount	Capital	Receivable	Subscription	Stock	Deficit	Interest	Total
Balance, April 1, 2015	14,535,076	$14,535	$96,018,216	$(250,000)	$-	$(8,589)	$(98,517,358)	$(56,165)	$(2,799,361)
Common stock issued for services	331,835	332	92,653	-	-	-	-	-	92,985
Common stock issued in settlement of debt	100,000	100	9,790	-	-	-	-	-	9,890
Reclass derivative liability to equity upon convertible note payoff	-	-	162,190	-	-	-	-	-	162,190
Disposal of majority owned subsidiary	-	-	-	-	-	-	-	56,165	56,165
Net loss	-	-	-	-	-	-	(2,104,430)	-	(2,104,430)
Balance, March 31, 2016	14,966,911	$14,967	$96,282,849	$(250,000)	$-	$(8,589)	$(100,621,788)	$-	$(4,582,561)

The accompanying notes are an integral part of these consolidated financial statements

INVESTVIEW INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended March 31,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss from continuing operations	$(2,104,430)	$(9,654,520)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	-	80,488
Amortization of debt discount relating to convertible notes payable	171,263	358,003
Stock based compensation	92,985	1,649,653
Non-cash interest	343,827	-
Change in fair value of warrant and derivative liabilities	(246,939)	(324)
Loss on disposal of majority owned subsidiary		1,801
Loss on settlement of debt	-	4,159,851
Disposal of 21% interest in wholly owned subsidiary	-	338,050
Amortization of deferred compensation	121,288	155,462
Changes in operating assets and liabilities:
Accounts receivable	57,076	(42,076)
Deferred costs	884	1,822
Prepaid and other assets	106,664	26
Accounts payable and accrued liabilities	223,158	190,977
Due to related parties	236,733	187,897
Deferred revenue	(28,457)	(74,160)
Net cash used in continuing operating activities:	(1,025,948)	(2,647,050)
Net cash used in discontinued operating activities:	-	(1,732)
Net cash used in operating activities	(1,025,948)	(2,648,782)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of majority owned subsidiary	-	1,147,500
Payment(s) to acquire property and equipment	-	(64,764)
Net cash used in investing activities	-	1,082,736

CASH FLOWS FROM FINANCING ACTIVITIES:
Equity contribution by non-controlling interest	-	1,000
Proceeds from note payable, related party	-	120,000
Proceeds from of notes payable	375,010	-
Proceeds from sale of common stock	-	2,055,000
Repayments of note payable, related party	(25,000)	-
Repayments of notes payable	(122,102)	-
Net proceeds provided by financing activities	227,908	2,176,000

Net (decrease) increase in cash and cash equivalents	(798,040)	609,954
Cash and cash equivalents-beginning of period	805,737	195,783
Cash and cash equivalents-end of period	$7,697	$805,737

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$-	$-
Income taxes	$-	$-
Non-cash financing activities:
Common stock issued in settlement of notes payable and accrued interest	$3,000	$1,624,093
Common stock issued in settlement of accrued officer salaries	$-	$1,783,589
Common stock issued in settlement of accounts payable	$-	$12,162
Common stock issued for future services	$-	$271,500
Common stock issued for deposit acquisition, net of common shares returned and canceled	$-	$768,750
Common stock issued to acquire property	$-	$1,363,000
Reclass derivative from liability to equity upon convertible note payoff	$162,190	$-

The accompanying notes are an integral part of these consolidated financial statements

INVESTVIEW, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2016 AND 2015

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

On December 27, 2015, the Company entered into a Second Amended and Restated Operating Agreement whereby the Company surrendered its equity ownership in Vickrey Brown Investments LLC and transferred ownership of SAFE Management LLC (“Safe”) in exchange for 25% of all revenue generated by Vickrey Brown Investments, LLC until an aggregate of $120,000 has been paid and 30.6% of remaining and future revenue

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Investment Tools & Training, LLC ("ITT") and Razor Data Corp ("Razor"). All significant inter-company transactions and balances have been eliminated in consolidation.

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

INVESTVIEW, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2016 AND 2015

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

INVESTVIEW, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2016 AND 2015

Fair Value of Financial Instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of March 31, 2016 and 2015. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, notes payable, convertible notes payable, derivative liabilities and accounts payable. Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

Reliance on Key Personnel and Consultants

The Company is heavily dependent on the continued active participation of these current executive officers, employees and key consultants. The loss of any of the senior management or key consultants could significantly and negatively impact the business until adequate replacements can be identified and put in place.

Derivative Liability

The Company accounts for derivatives in accordance with ASC 815, which establishes accounting and reporting standards for derivative instruments and hedging activities, including certain derivative instruments embedded in other financial instruments or contracts and requires recognition of all derivatives on the balance sheet at fair value, regardless of hedging relationship designation. Accounting for changes in fair value of the derivative instruments depends on whether the derivatives qualify as hedge relationships and the types of relationships designated are based on the exposures hedged. At March 31, 2016 and 2015, the Company did not have any derivative instruments that were designated as hedges. See Note 9 for discussion of the Company’s derivative liabilities.

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

For the years ended March 31, 2016 and 2015, the Company did not grant stock options to employees.

In addition, the Company issued restricted stock units ("RSU") to employees during the year ended March 31, 2014. The fair value of the vesting RSUs of $-0- and $384,688 was recorded as a current period charge to earnings during the years ended March 31, 2016 and 2015, respectively.

Advertising Costs

The Company expenses advertising costs as incurred. Advertising expense was $1,654 and $169,057 for the years ended March 31, 2016 and 2015, respectively.

INVESTVIEW, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2016 AND 2015

Research and Development

The Company accounts for research and development costs in accordance with the Accounting Standards Codification subtopic 730-10, Research and Development (“ASC 730-10”). Under ASC 730-10, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and developments costs are expensed when the contracted work has been performed or as milestone results have been achieved. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred. For the years ended March 31, 2016 and 2015, the Company’s expenditures on research and product development were immaterial.

Website Development Costs

The Company recognizes website development costs in accordance with Accounting Standards Codification subtopic 350-50, Website Development Costs ("ASC 350-50”). As such, the Company expenses all costs incurred that relate to the planning and post implementation phases of development of its website. Direct costs incurred in the development phase are capitalized and recognized over the estimated useful life. Costs associated with repair or maintenance for the website were included in cost of net revenues in the current period expenses. During the years ended March 31, 2016 and 2015, the Company did not capitalize any costs associated with the website development.

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

INVESTVIEW, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2016 AND 2015

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

Comprehensive Income (Loss)

The Company follows Accounting Standards Codification subtopic 220-10, Comprehensive Income (“ASC 220-10”). ASC 220-10 establishes standards for the reporting and displaying of comprehensive income and its components. Comprehensive income is defined as the change in equity of a business during a period from transactions and other events and circumstances from non-owners sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. ASC 220-10 requires other comprehensive income (loss) to include foreign currency translation adjustments and unrealized gains and losses on available for sale securities. The Company had no comprehensive income or losses at March 31, 2016 and 2015.

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

Potentially dilutive securities excluded from the computation of basic and diluted net loss per share are as follows:

	2016	2015
Convertible notes payable	4,434,217	1,603,121
Options to purchase common stock	40,000	40,000
Warrants to purchase common stock	6,504,810	6,298,771
Totals	10,979,027	7,941,892

Prepaid expenses

At March 31, 2015, prepaid expenses include the fair value of the Company’s common stock issued for future services of $121,288 to consultants and is amortized ratably over the future service life. For the year ended March 31, 2016 and 2015, the Company recorded as current period charge to operations $121,288 and $212,853, respectively.

Recent Accounting Pronouncements

There were various updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to a have a material impact on the Company's consolidated financial position, results of operations or cash flows.

INVESTVIEW, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2016 AND 2015

2. GOING CONCERN AND MANAGEMENT’S LIQUIDITY PLANS

The Company’s consolidated financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred significant recurring losses which have resulted in an accumulated deficit of $100,621,788, net loss of $2,104,430 and net cash used in operations of $1,025,948 for the year ended March 31, 2016 which raises substantial doubt about the Company’s ability to continue as a going concern.

During the year ended March 31, 2016, the Company raised $227,908 in cash proceeds from the issuance of a notes and entering into a based factoring agreement, net of repayments.  The Company believes that its current cash on hand will not be sufficient to fund its projected operating requirements currently.

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

Accordingly, the accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”), which contemplate continuation of the Company as a going concern and the realization of assets and satisfaction of liabilities in the normal course of business. The carrying amounts of assets and liabilities presented in the financial statements do not necessarily purport to represent realizable or settlement values. The consolidated financial statements do not include any adjustment that might result from the outcome of this uncertainty.

3. PROPERTY AND EQUIPMENT

Property and equipment as of March 31, 2016 and 2015 is summarized as follows:

	2016	2015
Software	$2,920,000	$2,920,000
Computer equipment	4,211	4,211
Office equipment	23,568	23,568
	2,947,779	2,947,779
Less accumulated depreciation	(2,947,779)	(2,947,779
	$-0-	$-0-

Property and equipment are stated at cost and depreciated using the straight-line method over their estimated useful lives of 3 to 5 years. When retired or otherwise disposed, the related carrying value and accumulated depreciation are removed from the respective accounts and the net difference less any amount realized from disposition, is reflected in earnings.

Depreciation expense charged to operations amounted to $-0- and $80,488 for the years ended March 31, 2016 and 2015, respectively.

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

INVESTVIEW, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2016 AND 2015

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

As of March 31, 2015, regulatory approval have not been granted. Accordingly, the fair value of the issued common stock is reflected as other assets, deposits in the Company’s balance sheet. During the year ended March 31, 2016, the Company determined it would not complete the acquisition and accordingly charged the deposit to operations in the current period.

5. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities consisted of the following at March 31, 2016 and 2015:

	2016	2015
Accounts payable	$418,823	$360,142
Accrued interest payable, short term	93,000	49,723
Accrued payroll and related taxes	630,642	615,442
	$1,142,465	$1,025,307

As of March 31, 2016 and 2015, accrued payroll taxes included the effects of an estimated payroll tax liability for stock based compensation issued to an officer.

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

INVESTVIEW, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2016 AND 2015

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

As of March 31, 2016, the Company reclassified the promissory note and accrued interest to settlement payable. No material gain or loss was recorded in connection with the settlement. The unpaid balance as of March 31, 2016 and 2015 was $344,392 and $373,449, respectively. The Company is currently renegotiating the payment terms and is currently in default.

7. NOTES PAYABLE

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

INVESTVIEW, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2016 AND 2015

Summary of outstanding notes payable as of March 31, 2016 and 2015 are as follows:

	2016	2015
Notes payable, due September 2015	$-	$120,000
Note payable, due December 31, 2015	33,333	-
Notes payable, due December 31, 2016	86,667	-
Note payable, due September 2016	30,399	-
Total	150,399	120,000
Less: Short term portion	(150,399)	(120,000)
Long term portion	$-	$-

8. NOTE PAYABLE, RELATED PARTY

On August 1, 2014, the Company issued a Secured Promissory Note (Note) payable to a board member and significant shareholder for $120,000 bearing interest at 5% per annum payable at such time as any payment of principal of the Note is made.

The Note is payable the earlier of (i) July 31, 2015 or (ii) receipt of proceeds from operations from Vickrey Brown Investments, LLC, a majority owned subsidiary of the Company. The payment terms are currently being renegotiated and the note currently in default.

The note is secured by: (i) 240,000 shares of common stock of the Company, $.001 par value per share, to be placed in escrow, and (ii) the Company’s right, title and interest in Vickrey Brown Investments, LLC.

During the year ended March 31, 2016, the Company made payments in aggregate of $25,000 towards the principal of the note. As of March 31, 2016 and 2015, the remaining balance of the note was $95,000 and $120,000, respectively.

9. CONVERTIBLE NOTES

Summary of outstanding convertible notes payable as of March 31, 2016 and 2015 are as follows:

	2016	2015
Convertible Promissory notes due June 30, 2017	$1,476,660	$1,603,121
Convertible Promissory note, due August 17, 2015, in default	100,000
Convertible note payable, due September 25, 2017, net of unamortized debt discount of $23,106	10,494	-
Convertible note payable, due November 13, 2016, net of unamortized debt discount of $21,708	13,292
Convertible notes payable, due August 31, 2016, net of unamortized debt discount of $129,523	30,477
Long term accrued interest	207,137	96,275
Total	1,838,060	1,699,396
Less: Short term portion	(143,769)	(-)
Less: Long term, related party	(295,101)	(274,341)
Long term convertible notes	$1,399,190	$1,425,055

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

INVESTVIEW, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2016 AND 2015

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

In connection with the exchange, the Company recorded an aggregate loss on settlement of debt of $1,588,616 comprised of $1,442,805 representing the fair value of the issued warrants and $145,811 representing the above described incentive. The Company valued the warrants using the Black-Scholes pricing model and the following assumptions: contractual terms of 5 years, an average risk free interest rate of 1.62%, a dividend yield of 0%, and volatility of 422.71%.

During the year ended March 31, 2016, one note for $100,00 previously settled as described above was disputed. Therefore, the original note, currently in default, was restored as originally recorded and related warrants exchanged were cancelled. The repayment of this note is currently being renegotiated.

Vis Vires Group, Inc.

On August 27, 2015, the Company entered into a Securities Purchase Agreement with Vis Vires Group, Inc. ("Vis Vires") for the sale of 8% convertible note in the principal amount of $114,000 (the “Vis Vires Note”). The total net proceeds the Company received from these offerings was $110,000, net of fees of $4,000.

The Vis Vires Note bears interest at the rate of 8% per annum and is due May 31, 2016 and is convertible into common stock, at Vis Vires’s option, at a 65% discount to the average of the three lowest closing bid prices of the common stock during the 10 trading day period prior to conversion. On February 26, 2016, the Company paid the total outstanding balance of $114,000 plus accrued interest.

At note payoff, February 26, 2016, the Company reclassified the determined fair value of the embedded derivative of $162,190 to equity. The fair value of the derivative was determined using the Binomial Option Pricing Model based on the following assumptions: (1) dividend yield of 0%; (2) expected volatility of 413.62%, (3) weighted average risk-free interest rate of 0.33%, (4) expected life of 0.26 years, and (5) estimated fair value of the Company’s common stock of $0.139 per share.

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

The JMJ Note bears interest at the rate of 12% per annum after three months. All interest and principal must be repaid on September 25, 2017. The Note is convertible into common stock, at JMJ Financial’ s option, at a 60% discount to the lowest trading price of the common stock during the 25 trading day period prior to conversion

On March 30, 2016, the Company issued 100,000 shares of its common stock with a fair value of $9,890 in settlement of $3,000 principal.

Crown Bridge Partners, LLC

On November 13, 2015, the Company entered into a Securities Purchase Agreement with Crown Bridge Partners LLC, for the sale of a 5% convertible note in the principal amount of $35,000 (the “Note”). The total net proceeds the Company received from this Offering was $31,000, net of fees of $4,000.

INVESTVIEW, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2016 AND 2015

The Note bears interest at the rate of 5% per annum. All interest and principal must be repaid on November 13, 2016 and is convertible into common stock, at Crown Bridge Partners, LLC’ s option, at a 52% discount to the lowest trading price of the common stock during the 20 trading day period prior to conversion.

Convertible Promissory Notes dated February 24, 2016

On February 24, 2016, the Company issued an aggregate of $160,000 convertible promissory notes bearing interest at 12% per annum due upon maturity along with principal on August 31, 2016.

The convertible promissory notes are convertible, at the holders’ option, at $0.10 per share at any time, the due date or the time of a $5 million equity event, as defined.

In connection with the issuance of the convertible promissory notes, the Company issued detachable warrants granting the holder the right to acquire an aggregate of 320,000 shares of the Company’s common stock at $0.50 per share and expire 2 years from the date of issuance.

Due to the nature of the previously issued 2015 notes described above, the Company determined that the conversion feature requires classification as an embedded derivative. The accounting treatment requires that the Company record at fair value at inception as a liability. The determined fair value (see below) exceeded the net proceeds received, therefore no value were assigned to the issued detachable warrants as described in ASC 470-20.

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

At the inception of the 2015 Notes, the Company determined the aggregate fair value of $674,828 of embedded derivatives. The fair value of the embedded derivatives was determined using the Binomial Option Pricing Model based on the following assumptions: (1) dividend yield of 0%; (2) expected volatility of 225.82% to 413.63%, (3) weighted average risk-free interest rate of 0.36 % to 0.70%, (4) expected life of 0.76 to 2.00 years, and (5) estimated fair value of the Company’s common stock of $0.129 to $0.31 per share.

The determined fair value of the debt derivatives of $674,828 was charged as a debt discount up to the net proceeds of the notes with the remainder of $343,827 charged to current period operations as non-cash interest expense.

At March 31, 2016, the Company marked to market the fair value of the debt derivatives and determined a fair value of $258,808. The Company recorded a gain from change in fair value of debt derivatives of $246,939 for the year ended March 31, 2016. The fair value of the embedded derivatives was determined using Binomial Option Pricing Model based on the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 412.94%, (3) weighted average risk-free interest rate of 0.39% to 0.59%, (4) expected life of 0.42 to 1.49 years, and (5) estimated fair value of the Company’s common stock of $0.10 per share.

The charge of the amortization of debt discounts and costs for the year ended March 31, 2016 was $171,263 which was accounted for as interest expense.

INVESTVIEW, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2016 AND 2015

Loss on settlement of debt:

On June 30, 2014, the Company issued 243,254 shares of common stock in settlement of a March 3, 2013 note payable and accrued interest. As an inducement to convert, the Company offered a conversion rate of $1.00 per share and an aggregate of 243,254 warrants to acquire the Company’s common stock exercisable at $1.50 per share for five years in exchange for conversion of notes and cancellation of previously issued warrants to acquire 25,000 shares of the Company’s common stock at $6.00. As a result, the Company recorded a net loss on settlement of debt $415,359. The change in fair value of exchanged warrants was determined using the Black-Scholes pricing model and the following assumptions: contractual terms of 2-5 years, an average risk free interest rate of 0.47% to 1.62%, a dividend yield of 0%, and volatility of 422.71%.

On June 30, 2014, the Company issued 121,964 shares of common stock in settlement of a February 9, 2013 note payable and accrued interest. As an inducement to convert, the Company offered a conversion rate of $1.00 per share and an aggregate of 121,964 warrants to acquire the Company’s common stock exercisable at $1.50 per share for five years in exchange for conversion of notes and cancellation of previously issued warrants to acquire 12,500 shares of the Company’s common stock at $6.00. As a result, the Company recorded a net loss on settlement of debt $208,286. The change in fair value of exchanged warrants was determined using the Black-Scholes pricing model and the following assumptions: contractual terms of 2-5 years, an average risk free interest rate of 0.47% to 1.62%, a dividend yield of 0%, and volatility of 422.71%.

On June 30, 2014, the Company issued 130,416 shares of common stock in settlement of a March 5, 2012 note payable and accrued interest. As an inducement to convert, the Company offered a conversion rate of $1.00 per share and an aggregate of 130,416 warrants to acquire the Company’s common stock exercisable at $1.50 per share for five years in exchange for conversion of notes and cancellation of previously issued warrants to acquire 12,500 shares of the Company’s common stock at $6.00. As a result, the Company recorded a net loss on settlement of debt $223,575. The change in fair value of exchanged warrants was determined using the Black-Scholes pricing model and the following assumptions: contractual terms of 2-5 years, an average risk free interest rate of 0.47% to 1.62%, a dividend yield of 0%, and volatility of 422.71%.

On June 30, 2014, the Company issued an aggregate of 545,700 shares of common stock in settlement of $400,000 of June 30, 2011 notes payable and accrued interest. As an inducement to convert, the Company offered a conversion rate of $1.00 per share and an aggregate of 545,700 warrants to acquire the Company’s common stock exercisable at $1.50 per share for five years in exchange for conversion of notes and cancellation of previously issued warrants to acquire 50,000 shares of the Company’s common stock at $6.00. As a result, the Company recorded a net loss on settlement of debt $937,565. The change in fair value of exchanged warrants was determined using the Black-Scholes pricing model and the following assumptions: contractual terms of 2-5 years, an average risk free interest rate of 0.47% to 1.62%, a dividend yield of 0%, and volatility of 422.71%.

On June 30, 2014, the Company issued 126,364 shares of common stock in settlement of $100,000 December 2011 note payable and accrued interest. As an inducement to convert, the Company offered a conversion rate of $1.00 per share and an aggregate of 126,364 warrants to acquire the Company’s common stock exercisable at $1.50 per share for five years in exchange for conversion of notes and cancellation of previously issued warrants to acquire 12,500 shares of the Company’s common stock at $6.00. As a result, the Company recorded a net loss on settlement of debt $226,513. The change in fair value of exchanged warrants was determined using the Black-Scholes pricing model and the following assumptions: contractual terms of 2-5 years, an average risk free interest rate of 0.47% to 1.62%, a dividend yield of 0%, and volatility of 422.71%.

On June 30, 2014, the Company issued 252,655 shares of common stock in settlement of $200,000 August 2012 notes payable and accrued interest. As an inducement to convert, the Company offered a conversion rate of $1.00 per share and an aggregate of 252,655 warrants to acquire the Company’s common stock exercisable at $1.50 per share for five years in exchange for conversion of notes and cancellation of previously issued warrants to acquire 25,000 shares of the Company’s common stock at $6.00.

INVESTVIEW, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2016 AND 2015

As a result, the Company recorded a net loss on settlement of debt $428,288. The change in fair value of exchanged warrants was determined using the Black-Scholes pricing model and the following assumptions: contractual terms of 2-5 years, an average risk free interest rate of 0.47% to 1.62%, a dividend yield of 0%, and volatility of 422.71%.

10. DERIVATIVE LIABILITIES

As described in Note 9 and 19, the Company issued convertible notes that contain conversion features and reset provision. The accounting treatment of derivative financial instruments requires that the Company record fair value of the derivatives as of the inception date and to fair value as of each subsequent reporting date.

11. RELATED PARTY TRANSACTIONS

Due to Related Party

The Company is periodically advanced noninterest bearing operating funds from related parties and shareholders.  The advances are due on demand and unsecured. At March 31, 2016 and 2015, due to related party was $156,573 and $102,250, respectively. In addition, as of March 31, 2015 and 2014, the Company accrued an aggregate of $472,960 and $290,550 of unpaid officer salaries and wages, respectively.

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

INVESTVIEW, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2016 AND 2015

As described in Note 9 above, on August 6, 2012, the Company issued a $100,000 convertible promissory note with interest at 8% per annum, due August 6, 2015 to the Company’s CEO.  The note is convertible into the Company’s common stock at $4.00 per share. In connection with the issuance of the note, the Company issued 12,500 warrants to purchase the Company’s common stock at $6.00 per share over five years. On June 30, 2014, the Company exchanged the convertible note and warrants to acquire the Company’s common stock for new convertible note and warrants. In connection with the exchange, the Company recorded a loss on settlement of debt of $114,053 representing the fair value of the issued warrants.

As described in Note 9 above, on August 12, 2012, the Company issued a $100,000 convertible promissory note with interest at 8% per annum, due August 12, 2015 to the Company’s former COO.  The note is convertible into the Company’s common stock at $4.00 per share. In connection with the issuance of the note, the Company issued 12,500 warrants to purchase the Company’s common stock at $6.00 per share over five years. On June 30, 2014, the Company exchanged the convertible note and warrants to acquire the Company’s common stock for new convertible note and warrants. In connection with the exchange, the Company recorded a loss on settlement of debt of $113,815 representing the fair value of the issued warrants. During the year ended March 31, 2016, previously settled as described above was disputed. Therefore, the original note, currently in default, was restored as originally recorded and related warrants exchanged were cancelled. The repayment of this note is currently being renegotiated.

On March 30, 2013, the Company issued a $262,500 convertible promissory note with interest at 8% per annum, due March 31, 2016 to a trust under the control of the Company’s former CFO.  The note is convertible into the Company’s common stock at $4.00 per share. In connection with the issuance of the note, the Company issued 32,813 warrants to purchase the Company’s common stock at $6.00 per share over five years. On December 31, 2014, the Company issued 74,513 shares of its common stock in full settlement of the note payable and accrued interest. No gain or loss was incurred in settlement of debt.

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

During the years ended March 31, 2016 and 2015, the Company amortized an aggregate of $-0- and $81,326 of debt discounts and accrued interest of $40,125 and $123,778 to operations, respectively.

12. CAPITAL STOCK

On October 14, 2014, the Company’s majority stockholders approved to amend the Articles of Incorporation to increase the number of authorized shares of common stock from 15,000,000 to 60,000,000 shares. As of March 31, 2016 and 2015, the Company had 14,966,911 shares and 14,535,076 shares of common stock issued and 14,965,611 shares and 14,533,776 shares of common stock outstanding.

In April 2014, the Company issued an aggregate of 125,000 shares of common stock in payment of vested restricted stock units.

INVESTVIEW, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2016 AND 2015

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

In May 2015, the Company issued 25,000 shares of its common stock for legal services valued at $26,250, which represents the value of the services received and which did not differ materially from the value of the stock issued.

In July 2015, the Company issued an aggregate of 36,835 shares of common stock for consulting services valued at $25,785, which represents the value of the services received and which did not differ materially from the value of the stock issued.

In August 2015, the Company issued 20,000 shares of its common stock for consulting services valued at $6,200, which represents the value of the services received and which did not differ materially from the value of the stock issued.

In March 2016, the Company issued 250,000 shares of its common stock for consulting services valued at $34,750, which represents the value of the services received and which did not differ materially from the value of the stock issued.

In March 2016, the Company issued 100,000 shares of its common stock with a fair value of $9,890 in settlement of $3,000 of convertible notes payable.

INVESTVIEW, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2016 AND 2015

13. STOCK OPTIONS AND WARRANTS

Employee Stock Options

The following table summarizes the changes in employee stock options outstanding and the related prices for the shares of the Company’s common stock issued to employees of the Company under two employee stock option plans.

The nonqualified plan adopted in 2007 is for 65,000 shares of which 47,500 have been granted as of March 31, 2016. The qualified plan adopted in October of 2008 authorizing 125,000 shares was approved by a majority of the Shareholders on September 16, 2009. To date 42,500 shares have been granted under the 2008 plan as of March 31, 2016.

The following table summarizes the changes in options outstanding and the related prices for the shares of the Company’s common stock issued to employees of the Company at March 31, 2016:

	Options Outstanding			Options Exercisable
			Weighted		Weighted
		Weighted	Average		Average
		Average	Exercise		Exercise
Range of	Number of	Remaining	Price of	Number of	Price of
Exercise	Shares	Contractual	Outstanding	Shares	Exercisable
Prices	Outstanding	Life (Years)	Options	Exercisable	Options
$10.00	35,000	3.51	$10.00	35,000	$10.00
12.00	2,500	0.86	12.00	2,500	12.00
	37,500	3.33	$10.20	37,500	$10.20

Transactions involving stock options issued to employees are summarized as follows:

Weighted
Average
	Number of	Exercise
	Shares	Price
Options outstanding at March 31, 2014	37,500	$10.20
Granted	-	-
Exercised	-	-
Canceled	-	-
Options outstanding at March 31, 2015	37,500	10.20
Granted	-	-
Exercised	-	-
Canceled	-	-
Options outstanding at March 31, 2016	37,500	$10.20

Stock-based compensation expense in connection with options granted to employees for the year ended March 31, 2016 and 2015 was $-0-.

Non-Employee Stock Options

The following table summarizes the changes in options outstanding and the related prices for the shares of the Company’s common stock issued to consultants and non-employees of the Company at March 31, 2016:

INVESTVIEW, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2016 AND 2015

	Options Outstanding			Options Exercisable
Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
Exercise	Number	Contractual	Exercise	Number of	Exercise
Prices	Outstanding	Life (Years)	Price	Exercisable	Price
$84.00	2,500	0.83	$84.00	2,500	$84.00

Transactions involving stock options issued to consultants and non-employees are summarized as follows:

Weighted
Average
	Number of	Price
	Shares	Per Share
Options outstanding at March 31, 2014	2,500	$84.00
Granted	-
Exercised	-	-
Expired	-
Options outstanding at March 31, 2015	2,500	84.00
Granted	-	-
Exercised	-	-
Expired	-	-
Options outstanding at March 31, 2016	2,500	$84.00

Warrants

The following table summarizes the changes in warrants outstanding and the related prices for the shares of the Company’s common stock issued to shareholders at March 31, 2016:

	Warrants Outstanding			Warrants Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
Exercise	Number	Contractual	Exercise	Number	Exercise
Price	Outstanding	Life (Years)	Price	Exercisable	Price
$0.50	320,000	1.90	$0.50	320,000	$0.50
1.50	6,127,497	3.24	1.50	6,127,497	1.50
2.50	12,000	2.30	2.50	12,000	2.50
6.00	45,313	1.83	6.00	45,313	6.00
Total	6,504,810	3.07	$1.48	6,504,810	$1.48

INVESTVIEW, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2016 AND 2015

Transactions involving the Company’s warrant issuance are summarized as follows:

		Average
	Number of	Price
	Shares	Per Share
Warrants outstanding at March 31, 2014	1,450,273	$3.28
Granted	5,158,958	1.50
Canceled	(287,500)	(1.50)
Expired	(22,960)	(5.09)
Warrants outstanding at March 31, 2015	6,298,771	1.53
Granted / restated	332,500	0.50
Canceled	(126,461)	1.50
Expired	-	-
Warrants outstanding at March 31, 2016	6,504,810	$1.48

Year ended March 31, 2016:

As described in Note 9 above, warrants exchanged in connection with debt modification entered into in 2014 was rescinded with originally 12,500 issued warrants reinstated and exchanged warrants canceled.

As described in Note 9 above, the Company issued detachable warrants granting the holder the right to acquire an aggregate of 320,000 shares of the Company’s common stock at $0.50 per share and expire 2 years from the date of issuance in connection with the issuance of convertible promissory notes.

Year ended March 31, 2015:

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

INVESTVIEW, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2016 AND 2015

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

The assets and liabilities of the discontinued operations as of March 31, 2016 and 2015 were as follows:

	2016	2015
Cash	$-	$-
Accounts receivable	-	-
Total current assets of discontinued operations	$-	$-

Liabilities:
Accounts payable	$120,266	$120,266
Total current liabilities of discontinued operations	$120,266	$120,266

The Results of Operations classified as discontinued operations for the years ended March 31, 2016 and 2015:

	2016	2015
Sales	$-	$-

Operating costs:
Selling, general and administrative	-	(232,168)
Total operating costs	-	(232,168)
	-
Net income (loss) before income tax benefit	-	232,168
Income tax (benefit)	-
Net Income	$-	$232,168

Accounts payable are primarily comprised of vendors payable.

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

INVESTVIEW, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2016 AND 2015

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

On December 27, 2015, the Company entered into a Second Amended and Restated Operating Agreement whereby the Company surrendered its equity ownership in Vickrey Brown Investments LLC and transferred ownership of SAFE Management LLC (“Safe”) in exchange for 25% of all revenue generated by Vickrey Brown Investments, LLC until an aggregate of $120,000 has been paid and 30.6% of remaining and future revenue. In connection with the disposal, the Company incurred a net loss on disposal of subsidiary of $26,058.

A reconciliation of the non-controlling loss attributable to the Company:

Net loss attributable to non-controlling interest for the period from April 1, 2015 to disposal on March 13, 2016 date of disposal:

	GGI, Inc.	Vickrey Brown Investments	Total
Net allocable loss	$-	-	$-
Average Non-controlling interest percentage	21%	49%
Net loss attributable to the non-controlling interest	$-	$-	$-

Net loss attributable to non-controlling interest for the period from date of formation to March 31, 2015:

	GGI, Inc.	Vickrey Brown Investments	Total
Net allocable loss	$949,893	116,663	$1,066,556
Average Non-controlling interest percentage	21%	49%
Net loss attributable to the non-controlling interest	$199,477	$57,165	$256,642

INVESTVIEW, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2016 AND 2015

The following table summarizes the changes in non-controlling Interest from date of formation to March 31, 2016:

	GGI, Inc.	Vickrey Brown Investments
Balance, date of formation	$-	$–
Transfer (to) from the non-controlling interest as a result of change in ownership	199,477	1,000
Net loss attributable to the non-controlling interest	(199,477)	(57,165)
Balance, March 31, 2015	-	(56,165)
Disposal of majority owned subsidiary	-	56,165
Balance, March 31, 2016	$-	$-

16. LOSS PER COMMON SHARE

The following table presents the computation of basic and diluted loss per share for the years ended March 31, 2016 and 2015:

	2016	2015
Net loss - continuing operations	$(2,104,430)	$(9,654,520)
Net income - discontinued operations	-	232,168
Net loss attributable to non-controlling interest	-	(256,642)
Net loss available for common shareholders	$(2,104,430)	$(9,165,710)

Loss per share (basic and assuming dilution)-continuing operations	$(0.13)	$(0.82)
Income per share (basic and assuming dilution)-discontinued operations	0.00	0.02
Loss per share (basic and assuming dilution)	$(0.13)	$(0.80)

Weighted average common shares outstanding
Basic	14,616,664	11,731,141
Fully diluted	14,616,664	11,731,141

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

MARCH 31, 2016 AND 2015

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

Operating lease

As of March 31, 2016. The Company’s corporate offices are in a 800 square foot facility in Eatontown, New Jersey leased at $1,200 per month expiring April 30, 2016.

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

INVESTVIEW, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2016 AND 2015

The federal and state income tax provision (benefit) for March 31, 2016 and March 31, 2015 consists of the following:

	2016	2015

Income tax expense from continuing operations:
Current:
Federal
State
Total current	-	-

Deferred:
Federal	-	-
State	-	-
Total deferred	-	-

Total provision (benefit)

	2016	2015

Income tax expense from discontinued operations:
Current:
Federal	-	-
State	-	-
Total current	-	-

Deferred:
Federal	-	-
State	-	-
Total deferred	-	-

Total provision (benefit)	-	-

Deferred income taxes represent the tax effect of transactions that are reported in different periods for financial and tax reporting purposes. Temporary differences and carryforwards that give rise to a significant portion of the deferred income tax benefits and liabilities are as follows at March 31, 2016 and March 31, 2015:

	2016	2015

Long-term deferred income tax assets before valuation allowance:
Loss carryforwards	$17,904,515	$17,364,515
Employee stock options	1,346,401	1,346,401
Deferred compensation	792,713	792,713
Intangible assets	5,648,393	5,648,393
Reserve on note	589,155	589,155
Fixed assets	205,974	205,974
Unpaid officer salaries	676,793	676,793
Other	458,587	458,587

Total long-term deferred income tax assets before valuation allowance	$27,622,531	$27,082,531
Less valuation allowance	(27,420,751)	(26,879,751)
Total long-term deferred income tax assets	$202,780	$202,780)

INVESTVIEW, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2016 AND 2015

	2016	2015

Long-term deferred income tax liabilities:
Beneficial conversion feature	$-	$-
Deferred Gain on Installment	(202,780)	(202,780)

Total deferred income tax liabilities	$(202,780)	$(202,780)

Net deferred income tax assets/(liabilities)	$0	$0

The Company has provided a valuation allowance against the full amount of the deferred tax assets, since in the opinion of management based upon the earnings history of the Company, it is more likely than not that the benefits will not be realized.

As of March 31, 2016, the Company had approximately $49,500,000 of federal and state loss carryforwards which expire at various dates through fiscal year 2036. The Company has not filed its Corporate income tax returns for periods subsequent to the fiscal year ended March 31, 2014

Due to possible changes in the Company's ownership, the future use of its existing net operating losses may be limited. All or portion of the remaining valuation allowance may be reduced in future years based on an assessment of earnings sufficient to fully utilize these potential tax benefits.

A reconciliation of the U.S. federal statutory income tax rate to the Company’s effective income tax rate is as follows:

	2016	2015

U.S. federal statutory income tax rate	35.0%	35.0%
State taxes	1.2%	1.2%
Derivative liability	11.7%	0.0%
Loss on settlement of debt	0.0%	0.0%
Warrants Write-off	0.0%	0.0%
Gain on Sale of Stock	-1.8%	-1.8%
Common Stock for Services Rendered	-2.4%	-2.4%
Employment taxes penalty	0.0%	0.0%
Other	-1.6%	-1.6%
True up	0.8%	0.8%
Increase in valuation allowance	-42.9%	-31.2%
Effective income tax rate	0.0%	0.0%

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

INVESTVIEW, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2016 AND 2015

The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. The Company had no accruals for interest and penalties at March 31, 2016 and 2015.

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

Items recorded or measured at fair value on a recurring basis in the accompanying consolidated financial statements consisted of the following items as of March 31, 2016 (as of March 31, 2015, the Company did not have any Level 3 financial liabilities):

	Level 1	Level 2	Level 3	Total
Long-term investments	$–	$–	$–	$–
Total	$–	$–	$–	$–
Derivative liabilities	$–	$–	$258,808	$258,808
Total	$–	$–	$258,808	$258,808

INVESTVIEW, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2016 AND 2015

The table below sets forth a summary of changes in the fair value of the Company’s Level 3 financial liabilities (warrant and derivative liabilities) for the two years ended March 31, 2016.

	Warrant Liabilities		Derivative Liabilities
Balance, April 1, 2014		$324	$-

Mark-to-market at March 31, 2015		(324)	-

Balance, March 31, 2015		-	-

Transfers in upon initial fair value of derivative liabilities			674,828

Transfers out upon payoff or conversion of convertible debt			(169,081)

Mark-to market at March 31, 2016			(246,939)

Balance, March 31, 2016	$		$258,808

Level 3 Liabilities were comprised of our bifurcated convertible debt features on our convertible notes (see Note 9).

20. SUBSEQUENT EVENTS

Subsequent financing:

On May 31, 2016, the Company issued a replacement convertible promissory note in exchange for the cancellation of a previously issued note dated November 13, 2015 to Azoth Fund, Inc for $35,000.

The note bears interest at the rate of 2% per annum. All interest and principal must be repaid on November 30, 2016 and is convertible into common stock, at Azoth Fund, Inc.’s option at a 52% discount to the lowest trading price of the common stock during the 20 trading day period prior to conversion.

Subsequent common stock issuances:

In April 2016, the Company issued 250,000 shares of its common stock in settlement of $5,250 convertible notes payable.

In April 2016, the Company issued an aggregate of 5,812,500 shares of its common stock as officer compensation valued at $575,438.

In April 2016, the Company issued an aggregate of 300,000 shares of its common stock as payment of director fees valued at $10,200.

In May 2016, the Company issued an aggregate of 450,000 shares of its common stock for services valued at $14,400.

In May 2016, the Company issued 100,000 shares of its common stock as payment of directors fees valued at $3,200.

In June 2016, the Company issued an aggregate of 1,700,000 shares of its common stock in settlement of $3,500 convertible notes payable.

INVESTVIEW, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2016 AND 2015

In July 2016, the Company issued 1,150,000 shares of its common stock in settlement of $2,866 convertible notes payable.

