Form 10-Q
period 2016-06-30
Investview, Inc.
filed 2016-08-22
CIK 862651

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ________________ to _______________

000-27019

(Commission file number)

Investview, Inc.

(Exact name of registrant as specified in its charter)

Nevada	87-0369205
(State or other jurisdiction	(IRS Employer
of incorporation or organization)	Identification No.)

745 Hope Road

Eatontown, New Jersey 07724

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

As of August 22, 2016, there were 27,228,111 shares of common stock, par value $.001 per share, outstanding.

PART I –  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INVESTVIEW, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	March 31,
	2016	2016
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$12,914	$7,697
Deferred costs	1,584	1,793
Total current assets	14,498	9,490

Total assets	$14,498	$9,490

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	$1,430,706	$1,142,465
Deferred revenue	5,508	13,128
Due to related party	276,848	629,533
Settlement payable	344,392	344,392
Notes payable, current portion	144,224	150,399
Notes payable, current portion-related party	95,000	95,000
Convertible notes payable, short term portion-related party	258,799	-
Convertible notes payable, current portion	1,441,300	143,769
Current liabilities of discontinued operations	120,266	120,266
Derivative liability, short term portion	291,517	194,087
Total current liabilities	4,408,560	2,833,039

Long term debt:
Convertible notes payable, long term portion	7,772	1,399,190
Convertible notes payable, long term portion-related party	-	295,101
Derivative liability, long term portion	97,326	64,721
Total long term debt	105,098	1,759,012

Total liabilities	4,513,658	4,592,051

STOCKHOLDERS' DEFICIT
Preferred stock, par value: $0.001; 10,000,000 shares authorized, None issued and outstanding as of June 30, 2016 and March 31, 2016	-	-
Common stock, par value $0.001; 60,000,000 shares authorized; 23,579,411 and 14,966,911 issued and 23,578,111 and 14,965,611 outstanding as of June 30, 2016 and March 31, 2016, respectively	23,579	14,967
Additional paid in capital	96,906,621	96,282,849
Common stock subscriptions (receivable)	(250,000)	(250,000)
Treasury stock, 1,300 shares	(8,589)	(8,589)
Accumulated deficit	(101,170,771)	(100,621,788)
Total stockholders' deficit	(4,499,160)	(4,582,561)

Total liabilities and stockholders' deficit	$14,498	$9,490

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

INVESTVIEW, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three months ended June 30,
	2016	2015
Revenue, net:	$47,814	$125,448

Operating costs and expenses:
Cost of sales and service	1,205	18,427
Selling, general and administrative	264,188	717,824
Total operating costs and expenses	265,393	736,251

Net loss from operations	(217,579)	(610,803)

Other income (expense):
Loss on change in fair value of warrant and derivative liabilities	(43,718)	-
Interest, net	(287,686)	(35,998)
Total other income (expense)	(331,404)	(35,998)

Loss from continuing operations before income taxes	(548,983)	(646,801)

Income taxes expense	-	-

Net loss	(548,983)	(646,801)

Non-controlling interest	-	16,067

NET LOSS ATTRIBUTABLE TO INVESTVIEW, INC.	$(548,983)	$(630,734)

Loss per common share, basic and diluted	$(0.03)	$(0.04)

Weighted average number of common shares outstanding-basic and diluted	20,208,257	14,548,538

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

INVESTVIEW, INC.

CONDENSED CONSOLIDATED STATEMENTS OF DEFICIENCY IN STOCKHOLDERS' EQUITY

THREE MONTHS ENDED JUNE 30, 2016

				Common
			Additional	Stock
	Common stock		Paid in	Subscription	Treasury	Accumulated
	Shares	Amount	Capital	Receivable	Stock	Deficit	Total
Balance, April 1, 2016	14,966,911	$14,967	$96,282,849	$(250,000)	$(8,589)	$(100,621,788)	$(4,582,561)
Common stock issued for services	450,000	450	14,400	-	-	-	14,850
Common stock issued in payment of compensation	5,812,500	5,812	467,148	-	-	-	472,960
Common stock issued for director fees	400,000	400	13,400	-	-	-	13,800
Common stock issued in settlement of debt	1,950,000	1,950	56,650	-	-	-	58,600
Reclass derivative liability to equity upon convertible note payoff	-	-	72,174	-	-	-	72,174
Net loss	-	-	-	-	-	(548,983)	(548,983)
Balance, June 30, 2016 (unaudited)	23,579,411	$23,579	$96,906,621	$(250,000)	$(8,589)	$(101,170,771)	$(4,499,160)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

INVESTVIEW INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Three months ended June 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(548,983)	$(646,801)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount relating to convertible notes payable	117,908	-
Stock based compensation	28,650	26,250
Non-cash interest	122,131	-
Change in fair value of warrant and derivative liabilities	43,718	-
Amortization of deferred compensation	-	33,844
Changes in operating assets and liabilities:
Accounts receivable	-	57,076
Deferred costs	209	579
Prepaid and other assets	-	24
Accounts payable and accrued liabilities	87,604	38,441
Due to related parties	120,275	(39,590)
Deferred revenue	(7,620)	(9,438)
Net cash used in operating activities	(36,108)	(539,615)

CASH FLOWS FROM INVESTING ACTIVITIES:	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from of notes payable	47,500	-
Repayments of note payable, related party	-	(25,000)
Repayments of notes payable	(6,175)	-
Net proceeds provided by (used in) financing activities	41,325	(25,000)

Net increase (decrease) in cash and cash equivalents	5,217	(564,615)
Cash and cash equivalents-beginning of period	7,697	805,737
Cash and cash equivalents-end of period	$12,914	$241,122

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$-	$-
Income taxes	$-	$-
Non-cash financing activities:
Common stock issued in settlement of notes payable and accrued interest	$12,750	$-
Common stock issued in settlement of accrued officer salaries	$472,960	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

INVESTVIEW, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2016

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

Interim Financial Statements

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations (Regulation S-X) of the Securities and Exchange Commission (the “SEC”) and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the three months ended June 30, 2016 are not necessarily indicative of the operating results that may be expected for the year ended March 31, 2017. These unaudited condensed consolidated financial statements should be read in conjunction with the March 31, 2016 consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K.

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

JUNE 30, 2016

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

Fair Value of Financial Instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of June 30, 2016 and March 31, 2016. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, notes payable, convertible notes payable, derivative liabilities and accounts payable. Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

INVESTVIEW, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2016

Reliance on Key Personnel and Consultants

The Company is heavily dependent on the continued active participation of these current executive officers, employees and key consultants. The loss of any of the senior management or key consultants could significantly and negatively impact the business until adequate replacements can be identified and put in place.

Derivative Liability

The Company accounts for derivatives in accordance with ASC 815, which establishes accounting and reporting standards for derivative instruments and hedging activities, including certain derivative instruments embedded in other financial instruments or contracts and requires recognition of all derivatives on the balance sheet at fair value, regardless of hedging relationship designation. Accounting for changes in fair value of the derivative instruments depends on whether the derivatives qualify as hedge relationships and the types of relationships designated are based on the exposures hedged. At June 30, 2016 and March 31, 2016, the Company did not have any derivative instruments that were designated as hedges. See Note 8 for discussion of the Company’s derivative liabilities.

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

Potentially dilutive securities excluded from the computation of basic and diluted net loss per share are as follows:

	June 30, 2016	June 30, 2015
Convertible notes payable	30,955,885	1,603,121
Options to purchase common stock	40,000	40,000
Warrants to purchase common stock	6,534,810	6,298,771
Totals	37,530,695	7,941,892

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

For the three months ended June 30, 2016 and 2015, the Company did not grant stock options to employees.

INVESTVIEW, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2016

Segment Information

Accounting Standards Codification subtopic Segment Reporting 280-10 (“ASC 280-10”) establishes standards for reporting information regarding operating segments in annual financial statements and requires selected information for those segments to be presented in interim financial reports issued to stockholders. ASC 280-10 also establishes standards for related disclosures about products and services and geographic areas. Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision-making group, in making decisions how to allocate resources and assess performance. The information disclosed herein materially represents all of the financial information related to the Company’s only material principal operating segment after the discontinued operations of Instilend (See Note 11).

Recent Accounting Pronouncements

There are various updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to a have a material impact on the Company's financial position, results of operations or cash flows.

2. GOING CONCERN AND MANAGEMENT’S LIQUIDITY PLANS

The Company’s unaudited condensed consolidated financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred significant recurring losses which have resulted in an accumulated deficit of $101,170,771, net loss of $548,983 and net cash used in operations of $36,108 for the three months ended June 30, 2016 which raises substantial doubt about the Company’s ability to continue as a going concern.

During the three months ended June 30, 2016, the Company raised $47,500 in cash proceeds from the issuance of notes.  The Company believes that its current cash on hand will not be sufficient to fund its projected operating requirements currently.

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

INVESTVIEW, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2016

3. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities consisted of the following at June 30, 2016 and March 31, 2016:

	June 30, 2016	March 31, 2016
Accounts payable	$435,891	$418,823
Accrued interest payable, short term	338,453	93,000
Accrued payroll and related taxes	656,362	630,642
	$1,430,706	$1,142,465

As of June 30, 2016 and March 31, 2016, accrued payroll taxes included the effects of an estimated payroll tax liability for stock based compensation issued to an officer.

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

As of June 30, 2016, the Company reclassified the promissory note and accrued interest to settlement payable. No material gain or loss was recorded in connection with the settlement. The unpaid balance as of June 30, 2016 and March 31, 2016 was $344,392. The Company is currently renegotiating the payment terms and is currently in default.

5. NOTES PAYABLE

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

Summary of outstanding notes payable as of June 30, 2016 and March 31, 2016 are as follows:

INVESTVIEW, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2016

	June 30, 2016	March 31, 2016
Note payable, due December 31, 2015 (in default)	$33,333	$33,333
Notes payable, due December 31, 2016	86,667	86,667
Note payable, due September 2016	24,224	30,399
Total	144,224	150,399
Less: Short term portion	(144,224)	(150,399)
Long term portion	$-	$-

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

During the year ended March 31, 2016, the Company made payments in aggregate of $25,000 towards the principal of the note. As of June 30, 2016 and March 31, 2016, the remaining balance of the note was $95,000.

7. CONVERTIBLE NOTES

Summary of outstanding convertible notes payable as of June 30, 2016 and March 31, 2016are as follows:

	June 30, 2016	March 31, 2016
Convertible Promissory notes due June 30, 2017	$1,476,660	$1,476,660
Convertible Promissory note, due August 17, 2015, in default	100,000	100,000
Convertible note payable, due September 25, 2017, net of unamortized debt discount of $17,078 and $23,106, respectively	7,772	10,494
Convertible note payable, due November 13, 2016, net of unamortized debt discount of $21,708	-	13,292
Convertible notes payable, due August 31, 2016, net of unamortized debt discount of $57,602 and $129,523, respectively	117,398	30,477
Convertible note payable, due May 31, 2017, net of unamortized debt discount of $67,459	6,041	-
Long term accrued interest	-	207,137
Total	1,707,871	1,838,060
Less: Short term portion	(1,441,300)	(143,769)
Less: Short term, related party	(258,799)	(-)
Less: Long term, related party	(-)	(295,101)
Long term convertible notes	$7,772	$1,399,190

INVESTVIEW, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2016

Azoth Funding LLC

On May 31, 2016, the Company entered into a Securities Purchase Agreement with Azoth Fund LLC, for the sale of a 8% convertible note in the principal amount of $73,500 (the “Note”). The total net proceeds the Company received from this Offering was $32,500, net of fees of $3,500 and payoff of a previously outstanding convertible note.

The Note bears interest at the rate of 8% per annum. All interest and principal must be repaid on May 31, 2017 and is convertible into common stock, at Azoth Funding LLC’ s option, at a 50% discount to the lowest trading price of the common stock during the 20 trading day period prior to conversion.

Convertible Promissory Notes dated April 5, 2016

On April 5, 2016, the Company issued a $15,000 convertible promissory notes bearing interest at 12% per annum due upon maturity along with principal on August 31, 2016.

The convertible promissory note is convertible, at the holders’ option, at $0.10 per share at any time, the due date or the time of a $5 million equity event, as defined.

In connection with the issuance of the convertible promissory notes, the Company issued detachable warrants granting the holder the right to acquire 30,000 shares of the Company’s common stock at $0.50 per share and expire 2 years from the date of issuance.

Due to the nature of the previously issued notes described above, the Company determined that the conversion feature requires classification as an embedded derivative. The accounting treatment requires that the Company record at fair value at inception as a liability. The determined fair value (see below) exceeded the net proceeds received, therefore no value were assigned to the issued detachable warrants as described in ASC 470-20.

Summary:

The Company has identified the embedded derivatives related to the above described Notes. These embedded derivatives included certain conversion features and reset provisions. The accounting treatment of derivative financial instruments requires that the Company record fair value of the derivatives as of the inception date of the Notes and to fair value as of each subsequent reporting date.

In connection with the Azoth financing, the Company paid off a previously issued convertible debt. At the date(s) of payoff or exchange, the Company determined fair value of the embedded derivatives of $72,174, using the Binominal Option Pricing Model with the following assumptions: contractual terms of 0.45 years, an average risk free interest rate of 0.49%, a dividend yield of 0%, and volatility of 426.69%, was reclassified to additional paid in capital.

At the inception of the 2016 Notes, the Company determined the aggregate fair value of $204,341 of embedded derivatives. The fair value of the embedded derivatives was determined using the Binomial Option Pricing Model based on the following assumptions: (1) dividend yield of 0%; (2) expected volatility of 412.78% to 426.69%, (3) weighted average risk-free interest rate of 0.36 % to 0.68%, (4) expected life of 0.41 to 1.00 year, and (5) estimated fair value of the Company’s common stock of $0.02 to $0.10 per share.

The determined fair value of the debt derivatives of $204,341 was charged as a debt discount up to the net proceeds of the notes with the remainder of $122,131 charged to current period operations as non-cash interest expense.

INVESTVIEW, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2016

At June 30, 2016, the Company marked to market the fair value of the debt derivatives and determined a fair value of $388,843. The Company recorded a loss from change in fair value of debt derivatives of $43,718 for the three months ended June 30, 2016. The fair value of the embedded derivatives was determined using Binomial Option Pricing Model based on the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 441.77%, (3) weighted average risk-free interest rate of 0.26% to 0.45%, (4) expected life of 0.17 to 1.24 years, and (5) estimated fair value of the Company’s common stock of $0.014 per share.

The charge of the amortization and write-off of debt discounts and costs for the three months ended June 30, 2016 was $117,908 which was accounted for as interest expense.

8. DERIVATIVE LIABILITIES

As described in Note 7 and 13, the Company issued convertible notes that contain conversion features and reset provision. The accounting treatment of derivative financial instruments requires that the Company record fair value of the derivatives as of the inception date and to fair value as of each subsequent reporting date.

9. CAPITAL STOCK

Common Stock

In April 2016, the Company issued 250,000 shares of its common stock with a fair value of $20,000 in settlement of $5,250 of convertible notes payable.

In April 2016, the Company issued an aggregate of 5,812,500 shares of its common stock as payment of previously accrued officer salaries of $472,960, which represents the value of the services received and which did not differ materially from the value of the stock issued.

In April and May 2016, the Company issued an aggregate of 400,000 shares of its common stock as director fees valued at $13,800, which represents the value of the services received and which did not differ materially from the value of the stock issued.

In May 2016, the Company issued an aggregate of 450,000 shares of its common stock for consulting services valued at $14,850, which represents the value of the services received and which did not differ materially from the value of the stock issued.

In June 2016, the Company issued an aggregate of 1,700,000 shares of its common stock with a fair value of $38,600 in settlement of $7,500 of convertible notes payable.

10. STOCK OPTIONS AND WARRANTS

The following table summarizes the changes in employee stock options outstanding and the related prices for the shares of the Company’s common stock issued to employees of the Company under two employee stock option plans.

The nonqualified plan adopted in 2007 is for 65,000 shares of which 47,500 have been granted as of June 30, 2016. The qualified plan adopted in October of 2008 authorizing 125,000 shares was approved by a majority of the Shareholders on September 16, 2009. To date 42,500 shares have been granted under the 2008 plan as of June 30, 2016.

The following table summarizes the changes in options outstanding and the related prices for the shares of the Company’s common stock issued to employees of the Company at June 30, 2016:

INVESTVIEW, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2016

	Options Outstanding			Options Exercisable
			Weighted		Weighted
		Weighted	Average		Average
		Average	Exercise		Exercise
Range of	Number of	Remaining	Price of	Number of	Price of
Exercise	Shares	Contractual	Outstanding	Shares	Exercisable
Prices	Outstanding	Life (Years)	Options	Exercisable	Options
$10.00	35,000	3.26	$10.00	35,000	$10.00
12.00	2,500	0.61	12.00	2,500	12.00
	37,500	3.08	$10.20	37,500	$10.20

Transactions involving stock options issued to employees are summarized as follows:

Weighted
Average
	Number of	Exercise
	Shares	Price
Options outstanding at March 31, 2015	37,500	$10.20
Granted	-	-
Exercised	-	-
Canceled	-	-
Options outstanding at March 31, 2016	37,500	10.20
Granted	-	-
Exercised	-	-
Canceled	-	-
Options outstanding at June 30, 2016	37,500	$10.20

Stock-based compensation expense in connection with options granted to employees for the three months ended June 30, 2016 and 2015 was $-0-.

Non-Employee Stock Options

The following table summarizes the changes in options outstanding and the related prices for the shares of the Company’s common stock issued to consultants and non-employees of the Company at June 30, 2016:

	Options Outstanding			Options Exercisable
Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
Exercise	Number	Contractual	Exercise	Number of	Exercise
Prices	Outstanding	Life (Years)	Price	Exercisable	Price
$84.00	2,500	0.58	$84.00	2,500	$84.00

Transactions involving stock options issued to consultants and non-employees are summarized as follows:

INVESTVIEW, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2016

Weighted
Average
	Number of	Price
	Shares	Per Share
Options outstanding at March 31, 2015	2,500	$84.00
Granted	-
Exercised	-	-
Expired	-
Options outstanding at March 31, 2016	2,500	84.00
Granted	-	-
Exercised	-	-
Expired	-	-
Options outstanding at June 30, 2016	2,500	$84.00

Warrants

The following table summarizes the changes in warrants outstanding and the related prices for the shares of the Company’s common stock issued to shareholders at June 30, 2016:

	Warrants Outstanding			Warrants Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
Exercise	Number	Contractual	Exercise	Number	Exercise
Price	Outstanding	Life (Years)	Price	Exercisable	Price
$0.50	350,000	1.66	$0.50	350,000	$0.50
1.50	6,127,497	2.99	1.50	6,127,497	1.50
2.50	12,000	2.05	2.50	12,000	2.50
6.00	45,313	1.58	6.00	45,313	6.00
Total	6,534,810	2.82	$1.48	6,534,810	$1.48

Transactions involving the Company’s warrant issuance are summarized as follows:

		Average
	Number of	Price
	Shares	Per Share
Warrants outstanding at March 31, 2015	6,298,771	$1.53
Granted /restated	332,500	0.50
Canceled	(126,461)	(1.50)
Expired	-
Warrants outstanding at March 31, 2016	6,504,810	1.48
Granted	30,000	0.50
Canceled	-	-
Expired	-	-
Warrants outstanding at June 30, 2016	6,534,810	$1.48

As described in Note 7 above, the Company issued detachable warrants granting the holder the right to acquire an aggregate of 30,000 shares of the Company’s common stock at $0.50 per share and expire 2 years from the date of issuance in connection with the issuance of convertible promissory notes.

INVESTVIEW, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2016

11. DISCONTINUED OPERATIONS

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

The assets and liabilities of the discontinued operations as of June 30, 2016 and March 31, 2016 were as follows:

	June 30, 2016	March 31, 2016
Cash	$-	$-
Accounts receivable	-	-
Total current assets of discontinued operations	$-	$-

Liabilities:
Accounts payable	$120,266	$120,266
Total current liabilities of discontinued operations	$120,266	$120,266

The Results of Operations classified as discontinued operations for the three months ended June 30, 2016 and 2015:

	June 30, 2016	June 30, 2015
Sales	$-	$-

Operating costs:
Selling, general and administrative	-	-
Total operating costs	-	-
	-	-
Net Income (loss)	$-	$-

INVESTVIEW, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2016

Accounts payable are primarily comprised of vendors payable.

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

13. FAIR VALUE MEASUREMENTS

ASC 825-10 defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities required or permitted to be recorded at fair value, the Company considers the principal or most advantageous market in which it would transact and considers assumptions that market participants would use when pricing the asset or liability, such as inherent risk, transfer restrictions, and risk of nonperformance. ASC 825-10 establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 825-10 establishes three levels of inputs that may be used to measure fair value:

•	Level 1: Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities;

•	Level 2: Quoted prices in markets that are not active, or inputs which are observable, either directly or indirectly, for substantially the full term of the asset or liability; or

•	Level 3: Prices or valuation techniques that require inputs that are both significant to the fair value measurement and are unobservable.

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

JUNE 30, 2016

The carrying value of the Company’s cash and cash equivalents, accounts receivable, accounts payable, short-term borrowings (including convertible notes payable), and other current assets and liabilities approximate fair value because of their short-term maturity.

Items recorded or measured at fair value on a recurring basis in the accompanying consolidated financial statements consisted of the following items as of June 30, 2016 and March 31, 2016 :

June 30, 2016:

	Level 1	Level 2	Level 3	Total
Long-term investments	$–	$–	$–	$–
Total	$–	$–	$–	$–
Derivative liabilities	$–	$–	$388,843	$388,843
Total	$–	$–	$388,843	$388,843

March 31, 2016:

	Level 1	Level 2	Level 3	Total
Long-term investments	$–	$–	$–	$–
Total	$–	$–	$–	$–
Derivative liabilities	$–	$–	$258,808	$258,808
Total	$–	$–	$258,808	$258,808

The table below sets forth a summary of changes in the fair value of the Company’s Level 3 financial liabilities (warrant and derivative liabilities) for the three months ended June 30, 2016.

Derivative Liabilities
Balance, March 31, 2016	258,808

Transfers in upon initial fair value of derivative liabilities	204,341

Transfers out upon payoff or conversion of convertible debt	(118,024)

Mark-to market at June 30, 2016	43,718

Balance, June 30, 2016	$388,843

Level 3 Liabilities were comprised of our bifurcated convertible debt features on our convertible notes (see Note 7).

14. SUBSEQUENT EVENTS

Subsequent common stock issuances:

In July 2016, the Company issued 2,380,000 shares of its common stock in settlement of $4,711 of convertible notes payable.

On July 12, 2016 the Company issued a convertible promissory note due December 31, 2016 in settlement with its former auditor, Fiondella Milone, and La Saracina LLP for $45,000 for services rendered during the Company’s fiscal Year ending March 31, 2015.

The note bears interest of 8% per annum, and is convertible into common stock of the Company on the maturity date by the sole election of the holder at a discount of 40% of the average closing price for the three days prior to conversion.

In August 2016 the Company issued 1,270,000 shares of its common stock in settlement of $1,124 of convertible notes payable and $400 in transfer fees.

INVESTVIEW, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2016

The note bears interest of 8% per annum, and is convertible into common stock of the Company on the maturity date by the sole election of the holder at a discount of 40% of the average closing price for the three days prior to conversion.

Item 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward-Looking Statements

This Quarterly Report Form 10-Q, including this discussion and analysis by management, contains or incorporates forward-looking statements. All statements other than statements of historical fact made in this report are forward looking. In particular, the statements herein regarding industry prospects and future results of operations or financial position are forward-looking statements. These forward-looking statements can be identified by the use of words such as “believes,” “estimates,” “could,” “possibly,” “probably,” “anticipates,” “projects,” “expects,” “may,” “will,” or “should” or other variations or similar words. No assurances can be given that the future results anticipated by the forward-looking statements will be achieved. Forward-looking statements reflect management’s current expectations and are inherently uncertain. Our actual results may differ significantly from management’s expectations. For factors that may cause actual results to differ from management’s expectations, reference should be made to the Company’s Form 10-K for the year ended March 31, 2016 filed with the Securities and Exchange Commission and our other periodic filings with the Securities and Exchange Commission.

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

Results of Operations

Three months ended June 30, 2016 compared to three months ended June 30, 2015:

Revenues:

	Three Months Ended		Three Months Ended
	June 30, 2016		June 30, 2015		Variance
Subscription revenues	$47,814	100%	$125,448	100%	$(77,634)	62%

We realized a decrease in our recognized revenues of 62% for the three months ended June 30, 2016 from the prior year period due in part to a number of subscribers who elected to pay for annual subscriptions which decreased the revenue that could be recognized in the quarter and in turn was reduced deferred revenue. We proactively introduced both new products and a new marketing strategy to improve the lifetime value of our accounts. We are now emphasizing our online based business model which provides subscription based services including trading ideas, tools and education through live and recorded webinars and is marketed through a number of online media channels. Our trading and education tools are located at www.investview.com whereas our 7 minute products have their own websites:www.7minute trader.com, 7minuteoptions.com, 7minutestocks.com and 7minuteinvestor.com.

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

Operating Costs and Expenses:

A summary of significant operating costs and expenses for the three months ended June 30, 2016 and the three months ended June 30, 2015 follows:

	Three Months		Three Months
	Ended		Ended
	June 30, 2016		June 30, 2015		Variance
Costs of sales and services	$1,205	1%	$18,427	3%	$(17,222)	93%
Selling, general and administrative	264,188	99%	717,824	97%	(453,636)	63%
Total	$265,393	100%	$736,251	100%	$(470,858)	64%

As a percentage of revenues, the operating margin increased to 97% in the current quarter from 85% in the same quarter last year due to the increase in revenues relative to the similar level of operating costs and expenses.

During the three months ended June 30, 2016, our cost of sales and service decreased to $1,205 as compared to $18,427 during the three months ended June 30, 2015, primarily from the decrease in data feed costs of approximately 90%.

Our selling, general and administrative expenses decreased from $717,824 for the three months ended June 30, 2015 to $264,188 in current 2016 period or $453,636 (63%). Last year, the Company incurred approximately $60,000 in stock based compensation expense as compared to $29,000 for the current period. In addition, we have significantly reduced our operating and other costs in the current period as compared to the same period, last year.

Other:

A summary of significant other income (expenses) for the three months ended June 30, 2016 and the three months ended June 30, 2015 follows:

Three Months	Three Months
Ended	Ended
June 30, 2016	June 30, 2015	Variance
Interest	$(287,686)	87%	$(35,998)	100%	$251,688	699%
Loss on change in fair value of warrant and derivatives	(43,718)	13%	-	-%	43,718	100%
Total	$(331,404)	100%	$(35,998)	100%	$295,406	821%

Interest expense increased from $35,998 to $287,686, a $251,688 or 699% increase.  The increase primarily due to the a non-cash interest charge relating to issued convertible debt of $122,131 and debt discount amortization of $117,908 in the current period as compared to $-0- in 2015.

Loss on change in fair value of derivative liabilities During the three months ended June 30, 2016, we had outstanding convertible promissory notes with an embedded derivative, all requiring us to fair value the derivatives each reporting period and mark to market as a non-cash adjustment to our current period operations. This resulted in a loss of $43,718 on change in fair value of derivative liabilities for the three months ended June 30, 2016.

Cash Used in Operating Activities:

During the three months ended June 30, 2016, our rate of usage of cash on a monthly basis from operations to approximately $12,000 as compared to approximately $180,000 in the same period last year.

Liquidity and Capital Resources

During the three months ended June 30, 2016, the Company incurred a loss from operations of $548,983. However, only $36,108 was cash related. This negative cash flow was funded by existing cash and borrowing on convertible notes. As a result, our cash and cash equivalents increased by $5,217 to $12,914 from the beginning of the fiscal year of $7,697.

The Company's current liabilities exceeded its current assets (working capital deficit) by $4,394,062 as of June 30, 2016 as compared to $2,823,549 at March 31, 2016. The increase in the working capital deficit is primarily due to the maturing of our convertible debt.

Auditor’s Opinion Expresses Doubt About the Company’s Ability to Continue as a “Going Concern”

The independent auditor’s report on our March 31, 2016 consolidated financial statements states that the Company's historical losses and accumulated deficiency raise substantial doubts about the Company's ability to continue as a going concern, due to the losses incurred and deficiency. If we are unable to develop our business, we will have to reduce, discontinue operations or cease to exist, which would be detrimental to the value of the Company's common stock. We can make no assurances that our business operations will develop and provide us with significant cash to continue operations.

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

For the periods ended June 30, 2016 and 2015, the Company did not grant stock options to employees.

Fair Value of Financial Instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of June 30, 2016 and March 31, 2016. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, notes payable, convertible notes payable, derivative liabilities and accounts payable. Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

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

Changes in Internal Controls

Other than mentioned above, there were no changes in our internal controls over financial reporting during the fiscal quarter ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The Company may be subject to other legal proceedings and claims which arise in the ordinary course of its business. Although occasional adverse decisions or settlements may occur, the Company believes that the final disposition of such matters should not have a material adverse effect on its financial position, results of operations or liquidity. The Company had no other pending legal proceedings or claims other than described above as of June 30, 2016.

None of our directors, officers, or affiliates is involved in a proceeding adverse to our business or has a material interest adverse to our business.

ITEM 1A – RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and, as such, are not required to provide the information under this item. The material risk factors faced by our company are set forth on our Form 10-K Annual Report for the year ended March 31, 2016.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On May 31, 2016, the Company issued a Convertible Promissory Note (the “Azoth Note”) to Azoth Fund LLC (“Azoth”) in the principal amount of $73,500. The financing closed on May 31, 2016.

The Azoth Note bears interest at the rate of 8% per annum.  All interest and principal must be repaid on May 31, 2017.  The Azoth Note is convertible into common stock, at Azoth’s option, at a 50% discount of the lowest closing bid prices of the common stock during the 20 trading day period prior to conversion.  In the event the Company prepays the Crown Note (maximum of 80% payoff allowable), the Company is required to pay off all principal, interest and any other amounts owing multiplied by (i) 110% if prepaid during the period commencing on the closing date through 60 days thereafter, (ii) 120% if prepaid 61 through 120 days and thereafter following the closing, (ii) 135% if prepaid 121 through 180 days and thereafter following the closing

Azoth has agreed to restrict its ability to convert the Azoth Note and receive shares of common stock such that the number of shares of common stock held by them in the aggregate and their affiliates after such conversion or exercise does not exceed 9.99% of the then issued and outstanding shares of common stock.   The total net proceeds the Company received from this Offering was $32,500 after payoff of previously issued convertible note.

As of the date hereof, the Company is obligated on $73,500 in face amount of Azoth Note issued to Azoth. The Azoth is a debt obligation arising other than in the ordinary course of business which constitute a direct financial obligation of the Company.

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

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4 – MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5 – OTHER INFORMATION

None

ITEM 6 – EXHIBITS

Number	Description

3.1	Articles of Incorporation (incorporated by reference to Exhibit 3 to the Company’s 10SB12G filed on August 12, 1999)

3.2	Certificate of Amendment to Registrant’s Articles of Incorporation (incorporated by reference to Exhibit 3 to the Company’s 10SB12G filed on August 12, 1999)

3.3	By-Laws (incorporated by reference to Exhibit 3 to the Company’s 10SB12G filed on August 12, 1999)

3.4	Amendment to Articles of Incorporation or by-laws (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed on February 15, 2007)

3.5	Certificate of Change filed pursuant to NRS 78.209 (incorporated by reference to Exhibit 4.4 to the Company’s Form 8-K filed on April 6, 2012)

3.6	Articles of Merger filed pursuant to NRS 92.A.200 (incorporated by reference to Exhibit 4.4 to the Company’s Form 8-K filed on April 6, 2012)

3.7	Certificate of Amendment to the Articles of Incorporation dated October 16, 2014 (16)

4.1	Form of Exchange Agreement, dated September 30, 2010 (1)

4.2	Exchange Agreement by and between Global Investor Services, Inc. and Allied Global Ventures LLC, dated September 30, 2010 (2)

4.3	Form of Subscription Agreement dated July 7, 2011 (3)

4.4	Form of 8% Secured Convertible Note dated July 7, 2011 (3)

4.5	Form of Common Stock Purchase Warrant dated July 7, 2011 (3)

4.6	Form of Security Agreement dated July 7, 2011 (3)

4.7	Form of Agreement entered with Marketing Investors (4)

4.8	Form of Subscription Agreement - August 2012 (8)

4.9	Form of 8% Secured Convertible Note - August 2012 (8)

4.10	Form of Common Stock Purchase Warrant - August 2012 (8)

4.11	Form of Security Agreement - August 2012 (8)

4.12	Form of 5% Convertible Promissory Note issued in October 2012 to former shareholders of Instilend Technologies Inc. (10)

4.13	2012 Incentive stock Plan (9)

4.14	10% Secured Promissory Note issued by Fortified Management Group, LLC to Instilend Technologies Inc. (11)

4.15	Securities Purchase Agreement entered by and between Investview Inc. and Allied Global Ventures LLC (12)

4.16	Form of Common Stock Purchase Warrant issued to Allied Global Ventures LLC (12)

4.17	Form of Securities Purchase Agreement (13)

4.18	Form of Common Stock Purchase Warrant (13)

4.19	Form of Warrant (14)

4.20	Securities Purchase Agreement – September 30, 2014 (17)

4.21	Form of Common Stock Purchase Warrant – September 30, 2014 (17)

4.22	2014 Incentive stock Plan (20)

10.1	Employment Agreement by and between Global Investor Services Inc. and Dr. Joseph J. Louro dated June 7, 2011 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on June 29, 2011).

10.2	Letter Agreement by and between Global Investor Services Inc. and Dr. Joseph J. Louro dated June 29, 2011 (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on June 29, 2011

10.3	Agreement by and between Global Investor Services Inc., Wealth Engineering LLC, Wealth Engineering and Development Incorporated, Annette Raynor and Mario Romano dated July 12, 2011 (5)

10.4	Exchange Agreement, dated September 29, 2011, by and between Global Investor Services, Inc. and Allied Global Ventures, LLC. (6)

10.5	Exchange Agreement, dated September 29, 2011, by and between Global Investor Services, Inc. and Allied Global Ventures, LLC.(6)

10.6	Employment Agreement by and between Investview, Inc. and John “Randy” MacDonald dated May 15, 2012 (7)

10.7	Employment Agreement by and between Investview, Inc. and David M. Kelley dated August 16, 2012 (8)

10.8	Share Exchange Agreement between Investview Inc., Todd Tabacco, Derek Tabacco, Rich L’Insalata and Instilend Technologies Inc. (8)

10.9	Asset Purchase Agreement by and between Investview, Inc., Instilend Technologies Inc. and Fortified Management Group, LLC dated May 2, 2013 (11)

10.10	Assignment and Assumption Agreement by and between Investview, Inc., Fortified Management Group, LLC, Richard L’Insalata, Todd Tabacco and Derek Tabacco dated May 2, 2013 (11)

10.11	Agreement and Release by and between Investview, Inc., Instilend Technologies Inc., Fortified Management Group LLC and Todd Tabacco dated May 2, 2013 (11)

10.12	Agreement and Release by and between Investview, Inc., Instilend Technologies Inc., Fortified Management Group LLC and Derek Tabacco dated May 2, 2013 (11)

10.13	Agreement and Release by and between Investview, Inc., Instilend Technologies Inc., Fortified Management Group LLC and Richard L’Insalata dated May 2, 2013 (11)

10.14	Form of Exchange Agreement (14)

10.15	Agreement by and between Investview, Inc. and David M. Kelley dated July 14, 2014 (15)

10.16	Stipulation of Settlement Agreement with Evenflow Funding, LLC (16)

10.17	Purchase Agreement by and between Investview, Inc. and CertusHoldings, Inc. (18)

10.18	Asset Purchase Agreement by and between GGI Inc. and Gate Global Impact Inc. dated December 17, 2014 (19)

16.1	Letter from Fiondella, Milone & LaSaracina LLP (21)

31.1	Certification of Principal Executive Officer pursuant to 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Principal Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Schema

101.CAL	XBRL Taxonomy Calculation Linkbase

101.DEF	XBRL Taxonomy Definition Linkbase

101.LAB	XBRL Taxonomy Label Linkbase

101.PRE	XBRL Taxonomy Presentation Linkbase

(1)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on October 12, 2010

(2)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on October 25, 2010

(3)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on July 13, 2011

(4)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on August 30, 2011

(5)	Incorporated by reference to the Form 10-K Annual Report filed with the Securities and Exchange Commission on July 14, 2011

(6)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on October 11, 2011

(7)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on May 21, 2012

(8)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on August 20, 2012

(9)	Incorporated by reference to Exhibit 4.1 to the Company’s Form S-8 filed on July 25, 2012

(10)	Incorporated by reference to the Company’s Form 10-Q filed on February 14, 2013

(11)	Incorporated by reference to to the Company’s Form 8-K filed on May 8, 2013

(12)	Incorporated by reference to the Form 8-K Current Report filed on October 8, 2013

(13)	Incorporated by reference to the Form 8-K Current Report filed on June 11, 2014

(14)	Incorporated by reference to the Form 8-K Current Report filed on October 7, 2014

(15)	Incorporated by reference to the Form 8-K Current Report filed on July 17, 2014

(16)	Incorporated by reference to the Form 8-K Current Report filed on October 16, 2014

(17)	Incorporated by reference to the Form 8-K Current Report filed on December 4, 2014

(18)	Incorporated by reference to the Form 8-K Current Report filed on December 29, 2014

(19)	Incorporated by reference to the Form 8-K Current Report filed on March 19, 2015

(20)	Incorporated by reference to the Form 8-K Current Report filed on May 29, 2015

(21)	Incorporated by reference to the Form 8-K Current Report filed on July 31, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INVESTVIEW, INC

Dated: August 22, 2016	By:	/s/ Dr. Joseph J. Louro
Dr. Joseph J. Louro
Chief Executive Officer
(Principal Executive Officer)

Dated: August 22, 2016	By:	/s/ William C. Kosoff
William C. Kosoff
Chief Financial Officer
(Principal Financial Officer and Accounting Officer)