Form 10-Q
period 2016-09-30
Investview, Inc.
filed 2016-11-18
CIK 862651

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

As of November 18, 2016, there were 47,289,111 shares of common stock, par value $.001 per share, outstanding.

PART I –  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INVESTVIEW, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	March 31,
	2016	2016
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$6,596	$7,697
Deferred costs	1,434	1,793
Total current assets	8,030	9,490

Total assets	$8,030	$9,490

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	$1,526,333	$1,142,465
Deferred revenue	272	13,128
Due to related party	575,164	629,533
Settlement payable	344,392	344,392
Notes payable, current portion	140,042	150,399
Notes payable, current portion-related party	95,000	95,000
Convertible notes payable, short term portion-related party	258,799	-
Convertible notes payable, current portion, net of debt discount	1,520,265	143,769
Current liabilities of discontinued operations	120,266	120,266
Derivative liability, short term portion	110,971	194,087
Total current liabilities	4,691,504	2,833,039

Long term debt:
Convertible notes payable, long term portion, net of debt discount	-	1,399,190
Convertible notes payable, long term portion-related party	-	295,101
Derivative liability, long term portion	-	64,721
Total long term debt	-	1,759,012

Total liabilities	4,691,504	4,592,051

STOCKHOLDERS' DEFICIT
Preferred stock, par value: $0.001; 10,000,000 shares authorized, None issued and outstanding as of September 30, 2016 and March 31, 2016	-	-
Common stock, par value $0.001; 60,000,000 shares authorized; 47,290,411 and 14,966,911 issued and 47,289,111 and 14,965,611 outstanding as of September 30, 2016 and March 31, 2016, respectively	47,290	14,967
Additional paid in capital	97,159,284	96,282,849
Common stock subscriptions (receivable)	(250,000)	(250,000)
Treasury stock, 1,300 shares	(8,589)	(8,589)
Accumulated deficit	(101,631,459)	(100,621,788)
Total stockholders' deficit	(4,683,474)	(4,582,561)

Total liabilities and stockholders' deficit	$8,030	$9,490

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

INVESTVIEW, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three months ended September 30,		Six months ended September 30,
	2016	2015	2016	2015
Revenue, net:	$39,749	$105,309	$87,563	$230,757

Operating costs and expenses:
Cost of sales and service	295	20,300	1,500	38,727
Selling, general and administrative	359,513	692,993	623,701	1,410,817
Total operating costs and expenses	359,808	713,293	625,201	1,449,544

Net loss from operations	(320,059)	(607,984)	(537,638)	(1,218,787)

Other income (expense):
Gain (loss) on change in fair value of warrant and derivative liabilities	108,440	(265,332)	64,722	(265,332)
Interest, net	(249,069)	(299,118)	(536,755)	(335,116)
Total other income (expense)	(140,629)	(564,450)	(472,033)	(600,448)

Loss from continuing operations before income taxes	(460,688)	(1,172,434)	(1,009,671)	(1,819,235)

Income taxes expense	-	-	-	-

Net loss	(460,688)	(1,172,434)	(1,009,671)	(1,819,235)

Non-controlling interest	-	1,977	-	18,044

NET LOSS ATTRIBUTABLE TO INVESTVIEW, INC.	$(460,688)	$(1,170,457)	$(1,009,671)	$(1,801,191)

Loss per common share, basic and diluted	$(0.02)	$(0.08)	$(0.04)	$(0.12)

Weighted average number of common shares outstanding-basic and diluted	30,257,954	14,600,951	25,260,564	14,574,887

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

INVESTVIEW, INC.

CONDENSED CONSOLIDATED STATEMENT OF DEFICIENCY IN STOCKHOLDERS' EQUITY

SIX MONTHS ENDED SEPTEMBER 30, 2016

				Common
			Additional	Stock
	Common stock		Paid in	Subscription	Treasury	Accumulated
	Shares	Amount	Capital	Receivable	Stock	Deficit	Total
Balance, April 1, 2016	14,966,911	$14,967	$96,282,849	$(250,000)	$(8,589)	$(100,621,788)	$(4,582,561)
Common stock issued for services	450,000	450	14,400	-	-	-	14,850
Common stock issued in payment of compensation	5,812,500	5,812	467,148	-	-	-	472,960
Common stock issued for director fees	400,000	400	13,400	-	-	-	13,800
Common stock issued in settlement of debt	25,661,000	25,661	144,189	-	-	-	169,850
Reclass derivative liability to equity upon convertible note payoff	-	-	237,298	-	-	-	237,298
Net loss	-	-	-	-	-	(1,009,671)	(1,009,671)
Balance, September 30, 2016 (unaudited)	47,290,411	$47,290	$97,159,284	$(250,000)	$(8,589)	$(101,631,459)	$(4,683,474)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

INVESTVIEW INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Six months ended September 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,009,671)	$(1,819,235)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Amortization of debt discount relating to convertible notes payable	270,376	15,029
Stock based compensation	28,650	58,235
Note payable issued in settlement of payables	45,000	-
Non-cash interest	159,121	261,810
Change in fair value of warrant and derivative liabilities	(64,722)	265,332
Amortization of deferred compensation	-	68,061
Changes in operating assets and liabilities:
Accounts receivable	-	37,296
Deferred costs	359	644
Prepaid and other assets	-	95,614
Accounts payable and accrued liabilities	183,232	113,653
Due to related parties	418,591	52,270
Deferred revenue	(12,856)	(16,524)
Net cash provided by (used in) operating activities	18,080	(867,815)

CASH FLOWS FROM INVESTING ACTIVITIES:	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from of notes payable	47,500	140,000
Repayments of note payable, related party	-	(25,000)
Repayments of notes payable	(66,681)	-
Net cash (used in) provided by financing activities	(19,181)	115,000

Net decrease in cash and cash equivalents	(1,101)	(752,815)
Cash and cash equivalents-beginning of period	7,697	805,737
Cash and cash equivalents-end of period	$6,596	$52,922

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$-	$-
Income taxes	$-	$-
Non-cash financing activities:
Common stock issued in settlement of notes payable and accrued interest	$169,850	$-
Common stock issued in settlement of accrued officer salaries	$472,960	$-
Derivative liability reclassified to additional paid in capital upon note payoff	$237,298	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

INVESTVIEW, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2016

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

Interim Financial Statements

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations (Regulation S-X) of the Securities and Exchange Commission (the “SEC”) and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the three and six months ended September 30, 2016 are not necessarily indicative of the operating results that may be expected for the year ended March 31, 2017. These unaudited condensed consolidated financial statements should be read in conjunction with the March 31, 2016 consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K.

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

SEPTEMBER 30, 2016

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

Fair Value of Financial Instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of September 30, 2016 and March 31, 2016. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, notes payable, convertible notes payable, derivative liabilities and accounts payable. Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

INVESTVIEW, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2016

Reliance on Key Personnel and Consultants

The Company is heavily dependent on the continued active participation of these current executive officers, employees and key consultants. The loss of any of the senior management or key consultants could significantly and negatively impact the business until adequate replacements can be identified and put in place.

Derivative Liability

The Company accounts for derivatives in accordance with ASC 815, which establishes accounting and reporting standards for derivative instruments and hedging activities, including certain derivative instruments embedded in other financial instruments or contracts and requires recognition of all derivatives on the balance sheet at fair value, regardless of hedging relationship designation. Accounting for changes in fair value of the derivative instruments depends on whether the derivatives qualify as hedge relationships and the types of relationships designated are based on the exposures hedged. At September 30, 2016 and March 31, 2016, the Company did not have any derivative instruments that were designated as hedges. See Note 8 for discussion of the Company’s derivative liabilities.

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

Potentially dilutive securities excluded from the computation of basic and diluted net loss per share are as follows:

	September 30, 2016	September 30, 2015
Convertible notes payable	26,677,398	3,830,347
Options to purchase common stock	40,000	40,000
Warrants to purchase common stock	6,534,810	6,184,810
Totals	33,252,208	10,055,157

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

For the six months ended September 30, 2016 and 2015, the Company did not grant stock options to employees.

INVESTVIEW, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2016

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

2. GOING CONCERN AND MANAGEMENT’S LIQUIDITY PLANS

The Company’s unaudited condensed consolidated financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred significant recurring losses which have resulted in an accumulated deficit of $101,631,459 and net loss of $1,009,671 for the six months ended September 30, 2016 which raises substantial doubt about the Company’s ability to continue as a going concern.

During the six months ended September 30, 2016, the Company raised $47,500 in cash proceeds from the issuance of notes.  The Company believes that its current cash on hand will not be sufficient to fund its projected operating requirements currently.

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

INVESTVIEW, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2016

3. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities consisted of the following at September 30, 2016 and March 31, 2016:

	September 30, 2016	March 31, 2016
Accounts payable	$429,438	$418,823
Accrued interest payable, short term	381,828	93,000
Accrued payroll and related taxes	715,067	630,642
	$1,526,333	$1,142,465

As of September 30, 2016 and March 31, 2016, accrued payroll taxes included the effects of an estimated payroll tax liability for stock based compensation issued to an officer.

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

As of September 30, 2016, the Company reclassified the promissory note and accrued interest to settlement payable. No material gain or loss was recorded in connection with the settlement. The unpaid balance as of September 30, 2016 and March 31, 2016 was $344,392. The Company is currently renegotiating the payment terms and is currently in default.

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

INVESTVIEW, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2016

Summary of outstanding notes payable as of September 30, 2016 and March 31, 2016 are as follows:

	September 30, 2016	March 31, 2016
Note payable, due December 31, 2015 (in default)	$33,333	$33,333
Notes payable, due December 31, 2016	86,667	86,667
Note payable, due September 2016	20,042	30,399
Total	140,042	150,399
Less: Short term portion	(140,042)	(150,399)
Long term portion	$-	$-

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

During the year ended March 31, 2016, the Company made payments in aggregate of $25,000 towards the principal of the note. As of September 30, 2016 and March 31, 2016, the remaining balance of the note was $95,000.

7. CONVERTIBLE NOTES

Summary of outstanding convertible notes payable as of September 30, 2016 and March 31, 2016 are as follows:

	September 30, 2016		March 31, 2016
Convertible Promissory notes due June 30, 2017		$1,476,660	$1,476,660
Convertible Promissory note, due August 17, 2015, in default		100,000	100,000
Convertible note payable, due September 25, 2017, net of unamortized debt discount of $10,601 and $23,106, respectively		6,473	10,494
Convertible note payable, due November 13, 2016, net of unamortized debt discount of $21,708		-	13,292
Convertible notes payable, due August 31, 2016, net of unamortized debt discount of $-0- and $129,523, respectively (in default)		175,000	30,477
Convertible note payable, due December 31, 2016, net of unamortized debt discount of $24,069		20,931	-
Long term accrued interest		-	207,137
Total		1,779,064	1,838,060
Less: Short term portion		(1,520,265)	(143,769)
Less: Short term, related party		(258,799)	(-)
Less: Long term, related party		(-)	(295,101)
Long term convertible notes	$	(-)	$1,399,190

INVESTVIEW, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2016

Convertible Promissory Note dated July 12, 2016

On July 12, 2016, the Company issued a 8% secured convertible promissory note due December 31, 2016 for previous services rendered. At maturity, the holder may convert the principal and interest into shares of the Company’s common stock at 40% discount of the average of 3 day closing price prior to conversion.

Azoth Funding LLC

On May 31, 2016, the Company entered into a Securities Purchase Agreement with Azoth Fund LLC, for the sale of a 8% convertible note in the principal amount of $73,500 (the “Note”). The total net proceeds the Company received from this Offering was $32,500, net of fees of $3,500 and payoff of a previously outstanding convertible note.

The Note bears interest at the rate of 8% per annum. All interest and principal must be repaid on May 31, 2017 and is convertible into common stock, at Azoth Funding LLC’ s option, at a 50% discount to the lowest trading price of the common stock during the 20 trading day period prior to conversion. As of September 30, 2016, the outstanding balance was $-0-.

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

In connection with the Azoth financing, the Company paid off a previously issued convertible debt. At the date(s) of payoff or exchange, the Company determined fair value of the embedded derivatives of $72,174, using the Binominal Option Pricing Model with the following assumptions: contractual terms of 0.45 years, an average risk free interest rate of 0.49%, a dividend yield of 0%, and volatility of 426.69%, was reclassified to additional paid in capital. At final payoff of the Azoth financing, the Company determined fair value of the embedded derivatives of $165,124, using the Binominal Option Pricing Model with the following assumptions: contractual terms of 0.68 years, an average risk free interest rate of 0.40%, a dividend yield of 0%, and volatility of 386.02%, was reclassified to additional paid in capital

INVESTVIEW, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2016

At the inception of the 2016 Notes, the Company determined the aggregate fair value of $286,330 of embedded derivatives. The fair value of the embedded derivatives was determined using the Binomial Option Pricing Model based on the following assumptions: (1) dividend yield of 0%; (2) expected volatility of 412.78% to 451.23%, (3) weighted average risk-free interest rate of 0.36 % to 0.68%, (4) expected life of 0.41 to 1.00 year, and (5) estimated fair value of the Company’s common stock of $0.02 to $0.10 per share.

The determined fair value of the debt derivatives of $286,330 was charged as a debt discount up to the net proceeds of the notes with the remainder of $159,121 charged to current period operations as non-cash interest expense

At September 30, 2016, the Company marked to market the fair value of the debt derivatives and determined a fair value of $110,971. The Company recorded a gain from change in fair value of debt derivatives of $108,440 and $64,722 for the three and six months ended September 30, 2016. The fair value of the embedded derivatives was determined using Binomial Option Pricing Model based on the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 361.23%, (3) weighted average risk-free interest rate of 0.29% to 0.59%, (4) expected life of 0.25 to 1.00 years, and (5) estimated fair value of the Company’s common stock of $0.0057 per share.

The charge of the amortization and write-off of debt discounts and costs for the three and six months ended September 30, 2016 was $152,468 and $270,376 which was accounted for as interest expense.

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

In July 2016, the Company issued 1,150,000 shares of its common stock with a fair value of $9,775 in settlement of $2,466 of convertible notes payable.

In August 2016, the Company issued an aggregate of 6,675,000 shares of its common stock with a fair value of $39,050 in settlement of $7,775 of convertible notes payable.

INVESTVIEW, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2016

In September 2016, the Company issued an aggregate of 15,886,000 shares of its common stock with a fair value of $62,425 in settlement of $14,711 of convertible notes payable.

10. STOCK OPTIONS AND WARRANTS

The following table summarizes the changes in employee stock options outstanding and the related prices for the shares of the Company’s common stock issued to employees of the Company under two employee stock option plans.

The following table summarizes the changes in options outstanding and the related prices for the shares of the Company’s common stock issued to employees and consultants of the Company at September 30, 2016:

	Options Outstanding			Options Exercisable
			Weighted		Weighted
		Weighted	Average		Average
		Average	Exercise		Exercise
Range of	Number of	Remaining	Price of	Number of	Price of
Exercise	Shares	Contractual	Outstanding	Shares	Exercisable
Prices	Outstanding	Life (Years)	Options	Exercisable	Options
$10.00	35,000	3.01	$10.00	35,000	$10.00
12.00	2,500	0.36	12.00	2,500	12.00
84.00	2,500	0.33	84.00	2,500	84.00
	40,000	2.68	$14.75	40,000	$14.75

Transactions involving stock options are summarized as follows:

Weighted
Average
	Number of	Exercise
	Shares	Price
Options outstanding at March 31, 2015	40,000	$14.75
Granted	-	-
Exercised	-	-
Canceled	-	-
Options outstanding at March 31, 2016	40,000	14.75
Granted	-	-
Exercised	-	-
Canceled	-	-
Options outstanding at September 30, 2016	40,000	$14.75

Stock-based compensation expense in connection with options granted to employees and consultants for the six months ended September 30, 2016 and 2015 was $-0-.

Warrants

The following table summarizes the changes in warrants outstanding and the related prices for the shares of the Company’s common stock at September 30, 2016:

INVESTVIEW, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2016

	Warrants Outstanding			Warrants Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
Exercise	Number	Contractual	Exercise	Number	Exercise
Price	Outstanding	Life (Years)	Price	Exercisable	Price
$0.50	350,000	1.41	$0.50	350,000	$0.50
1.50	6,127,497	2.74	1.50	6,127,497	1.50
2.50	12,000	1.80	2.50	12,000	2.50
6.00	45,313	1.33	6.00	45,313	6.00
Total	6,534,810	2.65	$1.48	6,534,810	$1.48

Transactions involving the Company’s warrant issuance are summarized as follows:

		Average
	Number of	Price
	Shares	Per Share
Warrants outstanding at March 31, 2015	6,298,771	$1.53
Granted /restated	332,500	0.50
Canceled	(126,461)	(1.50)
Expired	-
Warrants outstanding at March 31, 2016	6,504,810	1.48
Granted	30,000	0.50
Canceled	-	-
Expired	-	-
Warrants outstanding at September 30, 2016	6,534,810	$1.48

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

INVESTVIEW, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2016

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

The assets and liabilities of the discontinued operations as of September 30, 2016 and March 31, 2016 were as follows:

	September 30, 2016	March 31, 2016
Cash	$-	$-
Accounts receivable	-	-
Total current assets of discontinued operations	$-	$-

Liabilities:
Accounts payable	$120,266	$120,266
Total current liabilities of discontinued operations	$120,266	$120,266

The Results of Operations classified as discontinued operations for the three and six months ended September 30, 2016 and 2015:

	September 30, 2016	September 30, 2015
Sales	$-	$-

Operating costs:
Selling, general and administrative	-	-
Total operating costs	-	-
	-	-
Net Income (loss)	$-	$-

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

SEPTEMBER 30, 2016

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

INVESTVIEW, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2016

Items recorded or measured at fair value on a recurring basis in the accompanying consolidated financial statements consisted of the following items as of September 30, 2016 and March 31, 2016 :

September 30, 2016:

	Level 1	Level 2	Level 3	Total
Long-term investments	$–	$–	$–	$–
Total	$–	$–	$–	$–
Derivative liabilities	$–	$–	$110,971	$110,971
Total	$–	$–	$110,971	$110,971

March 31, 2016:

	Level 1	Level 2	Level 3	Total
Long-term investments	$–	$–	$–	$–
Total	$–	$–	$–	$–
Derivative liabilities	$–	$–	$258,808	$258,808
Total	$–	$–	$258,808	$258,808

The table below sets forth a summary of changes in the fair value of the Company’s Level 3 financial liabilities (warrant and derivative liabilities) for the three months ended September 30, 2016.

Derivative
Liabilities
Balance, March 31, 2016	258,808

Transfers in upon initial fair value of derivative liabilities	286,330

Transfers out upon payoff or conversion of convertible debt	(369,445)

Mark-to market at September 30, 2016	(64,722)

Balance, September 30, 2016	$110,971

Level 3 Liabilities were comprised of our bifurcated convertible debt features on our convertible notes (see Note 7).

14. SUBSEQUENT EVENTS

In November 2016, the Company paid off its previously issued note payable due September 25, 2017 with JMJ Financial.

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

Results of Operations

Three months ended September 30, 2016 compared to three months ended September 30, 2015:

Revenues:

	Three Months Ended		Three Months Ended
	September 30, 2016		September 30, 2015		Variance
Subscription revenues	$39,749	100%	$105,309	100%	$(65,560)	62%

We realized a decrease in our recognized revenues of 62% for the three months ended September 30, 2016 from the prior year period due in part to a number of subscribers who elected to pay for annual subscriptions which decreased the revenue that could be recognized in the quarter and in turn was reduced deferred revenue. We proactively introduced both new products and a new marketing strategy to improve the lifetime value of our accounts. We are now emphasizing our online based business model which provides subscription based services including trading ideas, tools and education through live and recorded webinars and is marketed through a number of online media channels. Our trading and education tools are located at www.investview.com whereas our 7 minute products have their own websites:www.7minute trader.com, 7minuteoptions.com, 7minutestocks.com and 7minuteinvestor.com.

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

Operating Costs and Expenses:

A summary of significant operating costs and expenses for the three months ended September 30, 2016 and the three months ended September 30, 2015 follows:

	Three Months		Three Months
	Ended		Ended
	September 30, 2016		September 30, 2015		Variance
Costs of sales and services	$295	1%	$20,300	3%	$(20,005)	99%
Selling, general and administrative	359,513	99%	692,993	97%	(333,480)	48%
Total	$359,808	100%	$713,293	100%	$(353,485)	50%

As a percentage of revenues, the operating margin increased to 99% in the current quarter from 81% in the same quarter last year due to the reduced operating costs and expenses.

During the three months ended September 30, 2016, our cost of sales and service decreased to $295 as compared to $20,300 during the three months ended September 30, 2015, primarily from the decrease in data feed costs of approximately 90%.

Our selling, general and administrative expenses decreased from $692,993 for the three months ended September 30, 2015 to $359,513 in current 2017 period or $333,480 (48%). Last year, the Company incurred approximately $66,000 in stock based compensation expense as compared to $-0- for the current period. In addition, we have significantly reduced our operating and other costs in the current period as compared to the same period, last year.

Other:

A summary of significant other income (expenses) for the three months ended September 30, 2016 and the three months ended September 30, 2015 follows:

Three Months	Three Months
Ended	Ended
September 30, 2016	September 30, 2015	Variance
Interest	$(249,069)	177%	$(299,118)	53%	$50,049	17%
Gain (loss) on change in fair value of warrant and derivatives	108,440	(77)%	(265,332)	47%	373,772	141%
Total	$(140,629)	100%	$(564,450)	100%	$423,821	75%

Interest expense decreased from $299,118 to $249,069, a $50,049 or 17% decrease.  The decrease primarily due to the a non-cash interest charge relating to issued convertible debt of $261,810 during the three months ended September 30, 2015 as compared to $36,990 for the current period, net with an increase in debt discount amortization which increased from $15,029 during the three months ended September 30, 2015 as compared to $152,468 in the current period.

Gain (loss) on change in fair value of derivative liabilities During the three months ended September 30, 2016 and 2015, we had outstanding convertible promissory notes with an embedded derivative, all requiring us to fair value the derivatives each reporting period and mark to market as a non-cash adjustment to our current period operations. This resulted in a gain of $108,440 on change in fair value of derivative liabilities for the three months ended September 30, 2016 as compared to a loss of $265,332 for the same period last year.

Six months ended September 30, 2016 compared to six months ended September 30, 2015:

Revenues:

	Six Months Ended		Six Months Ended
	September 30, 2016		September 30, 2015		Variance
Subscription revenues	$87,563	100%	$230,757	100%	$(143,194)	62%

We realized a decrease in our recognized revenues of 62% for the six months ended September 30, 2016 from the prior year period due in part to a number of subscribers who elected to pay for annual subscriptions which decreased the revenue that could be recognized in the quarter and in turn was reduced deferred revenue. We proactively introduced both new products and a new marketing strategy to improve the lifetime value of our accounts. We are now emphasizing our online based business model which provides subscription based services including trading ideas, tools and education through live and recorded webinars and is marketed through a number of online media channels. Our trading and education tools are located at www.investview.com whereas our 7 minute products have their own websites:www.7minute trader.com, 7minuteoptions.com, 7minutestocks.com and 7minuteinvestor.com.

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

Operating Costs and Expenses:

A summary of significant operating costs and expenses for the six months ended September 30, 2016 and the six months ended September 30, 2015 follows:

	Six Months		Six Months
	Ended		Ended
	September 30, 2016		September 30, 2015		Variance
Costs of sales and services	$1,500	-%	$38,727	3%	$(37,227)	96%
Selling, general and administrative	623,701	100%	1,410,817	97%	(787,116)	56%
Total	$625,201	100%	$1,449,544	100%	$(824,343)	57%

As a percentage of revenues, the operating margin increased to 98% in the current quarter from 83% in the same quarter last year due to the reduced operating costs and expenses.

During the six months ended September 30, 2016, our cost of sales and service decreased to $1,500 as compared to $38,727 during the six months ended September 30, 2015, primarily from the decrease in data feed costs of approximately 90%.

Our selling, general and administrative expenses decreased from $1,410,817 for the six months ended September 30, 2015 to $623,701 in current 2017 period or $787,116 (56%). Last year, the Company incurred approximately $58,235 in stock based compensation expense as compared to $28,650 for the current period. In addition, we have significantly reduced our operating and other costs in the current period as compared to the same period, last year.

Other:

A summary of significant other income (expenses) for the six months ended September 30, 2016 and the six months ended September 30, 2015 follows:

Six Months	Six Months
Ended	Ended
September 30, 2016	September 30, 2015	Variance
Interest	$(536,755)	114%	$(335,116)	56%	$(201,639)	60%
Gain (loss) on change in fair value of warrant and derivatives	64,722	(14)%	(265,332)	44%	330,054	124%
Total	$(472,033)	100%	$(600,448)	100%	$128,415	21%

Interest expense increased from $335,116 to $536,755, a $201,639 or 60% increase.  The increase primarily due to an increase in debt discount amortization which increased from $15,029 during the six months ended September 30, 2015 as compared to $270,376 in the current period, net with a decrease in non-cash interest charge relating to issued convertible debt from $261,810 during the six months ended September30, 2015 to $159,121 for the 2017 period.

Gain (loss) on change in fair value of derivative liabilities During the six months ended September 30, 2016 and 2015, we had outstanding convertible promissory notes with an embedded derivative, all requiring us to fair value the derivatives each reporting period and mark to market as a non-cash adjustment to our current period operations. This resulted in a gain of $64,722 on change in fair value of derivative liabilities for the six months ended September 30, 2016 as compared to a loss of $265,332 for the same period last year.

Cash Used in Operating Activities:

During the six months ended September 30, 2016, our rate of usage of cash on a monthly basis from operations to a positive approximate $3,000 as compared to approximately $145,000 usage in the same period last year.

Liquidity and Capital Resources

During the six months ended September 30, 2016, the Company incurred a loss from operations of $1,009,671. However, only minimal was cash related. The cash flow was funded by existing cash and borrowing on convertible notes. As a result, our cash and cash equivalents decreased by $1,101 to $6,596 from the beginning of the fiscal year of $7,697.

The Company's current liabilities exceeded its current assets (working capital deficit) by $4,683,474 as of September 30, 2016 as compared to $2,823,549 at March 31, 2016. The increase in the working capital deficit is primarily due to the maturing of our convertible debt.

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

For the periods ended September 30, 2016 and 2015, the Company did not grant stock options to employees.

Fair Value of Financial Instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of September 30, 2016 and March 31, 2016. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, notes payable, convertible notes payable, derivative liabilities and accounts payable. Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

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

Changes in Internal Controls

Other than mentioned above, there were no changes in our internal controls over financial reporting during the fiscal quarter ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The Company may be subject to other legal proceedings and claims which arise in the ordinary course of its business. Although occasional adverse decisions or settlements may occur, the Company believes that the final disposition of such matters should not have a material adverse effect on its financial position, results of operations or liquidity. The Company had no other pending legal proceedings or claims other than described above as of September 30, 2016.

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

INVESTVIEW, INC

Dated: November 18, 2016	By:	/s/ Dr. Joseph J. Louro
Dr. Joseph J. Louro
Chief Executive Officer
(Principal Executive Officer)

Dated: November 18, 2016	By:	/s/ William C. Kosoff
William C. Kosoff
Chief Financial Officer
(Principal Financial Officer and Accounting Officer)

