Form 10-Q
period 2016-12-31
Investview, Inc.
filed 2017-02-15
CIK 862651

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2016

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

(Issuer’s telephone number)

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

As of February 14, 2017, there were 49,290,211 shares of common stock, par value $.001 per share, outstanding.

PART I –  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INVESTVIEW, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31,	March 31,
	2016	2016
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,512	$7,697
Deferred costs	1,414	1,793
Total current assets	2,926	9,490

Total assets	$2,926	$9,490

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	$1,583,817	$1,142,465
Deferred revenue	4,444	13,128
Due to related party	752,045	629,533
Settlement payable	344,392	344,392
Notes payable, current portion	136,129	150,399
Notes payable, current portion-related party	95,000	95,000
Convertible notes payable, short term portion-related party	258,799	-
Convertible notes payable, current portion	1,537,861	143,769
Current liabilities of discontinued operations	120,266	120,266
Derivative liability, short term portion	70,453	194,087
Total current liabilities	4,903,206	2,833,039

Long term debt:
Convertible notes payable, long term portion	-	1,399,190
Convertible notes payable, long term portion-related party	-	295,101
Derivative liability, long term portion	-	64,721
Total long term debt	-	1,759,012

Total liabilities	4,903,206	4,592,051

STOCKHOLDERS' DEFICIT
Preferred stock, par value: $0.001; 10,000,000 shares authorized, None issued and outstanding as of December 31, 2016 and March 31, 2016	-	-
Common stock, par value $0.001; 2,000,000,000 and 60,000,000 shares authorized; 49,290,411 and 14,866,911 issued and 49,289,111 and 14,865,611 outstanding as of December 31, 2016 and March 31, 2016, respectively	49,290	14,967
Additional paid in capital	97,208,563	96,282,849
Common stock subscriptions (receivable)	(250,000)	(250,000)
Treasury stock, 1,300 shares	(8,589)	(8,589)
Accumulated deficit	(101,899,544)	(100,621,788)
Total stockholders’ deficit	(4,900,280)	(4,582,561)

Total liabilities and stockholders’ deficit	$2,926	$9,490

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

INVESTVIEW, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three months ended December 31,		Nine months ended December 31,
	2016	2015	2016	2015
Revenue, net:	$25,386	$70,922	$112,949	$301,679

Operating costs and expenses:
Cost of sales and service	274	1,857	1,774	40,584
Selling, general and administrative	200,085	287,854	823,786	1,698,671
Total operating costs and expenses	200,359	289,711	825,560	1,739,255

Net loss from operations	(174,973)	(218,789)	(712,611)	(1,437,576)

Other income (expense):
Gain (loss) on change in fair value of warrant and derivative liabilities	38	25,707	64,760	(239,625)
Loss on disposal of subsidiaries	-	(26,058)		(26,058)
Interest, net	(93,150)	(126,040)	(629,905)	(461,156)
Total other income (expense)	(93,112)	(126,391)	(565,145)	(726,839)

Loss from continuing operations before income taxes	(268,085)	(345,180)	(1,277,756)	(2,164,415)

Income taxes expense	-	-	-	-

Net loss from continuing operations	(268,085)	(345,180)	(1,277,756)	(2,164,415)

(Loss) from discontinued operations	-	(188)	-	(47,397)

NET LOSS	$(268,085)	$(345,368)	$(1,277,756)	$(2,211,812)

Loss per common share, basic and diluted
Continuing operations	$(0.01)	$(0.02)	$(0.04)	$(0.15)
Discontinued operations	-	(0.00)	-	(0.00)
Total	$(0.01)	$(0.02)	$(0.04)	$(0.15)

Weighted average number of common shares outstanding-basic and diluted	48,159,976	14,616,911	32,921,458	14,588,946

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

INVESTVIEW, INC.

CONDENSED CONSOLIDATED STATEMENTS OF DEFICIENCY IN STOCKHOLDERS’ EQUITY

NINE MONTHS ENDED DECEMBER 31, 2016

				Common
			Additional	Stock
	Common stock		Paid in	Subscription	Treasury	Accumulated
	Shares	Amount	Capital	Receivable	Stock	Deficit	Total
Balance, April 1, 2016	14,966,911	$14,967	$96,282,849	$(250,000)	$(8,589)	$(100,621,788)	$(4,582,561)
Common stock issued for services	2,450,000	2,450	23,200	-	-	-	25,650
Common stock issued in payment of compensation	5,812,500	5,812	467,148	-	-	-	472,960
Common stock issued for director fees	400,000	400	13,400	-	-	-	13,800
Common stock issued in settlement of debt	25,661,000	25,661	144,189	-	-	-	169,850
Reclassify derivative liability to equity upon convertible note payoff	-	-	277,777	-	-	-	277,777
Net loss	-	-	-	-	-	(1,277,756)	(1,277,756)
Balance, December 31, 2016 (unaudited)	49,290,411	$49,290	$97,208,563	$(250,000)	$(8,589)	$(101,899,544)	$(4,900,280)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

INVESTVIEW INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Nine months ended December 31,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,277,756)	$(2,164,415)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount relating to convertible notes payable	305,046	55,002
Stock based compensation	39,450	58,235
Note payable issued in settlement of payables	45,000	-
Non cash interest	159,121	306,913
Change in fair value of warrant and derivative liabilities	(64,760)	239,625
Amortization of deferred compensation	-	102,277
Changes in operating assets and liabilities:
Accounts receivable	-	38,776
Deferred costs	379	696
Prepaid and other assets	-	106,664
Accounts payable and accrued liabilities	240,715	144,704
Due to related parties	507,804	132,650
Deferred revenue	(8,684)	(18,545)
Net cash provided by (used in) operating activities	(53,685)	(997,418)
Net cash provided by discontinued operating activities:	-	18,338
Net cash used in operating activities	(53,685)	(979,080)

CASH FLOWS FROM INVESTING ACTIVITIES:	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from of notes payable	47,500	215,010
Repayments of note payable, related party	-	(25,000)
Net cash (used in) provided by financing activities	47,500	190,010

Net decrease in cash and cash equivalents	(6,185)	(789,070)
Cash and cash equivalents-beginning of period	7,697	796,167
Cash and cash equivalents-end of period	$1,512	$7,097

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$-	$-
Income taxes	$-	$-
Non cash financing activities:
Common stock issued in settlement of notes payable and accrued interest	$37,702	$-
Common stock issued in settlement of accrued officer salaries	$472,960	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

INVESTVIEW, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A summary of the significant accounting policies applied in the preparation of the accompanying unaudited condensed consolidated financial statements follows:

Business and Basis of Presentation

Investview, Inc. (the “Company”) was incorporated on August 10, 2005 under the laws of the State of Nevada as Voxpath Holding, Inc. On September 16, 2006, the Company changed its name to TheRetirementSolution.Com, Inc., on October 1, 2008 to Global Investor Services, Inc. and on March 27, 2012 to Investview, Inc. The Company currently markets directly and through its marketing partners as well as online, certain investor products and services that provide financial and educational information to its prospective customers and to its subscribers.

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

The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Investment Tools & Training, LLC (“ITT”) and Razor Data Corp (“Razor”). All significant inter-company transactions and balances have been eliminated in consolidation.

Interim Financial Statements

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations (Regulation S-X) of the Securities and Exchange Commission (the “SEC”) and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the three and nine months ended December 31, 2016 are not necessarily indicative of the operating results that may be expected for the year ended March 31, 2017. These unaudited condensed consolidated financial statements should be read in conjunction with the March 31, 2016 consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K.

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

DECEMBER 31, 2016

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

Fair Value of Financial Instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2016 and March 31, 2016. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, notes payable, convertible notes payable, derivative liabilities and accounts payable. Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

INVESTVIEW, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016

Reliance on Key Personnel and Consultants

The Company is heavily dependent on the continued active participation of these current executive officers, employees and key consultants. The loss of any of the senior management or key consultants could significantly and negatively impact the business until adequate replacements can be identified and put in place.

Derivative Liability

The Company accounts for derivatives in accordance with ASC 815, which establishes accounting and reporting standards for derivative instruments and hedging activities, including certain derivative instruments embedded in other financial instruments or contracts and requires recognition of all derivatives on the balance sheet at fair value, regardless of hedging relationship designation. Accounting for changes in fair value of the derivative instruments depends on whether the derivatives qualify as hedge relationships and the types of relationships designated are based on the exposures hedged. At December 31, 2016 and March 31, 2016, the Company did not have any derivative instruments that were designated as hedges. See Note 8 for discussion of the Company’s derivative liabilities.

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

Potentially dilutive securities excluded from the computation of basic and diluted net loss per share are as follows:

	December 31, 2016	December 31, 2015
Convertible notes payable	29,722,248	6,565,763
Options to purchase common stock	40,000	40,000
Warrants to purchase common stock	6,534,810	6,184,810
Totals	36,297,058	12,790,573

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

For the nine months ended December 31, 2016 and 2015, the Company did not grant stock options to employees.

INVESTVIEW, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016

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

Recent Accounting Pronouncements

There are various updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to a have a material impact on the Company’s financial position, results of operations or cash flows.

2. GOING CONCERN AND MANAGEMENT’S LIQUIDITY PLANS

The Company’s unaudited condensed consolidated financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred significant recurring losses which have resulted in an accumulated deficit of $101,899,544 and net loss of $1,277,756 for the nine months ended December 31, 2016 which raises substantial doubt about the Company’s ability to continue as a going concern.

During the nine months ended December 31, 2016, the Company raised $47,500 in cash proceeds from the issuance of notes.  The Company believes that its current cash on hand will not be sufficient to fund its projected operating requirements currently.

The Company’s primary source of operating funds since inception has been cash proceeds from the private placements of common stock and proceeds from private placements of convertible and other debt.  The Company intends to raise additional capital through private placements of debt and equity securities, but there can be no assurance that these funds will be available on terms acceptable to the Company, or will be sufficient to enable the Company to fully complete its development activities or sustain operations. If the Company is unable to raise sufficient additional funds, it will have to develop and implement a plan to further extend payables, reduce overhead, or scale back its current business plan until sufficient additional capital is raised to support further operations. There can be no assurance that such a plan will be successful.

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

INVESTVIEW, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016

3. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities consisted of the following at December 31, 2016 and March 31, 2016:

	December 31, 2016	March 31, 2016
Accounts payable	$397,339	$418,823
Accrued interest payable, short term	423,439	93,000
Accrued payroll and related taxes	763,039	630,642
	$1,583,817	$1,142,465

As of December 31, 2016 and March 31, 2016, accrued payroll taxes included the effects of an estimated payroll tax liability for stock based compensation issued to an officer.

4. SETTLEMENT PAYABLE

On August 12, 2013, Evenflow Funding, LLC (“Evenflow”) commenced a civil action (the “NJ Action”) against the Company in the Superior Court of New Jersey, Law Division, Monmouth County (the “Court”) bearing Docket No. Mon-L-3105-13 in collection of a promissory note issued January 20, 2009 and related accrued interest.

On October 13, 2014, the Company and Evenflow agreed to a settlement and a Stipulation of Settlement (the “Settlement”) was filed with the Court, in connection with the NJ Action. Pursuant to the Settlement, the Company agreed to pay to Evenflow a total of $425,000 (the “Settlement Amount”) in quarterly payments (the “Quarterly Payments”) equal to 10% of the net revenue (revenue less allowances, returns and payments to revenue sharing agreements) of the Company as reported in the Company’s periodic reports filed on Form 10-Q or Form 10-K (collectively, the “Periodic Reports”) commencing with the Company’s December 31, 2014 Periodic Report. The Quarterly Payments are due and payable by the Company on the tenth day following the filing of each Periodic Report. In addition to the Quarterly Payments, the Company agreed to make an initial payment in the amount of $25,000 upon the filing of the Settlement with the Court, as well as a payment in the amount of $25,000 due on the 12 month anniversary of the initial payment. The aggregate total of all payments including the upfront $25,000, the one year anniversary $25,000, and the quarterly payments is to be $425,000.

As of December 31, 2016, the Company reclassified the promissory note and accrued interest to settlement payable. No material gain or loss was recorded in connection with the settlement. The unpaid balance as of December 31, 2016 and March 31, 2016 was $344,392. The Company is currently renegotiating the payment terms and is currently in default.

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

INVESTVIEW, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016

Summary of outstanding notes payable as of December 31, 2016 and March 31, 2016 are as follows:

	December 31, 2016	March 31, 2016
Note payable, due December 31, 2015 (in default)	$33,333	$33,333
Notes payable, due December 31, 2016 (in default)	86,667	86,667
Note payable, due September 2016	16,129	30,399
Total	136,129	150,399
Less: Short term portion	(136,129)	(150,399)
Long term portion	$-	$-

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

During the year ended March 31, 2016, the Company made payments in aggregate of $25,000 towards the principal of the note. As of December 31, 2016 and March 31, 2016, the remaining balance of the note was $95,000.

7. CONVERTIBLE NOTES

Summary of outstanding convertible notes payable as of December 31, 2016 and March 31, 2016 are as follows:

	December 31, 2016		March 31, 2016
Convertible Promissory notes due June 30, 2017		$1,476,660	$1,476,660
Convertible Promissory note, due August 17, 2015, in default		100,000	100,000
Convertible note payable, due September 25, 2017, net of unamortized debt discount of $23,106		-	10,494
Convertible note payable, due November 13, 2016, net of unamortized debt discount of $21,708		-	13,292
Convertible notes payable, due August 31, 2016, net of unamortized debt discount of $-0- and $129,523, respectively (in default)		175,000	30,477
Convertible note payable, due December 31, 2016, in default		45,000	-
Long term accrued interest		-	207,137
Total		1,796,660	1,838,060
Less: Short term portion		(1,537,861)	(143,769)
Less: Short term, related party		(258,799)	(-)
Less: Long term, related party		(-)	(295,101)
Long term convertible notes	$	(-)	$1,399,190

INVESTVIEW, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016

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

The Note bears interest at the rate of 8% per annum. All interest and principal must be repaid on May 31, 2017 and is convertible into common stock, at Azoth Funding LLC’ s option, at a 50% discount to the lowest trading price of the common stock during the 20 trading day period prior to conversion. As of December 31, 2016, the outstanding balance was $-0-.

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

In connection with the Azoth financing, the Company paid off a previously issued convertible debt. At the date(s) of payoff or exchange, the Company determined fair value of the embedded derivatives of $72,174, using the Binominal Option Pricing Model with the following assumptions: contractual terms of 0.45 years, an average risk free interest rate of 0.49%, a dividend yield of 0%, and volatility of 426.69%, was reclassified to additional paid in capital. At final payoff of the Azoth and other convertible debt financing, the Company determined fair value of the embedded derivatives of $205,603, using the Binominal Option Pricing Model with the following assumptions: contractual terms of 0.68 to 0.97 years, an average risk free interest rate of 0.40% to 0.66%, a dividend yield of 0%, and volatility from 333.97% to 386.02%, was reclassified to additional paid in capital.

INVESTVIEW, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016

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

The determined fair value of the debt derivatives of $286,330 was charged as a debt discount up to the net proceeds of the notes with the remainder of $159,121 charged to current period operations as non-cash interest expense.

At December 31, 2016, the Company marked to market the fair value of the debt derivatives and determined a fair value of $70,453. The Company recorded a gain from change in fair value of debt derivatives of $38 and $64,760 for the three and nine months ended December 31, 2016. The fair value of the embedded derivatives was determined using Binomial Option Pricing Model based on the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 361.20%, (3) weighted average risk-free interest rate of 0.51%, (4) expected life of 0.25 years, and (5) estimated fair value of the Company’s common stock of $0.0035 per share.

The charge of the amortization and write-off of debt discounts and costs for the three and nine months ended December 31, 2016 was $34,670 and $305,046 which was accounted for as interest expense.

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

DECEMBER 31, 2016

In September 2016, the Company issued an aggregate of 15,886,000 shares of its common stock with a fair value of $62,425 in settlement of $14,711 of convertible notes payable.

In November 2016, the Company issued an aggregate of 2,000,000 shares of its common stock for consulting services valued at $10,880, which represents the value of the services received and which did not differ materially from the value of the stock issued.

10. STOCK OPTIONS AND WARRANTS

The following table summarizes the changes in employee stock options outstanding and the related prices for the shares of the Company’s common stock issued to employees of the Company under two employee stock option plans.

The following table summarizes the changes in options outstanding and the related prices for the shares of the Company’s common stock issued to employees and consultants of the Company at December 31, 2016:

				Options Exercisable
		Options Outstanding	Weighted		Weighted
		Weighted	Average		Average
		Average	Exercise		Exercise
Range of	Number of	Remaining	Price of	Number of	Price of
Exercise	Shares	Contractual	Outstanding	Shares	Exercisable
Prices	Outstanding	Life (Years)	Options	Exercisable	Options
$10.00	35,000	2.76	$10.00	35,000	$10.00
12.00	2,500	0.11	12.00	2,500	12.00
84.00	2,500	0.08	84.00	2,500	84.00
	40,000	2.43	$14.75	40,000	$14.75

Transactions involving stock options are summarized as follows:

Weighted
Average
	Number of	Exercise
	Shares	Price
Options outstanding at March 31, 2015	40,000	$14.75
Granted	-	-
Exercised	-	-
Canceled	-	-
Options outstanding at March 31, 2016	40,000	14.75
Granted	-	-
Exercised	-	-
Canceled	-	-
Options outstanding at December 31, 2016	40,000	$14.75

Stock-based compensation expense in connection with options granted to employees and consultants for the six months ended December 31, 2016 and 2015 was $-0-.

Warrants

The following table summarizes the changes in warrants outstanding and the related prices for the shares of the Company’s common stock at December 31, 2016:

INVESTVIEW, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016

	Warrants Outstanding			Warrants Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
Exercise	Number	Contractual	Exercise	Number	Exercise
Price	Outstanding	Life (Years)	Price	Exercisable	Price
$0.50	350,000	1.16	$0.50	350,000	$0.50
1.50	6,127,497	2.48	1.50	6,127,497	1.50
2.50	12,000	1.55	2.50	12,000	2.50
6.00	45,313	1.07	6.00	45,313	6.00
Total	6,534,810	2.40	$1.48	6,534,810	$1.48

Transactions involving the Company’s warrant issuance are summarized as follows:

		Average
	Number of	Price
	Shares	Per Share
Warrants outstanding at March 31, 2015	6,298,771	$1.53
Granted /restated	332,500	0.50
Canceled	(126,461)	(1.50)
Expired	-
Warrants outstanding at March 31, 2016	6,504,810	1.48
Granted	30,000	0.50
Canceled	-	-
Expired	-	-
Warrants outstanding at December 31, 2016	6,534,810	$1.48

As described in Note 7 above, the Company issued detachable warrants granting the holder the right to acquire an aggregate of 30,000 shares of the Company’s common stock at $0.50 per share and expire 2 years from the date of issuance in connection with the issuance of convertible promissory notes.

11. DISCONTINUED OPERATIONS

Sale of Instilend Technologies, Inc.

On May 2, 2013, the Company, its wholly-owned subsidiary, Instilend Technologies Inc. (“Instilend”) and Fortified Management Group, LLC (“Fortified”) entered into an Asset Purchase Agreement (the “APA”), pursuant to which Instilend sold all of its assets, including its proprietary Matador, Locate Stock and LendEQS platforms, to Fortified in consideration of $3,000,000 (the “Purchase Price”) consisting of 250,000 shares of common stock of the Company which were returned to the Company for cancellation in March of 2013, $2,500 per month commencing on the 90th day after the Closing Date which will be increased to $5,000 per month as of the 270th day following the Closing Date, a Secured Promissory Note in the principal amount of $1,250,000 (the “APA Note”), the assumption by Fortified from the Company of 5% Convertible Promissory Notes (the “Seller Notes”) originally issued by the Company to Todd Tabacco, Derek Tabacco and Richard L’Insalata in the aggregate amount of $500,000 and additional monthly royalties of 5% after the payment of the $1,250,000 Secured Promissory Note up to $4,000,000 as set forth in Schedule 3 of the APA.

In addition, $150,000 of the Purchase Price (the “Escrow Funds”) were used towards the payment by the Company of certain tax liabilities owed by Instilend. The Escrow Funds will be held in escrow until the Company has entered into settlement agreements with the relevant tax authorities, at which time the Company may authorize the Escrow Funds to be released for payment to the relevant tax authorities.

INVESTVIEW, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016

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

The assets and liabilities of the discontinued operations as of December 31, 2016 and March 31, 2016 were as follows:

	December 31, 2016	March 31, 2016
Cash	$-	$-
Accounts receivable	-	-
Total current assets of discontinued operations	$-	$-

Liabilities:
Accounts payable	$120,266	$120,266
Total current liabilities of discontinued operations	$120,266	$120,266

The Results of Operations classified as discontinued operations for the three and nine months ended December 31 2015:

	Three months December 31, 2015	Nine months December 31, 2015
Sales	$-	$7,617

Operating costs:
Selling, general and administrative	(203)	72,657
Net operating income (loss)	203	(65,040)
Non-controlling interest	(391)	17,643
Net Income (loss)	$(188)	$(47,397)

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

DECEMBER 31, 2016

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

INVESTVIEW, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016

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

Items recorded or measured at fair value on a recurring basis in the accompanying consolidated financial statements consisted of the following items as of December 31, 2016 and March 31, 2016:

December 31, 2016:

	Level 1	Level 2	Level 3	Total
Long-term investments	$–	$–	$–	$–
Total	$–	$–	$–	$–
Derivative liabilities	$–	$–	$70,453	$70,453
Total	$–	$–	$70,453	$70,453

March 31, 2016:

	Level 1	Level 2	Level 3	Total
Long-term investments	$–	$–	$–	$–
Total	$–	$–	$–	$–
Derivative liabilities	$–	$–	$258,808	$258,808
Total	$–	$–	$258,808	$258,808

The table below sets forth a summary of changes in the fair value of the Company’s Level 3 financial liabilities (warrant and derivative liabilities) for the nine months ended December 31, 2016.

Derivative
Liabilities
Balance, March 31, 2016	258,808

Transfers in upon initial fair value of derivative liabilities	286,330

Transfers out upon payoff or conversion of convertible debt	(409,925)

Mark-to market at December 31, 2016	(64,760)

Balance, December 31, 2016	$70,453

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

Results of Operations

Three months ended December 31, 2016 compared to three months ended December 31, 2015:

Revenues:

	Three Months Ended		Three Months Ended
	December 31, 2016		December 31, 2015		Variance
Subscription revenues	$25,386	100%	$70,922	100%	$(45,536)	64%

We realized a decrease in our recognized revenues of 64% for the three months ended December 31, 2016 from the prior year period due in part to a number of subscribers who elected to pay for annual subscriptions which decreased the revenue that could be recognized in the quarter and in turn was reduced deferred revenue. We proactively introduced both new products and a new marketing strategy to improve the lifetime value of our accounts. We are now emphasizing our online based business model which provides subscription based services including trading ideas, tools and education through live and recorded webinars and is marketed through a number of online media channels. Our trading and education tools are located at www.investview.com whereas our 7 minute products have their own websites:www.7minute trader.com, 7minuteoptions.com, 7minutestocks.com and 7minuteinvestor.com.

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

Operating Costs and Expenses:

A summary of significant operating costs and expenses for the three months ended December 31, 2016 and the three months ended December 31, 2015 follows:

	Three Months		Three Months
	Ended		Ended
	December 31, 2016		December 31, 2015		Variance
Costs of sales and services	$274	1%	$1,857	1%	$(1,583)	85%
Selling, general and administrative	200,085	99%	287,854	99%	(87,769)	30%
Total	$200,359	100%	$289,711	100%	$(89,352)	31%

As a percentage of revenues, the operating margin increased to 99% in the current quarter from 97% in the same quarter last year due to the reduced operating costs and expenses.

During the three months ended December 31, 2016, our cost of sales and service decreased to $274 as compared to $1,857 during the three months ended December 31, 2015, primarily from the decrease in data feed costs of approximately 90%.

Our selling, general and administrative expenses decreased from $287,854 for the three months ended December 31, 2015 to $200,085 in current 2017 period or $87,769 (30%). Last year, the Company incurred approximately $34,200 in stock based compensation expense as compared to $11,000 for the current period. In addition, we have significantly reduced our operating and other costs in the current period as compared to the same period, last year.

Other:

A summary of significant other income (expenses) for the three months ended December 31, 2016 and the three months ended December 31, 2015 follows:

	Three Months		Three Months
	Ended		Ended
	December 31, 2016		December 31, 2015		Variance
Interest	$(93,150)	100%	$(126,040)	99%	$(32,890)	26%
Loss on sale of subsidiaries	-	-	(26,058)	21%	(26,058)	100%
Gain on change in fair value of warrant and derivatives	38	(-)%	25,707	(20)%	25,669	100%
Total	$(93,112)	100%	$(126,391)	100%	$(33,279)	26%

Interest expense decreased from $126,040 to $93,150, a $32,890 or 26% decrease.  The decrease primarily due to the a non-cash interest charge relating to issued convertible debt of $45,103 during the three months ended December 31, 2015 as compared to $-0- for the current period and a decrease in debt discount amortization which decreased from $39,973 during the three months ended December 31, 2015 as compared to $34,670 in the current period.

Gain on change in fair value of derivative liabilities. During the three months ended December 31, 2016 and 2015, we had outstanding convertible promissory notes with an embedded derivative, all requiring us to fair value the derivatives each reporting period and mark to market as a non-cash adjustment to our current period operations. This resulted in a gain of $38 on change in fair value of derivative liabilities for the three months ended December 31, 2016 as compared to a gain of $25,707 for the same period last year.

Nine months ended December 31, 2016 compared to nine months ended December 31, 2015:

Revenues:

	Nine Months Ended		Nine Months Ended
	December 31, 2016		December 31, 2015		Variance
Subscription revenues	$112,949	100%	$301,679	100%	$(188,730)	63%

We realized a decrease in our recognized revenues of 63% for the nine months ended December 31, 2016 from the prior year period due in part to a number of subscribers who elected to pay for annual subscriptions which decreased the revenue that could be recognized in the quarter and in turn was reduced deferred revenue. We proactively introduced both new products and a new marketing strategy to improve the lifetime value of our accounts. We are now emphasizing our online based business model which provides subscription based services including trading ideas, tools and education through live and recorded webinars and is marketed through a number of online media channels. Our trading and education tools are located at www.investview.com whereas our 7 minute products have their own websites:www.7minute trader.com, 7minuteoptions.com, 7minutestocks.com and 7minuteinvestor.com.

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

Operating Costs and Expenses:

A summary of significant operating costs and expenses for the nine months ended December 31, 2016 and the nine months ended December 31, 2015 follows:

	Nine Months		Nine Months
	Ended		Ended
	December 31, 2016		December 31, 2015		Variance
Costs of sales and services	$1,774	-%	$40,584	2%	$(38,810)	96%
Selling, general and administrative	823,786	100%	1,698,671	98%	(874,885)	52%
Total	$825,560	100%	$1,739,255	100%	$(913,695)	53%

As a percentage of revenues, the operating margin increased to 98% in the current quarter from 87% in the same quarter last year due to the reduced operating costs and expenses.

During the nine months ended December 31, 2016, our cost of sales and service decreased to $1,774 as compared to $40,584 during the nine months ended December 31, 2015, primarily from the decrease in data feed costs of approximately 90%.

Our selling, general and administrative expenses decreased from $1,698,671 for the nine months ended December 31, 2015 to $823,786 in current 2017 period or $874,885 (52%). Last year, the Company incurred approximately $160,512 in stock based compensation expense as compared to $39,450 for the current period. In addition, we have significantly reduced our operating and other costs in the current period as compared to the same period, last year.

Other:

A summary of significant other income (expenses) for the nine months ended December 31, 2016 and the nine months ended December 31, 2015 follows:

Nine Months	Nine Months
Ended	Ended
December 31, 2016	December 31, 2015	Variance
Interest	$(629,905)	111%	$(461,156)	63%	$(168,749)	37%
Loss on settlement of debt	-	(26,058)	4%	26,058	100%
Gain (loss) on change in fair value of warrant and derivatives	64,760	(11)%	(239,625)	33%	304,385	127%
Total	$(565,145)	100%	$(726,839)	100%	$161,694	22%

Interest expense increased from $461,156 to $629,905, a $168,749 or 37% increase.  The increase primarily due to an increase in debt discount amortization which increased from $55,002 during the nine months ended December 31, 2015 as compared to $305,046 in the current period, net with a decrease in non-cash interest charge relating to issued convertible debt from $306,913 during the nine months ended December 31, 2015 to $159,121 for the 2017 period.

Gain (loss) on change in fair value of derivative liabilities During the nine months ended December 31, 2016 and 2015, we had outstanding convertible promissory notes with an embedded derivative, all requiring us to fair value the derivatives each reporting period and mark to market as a non-cash adjustment to our current period operations. This resulted in a gain of $64,760 on change in fair value of derivative liabilities for the nine months ended December 31, 2016 as compared to a loss of $239,625 for the same period last year.

Cash Used in Operating Activities:

During the nine months ended December 31, 2016, our rate of usage of cash on a monthly basis from operations was currently a positive of approximately $4,000 as compared to approximately $109,000 usage in the same period last year.

Liquidity and Capital Resources

During the nine months ended December 31, 2016, the Company incurred a loss from operations of $1,277,756. However, only minimal was cash related. The cash flow was funded by existing cash and borrowing on convertible notes. As a result, our cash and cash equivalents decreased by $6,185 to $1,512 from the beginning of the fiscal year of $7,697.

The Company’s current liabilities exceeded its current assets (working capital deficit) by $4,900,280 as of December 31, 2016 as compared to $2,823,549 at March 31, 2016. The increase in the working capital deficit is primarily due to the maturing of our convertible debt.

Auditor’s Opinion Expresses Doubt About the Company’s Ability to Continue as a “Going Concern”

The independent auditor’s report on our March 31, 2016 consolidated financial statements states that the Company’s historical losses and accumulated deficiency raise substantial doubts about the Company’s ability to continue as a going concern, due to the losses incurred and deficiency. If we are unable to develop our business, we will have to reduce, discontinue operations or cease to exist, which would be detrimental to the value of the Company’s common stock. We can make no assurances that our business operations will develop and provide us with significant cash to continue operations.

In order to improve the Company’s liquidity, the Company’s management is actively pursuing additional financing through discussions with investment bankers, financial institutions and private investors. There can be no assurance that the Company will be successful in its effort to secure additional financing.

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

For the periods ended December 31, 2016 and 2015, the Company did not grant stock options to employees.

Fair Value of Financial Instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2016 and March 31, 2016. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, notes payable, convertible notes payable, derivative liabilities and accounts payable. Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

Recent Accounting Pronouncements

There were various updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to a have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

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

Changes in Internal Controls

Other than mentioned above, there were no changes in our internal controls over financial reporting during the fiscal quarter ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On October 13, 2014, Evenflow filed a Stipulation of Settlement (the “Settlement”) with the Court, in connection with the NJ Action. Pursuant to the Settlement, the Company agreed to pay to Evenflow $425,000 (the “Settlement Amount”) in quarterly payments (the “Quarterly Payments”) equal to 10% of the net revenue (revenue less allowances, returns and payments to revenue sharing agreements) of the Company as reported in the Company’s periodic reports filed on Form 10-Q or Form 10-K (collectively, the “Periodic Reports”) commencing with the Company’s September 30, 2014 Periodic Report. The Quarterly Payments are due and payable by the Company on the tenth day following the filing of each Periodic Report. In addition to the Quarterly Payments, the Company agreed to make an initial payment in the amount of $25,000 upon the filing of the Settlement with the Court, as well as a payment in the amount of $25,000 due on the 12 month anniversary of the Initial Payment. We are currently renegotiating the payment terms of this “Settlement”.

The Company may be subject to other legal proceedings and claims which arise in the ordinary course of its business. Although occasional adverse decisions or settlements may occur, the Company believes that the final disposition of such matters should not have a material adverse effect on its financial position, results of operations or liquidity. The Company had no other pending legal proceedings or claims other than described above as of December 31, 2016.

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

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

On September 30, 2010, the Company issued an aggregate of $120,000 in unsecured promissory notes due five years (with $86,667 previously extended to December 31, 2016) from issuance at 8% per annum payable at maturity.

During the month of August 2012, the Company issued a $100,000 in secured Convertible Promissory Note that matured August 2015. The Promissory Note bears interest at a rate of 8% and can be convertible into 125,000 shares of the Company’s common stock, at a conversion rate of $4.00 per share. Interest will also be converted into common stock at the conversion rate of $4.00 per share.

On February 24, 2016, the Company issued an aggregate of $160,000 convertible promissory notes bearing interest at 12% per annum due upon maturity along with principal on August 31, 2016. The convertible promissory notes are convertible, at the holders’ option, at $0.10 per share at any time, the due date or the time of a $5 million equity event, as defined.

On April 5, 2016, the Company issued a $15,000 convertible promissory note bearing interest at 12% per annum due upon maturity along with principal on August 31, 2016. The convertible promissory note is convertible, at the holders’ option, at $0.10 per share at any time, the due date or the time of a $5 million equity event, as defined.

The Company failed to pay the above notes on their maturity date and , as a result, the above notes are in default.

ITEM 4 – MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5 – OTHER INFORMATION

None

ITEM 6 – EXHIBITS

Number	Description

3.1	Articles of Incorporation (incorporated by reference to Exhibit 3 to the Company’s 10SB12G filed on August 12, 1999)

3.2	Certificate of Amendment to Registrant’s Articles of Incorporation (incorporated by reference to Exhibit 3 to the Company’s 10SB12G filed on August 12, 1999)

3.3	By-Laws (incorporated by reference to Exhibit 3 to the Company’s 10SB12G filed on August 12, 1999)

3.4	Amendment to Articles of Incorporation or by-laws (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed on February 15, 2007)

3.5	Certificate of Change filed pursuant to NRS 78.209 (incorporated by reference to Exhibit 4.4 to the Company’s Form 8-K filed on April 6, 2012)

3.6	Articles of Merger filed pursuant to NRS 92.A.200 (incorporated by reference to Exhibit 4.4 to the Company’s Form 8-K filed on April 6, 2012)

3.7	Certificate of Amendment to the Articles of Incorporation dated October 16, 2014 (16)

4.1	Form of Exchange Agreement, dated September 30, 2010 (1)

4.2	Exchange Agreement by and between Global Investor Services, Inc. and Allied Global Ventures LLC, dated September 30, 2010 (2)

4.3	Form of Subscription Agreement dated July 7, 2011 (3)

4.4	Form of 8% Secured Convertible Note dated July 7, 2011 (3)

4.5	Form of Common Stock Purchase Warrant dated July 7, 2011 (3)

4.6	Form of Security Agreement dated July 7, 2011 (3)

4.7	Form of Agreement entered with Marketing Investors (4)

4.8	Form of Subscription Agreement - August 2012 (8)

4.9	Form of 8% Secured Convertible Note - August 2012 (8)

4.10	Form of Common Stock Purchase Warrant - August 2012 (8)

4.11	Form of Security Agreement - August 2012 (8)

4.12	Form of 5% Convertible Promissory Note issued in October 2012 to former shareholders of Instilend Technologies Inc. (10)

4.13	2012 Incentive stock Plan (9)

4.14	10% Secured Promissory Note issued by Fortified Management Group, LLC to Instilend Technologies Inc. (11)

4.15	Securities Purchase Agreement entered by and between Investview Inc. and Allied Global Ventures LLC (12)

4.16	Form of Common Stock Purchase Warrant issued to Allied Global Ventures LLC (12)

4.17	Form of Securities Purchase Agreement (13)

4.18	Form of Common Stock Purchase Warrant (13)

4.19	Form of Warrant (14)

4.20	Securities Purchase Agreement – September 30, 2014 (17)

4.21	Form of Common Stock Purchase Warrant – September 30, 2014 (17)

4.22	2014 Incentive stock Plan (20)

10.1	Employment Agreement by and between Global Investor Services Inc. and Dr. Joseph J. Louro dated June 7, 2011 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on June 29, 2011).

10.2	Letter Agreement by and between Global Investor Services Inc. and Dr. Joseph J. Louro dated June 29, 2011 (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on June 29, 2011).

10.3	Agreement by and between Global Investor Services Inc., Wealth Engineering LLC, Wealth Engineering and Development Incorporated, Annette Raynor and Mario Romano dated July 12, 2011 (5)

10.4	Exchange Agreement, dated September 29, 2011, by and between Global Investor Services, Inc. and Allied Global Ventures, LLC. (6)

10.5	Exchange Agreement, dated September 29, 2011, by and between Global Investor Services, Inc. and Allied Global Ventures, LLC.(6)

10.6	Employment Agreement by and between Investview, Inc. and John “Randy” MacDonald dated May 15, 2012 (7)

10.7	Employment Agreement by and between Investview, Inc. and David M. Kelley dated August 16, 2012 (8)

10.8	Share Exchange Agreement between Investview Inc., Todd Tabacco, Derek Tabacco, Rich L’Insalata and Instilend Technologies Inc. (8)

10.9	Asset Purchase Agreement by and between Investview, Inc., Instilend Technologies Inc. and Fortified Management Group, LLC dated May 2, 2013 (11)

10.10	Assignment and Assumption Agreement by and between Investview, Inc., Fortified Management Group, LLC, Richard L’Insalata, Todd Tabacco and Derek Tabacco dated May 2, 2013 (11)

10.11	Agreement and Release by and between Investview, Inc., Instilend Technologies Inc., Fortified Management Group LLC and Todd Tabacco dated May 2, 2013 (11)

10.12	Agreement and Release by and between Investview, Inc., Instilend Technologies Inc., Fortified Management Group LLC and Derek Tabacco dated May 2, 2013 (11)

10.13	Agreement and Release by and between Investview, Inc., Instilend Technologies Inc., Fortified Management Group LLC and Richard L’Insalata dated May 2, 2013 (11)

10.14	Form of Exchange Agreement (14)

10.15	Agreement by and between Investview, Inc. and David M. Kelley dated July 14, 2014 (15)

10.16	Stipulation of Settlement Agreement with Evenflow Funding, LLC (16)

10.17	Purchase Agreement by and between Investview, Inc. and CertusHoldings, Inc. (18)

10.18	Asset Purchase Agreement by and between GGI Inc. and Gate Global Impact Inc. dated December 17, 2014 (19)

16.1	Letter from Fiondella, Milone & LaSaracina LLP (21)

31.1	Certification of Principal Executive Officer pursuant to 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Principal Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Schema

101.CAL	XBRL Taxonomy Calculation Linkbase

101.DEF	XBRL Taxonomy Definition Linkbase

101.LAB	XBRL Taxonomy Label Linkbase

101.PRE	XBRL Taxonomy Presentation Linkbase

(1)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on October 12, 2010

(2)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on October 25, 2010

(3)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on July 13, 2011

(4)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on August 30, 2011

(5)	Incorporated by reference to the Form 10-K Annual Report filed with the Securities and Exchange Commission on July 14, 2011

(6)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on October 11, 2011

(7)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on May 21, 2012

(8)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on August 20, 2012

(9)	Incorporated by reference to Exhibit 4.1 to the Company’s Form S-8 filed on July 25, 2012

(10)	Incorporated by reference to the Company’s Form 10-Q filed on February 14, 2013

(11)	Incorporated by reference to to the Company’s Form 8-K filed on May 8, 2013

(12)	Incorporated by reference to the Form 8-K Current Report filed on October 8, 2013

(13)	Incorporated by reference to the Form 8-K Current Report filed on June 11, 2014

(14)	Incorporated by reference to the Form 8-K Current Report filed on October 7, 2014

(15)	Incorporated by reference to the Form 8-K Current Report filed on July 17, 2014

(16)	Incorporated by reference to the Form 8-K Current Report filed on October 16, 2014

(17)	Incorporated by reference to the Form 8-K Current Report filed on December 4, 2014

(18)	Incorporated by reference to the Form 8-K Current Report filed on December 29, 2014

(19)	Incorporated by reference to the Form 8-K Current Report filed on March 19, 2015

(20)	Incorporated by reference to the Form 8-K Current Report filed on May 29, 2015

(21)	Incorporated by reference to the Form 8-K Current Report filed on July 31, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INVESTVIEW, INC

Dated: February 15, 2017	By:	/s/ Dr. Joseph J. Louro
Dr. Joseph J. Louro
Chief Executive Officer
(Principal Executive Officer)

Dated: February 15, 2017	By:	/s/ William C. Kosoff
William C. Kosoff
Chief Financial Officer
(Principal Financial Officer and Accounting Officer)

