Form 10-K
period 2017-03-31
Investview, Inc.
filed 2017-07-13
CIK 862651

U.S. Securities and Exchange Commission

Washington, DC 20549

FORM 10-K

☒   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED

March 31, 2017

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from__________________ to _______________________.

Commission File Number 000-27019

Investview, Inc.

(Exact name of registrant as specified in its charter)

Nevada	87-0369205
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

12 South 400 West

Salt Lake City, Utah 84101

(Address of principal executive offices)

Issuer’s telephone number: 888-217-8720

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒      No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller Reporting Company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act) Yes ☐      No ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

As of September 30, 2016, the aggregate market value of the issued and outstanding common stock held by non-affiliates of the registrant, based upon the closing price of the common stock as traded on the OTC QB of $0.006 was approximately $225,756. For purposes of the above statement only, all directors, executive officers and 10% shareholders are assumed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for any other purpose.

As of July 11, 2017, there were 1,589,136,281 shares of common stock par value $.001 per share, outstanding.

Documents incorporated by reference.

NONE

INVESTVIEW, INC.

2017 FORM 10-K ANNUAL REPORT

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements contained in this report and the information incorporated by reference herein may contain "forward-looking statements" (as such term is defined in Section 27 A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended). These statements, which involve risks and uncertainties, reflect our current expectations, intentions, or strategies regarding our possible future results of operations, performance, and achievements. Forward-looking statements include, without limitation: statements regarding future products or product development; statements regarding future selling, general and administrative costs and research and development spending; statements regarding the future performance of our network marketing efforts; statements regarding our expectations regarding ongoing litigation; statements regarding international growth; and statements regarding future financial performance, results of operations, capital expenditures and sufficiency of capital resources to fund our operating requirements. These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and applicable rules of the Securities and Exchange Commission and common law.

These forward-looking statements may be identified in this report and the information incorporated by reference by words such as "anticipate", "believe", "could", "estimate", "expect", "intend", "plan", "predict", "project", "should" and similar terms and expressions, including references to assumptions and strategies. These statements reflect our current beliefs and are based on information currently available to us. Accordingly, these statements are subject to certain risks, uncertainties, and contingencies, which could cause our actual results, performance, or achievements to differ materially from those expressed in, or implied by, such statements.

The following factors are among those that may cause actual results to differ materially from our forward-looking statements:

•	Non-compliance by our independent distributors with applicable legal requirements or our policies and procedures;

•	Potential adverse effects on our business and stock price due to ineffective internal controls over financial reporting;

•	Inability to manage financial reporting and internal control systems and processes;

•	Inability to properly motivate and manage our independent distributors;

•	Inability to manage existing markets, open new international markets or expand our operations;

•	Inability of new products to gain distributor or market acceptance;

•	Inability to execute our product launch process due to increased pressure on our supply chain, information systems and management;

•	Inability to appropriately manage our inventory;

•	Disruptions in our information technology systems;

•	Inability to protect against cyber security risks and to maintain the integrity of data;

•	International trade or foreign exchange restrictions, increased tariffs, foreign currency exchange fluctuations; Deterioration of global economic conditions;

•	Inability to raise additional capital if needed;

•	Inability to retain independent distributors or to attract new independent distributors on an ongoing basis;

•	Improper actions by our independent distributors that violate laws or regulations;

•	Government regulations on direct selling activities in our various markets may prohibit or severely restrict our business model;

•	Unfavorable publicity on our business or products;

•	Our direct selling program could be found to not be in compliance with current or newly adopted laws or regulations in various markets;

•	Legal proceedings may be expensive and time consuming;

•	Strict government regulations on our business;

•	Risk of investigatory and enforcement action by the Federal Trade Commission;

•	Failure to comply with anti-corruption laws;

•	Inability to build and integrate our new management team could harm our business;

•	Loss of, or inability to attract, key personnel;

•	We may be held responsible for certain taxes or assessments relating to the activity of our independent distributors;

•	Economic, political, foreign exchange and other risks associated with international operations;

•	Inability to raise future capital or complete acquisitions as a result of delayed periodic reports with the SEC;

•	Volatility of the market price of our common stock;

•	Substantial sales of shares may negatively impact the market price of our common stock;

•	Dilution of outstanding common shares may occur if holders of our existing warrants and options exercise their securities.

•	We have not paid dividends on our capital stock, and we do not currently anticipate paying dividends in the foreseeable future.

When considering these forward-looking statements, you should keep in mind the cautionary statements in this report and the documents incorporated by reference. Except as required by law, we have no obligation and do not undertake to update or revise any such forward-looking statements to reflect events or circumstances after the date of this report.

PART I

Item 1.   Business

Corporate History

Investview, Inc. (the "Company" “Investview” or “INVU”) was incorporated on August 10, 2005 under the laws of the State of Nevada as Voxpath Holding, Inc. On September 16, 2006, the Company changed its name to TheRetirementSolution.Com, Inc., on October 1, 2008 to Global Investor Services, Inc. and on March 27, 2012 to Investview, Inc. The Company currently markets directly and through its marketing partners as well as online, certain investor products and services that provide financial and educational information to its prospective customers and to its subscribers.

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

On March 31, 2017, the Company entered into a Contribution Agreement with the members of Wealth Generators, LCC, a limited liability company (“Wealth Generators”), pursuant to which the Wealth Generators Members agreed to contribute 100% of the outstanding securities of Wealth Generators in exchange for an aggregate of 1,358,670,942 shares of the common stock of the Company. The closing of the Wealth Generators Contribution occurred after close of business on March 31, 2017, therefore, effective April 1, 2017, Wealth Generators became a wholly owned subsidiary of the Company (see Note 13).

Overview

Investview Inc. through its wholly owned subsidiary Wealth Generators provides education, and technology designed to assist individuals in navigating the financial markets. The services include research, newsletter alerts, and live education rooms that include instruction on the subjects of equities, options, FOREX, ETF’s and binary options. In addition, to tools and research, Wealth Generators also includes education and technology applications to assist individuals in debt reduction, increased savings, budgeting and proper tax expense management.

Each product subscription includes a core set of tools/research along with the personal finance management suite providing an individual complete access to the information necessary to cultivate and manage their financial situation. Wealth Generators offers four packages available through a monthly subscription that can be cancelled at any time at the discretion of the customer. A unique component of the product marketing plan is the distribution method whereby all subscriptions are sold via current participating customers who choose to distribute and sell the services. The bonus plan participation is purely optional but enables individuals the ability to create an additional income stream to further support their personal financial goals and objectives.

Recent Developments

On March 31, 2017, the Company entered into a Contribution Agreement with the members of Wealth Generators, LCC, a limited liability company (“Wealth Generators”), each of which are accredited investors (“Wealth Generators Members”) pursuant to which the Wealth Generators Members agreed to contribute 100% of the outstanding securities of Wealth Generators in exchange for an aggregate of 1,358,670,942 shares of our common stock of the Company (the “Wealth Generators Contribution”).  The closing of the Wealth Generators Contribution occurred on March 31, 2017.  Considering that, following the contribution, the Wealth Generators Members control the majority of the Company’s outstanding common stock and the Company effectively succeeded its operations to Wealth Generators, it is considered the accounting acquirer in this reverse-merger transaction.  A reverse-merger transaction is considered, and accounted for as, a capital transaction in substance; it is equivalent to the issuance of Wealth Generators securities for the Company’s net monetary assets accompanied by a recapitalization.  Wealth Generators is the surviving and continuing entity and the historical financials following the reverse merger transaction will be those of Wealth Generators.

As a result of the Wealth Generators Contribution, the following Wealth Generators Members received shares of common stock of the Company as follows:

Wealth Engineering LLC	408,144,751

CR Capital Holdings LLC	649,444,710

Herkimer Stone LLC	67,933,547

Maverick Holdings I, LLC	27,173,418

Adaugeo LLC	20,380,064

LP Ventures LLC	67,933,547

WealthColony LLC	101,900,321

Stephen Poulter	15,760,582

The Company is unaware of any arrangements, including any pledge, the operation of which may at a subsequent date result in a change in control of the Company.

On March 30, 2017, Nicholas Maturo and Louis Sagar resigned as directors of the Company. On March 31, 2017, the board appointed Ryan Smith as a director of the Company. In addition, Ryan Smith and Annette Raynor were appointed as Chief Executive Officer and Chief Operating Officer, respectively. Dr. Louro resigned as an executive officer and director on April 6, 2017. On June 6, 2017, Annette Raynor, Chief Operating Officer, and Chad Miller were appointed as directors of the Company.

On April 7, 2017, the Company replaced the former auditor Liggett & Webb PA by engaging Haynie & Company as its independent registered public accounting firm for the Company’s fiscal year ended March 31, 2017.

Our Mission

Our Mission is to improve the financial fitness of people all over the world, regardless of background or status.

Our Vision

We believe that adoption of our programs principles will allow the user to change their current financial condition.

The Products & Services

Our Philosophy

By enabling the marriage of technology and knowledge we are able to deliver innovative solutions directly to individuals around the world. Education and information for personal finance and general financial education is largely overlooked in all levels of education. An on-going cycle of debt accumulation, inability to save, lack of planning and inadequate knowledge on how to cultivate our “capital” is passed from generation to generation.

By creating easy access, focused tutorials, and step by step planning, our education and technology tools provide individuals the necessary information to understand the power of proper utilization of money along with the ability to design their own path toward financial fitness.

Our products generally fit under 3 categories:

•	FIND - Find money you didn't know you had by learning to better allocate the money you already make.

•	GROW - Grow your wealth utilizing the financial markets with powerful technology and the experience of market experts.

•	KEEP - Keep more of what you've earned by leveraging digital tools that make tax-time headaches like receipt and mileage tracking a snap.

Find

The Find portion of our package offers WG Money and DEDUCTR.

WG Money is a financial education tool designed to help you eliminate debt and improve your personal financial behaviors. WG Money includes education by Ross Jardine, America’s Money Mentor, and educator. The goal of Mr. Jardine’s videos and articles is to teach the user how to reduce debt, decrease spending, and FIND money the user did not know the user had.

There are four sections of WG Money:

1.	Cash Flow Quick Start: 11 videos that include actionable assignments, education and suggestions intended to help you make immediate changes that will improve your financial situation

2.	The Debt Freedom System: Digital version of Ross Jardine’s book, “The 60 Day Money Miracle." The 12 chapters provide a map to a debt-free wealthy life.

3.	Financial Tips and Strategies: 7 videos that include actionable assignments, education, and suggestions covering important categories such as housing, credit cards, insurance, student loans, etc.

4.	WG Money Media: Additional articles and tips to help you on your path to a debt-free wealthy life.

Deductr is a personal money management tool that Wealth Generators provides all members through a partnership with Deductr. The Deductr personal finance manager allows its users to manage all of their personal finances from a single view. With this tool, the user can create and monitor your budget and financial goals in a matter of minutes.

Deductr’s personal finance manager tool has eight features:

1.	Transparency - Simplifying personal finances by seeing all accounts in one place

2.	Automation - Linking bank accounts to see daily transactions, automatically categorized for easy identification

3.	Organization - Knowing where your money is going - seeing how it breaks down by category

4.	Management - Keeping spending in check by creating budgets or using the auto-budgeting feature

5.	Insights - Viewing your spending trends at a glance so you can save for the things you want

6.	Debt Reduction - Seeing all your debts in one place and using the debt reduction tools to pay them off faster

7.	Reporting - Tracking your net worth

8.	Results - Setting financial goals and tracking your progress as you work to achieve them

Tax Assistance - Deductr also includes a tax assistance feature making it easy to maximize both common and lesser-known tax benefits. Deductr can help you capture, document, and organize the expenses related to running your business right on your phone.

Grow

The heart of the program is our Grow component which marries technology, market experience and research to deliver strategies direct to individuals in seconds. We have trade strategies that cover U.S. equities options and indices, FOREX and Binary Options.

FOREX

FxOnE is one of Wealth Generators’ most interactive Forex products. FxOnE includes live Forex Binary Options Sessions with our market experts, as well as Forex newsletter alerts delivered right to your phone. FxOnE also offers unique strategies and in-depth Forex training.

Binary options - FxOnE binary options session leverage very short-term strategies that give you immediate results in a relatively short amount of time. Live sessions are often as short as 15 minutes. The live session provides the user real time strategies where the user can follow along directly with the experts as they identify setups and provide commentary to their activity. The user can then determine whether to take action.

Newsletter alerts - FxOnE gives the user the opportunity to follow market experts while maintaining complete control of their money. With FxOnE's Forex Alerts, our experts do the research and analysis and deliver that information to the user via email alerts. The alerts include entry criteria, exit parameters, and position adjustments. A lifetime of experience delivered right to your hands.

FxOnE Alert Tool - Wealth Generators created a convenience tool to help the user follow the alerts without having to stop what the user is doing. Our proprietary technology software allows the user to personalize the trade parameters and risk management so the user can participate even when not available.

The FX Accelerator utilizes technology to monitor the Forex market, attempts to identify opportunities, and sends signals in real time. It utilizes proprietary software and algorithmic technology to track the most active currency pairs in the Forex market. The FX Accelerator is a higher volume strategy issuing 2 to 12 opportunities per day. The FX Accelerator employs a systematic arbitraging strategy and uses extensive quantitative analysis of real-time price data to detect opportunities.

The FX Multiplier 2.0 allows the user to be a part of the Forex market as a liquidity provider, which is typically only available to institutions. Forex trading generally involves predicting the strength of one currency to another. The FX Multiplier 2.0; however, does not attempt to make market predictions, it simply relies on a performance based algorithm and artificial intelligence technology to strategically accumulate inventory. The FX Multiplier 2.0 is active at all times, strategically controlling inventory. It moves with the market, holding inventory of currency ahead of the market so when that supply is in demand, small profits can be achieved on the inventory.

EQUITY MARKETS

The goal of the Equity Pack brings the knowledge and expertise of individuals who have been involved in the market for years directly to the user. Our market experts provide the financial technology, education, and research that allows the user to make decisions concerning the user’s money in the market. The user maintains complete control of the user’s money by using an online brokerage of your choosing. Most equity pack strategies require a margin account, and you will need level four options approval or higher.

Portfolio Builder: With Portfolio Builder, the user can decide which investment vehicles fit the user’s financials goals. Our Market Experts select, analyze, and review a wide field of commission free Exchange Traded Funds enabling self-directed individuals an alternative to mutual funds.

WG Startups provides an opportunity for the user to identify and participate in early stage businesses that may have potential to grow quickly. Michael Markowski is Wealth Generator’s startup expert. He was named by Fortune Magazine as one of its 50 great investors. He has experience in finding extremely successful startups. With WG Startups, the user will receive newsletter alerts providing information about companies that Michael Markowski thinks could be potential winners. The user then decides which companies the user wants to participate in and adds them to the crowd funding portfolio.

WG University: Wealth Generators is committed to providing “best in class” education across a variety of topics. WG University provides exclusive access to our market education library, live monthly webinars with our market expert's, in depth distributor training, personal development training, and much more. After watching and studying the videos and materials in WG University, the user will have a foundation in the global financial markets, a deeper understanding of how to manage your finances effectively, and additional skills that will help the user’s entrepreneurial and professional endeavors.

Continual expansion and enhancement to these services and their delivery is the key to the longevity of the program. With a continual focus to increase convenience through the use of technology and by offering a wide variety of market approaches, our products are designed to meet the needs of the passive, moderately active and highly motivated self-directed investors.

Keep

The core component of our Keep philosophy is the deductr software and its ability to track and manage potential tax write-offs including automated mileage tracking in real-time. Fully deploying the capabilities of deductr, an individual can see their up to the minute potential tax write offs throughout the year. Tax season becomes a painless submission of deductr reports versus the agonizing manual process of trying to calculate expenditures once per year.

Our Packages

Each of our packages includes all three components of the FIND * GROW * KEEP philosophy. The only change in package offerings is the type of financial research and education selected in the GROW portion.

Each of our product packages includes a ten day no questions asked return policy. Subscriptions can be cancelled at any time and are billed monthly.

Distribution Method

The Company uses a network marketing distribution model to sell its product subscriptions. A current customer can participate in the optional bonus plan that rewards them for selling product subscriptions. We believe this component of our offering is extremely powerful as it provides:

•	An additional income stream for the member who becomes a distributor
•	Individuals are much more comfortable discussing financial matters with people they know
•	The network becomes a support system for the subscribers as they learn together and share their experiences

The distribution model, while powerful, requires strict policies and procedures to ensure the company’s presentation and messaging are accurate and compliant.

Regulatory Matters

Various laws and regulations in the United States and other countries regulate network marketing, or direct selling. These laws and regulations exist at many levels of government in many different forms, including statutes, rules, regulations, judicial decisions, and administrative orders. Generally, the regulations are directed at: (i) ensuring that product sales ultimately are made to consumers and that advancement within a sales organization is based on product sales rather than on investments in the organization or on other criteria that are not related to sales; and (ii) preventing the use of deceptive or fraudulent practices that have sometimes been inappropriately associated with legitimate direct selling and network marketing activities. Network marketing regulations are inherently fact-based and often do not include "bright line" rules. Additionally, we are subject to the risk that the regulations, or a regulator's interpretation and enforcement of the regulations, could change.

Network marketing companies, and the industry in general, continue to experience significant media and public scrutiny in many countries. Several companies that use similar distribution methods to ours have been scrutinized and penalized in several markets where we operate. This scrutiny, along with the uncertainty of the laws and regulations pertaining to network marketing in many countries, can affect how a regulator or member of the public perceives our Company. We cannot predict the impact that this scrutiny may have on our business, the industry in general or our stock price.

Competition

The Company faces competition for each of its product categories but does not have a similar competitor with the full suite of services offered. Each of the financial education products, alerts, tools and newsletters face competition from similar product companies such as TheStreet.com, Motley’s Fool, Jim Cramer and similar subscription based financial research services. The personal money management education and tools face competition from free mobile apps designed for the same purpose although Investview’s personal money management does not advertise or entice the user to refinance, secure new loans and is a pure management tool that serves the individual and not the advertiser. The company’s tax management tools and education have limited competition and we have deployed Deductr as our tool of choice. Unique to our company is not the individual product but the combined suite of products for one monthly subscription price, cancellable at any time by the user and distributed exclusively by the active members through the optional bonus plan for those who choose to sell the service to others.

We believe our competitive advantages include:

- One of the most generous bonus programs in the network marketing segment

- A management team with extensive experience in financial education and market strategy research/technology

- A young and motivated distributor base

- A large demographic that services all genders, race, religion, and nationalities

- A delivery platform enabling us to launch new products quickly and efficiently worldwide

Our competitive weaknesses include:

- translation challenges as we continue international expansion

- components of our distributor backend that are programmed by third party providers

Intellectual Property

The company’s success is predicated on the adoption of new and innovative technology, education and research along with constantly improving convenience tools. The delivery of alerts and financial information through our platform provides various levels of automation that is programmed and designed by the company exclusively for our products. We own the intellectual property for many of our products strategies and platform delivery mechanisms while we make other products available through licensed arrangements. In this way, we can continually offer a full suite of “best of breed” services to ensure our members are receiving the most value and leading-edge programs for their monthly subscription.

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

Employees

As of March 31st, 2017, the Company has 22 employees.

Internet Address

Additional information concerning our business can be found on our Web site at www.investview.com for the most up-to-date corporate financial information, presentation announcements, transcripts and archives. Information regarding our products and services offered by our wholly owned subsidiary: Wealth Generators LLC may be found at www.wealthgenerators.com. Web site links provided in this report, although correct when published, may change in the future. We make available free of charge on our Web site our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports, as soon as reasonably practicable after we electronically file such material with or furnish it to the SEC.

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

From our inception on August 1, 2005 through March 31, 2017, we have incurred cumulative losses of $98,868,122, recorded net losses from operations of $852,371 for the year ended March 31, 2017, and our cash balance on March 31, 2017 was $3,550. However, effective April 1, 2017 in conjunction with a Contribution Agreement dated March 31, 2017, Wealth Generators, LLC became a wholly owned subsidiary of the Company through a reverse-merger and the Company effectively succeeded its operations to Wealth Generators. Additionally, we disposed of certain of our assets pertaining to our previous operations on June 6, 2017. Accordingly, going forward the operations for the consolidated company will be those of Wealth Generators, LLC, although there can be no assurance that we will achieve profitability in the immediate future or at all as a result of our reverse-merger.

Our independent auditors have expressed substantial doubt about our ability to continue as a going concern.

In their audit opinion issued in connection with our consolidated balance sheet as of March 31, 2017 and our related consolidated statements of operations, deficiency in stockholders’ equity, and cash flows for the year ended March 31, 2017, our auditors have expressed substantial doubt about our ability to continue as a going concern given our recurring net losses, negative cash flows from operations and the limited amount of funds on our balance sheet. We have prepared our consolidated financial statements on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The consolidated financial statements do not include any adjustments that might be necessary should we be unable to continue in existence. This could make it more difficult to raise capital in the future.

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

FTC Regulations

Advertising and marketing of our products in the United States are also subject to regulation by the FTC under the Federal Trade Commission Act, or FTC Act. Among other things, the FTC Act prohibits unfair methods of competition and unfair false or deceptive acts or practices in or affecting commerce. The FTC Act also makes it illegal to disseminate or cause to be disseminated any false advertisement. The FTC routinely reviews websites to identify questionable advertising claims and practices. Competitors sometimes inform the FTC when they believe other competitors are violating the FTC Act and consumers also notify the FTC of what they believe may be wrongful advertising. The FTC may initiate a non-public investigation that focuses on our advertising claims which usually involves non-public pre-lawsuit extensive formal discovery. Such an investigation may be very expensive to defend, be lengthy, and result in a publicly disclosed Consent Decree, which is a settlement agreement. If no settlement can be reached, the FTC may start an administrative proceeding or a federal court lawsuit against us or our principal officers. The FTC often seeks to recover from the defendants, whether in a Consent Decree or a proceeding, any or all of the following: (i) consumer redress in the form of monetary relief or disgorgement of profits; (ii) significant reporting requirements for several years; and (iii) injunctive relief. In addition, most, if not all, states have statutes prohibiting deceptive and unfair acts and practices. The requirements under these state statutes are similar to those of the FTC Act.

Regulation of Direct Selling Activities

Direct selling activities are regulated by the FTC, as well as various federal, state and local governmental agencies in the United States and foreign countries. These laws and regulations are generally intended to prevent fraudulent or deceptive schemes, often referred to as "pyramid" schemes, which compensate participants primarily for recruiting additional participants without significant emphasis on product sales.

The laws and regulations governing direct selling are modified from time to time, and, like other direct selling companies, we may be subject from time to time to government investigations related to our direct selling activities. This may require us to make changes to our business model and our compensation plan.

Our independent distributors could fail to comply with applicable legal requirements or our distributor policies and procedures, which could result in claims against us that could harm our business.

Our independent distributors are independent contractors and, accordingly, we are not in a position to directly provide the same oversight, direction and motivation as we would if they were our employees. As a result, there can be no assurance that our independent distributors will comply with applicable laws or regulations or our distributor policies and procedures, participate in our marketing strategies or plans, or accept our introduction of new products.

Extensive federal, state, local and international laws regulate our business, products and direct selling activities. Because we have expanded into foreign countries, our policies and procedures for our independent distributors differ slightly in some countries due to the different legal requirements of each country in which we do business.

Risks Related to Our Common Stock

We have a history of operating losses and expect to report future losses that may cause our stock price to decline.

For the operating period since inception (August 1, 2005) through March 31, 2017, we have incurred a net cumulative loss of $98,868,122. Although we reported net income of $1,753,666 for the year ending March 31, 2017, our net loss from operations was $852,371. We expect to continue to incur losses as we spend additional capital to market our products and establish our infrastructure and organization to support anticipated operations.  We cannot be certain whether we will ever be profitable, or if we do, that we will be able to continue to be profitable. Also, any economic weakness or global recession may limit our ability to market our products. Any of these factors could cause our stock price to decline and result in you losing a portion or all of your investment.

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

Certain factors, some of which are beyond our control, that may cause our share price to fluctuate significantly include, but are not limited to, the following:

☐	variations in our quarterly operating results;

☐	our ability to complete the research and development of our technologies;

☐	the development of a future market for our products;

☐	changes in market valuations of similar companies, and,

☐	fluctuations in stock market price and volume.

Additionally, in recent years the stock market in general, and the Over-the-Counter Bulletin Board and technology stocks, have experienced extreme price and volume fluctuations. In some cases, these fluctuations are unrelated or disproportionate to the operating performance of the underlying company. These market and industry factors may materially and adversely affect our stock price regardless of our operating performance. The historical trading of our common stock is not necessarily an indicator of how it will trade in the future and our trading price as of the date of this prospectus is not necessarily an indicator of what the trading price of our common stock might be in the future. In the past, class action litigation has often been brought against companies following periods of volatility in the market price of those companies’ common stock. If we become involved in this type of litigation in the future it could result in substantial costs and diversion of management attention and resources, which could have a further negative effect on your investment in our stock.

Shares of our common stock may be subject to price illiquidity and volatility because our shares may continue to be thinly traded and may never become eligible for trading on Nasdaq or a national securities exchange.

Although a trading market for our common stock exists, the trading volume has not been significant and an active trading market for our common stock may never develop. There currently is no analyst coverage of our business. During the period from March 31, 2016 through March 31, 2017 the average daily trading volume of our common stock was approximately 5,938 shares (or approximately 0.1% of the shares currently available in the market as of March 31, 2017). The trading volume of our shares will continue to be limited due to resale restrictions under applicable securities laws and the fact that approximately 55% of our outstanding shares are held by officers, directors and stockholders holding greater than a 5% interest in the Company. As a result of the limited trading market for our common stock and the lack of analyst coverage, the market price for our shares may continue to fluctuate significantly and will likely be more volatile than the stock market as a whole. There may be a limited demand for shares of our common stock due to the reluctance or inability of certain investors to buy stocks quoted for trading on the OTC Bulletin Board, lack of analyst coverage of our common stock and limited trading market for our common stock. As a result, even if prices appear favorable, there may not be sufficient demand to complete a stockholder’s sell order. Without an active public trading market or broader public ownership, shares of our common stock are likely to be less liquid than the stock of public companies with broad public ownership and an active trading market, and any of our stockholders who attempt to sell their shares in any significant volumes may not be able to do so at all, or without depressing the publicly quoted bid prices for our shares.

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

Although our common stock trades on the OTCQB, a regular trading market for our common stock may not be sustained in the future. OTC Markets limits quotation on the OTCQB, to securities of issuers that are current in their reports filed with the SEC. If we fail to be current in the filing of our reports with the SEC, our common stock will not be able to be traded on the OTCQB.  The OTCQB is an inter-dealer market that provides significantly less liquidity than a national securities exchange or automated quotation system. Quotes for stocks included on the OTCQB are not listed in the financial sections of newspapers as are those for stocks listed on national securities exchanges or automated quotation systems. Therefore, prices for securities traded solely on the OTCQB may be difficult to obtain and holders of common stock may be unable to resell their securities at or near their original offering price or at any price. Market prices for our common stock may be influenced by a number of factors, including:

☐	the issuance of new equity securities;

☐	changes in interest rates;

☐	competitive developments, including announcements by competitors of new products or services or significant contracts, acquisitions, strategic partnerships, joint ventures or capital commitments;

☐	variations in quarterly operating results;

☐	change in financial estimates by securities analysts;

☐	the depth and liquidity of the market for our common stock;

☐	investor perceptions of our company and the technologies industries generally; and

☐	general economic and other national conditions.

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

The Securities and Exchange Commission has adopted Rule 15g-9 which establishes the definition of a "penny stock," for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require:

☐	that a broker or dealer approve a person's account for transactions in penny stocks; and

☐	the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person's account for transactions in penny stocks, the broker or dealer must:

☐	obtain financial information and investment experience objectives of the person; and

☐	make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the Commission relating to the penny stock market, which, in highlight form:

☐	sets forth the basis on which the broker or dealer made the suitability determination; and

☐	that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

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

If we fail to maintain adequate internal controls or fail to implement required new or improved controls, as such control standards are modified, supplemented or amended from time to time; we may not be able to assert that we can conclude on an ongoing basis that we have effective internal controls over financial reporting. Effective internal controls are necessary for us to produce reliable financial reports and are important in the prevention of financial fraud.  If we cannot produce reliable financial reports or prevent fraud, our business and operating results could be harmed, investors could lose confidence in our reported financial information, and there could be a material adverse effect on our stock price. We have examined and evaluated our internal control procedures, including controls over financial reporting to satisfy the requirements of Section 404(a) of the Sarbanes-Oxley Act, as required for our Annual Report on Form 10-K for the year ended March 31, 2017, and noted weaknesses that need to be addresses during the current reporting period in order for our internal controls to be effective. Failure to implement and maintain internal controls in accordance with sections 302 and 404(a) of the Sarbanes-Oxley Act of 2002 could have a material adverse effect on our business and stock price.

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

Item 1B. Unresolved Staff Comments

None.

Item 2.  Properties

Company headquarters is located at 12 South 400 West, Salt Lake City, Utah 84101 and is currently on a month to month lease arrangement. The Company opened a second customer support center location in Orem, Utah with a one-year lease expiring in August 2017. This lease will not be renewed. Corporate Finance is located in office space at 745 Hope Road, Eatontown, New Jersey, which is on a month to month lease. The Company will maintain the month to month lease arrangement until it can determine proper office utilization based on expansion of key departments including finance and customer support services.

Item 3. Legal Proceedings

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business.  However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. The Company had no pending legal proceedings or claims as of March 31, 2017 and through the date of this report.

In May 2016, Wealth Generators, LLC, received a written request for production of documents from the Commodity Futures Trading Commission (the“CFTC”) that appeared to have been focused on claims made by Wealth Generators about the performance of its trading recommendations. Wealth Generators responded to that request for production and to several follow-up requests, with the last response from Wealth Generators having been submitted in November 2016. Wealth Generators answered additional questions on May 11, 2017. Wealth Generators has received no further communications from the CFTC since that date.

The Company has received notice from the New York State Workers Compensation Board that a judgement was filed against them in the amount of $13,000, along with total penalties of $29,034, however, effective July 5, 2017 the Company has confirmed a payment in the amount $4,350 will settle the amounts in full. Additionally, the Company’s wholly owned subsidiary, ITT, has received notice from the New York State Workers Compensation Board that a judgement was filed against them in the amount of $22,000, however, effective July 5, 2017 the Company has confirmed a payment in the amount $4,620 will settle the amounts in full. Accordingly, the Company has recorded $8,970 as an accrued liability and a selling, general and administrative expense as of, and during, the year ended March 31, 2017.

None of our directors, officers, or affiliates are involved in a proceeding adverse to our business or have a material interest adverse to our business.

Item 4. Mine Safety Disclosure

Not applicable

PART II

Item 5.   Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

The Company’s common stock is traded on the OTCQB under the symbol “INVU”. Prior to April 9, 2012, the stock symbol was GISV. For an interim period of twenty business days the stock symbol was GISVD. On May 7, 2012, it reverted to GISV. Then on May 17, 2012 it assumed the new stock symbol “INVU”. The following table sets forth the high and low bid prices of its Common Stock, as reported by the OTCQB for the last two fiscal years and subsequent quarterly periods. The quotations set forth below reflect inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions.

	2018 Fiscal First Quarter
	High	Low
April 1, 2017 – June 30, 2017	$0.070	$0.005

	2017 Fiscal Year
	High	Low
January 1, 2017 - March 31, 2017	$0.005	$0.002
October 1, 2016 - December 31, 2016	$0.012	$0.002
July 1, 2016 - September 30, 2016	$0.013	$0.003
April 1, 2016 - June 30, 2016	$0.10	$0.007

	2016 Fiscal Year
	High	Low
January 1, 2016 - March 31, 2016	$0.15	$0.07
October 1, 2015 - December 31, 2015	$2.50	$0.07
July 1, 2015 - September 30, 2015	$1.50	$0.07
April 1, 2015 - June 30, 2015	$1.14	$0.57

As of July 3rd, 2017, there were approximately 488 holders of record of the Company’s common stock, and 1,589,136,281 shares outstanding.

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

Securities Authorized for Issuance Under Equity Compensation Plans

Equity Compensation Plan Information

The following table summarizes the equity compensation plans under which our securities may be issued as of March 31, 2017.

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

RECENT SALES OF UNREGISTERED SECURITIES

During the year ended March 31, 2017 the Company issued 10,670,840 shares of common stock in exchange for $157,500 of cash proceeds.

The Company issued 6,072,200 shares of common stock with a value of $39,210 for legal and consulting services, of which $27,346 was for current year services and $173,647 was for services incurred in previous periods, therefore the Company recorded a gain on settlement of debt for $161,784.

The Company issued 21,069,580 and 400,000 shares of stock valued at $989,580 and $13,800 for compensation and director fees, respectively, of which $157,191 was for current year services and $846,189 was for amounts previously accrued.

The Company also issued 72,709,924 shares of its common stock in settlement of debt, wherein principal, accrued interest, and derivative liabilities were extinguished in the amounts of $1,983,686, $414,160, and $156,596, respectively, and the Company recognized a gain on the settlement of debt in the amount of $2,179,722.

The Company also wrote off $250,000 worth of Common Stock Subscription Receivable to Additional Paid in Capital during the year ended March 31, 2017 due to the amounts being uncollectible.

On March 31, 2017, the Company entered into a Contribution Agreement with the members of Wealth Generators, LCC, a limited liability company (“Wealth Generators”), each of which are accredited investors (“Wealth Generators Members”) pursuant to which the Wealth Generators Members agreed to contribute 100% of the outstanding securities of Wealth Generators in exchange for an aggregate of 1,358,670,942 shares of our common stock of the Company (the “Wealth Generators Contribution”).  The closing of the Wealth Generators Contribution occurred on March 31, 2017.  Considering that, following the contribution, the Wealth Generators Members control the majority of the Company’s outstanding common stock and the Company effectively succeeded its operations to Wealth Generators, it is considered the accounting acquirer in this reverse-merger transaction.  A reverse-merger transaction is considered, and accounted for as, a capital transaction in substance; it is equivalent to the issuance of Wealth Generators securities for the Company’s net monetary assets accompanied by a recapitalization.  Wealth Generators is the surviving and continuing entity and the historical financials following the reverse merger transaction will be those of Wealth Generators.

The offers, sales, and issuances of the securities described above were deemed to be exempt from registration under the Securities Act in reliance on Section 4(a)(2) of the Securities Act or Regulation D promulgated thereunder as transactions by an issuer not involving a public offering. The recipients of securities in each of these transactions acquired the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the securities issued in these transactions. Each of the recipients of securities in these transactions was an accredited or sophisticated person and had adequate access, through employment, business or other relationships, to information about us.

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

Background

Investview, Inc. (the "Company" or “INVU”) was incorporated on August 10, 2005 under the laws of the State of Nevada as Voxpath Holding, Inc. On September 16, 2006, the Company changed its name to TheRetirementSolution.Com, Inc., on October 1, 2008 to Global Investor Services, Inc. and on March 27, 2012 to Investview, Inc. The Company currently markets directly and through its marketing partners as well as online, certain investor products and services that provide financial and educational information to its prospective customers and to its subscribers.

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

On March 31, 2017, the Company entered into a Contribution Agreement with the members of Wealth Generators, LCC, a limited liability company (“Wealth Generators”), pursuant to which the Wealth Generators Members agreed to contribute 100% of the outstanding securities of Wealth Generators in exchange for an aggregate of 1,358,670,942 shares of the common stock of the Company. The closing of the Wealth Generators Contribution occurred after close of business on March 31, 2017, therefore, effective April 1, 2017, Wealth Generators became a wholly owned subsidiary of the Company.

Transition Activities

As a result of the acquisition of Wealth Generators LLC, effective April 1, 2017, the Company is in a state of transition. Certain of the assets pertaining to the former Investview services offered prior to the acquisition have been sold or discontinued. Ryan Smith has been named the Chief Executive Officer replacing Dr. Joseph Louro who resigned on April 6, 2017. Annette Raynor has been named Chief Operating Officer replacing Anthony Lotito who resigned on April 3, 2017. William Kosoff remains Acting Chief Financial Officer but resigned from the Board of Directors on April 16, 2017. Nicholas Maturo and Louis Sagar resigned from the Board of Directors on March 31, 2017. On June 6, 2017 Annette Raynor and Chad Miller were named to the Board of Directors. On April 7, 2017, the Company replaced the auditors Liggett & Webb PA (“former auditor”) and engaged Haynie and Company as its independent registered public accounting firm for the Company’s fiscal year ended March 31, 2017.

The Company’s immediate focus is to complete all audited financial matters and disclosure events while facilitating the transition of both the Board of Directors and Corporate Officers.

Plan of Operations

With the acquisition of Wealth Generators LLC, Investview plans to focus entirely on the expansion and growth of the Wealth Generators product and distribution model. Investview Inc. also maintains ownership SAFE Management LLC a registered investment advisory firm in the state of New Jersey which lapsed in reporting. Plans to bring reporting current and re-establishing its registration is being undertaken. All former products offered by Investview are replaced entirely by the Wealth Generators LLC product line.

The Company’s target market is comprised of individuals who seek to learn how to improve their financial condition. They have an interest and need to learn how to reduce debt, budget, increase savings and allocate their financial resource to create additional income both active and passive.

The Company’s marketing strategy for their subscription based offering is unique in that it deploys a network marketing distribution method where current members may optionally choose to participate in the company’s bonus plan and sell the Company’s subscriptions to others.

Customer acquisition is realized through word of mouth marketing by those customers who actively distribute the product through home meetings, in person presentations, one-on-one interaction and large seminars organized and delivered by the distributors in conjunction with the company.

The Company’s plan is to continue to develop the in-place network and anticipates significant growth initiatives in Germany and Mexico. Additional markets in the Philippines, Costa Rica and Turkey are in development.

Over the past few years, Wealth Generators has intentionally increased expenses to prepare the Company’s platform to handle the steadily increasing subscription membership. Going forward, management believes the current state will support this growth without a significant increase in expenses other than customer support and the bonus plan which rises commensurate with revenues. Our investments in our platform, personnel, and executive management provides us the ability to handle over four times our current volume.

Investview will still need to address the larger undertaking of language translation and continued international expansion which will require additional funding. The Company currently has multiple lead sources that are finalizing their due diligence process and anticipates closing on this funding in the very near future.

Below we have described revenues and significant operating expenses for comparable periods:

Revenues

Revenue decreased $222,461, or 63%, from $353,956 for the year ended March 31, 2016 to $131,465 for the year ended March 31, 2017. The decrease was due to a lack of funding and our inability to spend marketing dollars and attract new customers. Because of our cash flow challenges, we were unable to keep our technology updated, nor could we make improvements to such, therefore our existing customer base deteriorated. Furthermore, during the year ended March 31, 2017 management focused their efforts on the acquisition of Wealth Generators, Inc., therefore spent less time on top line growth.

Operating costs

Operating costs decreased $1,034,903, or 51%, from $2,018,739 for the year ended March 31, 2016 to $983,836 for the year ended March 31, 2017. This was due to a decrease in our cost of sales and service of $40,227 and a decrease in selling, general and administrative costs of $994,676. The decreases could mostly be explained by our overall reduction in operations and our decreasing revenues. Due to our cash flow shortages as we lacked the ability to spend money and started falling behind with our creditors, thus were forced to cut costs and reduce expenditures where possible.

Other income and expenses

Other income and (expense) went from $(439,617) for the year ended March 31, 2016 to $2,606,038 for the year ended March 31, 2017. For the year ended March 31, 2016 the other expense was a result of interest expense of $660,498 and a loss on disposal of subsidiaries of $26,058, offset by a gain on derivative valuation of $246,939. Comparatively, for the year ended March 31, 2017 the other income was made up of a gain on debt extinguishment of $3,170,326, a gain on derivative valuation of $84,284, offset by interest expense of $648,573.

While the interest expense remained fairly consistent between years, there was a $162,655 decrease in the gain on derivative valuation which was mostly due to the Company’s note holders converting their notes into shares during the year ended March 31, 2017. As a result of the conversions, derivative liabilities were extinguished through equity issuances and there were fewer changes in the derivative liability for valuations from period to period.

The $3,170,326 increase in the gain on debt extinguishment for the year ended March 31, 2017 could mostly be explained by the Company’s note holders converting their notes into shares. Specifically, the Company issued 72,709,924 shares of its common stock in settlement of debt, wherein principal, accrued interest, and derivative liabilities were extinguished in the amounts of $1,994,362, $414,160, and $128,490, respectively, and the Company recognized a gain on the settlement of debt in the amount of $2,163,813. In addition to the note conversions the Company was also able to issue 6,072,200 shares of common stock with a value of $31,775 for legal and consulting services, of which $18,390 was for current year services and $173,647 was for services incurred in previous periods, therefore the Company recorded a gain on settlement of debt for $160,262. Another $630,642 of the gain could be explained by the Company writing off previously estimated tax liabilities and lastly, the Company’s CFO forgave $60,853 of liabilities owed to him, which also contributed to the recorded gain.

Cash used in operating activities

During the year ended March 31, 2017, we reported net cash used in operating activities of $193,019 versus $1,108,542 in the same period last year. The variance from year to year was due to our overall reduction in operations due to our cash flow shortages as we lacked the ability to spend money and started falling behind with our creditors, thus we were forced to cut costs and reduce expenditures where possible.

Liquidity and capital resources

During fiscal year 2017, the Company reported net income of $1,753,666. However, this was mostly due to the Company’s gain on debt extinguishment of $3,170,326, as the Company reported net loss from operations of $852,371. Cash and cash equivalents were $3,550, a decrease of $4,147 from the previous year of $7,697.

As of March 31, 2017, the Company’s current liabilities exceeded its current assets equal to a working capital deficit of $976,307. A year ago, at March 31, 2016, the working capital deficit was $2,823,549. Most significantly, the Company’s debt was reduced through conversions into common stock, stock issued for liabilities and for services, and debt forgiven or written off during the year ended March 31, 2017.

The above matters, among others, raise substantial doubt about the Company’s ability to continue as a going concern. During the year ended March 31, 2017, the Company raised $92,500 in cash proceeds from the issuance of a notes and entering into a based factoring agreement, net of repayments, and received proceeds from the sale of stock of $157,500.  Additionally, effective April 1, 2017 in conjunction with a Contribution Agreement dated March 31, 2017, Wealth Generators, LLC became a wholly owned subsidiary of the Company through a reverse-merger and the Company effectively succeeded its operations to Wealth Generators. Subsequent to March 31, 2017 Wealth Generators received cash proceeds of $825,000 and $30,000 from new debt and equity financing arrangements, respectively.

The Company's primary source of operating funds since inception has been cash proceeds from the private placements of common stock and proceeds from private placements of convertible and other debt.  However, through Wealth Generators the Company plans to reduce obligations and fund the Company with cash flow provided by operations. The Company also intends to raise additional capital through private placements of debt and equity securities, but there can be no assurance that these funds will be available on terms acceptable to the Company, or will be sufficient to enable the Company to fully complete its development activities. If the Company is unable to fund the Company through operations or raise sufficient additional funds, it will have to develop and implement a plan to further extend payables, reduce overhead, or scale back its current business plan until sufficient additional capital is raised to support increased operations. There can be no assurance that such a plan will be successful.

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

Fair Value of Financial Instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of March 31, 2017 and 2016. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, notes payable, convertible notes payable, derivative liabilities and accounts payable. Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

Derivative Liability

The Company accounts for derivatives in accordance with ASC 815, which establishes accounting and reporting standards for derivative instruments and hedging activities, including certain derivative instruments embedded in other financial instruments or contracts and requires recognition of all derivatives on the balance sheet at fair value, regardless of hedging relationship designation. Accounting for changes in fair value of the derivative instruments depends on whether the derivatives qualify as hedge relationships and the types of relationships designated are based on the exposures hedged. At March 31, 2017 and 2016, the Company did not have any derivative instruments that were designated as hedges.

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

Concentrations of Credit Risk

Financial instruments and related items which potentially subject the Company to concentrations of credit risk consist primarily of cash, cash equivalents and trade receivables. The Company places its cash and temporary cash investments with credit quality institutions. At times, such investments may be in excess of the FDIC insurance limit of $250,000. As of March 31, 207 and 2016 the Company had no amounts in excess of the FDIC insurance limit.

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

Recent Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606). ASU 2014-09 creates a new topic in the ASC Topic 606 and establishes a new control-based revenue recognition model, changes the basis for deciding when revenue is recognized over time or at a point in time, provides new and more detailed guidance on specific topics, and expands and improves disclosures about revenue. In addition, ASU 2014-09 adds a new Subtopic to the Codification, ASC 340-40, Other Assets and Deferred Costs: Contracts with Customers, to provide guidance on costs related to obtaining a contract with a customer and costs incurred in fulfilling a contract with a customer that are not in the scope of another ASC Topic. The guidance in ASU 2014-09 is effective for public entities for annual reporting periods beginning after December 15, 2016, including interim periods therein. Early application is not permitted. Management is in the process of assessing the impact of ASU 2014-09 on the Company’s financial statements.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, revenues, and results of operations, liquidity or capital expenditures.

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

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

Previous independent registered public accounting firm

On April 7, 2017 (the “Dismissal Date”), the Company advised Liggett & Webb PA (the “Former Auditor”) that it was dismissed as the Company’s independent registered public accounting firm. The decision to dismiss the Former Auditor as the Company’s independent registered public accounting firm was approved by the Company’s Board of Directors on April 7, 2017. The report of the Former Auditor on the Company’s financial statements for the year ended March 31, 2016 did not contain an adverse opinion or disclaimer of opinion, and such reports were not qualified or modified as to uncertainty, audit scope, or accounting principle except that such audit contained an explanatory paragraph, which noted that there was substantial doubt about the Company’s ability to continue as a going concern.

During the year ended March 31, 2016 and through the Dismissal Date, the Company has not had any disagreements with the Former Auditor on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the Former Auditor’s satisfaction, would have caused them to make reference thereto in their reports on the Company’s financial statements for such years.

During the year ended March 31, 2016 and through the Dismissal Date, there were no reportable events, as defined in Item 304(a)(1)(v) of Regulation S-K.

New independent registered public accounting firm

On April 7, 2017 (the “Engagement Date”), the Company engaged Haynie & Company (“New Auditor”) as its independent registered public accounting firm for the Company’s fiscal year ended March 31, 2017. The decision to engage the New Auditor as the Company’s independent registered public accounting firm was approved by the Company’s Board of Directors.

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

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that material information required to be disclosed in our periodic reports filed under the Securities Exchange Act of 1934, as amended, or 1934 Act, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to ensure that such information is accumulated and communicated to our management, including our chief executive officer and acting chief financial officer as appropriate, to allow timely decisions regarding required disclosure. We carried out an evaluation, under the supervision and with the participation of our management, including the principal executive officer and the principal financial officer (principal financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13(a)-15(e) under the 1934 Act, as of the end of the period covered by this report. Based on this evaluation, because of the Company’s limited resources and limited number of employees, management concluded that our disclosure controls and procedures were ineffective as of March 31, 2017.

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

With the participation of our Chief Executive Officer and Acting Chief Financial Officer (principal financial officer), our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of March 31, 2017 based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on our evaluation and the material weaknesses described below, management concluded that the Company did not maintain effective internal control over financial reporting as of March 31, 2017 based on the COSO framework criteria. Management has identified material weaknesses regarding the lack of segregation of duties and the need for a stronger internal control environment. Management of the Company believes that these material weaknesses have been due to the small size of the Company’s accounting staff and reliance on outside consultants for external reporting.  The Company expects that with the acquisition of Wealth Generators, LLC, moving forward the Company will have adequate resources to remediate these deficiencies.

In light of the above-mentioned material weaknesses, we performed additional analyses and procedures in order to conclude that our consolidated financial statements for the year ended March 31, 2017 included in this Annual Report on Form 10-K were fairly stated in accordance with US GAAP.

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

Changes in Internal Controls

During the fiscal quarter ended March 31, 2017, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

The following table sets forth certain information with respect to our directors and executive officers during the 2017 Fiscal Year.

Name	Age	Position
Ryan Smith	51	Chief Executive Officer and Director
Annette Raynor	53	Chief Operating Officer and Director
Chad Miller	52	Director
William Kosoff *	75	Acting Chief Financial Officer and Former Director
Dr. Joseph J. Louro*	61	Former Chief Executive Officer and Former Chairman of the Board
Nicholas S. Maturo *	68	Former Director
Louis Sagar *	61	Former Director

* Resigned as an executive officer and/or director.

At the close of business on March 31 2017, the Company entered into a Contribution Agreement with the members of Wealth Generators pursuant to which the Company acquired Wealth Generators. On March 30, 2017, Nicholas Maturo and Louis Sagar resigned as directors of the Company. Subsequently, Dr. Louro resigned voluntarily as an executive officer and director on April 6, 2017. On March 31, 2017, the board appointed Ryan Smith as a director of the Company. In addition, Ryan Smith and Annette Raynor were appointed as Chief Executive Officer and Chief Operating Officer, respectively.

Background of Executive Officers and Directors

Ryan Smith. Mr. Smith has served as director and Chief Executive officer since March 31, 2017. Since 2013, Mr. Smith has served as the Chief Executive Officer of Wealth Generators, LLC. Mr. Smith received his BS from Brigham Young University in 2003.

Annette Raynor. Ms. Raynor has served as the Company’s Chief Operating Officer since March 31, 2017 and as a director since June 6, 2017.  Since 2013, Ms. Raynor has served as the Chief Operating Officer of Wealth Generators, LLC, the Company’s wholly owned subsidiary. Ms. Raynor holds her Series 65 Registered Investment Advisor license and is a licensed realtor in the State of New Jersey.

Chad Miller.  Mr. Miller was appointed as a director on June 6, 2017. Mr. Miller co-founded Wealth Generators in 2013. Prior to 2013, Mr. Miller held his Series 63 – Uniform Securities License, Series 7 General Securities License and Series 24 General Securities Principal License and was employed by various brokerage firms from 1999 through 2010.

William C. Kosoff –Chief Financial Officer and Director. From September 2006 Mr. Kosoff has been a Director of the Company, and served in various positions including Chief Financial Officer, Secretary, and Treasurer during the past seven years. He had a break in service as an officer and employee from December 2012 to April 2013 when he returned and currently serves again as Acting Chief Financial Officer. He was in the high technology industry for 45 years serving in Engineering, Marketing, Sales, and Senior Management positions with Rockwell International from 1960 to 1984. In 1984, he co-founded Telenetics Corp as President and Chief Executive Officer. In 1987 Telenetics became public through an IPO on NASDAQ and was acquired in 2006 by a private firm. Mr. Kosoff received his Bachelor of Arts in Physics from California State University in 1978 and earned a Professional Certificate in Accounting from New York University in 2010.

Dr. Joseph  J. Louro.  Former Chief Executive Officer and Former Chairman of the Board. In June of 2011, Dr. Louro joined the Company as Chief Executive Officer and was elected by the Board to serve as Chairman of the Board of Global Investor Services, Inc. on June 22, 2011.

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

Nicholas Maturo – Former Director. From February 2007 to June 2011 Mr. Maturo served as the Chief Executive Officer, President and Chairman of the Board of Global Investor Services, Inc. In June of 2011 Mr. Maturo stepped down from those positions and remains a Director and employee of the Company.  From September 2005 to December 2006 Mr. Maturo was the Chief Executive Officer of EduTrades, Inc., a company that provides educational and training courses for students interested in learning about investing in the stock market and in other financial instruments. From September 2002 until December 2006 Mr. Maturo worked for Whitney Information Network, Inc., the parent of EduTrades, Inc. as its Chief Operating Officer and in 2004 also became its President. From 1981 to 2000, Mr. Maturo was employed at Philip Morris Cos. where he held a number of executive positions in finance, operations and strategy both at home and abroad. When he left Philip Morris, he was Chief Information Officer of Kraft International. Mr. Maturo earned a Bachelor of Commerce degree in finance and economics from McGill University and also completed the Executive General Management Program at McGill University.

Louis Sagar – Former Director. During the past five years Mr. Sagar has been and remains the principal in Old School Ventures, LLC, his own marketing consulting firm based in New York City. Previously, Mr. Sagar founded ZONA, a specialty home retailer, Mr. Sagar built a lifestyle merchandising brand with nine retail locations and wholesale operations distributing private label home accessories and lifestyle products throughout the United States, Europe, and Japan. In 1998 Mr. Sagar sold ZONA to a private investment group. Mr. Sagar has been a director of Newsgrade Corporation, the former parent of TRES and a significant shareholder of Voxpath, since April 1998 and a director of TRES since September 2005. In June 2007, Mr. Sagar became the Chairman and Chief Executive Officer of Auction Floor, Inc., a provider of web based technology to the auction industry.

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

The Board met formally a total of four times during fiscal 2017.

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

Compensation Committee

In March 2013, the Compensation Committee was re-established by Board action to oversee compensation of employees, consultants, and executives. The committee consists of the two outside Directors, Nicholas Maturo and Lou Sagar, as well as the CEO, Dr. Joseph J. Louro. The Company currently does not have a designated Compensation Committee, and accordingly, the Company's Board of Directors' will approve all compensation matters until such committee is approved.

Code of Ethics

The Company has a code of ethics that applies to all of the Company’s employees, including its principal executive officer, principal financial officer and principal accounting officer, and the Board. A copy of this code is available in the Employee Handbook. The Company intends to disclose any changes in or waivers from its code of ethics by posting such information on its website or by filing a Form 8-K.

Section 16(a) Compliance

Section 16(a) of the Securities Exchange Act of 1934, requires our directors, executive officers and persons who own more than 10% of our common stock to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other of our equity securities. During the year ended March 31, 2017, our officers, directors and 10% stockholders made the required filings pursuant to Section 16(a).

Item 11. Executive Compensation

Directors’ Compensation

Cash compensation for outside Directors has been suspended except for reimbursement of reasonable and ordinary expenses. Compensation for all four Directors during the year ending March 31, 2017 was 806,816 shares for each Director.

Executive Officers’ Compensation

The following table sets forth information concerning the annual and long-term compensation earned by or paid to our Chief Executive Officer and to other persons who served as executive officers as at and/or during the fiscal year ended March 31, 2017 or who earned compensation exceeding $100,000 during fiscal year 2017 (the “named executive officers”), for services as executive officers for the last two fiscal years.

Summary Compensation Table

Name and Principal Position	Fiscal Year	Salary		Stock Award	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Non Qualified Deferred Compensation Earnings	All Other Compen- sation	Total
		($)		($)	($)	($)	($)	($)	($)
Dr. Joseph J. Louro	2016	300,000	(1)		None	None			300,000
CEO and Chairman	2017	150,000	(1)		None	None			150,000
William C. Kosoff	2016	87,850	(2)		None	None	62,250		150,000
Controller and CFO	2017	95,704	(2)		None	None
Ryan Smith	2016	99,750	(3)		None	None	27,500		127,250
CEO & Founder	2017	80,000	(3)		None	None	115,000		195,000
Annette Raynor	2016	99,750	(4)		None	None	27,500		127,250
COO & Founder	2017	80,000	(4)		None	None	115,000		195,000
Chad Miller	2016	26,000	(5)		None	None	67,500		127,250
Director & Founder	2017	40,000	(5)		None	None	155,000		195,000
Mario Romano	2016	99,750	(6)		None	None	27,500		127,250
Finance & Founder	2017	80,000	(6)		None	None	115,000		195,000

(1)	Dr. Joseph Louro agreed to receive $1 per year in cash compensation until the company reaches positive cash flow from operations on a consistent basis before taking any cash compensation. Dr. Louro has not received any cash compensation as of March 31, 2017. Dr. Louro voluntarily reduced his accrued compensation during FY 2016 and FY 2017 commensurate with the decline in revenues. Dr. Louro did note receive any cash compensation during the year ending March 31, 2017 and settled his accrued $150,000 for 3,000,000 shares of Investview’s Restricted common stock.

(2)	William Kosoff was not compensated with any cash for salary during the year ending March 31, 2017. He accrued $95,704 which was settled for 1,914,080 shares of Investview’s Restricted common stock. William Kosoff was furloughed in December of 2015 due to working capital constraints. Per his employment contract, a total of $62,250 was accrued during FY 2016.

(3)	A portion of Ryan Smith's compensation classified as "Other" was paid to Kays Creek Capital, an entity in which Ryan Smith is an owner.

(4)	A portion of Annette Raynor's compensation classified as "Other" was paid to Wealth Engineering LLC, an entity in which Annette Raynor is a 34.5% owner.

(5)	A portion of Chad Miller's compensation classified as "Other" was paid to Kays Creek Capital and MILCO, entities in which Chad Miller is an owner.

(6)	A portion of Mario Romano's compensation classified as "Other" was paid to Wealth Engineering LLC, an entity in which Mario Romano is a 34.5% owner.

Outstanding Equity Awards at Fiscal Year-End Table

Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)

	NONE			$

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

On April 6, 2017, Dr. Joseph Louro voluntarily resigned as Chairman and CEO and as a result the employment agreement with Dr. Louro has been terminated.

William Kosoff

On February 6, 2007 the Company entered into a two year employment contract with William Kosoff as President and CFO (the “Kosoff Agreement”). In December 2015 Mr. Kosoff was furloughed by the Company and $62,250 in salary was accrued per the terms of his agreement. The Kosoff Agreement provides a first year annual salary of $150,000 with annual increases and performance based bonuses. The Kosoff Agreement automatically renewed for a successive two year term as of November 10, 2016.

Severance Policy

The employment agreements entered with Dr. Louro, and Mr. Kosoff, contain various severance provisions. In the event the employees resign without good reason with 90 days written notice or is terminated for cause (willful misconduct with respect to Mr. Kosoff) with 30 days written notice, the employee is entitled to all accrued and unpaid compensation as of the date of such termination and expense reimbursement.

In the event the employee resigns for good reason with 30 days written notice or is terminated by the Company without cause with 30 days’ notice, the employee is entitled to the following:

☐	all accrued and unpaid compensation as of the date of such termination and expense reimbursement;

☐	all restricted stock and options issued to employee shall become fully vested;

☐	Severance Payment payable in a lump sum equal the greater of: (a) the total amount of the Salary payable to Employee under the employment Agreement from the date of such termination until the end of the Term of the Agreement (prorated for any partial month), or (b) the amount of six (6) months’ Salary; and

Tax treatment pertaining to the above payments will be referenced under “Tax Clause 280g” for payments and related taxes and if on termination the payments are subject to additional excise tax under Section 4999 of the Internal Revenue Code, under a change in control, the payments will be increased so that the tax effect is borne by the company.

Upon death or disability, the employee is entitled to the following:

☐	all accrued and unpaid compensation as of the date of such termination and expense reimbursement;

☐	all restricted stock and options issued to Employee shall become fully vested; and

☐	one year of salary, which is applicable to Mr. Kosoff only.

Item 12. Security Ownership of Certain Beneficial Owners, Management and Related Stockholder Matters

The following table provides information as to shares of common stock beneficially owned as of July 7, 2017 by:

☐	each director;

☐	each officer named in the summary compensation table;

☐	each person owning of record or known by us, based on information provided to us by the persons named below, to own beneficially at least 5% of our common stock; and

☐	all directors and executive officers as a group.

Name of Beneficial Owner (1)	Common Stock Beneficially Owned	Percentage of Common Stock (2)
Chad Miller, Chairman (1), (3)	649,444,710	20.35%
Ryan Smith, CEO and Director (1), (3)	649,444,710	20.35%
Annette Raynor, COO and Director (1), (4)	408,501,693	12.80%
Mario Romano, Co-Founder and Treasurer	408,501,693	12.80%
William C. Kosoff (1) Acting CFO (1)	4,940,540	<1%

CR Capital Holdings LLC (3)	649,444,710	40.70%
Wealth Engineering LLC (4)	408,501,693	25.60%
Wealth Colony LLC (5)	101,900,708	6.38%

All Officers and Directors as a group (4 Persons)	1,086,781,791	66.6%

(1)	Except as otherwise indicated, the address of each beneficial owner is c/o Investview, Inc., 12 South 400 West, Salt Lake City, Utah 84101
(2)	Applicable percentage ownership is based on 1,595,671,091 shares of common stock outstanding as of July 7, 2017, together with securities exercisable or convertible into shares of common stock within 60 days of July 7, 2017 for each stockholder. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock that are currently exercisable or exercisable within 60 days of July 7, 2017 are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

(3)	CR Capital Holdings LLC acquired 649,444,710 shares of common stock upon the closing of the Contribution Agreement. Ryan Smith and Chad Miller each own 50% of CR Capital Holdings LLC and, as a result, have voting and dispositive control of the securities and are deemed to be the beneficial owner of such shares of common stock.

(4)

Wealth Engineering LLC acquired 408,501,693 shares of common stock upon the closing of the Contribution Agreement. There are multiple members of Wealth Engineering LLC and the shares are owned by all the members of which Mario Romano and Annette Raynor are two of the multiple members. Mr. Romano is the CEO of Wealth Engineering and co-founded Wealth Generators in 2013. Ms. Raynor serves as the COO of Wealth Engineering LLC, as a result, combined they have voting and shared dispositive control. Wealth Engineering Corporate Offices are located at 745 Hope Road, Eatontown, NJ 07724

(5)	Wealth Colony LLC acquired 101,900,321 shares of common stock upon the closing of the Contribution Agreement. There are multiple owners of Wealth Colony LLC. Corporate Offices are located at 745 Hope Road, Eatontown, NJ 07724

No Director, executive officer, affiliate or any owner of record or beneficial owner of more than 5% of any class of voting securities of the Company is a party adverse to the Company or has a material interest adverse to the Company.

Securities authorized for issuance under equity compensation plans

The following table provides certain information as of March 31, 2017 with respect to all compensation plans under which shares of our common stock are authorized for issuance.

(a)	(b)		(c)	(d)
	Number of securities to be issued upon exercise of outstanding options, warrants and rights and vesting of restricted stock awards (#)		Weighted- average exercise price of outstanding options, warrants and rights ($)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (b)) (#)
All equity compensation plans approved by security holders	NONE

Equity compensation plans not approved by security holders	NONE	—	—	—

Item 13. Certain Relationships and Related Transactions, and Director Independence

Summary of outstanding related party payables as of March 31, 2017 and 2016 is as follows:

	2017	2016
Note payable, due July 31, 2015 [1]	$-	$95,000
Convertible notes payable, due June 30, 2017 [2]	-	258,799
Accrued interest	-	45,010
Advances [3]	127,199	156,573
Accrued salaries and wages [4]	5,000	472,960
Total	132,199	1,028,342
Less: Short term portion	132,199	733,241
Long term portion	$-	$295,101

[1]	On August 1, 2014, the Company issued a Secured Promissory Note payable to a board member and significant shareholder for $120,000 bearing interest at 5% per annum payable at such time as any payment of principal of the Note is made. The Note is payable the earlier of (i) July 31, 2015 or (ii) receipt of proceeds from operations from Vickrey Brown Investments, LLC, a majority owned subsidiary of the Company. The payment terms are currently being renegotiated and the note currently in default. The note is secured by: (i) 240,000 shares of common stock of the Company, $.001 par value per share, to be placed in escrow, and (ii) the Company’s right, title and interest in Vickrey Brown Investments, LLC.

During the year ended March 31, 2016, the Company made payments in aggregate of $25,000 towards the principal of the note. During the year ended March 31, 2017 the Company issued 2,082,680 shares of common stock for $95,000 of note principal and $12,287 of accrued interest to reduce this liability to zero.

[2]	On August 6, 2012, the Company issued a $100,000 convertible promissory note with interest at 8% per annum, due August 6, 2015 to the Company’s CEO. The note is convertible into the Company’s common stock at $4.00 per share. In connection with the issuance of the note, the Company issued 12,500 warrants to purchase the Company’s common stock at $6.00 per share over five years. On June 30, 2014, the Company exchanged the convertible note and warrants to acquire the Company’s common stock for new convertible note and warrants.

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

In exchange for the above two notes the Company issued an aggregate of $258,799 related party notes in exchange for maturing notes and accrued interest that mature June 30, 2017 in exchange for the cancellation of $200,000 previously issued convertible notes, accrued interest of $35,260 and an incentive of $23,539. The Promissory Notes bears interest at a rate of 8% and can be convertible into 258,799 shares of the Company’s common stock, at a conversion rate of $1.00 per share. Interest will also be converted into common stock at the conversion rate of $1.00 per share.

In connection with the issuance of the new promissory notes, the Company issued detachable warrants granting the holder the right to acquire an aggregate of 258,799 shares of the Company’s common stock at $1.50 per share, net cancellation of previously issued 25,000 warrants to acquire the Company’s stock at $6.00 . The new warrants expire five years from the issuance.

[3]	The Company is periodically advanced noninterest bearing operating funds from related parties and shareholders. The advances are due on demand and unsecured. Effective March 31, 2017 the Company’s CFO forgave advances he had provided to the Company in the amount of $60,853.

[4]	During the year ended March 31, 2017 the Company issued 5,812,500 shares of its common stock to its CEO and CFO for wages accrued in prior years of $472,960. Additionally, the Company issued 14,357,080 shares of its common stock to its CEO and CFO for current period wages valued at $503,639.

Item 14. Principal Accountant Fees and Services

We engaged Haynie & Company ("Haynie") as our independent registered public accounting firm for the audit of our financial statements for the year ended March 31, 2017 effective April 2017.  Prior to the engagement of Haynie, Liggett & Webb P.A. ("Liggett") served as our independent registered public accounting firm.

The following is a summary of the fees billed to the Company for professional services rendered for the fiscal years ended March 31, 2017 and 2016.

	March 31, 2017	March 31, 2016
Audit Fees	$57,500-	$51,500
Audit Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Totals	$57,500-	$51,500

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

ALL OTHER FEES. Consists of fees for products and services other than the services reported above. There were no management consulting services provided in fiscal 2016 or 2017.

POLICY ON AUDIT COMMITTEE PRE-APPROVAL OF AUDIT AND PERMISSIBLE NON-AUDIT SERVICES OF INDEPENDENT AUDITORS

The Company currently does not have a designated Audit Committee, and accordingly, the Company's Board of Directors' policy is to pre-approve all audit and permissible non-audit services provided by the independent auditors. These services may include audit services, audit-related services, tax services and other services. Pre-approval is generally provided for up to one year and any 8 pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. The independent auditors and management are required to periodically report to the Company's Board of Directors regarding the extent of services provided by the independent auditors in accordance with this pre-approval, and the fees for the services performed to date. The Board of Directors may also pre-approve particular services on a case-by-case basis.

Item 15. Exhibits

Number	Description

3.1	Articles of Incorporation (incorporated by reference to Exhibit 3 to the Company’s 10SB12G filed on August 12, 1999)

3.2	Certificate of Amendment to Registrant’s Articles of Incorporation (incorporated by reference to Exhibit 3 to the Company’s 10SB12G filed on August 12, 1999)

3.3	By-Laws (incorporated by reference to Exhibit 3 to the Company’s 10SB12G filed on August 12, 1999)

3.4	Amendment to Articles of Incorporation or by-laws (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed on February 15, 2007)

3.5	Certificate of Change filed pursuant to NRS 78.209 (incorporated by reference to Exhibit 4.4 to the Company’s Form 8-K filed on April 6, 2012)

3.6	Articles of Merger filed pursuant to NRS 92.A.200 (incorporated by reference to Exhibit 4.4 to the Company’s Form 8-K filed on April 6, 2012)

4.1	Form of Exchange Agreement, dated September 30, 2010 (1)

4.2	Exchange Agreement by and between Global Investor Services, Inc. and Allied Global Ventures LLC, dated September 30, 2010 (2)

4.3	Form of Subscription Agreement dated July 7, 2011 (3)

4.4	Form of 8% Secured Convertible Note dated July 7, 2011 (3)

4.5	Form of Common Stock Purchase Warrant dated July 7, 2011 (3)

4.6	Form of Security Agreement dated July 7, 2011 (3)

4.7	Form of Agreement entered with Marketing Investors (4)

4.8	Form of Subscription Agreement – August 2012 (8)

4.9	Form of 8% Secured Convertible Note – August 2012 (8)

4.10	Form of Common Stock Purchase Warrant – August 2012 (8)

4.11	Form of Security Agreement – August 2012 (8)

4.12	Form of 5% Convertible Promissory Note issued in October 2012 to former shareholders of Instilend Technologies Inc. (10)

4.13	2012 Incentive stock Plan (9)

4.14	10% Secured Promissory Note issued by Fortified Management Group, LLC to Instilend Technologies Inc. (11)

4.15	Securities Purchase Agreement entered by and between Investview Inc. and Allied Global Ventures LLC (12)

4.16	Form of Common Stock Purchase Warrant issued to Allied Global Ventures LLC (12)

4.17	Form of Securities Purchase Agreement (13)

4.18	Form of Common Stock Purchase Warrant (13)

4.19	Securities Purchase Agreement – September 30, 2014 (14)

4.20	Form of Common Stock Purchase Warrant – September 30, 2014 (14)

4.21	Subscription Agreement entered by and between Investview, Inc. and the May 2015 Accredited Investor (20)

4.22	Form of Subscription Agreement dated April 26, 2017 (24)

10.1	Employment Agreement by and between Global Investor Services Inc. and Dr. Joseph J. Louro dated June 7, 2011 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on June 29, 2011).

10.2	Letter Agreement by and between Global Investor Services Inc. and Dr. Joseph J. Louro dated June 29, 2011 (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on June 29, 2011

10.3	Agreement by and between Global Investor Services Inc., Wealth Engineering LLC, Wealth Engineering and Development Incorporated, Annette Raynor and Mario Romano dated July 12, 2011 (5)

10.4	Exchange Agreement, dated September 29, 2011, by and between Global Investor Services, Inc. and Allied Global Ventures, LLC. (6)

10.5	Exchange Agreement, dated September 29, 2011, by and between Global Investor Services, Inc. and Allied Global Ventures, LLC.(6)

10.6	Employment Agreement by and between Investview, Inc. and John “Randy” MacDonald dated May 15, 2012 (7)

10.7	Employment Agreement by and between Investview, Inc. and David M. Kelley dated August 16, 2012 (8)

10.8	Share Exchange Agreement between Investview Inc., Todd Tabacco, Derek Tabacco, Rich L’Insalata and Instilend Technologies Inc. (8)

10.9	Asset Purchase Agreement by and between Investview, Inc., Instilend Technologies Inc. and Fortified Management Group, LLC dated May 2, 2013 (11)

10.10	Assignment and Assumption Agreement by and between Investview, Inc., Fortified Management Group, LLC, Richard L’Insalata, Todd Tabacco and Derek Tabacco dated May 2, 2013 (11)

10.11	Agreement and Release by and between Investview, Inc., Instilend Technologies Inc., Fortified Management Group LLC and Todd Tabacco dated May 2, 2013 (11)

10.12	Agreement and Release by and between Investview, Inc., Instilend Technologies Inc., Fortified Management Group LLC and Derek Tabacco dated May 2, 2013 (11)

10.13	Agreement and Release by and between Investview, Inc., Instilend Technologies Inc., Fortified Management Group LLC and Richard L’Insalata dated May 2, 2013 (11)

10.14	Agreement by and between Investview, Inc. and David M. Kelley dated July 14, 2014 (15)

10.15	Stipulation of Settlement entered with Evenflow Funding, LLC (16)

10.16	Purchase Agreement by and between Investview, Inc. and CertusHoldings, Inc. (17)

10.17	Asset Purchase Agreement by and between GGI Inc. and Gate Global Impact Inc. dated December 17, 2014 (18)

10.18	Redemption and Mutual Release Agreement dated March 13, 2015 between Investview, Inc. and GGI Inc. (19)

10.19	Contribution Agreement between Investview, Inc., Wealth Generators, LLC and the members of Wealth Generators, LCC dated March 31, 2017 (22)

10.22	Form of Conversion Agreement dated June 6, 2017 (24)

10.23	Agreement entered into with CTB Rise International Inc. dated June 7, 2017 (24)

16.1	Letter from Fiondella, Milone & LaSaracina LLP (21)

16.2	Letter from Liggett & Webb PA (23)

23.1	Consent of Independent Registered Public Accounting Firm (Included on page F-2)

23.2	Consent of Independent Registered Public Accounting Firm (Included on page F-3)

31.1	Certification of Principal Executive Officer pursuant to 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.Exhibit 31.1

31.2	Certification of Principal Financial Officer pursuant to 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on October 12, 2010

(2)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on October 25, 2010

(3)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on July 13, 2011

(4)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on August 30, 2011

(5)	Incorporated by reference to the Form 10-K Annual Report filed with the Securities and Exchange Commission on July 14, 2011

(6)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on October 11, 2011

(7)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on May 21, 2012

(8)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on August 20, 2012

(9)	Incorporated by reference to Exhibit 4.1 to the Company’s Form S-8 filed on July 25, 2012

(10)	Incorporated by reference to the Company’s Form 10-Q filed on February 14, 2013

(11)	Incorporated by reference to to the Company’s Form 8-K filed on May 8, 2013

(12)	Incorporated by reference to the Form 8-K Current Report filed on October 8, 2013

(13)	Incorporated by reference to the Form 8-K Current Report filed on June 11, 2014

(14)	Incorporated by reference to the Form 8-K Current Report filed on October 7, 2014

(15)	Incorporated by reference to the Form 8-K Current Report filed on July 17, 2014

(16)	Incorporated by reference to the Form 8-K Current Report filed on October 16, 2014

(17)	Incorporated by reference to the Form 8-K Current Report filed on December 4, 2014

(18)	Incorporated by reference to the Form 8-K Current Report filed on December 29, 2014

(19)	Incorporated by reference to the Form 8-K Current Report filed on March 19, 2015

(20)	Incorporated by reference to the Form 8-K Current Report filed on May 29, 2015

(21)	Incorporated by reference to the Form 8-K Current Report filed on July 31, 2015

(22)	Incorporated by reference to the Form 8-K Current Report filed on April 6, 2017

(23)	Incorporated by reference to the Form 8-K Current Report filed on April 11, 2017

(24)	Incorporated by reference to the Form 8-K Current Report filed on June 12, 2017

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Investview Inc.

Dated: July 13, 2017	By:	/s/ Ryan Smith
Ryan Smith
Chief Executive Officer
(Principal Executive Officer)

Dated: July 13, 2017	By:	/s/ William C. Kosoff
William C. Kosoff
Acting Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Ryan Smith	Chief Executive Officer and Director	July 13, 2017
Ryan Smith	(Principal Executive Officer)

/s/ Chad Miller	Director	July 13, 2017
Chad Miller

/s/ Annette Raynor	Chief Operating Officer and Director	July 13, 2017
Annette Raynor

MARCH 31, 2017 AND 2016

FORMING A PART OF ANNUAL REPORT

PURSUANT TO THE SECURITIES EXCHANGE ACT OF 1934

INVESTVIEW, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Investview, Inc.

We have audited the accompanying consolidated balance sheet of Investview, Inc. as of March 31, 2017, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for year then ended. Investview, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Investview, Inc. as of March 31, 2017, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered losses from operations and its current cash flow is not enough to meet current needs. This raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regards to this matter are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Haynie & Company

Haynie & Company

Salt Lake City, Utah

July 12, 2017

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

/s/ Liggett & Webb, P.A.

New York, New York
July 14, 2016

INVESTVIEW, INC.

CONSOLIDATED BALANCE SHEETS

	March 31,	March 31,
	2017	2016

ASSETS
Current assets:
Cash and cash equivalents	$3,550	$7,697
Receivables	150,000	-
Deferred costs	-	1,793
Total current assets	153,550	9,490

Total assets	$153,550	$9,490

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	$417,025	$1,078,465
Deferred revenue	5,807	13,128
Related party payables	132,199	704,241
Settlement payable	344,392	344,392
Debt, current portion	73,011	378,460
Current liabilities of discontinued operations	120,266	120,266
Derivative liability, short term portion	37,157	194,087
Total current liabilities	1,129,857	2,833,039

Debt, long term portion	-	1,399,190
Related party payables, long term portion	-	295,101
Derivative liability, long term portion	-	64,721
Long term liabilities	-	1,759,012

Total liabilities	1,129,857	4,592,051

Commitments and contingencies	-	-

STOCKHOLDERS' DEFICIT
Preferred stock, par value: $0.001; 10,000,000 shares authorized, none issued and outstanding as of March 31, 2017 and 2016	-	-
Common stock, par value $0.001; 2,000,000,000 and 60,000,000 shares authorized; 125,889,455 and 14,966,911 issued and 125,888,155 and 14,965,611 outstanding as of March 31, 2017 and 2016, respectively	125,890	14,967
Additional paid in capital	97,774,514	96,282,849
Common stock subscriptions (receivable)	-	(250,000)
Treasury stock, 1,300 shares	(8,589)	(8,589)
Accumulated deficit	(98,868,122)	(100,621,788)
Total stockholders' deficit	(976,307)	(4,582,561)

Total liabilities and stockholders' deficit	$153,550	$9,490

The accompanying notes are an integral part of these consolidated financial statements

INVESTVIEW, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended March 31,
	2017	2016

Revenue, net:	$131,465	$353,926

Operating costs and expenses:
Cost of sales and service	3,257	43,484
Selling, general and administrative	980,579	1,975,255
Total operating costs and expenses	983,836	2,018,739

Net loss from operations	(852,371)	(1,664,813)

Other income (expense):
Gain on derivative valuation	84,284	246,939
Gain on debt extinguishment	3,170,326	-
Loss on disposal of subsidiaries	-	(26,058)
Interest expense	(648,573)	(660,498)
Total other income (expense)	2,606,038	(439,617)

Income (loss) before income taxes	1,753,666	(2,104,430)

Income tax expense	-	-

Net income (loss)	$1,753,666	$(2,104,430)

Incoem (loss) per common share, basic and diluted	$0.05	$(0.14)

Weighted average number of common shares outstanding, basic and diluted	38,153,419	14,616,664

The accompanying notes are an integral part of these consolidated financial statements

INVESTVIEW, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT

YEARS ENDED DECEMBER 31, 2017 AND 2016

				Common
			Additional	Stock
	Common stock		Paid in	Subscription	Treasury	Accumulated	Non-controlling
	Shares	Amount	Capital	Receivable	Stock	Deficit	Interest	Total
Balance, March 31, 2015	14,535,076	$14,535	$96,018,216	$(250,000)	$(8,589)	$(98,517,358)	$(56,165)	$(2,799,361)
Common stock issued for services	331,835	332	92,653	-	-	-	-	92,985
Common stock issued in settlement of debt	100,000	100	9,790	-	-	-	-	9,890
Reclass derivative liability to equity upon convertible note payoff	-	-	162,190	-	-	-	-	162,190
Disposal of majority owned subsidiary	-	-	-	-	-	-	56,165	56,165
Net loss	-	-	-	-	-	(2,104,430)	-	(2,104,430)
Balance, March 31, 2016	14,966,911	14,967	96,282,849	(250,000)	(8,589)	(100,621,788)	-	(4,582,561)
Common stock issued for cash	10,670,840	10,671	146,829	-	-	-	-	157,500
Common stock issued for services	6,072,200	6,072	25,703	-	-	-	-	31,775
Common stock issued in payment of compensation	21,069,580	21,070	962,666	-	-	-	-	983,736
Common stock issued for director fees	400,000	400	25,400	-	-	-	-	25,800
Common stock issued in settlement of debt	72,709,924	72,710	303,289	-	-	-	-	375,999
Reclass derivative liability to equity upon convertible note payoff	-	-	277,778	-	-	-	-	277,778
Write off of Subscription Receivable	-	-	(250,000)	250,000	-	-	-	-
Net Income	-	-	-	-	-	1,753,666	-	1,753,666
Balance, March 31, 2017	125,889,455	$125,890	$97,774,514	$-	$(8,589)	$(98,868,122)	$-	$(976,307)

The accompanying notes are an integral part of these consolidated financial statements

INVESTVIEW INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended March 31,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$1,753,666	$(2,104,430)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount	310,484	171,263
Amortization of deferred compensation	-	121,288
Stock issued for services and compensation	557,766	92,985
Loan fees on new borrowings	17,176	343,827
New derivatives recorded as loan fees	159,132	-
(Gain) loss on derivative valuation	(84,284)	(246,939)
(Gain) loss on debt settlement	(3,170,326)	-
Changes in operating assets and liabilities:
Receivables	(150,000)	57,076
Deferred costs	1,793	884
Prepaid and other assets	-	106,664
Accounts payable and accrued liabilities	265,801	223,158
Deferred revenue	(7,321)	(28,457)
Accrued Interest	133,915	128,615
Accrued Interest - related parties	19,178	25,524
Net cash (used in) operating activities	(193,019)	(1,108,542)

CASH FLOWS FROM INVESTING ACTIVITIES:	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds (repayments) for related party payables, net	65,480	57,594
Proceeds from new lending	92,500	375,010
Repayments for debt	(126,607)	(122,102)
Proceeds from the sale of stock	157,500	-
Net cash provided by financing activities	188,872	310,502

Net decrease in cash and cash equivalents	(4,147)	(798,040)
Cash and cash equivalents-beginning of period	7,697	805,737
Cash and cash equivalents-end of period	$3,550	$7,697

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$-	$-
Income taxes	$-	$-
Non cash financing activities:
Common stock issued for accounts payable and accrued liabilities	$173,647	$-
Common stock issued in settlement of debt	$2,119,024	$3,000
Common stock issued for related party payables	$890,948	$-
Subscription receivable recorded as contributed capital	$250,000	$-
Derivative recorded as a debt discount	$127,208	$-
Reclass derivative from liability to equity upon debt payoff	$277,778	$162,190

The accompanying notes are an integral part of these consolidated financial statements

INVESTVIEW, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2017 AND 2016

1. BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

A summary of the significant accounting policies applied in the preparation of the accompanying consolidated financial statements follows:

Business and Basis of Presentation

Investview, Inc. (the "Company" or “INVU”) was incorporated on August 10, 2005 under the laws of the State of Nevada as Voxpath Holding, Inc. On September 16, 2006, the Company changed its name to TheRetirementSolution.Com, Inc., on October 1, 2008 to Global Investor Services, Inc. and on March 27, 2012 to Investview, Inc. The Company currently markets directly and through its marketing partners as well as online, certain investor products and services that provide financial and educational information to its prospective customers and to its subscribers.

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

On March 31, 2017, the Company entered into a Contribution Agreement with the members of Wealth Generators, LCC, a limited liability company (“Wealth Generators”), pursuant to which the Wealth Generators Members agreed to contribute 100% of the outstanding securities of Wealth Generators in exchange for an aggregate of 1,358,670,942 shares of the common stock of the Company. The closing of the Wealth Generators Contribution occurred after close of business on March 31, 2017, therefore, effective April 1, 2017, Wealth Generators became a wholly owned subsidiary of the Company and the former members of Wealth Generators control the majority of the Company’s outstanding common stock (see Note 13).

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

INVESTVIEW, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2017 AND 2016

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

Fair Value of Financial Instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of March 31, 2017 and 2016. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, notes payable, convertible notes payable, derivative liabilities and accounts payable. Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

Derivative Liability

The Company accounts for derivatives in accordance with ASC 815, which establishes accounting and reporting standards for derivative instruments and hedging activities, including certain derivative instruments embedded in other financial instruments or contracts and requires recognition of all derivatives on the balance sheet at fair value, regardless of hedging relationship designation. Accounting for changes in fair value of the derivative instruments depends on whether the derivatives qualify as hedge relationships and the types of relationships designated are based on the exposures hedged. At March 31, 2017 and 2016, the Company did not have any derivative instruments that were designated as hedges. See Note 6 for discussion of the Company’s derivative liabilities.

INVESTVIEW, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2017 AND 2016

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

Advertising Costs

The Company expenses advertising costs as incurred. Advertising expense was $598 and $1,654 for the years ended March 31, 2017 and 2016, respectively.

Cash and Cash Equivalents

For purposes of the statements of cash flows, cash includes demand deposits, saving accounts and money market accounts. The Company considers all highly liquid debt instruments with maturities of three months or less when purchased to be cash equivalents. As of March 31, 207 and 2016 the Company had no cash equivalents.

Concentrations of Credit Risk

Financial instruments and related items which potentially subject the Company to concentrations of credit risk consist primarily of cash, cash equivalents and trade receivables. The Company places its cash and temporary cash investments with credit quality institutions. At times, such investments may be in excess of the FDIC insurance limit of $250,000. As of March 31, 207 and 2016 the Company had no amounts in excess of the FDIC insurance limit.

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

Net Income (Loss) per Share

The Company follows Accounting Standards Codification subtopic 260-10, Earnings Per Share (“ASC 260-10”) specifying the computation, presentation and disclosure requirements of earnings per share information. Basic loss per share has been calculated based upon the weighted average number of common shares outstanding. Convertible debt, stock options and warrants (17,045,455, 35,000, and 6,534,810, respectively, as of March 31, 2017) have been excluded common stock equivalents in the diluted loss per share because their effect is anti-dilutive on the computation.

Recent Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606). ASU 2014-09 creates a new topic in the ASC Topic 606 and establishes a new control-based revenue recognition model, changes the basis for deciding when revenue is recognized over time or at a point in time, provides new and more detailed guidance on specific topics, and expands and improves disclosures about revenue. In addition, ASU 2014-09 adds a new Subtopic to the Codification, ASC 340-40, Other Assets and Deferred Costs: Contracts with Customers, to provide guidance on costs related to obtaining a contract with a customer and costs incurred in fulfilling a contract with a customer that are not in the scope of another ASC Topic. The guidance in ASU 2014-09 is effective for public entities for annual reporting periods beginning after December 15, 2016, including interim periods therein. Early application is not permitted. Management is in the process of assessing the impact of ASU 2014-09 on the Company’s financial statements.

INVESTVIEW, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2017 AND 2016

2. GOING CONCERN AND MANAGEMENT’S LIQUIDITY PLANS

The Company’s consolidated financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred significant recurring losses which have resulted in an accumulated deficit of $98,868,122, net loss from operations of $852,371 and a working capital deficit of $976,307 as of and for the year ended March 31, 2017 which raises substantial doubt about the Company’s ability to continue as a going concern.

During the year ended March 31, 2017, the Company raised $92,500 in cash proceeds from the issuance of a notes and entering into a based factoring agreement, net of repayments, and received proceeds from the sale of stock of $157,500.  Additionally, effective April 1, 2017 in conjunction with a Contribution Agreement dated March 31, 2017, Wealth Generators, LLC became a wholly owned subsidiary of the Company through a reverse-merger and the Company effectively succeeded its operations to Wealth Generators. Subsequent to March 31, 2017 Wealth Generators received cash proceeds of $825,000 and $30,000 from new debt and equity financing arrangements, respectively (see Note 13).

The Company's primary source of operating funds since inception has been cash proceeds from the private placements of common stock and proceeds from private placements of convertible and other debt.  However, through Wealth Generators the Company plans to reduce obligations and fund the Company with cash flow provided by operations. The Company also intends to raise additional capital through private placements of debt and equity securities, but there can be no assurance that these funds will be available on terms acceptable to the Company, or will be sufficient to enable the Company to fully complete its development activities. If the Company is unable to fund the Company through operations or raise sufficient additional funds, it will have to develop and implement a plan to further extend payables, reduce overhead, or scale back its current business plan until sufficient additional capital is raised to support increased operations. There can be no assurance that such a plan will be successful.

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

3. SETTLEMENT PAYABLE

On January 20, 2009, the Company received $200,000 in exchange for a promissory note, payable, due July 20, 2009 with interest due monthly at 20% per annum. The note was secured by common stock of the Company and was personally guaranteed by certain officers of the Company. The note contained certain first right of payment should the Company be successful in raising $500,000 to $1,500,000 in a Private Placement Offering before any payments could be distributed from the escrow at the offering. In connection with the issuance of the promissory note payable, the Company issued warrants to purchase its common stock at $2.00 per share for five years. The fair value of the warrants of $101,183, representing debt discount, has been fully amortized.

On August 12, 2013, Evenflow Funding, LLC ("Evenflow") commenced a civil action (the “NJ Action”) against the Company in the Superior Court of New Jersey, Law Division, Monmouth County (the "Court") bearing Docket No.. Mon-L-3105-13 in collection of the above described promissory note issued January 20, 2009 and related accrued interest.

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

As of March 31, 2016, the Company reclassified the promissory note and accrued interest to settlement payable. No material gain or loss was recorded in connection with the settlement. The unpaid balance as of March 31, 2017 and 2016 was $344,392. As of March 31, 2017 the Company was in default on this liability, however, in conjunction with the Wealth Generators reverse-merger, effective April 1, 2017, this liability was assigned and assumed by Alpha Pro Asset Management Group, LLC, an entity associated with the former management of the Company (see Note 13).

INVESTVIEW, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2017 AND 2016

4. RELATED PARTY PAYABLES

Summary of outstanding related party payables as of March 31, 2017 and 2016 is as follows:

	2017	2016
Note payable, due July 31, 2015 [1]	$-	$95,000
Convertible notes payable, due June 30, 2017 [2]	-	258,799
Accrued interest	-	45,010
Advances [3]	127,199	127,573
Accrued salaries and wages [4]	5,000	472,960
Total	132,199	999,342
Less: Short term portion	132,199	704,241
Long term portion	$-	$295,101

[1]	On August 1, 2014, the Company issued a Secured Promissory Note payable to a board member and significant shareholder for $120,000 bearing interest at 5% per annum payable at such time as any payment of principal of the Note is made. The Note is payable the earlier of (i) July 31, 2015 or (ii) receipt of proceeds from operations from Vickrey Brown Investments, LLC, a majority owned subsidiary of the Company. The payment terms are currently being renegotiated and the note is currently in default. The note was secured by: (i) 240,000 shares of common stock of the Company, $.001 par value per share, to be placed in escrow, and (ii) the Company’s right, title and interest in Vickrey Brown Investments, LLC.

During the year ended March 31, 2016, the Company made payments in aggregate of $25,000 towards the principal of the note. During the year ended March 31, 2017 the Company issued 2,082,680 shares of common stock for $95,000 of note principal and $12,287 of accrued interest to reduce this liability to zero.

[2]	On August 6, 2012, the Company issued a $100,000 convertible promissory note with interest at 8% per annum, due August 6, 2015 to the Company’s CEO. The note is convertible into the Company’s common stock at $4.00 per share. In connection with the issuance of the note, the Company issued 12,500 warrants to purchase the Company’s common stock at $6.00 per share over five years. On June 30, 2014, the Company exchanged the convertible note and warrants to acquire the Company’s common stock for new convertible note and warrants.

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

In exchange for the above two notes, during the fiscal year ending March 31, 2015, the Company issued an aggregate of $258,799 related party notes in exchange for maturing notes and accrued interest that mature June 30, 2017 in exchange for the cancellation of $200,000 previously issued convertible notes, accrued interest of $35,260 and an incentive of $23,539. The Promissory Notes bears interest at a rate of 8% and can be convertible into 258,799 shares of the Company’s common stock, at a conversion rate of $1.00 per share. Interest will also be converted into common stock at the conversion rate of $1.00 per share.

In connection with the issuance of the new promissory notes, the Company issued detachable warrants granting the holder the right to acquire an aggregate of 258,799 shares of the Company’s common stock at $1.50 per share, net cancellation of previously issued 25,000 warrants to acquire the Company’s stock at $6.00 . The new warrants expire five years from the issuance.

During the year ended March 31, 2017 the Company issued 6,211,200 shares of common stock for $258,799 of note principal and $51,902 of accrued interest to reduce this liability to zero.

INVESTVIEW, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2017 AND 2016

[3]	The Company is periodically advanced noninterest bearing operating funds from related parties and shareholders. The advances are due on demand and unsecured. Effective March 31, 2017 the Company’s CFO forgave advances he had provided to the Company in the amount of $60,853.

[4]	During the year ended March 31, 2017 the Company issued 5,812,500 shares of its common stock to its CEO and CFO for wages accrued in prior years of $472,960. Additionally, the Company issued 14,357,080 shares of its common stock to its CEO and CFO for current period wages valued at $503,639.

5. DEBT

Summary of outstanding debt as of March 31, 2017 and 2016 is as follows:

	2017	2016
Note payable, due December 31, 2015 [1]	$-	$33,333
Notes payable, due December 31, 2016, in default [1]	10,000	86,667
Note payable, due September 2016, in default [2]	8,731	30,399
Convertible note payable, due December 31, 2016, in default [3]	45,000	-
Convertible note payable, due September 25, 2017, net of unamortized debt discount of $0 and $23,106, respectively [4]	-	10,494
Convertible note payable, due November 13, 2016, net of unamortized debt discount of $0 and $21,708, respectively [5]	-	13,292
Convertible notes payable, due August 31, 2016, net of unamortized debt discount of $0 and $129,523, respectively [6]	-	30,477
Convertible Promissory notes due June 30, 2017 [7]	-	1,317,861
Accrued interest	9,280	255,127
Total	73,011	1,777,650
Less: Short term portion	(73,011)	(378,460)
Long term portion	$-	$1,399,190

[1]	On September 30, 2010, the Company issued an aggregate of $120,000 in unsecured promissory notes due five years from issuance at 8% per annum payable at maturity in exchange for the cancellation of 15,000 previously issued warrants. The fair value of the exchanged warrants, approximately equaled the fair value of the issued notes at the date of the exchange. In September 2015, the Company extended one note for $33,333 till December 31, 2015 and four notes, in aggregate of $86,667 till December 31, 2016. During the year ended March 31, 2017 the Company issued 1,000,180 shares of stock to extinguish the $33,333 note and issued 2,300,420 shares of stock to extinguish $76,667 of the $86,667 notes. Subsequent to March 31, 2017 the Company extinguished this liability in conjunction with the Acquisition Agreement with Market Trend Strategies, LLC (see Note 13).

[2]	On October 29, 2015, the Company entered into revenue based factoring agreement and received $44,010 in exchange for $54,573 of future receipts relating to monies collected from customers or other third-party payors. Under the terms of the agreement, the Company is required to make daily payments equal to 19% of the Company’s daily cash or monetary sales receipts over the term of the agreement (approximately 11 months). The Company has recorded a debt discount which is being amortized to interest expense over the term of the agreement. During the year ended March 31, 2017 the Company amortized $5,437 of the debt discount, resulting in a $0 debt discount at March 31, 2017, and made payments of $27,105 on the liability.

[3]	On July 12, 2016, the Company issued a 8% secured convertible promissory note due December 31, 2016 for previous services rendered. At maturity, the holder may convert the principal and interest into shares of the Company’s common stock at 40% discount of the average of 3 day closing price prior to conversion. Subsequent to March 31, 2017 the Company extinguished this liability in conjunction with the Assignment and Assumption Agreement with Alpha Pro Asset Management Group, LLC (see Note 13)

[4]	On September 25, 2015, the Company entered into a Securities Purchase Agreement with JMJ Financial, for the sale of a 12% convertible note in the principal amount of $150,000 (the “JMJ Note”). The financing closed on a $33,000 tranche on September 25, 2015. The total net proceeds the Company received from this Offering was $30,000, net of fees and original interest discount (“OID”) of $3,000. The JMJ Note bears interest at the rate of 12% per annum after three months. All interest and principal must be repaid on September 25, 2017. The Note is convertible into common stock, at JMJ Financial’ s option, at a 60% discount to the lowest trading price of the common stock during the 25 trading day period prior to conversion. During the year ended March 31, 2016, the Company issued 100,000 shares of its common stock in settlement of $3,000 principal. During the year ended March 31, 2017, the Company amortized $23,106 of debt discount, made cash payments on this liability of $17,074, and issued 6,655,000 shares of stock to extinguish $16,526 of this note principal.

INVESTVIEW, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2017 AND 2016

[5]	On November 13, 2015, the Company entered into a Securities Purchase Agreement with Crown Bridge Partners LLC, for the sale of a 5% convertible note in the principal amount of $35,000. The total net proceeds the Company received from this Offering was $31,000, net of fees of $4,000. The Note bears interest at the rate of 5% per annum. All interest and principal must be repaid on November 13, 2016 and is convertible into common stock, at Crown Bridge Partners, LLC’ s option, at a 52% discount to the lowest trading price of the common stock during the 20 trading day period prior to conversion.

On May 25, 2016 the Company amended the Note such that the holder waived all events of default that existed and the Note principal increased by $21,875. During the year ended March 31, 2017 the Company paid $7,500 to settle this amount and $14,375 was recorded as a gain on settlement. On May 31, 2016 the Company replaced the Note with a new note entered into with Azoth Fund, LLC for $73,500 after receiving $32,500 in cash proceeds and recording $6,500 in interest expense at inception. The Azoth Note has an original issue discount of $3,500, bears interest at the rate of 8% per annum, is due 12 months from the date of issuance, and is convertible into common stock at a conversion price that is 50% multiplied by the lowest market price of the previous 20 trading prices.

During the year ended March 31, 2017 $21,176 of the principal of this note was converted into 19,006,000 shares of the Company’s common stock and the Company paid back $67,000 in cash to reduce the liability to zero.

[6]	On February 24, 2016, the Company issued an aggregate of $160,000 convertible promissory notes bearing interest at 12% per annum due upon maturity along with principal on August 31, 2016. The convertible promissory notes are convertible, at the holders’ option, at $0.10 per share at any time, the due date or the time of a $5 million equity event, as defined.

In connection with the issuance of the convertible promissory notes, the Company issued detachable warrants granting the holder the right to acquire an aggregate of 320,000 shares of the Company’s common stock at $0.50 per share and expire 2 years from the date of issuance. The Company determined that the conversion feature in each of the notes required classification as an embedded derivative. The accounting treatment requires that the Company record at fair value at inception as a liability. The determined fair value exceeded the net proceeds received, therefore no value were assigned to the issued detachable warrants as described in ASC 470-20.

During the year ended March 31, 2017 $160,000 of the principal was converted into 3,200,000 shares of the Company’s common stock to reduce the liability to zero.

[7]	On June 30, 2014, the Company issued an aggregate of $1,603,121 in secured Convertible Promissory Notes, of which $258,799 related party (see Note 4), that matures June 30, 2017 in exchange for the cancellation of $1,200,000 previously issued convertible notes, accrued interest of $257,310 and an incentive of $145,811 . The Promissory Notes bear interest at a rate of 8% and can be convertible into 1,603,121 shares of the Company’s common stock, at a conversion rate of $1.00 per share. Interest will also be converted into common stock at the conversion rate of $1.00 per share.

In connection with the issuance of the promissory notes, the Company issued detachable warrants granting the holder the right to acquire an aggregate of 1,603,121 shares of the Company’s common stock at $1.50 per share, net cancellation of previously issued 150,000 warrants to acquire the Company’s stock at $6.00. The new warrants expire five years from the issuance. The Company did not record an embedded beneficial conversion feature in the notes since the fair value of the common stock did not exceed the conversion rate at the date of issuance.

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

During the year ended March 31, 2016, one note for $100,000 previously settled as described above was disputed. Therefore, the original note, currently in default, was restored as originally recorded and related warrants exchanged were cancelled. The repayment of this note is currently being renegotiated.

INVESTVIEW, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2017 AND 2016

During the year ended March 31, 2017 $1,317,861 of the non-related party principal and $277,226 of the accrued interest related to the notes was converted into 31,954,444 shares of the Company’s common stock to reduce the liabilities to zero.

In addition to the above, the following liabilities were paid off during the year ended March 31, 2016 or were entered into and paid off during the year ended March 31, 2017, thus were not included in the table above.

Vis Vires Group, Inc.

On August 27, 2015, the Company entered into a Securities Purchase Agreement with Vis Vires Group, Inc. ("Vis Vires") for the sale of 8% convertible note in the principal amount of $114,000 (the “Vis Vires Note”). The total net proceeds the Company received from these offerings was $110,000, net of fees of $4,000.

The Vis Vires Note bears interest at the rate of 8% per annum and is due May 31, 2016 and is convertible into common stock, at Vis Vires’s option, at a 65% discount to the average of the three lowest closing bid prices of the common stock during the 10 trading day period prior to conversion. On February 26, 2016, the Company paid the total outstanding balance of $114,000 plus accrued interest therefore the note had a $0 balance as of March 31, 2017 and 2016.

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

Bartonek

On April 5, 2016, the Company issued a $15,000 convertible promissory note to Joseph Bartonek, Jr. bearing interest at 12% per annum due upon maturity along with principal on August 31, 2016. The convertible promissory note is convertible, at the holders’ option, at $0.10 per share at any time, the due date or the time of a $5 million equity event, as defined.

In connection with the issuance of the convertible promissory note, the Company issued detachable warrants granting the holder the right to acquire 30,000 shares of the Company’s common stock at $0.50 per share and expire 2 years from the date of issuance. The Company determined that the conversion feature in the note required classification as an embedded derivative. The accounting treatment requires that the Company record at fair value at inception as a liability. The determined fair value exceeded the net proceeds received, therefore no value was assigned to the issued detachable warrants as described in ASC 470-20.

During the year ended March 31, 2017 $15,000 of the principal was converted into 300,000 shares of the Company’s common stock to reduce the liability to zero.

6. DERIVATIVE LIABILITIES

As described in Note 5, the Company issued convertible notes that contain conversion features and reset provision. The accounting treatment of derivative financial instruments requires that the Company record fair value of the derivatives as of the inception date and to fair value as of each subsequent reporting date. During the years ending March 31, 2017 and 2016, the Company had the following activity in their derivative liability account:

Derivative liability at March 31, 2015	$-
Derivative liability recorded on new instruments	674,828
Elimination of derivative liability on conversion	(6,891)
Reclass derivative liability to equity upon convertible note payoff	(162,190)
Change in fair value of derivative liability	(246,939)
Derivative liability at March 31, 2016	258,808
Derivative liability recorded on new instruments	286,340
Elimination of derivative liability on conversion	(128,490)
Reclass derivative liability to equity upon convertible note payoff	(277,778)
Gain on settlement	(17,439)
Change in fair value of derivative liability	(84,284)
Derivative liability at March 31, 2017	$37,157

INVESTVIEW, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2017 AND 2016

The Company recorded the aggregate fair value of $674,828 of embedded derivatives on their notes entered into during the year ended March 31, 2016, which was determined using the Binomial Option Pricing Model based on the following assumptions: (1) dividend yield of 0%; (2) expected volatility of 225.82% to 413.63%, (3) weighted average risk-free interest rate of 0.36 % to 0.70%, (4) expected life of 0.76 to 2.00 years, and (5) estimated fair value of the Company’s common stock of $0.129 to $0.31 per share. The determined fair value of the debt derivatives of $674,828 was charged as a debt discount up to the net proceeds of the notes with the remainder of $343,827 charged to current period operations as non-cash interest expense.

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

During the year ended March 31, 2017 the Company recorded an aggregate fair value of $333,996 of embedded derivatives on their new notes entered into which was determined using the Binominal Option Pricing Model with the following assumptions: (1) dividend yield of 0%; (2) expected volatility of 413.63% to 451.23%, (3) weighted average risk-free interest rate of 0.40 % to 0.68%, (4) expected life of 0.42 to 1.00 years, and (5) estimated fair value of the Company’s common stock of $0.009 to $0.10 per share.

At March 31, 2017, the Company marked to market the fair value of the debt derivatives and determined a fair value of $37,157. The Company recorded a gain from change in fair value of debt derivatives of $84,284 for the year ended March 31, 2017. The fair value of the embedded derivatives was determined using Black-Scholes Pricing Model based on the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 237.35%, (3) weighted average risk-free interest rate of 0.74%, (4) expected life of 0.12 years, and (5) estimated fair value of the Company’s common stock of $0.0044 per share.

7. CAPITAL STOCK

During the year ended March 31, 2017 the Company issued 10,670,840 shares of common stock in exchange for $157,500 of cash proceeds. The Company issued 6,072,200 shares of common stock with a value of $31,775 for legal and consulting services, of which $18,390 was for current year services and $173,647 was for services incurred in previous periods, therefore the Company recorded a gain on settlement of debt for $160,262. The Company issued 21,069,580 and 400,000 shares of stock valued at $983,735 and $25,800 for compensation and director fees, respectively, of which $536,575 was for current year services and $472,960 was for amounts previously accrued. The Company also issued 72,709,924 shares of its common stock in settlement of debt, wherein principal, accrued interest, and derivative liabilities were extinguished in the amounts of $1,994,362, $414,160, and $128,490, respectively, and the Company recognized a gain on the settlement of debt in the amount of $2,163,813. The Company also wrote off $250,000 worth of Common Stock Subscription Receivable to Additional Paid in Capital during the year ended March 31, 2017 due to the amounts being uncollectible.

During the year ended March 31, 2016 the Company issued 331,835 shares of common stock for legal and consulting services valued at $92,985, which represented the value of the services received and which did not differ materially from the value of the stock issued. The Company also issued 100,000 shares of its common stock in settlement of $3,000 of convertible notes payable.

As of March 31, 2017 and 2016, the Company had 125,889,455 and 14,966,911 shares of common stock issued and 125,888,155 shares and 14,965,611 shares of common stock outstanding.

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

INVESTVIEW, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2017 AND 2016

The following table summarizes the changes in options outstanding and the related prices for the shares of the Company’s common stock issued to employees of the Company:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price	Life (years)	Value
Options outstanding at March 31, 2015	37,500	$10.20	4.33	$-
Granted	-	$-
Exercised	-	$-
Canceled / expired	-	$-
Options outstanding at March 31, 2016	37,500	$10.20	3.33	$-
Granted	-	$-
Exercised	-	$-
Canceled / expired	(2,500)	$-
Options outstanding at March 31, 2017	35,000	$10.00	2.51	$-
Options exercisable at March 31, 2017	35,000	$10.00	2.51	$-

Stock-based compensation expense in connection with options granted to employees for the year ended March 31, 2017 and 2016 was $0.

Non-Employee Stock Options

The following table summarizes the changes in options outstanding and the related prices for the shares of the Company’s common stock issued to consultants and non-employees of the Company:

Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price	Life (years)	Value
Options outstanding at March 31, 2015	2,500	$84.00	1.08	$-
Granted	-	$-
Exercised	-	$-
Canceled / expired	-	$-
Options outstanding at March 31, 2016	2,500	$84.00	0.08	$-
Granted	-	$-
Exercised	-	$-
Canceled / expired	(2,500)	$-
Options outstanding at March 31, 2017	-	$-	-	$-
Options exercisable at March 31, 2017	-	$-	-	$-

Warrants

The following table summarizes the warrants outstanding and the related prices for the shares of the Company’s common stock as of March 31, 2017:

	Warrants Outstanding			Warrants Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
Exercise	Number	Contractual	Exercise	Number	Exercise
Price	Outstanding	Life (Years)	Price	Exercisable	Price
$0.50	350,000	0.91	$0.50	350,000	$0.50
$1.50	6,127,497	2.24	$1.50	6,127,497	$1.50
$2.50	12,000	1.30	$2.50	12,000	$2.50
$6.00	45,313	0.83	$6.00	45,313	$6.00
Total	6,534,810	2.11	$1.48	6,534,810	$1.48

INVESTVIEW, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2017 AND 2016

Transactions involving the Company’s warrant issuance are summarized as follows:

		Average
	Number of	Price
	Shares	Per Share
Warrants outstanding at March 31, 2015	6,298,771	$1.53
Granted / restated	332,500	$0.50
Canceled	(126,461)	$1.50
Expired	-	$-
Warrants outstanding at March 31, 2016	6,504,810	$1.48
Granted	30,000	$0.50
Canceled	-	$-
Expired	-	$-
Warrants outstanding at March 31, 2017	6,534,810	$1.48

9. DISCONTINUED OPERATIONS

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

The assets and liabilities of the discontinued operations as of March 31, 2017 and 2016 were as follows:

	2017	2016
Total current assets of discontinued operations	$-	$-

Accounts payable	$120,266	$120,266
Total current liabilities of discontinued operations	$120,266	$120,266

INVESTVIEW, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2017 AND 2016

Accounts payable are primarily comprised of vendors payable.

10. COMMITMENTS AND CONTINGENCIES

Litigation

The Company may be subject to legal proceedings and claims which arise in the ordinary course of its business. Although occasional adverse decisions or settlements may occur, the Company believes that the final disposition of such matters should not have a material adverse effect on its financial position, results of operations or liquidity.

The Company has received notice from the New York State Workers Compensation Board that a judgement was filed against them in the amount of $13,000, along with total penalties of $29,034, however, effective July 5, 2017 the Company has confirmed a payment in the amount $4,350 will settle the amounts in full. Additionally, the Company’s wholly owned subsidiary, ITT, has received notice from the New York State Workers Compensation Board that a judgement was filed against them in the amount of $22,000, however, effective July 5, 2017 the Company has confirmed a payment in the amount $4,620 will settle the amounts in full. Accordingly, the Company has recorded $8,970 as an accrued liability and a selling, general and administrative expense as of, and during, the year ended March 31, 2017.

11. INCOME TAXES

Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

Net deferred tax assets consist of the following components as of March 31, 2017 and 2016:

	2017	2016
Deferred tax assets:
NOL carryover	$18,372,400	$18,771,905
Related party accrued payroll	2,200	203,373
Deferred tax liabilities:	-	-
Valuation allowance	(18,374,600)	(18,975,278)
Total long-term deferred income tax assets	$-	$-

The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate to pretax income from continuing operations for the years ended March 31, 2017 and 2016 due to the following:

	2017	2016
Book income (loss)	$754,100	$(715,500)
Non-cash interest expense	387,400	175,100
Stock for services	239,800	31,600
Gain on settlement – derivative and equity derived	(1,006,900)	-
Stock for payables	278,000	3,400
Gain on derivative liability	(36,200)	(84,000)
Related party accruals	(220,600)	68,100
Amortization of prepaid expenses with stock	-	41,200
Fines and penalties	3,900	-
NOL utilization	(399,500)	-
Valuation allowance	-	480,100
Total long-term deferred income tax assets	$-	$-

INVESTVIEW, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2017 AND 2016

At March 31, 2017, the Company had net operating loss carryforwards of approximately $42,726,000 that may be offset against future taxable income for the year 2018 through 2037. No tax benefit from continuing or discontinued operations have been reported in the March 31, 2017 consolidated financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

Due to change in ownership provisions of the Tax Reform Act of 1986, net operation loss carryforwards for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carryforwards may be limited as to use in future years.

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

The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. The Company had no accruals for interest and tax penalties at March 31, 2016 and 2015.

The Company does not expect the amount of unrecognized tax benefits to materially change within the next twelve months.

The Company is required to file income tax returns in the U.S. Federal jurisdiction, in New York State, New Jersey, and in Utah. The Company is no longer subject to income tax examinations by tax authorities for tax years ending before March 31, 2013.

12. FAIR VALUE MEASUREMENTS

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

Items recorded or measured at fair value on a recurring basis in the accompanying consolidated financial statements consisted of the following items as of March 31, 2017:

INVESTVIEW, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2017 AND 2016

	Level 1	Level 2	Level 3	Total
Long-term investments	$-	$-	$-	$-
Total	$-	$-	$-	$-

Derivative liabilities	$-	$-	$37,157	$37,157
Total	$-	$-	$37,157	$37,157

Items recorded or measured at fair value on a recurring basis in the accompanying consolidated financial statements consisted of the following items as of March 31, 2016:

	Level 1	Level 2	Level 3	Total
Long-term investments	$-	$-	$-	$-

Total	$-	$-	$-	$-

Derivative liabilities	$-	$-	$258,808	$258,808
Total	$-	$-	$258,808	$258,808

13. SUBSEQUENT EVENTS

Merger with Wealth Generators, LLC

Effective April 1, 2017, the Company entered into a Contribution Agreement with Wealth Generators, LLC (“Wealth Generators”), pursuant to which the Wealth Generators members agreed to contribute 100% of the outstanding securities of the Company in exchange for an aggregate of 1,358,670,942 shares of the Company’s common stock. Following the contribution, the Wealth Generators members control the majority of the Company’s outstanding common stock and Wealth Generators became a wholly owned subsidiary of the Company.

The transaction was accounted for as a reverse acquisition using the acquisition method of accounting in accordance with the FASB (ASC 805). Wealth Generators is the acquirer solely for financial accounting purposes. For purposes of the pro forma financial information contained below, Wealth Generators purchase price to acquire the Company was estimated based on an estimated value per share of the Company’s common stock of $0.0044. The allocation of the purchase price is preliminary and is dependent upon certain procedures that have not been finalized. The actual amounts recorded as of the completion of the transaction may differ materially from the information presented in the unaudited pro forma condensed combined financial statements. The unaudited pro forma condensed consolidated financial statements constitute forward-looking information and are subject to certain risks and uncertainties that could cause actual results to differ materially from those anticipated.

The historical financial information has been derived from the audited financial statements of Wealth Generators as filed on June 30, 2017 in the Company’s Form 8K-A and the audited financial statements of INVU. The financial information has been adjusted to give pro forma effect to events that are directly attributable to the reverse merger, are factually supportable and, in the case of the pro forma statements of operations, have a recurring impact. The pro forma adjustments are preliminary, is for informational purposes only, and the unaudited pro forma combined financial information is not necessarily indicative of the financial position or results of operations that may have actually occurred had the reverse merger taken place on the dates noted, or the future financial position or operating results of the combined company. The pro forma adjustments are based upon available information and assumptions that the Company believes are reasonable.

INVESTVIEW, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2017 AND 2016

INVESTVIEW, INC.

PRO FORMA CONSOLIDATED BALANCE SHEET

AS OF MARCH 31, 2017

(Unaudited)

	Wealth	Investview,	Pro Forma		Pro Forma
	Generators, LLC	Inc.	Adjustments		Consolidated

ASSETS
Current assets:
Cash and cash equivalents	$1,616	$3,550	$-		$5,165
Receivables	444,610	150,000	(162,430)	[1]	432,179
Short term advances	10,000	-	-		10,000
Total current assets	456,225	153,550	(162,430)		447,344

Fixed assets, net	10,235	-	-		10,235

Other assets:
Deposits	6,000	-	-		6,000
Goodwill			1,118,609	[3]
	-	-	(1,118,609)	[4]	-
Total other assets	6,000	-	-		6,000

Total assets	$472,461	$153,550	$(162,430)		$463,580

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	$1,370,972	$417,025	$(162,430)	[1]	$1,385,010
			(86,500)	[2]
			(154,057)	[4]
Deferred revenue	433,298	5,807	(5,807)	[4]	433,298
Related party payables	805,895	132,199	(5,000)	[2]	805,895
			(127,199)	[4]
Settlement payable	-	344,392	(344,392)	[2]	-
Debt	2,093,745	73,011	(46,696)	[2]	2,102,476
			(17,583)	[4]
Current liabilities of discontinued operations	-	120,266	(120,266)	[4]	-
Derivative liabiilty, short term portion	-	37,157	(37,157)	[2]	(0)
Total current liabilities	4,703,909	1,129,857	(1,107,088)		4,726,679

Long term liabilities	-	-	-		-

Total liabilities	4,703,909	1,129,857	(1,107,088)		4,726,679

STOCKHOLDERS' DEFICIT
Preferred stock	-	-	-		-
Common stock	-	125,889	24,576	[2]	1,509,136
			1,358,671	[3]
Additional paid in capital	-	97,774,514	83,558	[2]	(1,250,112)
			(99,108,184)	[3]
Treasury stock	-	(8,589)	-		(8,589)
Members' deficit	(4,231,449)	-	4,231,449	[5]	-
Accumulated deficit			411,612	[2]
			98,868,122	[3]
			(693,697)	[4]
	-	(98,868,122)	(4,231,449)	[5]	(4,513,534)
Total stockholders' deficit	(4,231,449)	(976,307)	944,657		(4,263,099)

Total liabilities and stockholders' deficit	$472,461	$153,550	$(162,430)		$463,580

INVESTVIEW, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2017 AND 2016

INVESTVIEW, INC.

PRO FORMA CONSOLIDATED STATEMENT OF OPERATIONS

FOR THE YEAR ENDED MARCH 31, 2017

(Unaudited)

	Wealth		Pro Forma		Pro Forma
	Generators, LLC	Investview, Inc.	Adjustments		Consolidated

Revenue, net	$12,872,947	$131,465	$(131,465)	[4]	$12,872,947

Operating costs and expenses:
Cost of sales	862,849	3,257	(3,257)	[4]	862,849
Commissions	9,412,655	-	-		9,412,655
Selling and marketing	500,032	-	-		500,032
Salary and related	1,918,199	-	-		1,918,199
Professional fees	917,308	-	-		917,308
General and administrative	1,199,564	980,579	(779,611)	[4]	1,400,532
Total operating costs and expenses	14,810,607	983,836	(782,869)		15,011,575

Net loss from operations	(1,937,660)	(852,371)	651,404		(2,138,627)

Other income (expense):
Interest expense, related parties	(274,057)	-	-		(274,057)
Interest expense	(205,327)	(648,573)	-		(853,900)
Other income (expense)	(6,120)	-	-		(6,120)
Gain (loss) on change in fair value of derivative liabilities	-	84,284	-		84,284
Gain (loss) on debt extinguishment	-	3,170,326	411,612	[2]	3,581,938
Total other income (expense)	(485,504)	2,606,038	411,612		2,532,145

Loss from operations before taxes	(2,423,164)	1,753,666	1,063,015		393,518

Tax expense	(4,039)	-	-		(4,039)

Net loss	$(2,427,203)	$1,753,666	$1,063,015		$389,479

INVESTVIEW, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2017 AND 2016

[1]	During the year ended March 31, 2017 Wealth Generators, LLC ("WG") was utilizing the INVU merchant account to process a number of the WG sales transactions. In exchange for the use of the account, WG was making payments on an INVU note payable on INVU's behalf. As of March 31, 2017 INVU was holding $162,430 in their merchant account that belonged to WG, therefore had a liability recorded on their books while WG had a corresponding receivable. This entry eliminates those intercompany balances as if the entities had been consolidated as of March 31, 2017.

[2]	In conjunction with the Acquisition, INVU entered into an assignment and assumption agreement wherein they issued 24,914,348 shares of their common stock to Alpha Pro Asset Management Group, LLC ("Alpha Pro"), an entity affiliated with the prior members of management, in exchange for Alpha Pro's assumption of $482,588 worth of liabilities. This entry records the issuance of shares, the extinguishment of debt, and the gain on the transaction. One of the notes assumed by Alpha Pro had a derivative liability recorded on the INVU’s books for $31,157, therefore that liability was also extinguished with the execution of the agreement.

[3]	INVU issued 1,358,670,942 shares of their common stock to the members of Wealth Generators, LLC in exchange for 100% of the outstanding securities of WG. This entry records the issuance of shares to ensure the capital accounts reflects that of the legal acquirer (INVU), records goodwill for the excess of the purchase price over the assets acquired and liabilities assumed, and eliminates INVU's historical stockholders' deficit.

The fair value of the consideration effectively transferred was measured based on the fair value of INVU’s shares that were outstanding immediately before the transaction of 150,465,339. Using the closing market price of INVU’s shares on March 31, 2017 of $0.0044 consideration was valued at $662,047.

Cash	$3,550
Receivables	150,000
Total assets acquired	153,550

Accounts payable and accrued liabilities	456,599
Due to former management	127,199
Debt	26,314
Total liabilities assumed	610,112

Net liabilities assumed	456,562

Consideration	662,047

Goodwill	$1,118,609

[4]	On June 6, 2017 INVU entered into an Acquisition Agreement with Market Trend Strategies, LLC ("Market"), a company whose members are also former members of management of INVU. In accordance with the Acquisition Agreement, INVU spun-off the operations of INVU that existed prior to the merger with Wealth Generators, LLC and sold the intangible assets used in the operations of INVU pre-merger in exchange for Market assuming $419,139 worth of liabilities that had been on the books pre-merger. Because there was goodwill that was recorded in conjunction with the merger, and it therefore related to the INVU operations that were acquired, this spin-off entry effectively reduced the goodwill to zero, reduced the liabilities that had been assumed, removed the expenses related to the spun-off operations of INVU pre-merger, and resulted in a gain on spin-off of operations.

[5]	This entry reclasses the members deficit of Wealth Generators, LLC to accumulated deficit of the consolidated entity.

Other agreements

As documented in elimination entry [2] above, in conjunction with the reverse acquisition with Wealth Generators, the Company entered into an assignment and assumption agreement wherein they issued 24,914,348 shares of their common stock to Alpha Pro Asset Management Group, LLC ("Alpha Pro"), an entity affiliated with the prior members of management, in exchange for Alpha Pro's assumption of $482,588 worth of liabilities. One of the notes assumed by Alpha Pro had a derivative liability recorded on the Company’s books for $31,157, therefore that liability was also extinguished with the execution of the agreement.

As documented in elimination entry [4] above, on June 6, 2017 the Company entered into an Acquisition Agreement with Market Trend Strategies, LLC ("Market"), a company whose members are also former members of management of the Company. In accordance with the Acquisition Agreement, the Company spun-off its operations that existed prior to the merger with Wealth Generators, LLC and sold the intangible assets used in the operations of the Company pre-merger in exchange for Market assuming $419,139 worth of liabilities that had been on the books pre-merger.

INVESTVIEW, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2017 AND 2016

Subsequent to March 31, 2017 the Company, through its wholly owned subsidiary, Wealth Generators, entered an agreement with a licensor of various products for a term of 15 years pursuant to which the licensor agreed to waive its rights for future payments in exchange of 80,000,000 shares of common stock of the Company, which may be increased an additional 20,000,000 shares of common stock if the products provide a return in excess of 2% on invested capital for three consecutive months. The additional issuances shall not exceed 40,000,000 shares of common stock.

Debt and equity financing

Subsequent to March 31, 2017 the Company, through its wholly owned subsidiary, Wealth Generators, received short term advances of $800,000 and $25,000 from two separate lenders.

Subsequent to March 31, 2017 the Company, through its wholly owned subsidiary, Wealth Generators, entered into and closed a Subscription Agreement with an accredited investor pursuant to which the investor invested $30,000 in consideration of 3,000,000 shares of common stock, however, those shares have yet to be issued.

Conversions of debt

On March 21, 2017 Wealth Generators entered into a Conversion Agreement to extinguish a Revenue-based Funding Agreement in exchange for 10,000,000 shares of common stock upon Wealth Generators acquisition by a publicly traded company. Although the reverse acquisition with the Company took place effective April 1, 2017 the shares have not yet been issued to extinguish the $263,000 worth of debt.

On March 28, 2017 Wealth Generators entered into a Conversion Agreement to extinguish a Revenue-based Funding Agreement with a party related to Wealth Generators in exchange for 10,000,000 shares of common stock upon the Company’s acquisition by a publicly traded company plus monthly repayments of $15,000 for a period of 6 months. Although the reverse acquisition with the Company took place effective April 1, 2017 the shares have not yet been issued to extinguish the $90,000 worth of debt.

On June 6, 2017 the Company, through Wealth Generators, entered into a Conversion Agreement to convert $1,800,000 worth of debt into 180,000,000 shares of the Company’s stock, however, those shares have yet to be issued to extinguish the debt.

