Form 10-Q
period 2017-06-30
Investview, Inc.
filed 2017-08-14
CIK 862651

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ________________ to _______________

000-27019

(Commission file number)

Investview, Inc.

(Exact name of registrant as specified in its charter)

Nevada	87-0369205
(State or other jurisdiction	(IRS Employer
of incorporation or organization)	Identification No.)

12 South 400 West, 3rd floor

Salt Lake City, Utah 84101

(888) 778-5372

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

As of August 11, 2017, there were 1,802,136,281 shares of common stock, par value $.001 per share, outstanding.

PART I –  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INVESTVIEW, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	March 31,
	2017	2017
	(Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$20,198	$1,616
Receivables	542,755	444,610
Short term advances	10,000	10,000
Total current assets	572,953	456,226

Fixed assets, net	9,670	10,235

Other assets:
Long term license agreement	2,246,523	-
Deposits	6,000	6,000
Total other assets	2,252,523	6,000

Total assets	$2,835,146	$472,461

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	$1,338,787	$1,370,972
Deferred revenue	685,068	433,298
Related party payables	887,119	805,895
Debt, current portion	697,409	2,093,745
Total current liabilities	3,608,383	4,703,910

Total liabilities	3,608,383	4,703,910

Commitments and contingencies	-	-

STOCKHOLDERS' DEFICIT
Preferred stock, par value: $0.001; 10,000,000 shares authorized, none issued and outstanding as of June 30, 2017 and March 31, 2017	-	-
Common stock, par value $0.001; 2,000,000,000 shares authorized; 1,802,136,281 and 125,889,455 issued and 1,802,134,981 and 125,888,155 outstanding as of June 30, 2017 and March 31, 2017, respectively	1,802,136	125,890
Additional paid in capital	7,436,437	805,637
Treasury stock, 1,300 shares	(8,589)	(8,589)
Members' deficit
Accumulated deficit	(10,003,223)	(5,154,387)
Total stockholders' deficit	(773,237)	(4,231,449)

Total liabilities and stockholders' deficit	$2,835,146	$472,461

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

INVESTVIEW, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,
	2017	2016

Revenue, net	$2,977,802	$2,718,609

Operating costs and expenses:
Cost of sales and service	194,286	319,374
Commissions	2,480,392	2,898,880
Selling and marketing	149,378	134,988
Salary and related	437,146	515,955
Professional fees	399,829	198,394
Selling, general and administrative	338,005	215,455
Total operating costs and expenses	3,999,036	4,283,047

Net loss from operations	(1,021,234)	(1,564,438)

Other income (expense):
Loss on debt extinguishment	(2,686,387)	-
Loss on spin-off of operations	(1,118,609)	-
Interest expense - related parties	(3,000)	(33,240)
Interest expense	(10,767)	-
Other income (expense)	(2,378)	14
Total other income (expense)	(3,821,141)	(33,226)

Loss before income taxes	(4,842,375)	(1,597,664)

Income tax expense	(6,461)	-

Net loss	$(4,848,836)	$(1,597,664)

Loss per common share, basic and diluted	$(0.00)	$(0.01)

Weighted average number of common shares outstanding, basic and diluted	1,586,188,514	125,888,155

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

INVESTVIEW INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended June 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,848,836)	$(1,597,664)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation	565	566
Stock issued for license agreement	9,477	-
Debt issuance costs - related party	-	74,155
Loss on spin-off of operations	1,118,609	-
Loss on debt settlement	2,686,387	-
Changes in operating assets and liabilities:
Receivables	51,855	(139,497)
Accounts payable and accrued liabilities	(208,786)	1,348,114
Deferred revenue	245,963	475,886
Accrued interest	9,632	-
Accrued interest - related parties	3,000	-
Net cash (used in) provided by operating activities	(932,133)	161,560

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash received in reverse acquisition	3,550	-
Net cash provided by investing activities	3,550	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from related parties	316,224	60,000
Repayments for related party payables	(148,000)	(318,549)
Proceeds from debt	875,000	500,000
Repayments for debt	(126,059)	(45,740)
Proceeds from the sale of stock	30,000	25,000
Dividends paid	-	(51,287)
Net cash provided by financing activities	947,165	169,424

Net decrease in cash and cash equivalents	18,582	330,984
Cash and cash equivalents-beginning of period	1,616	70,298
Cash and cash equivalents-end of period	$20,198	$401,282

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$3,000	$55,415
Income taxes	$6,461	$-
Non cash financing activities:
Common stock issued for reverse acquisition	$662,048	$-
Common stock issued in settlement of debt	$2,253,640	$-
Common stock issued for long term license agreement	$2,246,523	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

INVESTVIEW INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 30, 2017

(Unaudited)

NOTE 1 – ORGANIZATION AND NATURE OF BUSINESS

Organization

Investview, Inc. (the "Company" or “INVU”) was incorporated on August 10, 2005 under the laws of the State of Nevada as Voxpath Holding, Inc. On September 16, 2006, the Company changed its name to TheRetirementSolution.Com, Inc., on October 1, 2008 to Global Investor Services, Inc. and on March 27, 2012 to Investview, Inc.

On March 31, 2017, the Company entered into a Contribution Agreement with the members of Wealth Generators, LCC, a limited liability company (“Wealth Generators”), pursuant to which the Wealth Generators Members agreed to contribute 100% of the outstanding securities of Wealth Generators in exchange for an aggregate of 1,358,670,942 shares of the common stock of the Company. The closing of the Wealth Generators Contribution occurred after close of business on March 31, 2017, therefore, effective April 1, 2017, Wealth Generators became a wholly owned subsidiary of the Company and the former members of Wealth Generators control the majority of the Company’s outstanding common stock (see Note 5).

On June 6, 2017, the Company entered into an Acquisition Agreement with Market Trend Strategies, LLC ("Market"), a company whose members are also former members of management of the Company. In accordance with the Acquisition Agreement, the Company spun-off its operations that existed prior to the acquisition of Wealth Generators and sold the intangible assets used in the operations of the Company pre-acquisition in exchange for Market assuming $419,139 worth of liabilities that had been on the books pre-acquisition.

Nature of Business

Through its wholly owned subsidiary, Wealth Generators, the Company provides research, education, and investment tools designed to assist the self-directed investor in successfully navigating the financial markets. The services include research, trade alerts, and live trading rooms that include instruction in equities, options, FOREX, ETF’s and binary options. In addition to trading tools and research, the Company also includes full education and software applications to assist the individual in debt reduction, increased savings, budgeting and proper tax management. Each product subscription includes a core set of trading tools/research along with the personal finance management suite enabling an individual complete access to the information necessary to cultivate and manage their financial situation. The Company offers four packages available through a monthly subscription that can be cancelled at any time at the discretion of the customer. A unique component of the product marketing plan is the distribution method whereby all subscriptions are sold via current participating customers who choose to distribute and sell the services by participating in the bonus plan. The bonus plan participation is purely optional but enables individuals the ability to create an additional income stream to further support their personal financial goals and objectives.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations (Regulation S-X) of the Securities and Exchange Commission (the “SEC”) and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the three months ended June 30, 2017 are not necessarily indicative of the operating results that may be expected for the year ended March 31, 2018. These unaudited condensed consolidated financial statements should be read in conjunction with the March 31, 2017 consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K filed with the SEC on July 13, 2017 as well as the Company’s Form 8-K/A filed on June 30, 2017.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Wealth Generators, Investment Tools & Training, LLC ("ITT"), Razor Data Corp ("Razor"), and SAFE Management, LLC (“SAFE”). All significant inter-company transactions and balances have been eliminated in consolidation.

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

The majority of the Company’s revenue is generated by subscription sales and payment is received at the time of purchase. The Company recognizes revenue for subscription sales over the subscription period and deferred revenue is recorded for the portion of the subscription period subsequent to each reporting date. Additionally, the Company offers a 10-day trial period to their subscription customers, where a full refund can be requested if a customer does not like the product. Revenues are deferred during the trial period as collectability cannot be reasonably assured until that time has passed. Revenues are presented net of refunds, sales incentives, credits and known and estimated credit card chargebacks.

Fair Value of Financial Instruments

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date, based on the Company’s principal or, in the absence of a principal, most advantageous market for the specific asset or liability.

GAAP provides for a three-level hierarchy of inputs to valuation techniques used to measure fair value, defined as follows:

Level 1 – Inputs that are quoted prices (unadjusted) for identical assets or liabilities in active markets that the entity can access.

Level 2 – Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the asset or liability, including:

-	Quoted prices for similar assets or liabilities in active markets
-	Quoted prices for identical or similar assets or liabilities in markets that are not active
-	Inputs other than quoted prices that are observable for the asset or liability

-	Inputs that are derived principally from or corroborated by observable market data by correlation or other means

Level 3 – Inputs that are unobservable and reflect the Company’s own assumptions about the assumptions market participants would use in pricing the asset or liability based on the best information available in the circumstances (e.g., internally derived assumptions surrounding the timing and amount of expected cash flows).

The Company's financial instruments consist of cash, accounts receivable, and accounts payable. The Company has determined that the book value of its outstanding financial instruments as of June 30, 2017 (unaudited) and March 31, 2017 approximates the fair value due to their short-term nature.

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

Potentially dilutive securities excluded from the computation of basic and diluted net loss per share are as follows:

	June 30, 2017	June 30, 2016
Convertible notes payable	-	30,955,885
Options to purchase common stock	35,000	40,000
Warrants to purchase common stock	6,534,810	6,534,810
Totals	6,569,810	37,530,695

NOTE 3 – RECENT ACCOUNTING PRONOUNCEMENTS

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

NOTE 4 – GOING CONCERN AND LIQUIDITY

The Company’s financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred significant recurring losses which have resulted in an accumulated deficit of $10,003,223, net loss of $4,848,836 and net cash used in operations of $932,133 for the three months ended June 30, 2017. Additionally, as of June 30, 2017, the Company had cash of $20,198 and a working capital deficit of $3,035,430. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

Historically the Company has relied on increasing revenues and new debt financing to pay for operational expenses and debt as it came due. During the three months ended June 30, 2017, the Company raised $316,224 in cash proceeds from related parties, raised $875,000 in cash proceeds from new lending arrangements and raised $30,000 from the sale of common stock.  Additionally, during the three months ended June 30, 2017 the Company has exchanged $2,253,640 worth of debt into shares of common stock. Going forward the Company plans to reduce obligations with cash flow provided by operations and pursue additional debt and equity financing, however, there can be no assurance that these funds will be available on terms acceptable to the Company, or will be sufficient to enable the Company to fully complete its development activities or sustain operations. Nevertheless, the shortage of working capital adversely affects our ability to develop or participate in activities that promote our business, because a substantial portion of cash flow goes to reduce debt rather than to advance operating activities.

Accordingly, the accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern and the realization of assets and satisfaction of liabilities in the normal course of business. The carrying amounts of assets and liabilities presented in the financial statements do not necessarily purport to represent realizable or settlement values. The financial statements do not include any adjustment that might result from the outcome of this uncertainty.

NOTE 5 – REVERSE ACQUISITION

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

The transaction was accounted for as a reverse acquisition using the acquisition method of accounting in accordance with the FASB (ASC 805). Wealth Generators is the acquirer solely for financial accounting purposes. The following table summarizes the purchase accounting for the fair value of the assets acquired and liabilities assumed at the date of the reverse acquisition.

Cash	$3,550
Receivables	150,000
Total assets acquired	153,550

Accounts payable and accrued liabilities	456,599
Due to former management	127,199
Debt	26,314
Total liabilities assumed [1]	610,112

Net liabilities assumed	456,562

Consideration [2]	662,047

Goodwill	$1,118,609

[1]	In conjunction with the reverse acquisition, INVU entered into an assignment and assumption agreement wherein they issued 24,914,348 shares of their common stock to Alpha Pro Asset Management Group, LLC ("Alpha Pro"), an entity affiliated with the prior members of management, in exchange for Alpha Pro's assumption of $482,588 worth of liabilities. Accordingly, the shares issued for debt were accounted for the moment before the reverse acquisition and the $482,588 worth of liabilities have been excluded from the total liabilities assumed shown here.

[2]	The fair value of the consideration effectively transferred was measured based on the fair value of INVU’s shares that were outstanding immediately before the transaction of 150,465,339. Using the closing market price of INVU’s shares on March 31, 2017 of $0.0044 consideration was valued at $662,047.

The table below represents the pro forma revenue and net loss for the three months ended June 30, 2017 and 2016 assuming the reverse acquisition had occurred on April 1, 2016 pursuant to ASC 805-10-50. This pro forma information does not purport to represent what the actual results of operations of the Company would have been had the reverse acquisition occurred on this date nor does it purport to predict the result so of operations for future periods.

	Three Months Ended June 30,
	2017	2016
Revenues [1]	$2,977,802	$2,718,609
Net Loss [1]	$(4,848,836)	$(1,969,199)
Loss per common share [1]	$(0.00)	$(0.10)

[1]	On June 6, 2017 INVU entered into an Acquisition Agreement with Market Trend Strategies, LLC ("Market"), a company whose members are also former members of management of INVU. In accordance with the Acquisition Agreement, INVU spun-off the operations of INVU that existed prior to the merger with Wealth Generators, LLC and sold the intangible assets used in the operations of INVU pre-merger in exchange for Market assuming $419,139 worth of liabilities that had been on the books pre-merger. Accordingly, these pro forma numbers are presented after the revenue and expenses related to the spun-off operations of INVU pre-merger were removed.

As a result of the Acquisition Agreement with Market the Company wrote off goodwill of $1,118,609 and recorded a gain on the settlement of debt of $419,139 representing the liabilities assumed by Market.

NOTE 6 – RELATED PARTY TRANSACTIONS

The Company’s related party payables consisted of the following:

	June 30, 2017	March 31, 2017
Short term advances [1]	$316,224	$100,000
Revenue-based Funding Agreement entered into on 11/8/15 [2]	45,000	180,000
Short term Promissory Note entered into on 9/13/16, in default [3]	150,000	150,000
Promissory Note entered into on 11/15/16 [4]	895	895
Promissory Note entered into on 3/15/17 [5]	375,000	375,000
	$887,119	$805,895

[1]	The Company is periodically advanced operating funds from its owners (current majority shareholders and former members of Wealth Generators, LLC prior to the reverse acquisition) and other related parties. Other related parties include entities that are owned, controlled, or influenced by the Company’s owners or management. The advances are due on demand, generally have no interest or fees associated with them, and are unsecured. During the three months ending June 30, 2017 the Company received $316,224 in cash proceeds from advances and repaid related parties $100,000.

[2]	A majority member of Wealth Generators, LLC (pre-reverse acquisition) and currently a majority shareholder advanced funds of $150,000 on November 16, 2015 under a Revenue-based Funding Agreement which required that beginning December 30, 2015 the Company would pay an amount equal to 2% of its top line revenue generated from the prior month to pay down the loan until such time that the lender had received $450,000. During the three months ending June 30, 2017 the Company agreed to issue 10,000,000 shares of common stock to extinguish $90,000 worth of debt and to pay $15,000 per month for six months, for a total of $90,000 to be paid back, in accordance with a conversion agreement. Additionally, the Company paid back $45,000 in cash during the three months ending June 30, 2017.

[3]	A member of the senior management team has continuously advanced funds of $150,000 at various times, beginning on September 14, 2016, under short term Promissory Notes. Each of the Notes carry the same terms, have a fixed interest payment of $7,500, and is generally due in less than four weeks. Under this arrangement, during the three months ended June 30, 2017, the Company incurred $3,000 of loan fees and paid back $3,000.

[4]	The Company entered into a Promissory Note for $94,788 with a company owned by immediate family members of two members of the executive management team. Funds were advanced to the Company on November 16, 2016 and December 16, 2016 in the amount of $78,750 and $16,038, respectively. The Promissory Note had a term of twelve months, an annual interest rate of 8%, and no pre-payment penalty. During the year ending March 31, 2017 the Company incurred $895 worth of interest expense on the note and paid back the entire principal balance of $94,788.

[5]	A company that was a majority member of Wealth Generators, LLC (pre-reverse acquisition) and currently a majority shareholder entered into a Promissory Note in the amount of $300,000, advancing funds on March 17, 2017. The Note matures on September 16, 2017 and has a fixed interest amount of $75,000. Collateral on this note is the reserve balance of $150,000 on one of the Company’s merchant accounts. No payments were made on this arrangement during the three months ending June 30, 2017.

NOTE 7 – DEBT

The Company’s debt consisted of the following:

	June 30, 2017	March 31, 2017
Revenue based funding arrangement entered into on 8/31/15 [1]	$-	$263,641
Revenue share agreement entered into on 6/28/16 [2]	475,000	525,000
Purchase and sale agreement for future receivables entered into on 9/30/16 [3]	153,444	220,652
Short term advance received on 1/11/17 [4]	-	1,000,000
Short term advance received on 3/16/17 [5]	-	50,000
Promissory note entered into on 3/31/17 [6]	68,965	34,452
	$697,409	$2,093,745

[1]	The Company entered into a Revenue-based Funding Agreement and received proceeds of $50,000 on December 18, 2015, $25,000 on April 17, 2015, and $25,000 September 1, 2015. The agreement required that beginning September 30, 2015 the Company would pay an amount equal to 2% of its top line revenue generated from the prior month to pay down the loan until such time that the lender had received an amount that was three times the amount advanced. During the three months ending June 30, 2017 the Company agreed to issue 10,000,000 shares of common stock to extinguish $263,641 worth of debt.

[2]	During April 2016, the Company entered into a Royalty Agreement, which was replaced with a Revenue Share Agreement dated June 28, 2016, which was amended in October of 2016. Cash receipts were received of $100,000, $150,000, and $250,000 on April 19, 2016, May 11, 2016, and June 29, 2016, respectively. In accordance with the terms of the final amended agreement the Company is to make payments of $25,000 per month or a 3% royalty for the previous months sales, whichever is greater, beginning February 15, 2017, until the lender has been paid back $600,000. During the three months ending June 30, 2017 the Company paid back $50,000.

[3]	The Company entered into a Purchase and Sale Agreement for Future Receivables with an entity that provides quick access to working capital. On October 6, 2016, the Company received proceeds from this arrangement of $250,000. In accordance with the terms of the arrangement the Company would be required to pay back $345,600 over a 16-month period by making daily ACH payments in the amount of $1,052 per business day. Accordingly, the Company recorded $95,000 as interest expense at inception of the agreement which was the difference between the funds received and the amount that was to be paid back. During the three months ending June 30, 2017 the Company made payments of $67,328 on the debt and recorded $120 for 3 monthly maintenance fees of $40 per month.

[4]	The Company received funds of $1,000,000 on January 11, 2017 and funds of $800,000 on April 10, 2017 as a result of a short-term advance where the lender was anticipating converting such funds into shares of common stock upon the Company’s acquisition by a publicly traded Company. On June 6, 2017, the Company finalized a Conversion Agreement wherein the total of these funds, or $1,800,000, was exchanged for 180,000,000 shares of common stock.

[5]	The Company received funds of $50,000 on March 16, 2017 as a result of a short-term advance. Such advance has no interest rate or due date, thus was shown as due on demand. During the three months ending June 30, 2017 the Company entered into a conversion agreement and issued 5,000,000 shares of common stock in exchange for the $50,000 worth of debt.

[6]	The Company received a short-term advance of $24,965 on March 3, 2017 and entered into a Promissory Note with the lender on March 31, 207 to formalize the lending arrangements for this advance. Per the Promissory Note $50,000 was to be advanced on, or before, April 3, 2017, therefore the Company received $25,000 in proceeds during the three months ended June 30, 2017. The Promissory Note states that the Company is to pay a fixed interest amount of $19,000 and that both principal and interest would be due on September 30, 2017. During the three months ended June 30, 2017 the Company recorded $9,513 as interest expense and no payments were made to reduce this liability.

In addition to the above debt transactions that were outstanding as of June 30, 2017 and March 31, 2017, during the three months ended June 30, 2017 the Company also received proceeds of $50,000 from short term advances and entered into a conversion agreement to issue 5,000,000 shares of stock to extinguish that $50,000 debt.

NOTE 8 – CAPITAL STOCK

During the three months ended June 30, 2017 the Company issued 3,000,000 shares of common stock in exchange for $30,000 of cash proceeds. The Company issued 80,000,000 shares of common stock with a value of $2,256,000 for a 15 year license agreement, therefore $9,477 was recorded as expense in the three months ended June 30, 2017 and $2,246,523 was recorded as a prepaid asset. The Company also issued 234,575,884 shares of its common stock in settlement of debt, wherein accrued liabilities, principal, accrued interest, and derivative liabilities were extinguished in the amounts of $435,892, $2,298,641, $1,696, and $38,557, respectively, and the Company recognized a loss on the settlement of debt in the amount of $3,105,359 in the statement of operations for the three months ended July 31, 2017. In conjunction with the shares issued for the settlement of debt a gain of $413,012 related to the period prior to the reverse acquisition with Wealth Generators, thus is excluded from the statement of operations. In conjunction with the reverse acquisition the Company issued 1,358,670,942 shares of common stock (see Note 5).

As of June 30 and March 31, 2017, the Company had 1,802,136,281 and 125,889,455 shares of common stock issued and 1,802,134,981 shares and 125,888,155 shares of common stock outstanding.

NOTE 9 – STOCK OPTIONS AND WARRANTS

Employee Stock Options

The following table summarizes the changes in employee stock options outstanding and the related prices for the shares of the Company’s common stock issued to employees of the Company under two employee stock option plans.

The nonqualified plan adopted in 2007 is for 65,000 shares of which 47,500 have been granted as of June 30, 2017. The qualified plan adopted in October of 2008 authorizing 125,000 shares was approved by a majority of the Shareholders on September 16, 2009. To date 42,500 shares have been granted under the 2008 plan as of June 30, 2017.

The following table summarizes the changes in options outstanding and the related prices for the shares of the Company’s common stock issued to employees of the Company:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price	Life (years)	Value
Options outstanding at March 31, 2016	37,500	$10.20	3.33	$-
Granted	-	$-
Exercised	-	$-
Canceled / expired	(2,500)	$12.00
Options outstanding at March 31, 2017	35,000	$10.00	2.51	$-
Granted	-	$-
Exercised	-	$-
Canceled / expired	-	$-
Options outstanding at June 30, 2017	35,000	$10.00	2.26	$-
Options exercisable at June 30, 2017	35,000	$10.00	2.26	$-

Stock-based compensation expense in connection with options granted to employees for the three months ended June 30, 2017 and 2016 was $0.

Non-Employee Stock Options

The following table summarizes the changes in options outstanding and the related prices for the shares of the Company’s common stock issued to consultants and non-employees of the Company:

Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price	Life (years)	Value
Options outstanding at March 31, 2016	2,500	$84.00	0.08	$-
Granted	-	$-
Exercised	-	$-
Canceled / expired	(2,500)	$-
Options outstanding at March 31, 2017	-	$-	-	$-
Granted	-	$-
Exercised	-	$-
Canceled / expired	-	$-
Options outstanding at June 30, 2017	-	$-	-	$-
Options exercisable at June 30, 2017	-	$-	-	$-

Warrants

The following table summarizes the warrants outstanding and the related prices for the shares of the Company’s common stock as of June 30, 2017:

	Warrants Outstanding			Warrants Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
Exercise	Number	Contractual	Exercise	Number	Exercise
Price	Outstanding	Life (Years)	Price	Exercisable	Price
$0.50	350,000	0.66	$0.50	350,000	$0.50
$1.50	6,127,497	1.99	$1.50	6,127,497	$1.50
$2.50	12,000	1.05	$2.50	12,000	$2.50
$6.00	45,313	0.58	$6.00	45,313	$6.00
Total	6,534,810	1.87	$1.48	6,534,810	$1.48

Transactions involving the Company’s warrant issuance are summarized as follows:

		Average
	Number of	Price
	Shares	Per Share
Warrants outstanding at March 31, 2016	6,504,810	$1.48
Granted / restated	30,000	$0.50
Canceled	-	$-
Expired	-	$-
Warrants outstanding at March 31, 2017	6,534,810	$1.48
Granted	-	$-
Canceled	-	$-
Expired	-	$-
Warrants outstanding at June 30, 2017	6,534,810	$1.48

NOTE 10 – COMMITMENTS AND CONTINGENCIES

Litigation

In the ordinary course of business, the Company may be or has been involved in legal proceedings from time to time. As of the date these financial statements were available to be issued there have been no material legal proceedings relating to the Company.

The Company had received notice from the New York State Workers Compensation Board that a judgement was filed against them in the amount of $13,000, along with total penalties of $29,034, however, effective July 5, 2017 the Company confirmed a payment in the amount $4,350 would settle the amounts in full. Additionally, the Company’s wholly owned subsidiary, ITT, has received notice from the New York State Workers Compensation Board that a judgement was filed against them in the amount of $22,000, however, effective July 5, 2017 the Company confirmed a payment in the amount $4,620 would settle the amounts in full. As of the date of this filing all settlement amounts have been paid to extinguish the liabilities and resolve the judgements against the Company.

Other agreements

In conjunction with a lending arrangement for $100,000, entered into on May 11, 2015, the Company agreed to issue minimum monthly payments of $4,000 after the loan was paid in full and for the entire duration of the Company. The Company is expensing the $4,000 additional monthly payments as they have been disbursed, subsequent to the payback of the initial funds borrowed, and currently has these monthly payments committed to into perpetuity. During the three months ended June 30, 2017 the Company made three payments under this arrangement for $12,000.

NOTE 11 – SUBSEQUENT EVENTS

Subsequent to June 30, 2017 the Company entered into and closed three Subscription Agreements with three separate accredited investors pursuant to which $150,000 was received in consideration for 15,000,000 shares of common stock. Additionally, on July 20, 2017 the Company received $100,000 from an individual under a one-month promissory note that had a fixed interest amount of $5,000. Under the terms of the promissory note the Company is to pay the lender four weekly payments of $26,250 each.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

On March 31, 2017, the Company entered into a Contribution Agreement with the members of Wealth Generators, LCC, a limited liability company (“Wealth Generators”), pursuant to which the Wealth Generators Members agreed to contribute 100% of the outstanding securities of Wealth Generators in exchange for an aggregate of 1,358,670,942 shares of the common stock of the Company. The closing of the Wealth Generators Contribution occurred after close of business on March 31, 2017, therefore, effective April 1, 2017, Wealth Generators became a wholly owned subsidiary of the Company and the former members of Wealth Generators control the majority of the Company’s outstanding common stock.

On June 6, 2017 the Company entered into an Acquisition Agreement with Market Trend Strategies, LLC ("Market"), a company whose members are also former members of management of the Company. In accordance with the Acquisition Agreement, the Company spun-off its operations that existed prior to the acquisition of Wealth Generators and sold the intangible assets used in the operations of the Company pre-acquisition in exchange for Market assuming $419,139 worth of liabilities that had been on the books pre-merger.

Transition Activities

As a result of the acquisition of Wealth Generators, effective April 1, 2017, the Company was in a state of transition. Certain of the assets pertaining to the former Investview services offered prior to the acquisition have been sold or discontinued. Ryan Smith has been named the Chief Executive Officer replacing Dr. Joseph Louro who resigned on April 6, 2017. Annette Raynor has been named Chief Operating Officer replacing Anthony Lotito who resigned on April 3, 2017. William Kosoff remains Acting Chief Financial Officer but resigned from the Board of Directors on April 16, 2017. Nicholas Maturo and Louis Sagar resigned from the Board of Directors on March 31, 2017. On June 6, 2017 Annette Raynor and Chad Miller were named to the Board of Directors. On April 7, 2017, the Company replaced the auditors Liggett & Webb PA and engaged Haynie and Company as its independent registered public accounting firm for the Company’s fiscal year ended March 31, 2017.

Business Overview

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

Each product subscription includes a core set of tools/research along with the personal finance management suite providing an individual complete access to the information necessary to cultivate and manage their financial situation. Wealth Generators offers four packages available through a monthly subscription that can be cancelled at any time at the discretion of the customer. A unique component of the product marketing plan is the distribution method whereby all subscriptions are sold via current participating customers who choose to distribute and sell the services. The bonus plan participation is purely optional but enables individuals the ability to create an additional income stream to further support their personal financial goals and objectives

Plan of Operations

With the acquisition of Wealth Generators, Investview plans to focus entirely on the expansion and growth of the Wealth Generators product and distribution model. Investview, Inc. also maintains ownership of SAFE Management LLC a registered investment advisory firm in the state of New Jersey which lapsed in reporting. Plans to bring reporting current and re-establishing its registration is being undertaken. All former products offered by Investview are replaced entirely by the Wealth Generators product line.

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

The Company’s plan is to continue to develop the in-place network and is actively pursuing sales initiatives in Germany and Mexico.

Over the past few years, Wealth Generators has intentionally increased expenses to prepare the Company’s platform to handle the steadily increasing subscription memberships.

Investview will still need to address the larger undertaking of language translation and continued international expansion which will require additional funding.

Results of Operations

Three months ended June 30, 2017 compared to three months ended June 30, 2016:

Revenues

The Company recorded revenue for the three months ended June 30, 2017 of $2,977,802, which was an increase of $259,193, or 10%, from the prior period revenue of $2,718,609. This increase was due to increased interest in our new products including FOREX, an increase in international interest, and a maturing distributor base capable of creating retention and additional new members in the current period. Additionally, in the prior period there was a loss of members due to poor strategy performance and general attrition.

Operating Costs and Expenses

The Company recorded operating costs and expenses for the three months ended June 30, 2017 of $3,999,036, which was a decrease of $283,142, or 7%, from the prior period operating costs and expenses of $4,282,178. This could mostly be explained with a $418,488 decrease in commissions expense during the period which was due to the Company having an unusual number of chargebacks applied to the three months ended June 30, 2017, but the Company paying out commissions on the gross revenue amounts prior to taking into account those chargebacks. The decrease in commissions was offset by an increase of $201,434 in the professional fees expense due to costs incurred in the three months ended June 30, 2017 related to the Company’s audit and reverse acquisition that was effective April 1, 2017.

Other Income and Expenses

The Company recorded other income and (expenses) for the three months ended June 30, 2017 of $(3,821,141), which was an increase of $3,787,915, or 11,400%, from the prior period other income and (expenses) of $(33,226). The increase can fully be explained by the loss on debt extinguishment and the loss on spin-off of operations during the three months ended June 30, 2017 versus no such expense in the prior period.

During the three months ended June 30, 2017 the Company issued 234,575,884 shares of its common stock in settlement of debt, wherein accrued liabilities, principal, accrued interest, and derivative liabilities were extinguished in the amounts of $435,892, $2,298,641, $1,696, and $38,557, respectively, and the Company recognized a loss on the settlement of debt in the amount of $3,105,359. Additionally, on June 6, 2017 INVU entered into an Acquisition Agreement with Market Trend Strategies, LLC ("Market"), a company whose members are also former members of management of INVU. In accordance with the Acquisition Agreement, INVU spun-off the operations of INVU that existed prior to the merger with Wealth Generators, LLC and sold the intangible assets used in the operations of INVU pre-merger in exchange for Market assuming $419,139 worth of liabilities that had been on the books pre-merger. Accordingly, the Company recorded a gain on the settlement of debt of $419,139 for the liabilities assumed by Market and wrote off goodwill of $1,118,609 as a loss on spin-off of operations.

Liquidity and Capital Resources

During the three months ended June 30, 2017, the Company incurred a loss of $4,848,836. However, only $932,133 was cash related. This negative cash flow was funded by borrowing from related parties ($316,224), proceeds from new lending arrangements ($875,000), and proceeds from the sale of common stock ($30,000) offset by repayments to related parties ($148,000) and repayments on debt ($126,059). As a result, our cash and cash equivalents increased by $18,582 to $20,198 from the beginning of the fiscal year of $1,616.

The Company's current liabilities exceeded its current assets (working capital deficit) by $788,907 as of June 30, 2017 as compared to $4,247,684 at March 31, 2017. The decrease in the working capital deficit is primarily due to the reduction of debt through the issuance of common stock.

The independent auditor’s report on our March 31, 2017 consolidated financial statements states that the Company's historical losses, accumulated deficit, cash balance, and working capital deficit raise substantial doubts about the Company's ability to continue as a going concern. Historically the Company has relied on increasing revenues and new debt financing to pay for operational expenses and debt as it came due. Going forward the Company plans to reduce obligations with cash flow provided by operations and pursue additional debt and equity financing, however, there can be no assurance that these funds will be available on terms acceptable to the Company, or will be sufficient to enable the Company to fully complete its development activities or sustain operations. Nevertheless, the shortage of working capital adversely affects our ability to develop or participate in activities that promote our business, because a substantial portion of cash flow goes to reduce debt rather than to advance operating activities.

Critical Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations (Regulation S-X) of the Securities and Exchange Commission (the “SEC”) and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the three months ended June 30, 2017 are not necessarily indicative of the operating results that may be expected for the year ended March 31, 2018. These unaudited condensed consolidated financial statements should be read in conjunction with the March 31, 2017 consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K filed with the SEC on July 13, 2017 as well as the Company’s Form 8-K/A filed on June 30, 2017.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Wealth Generators, Investment Tools & Training, LLC ("ITT"), Razor Data Corp ("Razor") and SAFE Management, LLC (“SAFE”). All significant inter-company transactions and balances have been eliminated in consolidation.

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

The majority of the Company’s revenue is generated by subscription sales and payment is received at the time of purchase. The Company recognizes revenue for subscription sales over the subscription period and deferred revenue is recorded for the portion of the subscription period subsequent to each reporting date. Additionally, the Company offers a 10-day trial period to their subscription customers, where a full refund can be requested if a customer does not like the product. Revenues are deferred during the trial period as collectability cannot be reasonably assured until that time has passed. Revenues are presented net of refunds, sales incentives, credits and known and estimated credit card chargebacks.

Off-Balance Sheet Arrangements

The Company does not have any off balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, revenues, and results of operations, liquidity or capital expenditures.

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Changes in Internal Controls

There were no changes in our internal controls over financial reporting during the fiscal quarter ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

In the ordinary course of business, the Company may be or has been involved in legal proceedings from time to time. As of the date these financial statements were available to be issued there have been no material legal proceedings relating to the Company.

The Company had received notice from the New York State Workers Compensation Board that a judgement was filed against them in the amount of $13,000, along with total penalties of $29,034, however, effective July 5, 2017 the Company confirmed a payment in the amount $4,350 would settle the amounts in full. Additionally, the Company’s wholly owned subsidiary, ITT, has received notice from the New York State Workers Compensation Board that a judgement was filed against them in the amount of $22,000, however, effective July 5, 2017 the Company confirmed a payment in the amount $4,620 would settle the amounts in full. As of the date of this filing all settlement amounts have been paid to extinguish the liabilities and resolve the judgements against the Company.

None of our directors, officers, or affiliates is involved in a proceeding adverse to our business or has a material interest adverse to our business.

ITEM 1A – RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and, as such, are not required to provide the information under this item. The material risk factors faced by our company are set forth on our Form 10-K Annual Report for the year ended March 31, 2017 filed with the SEC on July 13, 2017 as well as the Company’s Form 8-K/A filed on June 30, 2017.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On March 31, 2017, the Company entered into a Contribution Agreement with the members of Wealth Generators, LCC, a limited liability company (“Wealth Generators”), pursuant to which the Wealth Generators Members agreed to contribute 100% of the outstanding securities of Wealth Generators in exchange for an aggregate of 1,358,670,942 shares of the common stock of the Company. The closing of the Wealth Generators Contribution occurred after close of business on March 31, 2017, therefore, effective April 1, 2017, Wealth Generators became a wholly owned subsidiary of the Company and the former members of Wealth Generators control the majority of the Company’s outstanding common stock

During the three months ended June 30, 2017, the Company entered into Conversion Agreements with several accredited investors pursuant to which each of the parties agreed to convert all amounts of debt accrued and payable to such person by Wealth Generators into shares of Company common stock. The Conversion Agreements resulted in the conversion of an aggregate of $2,253,641 into 210,000,000 shares of Company common stock.

In addition, the Company entered an agreement with a licensor of various products for a term of 15 years pursuant to which the licensor agreed to waive its rights for future payments in exchange of 80,000,000 shares of common stock of the Company, which may be increased an additional 20,000,000 shares of common stock if the products provides a return in excess of 2% on invested capital for three consecutive months. The additional issuances shall not exceed 40,000,000 shares of common stock.

On April 26, 2017, the Company entered into and closed a Subscription Agreement with an accredited investor pursuant to which the investor invested $30,000 in consideration of 3,000,000 shares of common stock.

For each of the above issuance, CR Capital Holdings LLC (“CR Capital”), which is owned by Chad Miller and Ryan Smith, executive officers and directors of the Company, agreed to provide price protection. At the end of 18 months from the date of such agreement, if the average closing price of the Company’s common stock over the previous 20 trading days (the “Trading Price”) is below $0.02 per share, subject to any adjustments resulting from any recapitalization, reverse split, or similar actions, CR Capital will issue the investor additional shares of common stock until the cumulative value of the shares issued to the shareholder is equal to double the aggregate purchase price of the shares, up to a maximum of 100% of the shares of common stock purchased under this agreement.

On June 6, 2017, the Company and Alpha Pro Asset Management Group, LLC (“Alpha”) entered into an Assignment and Assumption Agreement (the “Assumption Agreement”) whereby debt payable by the Company in the amount of $482,588 was assigned to Alpha in consideration of 24,575,884 shares of common stock of the Company. Market Trend Strategies, LLC (“Market”) subsequently replaced Alpha as party to the Assumption Agreement. On June 6, 2017, Market and the Company entered into an Acquisition Agreement pursuant to which the Company sold certain non-essential assets pertaining to various education products to Market in consideration of Market assuming debt payable by the Company in the amount of $419,135.

The above offers and sales of the securities were made to accredited investors and the Company relied upon the exemptions contained in Section 4(2) of the Securities Act and/or Rule 506 of Regulation D promulgated there under with regards to the sales. No advertising or general solicitation was employed in offerings the securities. The offers and sales were made to accredited investors and transfer of the securities was restricted by the Company in accordance with the requirements of the Securities Act of 1933.

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4 – MINE SAFETY DISCLOSURES

Not Applicable

ITEM 5 – OTHER INFORMATION

As a result of the acquisition of Wealth Generators, effective April 1, 2017, the Company was in a state of transition. Certain of the assets pertaining to the former Investview services offered prior to the acquisition have been sold or discontinued. Ryan Smith has been named the Chief Executive Officer replacing Dr. Joseph Louro who resigned on April 6, 2017. Annette Raynor has been named Chief Operating Officer replacing Anthony Lotito who resigned on April 3, 2017. William Kosoff remains Acting Chief Financial Officer but resigned from the Board of Directors on April 16, 2017. Nicholas Maturo and Louis Sagar resigned from the Board of Directors on March 31, 2017. On June 6, 2017 Annette Raynor and Chad Miller were named to the Board of Directors. On April 7, 2017, the Company replaced the auditors Liggett & Webb PA and engaged Haynie and Company as its independent registered public accounting firm for the Company’s fiscal year ended March 31, 2017.

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

INVESTVIEW, INC

Dated: August 14, 2017	By:	/s/ Ryan Smith
Ryan Smith
Chief Executive Officer
(Principal Executive Officer)

Dated: August 14, 2017	By:	/s/ William C. Kosoff
William C. Kosoff
Acting Chief Financial Officer
(Principal Financial Officer and Accounting Officer)

