Form 10-Q
period 2017-09-30
Investview, Inc.
filed 2017-11-14
CIK 862651

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______________ to _______________

Commission File No. 000-27019

INVESTVIEW, INC.

(Exact name of registrant as specified in its charter)

Nevada	87-0369205
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

12 South 400 West, 3rd floor, Salt Lake City, Utah 84101

(Address of principal executive offices and zip code)

(888) 778-5372

(Registrant’s telephone number, including area code)

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes	☐	No	☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of November 14, 2017, there were 1,920,688,781 shares of common stock, $0.001 par value, outstanding.

INVESTVIEW, INC.

Form 10-Q for the Three and Six Months Ended September 30, 2017

PART I–FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INVESTVIEW, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	March 31,
	2017	2017
	(Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$1,920	$1,616
Prepaid assets	7,295	-
Receivables	268,674	444,610
Short term advances	10,000	10,000
Total current assets	287,889	456,226

Fixed assets, net	9,128	10,235

Other assets:
Long term license agreement	2,208,614	-
Deposits	4,500	6,000
Total other assets	2,213,114	6,000

Total assets	$2,510,131	$472,461

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	$1,434,726	$1,370,972
Deferred revenue	561,504	433,298
Related party payables	694,649	805,895
Debt, current portion	1,065,388	2,093,745
Total current liabilities	3,756,267	4,703,910

Total liabilities	3,756,267	4,703,910

Commitments and contingencies	-	-

STOCKHOLDERS' DEFICIT
Preferred stock, par value: $0.001; 10,000,000 shares authorized, none issued and outstanding as of September 30, 2017 and March 31, 2017	-	-
Common stock, par value $0.001; 2,000,000,000 shares authorized; 1,853,461,281 and 125,889,455 issued and 1,853,459,981 and 125,888,155 outstanding as of September 30, 2017 and March 31, 2017, respectively	1,853,461	125,890
Additional paid in capital	8,004,612	805,637
Treasury stock, 1,300 shares	(8,589)	(8,589)
Accumulated deficit	(11,095,620)	(5,154,387)
Total stockholders' deficit	(1,246,136)	(4,231,449)

Total liabilities and stockholders' deficit	$2,510,131	$472,461

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

INVESTVIEW, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
	2017	2016	2017	2016

Revenue, net	$3,615,305	$4,313,779	$6,593,107	$7,032,388

Operating costs and expenses:
Cost of sales and service	123,010	163,617	317,296	482,991
Commissions	2,958,173	2,641,874	5,438,565	5,540,754
Selling and marketing	119,218	209,703	268,596	344,692
Salary and related	419,347	495,012	856,493	1,010,967
Professional fees	425,197	191,347	825,026	389,741
Selling, general and administrative	494,383	438,351	832,388	653,805
Total operating costs and expenses	4,539,328	4,139,903	8,538,364	8,422,950

Net income (loss) from operations	(924,023)	173,875	(1,945,257)	(1,390,562)

Other income (expense):
Loss on debt extinguishment	(81,035)	-	(2,767,422)	-
Loss on spin-off of operations	-	-	(1,118,609)	-
Interest expense - related parties	-	(67,155)	(3,000)	(100,395)
Interest expense	(81,136)	-	(91,903)	-
Other income (expense)	676	7	(1,702)	21
Total other income (expense)	(161,495)	(67,148)	(3,982,636)	(100,374)

Income (loss) before income taxes	(1,085,518)	106,728	(5,927,893)	(1,490,936)

Income tax expense	(6,879)	(120)	(13,340)	(120)

Net income (loss)	$(1,092,397)	$106,608	$(5,941,233)	$(1,491,056)

Income (loss) per common share, basic and diluted	$(0.00)	$0.00	$(0.00)	$(0.01)

Weighted average number of common shares outstanding, basic and diluted	1,822,478,129	125,888,155	1,581,200,506	125,888,155

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

INVESTVIEW INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Six Months Ended September 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(5,941,233)	$(1,491,056)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation	1,107	1,138
Stock issued for services and license agreement	47,591	-
Debt issuance costs - related party	-	100,395
Loss on spin-off of operations	1,118,609	-
Loss on debt settlement	2,767,422	-
Changes in operating assets and liabilities:
Receivables	325,936	(399,592)
Deposits	1,500	(1,500)
Accounts payable and accrued liabilities	(112,847)	1,204,172
Deferred revenue	122,399	463,533
Accrued interest	76,602	-
Accrued interest - related parties	3,000	-
Net cash used in operating activities	(1,589,914)	(122,910)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash received in reverse acquisition	3,550	-
Net cash provided by investing activities	3,550	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from related parties	368,253	210,000
Repayments for related party payables	(392,500)	(495,373)
Proceeds from debt	1,675,000	500,000
Repayments for debt	(556,085)	(55,999)
Proceeds from the sale of stock	492,000	25,000
Dividends paid	-	(130,792)
Net cash provided by financing activities	1,586,668	52,836

Net increase (decrease) in cash and cash equivalents	304	(70,074)
Cash and cash equivalents-beginning of period	1,616	70,298
Cash and cash equivalents-end of period	$1,920	$224

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$78,000	$96,645
Income taxes	$13,340	$120
Non cash financing activities:
Common stock issued for reverse acquisition	$662,048	$-
Common stock issued in settlement of debt	$2,322,606	$-
Common stock issued for prepaid services and long term license agreement	$2,215,909	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

INVESTVIEW INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2017

(Unaudited)

NOTE 1–ORGANIZATION AND NATURE OF BUSINESS

Organization

InvestView, Inc. was incorporated on August 10, 2005, under the laws of the state of Nevada as Voxpath Holding, Inc. We were known as TheRetirementSolution.Com, Inc. and Global Investor Services, Inc., before changing our name to InvestView, Inc., on March 27, 2012.

On March 31, 2017, we entered into a Contribution Agreement with the members of Wealth Generators, LLC, a limited liability company (“Wealth Generators”), pursuant to which the Wealth Generators members agreed to contribute 100% of the outstanding securities of Wealth Generators in exchange for an aggregate of 1,358,670,942 shares of our common stock. The closing of the Contribution Agreement was effective April 1, 2017, and Wealth Generators became our wholly owned subsidiary and the former members of Wealth Generators became our stockholders and control the majority of our outstanding common stock (see Note 5).

On June 6, 2017, we entered into an Acquisition Agreement with Market Trend Strategies, LLC, a company whose members are also former members of our management. Under the Acquisition Agreement, we spun-off our operations that existed prior to the merger with Wealth Generators and sold the intangible assets used in those pre-merger operations in exchange for Market Trend Strategies’ assumption of $419,139 in pre-merger liabilities.

Nature of Business

Through our wholly owned subsidiary, Wealth Generators, we provide research, education, and investment tools designed to assist the self-directed investor in successfully navigating the financial markets. These services include research, trade alerts, and live trading rooms that include instruction in equities, options, FOREX, ETFs, binary options, and crowdfunding sector education. In addition to trading tools and research, we also offer full education and software applications to assist the individual in debt reduction, increased savings, budgeting, and proper tax management. Each product subscription includes a core set of trading tools/research along with the personal finance management suite enabling an individual complete access to the information necessary to cultivate and manage his or her financial situation. Four packages are available through a monthly subscription that can be cancelled at any time at the discretion of the customer. A unique component of the product marketing plan is the distribution method whereby all subscriptions are sold via current participating customers who choose to distribute and sell the services by participating in the bonus plan. The bonus plan participation is purely optional but enables individuals to create an additional income stream to further support their personal financial goals and objectives.

NOTE 2–SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations (Regulation S-X) of the Securities and Exchange Commission (the “SEC”) and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the three and six months ended September 30, 2017, are not necessarily indicative of the operating results that may be expected for the year ending March 31, 2018. These unaudited condensed consolidated financial statements should be read in conjunction with the March 31, 2017, consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended March 31, 2017, as well as our Form 8-K/A filed on June 30, 2017.

Principles of Consolidation

The consolidated financial statements include the accounts of InvestView, Inc., and our wholly owned subsidiaries, Wealth Generators, LLC, Investment Tools & Training, LLC, Razor Data Corp., and SAFE Management, LLC. All significant, intercompany transactions and balances have been eliminated in consolidation.

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

Revenue Recognition

For revenue from product sales and services, we recognize revenue in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”), subtopic 605-10, Revenue Recognition (“ASC 605-10”), which requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the selling price is fixed and determinable; and (4) collectability is reasonably assured.

The majority of our revenue is generated by subscription sales and payment is received at the time of purchase. We recognize revenue for subscription sales over the subscription period and deferred revenue is recorded for the portion of the subscription period subsequent to each reporting date. Additionally, we offer a 10-day trial period to subscription customers, during which a full refund can be requested if a customer does not like the product. Revenues are deferred during the trial period as collectability cannot be reasonably assured until that time has passed. Revenues are presented net of refunds, sales incentives, credits, and known and estimated credit card chargebacks.

Long-Lived Assets – License Agreement

The Company accounts for its long-term license agreement in accordance with ASC subtopic 350-30 General Intangibles Other Than Goodwill and ASC subtopic 360-10-05, Accounting for the Impairment or Disposal of Long-Lived Assets.  ASC subtopic 350-30 requires assets to be measured based on the fair value of the consideration given or the fair value of the assets (or net assets) acquired, whichever is more clearly evident and, thus, more reliably measurable. Further, ASC subtopic 350-30 requires an intangible asset to be amortized over its useful life.

ASC subtopic 360-10-05 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the historical cost carrying value of an asset may no longer be appropriate.  The Company assesses recoverability of the carrying value of an asset by estimating the future net cash flows expected to result from the asset, including eventual disposition.  If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset’s carrying value and fair value or disposable value.

Fair Value of Financial Instruments

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date, based on our principal or, in the absence of a principal, most advantageous market for the specific asset or liability.

GAAP provides for a three-level hierarchy of inputs to valuation techniques used to measure fair value, defined as follows:

Level 1:	Inputs that are quoted prices (unadjusted) for identical assets or liabilities in active markets that the entity can access.

Level 2:	Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the asset or liability, including:
–	Quoted prices for similar assets or liabilities in active markets
–	Quoted prices for identical or similar assets or liabilities in markets that are not active
–	Inputs other than quoted prices that are observable for the asset or liability
–	Inputs that are derived principally from or corroborated by observable market data by correlation or other means

Level 3:	Inputs that are unobservable and reflect the Company’s own assumptions about the assumptions market participants would use in pricing the asset or liability based on the best information available in the circumstances (e.g., internally derived assumptions surrounding the timing and amount of expected cash flows).

Our financial instruments consist of cash, accounts receivable, and accounts payable. We have determined that the book value of our outstanding financial instruments as of September 30, 2017 (unaudited) and March 31, 2017, approximates the fair value due to their short-term nature.

Net Loss per Share

We follow ASC subtopic 260-10, Earnings Per Share (“ASC 260-10”) specifying the computation, presentation, and disclosure requirements of earnings per share information. Basic loss per share has been calculated based upon the weighted average number of common shares outstanding. Convertible debt, stock options, and warrants have been excluded as common stock equivalents in the diluted loss per share because their effect is anti-dilutive on the computation.

Potentially dilutive securities excluded from the computation of basic and diluted net loss per share are as follows:

	September 30, 2017	September 30, 2016
Convertible notes payable	-	26,677,398
Options to purchase common stock	35,000	40,000
Warrants to purchase common stock	6,534,810	6,534,810
Totals	6,569,810	33,252,208

NOTE 3–RECENT ACCOUNTING PRONOUNCEMENTS

In May 2014, the FASB issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606). ASU 2014-09 creates a new topic in the ASC Topic 606 and establishes a new control-based revenue recognition model, changes the basis for deciding when revenue is recognized over time or at a point in time, provides new and more detailed guidance on specific topics, and expands and improves disclosures about revenue. In addition, ASU 2014-09 adds a new subtopic to the Codification, ASC 340-40, Other Assets and Deferred Costs: Contracts with Customers, to provide guidance on costs related to obtaining a contract with a customer and costs incurred in fulfilling a contract with a customer that are not in the scope of another ASC topic. The guidance in ASU 2014-09 is effective for public entities for annual reporting periods beginning after December 15, 2017, including interim periods therein. Management is in the process of assessing the impact of ASU 2014-09 on our financial statements.

NOTE 4–GOING CONCERN AND LIQUIDITY

Our financial statements are prepared using generally accepted accounting principles applicable to a going concern that contemplates the realization of assets and liquidation of liabilities in the normal course of business. We have incurred significant recurring losses, which have resulted in an accumulated deficit of $11,095,620, net loss of $5,941,233, and net cash used in operations of $1,589,914 for the six months ended September 30, 2017. Additionally, as of September 30, 2017, we had cash of $1,920 and a working capital deficit of $3,468,378. These factors raise substantial doubt about our ability to continue as a going concern.

Historically we have relied on increasing revenues and new debt financing to pay for operational expenses and debt as it came due. During the six months ended September 30, 2017, we raised $368,253 in cash proceeds from related parties, $1,675,000 in cash proceeds from new lending arrangements, and $492,000 from the sale of common stock. Additionally, during the six months ended September 30, 2017, we have exchanged $2,322,606 worth of debt into shares of common stock. Going forward we plan to reduce obligations with cash flow provided by operations and pursue additional debt and equity financing, however, we cannot assure that funds will be available on terms acceptable us, or if available, will be sufficient to enable us to fully complete our development activities or sustain operations. Nevertheless, the shortage of working capital adversely affects our ability to develop or participate in activities that promote our business, because a substantial portion of cash flow goes to reduce debt rather than to advance operating activities.

Accordingly, the accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate our continuation as a going concern and the realization of assets and satisfaction of liabilities in the normal course of business. The carrying amounts of assets and liabilities presented in the financial statements do not necessarily purport to represent realizable or settlement values. The financial statements do not include any adjustment that might result from the outcome of this uncertainty.

NOTE 5–REVERSE ACQUISITION

Effective April 1, 2017, we entered into a Contribution Agreement with Wealth Generators, pursuant to which the Wealth Generators members agreed to contribute 100% of the outstanding securities of Wealth Generators in exchange for an aggregate of 1,358,670,942 shares of our common stock. Following the closing, Wealth Generators became our wholly owned subsidiary and the Wealth Generators members became our stockholders and control the majority of our outstanding common stock.

The transaction was accounted for as a reverse acquisition using the acquisition method of accounting in accordance with the FASB (ASC 805). Wealth Generators is the acquirer solely for financial accounting purposes. The following table summarizes the purchase accounting for the fair value of the assets acquired and liabilities assumed at the date of the reverse acquisition:

Cash	$3,550
Receivables	150,000
Total assets acquired	153,550

Accounts payable and accrued liabilities	456,599
Due to former management	127,199
Debt	26,314
Total liabilities assumed [1]	610,112

Net liabilities assumed	456,562

Consideration [2]	662,047

Goodwill	$1,118,609

[1]	In conjunction with the reverse acquisition, we entered into an assignment and assumption agreement wherein we issued 24,914,348 shares of our common stock to Alpha Pro Asset Management Group, LLC (“Alpha Pro”), an entity affiliated with the prior members of management, in exchange for Alpha Pro’s assumption of $482,588 in liabilities. Accordingly, the shares issued for debt were accounted for the moment before the reverse acquisition, and the $482,588 in liabilities have been excluded from the total liabilities assumed shown here.

[2]	The fair value of the consideration effectively transferred was measured based on the fair value of 150,465,339 shares that were outstanding immediately before the transaction. Using the closing market price of $0.0044 per share on March 31, 2017, consideration was valued at $662,047.

The table below represents the pro forma revenue and net loss for the six months ended September 30, 2017 and 2016, assuming the reverse acquisition had occurred on April 1, 2016, pursuant to ASC 805-10-50. This pro forma information does not purport to represent what the actual results of our operations would have been had the reverse acquisition occurred on this date nor does it purport to predict the results of operations for future periods:

	Six Months Ended September 30,
	2017	2016
Revenues [1]	$6,593,107	$7,962,445
Net Loss [1]	$(5,941,233)	$(1,127,830)
Loss per common share [1]	$(0.00)	$(0.01)

[1]	On June 6, 2017, we entered into an Acquisition Agreement with Market Trend Strategies, LLC, a company whose members are also former members of our management. Under the Acquisition Agreement, we spun-off our operations that existed prior to the merger with Wealth Generators and sold the intangible assets used in those pre-merger operations in exchange for Market Trend Strategies assumption of $419,139 in pre-merger liabilities.

As a result of the Acquisition Agreement with Market Trend Strategies, we wrote off goodwill of $1,118,609 and recorded a gain on the settlement of debt of $419,139 representing the assumed liabilities.

NOTE 6–RELATED-PARTY TRANSACTIONS

Our related-party payables consisted of the following:

	September 30, 2017	March 31, 2017
Short-term advances [1]	$268,754	$100,000
Revenue-based Funding Agreement entered into on 11/8/15 [2]	-	180,000
Short-term Promissory Note entered into on 9/13/16, in default [3]	150,000	150,000
Promissory Note entered into on 11/15/16 [4]	895	895
Promissory Note entered into on 3/15/17 [5]	275,000	375,000
	$694,649	$805,895

[1]	We periodically receive advances for operating funds from our current majority shareholders (former members of Wealth Generators prior to the reverse acquisition) and other related parties , including entities that are owned, controlled, or influenced by our owners or management. These advances are due on demand, generally have no interest or fees associated with them, and are unsecured. During the six months ending September 30, 2017, we received $368,254 in cash proceeds from advances and repaid related parties $199,500.

[2]	On November 16, 2015, then a majority member of Wealth Generators (pre-reverse acquisition) and currently a majority shareholder advanced funds of $150,000 under a Revenue-based Funding Agreement, which required that beginning December 30, 2015, we would pay an amount equal to 2% of our top-line revenue generated from the prior month to pay down the loan until the lender had received $450,000. During the six months ending September 30, 2017, we agreed to issue 10,000,000 shares of common stock to extinguish $90,000 in debt and to pay $15,000 per month for six months, for a total of $90,000, under a Conversion Agreement. We repaid $90,000 in cash during the six months ending September 30, 2017.

[3]	A member of the senior management team has continuously advanced funds of $150,000 at various times, beginning on September 14, 2016, under short-term promissory notes. All of the notes carry the same terms, have a fixed interest payment of $7,500, and are generally due in less than four weeks. Under this arrangement, during the six months ended September 30, 2017, we incurred $3,000 of loan fees and repaid $3,000.

[4]	We entered into a Promissory Note for $94,788 with a company owned by immediate family members of two members of our executive management team. Funds were advanced to us on November 16 and December 16, 2016 in the amounts of $78,750 and $16,038, respectively. The Promissory Note has a 12-month term, an annual interest rate of 8%, and no prepayment penalty. During the year ending March 31, 2017, we incurred $895 in interest expense on the note and repaid the entire principal balance of $94,788.

[5]	A company that was a majority member of Wealth Generators (pre-reverse acquisition) and is currently a majority shareholder entered into a Promissory Note in the amount of $300,000, advancing funds on March 17, 2017. The note has a fixed interest amount of $75,000 and matured on September 16, 2017, but has been extended through November 16, 2017. Payments of $100,000 were made on this arrangement during the six months ending September 30, 2017.

NOTE 7–DEBT

Our debt consisted of the following:

	September 30, 2017	March 31, 2017
Revenue based funding arrangement entered into on 8/31/15 [1]	$-	$263,641
Revenue share agreement entered into on 6/28/16 [2]	400,000	525,000
Purchase and sale agreement for future receivables entered into on 9/30/16 [3]	87,288	220,652
Short-term advance received on 1/11/17 [4]	-	1,000,000
Short-term advance received on 3/16/17 [5]	-	50,000
Promissory note entered into on 3/31/17 [6]	-	34,452
Promissory note entered into on 8/15/17 [7]	300,000	-
Promissory note entered into on 8/24/17 [8]	26,250	-
Promissory note entered into on 9/15/17 [9]	251,850	-
	$1,065,388	$2,093,745

[1]	We entered into a Revenue-based Funding Agreement and received proceeds of $50,000 on December 18, 2015, $25,000 on April 17, 2015, and $25,000 September 1, 2015. The agreement required that beginning September 30, 2015, we would pay an amount equal to 2% of our top-line revenue generated from the prior month to pay down the loan until the lender had received an amount that was three times the amount advanced. During the six months ending September 30, 2017, we agreed to issue 10,000,000 shares of common stock to extinguish $263,641 in debt.

[2]	During April 2016, we entered into a Royalty Agreement, which was replaced with a Revenue Share Agreement dated June 28, 2016, which was amended in October of 2016. Cash receipts were received of $100,000, $150,000, and $250,000 on April 19, May 11, and June 29, 2016, respectively. In accordance with the terms of the final amended agreement, we are required to make payments of $25,000 per month or a 3% royalty for the previous months sales, whichever is greater, beginning February 15, 2017, until the lender has been repaid $600,000. During the six months ending September 30, 2017, we repaid $125,000.

[3]	We entered into a Purchase and Sale Agreement for future receivables with an entity that provides quick access to working capital. On October 6, 2016, we received proceeds from this arrangement of $250,000. In accordance with the terms of the agreement, we are required to repay $345,600 over a 16-month period by making ACH payments in the amount of $1,052 per business day. Accordingly, we recorded $95,000 as interest expense at inception of the agreement, which was the difference between the funds received and the amount that was to be repaid. During the six months ending September 30, 2017, we paid $133,604 on the debt and recorded $240 for six monthly maintenance fees of $40 per month.

[4]	We received funds of $1,000,000 on January 11, 2017, and funds of $800,000 on April 10, 2017, as a result of a short-term advances in which the lender was anticipating converting such funds into shares of common stock upon our acquisition by a publicly traded company. On June 6, 2017, we formalized a Conversion Agreement wherein the total of these funds, or $1,800,000, was exchanged for 180,000,000 shares of our common stock.

[5]	We received funds of $50,000 on March 16, 2017, as a result of a short-term advance. Such advance has no interest rate or due date, thus was shown as due on demand. During the six months ending September 30, 2017,we entered into a Conversion Agreement and issued 5,000,000 shares of common stock in exchange for the $50,000 in debt.

[6]	We received a short-term advance of $24,965 on March 3, 2017, and entered into a Promissory Note with the lender on March 31, 2017, to formalize the lending arrangements for this advance. Per the Promissory Note, $50,000 was to be advanced on or before April 3, 2017, therefore, we received $25,000 in proceeds during the six months ended September 30, 2017. The Promissory Note provides for a fixed interest amount of $19,000 and matures on September 30, 2017. During the six months ended September 30, 2017, we recorded $9,513 as interest expense. On September 10, 2017, we agreed to issue 5,000,000 shares of common stock in exchange for the full $68,965 in debt.

[7]	We received proceeds of $250,000 under a Promissory Note entered into on August 14, 2017, with a maturity date of December 31, 2017. The Promissory Note requires us to pay a fixed interest amount of $25,000 if we choose to pay the note in full by October 31, 2017, or to pay a fixed interest amount of $50,000 if the note is paid in full by its maturity date. During the six months ended September 30, 2017, we recorded $50,000 as interest expense because we did not repay the loan in full prior to October 31, 2017.

[8]	We received proceeds of $100,000 under a Promissory Note entered into on August 24, 2017, with a maturity date of October 6, 2017. The note states a fixed interest amount of $5,000, which was recorded in the six months ended September 30, 2017, along with payments of $78,750.

[9]	We received proceeds of $250,000 under a Promissory Note entered into on September 15, 2017, with a maturity date of October 5, 2017. The Promissory Note states that if the note is not paid in full by the maturity date, interest will accrue at the rate of 18% per annum, with interest commencing on the date of execution of the note and continuing until the note is paid in full. We have not made any payments on this note and, therefore, consider it due on demand. During the six months ended September 30, 2017, $1,850 was recorded as interest expense on the note.

In addition to the above debt transactions that were outstanding as of September 30, 2017 and March 31, 2017, during the six months ended September 30, 2017, we also received proceeds of $50,000 from short-term advances and $200,000 from short-term notes. During the six months ended September 30, 2017, we recorded interest expense of $10,000 for fixed interest amounts due on the notes, entered into a Conversion Agreement to issue 5,000,000 shares of stock to extinguish the short-term advance of $50,000, and made total cash payments of $210,000 to extinguish the interest and principal amounts due on the notes.

NOTE 8–CAPITAL STOCK

During the six months ended September 30, 2017, we issued 49,200,000 shares of common stock for $492,000. We issued 125,000 shares of common stock with a value of $7,500 for a 1-year consulting agreement and we issued 80,000,000 shares of common stock with a value of $2,256,000 for a 15-year license agreement; therefore, $47,591 was recorded as expense in the six months ended September 30, 2017, $7,295 was recorded as a prepaid asset, and $2,208,614 was recorded as an other asset. We also issued 239,575,884 shares of our common stock in settlement of debt, wherein accrued liabilities, principal, accrued interest, and derivative liabilities were extinguished in the amounts of $435,892, $2,348,606, $20,696, and $38,557, respectively, and we recognized a loss on the settlement of debt in the amount of $3,186,394 in the statement of operations for the six months ended September 30, 2017. In conjunction with the shares issued for the settlement of debt, a gain of $413,012 related to the period prior to the reverse acquisition with Wealth Generators was excluded from the statement of operations. In conjunction with the reverse acquisition, we issued 1,358,670,942 shares of common stock (see Note 5).

As of September 30 and March 31, 2017, we had 1,853,461,281 and 125,889,455 shares of common stock issued and 1,853,459,981 and 125,888,155 shares of common stock outstanding, respectively.

NOTE 9–STOCK OPTIONS AND WARRANTS

Employee Stock Options

The following table summarizes the changes in employee stock options outstanding and the related prices for the shares of our common stock issued to employees under two employee stock option plans.

The nonqualified plan adopted in 2007 authorizes 65,000 shares, of which 47,500 have been granted as of September 30, 2017. The qualified plan adopted in October of 2008 authorizes 125,000 shares and was approved by a majority of our shareholders on September 16, 2009. To date, 42,500 shares have been granted under the 2008 plan as of September 30, 2017.

The following table summarizes the changes in options outstanding and the related prices for the shares of the Company’s common stock issued to employees of the Company:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price	Life (years)	Value
Options outstanding at March 31, 2016	37,500	$10.20	3.33	$-
Granted	-	$-
Exercised	-	$-
Canceled / expired	(2,500)	$12.00
Options outstanding at March 31, 2017	35,000	$10.00	2.51	$-
Granted	-	$-
Exercised	-	$-
Canceled / expired	-	$-
Options outstanding at September 30, 2017	35,000	$10.00	2.01	$-
Options exercisable at September 30, 2017	35,000	$10.00	2.01	$-

Stock-based compensation expense in connection with options granted to employees for the three and six months ended September 30, 2017 and 2016 was $0.

Non-Employee Stock Options

The following table summarizes the changes in options outstanding and the related prices for the shares of the Company’s common stock issued to consultants and non-employees of the Company:

Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price	Life (years)	Value
Options outstanding at March 31, 2016	2,500	$84.00	0.08	$-
Granted	-	$-
Exercised	-	$-
Canceled / expired	(2,500)	$-
Options outstanding at March 31, 2017	-	$-	-	$-
Granted	-	$-
Exercised	-	$-
Canceled / expired	-	$-
Options outstanding at September 30, 2017	-	$-	-	$-
Options exercisable at September 30, 2017	-	$-	-	$-

Warrants

The following table summarizes the warrants outstanding and the related prices for the shares of the Company’s common stock as of September 30, 2017:

	Warrants Outstanding			Warrants Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
Exercise	Number	Contractual	Exercise	Number	Exercise
Price	Outstanding	Life (Years)	Price	Exercisable	Price
$0.50	350,000	0.41	$0.50	350,000	$0.50
$1.50	6,127,497	1.74	$1.50	6,127,497	$1.50
$2.50	12,000	0.80	$2.50	12,000	$2.50
$6.00	45,313	0.33	$6.00	45,313	$6.00
Total	6,534,810	1.63	$1.48	6,534,810	$1.48

Transactions involving the Company’s warrant issuance are summarized as follows:

		Average
	Number of	Price
	Shares	Per Share
Warrants outstanding at March 31, 2016	6,504,810	$1.48
Granted / restated	30,000	$0.50
Canceled	-	$-
Expired	-	$-
Warrants outstanding at March 31, 2017	6,534,810	$1.48
Granted	-	$-
Canceled	-	$-
Expired	-	$-
Warrants outstanding at September 30, 2017	6,534,810	$1.48

NOTE 10–COMMITMENTS AND CONTINGENCIES

Litigation

In the ordinary course of business, we may be or have been involved in legal proceedings from time to time. As of the date these financial statements were available to be issued, there are no material legal proceedings or filings against us.

Other Agreements

In conjunction with a lending arrangement for $100,000, entered into on May 11, 2015, we agreed to issue minimum monthly payments of $4,000 after the loan was paid in full and for the entire duration of the Company. We are expensing the $4,000 monthly payments as they are disbursed, subsequent to the payback of the initial funds borrowed, and we are currently committed to these monthly payments in perpetuity. During the six months ended September 30, 2017, we made six payments under this arrangement for $24,000.

NOTE 11–SUBSEQUENT EVENTS

Subsequent to September 30, 2017, we entered into 11 Subscription Agreements with 11 separate accredited investors, pursuant to which we received $1,722,275 for 172,227,500 shares of common stock. As of the date of this filing, 105,000,000 of those shares had not yet been issued.

On November 14, 2017, members of our board of directors and founders, together owning more than 50% of the outstanding shares, entered into a majority consent to increase our authorized shares of common stock from 2,000,000,000 to 10,000,000,000. This cannot become effective until 20 days after we provide the required written notice to our shareholders.

On October 10, 2017, we entered into compensation agreements with Ryan Smith, our Chief Executive Officer; Annette Raynor, our Chief Operations Officer and Corporate Secretary; and Chad Miller, our Chief Visionary Officer. Each of the agreements provides for an annual salary of $225,000 and includes termination payments of three times the executive’s annual salary if the executive is terminated without cause and one year of salary if the executive is terminated for cause.

On October 11, 2017, we entered into a revenue agreement with our four founders, including Ryan Smith, Annette Raynor, and Chad Miller. Under the terms of that agreement, each of the founders is entitled to receive a payment of three quarters of one percent (0.75%) of our gross revenues, calculated and paid on a monthly basis, as consideration for founding the Company. The right to receive these payments is permanent and irrevocable and is not connected with any employment agreements.

On October 10, 2017, we entered into a compensation agreement with Mario Romano, our Director of Finance and Investor Relations. The agreement provides for an annual salary of $225,000 and includes termination payments of three times Mr. Romano’s annual salary if he is terminated without cause and one year of salary if he is terminated for cause.

On October 20, 2017, we entered into a Contribution and Exchange Agreement with HODO-mania, a Texas corporation. Under the terms of the agreement, we acquired the exclusive use of the RYZE.ai algorithm currently marketed by Wealth Generators as the Multiplier, the option to add certain travel services to its product lineup, and HODO-mania’s member database. Upon the successful transfer of the assets, we will issue $50,000 of our common stock to HODO-mania, calculated using the closing sales price on that date. The agreement also includes earn-out provisions that could result in the issuance of up to 200,000,000 shares of our common stock if certain milestones are met.

In accordance with ASC 855, Subsequent Events, we have evaluated subsequent events through the date of this filing and have determined that there are no additional subsequent events that require disclosure.

ITEM 2–MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

The following discussion should be read in conjunction with our consolidated financial statements and notes to our financial statements included elsewhere in this report. This discussion contains forward-looking statements that involve risks and uncertainties. When the words “believe,” “expect,” “plan,” “project,” “estimate,” and similar expressions are used, they identify forward-looking statements. These forward-looking statements are based on management’s current beliefs and assumptions, and information currently available to management, and involve known and unknown risks, uncertainties, and other factors that may cause the actual results, performance, or achievements of the Company to be materially different from any future results, performance, or achievements expressed or implied by these forward-looking statements. Information concerning factors that could cause our actual results to differ materially from these forward-looking statements can be found in our periodic reports filed with the Securities and Exchange Commission. We undertake no obligation to publicly release revisions to these forward-looking statements to reflect future events or circumstances or reflect the occurrence of unanticipated events.

Business Overview

Through our wholly owned subsidiary Wealth Generators, we provide education and technology designed to assist individuals in navigating the financial markets. Our services include research, newsletter alerts, and live education rooms that provide instruction on the subjects of equities, options, FOREX, ETFs, binary options, and crowdfunding. In addition, to tools and research, we offer education and technology applications to assist individuals in debt reduction, increased savings, budgeting, and proper tax expense management.

Each product subscription includes a core set of tools/research, along with the personal finance management suite, to provide an individual complete access to the information necessary to cultivate and manage his or her financial situation. Four packages are available through a monthly subscription that can be cancelled at any time at the discretion of the customer. A unique component of the product marketing plan is the distribution method whereby all subscriptions are sold via current participating customers who choose to distribute and sell the services. The bonus plan participation is purely optional, but enables individuals to create an additional income stream to further support their personal financial goals and objectives

Plan of Operations

With the acquisition of Wealth Generators, we plan to focus entirely on the expansion and growth of the Wealth Generators product and distribution model. We also maintain ownership of SAFE Management LLC, a registered investment advisory firm in the state of New Jersey, which lapsed in reporting. Plans to bring SAFE Management’s reporting current and reestablish its registration are being undertaken. All former products offered by us were replaced entirely by the Wealth Generators product line.

Our target market is comprised of individuals who seek to learn how to improve their financial condition. They have an interest and desire to learn how to reduce debt, increase savings, and budget and allocate their financial resources to create additional income, both active and passive.

Our marketing strategy for subscription-based offerings is unique in that it deploys a network marketing distribution method through which current members may optionally choose to participate in the our bonus plan and sell our subscriptions to others.

Customer acquisition is realized through word of mouth marketing by those customers who actively distribute the product through home meetings, in person presentations, one-on-one interactions, and large seminars organized and delivered by the distributors in conjunction with us.

Our plan is to continue to develop the in-place network. We anticipate significant growth initiatives in Germany and Mexico, with additional markets in the Philippines, Costa Rica, and Turkey in development.

Over the past few years, our subsidiary Wealth Generators has intentionally increased expenses to prepare the platform to handle the steadily increasing subscription membership. Going forward, management believes the current state will support this growth without a significant increase in expenses, other than customer support and the bonus plan, which rises commensurate with revenues. Our investments in our technology platform, personnel, and executive management provide us with the ability to handle over four times our current volume.

We will still need to address the larger undertaking of language translation and continued international expansion, which will require additional funding.

Transition Activities

On March 31, 2017, we entered into a Contribution Agreement with the members of Wealth Generators, pursuant to which the Wealth Generators members agreed to contribute 100% of the outstanding securities of Wealth Generators in exchange for an aggregate of 1,358,670,942 shares of our common stock. The closing of the Contribution Agreement was effective April 1, 2017, and Wealth Generators became our wholly owned subsidiary and the former members of Wealth Generators became our stockholders and control the majority of our outstanding common stock.

As a result of the acquisition of Wealth Generators, effective April 1, 2017, our operations were in a state of transition. Certain of the assets pertaining to services offered prior to the acquisition have been sold or discontinued. Ryan Smith has been named the Chief Executive Officer, replacing Dr. Joseph Louro, who resigned on April 6, 2017. Annette Raynor has been named Chief Operating Officer, replacing Anthony Lotito, who resigned on April 3, 2017. William Kosoff remains Acting Chief Financial Officer but resigned from the Board of Directors on April 16, 2017. Nicholas Maturo and Louis Sagar resigned from the Board of Directors on March 31, 2017. On June 6, 2017 Annette Raynor and Chad Miller were named to the Board of Directors. On April 7, 2017, we replaced the auditors Liggett & Webb PA and engaged Haynie and Company as our independent registered public accounting firm for the fiscal year ended March 31, 2017.

On June 6, 2017, we entered into an Acquisition Agreement with Market Trend Strategies, LLC, a company whose members are also former members of our management. Under the Acquisition Agreement, we spun-off our operations that existed before the merger with Wealth Generators and sold the intangible assets used in those pre-merger operations in exchange for Market Trend Strategies’ assumption of $419,139 in pre-merger liabilities.

Results of Operations

Three Months Ended September 30, 2017 Compared to Three Months Ended September 30, 2016

Revenues

We recorded revenue of $3,615,305 for the three months ended September 30, 2017, which was a decrease of $698,474, or 16%, from the prior period revenue of $4,313,779. This decrease was due to general attrition and a decrease in the number of subscribers in the current period as compared to the prior period.

Operating Costs and Expenses

We recorded operating costs and expenses of $4,539,328 for the three months ended September 30, 2017, which was an increase of $399,425, or 10%, from the prior period’s operating costs and expenses of $4,139,903. This change is principally a result of a $316,299 increase in commissions expense due to an unusual number of chargebacks applied to the three months ended September 30, 2017, and our failure to take the chargebacks into account before paying commissions on the gross revenue amounts. There was also an increase of $233,850 in the professional fees expense due to costs incurred in the three months ended September 30, 2017, but related to our audit and reverse acquisition that was effective April 1, 2017. These increases were offset by a $90,485 decrease in selling and marketing costs and a $75,665 decrease in salary and related costs.

Other Income and Expenses

We recorded other expenses of $161,495 for the three months ended September 30, 2017, which was an increase of $94,347, or 141%, from the prior period other expenses of $67,148. The increase is principally due to the loss on debt extinguishment during the three months ended September 30, 2017, as compared to no such expense in the prior period. During the three months ended September 30, 2017, we issued 5 million shares of stock with a market value of $150,000 to extinguish $68,965 in debt, and we recognized a loss on the settlement of debt in the amount of $81,035 in our statement of operations.

Six Months Ended September 30, 2017 Compared to Six Months Ended September 30, 2016:

Revenues

We recorded revenue of $6,593,107 for the six months ended September 30, 2017, which was a decrease of $439,281, or 6%, from the prior period revenue of $7,032,388. This decrease was due to general attrition and a decrease in the number of subscribers in the current period compared to the prior period.

Operating Costs and Expenses

We recorded operating costs and expenses of $8,538,364 for the six months ended September 30, 2017, which was an increase of $115,414, or 1%, from the prior period’s operating costs and expenses of $8,422,950. This is the result of increased professional fees expense due to costs incurred in the six months ended September 30, 2017, related to our audit and reverse acquisition that was effective April 1, 2017.

Other Income and Expenses

We recorded other expenses of $3,982,636 for the six months ended September 30, 2017, which was an increase of $3,882,262, or 3868%, from the prior period other expenses of $100,374. The increase is due to the loss on debt extinguishment and the loss on spin-off of operations during the six months ended September 30, 2017, as compared to no such expense in the prior period.

During the six months ended September 30, 2017, we issued 239,575,884 shares of our common stock in settlement of debt, wherein accrued liabilities, principal, accrued interest, and derivative liabilities were extinguished in the amounts of $435,892, $2,348,606, $20,696, and $38,557, respectively, and we recognized a loss on the settlement of debt in the amount of $3,186,394 in the statement of operations.

Additionally, as noted above, on June 6, 2017, under an Acquisition Agreement with Market Trend Strategies, , we spun-off the operations that existed prior to the merger with Wealth Generators, LLC and sold the intangible assets used in those pre-merger operations in exchange for Market Trend assuming $419,139 in liabilities that had been on the books pre-merger. Accordingly, we recorded a gain on the settlement of debt of $419,139 for the liabilities assumed by Market Trend and wrote off goodwill of $1,118,609 as a loss on spin-off of operations.

Liquidity and Capital Resources

During the six months ended September 30, 2017, we incurred a loss of $5,941,233. However, only $1,589,914 was cash related. This negative cash flow was funded by borrowing $368,253 from related parties, proceeds of $1,675,000 from new lending arrangements, and proceeds of $492,000 from the sale of common stock, offset by repayments of $392,500 to related parties and $556,085 on debt. As a result, our cash and cash equivalents increased by $304 to $1,920, from $1,616 at the beginning of the fiscal year.

Our current liabilities exceeded our current assets (working capital deficit) by $3,468,378 as of September 30, 2017, as compared to $4,247,684 at March 31, 2017. The decrease in the working capital deficit is primarily due to the reduction of debt through the issuance of common stock.

Going Concern

These interim unaudited financial statements have been prepared on the going concern basis, which assumes that adequate sources of financing will be obtained as required and that our assets will be realized and liabilities settled in the ordinary course of business. Accordingly, the interim unaudited financial statements do not include any adjustments related to the recoverability of assets and classification of assets and liabilities that might be necessary should we not be unable to continue as a going concern.

Our March 31, 2017 consolidated financial statements states that our historical losses, accumulated deficit, cash balance, and working capital deficit raise substantial doubts about our ability to continue as a going concern. Historically we have relied on increasing revenues and new debt financing to pay for operational expenses and debt as it came due. Going forward, we plan to reduce obligations with cash flow provided by operations and pursue additional debt and equity financing, however, we cannot assure that funds will be available on terms acceptable to us, or will be sufficient to enable us to fully complete our development activities or sustain operations. Nevertheless, the shortage of working capital adversely affects our ability to develop or participate in activities that promote our business, because a substantial portion of cash flow goes to reduce debt rather than to advance operating activities.

Critical Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations (Regulation S-X) of the Securities and Exchange Commission (the “SEC”) and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the six months ended September 30, 2017, are not necessarily indicative of the operating results that may be expected for the year ending March 31, 2018. These unaudited condensed consolidated financial statements should be read in conjunction with the March 31, 2017, consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended March 31, 2017, as well as our Form 8-K/A filed on June 30, 2017.

Principles of Consolidation

The consolidated financial statements include the accounts of InvestView, Inc., and our wholly owned subsidiaries, Wealth Generators, LLC, Investment Tools & Training, LLC, Razor Data Corp., and SAFE Management, LLC. All significant, intercompany transactions and balances have been eliminated in consolidation.

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

Revenue Recognition

For revenue from product sales and services, we recognize revenue in accordance with ASC 605-10, Revenue Recognition, which requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the selling price is fixed and determinable; and (4) collectability is reasonably assured.

The majority of our revenue is generated by subscription sales and payment is received at the time of purchase. We recognize revenue for subscription sales over the subscription period and deferred revenue is recorded for the portion of the subscription period subsequent to each reporting date. Additionally, we offer a 10-day trial period to our subscription customers, during which a full refund can be requested if a customer does not like the product. Revenues are deferred during the trial period as collectability cannot be reasonably assured until that time has passed. Revenues are presented net of refunds, sales incentives, credits, and known and estimated credit card chargebacks.

Recently Issued Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606). ASU 2014-09 creates a new topic in the ASC Topic 606 and establishes a new control-based revenue recognition model, changes the basis for deciding when revenue is recognized over time or at a point in time, provides new and more detailed guidance on specific topics, and expands and improves disclosures about revenue. In addition, ASU 2014-09 adds a new Subtopic to the Codification, ASC 340-40, Other Assets and Deferred Costs: Contracts with Customers, to provide guidance on costs related to obtaining a contract with a customer and costs incurred in fulfilling a contract with a customer that are not in the scope of another ASC Topic. The guidance in ASU 2014-09 is effective for public entities for annual reporting periods beginning after December 15, 2017, including interim periods therein. Management is in the process of assessing the impact of ASU 2014-09 on the Company’s financial statements.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, revenues, and results of operations, liquidity, or capital expenditures.

ITEM 3–QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and, as such, are not required to provide the information under this item.

ITEM 4–CONTROLS AND PROCEDURES

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

Changes in Internal Controls

There were no changes in our internal controls over financial reporting during the fiscal quarter ended September 30, 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II–OTHER INFORMATION

ITEM 2–UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On September 20, 2017 we issued 125,000 shares of common stock with a value of $7,500 in conjunction with a one-year consulting agreement. These shares were issued as a result of an arms-length negotiation directly with the recipient in reliance on the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended for transactions not involving any public offering. No advertising or general solicitation was employed in offering the securities. No underwriter participated in the offer and sale of these securities, and no commission was paid or given directly or indirectly in connection therewith in order to comply with the requirements of Item 7.01 of item SK.

ITEM 5–OTHER EVENTS

On November 14, 2017, members of our board of directors and founders entered into a majority written consent to increase our authorized shares of common stock from 2,000,000,000 to 10,000,000,000. This cannot become effective until 20 days after we provide the required notice to our shareholders. The written consent was signed by two entities and two individuals owning 971,944,710, or approximately 50.6%, of our then-outstanding 1,920,688,781 shares of common stock.

ITEM 6–EXHIBITS

The following exhibits are filed as a part of this report:

Exhibit Number*	Title of Document	Location

Item 10	Material Contracts
10.24	Founder Employment Agreement between InvestView, Inc., and Ryan Smith, entered October 10, 2017	Incorporated by reference from current report on Form 8-K filed October 13, 2017

10.25	Founder Employment Agreement between InvestView, Inc., and Annette Raynor, entered October 10, 2017	Incorporated by reference from current report on Form 8-K filed October 13, 2017

10.26	Founder Employment Agreement between InvestView, Inc., and Chad Miller, entered October 10, 2017	Incorporated by reference from current report on Form 8-K filed October 13, 2017

10.27	Founder Employment Agreement between InvestView, Inc., and Mario Romano, entered October 10, 2017	Incorporated by reference from current report on Form 8-K filed October 13, 2017

10.28	Founder Revenue Agreement among InvestView, Inc., and Chad Miller, Annette Raynor, Mario Romano, and Ryan Smith	Incorporated by reference from current report on Form 8-K filed October 13, 2017

Exhibit Number*	Title of Document	Location

Item 31	Rule 13a-14(a)/15d-14(a) Certifications
31.01	Certification of Principal Executive Officer Pursuant to Rule 13a-14	This filing.

31.02	Certification of Principal Financial Officer Pursuant to Rule 13a-14	This filing.

Item 32	Section 1350 Certifications
32.01	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	This filing.

32.02	Certification of Acting Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	This filing.

Item 101**	Interactive Data File
101.INS	XBRL Instance Document	This filing.

101.SCH	XBRL Taxonomy Extension Schema	This filing.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase	This filing.

101.DEF	XBRL Taxonomy Extension Definition Linkbase	This filing.

101.LAB	XBRL Taxonomy Extension Label Linkbase	This filing.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase	This filing.

*	All exhibits are numbered with the number preceding the decimal indicating the applicable SEC reference number in Item 601 and the number following the decimal indicating the sequence of the particular document. Omitted numbers in the sequence refer to documents previously filed as an exhibit.
**	Users of this data are advised that, pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or Annual Report for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Exchange Act of 1934 and otherwise are not subject to liability.

SIGNATURE PAGE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

INVESTVIEW, INC.

Dated: November 14, 2017	By:	/s/ Ryan Smith
Ryan Smith
Chief Executive Officer
(Principal Executive Officer)

Dated: November 14, 2017	By:	/s/ William C. Kosoff
William C. Kosoff
Acting Chief Financial Officer
(Principal Financial Officer and Accounting Officer)

