Form 10-Q
period 2017-12-31
Investview, Inc.
filed 2018-02-14
CIK 862651

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2017

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of February 14, 2018, there were 2,163,995,618 shares of common stock, $0.001 par value, outstanding.

1

INVESTVIEW, INC.

Form 10-Q for the Three and Nine Months Ended December 31, 2017

PART I–FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INVESTVIEW, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31,	March 31,
	2017	2017
	(Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$150,172	$1,616
Prepaid assets	5,404	-
Receivables	265,213	444,610
Short term advances	10,000	10,000
Short term advances - related party	24,994	-
Other current assets	496,176	-
Total current assets	951,959	456,226

Fixed assets, net	8,525	10,235

Other assets:
Long term license agreement, net	2,170,705	-
Deposits	4,500	6,000
Total other assets	2,175,205	6,000

Total assets	$3,135,689	$472,461

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued liabilities	$1,716,668	$1,370,972
Deferred revenue	599,087	433,298
Related party payables	219,025	805,895
Debt, current portion	349,033	2,093,745
Total current liabilities	2,883,813	4,703,910

Total liabilities	2,883,813	4,703,910

Commitments and contingencies	-	-

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred stock, par value: $0.001; 10,000,000 shares authorized, none issued and outstanding as of December 31, 2017 and March 31, 2017	-	-
Common stock, par value $0.001; 5,000,000,000 shares authorized; 2,148,995,618 and 125,889,455 issued and 2,148,994,318 and 125,888,155 outstanding as of December 31, 2017 and March 31, 2017, respectively	2,148,996	125,890
Additional paid in capital	16,349,911	805,637
Treasury stock, 1,300 shares	(8,589)	(8,589)
Accumulated deficit	(18,238,442)	(5,154,387)
Total stockholders' equity (deficit)	251,876	(4,231,449)

Total liabilities and stockholders' equity (deficit)	$3,135,689	$472,461

The accompanying notes are an integral part of these condensed consolidated financial statements

INVESTVIEW, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2017	2016	2017	2016

Revenue:
Subscription revenue, net of refunds, incentives, credits, and chargebacks	$3,395,892	$3,180,569	$9,988,999	$10,212,957
Cryptocurrency mining service revenue, net of amounts paid to supplier	540,006	-	540,006	-
Total revenue, net	3,935,898	3,180,569	10,529,005	10,212,957

Operating costs and expenses:
Cost of sales and service	6,207,839	179,145	6,525,135	662,136
Commissions	2,941,242	1,881,461	8,379,807	7,422,215
Selling and marketing	55,906	50,076	324,502	394,768
Salary and related	449,779	371,913	1,306,272	1,382,880
Professional fees	1,144,239	197,913	1,969,265	587,654
Selling, general and administrative	522,474	334,546	1,354,862	988,351
Total operating costs and expenses	11,321,479	3,015,053	19,859,843	11,438,003

Net income (loss) from operations	(7,385,581)	165,516	(9,330,838)	(1,225,046)

Other income (expense):
Loss on debt extinguishment	-	-	(2,767,422)	-
Loss on spin-off of operations	-	-	(1,118,609)	-
Realized and unrealized gain on cryptocurrency	264,486	-	264,486	-
Interest expense - related parties	(12,500)	(42,145)	(30,500)	(142,540)
Interest expense	(1,710)	(95,720)	(78,613)	(95,720)
Other income (expense)	219	(11,679)	(1,483)	(11,658)
Total other income (expense)	250,495	(149,545)	(3,732,141)	(249,919)

Income (loss) before income taxes	(7,135,086)	15,971	(13,062,979)	(1,474,965)

Income tax expense	(7,736)	(95)	(21,076)	(215)

Net income (loss)	$(7,142,822)	$15,876	$(13,084,055)	$(1,475,180)

Income (loss) per common share, basic and diluted	$(0.00)	$0.00	$(0.01)	$(0.04)

Weighted average number of common shares outstanding, basic and diluted	2,074,489,983	48,159,976	1,828,597,169	32,921,458

The accompanying notes are an integral part of these condensed consolidated financial statements

INVESTVIEW INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended December 31,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(13,084,055)	$(1,475,180)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation	1,710	1,710
Stock issued for services and license agreement	6,788,449	-
Debt issuance costs - related party	-	135,040
Loss on spin-off of operations	1,118,609	-
Loss on debt settlement	2,767,422	-
Realized and unrealized gain on cryptocurrency	(264,486)	-
Changes in operating assets and liabilities:
Receivables	329,397	(298,469)
Prepaid assets	-	(1,000)
Deposits	1,500	(1,500)
Short term advances from related parties	(24,994)	-
Other current assets	(231,690)	-
Accounts payable and accrued liabilities	(80,907)	1,059,387
Deferred revenue	159,982	(38,308)
Accrued interest	76,722	95,720
Accrued interest - related parties	30,500	-
Net cash used in operating activities	(2,411,841)	(522,600)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash received in reverse acquisition	3,550	-
Net cash provided by investing activities	3,550	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from related parties	473,380	835,788
Repayments for related party payables	(1,000,750)	(829,375)
Proceeds from debt	1,675,000	750,000
Repayments for debt	(1,272,559)	(147,388)
Proceeds from the sale of stock	2,696,776	25,000
Payments for offering cost	(15,000)	-
Dividends paid	-	(180,587)
Net cash provided by financing activities	2,556,847	453,438

Net increase (decrease) in cash and cash equivalents	148,556	(69,162)
Cash and cash equivalents-beginning of period	1,616	70,298
Cash and cash equivalents-end of period	$150,172	$1,136

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$117,500	$96,645
Income taxes	$21,076	$215
Non cash investing and financing activities:
Common stock issued for reverse acquisition	$662,048	$-
Common Stock issued in settlement of related party payables	$90,000	$-
Common stock issued in settlement of debt	$2,232,606	$-
Common stock issued for prepaid services and long term license agreement	$2,176,109	$-
Cancellation of Shares	$250	$-
Liability for offering cost	$250,000	$-
Shares issued for offering cost	$4,274	$-

The accompanying notes are an integral part of these condensed consolidated financial statements

INVESTVIEW INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2017

(Unaudited)

NOTE 1–ORGANIZATION AND NATURE OF BUSINESS

Organization

Investview, Inc. was incorporated on April 20, 2005, under the laws of the state of Nevada as Uintah Mountain Copper Company. Thereafter, we merged with a Utah corporation with the same name. On June 1, 2006, we changed our name to Voxpath Holding, Inc. Effective September 18, 2006, we merged with, and changed our name to, TheRetirementSolution.Com, Inc. On September 22, 2008, we merged with, and changed our name to, Global Investor Services, Inc. On March 26, 2012, we merged with, and changed our name to, InvestView, Inc. In connection with that merger, we reverse-split our outstanding common stock 200-to-one.

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

Nature of Business

Through our wholly owned subsidiary, Wealth Generators, we provide research, education, and investment tools designed to assist the self-directed investor in successfully navigating the financial markets. These services include research, trade alerts, and live trading rooms that include instruction in equities, options, FOREX, ETFs, binary options, crowdfunding and cryptocurrency mining services and sector education. In addition to trading tools and research, we also offer full education and software applications to assist the individual in debt reduction, increased savings, budgeting, and proper tax management. Each product subscription includes a core set of trading tools/research along with the personal finance management suite to provide an individual with complete access to the information necessary to cultivate and manage his or her financial situation. Four packages are available through a monthly subscription that can be cancelled at any time at the discretion of the customer. A unique component of the product marketing plan is the distribution method whereby all subscriptions are sold via current participating customers who choose to distribute and sell the services by participating in the bonus plan. The bonus plan participation is purely optional but enables individuals to create an additional income stream to further support their personal financial goals and objectives.

NOTE 2–SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations (Regulation S-X) of the Securities and Exchange Commission (the “SEC”) and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the three and nine months ended December 31, 2017, are not necessarily indicative of the operating results that may be expected for the year ending March 31, 2018. These unaudited condensed consolidated financial statements should be read in conjunction with the March 31, 2017 consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended March 31, 2017, as well as our Form 8-K/A filed on June 30, 2017.

Principles of Consolidation

The consolidated financial statements include the accounts of Investview, Inc., and our wholly owned subsidiaries, Wealth Generators, LLC, Investment Tools & Training, LLC, Razor Data Corp., and SAFE Management, LLC. All significant intercompany transactions and balances have been eliminated in consolidation.

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

We generate revenue from the sale of cryptocurrency mining services to our customers through our arrangement with a third-party supplier. We report net revenue retained at the time of purchase which represents our fees earned as an agent.

Revenue generated for the nine months ended December 31, 2017 and 2016, is as follows:

	December 31, 2017			December 31, 2016
	Subscription Revenue	Cryptocurrency Mining Revenue	Total	Subscription Revenue	Cryptocurrency Mining Revenue	Total
Gross billings	$10,371,884	$1,336,895	$11,708,779	$10,671,699	$-	$10,671,699
Refunds, incentives, credits, and chargebacks	(382,885)	-	(382,885)	(458,742)	-	(458,742)
Amounts paid to supplier	-	(796,889)	(796,889)	-	-	-
Net revenue	$9,988,999	$540,006	$10,529,005	$10,212,957	$-	$10,212,957

Revenue generated for the three months ended December 31, 2017 and 2016 is as follows:

	December 31, 2017			December 31, 2016
	Subscription Revenue	Cryptocurrency Mining Revenue	Total	Subscription Revenue	Cryptocurrency Mining Revenue	Total
Gross billings	$3,660,708	$1,336,895	$4,997,603	$3,595,997	$-	$3,595,997
Refunds, incentives, credits, and chargebacks	(264,816)	-	(264,816)	(415,428)	-	(415,428)
Amounts paid to supplier	-	(796,889)	(796,889)	-	-	-
Net revenue	$3,395,892	$540,006	$3,935,898	$3,180,569	$-	$3,180,569

Cryptocurrencies

We hold cryptocurrency-denominated assets (“cryptocurrencies”) and include them in our consolidated balance sheet as other current assets. We record cryptocurrencies at fair market value and recognize the change in the fair value of our cryptocurrencies as an unrealized gain or loss in the consolidated statement of operations combined with our realized gains or losses on cryptocurrency transactions. As of December 31, 2017 and March 31, 2017 the fair value of our cryptocurrencies was $496,176 and $0, respectively. During the three and nine months ending December 31, 2017 we recorded $264,486 as a total realized and unrealized gain on cryptocurrency. We recorded no gain or loss on cryptocurrencies during the three and nine months ended December 31, 2016.

Long-Lived Assets – License Agreement

We account for our long-term license agreement in accordance with ASC Subtopic 350-30, General Intangibles Other Than Goodwill, and ASC Subtopic 360-10-05, Accounting for the Impairment or Disposal of Long-Lived Assets. ASC Subtopic 350-30 requires assets to be measured based on the fair value of the consideration given or the fair value of the assets (or net assets) acquired, whichever is more clearly evident and, thus, more reliably measurable. Further, ASC Subtopic 350-30 requires an intangible asset to be amortized over its useful life.

ASC Subtopic 360-10-05 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the historical cost carrying value of an asset may no longer be appropriate. We assess recoverability of the carrying value of an asset by estimating the future net cash flows expected to result from the asset, including eventual disposition. If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset’s carrying value and fair value or disposable value.

Fair Value of Financial Instruments

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date, based on our principal or, in the absence of a principal, most advantageous market for the specific asset or liability.

U.S. generally accepted accounting principles provide for a three-level hierarchy of inputs to valuation techniques used to measure fair value, defined as follows:

Level 1:	Inputs that are quoted prices (unadjusted) for identical assets or liabilities in active markets that the entity can access.

Level 2:	Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the asset or liability, including:

–	quoted prices for similar assets or liabilities in active markets;
–	quoted prices for identical or similar assets or liabilities in markets that are not active;
–	inputs other than quoted prices that are observable for the asset or liability; and
–	inputs that are derived principally from or corroborated by observable market data by correlation or other means.

Level 3:	Inputs that are unobservable and reflect management’s own assumptions about the inputs market participants would use in pricing the asset or liability based on the best information available in the circumstances (e.g., internally derived assumptions surrounding the timing and amount of expected cash flows).

Our financial instruments consist of cash, accounts receivable, and accounts payable. We have determined that the book value of our outstanding financial instruments as of December 31, 2017 and March 31, 2017, approximates the fair value due to their short-term nature.

Items recorded or measured at fair value on a recurring basis in the accompanying consolidated financial statements consisted of the following items as of December 31, 2017:

	Level 1	Level 2	Level 3	Total
Cryptocurrencies	$496,176	$-	$-	$496,176
Total Assets	$496,176	$-	$-	$496,176

Total Liabilities	$-	$-	$-	$-

Items recorded or measured at fair value on a recurring basis in the accompanying consolidated financial statements consisted of the following items as of March 31, 2017:

	Level 1	Level 2	Level 3	Total

Total Assets	$-	$-	$-	$-

Total Liabilities	$-	$-	$-	$-

Net Income (Loss) per Share

We follow ASC subtopic 260-10, Earnings per Share (“ASC 260-10”), which specifies the computation, presentation, and disclosure requirements of earnings per share information. Basic loss per share has been calculated based upon the weighted average number of common shares outstanding. Convertible debt, stock options, and warrants have been excluded as common stock equivalents in the diluted loss per share because their effect is anti-dilutive on the computation.

Potentially dilutive securities excluded from the computation of basic and diluted net loss per share are as follows:

	December 31, 2017	December 31, 2016
Convertible notes payable	-	26,677,398
Options to purchase common stock	35,000	40,000
Warrants to purchase common stock	6,522,310	6,534,810
Totals	6,557,310	33,252,208

NOTE 3–RECENT ACCOUNTING PRONOUNCEMENTS

In May 2014, the FASB issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606). ASU 2014-09 creates a new topic in the ASC Topic 606 and establishes a new control-based revenue recognition model, changes the basis for deciding when revenue is recognized over time or at a point in time, provides new and more detailed guidance on specific topics, and expands and improves disclosures about revenue. In addition, ASU 2014-09 adds a new subtopic to the Codification, ASC Subtopic 340-40, Other Assets and Deferred Costs: Contracts with Customers, to provide guidance on costs related to obtaining a contract with a customer and costs incurred in fulfilling a contract with a customer that are not in the scope of another ASC topic. The guidance in ASU 2014-09 is effective for public entities for annual reporting periods beginning after December 15, 2017, including interim periods therein. Management is in the process of assessing the impact of ASU 2014-09 on our financial statements.

NOTE 4–GOING CONCERN AND LIQUIDITY

Our financial statements are prepared using generally accepted accounting principles applicable to a going concern that contemplates the realization of assets and liquidation of liabilities in the normal course of business. We have incurred significant recurring losses, which have resulted in an accumulated deficit of $18,238,442 as of December 31, 2017, along with a net loss of $13,084,055 and net cash used in operations of $2,411,841 for the nine months ended December 31, 2017. Additionally, as of December 31, 2017, we had cash of $150,172 and a working capital deficit of $1,931,854. These factors raise substantial doubt about our ability to continue as a going concern.

Historically we have relied on increasing revenues and new debt financing to pay for operational expenses and debt as it came due. During the nine months ended December 31, 2017, we raised $473,380 in cash proceeds from related parties, $1,675,000 in cash proceeds from new lending arrangements, and $2,696,776 from the sale of common stock. Additionally, during the nine months ended December 31, 2017, we exchanged $2,322,606 worth of debt into shares of common stock. Going forward we plan to reduce obligations with cash flow provided by operations and pursue additional debt and equity financing; however, we cannot assure that funds will be available on terms acceptable to us, or if available, will be sufficient to enable us to fully complete our development activities or sustain operations. Nevertheless, the shortage of working capital adversely affects our ability to develop or participate in activities that promote our business, because a substantial portion of cash flow goes to reduce debt rather than to advance operating activities.

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

The transaction was accounted for as a reverse acquisition using the acquisition method of accounting in accordance with the FASB (ASC Topic 805). Wealth Generators is the acquirer solely for financial accounting purposes. The following table summarizes the purchase accounting for the fair value of the assets acquired and liabilities assumed at the date of the reverse acquisition:

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

The table below represents the pro forma revenue and net loss for the nine months ended December 31, 2017 and 2016, assuming the reverse acquisition had occurred on April 1, 2016, pursuant to ASC Subtopic 805-10-50. This pro forma information does not purport to represent what the actual results of our operations would have been had the reverse acquisition occurred on this date nor does it purport to predict the results of operations for future periods:

	Nine Months Ended December 31,
	2017	2016
Revenues [1]	$10,529,005	$10,212,957
Net Loss [1]	$(13,084,055)	$(2,200,626)
Loss per common share [1]	$(0.01)	$(0.07)

[1]	On June 6, 2017, we entered into an Acquisition Agreement with Market Trend Strategies, LLC, a company whose members are also former members of our management. Under the Acquisition Agreement, we spun-off our operations that existed prior to the merger with Wealth Generators and sold the intangible assets used in those pre-merger operations in exchange for Market Trend Strategies’ assumption of $419,139 in pre-merger liabilities.

As a result of the Acquisition Agreement with Market Trend Strategies, we wrote off goodwill of $1,118,609 and recorded a gain on the settlement of debt of $419,139 representing the assumed liabilities.

NOTE 6–RELATED-PARTY TRANSACTIONS

Our related-party payables consisted of the following:

	December 31, 2017	March 31, 2017
Short-term advances [1]	$65,130	$100,000
Revenue-based Funding Agreement entered into on 11/8/15 [2]	-	180,000
Short-term Promissory Note entered into on 9/13/16 [3]	153,000	150,000
Promissory Note entered into on 11/15/16 [4]	895	895
Promissory Note entered into on 3/15/17 [5]	-	375,000
	$219,025	$805,895

[1]	We periodically receive advances for operating funds from our current majority shareholders (former members of Wealth Generators prior to the reverse acquisition) and other related parties, including entities that are owned, controlled, or influenced by our owners or management. These advances are due on demand, generally have no interest or fees associated with them, and are unsecured. During the nine months ended December 31, 2017, we received $473,380 in cash proceeds from advances and repaid related parties $508,250.

[2]	On November 16, 2015, then a majority member of Wealth Generators (pre-reverse acquisition) and currently a majority shareholder advanced funds of $150,000 under a Revenue-based Funding Agreement, which required that beginning December 30, 2015, we would pay an amount equal to 2% of our top-line revenue generated from the prior month to reduce the loan until the lender had received $450,000. During the nine months ended December 31, 2017, we agreed to issue 10,000,000 shares of common stock to extinguish $90,000 in debt and to pay $15,000 per month for six months, for a total of $90,000, under a Conversion Agreement. We repaid $90,000 in cash during the nine months ended December 31, 2017.

[3]	A member of the senior management team has continuously advanced funds of $150,000 at various times, beginning on September 14, 2016, under short-term Promissory Notes. All of the notes carry the same terms, have a fixed interest payment of $7,500, and are generally due in less than four weeks. Under this arrangement, during the nine months ended December 31, 2017, we incurred $18,000 of loan fees and repaid $15,000. Subsequent to December 31, 2017, we modified the Promissory Note then outstanding such that the debt would be repaid in three equal installments of $53,000, where $50,000 would be applied towards principal and $3,000 would be applied towards interest. Payments are to be made in January, February, and March of 2018.

[4]	We entered into a Promissory Note for $94,788 with a company owned by immediate family members of two members of our executive management team. Funds were advanced to us on November 16 and December 16, 2016, in the amounts of $78,750 and $16,038, respectively. The Promissory Note has a 12-month term, an annual interest rate of 8%, and no prepayment penalty. During the year ended March 31, 2017, we incurred $895 in interest expense on the note and repaid the entire principal balance of $94,788.

[5]	A company that was a majority member of Wealth Generators (pre-reverse acquisition) and is currently a majority shareholder entered into a Promissory Note in the amount of $300,000, advancing funds on March 17, 2017. The note has a fixed interest amount of $75,000 and matured on September 16, 2017, but was extended initially through November 16, 2017, and then extended a second time through December 31, 2017. An additional $12,500 in interest was incurred for the second extension and payments of $387,500 were made on this arrangement during the nine months ended December 31, 2017.

NOTE 7–DEBT

Our debt consisted of the following:

	December 31, 2017	March 31, 2017
Revenue based funding arrangement entered into on 8/31/15 [1]	$-	$263,641
Revenue share agreement entered into on 6/28/16 [2]	325,000	525,000
Purchase and sale agreement for future receivables entered into on 9/30/16 [3]	22,184	220,652
Short-term advance received on 1/11/17 [4]	-	1,000,000
Short-term advance received on 3/16/17 [5]	-	50,000
Promissory note entered into on 3/31/17 [6]	-	34,452
	$349,033	$2,093,745

[1]	We entered into a Revenue-based Funding Agreement and received proceeds of $50,000 on December 18, 2015, $25,000 on April 17, 2015, and $25,000 September 1, 2015. The agreement required that beginning September 30, 2015, we would pay an amount equal to 2% of our top-line revenue generated from the prior month to reduce the loan until the lender had received an amount that was three times the amount advanced. During the nine months ended December 31, 2017, we agreed to issue 10,000,000 shares of common stock to extinguish $263,641 in debt.

[2]	During April 2016, we entered into a Royalty Agreement, which was replaced with a Revenue Share Agreement dated June 28, 2016, which was amended in October of 2016. Cash receipts were received of $100,000, $150,000, and $250,000 on April 19, May 11, and June 29, 2016, respectively. In accordance with the terms of the final amended agreement, we are required to make payments of $25,000 per month or a 3% royalty for the previous month’s sales, whichever is greater, beginning February 15, 2017, until the lender has been repaid $600,000. During the nine months ended December 31, 2017, we repaid $200,000.

[3]	We entered into a Purchase and Sale Agreement for future receivables with an entity that provides quick access to working capital. On October 6, 2016, we received proceeds from this arrangement of $250,000. In accordance with the terms of the agreement, we are required to repay $345,600 over a 16-month period by making ACH payments in the amount of $1,052 per business day. Accordingly, we recorded $95,000 as interest expense at inception of the agreement, which was the difference between the funds received and the amount that was to be repaid. During the nine months ended December 31, 2017, we paid $198,828 on the debt and recorded $360 for nine monthly maintenance fees of $40 per month.

[4]	We received funds of $1,000,000 on January 11, 2017, and funds of $800,000 on April 10, 2017, as a result of short-term advances in which the lender was anticipating converting such funds into shares of common stock upon our acquisition by a publicly traded company. On June 6, 2017, we formalized a Conversion Agreement wherein the total of these funds, or $1,800,000, was exchanged for 180,000,000 shares of our common stock.

[5]	We received funds of $50,000 on March 16, 2017, as a result of a short-term advance. Such advance has no interest rate or due date, thus was shown as due on demand. During the nine months ended December 31, 2017, we entered into a Conversion Agreement and issued 5,000,000 shares of common stock in exchange for the $50,000 in debt.

[6]	We received a short-term advance of $24,965 on March 3, 2017, and entered into a Promissory Note with the lender on March 31, 2017, to formalize the lending arrangements for this advance. Per the Promissory Note, $50,000 was to be advanced on or before April 3, 2017, therefore, we received $25,000 in proceeds during the nine months ended December 31, 2017. The Promissory Note provides for a fixed interest amount of $19,000 and matures on December 31, 2017. During the nine months ended December 31, 2017, we recorded $9,513 as interest expense. On September 10, 2017, we agreed to issue 5,000,000 shares of common stock in exchange for the full $68,965 in debt.

In addition to the above debt transactions that were outstanding as of December 31, 2017 and March 31, 2017, during the nine months ended December 31, 2017, we also received proceeds of $50,000 from short-term advances and $550,000 from short-term notes. During the nine months ended December 31, 2017, we recorded interest expense of $65,000 for fixed interest amounts due on the notes, entered into a Conversion Agreement to issue 5,000,000 shares of stock to extinguish the short-term advance of $50,000, and made total cash payments of $315,000 to extinguish the interest and principal amounts due on the notes. Also during the nine months ended December 31, 2017, we settled $250,000 of note principal and $50,000 of interest in exchange for a distributor position and subscription, therefore, the debt was written off to revenue.

NOTE 8–CAPITAL STOCK

During the nine months ended December 31, 2017, we issued 247,127,500 shares of common stock for net proceeds of $2,696,775. We issued 125,000 shares of common stock with a value of $7,500 for a one-year consulting agreement, 80,000,000 shares of common stock with a value of $2,256,000 for a 15-year license agreement, and 93,583,333 shares of common stock with a value of $6,701,058 for consulting and service agreements; therefore, $6,788,450 was recorded as expense, $5,404 was recorded as a prepaid asset, and $2,170,705 was recorded as an other asset in the nine months ended December 31, 2017. We also issued 239,575,884 shares of our common stock in settlement of debt, wherein accrued liabilities, principal, accrued interest, and derivative liabilities were extinguished in the amounts of $435,892, $2,348,606, $20,696, and $38,557, respectively, and we recognized a loss on the settlement of debt in the amount of $3,186,394 in the statement of operations for the nine months ended December 31, 2017. In conjunction with the shares issued for the settlement of debt, a gain of $413,012 related to the period prior to the reverse acquisition with Wealth Generators was excluded from the statement of operations. As a result of the reverse acquisition, we issued 1,358,670,942 shares of common stock (see Note 5). During the nine months ended December 31, 2017, we entered into an equity distribution agreement that provides for cash advances up to $5,000,000 in exchange for shares of our common stock, to be fulfilled at our request. Pursuant to that agreement, we issued 4,273,504 shares of common stock as a commitment fee, recorded a liability of $250,000 for future commitment fees to be paid, and paid cash of $15,000 for due diligence costs. As a result, common stock increased $4,274 and additional paid in capital decreased by $269,274 to offset any proceeds from future equity transactions resulting from the agreement.

As of December 31 and March 31, 2017, we had 2,148,995,618 and 125,889,455 shares of common stock issued and 2,148,994,318 and 125,888,155 shares of common stock outstanding, respectively.

NOTE 9–STOCK OPTIONS AND WARRANTS

Employee Stock Options

The nonqualified plan adopted in 2007 authorizes 65,000 shares, of which 47,500 have been granted as of December 31, 2017. The qualified plan adopted in October of 2008 authorizes 125,000 shares and was approved by a majority of our shareholders on September 16, 2009. As of December 31, 2017, 42,500 shares have been granted under the 2008 plan.

The following table summarizes the changes in employee stock options outstanding and the related prices for the shares of our common stock issued to employees under two employee stock option plans:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price	Life (years)	Value
Options outstanding at March 31, 2016	37,500	$10.20	3.33	$-
Granted	-	$-
Exercised	-	$-
Canceled / expired	(2,500)	$12.00
Options outstanding at March 31, 2017	35,000	$10.00	2.51	$-
Granted	-	$-
Exercised	-	$-
Canceled / expired	-	$-
Options outstanding at December 31, 2017	35,000	$10.00	1.76	$-
Options exercisable at December 31, 2017	35,000	$10.00	1.76	$-

Stock-based compensation expense in connection with options granted to employees for the three and nine months ended December 31, 2017 and 2016, was $0.

Non-Employee Stock Options

The following table summarizes the changes in options outstanding and the related prices for the shares of our common stock issued to consultants and non-employees of our company:

Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price	Life (years)	Value
Options outstanding at March 31, 2016	2,500	$84.00	0.08	$-
Granted	-	$-
Exercised	-	$-
Canceled / expired	(2,500)	$84.00	-
Options outstanding at March 31, 2017	-	$-		$-
Granted	-	$-
Exercised	-	$-
Canceled / expired	-	$-
Options outstanding at December 31, 2017	-	$-	-	$-
Options exercisable at December 31, 2017	-	$-	-	$-

Warrants

The following table summarizes the warrants outstanding and the related prices for the shares of Our common stock as of December 31, 2017:

	Warrants Outstanding			Warrants Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
Exercise	Number	Contractual	Exercise	Number	Exercise
Price	Outstanding	Life (Years)	Price	Exercisable	Price
$0.50	350,000	0.16	$0.50	350,000	$0.50
$1.50	6,127,497	1.48	$1.50	6,127,497	$1.50
$2.50	12,000	0.55	$2.50	12,000	$2.50
$6.00	32,813	0.24	$6.00	32,813	$6.00
Total	6,522,310	1.40	$1.47	6,522,310	$1.47

Transactions involving our warrant issuance are summarized as follows:

		Weighted
	Number of	Average
	Shares	Exercise Price
Warrants outstanding at March 31, 2016	6,504,810	$1.48
Granted / restated	30,000	$0.50
Canceled	-	$-
Expired	-	$-
Warrants outstanding at March 31, 2017	6,534,810	$1.48
Granted	-	$-
Canceled	-	$-
Expired	(12,500)	$6.00
Warrants outstanding at December 31, 2017	6,522,310	$1.47

NOTE 10–COMMITMENTS AND CONTINGENCIES

Litigation

In the ordinary course of business, we may be or have been involved in legal proceedings from time to time. Below is a description of all legal proceedings we were involved in as of December 31, 2017.

On December 5, 2017, we announced that we had filed a lawsuit against a competitor and a number of individuals alleging corporate espionage and misappropriation of corporate information. The lawsuit alleges that International Markets Live Ltd., dba iMarketslive, conspired with a number of individuals affiliated with Wealth Generators to steal our confidential information, intellectual property, and trade secrets. We are seeking injunctive relief to protect our business and damages of not less than $300,000.

NOTE 11–SUBSEQUENT EVENTS

Subsequent to December 31, 2017, we issued 15,000,000 shares of our common stock in exchange for proceeds of $375,000.

Subsequent to December 31, 2017, we modified a related-party Promissory Note for $150,000 to provide repayment in three equal installments of $53,000, where $50,000 would be applied towards principal and $3,000 would be applied towards interest of each payment. Payments are to be made in January, February, and March of 2018.

In accordance with ASC Topic 855, Subsequent Events, we have evaluated subsequent events through the date of this filing and have determined that there are no additional subsequent events that require disclosure.

ITEM 2–MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

The following discussion should be read in conjunction with our consolidated financial statements and notes to our financial statements included elsewhere in this report. This discussion contains forward-looking statements that involve risks and uncertainties. When the words “believe,” “expect,” “plan,” “project,” “estimate,” and similar expressions are used, they identify forward-looking statements. These forward-looking statements are based on management’s current beliefs and assumptions and information currently available to management, and involve known and unknown risks, uncertainties, and other factors that may cause the actual results, performance, or achievements to be materially different from any future results, performance, or achievements expressed or implied by these forward-looking statements. Information concerning factors that could cause our actual results to differ materially from these forward-looking statements can be found in our periodic reports filed with the Securities and Exchange Commission (“SEC”). The forward-looking statements included in this report are made only as of the date of this report. We disclaim any obligation to update any forward-looking statements whether as a result of new information, future events, or otherwise.

Business Overview

We provide education and technology designed to assist individuals in navigating the financial markets. Our services include research, newsletter alerts, and live education rooms that provide instruction on the subjects of equities, options, FOREX, ETFs, binary options, crowdfunding and cryptocurrency mining services and sector education. In addition to tools and research, we offer education and technology applications to assist individuals in debt reduction, increased savings, budgeting, and proper tax expense management.

Each product subscription includes a core set of tools/research, along with the personal finance management suite, to provide an individual with complete access to the information necessary to cultivate and manage his or her financial situation. Four packages are available through a monthly subscription that can be cancelled at any time at the discretion of the customer. A unique component of the product marketing plan is the distribution method whereby all subscriptions are sold via current participating customers who choose to distribute and sell the services. The bonus plan participation is purely optional, but enables individuals to create an additional income stream to further support their personal financial goals and objectives.

Introduction

Effective April 1, 2017, we entered into a Contribution Agreement with Wealth Generators, LLC, pursuant to which the Wealth Generators members agreed to contribute 100% of the outstanding securities in exchange for an aggregate of 1,358,670,942 shares of our common stock. Following the contribution, the Wealth Generators members controlled the majority of our outstanding common stock, and Wealth Generators became our wholly owned subsidiary. The transaction was accounted for as a reverse acquisition using the acquisition method of accounting in accordance with ASC Topic 805. Wealth Generators is the acquirer solely for financial accounting purposes.

As a result of the acquisition of Wealth Generators LLC, effective April 1, 2017, we have been in a state of transition. Certain of the assets pertaining to the former services offered before the acquisition have been sold or discontinued. Some of our former executive officers resigned and Ryan Smith became our Chief Executive Officer and Annette Raynor was named our Chief Operating Officer and both were appointed to our board of directors. William Kosoff remains as our Acting Chief Financial Officer but resigned from our board of directors.

We plan to focus on the expansion and growth of the Wealth Generators product and distribution model. All former products offered by us have been replaced entirely by the Wealth Generators LLC product line. Our target market is comprised of individuals who seek to learn how to improve their financial condition and desire to learn how to reduce debt, budget their income, increase savings, and allocate their financial resource to create additional income both active and passive. We believe our marketing strategy is unique. Customer acquisition is realized through word-of-mouth marketing by those customers who actively distribute the product through home meetings, in person presentations, one-on-one interaction, and large seminars organized and delivered by the distributors in conjunction with the company. We plan to continue to develop the in-place network and anticipate significant growth initiatives in foreign markets.

We believe our past preparation will support growth without a significant increase in expenses other than customer support and the bonus plan, which rises commensurate with revenues. Our investment in our platform, personnel, and executive management has provided us the ability to handle over four times our current volume.

We will still need to address the larger undertaking of language translation and continued international expansion, which will require additional funding.

Results of Operations

Three Months Ended December 31, 2017, Compared to Three Months Ended December 31, 2016

Revenues

We recorded net revenue of $3,935,898 for the three months ended December 31, 2017, which was an increase of $755,329 or 24%, from the prior period revenue of $3,180,569. The majority of the increase can be explained by our introduction of cryptocurrency mining services as a new product. Our gross billings increased by 39% ($4,997,603 in the three months ended December 31, 2017, versus $3,595,997 in the three months ended December 31, 2016); however, this was offset by refunds, incentives, credits, chargebacks, and amounts paid to suppliers.

Operating Costs and Expenses

We recorded operating costs and expenses of $11,321,479 for the three months ended December 31, 2017, which was an increase of $8,306,426, or 275%, from the prior period’s operating costs and expenses of $3,015,053. This change is principally a result of an increase of $6,028,694, or 3365%, in cost of sales and services due to 85 million shares being issued, valued at $6,041,500 based on the market price on the date of issuance, in exchange for entering into certain license agreements and a cloud mining agreement. Additionally, there was an increase of $1,059,781, or 56%, in commissions due to increasing revenues, the growth of the distribution network, and bonus programs in place that did not exist in the prior year. There was also an increase of $946,326, or 478%, in professional fees, which was mostly due to 8,333,333 shares being issued to a consultant, valued at $640,833 based on the market price on the date of issuance, accompanied with larger amounts paid for increasing marketing and development efforts, as well as increases in accounting, audit, and legal fees associated with our public company filing requirements and agreements entered into during the period.

Other Income and Expenses

We recorded other income of $250,495 for the three months ended December 31, 2017, which was a difference of $400,040, or 268%, from the prior period other expenses of $149,545. The increase in other income is principally due to the $264,486 gain on cryptocurrency during the three months ended December 31, 2017, as compared to no such gain in the prior period.

Nine Months Ended December 31, 2017, Compared to Nine Months Ended December 31, 2016

Revenues

We recorded revenue of $10,529,005 for the nine months ended December 31, 2017, which was an increase of $316,048, or 3%, from the prior period revenue of $10,212,957. The majority of the increase can be explained by our introduction of cryptocurrency mining services as a new product. Our gross billings increased by 10% ($11,708,779 in the nine months ended December 31, 2017, versus $10,671,699 in the nine months ended December 31, 2016); however, this was offset by refunds, incentives, credits, chargebacks, and amounts paid to suppliers.

Operating Costs and Expenses

We recorded operating costs and expenses of $19,859,843 for the nine months ended December 31, 2017, which was an increase of $8,421,840, or 74%, from the prior period’s operating costs and expenses of $11,438,003. This increase is principally a result of an increase of $5,862,999, or 885%, in cost of sales and services due to 85 million shares being issued, valued at $6,041,500 based on the market price on the date of issuance, in exchange for entering into certain license agreements and a cloud mining agreement. Additionally, there was an increase of $957,592, or 13%, in commissions due to increasing revenues, the growth of the distribution network, and bonus programs in place that did not exist in the prior year. There was also an increase of $1,381,611, or 235%, in professional fees, which was mostly due to 8,333,333 shares being issued to a consultant, valued at $640,833 based on the market price on the date of issuance, accompanied with larger amounts paid for increasing marketing and development efforts, as well as increases in accounting, audit, and legal fees associated with our reverse acquisition that was effective April 1, 2017, our public company filing requirements, and our agreements entered into during the period.

Other Income and Expenses

We recorded other expenses of $3,732,141 for the nine months ended December 31, 2017, which was an increase of $3,482,222, or 1393%, from the prior period other expenses of $249,919. The increase is due to the loss on debt extinguishment and the loss on spin-off of operations during the nine months ended December 31, 2017, as compared to no such expense in the prior period.

During the nine months ended December 31, 2017, we issued 239,575,884 shares of our common stock in settlement of debt, wherein accrued liabilities, principal, accrued interest, and derivative liabilities were extinguished in the amounts of $435,892, $2,348,606, $20,696, and $38,557, respectively, and we recognized a loss on the settlement of debt in the amount of $3,186,394 in the statement of operations.

Additionally, as noted above, on June 6, 2017, under an Acquisition Agreement with Market Trend Strategies, we spun-off the operations that existed prior to the merger with Wealth Generators, LLC and sold the intangible assets used in those pre-merger operations in exchange for Market Trend assuming $419,139 in liabilities that had been on the books pre-merger. Accordingly, we recorded a gain on the settlement of debt of $419,139 for the liabilities assumed by Market Trend and wrote off goodwill of $1,118,609 as a loss on spin-off of operations.

Liquidity and Capital Resources

During the nine months ended December 31, 2017, we incurred a loss of $13,084,055. However, only $2,411,841 was cash related. This negative cash flow was funded by borrowing $473,380 from related parties, proceeds of $1,675,000 from new lending arrangements, and proceeds of $2,696,776 from the sale of common stock, offset by repayments of $1,000,750 to related parties and $1,272,559 on debt. As a result, our cash and cash equivalents increased by $148,556 to $150,172 as compared to $1,616 at the beginning of the fiscal year.

Our current liabilities exceeded our current assets (working capital deficit) by $1,931,854 as of December 31, 2017, as compared to $4,247,684 at March 31, 2017. The decrease in the working capital deficit is due to the reduction of debt through the issuance of common stock and payments of cash.

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

Our audited consolidated financial statements for the year ended March 31, 2017, state that our historical losses, accumulated deficit, cash balance, and working capital deficit raise substantial doubts about our ability to continue as a going concern. Historically we have relied on increasing revenues and new debt financing to pay for operational expenses and debt as it came due. Going forward, we plan to reduce obligations with cash flow provided by operations and pursue additional debt and equity financing; however, we cannot assure that funds will be available on terms acceptable to us or will be sufficient to enable us to fully complete our development activities or sustain operations. Nevertheless, the shortage of working capital adversely affects our ability to develop or participate in activities that promote our business, because a substantial portion of cash flow goes to reduce debt rather than to advance operating activities.

Critical Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations (Regulation S-X) of the SEC and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the three and nine months ended December 31, 2017, are not necessarily indicative of the operating results that may be expected for the year ending March 31, 2018. These unaudited condensed consolidated financial statements should be read in conjunction with the March 31, 2017, consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended March 31, 2017, as well as our Form 8-K/A filed on June 30, 2017.

Principles of Consolidation

The consolidated financial statements include the accounts of Investview, Inc., and our wholly owned subsidiaries, Wealth Generators, LLC, Investment Tools & Training, LLC, Razor Data Corp., and SAFE Management, LLC. All significant intercompany transactions and balances have been eliminated in consolidation.

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

We generate revenue from the sale of cryptocurrency mining services to our customers through our arrangement with a third-party supplier. We report net revenue retained at the time of purchase which represents our fees earned as an agent.

Recently Issued Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606). ASU 2014-09 creates a new topic in the ASC Topic 606 and establishes a new control-based revenue recognition model, changes the basis for deciding when revenue is recognized over time or at a point in time, provides new and more detailed guidance on specific topics, and expands and improves disclosures about revenue. In addition, ASU 2014-09 adds a new subtopic to the Codification, ASC Subtopic 340-40, Other Assets and Deferred Costs: Contracts with Customers, to provide guidance on costs related to obtaining a contract with a customer and costs incurred in fulfilling a contract with a customer that are not in the scope of another ASC topic. The guidance in ASU 2014-09 is effective for public entities for annual reporting periods beginning after December 15, 2017, including interim periods therein. Management is in the process of assessing the impact of ASU 2014-09 on our financial statements.

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

Changes in Internal Controls

There were no changes in our internal controls over financial reporting during the fiscal quarter ended December 31, 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II–OTHER INFORMATION

ITEM 1–LEGAL PROCEEDINGS

On November 1, 2017, we filed a lawsuit in the Fourth Judicial District Court for Utah County, State of Utah, Wealth Generators, LLC, v. Evan Cabral, Daniel Lopez, John Legarreta, Johnathan Lopez, Julian Kuschner, Nick Gomez, Luke Shulla, Nestor Velazquez, Christopher Terry, Isis De La Torre, Alex Morton, Ivan Briongos, Brandon Boyd, and International Markets Live Ltd. d/b/a iMarketslive, Civil No. 170401615, alleging corporate espionage and misappropriation of corporate information. The lawsuit alleges that International Markets Live Ltd., dba iMarketslive, conspired with a number of individuals affiliated with Wealth Generators to steal our confidential information, intellectual property, and trade secrets. We are seeking injunctive relief to protect our business and damages of not less than $300,000.

ITEM 1.A RISK FACTORS

We accept and hold cryptocurrencies, which may subject us to exchange risk and additional tax and regulatory requirements

We have recently begun accepting cryptocurrency as a form of payment. Cryptocurrencies are not considered legal tender or backed by any government, and have experienced significant price volatility, technological glitches, and various law enforcement and regulatory interventions. If we fail to comply with regulations or prohibitions applicable to us, we could face regulatory or other enforcement actions and potential fines and other consequences. We also hold cryptocurrencies directly, and we have exchange rate risk on the amounts we hold as well as the risks that regulatory or other developments and the recent price volatility may adversely affect the value of the cryptocurrencies we hold. The uncertainties regarding legal and regulatory requirements relating to cryptocurrencies or transactions using cryptocurrencies, as well as potential accounting and tax issues, or other requirements relating to cryptocurrencies could have a material adverse effect on our business.

ITEM 2–UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On November 1, 2017, we issued 5,700,000 shares of common stock for cash of $57,000. On November 28, 2017, we issued 7,500,000 shares of common stock for $75,000. On December 13, 2017, we issued 2,500,000 shares of common stock for $25,000.

On October 1, 2017, we issued 8,333,333 shares of common stock with a value of $640,833 in conjunction with a consulting agreement. On November 13, 2017, we issued 250,000 shares of common stock with a value of $18,725 for a one-month consulting agreement.

The above shares were issued as a result of an arm’s-length negotiation directly with the recipient in reliance on the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended, for transactions not involving any public offering. No advertising or general solicitation was employed in offering the securities. No underwriter participated in the offer and sale of these securities, and no commission was paid or given directly or indirectly in connection therewith.

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 – MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5 – OTHER INFORMATION

None

ITEM 6–EXHIBITS

The following exhibits are filed as a part of this report:

Exhibit Number**	Title of Document	Location

Item 3	Articles of Incorporation and Bylaws
3.07	Certificate of Amendment to Articles of Incorporation	Incorporated by reference to the Definitive Information Statement filed December 20, 2017

Item 10	Material Contracts
10.24	Founder Employment Agreement between InvestView, Inc., and Ryan Smith, entered October 10, 2017**	Incorporated by reference from current report on Form 8-K filed October 13, 2017

Exhibit Number**	Title of Document	Location

10.25	Founder Employment Agreement between InvestView, Inc., and Annette Raynor, entered October 10, 2017**	Incorporated by reference from current report on Form 8-K filed October 13, 2017

10.26	Founder Employment Agreement between InvestView, Inc., and Chad Miller, entered October 10, 2017**	Incorporated by reference from current report on Form 8-K filed October 13, 2017

10.27	Founder Employment Agreement between InvestView, Inc., and Mario Romano, entered October 10, 2017**	Incorporated by reference from current report on Form 8-K filed October 13, 2017

10.28	Founder Revenue Agreement among InvestView, Inc., and Chad Miller, Annette Raynor, Mario Romano, and Ryan Smith	Incorporated by reference from current report on Form 8-K filed October 13, 2017

10.29	Contribution and Exchange Agreement between InvestView, Inc. and HODO-mania, Inc., entered October 20, 2017	Incorporated by reference from current report on Form 8-K filed October 27, 2017

10.30	Product Contribution Agreement between InvestView, Inc. and Priam Technologies, Inc., entered November 13, 2017	Incorporated by reference from current report on Form 8-K filed November 15, 2017

10.31	Exclusive License Agreement between InvestView, Inc. and Binnacle Research Marketing, Inc., entered November 13, 2017	Incorporated by reference from current report on Form 8-K filed November 15, 2017

10.32	Product Contribution Agreement between InvestView, Inc. and WestMyn Technology Services, Inc., entered November 13, 2017	Incorporated by reference from current report on Form 8-K filed November 15, 2017

10.33	Securities Purchase Agreement between InvestView, Inc., and D-Beta One EQ, Ltd., entered December 6, 2017	Incorporated by reference from current report on Form 8-K filed December 13, 2017

10.34	Registration Rights Agreement between InvestView, Inc., and D-Beta One EQ, Ltd., entered December 6, 2017	Incorporated by reference from current report on Form 8-K filed December 13, 2017

10.35	Standby Equity Distribution Agreement between InvestView, Inc., and YAII PN, Ltd., entered December 6, 2017	Incorporated by reference from current report on Form 8-K filed December 13, 2017

Item 31	Rule 13a-14(a)/15d-14(a) Certifications
31.01	Certification of Principal Executive Officer Pursuant to Rule 13a-14	This filing.

31.02	Certification of Principal Financial Officer Pursuant to Rule 13a-14	This filing.

Item 32	Section 1350 Certifications
32.01	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	This filing.

32.02	Certification of Acting Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	This filing.

Exhibit Number*	Title of Document	Location

Item 101***	Interactive Data File
101.INS	XBRL Instance Document	This filing.

101.SCH	XBRL Taxonomy Extension Schema	This filing.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase	This filing.

101.DEF	XBRL Taxonomy Extension Definition Linkbase	This filing.

101.LAB	XBRL Taxonomy Extension Label Linkbase	This filing.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase	This filing.

*	All exhibits are numbered with the number preceding the decimal indicating the applicable SEC reference number in Item 601 and the number following the decimal indicating the sequence of the particular document. Omitted numbers in the sequence refer to documents previously filed as an exhibit.

**	Identifies each management contract or compensatory plan or arrangement required to be filed as an exhibit as required by Item 15(a)(3) of Form 10-K.

***	Users of this data are advised that, pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or Annual Report for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Exchange Act of 1934 and otherwise are not subject to liability.

SIGNATURE PAGE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

INVESTVIEW, INC.

Dated: February 14, 2018	By:	/s/ Ryan Smith
Ryan Smith
Chief Executive Officer
(Principal Executive Officer)

Dated: February 14, 2018	By:	/s/ William C. Kosoff
William C. Kosoff
Acting Chief Financial Officer
(Principal Financial Officer and Accounting Officer)

