Form 10-K
period 2018-03-31
Investview, Inc.
filed 2018-06-29
CIK 862651

U.S. Securities and Exchange Commission
Washington, DC 20549

FORM 10-K

☒   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED

March 31, 2018

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

Issuer’s telephone number: 888-778-5372

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

As of September 30, 2017, the aggregate market value of the issued and outstanding common stock held by non-affiliates of the registrant, based upon the closing price of the common stock as traded on the OTC QB of $0.0769 was approximately $51,396,050. For purposes of the above statement only, all directors, executive officers and 10% shareholders are assumed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for any other purpose.

As of June 29, 2018, there were 2,169,661,318 shares of common stock par value $.001 per share, outstanding

Documents incorporated by reference.
NONE

INVESTVIEW, INC.

2018 FORM 10-K ANNUAL REPORT

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

CERTAIN STATEMENTS CONTAINED IN THIS REPORT AND THE INFORMATION INCORPORATED BY REFERENCE HEREIN MAY CONTAIN "FORWARD-LOOKING STATEMENTS". THESE STATEMENTS, WHICH INVOLVE RISKS AND UNCERTAINTIES, REFLECT OUR CURRENT EXPECTATIONS, INTENTIONS, OR STRATEGIES REGARDING OUR POSSIBLE FUTURE RESULTS OF OPERATIONS, PERFORMANCE, AND ACHIEVEMENTS. FORWARD-LOOKING STATEMENTS INCLUDE, WITHOUT LIMITATION: STATEMENTS REGARDING FUTURE PRODUCTS OR PRODUCT DEVELOPMENT; STATEMENTS REGARDING FUTURE SELLING, GENERAL AND ADMINISTRATIVE COSTS AND RESEARCH AND DEVELOPMENT SPENDING; STATEMENTS REGARDING THE FUTURE PERFORMANCE OF OUR NETWORK MARKETING EFFORTS; STATEMENTS REGARDING OUR EXPECTATIONS REGARDING ONGOING LITIGATION; STATEMENTS REGARDING INTERNATIONAL GROWTH; AND STATEMENTS REGARDING FUTURE FINANCIAL PERFORMANCE, RESULTS OF OPERATIONS, CAPITAL EXPENDITURES AND SUFFICIENCY OF CAPITAL RESOURCES TO FUND OUR OPERATING REQUIREMENTS.

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

●
Non-compliance by our independent distributors with applicable legal requirements or our policies and procedures;

●
Potential adverse effects on our business and stock price due to ineffective internal controls over financial reporting;

●
Inability to manage financial reporting and internal control systems and processes;

●
Inability to properly motivate and manage our independent distributors;

●
Inability to manage existing markets, open new international markets or expand our operations;

●
Inability of new products to gain distributor or market acceptance;

●
Inability to execute our product launch process due to increased pressure on our supply chain, information systems and management;

●
Disruptions in our information technology systems;

●
Inability to protect against cyber security risks and to maintain the integrity of data;

●
International trade or foreign exchange restrictions, increased tariffs, foreign currency exchange fluctuations;

●
Deterioration of global economic conditions;

●
Inability to raise additional capital if needed;

●
Inability to retain independent distributors or to attract new independent distributors on an ongoing basis;

●
Improper actions by our independent distributors that violate laws or regulations;

●
Government regulations on direct selling activities in our various markets may prohibit or severely restrict our business model;

●
Unfavorable publicity on our business or products;

●
Our direct selling program could be found to not be in compliance with current or newly adopted laws or regulations in various markets;

●
Legal proceedings may be expensive and time consuming;

●
Strict government regulations on our business;

●
Risk of investigatory and enforcement action by the Federal Trade Commission, Commodities and Futures Trade Commission and/or Securities Exchange Commission;

●
Failure to comply with anti-corruption laws;

●
Inability to build and integrate our new management team could harm our business;

●
Loss of, or inability to attract, key personnel;

●
We may be held responsible for certain taxes or assessments relating to the activity of our independent distributors;

●
Economic, political, foreign exchange and other risks associated with international operations;

●
Inability to raise future capital or complete acquisitions as a result of delayed periodic reports with the SEC;

●
Volatility of the market price of our common stock;

●
Substantial sales of shares may negatively impact the market price of our common stock;

●
Dilution of outstanding common shares may occur if holders of our existing warrants and options exercise their securities.

●
We have not paid dividends on our capital stock, and we do not currently anticipate paying dividends in the foreseeable future.

●
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

PART I
ITEM 1.   BUSINESS

Corporate History

Investview, Inc. was incorporated on January 30, 1946, under the laws of the state of Utah as the Uintah Mountain Copper Mining Company. In January 2005 the Company changed domicile to Nevada, and changed its name to Voxpath Holding, Inc. In September of 2006 the Company merged The Retirement Solution Inc. through a Share Purchase Agreement into Voxpath Holdings, Inc. and then changed its name to TheRetirementSolution.Com, Inc. and in October 2008 changed its name to Global Investor Services, Inc., before changing its name to Investview, Inc., on March 27, 2012.

On March 31, 2017, the Company entered into a Contribution Agreement with the members of Wealth Generators, LCC, a limited liability company (“Wealth Generators”), pursuant to which the Wealth Generators Members agreed to contribute 100% of the outstanding securities of Wealth Generators in exchange for an aggregate of 1,358,670,942 shares of the common stock of the Company. The closing of the Wealth Generators Contribution occurred after close of business on March 31, 2017, therefore, effective April 1, 2017, Wealth Generators became a wholly owned subsidiary of the Company (see Note 13). On February 28, 2018, Investview filed a name change for Wealth Generators LLC to Kuvera LLC (“Kuvera”), this did not affect the company’s tax and federal identification.

Overview

Kuvera provides affordable access to financial education, current market research and cutting-edge technology that enables individuals to increase and cultivate their own financial resources, enjoy life and plan for the future. The services include basic financial educational, expense and debt reduction tools, research, newsletter alerts, and live education rooms that include instruction on the subjects of equities, options, FOREX, ETFs, binary options, crowdfunding and the emerging crypto currency market.

Kuvera seeks to provide a completely transparent and unique experience specifically designed to enhance the financial knowledge and improve the overall well-being of individuals worldwide. Our goal is to invest in the education, research and technology essential to helping the financially motivated secure lasting and balanced success for today and the future.

Each product subscription includes a core set of tools/research along with the personal finance management suite providing an individual complete access to the information necessary to cultivate and manage their financial situation. The Company offers packages available through a monthly subscription that can be cancelled at any time at the discretion of the customer. A unique component of the product marketing plan is the distribution method whereby all subscriptions are sold via current participating customers who choose to distribute and sell the services. The bonus plan participation is purely optional but enables individuals the ability to create an additional income stream to further support their personal financial goals and objectives.

Our Mission

Our mission is to offer affordable access to valuable financial education, current market research and cutting-edge technology that enables individuals to increase and cultivate their own financial resources, enjoy life and plan for the future.

Our Vision

To disrupt the status quo and change the current state of debt accumulation by offering people the most current means and methods required to take control of their financial future in order to live more fulfilling lives, free from the instability and limitations of financial burden.

Brand Promise

We promise to provide a completely transparent and unique experience specifically designed to enhance an individual’s financial knowledge and improve their overall well-being. Our goal is to invest in the education, research and technology essential to helping the financially motivated secure lasting and balanced success for today and the future.

Company Core Values

●
Care - Caring is fundamental to the way we do business. We don’t just say it; we show it. Our customers are often burdened by the weight of financial stress. They are looking for a way out, a way to succeed, a way to be free. We care because we’ve been there. We know it’s possible to improve our lives at every level. We care because we are in the business of educating and training people to find, grow and keep a stable financial footing. We care because we are genuinely interested in offering customers a path to success.

●
Innovation -  Investview companies are never content to sit back. We work hard to make sure we are at the leading-edge in the financial market space, providing the most current information, technology and resources available. We constantly strive for new and better ways to improve our business, as well as instruct those we serve. By leveraging the abilities and talents of our exceptional team, we pride ourselves in being able to provide valuable education and solutions ahead of the curve. It’s what sets us apart from the rest.

●
Transparency and Truth - Confusion often leads to frustration and the inevitable breakdown of trust. We recognize the importance of being transparent, accurate and completely honest in everything we do so that there is no confusion. Our customers count on us to provide financial services and instruction that allow them to make daily economic transactions, save and preserve wealth to meet future aspirations and insure against the unforeseen. Our number one goal is to establish an open, transparent relationship so that our customers feel confident they can trust us to act in their interest, and more importantly, with integrity.

Kuvera Brand Position Statement

“Kuvera provides financial freedom, stability, and value to those seeking life wealth balance.”

Kuvera Brand Tagline

“Wealth Life Balance”

The Products & Services

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

●
FIND - Find money you didn't know you had by learning to better allocate the money you already make.

●
GROW - Grow your wealth utilizing the financial markets with powerful technology and the experience of market experts.

●
KEEP - Keep more of what you've earned by leveraging digital tools that make tax-time headaches like receipt and mileage tracking a snap.

FIND

The Find portion of our package offers Money and DEDUCTR Pro.

Money is a financial education tool designed to help you eliminate debt and improve your personal financial behaviors. Money includes education by Ross Jardine, America’s Money Mentor, and educator. The goal of Mr. Jardine’s videos and articles is to teach the user how to reduce debt, decrease spending, and FIND money the user did not know the user had.

There are four sections of Money:

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

Deductr’s Pro personal finance manager tool has eight features:

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

7.
Reporting - Tracking your net worth

8.
Results - Setting financial goals and tracking your progress as you work to achieve them

Tax Assistance – Deductr Pro also includes a tax assistance feature making it easy to maximize both common and lesser-known tax benefits. Deductr can help you capture, document, and organize the expenses related to running your business right on your phone.

GROW

The heart of the program is our Grow component which marries technology, market experience and research to deliver strategies direct to individuals in seconds. We have trade strategies that cover U.S. equities options and indices, ETF’s (Exchange Traded Funds), FOREX, Binary Options, crowdfunding, and the emerging crypto currency markets.

FOREX

FXOne – FXOne is one of our most interactive Forex products. FXOne includes live Forex Binary Options Sessions with our market experts, as well as Forex newsletter alerts delivered right to your phone. FXOne also offers unique strategies and in-depth Forex training.

Binary options - FXOne binary options session leverage very short-term strategies that give you immediate results in a relatively short amount of time. Live sessions are often as short as 15 minutes. The live session provides the user real time strategies where the user can follow along directly with the experts as they identify setups and provide commentary to their activity. The user can then determine whether to act on that information.

Newsletter alerts - FXOne gives the user the opportunity to follow market experts while maintaining complete control of their money. With FXOne Forex Alerts, our experts do the research and analysis and deliver that information to the user via email alerts. The alerts include entry criteria, exit parameters, and position adjustments. A lifetime of experience delivered right to your hands.

RYZE – RYZE is an algorithm based on supply side objectives. The algorithm identifies anomalies in currency pair transactions and enters positions that will ultimately be sold into large volume liquidations. These transactions can last intraday, multiple days, weeks or months. RYZE is made available to international clients.

CRYPTOone

CRYPTOone offers a library of cryptocurrency resources as well as live education, analysis, and research in the Cryptocurrency market. With CRYPTOone, you can learn as little or as much about the Cryptocurrency universe as you’d like. CRYPTOone also provides customers digital alerts that identify cryptocurrency opportunities. Our experts do the research and analysis, and the customer decides if he or she wants to take action with the information. With just a few clicks, users can participate in the Cryptocurrency market with minimal effort. CRYPTOone is the perfect way for someone to dip their toe or jump all the way in and start benefiting from the growing cryptocurrency universe.

CRYPTO Mining Packages

We offer Crypto Mining Packages that consist of computer/GPU hardware, operation and maintenance services to provide individuals access to crypto mining. Our mining hardware (hosting) facility is arranged through contractual partnership and located in Romania. Each GPU processing card is specific to the package purchased, is individually serial numbered, and the customer may request their hardware to be shipped to them at any time. There is no guarantee or estimate of mining output provided as mining conditions change constantly and crypto currency is subject to a number of risks associated with emerging markets. We believe our mining services which are physically housed, monitored and maintained in a dedicated facility eliminates variables associated with other mining services that are typically cloud based.

Equity Markets

Our Equity education and alerts is our core offering and brings the knowledge and expertise of individuals who have been involved in the market for years directly to the user. Our equity services are now included in every subscription service. Our market experts provide the financial technology, education, and research that allows the user to make decisions concerning the user’s money in the market. The user maintains complete control of the user’s money by using an online brokerage of their choosing. Most equity pack strategies require a margin account, and users need level four options approval or higher.

Portfolio Builder: With Portfolio Builder, the user can decide which investment vehicles fit the user’s financials goals. Our Market Experts select, analyze, and review a wide field of commission free Exchange Traded Funds enabling self-directed individuals an alternative to mutual funds.

Startups provides an opportunity for the user to identify and participate in early stage businesses that may have potential to grow quickly. Michael Markowski is our Startups expert. He was named by Fortune Magazine as one of its 50 great investors. He has experience in finding extremely successful startups. With Startups, the user will receive newsletter alerts providing information about companies that Michael Markowski thinks could be potential winners. The user then decides which companies the user wants to participate in and adds them to their personal crowd funding portfolio should they decide to do so.

Kuvera University: Investview and the Kuvera brand is committed to providing “best in class” education across a variety of topics. Kuvera University provides exclusive access to our market education library, live monthly webinars with our market expert's, in depth distributor training, personal development training, with additional content added on-going. After watching and studying the videos and materials in Kuvera University, the user will have a foundation in the global financial markets, a deeper understanding of how to manage your finances effectively, and additional skills that will help the user’s entrepreneurial and professional endeavors. Kuvera University is included with all customer subscriptions to ensure an ever-increasing value to our monthly access price.

Continual expansion and enhancement to these services and their delivery is the key to the longevity of the program. With a continual focus to increase convenience through the use of technology and by offering a wide variety of market approaches, our products are designed to meet the needs of the passive, moderately active and highly motivated self-directed investors.

KEEP

The core component of our Keep philosophy is the Deductr Pro software and its ability to track and manage potential tax write-offs including automated mileage tracking in real-time. Fully deploying the capabilities of Deductr, an individual can see their up to the minute potential tax write offs throughout the year. Tax season becomes a painless submission of Deductr reports versus the agonizing manual process of trying to calculate expenditures once per year. In addition, Deductr Pro is instrumental in budget creation and expense management in real-time.

Our Packages

Each of our packages includes all three components of the FIND * GROW * KEEP philosophy. The only change in package offerings is the type of financial research and education selected in the GROW portion. All subscriptions include the full breadth of Kuvera University education regardless of subscription selected. We view this as our value commitment, ensuring a full suite of education with each product subscription.

Each of our product packages includes a ten day no questions asked return policy. Subscriptions can be cancelled at any time and are billed monthly.

Distribution Method

The Company uses an affiliate model to sell its product subscriptions. Anyone with an interest can participate in our bonus plan that rewards them for selling product subscriptions. We believe this component of our offering is extremely powerful as it provides:

●
An additional income stream for the customer who decides to become a distributor

●
Individuals are much more comfortable discussing financial matters with people they know

●
The network becomes a support system for the customers as they learn together and share their experiences.

The affiliate distribution model, while powerful, requires strict policies and procedures to ensure the company’s presentation and messaging are accurate and compliant. An affiliate/distributor is not required to be a customer to sell our products.

Competition

The Company faces competition for each of its product categories but does not have a similar competitor with the full suite of services offered. Each of the financial education products, alerts, tools and newsletters face competition from similar product companies such as TheStreet.com, The Motley Fool, Jim Cramer anzzd similar subscription based financial research services. The personal money management education and tools face competition from free mobile apps designed for the same purpose although Investview’s personal money management does not advertise or entice the user to refinance, secure new loans and is a pure management tool that serves the individual and not the advertiser. The company’s tax management tools and education have limited competition and we have deployed Deductr Pro as our tool of choice. Unique to our company is not the individual product but the combined suite of products for one monthly subscription price, cancellable at any time by the user and distributed exclusively by the active members through the optional bonus plan for those who choose to sell the service to others.

We believe our competitive advantages include:

●
A generous bonus program for independent affiliates

●
A management team with extensive experience in financial education and market strategy research/technology

●
A young and motivated distributor base

●
A large demographic that services all genders, races, religions, and nationalities

●
A delivery platform enabling us to launch new products quickly and efficiently worldwide

Our competitive weaknesses include:

●
translation challenges as we continue international expansion

●
components of our distributor backend that are programmed by third-party providers

Intellectual Property

The Company’s success is predicated on the adoption of new and innovative technology, education and research along with constantly improving convenience tools. The delivery of alerts and financial information through our platform provides various levels of automation that is programmed and designed by the company exclusively for our products and modified to enable the individual to initiate action on alerts they desire. We own the intellectual property for many of our products strategies and platform delivery mechanisms while we make other products available through licensed arrangements. In this way, we can continually offer a full suite of “best of breed” services to ensure our members are receiving the most value and leading-edge programs for their monthly subscription.

Expansion

The Company is in the process of expanding the business internationally. International planning and re-structuring is taking place as a result of the recent name change to Kuvera and will be rolled out in the later part of 2018. Our affiliated entity, WG LATAM S.A.S., which has been re-established to Kuvera LATAM S.A.S,, distributes the Company’s products and services in Colombia and surrounding Latin American countries. International operations can be impacted by international regulations and economic conditions, although all are continuously monitored.

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

We are subject to government regulation in connection with securities laws and regulations applicable to all publicly-owned companies, as well as laws and regulations applicable to businesses generally. We are also increasingly subject to government regulation and legislation specifically targeting Internet companies, such as privacy regulations adopted at the local, state, national and international levels and taxes levied at the state level. Due to the increasing popularity and use of the Internet, enforcement of existing laws, such as consumer protection regulations, in connection with Web-based activities has become more aggressive, and it is expected that new laws and regulations will continue to be enacted at the local, state, national and international levels. Such new legislation, alone or combined with increasingly aggressive enforcement of existing laws, could inhibit the growth in use of the Internet and decrease the acceptance of the Internet as a communications and commercial medium, which could in turn decrease the demand for our services or otherwise have a material adverse effect on our future operating performance and business.

Employees

As of March 31, 2018, the Company has 24 employees.

Internet Address

Additional information concerning our business can be found on our Web site at www.investview.com for the most up-to-date corporate financial information, presentation announcements, transcripts and archives. Information regarding our products and services offered by our wholly owned subsidiary: Kuvera LLC may be found at www.kuveraglobal.com. Web site links provided in this report, although correct when published, may change in the future. We make available free of charge on our Web site our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports, as soon as reasonably practicable after we electronically file such material with or furnish it to the SEC.

ITEM 1A RISK FACTORS

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

Risks Related to our Business Operations

We have a limited operating history, and therefore there is an elevated risk of potential business failure unless we can overcome the various obstacles inherent to an early stage business.

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

From our inception on August 1, 2005 through March 31, 2018, we have incurred cumulative losses of $20,067,403, recorded net losses from operations of $14,913,016 for the year ended March 31, 2018, and our cash balance on March 31, 2018 was $1,490,686. There can be no assurance that we will achieve profitability in the immediate future or at all.

Our independent auditors have expressed substantial doubt about our ability to continue as a going concern.

In their audit opinion issued in connection with our consolidated balance sheet as of March 31, 2018 and our related consolidated statements of operations, deficiency in stockholders’ equity, and cash flows for the year ended March 31, 2018, our auditors have expressed substantial doubt about our ability to continue as a going concern given our recurring net losses, negative cash flows from operations and the limited amount of funds on our balance sheet. We have prepared our consolidated financial statements on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The consolidated financial statements do not include any adjustments that might be necessary should we be unable to continue in existence. This could make it more difficult to raise capital in the future.

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

We rely on a number of external service providers for certain key technology, processing, service and support functions. External content providers provide us with crypto mining services, financial information, market news, charts, option and stock quotes, research reports and other fundamental data that we offer to clients. These service providers face technological and operational risks of their own. Any significant failures by them, including improper use or disclosure of our confidential client, employee or company information, could cause us to incur losses and could harm our reputation.

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

Users provide the Company with personal information, including tax identification numbers, which it does not share without the user’s consent. Despite this policy of obtaining consent, however, if third persons were able to penetrate the Company’s network security or otherwise misappropriate its users’ personal information. The company does not store user credit card information and relies upon its merchant processing partners to collect and store this information with the necessary Payment Card Industry Security Standards compliance in place. However, a breach of the merchant’s security standards could create liability for the company.

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

We are subject to FTC regulations that may result in actions against us

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
Our business could be negatively affected if we are required to defend allegations that our direct selling activities are fraudulent or deceptive schemes, are against public interest, or are the sale of unregistered securities.
Direct selling activities are regulated by the FTC, as well as various federal, state and local governmental agencies in the United States and foreign countries. These laws and regulations are generally intended to prevent fraudulent or deceptive schemes, often referred to as “pyramid” schemes, which compensate participants primarily for recruiting additional participants without significant emphasis on product sales. Regulators may take the position that some or all of our products are deemed to be securities, the sale of which has not been registered.
The laws and regulations governing direct selling are modified from time to time, and like other direct selling companies, we may be subject from time to time to government investigations related to our direct selling activities. This may require us to make changes to our business model and our compensation plan.
Our independent distributors could fail to comply with applicable legal requirements or our distributor policies and procedures, which could result in claims against us that could harm our business.
Our independent distributors are independent contractors and, accordingly, we are not in a position to directly provide the same oversight, direction, and motivation as we could if they were our employees. As a result, we cannot assure that our independent distributors will comply with applicable laws or regulations or our distributor policies and procedures.
Extensive federal, state, local and international laws regulate our business, products and direct selling activities. Because we have expanded into foreign countries, our policies and procedures for our independent distributors differ slightly in some countries due to the different legal requirements of each country in which we do business.
Our proprietary systems may be compromised by hackers.
Our current products and other products and services that we may develop in the future will be based on proprietary software and customer-specific data that we protect by routine measures such as password protection, confidentiality and nondisclosure agreements with employees, and similar measures. Any unauthorized access to our software or data could materially disrupt our business and result in financial loss and damages to our business reputation.
Our future success is largely dependent on our current management.
Our business was built by the vision, dedication, and expertise of our officers Ryan Smith, Annette Raynor, Chad Miller, Mario Romano, and William Kosoff, who are responsible for our day-to-day operations and creative development. Our success is dependent upon the continued efforts of these people. If it became necessary to replace them, it is unlikely new management could be found that would have the same level of knowledge and dedication to our success. The loss of the services of these professionals, especially in the development of future proprietary software, patents, or applications, would adversely affect our business.

Risks Related to Our Common Stock

We have a history of operating losses and expect to report future losses that may cause our stock price to decline.

For the operating period since inception through March 31, 2018, we have reported an accumulated deficit of $20,067,403. We reported a net loss of $14,913,016 for the year ended March 31, 2018 and a net loss from operations of $10,676,154.  We cannot be certain whether we will ever be profitable, or if we do, that we will be able to continue to be profitable. Also, any economic weakness or global recession may limit our ability to market our products. Any of these factors could cause our stock price to decline and result in you losing a portion or all of your investment.

We may choose to raise additional capital.

If we choose to raise additional capital but are unable to obtain adequate additional financing, we may not be able to successfully market and sell our products, our business operations will most likely be discontinued and we will cease to be a going concern. To secure additional financing, we may need to borrow money or sell more securities. Under these circumstances, we may be unable to secure additional financing on favorable terms or at all. Selling additional stock, either privately or publicly, would dilute the equity interests of our stockholders. If we borrow money, we will have to pay interest and may also have to agree to restrictions that limit our operating flexibility. If we are unable to obtain adequate financing, we may have to curtail business operations which would have a material negative effect on operating results and most likely result in a lower stock price.

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

Certain factors, some of which are beyond our control, that may cause our share price to fluctuate significantly include, but are not limited to, the following:

●
variations in our quarterly operating results;

●
our ability to complete the research and development of our technologies;

●
the development of a future market for our products;

●
changes in market valuations of similar companies, and,

●
fluctuations in stock market price and volume.

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

Although a trading market for our common stock exists, the trading volume has not been significant and an active trading market for our common stock may never develop. There currently is no analyst coverage of our business. During the period from March 31, 2017 through March 31, 2018 the average daily trading volume of our common stock was approximately 270,000 shares (or approximately 0.3% of the shares currently available in the market as of March 31, 2018). The trading volume of our shares will continue to be limited due to resale restrictions under applicable securities laws and the fact that approximately 39% of our outstanding shares are held by officers, directors and stockholders holding greater than a 5% interest in the Company. As a result of the limited trading market for our common stock and the lack of analyst coverage, the market price for our shares may continue to fluctuate significantly and will likely be more volatile than the stock market as a whole. There may be a limited demand for shares of our common stock due to the reluctance or inability of certain investors to buy stocks quoted for trading on the OTC Bulletin Board, lack of analyst coverage of our common stock and limited trading market for our common stock. As a result, even if prices appear favorable, there may not be sufficient demand to complete a stockholder’s sell order. Without an active public trading market or broader public ownership, shares of our common stock are likely to be less liquid than the stock of public companies with broad public ownership and an active trading market, and any of our stockholders who attempt to sell their shares in any significant volumes may not be able to do so at all, or without depressing the publicly quoted bid prices for our shares.

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

The Securities and Exchange Commission has adopted Rule 15g-9 which establishes the definition of a "penny stock," for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require:

●
that a broker or dealer approve a person’s account for transactions in penny stocks; and

●
the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person's account for transactions in penny stocks, the broker or dealer must:

●
obtain financial information and investment experience objectives of the person; and

●
make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the Commission relating to the penny stock market, which, in highlight form:

●
sets forth the basis on which the broker or dealer made the suitability determinations; and

●
that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

Generally, brokers may be less willing to execute transactions in securities subject to the "penny stock" rules. This may make it more difficult for investors to dispose of our common stock and cause a decline in the market value of our stock.

Disclosure also must be made about the risks of investing in penny stocks in both public offerings and in secondary trading and about the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

Failure to Achieve and Maintain Internal Controls in Accordance with Sections 302 And 404(A) Of The Sarbanes-Oxley Act Of 2002 Could Have A Material Adverse Effect On Our Business And Stock Price.

If we fail to maintain adequate internal controls or fail to implement required new or improved controls, as such control standards are modified, supplemented or amended from time to time; we may not be able to assert that we can conclude on an ongoing basis that we have effective internal controls over financial reporting. Effective internal controls are necessary for us to produce reliable financial reports and are important in the prevention of financial fraud.  If we cannot produce reliable financial reports or prevent fraud, our business and operating results could be harmed, investors could lose confidence in our reported financial information, and there could be a material adverse effect on our stock price. We have examined and evaluated our internal control procedures, including controls over financial reporting to satisfy the requirements of Section 404(a) of the Sarbanes-Oxley Act, as required for our Annual Report on Form 10-K for the year ended March 31, 2018, and noted weaknesses that need to be addresses during the current reporting period for our internal controls to be effective. Failure to implement and maintain internal controls in accordance with sections 302 and 404(a) of the Sarbanes-Oxley Act of 2002 could have a material adverse effect on our business and stock price.

Because we have no plans to pay dividends on our common stock, stockholders must look solely to appreciation of our common stock to realize a gain on their investments.

We do not anticipate paying any dividends on our common stock in the foreseeable future. We currently intend to retain future earnings, if any, to finance the expansion of our business. Our future dividend policy is within the discretion of our board of directors and will depend upon numerous factors, including our business, financial condition, results of operations, capital requirements and investment opportunities. In addition, our senior credit facility limits the payment of dividends without the prior written consent of the lenders. Accordingly, stockholders must look solely to appreciation of our common stock to realize a gain on their investment. This appreciation may not occur.

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

●
without prior stockholder approval, the Board of Directors has the authority to issue one or more classes of preferred stock with rights senior to those of common stock and to determine the rights, privileges and inference of that preferred stock;

●
there is no cumulative voting in the election of directors, which would otherwise allow less than a majority of stockholders to elect director candidates; and

●
stockholders cannot call a special meeting of stockholders.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

Company headquarters is located at 12 South 400 West, Salt Lake City, Utah 84101 and is currently on a month-to-month lease arrangement. Corporate Finance is located in office space at 745 Hope Road, Eatontown, New Jersey, which is on a month-to-month lease. The Company will maintain the month-to-month lease arrangement until it can determine proper office utilization based on expansion of key departments including finance and customer support services.

ITEM 3. LEGAL PROCEEDINGS

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business.  However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. The Company’s legal proceedings or claims as of March 31, 2018 and through the date of this report are as follows:

●
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

●
In February 2018, we received a subpoena from the United States Commodity Futures Trading Commission (“CFTC”). We complied with the terms of the subpoena and have negotiated a resolution of this matter with the CFTC staff. Under the proposed resolution, we will not admit or deny any of the allegations, will pay a fine of $150,000, and will agree not to act as an unregistered Commodities Trading Advisor in the future. We cannot provide any assurance that the resolution we have negotiated with the CFTC staff will be approved by the CFTC. We await the acceptance of the resolution from the CFTC.

●
Jim Westpfahl filed a wage claim against Wealth Generators, LLC, in the United States District Court for the District of Utah, Central Division (Case No. 2:18-cv-00080, District Judge Dale A. Kimball and Magistrate Judge Evelyn J. Furse) in the amount of $6,500 plus liquidated damages. Plaintiff is claiming unpaid overtime wages. Wealth Generators contends that Mr. Westpfahl was an independent contractor, hired on a limited basis to perform software services, and is accordingly not entitled to overtime payments under the Fair Labor Standards Act. Moreover, Plaintiff never provided the promised software pursuant to the parties’ agreement. The Magistrate Judge ordered both parties to provide specific disclosures to the other side and both parties have complied. The Parties were ordered to meet and confer in a good faith effort to settle the matter on or before June 12, 2018. The parties were unable to settle the matter and as of June 19, 2018, we are preparing to proceed with filing appropriate counterclaims against Mr. Westpfahl.

None of our directors, officers, or affiliates are involved in a proceeding adverse to our business or have a material interest adverse to our business.

ITEM 4. MINE SAFETY DISCLOSURE

Not applicable

PART II

ITEM 5.   MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

The Company’s common stock is traded on the OTCQB under the symbol “INVU”. During a period in 2016 prior to the Reverse Acquisition with Wealth Generators LLC on March 31, 2017, the Company was downgraded to the OTC Pink Sheets. After the Acquisition the new management team requalified and uplisted the Company back onto the OTCQB on October 2, 2017. The following table sets forth the high and low bid prices of its Common Stock, as reported by the OTCQB for the last two fiscal years and subsequent quarterly periods. The quotations set forth below reflect inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions.

	2018 Fiscal Year
	High	Low
April 1, 2018 - June 22, 2018	$0.034	$0.011
January 1, 2018 - March 31, 2018	$0.070	$0.027
October 1, 2017 - December 31, 2017	$0.089	$0.051
July 1, 2017 - September 30, 2017	$0.080	$0.023
April 1, 2017 - June 30, 2017	$0.038	$0.004

	2017 Fiscal Year
	High	Low
January 1, 2017 - March 31, 2017	$0.005	$0.002
October 1, 2016 - December 31, 2016	$0.012	$0.002
July 1, 2016 - September 30, 2016	$0.013	$0.003
April 1, 2016 - June 30, 2016	$0.100	$0.007

As of March 31,2018, there were approximately 549 holders of record of the Company’s common stock, and 2,169,661,318 shares outstanding.

Dividends

The Company has never declared or paid any cash or stock dividends on its common stock. The Company currently intends to retain future earnings, if any, to finance the expansion of its business. As a result, the Company does not anticipate paying any cash dividends in the foreseeable future.

Securities Authorized for Issuance Under Equity Compensation Plans

Equity Compensation Plan Information

The following table summarizes the equity compensation plans under which our securities may be issued as of March 31, 2018.

Plan Category	Number of securities to be issued upon exercise of outstanding options and warrants	Weighted-average exercise price of outstanding options and warrants	Number of securities remaining available for future issuance underequity compensation plans
Equity compensation plans approved by security holders	0	N/A	0
Equity compensation plan not approved by security holders	35,000	$10.00	18,348

Recent Sales of Unregistered Securities

During the three months ended March 31, 2018 the Company issued 20,000,000 shares of common stock in exchange for $425,000 of cash proceeds.

Effective September 1, 2017 the Company issued 667,000 shares of common stock with a value of $18,676 for consulting services.

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

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Plan of Operations

With the re-brand of Wealth Generators successfully completed to Kuvera, we will shift focus to the following strategic activities:

●
Expand the Kuvera brand and products to multiple countries with a priority of content language translation.

●
Expand its financial relationships to offer additional payment options for Kuvera customers and additional payment options for Kuvera affiliates/distributors.

●
Complete the re-registration of SAFE Management LLC, a New Jersey based Registered Investment Advisor wholly owned by the Company to provide advisory services to strategic alliances identified by Investview.

●
Continue to identify and arrange potential acquisitions that will further expand the services offered globally and acquire new and innovative technologies in the education technical (ed-tech) space.

●
Create a consistent plan for country expansion and regulatory conformance.

●
During the re-brand of the company’s websites and content delivery, a further investment in infrastructure and network architecture was implemented to address volume growth, increased security and segmentation of information across multiple networks to increase speed. This effort will continue to further increase security and privacy of all information both content and customer related. Cyber-security remains a major priority for the company.

●
Additional plans to expand compliance training, establish additional in-house control of certain programming functions along with additional vendors/partners to ensure maximum value in all third party provided services is on-going.

●
Constant monitoring and adjustment of Kuvera’s bonus plan to ensure cost of sales is in-line with company target ranges.

●
With the complexities of the transition and re-branding behind us, our eye is towards profitability and further refining the Investview vision, mission and objectives.

Below we have described revenues and significant operating expenses for comparable periods:

Revenues

Revenue, net, increased $5,044,485, or 39%, from $12,872,947 for the year ended March 31, 2017 to $17,917,432 for the year ended March 31, 2018. The majority of the increase ($4,017,853) can be explained by our introduction of cryptocurrency mining services as a new product. The remainder of the increase was due to a decrease in chargebacks and refunds from the prior year. Our gross billings increased by 62%, or $9,066,248, to $23,644,412 in the year ended March 31, 2018 versus $14,578,164 in the year ended March 31, 2017; however, this was offset by refunds, incentives, credits, chargebacks, and amounts paid to suppliers.

Operating Costs

Operating costs increased $13,782,979, or 93%, from $14,810,607 for the year ended March 31, 2017 to $28,593,586 for the year ended March 31, 2018. This was due to an increase in our cost of sales and service of $5,850,248, an increase in commissions of $4,859,271, an increase in professional fees of $1,655,523, and an increase in general and administrative costs of $1,111,464. The increases could mostly be explained by our issuance of 174,375,333 million shares being issued in exchange for entering into a license agreement, a cloud mining agreement, and several consulting agreements, resulting in $6,846,059 worth of expense being recorded during the year ended March 31, 2018. Additionally, there were increases in commissions due to increasing revenues, the growth of the distribution network, and bonus programs in place that did not exist in the prior year. Lastly, there were increases due to larger amounts paid for increasing marketing and development efforts, as well as increases in accounting, audit, and legal fees associated with our reverse acquisition that was effective April 1, 2017, our public company filing requirements, and our agreements entered into during the period.

Other Income (Expense)

Other income (expense) went from $(485,504) for the year ended March 31, 2017 to $(4,212,273) for the year ended March 31, 2018. The increase is due to the loss on debt extinguishment and the loss on spin-off of operations during the year ended March 31, 2018, as compared to no such expense in the prior period. Additionally, during the year ended March 31, 2018, we issued 239,575,884 shares of our common stock in settlement of debt, wherein accrued liabilities, principal, accrued interest, and derivative liabilities were extinguished in the amounts of $430,892, $2,348,606, $20,696, and $38,557, respectively, and we recognized a loss on the settlement of debt in the amount of $3,186,394 in the statement of operations.

Additionally, on June 6, 2017, under an Acquisition Agreement with Market Trend Strategies, we spun-off the operations that existed prior to the merger with Wealth Generators, LLC and sold the intangible assets used in those pre-merger operations in exchange for Market Trend assuming $419,139 in liabilities that had been on the books pre-merger. Accordingly, we recorded a gain on the settlement of debt of $419,139 for the liabilities assumed by Market Trend and wrote off goodwill of $1,118,609 as a loss on spin-off of operations.

Liquidity and Capital Resources

During the year ended March 31, 2018, we incurred a loss of $14,913,016. However, only $1,045,665 was cash related. This negative cash flow was funded by borrowing $498,380 from related parties, proceeds of $1,675,000 from new lending arrangements, and proceeds of $3,121,776 from the sale of common stock, offset by repayments of $1,316,500 to related parties and $1,424,578 on debt. As a result, our cash and cash equivalents increased by $1,498,070 to $1,490,686 as compared to $1,616 at the beginning of the fiscal year.

As of March 31, 2018, our current liabilities exceeded our current assets equal to a working capital deficit of $3,919,260. A year ago, at March 31, 2017, the working capital deficit was $4,247,684. Most significantly, our debt was reduced through conversions into common stock, stock issued for liabilities and for services, and debt paid off during the year ended March 31, 2018.

The above matters, among others, raise substantial doubt about our ability to continue as a going concern. During the year ended March 31, 2018, we raised $498,380 in cash proceeds from related parties, $1,675,000 in cash proceeds from new lending arrangements, and $3,121,776 from the sale of common stock. Additionally, during the year ended March 31, 2018, we exchanged $2,322,606 worth of debt into shares of common stock. Going forward we plan to reduce obligations with cash flow provided by operations and pursue additional debt and equity financing; however, we cannot assure that funds will be available on terms acceptable to us, or if available, will be sufficient to enable us to fully complete our development activities or sustain operations. Nevertheless, the shortage of working capital adversely affects our ability to develop or participate in activities that promote our business, because a substantial portion of cash flow goes to reduce debt rather than to advance operating activities. To address this, we have implemented a series of adjustments to its affiliate/distributor bonus plan. These adjustments are designed to bring the maximum payout percentage in line with company objectives. During the period, the bonus plan exceeded maximum payout on three occasions and consistently paid out near the maximum percentage. We believe the adjustments initiated will reduce the payout slowly over a three-month period with payout percentages closer to 60%.

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

Basis of Accounting

The Company’s policy is to prepare its financial statements on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America.

Principles of Consolidation

The consolidated financial statements include the accounts of Investview, Inc., and our wholly owned subsidiaries, Kuvera, LLC, Investment Tools & Training, LLC, Razor Data Corp., and SAFE Management, LLC. We have determined that one affiliated entity, Kuvera LATAM S.A.S., which we conduct business with, is a variable interest entity and we are the primary beneficiary of the entities activities. As a result, we have consolidated the accounts of this variable interest entity into the accompanying consolidated financial statements. All intercompany transactions and balances have been eliminated in consolidation.

Use of Estimates

The preparation of these financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Revenue Recognition

We recognize revenue in accordance with FASB ASC Subtopic 605-10, Revenue Recognition, which requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the selling price is fixed and determinable; and (4) collectability is reasonably assured.

The majority of our revenue is generated by subscription sales and payment is received at the time of purchase. We recognize revenue for subscription sales over the subscription period and deferred revenue is recorded for the portion of the subscription period subsequent to each reporting date. Additionally, we offer a 10-day trial period to subscription customers, during which a full refund can be requested if a customer does not like the product. Revenues are deferred during the trial period as collectability cannot be reasonably assured until that time has passed. Revenues are presented net of sales incentives, credits, known and estimated refunds, and known and estimated credit card chargebacks.

We generate revenue from the sale of cryptocurrency mining services to our customers through our arrangement with a third-party supplier. We report net revenue retained at the time of purchase which represents our fees earned as an agent.

Revenue generated for the years ended March 31, 2018 and 2017, is as follows:

	March 31, 2018			March 31, 2017
	Subscription Revenue	Cryptocurrency Mining Revenue	Total	Subscription Revenue	Cryptocurrency Mining Revenue	Total
Gross billings	$14,758,614	$8,885,798	$23,644,412	$14,578,164	$-	$14,578,164
Refunds, incentives, credits, and chargebacks	(859,035)	-	(859,035)	(1,705,217)	-	(1,705,217)
Amounts paid to supplier	-	(4,867,945)	(4,867,945)	-	-	-
Net revenue	$13,899,579	$4,017,853	$17,917,432	$12,872,947	$-	$12,872,947

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that material information required to be disclosed in our periodic reports filed under the Securities Exchange Act of 1934, as amended, or 1934 Act, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to ensure that such information is accumulated and communicated to our management, including our chief executive officer and acting chief financial officer as appropriate, to allow timely decisions regarding required disclosure. We carried out an evaluation, under the supervision and with the participation of our management, including the principal executive officer and the principal financial officer (principal financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13(a)-15(e) under the 1934 Act, as of the end of the period covered by this report. Based on this evaluation, because of the Company’s limited resources and limited number of employees, management concluded that our disclosure controls and procedures were ineffective as of March 31, 2018.

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

With the participation of our Chief Executive Officer and Acting Chief Financial Officer (principal financial officer), our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of March 31, 2018 based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on our evaluation and the material weaknesses described below, management concluded that the Company did not maintain effective internal control over financial reporting as of March 31, 2018 based on the COSO framework criteria. Management has identified the following material weaknesses in internal control over financial reporting: 1) The Company lacks controls to ensure they are adequately capturing their liabilities at each reporting date. 2) The Company does not have the appropriate processes or controls in place to efficiently or timely match transactions within their accounting system to their back-end operating system. 3) The Company lacks the processes and controls necessary to timely reconcile their accounts and to adequately analyze complex disclosure and presentation issues. Management of the Company believes that these material weaknesses have been due to the small size of the Company’s accounting staff and reliance on outside consultants for external reporting.

In light of the above-mentioned material weaknesses, we performed additional analyses and procedures in order to conclude that our consolidated financial statements for the year ended March 31, 2018 included in this Annual Report on Form 10-K were fairly stated in accordance with US GAAP.

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

Changes in Internal Controls

During the fiscal quarter ended March 31, 2018, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following table sets forth certain information with respect to our directors and executive officers during the 2018 Fiscal Year.

Name	Age	Position
Ryan Smith	52	Chief Executive Officer and Director
Annette Raynor	54	Chief Operating Officer and Director
Chad Miller	53	Director
William Kosoff *	76	Acting Chief Financial Officer and Former Director
Dr. Joseph J. Louro*	62	Former Chief Executive Officer and Former Chairman of the Board

* Resigned as an executive officer and/or director.

Background of Executive Officers and Directors

Ryan Smith. Mr. Smith has served as director and Chief Executive officer since March 31, 2017. Since 2013, Mr. Smith has served as the Chief Executive Officer of Kuvera, LLC, formerly Wealth Generators, LLC. Mr. Smith received his BS from The University of Utah in 2003.

Annette Raynor. Ms. Raynor has served as the Company’s Chief Operating Officer since March 31, 2017 and as a director since June 6, 2017.  Since 2013, Ms. Raynor has served as the Chief Operating Officer of Kuvera, LLC, formerly Wealth Generators, LLC, the Company’s wholly owned subsidiary. Ms. Raynor holds her Series 65 Registered Investment Advisor license and is a licensed realtor in the State of New Jersey.

Chad Miller.  Mr. Miller was appointed as a director on June 6, 2017. Mr. Miller co-founded Kuvera, LLC, formerly Wealth Generators, LLC in 2013. Prior to 2013, Mr. Miller held his Series 63 – Uniform Securities License, Series 7 General Securities License and Series 24 General Securities Principal License and was employed by various brokerage firms from 1999 through 2010.

William C. Kosoff – Chief Financial Officer and Director. From September 2006 Mr. Kosoff has been a Director of the Company, and served in various positions including Chief Financial Officer, Secretary, and Treasurer during the past seven years. He had a break in service as an officer and employee from December 2012 to April 2013 when he returned and currently serves again as Acting Chief Financial Officer. He was in the high technology industry for 45 years serving in Engineering, Marketing, Sales, and Senior Management positions with Rockwell International from 1960 to 1984. In 1984, he co-founded Telenetics Corp as President and Chief Executive Officer. In 1987 Telenetics became public through an IPO on NASDAQ and was acquired in 2006 by a private firm. Mr. Kosoff received his Bachelor of Arts in Physics from California State University in 1978 and earned a Professional Certificate in Accounting from New York University in 2010.

Our directors are elected for a term of one year and/or until their successors qualified, nominated, and elected.

Role of the Board

It is the paramount duty of the Board to oversee the Company’s Chief Executive Officer (the “CEO”) and other senior management in the competent and ethical operation of the Company on a day-to-day basis and to assure that the long-term interests of the shareholders are being served. To satisfy this duty, the directors take a proactive, focused approach to their position, and set standards to ensure that the Company is committed to business success through maintenance of ambitious standards of responsibility and ethics.

The Board met formally a total of two times during fiscal 2018.

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

Compensation Committee

The Company currently does not have a designated Compensation Committee, and accordingly, the Company's Board of Directors' will approve all compensation matters until such committee is established and approved.

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

Section 16(a) Compliance

Section 16(a) of the Securities Exchange Act of 1934, requires our directors, executive officers and persons who own more than 10% of our common stock to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other of our equity securities. During the year ended March 31, 2018, our officers, directors and 10% stockholders made the required filings pursuant to Section 16(a).

ITEM 11. EXECUTIVE COMPENSATION

Directors’ Compensation

There was no Compensation for the three Directors during the year ending March 31, 2018.

Executive Officers’ Compensation

The following table sets forth information concerning the annual and long-term compensation earned by or paid to our Chief Executive Officer and to other persons who served as executive officers as at and/or during the fiscal year ended March 31, 2018 or who earned compensation exceeding $100,000 during fiscal year 2018 (the “named executive officers”), for services as executive officers for the last two fiscal years.

Summary Compensation Table

Name and Principal Position	Fiscal Year	Salary	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Non Qualified Deferred Compensation Earnings	All Other Compensation	Total
		($)	($)	($)	($)	($)	($)	($)

Dr. Joseph J. Louro	2017	150,000 [1]	-	-	-		-	150,000
Former CEO and	2018	- [1]	-	-	-		-	-
Chairman
William C. Kosoff	2017	95,704 [2]	-	-	-	27,500	-	127,250
Acting CFO	2018	52,000 [2]	-	-	-	-	-	52,000
Ryan Smith	2017	80,000 [3]	-	-	-	115,000	-	195,000
CEO & Founder	2018	217,500 [3]	-	-	-	-	111,935 [3]	329,435
Annette Raynor	2017	80,000 [4]	-	-	-	115,000	-	195,000
COO & Founder	2018	207,500 [4]	-	-	-	-	103,935 [4]	311,435
Chad Miller	2017	40,000 [5]	-	-	-	155,000	-	195,000
Director & Founder	2018	217,500 [5]	-	-	-	-	106,935 [5]	324,435
Mario Romano	2017	80,000 [6]	-	-	-	115,000	-	195,000
Director of Finance & Founder	2018	207,500 [6]	-	-	-	-	103,935 [6]	311,435

[1]
Dr. Louro did not receive any cash compensation during the year ended March 31, 2017 and settled his accrued $150,000 for 3,000,000 shares of Investview’s restricted common stock. On April 6, 2017, Dr. Joseph Louro voluntarily resigned as Chairman and CEO and received no compensation during the year ended March 31, 2018.

[2]
William Kosoff was not compensated with any cash for salary during the year ending March 31, 2017. He accrued $95,704 which was settled for 1,914,080 shares of Investview’s restricted common stock.

[3]
A portion of Ryan Smith's compensation was paid to Kays Creek Capital, an entity in which Ryan Smith is an owner.

[4]
A portion of Annette Raynor's compensation was paid to Wealth Engineering LLC, an entity in which Annette Raynor is a 50% owner.

[5]
A portion of Chad Miller's compensation was paid to Kays Creek Capital and MILCO, entities in which Chad Miller is an owner.

[6]
A portion of Mario Romano’s compensation was paid to Wealth Engineering LLC, an entity in which Mario Romano is a 50% owner.

Outstanding Equity Awards at Fiscal Year-End Table

Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#)Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)

NONE

Employment Agreements and Revenue Share Agreements

The four Founders, Ryan Smith, Chief Executive Officer; Chad Miller, Chief Visionary Officer; Annette Raynor, Chief Operating Officer; and Mario Romano, Director of Finance and Investor Relations all entered into “FOUNDER EMPLOYMENT AGREEMENTS” effective October 1, 2017.

The terms and covenants in the four agreements are the same for each of the Founders and have a term of five years that automatically renew for three successive five-year terms unless terminated prior to the 90th day following the expiration of the applicable term. The Founders shall be paid an annual salary of $225,000 with annual reviews by the board of directors or the designated compensation committee to determine whether an increase in salary is appropriate based on Employer's results of operations, increased activities or responsibilities of the Founder, or such other factors as the board of directors or the designated compensation committee thereof may deem appropriate. In addition, the Founders shall be entitled to receive health fringe benefits that are generally available to the Company’s employees.

The FOUNDER’S REVENUE AGREEMENTS (the “Agreements”) were entered into on October, 11 2017, by and among INVESTVIEW INC. a Nevada corporation (the “Company”), and Chad Miller, Annette Raynor, Mario Romano, and Ryan Smith (each a “Founder,” and together the “Founders”).
As consideration for their efforts in founding Wealth Generators LLC, beginning January 1, 2018, for the month ended December 31, 2017, each of the Founders shall have the right to receive three-quarters of one percent (0.75%) of the Company’s top-line revenue, which shall be calculated and paid on a monthly basis. This right shall be permanent and irrevocable, is not connected in any manner to the Founder’s employment with the Company and shall be treated as a portion of the Founder’s estate if it has not been assigned by the Founder prior to the Founder’s death.

William Kosoff

As of April 3, 2017, upon the reverse acquisition of Wealth Generators LLC, Mr. Kosoff was appointed as the Acting Chief Financial Officer and resumed payroll as an employee at a mutually agreed reduced rate. In the event the employee resigns without good reason with 90 days written notice or is terminated for cause (willful misconduct) with 30 days written notice, the employee is entitled to all accrued and unpaid compensation as of the date of such termination and expense reimbursement.

Dr. Joseph Louro

On April 6, 2017, Dr. Joseph Louro voluntarily resigned as Chairman and CEO and as a result the employment agreement with Dr. Louro has been terminated.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS, MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table provides information as to shares of common stock beneficially owned as of May 31, 2018 by:

●
Each director;

●
Each officer named in the summary compensation table;

●
Each person owning of record or known by us, based on information provided to us by the persons named below, to own beneficially at least 5% of our common stock; and

●
All directors and executive officers as a group.

Name of Beneficial Owner [1]	Common Stock Beneficially Owned	Percentage of Common Stock [2]
Chad Miller, Chairman [1], [3]	631,874,710	29.12%
Ryan Smith, CEO and Director [1], [3]	631,874,710	29.12%
Annette Raynor, COO and Director [1], [4]	215,356,942	9.93%
Mario Romano, Co-Founder and Treasurer	215,356,942	9.93%
William C. Kosoff, Acting CFO [1]	3,970,680	<1%
CR Capital Holdings LLC [3]	631,874,710	29.12%
Wealth Engineering LLC [4]	110,356,942	5.09%
Wealth Colony LLC [5]	101,900,708	4.69%
All Officers and Directors as a group (4 Persons)	851,211,332	39.23%

[1]
Except as otherwise indicated, the address of each beneficial owner is c/o Investview, Inc., 12 South 400 West, Salt Lake City, Utah 84101

[2]
Applicable percentage ownership is based on 2,169,661,318 shares of common stock outstanding as of June 19, 2018, together with securities exercisable or convertible into shares of common stock within 60 days of June 19, 2018 for each stockholder. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock that are currently exercisable or exercisable within 60 days of June 19, 2018 are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

[3]
Ryan Smith and Chad Miller each own 50% of CR Capital Holdings LLC and, as a result, have voting and dispositive control of the securities and are deemed to be the beneficial owner of such shares of common stock.

[4]
Mario Romano and Annette Raynor each own 50% of Wealth Engineering LLC and, as a result, have voting and dispositive control of the securities and are deemed to be the beneficial owner of such shares of common stock.

No Director, executive officer, affiliate or any owner of record or beneficial owner of more than 5% of any class of voting securities of the Company is a party adverse to the Company or has a material interest adverse to the Company.

Securities authorized for issuance under equity compensation plans

The following table provides certain information as of March 31, 2018 with respect to all compensation plans under which shares of our common stock are authorized for issuance.

(a)	(b)	(c)	(d)
	Number of securities to be issued upon exercise of outstanding options, warrants and rights andvesting of restricted stock awards (#)	Weighted-average exercise price of outstanding options, warrants and rights ($)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (b)) (#)
All equity compensation plans approved by security holders	NONE

Equity compensation plans not approved by security holders	NONE	—	—

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Our related party payables consisted of the following:

	Year Ended March 31,
	2018	2017
Short term advances [1]	$1,880	$100,000
Revenue-based funding agreement entered into on 11/8/15 [2]	-	180,000
Short-term promissory note entered into on 9/13/16 [3]	-	150,000
Promissory note entered into on 11/15/16 [4]	-	895
Promissory note entered into on 3/15/17 [5]	-	375,000
	$1,880	$805,895

[1]
We periodically receive advances for operating funds from our current majority shareholders (former members of Wealth Generators prior to the reverse acquisition) and other related parties, including entities that are owned, controlled, or influenced by our owners or management. These advances are due on demand, generally have no set interest rates associated with them, and are unsecured. During the year ended March 31, 2018, we received $498,380 in cash proceeds from advances, incurred $64,605 in interest, and repaid related parties a total of $661,105.

[2]
On November 16, 2015, then a majority member of Wealth Generators (pre-reverse acquisition) and currently a majority shareholder advanced funds of $150,000 under a Revenue-based Funding Agreement, which required that beginning December 30, 2015, we would pay an amount equal to 2% of our top-line revenue generated from the prior month to reduce the loan until the lender had received $450,000. During the year ended March 31, 2018, we agreed to issue 10,000,000 shares of common stock to extinguish $90,000 in debt and to pay $15,000 per month for six months, for a total of $90,000, under a Conversion Agreement. We repaid $90,000 in cash during the year ended March 31, 2018.

[3]
A member of the senior management team has continuously advanced funds of $150,000 at various times, beginning on September 14, 2016, under short-term Promissory Notes and their applicable amendments. All of the notes carry the same terms, have a fixed interest payment of $7,500, and are generally due in less than four weeks. Under this arrangement, during the year ended March 31, 2018, we incurred $27,000 of interest and repaid a total of $177,000.

[4]
We entered into a Promissory Note for $94,788 with a company owned by immediate family members of two members of our executive management team. Funds were advanced to us on November 16 and December 16, 2016, in the amounts of $78,750 and $16,038, respectively. The Promissory Note had a 12-month term, an annual interest rate of 8%, and no prepayment penalty. During the year ended March 31, 2017, we incurred $895 in interest expense on the note and repaid the entire principal balance of $94,788. During the year ended March 31, 208 we repaid the remaining interest balance of $895.

[5]
A company that was a majority member of Wealth Generators (pre-reverse acquisition) and is currently a majority shareholder entered into a Promissory Note in the amount of $300,000, advancing funds on March 17, 2017. The note had a fixed interest amount of $75,000 and matured on September 16, 2017, but was extended initially through November 16, 2017, and then extended a second time through December 31, 2017. An additional $12,500 in interest was incurred for the second extension and total repayments of $387,500 were made on this arrangement during the year ended March 31, 2018.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following is a summary of the fees billed to the Company for professional services rendered for the fiscal years ended March 31, 2018 and 2017.

	March 31, 2018	March 31, 2017
Audit Fees	$153,000	$57,500
Audit Related Fees	7,800	-
Tax Fees	3,000	-
All Other Fees	-	-
Total	$163,800	$57,500

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

Item 15. Exhibits

Exhibit Number*	Title of Document	Location

Item 2	Plan of Acquisition, Reorganization, Arrangement, Liquidation or Succession
2.01	Contribution Agreement between Investview, Inc., Wealth Generators, LLC, and the members of Wealth Generators, LLC dated March 31, 2017	Incorporated by reference to the Current Report on Form 8-K filed April 6, 2017
Item 3	Articles of Incorporation and Bylaws
3.01	Articles of Incorporation	Incorporated by reference to the Form 10SB12G filed August 12, 1999
3.02	Articles of Amendments to the Articles of Incorporation	Incorporated by reference to the Form 10SB12G filed August 12, 1999
3.03	Bylaws	Incorporated by reference to the Form 10SB12G filed August 12, 1999
3.04	Amendment to Articles of Incorporation or by-laws	Incorporated by reference to the Current Report on Form 8-K filed February 15, 2007
3.05	Certificate of Change filed pursuant to NRS 78.209	Incorporated by reference to the Current Report on Form 8-K filed April 6, 2012
3.06	Articles of Merger filed pursuant to NRS 92.A.200	Incorporated by reference to the Current Report on Form 8-K filed April 6, 2012
3.07	Certificate of Amendment to Articles of Incorporation	Incorporated by reference to the Definitive Information Statement filed December 20, 2017
Item 4	Instruments Defining the Rights of Security Holders, including indentures
4.01	Common Stock Specimen	Incorporated by reference to the Registration Statement on Form S-1 filed January 12, 2018.
4.02	Form of Common Stock Purchase Warrant issued to Allied Global Ventures LLC	Incorporated by reference to the Current Report on Form 8-K filed October 8, 2013
4.03	Form of Common Stock Purchase Warrant	Incorporated by reference to the Current Report on Form 8-K filed June 11, 2014
4.04	Form of Common Stock Purchase Warrant – September 30, 2014	Incorporated by reference to the Current Report on Form 8-K filed October 7, 2014
Item 10	Material Contracts
10.01	Employment Agreement between InvestView, Inc. and William Kosoff, entered February 7, 2007**	Incorporated by reference to the Current Report on Form 8-K filed February 12, 2007
10.02	2014 Incentive Stock Plan**	Incorporated by reference to the Registration Statement on Form S-8 filed December14, 2014
10.15	Stipulation of Settlement entered with Evenflow Funding, LLC	Incorporated by reference to the Form 8-K Current Report filed on October 16, 2014
10.22	Form of Conversion Agreement dated June 6, 2017	Incorporated by reference to the Current Report on Form 8-K filed June 12, 2017
10.23	Agreement entered into with CTB Rise International Inc. dated June 7, 2017	Incorporated by reference to the Current Report on Form 8-K filed June 12, 2017
10.24	Founder Employment Agreement between InvestView, Inc. and Ryan Smith, entered October 10, 2017**	Incorporated by reference to the Current Report on Form 8-K filed October 13, 2017
10.25	Founder Employment Agreement between InvestView, Inc. and Annette Raynor, entered October 10, 2017**	Incorporated by reference to the Current Report on Form 8-K filed October 13, 2017
10.26	Founder Employment Agreement between InvestView, Inc. and Chad Miller, entered October 10, 2017**	Incorporated by reference to the Current Report on Form 8-K filed October 13, 2017
10.27	Founder Employment Agreement between InvestView, Inc. and Mario Romano, entered October 10, 2017**	Incorporated by reference to the Current Report on Form 8-K filed October 13, 2017
10.28	Founder Revenue Agreement among InvestView, Inc. and Chad Miller, Annette Raynor, Mario Romano, and Ryan Smith**	Incorporated by reference to the Current Report on Form 8-K filed October 13, 2017
10.29	Contribution and Exchange Agreement between InvestView, Inc. and HODO-mania, Inc., entered October 20, 2017	Incorporated by reference to the Current Report on Form 8-K filed October 27, 2017
10.30	Product Contribution Agreement between InvestView, Inc. and Priam Technologies, Inc., entered November 13, 2017	Incorporated by reference to the Current Report on Form 8-K filed November 15, 2017
10.31	Exclusive License Agreement between InvestView, Inc. and Binnacle Research Marketing, Inc., entered November 13, 2017	Incorporated by reference to the Current Report on Form 8-K filed November 15, 2017
10.32	Product Contribution Agreement between InvestView, Inc. and WestMyn Technology Services, Inc., entered November 13, 2017	Incorporated by reference to the Current Report on Form 8-K filed November 15, 2017

10.33	Securities Purchase Agreement between InvestView, Inc. and D-Beta One EQ, Ltd., entered December 6, 2017	Incorporated by reference to the Current Report on Form 8-K filed December 13, 2017
10.34	Registration Rights Agreement between InvestView, Inc. and D-Beta One EQ, Ltd., entered December 6, 2017	Incorporated by reference to the Current Report on Form 8-K filed December 13, 2017
10.35	Standby Equity Distribution Agreement between InvestView, Inc. and YAII PN, Ltd., entered December 6, 2017	Incorporated by reference to the Current Report on Form 8-K filed December 13, 2017
Item 21	Subsidiaries of the Registrant
21.01	Schedule of Subsidiaries	Incorporated by reference to the Registration Statement on Form S-1 filed January 12, 2018.
21.02	Name change of subsidiary Wealth Generators LLC to Kuvera LLC	Incorporated by reference to the Current Report on Form 8-K filed March 1, 2018.
Item 23	Consents of Experts and Counsel
23.01	Consent of Independent Public Accounting Firm	This filing. (Included on page F-2)
Item 31
31.1	Rule 13a-14a Certification of Principal Executive Officer	This filing.
31.2	Rule 13a-14a Certification of Principal Financial Officer	This filing.
32.1	Section 1350 Certification of the Principal Executive Officer	This filing.
32.2	Section 1350 Certification of the Principal Financial Officer	This filing.
Item 99	Miscellaneous
99.01	Audited Financial Statements of Wealth Generators, LLC for the years ended March 31, 2017 and 2016	Incorporated by reference to the Current Report on Form 8-K/A filed June 30, 2017
Item 101	Interactive Data Files***
101.INS	XBRL Instance Document	This Filing
101.SCH	XBRL Taxonomy Extension Schema	This Filing
101.CAL	XBRL Taxonomy Extension Calculation Linkbase	This Filing
101.DEF	XBRL Taxonomy Extension Definition Linkbase	This Filing
101.LAB	XBRL Taxonomy Extension Label Linkbase	This Filing
101.PRE	XBRL Taxonomy Extension Presentation Linkbase	This Filing
_______________________
*
All exhibits are numbered with the number preceding the decimal indicating the applicable SEC reference number in Item 601 and the number following the decimal indicating the sequence of the particular document. Omitted numbers in the sequence refer to documents previously filed as an exhibit.
**
Identifies each management contract or compensatory plan or arrangement required to be filed as an exhibit, as required by Item 15(a)(3) of Form 10-K.
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

Investview Inc.

Dated: June 29, 2018	By:	/s/ Ryan Smith
Ryan Smith
Chief Executive Officer
(Principal Executive Officer)

Dated: June 29, 2018	By:	/s/ William C. Kosoff
William C. Kosoff
Acting Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Ryan Smith	Chief Executive Officer and Director	June 29, 2018
Ryan Smith	(Principal Executive Officer)

/s/ Chad Miller	Director	June 29, 2018
Chad Miller

/s/ Annette Raynor	Chief Operating Officer and Director	June 29, 2018
Annette Raynor

MARCH 31, 2018 AND 2017

FORMING A PART OF ANNUAL REPORT
PURSUANT TO THE SECURITIES EXCHANGE ACT OF 1934

INVESTVIEW, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Investview, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Investview, Inc. (the Company) as of March 31, 2018 and 2017, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for each of the years in the two-year period ended March 31, 2018, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the two-year period ended March 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Consideration of the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 4 to the financial statements, the Company has suffered losses from operations and its current cash flow is not enough to meet current needs. This raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regards to this matter are also described in Note 4. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Haynie & Company

Haynie & Company
Salt Lake City, Utah
June 29, 2018

We have served as the Company’s auditor since 2017.

INVESTVIEW, INC.
CONSOLIDATED BALANCE SHEETS

	March 31,	March 31,
	2018	2017
ASSETS
Current assets:
Cash and cash equivalents	$1,490,686	$1,616
Prepaid assets	3,555	-
Receivables	472,557	444,610
Short term advances	10,000	10,000
Short term advances - related party	36,510	-
Other current assets	480,370	-
Total current assets	2,493,678	456,226

Fixed assets, net	18,860	10,235

Other assets:
Long term license agreement, net	2,133,620	-
Deposits	4,500	6,000
Total other assets	2,138,120	6,000

Total assets	$4,650,658	$472,461

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued liabilities	$5,352,073	$1,370,972
Deferred revenue	863,740	433,298
Related party payables	1,880	805,895
Debt, current portion	195,245	2,093,745
Total current liabilities	6,412,938	4,703,910

Total liabilities	6,412,938	4,703,910

Commitments and contingencies	-	-

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, par value: $0.001; 10,000,000 shares authorized, none issued and outstanding as of March 31, 2018 and 2017	-	-
Common stock, par value $0.001; 10,000,000,000 shares authorized; 2,169,661,318 and 125,889,455 issued and 2,169,661,318 and 125,888,155 outstanding as of March 31, 2018 and 2017, respectively	2,169,661	125,890
Additional paid in capital	16,137,945	805,637
Treasury stock, 0 and 1,300 shares outstanding as of March 31, 2018 and 2017, respectively	-	(8,589)
Accumulated other comprehensive income	(2,483)	-
Accumulated deficit	(20,067,403)	(5,154,387)
Total stockholders' equity (deficit)	(1,762,280)	(4,231,449)

Total liabilities and stockholders' equity (deficit)	$4,650,658	$472,461

The accompanying notes are an integral part of these consolidated financial statements

INVESTVIEW, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended March 31,
	2018	2017

Revenue:
Subscription revenue, net of refunds, incentives, credits, and chargebacks	$13,899,579	$12,872,947
Cryptocurrency mining service revenue, net of amounts paid to supplier	4,017,853	-
Total revenue, net	17,917,432	12,872,947

Operating costs and expenses:
Cost of sales and service	6,713,097	862,849
Commissions	14,271,926	9,412,655
Selling and marketing	454,225	500,032
Salary and related	2,270,479	1,918,199
Professional fees	2,572,831	917,308
General and administrative	2,311,028	1,199,564
Total operating costs and expenses	28,593,586	14,810,607

Net loss from operations	(10,676,154)	(1,937,660)

Other income (expense):
Loss on debt extinguishment	(2,767,422)	-
Loss on spin-off of operations	(1,118,609)	-
Realized loss on cryptocurrency	(10,939)	-
Unrealized loss on cryptocurrency	(135,729)	-
Interest expense - related parties	(104,105)	(274,057)
Interest expense	(74,976)	(205,327)
Other income (expense)	(493)	(6,120)
Total other income (expense)	(4,212,273)	(485,504)

Loss before income taxes	(14,888,427)	(2,423,164)

Income tax expense	(24,589)	(4,039)

Net Loss	$(14,913,016)	$(2,427,203)

Loss per common share, basic and diluted	$(0.01)	$(0.07)

Weighted average number of common shares outstanding, basic and diluted	1,911,786,477	32,921,458

The accompanying notes are an integral part of these consolidated financial statements

INVESTVIEW, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT

				Common			Accumulated
			Additional	Stock			Other
	Common stock		Paid in	Subscription	Treasury	Accumulated	Comprehensive
	Shares	Amount	Capital	Receivable	Stock	Deficit	Income	Total
Balance, March 31, 2016	14,966,911	$14,967	$(686,028)	$(250,000)	$(8,589)	$(2,727,184)	$-	$(3,656,834)
Common stock issued for cash	10,670,840	10,671	146,829	-	-	-	-	157,500
Common stock issued for services	6,072,200	6,072	25,703	-	-	-	-	31,775
Common stock issued in payment of compensation	21,069,580	21,070	962,666	-	-	-	-	983,736
Common stock issued for director fees	400,000	400	25,400	-	-	-	-	25,800
Common stock issued in settlement of debt	72,709,924	72,710	303,289	-	-	-	-	375,999
Reclass derivative liability to equity upon convertible note payoff	-	-	277,778	-	-	-	-	277,778
Contributed capital	-	-	(250,000)	250,000	-	-	-	-
Net loss	-	-	-	-	-	(2,427,203)	-	(2,427,203)
Balance, March 31, 2017	125,889,455	125,890	805,637	-	(8,589)	(5,154,387)	-	(4,231,449)
Common stock issued for cash	267,127,500	267,128	2,854,648	-	-	-	-	3,121,776
Common stock issued for license agreement	80,000,000	80,000	2,176,000	-	-	-	-	2,256,000
Common stock issued for services	94,375,333	94,375	6,632,860	-	-	-	-	6,727,235
Common stock issued in settlement of debt	239,575,884	239,576	5,377,558	-	-	-	-	5,617,134
Wealth Generators reverse acquisition	1,358,670,942	1,358,670	(804,759)	-	-	-	-	553,911
Offering costs	4,273,504	4,273	(269,273)	-	-	-	-	(265,000)
Cancellation of stock	(250,000)	(250)	250	-	-	-	-	-
Cancellation of treasury stock	(1,300)	(1)	(8,588)	-	8,589	-	-	-
Price protection guarantee	-	-	(626,388)	-	-	-	-	(626,388)
Foreign currency translation adjustment	-	-	-	-	-	-	(2,483)	(2,483)
Net loss	-	-	-	-	-	(14,913,016)	-	(14,913,016)
Balance, March 31, 2018	2,169,661,318	$2,169,661	$16,137,945	$-	$-	$(20,067,403)	$(2,483)	$(1,762,280)

The accompanying notes are an integral part of these consolidated financial statements

INVESTVIEW, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended March 31,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(14,913,016)	$(2,427,203)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation	2,639	2,270
Stock issued for services and license agreement	6,846,059	-
Debt issuance costs - related party	-	274,057
Debt issuance costs	-	205,327
Loss on spin-off of operations	1,118,609	-
Loss on debt settlement	2,767,422	-
Realized loss on cryptocurrency	10,939	-
Unrealized loss on cryptocurrency	135,729	-
Changes in operating assets and liabilities:
Receivables	122,053	(327,630)
Prepaid assets	-	-
Deposits	1,500	(1,500)
Short term advances from related parties	(36,510)	-
Other current assets	(627,038)	-
Accounts payable and accrued liabilities	2,924,522	656,458
Deferred revenue	422,369	(24,056)
Accrued interest	74,953	-
Accrued interest - related parties	104,105	-
Net cash used in operating activities	(1,045,665)	(1,642,277)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from short term advances	-	100,000
Repayments for short term advances	-	(110,000)
Repayments for related party advances	-	194,977
Cash received in reverse acquisition	3,550	-
Payments for fixed assets	(11,264)	-
Net cash provided by (used in) investing activities	(7,714)	184,977

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from related parties	498,380	1,370,788
Repayments for related party payables	(1,316,500)	(1,360,044)
Proceeds from debt	1,675,000	1,824,965
Repayments for debt	(1,424,578)	(267,577)
Proceeds from the sale of stock	3,121,776	-
Proceeds from the sale of members interests	-	25,000
Payments for offering cost	(15,000)	-
Distributions to members	-	(204,514)
Net cash provided by financing activities	2,539,078	1,388,618

Effect of exchange rate translation on cash	3,371	-

Net increase (decrease) in cash and cash equivalents	1,489,070	(68,682)
Cash and cash equivalents-beginning of period	1,616	70,298
Cash and cash equivalents-end of period	$1,490,686	$1,616

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$117,500	$198,162
Income taxes	$24,589	$4,039
Non cash investing and financing activities:
Common stock issued for reverse acquisition	$662,048	$-
Common stock issued in settlement of related party payables	$90,000	$-
Common stock issued in settlement of debt	$2,232,606	$-
Common stock issued for prepaid services and long term license agreement	$2,137,175	$-
Cancellation of Shares	$250	$-
Cancellation of Treasury Shares	$8,589	$-
Liability for offering cost	$250,000	$-
Shares issued for offering cost	$4,274	$-
Price protection guarantee	$626,388	$-

The accompanying notes are an integral part of these consolidated financial statements

NOTE 1 – ORGANIZATION AND NATURE OF BUSINESS

Organization

Investview, Inc. was incorporated on January 30, 1946, under the laws of the state of Utah as the Uintah Mountain Copper Mining Company. In January 2005 the Company changed domicile to Nevada, and changed its name to Voxpath Holding, Inc. In September of 2006 the Company merged The Retirement Solution Inc. through a Share Purchase Agreement into Voxpath Holdings, Inc. and then changed its name to TheRetirementSolution.Com, Inc. and in October 2008 changed its name to Global Investor Services, Inc., before changing its name to Investview, Inc., on March 27, 2012.

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

On February 28, 2018, we filed a name change for Wealth Generators, LLC to Kuvera, LLC (“Kuvera”).

Nature of Business

Through our wholly owned subsidiary, Kuvera, we provide research, education, and investment tools designed to assist the self-directed investor in successfully navigating the financial markets. These services include research, trade alerts, and live trading rooms that include instruction in equities, options, FOREX, ETFs, binary options, crowdfunding and cryptocurrency mining services and sector education. In addition to trading tools and research, we also offer full education and software applications to assist the individual in debt reduction, increased savings, budgeting, and proper tax management. Each product subscription includes a core set of trading tools/research along with the personal finance management suite to provide an individual with complete access to the information necessary to cultivate and manage his or her financial situation. Different packages are available through a monthly subscription that can be cancelled at any time at the discretion of the customer. A unique component of the product marketing plan is the distribution method whereby all subscriptions are sold via current participating customers who choose to distribute and sell the services by participating in the bonus plan. The bonus plan participation is purely optional but enables individuals to create an additional income stream to further support their personal financial goals and objectives.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Accounting

The Company’s policy is to prepare its financial statements on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America.

Principles of Consolidation

The consolidated financial statements include the accounts of Investview, Inc., and our wholly owned subsidiaries, Kuvera, LLC, Investment Tools & Training, LLC, Razor Data Corp., and SAFE Management, LLC. We have determined that one affiliated entity, Kuvera LATAM S.A.S., which we conduct business with, is a variable interest entity and we are the primary beneficiary of the entities activities. As a result, we have consolidated the accounts of this variable interest entity into the accompanying consolidated financial statements. All intercompany transactions and balances have been eliminated in consolidation.

Use of Estimates

The preparation of these financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Foreign Exchange

We have consolidated the accounts of Kuvera LATAM S.A.S. into our consolidated financial statements. The operations of Kuvera LATAM S.A.S. are conducted in Colombia and its functional currency is the Colombian Peso.

The financial statements of Kuvera LATAM S.A.S. are prepared using the Colombian Peso and have been translated into U.S. dollars (“USD”). Assets and liabilities are translated into USD at the applicable exchange rates at period-end. Stockholders’ equity is translated using historical exchange rates. Revenue and expenses are translated at the average exchange rates for the period. Any translation adjustments are included as foreign currency translation adjustments in accumulated other comprehensive income in our stockholders’ equity (deficit).

The following rates were used to translate the accounts of Kuvera LATAM S.A.S. into USD at the following balance sheet dates.

	March 31, 2018	March 31, 2017
Colombian Peso to USD	0.00036	n/a

The following rates were used to translate the accounts of Kuvera LATAM S.A.S. into USD for the following operating periods.

	Year ended March 31,
	2018	2017
Colombian Peso to USD	0.00034	n/a

Concentration of Credit Risk

Financial instruments that potentially expose the Company to concentration of credit risk include cash, accounts receivable, and advances. The Company places its cash and temporary cash investments with credit quality institutions. At times, such investments may be in excess of the FDIC insurance limit of $250,000. As of March 31, 2018 and 2017 cash balances that exceeded FDIC limits were $1,095,329 and $0, respectively, and the Company has not experienced significant losses relating to these concentrations in the past.

Cash and Cash Equivalents

For purposes of reporting cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. As of March 31, 2018 and 2017 the Company had no cash equivalents.

Receivables

Receivable are carried at net realizable value, representing the outstanding balance less an allowance for doubtful accounts based on a review of all outstanding amounts. Management determines the allowance for doubtful accounts by regularly evaluating individual receivables and receivables are written off when deemed uncollectible. Recoveries of receivables previously written off are recorded when received. The Company had no allowance for doubtful accounts as of March 31, 2018 and 2017.

Cryptocurrencies

We hold cryptocurrency-denominated assets (“cryptocurrencies”) and include them in our consolidated balance sheet as other current assets. We record cryptocurrencies at fair market value and recognize the change in the fair value of our cryptocurrencies as an unrealized gain or loss in the consolidated statement of operations. As of March 31, 2018 and March 31, 2017 the fair value of our cryptocurrencies was $480,370 and $0, respectively. During the year ended March 31, 2018 we recorded $(10,939) and $(135,729) as realized and unrealized gain (loss) on cryptocurrency, respectively. We recorded no realized or unrealized gain (loss) on cryptocurrencies during the year ended March 31, 2017.

Fixed Assets

Fixed assets are stated at cost and depreciated using the straight-line method over their estimated useful lives as follows:

Furniture, fixtures, and equipment	10 years
Computer equipment	3 years

When retired or otherwise disposed, the carrying value and accumulated depreciation of the fixed asset is removed from its respective accounts and the net difference less any amount realized from disposition, is reflected in earnings. Expenditures for maintenance and repairs which do not extend the useful lives of the related assets are expensed as incurred.

Fixed assets are presented net of accumulated depreciation of $7,173 and $4,534, as of March 31, 2018 and 2017, respectively. Total depreciation expense for the years ended March 31, 2018 and 2017 was $2,639 and $2,270, respectively.

Long Term License Agreement

We account for our long-term license agreement in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”), Subtopic 350-30, General Intangibles Other Than Goodwill (“ASC 350-30”). ASC 350-30 requires assets to be measured based on the fair value of the consideration given or the fair value of the assets (or net assets) acquired, whichever is more clearly evident and, thus, more reliably measurable. Further, ASC 350-30 requires an intangible asset to be amortized over its useful life, which we have determined to be 15 years. Annual amortization is expected to be $150,400 related to our long-term license agreement.

Impairment of Long-Lived Assets

We have adopted ASC Subtopic 360-10, Property, Plant and Equipment (“ASC 360-10”). ASC 360-10 requires that long-lived assets and certain identifiable intangibles held and used by the Company be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable or when the historical cost carrying value of an asset may no longer be appropriate. Events relating to recoverability may include significant unfavorable changes in business conditions, recurring losses, or a forecasted inability to achieve break-even operating results over an extended period.

The Company evaluates the recoverability of long-lived assets based upon future net cash flows expected to result from the asset, including eventual disposition. Should impairment in value be indicated, the carrying value of intangible assets will be adjusted and an impairment loss is recorded equal to the difference between the asset’s carrying value and fair value or disposable value.

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

●
quoted prices for similar assets or liabilities in active markets;
●
quoted prices for identical or similar assets or liabilities in markets that are not active;
●
inputs other than quoted prices that are observable for the asset or liability; and
●
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

Our financial instruments consist of cash, accounts receivable, and accounts payable. We have determined that the book value of our outstanding financial instruments as of March 31, 2018 and March 31, 2017, approximates the fair value due to their short-term nature.

Items recorded or measured at fair value on a recurring basis in the accompanying consolidated financial statements consisted of the following items as of March 31, 2018:

	Level 1	Level 2	Level 3	Total
Cryptocurrencies	$480,370	$-	$-	$480,370
Total Assets	$480,370	$-	$-	$480,370

Total Liabilities	$-	$-	$-	$-

Items recorded or measured at fair value on a recurring basis in the accompanying consolidated financial statements consisted of the following items as of March 31, 2017:

	Level 1	Level 2	Level 3	Total
Total Assets	$-	$-	$-	$-

Total Liabilities	$-	$-	$-	$-

Revenue Recognition

We recognize revenue in accordance with FASB ASC Subtopic 605-10, Revenue Recognition, which requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the selling price is fixed and determinable; and (4) collectability is reasonably assured.

The majority of our revenue is generated by subscription sales and payment is received at the time of purchase. We recognize revenue for subscription sales over the subscription period and deferred revenue is recorded for the portion of the subscription period subsequent to each reporting date. Additionally, we offer a 10-day trial period to subscription customers, during which a full refund can be requested if a customer does not like the product. Revenues are deferred during the trial period as collectability cannot be reasonably assured until that time has passed. Revenues are presented net of sales incentives, credits, known and estimated refunds, and known and estimated credit card chargebacks.

We generate revenue from the sale of cryptocurrency mining services to our customers through our arrangement with a third-party supplier. We report net revenue retained at the time of purchase which represents our fees earned as an agent.

Revenue generated for the years ended March 31, 2018 and 2017, is as follows:

	March 31, 2018			March 31, 2017
	Subscription Revenue	Cryptocurrency Mining Revenue	Total	Subscription Revenue	Cryptocurrency Mining Revenue	Total
Gross billings	$14,758,614	$8,885,798	$23,644,412	$14,578,164	$-	$14,578,164
Refunds, incentives, credits, and chargebacks	(859,035)	-	(859,035)	(1,705,217)	-	(1,705,217)
Amounts paid to supplier	-	(4,867,945)	(4,867,945)	-	-	-
Net revenue	$13,899,579	$4,017,853	$17,917,432	$12,872,947	$-	$12,872,947

Advertising, Selling, and Marketing Costs

The Company expenses advertising, selling, and marketing costs as incurred. Advertising, selling and marketing costs include costs of promoting our product worldwide, including promotional events. Advertising, selling and marketing expenses for the years ended March 31, 2018 and 2017 totaled $454,225 and $500,032, respectively.

Income Taxes

The Company has adopted ASC Subtopic 740-10, Income Taxes, which requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statement or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.  Temporary differences between taxable income reported for financial reporting purposes and income tax purposes consist primarily of derivative liability and stock compensation accounting versus basis differences.

Net Income (Loss) per Share

We follow ASC Subtopic 260-10, Earnings per Share, which specifies the computation, presentation, and disclosure requirements of earnings per share information. Basic loss per share has been calculated based upon the weighted average number of common shares outstanding. Convertible debt, stock options, and warrants have been excluded as common stock equivalents in the diluted loss per share because their effect is anti-dilutive on the computation.

Potentially dilutive securities excluded from the computation of basic and diluted net loss per share are as follows:

	March 31, 2018	March 31, 2017
Convertible notes payable	-	17,045,455
Options to purchase common stock	35,000	35,000
Warrants to purchase common stock	6,169,497	6,534,810
Total	6,204,497	23,615,265

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

NOTE 4 – GOING CONCERN AND LIQUIDITY

Our financial statements are prepared using generally accepted accounting principles applicable to a going concern that contemplates the realization of assets and liquidation of liabilities in the normal course of business. We have incurred significant recurring losses, which have resulted in an accumulated deficit of $20,067,403 as of March 31, 2018, along with a net loss of $14,913,016 and net cash used in operations of $1,045,665 for the year ended March 31, 2018. Additionally, as of March 31, 2018, we had a working capital deficit of $3,919,260. These factors raise substantial doubt about our ability to continue as a going concern.

Historically we have relied on increasing revenues and new debt financing to pay for operational expenses and debt as it came due. During the year ended March 31, 2018, we raised $498,380 in cash proceeds from related parties, $1,675,000 in cash proceeds from new lending arrangements, and $3,121,776 from the sale of common stock. Additionally, during the year ended March 31, 2018, we exchanged $2,322,606 worth of debt into shares of common stock. Going forward we plan to reduce obligations with cash flow provided by operations and pursue additional debt and equity financing; however, we cannot assure that funds will be available on terms acceptable to us, or if available, will be sufficient to enable us to fully complete our development activities or sustain operations. Nevertheless, the shortage of working capital adversely affects our ability to develop or participate in activities that promote our business, because a substantial portion of cash flow goes to reduce debt rather than to advance operating activities. To address this, we have implemented a series of adjustments to our affiliate/distributor bonus plan. These adjustments are designed to bring the maximum payout percentage in line with company objectives. During the year ended March 31, 2018 the bonus plan exceeded maximum payout on three occasions and consistently paid out near the maximum percentage. We believe the adjustments initiated will reduce the payout slowly over a three-month period with payout percentages closer 60%.

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

The transaction was accounted for as a reverse acquisition using the acquisition method of accounting in accordance with FASB ASC Topic 805. Wealth Generators is the acquirer solely for financial accounting purposes. The following table summarizes the purchase accounting for the fair value of the assets acquired and liabilities assumed at the date of the reverse acquisition.

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

[2]
The fair value of the consideration effectively transferred was measured based on the fair value of 150,465,339 shares that were outstanding immediately before the transaction. Using the closing market price of $0.0044 per share on March 31, 2017, consideration was valued at $662,047

The table below represents the pro forma financial statements for the year ended March 31, 2017, assuming the reverse acquisition had occurred on April 1, 2016, pursuant to ASC Subtopic 805-10-50. The historical financial information has been derived from the audited financial statements of Wealth Generators as filed on June 30, 2017 in the Company’s Form 8K-A and the audited financial statements of INVU. The financial information has been adjusted to give pro forma effect to events that are directly attributable to the reverse merger, are factually supportable and, in the case of the pro forma statements of operations, have a recurring impact. The pro forma adjustments are based upon available information and assumptions that the Company believes are reasonable.

This pro forma information does not purport to represent what the actual results of our operations would have been had the reverse acquisition occurred on April 1, 2016.

Pro Forma Consolidated Balance Sheet as of March 31, 2017

	Wealth Generators, LLC	Investview, Inc.	Adjustments		Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$1,616	$3,550	$-		$5,166
Receivables	444,610	150,000	(162,430)	[1]	432,180
Short term advances	10,000	-	-		10,000
Total current assets	456,226	153,550	(162,430)		447,346

Fixed assets, net	10,235	-	-		10,235

Other assets:
Deposits	6,000	-	-		6,000
Goodwill	-	-	1,118,609	[3]	-
			(1,118,609)	[4]
Total other assets	6,000	-	-		6,000

Total assets	$472,461	$153,550	$(162,430)		$463,581

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	$1,370,972	$417,025	$(162,430)	[1]	$1,385,010
			(86,500)	[2]
			(154,057)	[4]
Deferred revenue	433,298	5,807	(5,807)	[4]	433,298
Related party payable	805,895	132,199	(5,000)	[2]	805,895
			(127,199)	[4]
Settlement payable	-	344,392	(344,392)	[2]	-
Debt	2,093,745	73,011	(46,696)	[2]	2,102,476
			(17,583)	[4]
Current liabilities of discontinued operations	-	120,266	(120,266)	[4]	-
Derivative liability, short term portion	-	37,157	(37,157)	[2]	-
Total current liabilities	4,703,909	1,129,857	(1,107,088)		4,726,679

Long term liabilities	-	-	-		-

Total liabilities	4,703,909	1,129,857	(1,107,088)		4,726,679

Stockholders’ deficit:
Preferred stock	-	-	-		-
Common stock	-	125,889	24,576	[2]	1,509,136
			1,358,671	[3]
Additional paid in capital	-	97,774,514	83,558	[2]	(1,250,112)
			(99,108,184)	[3]
Treasury stock	-	(8,589)	-		(8,589)
Members’ deficit	(4,231,449)	-	4,231,449	[5]	-
Accumulated deficit	-	(98,868,122)	411,612	[2]	(4,513,534)
			98,868,122	[3]
			(693,697)	[4]
			(4,231,449)	[5]
Total stockholders’ deficit	(4,231,449)	(976,307)	944,657		4,263,099

Total liabilities and stockholders’ deficit	$472,461	$153,550	$(162,430)		$463,580

Pro Forma Consolidated Income Statement for the year ended March 31, 2017

	Wealth Generators, LLC	Investview, Inc.	Adjustments		Consolidated
Revenue, net	$12,872,947	$131,465	$(131,465)	[4]	$12,872,947

Operating costs and expenses:
Cost of sales	862,849	3,257	(3,257)	[4]	862,849
Commissions	9,412,655	-	-		9,412,655
Selling and marketing	500,032	-	-		500,032
Salary and related	1,918,199	-	-		1,918,199
Professional fees	917,308	-	-		917,308
General and administrative	1,199,564	980,579	(779,611)	[4]	1,400,532
Total operating costs and expenses	14,810,607	983,836	(782,869)		15,011,575

Net loss from operations	(1,937,660)	(852,371)	651,404		(2,138,627)

Other income (expense):
Interest expense, related parties	(274,057)	-	-		(274,057)
Interest expense	(205,327)	(648,573)	-		(839,525)
Other income (expense)	(6,120)	-	-		(6,120)
Gain (loss) on change in fair value of derivative liabilities	-	84,284	-		84,284
Gain (loss) on debt extinguishment	-	3,170,326	411,612	[2]	3,581,938
Total other income (expense)	(485,504)	2,606,038	411,612		2,532,145

Loss from operations before taxes	(2,423,164)	1,753,666	1,063,015		393,518

Tax expense	(4,039)	-	-		(4,039)

Net loss	$(2,427,203)	$1,753,666	$1,063,015		$389,479

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

[3]
INVU issued 1,358,670,942 shares of their common stock to the members of Wealth Generators, LLC in exchange for 100% of the outstanding securities of WG. This entry records the issuance of shares to ensure the capital accounts reflects that of the legal acquirer (INVU), records goodwill for the excess of the purchase price over the assets acquired and liabilities assumed and eliminates INVU's historical stockholders' deficit. The fair value of the consideration effectively transferred was measured based on the fair value of INVU’s shares that were outstanding immediately before the transaction of 150,465,339. Using the closing market price of INVU’s shares on March 31, 2017 of $0.0044 consideration was valued at $662,047.

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

NOTE 6 – RELATED PARTY TRANSACTIONS

Our related party payables consisted of the following:

	Year Ended March 31,
	2018	2017
Short term advances [1]	$1,880	$100,000
Revenue-based funding agreement entered into on 11/8/15 [2]	-	180,000
Short-term promissory note entered into on 9/13/16 [3]	-	150,000
Promissory note entered into on 11/15/16 [4]	-	895
Promissory note entered into on 3/15/17 [5]	-	375,000
	$1,880	$805,895

[1]
We periodically receive advances for operating funds from our current majority shareholders (former members of Wealth Generators prior to the reverse acquisition) and other related parties, including entities that are owned, controlled, or influenced by our owners or management. These advances are due on demand, generally have no set interest rates associated with them, and are unsecured. During the year ended March 31, 2018, we received $498,380 in cash proceeds from advances, incurred $64,605 in interest, and repaid related parties a total of $661,105.

[2]
On November 16, 2015, then a majority member of Wealth Generators (pre-reverse acquisition) and currently a majority shareholder advanced funds of $150,000 under a Revenue-based Funding Agreement, which required that beginning December 30, 2015, we would pay an amount equal to 2% of our top-line revenue generated from the prior month to reduce the loan until the lender had received $450,000. During the year ended March 31, 2018, we agreed to issue 10,000,000 shares of common stock to extinguish $90,000 in debt and to pay $15,000 per month for six months, for a total of $90,000, under a Conversion Agreement. We repaid $90,000 in cash during the year ended March 31, 2018.

[3]
A member of the senior management team has continuously advanced funds of $150,000 at various times, beginning on September 14, 2016, under short-term Promissory Notes and their applicable amendments. All of the notes carry the same terms, have a fixed interest payment of $7,500, and are generally due in less than four weeks. Under this arrangement, during the year ended March 31, 2018, we incurred $27,000 of interest and repaid a total of $177,000.

[4]
We entered into a Promissory Note for $94,788 with a company owned by immediate family members of two members of our executive management team. Funds were advanced to us on November 16 and December 16, 2016, in the amounts of $78,750 and $16,038, respectively. The Promissory Note had a 12-month term, an annual interest rate of 8%, and no prepayment penalty. During the year ended March 31, 2017, we incurred $895 in interest expense on the note and repaid the entire principal balance of $94,788. During the year ended March 31, 208 we repaid the remaining interest balance of $895.

[5]
A company that was a majority member of Wealth Generators (pre-reverse acquisition) and is currently a majority shareholder entered into a Promissory Note in the amount of $300,000, advancing funds on March 17, 2017. The note had a fixed interest amount of $75,000 and matured on September 16, 2017, but was extended initially through November 16, 2017, and then extended a second time through December 31, 2017. An additional $12,500 in interest was incurred for the second extension and total repayments of $387,500 were made on this arrangement during the year ended March 31, 2018.

NOTE 7 – DEBT

Our debt consisted of the following:

	Year Ended March 31,
	2018	2017
Revenue based funding arrangement entered into on 8/31/15 [1]	$-	$263,641
Revenue share agreement entered into on 6/28/16 [2]	195,245	525,000
Purchase and sale agreement for future receivables entered into on 9/30/16 [3]	-	220,652
Short-term advance received on 1/11/17 [4]		1,000,000
Short-term advance received on 3/16/17 [5]	-	50,000
Promissory note entered into on 3/31/17 [6]	-	34,452
	$195,245	$2,093,745

[1]
We entered into a Revenue-based Funding Agreement and received proceeds of $50,000 on December 18, 2015, $25,000 on April 17, 2015, and $25,000 September 1, 2015. The agreement required that beginning September 30, 2015, we would pay an amount equal to 2% of our top-line revenue generated from the prior month to reduce the loan until the lender had received an amount that was three times the amount advanced. During the year ended March 31, 2018, we agreed to issue 10,000,000 shares of common stock to extinguish $263,641 in debt.

[2]
During April 2016, we entered into a Royalty Agreement, which was replaced with a Revenue Share Agreement dated June 28, 2016, which was amended in October of 2016. Cash receipts were received of $100,000, $150,000, and $250,000 on April 19, May 11, and June 29, 2016, respectively. In accordance with the terms of the final amended agreement, we are required to make payments of $25,000 per month or a 3% royalty for the previous month’s sales, whichever is greater, beginning February 15, 2017, until the lender has been repaid $600,000. During the year ended March 31, 2018, we repaid $329,755.

[3]
We entered into a Purchase and Sale Agreement for future receivables with an entity that provides quick access to working capital. On October 6, 2016, we received proceeds from this arrangement of $250,000. In accordance with the terms of the agreement, we are required to repay $345,600 over a 16-month period by making ACH payments in the amount of $1,052 per business day. Accordingly, we recorded $95,000 as interest expense at inception of the agreement, which was the difference between the funds received and the amount that was to be repaid. During the year ended March 31, 2018, we repaid $221,092 on the debt and recorded $440 for eleven monthly maintenance fees of $40 per month.

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

[5]
We received funds of $50,000 on March 16, 2017, as a result of a short-term advance. Such advance has no interest rate or due date, thus was shown as due on demand. During the year ended March 31, 2018, we entered into a Conversion Agreement and issued 5,000,000 shares of common stock in exchange for the $50,000 in debt.

[6]
We received a short-term advance of $24,965 on March 3, 2017 and entered into a Promissory Note with the lender on March 31, 2017, to formalize the lending arrangements for this advance. Per the Promissory Note, $50,000 was to be advanced on or before April 3, 2017, therefore, we received $25,000 in proceeds during the year ended March 31, 2018. The Promissory Note provided for a fixed interest amount of $19,000 and matured on December 31, 2017. During the year ended March 31, 2018, we recorded $9,513 as interest expense. On September 10, 2017, we agreed to issue 5,000,000 shares of common stock in exchange for the full $68,965 in debt.

In addition to the above debt transactions that were outstanding as of March 31, 2018 and 2017, during the year ended March 31, 2018, we also received proceeds of $50,000 from short-term advances and $800,000 from short-term notes. During the year ended March 31, 2018, we recorded interest expense of $65,000 for fixed interest amounts due on the notes, entered into a Conversion Agreement to issue 5,000,000 shares of stock to extinguish the short-term advance of $50,000, and made total cash payments of $565,000 to extinguish the interest and principal amounts due on the notes. Also during the year ended March 31, 2018, we settled $250,000 of note principal and $50,000 of interest in exchange for a distributor position and subscription, therefore, the debt was written off to revenue.

NOTE 8 – STOCKHOLDERS’ EQUITY

Preferred Stock

We are authorized to issue up to 10,000,000 shares of preferred stock with a par value of $0.001 and our Board of Directors has the authority to issue one or more classes of preferred stock with rights senior to those of common stock and to determine the rights, privileges and inference of that preferred stock, which has not yet been done. As of March 31, 2018 and 2017 we had no preferred stock issued or outstanding.

Common Stock Transactions

During the year ended March 31, 2018, we issued 267,127,500 shares of common stock for net proceeds of $2,495,338. We issued 125,000 shares of common stock with a value of $7,500 for a one-year consulting agreement, 80,000,000 shares of common stock with a value of $2,256,000 for a 15-year license agreement, and 94,250,333 shares of common stock with a value of $6,719,734 for consulting and service agreements; of the value of the shares issued for services and the license agreement $6,846,060 was recorded as expense, $3,555 was recorded as a prepaid asset, and $2,133,620 was recorded as a long-term license agreement during the year ended March 31, 2018. We also issued 239,575,884 shares of our common stock in settlement of debt, wherein accrued liabilities, principal, accrued interest, and derivative liabilities were extinguished in the amounts of $435,892, $2,348,606, $20,696, and $38,557, respectively, and we recognized a loss on the settlement of debt in the amount of $3,186,394 in the statement of operations for the year ended March 31, 2018. In conjunction with the shares issued for the settlement of debt, a gain of $413,012 related to the period prior to the reverse acquisition with Wealth Generators was excluded from the statement of operations. As a result of the reverse acquisition, we issued 1,358,670,942 shares of common stock (see Note 5). During the year ended March 31, 2018, we entered into an equity distribution agreement that provides for cash advances up to $5,000,000 in exchange for shares of our common stock, to be fulfilled at our request. Pursuant to that agreement, we issued 4,273,504 shares of common stock as a commitment fee, recorded a liability of $250,000 for future commitment fees to be paid, and paid cash of $15,000 for due diligence costs. As a result, common stock increased $4,274 and additional paid in capital decreased by $269,274 to offset any proceeds from future equity transactions resulting from the agreement. During the year ended March 31, 2018 we cancelled 250,000 shares of common stock and 1,300 shares of treasury stock, resulting in a decrease in common stock of $251, a decrease in additional paid in capital of $8,338, and a decrease in treasury stock of $8,589.

In conjunction with the sale of common stock during the year ended March 31, 2018 we provided a guarantee to certain individuals such that we would issue additional shares of our common stock if the average closing price of our common stock fell below $0.02 per share on the 20 days preceding the 18-month anniversary of the date the shares were originally sold. As a result of this guarantee we have recorded $626,388 in accounts payable and accrued liabilities on our balance sheet as of March 31, 2018.

During the year ended March 31, 2017 we issued 10,670,840 shares of common stock in exchange for $157,500 of cash proceeds. We issued 6,072,200 shares of common stock with a value of $31,775 for legal and consulting services, of which $18,390 was for current year services and $173,647 was for services incurred in previous periods, therefore we recorded a gain on settlement of debt for $160,262. We issued 21,069,580 and 400,000 shares of stock valued at $983,735 and $25,800 for compensation and director fees, respectively, of which $536,575 was for current year services and $472,960 was for amounts previously accrued. We also issued 72,709,924 shares of common stock in settlement of debt, wherein principal, accrued interest, and derivative liabilities were extinguished in the amounts of $1,994,362, $414,160, and $128,490, respectively, and we recognized a gain on the settlement of debt in the amount of $2,163,813. We also wrote off $250,000 worth of Common Stock Subscription Receivable to Additional Paid in Capital during the year ended March 31, 2017 due to the amounts being uncollectible.

As of March 31, 2018 and 2017, we had 2,169,661,318 and 125,889,455 shares of common stock issued and 2,169,661,318 and 125,888,155 shares of common stock outstanding, respectively.

Employee Stock Options

The nonqualified plan adopted in 2007 authorizes 65,000 shares, of which 47,500 have been granted as of March 31, 2018. The qualified plan adopted in October of 2008 authorizes 125,000 shares and was approved by a majority of our shareholders on September 16, 2009. As of March 31, 2018, 42,500 shares have been granted under the 2008 plan.

The following table summarizes the changes in employee stock options outstanding and the related prices for the shares of our common stock issued to employees under two employee stock option plans:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price	Life (years)	Value
Options outstanding at March 31, 2016	37,500	$10.20	3.33	$-
Granted	-	$-
Exercised	-	$-
Canceled / expired	(2,500)	$12.00
Options outstanding at March 31, 2017	35,000	$10.00	2.51	$-
Granted	-	$-
Exercised	-	$-
Canceled / expired	-	$-
Options outstanding at March 31, 2018	35,000	$10.00	1.51	$-
Options exercisable at March 31, 2018	35,000	$10.00	1.51	$-

Stock-based compensation expense in connection with options granted to employees for the year ended March 31, 2018 and 2017 was $0.

Non-Employee Stock Options

The following table summarizes the changes in options outstanding and the related prices for the shares of the Company’s common stock issued to consultants and non-employees of the Company:

Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price	Life (years)	Value
Options outstanding at March 31, 2016	2,500	$84.00	0.08	$-
Granted	-	$-
Exercised	-	$-
Canceled / expired	(2,500)	$84.00
Options outstanding at March 31, 2017	-	$-	-	$-
Granted	-	$-
Exercised	-	$-
Canceled / expired	-	$-
Options outstanding at March 31, 2018	-	$-	-	$-
Options exercisable at March 31, 2018	-	$-	-	$-

Warrants

The following table summarizes the warrants outstanding and the related prices for the shares of the Company’s common stock as of March 31, 2018:

	Warrants Outstanding			Warrants Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
Exercise	Number	Contractual	Exercise	Number	Exercise
Price	Outstanding	Life (Years)	Price	Exercisable	Price
$0.50	30,000	0.01	$0.50	350,000	$0.50
$1.50	6,127,497	1.24	$1.50	6,127,497	$1.50
$2.50	12,000	0.30	$2.50	12,000	$2.50
Total	6,169,497	1.23	$1.50	6,169,497	$1.50

Transactions involving the Company’s warrant issuance are summarized as follows:

		Weighted
	Number of	Average
	Shares	Exercise Price
Warrants outstanding at March 31, 2016	6,504,810	$1.48
Granted / restated	30,000	$0.50
Canceled	-	$-
Expired	-	$-
Warrants outstanding at March 31, 2017	6,534,810	$1.48
Granted	-	$-
Canceled	-	$-
Expired	(365,313)	$(1.18)
Warrants outstanding at March 31, 2018	6,169,497	$1.50

NOTE 9 – COMMITMENTS AND CONTINGENCIES

Litigation

In the ordinary course of business, we may be or have been involved in legal proceedings from time to time. Below is a description of all legal proceedings we were involved in as of March 31, 2018.

●
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

●
In February 2018, we received a subpoena from the United States Commodity Futures Trading Commission (“CFTC”). We complied with the terms of the subpoena and have negotiated a resolution of this matter with the CFTC staff. Under the proposed resolution, we will not admit or deny any of the allegations, will pay a fine of $150,000, and will agree not to act as an unregistered Commodities Trading Advisor in the future. We cannot provide any assurance that the resolution we have negotiated with the CFTC staff will be approved by the CFTC. We await the acceptance of the resolution from the CFTC.

●
Jim Westphal filed a wage claim against Wealth Generators, LLC, in the United States District Court for the District of Utah, Central Division (Case No. 2:18-cv-00080, District Judge Dale A. Kimball and Magistrate Judge Evelyn J. Furse) in the amount of $6,500 plus liquidated damages. Plaintiff is claiming unpaid overtime wages. Wealth Generators contends that Mr. Westphal was an independent contractor, hired on a limited basis to perform software services, and is accordingly not entitled to overtime payments under the Fair Labor Standards Act. Moreover, Plaintiff never provided the promised software pursuant to the parties’ agreement. The Magistrate Judge ordered both parties to provide specific disclosures to the other side and both parties have complied. The Parties were ordered to meet and confer in a good faith effort to settle the matter on or before June 12, 2018. The parties were unable to settle the matter and as of June 19, 2018, we are filing a countersuit to proceed.

NOTE 10 – INCOME TAXES

Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. The Company used an effective tax rate of 30% when calculating the deferred tax assets and liabilities and income tax provision below.

Net deferred tax assets consist of the following components as of March 31, 2018 and 2017:

	Year Ended March 31,
	2018	2017
Deferred tax assets:
NOL carryover	$1,146,200	$18,372,400
Amortization	335,600	-
Contingent Liability	45,000	-
Related party accrued payroll	-	2,200
Deferred tax liabilities
Depreciation	(2,900)	-

Valuation allowance	(1,523,900)	(18,374,600)
Total long-term deferred income tax assets	$-	$-

The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate to pretax income from continuing operations for the years ended March 31, 2018 and 2017 due to the following:

	Year Ended March 31,
	2018	2017
Book income (loss)	$(4,473,900)	$754,100
Stock for services	2,048,200	239,800
Gain on settlement – derivative and equity derived	955,900	(1,006,900)
Amortization	313,200	-
Contingent liability	45,000	-
Unrealized loss on cryptocurrency	40,700	-
Meals and entertainment	6,200	-
Non-cash interest expense	5,700	387,400
Depreciation	(2,800)	-
Related party accruals	(1,500)	(220,600)
Stock for payables	-	278,000
Gain on derivative liability	-	(36,200)
Fines and penalties	-	3,900
NOL utilization	-	(399,500)
Valuation allowance	1,063,300	-
Total long-term deferred income tax assets	$-	$-

At March 31, 2018, the Company had net operating loss carryforwards of approximately $3,821,000 that may be offset against future taxable income for the year 2019 through 2038. However, due to the change in ownership provisions of the Tax Reform Act of 1986, the NOL accumulated prior to the April 1, 2017 acquisition can only offset future income of up to $13,837 per year until expired. Should additional changes in ownership occur, net operating loss carryforwards in future years may be further limited.

No tax benefit from continuing or discontinued operations have been reported in the March 31, 2018 consolidated financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

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

The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. The Company had no accruals for interest and tax penalties at March 31, 2018 and 2017.

The Company does not expect the amount of unrecognized tax benefits to materially change within the next twelve months.

The Company is required to file income tax returns in the U.S. Federal jurisdiction, in New York State, New Jersey, and in Utah. The Company is no longer subject to income tax examinations by tax authorities for tax years ending before March 31, 2014.

NOTE 11 – SUBSEQUENT EVENTS

On June 15, 2018 we completed state registration for SAFE Management LLC as a Registered Investment Advisor and await final approval from the State of New Jersey Bureau of Securities.

On May 7, 2018 we established WealthGen Global LLC as a Utah limited liability company and a wholly owned subsidiary of Investview, Inc. WealthGen Global LLC will operate as a computer hardware and services re-seller.