Form 10-K/A
period 2018-03-31
Investview, Inc.
filed 2018-07-13
CIK 862651

U.S. Securities and Exchange Commission
Washington, DC 20549

FORM 10-K/A
Ammendment No.1

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

As of June 29, 2018, there were 2,169,661,318 shares of common stock par value $.001 per share, outstanding

Documents incorporated by reference.
NONE

EXPLANATORY NOTE

Revised to reflect corrections to CEO's Biography under Item 10.

This Amendment speaks as of the Original Filing Date and does not reflect events that may have occurred subsequent to the Original Filing Date.

Pursuant to Rule 406T of Regulation S-T, the interactive data files attached as Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

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

Investview Inc.

Dated: July 13, 2018	By:	/s/ Ryan Smith
Ryan Smith
Chief Executive Officer
(Principal Executive Officer)

Dated: July 13, 2018	By:	/s/ William C. Kosoff
William C. Kosoff
Acting Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Ryan Smith	Chief Executive Officer and Director	July 13, 2018
Ryan Smith	(Principal Executive Officer)

/s/ Chad Miller	Director	July 13, 2018
Chad Miller

/s/ Annette Raynor	Chief Operating Officer and Director	July 13, 2018
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