Form 10-Q
period 2018-06-30
Investview, Inc.
filed 2018-08-14
CIK 862651

U.S. Securities and Exchange Commission
Washington, DC 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED

June 30, 2018

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of August 10, 2018, there were 2,219,661,318 shares of common stock, $0.001 par value, outstanding.

INVESTVIEW, INC.

Form 10-Q for the Three Months Ended June 30, 2018

PART I – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS
INVESTVIEW, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	March 31,
	2018	2018
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$553,871	$1,490,686
Prepaid assets	1,685	3,555
Receivables	338,340	472,557
Short term advances	10,000	10,000
Short term advances - related party	26,410	36,510
Other current assets	141,328	480,370
Total current assets	1,071,634	2,493,678

Fixed assets, net	17,358	18,860

Other assets:
Long term license agreement, net	2,096,123	2,133,620
Deposits	4,500	4,500
Total other assets	2,100,623	2,138,120

Total assets	$3,189,615	$4,650,658

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued liabilities	$4,859,379	$5,352,073
Deferred revenue	1,133,886	863,740
Related party payables	201,880	1,880
Debt	128,245	195,245
Total current liabilities	6,323,390	6,412,938

Total liabilities	6,323,390	6,412,938

Commitments and contingencies	-	-

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, par value: $0.001; 10,000,000 shares authorized, none issued and outstanding as of June 30, 2018 and March 31, 2018	-	-
Common stock, par value $0.001; 10,000,000,000 shares authorized; 2,169,661,318 issued and outstanding as of June 30, 2018 and March 31, 2018	2,169,661	2,169,661
Additional paid in capital	16,137,945	16,137,945
Accumulated other comprehensive income (loss)	1,135	(2,483)
Accumulated deficit	(21,442,516)	(20,067,403)
Total stockholders' equity (deficit)	(3,133,775)	(1,762,280)

Total liabilities and stockholders' equity (deficit)	$3,189,615	$4,650,658

The accompanying notes are an integral part of these condensed consolidated financial statements

INVESTVIEW, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,
	2018	2017
Revenue:
Subscription revenue, net of refunds, incentives, credits, and chargebacks	$6,111,389	$2,977,802
Cryptocurrency mining service revenue, net of amounts paid to supplier	1,400,432	-
Total revenue, net	7,511,821	2,977,802

Operating costs and expenses:
Cost of sales and service	229,552	194,286
Commissions	6,181,359	2,480,392
Selling and marketing	215,964	149,378
Salary and related	892,520	437,146
Professional fees	558,081	399,829
General and administrative	939,784	338,005
Total operating costs and expenses	9,017,260	3,999,036

Net loss from operations	(1,505,439)	(1,021,234)

Other income (expense):
Gain (loss) on debt extinguishment	19,387	(2,686,387)
Loss on spin-off of operations	-	(1,118,609)
Realized gain on cryptocurrency	23,732	-
Unrealized loss on cryptocurrency	(289)	-
Interest expense - related parties	-	(3,000)
Interest expense	-	(10,767)
Other income (expense)	98,539	(2,378)
Total other income (expense)	141,369	(3,821,141)

Loss before income taxes	(1,364,070)	(4,842,375)

Income tax expense	(11,043)	(6,461)

Net Loss	$(1,375,113)	$(4,848,836)

Loss per common share, basic and diluted	$(0.00)	$(0.00)

Weighted average number of common shares outstanding, basic and diluted	2,169,661,318	1,586,188,514

The accompanying notes are an integral part of these condensed consolidated financial statements

INVESTVIEW INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended June 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,375,113)	$(4,848,836)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation	1,502	565
Stock issued for services and license agreement	-	9,477
Amortization of long-term license agreement	37,497	-
Loss on spin-off of operations	-	1,118,609
(Gain) loss on debt extinguishment	(19,387)	2,686,387
Realized gain on cryptocurrency	(23,732)	-
Unrealized loss on cryptocurrency	289	-
Changes in operating assets and liabilities:
Receivables	134,217	51,855
Prepaid assets	1,870	-
Short term advances from related parties	10,100	-
Other current assets	362,485	-
Accounts payable and accrued liabilities	(469,531)	(208,786)
Deferred revenue	272,219	245,963
Accrued interest	-	9,633
Accrued interest - related parties	-	3,000
Net cash used in operating activities	(1,067,584)	(932,133)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash received in reverse acquisition	-	3,550
Net cash provided by investing activities	-	3,550

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from related parties	200,000	316,224
Repayments for related party payables	-	(148,000)
Proceeds from debt	-	875,000
Repayments for debt	(67,000)	(126,059)
Proceeds from the sale of stock	-	30,000
Net cash provided by financing activities	133,000	947,165

Effect of exchange rate translation on cash	(2,231)	-

Net increase (decrease) in cash and cash equivalents	(936,815)	18,582
Cash and cash equivalents-beginning of period	1,490,686	1,616
Cash and cash equivalents-end of period	$553,871	$20,198

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$-	$3,000
Income taxes	$11,043	$6,461
Non cash investing and financing activities:
Common stock issued for reverse acquisition	$-	$662,048
Common stock issued in settlement of debt	$-	$2,253,640
Common stock issued for prepaid services and long term license agreement	$-	$2,246,523

The accompanying notes are an integral part of these condensed consolidated financial statements

INVESTVIEW, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2018
(Unaudited)

NOTE 1 – ORGANIZATION AND NATURE OF BUSINESS

Organization

Investview, Inc. was incorporated on January 30, 1946, under the laws of the state of Utah as the Uintah Mountain Copper Mining Company. In January 2005 the Company changed domicile to Nevada, and changed its name to Voxpath Holding, Inc. In September of 2006 the Company merged The Retirement Solution Inc. through a Share Purchase Agreement into Voxpath Holdings, Inc. and then changed its name to TheRetirementSolution.Com, Inc. In October 2008 the Company changed its name to Global Investor Services, Inc., before changing its name to Investview, Inc., on March 27, 2012.

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

On February 28, 2018, we filed a name change for Wealth Generators, LLC to Kuvera, LLC (“Kuvera”) and on May 7, 2018 we established WealthGen Global, LLC as a Utah limited liability company and a wholly owned subsidiary of Investview, Inc.

On July 20, 2018, Investview, Inc. entered into a Purchase Agreement with United Games Marketing LLC, a Utah limited liability company, to purchase its wholly owned subsidiaries United Games, LLC and United League, LLC for 50,000,000 Shares of Investview’s common stock (see Note 9).

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations (Regulation S-X) of the Securities and Exchange Commission (the “SEC”) and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the three months ended June 30, 2018, are not necessarily indicative of the operating results that may be expected for the year ending March 31, 2019. These unaudited condensed consolidated financial statements should be read in conjunction with the March 31, 2018 consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended March 31, 2018.

INVESTVIEW, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2018
(Unaudited)

Principles of Consolidation

The consolidated financial statements include the accounts of Investview, Inc., and our wholly owned subsidiaries, Kuvera, LLC, Investment Tools & Training, LLC, Razor Data Corp., S.A.F.E. Management, LLC, and WealthGen Global, LLC. We have determined that one affiliated entity, Kuvera LATAM S.A.S., which we conduct business with, is a variable interest entity and we are the primary beneficiary of the entities activities. As a result, we have consolidated the accounts of this variable interest entity into the accompanying consolidated financial statements. All intercompany transactions and balances have been eliminated in consolidation.

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

The following rates were used to translate the accounts of Kuvera LATAM S.A.S. into USD at the following balance sheet dates.

	June 30, 2018	March 31, 2018
Colombian Peso to USD	0.00034	0.00036

The following rates were used to translate the accounts of Kuvera LATAM S.A.S. into USD for the following operating periods.

	Three Months Ended June 30,
	2018	2017
Colombian Peso to USD	0.00035	n/a

Cryptocurrencies

We hold cryptocurrency-denominated assets (“cryptocurrencies”) and include them in our consolidated balance sheet as other current assets. We record cryptocurrencies at fair market value and recognize the change in the fair value of our cryptocurrencies as an unrealized gain or loss in the consolidated statement of operations. As of June 30, 2018 and March 31, 2018 the fair value of our cryptocurrencies was $141,328 and $480,370, respectively. During the three months ended June 30, 2018 we recorded $23,732 and $(289) as a total realized and unrealized gain (loss) on cryptocurrency. We recorded no gain or loss on cryptocurrencies during the three months ended June 30, 2017.

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

INVESTVIEW, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2018
(Unaudited)

In June of 2017 we issued 80,000,000 shares of common stock with a value of $2,256,000 for a 15-year license agreement. Annual amortization over the 15-year life is expected to be $150,400 per year. Amortization recognized for the three months ended June 30, 2018 and 2017 was $37,497 and $9,477, respectively, and the long-term license agreement was recorded at a net value of $2,096,123 and $2,133,620 as of June 30, 2018 and March 31, 2018, respectively.

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

The Company evaluates the recoverability of long-lived assets based upon future net cash flows expected to result from the asset, including eventual disposition. Should impairment in value be indicated, the carrying value of intangible assets will be adjusted and an impairment loss is recorded equal to the difference between the asset’s carrying value and fair value or disposable value. During the three months ended June 30, 2018 and 2017 no impairment was recognized.

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

Our financial instruments consist of cash, accounts receivable, accounts payable, and debt. We have determined that the book value of our outstanding financial instruments as of June 30, 2018 and March 31, 2018, approximates the fair value due to their short-term nature.

Items recorded or measured at fair value on a recurring basis in the accompanying consolidated financial statements consisted of the following items as of June 30, 2018:

	Level 1	Level 2	Level 3	Total
Cryptocurrencies	$141,328	$-	$-	$141,328
Total Assets	$141,328	$-	$-	$141,328

Total Liabilities	$-	$-	$-	$-

INVESTVIEW, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2018
(Unaudited)

Items recorded or measured at fair value on a recurring basis in the accompanying consolidated financial statements consisted of the following items as of March 31, 2018:

	Level 1	Level 2	Level 3	Total
Cryptocurrencies	$480,370	$-	$-	$480,370
Total Assets	$480,370	$-	$-	$480,370

Total Liabilities	$-	$-	$-	$-

Revenue Recognition

Effective April 1, 2018 we adopted the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Subtopic 606-10, Revenue from Contracts with Customers (“ASC 606-10”). The adoption of ASC 606-10 had no impact on prior year or previously disclosed amounts. In accordance with ASC 606-10, revenue is measured based on a consideration specified in a contract with a customer and recognized when we satisfy the performance obligation specified in each contract.

The majority of our revenue is generated by subscription sales and payment is received at the time of purchase. Our performance obligation is to provide services over a fixed subscription period therefore we recognize revenue ratably over the subscription period and deferred revenue is recorded for the portion of the subscription period subsequent to each reporting date. Additionally, we offer a 10-day trial period to subscription customers, during which a full refund can be requested if a customer does not like the product. Revenues are deferred during the trial period as collection is not probable until that time has passed. Revenues are presented net of refunds, sales incentives, credits, and known and estimated credit card chargebacks.

We generate revenue from the sale of cryptocurrency mining services to our customers through an arrangement with a third-party supplier. Our performance obligation is to arrange for the third-party to provide mining services to our customers and payment is received at the time of purchase therefore revenue is recognized upon receipt of payment. We recognize revenue in the amount of the fee to which we are entitled to as an agent, or the amount of consideration that we retain after paying the third-party the consideration received in exchange for the services the third-party is to provide.

Revenue generated for the three months ended June 30, 2018 and 2017, is as follows:

	June 30, 2018			June 30, 2017
	Subscription Revenue	Cryptocurrency Mining Revenue	Total	Subscription Revenue	Cryptocurrency Mining Revenue	Total
Gross billings	$6,510,786	$4,169,470	$10,680,256	$3,190,087	$-	$3,190,087
Refunds, incentives, credits, and chargebacks	(399,397)	-	(399,397)	(212,285)	-	(212,285)
Amounts paid to supplier	-	(2,769,038)	(2,769,038)	-	-	-
Net revenue	$6,111,389	$1,400,432	$7,511,821	$2,977,802	$-	$2,977,802

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

Potentially dilutive securities excluded from the computation of basic and diluted net loss per share are as follows:

	June 30, 2018	June 30, 2017
Options to purchase common stock	35,000	35,000
Warrants to purchase common stock	6,139,497	6,534,810
Totals	6,174,497	6,569,810

INVESTVIEW, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2018
(Unaudited)

NOTE 3 – RECENT ACCOUNTING PRONOUNCEMENTS

There are no recently issued accounting pronouncements that the Company has not yet adopted that they believe are applicable or would have a material impact on the financial statements of the Company.

NOTE 4 – GOING CONCERN AND LIQUIDITY

Our financial statements are prepared using generally accepted accounting principles applicable to a going concern that contemplates the realization of assets and liquidation of liabilities in the normal course of business. We have incurred significant recurring losses, which have resulted in an accumulated deficit of $21,442,516 as of June 30, 2018, along with a net loss of $1,375,113 and net cash used in operations of $1,067,584 for the three months ended June 30, 2018. Additionally, as of June 30, 2018, we had cash of $553,871 and a working capital deficit of $5,251,756. These factors raise substantial doubt about our ability to continue as a going concern.

Historically we have relied on increasing revenues and new debt financing to pay for operational expenses and debt as it came due. During the three months ended June 30, 2018, we raised $200,000 in cash proceeds from related parties. Going forward we plan to reduce obligations with cash flow provided by operations and pursue additional debt and equity financing; however, we cannot assure that funds will be available on terms acceptable to us, or if available, will be sufficient to enable us to fully complete our development activities or sustain operations. Nevertheless, the shortage of working capital adversely affects our ability to develop or participate in activities that promote our business, because a substantial portion of cash flow goes to reduce debt rather than to advance operating activities. To address this, we have implemented a series of adjustments to our affiliate/distributor bonus plan. These adjustments are designed to bring the maximum payout percentage in line with company objectives. During prior periods, the bonus plan had exceeded maximum payouts and consistently paid out near the maximum percentage. We believe the adjustments initiated will reduce the payout over time with payout percentages closer to 60%.

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

NOTE 5 – RELATED-PARTY TRANSACTIONS

Our related-party payables consisted of short-term advances of $201,880 and $1,880 as of June 30, 2018 and March 31, 2018, respectively. We periodically receive advances for operating funds from our current majority shareholders (former members of Wealth Generators prior to the reverse acquisition) and other related parties, including entities that are owned, controlled, or influenced by our owners or management. These advances are due on demand, generally have no interest or fees associated with them, and are unsecured. During the three months ended June 30, 2018, we received $200,000 in cash proceeds from related party advances.

NOTE 6 – DEBT

Our debt was $128,245 and $195,245 as of June 30, 2018 and March 31, 2018, respectively. During April 2016, we entered into a Royalty Agreement, which was replaced with a Revenue Share Agreement dated June 28, 2016, which was amended in October of 2016. Cash receipts were received of $100,000, $150,000, and $250,000 on April 19, May 11, and June 29, 2016, respectively. In accordance with the terms of the final amended agreement, we are required to make payments of $25,000 per month or a 3% royalty for the previous month’s sales, whichever is greater, beginning February 15, 2017, until the lender has been repaid $600,000. During the three months ended June 30, 2018, we repaid $67,000.

INVESTVIEW, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2018
(Unaudited)

NOTE 7 – STOCKHOLDERS’ EQUITY (DEFICIT)

Preferred Stock

We are authorized to issue up to 10,000,000 shares of preferred stock with a par value of $0.001 and our Board of Directors has the authority to issue one or more classes of preferred stock with rights senior to those of common stock and to determine the rights, privileges and inference of that preferred stock, which has not yet been done. As of June 30 and March 31, 2018 we had no preferred stock issued or outstanding.

Common Stock

During the three months ended June 30, 2018, we had no issuances of our shares of common stock. As of June 30 and March 31, 2018, the Company had 2,169,661,318 shares of common stock issued and outstanding.

Employee Stock Options

The nonqualified plan adopted in 2007 authorized 65,000 shares, of which 47,500 had been granted as of March 31, 2018. The qualified plan adopted in October of 2008 authorizes 125,000 shares and was approved by a majority of our shareholders on September 16, 2009. As of March 31, 2018, 42,500 shares had been granted under the 2008 plan. Effective April 1, 2018 we cancelled both the 2007 and 2008 plans, as well as any shares that were allocated under the plans and were not yet issued.

The following table summarizes the changes in employee stock options outstanding and the related prices for the shares of our common stock issued to employees under two employee stock option plans:

Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price	Life (years)	Value
Options outstanding at March 31, 2017	35,000	$10.00	2.51	$-
Granted	-	$-
Exercised	-	$-
Canceled / expired	-	$-
Options outstanding at March 31, 2018	35,000	$10.00	1.51	$-
Granted	-	$-
Exercised	-	$-
Canceled / expired	-	$-
Options outstanding at June 30, 2018	35,000	$10.00	1.26	$-
Options exercisable at June 30, 2018	35,000	$10.00	1.26	$-

INVESTVIEW, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2018
(Unaudited)

Stock-based compensation expense in connection with options granted to employees for the three months ended June 30, 2018 and 2017, was $0.

Warrants

The following table summarizes the warrants outstanding and the related prices for the shares of our common stock as of June 30, 2018:

	Warrants Outstanding			Warrants Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
Exercise	Number	Contractual	Exercise	Number	Exercise
Price	Outstanding	Life (Years)	Price	Exercisable	Price
$1.50	6,127,497	0.99	$1.50	6,127,497	$1.50
$2.50	12,000	0.05	$2.50	12,000	$2.50
Total	6,139,497	0.99	$1.50	6,139,497	$1.50

Transactions involving our warrant issuance are summarized as follows:

		Weighted
	Number of	Average
	Shares	Exercise Price
Warrants outstanding at March 31, 2017	6,534,810	$1.48
Granted / restated	-	$-
Canceled	-	$-
Expired	(365,313)	$(1.18)
Warrants outstanding at March 31, 2018	6,169,497	$1.50
Granted	-	$-
Canceled	-	$-
Expired	(30,000)	$0.50
Warrants outstanding at June 30, 2018	6,139,497	$1.50

INVESTVIEW, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2018
(Unaudited)

NOTE 8 – COMMITMENTS AND CONTINGENCIES

Litigation

In the ordinary course of business, we may be or have been involved in legal proceedings from time to time. Below is a description of all legal proceedings we were involved in as of June 30, 2018.

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

●
Jim Westphal filed a wage claim against Wealth Generators, LLC, in the United States District Court for the District of Utah, Central Division (Case No. 2:18-cv-00080) in the amount of $6,500 plus liquidated damages. Plaintiff is claiming unpaid overtime wages. Wealth Generators contends that Mr. Westphal was an independent contractor, hired on a limited basis to perform software services, and is accordingly not entitled to overtime payments under the Fair Labor Standards Act. Moreover, Plaintiff never provided the promised software pursuant to the parties’ agreement. We filed a counterclaim on July 12, 2018, seeking damages of approximately $20,000 and demanding a jury trial.

NOTE 9 – SUBSEQUENT EVENTS

On July 20, 2018, we entered into a Purchase Agreement with United Games Marketing LLC, a Utah limited liability company, to purchase its wholly owned subsidiaries United Games, LLC and United League, LLC for 50,000,000 shares of our common stock. United Games, LLC and United League, LLC provide distributor marketing back-office and commission tools and online sports gaming experience for users of their applications distributed through their networks of affiliates therefore we expect significant synergies to exist as a result of combining operations. Disclosures required for a business combination have not been presented as of June 30, 2018 because as of the date of this filing the accounting for the business combination is not yet complete.

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

Results of Operations

Three Months Ended June 30, 2018 Compared to Three Months Ended June 30, 2017

Revenues

We recorded net revenue of $7,511,821 for the three months ended June 30, 2018, which was an increase of $4,534,019 or 152%, from the prior period revenue of $2,977,802. The increase is due to the introduction of cryptocurrency education, research, and mining packages as new products, along with a substantial increase in our customer base. Our gross billings increased by 235% ($10,680,256 in the three months ended June 30, 2018, versus $3,190,087 in the three months ended June 30, 2017); however, this was offset by refunds, incentives, credits, chargebacks, and amounts paid to suppliers.

Operating Costs and Expenses

We recorded operating costs and expenses of $9,017,260 for the three months ended June 30, 2018, which was an increase of $5,018,224, or 125%, from the prior period’s operating costs and expenses of $3,999,036. This change is principally a result of an increase of $3,700,967, or 149%, in commissions due to increasing revenues, the growth of the distribution network, and bonus programs in place that did not exist in the prior year. There was also an increase of $601,779, or 178%, in general and administrative expenses, which was mostly due to increases in platform development costs and hosting costs, along with increases in bank and merchant account fees related to increases in revenue.

Other Income and Expenses

We recorded other income of $141,369 for the three months ended June 30, 2018, which was a difference of $3,962,510, or 104%, from the prior period other expenses of $3,821,141. The change is due to the loss on debt extinguishment of $2,686,387 and the loss on spin-off of operations of $1,118,609 during the three months ended June 30, 2017, as compared to no such expense in the current period.

Liquidity and Capital Resources

During the three months ended June 30, 2018, we incurred a loss of $1,375,113. This loss was funded by our cash on hand and advances of $200,000 from related parties. As a result, our cash and cash equivalents decreased by $936,815 to $553,871 as compared to $1,490,686 at the beginning of the fiscal year.

Our current liabilities exceeded our current assets (working capital deficit) by $5,251,756 as of June 30, 2018, as compared to $3,919,260 at March 31, 2018. The increase in the working capital deficit is due to the reduction of cash during the period coupled with an increase in deferred revenues due to increasing revenues during the period.

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

Our audited consolidated financial statements for the year ended March 31, 2018, state that our historical losses, accumulated deficit, cash balance, and working capital deficit raise substantial doubts about our ability to continue as a going concern. Historically we have relied on increasing revenues and new debt financing to pay for operational expenses and debt as it came due. Going forward, we plan to reduce obligations with cash flow provided by operations and pursue additional debt and equity financing; however, we cannot assure that funds will be available on terms acceptable to us or will be sufficient to enable us to fully complete our development activities or sustain operations. Nevertheless, the shortage of working capital adversely affects our ability to develop or participate in activities that promote our business, because a substantial portion of cash flow goes to reduce debt rather than to advance operating activities. To address this, we have implemented a series of adjustments to our affiliate/distributor bonus plan. These adjustments are designed to bring the maximum payout percentage in line with company objectives. During prior periods, the bonus plan had exceeded maximum payouts and consistently paid out near the maximum percentage. We believe the adjustments initiated will reduce the payout over time with payout percentages closer to 60%.

Critical Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations (Regulation S-X) of the SEC and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the three months ended June 30, 2018, are not necessarily indicative of the operating results that may be expected for the year ending March 31, 2019. These unaudited condensed consolidated financial statements should be read in conjunction with the March 31, 2018 consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended March 31, 2018 filed on June 29, 2018.

Principles of Consolidation

The consolidated financial statements include the accounts of Investview, Inc., and our wholly owned subsidiaries, Kuvera, LLC, Investment Tools & Training, LLC, Razor Data Corp., S.A.F.E. Management, LLC, and WealthGen Global, LLC. We have determined that one affiliated entity, Kuvera LATAM S.A.S., which we conduct business with, is a variable interest entity and we are the primary beneficiary of the entities activities. As a result, we have consolidated the accounts of this variable interest entity into the accompanying consolidated financial statements. All intercompany transactions and balances have been eliminated in consolidation.

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

Revenue Recognition

Effective April 1, 2018 we adopted the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Subtopic 606-10, Revenue from Contracts with Customers (“ASC 606-10”). The adoption of ASC 606-10 had no impact on prior year or previouslydisclosed amounts. In accordance with ASC 606-10, revenue is measured based on a consideration specified in a contract with a customer and recognized when we satisfy the performance obligation specified in each contract.

The majority of our revenue is generated by subscription sales and payment is received at the time of purchase. Our performance obligation is to provide services over a fixed subscription period therefore we recognize revenue ratably over the subscription period and deferred revenue is recorded for the portion of the subscription period subsequent to each reporting date. Additionally, we offer a 10-day trial period to subscription customers, during which a full refund can be requested if a customer does not like the product. Revenues are deferred during the trial period as collection is not probable until that time has passed. Revenues are presented net of refunds, sales incentives, credits, and known and estimated credit card chargebacks.

We generate revenue from the sale of cryptocurrency mining services to our customers through an arrangement with a third-party supplier. Our performance obligation is to arrange for the third-party to provide mining services to our customers and payment is received at the time of purchase therefore revenue is recognized upon receipt of payment. We recognize revenue in the amount of the fee to which we are entitled to as an agent, or the amount of consideration that we retain after paying the third-party the consideration received in exchange for the services the third-party is to provide.

Revenue generated for the three months ended June 30, 2018 and 2017, is as follows:

	June 30, 2018			June 30, 2017
	Subscription Revenue	Cryptocurrency Mining Revenue	Total	Subscription Revenue	Cryptocurrency Mining Revenue	Total
Gross billings	$6,510,786	$4,169,470	$10,680,256	$3,190,087	$-	$3,190,087
Refunds, incentives, credits, and chargebacks	(399,397)	-	(399,397)	(212,285)	-	(212,285)
Amounts paid to supplier	-	(2,769,038)	(2,769,038)	-	-	-
Net revenue	$6,111,389	$1,400,432	$7,511,821	$2,977,802	$-	$2,977,802

Recently Issued Accounting Pronouncements

There are no recently issued accounting pronouncements that the Company has not yet adopted that they believe are applicable or would have a material impact on the financial statements of the Company.

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

Changes in Internal Controls

There were no changes in our internal controls over financial reporting during the fiscal quarter ended June 30, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

In the ordinary course of business, we may be or have been involved in legal proceedings from time to time. The following discussion identifies material developments that have occurred in legal proceedings that were reported in our annual report for the year ended March 31, 2018.

●
Jim Westphal filed a wage claim against Wealth Generators, LLC, in the United States District Court for the District of Utah, Central Division (Case No. 2:18-cv-00080) in the amount of $6,500 plus liquidated damages. Plaintiff is claiming unpaid overtime wages. Wealth Generators contends that Mr. Westphal was an independent contractor, hired on a limited basis to perform software services, and is accordingly not entitled to overtime payments under the Fair Labor Standards Act. Moreover, Plaintiff never provided the promised software pursuant to the parties’ agreement. We filed a countersuit on July 12, 2018, seeking approximately $20,000 in damages and demanding a jury trial.

ITEM 1.A – RISK FACTORS

None.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 – MINE SAFELY DISCLOSURES

Not applicable.

ITEM 5 – OTHER INFORMATION

On May 1, 2018, we entered into a new Product Contribution Agreement with WestMyn Technology Services, Inc., that superseded the original Product Contribution Agreement entered into November 13, 2017  The new agreement was entered into in order to better define the services, hardware, software, firmware and maintenance provided by the supplier. On that same date, we also entered into a Capital Crypto Mining Agreement with WestMyn Technology Services that expanded the definitions of the items for purchase that are inclusive of hardware, software, firmware and maintenance and began using a new Mining Purchase Agreement with our members. We also changed the structure of the agreement to reflect a purchase of items versus a lease of items.

ITEM 6 – EXHIBITS

The following exhibits are filed as a part of this report:

Exhibit Number*	Title of Document	Location

Item 3	Articles of Incorporation and Bylaws
3.07	Certificate of Amendment to Articles of Incorporation	Incorporated by reference to the Definitive Information Statement filed December 20, 2017

Item 10	Material Contracts
10.36	Purchase Agreement between United Marketing, LLC and Investview, Inc., entered July 20th, 2018	Incorporated by reference from current report on Form 8-K filed July 25, 2018

10.37	Product Contribution Agreement between Investview, Inc. and WestMyn Technology Services, Inc., entered May 1, 2018	This filing.

10.38	Capital Crypto Mining Agreement between InvestView, Inc., and WestMyn Technology Services, Inc., entered May 1, 2018	This filing.

10.39	Form of Mining Lease between Kuvera LLC (fka Wealth Generators LLC) and its members	This filing.

Item 31	Rule 13a-14(a)/15d-14(a) Certifications
31.01	Certification of Principal Executive Officer Pursuant to Rule 13a-14	This filing.

31.02	Certification of Principal Financial Officer Pursuant to Rule 13a-14	This filing.

Item 32	Section 1350 Certifications
32.01	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	This filing.

32.02	Certification of Acting Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	This filing.

Item 101***	Interactive Data File
101.INS	XBRL Instance Document	This filing.

101.SCH	XBRL Taxonomy Extension Schema	This filing.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase	This filing.

101.DEF	XBRL Taxonomy Extension Definition Linkbase	This filing.

101.LAB	XBRL Taxonomy Extension Label Linkbase	This filing.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase	This filing.

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

INVESTVIEW, INC.

Dated: August 14, 2018	By:	/s/ Ryan Smith
Ryan Smith
Chief Executive Officer
(Principal Executive Officer)

Dated: August 14, 2018	By:	/s/ William C. Kosoff
William C. Kosoff
Acting Chief Financial Officer
(Principal Financial Officer and Accounting Officer)