Form 10-Q/A
period 2018-06-30
Investview, Inc.
filed 2018-09-05
CIK 862651

U.S. Securities and Exchange Commission
Washington, DC 20549

FORM 10-Q/A

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

EXPLANATORY NOTE

This report has been revised to file Exhibit 10.37, Product Contribution Agreement between Investview, Inc. and WestMyn Technology Services, Inc., entered May 1, 2018, and Exhibit 10.38,Capital Crypto Mining Agreement between InvestView, Inc., and WestMyn Technology Services, Inc., entered May 1, 2018, which were inadvertently omitted from the original filing. The exhibit table in Item 6, Exhibits, has also been corrected to delete Exhibit 10.39, which was mistakenly included.

This amendment speaks as to the original filing date and does not reflect events that may have occurred subsequent to the original filing date.

PART II OTHER INFORMATION

ITEM 6 – EXHIBITS

The following exhibits are filed as a part of this report:

Exhibit Number*	Title of Document	Location

Item 3	Articles of Incorporation and Bylaws
3.07	Certificate of Amendment to Articles of Incorporation	Incorporated by reference to the Definitive Information Statement filed December 20, 2017

Item 10	Material Contracts
10.36	Purchase Agreement between United Marketing, LLC and Investview, Inc., entered July 20th, 2018	Incorporated by reference from current report on Form 8-K filed July 25, 2018

10.37	Product Contribution Agreement between Investview, Inc. and WestMyn Technology Services, Inc., entered May 1, 2018	This filing.

10.38	Capital Crypto Mining Agreement between InvestView, Inc., and WestMyn Technology Services, Inc., entered May 1, 2018	This filing.

Item 31	Rule 13a-14(a)/15d-14(a) Certifications
31.01	Certification of Principal Executive Officer Pursuant to Rule 13a-14	This filing.

31.02	Certification of Principal Financial Officer Pursuant to Rule 13a-14	This filing.

Item 32	Section 1350 Certifications
32.01	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Incorporated by reference from quarterly report on Form 10-Q for the quarter ended June 30, 2018, filed August 14, 2018

32.02	Certification of Acting Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Incorporated by reference from quarterly report on Form 10-Q for the quarter ended June 30, 2018, filed August 14, 2018

Item 101***	Interactive Data File
101.INS	XBRL Instance Document	Incorporated by reference from quarterly report on Form 10-Q for the quarter ended June 30, 2018, filed August 14, 2018

101.SCH	XBRL Taxonomy Extension Schema	Incorporated by reference from quarterly report on Form 10-Q for the quarter ended June 30, 2018, filed August 14, 2018

101.CAL	XBRL Taxonomy Extension Calculation Linkbase	Incorporated by reference from quarterly report on Form 10-Q for the quarter ended June 30, 2018, filed August 14, 2018

101.DEF	XBRL Taxonomy Extension Definition Linkbase	Incorporated by reference from quarterly report on Form 10-Q for the quarter ended June 30, 2018, filed August 14, 2018

101.LAB	XBRL Taxonomy Extension Label Linkbase	Incorporated by reference from quarterly report on Form 10-Q for the quarter ended June 30, 2018, filed August 14, 2018

101.PRE	XBRL Taxonomy Extension Presentation Linkbase	Incorporated by reference from quarterly report on Form 10-Q for the quarter ended June 30, 2018, filed August 14, 2018

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

SIGNATURE PAGE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned hereunto duly authorized.

INVESTVIEW, INC.

Dated: September 5, 2018	By:	/s/ Ryan Smith
Ryan Smith
Chief Executive Officer
(Principal Executive Officer)

Dated: September 5, 2018	By:	/s/ William C. Kosoff
William C. Kosoff
Acting Chief Financial Officer
(Principal Financial Officer and Accounting Officer)

4