Form 10-Q
period 2018-09-30
Investview, Inc.
filed 2018-11-14
CIK 862651

U.S. Securities and Exchange Commission
Washington, DC 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED

September 30, 2018

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

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of November 14, 2018, there were 2,213,661,318 shares of common stock, $0.001 par value, outstanding.

INVESTVIEW, INC.

Form 10-Q for the Three and Six Months Ended September 30, 2018

Table of Contents

PART I – FINANCIAL INFORMATION	3
ITEM 1 – FINANCIAL STATEMENTS	3
Condensed Consolidated Balance Sheets as of September 30, 2018 (Unaudited) and March 31, 2018	3
Condensed Consolidated Statements of Operations and Other Comprehensive Income for the Three and Six Months Ended September 30, 2018 and 2017 (Unaudited)	4
Condensed Consolidated Statements of Cash Flows for the Six Months Ended September 30, 2018 and 2017 (Unaudited)	5
Notes to the Condensed Consolidated Financial Statements	6
ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	16
ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	20
ITEM 4 – CONTROLS AND PROCEDURES	20
PART II – OTHER INFORMATION	20
ITEM 1 – LEGAL PROCEEDINGS	20
ITEM 1.A – RISK FACTORS	20
ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	21
ITEM 3 – DEFAULTS UPON SENIOR SECURITIES	21
ITEM 4 – MINE SAFELY DISCLOSURES	21
ITEM 5 – OTHER INFORMATION	21
ITEM 6 – EXHIBITS	22
SIGNATURE PAGE	23

PART I – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

INVESTVIEW, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	March 31,
	2018	2018
	(Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$829,809	$1,490,686
Prepaid assets	14,971	3,555
Receivables	719,575	472,557
Short term advances	10,000	10,000
Short term advances - related party	500	36,510
Other current assets	10,573	480,370
Total current assets	1,585,428	2,493,678

Fixed assets, net	15,840	18,860

Other assets:
Intangible assets, net	3,037,387	-
Long term license agreement, net	2,058,214	2,133,620
Deposits	4,500	4,500
Total other assets	5,100,101	2,138,120

Total assets	$6,701,369	$4,650,658

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued liabilities	$5,062,579	$5,352,073
Customer advance	265,000	-
Deferred revenue	1,244,891	863,740
Related party payables	699,380	1,880
Debt	727,392	195,245
Total current liabilities	7,999,242	6,412,938

Total liabilities	7,999,242	6,412,938

Commitments and contingencies	-	-

Stockholders' equity (deficit).
Preferred stock, par value: $0.001; 10,000,000 shares authorized, none issued and outstanding as of September 30, 2018 and March 31, 2018	-	-
Common stock, par value $0.001; 10,000,000,000 shares authorized; 2,213,661,318 and 2,169,661,318 shares issued and outstanding as of September 30, 2018 and March 31, 2018, respectively	2,213,661	2,169,661
Additional paid in capital	17,112,945	16,137,945
Accumulated other comprehensive income (loss)	1,258	(2,483)
Accumulated deficit	(20,611,269)	(20,085,947)
Total Investview stockholders' equity (deficit)	(1,283,405)	(1,780,824)
Noncontrolling interest	(14,468)	18,544
Total stockholders' equity (deficit)	(1,297,873)	(1,762,280)

Total liabilities and stockholders' equity (deficit)	$6,701,369	$4,650,658

The accompanying notes are an integral part of these condensed consolidated financial statements

INVESTVIEW, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
	2018	2017	2018	2017

Revenue:
Subscription revenue, net of refunds, incentives, credits, and chargebacks	$7,719,857	$3,615,305	$13,831,246	$6,593,107
Cryptocurrency mining service revenue, net of amounts paid to supplier	377,891	-	1,778,323	-
Total revenue, net	8,097,748	3,615,305	15,609,569	6,593,107

Operating costs and expenses:
Cost of sales and service	201,445	123,010	430,997	317,296
Commissions	6,047,907	2,958,173	12,229,266	5,438,565
Selling and marketing	309,442	119,218	525,406	268,596
Salary and related	1,123,682	419,347	2,016,202	856,493
Professional fees	512,515	425,197	1,070,596	825,026
General and administrative	1,040,522	494,383	1,980,306	832,388
Total operating costs and expenses	9,235,513	4,539,328	18,252,773	8,538,364

Net loss from operations	(1,137,765)	(924,023)	(2,643,204)	(1,945,257)

Other income (expense):
Gain (loss) on debt extinguishment	-	(81,035)	19,387	(2,767,422)
Loss on spin-off of operations	-	-	-	(1,118,609)
Gain on bargain purchase	2,005,282	-	2,005,282	-
Realized gain (loss) on cryptocurrency	(6,278)	-	17,454	-
Unrealized gain (loss) on cryptocurrency	(4,244)	-	95,926	-
Interest expense - related parties	(5,000)	-	(5,000)	(3,000)
Interest expense	(4,147)	(81,136)	(4,147)	(91,903)
Other income (expense)	77	676	(1,843)	(1,702)
Total other income (expense)	1,985,690	(161,495)	2,127,059	(3,982,636)

Income (loss) before income taxes	847,925	(1,085,518)	(516,145)	(5,927,893)
Income tax expense	(31,146)	(6,879)	(42,189)	(13,340)

Net income (loss)	816,779	(1,092,397)	(558,334)	(5,941,233)
Less: net loss attributable to the noncontrolling interest	(16,788)	-	(33,012)	-

Net income (loss) attributable to Investview stockholders	$833,567	$(1,092,397)	$(525,322)	$(5,941,233)

Income (loss) per common share, basic and diluted	$0.00	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding, basic and diluted	2,169,661,318	1,822,478,129	2,189,508,313	1,581,200,506

Other comprehensive income, net of tax:
Foreign currency translation adjustments	$123	$-	$3,741	$-
Total other comprehensive income	123	-	3,741	-
Comprehensive income (loss)	816,902	(1,092,397)	(554,593)	(5,941,233)
Less: comprehensive income attributable to the noncontrolling interest	(123)	-	(3,741)	-
Comprehensive income (loss) attributable to Investview shareholders	$816,779	$(1,092,397)	$(558,334)	$(5,941,233)

The accompanying notes are an integral part of these condensed consolidated financial statements

INVESTVIEW INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended September 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(558,334)	$(5,941,233)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	3,020	1,107
Amortization of long-term license agreement	75,406	-
Amortization of intangible assets	112,613	-
Stock issued for services, compensation, and license agreement	3,333	47,591
Loss on spin-off of operations	-	1,118,609
Gain on bargain purchase	(2,005,282)	-
(Gain) loss on debt extinguishment	(19,387)	2,767,422
Realized gain on cryptocurrency	(17,454)	-
Unrealized gain on cryptocurrency	(95,926)	-
Changes in operating assets and liabilities:
Receivables	114,327	325,936
Prepaid assets	(4,749)	-
Short term advances from related parties	36,010	-
Other current assets	583,177	1,500
Accounts payable and accrued liabilities	(675,065)	(112,847)
Customer advance	265,000	-
Deferred revenue	383,417	122,399
Accrued interest	4,147	76,602
Accrued interest - related parties	5,000	3,000
Net cash provided by operating activities	(1,790,747)	(1,589,914)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash received in acquisition	3,740	3,550
Net cash provided by investing activities	3,740	3,550

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from related parties	894,000	368,253
Repayments for related party payables	(201,500)	(392,500)
Proceeds from debt	670,000	1,675,000
Repayments for debt	(142,000)	(556,085)
Payments for share repurchase	(91,000)	-
Proceeds from the sale of stock	-	492,000
Net cash provided by financing activities	1,129,500	1,586,668

Effect of exchange rate translation on cash	(3,370)	-

Net increase (decrease) in cash and cash equivalents	(660,877)	304
Cash and cash equivalents-beginning of period	1,490,686	1,616
Cash and cash equivalents-end of period	$829,809	$1,920

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$-	$78,000
Income taxes	$42,189	$13,340
Non cash investing and financing activities:
Common stock issued for acquisition	$1,100,000	$662,048
Common stock issued in settlement of debt	$-	$2,322,606
Common stock issued for prepaid services and long term license agreement	$6,667	$2,215,909

The accompanying notes are an integral part of these condensed consolidated financial statements

INVESTVIEW, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2018
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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations (Regulation S-X) of the Securities and Exchange Commission (the “SEC”) and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the three and six months ended September 30, 2018, are not necessarily indicative of the operating results that may be expected for the year ending March 31, 2019. These unaudited condensed consolidated financial statements should be read in conjunction with the March 31, 2018 consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended March 31, 2018.

INVESTVIEW, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2018
(Unaudited)

Principles of Consolidation

The consolidated financial statements include the accounts of Investview, Inc., and our wholly owned subsidiaries, Kuvera, LLC, Investment Tools & Training, LLC, Razor Data Corp., S.A.F.E. Management, LLC, WealthGen Global, LLC, United Games, LLC, and United League, LLC. We have determined that one affiliated entity, Kuvera LATAM S.A.S., which we conduct business with, is a variable interest entity and we are the primary beneficiary of the entity’s activities. As a result, we have consolidated the accounts of this variable interest entity into the accompanying consolidated financial statements. Further, because the Company does not have any ownership interest in this variable interest entity, the Company has allocated the contributed capital in the variable interest entity as a component of noncontrolling interest. All intercompany transactions and balances have been eliminated in consolidation.

Financial Statement Reclassification

Certain account balances from prior periods have been reclassified in these consolidated financial statements to conform to current period classifications.

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

The following rates were used to translate the accounts of Kuvera LATAM S.A.S. into USD at the following balance sheet dates.

	September 30, 2018	March 31, 2018
Colombian Peso to USD	0.00034	0.00036

The following rates were used to translate the accounts of Kuvera LATAM S.A.S. into USD for the following operating periods.

	Six Months Ended September 30,
	2018	2017
Colombian Peso to USD	0.00034	n/a

Cryptocurrencies

We hold cryptocurrency-denominated assets (“cryptocurrencies”) and include them in our consolidated balance sheet as other current assets. We record cryptocurrencies at fair market value and recognize the change in the fair value of our cryptocurrencies as an unrealized gain or loss in the consolidated statement of operations. As of September 30, 2018 and March 31, 2018 the fair value of our cryptocurrencies was $10,573 and $480,370, respectively. During the six months ended September 30, 2018 we recorded $17,454 and $95,926 as a total realized and unrealized gain (loss) on cryptocurrency. We recorded no gain or loss on cryptocurrencies during the six months ended September 30, 2017. During the three months ended September 30, 2018 we recorded $(6,278) and $(4,244) as a total realized and unrealized gain (loss) on cryptocurrency. We recorded no gain or loss on cryptocurrencies during the three months ended September 30, 2017.

INVESTVIEW, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2018
(Unaudited)

Long-Lived Assets – Intangible Assets & License Agreement

We account for our intangible assets and long-term license agreement in accordance with ASC Subtopic 350-30, General Intangibles Other Than Goodwill, and ASC Subtopic 360-10-05, Accounting for the Impairment or Disposal of Long-Lived Assets. ASC Subtopic 350-30 requires assets to be measured based on the fair value of the consideration given or the fair value of the assets (or net assets) acquired, whichever is more clearly evident and, thus, more reliably measurable. Further, ASC Subtopic 350-30 requires an intangible asset to be amortized over its useful life and for the useful life to be evaluated every reporting period to determine whether events or circumstances warrant a revision to the remaining period of amortization. If the estimate of useful life is changed the remaining carrying amount of the intangible asset is amortized prospectively over the revised remaining useful life. Costs of internally developing, maintaining, or restoring intangible assets are recognized as an expense when incurred.

In June of 2017 we issued 80,000,000 shares of common stock with a value of $2,256,000 for a 15-year license agreement. Annual amortization over the 15-year life is expected to be $150,400 per year. Amortization recognized for the six months ended September 30, 2018 and 2017 was $75,406 and $47,591, respectively, and the long-term license agreement was recorded at a net value of $2,058,214 and $2,133,620 as of September 30, 2018 and March 31, 2018, respectively.

In June of 2018 we purchased United Games, LLC and United League, LLC and recorded the transaction as a business combination (see Note 9). Intangible assets acquired in the business combination were recorded at fair value on the date of acquisition and are being amortized on a straight-line method over their estimated useful lives.

	Estimated
	Useful
	Life
	(years)	Value
FireFan mobile application	4	$804,000
Back office software	10	1,074,000
Tradename/trademark - FireFan	5	472,000
Tradename/trademark - United Games	0.45	4,000
Customer contracts/relationships	5	796,000
		3,150,000
Accumulated amortization as of September 30, 2018		(112,613)
Net book value, September 30, 2108		$3,037,387

Amortization expense is expected to be as follows:

Remainder of 2019	$282,478
Fiscal year ending March 31, 2020	562,000
Fiscal year ending March 31, 2021	562,000
Fiscal year ending March 31, 2022	562,000
Fiscal year ending March 31, 2023	422,126
Fiscal year ending March 31, 2020 and beyond	646,783
$3,037,387

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

INVESTVIEW, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2018
(Unaudited)

The Company evaluates the recoverability of long-lived assets based upon future net cash flows expected to result from the asset, including eventual disposition. Should impairment in value be indicated, the carrying value of intangible assets will be adjusted and an impairment loss is recorded equal to the difference between the asset’s carrying value and fair value or disposable value. During the six months ended September 30, 2018 and 2017 no impairment was recognized.

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

Our financial instruments consist of cash, accounts receivable, accounts payable, and debt. We have determined that the book value of our outstanding financial instruments as of September 30, 2018 and March 31, 2018, approximates the fair value due to their short-term nature.

Items recorded or measured at fair value on a recurring basis in the accompanying consolidated financial statements consisted of the following items as of September 30, 2018:

	Level 1	Level 2	Level 3	Total
Cryptocurrencies	$10,573	$-	$-	$10,573
Total Assets	$10,573	$-	$-	$10,573

Total Liabilities	$-	$-	$-	$-

Items recorded or measured at fair value on a recurring basis in the accompanying consolidated financial statements consisted of the following items as of March 31, 2018:

	Level 1	Level 2	Level 3	Total
Cryptocurrencies	$480,370	$-	$-	$480,370
Total Assets	$480,370	$-	$-	$480,370

Total Liabilities	$-	$-	$-	$-

INVESTVIEW, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2018
(Unaudited)

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

The majority of our revenue is generated by subscription sales and payment is received at the time of purchase. Our performance obligation is to provide services over a fixed subscription period, therefore we recognize revenue ratably over the subscription period and deferred revenue is recorded for the portion of the subscription period subsequent to each reporting date. Additionally, we offer a 10-day trial period to subscription customers, during which a full refund can be requested if a customer does not like the product. Revenues are deferred during the trial period as collection is not probable until that time has passed. Revenues are presented net of refunds, sales incentives, credits, and known and estimated credit card chargebacks.

We generate revenue from the sale of cryptocurrency mining services to our customers through an arrangement with a third-party supplier. Our performance obligation is to arrange for the third-party to provide mining services to our customers and payment is received at the time of purchase, therefore revenue is recognized upon receipt of payment. We recognize revenue in the amount of the fee to which we are entitled to as an agent, or the amount of consideration that we retain after paying the third-party the consideration received in exchange for the services the third-party is to provide.

Revenue generated for the six months ended September 30, 2018 and 2017, is as follows:

	September 30, 2018			September 30, 2017
	Subscription Revenue	Cryptocurrency Mining Revenue	Total	Subscription Revenue	Cryptocurrency Mining Revenue	Total
Gross billings	$14,677,640	$5,649,601	$20,327,241	$7,017,677	$-	$7,0170,677
Refunds, incentives, credits, and chargebacks	(846,394)	-	(846,394)	(424,570)	-	(424,570)
Amounts paid to supplier	-	(3,871,278)	(3,871,278)	-	-	-
Net revenue	$13,831,246	$1,778,323	$15,609,569	$6,593,107	$-	$6,593,107

Revenue generated for the three months ended September 30, 2018 and 2017, is as follows:

	September 30, 2018			September 30, 2017
	Subscription Revenue	Cryptocurrency Mining Revenue	Total	Subscription Revenue	Cryptocurrency Mining Revenue	Total
Gross billings	$8,166,854	$1,480,131	$9,646,985	$3,827,590	$-	$3,827,590
Refunds, incentives, credits, and chargebacks	(446,997)	-	(446,997)	(212,285)	-	(212,285)
Amounts paid to supplier	-	(1,102,240)	(1,102,240)	-	-	-
Net revenue	$7,719,857	$377,891	$8,097,748	$3,615,305	$-	$3,615,305

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

INVESTVIEW, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2018
(Unaudited)

Potentially dilutive securities excluded from the computation of basic and diluted net loss per share are as follows:

	September 30, 2018	September 30, 2017
Options to purchase common stock	35,000	35,000
Warrants to purchase common stock	6,052,497	6,534,810
Totals	6,087,497	6,569,810

NOTE 3 – RECENT ACCOUNTING PRONOUNCEMENTS

There are no recently issued accounting pronouncements that the Company has not yet adopted that they believe are applicable or would have a material impact on the financial statements of the Company.

NOTE 4 – GOING CONCERN AND LIQUIDITY

Our financial statements are prepared using generally accepted accounting principles applicable to a going concern that contemplates the realization of assets and liquidation of liabilities in the normal course of business. We have incurred significant recurring losses, which have resulted in an accumulated deficit of $20,611,269 as of September 30, 2018, along with a net loss of $558,334 and net cash used in operations of $1,790,747 for the six months ended September 30, 2018. Additionally, as of September 30, 2018, we had cash of $829,809 and a working capital deficit of $6,413,814. These factors raise substantial doubt about our ability to continue as a going concern.

Historically we have relied on increasing revenues and new debt financing to pay for operational expenses and debt as it came due. During the six months ended September 30, 2018, we raised $670,000 in cash proceeds from new debt arrangements and raised $894,000 in cash proceeds from related parties. Going forward we plan to reduce obligations with cash flow provided by operations and pursue additional debt and equity financing; however, we cannot assure that funds will be available on terms acceptable to us, or if available, will be sufficient to enable us to fully complete our development activities or sustain operations. Nevertheless, the shortage of working capital adversely affects our ability to develop or participate in activities that promote our business, because a substantial portion of cash flow goes to reduce debt rather than to advance operating activities. To address this, we have implemented a series of adjustments to our affiliate/distributor bonus plan. These adjustments are designed to bring the maximum payout percentage in line with company objectives. During prior periods, the bonus plan had exceeded maximum payouts and consistently paid out near the maximum percentage. We believe the adjustments initiated will reduce the payout over time with payout percentages closer to 60%.

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

NOTE 5 – RELATED-PARTY TRANSACTIONS

Our related-party payables consisted of the following:

	September 30, 2018	March 31, 2018
Short-term advances [1]	$594,380	$1,880
Short-term Promissory Note entered into on 8/17/18, in default [2]	105,000	-
	$694,380	$1,880
_______________

[1]
We periodically receive advances for operating funds from our current majority shareholders and other related parties, including entities that are owned, controlled, or influenced by our owners or management. These advances are due on demand, generally have no interest or fees associated with them, and are unsecured. During the six months ending September 30, 2018, we received $794,000 in cash proceeds from advances and repaid related parties $201,500.

[2]
A member of the senior management team advanced funds of $100,000 on August 17, 2018, under a short-term promissory note due to be repaid on August 31, 2018. The note has a fixed interest payment of $5,000 which was recorded as interest expense in the statement of operations.

INVESTVIEW, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2018
(Unaudited)

NOTE 6 – DEBT

Our debt consisted of the following:

	September 30, 2018	March 31, 2018
Revenue share agreement entered into on 6/28/16 [1]	$53,245	$195,245
Promissory note entered into on 9/19/18 [2]	104,000	-
Secured merchant agreement for future receivables entered into on 9/28/18 [3]	570,147	-
	$727,392	$195,245
_______________

[1]
During April 2016, we entered into a Royalty Agreement, which was replaced with a Revenue Share Agreement dated June 28, 2016, which was amended in October of 2016. Cash receipts were received of $100,000, $150,000, and $250,000 on April 19, May 11, and June 29, 2016, respectively. In accordance with the terms of the final amended agreement, we are required to make payments of $25,000 per month or a 3% royalty for the previous month’s sales, whichever is greater, beginning February 15, 2017, until the lender has been repaid $600,000. During the six months ended September 30, 2018, we repaid $142,000.

[2]
In September 2018 we entered into a promissory note for $100,000 with a maturity date of October 1, 2018. The promissory note has a fixed interest amount of $4,000 which was recorded as interest expense in the statement of operations.

[3]
During September 2018 we entered into a Secured Merchant Agreement for future receivables with an entity that provides quick access to working capital. On September 28, 2018, we received proceeds from this arrangement of $570,000. In accordance with the terms of the agreement, we are required to repay $839,400 by making ACH payments in the amount of 10% of our daily cash receipts. Accordingly, we recorded $269,400 as a debt discount at the inception of the agreement, which was the difference between the funds received and the amount that was to be repaid. We amortized $147 into interest expense during the six months ended September 30, 2018.

NOTE 7 – STOCKHOLDERS’ EQUITY (DEFICIT)

Preferred Stock

We are authorized to issue up to 10,000,000 shares of preferred stock with a par value of $0.001 and our Board of Directors has the authority to issue one or more classes of preferred stock with rights senior to those of common stock and to determine the rights, privileges and inference of that preferred stock, which has not yet been done. As of September 30 and March 31, 2018 we had no preferred stock issued or outstanding.

Common Stock

During the six months ended September 30, 2018, we had issued 50,000,000 shares of common stock for the acquisition of United Games, LLC and United League, LLC (see Note 9). We also issued 1,000,000 shares of common stock, valued at $10,000 based on the market date on the day of issuance, to an employee for compensation, which is subject to forfeiture if the employee is not in good standing 6 months after the date of issuance. Of the $10,000 value we recognized $3,333 as an expense during the six months ending September 30, 2018 and $6,667 was recorded as a prepaid asset. Also during the 6 months ended September 30, 2018 we repurchased 7,000,000 shares of common stock for $91,000. As of September 30 and March 31, 2018, the Company had 2,213,661,318 and 2,169,661,318 shares of common stock issued and outstanding, respectively.

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

INVESTVIEW, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2018
(Unaudited)

The following table summarizes the changes in employee stock options outstanding and the related prices for the shares of our common stock issued to employees under two employee stock option plans:

Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price	Life (years)	Value
Options outstanding at March 31, 2017	35,000	$10.00	2.51	$-
Granted	-	$-
Exercised	-	$-
Canceled / expired	-	$-
Options outstanding at March 31, 2018	35,000	$10.00	1.51	$-
Granted	-	$-
Exercised	-	$-
Canceled / expired	-	$-
Options outstanding at September 30, 2018	35,000	$10.00	1.01	$-
Options exercisable at September 30, 2018	35,000	$10.00	1.01	$-

Stock-based compensation expense in connection with options granted to employees for the three and six months ended September 30, 2018 and 2017, was $0.

Warrants

The following table summarizes the warrants outstanding and the related prices for the shares of our common stock as of September 30, 2018:

	Warrants Outstanding			Warrants Exercisable
Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
Exercise	Number	Contractual	Exercise	Number	Exercise
Price	Outstanding	Life (Years)	Price	Exercisable	Price
$1.50	6,052,497	0.75	$1.50	6,052,497	$1.50

Transactions involving our warrant issuance are summarized as follows:

		Weighted
	Number of	Average
	Shares	Exercise Price
Warrants outstanding at March 31, 2017	6,534,810	$1.48
Granted / restated	-	$-
Canceled	-	$-
Expired	(365,313)	$1.18
Warrants outstanding at March 31, 2018	6,169,497	$1.50
Granted	-	$-
Canceled	-	$-
Expired	(117,000)	$1.35
Warrants outstanding at September 30, 2018	6,052,497	$1.50

INVESTVIEW, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2018
(Unaudited)

NOTE 8 – COMMITMENTS AND CONTINGENCIES

Litigation

In the ordinary course of business, we may be or have been involved in legal proceedings from time to time. Below is a description of all legal proceedings we were involved in as of September 30, 2018.

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

●
In February 2018, we received a subpoena from the United States Commodity Futures Trading Commission (“CFTC”). We complied with the terms of the subpoena, negotiated a resolution of this matter with the CFTC staff, and a final order was issued on September 14, 2018. Under the order, we are not admitting or denying any of the allegations, will pay a fine of $150,000, and have agreed not to act as an unregistered Commodities Trading Advisor in the future. As of September 30, 2018 we have paid $15,000 to CFTC and the remaining unpaid balance has been included in Accounts Payable and Accrued Liabilities on our consolidated balance sheet.

●
Jim Westphal filed a wage claim against Kuvera, LLC (at the time named Wealth Generators, LLC), in the United States District Court for the District of Utah, Central Division (Case No. 2:18-cv-00080) in the amount of $6,500 plus liquidated damages. Plaintiff is claiming unpaid overtime wages. Wealth Generators contends that Mr. Westphal was an independent contractor, hired on a limited basis to perform software services, and is accordingly not entitled to overtime payments under the Fair Labor Standards Act. Moreover, Plaintiff never provided the promised software pursuant to the parties’ agreement. We filed a counterclaim on July 12, 2018, seeking damages of approximately $20,000 and demanding a jury trial.

NOTE 9 – ACQUISITION

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

The transaction was accounted for as a business combination using the acquisition method of accounting in accordance with the FASB (ASC Topic 805). The following table summarizes the purchase accounting for the fair value of the assets acquired and liabilities assumed at the date of the acquisition and the gain on bargain purchase which resulted from the fair value of the intangible assets acquired exceeding the fair value of our common stock given as consideration.

INVESTVIEW, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2018
(Unaudited)

Cash	$3,740
Receivables	361,345
Intangible assets (see Note 2)	3,150,000
Total assets acquired	3,515,085

Accounts payable and accrued liabilities	409,803
Total liabilities assumed	409,803

Net assets acquired	3,105,282

Consideration	1,100,000

Gain on bargain purchase	$2,005,282

United Games, LLC and United League, LLC recorded combined revenue of $397,661 and a combined net loss of $187,556 since the July 20, 2018 acquisition date, which were included in our consolidated statement of operations for the six months ended September 30, 2018.

The table below represents the pro forma revenue and net income (loss) for the six months ended September 30, 2018 and 2017, assuming the acquisition had occurred on April 1, 2017, pursuant to ASC Subtopic 805-10-50. This pro forma information does not purport to represent what the actual results of our operations would have been had the acquisition occurred on this date nor does it purport to predict the results of operations for future periods:

	Three months ended September 30,		Six months ended September 30,
	2018	2017	2018	2017
Revenues	$7,922,613	$5,082,325	$14,769,395	$10,086,101
Net income (loss)	$858,711	$(1,457,172)	$(868,974)	$(6,451,091)
Loss per common share	$0.00	$(0.00)	$(0.00)	$(0.00)

NOTE 10 – SUBSEQUENT EVENTS

In October 2018 we entered into a Secured Merchant Agreement for the purchase and sale of future receivables. In conjunction with this agreement we received proceeds from this arrangement of $500,000 and are required to repay $699,500 by making ACH payments in the amount of 25% of our daily cash receipts.

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

Acquisition

On July 20, 2018, we entered into a Purchase Agreement with United Games Marketing LLC, a Utah limited liability company, to purchase its wholly owned subsidiaries United Games, LLC and United League, LLC (collectively “United Games”) for 50,000,000 shares of our common stock. The deal includes the purchase of the Utah based companies wholly owned technology, staff and trademarks including the well-known FireFan mobile app.

United Games is a social gaming environment accessed through its FireFan mobile app and sold primarily through United Games affiliates. This acquisition provides us a wholly owned subsidiary that provides key synergies to our largest subsidiary, Kuvera, LLC.

The acquisition of United Games brings these key benefits:

Customizable back office
Customizable commission engine
FireFan game/mobile App
FireFan brand (registered and trademarked)
In-house development team to deliver new and integrated technologies
Existing incoming revenue
Multiple newly engaged affiliates
An extensive network of contacts, customers & affiliates
19,000 active paying members
Access to a 1.5-million-person database

Our management team is working through the transition to a common operations and development team for all of our companies and subsidiaries.

Results of Operations

Three Months Ended September 30, 2018 Compared to Three Months Ended September 30, 2017

Revenues

We recorded net revenue of $8,097,748 for the three months ended September 30, 2018, which was an increase of $4,482,443 or 124%, from the prior period revenue of $3,615,305. The increase is due to the introduction of cryptocurrency education, research, and mining packages as new products, along with a substantial increase in our customer base. Our gross billings increased by 152% ($9,646,985 in the three months ended September 30, 2018, versus $3,827,590 in the three months ended September 30, 2017); however, this was offset by refunds, incentives, credits, chargebacks, and amounts paid to suppliers.

Operating Costs and Expenses

We recorded operating costs and expenses of $9,235,513 for the three months ended September 30, 2018, which was an increase of $4,696,185, or 103%, from the prior period’s operating costs and expenses of $4,539,328. This change is principally a result of an increase of $3,089,734, or 104%, in commissions due to increasing revenues, the growth of the distribution network, and bonus programs in place that did not exist in the prior year. There was also an increase of $546,139, or 110%, in general and administrative expenses, which was mostly due to increases in platform development costs and hosting costs, along with increases in bank and merchant account fees related to increases in revenue.

Other Income and Expenses

We recorded other income of $1,985,690 for the three months ended September 30, 2018, which was a difference of $2,147,185, or 1330%, from the prior period other expenses of $161,495. The change is due to the gain on bargain purchase recorded as a result of the United Games, LLC and United League, LLC acquisition that took place during the three months ended September 30, 2018, as compared to no such gain in the prior period.

Six Months Ended September 30, 2018 Compared to Six Months Ended September 30, 2017

Revenues

We recorded net revenue of $15,609,569 for the six months ended September 30, 2018, which was an increase of $4,482,443 or 124%, from the prior period revenue of $6,593,107. The increase is due to the introduction of cryptocurrency education, research, and mining packages as new products, along with a substantial increase in our customer base. Our gross billings increased by 190% ($20,327,241 in the six months ended September 30, 2018, versus $7,017,677 in the six months ended September 30, 2017); however, this was offset by refunds, incentives, credits, chargebacks, and amounts paid to suppliers.

Operating Costs and Expenses

We recorded operating costs and expenses of $18,252,773 for the six months ended September 30, 2018, which was an increase of $9,714,409, or 114%, from the prior period’s operating costs and expenses of $8,538,364. This change is principally a result of an increase of $6,790,701, or 125%, in commissions due to increasing revenues, the growth of the distribution network, and bonus programs in place that did not exist in the prior year. There was also an increase of $1,147,918, or 138%, in general and administrative expenses, which was mostly due to increases in platform development costs and hosting costs, along with increases in bank and merchant account fees related to increases in revenue.

Other Income and Expenses

We recorded other income of $2,127,059 for the six months ended September 30, 2018, which was a difference of $6,109,695, or 153%, from the prior period other expenses of $3,982,636. The change is due to the gain on bargain purchase recorded as a result of the United Games, LLC and United League, LLC acquisition that took place during the three months ended September 30, 2018, as compared to no such gain in the prior period. Additionally, in the prior period there was a loss on debt extinguishment of $2,767,422 and the loss on spin-off of operations of $1,118,609 during the six months ended September 30, 2017, as compared to no such expense in the current period.

Liquidity and Capital Resources

During the six months ended September 30, 2018, we incurred a net loss of $558,334. This loss was funded by our cash on hand, advances of $894,000 from related parties, and $670,000 of proceeds from new debt arrangements. As a result, our cash and cash equivalents decreased by $660,877 to $829,809 as compared to $1,490,686 at the beginning of the fiscal year.

Our current liabilities exceeded our current assets (working capital deficit) by $6,413,814 as of September 30, 2018, as compared to $3,919,260 at March 31, 2018. The increase in the working capital deficit is due to the reduction of cash during the period coupled with an increase in deferred revenues due to increasing revenues during the period.

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

Critical Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations (Regulation S-X) of the SEC and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the six months ended September 30, 2018 are not necessarily indicative of the operating results that may be expected for the year ending March 31, 2019. These unaudited condensed consolidated financial statements should be read in conjunction with the March 31, 2018 consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended March 31, 2018 filed on June 29, 2018.

Principles of Consolidation

The consolidated financial statements include the accounts of Investview, Inc., and our wholly owned subsidiaries, Kuvera, LLC, Investment Tools & Training, LLC, Razor Data Corp., S.A.F.E. Management, LLC, WealthGen Global, LLC, United Games, LLC, and United League, LLC. We have determined that one affiliated entity, Kuvera LATAM S.A.S., which we conduct business with, is a variable interest entity and we are the primary beneficiary of the entity’s activities. As a result, we have consolidated the accounts of this variable interest entity into the accompanying consolidated financial statements. Further, because the Company does not have any ownership interest in this variable interest entity, the Company has allocated the contributed capital in the variable interest entity as a component of noncontrolling interest. All intercompany transactions and balances have been eliminated in consolidation.

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

Revenue generated for the six months ended September 30, 2018 and 2017, is as follows:

	September 30, 2018			September 30, 2017
	Subscription Revenue	Cryptocurrency Mining Revenue	Total	Subscription Revenue	Cryptocurrency Mining Revenue	Total
Gross billings	$14,677,640	$5,649,601	$20,327,241	$7,017,677	$-	$7,0170,677
Refunds, incentives, credits, and chargebacks	(846,394)	-	(846,394)	(424,570)	-	(424,570)
Amounts paid to supplier	-	(3,871,278)	(3,871,278)	-	-	-
Net revenue	$13,831,246	$1,778,323	$15,609,569	$6,593,107	$-	$6,593,107

Revenue generated for the three months ended September 30, 2018 and 2017, is as follows:

	September 30, 2018			September 30, 2017
	Subscription Revenue	Cryptocurrency Mining Revenue	Total	Subscription Revenue	Cryptocurrency Mining Revenue	Total
Gross billings	$8,166,854	$1,480,131	$9,646,985	$3,827,590	$-	$3,827,590
Refunds, incentives, credits, and chargebacks	(446,997)	-	(446,997)	(212,285)	-	(212,285)
Amounts paid to supplier	-	(1,102,240)	(1,102,240)	-	-	-
Net revenue	$7,719,857	$377,891	$8,097,748	$3,615,305	$-	$3,615,305

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

Changes in Internal Controls

There were no changes in our internal controls over financial reporting during the fiscal quarter ended September 30, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

In the ordinary course of business, we may be or have been involved in legal proceedings from time to time. The following discussion identifies material developments that have occurred in legal proceedings that were reported in our annual report for the year ended March 31, 2018.

●
Jim Westphal filed a wage claim against Kuvera, LLC (at the time named Wealth Generators, LLC), in the United States District Court for the District of Utah, Central Division (Case No. 2:18-cv-00080) in the amount of $6,500 plus liquidated damages. Plaintiff is claiming unpaid overtime wages. Wealth Generators contends that Mr. Westphal was an independent contractor, hired on a limited basis to perform software services, and is accordingly not entitled to overtime payments under the Fair Labor Standards Act. Moreover, Plaintiff never provided the promised software pursuant to the parties’ agreement. We filed a countersuit on July 12, 2018, seeking approximately $20,000 in damages and demanding a jury trial.

●
In February 2018, we received a subpoena from the United States Commodity Futures Trading Commission (“CFTC”). We complied with the terms of the subpoena, negotiated a resolution of this matter with the CFTC staff, and a final order was issued on September 14, 2018. Under the order, we are not admitting or denying any of the allegations, will pay a fine of $150,000, and have agreed not to act as an unregistered Commodities Trading Advisor in the future. As of September 30, 2018 we have paid $15,000 to CFTC and the remaining unpaid balance has been included in Accounts Payable and Accrued Liabilities on our consolidated balance sheet.

ITEM 1.A – RISK FACTORS

N/A

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended September 30, 2018, we issued 1,000,000 shares of common stock, valued at $10,000 based on the market date on the day of issuance, to an employee for compensation, which is subject to forfeiture if the employee is not in good standing 6 months after the date of issuance. Of the $10,000 value we recognized $3,333 as an expense during the three months ending September 30, 2018 and $6,667 was recorded as a prepaid asset.

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 – MINE SAFELY DISCLOSURES

Not applicable.

ITEM 5 – OTHER INFORMATION

None.

ITEM 6 – EXHIBITS

The following exhibits are filed as a part of this report:

ExhibitNumber*	Title of Document	Location

Item 3	Articles of Incorporation and Bylaws
3.07	Certificate of Amendment to Articles of Incorporation	Incorporated by reference to the Definitive Information Statement filed December 20, 2017

Item 10	Material Contracts
10.36	Purchase Agreement between United Marketing, LLC and Investview, Inc., entered July 20, 2018	Incorporated by reference from current report on Form 8-K filed July 25, 2018

Item 31	Rule 13a-14(a)/15d-14(a) Certifications
31.01	Certification of Principal Executive Officer Pursuant to Rule 13a-14	This filing.

31.02	Certification of Principal Financial Officer Pursuant to Rule 13a-14	This filing.

Item 32	Section 1350 Certifications
32.01	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	This filing.

32.02	Certification of Acting Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	This filing.

Item 101***	Interactive Data File
101.INS	XBRL Instance Document	This filing.

101.SCH	XBRL Taxonomy Extension Schema	This filing.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase	This filing.

101.DEF	XBRL Taxonomy Extension Definition Linkbase	This filing.

101.LAB	XBRL Taxonomy Extension Label Linkbase	This filing.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase	This filing.

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

INVESTVIEW, INC.

Dated: November 14, 2018	By:	/s/ Ryan Smith
Ryan Smith
Chief Executive Officer
(Principal Executive Officer)

Dated: November 14, 2018	By:	/s/ William C. Kosoff
William C. Kosoff
Acting Chief Financial Officer
(Principal Financial Officer and Accounting Officer)