Form 10-Q
period 2018-12-31
Investview, Inc.
filed 2019-02-14
CIK 862651

U.S. Securities and Exchange Commission
Washington, DC 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED

December 31, 2018

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of February 12, 2019, there were 2,239,161,318 shares of common stock, $0.001 par value, outstanding.

INVESTVIEW, INC.

Form 10-Q for the Three and Nine Months Ended December 31, 2018

Table of Contents

PART I – FINANCIAL INFORMATION	3
ITEM 1 – FINANCIAL STATEMENTS	3
Condensed Consolidated Balance Sheets as of December 31, 2018 (Unaudited) and March 31, 2018	3
Condensed Consolidated Statements of Operations and Other Comprehensive Income for the Three and Nine Months Ended December 31, 2018 and 2017 (Unaudited)	4
Condensed Consolidated Statements of Cash Flows for the Nine Months Ended December 31, 2018 and 2017 (Unaudited)	5
ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	18
ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	22
ITEM 4 – CONTROLS AND PROCEDURES	23
PART II – OTHER INFORMATION	23
ITEM 1 – LEGAL PROCEEDINGS	23
ITEM 1.A – RISK FACTORS	23
ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	23
ITEM 3 – DEFAULTS UPON SENIOR SECURITIES	23
ITEM 4 – MINE SAFETY DISCLOSURES	24
ITEM 5 – OTHER INFORMATION	24
ITEM 6 – EXHIBITS	24
SIGNATURE PAGE	25

PART I – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

INVESTVIEW, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31,	March 31,
	2018	2018
	(Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$93,569	$1,490,686
Prepaid assets	9,984	3,555
Receivables	517,447	472,557
Short term advances	10,000	10,000
Short term advances - related party	500	36,510
Other current assets	7,385	480,370
Total current assets	638,885	2,493,678

Fixed assets, net	14,734	18,860
Other assets:
Intangible assets, net	2,893,491	-
Long term license agreement, net	2,020,305	2,133,620
Deposits	16,103	4,500
Total other assets	4,929,899	2,138,120

Total assets	$5,583,518	$4,650,658
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued liabilities	$4,359,347	$5,352,073
Customer advance	265,000	-
Deferred revenue	1,041,446	863,740
Related party payables	491,488	1,880
Debt	1,173,003	195,245
Total current liabilities	7,330,284	6,412,938

Total liabilities	7,330,284	6,412,938

Commitments and contingencies	-	-

Stockholders' equity (deficit):
Preferred stock, par value: $0.001; 10,000,000 shares authorized, none issued and outstanding as of December 31, 2018 and March 31, 2018	-	-
Common stock, par value $0.001; 10,000,000,000 shares authorized; 2,213,661,318 and 2,169,661,318 shares issued and outstanding as of December 31, 2018 and March 31, 2018, respectively	2,213,661	2,169,661
Additional paid in capital	17,112,945	16,137,945
Accumulated other comprehensive income (loss)	4,728	(2,483)
Accumulated deficit	(21,091,245)	(20,085,947)
Total Investview stockholders' equity (deficit)	(1,759,911)	(1,780,824)
Noncontrolling interest	13,145	18,544
Total stockholders' equity (deficit)	(1,746,766)	(1,762,280)

Total liabilities and stockholders' equity (deficit)	$5,583,518	$4,650,658

The accompanying notes are an integral part of these condensed consolidated financial statements

INVESTVIEW, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2018	2017	2018	2017

Revenue:
Subscription revenue, net of refunds, incentives, credits, and chargebacks	$7,003,802	$3,395,892	$20,835,048	$9,988,999
Equipment sales, net of refunds	694,954	-	694,954	-
Cryptocurrency mining service revenue, net of refunds and amounts paid to supplier	34,278	540,006	1,812,601	540,006
Total revenue, net	7,733,034	3,935,898	23,342,603	10,529,005

Operating costs and expenses:
Cost of sales and service	493,591	6,207,839	924,588	6,525,135
Commissions	5,087,053	2,941,242	17,316,319	8,379,807
Selling and marketing	109,265	55,906	634,671	324,502
Salary and related	1,059,660	449,779	3,075,862	1,306,272
Professional fees	284,586	1,144,239	1,355,182	1,969,265
General and administrative	940,767	522,474	2,921,073	1,354,862
Total operating costs and expenses	7,974,922	11,321,479	26,227,695	19,859,843

Net loss from operations	(241,888)	(7,385,581)	(2,885,092)	(9,330,838)

Other income (expense):
Gain (loss) on debt extinguishment	-	-	19,387	(2,767,422)
Loss on spin-off of operations	-	-	-	(1,118,609)
Gain on bargain purchase	-	-	2,005,282	-
Realized gain (loss) on cryptocurrency	(1,091)	264,486	16,363	264,486
Unrealized gain (loss) on cryptocurrency	(116)	-	95,810	-
Interest expense - related parties	-	(12,500)	(5,000)	(30,500)
Interest expense	(206,007)	(1,710)	(210,154)	(78,613)
Other income (expense)	(606)	219	(2,449)	(1,483)
Total other income (expense)	(207,820)	250,495	1,919,239	(3,732,141)

Income (loss) before income taxes	(449,708)	(7,135,086)	(965,853)	(13,062,979)
Income tax expense	(2,655)	(7,736)	(44,844)	(21,076)

Net income (loss)	(452,363)	(7,142,822)	(1,010,697)	(13,084,055)
Less: net income (loss) attributable to the noncontrolling interest	27,613	-	(5,399)	-

Net income (loss) attributable to Investview stockholders	$(479,976)	$(7,142,822)	$(1,005,298)	$(13,084,055)

Income (loss) per common share, basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.01)

Weighted average number of common shares outstanding, basic and diluted	2,213,661,318	2,074,489,983	2,197,588,591	1,828,597,169

Other comprehensive income, net of tax:
Foreign currency translation adjustments	$3,470	$-	$7,211	$-
Total other comprehensive income	3,470	-	7,211	-
Comprehensive income (loss)	(448,893)	(7,142,822)	(1,003,486)	(13,084,055)
Less: comprehensive income attributable to the noncontrolling interest	(3,470)	-	(7,211)	-
Comprehensive income (loss) attributable to Investview shareholders	$(452,363)	$(7,142,822)	$(1,010,697)	$(13,084,055)

The accompanying notes are an integral part of these condensed consolidated financial statements

INVESTVIEW INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended December 31,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,010,697)	$(13,084,055)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	4,126	1,710
Amortization of debt discount	161,154	-
Amortization of long-term license agreement	113,315	-
Amortization of intangible assets	256,509	-
Stock issued for services, compensation, and license agreement	8,333	6,788,449
Loss on spin-off of operations	-	1,118,609
Gain on bargain purchase	(2,005,282)	-
(Gain) loss on debt extinguishment	(19,387)	2,767,422
Realized gain on cryptocurrency	(16,363)	(264,486)
Unrealized gain on cryptocurrency	(95,810)	-
Changes in operating assets and liabilities:
Receivables	316,455	329,397
Prepaid assets	(4,762)	-
Short term advances from related parties	36,010	(24,994)
Other current assets	585,158	(231,690)
Deposits	(11,603)	1,500
Accounts payable and accrued liabilities	(1,375,229)	(80,907)
Customer advance	265,000	-
Deferred revenue	181,255	159,982
Accrued interest	26,000	76,722
Accrued interest - related parties	5,000	30,500
Net cash used in operating activities	(2,580,818)	(2,411,841)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash received in acquisition	3,740	3,550
Net cash provided by investing activities	3,740	3,550

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from related parties	1,480,777	473,380
Repayments for related party payables	(996,169)	(1,000,750)
Proceeds from debt	1,955,000	1,675,000
Repayments for debt	(1,164,396)	(1,272,559)
Payments for share repurchase	(91,000)	-
Proceeds from the sale of stock	-	2,696,776
	-	(15,000)
Net cash provided by financing activities	1,184,212	2,556,847

Effect of exchange rate translation on cash	(4,251)	-

Net increase (decrease) in cash and cash equivalents	(1,397,117)	148,556
Cash and cash equivalents-beginning of period	1,490,686	1,616
Cash and cash equivalents-end of period	$93,569	$150,172

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$-	$117,500
Income taxes	$44,844	$21,076
Non cash investing and financing activities:
Common stock issued for acquisition	$1,100,000	$662,048
Common stock issued in settlement of related party payables	$-	$90,000
Common stock issued in settlement of debt	$-	$2,322,606
Common stock issued for prepaid services and long term license agreement	$1,667	$2,176,109
Cancellation of shares	$-	$250
Liability for offering costs	$-	$250,000
Shares issued for offering costs	$-	$4,274

The accompanying notes are an integral part of these condensed consolidated financial statements

INVESTVIEW, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2018
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

On July 20, 2018, we entered into a Purchase Agreement with United Games Marketing LLC, a Utah limited liability company, to purchase its wholly owned subsidiaries United Games, LLC and United League, LLC for 50,000,000 shares of our common stock (see Note 9).

On November 12, 2018, we established Kuvera France, S.A.S. to handle sales of our financial education and research in the European Union.

On December 30, 2018, our wholly owned subsidiary S.A.F.E. Management, LLC received its registration and disclosure approval from the National Futures Association. S.A.F.E. Management, LLC is now a New Jersey State Registered Investment Adviser, Commodities Trading Advisor, Commodity Pool Operator, and approved for over the counter FOREX advisory services.

On January 17, 2019 we renamed our non-operating wholly owned subsidiary WealthGen Global, LLC to SafeTek, LLC, a Utah Limited Liability Company.

Nature of Business

Investview owns a number of companies that each operate independently but are accretive to one another. Investview is establishing a portfolio of wholly owned subsidiaries delivering leading edge technologies, services and research, dedicated primarily to the individual consumer. Following is a description of each of our companies.

Kuvera, LLC provides research, education, and investment tools designed to assist the self-directed investor in successfully navigating the financial markets. These services include research, trade alerts, and live trading rooms that include instruction in equities, options, FOREX, ETFs, binary options, crowdfunding and cryptocurrency sector education. In addition to trading tools and research, we also offer full education and software applications to assist the individual in debt reduction, increased savings, budgeting, and proper tax management. Each product subscription includes a core set of trading tools/research along with the personal finance management suite to provide an individual with complete access to the information necessary to cultivate and manage his or her financial situation. Different packages are available through a monthly subscription that can be cancelled at any time at the discretion of the customer. A unique component of the product marketing plan is the distribution method whereby all subscriptions are sold via current participating customers who choose to distribute and sell the services by participating in the bonus plan. The bonus plan participation is purely optional but enables individuals to create an additional income stream to further support their personal financial goals and objectives.

INVESTVIEW, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2018
(Unaudited)

Kuvera France S.A.S. is our entity in France that will distribute Kuvera products and services throughout the European Union.

S.A.F.E. Management, LLC is a Registered Investment Adviser and Commodity Trading Adviser that has been established to deliver automated trading strategies to individuals who find they lack the time to trade for themselves.

United League, LLC owns a number of proprietary technologies including FIREFAN a social app for sports enthusiasts. Technologies created to support any of the Investview companies are held under the United League structure.

United Games, LLC is the distribution network for United League technologies. Since the acquisition of United Games in July of 2018, we are working to combine the distributors of Kuvera and United Games. This is an on-going process that is not targeted for completion until the end of calendar year 2018.

SafeTek, LLC (formerly WealthGen Global, LLC) is a new addition that we are currently establishing for expansion plans in the high-speed processing and cloud computing environment.

Investment Tools & Training, LLC and Razor Data Corp. currently have no operations or activities.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations (Regulation S-X) of the Securities and Exchange Commission (the “SEC”) and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the three and nine months ended December 30, 2018, are not necessarily indicative of the operating results that may be expected for the year ending March 31, 2019. These unaudited condensed consolidated financial statements should be read in conjunction with the March 31, 2018 consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended March 31, 2018.

Principles of Consolidation

The consolidated financial statements include the accounts of Investview, Inc., and our wholly owned subsidiaries, Kuvera, LLC, Investment Tools & Training, LLC, Razor Data Corp., S.A.F.E. Management, LLC, SafeTek, LLC (formerly WealthGen Global, LLC), United Games, LLC, United League, LLC, and Kuvera France S.A.S. We have determined that one affiliated entity, Kuvera LATAM S.A.S., which we conduct business with, is a variable interest entity and we are the primary beneficiary of the entity’s activities, which are similar to those of Kuvera, LLC. As a result, we have consolidated the accounts of this variable interest entity into the accompanying consolidated financial statements. Further, because the Company does not have any ownership interest in this variable interest entity, the Company has allocated the contributed capital in the variable interest entity as a component of noncontrolling interest. All intercompany transactions and balances have been eliminated in consolidation.

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

INVESTVIEW, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2018
(Unaudited)

Foreign Exchange

We have consolidated the accounts of Kuvera France S.A.S. and Kuvera LATAM S.A.S. into our consolidated financial statements. The operations of Kuvera France S.A.S. are conducted in France and its functional currency is the Euro. The operations of Kuvera LATAM S.A.S. are conducted in Colombia and its functional currency is the Colombian Peso.

The financial statements of Kuvera France S.A.S. and Kuvera LATAM S.A.S. are prepared using their respective functional currency and have been translated into U.S. dollars (“USD”). Assets and liabilities are translated into USD at the applicable exchange rates at period-end. Stockholders’ equity is translated using historical exchange rates. Revenue and expenses are translated at the average exchange rates for the period. Any translation adjustments are included as foreign currency translation adjustments in accumulated other comprehensive income in our stockholders’ equity (deficit).

The following rates were used to translate the accounts of Kuvera France S.A.S. and Kuvera LATAM S.A.S. into USD at the following balance sheet dates.

	December 31, 2018	March 31, 2018
Euro to USD	1.16	n/a
Colombian Peso to USD	0.00031	0.00036

The following rates were used to translate the accounts of Kuvera France S.A.S. and Kuvera LATAM S.A.S. into USD for the following operating periods.

	Nine Months Ended December 31,
	2018	2017
Euro to USD	n/a	n/a
Colombian Peso to USD	0.00034	n/a

Cryptocurrencies

We hold cryptocurrency-denominated assets (“cryptocurrencies”) and include them in our consolidated balance sheet as other current assets. We record cryptocurrencies at fair market value and recognize the change in the fair value of our cryptocurrencies as an unrealized gain or loss in the consolidated statement of operations. As of December 31, 2018 and March 31, 2018 the fair value of our cryptocurrencies was $7,385 and $480,370, respectively. During the nine months ended December 31, 2018 we recorded $16,320 and $95,810 as a total realized and unrealized gain (loss) on cryptocurrency, respectively. We recorded a $264,486 realized gain on cryptocurrencies during the nine months ended December 31, 2017. During the three months ended December 31, 2018 we recorded $(1,134) and $(116) as a total realized and unrealized gain (loss) on cryptocurrency, respectively. We recorded a $264,486 realized gain on cryptocurrencies during the three months ended December 31, 2017.

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

INVESTVIEW, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2018
(Unaudited)

In June of 2017 we issued 80,000,000 shares of common stock with a value of $2,256,000 for a 15-year license agreement. Annual amortization over the 15-year life is expected to be $150,400 per year. Amortization recognized for the nine months ended December 31, 2018 and 2017 was $113,315 and $85,295, respectively, and the long-term license agreement was recorded at a net value of $2,020,305 and $2,133,620 as of December 31, 2018 and March 31, 2018, respectively.

In June of 2018 we purchased United Games, LLC and United League, LLC and recorded the transaction as a business combination (see Note 9). Intangible assets acquired in the business combination were recorded at fair value on the date of acquisition and are being amortized on a straight-line method over their estimated useful lives.

	Estimated
	Useful
	Life
	(years)	Value
FireFan mobile application	4	$804,000
Back office software	10	1,074,000
Tradename/trademark - FireFan	5	472,000
Tradename/trademark - United Games	0.45	4,000
Customer contracts/relationships	5	796,000
		3,150,000
Accumulated amortization as of December 31, 2018		(256,509)
Net book value, December 31, 2108		$2,893,491

Amortization expense is expected to be as follows:

Remainder of 2019	$138,582
Fiscal year ending March 31, 2020	562,000
Fiscal year ending March 31, 2021	562,000
Fiscal year ending March 31, 2022	562,000
Fiscal year ending March 31, 2023	422,126
Fiscal year ending March 31, 2020 and beyond	646,783
$2,893,491

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

The Company evaluates the recoverability of long-lived assets based upon future net cash flows expected to result from the asset, including eventual disposition. Should impairment in value be indicated, the carrying value of intangible assets will be adjusted and an impairment loss is recorded equal to the difference between the asset’s carrying value and fair value or disposable value. During the nine months ended December 31, 2018 and 2017 no impairment was recognized.

Fair Value of Financial Instruments

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date, based on our principal or, in the absence of a principal, most advantageous market for the specific asset or liability.

INVESTVIEW, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2018
(Unaudited)

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

Our financial instruments consist of cash, accounts receivable, accounts payable, and debt. We have determined that the book value of our outstanding financial instruments as of December 31, 2018 and March 31, 2018, approximates the fair value due to their short-term nature.

Items recorded or measured at fair value on a recurring basis in the accompanying consolidated financial statements consisted of the following items as of December 31, 2018:

	Level 1	Level 2	Level 3	Total
Cryptocurrencies	$7,385	$-	$-	$7,385
Total Assets	$7,385	$-	$-	$7,385

Total Liabilities	$-	$-	$-	$-

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

INVESTVIEW, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2018
(Unaudited)

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

We generate revenue from the sale of high-speed computer processing equipment that is used for any of the following intense processing activities: protein folding, CGI rendering, Game Streaming, Machine & Deep Learning, Mining, Independent Financial Verification, and general high-speed computing. Our performance obligation is to deliver an equipment package to our customers which includes hardware, software, and firmware and is drop-shipped to a hosting data center. We receive payment at the time of purchase and recognize revenue when the equipment package is delivered and ready for maintenance and hosting, which our customers arrange for, and obtain, from a separate third party that provides such services.

Revenue generated for the nine months ended December 31, 2018 is as follows:

	Subscription Revenue	Equipment Sales	Cryptocurrency Mining Revenue	Total
Gross billings	$21,882,055	$698,954	$5,690,380	$28,258,639
Refunds, incentives, credits, and chargebacks	(1,047,007)	(4,000)	(6,501)	(1,057,508)
Amounts paid to supplier	-	-	(3,871,278)	(3,858,528)
Net revenue	$20,835,048	$694,954	$1,812,601	$23,342,603

Revenue generated for the nine months ended December 31, 2017 is as follows:

	Subscription Revenue	Equipment Sales	Cryptocurrency Mining Revenue	Total
Gross billings	$10,371,884	$-	$1,336,895	$11,708,779
Refunds, incentives, credits, and chargebacks	(382,885)	-	-	(382,885)
Amounts paid to supplier	-	-	(796,889)	(796,889)
Net revenue	$9,988,999	$-	$540,006	$10,529,005

Revenue generated for the three months ended December 31, 2018 is as follows:

	Subscription Revenue	Equipment Sales	Cryptocurrency Mining Revenue	Total
Gross billings	$7,204,415	$698,954	$40,779	$7,944,148
Refunds, incentives, credits, and chargebacks	(200,613)	(4,000)	(6,501)	(211,114)
Amounts paid to supplier	-	-	-	-
Net revenue	$7,003,802	$694,954	$34,278	$7,733,034

Revenue generated for the three months ended December 31, 2017 is as follows:

	Subscription Revenue	Equipment Sales	Cryptocurrency Mining Revenue	Total
Gross billings	$3,660,708	$-	$1,336,895	$4,997,603
Refunds, incentives, credits, and chargebacks	(264,816)	-	-	(264,816)
Amounts paid to supplier	-	-	(796,889)	(796,889)
Net revenue	$3,395,892	$-	$540,006	$3,935,898

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

INVESTVIEW, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2018
(Unaudited)

Potentially dilutive securities excluded from the computation of basic and diluted net loss per share are as follows:

	December 31, 2018	December 31, 2017
Options to purchase common stock	35,000	35,000
Warrants to purchase common stock	5,552,497	6,552,310
Totals	5,587,497	6,557,310

NOTE 3 – RECENT ACCOUNTING PRONOUNCEMENTS

There are no recently issued accounting pronouncements that the Company has not yet adopted that they believe are applicable or would have a material impact on the financial statements of the Company.

NOTE 4 – GOING CONCERN AND LIQUIDITY

Our financial statements are prepared using generally accepted accounting principles applicable to a going concern that contemplates the realization of assets and liquidation of liabilities in the normal course of business. We have incurred significant recurring losses, which have resulted in an accumulated deficit of $21,091,245 as of December 31, 2018, along with a net loss of $1,010,697 and net cash used in operations of $2,580,818 for the nine months ended December 31, 2018. Additionally, as of December 31, 2018, we had cash of $93,569 and a working capital deficit of $6,691,399. These factors raise substantial doubt about our ability to continue as a going concern.

Historically we have relied on increasing revenues and new debt financing to pay for operational expenses and debt as it came due. During the nine months ended December 31, 2018, we raised $1,955,000 in cash proceeds from new debt arrangements and raised $1,480,777 in cash proceeds from related parties. Going forward we plan to reduce obligations with cash flow provided by operations and pursue additional debt and equity financing; however, we cannot assure that funds will be available on terms acceptable to us, or if available, will be sufficient to enable us to fully complete our development activities or sustain operations. Nevertheless, the shortage of working capital adversely affects our ability to develop or participate in activities that promote our business, because a substantial portion of cash flow goes to reduce debt rather than to advance operating activities. To address this, we have implemented a series of adjustments to our affiliate/distributor bonus plan. These adjustments are designed to bring the maximum payout percentage in line with company objectives. During prior periods, the bonus plan had exceeded maximum payouts and consistently paid out near the maximum percentage. We believe the adjustments initiated will reduce the payout over time with payout percentages closer to 60%.

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

INVESTVIEW, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2018
(Unaudited)

NOTE 5 – RELATED-PARTY TRANSACTIONS

Our related-party payables consisted of the following:

	December 31, 2018	March 31, 2018
Short-term advances [1]	$386,488	$1,880
Short-term Promissory Note entered into on 8/17/18 [2]	105,000	-
	$491,488	$1,880
_______________

[1]
We periodically receive advances for operating funds from our current majority shareholders and other related parties, including entities that are owned, controlled, or influenced by our owners or management. These advances are due on demand, generally have no interest or fees associated with them, and are unsecured. During the nine months ending December 31, 2018, we received $1,380,777 in cash proceeds from advances and repaid related parties $966,169.

[2]
A member of the senior management team advanced funds of $100,000 on August 17, 2018, under a short-term promissory note due to be repaid on August 31, 2018. On August 31, 2018 the note was amended to be due on demand or, in absence of a demand, due on August 31, 2019. The note had a fixed interest payment of $5,000 which was recorded as interest expense in the statement of operations during the nine months ending December 31, 2018.

  NOTE 6 – DEBT

Our debt consisted of the following:

	December 31, 2018	March 31, 2018
Revenue share agreement entered into on 6/28/16 [1]	$-	$195,245
Secured merchant agreement for future receivables entered into on 9/28/18 [2]	249,445	-
Secured merchant agreement for future receivables entered into on 10/3/18 [3]	325,454	-
Promissory note entered into on 11/13/18 [4]	120,000	-
Promissory note entered into on 12/12/18 [5]	118,500	-
Secured merchant agreement for future receivables entered into on 12/17/18 [6]	359,604	-
	$1,173,003	$195,245
_______________

[1]
During April 2016, we entered into a Royalty Agreement, which was replaced with a Revenue Share Agreement dated June 28, 2016, which was amended in October of 2016. Cash receipts were received of $100,000, $150,000, and $250,000 on April 19, May 11, and June 29, 2016, respectively. In accordance with the terms of the final amended agreement, we are required to make payments of $25,000 per month or a 3% royalty for the previous month’s sales, whichever is greater, beginning February 15, 2017, until the lender has been repaid $600,000. During the nine months ended December 31, 2018, we repaid $195,245.

[2]
During September 2018 we entered into a Secured Merchant Agreement for future receivables with an entity that provides quick access to working capital. On September 28, 2018, we received proceeds from this arrangement of $570,000. In accordance with the terms of the agreement, we are required to repay $839,400 by making ACH payments in the amount of 10% of our daily cash receipts. Accordingly, we recorded $269,400 as a debt discount at the inception of the agreement, which was the difference between the funds received and the amount that was to be repaid. We amortized $69,380 into interest expense during the nine months ended December 31, 2018.

[3]
In October 2018 we entered into a Secured Merchant Agreement for future receivables with an entity that provides quick access to working capital. We received proceeds from this arrangement of $465,000 on October 10, 2018, $5,000 on October 23, 2018, and $5,000 on October 25, 2018. In accordance with the terms of the agreement, we are required to repay $699,500 by making ACH payments in the amount of $4,372 per business day. Accordingly, we recorded $224,500 as a debt discount at the inception of the agreement, which was the difference between the funds received and the amount that was to be repaid. We amortized $82,170 into interest expense during the nine months ended December 31, 2018 which was based on the estimated term of repayment.

[4]
On November 14, 2018 we received proceeds of $150,000 in accordance with a short-term promissory note that was to be repaid in three equal monthly installments of $60,000, due on December 20, 2018, January 20, 2019, and February 20, 2019. In accordance with this note we recorded $30,000 as a fixed interest amount and repaid $60,000 during the nine months ended December 31, 2018.

INVESTVIEW, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2018
(Unaudited)

[5]
On December 13, 2018 we received proceeds of $150,000 in accordance with a short-term promissory note that had a fixed interest amount of $8,000 and a maturity date of January 21, 2019. The $8,000 of fixed interest was included in interest expense during the nine months ended December 31, 2018 and we made one payment of $39,500 on the debt during the period.

[6]
In December 2018 we entered into a Secured Merchant Agreement for future receivables with an entity that provides quick access to working capital. We received proceeds from this arrangement of $380,000 on December 17, 2018 and are required to repay $559,600 by making ACH payments in the amount of $3,000 per business day. Accordingly, we recorded $179,600 as a debt discount at the inception of the agreement, which was the difference between the funds received and the amount that was to be repaid. We amortized $9,604 into interest expense during the nine months ended December 31, 2018 which was based on the estimated term of repayment.

In addition to the above debt transactions that were outstanding as of December 31, 2018 and March 31, 2018, during the nine months ended December 31, 2018, we also received proceeds of $230,000 from short-term notes. During the nine months ended December 31, 2017, we recorded interest expense of $11,000 for fixed interest amounts due on the notes and made total cash payments of $241,000 to extinguish the interest and principal amounts due on the notes.

NOTE 7 – STOCKHOLDERS’ EQUITY (DEFICIT)

Preferred Stock

We are authorized to issue up to 10,000,000 shares of preferred stock with a par value of $0.001 and our Board of Directors has the authority to issue one or more classes of preferred stock with rights senior to those of common stock and to determine the rights, privileges and inference of that preferred stock, which has not yet been done. As of December 31 and March 31, 2018 we had no preferred stock issued or outstanding.

Common Stock

During the nine months ended December 31, 2018, we had issued 50,000,000 shares of common stock for the acquisition of United Games, LLC and United League, LLC (see Note 9). We also issued 1,000,000 shares of common stock, valued at $10,000 based on the market price on the day of issuance, to an employee for compensation, which is subject to forfeiture if the employee is not in good standing 6 months after the date of issuance. Of the $10,000 value we recognized $8,333 as an expense during the nine months ending December 31, 2018 and $1,667 was recorded as a prepaid asset. Also during the nine months ended December 31, 2018 we repurchased 7,000,000 shares of common stock for $91,000. As of December 31 and March 31, 2018, the Company had 2,213,661,318 and 2,169,661,318 shares of common stock issued and outstanding, respectively.

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
AS OF DECEMBER 31, 2018
(Unaudited)

The following table summarizes the changes in employee stock options outstanding and the related prices for the shares of our common stock issued to employees under two employee stock option plans:

Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price	Life (years)	Value
Options outstanding at March 31, 2017	35,000	$10.00	2.51	$-
Granted	-	$-
Exercised	-	$-
Canceled / expired	-	$-
Options outstanding at March 31, 2018	35,000	$10.00	1.51	$-
Granted	-	$-
Exercised	-	$-
Canceled / expired	-	$-
Options outstanding at December 31, 2018	35,000	$10.00	0.76	$-
Options exercisable at December 31, 2018	35,000	$10.00	0.76	$-

Stock-based compensation expense in connection with options granted to employees for the three and nine months ended December 31, 2018 and 2017, was $0.

Warrants

The following table summarizes the warrants outstanding and the related prices for the shares of our common stock as of December 31, 2018:

	Warrants Outstanding		Warrants Exercisable
Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
Exercise	Number	Contractual	Exercise	Number	Exercise
Price	Outstanding	Life (Years)	Price	Exercisable	Price
$1.50	5,552,497	0.55	$1.50	5,552,497	$1.50

Transactions involving our warrant issuance are summarized as follows:

		Weighted
	Number of	Average
	Shares	Exercise Price
Warrants outstanding at March 31, 2017	6,534,810	$1.48
Granted / restated	-	$-
Canceled	-	$-
Expired	(365,313)	$1.18
Warrants outstanding at March 31, 2018	6,169,497	$1.50
Granted	-	$-
Canceled	-	$-
Expired	(617,000)	$1.47
Warrants outstanding at December 31, 2018	5,552,497	$1.50

INVESTVIEW, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2018
(Unaudited)

NOTE 8 – COMMITMENTS AND CONTINGENCIES

Litigation

In the ordinary course of business, we may be or have been involved in legal proceedings from time to time. Below is a description of all legal proceedings we were involved in during the nine months ended December 31, 2018.

●
On November 1, 2017, we filed a lawsuit in the Fourth Judicial District Court for Utah County, State of Utah, Wealth Generators, LLC, v. Evan Cabral, Daniel Lopez, John Legarreta, Johnathan Lopez, Julian Kuschner, Nick Gomez, Luke Shulla, Nestor Velazquez, Christopher Terry, Isis De La Torre, Alex Morton, Ivan Briongos, Brandon Boyd, and International Markets Live Ltd. d/b/a iMarketslive, Civil No. 170401615, alleging corporate espionage and misappropriation of corporate information. The lawsuit alleges that International Markets Live Ltd., dba iMarketslive, conspired with a number of individuals affiliated with Wealth Generators to steal our confidential information, intellectual property, and trade secrets. On September 27, 2018, the Court issued its ruling granting in part and denying in part the Company's motion for preliminary injunction.  The Court found that Wealth Generators will likely succeed on its claim that John Legarreta is bound by the confidentiality provision of the Company's policies and procedures; that the Company will suffer irreparable harm if Legarreta is allowed to use the information; that restricting Legarreta's use of such information is not contrary to public policy; and that potential harm to the Company by Legarreta's use of such information outweighs any potential harm caused by prohibiting Legarreta's use of the information. We are currently in settlement discussions regarding this matter.

●
In February 2018, we received a subpoena from the United States Commodity Futures Trading Commission (“CFTC”). We complied with the terms of the subpoena, negotiated a resolution of this matter with the CFTC staff, and a final order was issued on September 14, 2018. Under the order, we are not admitting or denying any of the allegations, will pay a fine of $150,000, and have agreed not to act as an unregistered Commodities Trading Advisor in the future. As of December 31, 2018 we have paid $60,000 to CFTC and the remaining unpaid balance has been included in Accounts Payable and Accrued Liabilities on our consolidated balance sheet.

●
Jim Westphal filed a wage claim against Kuvera, LLC (at the time named Wealth Generators, LLC), in the United States District Court for the District of Utah, Central Division (Case No. 2:18-cv-00080) in the amount of $6,500 plus liquidated damages. Mr. Westphal is claiming unpaid overtime wages. We contend that Mr. Westphal was an independent contractor, hired on a limited basis to perform software services, and is accordingly not entitled to overtime payments under the Fair Labor Standards Act. Moreover, Mr. Westphal never provided the promised software pursuant to the parties’ agreement. We filed a counterclaim on July 12, 2018, seeking damages of approximately $20,000 and demanding a jury trial. In December 2018 the parties settled the matter with a joint motion. As a result of the settlement we paid Mr. Westphal $1,500 and the case was dismissed.

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
AS OF DECEMBER 31, 2018
(Unaudited)

Cash	$3,740
Receivables	361,345
Intangible assets (see Note 2)	3,150,000
Total assets acquired	3,515,085

Accounts payable and accrued liabilities	409,803
Total liabilities assumed	409,803

Net assets acquired	3,105,282

Consideration	1,100,000

Gain on bargain purchase	$2,005,282

United Games, LLC and United League, LLC recorded combined revenue of $912,163 and a combined net loss of $55,687 since the July 20, 2018 acquisition date, which were included in our consolidated statement of operations for the nine months ended December 31, 2018.

The table below represents the pro forma revenue and net income (loss) for the three and nine months ended December 31, 2018 and 2017, assuming the acquisition had occurred on April 1, 2017, pursuant to ASC Subtopic 805-10-50. This pro forma information does not purport to represent what the actual results of our operations would have been had the acquisition occurred on this date nor does it purport to predict the results of operations for future periods:

	Three months ended December 31,		Nine months ended December 31,
	2018	2017	2018	2017
Revenues	$6,998,654	$4,535,491	$21,768,049	$14,621,592
Net (loss)	$(348,863)	$(7,710,557)	$(1,217,837)	$(14,161,648)
Loss per common share	$(0.00)	$(0.00)	$(0.00)	$(0.01)

NOTE 10 – SUBSEQUENT EVENTS

In January 2019 we entered into a Convertible Promissory Note and received proceeds of $138,000. The note incurs interest at 12% per annum and has a maturity date of April 11, 2020.

In January 2019 we donated 3,000,000 shares of our common stock to Triton Funds, LLC.

In February 2019 we entered into a Convertible Promissory Note and received proceeds of $243,000. The note incurs interest at 12% per annum and has a maturity date of August 6, 2019. In accordance with the terms of the note we issued 22,500,000 shares of common stock (the “Returnable Shares”) to the note holder as a commitment fee, provided, however, the Returnable Shares must be returned to us if the Note is fully repaid and satisfied prior to the date which is one hundred eighty days following the issue date.

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

Results of Operations

Three Months Ended December 31, 2018 Compared to Three Months Ended December 31, 2017

Revenues

We recorded net revenue of $7,733,034 for the three months ended December 31, 2018, which was an increase of $3,797,136 or 96%, from the prior period revenue of $3,935,898. The increase is due to the introduction of equipment package sales during the quarter coupled with a substantial increase in our customer base resulting in increased subscription revenues. Our gross billings increased by 69% ($7,944,148 in the three months ended December 31, 2018, versus $4,691,102 in the three months ended December 31, 2017); however, this was offset by refunds, incentives, credits, chargebacks, and amounts paid to suppliers.

Operating Costs and Expenses

We recorded operating costs and expenses of $7,974,922 for the three months ended December 31, 2018, which was a decrease of $3,346,557, or 30%, from the prior period’s operating costs and expenses of $11,321,479. This change is principally a result of a decrease of $5,714,248, or 92%, in cost of sales and service. In the three months ended December 31, 2017 we recorded costs of $6,041,500 for 85 million shares being issued, valued at the market price on the date of issuance, in exchange for entering into certain license agreements and a cloud mining agreement, with no similar costs or shares issuances in the three months ended December 31, 2018. This decrease was offset by an increase of $2,145,811 in commissions due to increasing revenues, the growth of the distribution network, and bonus programs in place that did not exist in the prior year.

Other Income and Expenses

We recorded other expense of $207,820 for the three months ended December 31, 2018, which was a difference of $458,315, or 183%, from the prior period other income of $250,495. The change is due to $206,007 recorded as interest expense for the Secured Merchant Agreements entered into during the current period, versus no such agreements entered into during the prior period, along with the $264,486 gain on cryptocurrency recognized in the prior period compared to a $1,091 loss recognized in the current period.

Nine Months Ended December 31, 2018 Compared to Nine Months Ended December 31, 2017

Revenues

We recorded net revenue of $23,342,603 for the nine months ended December 31, 2018, which was an increase of $12,813,598 or 122%, from the prior period net revenue of $10,529,005. The increase is due to the introduction of equipment package sales, the introduction of cryptocurrency education, research, and mining packages as new products, and a substantial increase in our customer base. Our gross billings increased by 141% ($28,271,389 in the nine months ended December 31, 2018, versus $11,708,779 in the nine months ended December 31, 2017); however, this was offset by refunds, incentives, credits, chargebacks, and amounts paid to suppliers.

Operating Costs and Expenses

We recorded operating costs and expenses of $26,227,695 for the nine months ended December 31, 2018, which was an increase of $6,367,852 or 32%, from the prior period’s operating costs and expenses of $19,859,843. This change is principally a result of an increase of $8,936,512, or 107%, in commissions due to increasing revenues, the growth of the distribution network, and bonus programs in place that did not exist in the prior year. This was offset by a decrease of $5,600,547, or 86%, in cost of sales and service, which is due to 85 million shares being issued in the prior period, valued at $6,041,500 based on the market price on the date of issuance, in exchange for entering into certain license agreements and a cloud mining agreement, versus no such shares issued, or similar costs incurred, in the current period.

Other Income and Expenses

We recorded other income of $1,919,239 for the nine months ended December 31, 2018, which was a difference of $5,651,380, or 151%, from the prior period other expenses of $3,732141. The change is due to the $2,005,282 gain on bargain purchase recorded as a result of the United Games, LLC and United League, LLC acquisition that took place during the current period as compared to no such gain in the prior period. Additionally, in the prior period there was a loss on debt extinguishment of $2,767,422 and the loss on spin-off of operations of $1,118,609 compared to no such expense in the current period.

Liquidity and Capital Resources

During the nine months ended December 31, 2018, we incurred a net loss of $1,010,697. This loss was funded by our cash on hand, advances of $1,480,777 from related parties, and $1,955,000 of proceeds from new debt arrangements, offset by repayments on related party payables of $996,169 and repayments on debt of $1,164,396. As a result, our cash and cash equivalents decreased by $1,397,117 to $93,569 as compared to $1,490,686 at the beginning of the fiscal year.

Our current liabilities exceeded our current assets (working capital deficit) by $6,691,399 as of December 31, 2018, as compared to $3,919,260 at March 31, 2018. The increase in the working capital deficit is due to the reduction of cash during the period along with an increase in debt and an increase in in deferred revenues due to increasing revenues during the period.

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

Critical Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations (Regulation S-X) of the Securities and Exchange Commission (the “SEC”) and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the three and nine months ended December 30, 2018, are not necessarily indicative of the operating results that may be expected for the year ending March 31, 2019. These unaudited condensed consolidated financial statements should be read in conjunction with the March 31, 2018 consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended March 31, 2018.

Principles of Consolidation

The consolidated financial statements include the accounts of Investview, Inc., and our wholly owned subsidiaries, Kuvera, LLC, Investment Tools & Training, LLC, Razor Data Corp., S.A.F.E. Management, LLC, SafeTek, LLC (formerly WealthGen Global, LLC), United Games, LLC, United League, LLC, and Kuvera France S.A.S. We have determined that one affiliated entity, Kuvera LATAM S.A.S., which we conduct business with, is a variable interest entity and we are the primary beneficiary of the entity’s activities. As a result, we have consolidated the accounts of this variable interest entity into the accompanying consolidated financial statements. Further, because the Company does not have any ownership interest in this variable interest entity, the Company has allocated the contributed capital in the variable interest entity as a component of noncontrolling interest. All intercompany transactions and balances have been eliminated in consolidation.

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

We generate revenue from the sale of high-speed computer processing equipment that is used for any of the following intense processing activities: protein folding, CGI rendering, Game Streaming, Machine & Deep Learning, Mining, Independent Financial Verification, and general high-speed computing. Our performance obligation is to deliver an equipment package to our customers which includes hardware, software, and firmware and is drop-shipped to a hosting data center. We receive payment at the time of purchase and recognize revenue when the equipment package is delivered and ready for maintenance and hosting, which our customers arrange for, and obtain, from a separate third party that provides such services.

Revenue generated for the nine months ended December 31, 2018 is as follows:

	Subscription Revenue	Equipment Sales	Cryptocurrency Mining Revenue	Total
Gross billings	$21,882,055	$698,954	$5,690,380	$28,258,639
Refunds, incentives, credits, and chargebacks	(1,047,007)	(4,000)	(6,501)	(1,057,508)
Amounts paid to supplier	-	-	(3,871,278)	(3,858,528)
Net revenue	$20,835,048	$694,954	$1,812,601	$23,342,603

Revenue generated for the nine months ended December 31, 2017 is as follows:

	Subscription Revenue	Equipment Sales	Cryptocurrency Mining Revenue	Total
Gross billings	$10,371,884	$-	$1,336,895	$11,708,779
Refunds, incentives, credits, and chargebacks	(382,885)	-	-	(382,885)
Amounts paid to supplier	-	-	(796,889)	(796,889)
Net revenue	$9,988,999	$-	$540,006	$10,529,005

Revenue generated for the three months ended December 31, 2018 is as follows:

	Subscription Revenue	Equipment Sales	Cryptocurrency Mining Revenue	Total
Gross billings	$7,204,415	$698,954	$40,779	$7,944,148
Refunds, incentives, credits, and chargebacks	(200,613)	(4,000)	(6,501)	(211,114)
Amounts paid to supplier	-	-	-	-
Net revenue	$7,003,802	$694,954	$34,278	$7,733,034

Revenue generated for the three months ended December 31, 2017 is as follows:

	Subscription Revenue	Equipment Sales	Cryptocurrency Mining Revenue	Total
Gross billings	$3,660,708	$-	$1,336,895	$4,997,603
Refunds, incentives, credits, and chargebacks	(264,816)	-	-	(264,816)
Amounts paid to supplier	-	-	(796,889)	(796,889)
Net revenue	$3,395,892	$-	$540,006	$3,935,898

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

Changes in Internal Controls

There were no changes in our internal controls over financial reporting during the fiscal quarter ended December 31, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

In the ordinary course of business, we may be or have been involved in legal proceedings from time to time. The following discussion identifies material developments that have occurred in legal proceedings that were reported in our annual report for the year ended March 31, 2018.

●
Jim Westphal filed a wage claim against Kuvera, LLC (at the time named Wealth Generators, LLC), in the United States District Court for the District of Utah, Central Division (Case No. 2:18-cv-00080) in the amount of $6,500 plus liquidated damages. Plaintiff is claiming unpaid overtime wages. Wealth Generators contends that Mr. Westphal was an independent contractor, hired on a limited basis to perform software services, and is accordingly not entitled to overtime payments under the Fair Labor Standards Act. Moreover, Plaintiff never provided the promised software pursuant to the parties’ agreement. We filed a countersuit on July 12, 2018, seeking approximately $20,000 in damages and demanding a jury trial. In December 2018 the parties settled the matter with a joint motion. As a result of the settlement we paid Mr. Westphal $1,500 and the case was dismissed.

●
In February 2018, we received a subpoena from the United States Commodity Futures Trading Commission (“CFTC”). We complied with the terms of the subpoena, negotiated a resolution of this matter with the CFTC staff, and a final order was issued on September 14, 2018. Under the order, we are not admitting or denying any of the allegations, will pay a fine of $150,000, and have agreed not to act as an unregistered Commodities Trading Advisor in the future. As of December 31, 2018 we have paid $60,000 to CFTC and the remaining unpaid balance has been included in Accounts Payable and Accrued Liabilities on our consolidated balance sheet.

ITEM 1.A – RISK FACTORS

N/A

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In January 2019 we donated 3,000,000 shares of our common stock to Triton Funds LLC

In February 2019 in accordance with a Convertible Promissory Note, we issued 22,500,000 shares of common stock (the "Returnable shares") to the note holder as a committment fee provided, however, the Returnable Sharesmust be returned to us if the note is fully repaid and satisfied prior to the date which is one hundred eighty days following the issue date.

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 – MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5 – OTHER INFORMATION

None.

ITEM 6 – EXHIBITS

The following exhibits are filed as a part of this report:

ExhibitNumber*	Title of Document	Location

Item 3	Articles of Incorporation and Bylaws
3.07	Certificate of Amendment to Articles of Incorporation	Incorporated by reference to the Definitive Information Statement filed December 20, 2017

Item 10	Material Contracts
10.36	Purchase Agreement between United Marketing, LLC and Investview, Inc., entered July 20, 2018	Incorporated by reference from current report on Form 8-K filed July 25, 2018

10.42	Common Stock Purchase Agreement between Investview, Inc. and TRITONFUNDS, LP., entered December 29, 2018	Incorporated by reference to the Current Report on Form 8-K filed January 7, 2019

10.43	Registration Rights Agreement between Investview, Inc. and TRITON FUNDS, LP., entered December 29, 2018	Incorporated by reference to the Current Report on Form 8-K filed January 7, 2019

10.44	Share Donation Agreement between Investview, Inc. and TRITON FUNDS, LP, Ltd., entered December 29, 2018	Incorporated by reference to the Current Report on Form 8-K filed January 7, 2019

Item 31	Rule 13a-14(a)/15d-14(a) Certifications
31.01	Certification of Principal Executive Officer Pursuant to Rule 13a-14	This filing.

31.02	Certification of Principal Financial Officer Pursuant to Rule 13a-14	This filing.

Item 32	Section 1350 Certifications
32.01	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	This filing.

32.02	Certification of Acting Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	This filing.

Item 101***	Interactive Data File
101.INS	XBRL Instance Document	This filing.

101.SCH	XBRL Taxonomy Extension Schema	This filing.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase	This filing.

101.DEF	XBRL Taxonomy Extension Definition Linkbase	This filing.

101.LAB	XBRL Taxonomy Extension Label Linkbase	This filing.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase	This filing.

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

INVESTVIEW, INC.

Dated: February 14, 2019	By:	/s/ Ryan Smith
Ryan Smith
Chief Executive Officer
(Principal Executive Officer)

Dated: February 14, 2019	By:	/s/ William C. Kosoff
William C. Kosoff
Acting Chief Financial Officer
(Principal Financial Officer and Accounting Officer)