Form 10-K
period 2019-03-31
Investview, Inc.
filed 2019-06-28
CIK 862651

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED

March 31, 2019

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from__________________ to _______________________.

Commission File Number 000-27019

INVESTVIEW, INC.

(Exact name of registrant as specified in its charter)

Nevada	87-0369205
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

12 South 400 West

Salt Lake City, Utah 84101

(Address of principal executive offices)

Issuer’s telephone number: 888-778-5372

Securities registered pursuant to Section 12(b) of the Act: None

Title of each class	Trading Symbol(s)	Name of each exchange on which registered

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.001 Par Value Per Share

(Title of Class)

Indicate by check mark whether the registrant is a well-known seasoned issuer as defined in Rule 405 of the Securities Act. Yes [  ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [  ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [X]	Smaller Reporting Company [X]
Emerging growth company [ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act) Yes [  ] No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. As of September 28, 2018, the aggregate market value of the issued and outstanding common stock held by non-affiliates of the registrant, based upon the closing price per share of $0.0204 of the common stock as traded on the OTCQB was approximately $26,894,550.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. As of June 27, 2019, there were 2,679,376,966 shares of common stock par value $0.001 per share, outstanding.

Documents incorporated by reference: NONE

INVESTVIEW, INC.

2019 FORM 10-K ANNUAL REPORT

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

CERTAIN STATEMENTS CONTAINED IN THIS REPORT AND THE INFORMATION INCORPORATED BY REFERENCE HEREIN MAY CONTAIN “FORWARD-LOOKING STATEMENTS.” THESE STATEMENTS, WHICH INVOLVE RISKS AND UNCERTAINTIES, REFLECT OUR CURRENT EXPECTATIONS, INTENTIONS, OR STRATEGIES REGARDING OUR POSSIBLE FUTURE RESULTS OF OPERATIONS, PERFORMANCE, AND ACHIEVEMENTS. FORWARD-LOOKING STATEMENTS INCLUDE, WITHOUT LIMITATION: STATEMENTS REGARDING FUTURE PRODUCTS OR PRODUCT DEVELOPMENT; STATEMENTS REGARDING FUTURE SELLING, GENERAL AND ADMINISTRATIVE COSTS AND RESEARCH AND DEVELOPMENT SPENDING; STATEMENTS REGARDING THE FUTURE PERFORMANCE OF OUR NETWORK MARKETING EFFORTS; STATEMENTS REGARDING OUR EXPECTATIONS REGARDING ONGOING LITIGATION; STATEMENTS REGARDING INTERNATIONAL GROWTH; AND STATEMENTS REGARDING FUTURE FINANCIAL PERFORMANCE, RESULTS OF OPERATIONS, CAPITAL EXPENDITURES AND SUFFICIENCY OF CAPITAL RESOURCES TO FUND OUR OPERATING REQUIREMENTS.

THESE FORWARD-LOOKING STATEMENTS MAY BE IDENTIFIED IN THIS REPORT AND THE INFORMATION INCORPORATED BY REFERENCE BY WORDS SUCH AS “ANTICIPATE”, “BELIEVE”, “COULD”, “ESTIMATE”, “EXPECT”, “INTEND”, “PLAN”, “PREDICT”, “PROJECT”, “SHOULD” AND SIMILAR TERMS AND EXPRESSIONS, INCLUDING REFERENCES TO ASSUMPTIONS AND STRATEGIES. THESE STATEMENTS REFLECT OUR CURRENT BELIEFS AND ARE BASED ON INFORMATION CURRENTLY AVAILABLE TO US. ACCORDINGLY, THESE STATEMENTS ARE SUBJECT TO CERTAIN RISKS, UNCERTAINTIES, AND CONTINGENCIES, WHICH COULD CAUSE OUR ACTUAL RESULTS, PERFORMANCE, OR ACHIEVEMENTS TO DIFFER MATERIALLY FROM THOSE EXPRESSED IN, OR IMPLIED BY, SUCH STATEMENTS.

The following factors are among those that may cause actual results to differ materially from our forward-looking statements:

●	noncompliance by our independent distributors with applicable legal requirements or our policies and procedures;

●	potential adverse effects on our business and stock price due to ineffective internal controls over financial reporting;

●	inability to manage financial reporting and internal control systems and processes;

●	inability to properly motivate and manage our independent distributors;

●	inability to manage existing markets, open new international markets, or expand our operations;

●	inability of new products to gain distributor or market acceptance;

●	inability to execute our product launch process due to increased pressure on our supply chain, information systems, and management;

●	disruptions in our information technology systems;

●	inability to protect against cybersecurity risks and to maintain the integrity of data;

●	international trade or foreign exchange restrictions, increased tariffs, and foreign currency exchange fluctuations;

●	deterioration of global economic conditions;

●	inability to raise additional capital if needed;

●	inability to retain independent distributors or to attract new independent distributors on an ongoing basis;

●	government regulations on direct selling activities in our various markets prohibiting or severely restricting our business;

●	unfavorable publicity on our business or products;

●	a finding that our direct selling program is not in compliance with current or newly adopted laws or regulations in various markets;

●	expensive and time-consuming legal proceedings;

●	potential for investigatory and enforcement action by the Federal Trade Commission;

●	failure to comply with anti-corruption laws;

●	inability to build and integrate our management team;

●	loss of, or inability to attract, key personnel;

●	unexpected tax or other assessments relating to the activity of our independent distributors;

●	economic, political, foreign exchange, and other risks associated with international operations; and

●	volatility of the market price of our common stock.

When considering these forward-looking statements, investors should keep in mind the cautionary statements in this report and the documents incorporated by reference. Except as required by law, we have no obligation and do not undertake to update or revise any such forward-looking statements to reflect events or circumstances after the date of this report.

PART I

Item 1. Business

Corporate History

Investview, Inc. was incorporated on January 30, 1946, under the laws of the state of Utah as the Uintah Mountain Copper Mining Company. In January 2005, we changed domicile to Nevada and changed our name to Voxpath Holding, Inc. In September of 2006, we merged The Retirement Solution Inc. through a Share Purchase Agreement into Voxpath Holding, Inc. and then changed our name to TheRetirementSolution.Com, Inc. and in October 2008 changed our name to Global Investor Services, Inc., before changing our name to Investview, Inc., on March 27, 2012.

On March 31, 2017, we entered into a Contribution Agreement with the members of Wealth Generators, LLC, a limited liability company (“Wealth Generators”), pursuant to which the Wealth Generators Members agreed to contribute 100% of the outstanding securities of Wealth Generators in exchange for an aggregate of 1,358,670,942 shares of our common stock. This closing occurred after close of business on March 31, 2017, therefore, effective April 1, 2017, Wealth Generators became our wholly owned subsidiary.

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

On February 28, 2018, we filed a name change for Wealth Generators LLC to Kuvera LLC (“Kuvera”), this did not affect the company’s tax and federal identification.

On May 7, 2018, we established WealthGen Global, LLC as a Utah limited liability company and our wholly owned subsidiary.

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

On January 17, 2019, we renamed our nonoperating wholly owned subsidiary WealthGen Global, LLC to SAFETek, LLC, a Utah limited liability company.

Overview

We own a number of companies that each operate independently, but are accretive to one another. We are establishing a portfolio of wholly owned subsidiaries delivering leading-edge technologies, services, and research dedicated primarily to the individual consumer.

Through our wholly owned subsidiaries, we provide affordable access to financial education, current market research, and cutting-edge technology that enables individuals to increase and cultivate their own financial resources, enjoy life, and plan for the future. The services include basic financial educational, expense and debt reduction tools, research, newsletter alerts, and live education rooms that include instruction on the subjects of equities, options, Forex, ETFs, binary options, crowdfunding, and the emerging cryptocurrency market.

We seek to provide a completely transparent and unique experience specifically designed to enhance the financial knowledge and improve the overall well-being of individuals worldwide. Our goal is to invest in the education, research, and technology essential to helping the financially motivated secure lasting and balanced success for today and the future.

Each product subscription includes a core set of tools/research along with the personal finance management suite providing an individual complete access to the information necessary to cultivate and manage his or her financial situation. We offer packages available through a monthly subscription that can be cancelled at any time at the discretion of the customer. A unique component of the product marketing plan is the distribution method whereby all subscriptions are sold via current participating customers who choose to distribute and sell the services. The bonus plan participation is purely optional but enables individuals the ability to create an additional income stream to further support their personal financial goals and objectives.

We recently entered the trade automation space with the launch of two new robo trading products offered to Kuvera subscribers through our wholly owned subsidiary, SAFE Management, which is a registered investment adviser. SAFE Management can make investments to the trading signals and research products of Kuvera; put and call options and alternative investments; and investments in privately held startups for the benefit of individuals who desire to participate in new venture startup opportunities.

Our Companies

Kuvera Entities

Our largest subsidiary is Kuvera LLC, which delivers financial education, technology, and research to individuals through a subscription-based model. Kuvera provides research, education, and investment tools designed to assist the self-directed investor in successfully navigating the financial markets. These services include research, trade alerts, and live trading rooms that include instruction in equities, options, FOREX, ETFs, binary options, crowdfunding, and cryptocurrency sector education. In addition to trading tools and research, we also offer full education and software applications to assist the individual in debt reduction, increased savings, budgeting, and proper tax management. Each product subscription includes a core set of trading tools/research along with the personal finance management suite to provide an individual with complete access to the information necessary to cultivate and manage his or her financial situation. Kuvera operations are located at our Salt Lake City, Utah headquarters location and its website address is kuveraglobal.com.

Kuvera France S.A.S. is our entity in France that will distribute Kuvera products and services throughout the European Union.

Kuvera and Kuvera France provide affordable access to financial education, current market research, and cutting-edge technology that enable individuals to increase and cultivate their own financial resources, enjoy life, and plan for the future. The services include basic financial educational, expense and debt reduction tools, research, newsletter alerts, and live education rooms that include instruction on the subjects of equities, options, Forex, ETFs, binary options, crowdfunding, and the emerging cryptocurrency market.

Each product subscription includes a core set of tools/research along with the personal finance management suite providing an individual with complete access to the information necessary to cultivate and manage his or her financial situation. We offer packages available through a monthly subscription that can be cancelled at any time at the discretion of the customer. A unique component of the product marketing plan is the distribution method whereby all subscriptions are sold via current participating customers who choose to distribute and sell the services. The bonus plan participation is purely optional but enables individuals to create an additional income stream to further support their personal financial goals and objectives.

By enabling the marriage of technology and knowledge, we are able to deliver innovative solutions directly to individuals around the world. Personal and general financial instruction and information are largely overlooked in all levels of education. An ongoing cycle of debt accumulation, inability to save, lack of planning, and inadequate knowledge on how to cultivate our “capital” is passed from generation to generation.

By creating easy access, focused tutorials, and step-by-step planning, our education and technology tools provide individuals with the necessary information to understand the power of proper utilization of money along with the ability to design their own path toward financial fitness.

Money—Money is a financial education tool designed to help individuals eliminate debt and improve their personal financial behaviors. Money includes education by Ross Jardine, America’s Money Mentor and educator. The goal of Mr. Jardine’s videos and articles is to teach the user how to reduce debt, decrease spending, and find money he did not know he had. Money is comprised of four sections: Cash Flow Quick Start (11 videos and assignments for immediate changes); Debt Freedom System (digital version of The 60-Day Money Miracle by Ross Jardine, which includes 12 chapters and a road map to debt-free living); Financial Tips and Strategies (videos, assignments, and suggestions for major life purchases, including housing, schooling, marriage etc.); and Money Media, which contains additional articles addressing current financial market trends tips and tools.

Deductr—Deductr is a personal money management tool that we provide to all members through a partnership with Deductr. The Deductr personal finance manager allows its users to manage all of their personal finances from a single view. With this tool, the user can create and monitor his or her budget and financial goals in a matter of minutes. Deductr Pro also includes a tax assistance feature making it easy to maximize both common and lesser-known tax benefits. Deductr can help individuals capture, document, and organize the expenses related to running their business right on their phone.

FXOne—FXOne includes live Forex binary options sessions with our market experts, as well as Forex newsletter alerts delivered right to a mobile phone. FXOne also offers unique strategies and in-depth Forex training.

Binary Options—FXOne binary options session leverage very short-term strategies that give individuals immediate results in a small amount of time. Live sessions are often as quick as 15 minutes. The live session provides real-time strategies that the user can follow as the experts identify setups and provide commentary to his or her activity. The user can then determine whether to act on that information.

Newsletter Alerts—FXOne gives the user the opportunity to follow market experts while maintaining complete control of his or her money. With FXOne Forex Alerts, our experts do the research and analysis and deliver that information to the user via email alerts. The alerts include entry criteria, exit parameters, and position adjustments.

CRYPTOone—CRYPTOone offers a library of cryptocurrency resources as well as live education, analysis, and research in the cryptocurrency market. With CRYPTOone, users can learn as little or as much as they would like about the cryptocurrency universe. CRYPTOone also provides digital alerts that identify cryptocurrency opportunities. Our experts do the research and analysis, and the customer decides if he or she wants to take action with the information. With just a few clicks, users can participate in the cryptocurrency market with minimal effort. CRYPTOone is the perfect way for someone to dip a toe or jump in all the way and start benefiting from the growing cryptocurrency universe.

CRYPTO Mining Packages—We offer cryptocurrency mining packages that consist of computer/GPU hardware and operation and maintenance services to provide individuals access to cryptocurrency mining. Our mining hardware (hosting) facility is arranged through a contractual partnership and located in Romania. Each GPU processing card is specific to the package purchased and is individually serial numbered, and the customer may request his or her hardware to be shipped to him or her at any time. There is no guarantee or estimate of mining output provided as mining conditions change constantly and cryptocurrency is subject to a number of risks associated with emerging markets. We believe our mining services, which are physically housed, monitored, and maintained in a dedicated facility, eliminate variables associated with other mining services that are typically cloud-based.

Equity Markets—Our equity market education with alerts is our core offering and brings the knowledge and expertise of individuals who have been involved in the market for years directly to the user. Our equity services are now included in every subscription service. Our market experts provide the financial technology, education, and research that allow the user to make decisions concerning his or her money in the market. The user maintains complete control of his or her money by using an online brokerage of his or her choosing. Most equity pack strategies require a margin account, and users need at least level four options approval.

Startups—Startups provides an opportunity for the user to identify and participate in early-stage businesses that may have potential to grow quickly. Michael Markowski is our Startups expert. With Startups, the user will receive newsletter alerts providing information about companies that Michael Markowski thinks could be potential winners. The user can participate in one of these companies by adding it to his or her personal crowd-funding portfolio.

Kuvera University—We are committed to providing “best in class” education across a variety of topics. Kuvera University provides exclusive access to our market education library, live monthly webinars with our market experts, in-depth distributor training, personal development training, with ongoing additional content. After watching and studying the videos and materials in Kuvera University, the user will have a foundation in the global financial markets, a deeper understanding of effective financial management, and additional skills that will help the user’s entrepreneurial and professional endeavors. Kuvera University is included with all customer subscriptions to ensure an ever-increasing value to our monthly access price.

Continual expansion and enhancement to these services and their delivery is the key to the longevity of the program. With a focus to increase convenience through the use of technology and by offering a wide variety of market approaches, our products are designed to meet the needs of the passive, moderately active, and highly motivated self-directed investors.

S.A.F.E. Management

S.A.F.E. Management, LLC is a Registered Investment Adviser and Commodity Trading Adviser that has been established to deliver automated trading strategies to individuals who find they lack the time to trade for themselves. S.A.F.E. is committed to bringing innovative trade methodologies, strategies, and algorithms for all worldwide financial markets. S.A.F.E. Management is a state registered investment adviser and operations are located at our Eatontown, New Jersey corporate finance location and its website address is safeadvglobal.com.

United Entities

United League, LLC owns a number of proprietary technologies including FIREFAN, a social app for sports enthusiasts. Technologies created to support any of our companies are held under the United League structure.

United Games, LLC is the distribution network for United League technologies. Since the acquisition of United Games in July of 2018, we are working to combine the distributors of Kuvera and United Games. This is an ongoing process that is not targeted for completion until the end of calendar year 2019.

SAFETek

SAFETek, LLC (formerly WealthGen Global, LLC) is a new addition that we are currently establishing for expansion plans in the high-speed processing computing space. SAFETek will deploy a large-scale processing operation that is used for any of the following intense processing activities: protein folding, CGI rendering, game streaming, machine and deep learning, mining, independent financial verification, and general high-speed computing. Key trending markets for data computation include Internet of Things, Smart Homes, smart cities, smart devices, artificial intelligence, blockchain technology, virtual reality, 3D animation, and health technology data to name a few.

Our Vision

We envision an ongoing integration of the latest technologies with emerging needs to deliver leading edge products and services worldwide.

Distribution Method

We use an affiliate model to sell our product subscriptions. Anyone with an interest can participate in our bonus plan, which rewards them for selling product subscriptions. We believe this component of our offering is extremely powerful as it provides an additional income stream for the customer who decides to become a distributor. Individuals are much more comfortable discussing financial matters with people they know. The network becomes a support system for the customers as they learn together and share their experiences. The affiliate distribution model, while powerful, requires strict policies and procedures to ensure the company’s presentation and messaging are accurate and compliant. An affiliate/distributor is not required to be a customer to sell our products.

Competition

We face competition for each of our product categories, but do not have a similar competitor with the full suite of services offered. Each of the financial education products, alerts, tools, and newsletters face competition from similar product companies such as TheStreet.com, The Motley Fool, Jim Cramer, and like subscription-based financial research services. The personal money management education and tools face competition from free mobile apps designed for the same purpose although our personal money management does not advertise or entice the user to refinance or secure new loans and is a pure management tool that serves the individual and not the advertiser. Our tax management tools and education have limited competition, and we have deployed Deductr Pro as our tool of choice. Unique to our company is not the individual product but the combined suite of products for one monthly subscription price, cancellable at any time by the user and distributed exclusively by the active members through the optional bonus plan for those who choose to sell the service to others.

We believe our competitive advantages include:

●	a generous bonus program for independent affiliates;

●	a management team with extensive experience in financial education and market strategy research/technology;

●	a young and motivated distributor base;

●	a large demographic that services all genders, races, religions, and nationalities; and

●	a delivery platform enabling us to launch new products quickly and efficiently worldwide.

Our competitive weaknesses include translation challenges as we continue international expansion and components of our distributor backend that are programmed by third-party providers.

Intellectual Property

Our success is predicated on the adoption of new and innovative technology, education, and research along with constantly improving convenience tools. The delivery of alerts and financial information through our platform provides various levels of automation that is programmed and designed by us exclusively for our products and modified to enable the individual to initiate action on alerts they desire. We own the intellectual property for many of our products strategies and platform delivery mechanisms while we make other products available through licensed arrangements. In this way, we can continually offer a full suite of “best of breed” services to ensure our members are receiving the most value and leading-edge programs for their monthly subscription.

Expansion

We are in the process of expanding the business internationally. International planning and restructuring is taking place as a result of the recent name change to Kuvera. Our affiliated entity, WG LATAM S.A.S., which has been reestablished to Kuvera LATAM S.A.S., distributes tour products and services in Colombia and surrounding Latin American countries. International operations can be impacted by international regulations and economic conditions, although all are continuously monitored.

Government Regulation

We have historically positioned the company as a knowledge provider and educator that seeks to augment a user’s informed decision-making process, rather than to act as a conductor of investment decisions or a representative of investment services. As such, most of our activities do not fall within the scope of securities industry regulation. Most of our products and services also do not require that any representative distributing our services conduct themselves as an investment advisor or broker. However, our subsidiary S.A.F.E. Management, LLC, recently received its registration and disclosure approval from the National Futures Association. S.A.F.E. Management, LLC is now a New Jersey State Registered Investment Adviser (“RIA”), Commodities Trading Advisor (“CTA”), and Commodity Pool Operator registered with the U.S. Commodity Futures Trading Commission (“CFTC”), and is approved by the CFTC for over the counter FOREX advisory services. As a New Jersey-registered RIA, we are required to comply with New Jersey’s laws and regulations governing the activities of investment advisers and the fees they can charge, as well as certain provisions of the Investment Adviser Act of 1940. As a CFTC registered CTA, Commodity Pool Operator, and FOREX adviser, we are required to comply with federal law and CFTC rules regulating those activities.

We have established these registrations and the advisory structure to offer automated trade execution, which is managed by S.A.F.E. Management, LLC, in its capacity as an RIA, for equities and equity options and in its capacity as a CTA for commodities, futures, and OTC Forex. In addition, SAFE provides traditional advisory services for clients who do not wish to trade for themselves. Automation of trades is only available through S.A.F.E. Management. No additional approvals are required for any of our current business activities. The cost of maintaining this additional regulated entity could have a material adverse effect on our business and could subject us to regulatory enforcement actions.

We are subject to government regulation in connection with securities laws and regulations applicable to all publicly owned companies as well as laws and regulations applicable to businesses generally. We are also increasingly subject to governmental regulation and legislation specifically targeting Internet companies, such as privacy regulations adopted at the local, state, national and international levels and taxes levied at the state level. Due to the increasing use of the internet, enforcement of existing laws, such as consumer protection regulations, in connection with web-based activities has become more aggressive, and it is expected that new laws and regulations will continue to be enacted at the local, state, national, and international levels. Such new legislation, alone or combined with increasingly aggressive enforcement of existing laws, could have a material adverse effect on our future operating performance and business.

Employees

As of June 27, 2019, we had 32 employees.

Internet Address

Additional information concerning our business can be found on our website at www.investview.com for the most up-to-date corporate financial information, presentation announcements, transcripts, and archives. Information regarding our products and services offered by our wholly owned subsidiary, Kuvera LLC, may be found at www.kuveraglobal.com. SAFE Management LLC services can be viewed at www.safeadvglobal.com. Web site links provided in may change in the future. We make available free of charge on our website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports, as soon as reasonably practicable after we electronically file such material with or furnish it to the Securities and Exchange Commission.

Item 1A. Risk Factors

Investors should carefully consider the following material risk factors as well as all other information set forth or referred to in this report before purchasing shares of our common stock. Investing in our common stock involves a high degree of risk. We believe all material risk factors have been presented below. If any of the following events or outcomes actually occurs, our business operating results and financial condition would likely suffer. As a result, the trading price of our common stock could decline, and investors may lose all or part of the money paid to purchase our common stock.

Risks Related to our Business

We have a limited operating history and, therefore, there is an elevated risk of potential business failure unless we can overcome the various obstacles inherent to an early stage business.

We have only limited prior business operations. Because of our limited operating history, investors may not have adequate information on which they can base an evaluation of our business and prospects. Investors should be aware of the difficulties, delays, and expenses normally encountered by an enterprise in its early stage, many of which are beyond our control, including unanticipated research and development expenses, employment costs, and administrative expenses. We cannot assure our investors that our proposed business plans as described herein will materialize or prove successful, or that we will be able to finalize development of our products or operate profitably.

We have incurred substantial operating losses since inception (August 1, 2005), and we may never achieve profitability.

From our inception on August 1, 2005, through March 31, 2019, we have incurred cumulative losses of $25,096,983, recorded net losses from operations of $5,011,036 for the year ended March 31, 2019, and our cash balance on March 31, 2019, was $133,644. Accordingly, we cannot assure that we will achieve profitability in the immediate future or at all.

Our independent auditors have expressed substantial doubt about our ability to continue as a going concern.

In their audit opinion issued in connection with our consolidated balance sheet as of March 31, 2019, and our related consolidated statements of operations, stockholders’ deficit, and cash flows for the year ended March 31, 2019, our auditors have expressed substantial doubt about our ability to continue as a going concern given our recurring net losses, negative cash flows from operations, and the limited amount of funds on our balance sheet. We have prepared our consolidated financial statements on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The consolidated financial statements do not include any adjustments that might be necessary should we be unable to continue in existence. This could make it more difficult to raise capital in the future.

We may not be able to manage our growth effectively, which could slow or prevent our ability to achieve profitability.

The ability to manage and operate our business as we execute our development and growth strategy will require effective planning. Significant rapid growth could strain our internal resources and delay or prevent our efforts to achieve profitability. We expect that our efforts to grow will place a significant strain on our personnel, management systems, infrastructure, and other resources. Our ability to manage future growth effectively will also require us to successfully attract, train, motivate, retain and manage new employees and continue to update and improve our operational, financial and management controls and procedures. If we do not manage our growth effectively, slower growth is likely to occur and thereby slowing or negating our ability to achieve and sustain profitability.

We may not be able to fully protect our proprietary rights and we may infringe the proprietary rights of others, which could result in costly litigation.

Our future success depends on our ability to protect and preserve the proprietary rights related to our products. We cannot assure that we will be able to prevent third parties from using our intellectual property rights and technology without our authorization. We also rely on trade secrets, common law trademark rights, and trademark registrations, as well as confidentiality and work for hire, development, assignment, and license agreements with employees, consultants, third-party developers, licensees, and customers. Our protective measures for these intangible assets afford only limited protection and may be flawed or inadequate.

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

Our business could be negatively affected by any adverse economic developments in the securities markets or the economy in general.

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

We may encounter risks relating to security or other system disruptions and failures that could reduce the attractiveness of our sites and that could harm our business.

Although we have implemented various security mechanisms, our business is vulnerable to computer viruses, physical or electronic break-ins, and similar disruptions, which could lead to interruptions, delays, or loss of data. For instance, because a portion of our revenue is based on individuals using credit cards to purchase subscriptions over the Internet and a portion from advertisers that seek to encourage people to use the Internet to purchase goods or services, our business could be adversely affected by these break-ins or disruptions. Additionally, our operations depend on our ability to protect systems against damage from fire, earthquakes, power loss, telecommunications failure, and other events beyond our control. Moreover, our website may experience slower response times or other problems for a variety of reasons, including hardware and communication line capacity restraints, software failures, or significant increases in traffic when there have been important business or financial news stories. These strains on our systems could cause customer dissatisfaction and could discourage visitors from becoming paying subscribers. Our websites could experience disruptions or interruptions in service due to the failure or delay in the transmission or receipt of information from us. These types of occurrences could cause users to perceive our website and technology solutions as not functioning properly and cause them to use other methods or services of our competitors. Any disruption resulting from these actions may harm our business and may be very expensive to remedy, may not be fully covered by our insurance, could damage our reputation, and discourage new and existing users from using our products and services. Any disruptions could increase costs and make profitability even more difficult to achieve.

We will need to introduce new products and services and enhance existing products and services to remain competitive.

Our future success depends in part on our ability to develop and enhance our products and services. In addition, the adoption of new Internet, networking or telecommunications technologies or other technological changes could require us to incur substantial expenditures to enhance or adapt our services or infrastructure. There are significant technical and financial costs and risks in the development of new or enhanced products and services, including the risk that we might be unable to effectively use new technologies, adapt our services to emerging industry standards, or develop, introduce and market enhanced or new products and services. An inability to develop new products and services, or enhance existing offerings, could have a material adverse effect on our profitability.

We rely on external service providers to perform certain key functions.

We rely on a number of external service providers for certain key technology, processing, service, and support functions. External content providers provide us with crypto mining services, financial information, market news, charts, option and stock quotes, research reports, and other fundamental data that we offer to clients. These service providers face technological and operational risks of their own. Any significant failures by them, including improper use or disclosure of our confidential client, employee, or company information, could cause us to incur losses and could harm our reputation.

We cannot assure that any external service providers will be able to continue to provide these services in an efficient, cost-effective manner or that they will be able to adequately expand their services to meet our needs. An interruption in or the cessation of service by any external service provider as a result of systems failures, capacity constraints, financial constraints or problems, unanticipated trading market closures, or for any other reason, and our inability to make alternative arrangements in a smooth and timely manner, if at all, could have a material adverse effect on our business, results of operations, and financial condition.

We could face liability and other costs relating to storage and use of personal information about our users.

Users provide us with personal information, including tax identification numbers, which we do not share without the user’s consent. Despite this policy of obtaining consent, however, if third persons were able to penetrate our network security or otherwise misappropriate our users’ personal information, we could be subject to liability, including claims for unauthorized purchases with credit card information, impersonation or other similar fraud claims, and misuses of personal information, such as for unauthorized marketing purposes. New privacy legislation may further increase this type of liability. Furthermore, we could incur additional expenses if additional regulations regarding the use of personal information were introduced or if federal or state agencies were to investigate our privacy practices. We do not store user credit card information and rely upon our merchant processing partners to collect and store this information with the necessary Payment Card Industry Security Standards compliance in place. However, a breach of the merchant’s security standards could create liability for us.

Our business could be negatively affected if we are required to defend allegations of unfair competition and unfair false or deceptive acts or practices in or affecting commerce.

Advertising and marketing of our products in the United States are also subject to regulation by the Federal Trade Commission (“FTC”) under the Federal Trade Commission Act, or FTC Act. Among other things, the FTC Act prohibits unfair methods of competition and unfair false or deceptive acts or practices in or affecting commerce. The FTC Act also makes it illegal to disseminate or cause to be disseminated any false advertisement. The FTC routinely reviews websites to identify questionable advertising claims and practices. Competitors sometimes inform the FTC when they believe other competitors are violating the FTC Act and consumers also notify the FTC of what they believe may be wrongful advertising. The FTC may initiate a nonpublic investigation that focuses on our advertising claims, which usually involves nonpublic, pre-lawsuit, extensive formal discovery. Such an investigation may be lengthy and expensive to defend and result in a publicly disclosed consent decree or settlement agreement. If no settlement can be reached, the FTC may start an administrative proceeding or a federal court lawsuit against us or our principal officers. The FTC often seeks to recover from the defendants, whether in a consent decree or a proceeding, any or all of the following: (i) consumer redress in the form of monetary relief or disgorgement of profits; (ii) significant reporting requirements for several years; and (iii) injunctive relief. In addition, most, if not all, states have statutes prohibiting deceptive and unfair acts and practices. The requirements under these state statutes are similar to those of the FTC Act.

We accept and hold cryptocurrencies, which may subject us to exchange risk and additional tax and regulatory requirements

We have recently begun accepting cryptocurrencies bitcoin and etherium as a form of payment. Cryptocurrencies are not considered legal tender or backed by any government and have experienced significant price volatility, technological glitches, and various law enforcement and regulatory interventions. If we fail to comply with regulations or prohibitions applicable to us, we could face regulatory or other enforcement actions and potential fines and other consequences. We also hold cryptocurrencies directly, subjecting us to exchange rate risk as well as the risk that regulatory or other developments and the recent price volatility may adversely affect the value of the cryptocurrencies we hold. The uncertainties regarding legal and regulatory requirements relating to cryptocurrencies or transactions using cryptocurrencies, as well as potential accounting and tax issues or other requirements relating to cryptocurrencies, could have a material adverse effect on our business.

Our business could be negatively affected if we are required to defend allegations that our direct selling activities are fraudulent or deceptive schemes, are against public interest, or are the sale of unregistered securities.

Direct selling activities are regulated by the FTC, as well as various federal, state, and local governmental agencies in the United States and foreign countries. These laws and regulations are generally intended to prevent fraudulent or deceptive schemes, often referred to as “pyramid” schemes, which compensate participants primarily for recruiting additional participants without significant emphasis on product sales. Regulators may take the position that some or all of our products are deemed to be securities, the sale of which has not been registered. The laws and regulations governing direct selling are modified from time to time, and like other direct selling companies, we may be subject from time to time to government investigations related to our direct selling activities. This may require us to make changes to our business model and our compensation plan.

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

Extensive federal, state, local, and international laws regulate our business, products and direct selling activities. Because we have expanded into foreign countries, our policies and procedures for our independent distributors differ slightly in some countries due to the different legal requirements of each country in which we do business.

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

For the operating period since inception through March 31, 2019, we have reported an accumulated deficit of $25,096,983. We reported a net loss of $5,011,036 for the year ended March 31, 2019, and a net loss from operations of $3,940,856. We cannot be certain whether we will ever become profitable, or if we do, that we will be able to continue to be profitable. Also, any economic weakness or global recession may limit our ability to market our products. Any of these factors could cause our stock price to decline and result in investors losing a portion or all of their investment.

We will need to raise additional capital. If we are unable to raise additional capital, our business may fail.

Because our revenues are not yet sufficient to cover expenses or fund our growth, we need to secure ongoing funding. If we are unable to obtain adequate additional financing, we may not be able to successfully market and sell our products, our business operations will most likely be discontinued, and we will cease to be a going concern. To secure additional financing, we may need to borrow money or sell more securities. Under these circumstances, we may be unable to secure additional financing on favorable terms or at all. Selling additional stock, either privately or publicly, would dilute the equity interests of our stockholders. If we borrow money, we will have to pay interest and may also have to agree to restrictions that limit our operating flexibility. If we are unable to obtain adequate financing, we may have to curtail business operations, which would have a material negative effect on operating results and most likely result in a lower stock price.

Our common stock price has been and may continue to be extremely volatile.

Our common stock has closed as low as $0.006 per share and as high as $0.0315 per share during the most recent fiscal year. We believe this volatility may be caused, in part, by variations in our quarterly operating results, delays in development of our technologies, changes in market valuations of similar companies, and the volume of our stock in the market.

Additionally, in recent years the stock market in general, and the OTC Markets and technology stocks in particular, have experienced extreme price and volume fluctuations. In some cases, these fluctuations are unrelated or disproportionate to the operating performance of the underlying company. These market and industry factors may materially and adversely affect our stock price regardless of our operating performance. The historical trading of our common stock is not necessarily an indicator of how it will trade in the future and our trading price as of the date of this report is not necessarily an indicator of what the trading price of our common stock might be in the future.

In the past, class action litigation has often been brought against companies following periods of volatility in the market price of those companies’ common stock. If we become involved in this type of litigation in the future it could result in substantial costs and diversion of management attention and resources, which could have a further negative effect on our stock price.

Shares of our common stock may never become eligible for trading on Nasdaq or a national securities exchange.

We cannot assure that we will ever be listed on the Nasdaq Stock Market or on another national securities exchange. Listing on one of the Nasdaq markets or one of the national securities exchanges is subject to a variety of requirements, including minimum trading price and minimum public “float” requirements. There are also continuing eligibility requirements for companies listed on national securities exchanges. If we are unable to satisfy the initial or continuing eligibility requirements of any such market, then our stock may not be listed or could be delisted. This could result in a lower trading price for our common stock and may limit the ability of our stockholders to sell their shares, which could result in a loss of some or all of their investments.

If we fail to file periodic reports with the U.S. Securities and Exchange Commission, our common stock will not be able to be traded on the OTCQB.

Although our common stock trades on the OTCQB, a regular trading market for our common stock may not be sustained in the future. OTC Markets limits quotation on the OTCQB to securities of issuers that are current in their reports filed with the Securities and Exchange Commission. If we fail to remain current in the filing of our reports with the Securities and Exchange Commission, our common stock will not be able to be traded on the OTCQB. The OTCQB is an inter-dealer market that provides significantly less liquidity than a national securities exchange or automated quotation system.

Because our common stock is considered a “penny stock,” any investment in our shares is considered to be a high-risk investment and is subject to restrictions on marketability.

Our common stock is considered a “penny stock” on the OTC Markets as it currently trades for less than $5.00 per share. The OTC Market system is generally regarded as a less efficient trading market than the Nasdaq Capital or Global Markets. The Securities and Exchange Commission has adopted rules that regulate broker-dealer practices in connection with transactions in “penny stocks.” Penny stocks generally are equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the Nasdaq system, provided that current price and volume information respecting transactions in these securities is provided by the exchange or system). The penny stock rules require a broker-dealer, prior to effecting a transaction in a penny stock not otherwise exempt from those rules, to deliver a standardized risk disclosure document prepared by the Securities and Exchange Commission, which specifies information about penny stocks and the nature and significance of risks of the penny stock market. The broker-dealer also must provide the customer with bid and offer quotations for the penny stock, the compensation of the broker-dealer and any salesperson in the transaction, and monthly account statements indicating the market value of each penny stock held in the customer’s account. In addition, the penny stock rules require that, prior to effecting a transaction in a penny stock not otherwise exempt from those rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure requirements may have the effect of reducing the trading activity in the secondary market for our common stock.

Because we have no plans to pay dividends on our common stock, stockholders must look solely to appreciation of our common stock to realize a gain on their investments.

We do not anticipate paying any dividends on our common stock in the foreseeable future. We currently intend to retain future earnings, if any, to finance the expansion of our business. Our future dividend policy is within the discretion of our board of directors and will depend upon numerous factors, including our business, financial condition, results of operations, capital requirements, and investment opportunities. Accordingly, stockholders must look solely to appreciation of our common stock to realize a gain on their investment. This appreciation may not occur.

Certain provisions of Nevada law and of our corporate charter may inhibit a potential acquisition of our company, and this could depress our stock price.

Nevada corporate law includes provisions that could delay, defer, or prevent a change in control of our company or our management. These provisions could discourage information contests and make it more difficult for our stockholders to elect directors and take other corporate actions. As a result, these provisions could limit the price that investors are willing to pay in the future for shares of our common stock. For example:

●	without prior stockholder approval, our board of directors has the authority to issue one or more classes of preferred stock with rights senior to those of our common stock and to determine the rights, privileges, and preferences of that preferred stock;

●	there is no cumulative voting in the election of directors, which would otherwise allow less than a majority of stockholders to elect director candidates; and

●	stockholders cannot call a special meeting of stockholders.

Our indemnification of our directors and officers may limit the rights of our stockholders.

While our board of directors and officers are generally accountable to our stockholders and us, the liability of our directors and officers to all parties is limited in certain respects under applicable state law and our articles of incorporation and bylaws, as in effect. Further, we have agreed or may agree to indemnify our directors and officers against liabilities not attributable to certain limited circumstances. This limitation of liability and indemnity may limit rights that our stockholders would otherwise have to seek redress against our directors and officers.

Additional issuances of stock options and warrants, convertible notes, and stock grants will cause additional substantial dilution to our stockholders.

Given our limited cash, liquidity, and revenues, it is likely that in the future, as in the past, we will issue additional warrants, stock grants, and convertible debt to finance our future business operations and acquisitions and strategic relationships. The issuance of additional shares of common stock, the exercise of warrants, and the conversion of debt to stock could cause additional dilution to our stockholders and could have further adverse effects on the market price for our securities or on our ability to obtain future financing. The 2018 increase in our authorized shares from two billion to ten billion increased the magnitude of this risk substantially.

The amount of authorized common stock may result in management implementing anti-takeover procedures by issuing new securities.

The proportion of unissued authorized shares to issued shares could, under certain circumstances, have an anti-takeover effect, for example, by permitting issuances that would dilute the stock ownership of a person seeking to effect a change in the composition of our board of directors or contemplating a tender offer or other transaction for the combination of our company with another entity. Although, we have no current plans to issue additional stock for this purpose, management could use the additional shares that are now available or that may be available after a possible further recapitalization to resist or frustrate a third-party transaction. Generally, no stockholder approval would be necessary for the issuance of all or any portion of the additional shares of common stock unless required by law or any rules or regulations to which we are subject.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our headquarters are located at 12 South 400 West, Salt Lake City, Utah 84101 and are currently leased on a month-to-month basis. Corporate Finance was located in office space at 745 Hope Road, Eatontown, New Jersey, on a month-to-month lease, however in June of 2019, we signed a three-year lease agreement for office space at 234 Industrial Way West, Building A, Suite 202, in Eatontown, New Jersey. Corporate Finance is expected to occupy the new office space beginning in July of 2019.

Item 3. Legal Proceedings

In the ordinary course of business, we may be or have been involved in legal proceedings from time to time. Below is a description of all legal proceedings we were involved in during the year ended March 31, 2019, and through the date of this filing.

●	On November 1, 2017, we filed a lawsuit in the Fourth Judicial District Court for Utah County, State of Utah, Wealth Generators, LLC, v. Evan Cabral, Daniel Lopez, John Legarreta, Johnathan Lopez, Julian Kuschner, Nick Gomez, Luke Shulla, Nestor Velazquez, Christopher Terry, Isis De La Torre, Alex Morton, Ivan Briongos, Brandon Boyd, and International Markets Live Ltd. d/b/a iMarketslive, Civil No. 170401615, alleging corporate espionage and misappropriation of corporate information. The lawsuit alleges that International Markets Live Ltd., dba iMarketslive, conspired with a number of individuals affiliated with Wealth Generators to steal our confidential information, intellectual property, and trade secrets. On September 27, 2018, the court issued its ruling granting in part and denying in part our motion for preliminary injunction. On January 2, 2019, the parties entered into a settlement agreement in which they agreed to release all claims and have the litigation dismissed with prejudice, with neither party making any payment to the other, but with the defendants agreeing to make a $5,000 donation to charity. On February 22, 2019, the matter was dismissed with prejudice.

●	In February 2018, we received a subpoena from the United States Commodity Futures Trading Commission (“CFTC”). We complied with the terms of the subpoena, negotiated a resolution of this matter with the CFTC staff, and a final order was issued on September 14, 2018. Under the order, we did not admit or deny any of the allegations, agreed to pay a fine of $150,000, and agreed not to act as an unregistered commodities trading advisor in the future. As of March 31, 2019, we have paid $90,000 to the CFTC and the remaining unpaid balance has been included in accounts payable and accrued liabilities on our consolidated balance sheet.

●	Jim Westphal filed a wage claim against Kuvera, LLC (at the time named Wealth Generators, LLC), in the United States District Court for the District of Utah, Central Division (Case No. 2:18-cv-00080) in the amount of $6,500 plus liquidated damages. Mr. Westphal is claiming unpaid overtime wages. We contend that Mr. Westphal was an independent contractor, hired on a limited basis to perform software services, and is accordingly not entitled to overtime payments under the Fair Labor Standards Act. Moreover, Mr. Westphal never provided the promised software pursuant to the parties’ agreement. We filed a counterclaim on July 12, 2018, seeking damages of approximately $20,000 and demanding a jury trial. In December 2018, the parties settled the matter with a joint motion. As a result of the settlement, we paid Mr. Westphal $1,500 and the case was dismissed.

●	In April of 2019, we received a summons and complaint from Fibernet Corp making claims of unpaid invoices and breach of contracts entered into in February 2012 and January 2015 as RazorData Corp. Without admitting fault or liability, in June of 2019, we entered into an agreement with Fibernet Corp to settle all claims and release us from any future claims in exchange for a payment of $35,160 to avoid ongoing litigation related to this matter.

None of our directors, officers, or affiliates is involved in a proceeding adverse to our business or has a material interest adverse to our business.

Item 4. Mine Safety Disclosure

Not applicable

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is traded on the OTCQB under the symbol “INVU.” The following table sets forth the range of low and high closing sale prices for our common stock for each of the periods indicated as reported and summarized by the OTCQB:

	Low	High

2020:
First Quarter	$0.008	$0.037

2019:
Fourth Quarter	$0.008	$0.037
Third Quarter	$0.006	$0.020
Second Quarter	$0.010	$0.030
First Quarter	$0.011	$0.030

2018:
Fourth Quarter	$0.024	$0.070
Third Quarter	$0.051	$0.100
Second Quarter	$0.064	$0.080
First Quarter	$0.005	$0.070

2017:
Fourth Quarter	$0.002	$0.010
Third Quarter	$0.002	$0.010
Second Quarter	$0.003	$0.010
First Quarter	$0.007	$0.100

As of June 27, 2019, we had approximately 573 stockholders of record of our common stock and 2,679,376,966 shares of common stock issued and outstanding.

Dividends

Holders of shares of common stock are entitled to share pro rata in dividends and distributions for the common stock when, as, and if declared by the board of directors out of funds legally available therefor. We have not paid any dividends on our common stock and intend to retain earnings, if any, to finance the development and expansion of our business. Future dividend policy is subject to the discretion of the board of directors and will depend upon a number of factors, including future revenues, capital requirements, overall financial condition, and such other factors as our board of directors deems relevant.

Recent Sales of Unregistered Securities

On January 11, 2019, we entered into a convertible promissory note in the amount of $138,000, with Power Up Lending Group, Ltd. and received proceeds of $138,000. The note incurs interest at 12% per annum and has a maturity date of April 11, 2020.

In March 2019, we issued 1,000,000 shares of our common stock to an employee as compensation.

The securities represented by each of the transactions described above were issued in reliance on the exemption from registration provided in Section 4(a)(2) of the Securities Act of 1933, as amended, for transactions not involving any public offering. Each of the investors is either an “accredited investor” as defined in Rule 501(a) of Regulation D or a sophisticated investor able to bear the risks of the investment. Each investor confirmed the foregoing and acknowledged that the securities must be acquired and held for investment. All certificates evidencing the shares of common stock on conversion of the notes, issuances under the restricted stock grants, or upon the exercise of the warrants will bear a restrictive legend. No underwriter participated in the offer and sale of these securities, and no commission or other remuneration was paid or given directly or indirectly in connection therewith.

In May and June of 2019, we issued an aggregate of 39,215,648 shares of our common stock to Triton Funds LP (“Triton”) under the common stock purchase agreement that was entered into in December 2018 and amended in March and April 2019, for net proceeds of $325,000. Triton’s resale of these shares was registered on an S-1 registration statement that was declared effective by the SEC on May 9, 2019. We will not be issuing any additional shares to Triton under that agreement. These securities were issued to Triton as the result of arm’s-length negotiations directly with Triton in reliance on the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended, for transactions not involving any public offering, and Rule 506(b). No advertising or general solicitation was employed in offering the securities to Triton. No underwriter participated in the offer and sale of these securities to Triton, and no commission or other remuneration was paid or given directly or indirectly in connection therewith.

Item 6. Selected Financial Data

We are not required to provide the information under this item.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Plan of Operations

The following discussion should be read in conjunction with our consolidated financial statements and notes to our financial statements included elsewhere in this report. This discussion contains forward-looking statements that involve risks and uncertainties. When the words “believe,” “expect,” “plan,” “project,” “estimate,” and similar expressions are used, they identify forward-looking statements. These forward-looking statements are based on management’s current beliefs and assumptions and information currently available to management, and involve known and unknown risks, uncertainties, and other factors that may cause the actual results, performance, or achievements to be materially different from any future results, performance, or achievements expressed or implied by these forward-looking statements. Information concerning factors that could cause our actual results to differ materially from these forward-looking statements can be found in our periodic reports filed with the U.S. Securities and Exchange Commission. The forward-looking statements included are made only as of the date of this report. We disclaim any obligation to update any forward-looking statements whether as a result of new information, future events, or otherwise.

Acquisition

On July 20, 2018, we entered into a Purchase Agreement with United Games Marketing LLC, a Utah limited liability company, to purchase its wholly owned subsidiaries United Games, LLC and United League, LLC (collectively “United Games”) for 50,000,000 shares of our common stock. The deal includes the purchase of the Utah-based companies’ wholly owned technology, staff, and trademarks, including the well-known FireFan mobile app.

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

Customizable commission engine

FireFan game/mobile app

FireFan brand (registered and trademarked)

In-house development team to deliver new and integrated technologies

Existing incoming revenue

Multiple newly engaged affiliates

An extensive network of contacts, customers, and affiliates

19,000 active paying members

Access to a 1.5-million-person database

Our management team is working through the transition to a common operations and development team for all of our companies and subsidiaries.

Results of Operations

Year Ended March 31, 2019, Compared to Year Ended March 31, 2018

Revenues

Revenue, net, increased $11,741,649, or 66%, from $17,917,432 for the year ended March 31, 2018, to $29,659,081 for the year ended March 31, 2019. The majority of the increase can be explained by our increase in subscription sales of $13,123,623, which related largely to our establishment of Kuvera France, S.A.S. in November of 2018 and sales occurring in the European Union during the current year compared to no such sales in the prior year. The remainder of the increase was due to our sales of equipment in the current year, versus no such sales in the prior year, explaining $694,954 of the increase. Our gross billings increased by 48%, or $11,348,471, to $34,992,883 in the year ended March 31, 2019, versus $23,644,412 in the year ended March 31, 2018; however, this was offset by refunds, incentives, credits, chargebacks, and amounts paid to suppliers.

Operating Costs

Operating costs increased $5,006,351, or 18%, from $28,593,586 for the year ended March 31, 2018, to $33,599,937 for the year ended March 31, 2019, mainly because of an increase in our commissions of $7,254,400, or 51%, from $14,271,929 for the year ended March 31, 2018, to $21,526,326 for the year ended March 31, 2019. This increase was due to increasing revenues as a result of the growth of the distribution network.

Other Income (Expense)

Other income (expense) went from $(4,212,273) for the year ended March 31, 2018, to $(966,471) for the year ended March 31, 2019. The decrease is due to the loss on debt extinguishment and the loss on spin-off of operations during the year ended March 31, 2018, as compared to no such expense in the current period. Additionally, during the year ended March 31, 2018, we issued 239,575,884 shares of our common stock in settlement of debt, wherein accrued liabilities, principal, accrued interest, and derivative liabilities were extinguished in the amounts of $430,892, $2,348,606, $20,696, and $38,557, respectively, and we recognized a loss on the settlement of debt in the amount of $3,186,394 in the statement of operations.

Liquidity and Capital Resources

During the year ended March 31, 2019, we incurred a loss of $5,011,036. However, only $2,983,251 was cash related. This negative cash flow was funded by borrowing $1,905,777 from related parties and proceeds of $4,115,961 from new lending arrangements, offset by repayments of $1,367,168 to related parties and $2,936,044 on debt, along with $91,000 paid to repurchase our common stock. As a result, our cash and cash equivalents decreased by $1,357,042 to $133,644 as compared to $1,490,686 at the beginning of the fiscal year.

As of March 31, 2019, our current liabilities exceeded our current assets equal to a working capital deficit of $2,222,990. A year ago, at March 31, 2018, the working capital deficit was $3,919,260.

The above matters, among others, raise substantial doubt about our ability to continue as a going concern. During the year ended March 31, 2019, we raised $1,905,777 in cash proceeds from related parties and $4,115,961 in cash proceeds from new lending arrangements. Subsequent to March 31, 2019, we obtained $200,000 in cash proceeds from new lending arrangements and received $325,000 from the sale of our common stock.

Since our acquisition of Wealth Generators in April of 2017 we have implemented a number of initiatives and we are beginning to see the positive impact of these actions. First, our largest subsidiary, Kuvera, has a bonus plan structure for distributors of our services which consistently paid out beyond our maximum threshold. Adjustments to this bonus plan have been made over the last 12 months with additional adjustments planned for the next two quarters. This resulted in a gradual reduction in bonus payouts which reduced our losses. Second, we expanded the objectives of Investview through the acquisition and creation of additional subsidiaries to increase our sources of income and creating business activities in new sectors which includes:

●	Fully licensing SAFE Management LLC as a Registered Investment Advisor and Commodities Trading Advisor. This was done so SAFE Management could offer fully managed trading services to individuals who lacked the time to trade for themselves and provide reasonable advisory fees and minimum investment amounts to service individuals who do not meet the requirements of Qualified Investors.

●	We acquired the assets of United Games LLC and United League LLC which provided us highly experienced management, programmers, marketing and compliance personnel along with key technology components such as a fully coded back office and trademarked FIREFAN app. We are still in the process of adapting their technology to Kuvera operations and working on various distribution plans for FIREFAN.

●	We changed the name of our subsidiary WealthGen Global, which was an unused entity, to SAFETek LLC in preparation for our entry into the high-performance computing space to meet the needs of 4IR (Fourth Industrial Revolution) business needs which includes mining, blockchain technologies, gaming, artificial intelligence and 3-Dimensional rendering. This will enable us to provide HPC services to small, medium and startup entities who require specialized high-speed processing but cannot afford the infrastructure. By leasing our processing to these companies, we will aid these entities in bringing their products, inventions, improvements to market.

●	We have designed a program through Joint Venture known as APEX which enables individuals to purchase highly customized processing cards which SAFETek will lease from the purchasers for a fixed period of time at a fixed monthly lease payment. This enables individuals to participate in emerging growth without experiencing the volatility and potential loss experienced in the sector.

These companies provide Investview a stake in 4IR, HPC, app development, fintech, blockchain and personal money management sectors. Each of these are areas that are targeted for significant growth spurred by innovations through technology.

While our liabilities are larger than our assets it is important to note that we seek to keep operating expenses low. The assets we have acquired and will continue to seek out are those of technology, mobile apps, and human resources. These assets are not easily defined on our balance sheet but represent our ability to carry out our objectives which we believe will ultimately generating positive cash flow, reduced debt and then profitability.

Further, while we have reported reoccurring losses and have an operating capital deficiency, we have been able to establish multiple companies to create various revenue streams as we move forward. Our largest challenge is operational cash flow as lending arrangements continue to be expensive causing us to deploy incoming cash to prior debt. We continue to seek short term capital in arrangements that are partnership based with elements of debt and equity combined. Additionally, our immediate focus is the continued reduction in losses by controlling expenses, increasing revenue, and generating additional revenue streams.

Critical Accounting Policies

The preparation of our consolidated financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and judgments that affect our reported assets, liabilities, revenues, and expenses, and the disclosure of contingent assets and liabilities. We base our estimates and judgments on historical experience and on various other assumptions we believe to be reasonable under the circumstances. Future events, however, may differ markedly from our current expectations and assumptions. While there are a number of significant accounting policies affecting our consolidated financial statements; we believe the following critical accounting policy involves the most complex, difficult, and subjective estimates and judgments.

Basis of Accounting

Our policy is to prepare our financial statements on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America.

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

Revenue Recognition

Effective April 1, 2018, we adopted the Financial Accounting Standards Board Accounting Standards Codification (“ASC”) Subtopic 606-10, Revenue from Contracts with Customers (“ASC 606-10”). The adoption of ASC 606-10 had no impact on prior year or previously disclosed amounts. In accordance with ASC 606-10, revenue is measured based on a consideration specified in a contract with a customer and recognized when we satisfy the performance obligation specified in each contract.

The majority of our revenue is generated by subscription sales and payment is received at the time of purchase. Our performance obligation is to provide services over a fixed subscription period; therefore, we recognize revenue ratably over the subscription period and deferred revenue is recorded for the portion of the subscription period subsequent to each reporting date. Additionally, we offer a 10-day trial period to subscription customers, during which a full refund can be requested if a customer does not like the product. Revenues are deferred during the trial period as collection is not probable until that time has passed. Revenues are presented net of refunds, sales incentives, credits, and known and estimated credit card chargebacks.

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

We generate revenue from the sale of high-speed computer processing equipment that is used for any of the following intense processing activities: protein folding, CGI rendering, game streaming, machine and deep learning, mining, independent financial verification, and general high-speed computing. Our performance obligation is to deliver an equipment package to our customers that includes hardware, software, and firmware and is drop-shipped to a hosting data center. We receive payment at the time of purchase and recognize revenue when the equipment package is delivered and ready for maintenance and hosting, which our customers arrange for, and obtain, from a separate third party that provides such services.

Revenue generated for the year ended March 31, 2019, was as follows:

	Subscription Revenue	Equipment Sales	Cryptocurrency Mining Revenue	Total
Gross billings	$28,518,660	$698,954	$5,775,269	$34,992,883
Refunds, incentives, credits, and chargebacks	(1,495,458)	(4,000)	(6,501)	(1,505,959)
Amounts paid to supplier	-	-	(3,827,843)	(3,827,843)
Net revenue	$27,023,202	$694,954	$1,940,925	$29,659,081

Revenue generated for the year ended March 31, 2018, was as follows:

	Subscription Revenue	Equipment Sales	Cryptocurrency Mining Revenue	Total
Gross billings	$14,758,614	$-	$8,885,798	$23,644,412
Refunds, incentives, credits, and chargebacks	(859,035)	-	-	(859,035)
Amounts paid to supplier	-	-	(4,867,945)	(4,867,945)
Net revenue	$13,899,579	$-	$4,017,853	$17,917,432

Recent Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842)”. ASU 2016-02 changes the accounting for leased assets, principally by requiring balance sheet recognition of assets under lease arrangements. It is effective for annual reporting periods, and interim periods within those years, beginning after December 15, 2018. In June of 2019, we signed a three-year lease agreement for office space in Eatontown, New Jersey, therefore we will adopt this standard effective April 1, 2019 and will account for our new lease agreement accordingly. We note that the adoption of ASU 2016-02 will have no other impact of on our consolidated financial statements.

There are no additional recently issued accounting pronouncements that we have not yet adopted that we believe are applicable or would have a material impact on our financial statements.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, revenues, and results of operations, liquidity, or capital expenditures.

Trends, Risks, and Uncertainties

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

Potential Fluctuations in Annual Operating Results

Our annual operating results may fluctuate significantly in the future as a result of a variety of factors, most of which are outside our control, including: the demand for our products and services; seasonal trends in purchasing, the amount and timing of capital expenditures and other costs relating to the commercial and consumer financing; price competition or pricing changes in the market; technical difficulties or system downtime; general economic conditions; and economic conditions specific to the consumer financing sector.

Our annual results may also be significantly impacted by the accounting treatment of acquisitions, financing transactions, or other matters. Particularly at our early stage of development, such accounting treatment can have a material impact on the results for any quarter. Due to the foregoing factors, among others, it is likely that our operating results may fall below our expectations or those of investors in some future quarter.

Management of Growth

We may experience growth, which will place a strain on our managerial, operational, and financial systems resources. To accommodate our current size and manage growth if it occurs, we must devote management attention and resources to improve our financial strength and our operational systems. Further, we will need to expand, train, and manage our sales and distribution base. There is no guarantee that we will be able to effectively manage our existing operations or the growth of our operations, or that our facilities, systems, procedures, or controls will be adequate to support any future growth. Our ability to manage our operations and any future growth will have a material effect on our stockholders.

If we fail to remain current on our reporting requirements, we could be removed from the OTC Markets, which would limit the ability of broker-dealers to sell our securities and the ability of stockholders to sell their securities in the secondary market.

Companies trading on the OTC Markets, such as us, must be reporting issuers under Section 12 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and must be current in their reports under Section 13, in order to maintain price quotation privileges on the OTC Markets. If we fail to remain current on our reporting requirements, we could be removed from the OTC Markets. As a result, the market liquidity for our securities could be severely adversely affected by limiting the ability of broker-dealers to sell our securities and the ability of stockholders to sell their securities in the secondary market.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

We are not required to provide the information required by this item.

Item 8. Financial Statements AND SUPPLEMENTARY DATA

The financial statements begin on Page F-1.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that material information required to be disclosed in our periodic reports filed under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to ensure that such information is accumulated and communicated to our management, including our chief executive officer and acting chief financial officer as appropriate, to allow timely decisions regarding required disclosure. We carried out an evaluation, under the supervision and with the participation of our management, including the principal executive officer and the principal financial officer (principal financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13(a)-15(e) under the Exchange Act, as of the end of the period covered by this report. Based on this evaluation, because of our limited resources and limited number of employees, management concluded that our disclosure controls and procedures were ineffective as of March 31, 2019.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurances regarding the reliability of financial reporting and the preparation of our financial statements in accordance with U.S. generally accepted accounting principles, or GAAP. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate.

With the participation of our Chief Executive Officer and Acting Chief Financial Officer (principal financial officer), our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of March 31, 2019 based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our evaluation and the material weaknesses described below, management concluded that we did not maintain effective internal control over financial reporting as of March 31, 2019, based on the COSO framework criteria. Management has identified the following material weaknesses in internal control over financial reporting: (1) We lack controls to ensure we are adequately capturing our liabilities at each reporting date. (2) We do not have the appropriate processes or controls in place to efficiently or timely match transactions within our accounting system to our back-end operating system. (3) We lack the processes and controls necessary to timely reconcile our accounts and to adequately analyze complex disclosure and presentation issues. Our management believes that these material weaknesses have been due to the small size of our accounting staff and reliance on outside consultants for external reporting.

In light of the above-mentioned material weaknesses, we performed additional analyses and procedures in order to conclude that our consolidated financial statements for the year ended March 31, 2019, included in this Annual Report on Form 10-K were fairly stated in accordance with GAAP.

Management’s report on internal control over financial reporting was not subject to attestation by our registered public accounting firm pursuant to Securities and Exchange Commission rules that permit us to provide only management’s report in this Annual Report on Form 10-K.

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

Changes in Internal Controls

During the fiscal quarter ended March 31, 2019, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

The following table sets forth certain information with respect to our directors and executive officers:

Name	Age	Position
Ryan Smith	53	Chief Executive Officer and Director
Annette Raynor	55	Chief Operating Officer and Director
Chad Miller	54	Director
William C. Kosoff	77	Acting Chief Financial Officer

Ryan Smith. Mr. Smith has served as director and chief executive officer since March 31, 2017. Since 2013, Mr. Smith has served as the chief executive officer of Kuvera, LLC, formerly Wealth Generators, LLC, our wholly owned subsidiary. Mr. Smith received his BS from The University of Utah in 2003.

Annette Raynor. Ms. Raynor has served as our chief operating officer since March 31, 2017, and as a director since June 6, 2017. Since 2013, Ms. Raynor has served as the chief operating officer of Kuvera, LLC, formerly Wealth Generators, LLC, our wholly owned subsidiary. Ms. Raynor holds her Series 65 Registered Investment Advisor license, Series 3 Commodity Futures, Series 34 Retail Off-Exchange Forex, and is a licensed realtor in the state of New Jersey. Ms. Raynor is the general manager and licensed representative of SAFE Management LLC.

Chad Miller. Mr. Miller was appointed as a director on June 6, 2017. Mr. Miller co-founded Kuvera, LLC, formerly Wealth Generators, LLC, our wholly owned subsidiary, in 2013. Prior to 2013, Mr. Miller held his Series 63 Uniform Securities License, Series 7 General Securities License, and Series 24 General Securities Principal License and was employed by various brokerage firms from 1999 through 2010.

William C. Kosoff. Since September 2006, Mr. Kosoff has served in various positions, including chief financial officer, secretary, and treasurer. He had a break in service as an officer and employee from December 2012 to April 2013, when he returned began serving again as acting chief financial officer. He was also formerly a director. He has worked in the high technology industry for 45 years, serving in engineering, marketing, sales, and senior management positions with Rockwell International from 1960 to 1984. In 1984, he co-founded Telenetics Corp and served as its president and chief executive officer. In 1987, Telenetics became public through an IPO on NASDAQ and was acquired in 2006 by a private firm. Mr. Kosoff received his Bachelor of Arts in Physics from California State University in 1978 and earned a Professional Certificate in Accounting from New York University in 2010.

Our directors are elected for a term of one year and until their successors qualified, nominated, and elected.

Role of the Board

It is the paramount duty of the board to oversee our management in the competent and ethical operation of the company on a day-to-day basis and to assure that the long-term interests of the shareholders are being served. To satisfy this duty, the directors take a proactive, focused approach to their position, and set standards to ensure that we are committed to business success through maintenance of ambitious standards of responsibility and ethics.

The board of directors met formally twice during fiscal 2019.

Committees

Our business, property, and affairs are managed by or under the direction of the board of directors. Members of the board are kept informed of our business through discussion with the chief executive and financial officers and other officers, by reviewing materials provided to them, and by participating at meetings of the board and its committees.

Audit Committee

We currently do not have a designated audit committee, and accordingly, our board of directors preapproves all audit and permissible non-audit services provided by the independent auditor, including audit, audit-related, tax, and other services. Preapproval is generally provided for up to one year, detailed as to the particular service or category of services, and subject to a specific budget. The independent auditor and management are required to periodically report to our board of directors regarding the extent of services provided by the independent auditor in accordance with this preapproval and the fees for the services performed to date. The board of directors may also preapprove particular services on a case-by-case basis.

Compensation Committee

We currently do not have a designated compensation committee, and accordingly, our board of directors will approve all compensation matters until such committee is established and approved.

Code of Ethics

We have a code of ethics that applies to all of our employees, including our principal executive officer, principal financial officer, principal accounting officer, and the directors, a copy of which is available in the Employee Handbook. We intend to disclose any changes in or waivers from our code of ethics by posting such information on our website or by filing a Form 8-K.

Section 16(a) Compliance

Section 16(a) of the Exchange Act requires our directors, executive officers, and persons who own more than 10% of our common stock to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of common stock and other of our equity securities. During the year ended March 31, 2019, our officers, directors, and 10% stockholders made the required filings pursuant to Section 16(a).

Item 11. Executive Compensation

Directors’ Compensation

There was no compensation for the four directors, acting in their capacity as directors, during the year ending March 31, 2019.

Executive Officers’ Compensation

The following table sets forth information concerning the annual and long-term compensation earned by or paid to our chief executive officer and to other persons who served as executive officers as, at, or during the fiscal year ended March 31, 2019, or who earned compensation exceeding $100,000 during fiscal year 2019 (the “named executive officers”), for services as executive officers for the last two fiscal years:

Summary Compensation Table

Name and Principal Position	Fiscal Year	Salary	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Non Qualified Deferred Compensation Earnings	All Other Compensation		Total
		($)	($)	($)	($)	($)	($)		($)
Ryan Smith [1]	2019	225,000	-	-	-	-	293,242	[2]	518,242
CEO and Director	2018	207,500	-	-	-	-	131,685	[3]	339,185
Annette Raynor [4]	2019	225,000	-	-	-	-	297,442	[5]	522,442
COO and Director	2018	207,500	-	-	-	-	135,885	[6]	343,385
Chad Miller [7]	2019	225,000	-	-	-	-	293,242	[8]	518,242
Director	2018	207,500	-	-	-	-	131,685	[9]	339,185
Mario Romano [10]	2019	225,000	-	-	-	-	297,442	[11]	522,442
Director of Finance	2018	207,500	-	-	-	-	135,885	[12]	343,385
William C. Kosoff	2019	60,000	-	-	-	-	-		60,000
Acting CFO	2018	52,000	-	-	-	-	-		52,000

[1]	A portion of Mr. Smith’s compensation was paid to Kays Creek Capital, an entity in which he is an owner.
[2]	Includes $30,000 in medical reimbursements, $69,512 for fiscal year 2019 revenue under the Founder Revenue Agreements discussed below, and $193,730 that was accrued but unpaid under the Founder Revenue Agreements.
[3]	Includes $30,000 in medical reimbursements, $70,710 for fiscal year 2018 revenue under the Founder Revenue Agreements discussed below, and $30,975 that was accrued but unpaid under the Founder Revenue Agreements.
[4]	A portion of Ms. Raynor’s compensation was paid to Wealth Engineering LLC, an entity in which she is a 50% owner.
[5]	Includes $34,200 in medical reimbursements, $108,512 for fiscal year 2019 revenue under the Founder Revenue Agreements discussed below, and $154,730 that was accrued but unpaid under the Founder Revenue Agreements.
[6]	Includes $34,200 in medical reimbursements, $75,210 for fiscal year 2018 revenue under the Founder Revenue Agreements discussed below, and $26,475 that was accrued but unpaid under the Founder Revenue Agreements.
[7]	A portion of Mr. Miller’s compensation was paid to Kays Creek Capital and MILCO, entities in which he is an owner.

[8]	Includes $30,000 in medical reimbursements, $69,512 for fiscal year 2019 revenue under the Founder Revenue Agreements discussed below, and $193,730 that was accrued but unpaid under the Founder Revenue Agreements.
[9]	Includes $30,000 in medical reimbursements, $70,710 for fiscal year 2018 revenue under the Founder Revenue Agreements discussed below, and $30,975 that was accrued but unpaid under the Founder Revenue Agreements.
[10]	A portion of Mr. Romano’s compensation was paid to Wealth Engineering LLC, an entity in which he is a 50% owner.
[11]	Includes $34,200 in medical reimbursements, $108,512 for fiscal year 2019 revenue under the Founder Revenue Agreements discussed below, and $154,730 that was accrued but unpaid under the Founder Revenue Agreements.
[12]	Includes $34,200 in medical reimbursements, $75,210 for fiscal year 2018 revenue under the Founder Revenue Agreements discussed below, and $26,475 that was accrued but unpaid under the Founder Revenue Agreements.

Outstanding Equity Awards at Fiscal Year-End

No stock option awards were exercisable or unexercisable as of March 31, 2019, for any executive officer.

Employee Stock Options

The nonqualified plan adopted in 2007 authorizes 65,000 shares, of which 47,500 have been granted as of March 31, 2019. The qualified plan adopted in October of 2008 authorizes 125,000 shares and was approved by a majority of our shareholders on September 16, 2009. As of March 31, 2019, 42,500 shares have been granted under the 2008 plan.

The following table summarizes the changes in employee stock options outstanding and the related prices for the shares of our common stock issued to employees under two employee stock option plans:

Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price	Life (years)	Value
Options outstanding at March 31, 2017	35,000	$10.00	2.51	$-
Granted	-	$-
Exercised	-	$-
Canceled / expired	-	$-
Options outstanding at March 31, 2018	35,000	$10.00	1.51	$-
Granted	-	$-
Exercised	-	$-
Canceled / expired	-	$-
Options outstanding at March 31, 2019	35,000	$10.00	0.51	$-
Options exercisable at March 31, 2019	35,000	$10.00	0.51	$-

Stock-based compensation expense in connection with options granted to employees for the year ended March 31, 2019 and 2018, was $0.

Employment Agreements and Revenue Share Agreements

The four founders of Wealth Generators, LLC, Ryan Smith, chief executive officer; Chad Miller, chief visionary officer; Annette Raynor, chief operating officer; and Mario Romano, director of finance and investor relations, all entered into Founder Employment Agreements effective October 1, 2017. The terms and covenants in the four agreements are the same for each of the founders and have a term of five years that automatically renews for three successive five-year terms unless terminated prior to the 90th day following the expiration of the applicable term. The agreements provide for an annual salary of $225,000 with annual reviews by the board of directors or the designated compensation committee to determine whether an increase in salary is appropriate based on our results of operations, increased activities, or responsibilities of the founder, or such other factors as the board of directors or the designated compensation committee thereof may deem appropriate. In addition, the founders are entitled to receive health fringe benefits that are generally available to our employees.

On October 11, 2017, we entered into Founder’s Revenue Agreements with Chad Miller, Annette Raynor, Mario Romano, and Ryan Smith. As consideration for their efforts in founding Wealth Generators LLC, beginning January 1, 2018, for the month ended December 31, 2017, each of the founders has the right to receive three-quarters of one percent (0.75%) of our top-line revenue, which will be calculated and paid on a monthly basis. This right is permanent and irrevocable, is not connected in any manner to the founder’s employment with us, and will be treated as a portion of the founder’s estate if it has not been assigned by the founder prior to his or her death.

As of April 3, 2017, upon the reverse acquisition of Wealth Generators LLC, Mr. Kosoff was appointed as the acting chief financial officer and resumed payroll as an employee at a mutually agreed reduced rate. In the event he resigns without good reason with 90 days’ written notice or is terminated for cause (willful misconduct) with 30 days’ written notice, he is entitled to all accrued and unpaid compensation as of the date of such termination and expense reimbursement.

Item 12. Security Ownership of Certain Beneficial Owners, Management and Related Stockholder Matters

The following table sets forth certain information, as of June 29, 2019, respecting the beneficial ownership of our outstanding common stock by: (i) any holder of more than 5%; (ii) each of the Named Executive Officers and directors; and (iii) our directors and Named Executive Officers as a group, based on 2,679,376,966 shares of common stock outstanding as of June 29, 2019. Except as otherwise indicated, each stockholder listed below has sole voting and investment power over the shares beneficially owned:

Name of Beneficial Owner(1)	Common Stock Beneficially Owned	Percentage of Common Stock(2)

Principal Stockholders:
CR Capital Holdings LLC(3)	621,874,710	23.2%

Directors and Officers:
Chad Miller, Chairman(3)	621,874,710	23.2%
Ryan Smith, CEO and Director(3)	621,874,710	23.2%
Annette Raynor, COO and Director(4)(5)	215,456,942	8%
Mario Romano, Treasurer(4)(6)	215,456,942	8%
William C. Kosoff, Acting CFO	3,936,875	*

All Officers and Directors as a group (5 persons)(3)(4)(5)(6)	946,268,527	35.3%

*	Less than 1%.
(1)	Except as otherwise indicated, the address of each beneficial owner is c/o InvestView Inc., 12 South 400 West, Salt Lake City, UT 84101.
(2)

Applicable percentage ownership is based on 2,679,376,966 shares of common stock outstanding as of June 29, 2019, together with securities exercisable or convertible into shares of common stock within 60 days of that date, for each stockholder.

(3)	Our directors Ryan Smith and Chad Miller each own 50% of CR Capital Holdings LLC and, as a result, have voting and dispositive control of these shares. Therefore, they are deemed to be the beneficial owners of our shares of common stock.
(4)

The members of Wealth Engineering LLC, 745 Hope Road, Eatontown, NJ 07724, own 110,456,942 shares of our common stock. Our officers Mario Romano and Annette Raynor are two of its members. In addition, Mr. Romano is the CEO and Ms. Raynor serves as the COO of Wealth Engineering LLC. Combined Mr. Romano and Ms. Raynor have voting and shared dispositive control of these shares.

(5)	In addition to the 110,456,942 shares owned by Wealth Engineering LLC, Ms. Raynor owns 105,000,000 shares personally.
(6)	In addition to the 110,456,942 shares owned by Wealth Engineering LLC, Mr. Romano owns 105,000,000 shares personally.

No director, executive officer, affiliate, or any owner of record or beneficial owner of more than 5% of any class of our voting securities is a party adverse to us or has a material interest adverse to us.

Equity Compensation Plans

The following table summarizes the equity compensation plans under which our securities may be issued as of March 31, 2019:

Number of Securities
	Number of		Remaining Available
	Securities To Be	Weighted-Average	for Future Issuance under
	Issued upon Exercise of	Exercise Price of	Equity Compensation Plans
	Outstanding Options,	Outstanding Options,	(excluding securities
	Warrants and Rights	Warrants and Rights	reflected in column (a))
Plan Category	(a)	(b)	(c)

Equity compensation plans approved by security holders	—	—	—
Equity compensation plans approved by security holders	35,000	$10	—

Item 13. Certain Relationships and Related Transactions, and Director Independence

Our related party payables consisted of the following:

	Year Ended March 31,
	2019	2018
Short-term advances [1]	$440,489	$1,880
Short-term promissory note entered into on 8/17/18 [2]	105,000	-
	$545,489	$1,880

[1]	We periodically receive advances for operating funds from our current majority shareholders (former members of Wealth Generators prior to the reverse acquisition) and other related parties, including entities that are owned, controlled, or influenced by our owners or management. These advances are due on demand, generally have no set interest rates associated with them, and are unsecured. During the year ended March 31, 2019, we received $1,805,777 in cash proceeds from advances, incurred $15,000 in interest, and repaid related parties a total of $1,382,168.

[2]	A member of the senior management team advanced funds of $100,000 on August 17, 2018, under a short-term promissory note due to be repaid on August 31, 2018. On August 31, 2018 the note was amended to be due on demand or, in absence of a demand, due on August 31, 2019. The note had a fixed interest payment of $5,000, which was recorded as interest expense in the statement of operations during the year ended March 31, 2019.

In addition to the above-mentioned related party lending arrangements, during the year ended March 31, 2019, we sold $41,500 worth of high-speed computer processing equipment to our Chief Executive Officer. This revenue has been included in the equipment sales reported on our Statement of Operations.

Item 14. Principal Accountant Fees and Services

The following is a summary of the fees billed to us for professional services rendered for the fiscal years ended March 31, 2019 and 2018:

	March 31, 2019	March 31, 2018
Audit Fees	$115,400	$153,000
Audit Related Fees	15,500	7,800
Tax Fees	4,000	3,000
All Other Fees	-	-
Total	$134,900	$163,800

Audit Fees. Consists of fees billed for professional services rendered for the audit of our consolidated financial statements and review of the interim consolidated financial statements included in quarterly reports and services in connection with statutory and regulatory filings or engagements.

Audit-Related Fees. Consists of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our consolidated financial statements and are not reported under “Audit Fees.”

Tax Fees. Consists of fees billed for professional services for tax compliance, tax advice, and tax planning.

All Other Fees. Consists of fees for products and services other than the services reported above.

Policy on Audit Committee Preapproval of Audit and Permissible Non-Audit Services of Independent Auditors

We do not have a designated Audit Committee, and accordingly, our board of directors’ policy is to preapprove all audit and permissible non-audit services provided by the independent auditors. These services may include audit services, audit-related services, tax services, and other services. Preapproval is generally provided for up to one year and any preapproval is detailed as to the particular service or category of services and is generally subject to a specific budget. The independent auditors and management are required to periodically report to the Company’s board of directors regarding the extent of services provided by the independent auditors in accordance with this pre-approval, and the fees for the services performed to date. The board of directors may also preapprove particular services on a case-by-case basis.

Item 15. Exhibits

Exhibit Number*	Title of Document	Location

Item 2	Plan of Acquisition, Reorganization, Arrangement, Liquidation or Succession
2.01	Contribution Agreement between Investview, Inc., Wealth Generators, LLC, and the members of Wealth Generators, LLC dated March 31, 2017	Incorporated by reference to the Current Report on Form 8-K filed April 6, 2017

Item 3	Articles of Incorporation and Bylaws
3.01	Articles of Incorporation	Incorporated by reference to the Form 10SB12G filed August 12, 1999

3.02	Articles of Amendments to the Articles of Incorporation	Incorporated by reference to the Form 10SB12G filed August 12, 1999

3.03	Bylaws	Incorporated by reference to the Form 10SB12G filed August 12, 1999

3.04	Amendment to Articles of Incorporation or by-laws	Incorporated by reference to the Current Report on Form 8-K filed February 15, 2007

3.05	Certificate of Change filed pursuant to NRS 78.209	Incorporated by reference to the Current Report on Form 8-K filed April 6, 2012

3.06	Articles of Merger filed pursuant to NRS 92.A.200	Incorporated by reference to the Current Report on Form 8-K filed April 6, 2012

3.07	Certificate of Amendment to Articles of Incorporation	Incorporated by reference to the Definitive Information Statement filed December 20, 2017

Item 4	Instruments Defining the Rights of Security Holders, including indentures
4.01	Common Stock Specimen	Incorporated by reference to the Registration Statement on Form S-1 filed January 12, 2018

Item 10	Material Contracts
10.01	Form of Common Stock Purchase Warrant dated July 7, 2011	Incorporated by reference to the Current Report on Form 8-K filed July 13, 2011

10.02	Form of Common Stock Purchase Warrant – August 2012	Incorporated by reference to the Current Report on Form 8-K filed August 20, 2012

10.03	2012 Incentive Stock Plan**	Incorporated by reference to the Registration Statement on Form S-8 filed July 25, 2012

10.04	Form of Common Stock Purchase Warrant issued to Allied Global Ventures LLC	Incorporated by reference to the Current Report on Form 8-K filed October 8, 2013

10.05	Form of Common Stock Purchase Warrant	Incorporated by reference to the Current Report on Form 8-K filed June 11, 2014

10.06	Form of Common Stock Purchase Warrant – September 30, 2014	Incorporated by reference to the Current Report on Form 8-K filed October 7, 2014

Exhibit Number*	Title of Document	Location

10.22	Form of Conversion Agreement dated June 6, 2017	Incorporated by reference to the Current Report on Form 8-K filed June 12, 2017

10.23	Agreement entered into with CTB Rise International Inc. dated June 7, 2017	Incorporated by reference to the Current Report on Form 8-K filed June 12, 2017

10.24	Founder Employment Agreement between Investview, Inc. and Ryan Smith, entered October 10, 2017**	Incorporated by reference to the Current Report on Form 8-K filed October 13, 2017

10.25	Founder Employment Agreement between Investview, Inc. and Annette Raynor, entered October 10, 2017**	Incorporated by reference to the Current Report on Form 8-K filed October 13, 2017

10.26	Founder Employment Agreement between Investview, Inc. and Chad Miller, entered October 10, 2017**	Incorporated by reference to the Current Report on Form 8-K filed October 13, 2017

10.27	Founder Employment Agreement between Investview, Inc. and Mario Romano, entered October 10, 2017**	Incorporated by reference to the Current Report on Form 8-K filed October 13, 2017

10.28	Founder Revenue Agreement among Investview, Inc. and Chad Miller, Annette Raynor, Mario Romano, and Ryan Smith**	Incorporated by reference to the Current Report on Form 8-K filed October 13, 2017

10.29	Contribution and Exchange Agreement between Investview, Inc. and HODO-mania, Inc., entered October 20, 2017	Incorporated by reference to the Current Report on Form 8-K filed October 27, 2017

10.30	Product Contribution Agreement between Investview, Inc. and Priam Technologies, Inc., entered November 13, 2017	Incorporated by reference to the Current Report on Form 8-K filed November 15, 2017

10.31	Exclusive License Agreement between Investview, Inc. and Binnacle Research Marketing, Inc., entered November 13, 2017	Incorporated by reference to the Current Report on Form 8-K filed November 15, 2017

10.32	Product Contribution Agreement between Investview, Inc. and WestMyn Technology Services, Inc., entered November 13, 2017	Incorporated by reference to the Current Report on Form 8-K filed November 15, 2017

10.33	Securities Purchase Agreement between InvestView, Inc., and D-Beta One EQ, Ltd., entered December 6, 2017	Incorporated by reference to the Current Report on Form 8-K filed December 13, 2017

10.34	Registration Rights Agreement between InvestView, Inc., and D-Beta One EQ, Ltd., entered December 6, 2017	Incorporated by reference to the Current Report on Form 8-K filed December 13, 2017

10.35	Standby Equity Distribution Agreement between InvestView, Inc., and YAII PN, Ltd., entered December 6, 2017	Incorporated by reference to the Current Report on Form 8-K filed December 13, 2017

10.36	Purchase Agreement between United Marketing, LLC and Investview, Inc., entered July 20, 2018	Incorporated by reference from Current Report on Form 8-K filed July 25, 2018

10.37	Product Contribution Agreement between Investview, Inc. and WestMyn Technology Services, Inc., entered May 1, 2018	Incorporated by reference from the Quarterly Report on Form 10-Q/A for the quarter ended June 30, 2018, filed September 5, 2018

Exhibit Number*	Title of Document	Location

10.38	Capital Crypto Mining Agreement between Investview, Inc. and WestMyn Technology Services, Inc., entered May 1, 2018	Incorporated by reference from the Quarterly Report on Form 10-Q for the quarter ended June 30, 2018, filed September 5, 2018

10.39	Master Services Agreement between Investview, Inc., its assigns, and BYOBitcoin LLC	Incorporated by reference from Current Report on Form 8-K filed September 25, 2018

10.41	Stock Buyback Letter Agreement between Investview, Inc. and Yorkville Advisors Global, LP and its subsidiaries dated September 13, 2018	Incorporated by reference from Current Report on Form 8-K filed September 26, 2018

10.42	Common Stock Purchase Agreement between Investview, Inc. and TRITON FUNDS, LP., entered December 29, 2018	Incorporated by reference to the Current Report on Form 8-K filed January 7, 2019

10.43	Registration Rights Agreement between Investview, Inc. and TRITON FUNDS, LP., entered December 29, 2018	Incorporated by reference to the Current Report on Form 8-K filed January 7, 2019

10.44	Share Donation Agreement between Investview, Inc. and TRITON FUNDS, LP, Ltd., entered December 29, 2018	Incorporated by reference to the Current Report on Form 8-K filed January 7, 2019

10.45	Joint Venture Agreement among Investview, Inc. and AI Data Consulting, LLC, and Freedom Enterprise, LLC	Incorporated by reference to the Current Report on Form 8-K/A filed March 8, 2019

10.46	Amended Common Stock Purchase Agreement between Investview, Inc. and TRITON FUNDS LP entered March 22, 2019	Incorporated by reference to the Current Report on Form 8-K filed March 26, 2019

10.47	Form of Kuvera, LLC Crypto Mining Agreement	Incorporated by reference to Amendment No. 5 to the Registration Statement on Form S-1/A filed April 17, 2019

10.48	Second Amendment of Common Stock Purchase Agreement between Investview, Inc. and TRITON FUNDS LP entered April 11, 2019	Incorporated by reference to the Current Report on Form 8-K filed April 12, 2019

Item 21	Subsidiaries of the Registrant
21.01	Schedule of Subsidiaries	Incorporated by reference to Amendment No. 2 to the Registration Statement on Form S-1/A filed March 11, 2019

Item 23	Consents of Experts and Counsel
23.01	Consent of Haynie & Company	This filing.

Item 31	Rule 13a014(a)/15d-14(a) Certifications
31.01	Rule 13a-14a Certification of Principal Executive Officer	This filing.

31.02	Rule 13a-14a Certification of Principal Financial Officer	This filing.

Item 32	Section 1350 Certifications
32.01	Section 1350 Certification of the Principal Executive Officer	This filing.

32.02	Section 1350 Certification of the Principal Financial Officer	This filing.

Exhibit Number*	Title of Document	Location

Item 101	Interactive Data Files***
101.INS	XBRL Instance Document	This filing.

101.SCH	XBRL Taxonomy Extension Schema	This filing.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase	This filing.

101.DEF	XBRL Taxonomy Extension Definition Linkbase	This filing.

101.LAB	XBRL Taxonomy Extension Label Linkbase	This filing.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase	This filing.

*	All exhibits are numbered with the number preceding the decimal indicating the applicable SEC reference number in Item 601 and the number following the decimal indicating the sequence of the particular document. Omitted numbers in the sequence refer to documents previously filed as an exhibit.
**	Identifies each management contract or compensatory plan or arrangement required to be filed as an exhibit, as required by Item 15(a)(3) of Form 10-K.
***	Users of this data are advised that, pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of this annual report for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Exchange Act and otherwise are not subject to liability.

Item 16. Form 10-K Summary

Not included.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Investview Inc.

Dated: June 28, 2019	By:	/s/ Ryan Smith
Ryan Smith
Chief Executive Officer
(Principal Executive Officer)

Dated: June 28, 2019	By:	/s/ William C. Kosoff
William C. Kosoff
Acting Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Ryan Smith	Chief Executive Officer and Director	June 28, 2019
Ryan Smith	(Principal Executive Officer)

/s/ Chad Miller	Director	June 28, 2019
Chad Miller

/s/ Annette Raynor	Chief Operating Officer and Director	June 28, 2019
Annette Raynor

MARCH 31, 2019 AND 2018

FORMING A PART OF ANNUAL REPORT

PURSUANT TO THE SECURITIES EXCHANGE ACT OF 1934

INVESTVIEW, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Investview, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Investview, Inc. (the Company) as of March 31, 2019, and 2018, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the two-year period ended March 31, 2019, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2019, and 2018, and the results of its operations and its cash flows for each of the years in the two-year period ended March 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Haynie & Company

Salt Lake City, Utah

June 28, 2019

INVESTVIEW, INC.

CONSOLIDATED BALANCE SHEETS

	March 31,	March 31,
	2019	2018

ASSETS
Current assets:
Cash and cash equivalents	$133,644	$1,490,686
Prepaid assets	6,685,970	3,555
Receivables	724,995	472,557
Short-term advances	10,000	10,000
Short-term advances - related party	500	36,510
Other current assets	142,061	480,370
Total current assets	7,697,170	2,493,678

Fixed assets, net	13,528	18,860

Other assets:
Intangible assets, net	1,576,685	-
Long term license agreement, net	1,983,220	2,133,620
Deposits	4,500	4,500
Total other assets	3,564,405	2,138,120

Total assets	$11,275,103	$4,650,658

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued liabilities	$3,897,013	$5,352,073
Customer advance	265,000	-
Deferred revenue	1,876,727	863,740
Derivative liability	1,358,901	-
Related party payables	545,489	1,880
Debt, net of discounts	1,977,030	195,245
Total current liabilities	9,920,160	6,412,938

Total liabilities	9,920,160	6,412,938

Commitments and contingencies	-	-

Stockholders’ equity (deficit):
Preferred stock, par value: $0.001; 10,000,000 shares authorized, none issued and outstanding as of March 31, 2019 and 2018	-	-
Common stock, par value $0.001; 10,000,000,000 shares authorized; 2,640,161,318 and 2,169,661,318 shares issued and outstanding as of March 31, 2019 and 2018, respectively	2,640,161	2,169,661
Additional paid in capital	23,758,917	16,137,945
Accumulated other comprehensive income (loss)	1,363	(2,483)
Accumulated deficit	(25,096,983)	(20,085,947)
Total Investview stockholders’ equity (deficit)	1,303,458	(1,780,824)
Noncontrolling interest	51,485	18,544
Total stockholders’ equity (deficit)	1,354,943	(1,762,280)

Total liabilities and stockholders’ equity (deficit)	$11,275,103	$4,650,658

The accompanying notes are an integral part of these consolidated financial statements

INVESTVIEW, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME

	Year Ended March 31,
	2019	2018

Revenue:
Subscription revenue, net of refunds, incentives, credits, and chargebacks	$27,023,202	$13,899,579
Equipment sales, net of refunds	694,954	-
Cryptocurrency mining service revenue, net of refunds and amounts paid to supplier	1,940,925	4,017,853
Total revenue, net	29,659,081	17,917,432

Operating costs and expenses:
Cost of sales and service	1,180,671	6,713,097
Commissions	21,526,326	14,271,926
Selling and marketing	878,936	454,225
Salary and related	4,272,355	2,270,479
Professional fees	1,620,370	2,572,831
General and administrative	4,121,279	2,311,028
Total operating costs and expenses	33,599,937	28,593,586

Net loss from operations	(3,940,856)	(10,676,154)

Other income (expense):
Gain (loss) on debt extinguishment	19,387	(2,767,422)
Loss on fair value of derivative liability	(214,376)	-
Loss on spin-off of operations	-	(1,118,609)
Gain on bargain purchase	971,282	-
Realized gain (loss) on cryptocurrency	16,241	(10,939)
Unrealized gain (loss) on cryptocurrency	106,488	(135,729)
Interest expense - related parties	(20,000)	(104,105)
Interest expense	(1,842,461)	(74,976)
Other income (expense)	(3,032)	(493)
Total other income (expense)	(966,471)	(4,212,273)

Income (loss) before income taxes	(4,907,327)	(14,888,427)
Income tax expense	(70,768)	(24,589)

Net income (loss)	(4,978,095)	(14,913,016)
Less: net income (loss) attributable to the noncontrolling interest	32,941	-

Net income (loss) attributable to Investview stockholders	$(5,011,036)	$(14,913,016)

Income (loss) per common share, basic and diluted	$(0.00)	$(0.01)

Weighted average number of common shares outstanding, basic and diluted	2,234,117,482	1,911,786,477

Other comprehensive income, net of tax:
Foreign currency translation adjustments	$3,846	$-
Total other comprehensive income	3,846	-
Comprehensive income (loss)	(4,974,249)	(14,913,016)
Less: comprehensive income attributable to the noncontrolling interest	(3,846)	-
Comprehensive income (loss) attributable to Investview shareholders	$(4,978,095)	$(14,913,016)

The accompanying notes are an integral part of these consolidated financial statements

INVESTVIEW, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

YEARS ENDED MARCH 31, 2019 AND 2018

	Common stock		Additional Paid in	Treasury	Accumulated Other Comprehensive	Accumulated	Noncontrolling
	Shares	Amount	Capital	Stock	Income	Deficit	Interest	Total
Balance, March 31, 2017	125,889,455	$125,890	$805,637	$(8,589)	$-	$(5,154,387)	$-	$(4,231,449)
Common stock issued for cash	267,127,500	267,128	2,228,260	-	-	-	-	2,495,388
Common stock issued for license agreement	80,000,000	80,000	2,176,000	-	-	-	-	2,256,000
Common stock issued for services	94,375,333	94,375	6,632,860	-	-	-	-	6,727,235
Common stock issued in settlement of debt	239,575,884	239,576	5,377,558	-	-	-	-	5,617,134
Wealth Generators reverse acquisition	1,358,670,942	1,358,670	(804,759)	-	-	-	-	553,911
Offering costs	4,273,504	4,273	(269,273)	-	-	-	-	(265,000)
Cancellation of stock	(250,000)	(250)	250	-	-	-	-	-
Cancellation of treasury stock	(1,300)	(1)	(8,588)	8,589	-	-	-	-
Foreign currency translation adjustment	-	-	-	-	(2,483)	-	-	(2,483)
Net income (loss)	-	-	-	-	-	(14,931,560)	18,544	(14,913,016)
Balance, March 31, 2018	2,169,661,318	2,169,661	16,137,945	-	(2,483)	(20,085,947)	18,544	(1,762,280)
Common stock issued for acquisition	50,000,000	50,000	750,000	-	-	-	-	800,000
Common stock issued for services and compensation	402,000,000	402,000	6,385,600	-	-	-	-	6,787,600
Common stock repurchase	(7,000,000)	(7,000)	(84,000)	-	-	-	-	(91,000)
Common stock issued as commitment fees	22,500,000	22,500	47,372	-	-	-	-	69,872
Offering costs	3,000,000	3,000	522,000	-	-	-	-	525,000
Foreign currency translation adjustment	-	-	-	-	3,846	-	-	3,846
Net income (loss)	-	-	-	-	-	(5,011,036)	32,941	(4,978,095)
Balance, March 31, 2019	2,640,161,318	$2,640,161	$23,758,917	$-	$1,363	$(25,096,983)	$51,485	$1,354,943

The accompanying notes are an integral part of these consolidated financial statements

INVESTVIEW INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended March 31,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,978,095)	$(14,913,016)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	5,332	2,639
Amortization of debt discount	1,052,523	-
Amortization of long-term license agreement	150,400	-
Amortization of intangible assets	239,315	-
Stock issued for services, compensation, and license agreement	109,240	6,846,059
Loan fees on new borrowings	704,397	-
Loss on spin-off of operations	-	1,118,609
Gain on bargain purchase	(971,282)	-
(Gain) loss on debt extinguishment	(19,387)	2,767,422
Loss on fair value of derivative liability	214,376	-
Realized (gain) loss on cryptocurrency	(16,241)	10,939
Unrealized (gain) loss on cryptocurrency	(106,488)	135,729
Changes in operating assets and liabilities:
Receivables	108,907	122,053
Prepaid assets	(4,055)	-
Short-term advances from related parties	36,010	(36,510)
Other current assets	461,038	(627,038)
Deposits	-	1,500
Accounts payable and accrued liabilities	(1,314,971)	2,924,522
Customer advance	265,000	-
Deferred revenue	1,016,385	422,369
Accrued interest	59,345	74,953
Accrued interest - related parties	5,000	104,105
Net cash used in operating activities	(2,983,251)	(1,045,665)

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for fixed assets	-	(11,264)
Cash received in acquisition	3,740	3,550
Net cash provided by investing activities	3,740	(7,714)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from related parties	1,905,777	498,380
Repayments for related party payables	(1,367,168)	(1,316,500)
Proceeds from debt	4,115,961	1,675,000
Repayments for debt	(2,936,044)	(1,424,578)
Payments for share repurchase	(91,000)	-
Proceeds from the sale of stock	-	3,121,776
Payments for offering costs	-	(15,000)
Net cash provided by financing activities	1,627,526	2,539,078

Effect of exchange rate translation on cash	(5,057)	3,371

Net increase (decrease) in cash and cash equivalents	(1,357,042)	1,489,070
Cash and cash equivalents-beginning of period	1,490,686	1,616
Cash and cash equivalents-end of period	$133,644	$1,490,686

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$51,000	$117,500
Income taxes	$70,768	$24,589
Non cash investing and financing activities:
Common stock issued for acquisition	$800,000	$662,048
Common stock issued in settlement of related party payables	$-	$90,000
Common stock issued in settlement of debt	$-	$2,232,606
Common stock issued for prepaid services and long term license agreement	$6,678,360	$2,137,175
Cancellation of shares	$-	$250
Cancellation of treasury shares	$-	$8,589
Reductions to equity for offering costs accrued	$525,000	$-
Liability for offering costs	$-	$250,000
Shares issued for offering costs	$3,000	$4,274
Price protection guarantee	$-	$626,388
Derivative liability recorded as a debt discount	$510,000	$-

The accompanying notes are an integral part of these consolidated financial statements

INVESTVIEW, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2019 AND 2018

NOTE 1 – ORGANIZATION AND NATURE OF BUSINESS

Organization

Investview, Inc. was incorporated on January 30, 1946, under the laws of the state of Utah as the Uintah Mountain Copper Mining Company. In January 2005, we changed domicile to Nevada and changed our name to Voxpath Holding, Inc. In September of 2006, we merged The Retirement Solution Inc. through a Share Purchase Agreement into Voxpath Holdings, Inc. and then changed our name to TheRetirementSolution.Com, Inc. and in October 2008 changed our name to Global Investor Services, Inc., before changing our name to Investview, Inc., on March 27, 2012.

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

On February 28, 2018, we filed a name change for Wealth Generators, LLC to Kuvera, LLC (“Kuvera”) and on May 7, 2018, we established WealthGen Global, LLC as a Utah limited liability company and our wholly owned subsidiary.

On July 20, 2018, we entered into a Purchase Agreement with United Games Marketing LLC, a Utah limited liability company, to purchase its wholly owned subsidiaries United Games, LLC and United League, LLC for 50,000,000 shares of our common stock (see Note 5).

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

On January 17, 2019, we renamed our non-operating wholly owned subsidiary WealthGen Global, LLC to SafeTek, LLC, a Utah limited liability company.

Nature of Business

We own a number of companies that each operate independently, but are accretive to one another. We are establishing a portfolio of wholly owned subsidiaries delivering leading-edge technologies, services, and research, dedicated primarily to the individual consumer. Following is a description of each of our companies.

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

INVESTVIEW, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2019 AND 2018

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

United Games, LLC is the distribution network for United League technologies. Since the acquisition of United Games in July of 2018, we are working to combine the distributors of Kuvera and United Games. This is an on-going process.

SafeTek, LLC (formerly WealthGen Global, LLC) is a new addition that we are currently establishing for expansion plans in the high-speed processing and cloud computing environment.

Investment Tools & Training, LLC and Razor Data Corp. currently have no operations or activities.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Accounting

Our policy is to prepare our financial statements on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America.

Principles of Consolidation

The consolidated financial statements include the accounts of Investview, Inc., and our wholly owned subsidiaries, Kuvera, LLC, Investment Tools & Training, LLC, Razor Data Corp., S.A.F.E. Management, LLC, SafeTek, LLC (formerly WealthGen Global, LLC), United Games, LLC, United League, LLC, and Kuvera France S.A.S. We have determined that one affiliated entity, Kuvera LATAM S.A.S., which we conduct business with, is a variable interest entity and we are the primary beneficiary of the entity’s activities, which are similar to those of Kuvera, LLC. As a result, we have consolidated the accounts of this variable interest entity into the accompanying consolidated financial statements. Further, because we do not have any ownership interest in this variable interest entity, we have allocated the contributed capital in the variable interest entity as a component of noncontrolling interest. All intercompany transactions and balances have been eliminated in consolidation.

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

INVESTVIEW, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2019 AND 2018

The following rates were used to translate the accounts of Kuvera France S.A.S. and Kuvera LATAM S.A.S. into USD at the following balance sheet dates:

	March 31, 2019	March 31, 2018
Euro to USD	1.12200	n/a
Colombian Peso to USD	0.00031	0.00036

The following rates were used to translate the accounts of Kuvera France S.A.S. and Kuvera LATAM S.A.S. into USD for the following operating periods:

	Year ended March 31,
	2019	2018
Euro to USD	1.13580	n/a
Colombian Peso to USD	0.00033	0.00034

Concentration of Credit Risk

Financial instruments that potentially expose us to concentration of credit risk include cash, accounts receivable, and advances. We place our cash and temporary cash investments with credit quality institutions. At times, such investments may be in excess of the FDIC insurance limit of $250,000. As of March 31, 2019 and 2018, cash balances that exceeded FDIC limits were $0 and $1,095,329, respectively, and we have not experienced significant losses relating to these concentrations in the past.

Cash and Cash Equivalents

For purposes of reporting cash flows, we consider all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. As of March 31, 2019 and 2018, we had no cash equivalents.

Receivables

Receivables are carried at net realizable value, representing the outstanding balance less an allowance for doubtful accounts based on a review of all outstanding amounts. Management determines the allowance for doubtful accounts by regularly evaluating individual receivables and receivables are written off when deemed uncollectible. Recoveries of receivables previously written off are recorded when received. We had no allowance for doubtful accounts as of March 31, 2019 and 2018.

Cryptocurrencies

We hold cryptocurrency-denominated assets (“cryptocurrencies”) and include them in our consolidated balance sheet as other current assets. We record cryptocurrencies at fair market value and recognize the change in the fair value of our cryptocurrencies as an unrealized gain or loss in the consolidated statement of operations. As of March 31, 2019 and March 31, 2018, the fair value of our cryptocurrencies was $142,061 and $480,370, respectively. During the year ended March 31, 2019, we recorded $16,241 and $106,488 as realized and unrealized gain (loss) on cryptocurrency, respectively. During the year ended March 31, 2018, we recorded $(10,939) and $(135,729) as realized and unrealized gain (loss) on cryptocurrency, respectively.

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

INVESTVIEW, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2019 AND 2018

Fixed assets are presented net of accumulated depreciation of $12,505 and $7,173, as of March 31, 2019 and 2018, respectively. Total depreciation expense for the years ended March 31, 2019 and 2018, was $5,332 and $2,639, respectively.

Long-Lived Assets – Intangible Assets & License Agreement

We account for our intangible assets and long-term license agreement in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Subtopic 350-30, General Intangibles Other Than Goodwill, and ASC Subtopic 360-10-05, Accounting for the Impairment or Disposal of Long-Lived Assets. ASC Subtopic 350-30 requires assets to be measured based on the fair value of the consideration given or the fair value of the assets (or net assets) acquired, whichever is more clearly evident and, thus, more reliably measurable. Further, ASC Subtopic 350-30 requires an intangible asset to be amortized over its useful life and for the useful life to be evaluated every reporting period to determine whether events or circumstances warrant a revision to the remaining period of amortization. If the estimate of useful life is changed the remaining carrying amount of the intangible asset is amortized prospectively over the revised remaining useful life. Costs of internally developing, maintaining, or restoring intangible assets are recognized as an expense when incurred.

In June of 2017 we issued 80,000,000 shares of common stock with a value of $2,256,000 for a 15-year license agreement. Annual amortization over the 15-year life is expected to be $150,400 per year. Amortization recognized for the year ended March 31, 2019 and 2018, was $150,400 and $122,380, respectively, and the long-term license agreement was recorded at a net value of $1,983,220 and $2,133,620 as of March 31, 2019 and 2018, respectively.

In June of 2018 we purchased United Games, LLC and United League, LLC and recorded the transaction as a business combination (see Note 5). Intangible assets acquired in the business combination were recorded at fair value on the date of acquisition and are being amortized on a straight-line method over their estimated useful lives.

	Estimated
	Useful
	Life
	(years)	Value
FireFan mobile application	4	$331,000
Back office software	10	408,000
Tradename/trademark - FireFan	5	248,000
Tradename/trademark - United Games	0.45	4,000
Customer contracts/relationships	5	825,000
		1,816,000
Accumulated amortization as of March 31, 2019		(239,315)
Net book value, March 31, 2019		$1,576,685

Amortization expense is expected to be as follows:

Fiscal year ending March 31, 2020	$338,150
Fiscal year ending March 31, 2021	338,150
Fiscal year ending March 31, 2022	338,150
Fiscal year ending March 31, 2023	280,565
Fiscal year ending March 31, 2024 and beyond	281,670
$1,576,685

Impairment of Long-Lived Assets

We have adopted ASC Subtopic 360-10, Property, Plant and Equipment. ASC 360-10 requires that long-lived assets and certain identifiable intangibles held and used by us be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable or when the historical cost carrying value of an asset may no longer be appropriate. Events relating to recoverability may include significant unfavorable changes in business conditions, recurring losses, or a forecasted inability to achieve break-even operating results over an extended period.

INVESTVIEW, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2019 AND 2018

We evaluate the recoverability of long-lived assets based upon future net cash flows expected to result from the asset, including eventual disposition. Should impairment in value be indicated, the carrying value of intangible assets will be adjusted and an impairment loss is recorded equal to the difference between the asset’s carrying value and fair value or disposable value.

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

U.S. generally accepted accounting principles provide for a three-level hierarchy of inputs to valuation techniques used to measure fair value, defined as follows:

Level 1:	Inputs that are quoted prices (unadjusted) for identical assets or liabilities in active markets that the entity can access.

Level 2:	Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the asset or liability, including:

-	quoted prices for similar assets or liabilities in active markets;
-	quoted prices for identical or similar assets or liabilities in markets that are not active;
-	inputs other than quoted prices that are observable for the asset or liability; and
-	inputs that are derived principally from or corroborated by observable market data by correlation or other means.

Level 3:	Inputs that are unobservable and reflect management’s own assumptions about the inputs market participants would use in pricing the asset or liability based on the best information available in the circumstances (e.g., internally derived assumptions surrounding the timing and amount of expected cash flows).

Our financial instruments consist of cash, accounts receivable, and accounts payable. We have determined that the book value of our outstanding financial instruments as of March 31, 2019 and March 31, 2018, approximates the fair value due to their short-term nature.

Items recorded or measured at fair value on a recurring basis in the accompanying consolidated financial statements consisted of the following items as of March 31, 2019:

	Level 1	Level 2	Level 3	Total
Cryptocurrencies	$142,061	$-	$-	$142,061
Total Assets	$142,061	$-	$-	$142,061

Derivative liability	$-	$1,358,901	$-	$1,358,901
Total Liabilities	$-	$1,358,901	$-	$1,358,901

Items recorded or measured at fair value on a recurring basis in the accompanying consolidated financial statements consisted of the following items as of March 31, 2018:

	Level 1	Level 2	Level 3	Total
Cryptocurrencies	$480,370	$-	$-	$480,370
Total Assets	$480,370	$-	$-	$480,370

Total Liabilities	$-	$-	$-	$-

Revenue Recognition

Effective April 1, 2018, we adopted the ASC Subtopic 606-10, Revenue from Contracts with Customers. The adoption of ASC 606-10 had no impact on prior year or previously disclosed amounts. In accordance with ASC 606-10, revenue is measured based on a consideration specified in a contract with a customer and recognized when we satisfy the performance obligation specified in each contract.

INVESTVIEW, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2019 AND 2018

The majority of our revenue is generated by subscription sales and payment is received at the time of purchase. Our performance obligation is to provide services over a fixed subscription period; therefore, we recognize revenue ratably over the subscription period and deferred revenue is recorded for the portion of the subscription period subsequent to each reporting date. Additionally, we offer a 10-day trial period to subscription customers, during which a full refund can be requested if a customer does not like the product. Revenues are deferred during the trial period as collection is not probable until that time has passed. Revenues are presented net of refunds, sales incentives, credits, and known and estimated credit card chargebacks.

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

We generate revenue from the sale of high-speed computer processing equipment that is used for any of the following intense processing activities: protein folding, CGI rendering, game streaming, machine & deep learning, mining, independent financial verification, and general high-speed computing. Our performance obligation is to deliver an equipment package to our customers that includes hardware, software, and firmware and is drop-shipped to a hosting data center. We receive payment at the time of purchase and recognize revenue when the equipment package is delivered and ready for maintenance and hosting, which our customers arrange for, and obtain, from a separate third party that provides such services.

Revenue generated for the year ended March 31, 2019, was as follows:

	Subscription Revenue	Equipment Sales	Cryptocurrency Mining Revenue	Total
Gross billings	$28,518,660	$698,954	$5,775,269	$34,992,883
Refunds, incentives, credits, and chargebacks	(1,495,458)	(4,000)	(6,501)	(1,505,959)
Amounts paid to supplier	-	-	(3,827,843)	(3,827,843)
Net revenue	$27,023,202	$694,954	$1,940,925	$29,659,081

Revenue generated for the year ended March 31, 2018, was as follows:

	Subscription Revenue	Equipment Sales	Cryptocurrency Mining Revenue	Total
Gross billings	$14,758,614	$-	$8,885,798	$23,644,412
Refunds, incentives, credits, and chargebacks	(859,035)	-	-	(859,035)
Amounts paid to supplier	-	-	(4,867,945)	(4,867,945)
Net revenue	$13,899,579	$-	$4,017,853	$17,917,432

Advertising, Selling, and Marketing Costs

We expense advertising, selling, and marketing costs as incurred. Advertising, selling, and marketing costs include costs of promoting our product worldwide, including promotional events. Advertising, selling, and marketing expenses for the years ended March 31, 2019 and 2018, totaled $878,936 and $454,225, respectively.

Income Taxes

We have adopted ASC Subtopic 740-10, Income Taxes, which requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statement or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Temporary differences between taxable income reported for financial reporting purposes and income tax purposes consist primarily of derivative liability and stock compensation accounting versus basis differences.

INVESTVIEW, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2019 AND 2018

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

Potentially dilutive securities excluded from the computation of basic and diluted net loss per share are as follows:

	March 31, 2019	March 31, 2018
Convertible notes payable	-	-
Options to purchase common stock	35,000	35,000
Warrants to purchase common stock	5,052,497	6,169,497
Notes convertible into common stock	52,162,055	-
Total	57,249,552	6,204,497

NOTE 3 – RECENT ACCOUNTING PRONOUNCEMENTS

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842)”. ASU 2016-02 changes the accounting for leased assets, principally by requiring balance sheet recognition of assets under lease arrangements. It is effective for annual reporting periods, and interim periods within those years, beginning after December 15, 2018. In June of 2019, we signed a three-year lease agreement for office space in Eatontown, New Jersey, therefore we will adopt this standard effective April 1, 2019 and will account for our new lease agreement accordingly. We note that the adoption of ASU 2016-02 will have no other impact of on our consolidated financial statements.

There are no additional recently issued accounting pronouncements that we have not yet adopted that we believe are applicable or would have a material impact on our financial statements.

NOTE 4 – GOING CONCERN AND LIQUIDITY

Our financial statements are prepared using generally accepted accounting principles applicable to a going concern that contemplates the realization of assets and liquidation of liabilities in the normal course of business. We have incurred significant recurring losses, which have resulted in an accumulated deficit of $25,096,983 as of March 31, 2019, along with a net loss of $5,011,036 and net cash used in operations of $2,983,251 for the year ended March 31, 2019. Additionally, as of March 31, 2019, we had a working capital deficit of $2,222,990. These factors raise substantial doubt about our ability to continue as a going concern.

Historically we have relied on increasing revenues and new debt financing to pay for operational expenses and debt as it came due. During the year ended March 31, 2019, we raised $1,905,777 in cash proceeds from related parties and $4,115,961 in cash proceeds from new lending arrangements. Subsequent to March 31, 2019, we obtained $200,000 in cash proceeds from new lending arrangements and received $325,000 from the sale of our common stock.

Since our acquisition of Wealth Generators in April of 2017 we have implemented a number of initiatives and we are beginning to see the positive impact of these actions. First, our largest subsidiary, Kuvera, has a bonus plan structure for distributors of our services which consistently paid out beyond our maximum threshold. Adjustments to this bonus plan have been made over the last 12 months with additional adjustments planned for the next two quarters. This resulted in a gradual reduction in bonus payouts which reduced our losses. Second, we expanded the objectives of Investview through the acquisition and creation of additional subsidiaries to increase our sources of income and creating business activities in new sectors which includes:

●	Fully licensing SAFE Management LLC as a Registered Investment Advisor and Commodities Trading Advisor. This was done so SAFE Management could offer fully managed trading services to individuals who lacked the time to trade for themselves and provide reasonable advisory fees and minimum investment amounts to service individuals who do not meet the requirements of Qualified Investors.

●	We acquired the assets of United Games LLC and United League LLC which provided us highly experienced management, programmers, marketing and compliance personnel along with key technology components such as a fully coded back office and trademarked FIREFAN app. We are still in the process of adapting their technology to Kuvera operations and working on various distribution plans for FIREFAN.

●	We changed the name of our subsidiary WealthGen Global, which was an unused entity, to SAFETek LLC in preparation for our entry into the high-performance computing space to meet the needs of 4IR (Fourth Industrial Revolution) business needs which includes mining, blockchain technologies, gaming, artificial intelligence and 3-Dimensional rendering. This will enable us to provide HPC services to small, medium and startup entities who require specialized high-speed processing but cannot afford the infrastructure. By leasing our processing to these companies, we will aid these entities in bringing their products, inventions, improvements to market.

●	We have designed a program through Joint Venture known as APEX which enables individuals to purchase highly customized processing cards which SAFETek will lease from the purchasers for a fixed period of time at a fixed monthly lease payment. This enables individuals to participate in emerging growth without experiencing the volatility and potential loss experienced in the sector.

These companies provide Investview a stake in 4IR, HPC, app development, fintech, blockchain and personal money management sectors. Each of these are areas that are targeted for significant growth spurred by innovations through technology.

While our liabilities are larger than our assets it is important to note that we seek to keep operating expenses low. The assets we have acquired and will continue to seek out are those of technology, mobile apps, and human resources. These assets are not easily defined on our balance sheet but represent our ability to carry out our objectives which we believe will ultimately generating positive cash flow, reduced debt and then profitability.

Further, while we have reported reoccurring losses and have an operating capital deficiency, we have been able to establish multiple companies to create various revenue streams as we move forward. Our largest challenge is operational cash flow as lending arrangements continue to be expensive causing us to deploy incoming cash to prior debt. We continue to seek short term capital in arrangements that are partnership based with elements of debt and equity combined. Additionally, our immediate focus is the continued reduction in losses by controlling expenses, increasing revenue, and generating additional revenue streams.

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

INVESTVIEW, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2019 AND 2018

NOTE 5 – ACQUISITIONS

Reverse Acquisition with Wealth Generators

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

Acquisition of United Games, LLC and United League, LLC

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

INVESTVIEW, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2019 AND 2018

The transaction was accounted for as a business combination using the acquisition method of accounting in accordance with the FASB (ASC Topic 805). The following table summarizes the purchase accounting for the fair value of the assets acquired and liabilities assumed at the date of the acquisition and the gain on bargain purchase which resulted from the fair value of the intangible assets acquired exceeding the fair value of our common stock given as consideration:

Cash	$3,740
Receivables	361,345
Intangible assets (see Note 2)	1,816,000
Total assets acquired	2,181,085

Accounts payable and accrued liabilities	409,803
Total liabilities assumed	409,803

Net assets acquired	1,771,282

Consideration [1]	800,000

Gain on bargain purchase	$971,282

[1]	The 50,000,000 shares of our common stock transferred as consideration in accordance with the Purchase Agreement was valued on July 20, 2018, the date of acquisition, based on the weighted equity fair value of $0.016 per share as determined by a third party valuation firm.

United Games, LLC and United League, LLC recorded combined revenue of $1,331,542 and a combined net income of $26,059 since the July 20, 2018 acquisition date, which were included in our consolidated statement of operations for the year ended March 31, 2019.

The table below represents the pro forma revenue and net income (loss) for the years ended March 31, 2019 and 2018, assuming the acquisition had occurred on April 1, 2017, pursuant to ASC Subtopic 805-10-50. This pro forma information does not purport to represent what the actual results of our operations would have been had the acquisition occurred on this date nor does it purport to predict the results of operations for future periods:

	Year Ended March 31,
	2019	2018
Revenues	$27,961,351	$19,416,537
Net (loss)	$(5,288,735)	$(16,371,058)
Loss per common share	$(0.00)	$(0.01)

NOTE 6 – RELATED PARTY TRANSACTIONS

Our related party payables consisted of the following:

	Year Ended March 31,
	2019	2018
Short-term advances [1]	$440,489	$1,880
Short-term promissory note entered into on 8/17/18 [2]	105,000	-
	$545,489	$1,880

[1]	We periodically receive advances for operating funds from our current majority shareholders (former members of Wealth Generators prior to the reverse acquisition) and other related parties, including entities that are owned, controlled, or influenced by our owners or management. These advances are due on demand, generally have no set interest rates associated with them, and are unsecured. During the year ended March 31, 2019, we received $1,805,777 in cash proceeds from advances, incurred $15,000 in interest, and repaid related parties a total of $1,382,168.

[2]	A member of the senior management team advanced funds of $100,000 on August 17, 2018, under a short-term promissory note due to be repaid on August 31, 2018. On August 31, 2018 the note was amended to be due on demand or, in absence of a demand, due on August 31, 2019. The note had a fixed interest payment of $5,000, which was recorded as interest expense in the statement of operations during the year ended March 31, 2019.

INVESTVIEW, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2019 AND 2018

In addition to the above-mentioned related-party lending arrangements, during the year ended March 31, 2019, we sold $41,500 worth of high-speed computer processing equipment to our chief executive officer. This revenue has been included in the equipment sales reported on our statement of operations.

NOTE 7 – DEBT

Our debt consisted of the following:

	Year Ended March 31,
	2019	2018
Revenue share agreement entered into on 6/28/16 [1]	$-	$195,245
Short-term advance received on 8/31/18 [2]	75,000	-
Secured merchant agreement for future receivables entered into on 2/14/19 [3]	641,687	-
Secured merchant agreement for future receivables entered into on 2/14/19 [4]	468,790	-
Secured merchant agreements for future receivables entered into on 2/14/19 [5]	597,060	-
Promissory note entered into on 1/16/19 [6]	60,000	-
Secured merchant agreements for future receivables entered into on 3/28/19 [7]	25,650	-
Convertible promissory note entered into on 1/11/19 [8]	26,600	-
Convertible promissory note entered into on 2/6/19 [9]	76,686	-
Convertible promissory note entered into on 3/14/19 [10]	5,557	-
	$1,977,030	$195,245

[1]	During April 2016, we entered into a Royalty Agreement, which was replaced with a Revenue Share Agreement dated June 28, 2016, which was amended in October of 2016. Cash receipts were received of $100,000, $150,000, and $250,000 on April 19, May 11, and June 29, 2016, respectively. In accordance with the terms of the final amended agreement, we are required to make payments of $25,000 per month or a 3% royalty for the previous month’s sales, whichever is greater, beginning February 15, 2017, until the lender has been repaid $600,000. During the year ended March 31, 2019, we repaid $195,245.

[2]	In August 2018, we received a $75,000 short-term advance. The advance is due on demand, has no interest rate, and is unsecured.

[3]	During September 2018, we entered into a Secured Merchant Agreement for future receivables with an entity that provides quick access to working capital. On September 28, 2018, we received proceeds from this arrangement of $570,000. In accordance with the terms of the agreement, we were required to repay $839,400 by making ACH payments in the amount of 10% of our daily cash receipts. Accordingly, we recorded $269,400 as a debt discount at the inception of the agreement, which was the difference between the funds received and the amount that was to be repaid. In February 2019 we replaced this agreement with a new Secured Merchant Agreement (see below), therefore transferring $233,501 of amounts owed to a new agreement. However, prior to the terminating the September agreement, we made payments of $605,899 and amortized $269,400 into interest expense.

During January 2019, we entered into a Secured Merchant Agreement for future receivables with an entity that provides quick access to working capital. On January 11, 2019, we received proceeds from this arrangement of $349,851. In accordance with the terms of the agreement, we were required to repay $489,650 by making daily ACH payments of $1,000 for the first 30 days following the date of the agreement and daily ACH payments of $2,999 thereafter. Accordingly, we recorded $139,799 as a debt discount at the inception of the agreement, which was the difference between the funds received and the amount that was to be repaid. In February 2019 we replaced this agreement with a new Secured Merchant Agreement (see below), therefore transferring $449,657 of amounts owed to a new agreement. However, prior to the terminating the January agreement, we made payments of $39,993 and amortized $139,799 into interest expense.

During February 2019, we entered into a Secured Merchant Agreement for future receivables with an entity that provides quick access to working capital. On February 15, 2019, we received proceeds from this arrangement of $73,801 after paying off $233,501 from a September 2018 agreement (see above) and $449,657 from a January 2019 agreement (see above). In accordance with the terms of the agreement, we are required to repay $909,350 by making daily ACH payments of $5,049. Accordingly, we recorded $152,391 as a debt discount at the inception of the agreement, which was the difference between the funds received plus the earlier debt paid off, and the amount that was to be repaid. During the year ended March 31, 2019, we repaid $141,372 and amortized $26,100 into interest expense.

INVESTVIEW, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2019 AND 2018

[4]	During December 2018, we entered into a Secured Merchant Agreement for future receivables with an entity that provides quick access to working capital. On December 17, 2018, we received proceeds from this arrangement of $380,000. In accordance with the terms of the agreement, we were required to repay $559,600 by making daily ACH payments of $3,000. Accordingly, we recorded $179,600 as a debt discount at the inception of the agreement, which was the difference between the funds received and the amount that was to be repaid. In February 2019 we replaced this agreement with a new Secured Merchant Agreement (see below), therefore transferring $421,600 of amounts owed to a new agreement. However, prior to the terminating the December agreement, we made payments of $138,000 and amortized $179,600 into interest expense.

During February 2019, we entered into a Secured Merchant Agreement for future receivables with an entity that provides quick access to working capital. On February 15, 2019, we received proceeds from this arrangement of $126,932 after paying off $421,600 from a December 2018 agreement (see above). In accordance with the terms of the agreement, we are required to repay $840,000 by making daily ACH payments of $4,649. Accordingly, we recorded $291,468 as a debt discount at the inception of the agreement, which was the difference between the funds received plus the earlier debt paid off, and the amount that was to be repaid. During the year ended March 31, 2019, we repaid $129,388 and amortized $49,646 into interest expense.

[5]	During October 2018, we entered into a Secured Merchant Agreement for future receivables with an entity that provides quick access to working capital. During October 2018, we received proceeds from this arrangement of $77,260. In accordance with the terms of the agreement, we were required to repay $699,500 by making daily ACH payments of $4,372. Accordingly, we recorded $224,500 as a debt discount at the inception of the agreement, which was the difference between the funds received and the amount that was to be repaid. In February 2019 we replaced this agreement with a new Secured Merchant Agreement (see below), therefore transferring $327,880 of amounts owed to a new agreement. However, prior to the terminating the October agreement, we made payments of $371,620 and amortized $224,500 into interest expense.

During February 2019, we entered into a Secured Merchant Agreement for future receivables with an entity that provides quick access to working capital. On February 15, 2019, we received proceeds from this arrangement of $126,932 after paying off $327,880 from an October 2018 agreement (see above). In accordance with the terms of the agreement, we are required to repay $629,550 by making daily ACH payments of $3,498. Accordingly, we recorded $224,410 as a debt discount at the inception of the agreement, which was the difference between the funds received plus the earlier debt paid off, and the amount that was to be repaid. Also during February 2019, we entered into a second Secured Merchant Agreement with this same entity, receiving proceeds of $288,000. In accordance with the terms of the agreement, we are required to repay $419,700 by making daily ACH payments of $2,332. Accordingly, we recorded $131,700 as a debt discount at the inception of the agreement, which was the difference between the funds received and the amount that was to be repaid. During the year ended March 31, 2019, we repaid $157,410 on these two agreements and amortized $61,330 into interest expense.

[6]	In January 2019, we received funds of $631,617 and repaid $511,617 in a series of transactions representing short-term advances. On January 16, 2019, we entered into a short-term promissory note for the resulting $120,000 owed as a result of the transactions. The note had a zero percent interest rate and was due within the shorter of three months or the receipt of cash from a $1 million financing arrangement. Subsequent to January 16, 2019, we repaid $60,000 of the amount due under the note.

[7]	During March 2019, we entered into a Secured Merchant Agreement for future receivables with an entity that provides quick access to working capital. On March 29, 2019, we received proceeds from this arrangement of $28,500. In accordance with the terms of the agreement, we were required to repay $45,000 by making daily ACH payments of $4,500. Accordingly, we recorded $16,500 as a debt discount at the inception of the agreement, which was the difference between the funds received and the amount that was to be repaid. During the year ended March 31, 2019, we repaid $4,500 and amortized $1,650 into interest expense.

[8]	In January 2019, we entered into a Convertible Promissory Note and received proceeds of $135,000 after incurring loan fees of $3,000. The note incurs interest at 12% per annum and has a maturity date of April 11, 2020. The Convertible Promissory Note has a variable conversion rate that is 65% of the lowest closing price during the previous 15-trading-day period, subject to adjustment. Therefore, the conversion feature is accounted for as a derivative instrument (see Note 8). At inception, we recorded a debt discount of $138,000 and captured loan fees, recorded as interest expense, of $450,005. During the year ended March 31, 2019, we recorded amortization of the debt discount of $23,152 into interest expense and recorded additional interest expense on the note of $3,448.

INVESTVIEW, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2019 AND 2018

[9]	In February 2019, we entered into a Convertible Promissory Note and received proceeds of $240,000. The note was issued with a $30,000 original issue discount and loan fees of $3,000, incurs interest at 12% per annum, and has a maturity date of August 6, 2019. In accordance with the terms of the note, we issued 22,500,000 shares of common stock (the “Returnable Shares”) to the note holder as a commitment fee (see Note 9), provided, however, the Returnable Shares must be returned to us if the note is fully repaid and satisfied prior to the date which is 180 days following the issue date. The Convertible Promissory Note has a variable conversion rate that is 65% of the lowest trading price during the previous 20-trading-day period, subject to adjustment. Therefore, the conversion feature is accounted for as a derivative instrument (see Note 8). We allocated the proceeds of the note to the common stock issued and to the fair value of the note, taking into consideration the fair value of the conversion feature. As a result, the common stock was valued at $69,871, we recorded a debt discount of $270,000, and captured loan fees, recorded as interest expense, of $120,128. During the year ended March 31, 2019, we recorded amortization of the debt discount of $72,514 into interest expense and recorded additional interest expense on the note of $4,172.

[10]	In March 2019, we entered into a Convertible Promissory Note and received proceeds of $135,000 after incurring loan fees of $3,000. The note incurs interest at 12% per annum and has a maturity date of June 14, 2020. The Convertible Promissory Note has a variable conversion rate that is 65% of the average of the two lowest closing prices during the previous 15-trading-day period, subject to adjustment. Therefore, the conversion feature is accounted for as a derivative instrument (see Note 8). At inception, we recorded a debt discount of $138,000 and captured loan fees, recorded as interest expense, of $64,492. During the year ended March 31, 2019, we recorded amortization of the debt discount of $4,831 into interest expense and recorded additional interest expense on the note of $726.

In addition to the above debt transactions that were outstanding as of March 31, 2019 and 2018, during the year ended March 31, 2019, we also received proceeds of $530,000 from short-term notes. During the year ended March 31, 2019, we recorded interest expense of $51,000 for fixed interest amounts due on the notes and made total cash payments of $581,000 to extinguish the interest and principal amounts due on the notes.

NOTE 8 – DERIVATIVE LIABILITY

During the year ended March 31, 2019, we had the following activity in our derivative liability account:

Derivative liability at March 31, 2018	$-
Derivative liability recorded on new instruments	1,144,525
Change in fair value	214,376
Derivative liability at March 31, 2019	$1,358,901

We use the binomial option pricing model to estimate fair value for those instruments convertible into common stock, at inception, at conversion date, and at each reporting date. During the year ended March 31, 2019, the assumptions used in our binomial option pricing model were in the following range:

Risk free interest rate	2.40% - 2.58%
Expected life in years	0.35 - 1.25
Expected volatility	222% - 268%

NOTE 9 – STOCKHOLDERS’ EQUITY

Preferred Stock

We are authorized to issue up to 10,000,000 shares of preferred stock with a par value of $0.001 and our board of directors has the authority to issue one or more classes of preferred stock with rights senior to those of common stock and to determine the rights, privileges, and preferences of that preferred stock, which has not yet been done. As of March 31, 2019 and 2018, we had no preferred stock issued or outstanding.

INVESTVIEW, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2019 AND 2018

Common Stock Transactions

During the year ended March 31, 2019, we issued 50,000,000 shares of common stock for the acquisition of United Games, LLC and United League, LLC (see Note 5). We also issued 1,000,000 shares of common stock in August and 1,000,000 shares of common stock in March, valued at $10,000 and $17,600, respectively, based on the market price on the day of issuance, to an employee for compensation. The shares are subject to forfeiture if the employee is not in good standing six months after the date of issuance. During the year ended March 31, 2019, the $10,000 was recognized as expense and of the $17,600 we recognized $2,933 as an expense and $14,667 was recorded as a prepaid asset. Also during the year ended March 31, 2019, we issued 400,000,000 shares of common stock with a value of $6,760,000 based on the market price on the date of issuance, for an agreement to partner with a third party to generate future revenues. The 400,000,000 shares are subject to forfeiture for five years from the date of issuance, such that shares will be deemed earned upon meeting certain milestones. We are recognizing the expense ratably over the five-year term and recorded $96,307 in expense during the year ended March 31, 2019, while recording $6,663,693 as a prepaid asset as of March 31, 2019. During the year ended March 31, 2019, we entered into a common stock purchase agreement that provides cash of $1,000,000 in exchange for shares of our common stock. In conjunction with that agreement, we issued 3,000,000 shares of common stock that was accounted for as offering costs, increasing common stock by $3,000 and decreasing additional paid-in capital by $3,000, to offset any proceeds from the future equity transactions resulting from the agreement. During the year ended March 31, 2019, we issued 22,500,000 shares as a commitment fee in conjunction with a debt arrangement, whereby the shares were valued at $69,871 based on the allocation of debt proceeds (see Note 7). Also during the year ended March 31, 2019, we repurchased 7,000,000 shares of common stock for $91,000.

During the year ended March 31, 2018, we issued 267,127,500 shares of common stock for net proceeds of $2,495,338. We issued 125,000 shares of common stock with a value of $7,500 for a one-year consulting agreement, 80,000,000 shares of common stock with a value of $2,256,000 for a 15-year license agreement, and 94,250,333 shares of common stock with a value of $6,719,734 for consulting and service agreements; of the value of the shares issued for services and the license agreement $6,846,060 was recorded as expense, $3,555 was recorded as a prepaid asset, and $2,133,620 was recorded as a long-term license agreement during the year ended March 31, 2018. We also issued 239,575,884 shares of our common stock in settlement of debt, wherein accrued liabilities, principal, accrued interest, and derivative liabilities were extinguished in the amounts of $435,892, $2,348,606, $20,696, and $38,557, respectively, and we recognized a loss on the settlement of debt in the amount of $3,186,394 in the statement of operations for the year ended March 31, 2018. In conjunction with the shares issued for the settlement of debt, a gain of $413,012 related to the period prior to the reverse acquisition with Wealth Generators was excluded from the statement of operations. As a result of the reverse acquisition, we issued 1,358,670,942 shares of common stock (see Note 5). During the year ended March 31, 2018, we entered into an equity distribution agreement that provides for cash advances up to $5,000,000 in exchange for shares of our common stock, to be fulfilled at our request. Pursuant to that agreement, we issued 4,273,504 shares of common stock as a commitment fee, recorded a liability of $250,000 for future commitment fees to be paid, and paid cash of $15,000 for due diligence costs. As a result, common stock increased $4,274 and additional paid-in capital decreased by $269,274 to offset any proceeds from future equity transactions resulting from the agreement. During the year ended March 31, 2018, we cancelled 250,000 shares of common stock and 1,300 shares of treasury stock, resulting in a decrease in common stock of $251, a decrease in additional paid-in capital of $8,338, and a decrease in treasury stock of $8,589.

In conjunction with the sale of common stock during the year ended March 31, 2018, we provided a guarantee to certain individuals such that we would issue additional shares of our common stock if the average closing price of our common stock fell below $0.02 per share on the 20 days preceding the 18-month anniversary of the date the shares were originally sold. As a result of this guarantee, we had recorded $626,388 in accounts payable and accrued liabilities on our balance sheet as of March 31, 2018. During the year ended March 31, 2018, the 18-month anniversary passed without the common stock falling below the set threshold, therefore, we were released from the guarantee, and we increased additional paid-in capital by $525,000 to remove the previously recorded offering costs.

As of March 31, 2019 and 2018, we had 2,640,161,318 and 2,169,661,318 shares of common stock issued and outstanding, respectively.

Employee Stock Options

The nonqualified plan adopted in 2007 authorizes 65,000 shares, of which 47,500 have been granted as of March 31, 2019. The qualified plan adopted in October of 2008 authorizes 125,000 shares and was approved by a majority of our shareholders on September 16, 2009. As of March 31, 2019, 42,500 shares have been granted under the 2008 plan.

INVESTVIEW, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2019 AND 2018

The following table summarizes the changes in employee stock options outstanding and the related prices for the shares of our common stock issued to employees under two employee stock option plans:

Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price	Life (years)	Value
Options outstanding at March 31, 2017	35,000	$10.00	2.51	$-
Granted	-	$-
Exercised	-	$-
Canceled / expired	-	$-
Options outstanding at March 31, 2018	35,000	$10.00	1.51	$-
Granted	-	$-
Exercised	-	$-
Canceled / expired	-	$-
Options outstanding at March 31, 2019	35,000	$10.00	0.51	$-
Options exercisable at March 31, 2019	35,000	$10.00	0.51	$-

Stock-based compensation expense in connection with options granted to employees for the year ended March 31, 2019 and 2018, was $0.

Warrants

The following table summarizes the warrants outstanding and the related prices for the shares of our common stock as of March 31, 2019:

	Warrants Outstanding			Warrants Exercisable
Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
Exercise	Number	Contractual	Exercise	Number	Exercise
Price	Outstanding	Life (Years)	Price	Exercisable	Price
$1.50	5,052,497	0.36	$1.50	5,052,497	$1.50

Transactions involving our warrant issuance are summarized as follows:

		Weighted
	Number of	Average
	Shares	Exercise Price
Warrants outstanding at March 31, 2017	6,534,810	$1.48
Granted / restated	-	$-
Canceled	-	$-
Expired	(365,313)	$(1.18)
Warrants outstanding at March 31, 2018	6,169,497	$1.50
Granted	-	$-
Canceled	-	$-
Expired	(1,117,000)	$(1.48)
Warrants outstanding at March 31, 2019	5,052,497	$1.50

NOTE 10 – COMMITMENTS AND CONTINGENCIES

Litigation

In the ordinary course of business, we may be or have been involved in legal proceedings from time to time. Below is a description of all legal proceedings we were involved in during the year ended March 31, 2019:

●	On November 1, 2017, we filed a lawsuit in the Fourth Judicial District Court for Utah County, State of Utah, Wealth Generators, LLC, v. Evan Cabral, Daniel Lopez, John Legarreta, Johnathan Lopez, Julian Kuschner, Nick Gomez, Luke Shulla, Nestor Velazquez, Christopher Terry, Isis De La Torre, Alex Morton, Ivan Briongos, Brandon Boyd, and International Markets Live Ltd. d/b/a iMarketslive, Civil No. 170401615, alleging corporate espionage and misappropriation of corporate information. The lawsuit alleges that International Markets Live Ltd., dba iMarketslive, conspired with a number of individuals affiliated with Wealth Generators to steal our confidential information, intellectual property, and trade secrets. On September 27, 2018, the court issued its ruling granting in part and denying in part our motion for preliminary injunction. On January 2, 2019, the parties entered into a settlement agreement in which they agreed to release all claims and have the litigation dismissed with prejudice, with neither party making any payment to the other, but with the defendants agreeing to make a $5,000 donation to charity. On February 22, 2019, the matter was dismissed with prejudice.

INVESTVIEW, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2019 AND 2018

●	In February 2018, we received a subpoena from the United States Commodity Futures Trading Commission (“CFTC”). We complied with the terms of the subpoena, negotiated a resolution of this matter with the CFTC staff, and a final order was issued on September 14, 2018. Under the order, we did not admit or deny any of the allegations, agreed to pay a fine of $150,000, and agreed not to act as an unregistered Commodities Trading Advisor in the future. As of March 31, 2019, we have paid $90,000 to CFTC and the remaining unpaid balance has been included in accounts payable and accrued liabilities on our consolidated balance sheet.

●	Jim Westphal filed a wage claim against Kuvera, LLC (at the time named Wealth Generators, LLC), in the United States District Court for the District of Utah, Central Division (Case No. 2:18-cv-00080) in the amount of $6,500 plus liquidated damages. Mr. Westphal is claiming unpaid overtime wages. We contend that Mr. Westphal was an independent contractor, hired on a limited basis to perform software services, and is accordingly not entitled to overtime payments under the Fair Labor Standards Act. Moreover, Mr. Westphal never provided the promised software pursuant to the parties’ agreement. We filed a counterclaim on July 12, 2018, seeking damages of approximately $20,000 and demanding a jury trial. In December 2018, the parties settled the matter with a joint motion. As a result of the settlement, we paid Mr. Westphal $1,500 and the case was dismissed.

●	In April of 2019, we received a Summons and Complaint from Fibernet Corp making claims of unpaid invoices and breach of contracts entered into in February 2012 and January 2015 as RazorData Corp. Without admitting fault or liability, in June of 2019, we entered into an agreement with Fibernet Corp to settle all claims and release us from any future claims in exchange for a payment of $35,160 to avoid ongoing litigation related to this matter.

NOTE 11 – INCOME TAXES

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

Net deferred tax assets consist of the following components as of March 31, 2019 and 2018:

	2019	2018
Deferred tax assets:
NOL carryover	$2,363,900	$1,146,200
Amortization	209,100	335,600
Contingent Liability	49,100	45,000
Related party accruals	1,500	-
Deferred tax liabilities
Depreciation	(1,200)	(2,900)
Valuation allowance	(2,622,400)	(1,523,900)
Total long-term deferred income tax assets	$-	$-

INVESTVIEW, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2019 AND 2018

The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate to pretax income from continuing operations for the years ended March 31, 2019 and 2018, due to the following:

	2019	2018
Book income (loss)	$(1,493,400)	$(4,473,900)
Stock for services	32,800	2,048,200
Gain on settlement – derivative and equity derived	-	955,900
Amortization	(33,100)	313,200
Contingent liability	(45,000)	45,000
Unrealized loss on cryptocurrency	(31,900)	40,700
Meals and entertainment	12,400	6,200
Non-cash interest expense	315,800	5,700
Depreciation	(7,200)	(2,800)
Related party accruals	1,500	(1,500)
Related party accrued payroll	174,600	-
Gain on bargain purchase	(291,400)	-
Loss on value of derivative liabilities	64,300	-
Stock issued for loan fees	21,000	-
Amortization of prepaid paid for with equity	45,100	-
Valuation allowance	1,234,500	1,063,300
Total long-term deferred income tax assets	$-	$-

At March 31, 2019, we had net operating loss carryforwards of approximately $7,880,000 that may be offset against future taxable income for the year 2020 through 2039. However, due to the change in ownership provisions of the Tax Reform Act of 1986, the NOL accumulated prior to the April 1, 2017, acquisition can only offset future income of up to $13,837 per year until expired. Should additional changes in ownership occur, net operating loss carryforwards in future years may be further limited.

No tax benefit from continuing or discontinued operations have been reported in the March 31, 2019, consolidated financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

We comply with the provisions of FASB ASC 740 in accounting for our uncertain tax positions. ASC 740 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under ASC 740, we may recognize the tax benefit from an uncertain tax position only if it is more likely that not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. We have determined that we have no significant uncertain tax positions requiring recognition under ASC 740.

We recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. We had no accruals for interest and tax penalties at March 31, 2019 and 2018.

We do not expect the amount of unrecognized tax benefits to materially change within the next 12 months.

We are required to file income tax returns in the U.S. Federal jurisdiction, in New York State, New Jersey, and in Utah. We are no longer subject to income tax examinations by tax authorities for tax years ending before March 31, 2015. During the year ended March 31, 2019 and 2018 we paid income taxes of $70,768 and $24,589, respectively.

NOTE 12 – SUBSEQUENT EVENTS

In April of 2019, we received proceeds of $200,000 from two separate short-term promissory notes.

In June of 2019, we entered into an office lease agreement for our corporate finance department, located in Eatontown, New Jersey. The agreement is for a term of three years at a monthly rent amount of $2,500 for months one through six, $3,500 for months six through 12, and $4,000 for months 13 through 36. Corporate Finance is expected to occupy the new office space beginning in July of 2019.

In May and June of 2019, we issued an aggregate of 39,215,648 shares of our common stock to Triton Funds LP under the common stock purchase agreement that was entered into in December 2018 and amended in March and April 2019, for net proceeds of $325,000.

In accordance with ASC Topic 855, Subsequent Events, we have evaluated subsequent events through the date of this filing and have determined that there are no additional subsequent events that require disclosure.

