Form 10-Q
period 2019-06-30
Investview, Inc.
filed 2019-08-14
CIK 862651

U.S. Securities and Exchange Commission

Washington, DC 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED

June 30, 2019

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

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]
Emerging growth company [ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes	[ ]	No	[X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of August 9, 2019, there were 2,877,876,966 shares of common stock, $0.001 par value, outstanding.

INVESTVIEW, INC.

Form 10-Q for the Three Months Ended June 30, 2019

PART I – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

INVESTVIEW, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2019	March 31, 2019
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$102,481	$133,644
Prepaid assets	6,450,242	6,685,970
Receivables	824,693	724,995
Short-term advances	68,285	10,000
Short-term advances - related party	10,500	500
Other current assets	89,339	142,061
Total current assets	7,545,540	7,697,170

Fixed assets, net	12,308	13,528

Other assets:
Intangible assets, net	1,492,379	1,576,685
Long term license agreement, net	1,945,723	1,983,220
Deposits	9,500	4,500
Total other assets	3,447,602	3,564,405

Total assets	$11,005,450	$11,275,103

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued liabilities	$3,705,650	$3,897,013
Customer advance	265,000	265,000
Deferred revenue	3,404,243	1,876,727
Derivative liability	3,118,091	1,358,901
Related party payables	395,488	545,489
Debt, net of discounts	1,412,063	1,977,030
Total current liabilities	12,300,535	9,920,160

Total liabilities	12,300,535	9,920,160

Commitments and contingencies	-	-

Stockholders’ equity (deficit):
Preferred stock, par value: $0.001; 10,000,000 shares authorized, none issued and outstanding as of June 30, 2019 and March 31, 2019	-	-
Common stock, par value $0.001; 10,000,000,000 shares authorized; 2,679,376,966 and 2,640,161,318 shares issued and outstanding as of June 30, 2019 and March 31, 2019, respectively	2,679,377	2,640,161
Additional paid in capital	24,146,088	23,758,917
Accumulated other comprehensive income (loss)	(17,612)	1,363
Accumulated deficit	(28,102,938)	(25,096,983)
Total Investview stockholders’ equity (deficit)	(1,295,085)	1,303,458
Noncontrolling interest	-	51,485
Total stockholders’ equity (deficit)	(1,295,085)	1,354,943

Total liabilities and stockholders’ equity (deficit)	$11,005,450	$11,275,103

The accompanying notes are an integral part of these condensed consolidated financial statements

INVESTVIEW, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended June 30,
	2019	2018

Revenue:
Subscription revenue, net of refunds, incentives, credits, and chargebacks	$7,511,713	$6,111,389
Cryptocurrency mining service revenue, net of refunds and amounts paid to supplier	-	1,400,432
Total revenue, net	7,511,713	7,511,821

Operating costs and expenses:
Cost of sales and service	243,453	229,552
Commissions	4,868,970	6,181,359
Selling and marketing	412,488	300,974
Salary and related	1,143,854	892,520
Professional fees	309,446	473,071
General and administrative	1,358,643	939,784
Total operating costs and expenses	8,336,854	9,017,260

Net loss from operations	(825,141)	(1,505,439)

Other income (expense):
Gain (loss) on debt extinguishment	-	19,387
Loss on fair value of derivative liability	(1,759,190)	-
Gain on deconsolidation	53,739	-
Realized gain (loss) on cryptocurrency	410	23,732
Unrealized gain (loss) on cryptocurrency	147,410	(289)
Interest expense	(545,997)	-
Other income (expense)	(71,642)	98,539
Total other income (expense)	(2,175,270)	141,369

Income (loss) before income taxes	(3,000,411)	(1,364,070)
Income tax expense	(5,544)	(11,043)

Net income (loss)	(3,005,955)	(1,375,113)
Less: net income (loss) attributable to the noncontrolling interest	-	-

Net income (loss) attributable to Investview stockholders	$(3,005,955)	$(1,375,113)

Income (loss) per common share, basic and diluted	$(0.00)	$(0.00)

Weighted average number of common shares outstanding, basic and diluted	2,234,117,482	2,169,661,318

Other comprehensive income, net of tax:
Foreign currency translation adjustments	$(18,975)	$-
Total other comprehensive income	(18,975)	-
Comprehensive income (loss)	(3,024,930)	(1,375,113)
Less: comprehensive income attributable to the noncontrolling interest	-	-
Comprehensive income (loss) attributable to Investview shareholders	$(3,024,930)	$(1,375,113)

The accompanying notes are an integral part of these condensed consolidated financial statements

INVESTVIEW, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

THREE MONTHS ENDED JUNE 30, 2019 AND 2018

(Unaudited)

				Accumulated
			Additional	Other
	Common stock		Paid in	Comprehensive	Accumulated	Noncontrolling
	Shares	Amount	Capital	Income	Deficit	Interest	Total
Balance, March 31, 2018	2,169,661,318	$2,169,661	$16,137,945	$(2,483)	$(20,085,947)	$18,544	$(1,762,280)
Foreign currency translation adjustment	-	-	-	3,618	-	-	3,618
Net income (loss)	-	-	-	-	(1,375,113)	-	(1,375,113)
Balance, June 30, 2018	2,169,661,318	$2,169,661	$16,137,945	$1,135	$(21,461,060)	$18,544	$(3,133,775)

Balance, March 31, 2019	2,640,161,318	$2,640,161	$23,758,917	$1,363	$(25,096,983)	$51,485	$1,354,943
Common stock issued for cash	39,215,648	39,216	285,784	-	-	-	325,000
Offering costs	-	-	101,387	-	-	-	101,387
Deconsolidation of Kuvera LATAM	-	-	-	-	-	(51,485)	(51,485)
Foreign currency translation adjustment	-	-	-	(18,975)	-	-	(18,975)
Net income (loss)	-	-	-	-	(3,005,955)	-	(3,005,955)
Balance, June 30, 2019	2,679,376,966	$2,679,377	$24,146,088	$(17,612)	$(28,102,938)	$-	$(1,295,085)

The accompanying notes are an integral part of these condensed consolidated financial statements

INVESTVIEW INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended June 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,005,955)	$(1,375,113)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	1,220	1,502
Amortization of debt discount	497,868	-
Amortization of long-term license agreement	37,497	37,497
Amortization of intangible assets	84,306	-
(Gain) on deconsolidation	(53,739)	-
(Gain) loss on debt extinguishment	-	(19,387)
Loss on fair value of derivative liability	1,759,190	-
Realized (gain) loss on cryptocurrency	(410)	(23,732)
Unrealized (gain) loss on cryptocurrency	(147,410)	289
Changes in operating assets and liabilities:
Receivables	(99,698)	134,217
Prepaid assets	235,728	1,870
Short-term advances	(58,285)	-
Short-term advances from related parties	(10,000)	10,100
Other current assets	200,542	362,485
Deposits	(5,000)	-
Accounts payable and accrued liabilities	(106,735)	(469,531)
Deferred revenue	1,527,516	272,219
Accrued interest	46,335	-
Net cash provided by (used in) operating activities	902,970	(1,067,584)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from related parties	206,500	200,000
Repayments for related party payables	(356,501)	-
Proceeds from debt	200,000	-
Repayments for debt	(1,309,170)	(67,000)
Proceeds from the sale of stock	325,000	-
Net cash provided by (used in) financing activities	(934,171)	133,000

Effect of exchange rate translation on cash	38	(2,231)

Net increase (decrease) in cash and cash equivalents	(31,163)	(936,815)
Cash and cash equivalents-beginning of period	133,644	1,490,686
Cash and cash equivalents-end of period	$102,481	$553,871

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$51,000	$-
Income taxes	$5,544	$11,043
Non cash investing and financing activities:
Changes in equity for offering costs accrued	$101,387	$-

The accompanying notes are an integral part of these condensed consolidated financial statements

INVESTVIEW, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 30, 2019

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

AS OF JUNE 30, 2019

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

United Games, LLC is the distribution network for United League technologies. Since the acquisition of United Games in July of 2018, we are working to combine the distributors of Kuvera and United Games. This is an on-going process that is not yet complete.

SafeTek, LLC (formerly WealthGen Global, LLC) is a new addition that we are currently establishing for expansion plans in the high-speed processing and cloud computing environment.

Investment Tools & Training, LLC and Razor Data Corp. currently have no operations or activities.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations (Regulation S-X) of the Securities and Exchange Commission (the “SEC”) and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the three months ended June 30, 2019, are not necessarily indicative of the operating results that may be expected for the year ending March 31, 2020. These unaudited condensed consolidated financial statements should be read in conjunction with the March 31, 2019 consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended March 31, 2019.

Principles of Consolidation

The consolidated financial statements include the accounts of Investview, Inc., and our wholly owned subsidiaries, Kuvera, LLC, Investment Tools & Training, LLC, Razor Data Corp., S.A.F.E. Management, LLC, SafeTek, LLC (formerly WealthGen Global, LLC), United Games, LLC, United League, LLC, and Kuvera France S.A.S. Through March 31, 2019 we had determined that one affiliated entity, Kuvera LATAM S.A.S., which we previously conducted business with, was a variable interest entity and we were the primary beneficiary of the entity’s activities, which are similar to those of Kuvera, LLC. As a result, through March 31, 2019 we had consolidated the accounts of this variable interest entity into the accompanying consolidated financial statements. Further, because the Company did not have any ownership interest in this variable interest entity, the Company had allocated the contributed capital in the variable interest entity as a component of noncontrolling interest. As of April 1, 2019 Kuvera LATAM S.A.S. had no operations and ceased to exist, therefore, as of that date, no consolidation of the entity is necessary and we recorded a gain on deconsolidation of $53,739 to eliminate the intercompany account with Kuvera LATAM S.A.S. All intercompany transactions and balances have been eliminated in consolidation.

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

INVESTVIEW, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 30, 2019

(Unaudited)

Foreign Exchange

We have consolidated the accounts of Kuvera France S.A.S. into our consolidated financial statements and have consolidated the accounts of Kuvera LATAM S.A.S. through March 31, 2019. The operations of Kuvera France S.A.S. are conducted in France and its functional currency is the Euro. The operations of Kuvera LATAM S.A.S. are conducted in Colombia and its functional currency is the Colombian Peso.

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

The following rates were used to translate the accounts of Kuvera France S.A.S. and Kuvera LATAM S.A.S. into USD at the following balance sheet dates.

	June 30, 2019	March 31, 2019
Euro to USD	1.13755	1.12200
Colombian Peso to USD	n/a	0.00031

The following rates were used to translate the accounts of Kuvera France S.A.S. and Kuvera LATAM S.A.S. into USD for the following operating periods.

	Three Months Ended June 30,
	2019	2018
Euro to USD	1.12398	n/a
Colombian Peso to USD	n/a	0.00035

Cryptocurrencies

We hold cryptocurrency-denominated assets (“cryptocurrencies”) and include them in our consolidated balance sheet as other current assets. We record cryptocurrencies at fair market value and recognize the change in the fair value of our cryptocurrencies as an unrealized gain or loss in the consolidated statement of operations. As of June 30, 2019 and March 31, 2019 the fair value of our cryptocurrencies was $89,339 and $142,061, respectively. During the three months ended June 30, 2019 we recorded $410 and $147,410 as a total realized and unrealized gain (loss) on cryptocurrency, respectively. During the three months ended June 30, 2018 we recorded $23,732 and $(289) as a total realized and unrealized gain (loss) on cryptocurrency, respectively.

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

In June of 2017 we issued 80,000,000 shares of common stock with a value of $2,256,000 for a 15-year license agreement. Annual amortization over the 15-year life is expected to be $150,400 per year. Amortization recognized for the three months ended June 30, 2019 and 2018 was $37,497 and $37,497, respectively, and the long-term license agreement was recorded at a net value of $1,945,723 and $1,983,220 as of June 30, 2019 and March 31, 2019, respectively.

INVESTVIEW, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 30, 2019

(Unaudited)

In June of 2018 we purchased United Games, LLC and United League, LLC and recorded the transaction as a business combination. Intangible assets acquired in the business combination were recorded at fair value on the date of acquisition and are being amortized on a straight-line method over their estimated useful lives.

	Estimated
	Useful Life
	(years)	Value
FireFan mobile application	4	$331,000
Back office software	10	408,000
Tradename/trademark - FireFan	5	248,000
Tradename/trademark - United Games	0.45	4,000
Customer contracts/relationships	5	825,000
		1,816,000
Accumulated amortization as of June 30, 2019		(323,621)
Net book value, June 30, 2109		$1,492,379

Amortization expense is expected to be as follows:

Remainder of 2020	$254,771
Fiscal year ending March 31, 2021	338,150
Fiscal year ending March 31, 2022	338,150
Fiscal year ending March 31, 2023	280,338
Fiscal year ending March 31, 2024	105,474
Fiscal year ending March 31, 2025 and beyond	175,496
$1,492,379

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

The Company evaluates the recoverability of long-lived assets based upon future net cash flows expected to result from the asset, including eventual disposition. Should impairment in value be indicated, the carrying value of intangible assets will be adjusted and an impairment loss is recorded equal to the difference between the asset’s carrying value and fair value or disposable value. During the three months ended June 30, 2019 and 2018 no impairment was recognized.

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

INVESTVIEW, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 30, 2019

(Unaudited)

Level 3:	Inputs that are unobservable and reflect management’s own assumptions about the inputs market participants would use in pricing the asset or liability based on the best information available in the circumstances (e.g., internally derived assumptions surrounding the timing and amount of expected cash flows).

Our financial instruments consist of cash, accounts receivable, accounts payable, and debt. We have determined that the book value of our outstanding financial instruments as of June 30, 2019 and March 31, 2019, approximates the fair value due to their short-term nature.

Items recorded or measured at fair value on a recurring basis in the accompanying consolidated financial statements consisted of the following items as of June 30, 2019:

	Level 1	Level 2	Level 3	Total
Cryptocurrencies	$89,339	$-	$-	$89,339
Total Assets	$89,339	$-	$-	$89,339

Derivative liability	$-	$3,118,091	$-	$3,118,091
Total Liabilities	$-	$3,118,091	$-	$3,118,091

Items recorded or measured at fair value on a recurring basis in the accompanying consolidated financial statements consisted of the following items as of March 31, 2019:

	Level 1	Level 2	Level 3	Total
Cryptocurrencies	$142,061	$-	$-	$142,061
Total Assets	$142,061	$-	$-	$142,061

Derivative liability	$-	$1,358,901	$-	$1,358,901
Total Liabilities	$-	$1,358,901	$-	$1,358,901

Revenue Recognition

We recognize revenue in accordance with ASC 606-10 where revenue is measured based on a consideration specified in a contract with a customer and recognized when we satisfy the performance obligation specified in each contract.

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

INVESTVIEW, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 30, 2019

(Unaudited)

Revenue generated for the three months ended June 30, 2019 is as follows:

	Subscription Revenue	Equipment Sales	Cryptocurrency Mining Revenue	Total
Gross billings	$8,292,701	$-	$-	$8,292,701
Refunds, incentives, credits, and chargebacks	(780,988)	-	-	(780,988)
Amounts paid to supplier	-	-	-	-
Net revenue	$7,511,713	$-	$-	$7,511,713

Revenue generated for the three months ended June 30, 2018 is as follows:

	Subscription Revenue	Equipment Sales	Cryptocurrency Mining Revenue	Total
Gross billings	$6,510,786	$-	$4,169,470	$10,680,256
Refunds, incentives, credits, and chargebacks	(399,397)	-	-	(399,397)
Amounts paid to supplier	-	-	(2,769,038)	(2,769,038)
Net revenue	$6,111,389	$-	$1,400,432	$7,511,821

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

Potentially dilutive securities excluded from the computation of basic and diluted net loss per share are as follows:

	June 30, 2019	June 30, 2018
Options to purchase common stock	35,000	35,000
Warrants to purchase common stock	5,052,497	6,139,497
Notes convertible into common stock	172,826,927	-
Totals	177,914,424	6,174,497

NOTE 3 – RECENT ACCOUNTING PRONOUNCEMENTS

There are no recently issued accounting pronouncements that the Company has not yet adopted that they believe are applicable or would have a material impact on the financial statements of the Company.

NOTE 4 – GOING CONCERN AND LIQUIDITY

Our financial statements are prepared using generally accepted accounting principles applicable to a going concern that contemplates the realization of assets and liquidation of liabilities in the normal course of business. We have incurred significant recurring losses, which have resulted in an accumulated deficit of $28,102,938 as of June 30, 2019, along with a net loss of $3,005,955 for the three months ended June 30, 2019. Additionally, as of June 30, 2019, we had cash of $102,481 and a working capital deficit of $4,754,995. These factors raise substantial doubt about our ability to continue as a going concern.

Historically we have relied on increasing revenues and new debt and equity financing to pay for operational expenses and debt as it came due. During the three months ended June 30, 2019, we raised $200,000 in cash proceeds from new debt arrangements, raised $206,500 in cash proceeds from related parties, and received $325,000 from the sale of our common stock. Additionally, net cash provided by operations was $902,970 for the three months ended June 30, 2019. Subsequent to June 30, 2019 we received proceeds of $1,140,000 from new debt arrangements (see Note 10).

INVESTVIEW, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 30, 2019

(Unaudited)

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

INVESTVIEW, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 30, 2019

(Unaudited)

NOTE 5 – RELATED-PARTY TRANSACTIONS

Our related-party payables consisted of the following:

	June 30, 2019	March 31, 2019
Short-term advances [1]	$315,488	$440,489
Short-term Promissory Note entered into on 8/17/18 [2]	80,000	105,000
	$395,488	$545,489

[1]	We periodically receive advances for operating funds from our current majority shareholders and other related parties, including entities that are owned, controlled, or influenced by our owners or management. These advances are due on demand, generally have no interest or fees associated with them, and are unsecured. During the three months ended June 30, 2019, we received $206,500 in cash proceeds from advances and repaid related parties $331,501.

[2]	A member of the senior management team advanced funds of $100,000 on August 17, 2018, under a short-term promissory note due to be repaid on August 31, 2018. On August 31, 2018 the note was amended to be due on demand or, in absence of a demand, due on August 31, 2019. The note had a fixed interest payment of $5,000 which was recorded as interest expense in the statement of operations during the year ended March 31, 2019. During the three months ended June 30, 2019 we made repayments of $25,000 on the note.

NOTE 6 – DEBT

Our debt consisted of the following:

	June 30, 2019	March 31, 2019
Short-term advance received on 8/31/18 [1]	$65,000	$75,000
Secured merchant agreement for future receivables entered into on 2/14/19 [2]	368,228	641,687
Secured merchant agreement for future receivables entered into on 2/14/19 [3]	272,520	468,790
Secured merchant agreements for future receivables entered into on 2/14/19 [4]	352,535	597,060
Promissory note entered into on 1/16/19 [5]	-	60,000
Secured merchant agreements for future receivables entered into on 3/28/19 [6]	-	25,650
Convertible promissory note entered into on 1/11/19 [7]	58,451	26,600
Convertible promissory note entered into on 2/6/19 [8]	225,164	76,686
Convertible promissory note entered into on 3/14/19 [9]	37,165	5,557
Promissory note entered into on 4/15/19 [10]	33,000	-
	$1,412,063	$1,977,030

[1]	In August 2018, we received a $75,000 short-term advance. The advance is due on demand, has no interest rate, and is unsecured. During the three months ended June 30, 2019 we made payments of $10,000

[2]	During September 2018, we entered into a Secured Merchant Agreement for future receivables with an entity that provides quick access to working capital. On September 28, 2018, we received proceeds from this arrangement of $570,000. In accordance with the terms of the agreement, we were required to repay $839,400 by making ACH payments in the amount of 10% of our daily cash receipts. Accordingly, we recorded $269,400 as a debt discount at the inception of the agreement, which was the difference between the funds received and the amount that was to be repaid. In February 2019 we replaced this agreement with a new Secured Merchant Agreement (see below), therefore transferring $233,501 of amounts owed to a new agreement. However, prior to the terminating the September agreement, we made payments of $605,899 and amortized $269,400 into interest expense.

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

INVESTVIEW, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 30, 2019

(Unaudited)

During February 2019, we entered into a Secured Merchant Agreement for future receivables with an entity that provides quick access to working capital. On February 15, 2019, we received proceeds from this arrangement of $73,801 after paying off $233,501 from a September 2018 agreement (see above) and $449,657 from a January 2019 agreement (see above). In accordance with the terms of the agreement, we are required to repay $909,350 by making daily ACH payments of $5,049. Accordingly, we recorded $152,391 as a debt discount at the inception of the agreement, which was the difference between the funds received plus the earlier debt paid off, and the amount that was to be repaid. During the year ended March 31, 2019, we repaid $141,372 and amortized $26,100 into interest expense. During the three months ended June 30, 2019, we repaid $328,185 and amortized $54,726 into interest expense.

[3]	During December 2018, we entered into a Secured Merchant Agreement for future receivables with an entity that provides quick access to working capital. On December 17, 2018, we received proceeds from this arrangement of $380,000. In accordance with the terms of the agreement, we were required to repay $559,600 by making daily ACH payments of $3,000. Accordingly, we recorded $179,600 as a debt discount at the inception of the agreement, which was the difference between the funds received and the amount that was to be repaid. In February 2019 we replaced this agreement with a new Secured Merchant Agreement (see below), therefore transferring $421,600 of amounts owed to a new agreement. However, prior to the terminating the December agreement, we made payments of $138,000 and amortized $179,600 into interest expense.

During February 2019, we entered into a Secured Merchant Agreement for future receivables with an entity that provides quick access to working capital. On February 15, 2019, we received proceeds from this arrangement of $126,932 after paying off $421,600 from a December 2018 agreement (see above). In accordance with the terms of the agreement, we are required to repay $840,000 by making daily ACH payments of $4,649. Accordingly, we recorded $291,468 as a debt discount at the inception of the agreement, which was the difference between the funds received plus the earlier debt paid off, and the amount that was to be repaid. During the year ended March 31, 2019, we repaid $129,388 and amortized $49,646 into interest expense. During the three months ended June 30, 2019, we repaid $300,365 and amortized $104,095 into interest expense.

[4]	During October 2018, we entered into a Secured Merchant Agreement for future receivables with an entity that provides quick access to working capital. During October 2018, we received proceeds from this arrangement of $77,260. In accordance with the terms of the agreement, we were required to repay $699,500 by making daily ACH payments of $4,372. Accordingly, we recorded $224,500 as a debt discount at the inception of the agreement, which was the difference between the funds received and the amount that was to be repaid. In February 2019 we replaced this agreement with a new Secured Merchant Agreement (see below), therefore transferring $327,880 of amounts owed to a new agreement. However, prior to the terminating the October agreement, we made payments of $371,620 and amortized $224,500 into interest expense.

During February 2019, we entered into a Secured Merchant Agreement for future receivables with an entity that provides quick access to working capital. On February 15, 2019, we received proceeds from this arrangement of $126,932 after paying off $327,880 from an October 2018 agreement (see above). In accordance with the terms of the agreement, we are required to repay $629,550 by making daily ACH payments of $3,498. Accordingly, we recorded $224,410 as a debt discount at the inception of the agreement, which was the difference between the funds received plus the earlier debt paid off, and the amount that was to be repaid. Also during February 2019, we entered into a second Secured Merchant Agreement with this same entity, receiving proceeds of $288,000. In accordance with the terms of the agreement, we are required to repay $419,700 by making daily ACH payments of $2,332. Accordingly, we recorded $131,700 as a debt discount at the inception of the agreement, which was the difference between the funds received and the amount that was to be repaid. During the year ended March 31, 2019, we repaid $157,410 on these two agreements and amortized $61,330 into interest expense. During the three months ended June 30, 2019, we repaid $373,120 on these agreements and amortized $128,595 into interest expense.

[5]	In January 2019, we received funds of $631,617 and repaid $511,617 in a series of transactions representing short-term advances. On January 16, 2019, we entered into a short-term promissory note for the resulting $120,000 owed as a result of the transactions. The note had a zero percent interest rate and was due within the shorter of three months or the receipt of cash from a $1 million financing arrangement. During the three months ended June 30, 2019, we repaid $60,000 of the amount due under the note.

[6]	During March 2019, we entered into a Secured Merchant Agreement for future receivables with an entity that provides quick access to working capital. On March 29, 2019, we received proceeds from this arrangement of $28,500. In accordance with the terms of the agreement, we were required to repay $45,000 by making daily ACH payments of $4,500. Accordingly, we recorded $16,500 as a debt discount at the inception of the agreement, which was the difference between the funds received and the amount that was to be repaid. During the year ended March 31, 2019, we repaid $4,500 and amortized $1,650 into interest expense. During the three months ended June 30, 2019, we repaid $40,500 and amortized $14,850 into interest expense.

[7]	In January 2019, we entered into a Convertible Promissory Note and received proceeds of $135,000 after incurring loan fees of $3,000. The note incurs interest at 12% per annum and has a maturity date of April 11, 2020. The Convertible Promissory Note has a variable conversion rate that is 65% of the lowest closing price during the previous 15-trading-day period, subject to adjustment. Therefore, the conversion feature is accounted for as a derivative instrument (see Note 7). At inception, we recorded a debt discount of $138,000 and captured loan fees, recorded as interest expense, of $450,005. During the year ended March 31, 2019, we recorded amortization of the debt discount of $23,152 into interest expense and recorded additional interest expense on the note of $3,448. During the three months ended June 30, 2019, we amortized $27,722 into interest expense and recorded additional interest expense on the note of $4,129.

INVESTVIEW, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 30, 2019

(Unaudited)

[8]	In February 2019, we entered into a Convertible Promissory Note and received proceeds of $240,000. The note was issued with a $30,000 original issue discount and loan fees of $3,000, incurs interest at 12% per annum, and has a maturity date of August 6, 2019. In accordance with the terms of the note, we issued 22,500,000 shares of common stock (the “Returnable Shares”) to the note holder as a commitment fee, provided, however, the Returnable Shares must be returned to us if the note is fully repaid and satisfied prior to the date which is 180 days following the issue date. The Convertible Promissory Note has a variable conversion rate that is 65% of the lowest trading price during the previous 20-trading-day period, subject to adjustment. Therefore, the conversion feature is accounted for as a derivative instrument (see Note 7). We allocated the proceeds of the note to the common stock issued and to the fair value of the note, taking into consideration the fair value of the conversion feature. As a result, the common stock was valued at $69,871, we recorded a debt discount of $270,000, and captured loan fees, recorded as interest expense, of $120,128. During the year ended March 31, 2019, we recorded amortization of the debt discount of $72,514 into interest expense and recorded additional interest expense on the note of $4,172. During the three months ended June 30, 2019, we amortized $140,400 into interest expense and recorded additional interest expense on the note of $8,078. Subsequent to June 30, 2019 this note was paid in full and the 22,500,000 Returnable Shares were returned and cancelled (see Note 10).

[9]	In March 2019, we entered into a Convertible Promissory Note and received proceeds of $135,000 after incurring loan fees of $3,000. The note incurs interest at 12% per annum and has a maturity date of June 14, 2020. The Convertible Promissory Note has a variable conversion rate that is 65% of the average of the two lowest closing prices during the previous 15-trading-day period, subject to adjustment. Therefore, the conversion feature is accounted for as a derivative instrument (see Note 7). At inception, we recorded a debt discount of $138,000 and captured loan fees, recorded as interest expense, of $64,492. During the year ended March 31, 2019, we recorded amortization of the debt discount of $4,831 into interest expense and recorded additional interest expense on the note of $726. During the three months ended June 30, 2019, we amortized $27,479 into interest expense and recorded additional interest expense on the note of $4,129.

[10]	In April of 2019 we received proceeds of $100,000 from a short-term promissory note. The note has a fixed interest amount of $20,000 and the note was to be repaid in four equal monthly payments of $30,000, the last payment due on June 30, 2019. The last payment due date was extended to July 2, 2019 in exchange for $3,000. Accordingly, during the three months ended June 30, 2019 we repaid $90,000 and recorded $23,000 as interest expense.

In addition to the above debt transactions that were outstanding as of June 30, 2019 and March 31, 2019, during the three months ended June 30, 2019, we also received proceeds of $100,000 from an additional short-term note. During the three months ended June 30, 2019, we recorded interest expense of $7,000 for fixed interest amounts due on the note and made total cash payments of $107,000 to extinguish the interest and principal amounts due on the note.

NOTE 7 – DERIVATIVE LIABILITY

During the three months ended June 30, 2019, we had the following activity in our derivative liability account:

Derivative liability at March 31, 2019	$1,358,901
Derivative liability recorded on new instruments	-
Change in fair value	1,759,190
Derivative liability at June 30, 2019	$3,118,091

We use the binomial option pricing model to estimate fair value for those instruments convertible into common stock, at inception, at conversion date, and at each reporting date. During the three months ended June 30, 2019, the assumptions used in our binomial option pricing model were in the following range:

Risk free interest rate	1.92% - 2.18%
Expected life in years	0.10 – 0.96
Expected volatility	284% - 516%

NOTE 8 – STOCKHOLDERS’ EQUITY (DEFICIT)

Preferred Stock

We are authorized to issue up to 10,000,000 shares of preferred stock with a par value of $0.001 and our Board of Directors has the authority to issue one or more classes of preferred stock with rights senior to those of common stock and to determine the rights, privileges and inference of that preferred stock, which has not yet been done. As of June 30, 2019 and March 31, 2019 we had no preferred stock issued or outstanding.

INVESTVIEW, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 30, 2019

(Unaudited)

Common Stock

During the three months ended June 30, 2019, we issued 39,215,648 shares of common stock in exchange for net proceeds of $325,000.

In conjunction with the sale of common stock during the year ended March 31, 2018, we provided a guarantee to certain individuals such that we would issue additional shares of our common stock if the average closing price of our common stock fell below $0.02 per share on the 20 days preceding the 18-month anniversary of the date the shares were originally sold. As a result of this guarantee, we had recorded $626,388 in accounts payable and accrued liabilities on our balance sheet as of March 31, 2018. During the year ended March 31, 2019, the 18-month anniversary passed without the common stock falling below the set threshold, therefore, we were released from the guarantee, and we increased additional paid-in capital by $525,000 to remove the previously recorded offering costs. During the three months ended June 30, 2019, the 18-month anniversary passed without the common stock falling below the set threshold, therefore, we were released from the guarantee, and we increased additional paid-in capital by $101,388 to remove the previously recorded offering costs.

As of June 30, 2019 and March 31, 2019, the Company had 2,679,376,966 and 2,640,161,318 shares of common stock issued and outstanding, respectively.

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

The following table summarizes the changes in employee stock options outstanding and the related prices for the shares of our common stock issued to employees under two employee stock option plans:

Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price	Life (years)	Value
Options outstanding at March 31, 2018	35,000	$10.00	1.51	$-
Granted	-	$-
Exercised	-	$-
Canceled / expired	-	$-
Options outstanding at March 31, 2019	35,000	$10.00	0.51	$-
Granted	-	$-
Exercised	-	$-
Canceled / expired	-	$-
Options outstanding at June 30, 2019	35,000	$10.00	0.26	$-
Options exercisable at June 30, 2019	35,000	$10.00	0.26	$-

Stock-based compensation expense in connection with options granted to employees for the three months ended June 30, 2019 and 2018, was $0.

Warrants

The following table summarizes the warrants outstanding and the related prices for the shares of our common stock as of June 30, 2019:

	Warrants Outstanding			Warrants Exercisable
Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
Exercise	Number	Contractual	Exercise	Number	Exercise
Price	Outstanding	Life (Years)	Price	Exercisable	Price
$1.50	5,052,497	0.11	$1.50	5,052,497	$1.50

INVESTVIEW, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 30, 2019

(Unaudited)

Transactions involving our warrant issuance are summarized as follows:

		Weighted
	Number of	Average
	Shares	Exercise Price
Warrants outstanding at March 31, 2018	6,169,497	$1.50
Granted / restated	-	$-
Canceled	-	$-
Expired	(1,117,000)	$1.48
Warrants outstanding at March 31, 2019	5,052,497	$1.50
Granted	-	$-
Canceled	-	$-
Expired	-	$-
Warrants outstanding at June 30, 2019	5,052,497	$1.50

NOTE 9 – COMMITMENTS AND CONTINGENCIES

Litigation

In the ordinary course of business, we may be or have been involved in legal proceedings from time to time. Below is a description of all legal proceedings we were involved in during the three months ended June 30, 2019.

●	In February 2018, we received a subpoena from the United States Commodity Futures Trading Commission (“CFTC”). We complied with the terms of the subpoena, negotiated a resolution of this matter with the CFTC staff, and a final order was issued on September 14, 2018. Under the order, we are not admitting or denying any of the allegations, will pay a fine of $150,000, and have agreed not to act as an unregistered Commodities Trading Advisor in the future. As of June 30, 2019 we have paid $135,000 to CFTC and the remaining unpaid balance has been included in Accounts Payable and Accrued Liabilities on our consolidated balance sheet.

●	In April of 2019, we received a Summons and Complaint from Fibernet Corp making claims of unpaid invoices and breach of contracts entered into in February 2012 and January 2015 as RazorData Corp. Without admitting fault or liability, in June of 2019, we entered into an agreement with Fibernet Corp to settle all claims and release us from any future claims in exchange for a payment of $35,160 to avoid ongoing litigation related to this matter.

NOTE 10 – SUBSEQUENT EVENTS

In July 2019 190,000,000 shares of our common stock was issued to Wealth Engineering, LLC (an entity jointly owned and controlled by its members, Annette Raynor and Mario Romano, our executives), 10,000,000 shares of our common stock was issued to Bill Kosoff, our acting Chief Financial Officer, and 20,000,000 shares of our common stock was issued to Chad Garner, President of Kuvera, LLC. The shares were issued as compensation that vests over two years and is contingent upon the individuals’ continued employment. One third of the shares vest upon issuance and one third after one year and the remaining one third upon the second anniversary of the issuance.

In July 2019 22,500,000 shares issued to a debt holder as a commitment fee were returned and cancelled in accordance with the terms of the debt arrangement (see Note 6).

In July 2019, we entered into a Convertible Promissory Note and received proceeds of $140,000 after incurring loan fees of $3,000. The note incurs interest at 12% per annum and has a maturity date of October 8, 2020. The Convertible Promissory Note has a variable conversion rate that is 65% of the average of the lowest two closing prices during the previous 15-trading-day period, subject to adjustment.

Effective July 23, 2019, we entered into a Securities Purchase and Royalty Agreement with Brian McMullen. Under the terms of the Agreement, we received proceeds of $900,000 and will offset an additional $100,000 due to McMullen. Those amounts are included in a new convertible promissory note (the “Note”) that has a maturity date of July 23, 2022. In exchange for certain concessions made by McMullen, including the lack of interest on the Note and the requirement that no minimum payments will be required under the Note through December 31, 2019, the Note includes $2,600,000 in additional consideration, for a total of $3,600,000. Up to $2,600,000 of the Note amount is convertible into our common stock; however, all payments under the Note will reduce the portion of the Note that may be converted. Additionally, McMullen has agreed to a two-year lock-up on all shares issued under the conversion provisions.

On July 25, 2019, Ryan Smith voluntarily resigned as Chief Executive Officer to focus on our subsidiary’s operations. Annette Raynor, our Chief Operating Officer, was appointed to serve as our new Chief Executive Officer. Also on July 25, 2019, our board of directors appointed Brian McMullen to fill the vacancy created by the board’s recent decision to increase the size of the board from three members to four.

In August 2019 we issued 1,000,000 shares of our common stock to an employee for compensation. The shares are subject to forfeiture if the employee is not in good standing six months after the date of issuance.

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

Results of Operations

Three Months Ended June 30, 2019 Compared to Three Months Ended June 30, 2018

Revenues

We recorded net revenue of $7,511,713 for the three months ended June 30, 2019, which was a decrease of $108 or 0%, from the prior period revenue of $7,511,821. While the decrease appears immaterial there was a substantial increase in our customer base resulting in increased net subscription revenues of $1,400,324, which was offset by a decrease of $1,400,432 in our net cryptocurrency revenue. The increase in our customer base was largely due to our establishment of Kuvera France, S.A.S. in November of 2018 and sales occurring in the European Union in the current period compared to no similar sales in the prior period. The decrease in cryptocurrency revenue can be explained by our termination of the agent arrangement with a third-party supplier of crypotocurrency mining services.

Operating Costs and Expenses

We recorded operating costs and expenses of $8,336,854 for the three months ended June 30, 2019, which was a decrease of $680,406, or 8%, from the prior period’s operating costs and expenses of $9,017,260. This change is principally a result of a decrease of $1,312,389, or 21%, in commissions which was a result of our bonus plans paying out beyond our maximum threshold in the prior period due to certain bonus programs in place, which has since been adjusted to reduce such payouts.

Other Income and Expenses

We recorded other expense of $2,175,270 for the three months ended June 30, 2019, which was a difference of $2,316,639, or 1639%, from the prior period other income of $141,369. The change is due to $1,759,190 being recorded as a loss on the fair value of our derivative liability coupled with an increase of $545,997 in interest expense during the current period. In the prior period we had no derivative instruments that had to be adjusted to fair value. Further, in the current period debt discounts associated with our debt arrangements were amortized in to interest, whereas debt discounts did not exist in the prior period.

Liquidity and Capital Resources

During the three months ended June 30, 2019, we incurred a net loss of $3,005,955. This loss was funded by cash provided by operating activities of $902,970 offset by cash used in financing activities of $934,171. As a result, our cash and cash equivalents decreased by $31,163 to $102,481 as compared to $133,644 at the beginning of the fiscal year.

Our current liabilities exceeded our current assets (working capital deficit) by $4,754,995 as of June 30, 2019, as compared to $2,222,990 at March 31, 2019. The increase in the working capital deficit is due to an increase in our derivative liability, which we do not anticipate will require the payment of cash and an increase in deferred revenues which we expect to recognize and earn in subsequent periods.

During the three months ended June 30, 2019, we raised $200,000 in cash proceeds from new debt arrangements, raised $206,500 in cash proceeds from related parties, and received $325,000 from the sale of our common stock. Additionally, net cash provided by operations was $902,970 for the three months ended June 30, 2019. Subsequent to June 30, 2019 we received proceeds of $1,140,000 from new debt arrangements.

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

Our audited consolidated financial statements for the year ended March 31, 2019, state that our historical losses, accumulated deficit, cash balance, and working capital deficit raise substantial doubts about our ability to continue as a going concern. Historically we have relied on increasing revenues and new debt and equity financing to pay for operational expenses and debt as it came due. Going forward, we plan to reduce obligations with cash flow provided by operational growth as we have been, and plan to continue, reducing bonus payouts, increasing sources of income and business activities in new sectors, and utilizing our acquired assets to generate positive cash flow and reduce debt. Additionally, we plan to pursue additional debt and equity financing and to find short term capital in arrangements that are partnership based with elements of debt and equity combined.

Critical Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations (Regulation S-X) of the Securities and Exchange Commission (the “SEC”) and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the three months ended June 30, 2019, are not necessarily indicative of the operating results that may be expected for the year ending March 31, 2020. These unaudited condensed consolidated financial statements should be read in conjunction with the March 31, 2019 consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended March 31, 2019.

Principles of Consolidation

The consolidated financial statements include the accounts of Investview, Inc., and our wholly owned subsidiaries, Kuvera, LLC, Investment Tools & Training, LLC, Razor Data Corp., S.A.F.E. Management, LLC, SafeTek, LLC (formerly WealthGen Global, LLC), United Games, LLC, United League, LLC, and Kuvera France S.A.S. Through March 31, 2019 we had determined that one affiliated entity, Kuvera LATAM S.A.S., which we previously conducted business with, was a variable interest entity and we were the primary beneficiary of the entity’s activities, which are similar to those of Kuvera, LLC. As a result, through March 31, 2019 we had consolidated the accounts of this variable interest entity into the accompanying consolidated financial statements. Further, because the Company did not have any ownership interest in this variable interest entity, the Company had allocated the contributed capital in the variable interest entity as a component of noncontrolling interest. As of April 1, 2019 Kuvera LATAM S.A.S. had no operations and ceased to exist, therefore, as of that date, no consolidation of the entity is necessary and we recorded a gain on deconsolidation of $53,739 to eliminate the intercompany account with Kuvera LATAM S.A.S. All intercompany transactions and balances have been eliminated in consolidation.

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

Revenue Recognition

We recognize revenue in accordance with ASC 606-10 where revenue is measured based on a consideration specified in a contract with a customer and recognized when we satisfy the performance obligation specified in each contract.

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

Revenue generated for the three months ended June 30, 2019 is as follows:

	Subscription Revenue	Equipment Sales	Cryptocurrency Mining Revenue	Total
Gross billings	$8,292,701	$-	$-	$8,292,701
Refunds, incentives, credits, and chargebacks	(780,988)	-	-	(780,988)
Amounts paid to supplier	-	-	-	-
Net revenue	$7,511,713	$-	$-	$7,511,713

Revenue generated for the three months ended June 30, 2018 is as follows:

	Subscription Revenue	Equipment Sales	Cryptocurrency Mining Revenue	Total
Gross billings	$6,510,786	$-	$4,169,470	$10,680,256
Refunds, incentives, credits, and chargebacks	(399,397)	-	-	(399,397)
Amounts paid to supplier	-	-	(2,769,038)	(2,769,038)
Net revenue	$6,111,389	$-	$1,400,432	$7,511,821

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

Changes in Internal Controls

There were no changes in our internal controls over financial reporting during the fiscal quarter ended June 30, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

In the ordinary course of business, we may be or have been involved in legal proceedings from time to time. Below is a description of all legal proceedings we were involved in during the three months ended June 30, 2019.

●	In February 2018, we received a subpoena from the United States Commodity Futures Trading Commission (“CFTC”). We complied with the terms of the subpoena, negotiated a resolution of this matter with the CFTC staff, and a final order was issued on September 14, 2018. Under the order, we are not admitting or denying any of the allegations, will pay a fine of $150,000, and have agreed not to act as an unregistered Commodities Trading Advisor in the future. As of June 30, 2019 we have paid $135,000 to CFTC and the remaining unpaid balance has been included in Accounts Payable and Accrued Liabilities on our consolidated balance sheet.

●	In April of 2019, we received a Summons and Complaint from Fibernet Corp making claims of unpaid invoices and breach of contracts entered into in February 2012 and January 2015 as RazorData Corp. Without admitting fault or liability, in June of 2019, we entered into an agreement with Fibernet Corp to settle all claims and release us from any future claims in exchange for a payment of $35,160 to avoid ongoing litigation related to this matter.

ITEM 1.A – RISK FACTORS

N/A

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In July 2019 we issued 30,000,000 shares of our common stock to two different employees as compensation. The shares vest 1/3 at issuance, 1/3 at the one year anniversary of the issuance, and 1/3 at the two year anniversary of the issuance. All vesting terms are subject to the employee still being employed and in good standing at the anniversary date.

In February 2019, in accordance with a Convertible Promissory Note, we issued 22,500,000 shares of common stock (the “Returnable Shares”) to a note holder as a commitment fee. Per the terms of the note, the Returnable Shares were to be returned to us if the Note was fully repaid and satisfied prior to the date which is one hundred eighty days following the issue date. During July 2019 we fully repaid the note and the shares were returned and cancelled.

In July 2019, we entered into a Convertible Promissory Note and received proceeds of $140,000 after incurring loan fees of $3,000. The note incurs interest at 12% per annum and has a maturity date of October 8, 2020. The Convertible Promissory Note has a variable conversion rate that is 65% of the average of the lowest two closing prices during the previous 15-trading-day period, subject to adjustment.

In August we issued 1,000,000 shares of our common stock to an employee for compensation. The shares are subject to forfeiture if the employee is not in good standing six months after the date of issuance.

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

INVESTVIEW, INC.

Dated: August 14, 2019	By:	/s/ Annette Raynor
Annette Raynor
Chief Executive Officer
(Principal Executive Officer)

Dated: August 14, 2019	By:	/s/ William C. Kosoff
William C. Kosoff
Acting Chief Financial Officer
(Principal Financial Officer and Accounting Officer)

