Form 10-Q
period 2019-09-30
Investview, Inc.
filed 2019-11-14
CIK 862651

U.S. Securities and Exchange Commission

Washington, DC 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED

September 30, 2019

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from__________________ to _______________________.

Commission File Number 000-27019

Investview, Inc.

(Exact name of registrant as specified in its charter)

Nevada	87-0369205
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

234 Industrial Way West, Ste A202

Eatontown, New Jersey 07724

(Address of principal executive offices)

12 South 400 West

Salt Lake City, Utah 84101

(Former address of principal executive offices)

Issuer’s telephone number: 732-889-4300

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of November 12, 2019, there were 2,730,271,816 shares of common stock, $0.001 par value, outstanding.

INVESTVIEW, INC.

Form 10-Q for the Three and Six Months Ended September 30, 2019

Table of Contents

PART I – FINANCIAL INFORMATION	3
ITEM 1 – FINANCIAL STATEMENTS	3
Condensed Consolidated Balance Sheets as of September 30, 2019 (Unaudited) and March 31, 2019	3
Condensed Consolidated Statements of Operations and Other Comprehensive Income for the Three and Six Months Ended September 30, 2019 and 2018 (Unaudited)	4
Condensed Consolidated Statements of Stockholders’ Equity (Deficit) for the Three and Six Months Ended September 30, 2019 and 2018 (Unaudited)	5
Condensed Consolidated Statements of Cash Flows for the Six Months Ended September 30, 2019 and 2018 (Unaudited)	6
ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	23
ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	27
ITEM 4 – CONTROLS AND PROCEDURES	27
PART II – OTHER INFORMATION	28
ITEM 1 – LEGAL PROCEEDINGS	28
ITEM 1.A – RISK FACTORS	28
ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	28
ITEM 3 – DEFAULTS UPON SENIOR SECURITIES	28
ITEM 4 – MINE SAFETY DISCLOSURES	28
ITEM 5 – OTHER INFORMATION	28
ITEM 6 – EXHIBITS	29
SIGNATURE PAGE	30

PART I – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

INVESTVIEW, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2019	March 31, 2019
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,258,173	$133,644
Prepaid assets	4,589,734	6,685,970
Receivables	743,533	724,995
Short-term advances	110,000	10,000
Short-term advances - related party	10,500	500
Other current assets	620,468	142,061
Total current assets	7,332,408	7,697,170

Fixed assets, net	1,697,637	13,528

Other assets:
Intangible assets, net	1,407,146	1,576,685
Long term license agreement, net	1,907,814	1,983,220
Operating lease right-of-use asset	125,352	-
Deposits	7,630	4,500
Total other assets	3,447,942	3,564,405

Total assets	$12,477,987	$11,275,103

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued liabilities	$3,777,340	$3,008,836
Payroll liabilities	17,136	888,177
Customer advance	3,713,476	265,000
Deferred revenue	1,781,742	1,876,727
Derivative liability	622,880	1,358,901
Operating lease liability, current	59,450	-
Other current liabilities	2,676,000	-
Related party payables, net of discounts	884,703	545,489
Debt, net of discounts	1,613,152	1,977,030
Total current liabilities	15,145,879	9,920,160

Operating lease liability, long term	68,235	-
Other long term liabilities, net	853,296	-
Total long term liabilities	921,531	-

Total liabilities	16,067,410	9,920,160

Commitments and contingencies	-	-

Stockholders’ equity (deficit):
Preferred stock, par value: $0.001; 10,000,000 shares authorized, none issued and outstanding as of September 30, 2019 and March 31, 2019	-	-
Common stock, par value $0.001; 10,000,000,000 shares authorized; 2,710,871,816 and 2,640,161,318 shares issued and outstanding as of September 30, 2019 and March 31, 2019, respectively	2,710,872	2,640,161
Additional paid in capital	23,575,406	23,758,917
Accumulated other comprehensive income (loss)	(19,197)	1,363
Accumulated deficit	(29,856,504)	(25,096,983)
Total Investview stockholders’ equity (deficit)	(3,589,423)	1,303,458
Noncontrolling interest	-	51,485
Total stockholders’ equity (deficit)	(3,589,423)	1,354,943

Total liabilities and stockholders’ equity (deficit)	$12,477,987	$11,275,103

The accompanying notes are an integral part of these condensed consolidated financial statements

INVESTVIEW, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
	2019	2018	2019	2018

Revenue:
Subscription revenue, net of refunds, incentives, credits, and chargebacks	$7,236,755	$7,719,857	$14,748,468	$13,831,246
Cryptocurrency mining service revenue, net of refunds and amounts paid to supplier	-	377,891	-	1,778,323
Fee revenue	5,369	-	5,369	-
Total revenue, net	7,242,124	8,097,748	14,753,837	15,609,569

Operating costs and expenses:
Cost of sales and service	289,045	201,445	532,498	430,997
Commissions	4,347,177	6,047,907	9,216,147	12,229,266
Selling and marketing	401,979	224,432	814,467	525,406
Salary and related	2,567,592	1,123,682	3,711,446	2,016,202
Professional fees	346,337	597,525	655,783	1,070,596
General and administrative	1,363,113	1,040,522	2,721,756	1,980,306
Total operating costs and expenses	9,315,243	9,235,513	17,652,097	18,252,773

Net loss from operations	(2,073,119)	(1,137,765)	(2,898,260)	(2,643,204)

Other income (expense):
Gain (loss) on debt extinguishment	1,281,477	-	1,281,477	19,387
Gain (loss) on fair value of derivative liability	2,358,447	-	599,257	-
Gain (loss) on bargain purchase	-	2,005,282	-	2,005,282
Gain (loss) on deconsolidation	-	-	53,739	-
Realized gain (loss) on cryptocurrency	(1,077)	(6,278)	(667)	17,454
Unrealized gain (loss) on cryptocurrency	(122,080)	(4,244)	25,330	95,926
Interest expense	(1,944,640)	(4,147)	(2,490,637)	(4,147)
Interest expense, related parties	(1,251,094)	(5,000)	(1,251,094)	(5,000)
Other income (expense)	358	77	(71,284)	(1,843)
Total other income (expense)	321,391	1,985,690	(1,853,879)	2,127,059

Income (loss) before income taxes	(1,751,728)	847,925	(4,752,139)	(516,145)
Income tax expense	(1,838)	(31,146)	(7,382)	(42,189)

Net income (loss)	(1,753,566)	816,779	(4,759,521)	(558,334)
Less: net income (loss) attributable to the noncontrolling interest	-	(16,788)	-	(33,012)

Net income (loss) attributable to Investview stockholders	$(1,753,566)	$833,567	$(4,759,521)	$(525,322)

Income (loss) per common share, basic and diluted	$(0.00)	$0.00	$(0.00)	$(0.00)

Weighted average number of common shares outstanding, basic and diluted	2,840,281,449	2,169,661,318	2,748,911,300	2,189,508,313

Other comprehensive income, net of tax:
Foreign currency translation adjustments	$(1,585)	$123	$(20,560)	$3,741
Total other comprehensive income	(1,585)	123	(20,560)	3,741
Comprehensive income (loss)	(1,755,151)	816,902	(4,780,081)	(554,593)
Less: comprehensive income attributable to the noncontrolling interest	1,585	(123)	-	(3,741)
Comprehensive income (loss) attributable to Investview shareholders	$(1,753,566)	$816,779	$(4,780,081)	$(558,334)

The accompanying notes are an integral part of these condensed consolidated financial statements

INVESTVIEW, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

				Accumulated
			Additional	Other
	Common stock		Paid in	Comprehensive	Accumulated	Noncontrolling
	Shares	Amount	Capital	Income	Deficit	Interest	Total
Balance, March 31, 2018	2,169,661,318	$2,169,661	$16,137,945	$(2,483)	$(20,085,947)	$18,544	$(1,762,280)
Foreign currency translation adjustment	-	-	-	3,618	-	-	3,618
Net income (loss)	-	-	-	-	(1,375,113)	(16,224)	(1,391,337)
Balance, June 30, 2018	2,169,661,318	2,169,661	16,137,945	1,135	(21,461,060)	2,320	(3,149,999)
Common stock issued for acquisition	50,000,000	50,000	1,050,000	-	-	-	1,100,000
Common stock issued for services and compensation	1,000,000	1,000	9,000	-	-	-	10,000
Common stock repurchase	(7,000,000)	(7,000)	(84,000)	-	-	-	(91,000)
Foreign currency translation adjustment	-	-	-	123	-	-	123
Net income (loss)	-	-	-	-	849,791	(16,788)	833,003
Balance, September 30, 2018	2,213,661,318	$2,213,661	$17,112,945	$1,258	$(20,611,269)	$(14,468)	$(1,297,873)

Balance, March 31, 2019	2,640,161,318	$2,640,161	$23,758,917	$1,363	$(25,096,983)	$51,485	$1,354,943
Common stock issued for cash	39,215,648	39,216	285,784	-	-	-	325,000
Offering costs	-	-	101,387	-	-	-	101,387
Deconsolidation of Kuvera LATAM	-	-	-	-	-	(51,485)	(51,485)
Foreign currency translation adjustment	-	-	-	(18,975)	-	-	(18,975)
Net income (loss)	-	-	-	-	(3,005,955)	-	(3,005,955)
Balance, June 30, 2019	2,679,376,966	2,679,377	24,146,088	(17,612)	(28,102,938)	-	(1,295,085)
Common stock issued for cash	13,000,000	13,000	312,000	-	-	-	325,000
Common stock issued for services and compensation	241,000,000	241,000	1,274,915	-	-	-	1,515,915
Common stock repurchase	(5,150)	(5)	(97)	-	-	-	(102)
Common stock cancelled	(222,500,000)	(222,500)	(3,157,500)	-	-	-	(3,380,000)
Beneficial conversion feature	-	-	1,000,000	-	-	-	1,000,000
Foreign currency translation adjustment	-	-	-	(1,585)	-	-	(1,585)
Net income (loss)	-	-	-	-	(1,753,566)	-	(1,753,566)
Balance, September 30, 2019	2,710,871,816	$2,710,872	$23,575,406	$(19,197)	$(29,856,504)	$-	$(3,589,423)

The accompanying notes are an integral part of these condensed consolidated financial statements

INVESTVIEW INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended September 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,759,521)	$(558,334)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	36,007	3,020
Amortization of debt discount	1,892,791	75,406
Amortization of long-term license agreement	75,406	112,613
Amortization of intangible assets	169,539	-
Stock issued for services and compensation	1,515,915	3,333
Loan fees on new borrowings	841,140	-
(Gain) loss on bargain purchase	-	(2,005,282)
(Gain) loss on deconsolidation	(53,739)	-
(Gain) loss on debt extinguishment	(1,281,477)	(19,387)
(Gain) loss on fair value of derivative liability	(599,257)	-
Realized (gain) loss on cryptocurrency	667	(17,454)
Unrealized (gain) loss on cryptocurrency	(25,330)	(95,926)
Changes in operating assets and liabilities:
Receivables	(18,538)	114,327
Prepaid assets	(1,283,764)	(4,749)
Short-term advances	(100,000)	-
Short-term advances from related parties	(10,000)	36,010
Other current assets	(517,051)	583,177
Deposits	(3,130)	-
Accounts payable and accrued liabilities	851,621	(675,065)
Payroll liabilities	(871,041)	-
Customer advance	3,448,476	265,000
Deferred revenue	(94,985)	383,417
Other liabilities	3,529,296	-
Accrued interest	131,799	4,147
Accrued interest, related parties	649,999	5,000
Net cash provided by (used in) operating activities	3,524,823	(1,790,747)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash received in acquisition	-	3,740
Cash paid for fixed assets	(1,720,116)	-
Net cash provided by (used in) investing activities	(1,720,116)	3,740

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from related parties	1,459,500	894,000
Repayments for related party payables	(1,369,500)	(201,500)
Proceeds from debt	1,322,651	670,000
Repayments for debt	(2,745,024)	(142,000)
Payments for share repurchase	(102)	(91,000)
Proceeds from the sale of stock	650,000	-
Net cash provided by (used in) financing activities	(682,475)	1,129,500

Effect of exchange rate translation on cash	2,297	(3,370)

Net increase (decrease) in cash and cash equivalents	1,124,529	(660,877)
Cash and cash equivalents-beginning of period	133,644	1,490,686
Cash and cash equivalents-end of period	$1,258,173	$829,809

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$51,000	$-
Income taxes	$7,382	$42,189
Non cash investing and financing activities:
Common stock issued for acquisition	$-	$1,100,000
Beneficial conversion feature	$1,000,000	$-
Stock issued for prepaid services	$-	$6,667
Cancellation of shares	$3,380,000	$-
Changes in equity for offering costs accrued	$101,387	$-
Derivative liability recorded as a debt discount	$365,000	$-
Recognition of lease liability and ROU asset at lease commencement	$131,244	$-

The accompanying notes are an integral part of these condensed consolidated financial statements

INVESTVIEW, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2019

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

On January 17, 2019 we renamed our non-operating wholly owned subsidiary WealthGen Global, LLC to SafeTek, LLC, a Utah Limited Liability Company.

Effective July 22, 2019 we renamed our non-operating wholly owned subsidiary Razor Data, LLC to APEX Tek, LLC, a Utah Limited Liability Company.

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

AS OF SEPTEMBER 30, 2019

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

Apex Tek, LLC (formerly Razor Data, LLC) is the sales and distribution company for APEX packages and technology. It offers a unique passive income model for those interested in earning through the purchase and leaseback of high-speed specialized data processing equipment.

Investment Tools & Training, LLC currently has no operations or activities.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations (Regulation S-X) of the Securities and Exchange Commission (the “SEC”) and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the six months ended September 30, 2019, are not necessarily indicative of the operating results that may be expected for the year ending March 31, 2020. These unaudited condensed consolidated financial statements should be read in conjunction with the March 31, 2019 consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended March 31, 2019.

Principles of Consolidation

The consolidated financial statements include the accounts of Investview, Inc., and our wholly owned subsidiaries, Kuvera, LLC, Investment Tools & Training, LLC, Apex Tek, LLC (formerly Razor Data, LLC), S.A.F.E. Management, LLC, SafeTek, LLC (formerly WealthGen Global, LLC), United Games, LLC, United League, LLC, and Kuvera France S.A.S. Through March 31, 2019 we had determined that one affiliated entity, Kuvera LATAM S.A.S., which we previously conducted business with, was a variable interest entity and we were the primary beneficiary of the entity’s activities, which are similar to those of Kuvera, LLC. As a result, through March 31, 2019 we had consolidated the accounts of this variable interest entity into the accompanying consolidated financial statements. Further, because the Company did not have any ownership interest in this variable interest entity, the Company had allocated the contributed capital in the variable interest entity as a component of noncontrolling interest. As of April 1, 2019 Kuvera LATAM S.A.S. had no operations and ceased to exist, therefore, as of that date, no consolidation of the entity is necessary and we recorded a gain on deconsolidation of $53,739 to eliminate the intercompany account with Kuvera LATAM S.A.S. All intercompany transactions and balances have been eliminated in consolidation.

Financial Statement Reclassification

Certain account balances from prior periods have been reclassified in these consolidated financial statements to conform to current period classifications.

INVESTVIEW, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2019

(Unaudited)

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

Foreign Exchange

We have consolidated the accounts of Kuvera France S.A.S. into our consolidated financial statements and have consolidated the accounts of Kuvera LATAM S.A.S. through March 31, 2019. The operations of Kuvera France S.A.S. are conducted in France and its functional currency is the Euro. The operations of Kuvera LATAM S.A.S. were conducted in Colombia and its functional currency was the Colombian Peso.

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

The following rates were used to translate the accounts of Kuvera France S.A.S. and Kuvera LATAM S.A.S. into USD at the following balance sheet dates.

	September 30, 2019	March 31, 2019
Euro to USD	1.09176	1.12200
Colombian Peso to USD	n/a	0.00031

The following rates were used to translate the accounts of Kuvera France S.A.S. and Kuvera LATAM S.A.S. into USD for the following operating periods.

	Six Months Ended September 30,
	2019	2018
Euro to USD	1.11795	n/a
Colombian Peso to USD	n/a	0.00034

Cryptocurrencies

We hold cryptocurrency-denominated assets (“cryptocurrencies”) and include them in our consolidated balance sheet as other current assets. We record cryptocurrencies at fair market value and recognize the change in the fair value of our cryptocurrencies as an unrealized gain or loss in the consolidated statement of operations. As of September 30, 2019 and March 31, 2019 the fair value of our cryptocurrencies was $620,468 and $142,061, respectively. During the six months ended September 30, 2019 we recorded $(667) and $25,330 as a total realized and unrealized gain (loss) on cryptocurrency, respectively. During the six months ended September 30, 2018 we recorded $17,454 and $95,926 as a total realized and unrealized gain (loss) on cryptocurrency, respectively. During the three months ended September 30, 2019 we recorded $(1,077) and $(122,080) as a total realized and unrealized gain (loss) on cryptocurrency, respectively. During the three months ended September 30, 2018 we recorded $(6,278) and $(4,244) as a total realized and unrealized gain (loss) on cryptocurrency, respectively.

Fixed Assets

Fixed assets are stated at cost and depreciated using the straight-line method over their estimated useful lives. When retired or otherwise disposed, the carrying value and accumulated depreciation of the fixed asset is removed from its respective accounts and the net difference less any amount realized from disposition is reflected in earnings. Expenditures for maintenance and repairs which do not extend the useful lives of the related assets are expensed as incurred.

INVESTVIEW, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2019

(Unaudited)

As of September 30, 2019 fixed assets were made up of the following:

	Estimated
	Useful Life
	(years)	Value
Furniture, fixtures, and equipment	10	$11,372
Computer equipment	3	16,278
Data processing equipment	3	1,718,500
		1,746,150
Accumulated depreciation as of September 30, 2019		(48,513)
Net book value, September 30, 2019		$1,697,637

Total depreciation expense for the six months ended September 30, 2019 and 2018, was $36,007 and $3,020, respectively.

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

In June of 2017 we issued 80,000,000 shares of common stock with a value of $2,256,000 for a 15-year license agreement. Annual amortization over the 15-year life is expected to be $150,400 per year. Amortization recognized for the six months ended September 30, 2019 and 2018 was $75,406 and $75,406, respectively, and the long-term license agreement was recorded at a net value of $1,907,814 and $1,983,220 as of September 30, 2019 and March 31, 2019, respectively.

In June of 2018 we purchased United Games, LLC and United League, LLC and recorded the transaction as a business combination. Intangible assets acquired in the business combination were recorded at fair value on the date of acquisition and are being amortized on a straight-line method over their estimated useful lives.

	Estimated
	Useful Life
	(years)	Value
FireFan mobile application	4	$331,000
Back office software	10	408,000
Tradename/trademark - FireFan	5	248,000
Tradename/trademark - United Games	0.45	4,000
Customer contracts/relationships	5	825,000
		1,816,000
Accumulated amortization as of September 30, 2019		(408,854)
Net book value, September 30, 2019		$1,407,146

INVESTVIEW, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2019

(Unaudited)

Amortization expense is expected to be as follows:

Remainder of 2020	$169,538
Fiscal year ending March 31, 2021	338,150
Fiscal year ending March 31, 2022	338,150
Fiscal year ending March 31, 2023	280,338
Fiscal year ending March 31, 2024	105,474
Fiscal year ending March 31, 2025 and beyond	175,496
$1,407,146

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

The Company evaluates the recoverability of long-lived assets based upon future net cash flows expected to result from the asset, including eventual disposition. Should impairment in value be indicated, the carrying value of intangible assets will be adjusted and an impairment loss is recorded equal to the difference between the asset’s carrying value and fair value or disposable value. During the six months ended September 30, 2019 and 2018 no impairment was recognized.

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

Our financial instruments consist of cash, accounts receivable, accounts payable, and debt. We have determined that the book value of our outstanding financial instruments as of September 30, 2019 and March 31, 2019, approximates the fair value due to their short-term nature.

INVESTVIEW, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2019

(Unaudited)

Items recorded or measured at fair value on a recurring basis in the accompanying consolidated financial statements consisted of the following items as of September 30, 2019:

	Level 1	Level 2	Level 3	Total
Cryptocurrencies	$620,468	$-	$-	$620,468
Total Assets	$620,468	$-	$-	$620,468

Derivative liability	$-	$-	$622,880	$622,880
Total Liabilities	$-	$-	$622,880	$622,880

Items recorded or measured at fair value on a recurring basis in the accompanying consolidated financial statements consisted of the following items as of March 31, 2019:

	Level 1	Level 2	Level 3	Total
Cryptocurrencies	$142,061	$-	$-	$142,061
Total Assets	$142,061	$-	$-	$142,061

Derivative liability	$-	$-	$1,358,901	$1,358,901
Total Liabilities	$-	$-	$1,358,901	$1,358,901

Sale and Leaseback

Through our wholly-owned subsidiary, APEX Tex, LLC, we sell high powered data processing equipment (“APEX”) to our customers and they lease the equipment back to SAFETek, LLC, another of our wholly-owned subsidiaries. We account for these transactions under ASC 842-40 where the leaseback has been deemed a sales-type lease due to the lease term generally covering the entire economic life of the equipment and our likelihood to purchase the asset at the end of the lease term. In accordance with ASC 842-40 we have recorded the data processing equipment as a fixed asset on our balance sheet and we have accounted for the amounts received for the equipment as a financial liability, in other liabilities on our balance sheet. Further, we will recognize interest on the financial liability over the term of the lease to ensure the financial liability equates to the total amounts to be paid over the life of the lease.

During the six months ended September 30, 2019 we had the following activity related to our sale and leaseback transactions:

Proceeds from sales of APEX	$3,605,818
Interest recognized on financial liability	220,978
Payments made for leased equipment	(297,500)
Total financial liability	3,259,296
Other current liabilities [1]	(2,676,000)
Other long-term liabilities	$853,296

[1] Represents lease payments to be made in the next 12 months

As of September 30, 2019 we have received proceeds of $3,118,197 in additional deposits for APEX sales, which has been recorded in the customer advance amount shown on our balance sheet.

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

INVESTVIEW, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2019

(Unaudited)

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

We generate fee revenue from our customers through SAFE Management, our subsidiary licensed as a Registered Investment Advisor and Commodities Trading Advisor. Our performance obligation is to deliver fully managed trading services to individuals who do not meet the requirements of Qualified Investors and who lack the time to trade for themselves. We recognize fee revenue as our performance obligation is met and we receive payment for such advisory fees in the month following recognition.

Revenue generated for the six months ended September 30, 2019 is as follows:

	Subscription Revenue	Equipment Sales	Cryptocurrency Mining Revenue	Fee Revenue	Total
Gross billings	$16,117,861	$-	$-	$5,369	$16,123,230
Refunds, incentives, credits, and chargebacks	(1,369,393)	-	-	-	(1,369,393)
Amounts paid to supplier	-	-	-	-	-
Net revenue	$14,748,468	$-	$-	$5,369	$14,753,837

Revenue generated for the six months ended September 30, 2018 is as follows:

	Subscription Revenue	Equipment Sales	Cryptocurrency Mining Revenue	Fee Revenue	Total
Gross billings	$14,677,640	$-	$5,649,601	$-	$20,327,241
Refunds, incentives, credits, and chargebacks	(846,394)	-	-	-	(846,394)
Amounts paid to supplier	-	-	(3,871,278)	-	(3,871,278)
Net revenue	$13,831,246	$-	$1,778,323	$-	$15,609,569

Revenue generated for the three months ended September 30, 2019 is as follows:

	Subscription Revenue	Equipment Sales	Cryptocurrency Mining Revenue	Fee Revenue	Total
Gross billings	$7,825,160	$-	$-	$5,369	$7,830,529
Refunds, incentives, credits, and chargebacks	(588,405)	-	-	-	(588,405)
Amounts paid to supplier	-	-	-	-	-
Net revenue	$7,236,755	$-	$-	$5,369	$7,242,124

Revenue generated for the three months ended September 30, 2018 is as follows:

	Subscription Revenue	Equipment Sales	Cryptocurrency Mining Revenue	Fee Revenue	Total
Gross billings	$8,166,854	$-	$1,480,131	$-	$9,646,985
Refunds, incentives, credits, and chargebacks	(446,997)	-	-	-	(446,997)
Amounts paid to supplier	-	-	(1,102,240)	-	(1,102,240)
Net revenue	$7,719,857	$-	$377,891	$-	$8,907,748

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

INVESTVIEW, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2019

(Unaudited)

Potentially dilutive securities excluded from the computation of basic and diluted net loss per share are as follows:

	September 30, 2019	September 30, 2018
Options to purchase common stock	35,000	35,000
Warrants to purchase common stock	599,800	6,052,497
Notes convertible into common stock	58,416,067	-
Totals	59,050,867	6,087,497

Lease Obligation

We determine if an arrangement is a lease at inception. Operating leases are included in the operating lease right-of-use asset account, the operating lease liability, current account, and the operating lease liability, long term account in our balance sheet. Right-of-use assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease.

Operating lease right-of-use assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. For leases in which the rate implicit in the lease is not readily determinable, we use our incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. We have elected to not apply the recognition requirements of ASC 842 to short-term leases (leases with terms of twelve months or less). Lease terms include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. Lease expense for operating lease arrangements is recognized on a straight-line basis over the lease term. We have elected the practical expedient and will not separate non-lease components from lease components and will instead account for each separate lease component and non-lease component associated with the lease components as a single lease component.

NOTE 3 – RECENT ACCOUNTING PRONOUNCEMENTS

There are no recently issued accounting pronouncements that the Company has not yet adopted that they believe are applicable or would have a material impact on the financial statements of the Company.

NOTE 4 – GOING CONCERN AND LIQUIDITY

Our financial statements are prepared using generally accepted accounting principles applicable to a going concern that contemplates the realization of assets and liquidation of liabilities in the normal course of business. We have incurred significant recurring losses, which have resulted in an accumulated deficit of $29,856,504 as of September 30, 2019, along with a net loss of $4,759,521 for the six months ended September 30, 2019. Additionally, as of September 30, 2019, we had cash of $1,258,173 and a working capital deficit of $7,813,471. These factors raise substantial doubt about our ability to continue as a going concern.

Historically we have relied on increasing revenues and new debt and equity financing to pay for operational expenses and debt as it came due. During the six months ended September 30, 2019, we raised $1,322,651 in cash proceeds from new debt arrangements, raised $1,459,500 in cash proceeds from related parties, and received $650,000 from the sale of our common stock. Additionally, net cash provided by operations was $3,524,823 for the six months ended September 30, 2019.

INVESTVIEW, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2019

(Unaudited)

Since our acquisition of Wealth Generators in April of 2017 we have implemented a number of initiatives and we are beginning to see the positive impact of these actions. First, our largest subsidiary, Kuvera, has a bonus plan structure for distributors of our services which consistently paid out beyond our maximum threshold. Adjustments to this bonus plan have been made over the last 12 months with additional adjustments planned for the next two quarters. This resulted in a gradual reduction in bonus payouts which reduced our losses. Second, we expanded the objectives of Investview through the acquisition and creation of additional subsidiaries to increase our sources of income and creating business activities in new sectors which includes:

●	Fully licensing SAFE Management LLC as a Registered Investment Advisor and Commodities Trading Advisor. This was done so SAFE Management could offer fully managed trading services to individuals who lacked the time to trade for themselves and provide reasonable advisory fees and minimum investment amounts to service individuals who do not meet the requirements of Qualified Investors.
●	We acquired the assets of United Games LLC and United League LLC which provided us highly experienced management, programmers, marketing and compliance personnel along with key technology components such as a fully coded back office and trademarked FIREFAN app. We are still in the process of adapting their technology to Kuvera operations and working on various distribution plans for FIREFAN.
●	We changed the name of our subsidiary WealthGen Global, which was an unused entity, to SAFETek LLC in preparation for our entry into the high-performance computing space to meet the needs of 4IR (Fourth Industrial Revolution) business needs which includes mining, blockchain technologies, gaming, artificial intelligence and 3-Dimensional rendering. This will enable us to provide HPC services to small, medium and startup entities who require specialized high-speed processing but cannot afford the infrastructure. By leasing our processing to these companies, we will aid these entities in bringing their products, inventions, improvements to market.
●	We have designed a program known as APEX which enables individuals to purchase highly customized data processing equipment which SAFETek will lease from the purchasers for a fixed period of time at a fixed monthly lease payment. This enables individuals to participate in emerging growth without experiencing the volatility and potential loss experienced in the sector.
●	We have renamed our subsidiary Razor Data LLC to APEX Tek LLC. APEX Tek will be solely responsible for the sales and marketing of the APEX Package.

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

INVESTVIEW, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2019

(Unaudited)

NOTE 5 – RELATED-PARTY TRANSACTIONS

Our related-party payables consisted of the following:

	September 30, 2019	March 31, 2019
Short-term advances [1]	$283,608	$440,489
Short-term Promissory Note entered into on 8/17/18 [2]	-	105,000
Convertible Promissory Note entered into on 7/23/19 [3]	601,095	-
	$884,703	$545,489

[1]	We periodically receive advances for operating funds from our current majority shareholders and other related parties, including entities that are owned, controlled, or influenced by our owners or management. These advances are due on demand and are unsecured. During the six months ended September 30, 2019, we received $459,500 in cash proceeds from advances, incurred $649,999 in interest expense on the advances, and repaid related parties $1,264,500. Also during the six months ended September 30, 2019 we settled $1,880 of amounts that were recorded as due prior to March 31, 2018.

[2]	A member of the senior management team advanced funds of $100,000 on August 17, 2018, under a short-term promissory note due to be repaid on August 31, 2018. On August 31, 2018 the note was amended to be due on demand or, in absence of a demand, due on August 31, 2019. The note had a fixed interest payment of $5,000 which was recorded as interest expense in the statement of operations during the year ended March 31, 2019. During the six months ended September 30, 2019 we made repayments of $105,000 on the note.

[3]	We entered into a $3,600,000 convertible promissory note with a member of the senior management team on July 23, 2019. We received proceeds of $1,000,000 from the note, including $900,000 in cash and $100,000 which offset amounts owing to the lender. In accordance with the terms of the note we are required to repay a monthly minimum payment of $50,000 beginning January of 2020 through June of 2020 and a monthly minimum payment of $100,000 beginning July of 2020 until the total principal amount has been repaid. The lender has the right to convert up to $2,600,000 of the outstanding and unpaid principal amount into shares of our common stock at a conversion price of $0.005 per share, subject to adjustment. During the six months ended September 30, 2019 we recorded a beneficial conversion feature of $1,000,000 as a debt discount (see Note 8). Additionally, we recorded $2,600,000 as a debt discount, representing the difference between the face value of the note and the proceeds received. During the six months ended September 30, 2019 we amortized $601,095 of the debt discount into interest expense.

NOTE 6 – DEBT

Our debt consisted of the following:

	September 30, 2019	March 31, 2019
Short-term advance received on 8/31/18 [1]	$65,000	$75,000
Secured merchant agreement for future receivables entered into on 2/14/19 [2]	-	641,687
Secured merchant agreement for future receivables entered into on 2/14/19 [3]	-	468,790
Secured merchant agreements for future receivables entered into on 2/14/19 [4]	-	597,060
Promissory note entered into on 1/16/19 [5]	-	60,000
Secured merchant agreements for future receivables entered into on 3/28/19 [6]	-	25,650
Convertible promissory note entered into on 1/11/19 [7]	-	26,600
Convertible promissory note entered into on 2/6/19 [8]	-	76,686
Convertible promissory note entered into on 3/14/19 [9]	-	5,557
Secured merchant agreement for future receivables entered into on 8/16/19 [10]	817,419	-
Secured merchant agreement for future receivables entered into on 8/16/19 [11]	686,979
Convertible promissory note entered into on 7/10/19 [12]	29,570
Convertible promissory note entered into on 8/30/19 [13]	8,052
Convertible promissory note entered into on 9/11/19 [14]	6,132	-
	$1,613,152	$1,977,030

[1]	In August 2018, we received a $75,000 short-term advance. The advance is due on demand, has no interest rate, and is unsecured. During the six months ended September 30, 2019 we made payments of $10,000

[2]	During September 2018, we entered into a Secured Merchant Agreement for future receivables with an entity that provides quick access to working capital. On September 28, 2018, we received proceeds from this arrangement of $570,000. In accordance with the terms of the agreement, we were required to repay $839,400 by making ACH payments in the amount of 10% of our daily cash receipts. Accordingly, we recorded $269,400 as a debt discount at the inception of the agreement, which was the difference between the funds received and the amount that was to be repaid. In February 2019 we replaced this agreement with a new Secured Merchant Agreement (see below), therefore transferring $233,501 of amounts owed to a new agreement. However, prior to the terminating the September agreement, we made payments of $605,899 and amortized $269,400 into interest expense.

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

INVESTVIEW, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2019

(Unaudited)

During February 2019, we entered into a Secured Merchant Agreement for future receivables with an entity that provides quick access to working capital. On February 15, 2019, we received proceeds from this arrangement of $73,801 after paying off $233,501 from a September 2018 agreement (see above) and $449,657 from a January 2019 agreement (see above). In accordance with the terms of the agreement, we were required to repay $909,350 by making daily ACH payments of $5,049. Accordingly, we recorded $152,391 as a debt discount at the inception of the agreement, which was the difference between the funds received plus the earlier debt paid off, and the amount that was to be repaid. During the year ended March 31, 2019, we repaid $141,372 and amortized $26,100 into interest expense.

Effective August 16, 2019 this debt was refinanced and the outstanding balance of $316,093 was rolled into a new debt arrangement, see notation [10] below. During the six months ended September 30, 2019, prior to the refinance, we repaid $451,886 and amortized $126,292 into interest expense.

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

Effective August 16, 2019 this debt was refinanced and the outstanding balance of $297,033 was rolled into a new debt arrangement, see notation [10] below. During the six months ended September 30, 2019, prior to the refinance, we repaid $413,580 and amortized $241,823 into interest expense.

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

Effective August 16, 2019 this debt was refinanced and the outstanding balance of $382,000 was rolled into a new debt arrangement, see notation [11] below. During the six months ended September 30, 2019, prior to the refinance, we repaid $509,840 and amortized $294,780 into interest expense.

[5]	In January 2019, we received funds of $631,617 and repaid $511,617 in a series of transactions representing short-term advances. On January 16, 2019, we entered into a short-term promissory note for the resulting $120,000 owed as a result of the transactions. The note had a zero percent interest rate and was due within the shorter of three months or the receipt of cash from a $1 million financing arrangement. During the six months ended September 30, 2019, we repaid $60,000 of the amount due under the note.

[6]	During March 2019, we entered into a Secured Merchant Agreement for future receivables with an entity that provides quick access to working capital. On March 29, 2019, we received proceeds from this arrangement of $28,500. In accordance with the terms of the agreement, we were required to repay $45,000 by making daily ACH payments of $4,500. Accordingly, we recorded $16,500 as a debt discount at the inception of the agreement, which was the difference between the funds received and the amount that was to be repaid. During the year ended March 31, 2019, we repaid $4,500 and amortized $1,650 into interest expense. During the six months ended September 30, 2019, we repaid $40,500 and amortized $14,850 into interest expense.

INVESTVIEW, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2019

(Unaudited)

[7]	In January 2019, we entered into a Convertible Promissory Note and received proceeds of $135,000 after incurring loan fees of $3,000. The note incurred interest at 12% per annum and had a maturity date of April 11, 2020. The Convertible Promissory Note had a variable conversion rate that was 65% of the lowest closing price during the previous 15-trading-day period, subject to adjustment. Therefore, the conversion feature was accounted for as a derivative instrument (see Note 7). At inception, we recorded a debt discount of $138,000 and captured loan fees, recorded as interest expense, of $450,005. During the year ended March 31, 2019, we recorded amortization of the debt discount of $23,152 into interest expense and recorded additional interest expense on the note of $3,448. During the six months ended September 30, 2019, we amortized $114,848 into interest expense, recorded additional interest expense on the note of $40,977 (inclusive of a prepayment penalty), and paid off the note, accrued interest, and prepayment penalties for $182,425.

[8]	In February 2019, we entered into a Convertible Promissory Note and received proceeds of $240,000. The note was issued with a $30,000 original issue discount and loan fees of $3,000, incurred interest at 12% per annum, and had a maturity date of August 6, 2019. In accordance with the terms of the note, we issued 22,500,000 shares of common stock (the “Returnable Shares”) to the note holder as a commitment fee, provided, however, the Returnable Shares must be returned to us if the note is fully repaid and satisfied prior to the date which is 180 days following the issue date. The Convertible Promissory Note had a variable conversion rate that is 65% of the lowest trading price during the previous 20-trading-day period, subject to adjustment. Therefore, the conversion feature was accounted for as a derivative instrument (see Note 7). We allocated the proceeds of the note to the common stock issued and to the fair value of the note, taking into consideration the fair value of the conversion feature. As a result, the common stock was valued at $69,871, we recorded a debt discount of $270,000, and captured loan fees, recorded as interest expense, of $120,128. During the year ended March 31, 2019, we recorded amortization of the debt discount of $72,514 into interest expense and recorded additional interest expense on the note of $4,172. During the six months ended September 30, 2019, we amortized $197,486 into interest expense, recorded additional interest expense on the note of $11,136, and paid off the note and accrued interest for $285,308. In accordance with the terms of the agreement the 22,500,000 Returnable Shares were returned and cancelled (see Note 8).

[9]	In March 2019, we entered into a Convertible Promissory Note and received proceeds of $135,000 after incurring loan fees of $3,000. The note incurred interest at 12% per annum and had a maturity date of June 14, 2020. The Convertible Promissory Note had a variable conversion rate that was 65% of the average of the two lowest closing prices during the previous 15-trading-day period, subject to adjustment. Therefore, the conversion feature was accounted for as a derivative instrument (see Note 7). At inception, we recorded a debt discount of $138,000 and captured loan fees, recorded as interest expense, of $64,492. During the year ended March 31, 2019, we recorded amortization of the debt discount of $4,831 into interest expense and recorded additional interest expense on the note of $726. During the six months ended September 30, 2019, we amortized $133,168 into interest expense, recorded additional interest expense on the note of $43,983 (inclusive of a prepayment penalty), and paid off the note, accrued interest, and prepayment penalties for $182,708.

[10]	During August 2019, we entered into a Secured Merchant Agreement for future receivables with an entity that provides quick access to working capital. On August 15, 2019, we received proceeds from this arrangement of $339,270 after paying off $316,093 from a February 2018 agreement (see notation [2] above) and $297,033 from a second February 2019 agreement (see Note [3] above). In accordance with the terms of the agreement, we were required to repay $1,399,000 by making daily ACH payments of $6,823. Accordingly, we recorded $446,604 as a debt discount at the inception of the agreement, which was the difference between the funds received plus the earlier debt paid off, and the amount that was to be repaid. During the six months ended September 30, 2019, we repaid $204,690 and amortized $69,713 into interest expense.

[11]	During August 2019, we entered into a Secured Merchant Agreement for future receivables with an entity that provides quick access to working capital. In August 2019, we received proceeds from this arrangement of $418,381 after paying off $382,000 from a October 2018 agreement (see notation [4] above). In accordance with the terms of the agreement, we were required to repay $1,189,150 by making daily ACH payments of $5,801. Accordingly, we recorded $388,769 as a debt discount at the inception of the agreement, which was the difference between the funds received plus the earlier debt paid off, and the amount that was to be repaid. During the six months ended September 30, 2019, we repaid $174,088 and amortized $60,686 into interest expense.

[12]	In July 2019, we entered into a Convertible Promissory Note and received proceeds of $140,000 after incurring loan fees of $3,000. The note incurs interest at 12% per annum and has a maturity date of October 8, 2020. The Convertible Promissory Note has a variable conversion rate that is 65% of the average of the two lowest trading prices during the previous 15-trading-day period, subject to adjustment. Therefore, the conversion feature is accounted for as a derivative instrument (see Note 7). At inception, we recorded a debt discount of $143,000 and captured loan fees, recorded as interest expense, of $718,518. During the six months ended September 30, 2019, we amortized $25,715 into interest expense, and recorded additional interest expense on the note of $3,855.

[13]	In August 2019, we entered into a Convertible Promissory Note and received proceeds of $100,000 after incurring loan fees of $3,000. The note incurs interest at 12% per annum and has a maturity date of November 28, 2020. The Convertible Promissory Note has a variable conversion rate that is 65% of the average of the two lowest trading prices during the previous 15-trading-day period, subject to adjustment. Therefore, the conversion feature is accounted for as a derivative instrument (see Note 7). At inception, we recorded a debt discount of $103,000 and captured loan fees, recorded as interest expense, of $69,048. During the six months ended September 30, 2019, we amortized $7,002 into interest expense, and recorded additional interest expense on the note of $1,050.

[14]	In September 2019, we entered into a Convertible Promissory Note and received proceeds of $125,000 after incurring loan fees of $3,000. The note incurs interest at 12% per annum and has a maturity date of December 10, 2020. The Convertible Promissory Note has a variable conversion rate that is 65% of the average of the two lowest trading prices during the previous 15-trading-day period, subject to adjustment. Therefore, the conversion feature is accounted for as a derivative instrument (see Note 7). At inception, we recorded a debt discount of $128,000 and captured loan fees, recorded as interest expense, of $53,573. During the six months ended September 30, 2019, we amortized $5,332 into interest expense, and recorded additional interest expense on the note of $800.

INVESTVIEW, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2019

(Unaudited)

In addition to the above debt transactions that were outstanding as of September 30, 2019 and March 31, 2019, during the six months ended September 30, 2019, we also received proceeds of $200,000 from two additional short-term notes ($100,000 each). During the six months ended September 30, 2019, we recorded interest expense of $30,000 for fixed interest and extension fees on the notes and made total cash payments of $230,000 to extinguish the interest and principal amounts due on the notes.

NOTE 7 – DERIVATIVE LIABILITY

During the six months ended September 30, 2019, we had the following activity in our derivative liability account:

Derivative liability at March 31, 2019	$1,358,901
Derivative liability recorded on new instruments	1,206,139
Derivative liability reduced by debt settlement	(1,342,903)
Change in fair value	(599,257)
Derivative liability at September 30, 2019	$622,880

We use the binomial option pricing model to estimate fair value for those instruments convertible into common stock, at inception, at conversion date, and at each reporting date. During the six months ended September 30, 2019, the assumptions used in our binomial option pricing model were in the following range:

Risk free interest rate	1.75% - 2.13%
Expected life in years	0.03 - 1.25
Expected volatility	270% - 381%

NOTE 8 – STOCKHOLDERS’ EQUITY (DEFICIT)

Preferred Stock

We are authorized to issue up to 10,000,000 shares of preferred stock with a par value of $0.001 and our Board of Directors has the authority to issue one or more classes of preferred stock with rights senior to those of common stock and to determine the rights, privileges and preferences of that preferred stock. During the six months ended September 30, 2019 our Board of Directors approved the designation of 6,000,000 of the Company’s shares of preferred stock as Series A Convertible Preferred Stock, subject to, and in conjunction with, a Tender Offer Statement filed with, but not yet approved by, the SEC (see Note 11).

Our Series A Convertible Preferred Stock holders are entitled to 500 votes per share, are entitled to receive cumulative dividends at the annual rate of 12% per annum of the liquidation price, equal to $1.20 per share, and can convert one Series A Preferred Stock share into 500 shares of our common stock.

As of September 30, 2019 and March 31, 2019 we had no preferred stock issued or outstanding.

Common Stock

During the six months ended September 30, 2019, we issued 52,215,648 shares of common stock in exchange for net proceeds of $650,000.

In conjunction with the sale of common stock during the year ended March 31, 2018, we provided a guarantee to certain individuals such that we would issue additional shares of our common stock if the average closing price of our common stock fell below $0.02 per share on the 20 days preceding the 18-month anniversary of the date the shares were originally sold. As a result of this guarantee, we had recorded $626,388 in accounts payable and accrued liabilities on our balance sheet as of March 31, 2018. During the year ended March 31, 2019, the 18-month anniversary passed without the common stock falling below the set threshold, therefore, we were released from the guarantee, and we increased additional paid-in capital by $525,000 to remove the previously recorded offering costs. During the six months ended September 30, 2019, the 18-month anniversary passed without the common stock falling below the set threshold, therefore, we were released from the guarantee, and we increased additional paid-in capital by $101,387 to remove the previously recorded offering costs.

INVESTVIEW, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2019

(Unaudited)

Also during the six months ended September 30, 2019, we issued 241,000,000 shares of common stock, valued at $3,865,500 based on the market date on the day of issuance, to multiple employees for services and compensation, which is subject to forfeiture if the employee is not in good standing at the time the shares are fully vested. Of the $3,865,500 value we recognized $1,515,915 as an expense during the six months ending September 30, 2019 and the remaining $2,349,585 will be recognized ratably over the vesting term.

During the six months ended September 30, 2019 we repurchased 5,150 shares of common stock for $102 and we cancelled 22,500,000 shares that were returned in accordance with the terms of a Convertible Promissory Note (see Note 6), reducing common stock by $22,500 and increasing additional paid in capital by the same. We also cancelled 200,000,000 shares returned in conjunction with the termination of a Joint Venture Agreement entered into in March of 2019, reducing common stock by $200,000, reducing additional paid in capital by $3,180,000, offset with a reduction in our prepaid asset of $3,380,000. During the six months ended September 30, 2019 we recorded a beneficial conversion feature of $1,000,000 related to a convertible promissory note entered into with a related party (see Note 5).

As of September 30, 2019 and March 31, 2019, the Company had 2,710,871,816 and 2,640,161,318 shares of common stock issued and outstanding, respectively.

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

The following table summarizes the changes in employee stock options outstanding and the related prices for the shares of our common stock issued to employees under two employee stock option plans:

Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price	Life (years)	Value
Options outstanding at March 31, 2018	35,000	$10.00	1.51	$-
Granted	-	$-
Exercised	-	$-
Canceled / expired	-	$-
Options outstanding at March 31, 2019	35,000	$10.00	0.51	$-
Granted	-	$-
Exercised	-	$-
Canceled / expired	-	$-
Options outstanding at September 30, 2019	35,000	$10.00	0.01	$-
Options exercisable at September 30, 2019	35,000	$10.00	0.01	$-

Stock-based compensation expense in connection with options granted to employees for the three months ended September 30, 2019 and 2018, was $0.

Warrants

The following table summarizes the warrants outstanding and the related prices for the shares of our common stock as of September 30, 2019:

	Warrants Outstanding			Warrants Exercisable
Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
Exercise	Number	Contractual	Exercise	Number	Exercise
Price	Outstanding	Life (Years)	Price	Exercisable	Price
$1.50	599,800	0.25	$1.50	599,800	$1.50

INVESTVIEW, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2019

(Unaudited)

Transactions involving our warrant issuance are summarized as follows:

		Weighted
	Number of	Average
	Shares	Exercise Price
Warrants outstanding at March 31, 2018	6,169,497	$1.50
Granted / restated	-	$-
Canceled	-	$-
Expired	(1,117,000)	$1.48
Warrants outstanding at March 31, 2019	5,052,497	$1.50
Granted	-	$-
Canceled	-	$-
Expired	(4,452,697)	$1.50
Warrants outstanding at September 30, 2019	599,800	$1.50

NOTE 9 – COMMITMENTS AND CONTINGENCIES

Litigation

In the ordinary course of business, we may be or have been involved in legal proceedings from time to time. Below is a description of all legal proceedings we were involved in during the six months ended September 30, 2019.

●	In February 2018, we received a subpoena from the United States Commodity Futures Trading Commission (“CFTC”). We complied with the terms of the subpoena, negotiated a resolution of this matter with the CFTC staff, and a final order was issued on September 14, 2018. Under the order, we are not admitting or denying any of the allegations, will pay a fine of $150,000, and have agreed not to act as an unregistered Commodities Trading Advisor in the future. As of September 30, 2019 we have paid all amounts owed to CFTC and no unpaid balance remains.

●	In April of 2019, we received a Summons and Complaint from Fibernet Corp making claims of unpaid invoices and breach of contracts entered into in February 2012 and January 2015 as RazorData Corp. Without admitting fault or liability, in June of 2019, we entered into an agreement with Fibernet Corp to settle all claims and release us from any future claims in exchange for a payment of $35,160 to avoid ongoing litigation related to this matter.

NOTE 10 – OPERATING LEASE

In February 2016, the FASB issued ASU No. 2016-02, Leases. The new standard establishes a right-of-use (“ROU”) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases. Leases are classified as either finance or operating with classification affecting the pattern of expense recognition in the statement of operations. We adopted ASU No. 2016-02 on April 1, 2019. We did not record a lease asset and lease liability as of the adoption date as we had no lease arrangements or lease obligation at that time.

During the six months ended September 30, 2019 we entered two operating leases for office space in Eatontown, New Jersey (the “Eatontown Lease”) and Kaysville, Utah (the “Kaysville Lease”). We have the option to extend the three year lease term of the Eatontown Lease for a period of one year. In addition, we are obligated to pay twelve monthly installments to cover an annual utility charge of $1.75 per rentable square foot for electric usage within the demised premises. As the lessor has the right to digitally meter and charge us accordingly, these payments were deemed variable and will be expensed as incurred. During the three and six months ended September 30, 2019 the variable lease costs amounted to $554 and $554, respectively. At commencement of the Eatontown Lease, right-of-use assets obtained in exchange for new operating lease liabilities amounted to $110,097. We have the option to extend the twelve-and-a-half-month lease term of the Kaysville Lease for a period of one year. At commencement of the Kaysville Lease, right-of-use assets obtained in exchange for new operating lease liabilities amounted to $21,147.

INVESTVIEW, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2019

(Unaudited)

Operating lease expense was $8,233 and $8,233 for the three and six months ended September 31, 2019, respectively. Operating cash flows used for the operating leases during the three and six months ended September 30, 2019 were $5,900 and $5,900, respectively. As of September 30, 2019, the weighted average remaining lease term was 2.54 years and the weighted average discount rate was 12%.

Future minimum lease payments under non-cancellable leases as of September 30, 2019 were as follows:

Remainder of 2020	$27,794
2021	56,794
2022	48,000
2023	16,000
Total	148,588
Less: Interest	(20,903)
Present value of lease liability	127,685
Operating lease liability, current [1]	(59,450)
Operating lease liability, long term	$68,235

[1] Represents lease payments to be made in the next 12 months

NOTE 11 – SUBSEQUENT EVENTS

Subsequent to September 30, 2019 we filed a Tender Offer Statement with the United States Securities and Exchange Commission (“SEC”). Upon SEC approval we will offer to exchange shares of our currently outstanding common stock for newly-issued shares of our Convertible Preferred Series A Stock.

Subsequent to September 30, 2019 we received $570,000 in proceeds from related party advances, received $175,000 in proceeds from the sale of 7,000,000 shares of our common stock, and issued 12,400,000 shares of our common stock for services.

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

Results of Operations

Three Months Ended September 30, 2019 Compared to Three Months Ended September 30, 2018

Revenues

We recorded net revenue of $7,242,124 for the three months ended September 30, 2019, which was a decrease of $855,624 or 11%, from the prior period revenue of $8,097,748. This decrease was due to a minor loss of repeat subscription customers coupled with our lack of cryptocurrency service revenue. The lack of cryptocurrency revenue can be explained by our termination of the agent arrangement with a third-party supplier of crypotocurrency mining services.

Operating Costs and Expenses

We recorded operating costs and expenses of $9,315,243 for the three months ended September 30, 2019, which was an increase of $79,730, or 1%, from the prior period’s operating costs and expenses of $9,235,513. While most costs stayed consistent the largest increase was in salary and related expenses which was due to the Company recording $1,515,915 worth of stock for services and compensation. The increase was offset by decreases in commissions, which was a result of our bonus plans paying out beyond our maximum threshold in the prior period due to certain bonus programs in place, which has since been adjusted to reduce such payouts.

Other Income and Expenses

We recorded other income of $321,391 for the three months ended September 30, 2019, which was a difference of $1,664,299, or 84%, from the prior period other income of $1,985,690. The change is due to the gain on bargain purchase recorded as a result of the United Games, LLC and United League, LLC acquisition that took place during the three months ended September 30, 2018, as compared to no such gain in the prior period.

Six Months Ended September 30, 2019 Compared to Six Months Ended September 30, 2018

Revenues

We recorded net revenue of $14,753,837 for the six months ended September 30, 2019, which was a decrease of $855,732 or 5%, from the prior period revenue of $15,609,569. While the decrease appears immaterial there was a substantial increase in our customer base resulting in increased net subscription revenues of $917,222, which was offset by a decrease of $1,778,323 in our net cryptocurrency revenue. The increase in our customer base was largely due to our establishment of Kuvera France, S.A.S. in November of 2018 and sales occurring in the European Union in the current period compared to no similar sales in the prior period. The decrease in cryptocurrency revenue can be explained by our termination of the agent arrangement with a third-party supplier of crypotocurrency mining services.

Operating Costs and Expenses

We recorded operating costs and expenses of $17,652,097 for the six months ended September 30, 2019, which was a decrease of $600,676, or 3%, from the prior period’s operating costs and expenses of $18,252,773. This change is principally a result of a decrease of $3,013,119, or 25%, in commissions which was a result of our bonus plans paying out beyond our maximum threshold in the prior period due to certain bonus programs in place, which has since been adjusted to reduce such payouts. The decrease was offset by an increase in salary and related costs which was due to the Company recording $1,515,915 work of stock for services and compensation.

Other Income and Expenses

We recorded other expense of $1,853,879 for the six months ended September 30, 2019, which was a difference of $3,980,938, or 187%, from the prior period other income of $2,127,059. The change is due to the gain on bargain purchase recorded as a result of the United Games, LLC and United League, LLC acquisition that took place during the three months ended September 30, 2018, as compared to no such gain in the prior period. Additionally, in the current period there was interest expense recorded of $3,741,731 offset by a gain on debt extinguishment of $1,281,477, whereas in the prior period interest expense was only $9,147 and there was a gain on debt extinguishment of $19,387.

Liquidity and Capital Resources

During the six months ended September 30, 2019, we incurred a net loss of $4,759,521. This loss was funded by cash provided by operating activities of $3,524,823 offset by cash used in investing activities of $1,720,116 and cash used in financing activities of $682,475. As a result, our cash and cash equivalents increased by $1,124,529 to $1,258,173 as compared to $133,644 at the beginning of the fiscal year.

Our current liabilities exceeded our current assets (working capital deficit) by $7,813,471 as of September 30, 2019, as compared to $2,222,990 at March 31, 2019. The increase in the working capital deficit is due to an increase in our customer advance of $3,448,476 and an increase in our other current liabilities of $2,676,000, offset by an increase in cash and cash equivalents of $1,124,529. Both increases in customer advances and other current liabilities is due to cash received for the Company’s APEX program, which has resulted in the Company recording financial liabilities for amounts to be repaid under the program.

During the six months ended September 30, 2019, we raised $1,322,651 in cash proceeds from new debt arrangements, raised $1,459,500 in cash proceeds from related parties, and received $650,000 from the sale of our common stock. Additionally, net cash provided by operations was $3,524,823 for the six months ended September 30, 2019.

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

Critical Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations (Regulation S-X) of the Securities and Exchange Commission (the “SEC”) and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the three and six months ended September 30, 2019, are not necessarily indicative of the operating results that may be expected for the year ending March 31, 2020. These unaudited condensed consolidated financial statements should be read in conjunction with the March 31, 2019 consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended March 31, 2019.

Principles of Consolidation

The consolidated financial statements include the accounts of Investview, Inc., and our wholly owned subsidiaries, Kuvera, LLC, Investment Tools & Training, LLC, Apex Tek, LLC (formerly Razor Data, LLC), S.A.F.E. Management, LLC, SafeTek, LLC (formerly WealthGen Global, LLC), United Games, LLC, United League, LLC, and Kuvera France S.A.S. Through March 31, 2019 we had determined that one affiliated entity, Kuvera LATAM S.A.S., which we previously conducted business with, was a variable interest entity and we were the primary beneficiary of the entity’s activities, which are similar to those of Kuvera, LLC. As a result, through March 31, 2019 we had consolidated the accounts of this variable interest entity into the accompanying consolidated financial statements. Further, because the Company did not have any ownership interest in this variable interest entity, the Company had allocated the contributed capital in the variable interest entity as a component of noncontrolling interest. As of April 1, 2019 Kuvera LATAM S.A.S. had no operations and ceased to exist, therefore, as of that date, no consolidation of the entity is necessary and we recorded a gain on deconsolidation of $53,739 to eliminate the intercompany account with Kuvera LATAM S.A.S. All intercompany transactions and balances have been eliminated in consolidation.

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

Sale and Leaseback

Through our wholly-owned subsidiary, APEX Tex, LLC, we sell high powered data processing equipment (“APEX”) to our customers and they lease the equipment back to SAFETek, LLC, another of our wholly-owned subsidiaries. We account for these transactions under ASC 842-40 where the leaseback has been deemed a sales-type lease due to the lease term generally covering the entire economic life of the equipment and our likelihood to purchase the asset at the end of the lease term. In accordance with ASC 842-40 we have recorded the data processing equipment as a fixed asset on our balance sheet and we have accounted for the amounts received for the equipment as a financial liability, in other liabilities on our balance sheet. Further, we will recognize interest on the financial liability over the term of the lease to ensure the financial liability equates to the total amounts to be paid over the life of the lease.

During the six months ended September 30, 2019 we had the following activity related to our sale and leaseback transactions:

Proceeds from sales of APEX	$3,605,818
Interest recognized on financial liability	220,978
Payments made for leased equipment	(297,500)
Total financial liability	3,259,296
Other current liabilities [1]	(2,676,000)
Other long-term liabilities	$853,296

[1] Represents lease payments to be made in the next 12 months

As of September 30, 2019 we have received proceeds of $3,118,197 in additional deposits for APEX sales, which has been recorded in the customer advance amount shown on our balance sheet.

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

We generate fee revenue from our customers through SAFE Management, our subsidiary licensed as a Registered Investment Advisor and Commodities Trading Advisor. Our performance obligation is to deliver fully managed trading services to individuals who do not meet the requirements of Qualified Investors and who lack the time to trade for themselves. We recognize fee revenue as our performance obligation is met and we receive payment for such advisory fees in the month following recognition.

Revenue generated for the six months ended September 30, 2019 is as follows:

	Subscription Revenue	Equipment Sales	Cryptocurrency Mining Revenue	Fee Revenue	Total
Gross billings	$16,117,861	$-	$-	$5,369	$16,123,230
Refunds, incentives, credits, and chargebacks	(1,369,393)	-	-	-	(1,369,393)
Amounts paid to supplier	-	-	-	-	-
Net revenue	$14,748,468	$-	$-	$5,369	$14,753,837

Revenue generated for the six months ended September 30, 2018 is as follows:

	Subscription Revenue	Equipment Sales	Cryptocurrency Mining Revenue	Fee Revenue	Total
Gross billings	$14,677,640	$-	$5,649,601	$-	$20,327,241
Refunds, incentives, credits, and chargebacks	(846,394)	-	-	-	(846,394)
Amounts paid to supplier	-	-	(3,871,278)	-	(3,871,278)
Net revenue	$13,831,246	$-	$1,778,323	$-	$15,609,569

Revenue generated for the three months ended September 30, 2019 is as follows:

	Subscription Revenue	Equipment Sales	Cryptocurrency Mining Revenue	Fee Revenue	Total
Gross billings	$7,825,160	$-	$-	$5,369	$7,830,529
Refunds, incentives, credits, and chargebacks	(588,405)	-	-	-	(588,405)
Amounts paid to supplier	-	-	-	-	-
Net revenue	$7,236,755	$-	$-	$5,369	$7,242,124

Revenue generated for the three months ended September 30, 2018 is as follows:

	Subscription Revenue	Equipment Sales	Cryptocurrency Mining Revenue	Fee Revenue	Total
Gross billings	$8,166,854	$-	$1,480,131	$-	$9,646,985
Refunds, incentives, credits, and chargebacks	(446,997)	-	-	-	(446,997)
Amounts paid to supplier	-	-	(1,102,240)	-	(1,102,240)
Net revenue	$7,719,857	$-	$377,891	$-	$8,907,748

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

Changes in Internal Controls

There were no changes in our internal controls over financial reporting during the fiscal quarter ended September 30, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

In the ordinary course of business, we may be or have been involved in legal proceedings from time to time. Below is a description of all legal proceedings we were involved in during the six months ended September 30, 2019.

●	In February 2018, we received a subpoena from the United States Commodity Futures Trading Commission (“CFTC”). We complied with the terms of the subpoena, negotiated a resolution of this matter with the CFTC staff, and a final order was issued on September 14, 2018. Under the order, we are not admitting or denying any of the allegations, will pay a fine of $150,000, and have agreed not to act as an unregistered Commodities Trading Advisor in the future. As of September 30, 2019 we have paid all amounts owed to CFTC and no unpaid balance remains.

ITEM 1.A – RISK FACTORS

N/A

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In August and September 2019 we issued 13,000,000 shares of our common stock for proceeds of $325,000.

In July 2019, we entered into a Convertible Promissory Note and received proceeds of $140,000 after incurring loan fees of $3,000. The note incurs interest at 12% per annum and has a maturity date of October 8, 2020. The Convertible Promissory Note has a variable conversion rate that is 65% of the average of the two lowest trading prices during the previous 15-trading-day period, subject to adjustment.

In August 2019, we entered into a Convertible Promissory Note and received proceeds of $100,000 after incurring loan fees of $3,000. The note incurs interest at 12% per annum and has a maturity date of November 28, 2020. The Convertible Promissory Note has a variable conversion rate that is 65% of the average of the two lowest trading prices during the previous 15-trading-day period, subject to adjustment.

In September 2019, we entered into a Convertible Promissory Note and received proceeds of $125,000 after incurring loan fees of $3,000. The note incurs interest at 12% per annum and has a maturity date of December 10, 2020. The Convertible Promissory Note has a variable conversion rate that is 65% of the average of the two lowest trading prices during the previous 15-trading-day period, subject to adjustment.

In October 2019 we received $175,000 in proceeds from the sale of 7,000,000 shares of our common stock and issued 12,400,000 shares of our common stock for services.

The securities represented by each of the transactions described above were issued in reliance on the exemption from registration provided in Section 4(a)(2) of the Securities Act of 1933, as amended, for transactions not involving any public offering. Each of the investors is either an “accredited investor” as defined in Rule 501(a) of Regulation D. Each investor confirmed the foregoing and acknowledged that the securities must be acquired and held for investment. All certificates evidencing the shares of common stock issued or issuable upon conversion of the notes, issuances under the restricted stock grants, or upon the exercise of the warrants will bear a restrictive legend. No underwriter participated in the offer and sale of these securities, and no commission or other remuneration was paid or given directly or indirectly in connection therewith.

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 – MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5 – OTHER INFORMATION

None.

ITEM 6 – EXHIBITS

The following exhibits are filed as a part of this report:

Exhibit Number*	Title of Document	Location

Item 10	Material Contracts

10.49	Securities Purchase and Royalty Agreement between Investview, Inc. and Brian McMullen dated as of July 23, 2019	Incorporated by reference to the Current Report on Form 8-K filed August 1, 2019

10.50	Convertible Promissory Note dated as of July 23, 2019	Incorporated by reference to the Current Report on Form 8-K filed August 1, 2019

10.51	Employment Agreement between Investview, Inc. and Jayme McWidener, effective as of September 15, 2019	Incorporated by reference to the Current Report on Form 8-K filed September 12, 2019

10.52	Revenue Share Agreement dated September 16, 2019, and executed October 1, 2019	Incorporated by reference to the Current Report on Form 8-K filed October 7, 2019

10.53	Agreement to Terminate Joint Venture Agreement of March 5, 2019, dated September 16, 2019, and executed October 1, 2019	Incorporated by reference to the Current Report on Form 8-K filed October 7, 2019

Item 31	Rule 13a-14(a)/15d-14(a) Certifications
31.01	Certification of Principal Executive Officer Pursuant to Rule 13a-14	This filing.

31.02	Certification of Principal Financial Officer Pursuant to Rule 13a-14	This filing.

Item 32	Section 1350 Certifications
32.01	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	This filing.

32.02	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	This filing.

Item 101***	Interactive Data File
101.INS	XBRL Instance Document	This filing.

101.SCH	XBRL Taxonomy Extension Schema	This filing.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase	This filing.

101.DEF	XBRL Taxonomy Extension Definition Linkbase	This filing.

101.LAB	XBRL Taxonomy Extension Label Linkbase	This filing.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase	This filing.

*	All exhibits are numbered with the number preceding the decimal indicating the applicable SEC reference number in Item 601 and the number following the decimal indicating the sequence of the particular document. Omitted numbers in the sequence refer to documents previously filed as an exhibit.

**	Identifies each management contract or compensatory plan or arrangement required to be filed as an exhibit as required by Item 15(a)(3) of Form 10-K.

***	Users of this data are advised that, pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or Annual Report for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Exchange Act of 1934 and otherwise are not subject to liability.

SIGNATURE PAGE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

INVESTVIEW, INC.

Dated: November 14, 2019	By:	/s/ Annette Raynor
Annette Raynor
Chief Executive Officer
(Principal Executive Officer)

Dated: November 14, 2019	By:	/s/ Jayme L. McWidener
Jayme L. McWidener
Chief Financial Officer
(Principal Financial Officer and Accounting Officer)

