Form 10-Q
period 2019-12-31
Investview, Inc.
filed 2020-02-14
CIK 862651

U.S. Securities and Exchange Commission

Washington, DC 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED

December 31, 2019

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of February 12, 2020, there were 3,013,490,408 shares of common stock, $0.001 par value, outstanding.

INVESTVIEW, INC.

Form 10-Q for the Three and Nine Months Ended December 31, 2019

Table of Contents

PART I – FINANCIAL INFORMATION	3
ITEM 1 – FINANCIAL STATEMENTS	3
Condensed Consolidated Balance Sheets as of December 31, 2019 (Unaudited) and March 31, 2019	3
Condensed Consolidated Statements of Operations and Other Comprehensive Income for the Three and Nine Months Ended December 31, 2019 and 2018 (Unaudited)	4
Condensed Consolidated Statements of Stockholders’ Equity (Deficit) for the Three and Nine Months Ended December 31, 2019 and 2018 (Unaudited)	5
Condensed Consolidated Statements of Cash Flows for the Nine Months Ended December 31, 2019 and 2018 (Unaudited)	6
ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	24
ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	28
ITEM 4 – CONTROLS AND PROCEDURES	28
PART II – OTHER INFORMATION	29
ITEM 1 – LEGAL PROCEEDINGS	29
ITEM 1.A – RISK FACTORS	29
ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	29
ITEM 3 – DEFAULTS UPON SENIOR SECURITIES	29
ITEM 4 – MINE SAFETY DISCLOSURES	29
ITEM 5 – OTHER INFORMATION	30
ITEM 6 – EXHIBITS	30
SIGNATURE PAGE	31

PART I – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

INVESTVIEW, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31,	March 31,
	2019	2019
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$263,600	$133,644
Prepaid assets	3,619,317	6,685,970
Receivables	623,203	724,995
Short-term advances	145,000	10,000
Short-term advances - related party	7,500	500
Other current assets	156,448	142,061
Total current assets	4,815,068	7,697,170

Fixed assets, net	3,864,341	13,528

Other assets:
Intangible assets, net	736,051	1,576,685
Long term license agreement, net	1,869,905	1,983,220
Operating lease right-of-use asset	112,564	-
Deposits	8,488	4,500
Total other assets	2,727,008	3,564,405

Total assets	$11,406,417	$11,275,103

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued liabilities	$2,543,328	$3,008,836
Payroll liabilities	23,575	888,177
Customer advance	607,205	265,000
Deferred revenue	731,578	1,876,727
Derivative liability	383,670	1,358,901
Operating lease liability, current	59,064	-
Other current liabilities	7,576,800	-
Related party payables, net of discounts	1,646,893	545,489
Debt, net of discounts	2,181,578	1,977,030
Total current liabilities	15,753,691	9,920,160

Operating lease liability, long term	59,333	-
Other long term liabilities, net	1,652,593	-
Total long term liabilities	1,711,926	-

Total liabilities	17,465,617	9,920,160

Commitments and contingencies	-	-

Stockholders’ equity (deficit):
Preferred stock, par value: $0.001; 10,000,000 shares authorized, none issued and outstanding as of December 31, 2019 and March 31, 2019	-	-
Common stock, par value $0.001; 10,000,000,000 shares authorized; 3,003,490,408 and 2,640,161,318 shares issued and outstanding as of December 31, 2019 and March 31, 2019, respectively	3,003,490	2,640,161
Additional paid in capital	24,618,312	23,758,917
Accumulated other comprehensive income (loss)	3,430	1,363
Accumulated deficit	(33,684,432)	(25,096,983)
Total Investview stockholders’ equity (deficit)	(6,059,200)	1,303,458
Noncontrolling interest	-	51,485
Total stockholders’ equity (deficit)	(6,059,200)	1,354,943

Total liabilities and stockholders’ equity (deficit)	$11,406,417	$11,275,103

The accompanying notes are an integral part of these condensed consolidated financial statements

INVESTVIEW, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2019	2018	2019	2018

Revenue:
Subscription revenue, net of refunds, incentives, credits, and chargebacks	$4,578,623	$7,003,802	$19,327,091	$20,835,048
Equipment sales, net of refunds	-	694,954	-	694,954
Cryptocurrency mining service revenue, net of refunds and amounts paid to supplier	-	34,278	-	1,812,601
Mining revenue	380,871	-	380,871	-
Fee revenue	4,117	-	9,486	-
Total revenue, net	4,963,611	7,733,034	19,717,448	23,342,603

Operating costs and expenses:
Cost of sales and service	560,145	493,591	1,092,643	924,588
Commissions	1,605,925	5,087,053	10,822,072	17,316,319
Selling and marketing	575,199	109,265	1,389,666	634,671
Salary and related	1,721,970	1,059,660	5,433,416	3,075,862
Professional fees	474,287	284,586	1,130,070	1,355,182
General and administrative	1,765,381	940,767	4,487,137	2,921,073
Total operating costs and expenses	6,702,907	7,974,922	24,355,004	26,227,695

Net loss from operations	(1,739,296)	(241,888)	(4,637,556)	(2,885,092)

Other income (expense):
Gain (loss) on debt extinguishment	443,907	-	1,725,384	19,387
Gain (loss) on fair value of derivative liability	(94,622)	-	504,635	-
Gain (loss) on bargain purchase	-	-	-	2,005,282
Gain (loss) on deconsolidation	-	-	53,739	-
Realized gain (loss) on cryptocurrency	10	(1,091)	(657)	16,363
Unrealized gain (loss) on cryptocurrency	(16,885)	(116)	8,445	95,810
Impairment expense	(627,452)	-	(627,452)	-
Interest expense	(1,427,433)	(206,007)	(3,918,070)	(210,154)
Interest expense, related parties	(367,190)	-	(1,618,284)	(5,000)
Other income (expense)	3,231	(606)	(68,053)	(2,449)
Total other income (expense)	(2,086,434)	(207,820)	(3,940,313)	1,919,239

Income (loss) before income taxes	(3,825,730)	(449,708)	(8,577,869)	(965,853)
Income tax expense	(2,198)	(2,655)	(9,580)	(44,844)

Net income (loss)	(3,827,928)	(452,363)	(8,587,449)	(1,010,697)
Less: net income (loss) attributable to the noncontrolling interest	-	27,613	-	(5,399)

Net income (loss) attributable to Investview stockholders	$(3,827,928)	$(479,976)	$(8,587,449)	$(1,005,298)

Income (loss) per common share, basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding, basic and diluted	2,840,281,449	2,213,661,318	2,748,911,300	2,197,588,591

Other comprehensive income, net of tax:
Foreign currency translation adjustments	$22,627	$3,470	$2,067	$7,211
Total other comprehensive income	22,627	3,470	2,067	7,211
Comprehensive income (loss)	(3,805,301)	(448,893)	(8,585,382)	(1,003,486)
Less: comprehensive income attributable to the noncontrolling interest	(22,627)	(3,470)	-	(7,211)
Comprehensive income (loss) attributable to Investview shareholders	$(3,827,928)	$(452,363)	$(8,585,382)	$(1,010,697)

The accompanying notes are an integral part of these condensed consolidated financial statements

INVESTVIEW, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

				Accumulated
			Additional	Other
	Common stock		Paid in	Comprehensive	Accumulated	Noncontrolling
	Shares	Amount	Capital	Income	Deficit	Interest	Total
Balance, March 31, 2018	2,169,661,318	$2,169,661	$16,137,945	$(2,483)	$(20,085,947)	$18,544	$(1,762,280)
Foreign currency translation adjustment	-	-	-	3,618	-	-	3,618
Net income (loss)	-	-	-	-	(1,375,113)	(16,224)	(1,391,337)
Balance, June 30, 2018	2,169,661,318	2,169,661	16,137,945	1,135	(21,461,060)	2,320	(3,149,999)
Common stock issued for acquisition	50,000,000	50,000	1,050,000	-	-	-	1,100,000
Common stock issued for services and compensation	1,000,000	1,000	9,000	-	-	-	10,000
Common stock repurchase	(7,000,000)	(7,000)	(84,000)	-	-	-	(91,000)
Foreign currency translation adjustment	-	-	-	123	-	-	123
Net income (loss)	-	-	-	-	849,791	(16,788)	833,003
Balance, September 30, 2018	2,213,661,318	2,213,661	17,112,945	1,258	(20,611,269)	(14,468)	(1,297,873)
Foreign currency translation adjustment	-	-	-	3,470	-	-	3,470
Net income (loss)	-	-	-	-	(479,976)	27,613	(452,363)
Balance, December 31, 2018	2,213,661,318	$2,213,661	$17,112,945	$4,728	$(21,091,245)	$13,145	$(1,746,766)

Balance, March 31, 2019	2,640,161,318	$2,640,161	$23,758,917	$1,363	$(25,096,983)	$51,485	$1,354,943
Common stock issued for cash	39,215,648	39,216	285,784	-	-	-	325,000
Offering costs	-	-	101,387	-	-	-	101,387
Deconsolidation of Kuvera LATAM	-	-	-	-	-	(51,485)	(51,485)
Foreign currency translation adjustment	-	-	-	(18,975)	-	-	(18,975)
Net income (loss)	-	-	-	-	(3,005,955)	-	(3,005,955)
Balance, June 30, 2019	2,679,376,966	2,679,377	24,146,088	(17,612)	(28,102,938)	-	(1,295,085)
Common stock issued for cash	13,000,000	13,000	312,000	-	-	-	325,000
Common stock issued for services and compensation	241,000,000	241,000	1,274,915	-	-	-	1,515,915
Common stock repurchase	(5,150)	(5)	(97)	-	-	-	(102)
Common stock cancelled	(222,500,000)	(222,500)	(3,157,500)	-	-	-	(3,380,000)
Beneficial conversion feature	-	-	1,000,000	-	-	-	1,000,000
Foreign currency translation adjustment	-	-	-	(1,585)	-	-	(1,585)
Net income (loss)	-	-	-	-	(1,753,566)	-	(1,753,566)
Balance, September 30, 2019	2,710,871,816	2,710,872	23,575,406	(19,197)	(29,856,504)	-	(3,589,423)
Common stock issued for cash	7,000,000	7,000	168,000	-	-	-	175,000
Common stock issued for services and compensation	285,618,592	285,618	874,906	-	-	-	1,160,524
Foreign currency translation adjustment	-	-	-	22,627	-	-	22,627
Net income (loss)	-	-	-	-	(3,827,928)	-	(3,827,928)
Balance, December 31, 2019	3,003,490,408	$3,003,490	$24,618,312	$3,430	$(33,684,432)	$-	$(6,059,200)

The accompanying notes are an integral part of these condensed consolidated financial statements

INVESTVIEW INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended December 31,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(8,587,449)	$(1,010,697)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	320,528	4,126
Amortization of debt discount	2,916,917	161,154
Amortization of long-term license agreement	113,315	113,315
Amortization of intangible assets	213,182	256,509
Stock issued for services and compensation	2,676,439	8,333
Loan fees on new borrowings	841,139	-
Lease cost, net of repayment	5,833	-
Impairment	627,452	-
(Gain) loss on bargain purchase	-	(2,005,282)
(Gain) loss on deconsolidation	(53,739)	-
(Gain) loss on debt extinguishment	(1,725,384)	(19,387)
(Gain) loss on fair value of derivative liability	(504,635)	-
Realized (gain) loss on cryptocurrency	657	(16,363)
Unrealized (gain) loss on cryptocurrency	(8,445)	(95,810)
Changes in operating assets and liabilities:
Receivables	101,792	316,455
Prepaid assets	(313,347)	(4,762)
Short-term advances	(135,000)	-
Short-term advances from related parties	(7,000)	36,010
Other current assets	40,170	585,158
Deposits	(3,988)	(11,603)
Accounts payable and accrued liabilities	(284,836)	(1,375,229)
Payroll liabilities	(864,602)	-
Customer advance	342,205	265,000
Deferred revenue	(1,145,149)	181,255
Other liabilities	9,229,393	-
Accrued interest	180,026	26,000
Accrued interest, related parties	714,999	5,000
Net cash provided by (used in) operating activities	4,690,473	(2,580,818)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash received in acquisition	-	3,740
Cash paid for fixed assets	(4,171,341)	-
Net cash provided by (used in) investing activities	(4,171,341)	3,740

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from related parties	2,164,500	1,480,777
Repayments for related party payables	(1,754,500)	(996,169)
Proceeds from debt	2,177,452	1,955,000
Repayments for debt	(3,801,562)	(1,164,396)
Payments for share repurchase	(102)	(91,000)
Proceeds from the sale of stock	825,000	-
Net cash provided by (used in) financing activities	(389,212)	1,184,212

Effect of exchange rate translation on cash	36	(4,251)

Net increase (decrease) in cash and cash equivalents	129,956	(1,397,117)
Cash and cash equivalents-beginning of period	133,644	1,490,686
Cash and cash equivalents-end of period	$263,600	$93,569

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$51,000	$-
Income taxes	$9,580	$44,844
Non cash investing and financing activities:
Common stock issued for acquisition	$-	$1,100,000
Beneficial conversion feature	$1,000,000	$-
Stock issued for prepaid services	$-	$1,667
Cancellation of shares	$3,380,000	$-
Changes in equity for offering costs accrued	$101,387	$-
Accounts payable reclassified to related party debt	$75,000	$-
Derivative liability recorded as a debt discount	$365,000	$-
Recognition of lease liability and ROU asset at lease commencement	$131,244	$-

The accompanying notes are an integral part of these condensed consolidated financial statements

INVESTVIEW, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2019

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

AS OF DECEMBER 31, 2019

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

Apex Tek, LLC (formerly Razor Data, LLC) is the sales and distribution company for APEX packages and technology. It offers a unique passive income model for those interested in earning through the purchase and leaseback of high-speed specialized data processing equipment. This model has drawn considerable institutional interest.

Investment Tools & Training, LLC currently has no operations or activities.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations (Regulation S-X) of the Securities and Exchange Commission (the “SEC”) and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the nine months ended December 31, 2019, are not necessarily indicative of the operating results that may be expected for the year ending March 31, 2020. These unaudited condensed consolidated financial statements should be read in conjunction with the March 31, 2019 consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended March 31, 2019.

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

AS OF DECEMBER 31, 2019

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

Foreign Exchange

We have consolidated the accounts of Kuvera France S.A.S. into our consolidated financial statements and have consolidated the accounts of Kuvera LATAM S.A.S. through March 31, 2019. The operations of Kuvera France S.A.S. are conducted in France and its functional currency is the Euro. The operations of Kuvera LATAM S.A.S. were conducted in Colombia and its functional currency is the Colombian Peso.

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

The following rates were used to translate the accounts of Kuvera France S.A.S. and Kuvera LATAM S.A.S. into USD at the following balance sheet dates.

	December 31, 2019	March 31, 2019
Euro to USD	1.12165	1.12200
Colombian Peso to USD	n/a	0.00031

The following rates were used to translate the accounts of Kuvera France S.A.S. and Kuvera LATAM S.A.S. into USD for the following operating periods.

	Nine Months Ended December 31,
	2019	2018
Euro to USD	1.11443	n/a
Colombian Peso to USD	n/a	0.00034

Cryptocurrencies

We hold cryptocurrency-denominated assets (“cryptocurrencies”) and include them in our consolidated balance sheet as other current assets. We record cryptocurrencies at fair market value and recognize the change in the fair value of our cryptocurrencies as an unrealized gain or loss in the consolidated statement of operations. As of December 31, 2019 and March 31, 2019 the fair value of our cryptocurrencies was $156,448 and $142,061, respectively. During the nine months ended December 31, 2019 we recorded $(657) and $8,445 as a total realized and unrealized gain (loss) on cryptocurrency, respectively. During the nine months ended December 31, 2018 we recorded $16,363 and $95,810 as a total realized and unrealized gain (loss) on cryptocurrency, respectively. During the three months ended December 31, 2019 we recorded $10 and $(16,885) as a total realized and unrealized gain (loss) on cryptocurrency, respectively. During the three months ended December 31, 2018 we recorded $10 and $(16,885) as a total realized and unrealized gain (loss) on cryptocurrency, respectively.

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

INVESTVIEW, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2019

(Unaudited)

As of December 31, 2019 fixed assets were made up of the following:

	Estimated
	Useful
	Life
	(years)	Value
Furniture, fixtures, and equipment	10	$11,372
Computer equipment	3	19,533
Data processing equipment	3	4,166,470
		4,197,375
Accumulated amortization as of December 31, 2019		(333,034)
Net book value, December 31, 2019		$3,864,341

Total depreciation expense for the nine months ended December 31, 2019 and 2018, was $320,528 and $4,126, respectively.

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

In June of 2017 we issued 80,000,000 shares of common stock with a value of $2,256,000 for a 15-year license agreement. Annual amortization over the 15-year life is expected to be $150,400 per year. Amortization recognized for the nine months ended December 31, 2019 and 2018 was $113,315 and $113,315, respectively, and the long-term license agreement was recorded at a net value of $1,869,905 and $1,983,220 as of December 31, 2019 and March 31, 2019, respectively.

In June of 2018 we purchased United Games, LLC and United League, LLC and recorded the transaction as a business combination. Intangible assets acquired in the business combination were recorded at fair value on the date of acquisition and are being amortized on a straight-line method over their estimated useful lives. During the nine months ended December 31, 2019 we impaired the value of the customer contracts/relationships originally acquired.

	Estimated
	Useful
	Life
	(years)	Value
FireFan mobile application	4	$331,000
Back office software	10	408,000
Tradename/trademark - FireFan	5	248,000
Tradename/trademark - United Games	0.45	4,000
Customer contracts/relationships	n/a	-
		991,000
Accumulated amortization as of December 31, 2019		(254,949)
Net book value, December 31, 2019		$736,051

INVESTVIEW, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2019

(Unaudited)

Amortization expense is expected to be as follows:

Remainder of 2020	$43,169
Fiscal year ending March 31, 2021	173,150
Fiscal year ending March 31, 2022	173,150
Fiscal year ending March 31, 2023	115,338
Fiscal year ending March 31, 2024	55,748
Fiscal year ending March 31, 2025 and beyond	175,496
$736,051

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

The Company evaluates the recoverability of long-lived assets based upon future net cash flows expected to result from the asset, including eventual disposition. Should impairment in value be indicated, the carrying value of intangible assets will be adjusted and an impairment loss is recorded equal to the difference between the asset’s carrying value and fair value or disposable value. During the nine months ended December 31, 2019 and 2018 impairment of $627,452 and $0 was recognized, respectively.

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

Our financial instruments consist of cash, accounts receivable, accounts payable, and debt. We have determined that the book value of our outstanding financial instruments as of December 31, 2019 and March 31, 2019, approximates the fair value due to their short-term nature.

Items recorded or measured at fair value on a recurring basis in the accompanying consolidated financial statements consisted of the following items as of December 31, 2019:

	Level 1	Level 2	Level 3	Total
Cryptocurrencies	$156,448	$-	$-	$156,448
Total Assets	$156,448	$-	$-	$156,448

Derivative liability	$-	$-	$383,670	$383,670
Total Liabilities	$-	$-	$383,670	$383,670

INVESTVIEW, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2019

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

During the nine months ended December 31, 2019 we had the following activity related to our sale and leaseback transactions:

Proceeds from sales of APEX	$9,693,141
Interest recognized on financial liability	877,352
Payments made for leased equipment	(1,341,100)
Total financial liability	9,229,393
Other current liabilities [1]	(7,576,800)
Other long-term liabilities	$1,652,593

[1] Represents lease payments to be made in the next 12 months

As of December 31, 2019 we have received proceeds of $607,205 in additional deposits for APEX sales, which has been recorded in the customer advance amount shown on our balance sheet.

Revenue Recognition

Subscription Revenue

The majority of our revenue is generated by subscription sales and payment is received at the time of purchase. We recognize subscription revenue in accordance with ASC 606-10 where revenue is measured based on a consideration specified in a contract with a customer and recognized when we satisfy the performance obligation specified in each contract. Our performance obligation is to provide services over a fixed subscription period, therefore we recognize revenue ratably over the subscription period and deferred revenue is recorded for the portion of the subscription period subsequent to each reporting date. Additionally, we offer a 10-day trial period to subscription customers, during which a full refund can be requested if a customer does not like the product. Revenues are deferred during the trial period as collection is not probable until that time has passed. Revenues are presented net of refunds, sales incentives, credits, and known and estimated credit card chargebacks.

INVESTVIEW, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2019

(Unaudited)

Equipment Sales

We generate revenue from the sale of high-speed computer processing equipment that is used for any of the following intense processing activities: protein folding, CGI rendering, Game Streaming, Machine & Deep Learning, Mining, Independent Financial Verification, and general high-speed computing. We recognize equipment sales revenue in accordance with ASC 606-10 where revenue is measured based on a consideration specified in a contract with a customer and recognized when we satisfy the performance obligation specified in each contract. Our performance obligation is to deliver an equipment package to our customers which includes hardware, software, and firmware and is drop-shipped to a hosting data center. We receive payment at the time of purchase and recognize revenue when the equipment package is delivered and ready for maintenance and hosting, which our customers arrange for, and obtain, from a separate third party that provides such services.

Cryptocurrency Mining Service Revenue

We generate revenue from the sale of cryptocurrency mining services to our customers through an arrangement with a third-party supplier. We recognize cryptocurrency mining service revenue in accordance with ASC 606-10 where revenue is measured based on a consideration specified in a contract with a customer and recognized when we satisfy the performance obligation specified in each contract. Our performance obligation is to arrange for the third-party to provide mining services to our customers and payment is received at the time of purchase, therefore revenue is recognized upon receipt of payment. We recognize revenue in the amount of the fee to which we are entitled to as an agent, or the amount of consideration that we retain after paying the third-party the consideration received in exchange for the services the third-party is to provide.

Mining Revenue

Through our wholly owned subsidiary, SAFETek, LLC, we lease equipment under a sales-type lease and use the equipment on blockchain networks to validate and add blocks of transactions to blockchain ledgers (commonly referred to as “mining”). As compensation for mining we are issued fees from processors and/or block rewards that are newly created cryptocurrency units granted to us. Our mining activities constitute our ongoing major and central operations of SAFETek, LLC. Because we do not have contracts, nor do we have customers associated with our mining revenue, we recognize revenue when fees and/or rewards are settled, or ultimately granted to us as a result of our mining activities.

Fee Revenue

We generate fee revenue from our customers through SAFE Management, our subsidiary licensed as a Registered Investment Advisor and Commodities Trading Advisor. We recognize fee revenue in accordance with ASC 606-10 where revenue is measured based on a consideration specified in a contract with a customer and recognized when we satisfy the performance obligation specified in each contract. Our performance obligation is to deliver fully managed trading services to individuals who do not meet the requirements of Qualified Investors and who lack the time to trade for themselves. We recognize fee revenue as our performance obligation is met and we receive payment for such advisory fees in the month following recognition.

Revenue generated for the nine months ended December 31, 2019 is as follows:

	Subscription Revenue	Equipment Sales	Cryptocurrency Mining Service Revenue	Mining Revenue	Fee Revenue	Total
Gross billings/receipts	$21,214,747	$-	$-	$380,871	$9,486	$21,605,104
Refunds, incentives, credits, and chargebacks	(1,887,656)	-	-	-	-	(1,887,656)
Amounts paid to supplier	-	-	-	-	-	-
Net revenue	$19,327,091	$-	$-	$380,871	$9,486	$19,717,448

Revenue generated for the nine months ended December 31, 2018 is as follows:

	Subscription Revenue	Equipment Sales	Cryptocurrency Mining Service Revenue	Mining Revenue	Fee Revenue	Total
Gross billings/receipts	$21,882,005	$698,954	$5,690,380	$-	$-	$28,271,389
Refunds, incentives, credits, and chargebacks	(1,047,007)	(4,000)	(6,501)	-	-	(1,057,508)
Amounts paid to supplier	-	-	(3,871,278)	-	-	(3,871,278
Net revenue	$20,835,048	$694,954	$1,812,601	$-	$-	$23,342,603

INVESTVIEW, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2019

(Unaudited)

Revenue generated for the three months ended December 31, 2019 is as follows:

	Subscription Revenue	Equipment Sales	Cryptocurrency Mining Service Revenue	Mining Revenue	Fee Revenue	Total
Gross billings/receipts	$5,096,886	$-	$-	$380,871	$4,117	$5,481,874
Refunds, incentives, credits, and chargebacks	(518,263)	-	-	-	-	(518,263)
Amounts paid to supplier	-	-	-	-	-	-
Net revenue	$4,578,623	$-	$-	$380,871	$4,117	$4,963,611

Revenue generated for the three months ended December 31, 2018 is as follows:

	Subscription Revenue	Equipment Sales	Cryptocurrency Mining Service Revenue	Mining Revenue	Fee Revenue	Total
Gross billings/receipts	$7,204,415	$698,954	$40,779	$-	$-	$7,944,148
Refunds, incentives, credits, and chargebacks	(200,613)	(4,000)	(6,501)	-	-	(211,114)
Amounts paid to supplier	-	-	-	-	-	-
Net revenue	$7,003,802	$694,954	$34,278	$-	$-	$7,773,034

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

Potentially dilutive securities excluded from the computation of basic and diluted net loss per share are as follows:

	December 31, 2019	December 31, 2018
Options to purchase common stock	-	35,000
Warrants to purchase common stock	125,000	6,052,497
Notes convertible into common stock	11,080,447	-
Totals	11,205,447	6,087,497

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

INVESTVIEW, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2019

(Unaudited)

NOTE 3 – RECENT ACCOUNTING PRONOUNCEMENTS

There are no recently issued accounting pronouncements that the Company has not yet adopted that they believe are applicable or would have a material impact on the financial statements of the Company.

NOTE 4 – GOING CONCERN AND LIQUIDITY

Our financial statements are prepared using generally accepted accounting principles applicable to a going concern that contemplates the realization of assets and liquidation of liabilities in the normal course of business. We have incurred significant recurring losses, which have resulted in an accumulated deficit of $33,684,432 as of December 31, 2019, along with a net loss of $8,587,449 for the nine months ended December 31, 2019. Additionally, as of December 31, 2019, we had cash of $263,600 and a working capital deficit of $10,938,623. These factors raise substantial doubt about our ability to continue as a going concern.

Historically we have relied on increasing revenues and new debt and equity financing to pay for operational expenses and debt as it came due. During the nine months ended December 31, 2019, we raised $2,177,452 in cash proceeds from new debt arrangements, raised $2,164,500 in cash proceeds from related parties, and received $825,000 from the sale of our common stock. Additionally, net cash provided by operations was $4,690,473 for the nine months ended December 31, 2019.

Since our acquisition of Wealth Generators in April of 2017 we have implemented a number of initiatives and we are beginning to see the positive impact of these actions. First, our largest subsidiary, Kuvera, has a bonus plan structure for distributors of our services which consistently paid out beyond our maximum threshold. Adjustments to this bonus plan have been made over the last 12 months. This resulted in a gradual reduction in bonus payouts which reduced our losses. Second, we expanded the objectives of Investview through the acquisition and creation of additional subsidiaries to increase our sources of income and creating business activities in new sectors which includes:

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

INVESTVIEW, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2019

(Unaudited)

Further, while we have reported reoccurring losses and have an operating capital deficiency, we have been able to establish multiple companies to create various revenue streams as we move forward. Our largest challenge is operational cash flow as lending arrangements continue to be expensive causing us to deploy incoming cash to prior debt. We continue to seek short term capital in arrangements that are partnership-based with elements of debt and equity combined. Additionally, our immediate focus is the continued reduction in losses by controlling expenses, increasing revenue, and generating additional revenue streams.

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

NOTE 5 – RELATED-PARTY TRANSACTIONS

Our related-party payables consisted of the following:

	December 31, 2019	March 31, 2019
Short-term advances [1]	$668,608	$440,489
Short-term Promissory Note entered into on 8/17/18 [2]	-	105,000
Convertible Promissory Note entered into on 7/23/19 [3]	903,285	-
Accounts payable – related party [4]	75,000	-
	$1,646,893	$545,489

[1]	We periodically receive advances for operating funds from our current majority shareholders and other related parties, including entities that are owned, controlled, or influenced by our owners or management. These advances are due on demand and are unsecured. During the nine months ended December 31, 2019, we received $1,164,500 in cash proceeds from advances, incurred $714,999 in interest expense on the advances, and repaid related parties $1,649,500. Also during the nine months ended December 31, 2019 we settled $1,880 of amounts that were recorded as due prior to March 31, 2018.

[2]	A member of the senior management team advanced funds of $100,000 on August 17, 2018, under a short-term promissory note due to be repaid on August 31, 2018. On August 31, 2018 the note was amended to be due on demand or, in absence of a demand, due on August 31, 2019. The note had a fixed interest payment of $5,000 which was recorded as interest expense in the statement of operations during the year ended March 31, 2019. During the nine months ended December 31, 2019 we made repayments of $105,000 on the note.

[3]	We entered into a $3,600,000 convertible promissory note with a member of the senior management team on July 23, 2019. We received proceeds of $1,000,000 from the note, including $900,000 in cash and $100,000 which offset amounts owing to the lender. In accordance with the terms of the note we are required to repay a monthly minimum payment of $50,000 beginning January of 2020 through June of 2020 and a monthly minimum payment of $100,000 beginning July of 2020 until the total principal amount has been repaid. The lender has the right to convert up to $2,600,000 of the outstanding and unpaid principal amount into shares of our common stock at a conversion price of $0.005 per share, subject to adjustment. During the nine months ended December 31, 2019 we recorded a beneficial conversion feature of $1,000,000 as a debt discount (see Note 8). Additionally, we recorded $2,600,000 as a debt discount, representing the difference between the face value of the note and the proceeds received. During the nine months ended December 31, 2019 we amortized $903,285 of the debt discount into interest expense.

[4]	During the nine months ended December 31, 2019 we entered into an employment agreement with Jayme McWidener as our Chief Financial Officer. At the date we entered into the employment agreement we owed her firm, Mac Accounting Group, LLP, $75,000, which was reclassified as a related party accounts payable balance on our balance sheet.

INVESTVIEW, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2019

(Unaudited)

NOTE 6 – DEBT

Our debt consisted of the following:

	December 31, 2019	March 31, 2019
Short-term advance received on 8/31/18 [1]	$65,000	$75,000
Secured merchant agreement for future receivables entered into on 2/14/19 [2]	-	641,687
Secured merchant agreement for future receivables entered into on 2/14/19 [3]	-	468,790
Secured merchant agreements for future receivables entered into on 2/14/19 [4]	-	597,060
Promissory note entered into on 1/16/19 [5]	-	60,000
Secured merchant agreements for future receivables entered into on 3/28/19 [6]	-	25,650
Convertible promissory note entered into on 1/11/19 [7]	-	26,600
Convertible promissory note entered into on 2/6/19 [8]	-	76,686
Convertible promissory note entered into on 3/14/19 [9]	-	5,557
Secured merchant agreement for future receivables entered into on 8/16/19 and refinanced on 12/10/19 [10]	1,594,423	-
Secured merchant agreement for future receivables entered into on 8/16/19 [11]	454,378	-
Convertible promissory note entered into on 8/30/19 [12]	31,948	-
Convertible promissory note entered into on 9/11/19 [13]	35,829	-
	$2,181,578	$1,977,030

[1]	In August 2018, we received a $75,000 short-term advance. The advance is due on demand, has no interest rate, and is unsecured. During the nine months ended December 31, 2019 we made payments of $10,000

[2]	During September 2018, we entered into a Secured Merchant Agreement for future receivables with an entity that provides quick access to working capital. On September 28, 2018, we received proceeds from this arrangement of $570,000. In accordance with the terms of the agreement, we were required to repay $839,400 by making ACH payments in the amount of 10% of our daily cash receipts. Accordingly, we recorded $269,400 as a debt discount at the inception of the agreement, which was the difference between the funds received and the amount that was to be repaid. In February 2019 we replaced this agreement with a new Secured Merchant Agreement (see below), therefore transferring $233,501 of amounts owed to a new agreement. However, prior to the terminating the September agreement, we made payments of $605,899 and amortized $269,400 into interest expense.

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

Effective August 16, 2019 this debt was refinanced and the outstanding balance of $316,093 was rolled into a new debt arrangement, see notation [10] below. During the nine months ended December 31, 2019, prior to the refinance, we repaid $451,886 and amortized $126,292 into interest expense.

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

AS OF DECEMBER 31, 2019

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

Effective August 16, 2019 this debt was refinanced and the outstanding balance of $297,033 was rolled into a new debt arrangement, see notation [10] below. During the nine months ended December 31, 2019, prior to the refinance, we repaid $413,580 and amortized $241,823 into interest expense.

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

Effective August 16, 2019 this debt was refinanced and the outstanding balance of $382,000 was rolled into a new debt arrangement, see notation [11] below. During the nine months ended December 31, 2019, prior to the refinance, we repaid $509,840 and amortized $294,780 into interest expense.

[5]	In January 2019, we received funds of $631,617 and repaid $511,617 in a series of transactions representing short-term advances. On January 16, 2019, we entered into a short-term promissory note for the resulting $120,000 owed as a result of the transactions. The note had a zero percent interest rate and was due within the shorter of three months or the receipt of cash from a $1 million financing arrangement. During the nine months ended December 31, 2019, we repaid $60,000 of the amount due under the note.

[6]	During March 2019, we entered into a Secured Merchant Agreement for future receivables with an entity that provides quick access to working capital. On March 29, 2019, we received proceeds from this arrangement of $28,500. In accordance with the terms of the agreement, we were required to repay $45,000 by making daily ACH payments of $4,500. Accordingly, we recorded $16,500 as a debt discount at the inception of the agreement, which was the difference between the funds received and the amount that was to be repaid. During the year ended March 31, 2019, we repaid $4,500 and amortized $1,650 into interest expense. During the nine months ended December 31, 2019, we repaid $40,500 and amortized $14,850 into interest expense.

[7]	In January 2019, we entered into a Convertible Promissory Note and received proceeds of $135,000 after incurring loan fees of $3,000. The note incurred interest at 12% per annum and had a maturity date of April 11, 2020. The Convertible Promissory Note had a variable conversion rate that was 65% of the lowest closing price during the previous 15-trading-day period, subject to adjustment. Therefore, the conversion feature was accounted for as a derivative instrument (see Note 7). At inception, we recorded a debt discount of $138,000 and captured loan fees, recorded as interest expense, of $450,005. During the year ended March 31, 2019, we recorded amortization of the debt discount of $23,152 into interest expense and recorded additional interest expense on the note of $3,448. During the nine months ended December 31, 2019, we amortized $114,848 into interest expense, recorded additional interest expense on the note of $40,977 (inclusive of a prepayment penalty), and paid off the note, accrued interest, and prepayment penalties for $182,425.

[8]	In February 2019, we entered into a Convertible Promissory Note and received proceeds of $240,000. The note was issued with a $30,000 original issue discount and loan fees of $3,000, incurred interest at 12% per annum, and had a maturity date of August 6, 2019. In accordance with the terms of the note, we issued 22,500,000 shares of common stock (the “Returnable Shares”) to the note holder as a commitment fee, provided, however, the Returnable Shares must be returned to us if the note is fully repaid and satisfied prior to the date which is 180 days following the issue date. The Convertible Promissory Note had a variable conversion rate that is 65% of the lowest trading price during the previous 20-trading-day period, subject to adjustment. Therefore, the conversion feature was accounted for as a derivative instrument (see Note 7). We allocated the proceeds of the note to the common stock issued and to the fair value of the note, taking into consideration the fair value of the conversion feature. As a result, the common stock was valued at $69,871, we recorded a debt discount of $270,000, and captured loan fees, recorded as interest expense, of $120,128. During the year ended March 31, 2019, we recorded amortization of the debt discount of $72,514 into interest expense and recorded additional interest expense on the note of $4,172. During the nine months ended December 31, 2019, we amortized $197,486 into interest expense, recorded additional interest expense on the note of $11,136, and paid off the note and accrued interest for $285,308. In accordance with the terms of the agreement the 22,500,000 Returnable Shares were returned and cancelled (see Note 8).

INVESTVIEW, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2019

(Unaudited)

[9]	In March 2019, we entered into a Convertible Promissory Note and received proceeds of $135,000 after incurring loan fees of $3,000. The note incurred interest at 12% per annum and had a maturity date of June 14, 2020. The Convertible Promissory Note had a variable conversion rate that was 65% of the average of the two lowest closing prices during the previous 15-trading-day period, subject to adjustment. Therefore, the conversion feature was accounted for as a derivative instrument (see Note 7). At inception, we recorded a debt discount of $138,000 and captured loan fees, recorded as interest expense, of $64,492. During the year ended March 31, 2019, we recorded amortization of the debt discount of $4,831 into interest expense and recorded additional interest expense on the note of $726. During the nine months ended December 31, 2019, we amortized $133,168 into interest expense, recorded additional interest expense on the note of $43,983 (inclusive of a prepayment penalty), and paid off the note, accrued interest, and prepayment penalties for $182,708.

[10]	During August 2019, we entered into a Secured Merchant Agreement for future receivables with an entity that provides quick access to working capital. On August 15, 2019, we received proceeds from this arrangement of $339,270 after paying off $316,093 from a February 2018 agreement (see notation [2] above) and $297,033 from a second February 2019 agreement (see notation [3] above). In accordance with the terms of the agreement, we were required to repay $1,399,000 by making daily ACH payments of $6,823. Accordingly, we recorded $446,604 as a debt discount at the inception of the agreement, which was the difference between the funds received plus the earlier debt paid off, and the amount that was to be repaid.

Effective December 10, 2019 this debt was refinanced and the outstanding balance of $839,514 was rolled into a new Secured Merchant Agreement for future receivables. During the nine months ended December 31, 2019, prior to the refinance, we repaid $559,486 and amortized $446,605 into interest expense related to the August 2019 arrangement. As a result of the refinancing arrangement we received proceeds of $854,801. In accordance with the terms of the agreement, we were required to repay $2,448,250 by making daily ACH payments of $10,999. Accordingly, we recorded $753,935 as a debt discount at the inception of the agreement, which was the difference between the funds received plus the earlier debt paid off, and the amount that was to be repaid. During the nine months ended December 31, 2019, after the refinance, we repaid $153,986 and amortized $54,094 into interest expense related to the new December 2019 arrangement.

[11]	During August 2019, we entered into a Secured Merchant Agreement for future receivables with an entity that provides quick access to working capital. In August 2019, we received proceeds from this arrangement of $418,381 after paying off $382,000 from a October 2018 agreement (see notation [4] above). In accordance with the terms of the agreement, we were required to repay $1,189,150 by making daily ACH payments of $5,801. Accordingly, we recorded $388,769 as a debt discount at the inception of the agreement, which was the difference between the funds received plus the earlier debt paid off, and the amount that was to be repaid. During the nine months ended December 31, 2019, we repaid $533,750 and amortized $187,747 into interest expense.

[12]	In August 2019, we entered into a Convertible Promissory Note and received proceeds of $100,000 after incurring loan fees of $3,000. The note incurs interest at 12% per annum and has a maturity date of November 28, 2020. The Convertible Promissory Note has a variable conversion rate that is 65% of the average of the two lowest trading prices during the previous 15-trading-day period, subject to adjustment. Therefore, the conversion feature is accounted for as a derivative instrument (see Note 7). At inception, we recorded a debt discount of $103,000 and captured loan fees, recorded as interest expense, of $69,048. During the nine months ended December 31, 2019, we amortized $27,783 into interest expense, and recorded additional interest expense on the note of $4,165.

[13]	In September 2019, we entered into a Convertible Promissory Note and received proceeds of $125,000 after incurring loan fees of $3,000. The note incurs interest at 12% per annum and has a maturity date of December 10, 2020. The Convertible Promissory Note has a variable conversion rate that is 65% of the average of the two lowest trading prices during the previous 15-trading-day period, subject to adjustment. Therefore, the conversion feature is accounted for as a derivative instrument (see Note 7). At inception, we recorded a debt discount of $128,000 and captured loan fees, recorded as interest expense, of $53,573. During the nine months ended December 31, 2019, we amortized $31,158 into interest expense, and recorded additional interest expense on the note of $4,671.

In addition to the above debt transactions that were outstanding as of September 30, 2019 and March 31, 2019, during the nine months ended December 31, 2019, we also received proceeds of $200,000 from two additional short-term notes ($100,000 each) and received proceeds of $140,000 from a convertible promissory note. During the nine months ended December 31, 2019, we recorded interest expense of $30,000 for fixed interest and extension fees on the short-term notes and made total cash payments of $230,000 to extinguish the interest and principal amounts due on the short-term notes. During the nine months ended December 31, 2019, we accounted for the conversion feature in the convertible note as a derivative instrument, therefore at inception recorded a debt discount of $143,000 and captured loan fees, recorded as interest expense, of $718,518. By the time we repaid the convertible note in December of 2019 we had amortized the full $143,000 into interest expense, recorded additional interest expense on the note of $45,094 (inclusive of a prepayment penalty), and paid off the note, accrued interest, and prepayment penalties for $188,094.

INVESTVIEW, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2019

(Unaudited)

NOTE 7 – DERIVATIVE LIABILITY

During the nine months ended December 31, 2019, we had the following activity in our derivative liability account:

Derivative liability at March 31, 2019	$1,358,901
Derivative liability recorded on new instruments	1,206,139
Derivative liability reduced by debt settlement	(1,676,735)
Change in fair value	(504,635)
Derivative liability at December 31, 2019	$383,670

We use the binomial option pricing model to estimate fair value for those instruments convertible into common stock, at inception, at conversion date, and at each reporting date. During the nine months ended December 31, 2019, the assumptions used in our binomial option pricing model were in the following range:

Risk free interest rate	1.53% - 2.13%
Expected life in years	0.03 - 1.25
Expected volatility	250% - 381%

NOTE 8 – STOCKHOLDERS’ EQUITY (DEFICIT)

Preferred Stock

We are authorized to issue up to 10,000,000 shares of preferred stock with a par value of $0.001 and our Board of Directors has the authority to issue one or more classes of preferred stock with rights senior to those of common stock and to determine the rights, privileges and preferences of that preferred stock.

As of December 31, 2019 and March 31, 2019 we had no preferred stock issued or outstanding.

Common Stock

During the nine months ended December 31, 2019, we issued 59,215,648 shares of common stock in exchange for net proceeds of $825,000.

In conjunction with the sale of common stock during the year ended March 31, 2018, we provided a guarantee to certain individuals such that we would issue additional shares of our common stock if the average closing price of our common stock fell below $0.02 per share on the 20 days preceding the 18-month anniversary of the date the shares were originally sold. As a result of this guarantee, we had recorded $626,388 in accounts payable and accrued liabilities on our balance sheet as of March 31, 2018. During the year ended March 31, 2019, the 18-month anniversary passed without the common stock falling below the set threshold, therefore, we were released from the guarantee, and we increased additional paid-in capital by $525,000 to remove the previously recorded offering costs. During the nine months ended December 31, 2019, the 18-month anniversary passed without the common stock falling below the set threshold, therefore, we were released from the guarantee, and we increased additional paid-in capital by $101,387 to remove the previously recorded offering costs.

Also during the nine months ended December 31, 2019, we issued 241,000,000 shares of common stock, valued at $3,865,500 based on the market value on the day of issuance, to multiple employees for services and compensation, which is subject to forfeiture if the employee is not in good standing at the time the shares are fully vested. Of the $3,865,500 value we recognized $1,844,639 as an expense during the nine months ending December 31, 2019 and the remaining $2,020,861 will be recognized ratably over the vesting term. In addition to the shares issued to employees, we also issued an additional 285,618,592 shares of common stock, valued at $831,800 based on the market value on the day of issuance, for services.

During the nine months ended December 31, 2019 we repurchased 5,150 shares of common stock for $102 and we cancelled 22,500,000 shares that were returned in accordance with the terms of a Convertible Promissory Note (see Note 6), reducing common stock by $22,500 and increasing additional paid in capital by the same. We also cancelled 200,000,000 shares returned in conjunction with the termination of a Joint Venture Agreement entered into in March of 2019, reducing common stock by $200,000, reducing additional paid in capital by $3,180,000, offset with a reduction in our prepaid asset of $3,380,000. During the nine months ended December 31, 2019 we recorded a beneficial conversion feature of $1,000,000 related to a convertible promissory note entered into with a related party (see Note 5).

INVESTVIEW, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2019

(Unaudited)

As of December 31, 2019 and March 31, 2019, the Company had 3,003,490,408 and 2,640,161,318 shares of common stock issued and outstanding, respectively.

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

The following table summarizes the changes in employee stock options outstanding and the related prices for the shares of our common stock issued to employees under two employee stock option plans:

Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price	Life (years)	Value
Options outstanding at March 31, 2018	35,000	$10.00	1.51	$-
Granted	-	$-
Exercised	-	$-
Canceled / expired	-	$-
Options outstanding at March 31, 2019	35,000	$10.00	0.51	$-
Granted	-	$-
Exercised	-	$-
Canceled / expired	(35,000)	$10.00
Options outstanding at December 31, 2019	-	$-	-	$-
Options exercisable at December 31, 2019	-	$-	-	$-

Stock-based compensation expense in connection with options granted to employees for the three months ended December 31, 2019 and 2018, was $0.

Warrants

The following table summarizes the warrants outstanding and the related prices for the shares of our common stock as of December 31, 2019:

	Warrants Outstanding			Warrants Exercisable
Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
Exercise	Number	Contractual	Exercise	Number	Exercise
Price	Outstanding	Life (Years)	Price	Exercisable	Price
$1.50	125,000	0.46	$1.50	125,000	$1.50

INVESTVIEW, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2019

(Unaudited)

Transactions involving our warrant issuance are summarized as follows:

		Weighted
	Number of	Average
	Shares	Exercise Price
Warrants outstanding at March 31, 2018	6,169,497	$1.50
Granted / restated	-	$-
Canceled	-	$-
Expired	(1,117,000)	$1.48
Warrants outstanding at March 31, 2019	5,052,497	$1.50
Granted	-	$-
Canceled	-	$-
Expired	(4,927,497)	$1.50
Warrants outstanding at December 31, 2019	125,000	$1.50

NOTE 9 – COMMITMENTS AND CONTINGENCIES

Litigation

In the ordinary course of business, we may be or have been involved in legal proceedings from time to time. Below is a description of all legal proceedings we were involved in during the nine months ended December 31, 2019.

●	In February 2018, we received a subpoena from the United States Commodity Futures Trading Commission (“CFTC”). We complied with the terms of the subpoena, negotiated a resolution of this matter with the CFTC staff, and a final order was issued on September 14, 2018. Under the order, we are not admitting or denying any of the allegations, will pay a fine of $150,000, and have agreed not to act as an unregistered Commodities Trading Advisor in the future. As of December 31, 2019 we have paid all amounts owed to CFTC and no unpaid balance remains.

●	In April of 2019, we received a Summons and Complaint from Fibernet Corp making claims of unpaid invoices and breach of contracts entered into in February 2012 and January 2015 as RazorData Corp. Without admitting fault or liability, in June of 2019, we entered into an agreement with Fibernet Corp to settle all claims and release us from any future claims in exchange for a payment of $35,160 to avoid ongoing litigation related to this matter.

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

During the nine months ended December 31, 2019 we entered two operating leases for office space in Eatontown, New Jersey (the “Eatontown Lease”) and Kaysville, Utah (the “Kaysville Lease”). We have the option to extend the three year lease term of the Eatontown Lease for a period of one year. In addition, we are obligated to pay twelve monthly installments to cover an annual utility charge of $1.75 per rentable square foot for electric usage within the demised premises. As the lessor has the right to digitally meter and charge us accordingly, these payments were deemed variable and will be expensed as incurred. During the three and nine months ended December 31, 2019 the variable lease costs amounted to $831 and $1,385, respectively. At commencement of the Eatontown Lease, right-of-use assets obtained in exchange for new operating lease liabilities amounted to $110,097. We have the option to extend the twelve-and-a-half-month lease term of the Kaysville Lease for a period of one year. At commencement of the Kaysville Lease, right-of-use assets obtained in exchange for new operating lease liabilities amounted to $21,147.

Operating lease expense was $16,397 and $24,630 for the three and nine months ended December 31, 2019, respectively. Operating cash flows used for the operating leases during the three and nine months ended December 31, 2019 were $12,897 and $18,797, respectively. As of December 31, 2019, the weighted average remaining lease term was 2.34 years and the weighted average discount rate was 12%.

INVESTVIEW, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2019

(Unaudited)

Future minimum lease payments under non-cancellable leases as of December 31, 2019 were as follows:

Remainder of 2020	$14,897
2021	56,794
2022	48,000
2023	16,000
Total	135,691
Less: Interest	(17,294)
Present value of lease liability	118,397
Operating lease liability, current [1]	(59,064)
Operating lease liability, long term	$59,333

[1] Represents lease payments to be made in the next 12 months

NOTE 11 – SUBSEQUENT EVENTS

Subsequent to December 31, 2019 we received $1,070,000 in proceeds from related party advances and issued 10,000,000 shares of our common stock for services.

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

Business Overview

We are an emerging leader in the financial technology (FINTECH) sector, leveraging the latest innovations in technology for financial education, services and interactive tools. Our family of subsidiaries focus on delivering products that serve individuals around the world. From personal money management, to advancements in blockchain technologies, our companies are forging a path for individuals to take advantage of financial and technical innovations.

Under our parent company, Investview, Inc., our significant operating subsidiaries include:

Kuvera, LLC and Kuvera France S.A.S. – provides financial education and cost savings tools for individuals worldwide.

S.A.F.E. Management, LLC – trade advisory services for those who lack the time to trade for themselves.

SAFETek, LLC – deploying next generation processing technologies for artificial intelligence, data mining and blockchain technologies.

APEX Tek, LLC – sells and distributes the APEX program which is a passive income model for those who seek to purchase assets that will generate monthly cash flow. This model has drawn considerable institutional interest.

Results of Operations

Three Months Ended December 31, 2019 Compared to Three Months Ended December 31, 2018

Revenues

We recorded net revenue of $4,963,611 for the three months ended December 31, 2019, which was a decrease of $2,769,423 or 36%, from the prior period revenue of $7,733,034. This decrease was due to a minor loss of repeat subscription customers coupled with our lack of cryptocurrency service revenue. The lack of cryptocurrency revenue can be explained by our termination of the agent arrangement with a third-party supplier of crypotocurrency mining services.

Operating Costs and Expenses

We recorded operating costs and expenses of $6,702,907 for the three months ended December 31, 2019, which was a decrease of $1,272,015, or 16%, from the prior period’s operating costs and expenses of $7,974,922. The decrease can be fully explained by the decrease in commissions, which was a result of our bonus plans paying out beyond our maximum threshold in the prior period due to certain bonus programs in place, which has since been adjusted to reduce such payouts. For the three months ended December 31, 2019 commissions as a percent of total net revenue was 32%, versus 66% in the prior period.

Other Income and Expenses

We recorded other expense of $2,086,434 for the three months ended December 31, 2019, which was a difference of $1,878,614, or 904%, from the prior period other expense of $207,820. The change is due to the interest expense incurred in the three months ended December 31, 2019 of $1,794,623 versus only $206,007 incurred in the prior period.

Nine Months Ended December 31, 2019 Compared to Nine Months Ended December 31, 2018

Revenues

We recorded net revenue of $19,717,448 for the nine months ended December 31, 2019, which was a decrease of $3,625,155 or 16%, from the prior period revenue of $23,342,603. This decrease was due to a minor loss of repeat subscription customers coupled with our lack of cryptocurrency service revenue. The lack of cryptocurrency revenue can be explained by our termination of the agent arrangement with a third-party supplier of crypotocurrency mining services.

Operating Costs and Expenses

We recorded operating costs and expenses of $24,355,004 for the nine months ended December 31, 2019, which was a decrease of $1,872,691, or 7%, from the prior period’s operating costs and expenses of $26,227,695. This change is principally a result of a decrease of $6,494,247, or 38%, in commissions which was a result of our bonus plans paying out beyond our maximum threshold in the prior period due to certain bonus programs in place, which has since been adjusted to reduce such payouts. The decrease was offset by an increase in salary and related costs which was due to the Company recording $2,676,439 worth of stock for services and compensation.

Other Income and Expenses

We recorded other expense of $3,940,313 for the nine months ended December 31, 2019, which was a difference of $5,859,552, or 305%, from the prior period other income of $1,919,239. The change is due to the gain on bargain purchase recorded as a result of the United Games, LLC and United League, LLC acquisition that took place during the nine months ended December 31, 2018, as compared to no such gain in the prior period. Additionally, in the current period there was interest expense recorded of $5,536,354 offset by a gain on debt extinguishment of $1,725,384, whereas in the prior period interest expense was only $215,154 and there was a gain on debt extinguishment of $19,387.

Liquidity and Capital Resources

During the nine months ended December 31, 2019, we incurred a net loss of $8,587,449. This loss was funded by cash provided by operating activities of $4,690,473 offset by cash used in investing activities of $4,171,341 and cash used in financing activities of $389,212. As a result, our cash and cash equivalents increased by $129,956 to $263,600 as compared to $133,644 at the beginning of the fiscal year.

Our current liabilities exceeded our current assets (working capital deficit) by $10,938,623 as of December 31, 2019, as compared to $2,222,990 at March 31, 2019. The increase in the working capital deficit is due to an increase in our other current liabilities of $7,576,800 which is due to cash received for our APEX program, which results in the Company recording financial liabilities for amounts to be repaid under the program.

During the nine months ended December 31, 2019, we raised $2,177,452 in cash proceeds from new debt arrangements, raised $2,164,500 in cash proceeds from related parties, and received $825,000 from the sale of our common stock. Additionally, net cash provided by operations was $4,690,473 for the nine months ended December 31, 2019 due mostly do the receipt of $9,693,141 of cash received in from our APEX program.

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

Critical Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations (Regulation S-X) of the Securities and Exchange Commission (the “SEC”) and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the three and nine months ended December 31, 2019, are not necessarily indicative of the operating results that may be expected for the year ending March 31, 2020. These unaudited condensed consolidated financial statements should be read in conjunction with the March 31, 2019 consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended March 31, 2019.

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

During the nine months ended December 31, 2019 we had the following activity related to our sale and leaseback transactions:

Proceeds from sales of APEX	$9,693,141
Interest recognized on financial liability	877,352
Payments made for leased equipment	(1,341,100)
Total financial liability	9,229,393
Other current liabilities [1]	(7,576,800)
Other long-term liabilities	$1,652,593

[1] Represents lease payments to be made in the next 12 months

As of December 31, 2019 we have received proceeds of $607,205 in additional deposits for APEX sales, which has been recorded in the customer advance amount shown on our balance sheet.

Revenue Recognition

Subscription Revenue

The majority of our revenue is generated by subscription sales and payment is received at the time of purchase. We recognize subscription revenue in accordance with ASC 606-10 where revenue is measured based on a consideration specified in a contract with a customer and recognized when we satisfy the performance obligation specified in each contract. Our performance obligation is to provide services over a fixed subscription period, therefore we recognize revenue ratably over the subscription period and deferred revenue is recorded for the portion of the subscription period subsequent to each reporting date. Additionally, we offer a 10-day trial period to subscription customers, during which a full refund can be requested if a customer does not like the product. Revenues are deferred during the trial period as collection is not probable until that time has passed. Revenues are presented net of refunds, sales incentives, credits, and known and estimated credit card chargebacks.

Equipment Sales

We generate revenue from the sale of high-speed computer processing equipment that is used for any of the following intense processing activities: protein folding, CGI rendering, Game Streaming, Machine & Deep Learning, Mining, Independent Financial Verification, and general high-speed computing. We recognize equipment sales revenue in accordance with ASC 606-10 where revenue is measured based on a consideration specified in a contract with a customer and recognized when we satisfy the performance obligation specified in each contract. Our performance obligation is to deliver an equipment package to our customers which includes hardware, software, and firmware and is drop-shipped to a hosting data center. We receive payment at the time of purchase and recognize revenue when the equipment package is delivered and ready for maintenance and hosting, which our customers arrange for, and obtain, from a separate third party that provides such services.

Cryptocurrency Mining Service Revenue

We generate revenue from the sale of cryptocurrency mining services to our customers through an arrangement with a third-party supplier. We recognize cryptocurrency mining service revenue in accordance with ASC 606-10 where revenue is measured based on a consideration specified in a contract with a customer and recognized when we satisfy the performance obligation specified in each contract. Our performance obligation is to arrange for the third-party to provide mining services to our customers and payment is received at the time of purchase, therefore revenue is recognized upon receipt of payment. We recognize revenue in the amount of the fee to which we are entitled to as an agent, or the amount of consideration that we retain after paying the third-party the consideration received in exchange for the services the third-party is to provide.

Mining Revenue

Through our wholly owned subsidiary, SAFETek, LLC, we lease equipment under a sales-type lease and use the equipment on blockchain networks to validate and add blocks of transactions to blockchain ledgers (commonly referred to as “mining”). As compensation for mining we are issued fees from processors and/or block rewards that are newly created cryptocurrency units granted to us. Our mining activities constitute our ongoing major and central operations of SAFETek, LLC. Because we do not have contracts, nor do we have customers associated with our mining revenue, we recognize revenue when fees and/or rewards are settled, or ultimately granted to us as a result of our mining activities.

Fee Revenue

We generate fee revenue from our customers through SAFE Management, our subsidiary licensed as a Registered Investment Advisor and Commodities Trading Advisor. We recognize fee revenue in accordance with ASC 606-10 where revenue is measured based on a consideration specified in a contract with a customer and recognized when we satisfy the performance obligation specified in each contract. Our performance obligation is to deliver fully managed trading services to individuals who do not meet the requirements of Qualified Investors and who lack the time to trade for themselves. We recognize fee revenue as our performance obligation is met and we receive payment for such advisory fees in the month following recognition.

Revenue generated for the nine months ended December 31, 2019 is as follows:

	Subscription Revenue	Equipment Sales	Cryptocurrency Mining Service Revenue	Mining Revenue	Fee Revenue	Total
Gross billings/receipts	$21,214,747	$-	$-	$380,871	$9,486	$21,605,104
Refunds, incentives, credits, and chargebacks	(1,887,656)	-	-	-	-	(1,887,656)
Amounts paid to supplier	-	-	-	-	-	-
Net revenue	$19,327,091	$-	$-	$380,871	$9,486	$19,717,448

Revenue generated for the nine months ended December 31, 2018 is as follows:

	Subscription Revenue	Equipment Sales	Cryptocurrency Mining Service Revenue	Mining Revenue	Fee Revenue	Total
Gross billings/receipts	$21,882,005	$698,954	$5,690,380	$-	$-	$28,271,389
Refunds, incentives, credits, and chargebacks	(1,047,007)	(4,000)	(6,501)	-	-	(1,057,508)
Amounts paid to supplier	-	-	(3,871,278)	-	-	(3,871,278
Net revenue	$20,835,048	$694,954	$1,812,601	$-	$-	$23,342,603

Revenue generated for the three months ended December 31, 2019 is as follows:

	Subscription Revenue	Equipment Sales	Cryptocurrency Mining Service Revenue	Mining Revenue	Fee Revenue	Total
Gross billings/receipts	$5,096,886	$-	$-	$380,871	$4,117	$5,481,874
Refunds, incentives, credits, and chargebacks	(518,263)	-	-	-	-	(518,263)
Amounts paid to supplier	-	-	-	-	-	-
Net revenue	$4,578,623	$-	$-	$380,871	$4,117	$4,963,611

Revenue generated for the three months ended December 31, 2018 is as follows:

	Subscription Revenue	Equipment Sales	Cryptocurrency Mining Service Revenue	Mining Revenue	Fee Revenue	Total
Gross billings/receipts	$7,204,415	$698,954	$40,779	$-	$-	$7,944,148
Refunds, incentives, credits, and chargebacks	(200,613)	(4,000)	(6,501)	-	-	(211,114)
Amounts paid to supplier	-	-	-	-	-	-
Net revenue	$7,003,802	$694,954	$34,278	$-	$-	$7,773,034

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

Changes in Internal Controls

There were no changes in our internal controls over financial reporting during the fiscal quarter ended December 31, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

In the ordinary course of business, we may be or have been involved in legal proceedings from time to time. Below is a description of all legal proceedings we were involved in during the nine months ended December 31, 2019.

●	In February 2018, we received a subpoena from the United States Commodity Futures Trading Commission (“CFTC”). We complied with the terms of the subpoena, negotiated a resolution of this matter with the CFTC staff, and a final order was issued on September 14, 2018. Under the order, we are not admitting or denying any of the allegations, will pay a fine of $150,000, and have agreed not to act as an unregistered Commodities Trading Advisor in the future. As of December 31, 2019 we have paid all amounts owed to CFTC and no unpaid balance remains.

●	In April of 2019, we received a Summons and Complaint from Fibernet Corp making claims of unpaid invoices and breach of contracts entered into in February 2012 and January 2015 as RazorData Corp. Without admitting fault or liability, in June of 2019, we entered into an agreement with Fibernet Corp to settle all claims and release us from any future claims in exchange for a payment of $35,160 to avoid ongoing litigation related to this matter.

ITEM 1.A – RISK FACTORS

N/A

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In October 2019 we received $175,000 in proceeds from the sale of 7,000,000 shares of our common stock and issued 12,400,000 shares of our common stock for services.

In December 2019 we issued 3,218,592 shares of our common stock for services that has not been previously reported in any of our SEC filings.

In January and February 2020 we issued 10,000,000 shares of our common stock for services.

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

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 – MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5 – OTHER INFORMATION

None.

ITEM 6 – EXHIBITS

The following exhibits are filed as a part of this report:

Exhibit Number*	Title of Document	Location

Item 10	Material Contracts

10.52	Revenue Share Agreement dated September 16, 2019, and executed October 1, 2019	Incorporated by reference to the Current Report on Form 8-K filed October 7, 2019

10.53	Agreement to Terminate Joint Venture Agreement of March 5, 2019, dated September 16, 2019, and executed October 1, 2019	Incorporated by reference to the Current Report on Form 8-K filed October 7, 2019

10.54	Employment Agreement between Joseph Cammarata and Investview, Inc., effective December 1, 2019	Incorporated by reference to the Current Report on Form 8-K/A filed December 5, 2019

Item 31	Rule 13a-14(a)/15d-14(a) Certifications

31.01	Certification of Principal Executive Officer Pursuant to Rule 13a-14	This filing.

31.02	Certification of Principal Financial Officer Pursuant to Rule 13a-14	This filing.

Item 32	Section 1350 Certifications

32.01	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	This filing.

32.02	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	This filing.

Item 101***	Interactive Data File

101.INS	XBRL Instance Document	This filing.

101.SCH	XBRL Taxonomy Extension Schema	This filing.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase	This filing.

101.DEF	XBRL Taxonomy Extension Definition Linkbase	This filing.

101.LAB	XBRL Taxonomy Extension Label Linkbase	This filing.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase	This filing.

*	All exhibits are numbered with the number preceding the decimal indicating the applicable SEC reference number in Item 601 and the number following the decimal indicating the sequence of the particular document. Omitted numbers in the sequence refer to documents previously filed as an exhibit.

**	Identifies each management contract or compensatory plan or arrangement required to be filed as an exhibit as required by Item 15(a)(3) of Form 10-K.

***	Users of this data are advised that, pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or Annual Report for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Exchange Act of 1934 and otherwise are not subject to liability.

SIGNATURE PAGE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

INVESTVIEW, INC.

Dated: February 14, 2020	By:	/s/ Joseph Cammarata
Joseph Cammarata
Chief Executive Officer
(Principal Executive Officer)

Dated: February 14, 2020	By:	/s/ Jayme L. McWidener
Jayme L. McWidener
Chief Financial Officer
(Principal Financial Officer and Accounting Officer)

