Form 10-K
period 2020-03-31
Investview, Inc.
filed 2020-06-30
CIK 862651

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED

March 31, 2020

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. As of September 30, 2019, the aggregate market value of the issued and outstanding common stock held by non-affiliates of the registrant, based upon the closing price per share of $0.0119 of the common stock as traded on the OTCQB was approximately $14,386,770.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. As of June 26, 2020, there were 3,235,481,329 shares of common stock par value $0.001 per share, outstanding.

Documents incorporated by reference: NONE

INVESTVIEW, INC.

2020 FORM 10-K ANNUAL REPORT

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

The following factors are among those that may cause actual results to differ materially from our forward-looking statements:

●	noncompliance by our independent distributors with applicable legal requirements or our policies and procedures;
●	potential adverse effects on our business and stock price due to ineffective internal controls over financial reporting;
●	the impact of the COVID-19 pandemic on our business, employees, members, operating results, and ability to obtain additional funding;
●	inability to manage financial reporting and internal control systems and processes;
●	inability to properly motivate and manage our independent distributors;
●	inability to manage existing markets, open new international markets, or expand our operations;
●	inability of new products to gain distributor or market acceptance;
●	inability to execute our product launch process due to increased pressure on our supply chain, information systems, and management;
●	disruptions in our information technology systems;
●	inability to protect against cybersecurity risks and to maintain the integrity of data;
●	international trade or foreign exchange restrictions, increased tariffs, and foreign currency exchange fluctuations;
●	deterioration of global economic conditions;
●	inability to raise additional capital if needed;
●	inability to retain independent distributors or to attract new independent distributors on an ongoing basis;
●	government regulations on direct selling activities in our various markets prohibiting or severely restricting our business;
●	unfavorable publicity on our business or products;
●	a finding that our direct selling program is not in compliance with current or newly adopted laws or regulations in various markets;
●	expensive and time-consuming legal proceedings;
●	potential for investigatory and enforcement action by the federal and state regulatory authorities;
●	failure to comply with anti-corruption laws;
●	inability to build and integrate our management team;
●	loss of, or inability to attract, key personnel;
●	unexpected tax or other assessments relating to the activity of our independent distributors;
●	economic, political, foreign exchange, and other risks associated with international operations; and
●	volatility of the market price of our common stock.

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

Effective July 22, 2019 we renamed our non-operating wholly owned subsidiary Razor Data, LLC to Apex Tek, LLC, a Utah Limited Liability Company.

Overview

Investview has established a portfolio of wholly owned subsidiaries that deliver leading edge technologies, services and research, primarily dedicated to the individual consumer. As financial technologies evolve, Investview seeks to deliver innovative methods and products to enable participation in emerging markets and information technology advancements for individuals and companies. Each of its subsidiaries are designed to work in tandem with one another generating a worldwide presence for Investview.

Our largest subsidiary is Kuvera LLC, which delivers financial education, technology and research to individuals through a subscription-based model. Kuvera, LLC provides research, education, and investment tools designed to assist the self-directed investor in successfully navigating the financial markets. These services include research, trade alerts, and live trading rooms that include instruction in equities, options, FOREX, ETFs, binary options, crowdfunding and cryptocurrency sector education. In addition to trading tools and research, we also offer full education and software applications to assist the individual in debt reduction, increased savings, budgeting, and proper tax management. Each product subscription includes a core set of trading tools/research along with the personal finance management suite to provide an individual with complete access to the information necessary to cultivate and manage his or her financial situation. Kuvera operations are located at Salt Lake City, Utah and more information can be found at kuveraglobal.com.

Kuvera France S.A.S. is our entity in France that distributes Kuvera products and services throughout the European Union.

S.A.F.E. Management, LLC is a Registered Investment Adviser and Commodity Trading Adviser that has been established to deliver automated trading strategies to individuals who find they lack the time to trade for themselves. SAFE is committed to bringing innovative trade methodologies, strategies and algorithms for all worldwide financial markets. SAFE Management is a state registered investment adviser and operations are located in our Eatontown, New Jersey Corporate Finance location. More information regarding S.A.F.E. Management, LLC can be found at safeadvglobal.com.

SAFETek, LLC (formerly WealthGen Global, LLC) is a new addition that we established for expansion plans in the high-speed processing computing space. SAFETek, LLC is in the process of deploying a large scale processing operation that can be used for any of the following intense processing activities: protein folding, CGI rendering, Game Streaming, Machine & Deep Learning, Mining, Independent Financial Verification, and general high-speed computing. Key trending markets for Data Computation include Internet of Things, Smart Homes, smart cities, smart devices, Artificial intelligence, blockchain technology, Virtual Reality, 3D animation, and health technology data to name a few. More information regarding SAFETek, LLC can be found at safeteksolutions.com.

Apex Tek, LLC (formerly Razor Data, LLC) is the entity responsible for sales of the Apex program. Launched in September 2019, the Apex product pack includes hardware, firmware, software and insurance that can be purchased and then leased to SAFETek LLC. Apex is a technology asset that creates passive income for those who desire to diversify their holdings. More information can be found at apextekglobal.com.

Government Regulation

We have historically positioned the company as a knowledge provider and educator that seeks to augment a user’s informed decision-making process, rather than to act as a conductor of investment decisions or a representative of investment services. As such, most of our activities do not fall within the scope of securities industry regulation. Most of our products and services also do not require that any representative distributing our services conduct themselves as an investment advisor or broker. However, our subsidiary S.A.F.E. Management, LLC, recently received its registration and disclosure approval from the National Futures Association. S.A.F.E. Management, LLC is now a New Jersey State Registered Investment Adviser (“RIA”), Commodities Trading Advisor (“CTA”), and Commodity Pool Operator registered with the U.S. Commodity Futures Trading Commission (“CFTC”), and is approved by the CFTC for over the counter FOREX advisory services. As a New Jersey-registered RIA, we are required to comply with the laws and regulations of those states in which we have the requisite number of customers governing the activities of investment advisers and the fees they can charge, as well as certain provisions of the Investment Adviser Act of 1940. As a CFTC registered CTA, Commodity Pool Operator, and FOREX adviser, we are required to comply with federal law and CFTC rules regulating those activities.

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

Employees

As of June 26, 2020, we had 22 employees.

Internet Address

Additional information concerning our business can be found on our website at www.investview.com for the most up-to-date corporate financial information, presentation announcements, transcripts, and archives. Information regarding our products and services offered by our wholly owned subsidiary, Kuvera LLC, may be found at www.kuveraglobal.com. SAFE Management LLC services can be viewed at www.safeadvglobal.com. Apex Tek LLC product information can be found at: www.apextekglobal.com and SAFETek, LLC information is available at www.safeteksolutions.com. Web site links provided in may change in the future. We make available free of charge on our website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports, as soon as reasonably practicable after we electronically file such material with or furnish it to the Securities and Exchange Commission.

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

From our inception on August 1, 2005, through March 31, 2020, we have incurred cumulative losses of $46,382,174, recorded net losses from operations of $21,285,191 for the year ended March 31, 2020, and our cash balance on March 31, 2020, was $137,177. Accordingly, we cannot assure that we will achieve profitability in the immediate future or at all.

Our independent auditors have expressed substantial doubt about our ability to continue as a going concern.

In their audit opinion issued in connection with our consolidated balance sheet as of March 31, 2020, and our related consolidated statements of operations, stockholders’ deficit, and cash flows for the year ended March 31, 2020, our auditors have expressed substantial doubt about our ability to continue as a going concern given our recurring net losses, negative cash flows from operations, and the limited amount of funds on our balance sheet. We have prepared our consolidated financial statements on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The consolidated financial statements do not include any adjustments that might be necessary should we be unable to continue in existence. This could make it more difficult to raise capital in the future.

Our operations and financial condition may be adversely impacted by the COVID-19 pandemic.

In December 2019, a strain of novel coronavirus, or COVID-19, was first reported in Wuhan, China, resulting in thousands of confirmed cases of the disease in China. By January, the Chinese government implemented a quarantine protocol for Wuhan and implemented other restrictions for other major Chinese cities, including mandatory business closures, social distancing measures, and various travel restrictions, all of which have subsequently been adopted in countries throughout the world. On March 11, 2020, as COVID-19 spread outside of China, the World Health Organization designated the outbreak as a global pandemic. This pandemic could affect our business, employees, operating results, ability to obtain additional funding, product development programs, research and development programs, suppliers and third-party manufacturers.

We anticipate that COVID-19 and a prolonged public health crisis may negatively impact our financial condition and operating results; however, given the evolving health, economic, social, and governmental environments, the breadth and duration of the impact remains uncertain. Given the dynamic nature of these circumstances, the duration of any business disruption or potential impact to our business resulting from the COVID-19 coronavirus is difficult to predict, but it may increase our costs or expenses.

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

For the operating period since inception through March 31, 2020, we have reported an accumulated deficit of $46,382,174. We reported a net loss of $21,285,191 for the year ended March 31, 2020, and a net loss from operations of $9,093,419. We cannot be certain whether we will ever become profitable, or if we do, that we will be able to continue to be profitable. Also, any economic weakness or global recession may limit our ability to market our products. Any of these factors could cause our stock price to decline and result in investors losing a portion or all of their investment.

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

Our common stock has closed as low as $0.005 per share and as high as $0.043 per share during the most recent fiscal year. We believe this volatility may be caused, in part, by variations in our quarterly operating results, delays in development of our technologies, changes in market valuations of similar companies, and the volume of our stock in the market.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our corporate headquarters are located at 234 Industrial Way West, Ste A202, Eatontown, New Jersey 07724 and are being leased under a three-year lease agreement that will expire in June 2022. Our Apex Tek, LLC headquarters are located at 459 North 300 West, #15, Kaysville, Utah 84037 and are being leased under a one-year lease agreement that will expire at the end of September 2020. Our Kuvera, LLC headquarters are located at 2940 West Maple Loop Drive, Suite 303, Office A, C, & D, Lehi, Utah 84043 and are being lease on a month-to-month basis. We also lease office space in France located at 4 D rue du Lieutenant-Colonel Dubois, 350000 Rennes on a month-to-month basis.

Item 3. Legal Proceedings

In the ordinary course of business, we may be or have been involved in legal proceedings from time to time; however we do not anticipate that the outcome of such matters and disputes will materially affect our financial statements.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is traded on the OTCQB under the symbol “INVU.” The following table sets forth the range of low and high closing sale prices for our common stock for each of the periods indicated as reported and summarized by the OTCQB:

	Low	High

2020:
Fourth Quarter	$0.012	$0.043
Third Quarter	$0.010	$0.015
Second Quarter	$0.010	$0.012
First Quarter	$0.005	$0.010
2019:
Fourth Quarter	$0.008	$0.037
Third Quarter	$0.006	$0.020
Second Quarter	$0.030	$0.010
First Quarter	$0.011	$0.030

As of June 26, 2020, we had approximately 613 stockholders of record of our common stock and 3,214,481,329 shares of common stock issued and outstanding.

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

Recent Sales of Unregistered Securities

In March 2020, we entered into a two separate Convertible Promissory Notes and received proceeds of $200,000 and $150,000 after incurring loan fees of $3,000 for each. The notes incur interest at 10% per annum and have maturity dates in June of 2021. The Convertible Promissory Notes have variable conversion rates that are 65% of the average of the two lowest trading prices during the previous 15-trading-day period, subject to adjustment.

In the fourth quarter of the year ending March 31 2020, we issued a total of 11,000,000 shares of our common stock to two employees as compensation.

Effective March 31, 2020 we entered into a settlement agreement with a member of our senior management team to issue 200,000,000 shares of our common stock to repay a $3,600,000 convertible promissory note and $500,000 worth of short-term advances for a total of $4,100,000 worth of related party debt settled. In conjunction with the settlement the full debt discount associated with the note, in the amount of $3,600,000, was recognized into interest expense during the year ended March 31, 2020.

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

Plan of Operations

During the period from April 1, 2019 to March 31, 2020, the executive management team set a primary objective of reaching profitability. We were in final phases of the establishment of Apex Tek, LLC, SAFETek, LLC and the full registration of SAFE Management LLC, our Registered Investment Advisory and Commodity Trading Advisor.

During this time each of our companies suffered several difficulties and setbacks which prevented us from achieving our goal and generated increased losses for our shareholders. We made significant changes that naturally caused us to step backward but we believe these changes have made us stronger and in a better position to reach our goal of profitability in fiscal 2021.

The explanation for these changes and associated benefit is as follows:

In August of 2019, we raised additional funds which came with specific actions the company agreed to take. These actions installed Annette Raynor as Chief Executive Officer and a new management team to run Kuvera. Annette’s tenure would be short lived, ending on December 3, 2019 when the Company installed Joseph Cammarata as Chief Executive Officer. The objective of the executive management team in August was to properly structure Investview, decrease operating expenses of the subsidiaries, create an institutional financing structure for proper growth and source highly experienced and seasoned Executives to bring the company forward.

Kuvera LLC – our financial education platform that services the individual consumer and is distributed via network marketing continued to pay out higher than expected commissions in spite of numerous bonus payout adjustments over a three-year period. In August of 2019, a new team of managers were installed to completely overhaul the Kuvera product subscription, bonus plan, back office and operating team. During this time of significant change, which began on October 1, 2019 and was not completed until February 1, 2020, we lost $3 million in subscription revenue due to Kuvera cancellations. We anticipated a greater decrease and were surprised to see that it was only $3 million for the year. The Kuvera bonus plan is now aligned with the company objectives; it rewards retention, new customers, and volume growth while maintaining proper payout ratios. Kuvera is once again growing revenue month over month and retaining more customers. During this same period, Kuvera cut their overhead, eliminated staff and streamlined daily operations.

SAFE Management – our RIA/CTA launched the EquityPro and Wealth Builder investment strategies in March of 2019 and the FX Global strategy in October of 2019 after completing their NFA on-site exam. SAFE currently has assets under management of $800,000. Regulatory filings and conformance have prevented the firm from meeting their growth objectives. The management team is in the process of streamlining the strategies offered and will re-structure the firm to enable scalable growth. These changes are planned to commence during August 2020 with full implementation by calendar year end.

Apex Tek, LLC / SAFETek, LLC – our subsidiary that sells the APEX package saw rapid growth during fiscal 2020. However, the sales of the product outpaced the company’s ability to source and SAFETek, LLC’s ability to properly deploy the APEX operating units. This was further impacted during the Covid pandemic which stopped manufacturing processes in China as early as December of 2019. Nearly $5 million of hardware was held up and did not arrive until February of 2019. Shortly after arrival, the United States went into quarantine further impacting our ability to implement, test, operate and scale SAFETek, LLC operations. We have taken a number of actions to preserve capital while ramping up operations including reduced lease payments and planned changes to the APEX program for the future. The supply chain issues were systemic and beyond the scope of management control. The executive management team could only work to minimize losses while working to resume operations. We plan to deploy processes to increase efficiency of in place operating units, continue to test and evaluate new technologies to increase mining output while establishing multiple supply sources for equipment.

We completed our integration of United Games and United League assets into operations. These entities may be eliminated or re-structured in the future as we are currently assessing the potential future for social gaming app known as FIREFAN.

Additional changes implemented by Investview during fiscal 2020 included the naming of Jayme McWidener as Chief Financial Officer, John Tabacco as Consultant and Chief Digital Officer, the withdrawal of Jeremy Roma as President of SAFETek, LLC, and the early retirement of Chad Miller, Founder and Director.

Investview has transformed dramatically over the last twelve months and these changes negatively impacted our financial performance. However, we believe these changes were necessary to reach our ultimate objective of profitability.

Some of the benefits of these actions include:

●	Reduction in Kuvera bonus payout percentages as previously noted

●	Debt carrying charges of $360,000 monthly have been eliminated

●	The retirement of $6.5 million in debt for the first quarter of 2021

●	Our operating expenses for fiscal 2021 are tracking at $18 million versus the $33 million noted for fiscal 2020

We believe Kuvera and Kuvera France will lead our initial march towards profitability due to their increased margins, reduction in overhead, and continued growth of the customer base. SAFE Management will continue to maintain its current strategy offerings and management while finalizing the scalable solution planned for January 2021. Apex Tek, LLC will focus on the creation of a new APEX package and structure while SAFETek, LLC will continue to increase production until it reaches planned capacity. It is unknown at this time, how long it will take SAFETek, LLC to meet this objective.

Subsequent to this reporting period, Investview closed a multi-part financing agreement with DBR Capital LLC and installed James Bell and David Rothrock to Investview’s Board of Directors. The capital from this arrangement is dedicated to SAFETek, LLC operations and scalability. Most important is the consultation and guidance of DBR management and their willingness to function as a member of our Board.

Results of Operations

Year Ended March 31, 2020, Compared to Year Ended March 31, 2019

Revenues

Revenue, net, decreased $5,475,491, or 18%, from $29,659,081 for the year ended March 31, 2019, to $24,183,590 for the year ended March 31, 2020. The majority of the decrease can be explained by our decrease in subscription sales of $4,598,029, which was due to attrition and an overhaul in the compensation plan of Kuvera during the third quarter, which resulted in a loss of repeat subscription customers. The remainder of the decrease was due to our sales of equipment and cryptocurrency mining service revenue fees earned in the prior year, versus no such sales in the current year, explaining $2,635,879 of the decrease. These decreases were offset by an increase in mining revenue and fees earned in the current year, versus no such sales in the prior year, explaining $1,758,417 of the offsetting increase. Our gross billings decreased by 25%, or $8,762,934, to $26,229,949 in the year ended March 31, 2020, versus $34,992,883 in the year ended March 31, 2019; however, this was offset by refunds, incentives, credits, chargebacks, and amounts paid to suppliers.

Operating Costs

Operating costs decreased $322,928, or 1%, from $33,599,937 for the year ended March 31, 2019, to $33,277,009 for the year ended March 31, 2020, mainly because of a decrease in our commissions of $7,961,708, or 37%, from $21,526,326 for the year ended March 31, 2019, to $13,564,618 for the year ended March 31, 2020 offset by the increase in our general and administrative expenses of $3,437,913, or 83%, from $4,121,279 for the year ended March 31, 2019, to $7,559,192 for the year ended March 31, 2020 and in our salary and related expenses of $2,321,066, or 54%, from $4,272,355 for the year ended March 31, 2019, to $6,593,421 for the year ended March 31, 2020. The decrease in commissions was a result of our bonus plans paying out beyond our maximum threshold in the prior period due to certain bonus programs in place, which has since been adjusted to reduce such payouts. For the year ended March 31, 2020 commissions as a percent of total net revenue was 56%, versus 73% in the prior year. The increase in general and administrative and salary and related expenses can be explained by the Company recording $3,098,643 worth of stock for services and compensation and by incurring administrative costs for the APEX program that was launched during the year ended March 31, 2020.

Other Income (Expense)

We recorded other expense of $12,184,389 for the year ended March 31, 2020, which was a difference of $11,217,918, or 1,161%, from the prior period other expense of $966,471. The change is due to the gain on bargain purchase recorded as a result of the United Games, LLC and United League, LLC acquisition that took place during the year ended March 31, 2019, as compared to no such gain in the current period. Additionally, in the current period there was interest expense recorded of $10,677,768 offset by a gain on debt extinguishment of $2,018,791 and a gain on fair value of derivative liability of $571,231, whereas in the prior period interest expense was only $1,862,461, there was a gain on debt extinguishment of $19,387, and a loss on fair value of derivative liability of $214,376.

Liquidity and Capital Resources

During the year ended March 31, 2020, we incurred a loss of $21,285,191. However, we were able to generate $4,624,767 in cash through our operating activities. We used this cash, along with $624,374 of cash generated from financing activities to fund the purchase of $5,245,606 worth of fixed assets. As a result, our cash and cash equivalents increased by $3,533 to $137,177 as compared to $133,644 at the beginning of the fiscal year.

As of March 31, 2020, our current liabilities exceeded our current assets equal to a working capital deficit of $14,123,625. A year ago, at March 31, 2019, the working capital deficit was $2,222,990.

The above matters, among others, raise substantial doubt about our ability to continue as a going concern. During the year ended March 31, 2020, we raised $4,484,979 in cash proceeds from related parties, $2,527,452 in cash proceeds from new lending arrangements, and $825,000 from the sale of common stock. Subsequent to March 31, 2020, we obtained $10,049,435 in cash proceeds from new lending arrangements. Additionally, subject to a Securities Purchase agreement entered into in April 2020, we have a commitment from an investor to purchase a $9 million promissory note on or before October 31, 2020, subject to certain conditions.

On January 30, 2020, the World Health Organization declared the coronavirus outbreak a “Public Health Emergency of International Concern” and on March 11, 2020, declared it to be a pandemic. Actions taken around the world to help mitigate the spread of the coronavirus include restrictions on travel, and quarantines in certain areas, and forced closures for certain types of public places and businesses. The coronavirus and actions taken to mitigate the spread of it have had and are expected to continue to have an adverse impact on the economies and financial markets of many countries, including the geographical area in which the Company operates. On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) was enacted to amongst other provisions, provide emergency assistance for individuals, families and businesses affected by the coronavirus pandemic. It is unknown how long the adverse conditions associated with the coronavirus will last and what the complete financial effect will be to the company. To date, the Company is experiencing challenges in multiple areas of the organization and the full economic impact is yet to be established.

During the year ended March 31, 2020 we made significant strides and wide sweeping changes. While we believe they will be beneficial to our bottom line, there is no assurance of this. Some of the concerns we face going forward will continue, including but not limited to:

●	Supply chain issues for Apex Tek, LLC and the sourcing of miners due to the worldwide COVID pandemic and manufacturing slow downs

●	SAFETek, LLC operations not scaling according to projections with decreased output due to mining difficulty and operational cost

●	Regulatory reform that could adversely impact the use and demand of digital currencies

●	The recent Bitcoin (BTC) halving event that further reduced mining output in addition to the supply chain issues

Apex Tek, LLC and SAFETek, LLC carry additional risk and generated recent losses, however, they also provide Investview a stake in 4IR, HPC, app development, fintech, blockchain and personal money management sectors. Each of these are areas that are targeted for significant growth spurred by innovations through technology which solidify our position in the fintech space.

While our liabilities are larger than our assets it is important to note that we seek to further reduce our operating expense. The assets we have acquired and will continue to seek out are those of technology, mobile apps, and human resources. These assets are not easily defined on our balance sheet but represent our ability to carry out our objectives which we believe will ultimately lead to positive cash flow, reduced debt and then profitability.

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

Revenue Recognition

Subscription Revenue

The majority of our revenue is generated by subscription sales and payment is received at the time of purchase. We recognize subscription revenue in accordance with ASC 606-10 where revenue is measured based on a consideration specified in a contract with a customer and recognized when we satisfy the performance obligation specified in each contract. Our performance obligation is to provide services over a fixed subscription period, therefore we recognize revenue ratably over the subscription period and deferred revenue is recorded for the portion of the subscription period subsequent to each reporting date. Additionally, we offer a 10-day trial period to first time subscription customers, during which a full refund can be requested if a customer does not like the product. Revenues are deferred during the trial period as collection is not probable until that time has passed. Revenues are presented net of refunds, sales incentives, credits, and known and estimated credit card chargebacks.

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

Cryptocurrency Mining Service Revenue

In the past we generated revenue from the sale of cryptocurrency mining services to our customers through an arrangement with a third-party supplier. We recognized cryptocurrency mining service revenue in accordance with ASC 606-10 where revenue is measured based on a consideration specified in a contract with a customer and recognized when we satisfy the performance obligation specified in each contract. Our performance obligation was to arrange for the third-party to provide mining services to our customers and payment is received at the time of purchase, therefore revenue was recognized upon receipt of payment. We recognized revenue in the amount of the fee to which we are entitled to as an agent, or the amount of consideration that we retained after paying the third-party the consideration received in exchange for the services the third-party was to provide.

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

Revenue generated for the year ended March 31, 2020, was as follows:

	Subscription Revenue	Equipment Sales	Cryptocurrency Mining Service Revenue	Mining Revenue	Fee Revenue	Total
Gross billings/receipts	$24,471,532	$-	$-	$1,745,138	$13,279	$26,229,949
Refunds, incentives, credits, and chargebacks	(2,046,359)	-	-	-	-	(2,046,359)
Amounts paid to supplier	-	-	-	-	-	-
Net revenue	$22,425,173	$-	$-	$1,745,138	$13,279	$24,183,590

Foreign revenues for the year ended March 31, 2020 were $21,191,788 while domestic revenue for the year ended March 31, 2020 was $2,991,802.

Revenue generated for the year ended March 31, 2019 was as follows:

	Subscription Revenue	Equipment Sales	Cryptocurrency Mining Service Revenue	Mining Revenue	Fee Revenue	Total
Gross billings/receipts	$28,518,660	$698,954	$5,775,269	$-	$-	$34,992,883
Refunds, incentives, credits, and chargebacks	(1,495,458)	(4,000)	(6,501)	-	-	(1,505,959)
Amounts paid to supplier	-	-	(3,827,843)	-	-	(3,827,843)
Net revenue	$27,023,202	$694,954	$1,940,925	$-	$-	$29,659,081

Foreign revenues for the year ended March 31, 2019 were approximately $27.3 million while domestic revenue for the year ended March 31, 2019 was approximately $2.3 million.

Recent Accounting Pronouncements

There are no recently issued accounting pronouncements that we have not yet adopted that we believe are applicable or would have a material impact on our financial statements.

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

If we fail to remain current on our reporting requirements, we could be removed from the OTCQB tier of OTC Markets, which would limit the ability of broker-dealers to sell our securities and the ability of stockholders to sell their securities in the secondary market.

Companies trading on the OTCQB tier of OTC Markets, such as us, must be reporting issuers under Section 12 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and must be current in their reports under Section 13, in order to maintain price quotation privileges on the OTCQB tier. If we fail to remain current on our reporting requirements, we could be removed from the OTCQB tier. As a result, the market liquidity for our securities could be severely adversely affected by limiting the ability of broker-dealers to sell our securities and the ability of stockholders to sell their securities in the secondary market.

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

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that material information required to be disclosed in our periodic reports filed under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to ensure that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer as appropriate, to allow timely decisions regarding required disclosure. We carried out an evaluation, under the supervision and with the participation of our management, including the principal executive officer and the principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13(a)-15(e) under the Exchange Act, as of the end of the period covered by this report. Based on this evaluation management concluded that our disclosure controls and procedures were effective as of March 31, 2020.

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

With the participation of our Chief Executive Officer and Chief Financial Officer (principal financial officer), our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of March 31, 2020 based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our evaluation management concluded that we maintained effective internal control over financial reporting as of March 31, 2020, based on the COSO framework criteria. Management believes our processes and controls are sufficient to ensure the consolidated financial statements for the year ended March 31, 2020, included in this Annual Report on Form 10-K, were fairly stated in accordance with US GAAP.

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

Changes in Internal Controls

During the fiscal quarter ended March 31, 2020, we implemented numerous changes to our accounting processes and our accounting resources, which have materially affected our internal controls over financial reporting and significantly improved our financial reporting. During the period we hired more accounting staff and better segregated duties within the accounting department. We implemented changes to the communication process throughout the organization and within the finance department. Further, with the appointment of our contract CPA as our full time CFO we were able to implement processes, reviews, and monitoring activities that were not previously in place. Lastly, we implemented a new back-end operating system which had better tracking and reporting functions to ensure transactions were properly matched within our accounting system.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

The following table sets forth certain information with respect to our directors and executive officers:

Name	Age	Position
Joseph Cammarata	45	Chief Executive Officer and Director
Annette Raynor	55	Chief Operations Officer and Director
Mario Romano	55	Director of Finance and Director
David B. Rothrock	55	Director
James Bell	54	Director
Jayme L. McWidener	40	Chief Financial Officer

Joseph Cammarata began his career in the financial industry over 25 years ago at Datech where he pioneered NASDAQ market orders and the “first off”-exchange electronic trading system. While at Datek he developed an internal cross that would eventually become the Island ECN. He then started and orchestrated the growth of Datek Online - which was later sold to Ameritrade. As co-founder and CEO of Sonic Trading he architected the first ECN aggregator and Smart Routing system that would serve as its core product. Recognized for its innovative query handling, superior market data processing, and all-around reliability, the Sonic system served more than twenty-four Institutional clients and Broker/Dealers before being acquired in 2004 by the Bank of New York. After the acquisition, he served as Managing Director for BNY Brokerage and its spin-off BNY ConvergEx as the head of Electronic Trading and Strategic Planning and Development. In 2010 he started SpeedRoute LLC and Pro Securities ATS LLC. As President and CEO he has launched a broker-dealer routing system, SpeedRoute and an ATS, Pro Securities. SpeedRoute is currently routing for some of the largest Banks, Broker Dealers and Stock Exchanges in the United States, currently averaging 2% of the US Exchange volumes and has plans for continued growth across a robust product suite. Speedroute and its affiliates were acquired by OverStock.com in September of 2015 to help drive OverStock.com’s financial technology businesses, leading the push into Crypto Securities and Blockchain settlement systems. Mr. Cammarata served as President of tZERO a Subsidiary of Overstock.com from January 2016 to May of 2018 and remains a director of tZERO. He was founder and CEO of SpeedRoute, LLC from November 2010 to April 2018.

Annette Raynor has served as our chief operating officer since March 31, 2017, and as a director since June 6, 2017. Annette briefly served as the company’s Chief Executive Officer from August 2019 through December 3, 2019 when Joseph Cammarata was installed as the CEO. Since 2013, Ms. Raynor has served as the chief operating officer of Kuvera, LLC, formerly Wealth Generators, LLC, our wholly owned subsidiary. Ms. Raynor holds her Series 65 Registered Investment Advisor license, Series 3 Commodity Futures, Series 34 Retail Off-Exchange Forex, and is a licensed realtor in the state of New Jersey. Ms. Raynor is the general manager and licensed representative of SAFE Management LLC.

Mario Romano was elected as a Director of the Corporation and serves as director of finance of Investview, Inc as well. He co-founded Wealth Generators in 2013 (now part of Investview) and continues as director of finance for Investview. He received his Bachelors in Business/Finance from St John’s University of New York. He began his career in finance with a select group of Wall Street Institutions including Lehman Brothers during the period from the late 1980’s through early 2000. He continues his key management role as Director of Finance for Investview.

David B. Rothrock has extensive executive management, board, and operational expertise in the automobile industry, fintech, financial services, residential and commercial real estate, property management, corporate financing, private equity, utility technology, environmental remediation services, insurance, wine retail operations and distribution, and wealth management. Mr. Rothrock is the chief executive officer of DBR Capital, LLC. Through his key roles as president and chief executive officer of DBR Capital LLC, MPower Trading Systems, Cedar Crest Partners G.P. LLC, and Rothrock Motors Sales, Inc. (a group of franchised automobile dealerships), , which collectively generate over $150 million in annual sales revenue. Mr. Rothrock is an active board member of charitable organizations that support breast cancer research and women’s health and fitness as well as the arts and theater in Lehigh Valley, PA. Mr. Rothrock has a B.S. in Business Management graduating Magna Cum Laude from Widener University, and holds a J.D. from the New York Law School with Bar admittance to New York, New Jersey, and Pennsylvania.

James Bell specializes in financial management with more than 30 years of experience in the capital markets. As co-founder and chief executive officer of MPower Trading Systems, Mr. Bell is responsible for charting the company’s business course and overseeing all principal functions of the firm, including corporate strategy and deployment of initiatives, product, and partnerships. Mr. Bell has been at the forefront of online trading since its infancy. Prior to co-founding MPower in 2004, Mr. Bell served as managing director of trading development of thinkorswim-TD Ameritrade, Inc. from 2002-2011, where he led the company’s product and technology team to develop client digital content. Mr. Bell is co-founder and managing partner of ShadowTrader Technologies, which provides real-time digital financial research and education content to TD Ameritrade, Inc. (2004-present). Prior to MPower, Mr. Bell also co-founded B/C Interactive Trading Technologies in 2001, which was ultimately sold to MPower in 2004. Prior to B/C, Mr. Bell served as SVP of Janney Montgomery Scott, and before that position, with Morgan Stanley. Mr. Bell studied economics and business management at Frostburg State University. Mr. Bell holds multiple business accreditations and securities licenses, including FINRA Series 7, FINRA Series 55, and FINRA Series 63.

Jayme L. McWidener earned her bachelor’s degree and Masters of Business Administration from Drake University and became an auditor for Cahaba GBA in 2001 before joining HJ & Associates, LLC (“HJ”) in January 2004 as an audit staff member. She obtained her CPA license in 2007 and worked at HJ focusing on auditing SEC reporting companies, eventually being promoted to an audit senior and audit manager before she became a partner at HJ in January 2014. Ms. McWidener spent just over 2 years as a partner with HJ and with its successor, Haynie & Company. In April of 2016 she established Mac Accounting Group, LLP, specializing in PCAOB audits for SEC reporting companies and AICPA audits for private companies in a variety of industries.

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

The board of directors met formally four times during fiscal 2020.

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

Item 11. Executive Compensation

Directors’ Compensation

There was no compensation for our directors, acting in their capacity as directors, during the year ending March 31, 2020.

Executive Officers’ Compensation

The following table sets forth information concerning the annual and long-term compensation earned by or paid to our chief executive officer and to other persons who served as executive officers as, at, or during the fiscal year ended March 31, 2020, or who earned compensation exceeding $100,000 during fiscal year 2020 (the “named executive officers”), for services as executive officers for the last two fiscal years.

Summary Compensation Table

Name and Principal Position	Fiscal Year	Salary	Stock Awards		Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Non Qualified Deferred Compensation Earnings	All Other Compensation		Total
		($)	($)		($)	($)	($)	($)		($)
Joseph Cammarata	2020	-	570,000	[5]	-	-	-	-		570,000
Chief Executive Officer and Director	2019	-	-		-	-	-	-		-
Annette Raynor [1]	2020	225,000	847,140	[6]	-	-	-	240,360	[10]	1,312,500
Chief Operations Officer and Director	2019	225,000	-		-	-	-	297,442	[11]	1,312,500
Mario Romano [2]	2020	225,000	847,140	[7]	-	-	-	240,360	[12]	812,167
Director of Finance and Director	2019	225,000	-		-	-	-	297,442	[13]	522,442
Ryan Smith [3]	2020	225,000	-		-	-	-	193,995	[14]	418,995
President of Apex Tek, LLC and former Director	2019	225,000	-		-	-	-	293,242	[15]	518,242
Chad Miller [4]	2020	178,125	-		-	-	-	201,495	[16]	379,620
Co-Founder and former Director	2019	225,000	-		-	-	-	293,242	[17]	518,242
Jayme L. McWidener	2020	84,792	195,379	[8]	-	-	-	4,500	[18]	284,671
Chief Financial Officer	2019	-	-		-	-	-	-		-
William C. Kosoff	2020	82,000	89,173	[9]	-	-	-	6,596	[19]	177,769
Corporate Secretary	2019	60,000	-		-	-	-	-		60,000

[1]	A portion of Ms. Raynor’s compensation was paid to Wealth Engineering LLC, an entity in which she is a 50% owner.
[2]	A portion of Mr. Romano’s compensation was paid to Wealth Engineering LLC, an entity in which he is a 50% owner.
[3]	A portion of Mr. Smith’s compensation was paid to Kays Creek Capital, an entity in which he is an owner.
[4]	A portion of Mr. Miller’s compensation was paid to Kays Creek Capital and MILCO, entities in which he is an owner.
[5]	During the fiscal year ending 3/31/20, PB Trade, LLC, an entity owned by Mr. Cammarata, was issued a total of 270,000,000 shares of common stock. 20,000,000 shares were awarded upon the execution of his employment agreement, 62,500,000 were issued as collateral to a $1,000,000 promissory note, and 187,500,000 were issued as an incentive to meet certain performance obligations. Upon the repayment of the $1,000,000 promissory note and if the performance obligations are not met, the 62,500,000 and 187,500,000 shares, respectively, will be returned to the Company. The fair market value of the 20,000,000 shares awarded upon the execution of Mr. Cammarata’s employment agreement was $570,000 or $0.0285 per share (the per share price on 11/29/19, the date of issuance).
[6]	On 7/24/19, Wealth Engineering, LLC, an entity owned 50% by Ms. Raynor, was awarded 190,000,000 shares of common stock. In accordance with the agreement one third of the shares vested upon execution of the agreement and the remaining two thirds vest over two years, contingent upon Ms. Raynor and Mr. Romano’s continued employment by the Company. The fair market value of half these shares was $1,501,000 or $0.0158 per share (the per share price on the date of issuance). The expense related to this issuance is being recognized based the vesting terms per the agreement which resulted in $847,140 of recognized expense during fiscal year 2020.
[7]	On 7/24/19, Wealth Engineering, LLC, an entity owned 50% by Mr. Romano, was awarded 190,000,000 shares of common stock. In accordance with the agreement one third of the shares vested upon execution of the agreement and the remaining two thirds vest over two years, contingent upon Ms. Raynor and Mr. Romano’s continued employment by the Company. The fair market value of half these shares was $1,501,000 or $0.0158 per share (the per share price on the date of issuance). The expense related to this issuance is being recognized based the vesting terms per the agreement which resulted in $847,140 of recognized expense during fiscal year 2020.
[8]	On 9/15/19, Jayme McWidener was awarded 20,000,000 shares of common stock as part of her employment agreement. In accordance with the agreement, one third of the shares vested upon execution of the agreement and the remaining two thirds vest over two years, contingent upon Ms. McWidener’s continued employment by the Company. The fair market value of these shares was $380,000 or $0.019 per share (the per share price on the date of issuance). The expense related to this issuance is being recognized based the vesting terms per the agreement which resulted in $195,379 of recognized expense during fiscal year 2020.
[9]	On 7/22/19, William Kosoff was awarded 10,000,000 shares of common stock as part of his employment agreement. In accordance with the agreement, one third of the shares vested upon execution of the agreement and the remaining two thirds vest over two years, contingent upon Mr. Kosoff’s continued employment by the Company. The fair market value of these shares was $158,000 or $0.0158 per share (the per share price on the date of issuance). The expense related to this issuance is being recognized based the vesting terms per the agreement which resulted in $89,173 of recognized expense during fiscal year 2020.
[10]	Includes $61,364 in medical reimbursements, $37,770 for fiscal year 2020 revenue under the Founder Revenue Agreements discussed below, and $141,226 that was accrued but unpaid under the Founder Revenue Agreements.

[11]	Includes $34,200 in medical reimbursements, $108,512 for fiscal year 2019 revenue under the Founder Revenue Agreements discussed below, and $154,730 that was accrued but unpaid under the Founder Revenue Agreements.
[12]	Includes $61,364 in medical reimbursements, $37,770 for fiscal year 2020 revenue under the Founder Revenue Agreements discussed below, and $141,226 that was accrued but unpaid under the Founder Revenue Agreements.
[13]	Includes $34,200 in medical reimbursements, $108,512 for fiscal year 2019 revenue under the Founder Revenue Agreements discussed below, and $154,730 that was accrued but unpaid under the Founder Revenue Agreements.
[14]	Includes $15,000 in medical reimbursements and $178,995 that was accrued but unpaid under the Founder Revenue Agreements.
[15]	Includes $30,000 in medical reimbursements, $69,512 for fiscal year 2019 revenue under the Founder Revenue Agreements discussed below, and $193,730 that was accrued but unpaid under the Founder Revenue Agreements.
[16]	Includes $22,500 in medical reimbursements and $178,995 that was accrued but unpaid under the Founder Revenue Agreements.
[17]	Includes $30,000 in medical reimbursements, $69,512 for fiscal year 2019 revenue under the Founder Revenue Agreements discussed below, and $193,730 that was accrued but unpaid under the Founder Revenue Agreements.
[18]	Includes $4,500 in medical reimbursements.
[19]	Includes $6,596 in medical reimbursements.

Outstanding Equity Awards at Fiscal Year-End

No stock option awards were exercisable or unexercisable as of March 31, 2020, for any executive officer.

Employee Stock Options

The nonqualified plan adopted in 2007 authorizes 65,000 shares, of which 47,500 have been granted as of March 31, 2020. The qualified plan adopted in October of 2008 authorizes 125,000 shares and was approved by a majority of our shareholders on September 16, 2009. As of March 31, 2020, 42,500 shares have been granted under the 2008 plan. During the year ended March 31, 2020 all previously outstanding options expired and no new options were granted.

The following table summarizes the changes in employee stock options outstanding and the related prices for the shares of our common stock issued to employees under two employee stock option plans:

Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price	Life (years)	Value
Options outstanding at March 31, 2018	35,000	$10.00	1.51	$-
Granted	-	$-
Exercised	-	$-
Canceled / expired	-	$-
Options outstanding at March 31, 2019	35,000	$10.00	0.51	$-
Granted	-	$-
Exercised	-	$-
Canceled / expired	(35,000)	$10.00
Options outstanding at March 31, 2020	-	$-	-	$-
Options exercisable at March 31, 2020	-	$-	-	$-

Stock-based compensation expense in connection with options granted to employees for the year ended March 31, 2020 and 2019, was $0.

Employment Agreements and Revenue Share Agreements

The four founders of Wealth Generators, LLC, Ryan Smith, chief executive officer; Chad Miller, chief visionary officer; Annette Raynor, chief operating officer; and Mario Romano, director of finance and investor relations, all entered into Founder Employment Agreements effective October 1, 2017. The terms and covenants in the four agreements are the same for each of the founders and have a term of five years that automatically renews for three successive five-year terms unless terminated prior to the 90th day following the expiration of the applicable term. The agreements provide for an annual salary of $225,000 with annual reviews by the board of directors or the designated compensation committee to determine whether an increase in salary is appropriate based on our results of operations, increased activities, or responsibilities of the founder, or such other factors as the board of directors or the designated compensation committee thereof may deem appropriate. In addition, the founders are entitled to receive health fringe benefits that are generally available to our employees. During April 2020, Chad Miller retired from the Company, effectively terminating his employment agreement at that time.

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

On September 6, 2019, the Company entered into an Employment Agreement with Jayme McWidener that became effective September 15, 2019, appointing her as Chief Financial Officer of Investview, Inc. The Contract has a term of two years commencing on the effective date and automatically renews for one-year periods for three consecutive years, unless terminated prior to the 90th day following the expiration of the applicable term. Compensation for the position is $175,000 per year plus expenses. Other consideration is 20,000,000 restricted shares of the Company’s common stock vesting over a two year period with one third vesting upon issuance and one third vesting on each of the next two anniversaries.

On November 29, 2019 an Employment Agreement was entered between the newly appointed Chief Executive Officer, Joseph Cammarata and Investview, Inc. that became effective on December 1, 2019. The contract is for a term of five years and provides a salary compensation of $1 per year, 20,000,000 shares to be issued that will vest immediately, and additional equity awards of up to 250,000,000 shares in four equal increments of 62,500,000 shares each with the first increment to be earned upon the successful capital raise of $5 Million and the balance based on earnings milestones for the “APEX Pack” product line. Additional cash compensation will be provided based on personal sales of the APEX Pack products.

Item 12. Security Ownership of Certain Beneficial Owners, Management and Related Stockholder Matters

The following table sets forth certain information, as of June 29, 2020, respecting the beneficial ownership of our outstanding common stock by: (i) any holder of more than 5%; (ii) each of the Named Executive Officers and directors; and (iii) our directors and Named Executive Officers as a group, based on 3,214,481,329 shares of common stock outstanding as of June 26, 2020. Except as otherwise indicated, each stockholder listed below has sole voting and investment power over the shares beneficially owned:

Name of Beneficial Owner(1)	Common Stock Beneficially Owned	Percentage of Common Stock(2)

Principal Stockholders:
CR Capital Holdings LLC(3)	590,624,710	18.37%
Joseph Hagan(7)	177,488,760	5.52%
Directors and Officers:
Joseph Cammarata, CEO and Director	270,000,000	8.40%
Annette Raynor, COO and Director(4)(5)	215,456,942	6.70%
Mario Romano, Treasurer and Director(4)(6)	215,456,942	6.70%
David Rothrock, Director (8)	159,090,909	4.95%
James Bell, Director	NONE	0%
Jayme McWidener, CFO	20,000,000	*
William Kosoff, Corporate Secretary	13,936,875	*
All Officers and Directors as a group (7 persons)(3)(4)(5)(6) )(8)	964,734,726	27.81%

*	Less than 1%.
(1)	Except as otherwise indicated, the address of each beneficial owner is c/o InvestView Inc., 234 Industrial Way West, Ste., A202, Eatontown, NJ 07724
(2)	Applicable percentage ownership is based on 3,214,481,329 shares of common stock outstanding as of June 26, 2019, together with securities exercisable or convertible into shares of common stock within 60 days of that date, for each stockholder.
(3)	Our co-founders Ryan Smith and Chad Miller each own 50% of CR Capital Holdings LLC and, as a result, have voting and dispositive control of these shares. Therefore, they are deemed to be the beneficial owners of our shares of common stock.
(4)	The members of Wealth Engineering LLC, 745 Hope Road, Eatontown, NJ 07724, own 110,356,942 shares of our common stock. Our officers Mario Romano and Annette Raynor are two of its members. In addition, Mr. Romano is the CEO and Ms. Raynor serves as the COO of Wealth Engineering LLC. Combined Mr. Romano and Ms. Raynor have voting and shared dispositive control of these shares.
(5)	In addition to the 110,356,942 shares owned by Wealth Engineering LLC, Ms. Raynor owns 105,000,000 shares personally.
(6)	In addition to the 110,356,942 shares owned by Wealth Engineering LLC, Mr. Romano owns 105,000,000 shares personally.
(7)	Joseph Hagan owns 177,488,760 shares through three entities he controls, plus 4,298,671 shares owned personally
(8)	David Rothrock beneficially owns 159,090,909 shares through Convertible Notes for $2,000,000 issued to DBR Capital, LLC of which Mr. Rothrock is the owner of DBR Capital.

No director, executive officer, affiliate, or any owner of record or beneficial owner of more than 5% of any class of our voting securities is a party adverse to us or has a material interest adverse to us.

Equity Compensation Plans

The following table summarizes the equity compensation plans under which our securities may be issued as of March 31, 2020:

	Number of Securities To Be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (excluding securities reflected in column (a))
Plan Category	(a)	(b)	(c)

Equity compensation plans
approved by security holders	—	—	—
Equity compensation plans
approved by security holders	—	—	—

Item 13. Certain Relationships and Related Transactions, and Director Independence

Our related party payables consisted of the following:

	Year Ended March 31,
	2020	2019
Short-term advances [1]	$1,526,427	$440,489
Short-term promissory note entered into on 8/17/18 [2]	-	105,000
Promissory note entered into on 1/30/20 [3]	1,033,333	-
Accounts payable – related party [4]	55,000	-
	$2,114,760	$545,489

[1]	We periodically receive advances for operating funds from our current majority shareholders, officers, directors and other related parties, including entities that are owned, controlled, or influenced by our owners or management. These advances are due on demand, generally have no set interest rates associated with them, and are unsecured. During the year ended March 31, 2020, we received $2,484,979 in cash proceeds from advances, incurred $769,999 in interest, and repaid related parties a total of $1,292,160. Also during the year ended March 31, 2020 we settled $1,880 of amounts that were recorded as due prior to March 31, 2018, settled $100,000 by issuing APEX units, and settled $500,000 with the issuance of common stock.

[2]	A member of the senior management team advanced funds of $100,000 on August 17, 2018, under a short-term promissory note due to be repaid on August 31, 2018. On August 31, 2018 the note was amended to be due on demand or, in absence of a demand, due on August 31, 2019. The note had a fixed interest payment of $5,000, which was recorded as interest expense in the statement of operations during the year ended March 31, 2019. During the year ended March 31, 2020 we made repayments of $105,000 on the note.

[3]	We entered into a $1,000,000 promissory note with Joeseph Cammarata, our Chief Executive Officer, on January 30, 2020. The term of the note is one year, at which time the principal and interest of 20%, or $200,000 will be due. During the year ended March 31, 2020 we recognized $33,333 of interest expense on the note.

[4]	During the year ended March 31, 2020 we entered into an employment agreement with Jayme McWidener as our Chief Financial Officer. At the date we entered into the employment agreement we owed her firm, Mac Accounting Group, LLP, $75,000, which was reclassified as a related party accounts payable balance on our balance sheet. We made repayments on the liability of $20,000 since the date we entered into the employment agreement.

In addition to the above related party debt transactions that were outstanding as of March 31, 2020 and 2019 we entered into a $3,600,000 convertible promissory note with a member of the senior management team on July 23, 2019. We received proceeds of $1,000,000 from the note, including $900,000 in cash and $100,000 which offset amounts owing to the lender. In accordance with the terms of the note we were required to repay a monthly minimum payment of $50,000 beginning January of 2020 through June of 2020 and a monthly minimum payment of $100,000 beginning July of 2020 until the total principal amount has been repaid. The lender had the right to convert up to $2,600,000 of the outstanding and unpaid principal amount into shares of our common stock at a conversion price of $0.005 per share, subject to adjustment. At inception we recorded a beneficial conversion feature of $1,000,000 as a debt discount and we recorded $2,600,000 as a debt discount, representing the difference between the face value of the note and the proceeds received. Effective March 31, 2020 we entered into a settlement agreement to issue 200,000,000 shares of our common stock to repay the $3,600,000 convertible promissory note and $500,000 worth of short-term advances (see [1] above), for a total of $4,100,000 worth of related party debt settled. In conjunction with the settlement the full debt discount of $3,600,000 was recognized into interest expense during the year ended March 31, 2020.

In addition to the above-mentioned related-party lending arrangements, during the year ended March 31, 2020 we sold 57 APEX units to related parties for proceeds of $122,720, $100,000 of which was offset against short term advances (see [1] above). We made 233 lease payments to these related parties during the year ended March 31, 2020, equating to $116,500. During the year ended March 31, 2019, we sold $41,500 worth of high-speed computer processing equipment to our then chief executive officer. This revenue was included in the equipment sales reported on our statement of operations.

Item 14. Principal Accountant Fees and Services

The following is a summary of the fees billed to us for professional services rendered for the fiscal years ended March 31, 2020 and 2019:

	March 31, 2020	March 31, 2019
Audit Fees	$111,500	$115,400
Audit Related Fees	9,000	15,500
Tax Fees	4,000	4,000
All Other Fees	-	-
Total	$124,500	$134,900

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

Item 15. Exhibits

Exhibit Number*	Title of Document	Location

Item 2	Plan of Acquisition, Reorganization, Arrangement, Liquidation or Succession

2.01	Contribution Agreement between Investview, Inc., Wealth Generators, LLC, and the members of Wealth Generators, LLC dated March 31, 2017	Incorporated by reference to the Current Report on Form 8-K filed April 6, 2017

Item 3	Articles of Incorporation and Bylaws

3.01	Articles of Incorporation	Incorporated by reference to the Form 10SB12G filed August 12, 1999

3.02	Articles of Amendments to the Articles of Incorporation	Incorporated by reference to the Form 10SB12G filed August 12, 1999

3.03	Bylaws	Incorporated by reference to the Form 10SB12G filed August 12, 1999

3.04	Amendment to Articles of Incorporation or by-laws	Incorporated by reference to the Current Report on Form 8-K filed February 15, 2007

3.05	Certificate of Change filed pursuant to NRS 78.209	Incorporated by reference to the Current Report on Form 8-K filed April 6, 2012

3.06	Articles of Merger filed pursuant to NRS 92.A.200	Incorporated by reference to the Current Report on Form 8-K filed April 6, 2012

3.07	Certificate of Amendment to Articles of Incorporation	Incorporated by reference to the Definitive Information Statement filed December 20, 2017

Item 4	Instruments Defining the Rights of Security Holders, including indentures

4.01	Common Stock Specimen	Incorporated by reference to the Registration Statement on Form S-1 filed January 12, 2018

Item 10	Material Contracts

10.24	Founder Employment Agreement between Investview, Inc. and Ryan Smith, entered October 10, 2017**	Incorporated by reference to the Current Report on Form 8-K filed October 13, 2017

10.25	Founder Employment Agreement between Investview, Inc. and Annette Raynor, entered October 10, 2017**	Incorporated by reference to the Current Report on Form 8-K filed October 13, 2017

10.26	Founder Employment Agreement between Investview, Inc. and Chad Miller, entered October 10, 2017**	Incorporated by reference to the Current Report on Form 8-K filed October 13, 2017

10.27	Founder Employment Agreement between Investview, Inc. and Mario Romano, entered October 10, 2017**	Incorporated by reference to the Current Report on Form 8-K filed October 13, 2017

10.28	Founder Revenue Agreement among Investview, Inc. and Chad Miller, Annette Raynor, Mario Romano, and Ryan Smith**	Incorporated by reference to the Current Report on Form 8-K filed October 13, 2017

10.49	Securities Purchase and Royalty Agreement between Investview, Inc., and Brian McMullen, dated as of July 23, 2019	Incorporated by reference to the Current Report on Form 8-K filed August 1, 2019

10.50	Convertible Promissory Note, dated as of July 23, 2019	Incorporated by reference to the Current Report on Form 8-K filed August 1, 2019

Exhibit Number*	Title of Document	Location

10.51	Employment Agreement between Investview, Inc. and Jayme McWidener, effective as of September 15, 2019	Incorporated by reference to the Current Report on Form 8-K filed September 12, 2019

10.52	Revenue Share Agreement dated September 16, 2019, and executed October 1, 2019	Incorporated by reference to the Current Report on Form 8-K filed October 7, 2019

10.53	Agreement to Terminate Joint Venture Agreement of March 5, 2019, dated September 16, 2019, and executed October 1, 2019	Incorporated by reference to the Current Report on Form 8-K filed October 7, 2019

10.54	Employment Agreement between Joseph Cammarata and Investview, Inc. effective December 1, 2019	Incorporated by reference to the Current Report on Form 8-K filed December 4, 2019

10.55.1	Certificate of Amendment of Certificate of Designation of Designation of 13% Series B Cumulative Redeemable Perpetual Preferred Stock, as Amended, filed herewith	Filed with the POS AM as filed with the SEC on June 2, 2020.

10.57	Common Stock Purchase Warrant	Filed with the S-1/A on March 3, 2020.

10.58	Form of Warrant Exercise	Filed as part of Exhibit 10.57.

10.63	Securities Purchase Agreement and related agreements between Investview, Inc. and DBR Capital, LLC; Sales of Unregistered Securities; Departure of Directors or Certain Officers, and Election of Directors,	Incorporated by reference to the Current Report on form 8K/A filed on April 30, 2020

10.64	Consent of Holders of Series B Preferred	Filed with the POS AM as filed with the SEC on June 2, 2020 herewith

10.65	On May 28, 2020, Investview, Inc., and DBR Capital, LLC, completed the second closing under the Securities Purchase Agreement originally entered into between the parties on April 27, 2020. At the second closing, DBR Capital purchased a $700,000 convertible promissory note.	Incorporated by reference to the Current Report on form 8K filed on June 2, 2020

Item 21	Subsidiaries of the Registrant

21.01	Schedule of Subsidiaries	Incorporated by reference to Amendment No. 2 to the Registration Statement on Form S-1/A filed March 11, 2019

Item 23	Consents of Experts and Counsel

23.01	Consent of Haynie & Company	This filing.

Item 31	Rule 13a014(a)/15d-14(a) Certifications

31.01	Rule 13a-14a Certification of Principal Executive Officer	This filing.

31.02	Rule 13a-14a Certification of Principal Financial Officer	This filing.

Item 32	Section 1350 Certifications

32.01	Section 1350 Certification of the Principal Executive Officer	This filing.

32.02	Section 1350 Certification of the Principal Financial Officer	This filing.

Exhibit Number*	Title of Document	Location

Item 101	Interactive Data Files***

101.INS	XBRL Instance Document	This filing.

101.SCH	XBRL Taxonomy Extension Schema	This filing.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase	This filing.

101.DEF	XBRL Taxonomy Extension Definition Linkbase	This filing.

101.LAB	XBRL Taxonomy Extension Label Linkbase	This filing.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase	This filing.

*	All exhibits are numbered with the number preceding the decimal indicating the applicable SEC reference number in Item 601 and the number following the decimal indicating the sequence of the particular document. Omitted numbers in the sequence refer to documents previously filed as an exhibit.
**	Identifies each management contract or compensatory plan or arrangement required to be filed as an exhibit, as required by Item 15(a)(3) of Form 10-K.
***	Users of this data are advised that, pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of this annual report for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Exchange Act and otherwise are not subject to liability.

Item 16. Form 10-K Summary

Not included.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Investview Inc.

Dated: June 29, 2020	By:	/s/ Joseph Cammarata
Joseph Cammarata
Chief Executive Officer
(Principal Executive Officer)

Dated: June 29, 2020	By:	/s/ Jayme L. McWidener
Jayme L. McWidener
Chief Financial Officer
(Principal Financial Officer and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Joseph Cammarata	Chief Executive Officer and Director	June 29, 2020
Joseph Cammarata	(Principal Executive Officer)

/s/ Jayme L. McWidener	Chief Financial Officer	June 29, 2020
Jayme L. McWidener	(Principal Financial and Accounting Officer)

/s/ Annette Raynor	Chief Operating Officer and Director	June 29, 2020
Annette Raynor

/s/ Mario Romano	VP of Finance and Director	June 29, 2020
Mario Romano

/s/ James Bell	Director	June 29, 2020
James Bell

/s/ David B. Rothrock	Director	June 29, 2020
David B. Rothrock

MARCH 31, 2020 AND 2019

FORMING A PART OF ANNUAL REPORT

PURSUANT TO THE SECURITIES EXCHANGE ACT OF 1934

INVESTVIEW, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Investview, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Investview, Inc. (the Company) as of March 31, 2020, and 2019, and the related consolidated statements of operations and other comprehensive income, stockholders’ equity (deficit), and cash flows for each of the years in the two-year period ended March 31, 2020, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2020, and 2019, and the results of its operations and its cash flows for each of the years in the two-year period ended March 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

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
June 29, 2020

We have served as the company’s auditor since 2017.

INVESTVIEW, INC.

CONSOLIDATED BALANCE SHEETS

	March 31,
	2020	2019

ASSETS
Current assets:
Cash and cash equivalents	$137,177	$133,644
Prepaid assets	5,309,512	6,685,970
Receivables	905,058	724,995
Short-term advances	145,000	10,000
Short-term advances - related party	500	500
Other current assets	101,610	142,061
Total current assets	6,598,857	7,697,170

Fixed assets, net	2,997,611	13,528

Other assets:
Intangible assets, net	692,882	1,576,685
Long term license agreement, net	-	1,983,220
Operating lease right-of-use asset	99,465	-
Deposits	11,173	4,500
Total other assets	803,520	3,564,405

Total assets	$10,399,988	$11,275,103

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued liabilities	$3,774,536	$3,008,836
Payroll liabilities	1,825	888,177
Customer advance	392,310	265,000
Deferred revenue	612,500	1,876,727
Derivative liability	793,495	1,358,901
Operating lease liability, current	56,530	-
Other current liabilities	11,407,200	-
Related party payables, net of discounts	2,114,760	545,489
Debt, net of discounts	1,569,326	1,977,030
Total current liabilities	20,722,482	9,920,160

Operating lease liability, long term	50,268	-
Other long term liabilities, net of deferred interest	3,885,464	-
Total long term liabilities	3,935,732	-

Total liabilities	24,658,214	9,920,160

Commitments and contingencies	-	-

Stockholders’ equity (deficit):
Preferred stock, par value: $0.001; 50,000,000 shares authorized, none issued and outstanding as of March 31, 2020 and 2019	-	-
Common stock, par value $0.001; 10,000,000,000 shares authorized; 3,214,490,408 and 2,640,161,318 shares issued and outstanding as of March 31, 2020 and 2019, respectively	3,214,490	2,640,161
Additional paid in capital	28,929,516	23,758,917
Accumulated other comprehensive income (loss)	(20,058)	1,363
Accumulated deficit	(46,382,174)	(25,096,983)
Total Investview stockholders’ equity (deficit)	(14,258,226)	1,303,458
Noncontrolling interest	-	51,485
Total stockholders’ equity (deficit)	(14,258,226)	1,354,943

Total liabilities and stockholders’ equity (deficit)	$10,399,988	$11,275,103

The accompanying notes are an integral part of these consolidated financial statements

INVESTVIEW, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME

	Year Ended March 31,
	2020	2019

Revenue:
Subscription revenue, net of refunds, incentives, credits, and chargebacks	$22,425,173	$27,023,202
Equipment sales, net of refunds	-	694,954
Cryptocurrency mining service revenue, net of refunds and amounts paid to supplier	-	1,940,925
Mining revenue	1,745,138	-
Fee revenue	13,279	-
Total revenue, net	24,183,590	29,659,081

Operating costs and expenses:
Cost of sales and service	2,507,071	1,180,671
Commissions	13,564,618	21,526,326
Selling and marketing	1,696,133	878,936
Salary and related	6,593,421	4,272,355
Professional fees	1,356,574	1,620,370
General and administrative	7,559,192	4,121,279
Total operating costs and expenses	33,277,009	33,599,937

Net loss from operations	(9,093,419)	(3,940,856)

Other income (expense):
Gain (loss) on debt extinguishment	2,018,791	19,387
Gain (loss) on fair value of derivative liability	571,231	(214,376)
Gain (loss) on bargain purchase	-	971,282
Gain (loss) on deconsolidation	53,739	-
Realized gain (loss) on cryptocurrency	(815)	16,241
Unrealized gain (loss) on cryptocurrency	113,369	106,488
Impairment expense	(4,230,741)	-
Interest expense	(6,274,436)	(1,842,461)
Interest expense, related parties	(4,403,332)	(20,000)
Other income (expense)	(32,195)	(3,032)
Total other income (expense)	(12,184,389)	(966,471)

Income (loss) before income taxes	(21,277,808)	(4,907,327)
Income tax expense	(7,383)	(70,768)

Net income (loss)	(21,285,191)	(4,978,095)
Less: net income (loss) attributable to the noncontrolling interest	-	32,941

Net income (loss) attributable to Investview stockholders	$(21,285,191)	$(5,011,036)

Income (loss) per common share, basic and diluted	$(0.01)	$(0.00)

Weighted average number of common shares outstanding, basic and diluted	2,937,880,878	2,234,117,482

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	$(21,421)	$3,846
Total other comprehensive income (loss)	(21,421)	3,846
Comprehensive income (loss)	(21,306,612)	(4,974,249)
Less: comprehensive income (loss) attributable to the noncontrolling interest	-	(3,846)
Comprehensive income (loss) attributable to Investview shareholders	$(21,306,612)	$(4,978,095)

The accompanying notes are an integral part of these consolidated financial statements

INVESTVIEW, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

				Accumulated
			Additional	Other
	Common stock		Paid in	Comprehensive	Accumulated	Noncontrolling
	Shares	Amount	Capital	Income	Deficit	Interest	Total
Balance, March 31, 2018	2,169,661,318	$2,169,661	$16,137,945	$(2,483)	$(20,085,947)	$18,544	$(1,762,280)
Common stock issued for acquisition	50,000,000	50,000	750,000	-	-	-	800,000
Common stock issued for services and compensation	402,000,000	402,000	6,385,600	-	-	-	6,787,600
Common stock repurchase	(7,000,000)	(7,000)	(84,000)	-	-	-	(91,000)
Common stock issued as commitment fees	22,500,000	22,500	47,372	-	-	-	69,872
Offering costs	3,000,000	3,000	522,000	-	-	-	525,000
Foreign currency translation adjustment	-	-	-	3,846	-	-	3,846
Net income (loss)	-	-	-	-	(5,011,036)	32,941	(4,978,095)
Balance, March 31, 2019	2,640,161,318	2,640,161	23,758,917	1,363	(25,096,983)	51,485	1,354,943
Common stock issued for cash	59,215,648	59,216	765,784	-	-	-	825,000
Common stock issued for services and compensation	537,618,592	537,618	2,561,025	-	-	-	3,098,643
Common stock repurchase	(5,150)	(5)	(97)	-	-	-	(102)
Common stock cancelled	(222,500,000)	(222,500)	(3,157,500)	-	-	-	(3,380,000)
Common stock issued for debt	200,000,000	200,000	3,900,000	-	-	-	4,100,000
Beneficial conversion feature	-	-	1,000,000	-	-	-	1,000,000
Offering costs	-	-	101,387	-	-	-	101,387
Deconsolidation of Kuvera LATAM	-	-	-	-	-	(51,485)	(51,485)
Foreign currency translation adjustment	-	-	-	(21,421)	-	-	(21,421)
Net income (loss)	-	-	-	-	(21,285,191)	-	(21,285,191)
Balance, March 31, 2020	3,214,490,408	$3,214,490	$28,929,516	$(20,058)	$(46,382,174)	$-	$(14,258,226)

The accompanying notes are an integral part of these consolidated financial statements

INVESTVIEW INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended March 31,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(21,285,191)	$(4,978,095)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	490,642	5,332
Amortization of debt discount	6,152,329	1,052,523
Amortization of long-term license agreement	150,812	150,400
Amortization of intangible assets	256,351	239,315
Stock issued for services and compensation	3,098,643	109,240
Loan fees on new borrowings	1,209,569	704,397
Lease cost, net of repayment	7,333	-
Impairment	4,230,741	-
(Gain) loss on bargain purchase	-	(971,282)
(Gain) loss on deconsolidation	(53,739)	-
(Gain) loss on debt extinguishment	(2,018,791)	(19,387)
(Gain) loss on fair value of derivative liability	(571,231)	214,376
Realized (gain) loss on cryptocurrency	815	(16,241)
Unrealized (gain) loss on cryptocurrency	(113,369)	(106,488)
Changes in operating assets and liabilities:
Receivables	(180,063)	108,907
Prepaid assets	(2,003,542)	(4,055)
Short-term advances	(135,000)	-
Short-term advances from related parties	-	36,010
Other current assets	205,362	461,038
Deposits	(12,301)	-
Accounts payable and accrued liabilities	974,360	(1,314,971)
Payroll liabilities	(886,352)	-
Customer advance	127,310	265,000
Deferred revenue	(1,264,227)	1,016,385
Other liabilities	15,192,664	-
Accrued interest	248,310	59,345
Accrued interest, related parties	803,332	5,000
Net cash provided by (used in) operating activities	4,624,767	(2,983,251)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash received in acquisition	-	3,740
Cash paid for fixed assets	(5,245,606)	-
Net cash provided by (used in) investing activities	(5,245,606)	3,740

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from related parties	4,484,979	1,905,777
Repayments for related party payables	(2,192,160)	(1,367,168)
Proceeds from debt	2,527,452	4,115,961
Repayments for debt	(5,020,795)	(2,936,044)
Payments for share repurchase	(102)	(91,000)
Proceeds from the sale of stock	825,000	-
Net cash provided by (used in) financing activities	624,374	1,627,526

Effect of exchange rate translation on cash	(2)	(5,057)

Net increase (decrease) in cash and cash equivalents	3,533	(1,357,042)
Cash and cash equivalents-beginning of period	133,644	1,490,686
Cash and cash equivalents-end of period	$137,177	$133,644

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$51,000	$51,000
Income taxes	$7,383	$70,768
Non cash investing and financing activities:
Common stock issued for acquisition	$-	$800,000
Beneficial conversion feature	$1,000,000	$-
Stock issued for prepaid services and long term license agreement	$-	$6,678,360
Cancellation of shares	$3,380,000	$-
Changes in equity for offering costs accrued	$101,387	$525,000
Shares issued for offering costs	$-	$3,000
Accounts payable reclassified to related party debt	$75,000	$-
Related party debt extinguished with APEX Units	$(100,000)	$-
Derivative liability recorded as a debt discount	$715,000	$510,000
Recognition of lease liability and ROU asset at lease commencement	$131,244	$-

The accompanying notes are an integral part of these consolidated financial statements

INVESTVIEW, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2020 AND 2019

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

INVESTVIEW, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2020 AND 2019

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

United Games, LLC is the distribution network for United League technologies. Since the acquisition of United Games in July of 2018, we are working to combine the distributors of Kuvera and United Games. The operations of United Games and United League are currently being assessed now that we have completed our integration of their software and personnel. These entities may be eliminated or re-structured in the future as we are currently assessing the potential future for social gaming app known as FIREFAN.

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

MARCH 31, 2020 AND 2019

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

The following rates were used to translate the accounts of Kuvera France S.A.S. and Kuvera LATAM S.A.S. into USD at the following balance sheet dates.

	March 31, 2020	March 31, 2019
Euro to USD	1.10314	1.12200
Colombian Peso to USD	n/a	0.00031

The following rates were used to translate the accounts of Kuvera France S.A.S. and Kuvera LATAM S.A.S. into USD for the following operating periods:

	Year ended March 31,
	2020	2019
Euro to USD	1.11122	1.13580
Colombian Peso to USD	n/a	0.00033

Concentration of Credit Risk

Financial instruments that potentially expose us to concentration of credit risk include cash, accounts receivable, and advances. We place our cash and temporary cash investments with credit quality institutions. At times, such investments may be in excess of the FDIC insurance limit of $250,000. As of March 31, 2020 and 2019, cash balances that exceeded FDIC limits were $0, and we have not experienced significant losses relating to these concentrations in the past.

Cash and Cash Equivalents

For purposes of reporting cash flows, we consider all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. As of March 31, 2020 and 2019, we had no cash equivalents.

Receivables

Receivables are carried at net realizable value, representing the outstanding balance less an allowance for doubtful accounts based on a review of all outstanding amounts. Management determines the allowance for doubtful accounts by regularly evaluating individual receivables and receivables are written off when deemed uncollectible. Recoveries of receivables previously written off are recorded when received. We had no allowance for doubtful accounts as of March 31, 2020 and 2019.

Cryptocurrencies

We hold cryptocurrency-denominated assets (“cryptocurrencies”) and include them in our consolidated balance sheet as other current assets. We record cryptocurrencies at fair market value and recognize the change in the fair value of our cryptocurrencies as an unrealized gain or loss in the consolidated statement of operations. As of March 31, 2020 and March 31, 2019, the fair value of our cryptocurrencies was $101,610 and $142,061, respectively. During the year ended March 31, 2020, we recorded $(815) and $113,369 as realized and unrealized gain (loss) on cryptocurrency, respectively. During the year ended March 31, 2019, we recorded $16,241 and $106,488 as realized and unrealized gain (loss) on cryptocurrency, respectively.

INVESTVIEW, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2020 AND 2019

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

As of March 31, 2020 and 2019 fixed assets were made up of the following:

	Estimated
	Useful
	Life	March 31,	March 31,
	(years)	2020	2019
Furniture, fixtures, and equipment	10	$12,792	$11,372
Computer equipment	3	19,533	14,661
Data processing equipment	3	3,213,815	-
		3,246,140	26,033
Accumulated amortization		(248,529)	(12,505)
Net book value		$2,997,611	$13,528

Total depreciation expense for the years ended March 31, 2020 and 2019, was $490,642 and $5,332, respectively.

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

In June of 2017 we issued 80,000,000 shares of common stock with a value of $2,256,000 for a 15-year license agreement. Annual amortization over the 15-year life is expected to be approximately $150,400 per year. Amortization recognized for the year ended March 31, 2020 and 2019, was $150,812 and $150,400, respectively, and the long-term license agreement was recorded at a net value of $0 and $1,983,220 as of March 31, 2020 and 2019, respectively.

In June of 2018 we purchased United Games, LLC and United League, LLC and recorded the transaction as a business combination (see Note 5). Intangible assets acquired in the business combination were recorded at fair value on the date of acquisition and are being amortized on a straight-line method over their estimated useful lives. As of March 31, 2020 and 2019 intangible assets were made up of the following:

	Estimated
	Useful
	Life	March 31,	March 31,
	(years)	2020	2019
FireFan mobile application	4	$331,000	$331,000
Back office software	10	408,000	408,000
Tradename/trademark - FireFan	5	248,000	248,000
Tradename/trademark - United Games	0.45	4,000	4,000
Customer contracts/relationships	5	-	825,000
		991,000	1,816,000
Accumulated amortization		(298,118)	(239,315)
Net book value		$692,882	$1,576,685

INVESTVIEW, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2020 AND 2019

Amortization expense is expected to be as follows:

Fiscal year ending March 31, 2021	$173,150
Fiscal year ending March 31, 2022	173,150
Fiscal year ending March 31, 2023	115,338
Fiscal year ending March 31, 2024	55,748
Fiscal year ending March 31, 2025 and beyond	175,496
$692,882

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

Effective March 31, 2020 we fully impaired data processing equipment that had a cost basis of $2,025,500 and we fully impaired our long-term license agreement that had a cost basis of $2,256,000 because we deemed the assets carrying amount was not recoverable as of that date. As a result, impairment expense of $1,770,881 and $1,832,408 for the equipment and the license agreement, respectively, was recorded for the year ended March 31, 2020. During the year ended March 31, 2020 we impaired the value of the customer contracts/relationships originally acquired in our purchase of United Games, LLC and United League, LLC, therefore recognizing impairment expense of $627,452.

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

Our financial instruments consist of cash, accounts receivable, and accounts payable. We have determined that the book value of our outstanding financial instruments as of March 31, 2020 and March 31, 2019, approximates the fair value due to their short-term nature.

INVESTVIEW, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2020 AND 2019

Items recorded or measured at fair value on a recurring basis in the accompanying consolidated financial statements consisted of the following items as of March 31, 2020:

	Level 1	Level 2	Level 3	Total
Cryptocurrencies	$101,610	$-	$-	$101,610
Total Assets	$101,610	$-	$-	$101,610

Derivative liability	$-	$-	$793,495	$793,495
Total Liabilities	$-	$-	$793,495	$793,495

Items recorded or measured at fair value on a recurring basis in the accompanying consolidated financial statements consisted of the following items as of March 31, 2019:

	Level 1	Level 2	Level 3	Total
Cryptocurrencies	$142,061	$-	$-	$142,061
Total Assets	$142,061	$-	$-	$142,061

Derivative liability	$-	$-	$1,358,901	$1,358,901
Total Liabilities	$-	$-	$1,358,901	$1,358,901

Sale and Leaseback

Through our wholly-owned subsidiary, APEX Tex, LLC, we sell high powered data processing equipment (“APEX”) to our customers and they lease the equipment back to SAFETek, LLC, another of our wholly-owned subsidiaries. We account for these transactions under ASC 842-40 where the leaseback has been deemed a sales-type lease due to the lease term generally covering the entire economic life of the equipment and our likelihood to purchase the asset at the end of the lease term. In accordance with ASC 842-40 we have recorded the data processing equipment as a fixed asset on our balance sheet and we have accounted for the amounts received for the equipment as a financial liability, in other liabilities on our balance sheet. Further, we will recognize interest on the financial liability over the term of the lease to ensure the financial liability equates to the total amounts to be paid over the life of the lease. During the year ended March 31, 2020 we recorded deferred interest of $40,792,735 as a contra-liability, of which $2,257,399 was recognized into interest, resulting in $38,535,336 expected to be recognized into interest as follows:

Fiscal year ending March 31, 2021	$8,081,463
Fiscal year ending March 31, 2022	8,158,547
Fiscal year ending March 31, 2023	8,158,547
Fiscal year ending March 31, 2024	8,158,547
Fiscal year ending March 31, 2025 and beyond	5,978,232
$38,535,336

During the year ended March 31, 2020 we had the following activity related to our sale and leaseback transactions:

Proceeds from sales of APEX	$16,143,265
Debt extinguished with the issuance of APEX	100,000
Interest recognized on financial liability	2,257,399
Payments made for leased equipment	(3,208,000)
Total financial liability	15,292,664
Other current liabilities [1]	(11,407,200)
Other long-term liabilities, net of deferred interest	$3,885,464

[1] Represents lease payments to be made in the next 12 months

INVESTVIEW, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2020 AND 2019

As of March 31, 2020 we have received proceeds of $392,310 in additional deposits for APEX sales, which has been recorded in the customer advance amount shown on our balance sheet.

Revenue Recognition

Subscription Revenue

The majority of our revenue is generated by subscription sales and payment is received at the time of purchase. We recognize subscription revenue in accordance with ASC 606-10 where revenue is measured based on a consideration specified in a contract with a customer and recognized when we satisfy the performance obligation specified in each contract. Our performance obligation is to provide services over a fixed subscription period, therefore we recognize revenue ratably over the subscription period and deferred revenue is recorded for the portion of the subscription period subsequent to each reporting date. Additionally, we offer a 10-day trial period to first time subscription customers, during which a full refund can be requested if a customer does not like the product. Revenues are deferred during the trial period as collection is not probable until that time has passed. Revenues are presented net of refunds, sales incentives, credits, and known and estimated credit card chargebacks.

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

Cryptocurrency Mining Service Revenue

In the past we generated revenue from the sale of cryptocurrency mining services to our customers through an arrangement with a third-party supplier. We recognized cryptocurrency mining service revenue in accordance with ASC 606-10 where revenue is measured based on a consideration specified in a contract with a customer and recognized when we satisfy the performance obligation specified in each contract. Our performance obligation was to arrange for the third-party to provide mining services to our customers and payment is received at the time of purchase, therefore revenue was recognized upon receipt of payment. We recognized revenue in the amount of the fee to which we are entitled to as an agent, or the amount of consideration that we retained after paying the third-party the consideration received in exchange for the services the third-party was to provide.

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

INVESTVIEW, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2020 AND 2019

Revenue generated for the year ended March 31, 2020, was as follows:

	Subscription Revenue	Equipment Sales	Cryptocurrency Mining Service Revenue	Mining Revenue	Fee Revenue	Total
Gross billings/receipts	$24,471,532	$-	$-	$1,745,138	$13,279	$26,229,949
Refunds, incentives, credits, and chargebacks	(2,046,359)	-	-	-	-	(2,046,359)
Amounts paid to supplier	-	-	-	-	-	-
Net revenue	$22,425,173	$-	$-	$1,745,138	$13,279	$24,183,590

Foreign revenues for the year ended March 31, 2020 were $21,191,788 while domestic revenue for the year ended March 31, 2020 was $2,991,802.

Revenue generated for the year ended March 31, 2019 was as follows:

	Subscription Revenue	Equipment Sales	Cryptocurrency Mining Service Revenue	Mining Revenue	Fee Revenue	Total
Gross billings/receipts	$28,518,660	$698,954	$5,775,269	$-	$-	$34,992,883
Refunds, incentives, credits, and chargebacks	(1,495,458)	(4,000)	(6,501)	-	-	(1,505,959)
Amounts paid to supplier	-	-	(3,827,843)	-	-	(3,827,843)
Net revenue	$27,023,202	$694,954	$1,940,925	$-	$-	$29,659,081

Foreign revenues for the year ended March 31, 2019 were approximately $27.3 million while domestic revenue for the year ended March 31, 2019 was approximately $2.3 million.

Advertising, Selling, and Marketing Costs

We expense advertising, selling, and marketing costs as incurred. Advertising, selling, and marketing costs include costs of promoting our product worldwide, including promotional events. Advertising, selling, and marketing expenses for the years ended March 31, 2020 and 2019, totaled $1,696,133 and $878,936, respectively.

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

INVESTVIEW, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2020 AND 2019

Potentially dilutive securities excluded from the computation of basic and diluted net loss per share are as follows:

	March 31, 2020	March 31, 2019
Options to purchase common stock	-	35,000
Warrants to purchase common stock	-	5,052,497
Notes convertible into common stock	45,743,298	52,162,055
Total	45,743,298	57,249,552

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

NOTE 3 – RECENT ACCOUNTING PRONOUNCEMENTS

There are no recently issued accounting pronouncements that we have not yet adopted that we believe are applicable or would have a material impact on our financial statements.

NOTE 4 – GOING CONCERN AND LIQUIDITY

Our financial statements are prepared using generally accepted accounting principles applicable to a going concern that contemplates the realization of assets and liquidation of liabilities in the normal course of business. We have incurred significant recurring losses, which have resulted in an accumulated deficit of $46,382,174 as of March 31, 2020, along with a net loss of $21,285,191 for the year ended March 31, 2020. Additionally, as of March 31, 2020, we had a working capital deficit of $14,123,625. These factors raise substantial doubt about our ability to continue as a going concern.

During the year ended March 31, 2020, we raised $4,484,979 in cash proceeds from related parties, $2,527,452 in cash proceeds from new lending arrangements, and $825,000 from the sale of common stock. Subsequent to March 31, 2020, we obtained $10,049,435 in cash proceeds from new lending arrangements (see Note 13). Additionally, subject to a Securities Purchase agreement entered into in April 2020 we have a commitment from an investor to purchase a $9 million promissory note on or before October 31, 2020, subject to certain conditions.

On January 30, 2020, the World Health Organization declared the coronavirus outbreak a “Public Health Emergency of International Concern” and on March 11, 2020, declared it to be a pandemic. Actions taken around the world to help mitigate the spread of the coronavirus include restrictions on travel, and quarantines in certain areas, and forced closures for certain types of public places and businesses. The coronavirus and actions taken to mitigate the spread of it have had and are expected to continue to have an adverse impact on the economies and financial markets of many countries, including the geographical area in which the Company operates. On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) was enacted to amongst other provisions, provide emergency assistance for individuals, families and businesses affected by the coronavirus pandemic. It is unknown how long the adverse conditions associated with the coronavirus will last and what the complete financial effect will be to the company. To date, the Company is experiencing challenges in multiple areas of the organization and the full economic impact is yet to be established.

During the year ended March 31, 2020 we made significant strides and wide sweeping changes. While we believe they will be beneficial to our bottom line, there is no assurance of this. Some of the concerns we face going forward will continue, including but not limited to:

●	Supply chain issues for Apex Tek, LLC and the sourcing of miners due to the worldwide COVID pandemic and manufacturing slow downs

●	SAFETek, LLC operations not scaling according to projections with decreased output due to mining difficulty and operational cost

●	Regulatory reform that could adversely impact the use and demand of digital currencies

●	The recent Bitcoin (BTC) halving event that further reduced mining output in addition to the supply chain issues

Apex Tek, LLC and SAFETek, LLC carry additional risk and generated recent losses, however, they also provide Investview a stake in 4IR, HPC, app development, fintech, blockchain and personal money management sectors. Each of these are areas that are targeted for significant growth spurred by innovations through technology which solidify our position in the fintech space.

INVESTVIEW, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2020 AND 2019

While our liabilities are larger than our assets it is important to note that we seek to further reduce our operating expense. The assets we have acquired and will continue to seek out are those of technology, mobile apps, and human resources. These assets are not easily defined on our balance sheet but represent our ability to carry out our objectives which we believe will ultimately lead to positive cash flow, reduced debt and then profitability.

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

NOTE 5 – ACQUISITIONS

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

Cash	$3,740
Receivables	361,345
Intangible assets (see Note 2)	1,816,000
Total assets acquired	2,181,085

Accounts payable and accrued liabilities	409,803
Total liabilities assumed	409,803

Net assets acquired	1,771,282

Consideration [1]	800,000

Gain on bargain purchase	$971,282

[1]	The 50,000,000 shares of our common stock transferred as consideration in accordance with the Purchase Agreement was valued on July 20, 2018, the date of acquisition, based on the weighted equity fair value of $0.016 per share as determined by a third-party valuation firm.

United Games, LLC and United League, LLC recorded combined revenue of $1,331,542 and a combined net income of $26,059 since the July 20, 2018 acquisition date, which were included in our consolidated statement of operations for the year ended March 31, 2019.

The table below represents the pro forma revenue and net income (loss) for the years ended March 31, 2020 and 2019, assuming the acquisition had occurred on April 1, 2017, pursuant to ASC Subtopic 805-10-50. This pro forma information does not purport to represent what the actual results of our operations would have been had the acquisition occurred on this date nor does it purport to predict the results of operations for future periods:

	Year Ended March 31,
	2020	2019
Revenues	$24,225,208	$27,961,351
Net (loss)	$(19,429,574)	$(5,288,735)
Loss per common share	$(0.01)	$(0.00)

INVESTVIEW, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2020 AND 2019

NOTE 6 – RELATED PARTY TRANSACTIONS

Our related party payables consisted of the following:

	Year Ended March 31,
	2020	2019
Short-term advances [1]	$1,526,427	$440,489
Short-term promissory note entered into on 8/17/18 [2]	-	105,000
Promissory note entered into on 1/30/20 [3]	1,033,333	-
Accounts payable – related party [4]	55,000	-
	$2,114,760	$545,489

[1]	We periodically receive advances for operating funds from our current majority shareholders, officers, directors and other related parties, including entities that are owned, controlled, or influenced by our owners or management. These advances are due on demand, generally have no set interest rates associated with them, and are unsecured. During the year ended March 31, 2020, we received $2,484,979 in cash proceeds from advances, incurred $769,999 in interest, and repaid related parties a total of $1,292,160. Also during the year ended March 31, 2020 we settled $1,880 of amounts that were recorded as due prior to March 31, 2018, settled $100,000 by issuing APEX units, and settled $500,000 with the issuance of common stock.

[2]	A member of the senior management team advanced funds of $100,000 on August 17, 2018, under a short-term promissory note due to be repaid on August 31, 2018. On August 31, 2018 the note was amended to be due on demand or, in absence of a demand, due on August 31, 2019. The note had a fixed interest payment of $5,000, which was recorded as interest expense in the statement of operations during the year ended March 31, 2019. During the year ended March 31, 2020 we made repayments of $105,000 on the note.

[3]	We entered into a $1,000,000 promissory note with Joeseph Cammarata, our Chief Executive Officer, on January 30, 2020. The term of the note is one year, at which time the principal and interest of 20%, or $200,000 will be due. During the year ended March 31, 2020 we recognized $33,333 of interest expense on the note.

[4]	During the year ended March 31, 2020 we entered into an employment agreement with Jayme McWidener as our Chief Financial Officer. At the date we entered into the employment agreement we owed her firm, Mac Accounting Group, LLP, $75,000, which was reclassified as a related party accounts payable balance on our balance sheet. We made repayments on the liability of $20,000 since the date we entered into the employment agreement.

In addition to the above related party debt transactions that were outstanding as of March 31, 2020 and 2019 we entered into a $3,600,000 convertible promissory note with a member of the senior management team on July 23, 2019. We received proceeds of $1,000,000 from the note, including $900,000 in cash and $100,000 which offset amounts owing to the lender. In accordance with the terms of the note we were required to repay a monthly minimum payment of $50,000 beginning January of 2020 through June of 2020 and a monthly minimum payment of $100,000 beginning July of 2020 until the total principal amount has been repaid. The lender had the right to convert up to $2,600,000 of the outstanding and unpaid principal amount into shares of our common stock at a conversion price of $0.005 per share, subject to adjustment. At inception we recorded a beneficial conversion feature of $1,000,000 as a debt discount (see Note 10) and we recorded $2,600,000 as a debt discount, representing the difference between the face value of the note and the proceeds received. Effective March 31, 2020 we entered into a settlement agreement to issue 200,000,000 shares of our common stock (see Note 10) to repay the $3,600,000 convertible promissory note and $500,000 worth of short-term advances (see [1] above), for a total of $4,100,000 worth of related party debt settled. In conjunction with the settlement the full debt discount of $3,600,000 was recognized into interest expense during the year ended March 31, 2020.

In addition to the above-mentioned related-party lending arrangements, during the year ended March 31, 2020 we sold 57 APEX units to related parties for proceeds of $122,720, $100,000 of which was offset against short term advances (see [1] above). We made 233 lease payments to these related parties during the year ended March 31, 2020, equating to $116,500. During the year ended March 31, 2019, we sold $41,500 worth of high-speed computer processing equipment to our then chief executive officer. This revenue was included in the equipment sales reported on our statement of operations.

INVESTVIEW, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2020 AND 2019

NOTE 7 – DEBT

Our debt consisted of the following:

	Year Ended March 31,
	2020	2019
Short-term advance received on 8/31/18 [1]	$65,000	$75,000

Secured merchant agreement for future receivables entered into on 2/14/19 [2]	-	641,687
Secured merchant agreement for future receivables entered into on 2/14/19 [3]	-	468,790
Secured merchant agreements for future receivables entered into on 2/14/19 [4]	-	597,060
Promissory note entered into on 1/16/19 [5]	-	60,000
Secured merchant agreements for future receivables entered into on 3/28/19 [6]	-	25,650
Convertible promissory note entered into on 1/11/19 [7]	-	26,600
Convertible promissory note entered into on 2/6/19 [8]	-	76,686
Convertible promissory note entered into on 3/14/19 [9]	-	5,557
Secured merchant agreement for future receivables entered into on 8/16/19 and refinanced on 12/10/19 [10]	1,223,615	-
Secured merchant agreement for future receivables entered into on 8/16/19 [11]	260,090	-
Convertible promissory note entered into on 3/5/20 [12]	13,072	-
Convertible promissory note entered into on 3/11/20 [13]	7,549	-
	$1,569,326	$1,977,030

[1]	In August 2018, we received a $75,000 short-term advance. The advance is due on demand, has no interest rate, and is unsecured. During the year ended March 31, 2020 we made repayments of $10,000.

[2]	During September 2018, we entered into a Secured Merchant Agreement for future receivables with an entity that provides quick access to working capital. On September 28, 2018, we received proceeds from this arrangement of $570,000. In accordance with the terms of the agreement, we were required to repay $839,400 by making ACH payments in the amount of 10% of our daily cash receipts. Accordingly, we recorded $269,400 as a debt discount at the inception of the agreement, which was the difference between the funds received and the amount that was to be repaid. In February 2019 we replaced this agreement with a new Secured Merchant Agreement (see below), therefore transferring $233,501 of amounts owed to a new agreement. However, prior to the terminating the September agreement, we made payments of $605,899 and amortized $269,400 into interest expense.

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

INVESTVIEW, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2020 AND 2019

Effective August 16, 2019 this debt was refinanced and the outstanding balance of $316,093 was rolled into a new debt arrangement, see notation [10] below. During the year ended March 31, 2020, prior to the refinance, we repaid $451,886 and amortized $126,291 into interest expense.

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

Effective August 16, 2019 this debt was refinanced and the outstanding balance of $297,033 was rolled into a new debt arrangement, see notation [10] below. During the year ended March 31, 2020, prior to the refinance, we repaid $413,580 and amortized $241,822 into interest expense.

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

During February 2019, we entered into a Secured Merchant Agreement for future receivables with an entity that provides quick access to working capital. On February 15, 2019, we received proceeds from this arrangement of $126,932 after paying off $327,880 from an October 2018 agreement (see above). In accordance with the terms of the agreement, we were required to repay $629,550 by making daily ACH payments of $3,498. Accordingly, we recorded $224,410 as a debt discount at the inception of the agreement, which was the difference between the funds received plus the earlier debt paid off, and the amount that was to be repaid. Also during February 2019, we entered into a second Secured Merchant Agreement with this same entity, receiving proceeds of $288,000. In accordance with the terms of the agreement, we were required to repay $419,700 by making daily ACH payments of $2,332. Accordingly, we recorded $131,700 as a debt discount at the inception of the agreement, which was the difference between the funds received and the amount that was to be repaid. During the year ended March 31, 2019, we repaid $157,410 on these two agreements and amortized $61,330 into interest expense.

Effective August 16, 2019 this debt was refinanced and the outstanding balance of $382,000 was rolled into a new debt arrangement, see notation [11] below. During the year ended March 31, 2020, prior to the refinance, we repaid $509,840 and amortized $294,780 into interest expense.

[5]	In January 2019, we received funds of $631,617 and repaid $511,617 in a series of transactions representing short-term advances. On January 16, 2019, we entered into a short-term promissory note for the resulting $120,000 owed as a result of the transactions. The note had a zero percent interest rate and was due within the shorter of three months or the receipt of cash from a $1 million financing arrangement. During the year ended March 31, 2020, we repaid $60,000 of the amount due under the note.

[6]	During March 2019, we entered into a Secured Merchant Agreement for future receivables with an entity that provides quick access to working capital. On March 29, 2019, we received proceeds from this arrangement of $28,500. In accordance with the terms of the agreement, we were required to repay $45,000 by making daily ACH payments of $4,500. Accordingly, we recorded $16,500 as a debt discount at the inception of the agreement, which was the difference between the funds received and the amount that was to be repaid. During the year ended March 31, 2019, we repaid $4,500 and amortized $1,650 into interest expense. During the year ended March 31, 2020, we repaid $40,500 and amortized $14,850 into interest expense.

INVESTVIEW, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2020 AND 2019

[7]	In January 2019, we entered into a Convertible Promissory Note and received proceeds of $135,000 after incurring loan fees of $3,000. The note incurs interest at 12% per annum and has a maturity date of April 11, 2020. The Convertible Promissory Note has a variable conversion rate that is 65% of the lowest closing price during the previous 15-trading-day period, subject to adjustment. Therefore, the conversion feature is accounted for as a derivative instrument (see Note 8). At inception, we recorded a debt discount of $138,000 and captured loan fees, recorded as interest expense, of $450,005. During the year ended March 31, 2019, we recorded amortization of the debt discount of $23,152 into interest expense and recorded additional interest expense on the note of $3,448. During the year ended March 31, 2020, we amortized $114,848 into interest expense, recorded additional interest expense on the note of $40,977 (inclusive of a prepayment penalty), and paid off the note, accrued interest, and prepayment penalties for $182,425.

[8]	In February 2019, we entered into a Convertible Promissory Note and received proceeds of $240,000. The note was issued with a $30,000 original issue discount and loan fees of $3,000, incurred interest at 12% per annum, and had a maturity date of August 6, 2019. In accordance with the terms of the note, we issued 22,500,000 shares of common stock (the “Returnable Shares”) to the note holder as a commitment fee (see Note 10), provided, however, the Returnable Shares must be returned to us if the note is fully repaid and satisfied prior to the date which is 180 days following the issue date. The Convertible Promissory Note had a variable conversion rate that was 65% of the lowest trading price during the previous 20-trading-day period, subject to adjustment. Therefore, the conversion feature was accounted for as a derivative instrument (see Note 8). We allocated the proceeds of the note to the common stock issued and to the fair value of the note, taking into consideration the fair value of the conversion feature. As a result, the common stock was valued at $69,871, we recorded a debt discount of $270,000, and captured loan fees, recorded as interest expense, of $120,128. During the year ended March 31, 2019, we recorded amortization of the debt discount of $72,514 into interest expense and recorded additional interest expense on the note of $4,172. During the year ended March 31, 2020, we amortized $197,486 into interest expense, recorded additional interest expense on the note of $11,136, and paid off the note and accrued interest for $285,308. In accordance with the terms of the agreement the 22,500,000 Returnable Shares were returned and cancelled (see Note 10).

[9]	In March 2019, we entered into a Convertible Promissory Note and received proceeds of $135,000 after incurring loan fees of $3,000. The note incurred interest at 12% per annum and had a maturity date of June 14, 2020. The Convertible Promissory Note had a variable conversion rate that was 65% of the average of the two lowest closing prices during the previous 15-trading-day period, subject to adjustment. Therefore, the conversion feature was accounted for as a derivative instrument (see Note 8). At inception, we recorded a debt discount of $138,000 and captured loan fees, recorded as interest expense, of $64,492. During the year ended March 31, 2019, we recorded amortization of the debt discount of $4,831 into interest expense and recorded additional interest expense on the note of $726. During the year ended March 31, 2020, we amortized $133,168 into interest expense, recorded additional interest expense on the note of $43,983 (inclusive of a prepayment penalty), and paid off the note, accrued interest, and prepayment penalties for $182,708.

[10]	During August 2019, we entered into a Secured Merchant Agreement for future receivables with an entity that provides quick access to working capital. On August 15, 2019, we received proceeds from this arrangement of $339,270 after paying off $316,093 from a February 2018 agreement (see notation [2] above) and $297,033 from a second February 2019 agreement (see notation [3] above). In accordance with the terms of the agreement, we were required to repay $1,399,000 by making daily ACH payments of $6,823. Accordingly, we recorded $446,604 as a debt discount at the inception of the agreement, which was the difference between the funds received plus the earlier debt paid off, and the amount that was to be repaid.

Effective December 10, 2019 this debt was refinanced and the outstanding balance of $839,514 was rolled into a new Secured Merchant Agreement for future receivables. During the year ended March 31, 2020, prior to the refinance, we repaid $559,486 and amortized $446,605 into interest expense related to the August 2019 arrangement. As a result of the refinancing arrangement we received proceeds of $854,801. In accordance with the terms of the agreement, we were required to repay $2,448,250 by making daily ACH payments of $10,999. Accordingly, we recorded $753,935 as a debt discount at the inception of the agreement, which was the difference between the funds received plus the earlier debt paid off, and the amount that was to be repaid. During the year ended March 31, 2020, after the refinance, we repaid $747,932 and amortized $277,232 into interest expense related to the new December 2019 arrangement.

INVESTVIEW, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2020 AND 2019

[11]	During August 2019, we entered into a Secured Merchant Agreement for future receivables with an entity that provides quick access to working capital. In August 2019, we received proceeds from this arrangement of $418,381 after paying off $382,000 from an October 2018 agreement (see notation [4] above). In accordance with the terms of the agreement, we were required to repay $1,189,150 by making daily ACH payments of $5,801. Accordingly, we recorded $388,769 as a debt discount at the inception of the agreement, which was the difference between the funds received plus the earlier debt paid off, and the amount that was to be repaid. During the year ended March 31, 2020, we repaid $853,203 and amortized $312,912 into interest expense.

[12]	In March 2020, we entered into a Convertible Promissory Note and received proceeds of $200,000 after incurring loan fees of $3,000. The note incurs interest at 10% per annum and has a maturity date of June 2, 2021. The Convertible Promissory Note has a variable conversion rate that is 65% of the average of the two lowest trading prices during the previous 15-trading-day period, subject to adjustment. Therefore, the conversion feature is accounted for as a derivative instrument (see Note 8). At inception, we recorded a debt discount of $203,000 and captured loan fees, recorded as interest expense, of $116,077. During the year ended March 31, 2020, we amortized $11,626 into interest expense, and recorded additional interest expense on the note of $1,446.

[13]	In March 2020, we entered into a Convertible Promissory Note and received proceeds of $150,000 after incurring loan fees of $3,000. The note incurs interest at 10% per annum and has a maturity date of June 10, 2021. The Convertible Promissory Note has a variable conversion rate that is 65% of the average of the two lowest trading prices during the previous 15-trading-day period, subject to adjustment. Therefore, the conversion feature is accounted for as a derivative instrument (see Note 8). At inception, we recorded a debt discount of $153,000 and captured loan fees, recorded as interest expense, of $148,432. During the year ended March 31, 2020, we amortized $6,711 into interest expense, and recorded additional interest expense on the note of $838.

In addition to the above debt transactions that were outstanding as of March 31, 2020 and 2019, during the year ended March 31, 2020, we also received proceeds of $200,000 from two additional short-term notes ($100,000 each) and received proceeds of $140,000, $100,000, and $125,000 from three separate convertible promissory notes. During the year ended March 31, 2020, we recorded interest expense of $30,000 for fixed interest and extension fees on the short-term notes and made total cash payments of $230,000 to extinguish the interest and principal amounts due on the short-term notes. During the year ended March 31, 2020, we accounted for the conversion features in the convertible notes as a derivative instrument, therefore at inception recorded a debt discounts of $374,000 and captured loan fees, recorded as interest expense, of $945,060. By the time we repaid the convertible notes we had amortized the full debt discount of $374,000 into interest expense, recorded additional interest expense on the notes of $119,931 (inclusive of prepayment penalties), and paid off the notes, accrued interest, and prepayment penalties for $493,931.

NOTE 8 – DERIVATIVE LIABILITY

During the years ended March 31, 2020 and 2019, we had the following activity in our derivative liability account:

Derivative liability at March 31, 2018	$-
Derivative liability recorded on new instruments	1,144,525
Change in fair value	214,376
Derivative liability at March 31, 2019	1,358,901
Derivative liability recorded on new instruments	1,924,569
Derivative liability extinguished with notes settled	(1,918,744)
Change in fair value	(571,231)
Derivative liability at March 31, 2020	$793,495

We use the binomial option pricing model to estimate fair value for those instruments convertible into common stock, at inception, at conversion or settlement date, and at each reporting date. During the year ended March 31, 2020 and 2019, the assumptions used in our binomial option pricing model were in the following range:

Year Ended March 31,
	2020	2019
Risk free interest rate	0.17% - 2.13%	2.40% - 2.58%
Expected life in years	0.03 - 1.25	0.35 - 1.25
Expected volatility	224% - 381%	222% - 268%

INVESTVIEW, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2020 AND 2019

NOTE 9 – OPERATING LEASE

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

During the year ended March 31, 2020 we entered two operating leases for office space in Eatontown, New Jersey (the “Eatontown Lease”) and Kaysville, Utah (the “Kaysville Lease”). We have the option to extend the three-year lease term of the Eatontown Lease for a period of one year. In addition, we are obligated to pay twelve monthly installments to cover an annual utility charge of $1.75 per rentable square foot for electric usage within the demised premises. As the lessor has the right to digitally meter and charge us, these payments were deemed variable and will be expensed as incurred. During the year ended March 31, 2020 the variable lease costs amounted to $2,217. At commencement of the Eatontown Lease, right-of-use assets obtained in exchange for new operating lease liabilities amounted to $110,097. We have the option to extend the twelve-and-a-half-month lease term of the Kaysville Lease for a period of one year. At commencement of the Kaysville Lease, right-of-use assets obtained in exchange for new operating lease liabilities amounted to $21,147.

Operating lease expense was $41,027 for the year ended March 31, 2020. Operating cash flows used for the operating leases during the year ended March 31, 2020 was $33,694. As of March 31, 2020, the weighted average remaining lease term was 2.15 years and the weighted average discount rate was 12%.

Future minimum lease payments under non-cancellable leases as of March 31, 2020 were as follows:

2021	$56,794
2022	48,000
2023	16,000
Total	120,794
Less: Interest	(13,996)
Present value of lease liability	106,798
Operating lease liability, current [1]	(56,530)
Operating lease liability, long term	$50,268

[1] Represents lease payments to be made in the next 12 months

NOTE 10 – STOCKHOLDERS’ EQUITY

Preferred Stock

We are authorized to issue up to 50,000,000 shares of preferred stock with a par value of $0.001 and our board of directors has the authority to issue one or more classes of preferred stock with rights senior to those of common stock and to determine the rights, privileges, and preferences of that preferred stock.

During the year ended March 31, 2020 our Board of Directors approved the designation of 2,000,000 of the Company’s shares of preferred stock as Series B Convertible Preferred Stock. Our Series B Convertible Preferred Stock holders are entitled to 500 votes per share, are entitled to receive cumulative dividends at the annual rate of 12% per annum of the liquidation price, equal to $1.20 per share, and can convert one Series B Preferred Stock share into 500 shares of our common stock. As of March 31, 2020 and 2019, we had no preferred stock issued or outstanding.

Common Stock Transactions

During the year ended March 31, 2020, we issued 59,215,648 shares of common stock in exchange for net proceeds of $825,000. Effective March 31, 2020 we entered into a settlement agreement to issue 200,000,000 shares of our common stock to repay a $3,600,000 convertible promissory note and $500,000 worth of short-term advances, for a total of $4,100,000 worth of related party debt settled (see Note 6).

During the year ended March 31, 2020 we issued 522,000,000 shares of common stock, valued at $4,561,500 based on the market value on the day of issuance, to multiple employees for services and compensation, which is subject to forfeiture if the employee is not in good standing at the time the shares are fully vested, or in some cases, if certain milestones are not met. Of the $4,561,500 value we recognized $2,836,843 as an expense during the year ending March 31, 2020 and the remaining $1,724,657 will be recognized ratably over the vesting term. In addition to the shares issued to employees, we also issued an additional 15,618,592 shares of common stock, valued at $261,800 based on the market value on the day of issuance, for services.

INVESTVIEW, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2020 AND 2019

During the year ended March 31, 2020 we repurchased 5,150 shares of common stock for $102 and we cancelled 22,500,000 shares that were returned in accordance with the terms of a Convertible Promissory Note (see Note 6), reducing common stock by $22,500 and increasing additional paid in capital by the same. We also cancelled 200,000,000 shares returned in conjunction with the termination of a Joint Venture Agreement entered into in March of 2019, reducing common stock by $200,000, reducing additional paid in capital by $3,180,000, offset with a reduction in our prepaid asset of $3,380,000. During the year ended March 31, 2020 we recorded a beneficial conversion feature of $1,000,000 related to a convertible promissory note entered into with a related party (see Note 6).

In conjunction with the sale of common stock during the year ended March 31, 2018, we provided a guarantee to certain individuals such that we would issue additional shares of our common stock if the average closing price of our common stock fell below $0.02 per share on the 20 days preceding the 18-month anniversary of the date the shares were originally sold. As a result of this guarantee, we had recorded $626,388 in accounts payable and accrued liabilities on our balance sheet as of March 31, 2018. During the year ended March 31, 2019, the 18-month anniversary passed without the common stock falling below the set threshold, therefore, we were released from the guarantee, and we increased additional paid-in capital by $525,000 to remove the previously recorded offering costs. During the year ended March 31, 2020, the 18-month anniversary passed without the common stock falling below the set threshold, therefore, we were released from the guarantee, and we increased additional paid-in capital by $101,387 to remove the previously recorded offering costs.

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

As of March 31, 2020 and 2019, we had 3,214,490,408 and 2,640,161,318 shares of common stock issued and outstanding, respectively.

Employee Stock Options

The nonqualified plan adopted in 2007 authorizes 65,000 shares, of which 47,500 have been granted as of March 31, 2020. The qualified plan adopted in October of 2008 authorizes 125,000 shares and was approved by a majority of our shareholders on September 16, 2009. As of March 31, 2020, 42,500 shares have been granted under the 2008 plan. During the year ended March 31, 2020 all previously outstanding options expired and no new options were granted.

The following table summarizes the changes in employee stock options outstanding and the related prices for the shares of our common stock issued to employees under two employee stock option plans:

Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price	Life (years)	Value
Options outstanding at March 31, 2018	35,000	$10.00	1.51	$-
Granted	-	$-
Exercised	-	$-
Canceled / expired	-	$-
Options outstanding at March 31, 2019	35,000	$10.00	0.51	$-
Granted	-	$-
Exercised	-	$-
Canceled / expired	(35,000)	$10.00
Options outstanding at March 31, 2020	-	$-	-	$-
Options exercisable at March 31, 2020	-	$-	-	$-

INVESTVIEW, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2020 AND 2019

Stock-based compensation expense in connection with options granted to employees for the year ended March 31, 2020 and 2019, was $0.

Warrants

During the year ended March 31, 2020 all previously outstanding warrants expired and no new warrants were granted. Transactions involving our warrants are summarized as follows:

		Weighted
	Number of	Average
	Shares	Exercise Price
Warrants outstanding at March 31, 2018	6,169,497	$1.50
Granted / restated	-	$-
Canceled	-	$-
Expired	(1,117,000)	$(1.48)
Warrants outstanding at March 31, 2019	5,052,497	$1.50
Granted	-	$-
Canceled	-	$-
Expired	(5,052,497)	$(1.50)
Warrants outstanding at March 31, 2020	-	$-

NOTE 11 – COMMITMENTS AND CONTINGENCIES

Litigation

In the ordinary course of business, we may be or have been involved in legal proceedings from time to time. Below is a description of all legal proceedings we were involved in during the year ended March 31, 2020 and 2019:

●	In February 2018, we received a subpoena from the United States Commodity Futures Trading Commission (“CFTC”). We complied with the terms of the subpoena, negotiated a resolution of this matter with the CFTC staff, and a final order was issued on September 14, 2018. Under the order, we did not admit or deny any of the allegations, agreed to pay a fine of $150,000, and agreed not to act as an unregistered Commodities Trading Advisor in the future. As of March 31, 2020, we have paid all amounts owed to CFTC and no unpaid balance remains.

●	In April of 2019, we received a Summons and Complaint from Fibernet Corp making claims of unpaid invoices and breach of contracts entered into in February 2012 and January 2015 as RazorData Corp. Without admitting fault or liability, in June of 2019, we entered into an agreement with Fibernet Corp to settle all claims and release us from any future claims in exchange for a payment of $35,160 to avoid ongoing litigation related to this matter.

NOTE 12 – INCOME TAXES

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

INVESTVIEW, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2020 AND 2019

Net deferred tax assets consist of the following components as of March 31, 2020 and 2019:

	2020	2019
Deferred tax assets:
NOL carryover	$7,215,400	$2,363,900
Accrued Payroll	207,100	209,100
Amortization	275,700	49,100
Related party accruals	10,000	1,500
Deferred tax liabilities
Depreciation	(899,300)	(1,200)
Valuation allowance	(6,808,900)	(2,622,400)
Total long-term deferred income tax assets	$-	$-

The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate to pretax income from continuing operations for the years ended March 31, 2020 and 2019, due to the following:

	2020	2019
Book income (loss)	$(6,385,600)	$(1,493,400)
Stock for services	929,600	32,800
Amortization	38,400	(33,100)
Contingent liability	-	(45,000)
Unrealized gain on cryptocurrency	(34,000)	(31,900)
Meals and entertainment	15,900	12,400
Non-cash interest expense	765,700	315,800
Depreciation	(821,700)	(7,200)
Related party accruals	8,500	1,500)
Related party accrued payroll	(2,000)	174,600
Gain on deconsolidation of WG LATAM	(16,100)	-
Gain on bargain purchase	-	(291,400)
(Gain)/Loss on value of derivative liabilities	(171,400)	64,300
Stock issued for loan fees	-	21,000
Impairment of prepaid paid for with equity	549,700	-
Amortization of prepaid paid for with equity	248,600	45,100
Valuation allowance	4,874,400	1,234,500
Total long-term deferred income tax assets	$-	$-

At March 31, 2020, we had net operating loss carryforwards of approximately $24,051,000 that may be offset against future taxable income for the year 2021 through 2040. However, due to the change in ownership provisions of the Tax Reform Act of 1986, the NOL accumulated prior to the April 1, 2017, acquisition can only offset future income of up to $13,837 per year until expired. Should additional changes in ownership occur, net operating loss carryforwards in future years may be further limited.

No tax benefit from continuing or discontinued operations have been reported in the March 31, 2020, consolidated financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

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

INVESTVIEW, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2020 AND 2019

We recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. We had no accruals for interest and tax penalties at March 31, 2020 and 2019.

We do not expect the amount of unrecognized tax benefits to materially change within the next 12 months.

We are required to file income tax returns in the U.S. Federal jurisdiction, in New York State, New Jersey, and in Utah. We are no longer subject to income tax examinations by tax authorities for tax years ending before March 31, 2016. During the year ended March 31, 2020 and 2019 we paid income taxes of $7,383 and $70,768, respectively.

NOTE 13 – SUBSEQUENT EVENTS

Subsequent to March 31, 2020, we received proceeds of $2,091,135 in short-term advances from related parties, $2,000,000 from a short-term promissory note with a related party, and $400,000 from a short-term promissory note with a non-related party. Additionally, we received $505,300 in proceeds from the Paycheck Protection Program as established by the CARES Act, along with an additional $500,000 in proceeds from a loan with the U.S. Small Business Administration.

Subsequent to March 31, 2020, we repurchased 9,079 shares of our common stock from a third party. These shares were immediately canceled. Also subsequent to March 31, 2020 we issued 21,000,000 shares of our common stock for services and compensation.

In accordance with ASC Topic 855, Subsequent Events, we have evaluated subsequent events through the date of this filing and have determined that there are no additional subsequent events that require disclosure.

