Form 10-Q
period 2020-06-30
Investview, Inc.
filed 2020-08-14
CIK 862651

U.S. Securities and Exchange Commission

Washington, DC 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED

June 30, 2020

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of August 10, 2020, there were 3,035,481,329 shares of common stock, $0.001 par value, outstanding.

INVESTVIEW, INC.

Form 10-Q for the Three Months Ended June 30, 2020

PART I – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

INVESTVIEW, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	March 31,
	2020	2020
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,122,848	$137,177
Restricted cash	26,000	-
Prepaid assets	3,422,527	5,309,512
Receivables	1,178,549	910,646
Short-term advances	145,000	145,000
Short-term advances - related party	500	500
Other current assets	162,711	96,022
Total current assets	6,058,135	6,598,857

Fixed assets, net	6,589,886	2,997,611

Other assets:
Intangible assets, net	649,713	692,882
Operating lease right-of-use asset	85,983	99,465
Deposits	10,578	11,173
Total other assets	746,274	803,520

Total assets	$13,394,295	$10,399,988

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued liabilities	$2,845,117	$2,896,012
Payroll liabilities	814,055	880,349
Customer advance	2,455,546	392,310
Deferred revenue	834,050	612,500
Derivative liability	445,860	793,495
Operating lease liability, current	52,843	56,530
Other current liabilities	12,607,200	11,407,200
Related party payables, net of discounts	1,993,601	1,964,760
Debt, net of discounts	2,106,776	1,719,326
Total current liabilities	24,155,048	20,722,482

Operating lease liability, long term	40,974	50,268
Other long term liabilities, net of deferred interest	5,950,968	3,885,464
Total long term liabilities	5,991,942	3,935,732

Total liabilities	30,146,990	24,658,214

Commitments and contingencies	-	-

Stockholders’ equity (deficit):
Preferred stock, par value: $0.001; 50,000,000 shares authorized, none issued and outstanding as of June 30, 2020 and March 31, 2020	-	-
Common stock, par value $0.001; 10,000,000,000 shares authorized; 3,235,481,329 and 3,214,490,408 shares issued and outstanding as of June 30, 2020 and March 31, 2020, respectively	3,235,481	3,214,490
Additional paid in capital	31,327,207	28,929,516
Accumulated other comprehensive income (loss)	(19,422)	(20,058)
Accumulated deficit	(51,295,961)	(46,382,174)
Total stockholders’ equity (deficit)	(16,752,695)	(14,258,226)

Total liabilities and stockholders’ equity (deficit)	$13,394,295	$10,399,988

The accompanying notes are an integral part of these condensed consolidated financial statements

INVESTVIEW, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended June 30,
	2020	2019

Revenue:
Subscription revenue, net of refunds, incentives, credits, and chargebacks	$4,243,257	$7,511,713
Mining revenue	1,342,546	-
Fee revenue	4,013	-
Total revenue, net	5,589,816	7,511,713

Operating costs and expenses:
Cost of sales and service	912,324	243,453
Commissions	3,373,831	4,868,970
Selling and marketing	217,584	412,488
Salary and related	1,220,835	1,143,854
Professional fees	427,248	309,446
General and administrative	2,444,792	1,358,643
Total operating costs and expenses	8,596,614	8,336,854

Net loss from operations	(3,006,798)	(825,141)

Other income (expense):
Gain (loss) on debt extinguishment	17,826	-
Gain (loss) on fair value of derivative liability	347,635	(1,759,190)
Gain on deconsolidation	-	53,739
Realized gain (loss) on cryptocurrency	-	410
Unrealized gain (loss) on cryptocurrency	91,486	147,410
Interest expense	(2,247,098)	(545,997)
Interest expense, related parties	(178,915)	-
Other income (expense)	63,062	(71,642)
Total other income (expense)	(1,906,004)	(2,175,270)

Income (loss) before income taxes	(4,912,802)	(3,000,411)
Income tax expense	(985)	(5,544)

Net income (loss)	$(4,913,787)	$(3,005,955)

Income (loss) per common share, basic and diluted	$(0.00)	$(0.00)

Weighted average number of common shares outstanding, basic and diluted	3,234,791,316	2,234,117,482

Other comprehensive income, net of tax:
Foreign currency translation adjustments	$636	$(18,975)
Total other comprehensive income	636	(18,975)
Comprehensive income (loss)	$(4,913,151)	$(3,024,930)

The accompanying notes are an integral part of these condensed consolidated financial statements

INVESTVIEW, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

THREE MONTHS ENDED JUNE 30, 2020 AND 2019

(Unaudited)

				Accumulated
			Additional	Other
	Common stock		Paid in	Comprehensive	Accumulated	Noncontrolling
	Shares	Amount	Capital	Income	Deficit	Interest	Total
Balance, March 31, 2019	2,640,161,318	$2,640,161	$23,758,917	$1,363	$(25,096,983)	$51,485	$1,354,943
Common stock issued for cash	39,215,648	39,216	285,784	-	-	-	325,000
Offering costs	-	-	101,387	-	-	-	101,387
Deconsolidation of Kuvera LATAM	-	-	-	-	-	(51,485)	(51,485)
Foreign currency translation adjustment	-	-	-	(18,975)	-	-	(18,975)
Net income (loss)	-	-	-	-	(3,005,955)	-	(3,005,955)
Balance, June 30, 2019	2,679,376,966	$2,679,377	$24,146,088	$(17,612)	$(28,102,938)	$-	$(1,295,085)

Balance, March 31, 2020	3,214,490,408	$3,214,490	$28,929,516	$(20,058)	$(46,382,174)	$-	$(14,258,226)
Common stock issued for services	21,000,000	21,000	397,954	-	-	-	418,954
Share repurchase	(9,079)	(9)	(263)	-	-	-	(272)
Beneficial conversion feature	-	-	2,000,000	-	-	-	2,000,000
Foreign currency translation adjustment	-	-	-	636	-	-	636
Net income (loss)	-	-	-	-	(4,913,787)	-	(4,913,787)
Balance, June 30, 2020	3,235,481,329	$3,235,481	$31,327,207	$(19,422)	$(51,295,961)	$-	$(16,752,695)

The accompanying notes are an integral part of these condensed consolidated financial statements

INVESTVIEW INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended June 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,913,787)	$(3,005,955)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	377,582	1,220
Amortization of debt discount	402,951	497,868
Amortization of long-term license agreement	-	37,497
Amortization of intangible assets	43,169	84,306
Stock issued for services and compensation	418,954	-
Lease cost, net of repayment	501	-
(Gain) on deconsolidation	-	(53,739)
(Gain) loss on debt extinguishment	(17,826)	-
Loss on fair value of derivative liability	(347,635)	1,759,190
Realized (gain) loss on cryptocurrency	-	(410)
Unrealized (gain) loss on cryptocurrency	(91,486)	(147,410)
Changes in operating assets and liabilities:
Receivables	(267,903)	(99,698)
Prepaid assets	(365,583)	235,728
Short-term advances	-	(58,285)
Short-term advances from related parties	-	(10,000)
Other current assets	24,797	200,542
Deposits	595	(5,000)
Accounts payable and accrued liabilities	(104,661)	(106,735)
Customer advance	2,063,236	-
Deferred revenue	221,550	1,527,516
Other liabilities	3,265,504	-
Accrued interest	46,830	46,335
Accrued interest, related parties	149,562	-
Net cash provided by (used in) operating activities	906,350	902,970

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for fixed assets	(1,717,289)	-
Net cash provided by (used in) investing activities	(1,717,289)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from related parties	4,339,135	206,500
Repayments for related party payables	(2,489,209)	(356,501)
Proceeds from debt	1,405,300	200,000
Repayments for debt	(1,432,344)	(1,309,170)
Payments for share repurchase	(272)	-
Proceeds from the sale of stock	-	325,000
Net cash provided by (used in) financing activities	1,822,610	(934,171)

Effect of exchange rate translation on cash	-	38

Net increase (decrease) in cash, cash equivalents, and restricted cash	1,011,671	(31,163)
Cash, cash equivalents, and restricted cash - beginning of period	137,177	133,644
Cash, cash equivalents, and restricted cash - end of period	$1,148,848	$102,481

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$-	$51,000
Income taxes	$985	$5,544
Non cash investing and financing activities:
Reductions to equity for offering costs accrued	$-	$101,387
Prepaid assets reclassified to fixed assets	$2,252,568	$-
Beneficial conversion feature	$2,000,000	$-

The accompanying notes are an integral part of these condensed consolidated financial statements

INVESTVIEW, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 30, 2020

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

AS OF JUNE 30, 2020

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

Apex Tek, LLC (formerly Razor Data, LLC) delivers the APEX program which permits individuals to purchase assets that will generate monthly cash flow. As of June 30, 2020 we have ceased selling the APEX package. We may re-introduce APEX at a late date after further evaluation of the model.

Investment Tools & Training, LLC currently has no operations or activities.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations (Regulation S-X) of the Securities and Exchange Commission (the “SEC”) and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the three months ended June 30, 2020, are not necessarily indicative of the operating results that may be expected for the year ending March 31, 2021. These unaudited condensed consolidated financial statements should be read in conjunction with the March 31, 2020 consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended March 31, 2020.

Principles of Consolidation

The consolidated financial statements include the accounts of Investview, Inc., and our wholly owned subsidiaries, Kuvera, LLC, Investment Tools & Training, LLC, Apex Tek, LLC (formerly Razor Data, LLC), S.A.F.E. Management, LLC, SafeTek, LLC (formerly WealthGen Global, LLC), United Games, LLC, United League, LLC, and Kuvera France S.A.S. Through March 31, 2019 we had determined that one affiliated entity, Kuvera LATAM S.A.S., which we previously conducted business with, was a variable interest entity and we were the primary beneficiary of the entity’s activities, which are similar to those of Kuvera, LLC. As a result, through March 31, 2019 we had consolidated the accounts of this variable interest entity into the consolidated financial statements. Further, because the Company did not have any ownership interest in this variable interest entity, the Company had allocated the contributed capital in the variable interest entity as a component of noncontrolling interest. As of April 1, 2019 Kuvera LATAM S.A.S. had no operations and ceased to exist, therefore, as of that date, no consolidation of the entity was necessary and we recorded a gain on deconsolidation of $53,739 to eliminate the intercompany account with Kuvera LATAM S.A.S. All intercompany transactions and balances have been eliminated in consolidation.

INVESTVIEW, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 30, 2020

(Unaudited)

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

The financial statements of Kuvera France S.A.S. are prepared using their functional currency and have been translated into U.S. dollars (“USD”). Assets and liabilities are translated into USD at the applicable exchange rates at period-end. Stockholders’ equity is translated using historical exchange rates. Revenue and expenses are translated at the average exchange rates for the period. Any translation adjustments are included as foreign currency translation adjustments in accumulated other comprehensive income in our stockholders’ equity (deficit).

The following rates were used to translate the accounts of Kuvera France S.A.S. and Kuvera LATAM S.A.S. into USD at the following balance sheet dates.

	June 30, 2020	March 31, 2020
Euro to USD	1.12165	1.10314

The following rates were used to translate the accounts of Kuvera France S.A.S. into USD for the following operating periods.

	Three Months Ended June 30,
	2020	2019
Euro to USD	1.10160	1.12398

Restricted Cash

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the balance sheet that sum to the total of the same such amounts shown in the statement of cash flows.

	June 30, 2020	March 31, 2020
Cash and cash equivalents	$1,122,848	$137,177
Restricted Cash	26,000	-
Total cash, cash equivalents, and restricted cash shown on the statement of cash flows	$1,148,848	$137,177

Amount included in restricted cash represent funds required to be held in an escrow account by a contractual agreement and will be used for paying dividends to our Series B Preferred Stock holders.

Cryptocurrencies

We hold cryptocurrency-denominated assets (“cryptocurrencies”) and include them in our consolidated balance sheet as other current assets. We record cryptocurrencies at fair market value and recognize the change in the fair value of our cryptocurrencies as an unrealized gain or loss in the consolidated statement of operations. As of June 30, 2020 and March 31, 2020 the fair value of our cryptocurrencies was $162,711 and $96,022, respectively. During the three months ended June 30, 2020 we recorded $0 and $91,486 as a total realized and unrealized gain (loss) on cryptocurrency, respectively. During the three months ended June 30, 2019 we recorded $410 and $147,410 as a total realized and unrealized gain (loss) on cryptocurrency, respectively.

INVESTVIEW, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 30, 2020

(Unaudited)

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

As of June 30, 2020 fixed assets were made up of the following:

	Estimated
	Useful
	Life
	(years)	Value
Furniture, fixtures, and equipment	10	$12,792
Computer equipment	3	22,752
Data processing equipment	3	7,180,453
		7,215,997
Accumulated amortization as of June 30, 2020		(626,111)
Net book value, June 30, 2020		$6,589,886

Total depreciation expense for the three months ended June 30, 2020 and 2019, was $377,582 and $1,220, respectively.

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

In June of 2017 we issued 80,000,000 shares of common stock with a value of $2,256,000 for a 15-year license agreement. Annual amortization over the 15-year life is expected to be $150,400 per year. Amortization recognized for the three months ended June 30, 2020 and 2019 was $0 and $37,497, respectively, and the long-term license agreement was recorded at a net value of $0 as of June 30, 2020 and March 31, 2020 due to the asset being impaired as of March 31, 2020.

In June of 2018 we purchased United Games, LLC and United League, LLC and recorded the transaction as a business combination. Intangible assets acquired in the business combination were recorded at fair value on the date of acquisition and are being amortized on a straight-line method over their estimated useful lives. As of June 30, 2020 intangible assets were made up of the following:

	Estimated
	Useful
	Life
	(years)	Value
FireFan mobile application	4	$331,000
Back office software	10	408,000
Tradename/trademark - FireFan	5	248,000
Tradename/trademark - United Games	0.45	4,000
		991,000
Accumulated amortization as of June 30, 2020		(341,287)
Net book value, June 30, 2020		$649,713

INVESTVIEW, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 30, 2020

(Unaudited)

Amortization expense for the three months ended June 30, 2020 and 2019 was $43,169 and $84,306, respectively. Amortization expense is expected to be as follows:

Remainder of 2021	$129,981
Fiscal year ending March 31, 2022	173,150
Fiscal year ending March 31, 2023	173,150
Fiscal year ending March 31, 2024	32,589
Fiscal year ending March 31, 2025	6,148
Fiscal year ending March 31, 2026 and beyond	134,695
$649,713

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

We evaluate the recoverability of long-lived assets based upon future net cash flows expected to result from the asset, including eventual disposition. Should impairment in value be indicated, the carrying value of intangible assets will be adjusted and an impairment loss is recorded equal to the difference between the asset’s carrying value and fair value or disposable value. During the three months ended June 30, 2020 and 2019 no impairment was recognized.

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

Our financial instruments consist of cash, accounts receivable, accounts payable, and debt. We have determined that the book value of our outstanding financial instruments as of June 30, 2020 and March 31, 2020, approximates the fair value due to their short-term nature.

INVESTVIEW, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 30, 2020

(Unaudited)

Items recorded or measured at fair value on a recurring basis in the accompanying consolidated financial statements consisted of the following items as of June 30, 2020:

	Level 1	Level 2	Level 3	Total
Cryptocurrencies	$162,711	$-	$-	$162,711
Total Assets	$162,711	$-	$-	$162,711

Derivative liability	$-	$-	$445,860	$445,860
Total Liabilities	$-	$-	$445,860	$445,860

Items recorded or measured at fair value on a recurring basis in the accompanying consolidated financial statements consisted of the following items as of March 31, 2020:

	Level 1	Level 2	Level 3	Total
Cryptocurrencies	$96,022	$-	$-	$96,022
Total Assets	$96,022	$-	$-	$96,022

Derivative liability	$-	$-	$793,495	$793,495
Total Liabilities	$-	$-	$793,495	$793,495

Sale and Leaseback

Through our wholly-owned subsidiary, APEX Tex, LLC, we sell high powered data processing equipment (“APEX”) to our customers and they lease the equipment back to SAFETek, LLC, another of our wholly-owned subsidiaries. We account for these transactions under ASC 842-40 where the leaseback has been deemed a sales-type lease due to the lease term generally covering the entire economic life of the equipment and our likelihood to purchase the asset at the end of the lease term. In accordance with ASC 842-40 we have recorded the data processing equipment as a fixed asset on our balance sheet and we have accounted for the amounts received for the equipment as a financial liability, in other liabilities on our balance sheet. Further, we will recognize interest on the financial liability over the term of the lease to ensure the financial liability equates to the total amounts to be paid over the life of the lease. During the three months ended June 30, 2020 we had the following activity related to our sale and leaseback transactions:

	Total Financial Liability	Contra- Liability	Net Financial Liability	Current [1]	Long Term
Balance as of March 31, 2020	$53,828,000	$(38,535,336)	$15,292,664	$11,407,200	$3,885,464
Proceeds from sales of APEX	2,340,432	-	2,340,432
Interest recorded on financial liability	3,659,568	(3,659,568)	-
Payments made for leased equipment	(901,000)	-	(901,000)
Interest expense	-	1,826,072	1,826,072
Balance as of June 30, 2020	$58,927,000	$(40,368,832)	$18,558,168	$12,607,200	$5,950,968

[1] Represents lease payments to be made in the next 12 months

The $40,368,832 is expected to be recognized into interest as follows:

Remainder of 2021	$7,166,769
Fiscal year ending March 31, 2022	8,158,547
Fiscal year ending March 31, 2023	8,158,547
Fiscal year ending March 31, 2024	8,158,547
Fiscal year ending March 31, 2025 and beyond	8,726,422
$40,368,832

INVESTVIEW, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 30, 2020

(Unaudited)

During the three months ended June 30, 2020 we received additional proceeds for APEX sales which were recorded in the customer advance amount shown on our balance sheet, resulting in a net increase in the account of $2,063,236.

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

Revenue generated for the three months ended June 30, 2020 is as follows:

	Subscription Revenue	Mining Revenue	Fee Revenue	Total
Gross billings/receipts	$4,559,960	$1,342,546	$4,013	$5,906,519
Refunds, incentives, credits, and chargebacks	(316,703)	-	-	(316,703)
Net revenue	$4,243,257	$1,342,546	$4,013	$5,589,816

For the three months ended June 30, 2020 foreign and domestic revenues were approximately $4 million and $1.6 million, respectively.

Revenue generated for the three months ended June 30, 2019 is as follows:

	Subscription Revenue	Mining Revenue	Fee Revenue	Total
Gross billings/receipts	$8,292,701	$-	$-	$8,292,701
Refunds, incentives, credits, and chargebacks	(780,988)	-	-	(790,988)
Net revenue	$7,511,713	$-	$-	$7,511,713

For the three months ended June 30, 2019 foreign and domestic revenues were approximately $7.1 million and $400,000, respectively.

INVESTVIEW, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 30, 2020

(Unaudited)

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

Potentially dilutive securities excluded from the computation of basic and diluted net loss per share are as follows:

	June 30, 2020	June 30, 2019
Options to purchase common stock	-	35,000
Warrants to purchase common stock	-	5,052,497
Notes convertible into common stock	180,609,479	172,829,927
Totals	180,609,479	177,914,424

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

NOTE 4 – GOING CONCERN AND LIQUIDITY

Our financial statements are prepared using generally accepted accounting principles applicable to a going concern that contemplates the realization of assets and liquidation of liabilities in the normal course of business. We have incurred significant recurring losses, which have resulted in an accumulated deficit of $51,295,961 as of June 30, 2020, along with a net loss of $4,913,787 for the three months ended June 30, 2020. Additionally, as of June 30, 2020, we had cash of $1,122,848 and a working capital deficit of $18,096,913. These factors raise substantial doubt about our ability to continue as a going concern.

Historically we have relied on increasing revenues and new debt and equity financing to pay for operational expenses and debt as it came due. During the three months ended June 30, 2020, we raised $1,405,300 in cash proceeds from new debt arrangements and raised $4,339,135 in cash proceeds from related parties. Additionally, net cash provided by operations was $906,350 for the three months ended June 30, 2020. Subsequent to June 30, 2020, we obtained $100,000 in cash proceeds from new lending arrangements (see NOTE 11). Additionally, subject to a Securities Purchase agreement entered into in April 2020 we have a commitment from an investor to purchase a $9 million promissory note on or before October 31, 2020, subject to certain conditions.

INVESTVIEW, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 30, 2020

(Unaudited)

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

NOTE 5 – RELATED-PARTY TRANSACTIONS

Our related-party payables consisted of the following:

	June 30, 2020	March 31, 2020
Short-term advances [1]	$818,188	$876,427
Promissory note entered into on 1/30/20 [2]	1,083,060	1,033,333
Convertible Promissory Note entered into on 4/27/20 [3]	22,782	-
Convertible Promissory Note entered into on 5/27/20 [4]	6,571	-
Accounts payable – related party [5]	63,000	55,000
	$1,993,601	$1,964,760

[1]	We periodically receive advances for operating funds from our current majority shareholders and other related parties, including entities that are owned, controlled, or influenced by our owners or management. These advances are due on demand and are unsecured. During the three months ended June 30, 2020, we received $2,271,135 in cash proceeds from advances, incurred $40,000 in interest expense on the advances, and repaid related parties $2,369,374.

INVESTVIEW, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 30, 2020

(Unaudited)

[2]	We entered into a $1,000,000 promissory note with Joeseph Cammarata, our Chief Executive Officer, on January 30, 2020. The term of the note is one year, at which time the principal and interest of 20%, or $200,000 will be due. During the three months ended June 30, 2020 we recognized $49,727 of interest expense on the note.

[3]	On April 27, 2020 we received proceeds of $1,300,000 from DBR Capital, LLC, an entity controlled by members of our Board of Directors. The note bears interest at 20% per annum, payable monthly, and the principal is due and payable on April 27, 2030. The note is convertible into common stock at a conversion price of $0.01257 per share therefore during the three months ended June 30, 2020 we recorded a beneficial conversion feature and debt discount of $1,300,000 (see NOTE 8). During the three months ended June 30, 2020 we recognized $22,782 of the debt discount into interest expense as well as expensed and paid an additional $46,222 of interest expense on the note.

[4]	On May 27, 2020 we received proceeds of $700,000 from DBR Capital, LLC, an entity controlled by members of our Board of Directors. The note bears interest at 20% per annum, payable monthly, and the principal is due and payable on April 27, 2030. The note is convertible into common stock at a conversion price of $0.01257 per share therefore during the three months ended June 30, 2020 we recorded a beneficial conversion feature and debt discount of $700,000 (see NOTE 8). During the three months ended June 30, 2020 we recognized $6,571 of the debt discount into interest expense as well as expensed and paid an additional $13,613 of interest expense on the note.

[5]	During the three months ended June 30, 2020 we paid $15,000 to an accounting firm owned by our Chief Financial Officer to reduce amounts previously owed. We also incurred $68,000 to reimburse DBR Capital, LLC, for amounts paid on our behalf. Of that $68,000, $45,000 was repaid during the three months ended June 30, 2020.

NOTE 6 – DEBT

Our debt consisted of the following:

	June 30, 2020	March 31, 2020
Short-term advance received on 8/31/18 [1]	$65,000	$65,000
Secured merchant agreement for future receivables entered into on 8/16/19 and refinanced on 12/10/19 [2]	408,637	1,223,615
Secured merchant agreement for future receivables entered into on 8/16/19 [3]	-	260,090
Convertible promissory note entered into on 3/5/20 [4]	58,822	13,072
Convertible promissory note entered into on 3/11/20 [5]	41,896	7,549
Short-term advance received on 3/25/20 [6]	122,500	150,000
Promissory note entered into on 4/10/20 [7]	400,000	-
Note issued under the Paycheck Protection Program on 4/17/20 [8]	506,325	-
Loan with the U.S. Small Business Administration dated 4/19/20 [9]	503,596	-
	$2,106,776	$1,719,326

[1]	In August 2018, we received a $75,000 short-term advance. The advance is due on demand, has no interest rate, and is unsecured. During the three months ended June 30, 2020 we made no payments on the debt.

[2]	During August 2019, we entered into a Secured Merchant Agreement for future receivables with an entity that provides quick access to working capital. On August 15, 2019, we received proceeds from this arrangement of $339,270 after paying off $316,093 and $297,033 from two separate February 2018 agreements. In accordance with the terms of the new agreement, we were required to repay $1,399,000 by making daily ACH payments of $6,823. Accordingly, we recorded $446,604 as a debt discount at the inception of the agreement, which was the difference between the funds received plus the earlier debt paid off, and the amount that was to be repaid.

Effective December 10, 2019 this debt was refinanced and the outstanding balance of $839,514 was rolled into a new Secured Merchant Agreement for future receivables. Prior to the refinance, we repaid $559,486 and amortized $446,605 into interest expense related to the August 2019 arrangement. As a result of the refinancing arrangement we received proceeds of $854,801. In accordance with the terms of the agreement, we were required to repay $2,448,250 by making daily ACH payments of $10,999. Accordingly, we recorded $753,935 as a debt discount at the inception of the agreement, which was the difference between the funds received plus the earlier debt paid off, and the amount that was to be repaid. During the year ended March 31, 2020, after the refinance, we repaid $747,932 and amortized $277,232 into interest expense related to the new December 2019 agreement. During the three months ended June 30, 2020 we repaid $1,041,496 and amortized $226,518 into interest expense.

INVESTVIEW, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 30, 2020

(Unaudited)

[3]	During August 2019, we entered into a Secured Merchant Agreement for future receivables with an entity that provides quick access to working capital. In August 2019, we received proceeds from this arrangement of $418,381 after paying off $382,000 from an October 2018 agreement. In accordance with the terms of the agreement, we were required to repay $1,189,150 by making daily ACH payments of $5,801. Accordingly, we recorded $388,769 as a debt discount at the inception of the agreement, which was the difference between the funds received plus the earlier debt paid off, and the amount that was to be repaid. During the year ended March 31, 2020, we repaid $853,203 and amortized $312,912 into interest expense. During the three months ended June 30, 2020 we repaid $330,013, recorded a $5,934 gain on settlement of debt, and amortized $75,857 into interest expense

[4]	In March 2020, we entered into a Convertible Promissory Note and received proceeds of $200,000 after incurring loan fees of $3,000. The note incurs interest at 10% per annum and has a maturity date of June 2, 2021. The Convertible Promissory Note has a variable conversion rate that is 65% of the average of the two lowest trading prices during the previous 15-trading-day period, subject to adjustment. Therefore, the conversion feature is accounted for as a derivative instrument (see Note 7). At inception, we recorded a debt discount of $203,000 and captured loan fees, recorded as interest expense, of $116,077. During the year ended March 31, 2020, we amortized $11,626 into interest expense, and recorded additional interest expense on the note of $1,446. During the three months ended June 30, 2020, we amortized $40,689 into interest expense, and recorded additional interest expense on the note of $5,061.

[5]	In March 2020, we entered into a Convertible Promissory Note and received proceeds of $150,000 after incurring loan fees of $3,000. The note incurs interest at 10% per annum and has a maturity date of June 10, 2021. The Convertible Promissory Note has a variable conversion rate that is 65% of the average of the two lowest trading prices during the previous 15-trading-day period, subject to adjustment. Therefore, the conversion feature is accounted for as a derivative instrument (see Note 7). At inception, we recorded a debt discount of $153,000 and captured loan fees, recorded as interest expense, of $148,432. During the year ended March 31, 2020, we amortized $6,711 into interest expense, and recorded additional interest expense on the note of $838. During the three months ended June 30, 2020, we amortized $30,533 into interest expense and recorded additional interest expense on the note of $3,814.

[6]	In March 2020, we received a $150,000 short-term advance. The advance is due on demand, has no interest rate, and is unsecured. During the three months ended June 30, 2020 we made repayments of $27,500 on the debt.

[7]	In April 2020, we received proceeds of $400,000 after entering into a promissory note that is due six months from the funding date. Under the note six interest only payments of $16,667 are to be made on the 20th of each month beginning in May 2020. Collateral for the note is, in priority order, is: the reserve and current balance in one of our merchant accounts, the reserve account in a second separate merchant accounts, shares of our common stock, and high-speed computer processing equipment. During the three months ended June 30, 2020 we recorded and paid $33,334 worth of interest expense.

[8]	In April 2020 we received $505,300 in proceeds from the Paycheck Protection Program as established by the CARES Act as a result of a Note entered into with the U.S. Small Business Administration. The note has an interest rate of 1% and matures on April 1, 2022. Under the Note we are required to make monthly payments beginning November 1, 2020, however, under the terms of the CARES Act the loan may be forgiven if funds are used for qualifying expenses. During the three months ended June 30, 2020 we recorded $1,025 worth of interest expense on the Note.

[9]	In April 2020 we received proceeds of $500,000 from a loan entered into with the U.S. Small Business Administration. Under the terms of the loan interest is to accrue at a rate of 3.75% per annum and installment payments of $2,437 monthly will begin twelve months from the date of the loan, with all interest and principal due and payable thirty years from the date of the loan. During the three months ended June 30, 2020 we recorded $3,596 worth of interest on the loan.

NOTE 7 – DERIVATIVE LIABILITY

During the three months ended June 30, 2020, we had the following activity in our derivative liability account:

Derivative liability at March 31, 2020	$793,495
Derivative liability recorded on new instruments	-
Derivative liability reduced by debt settlement	-
Change in fair value	(347,635)
Derivative liability at June 30, 2020	$445,860

We use the binomial option pricing model to estimate fair value for those instruments convertible into common stock, at inception, at conversion date, and at each reporting date. During the three months ended June 30, 2020, the assumptions used in our binomial option pricing model were in the following range:

Risk free interest rate	0.16-0.17%
Expected life in years	0.92 – 1.11
Expected volatility	167% - 239%

INVESTVIEW, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 30, 2020

(Unaudited)

NOTE 8 – STOCKHOLDERS’ EQUITY (DEFICIT)

Preferred Stock

We are authorized to issue up to 50,000,000 shares of preferred stock with a par value of $0.001 and our board of directors has the authority to issue one or more classes of preferred stock with rights senior to those of common stock and to determine the rights, privileges, and preferences of that preferred stock.

During the year ended March 31, 2020 our Board of Directors approved the designation of 2,000,000 of the Company’s shares of preferred stock as Series B Cumulative Redeemable Perpetual Preferred Stock (“Series B Preferred Stock”). Our Series B Convertible Preferred Stock holders are entitled to 500 votes per share, are entitled to receive cumulative dividends at the annual rate of 13% per annum of the liquidation price, equal to $3.25 per annum per share. As of June 30, 2020 and March 31, 2020, we had no preferred stock issued or outstanding.

Common Stock

During the three months ended June 30, 2020, we issued 21,000,000 shares of common stock, valued at $399,000 based on the market value on the day of issuance, for services and compensation, which is subject to forfeiture if the employee or contractor is not in good standing at the time the shares are fully vested. Of the $399,000 value we recognized $83,001 as an expense during the three months ending June 30, 2020 and the remaining $315,999 will be recognized ratably over the vesting term. In addition, during the three months ended June 30, 2020, we recognized $335,953 as expense due to the vesting of shares of common stock previously issued.

During the three months ended June 30, 2020, we repurchased 9,079 shares of our common stock from a third party for $272. These shares were immediately canceled. Also during the three months ended June 30, 2020 we recorded an increase in Additional Paid in Capital of $2,000,000 related to beneficial conversion features on our related party debt (see NOTE 5),

As of June 30, 2020 and March 31, 2020, the Company had 3,235,481,329 and 3,214,490,408 shares of common stock issued and outstanding, respectively.

NOTE 9 – COMMITMENTS AND CONTINGENCIES

Litigation

In the ordinary course of business, we may be, or have been, involved in legal proceedings from time to time. During the three months ended June 30, 2020 we were not involved in any material legal proceedings.

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

In August 2019 we entered an operating lease for office space in Eatontown, New Jersey (the “Eatontown Lease”) and in September 2019 we entered an operating lease for office space in Kaysville, Utah (the “Kaysville Lease”). We have the option to extend the three year lease term of the Eatontown Lease for a period of one year. In addition, we are obligated to pay twelve monthly installments to cover an annual utility charge of $1.75 per rentable square foot for electric usage within the demised premises. As the lessor has the right to digitally meter and charge us accordingly, these payments were deemed variable and will be expensed as incurred. During three months ended June 30, 2020 the variable lease costs amounted to $831. At commencement of the Eatontown Lease, right-of-use assets obtained in exchange for new operating lease liabilities amounted to $110,097. We have the option to extend the twelve-and-a-half-month lease term of the Kaysville Lease for a period of one year. At commencement of the Kaysville Lease, right-of-use assets obtained in exchange for new operating lease liabilities amounted to $21,147.

INVESTVIEW, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 30, 2020

(Unaudited)

Operating lease expense was $16,397 for the three months ended June 30, 2020. Operating cash flows used for the operating leases during the three months ended June 30, 2020 were $15,897. As of June 30, 2020, the weighted average remaining lease term was 1.98 years and the weighted average discount rate was 12%.

Future minimum lease payments under non-cancellable leases as of June 30, 2019 were as follows:

Remainder of 2021	$37,397
2022	48,000
2023	16,000
Total	101,397
Less: Interest	(7,580)
Present value of lease liability	93,817
Operating lease liability, current [1]	(40,974)
Operating lease liability, long term	$52,843

[1] Represents lease payments to be made in the next 12 months

NOTE 11 – SUBSEQUENT EVENTS

Subsequent to June 30, 2020, we received proceeds of $100,000 in short-term advances from a related party.

Subsequent to June 30, 2020, we cancelled 200,000,000 shares of our common stock that were issued and outstanding. Also, subsequent to June 30, 2020 we issued 4,645 shares of Series B Preferred Stock in connection with the sale of equity units in exchange for net proceeds of $116,125.

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

APEX Tek, LLC – delivers the APEX program which permits individuals to purchase assets that will generate monthly cash flow. As of June 30, 2020 we have ceased selling the APEX package. We may re-introduce APEX at a late date after further evaluation of the model.

Results of Operations

Three Months Ended June 30, 2020 Compared to Three Months Ended June 30, 2019

Revenues

We recorded net revenue of $5,589,816 for the three months ended June 30, 2020, which was a decrease of $1,921,897 or 26%, from the prior period revenue of $7,511,713. The decrease can be explained by our decrease in subscription sales of $3,268,456, which was due to attrition and an overhaul in the compensation plan of Kuvera during the third quarter of fiscal year 2019, resulting in a loss of repeat subscription customers. These decreases were offset by an increase in mining revenue and fees earned in the current year, versus no such sales in the prior year, explaining $1,342,546 of the offsetting increase. Our gross billings decreased by 29%, or $2,386,182, to $5,906,519 in the three months ended June 30, 2020, versus $8,292,701 in the three months ended June 30, 2019; however, this was offset by refunds, incentives, credits, chargebacks, and amounts paid to suppliers.

Operating Costs and Expenses

We recorded operating costs and expenses of $8,596,614 for the three months ended June 30, 2020, which was an increase of $259,760, or 3%, from the prior period’s operating costs and expenses of $8,336,854. The increase can be explained by the increase in our general and administrative expenses of $1,086,149, or 80%, from $1,358,643 for the three months ended June 30, 2019, to $2,444,792 for the three months ended June 30, 2020 and the increase in cost of sales and services of $668,871, or 275%, from $243,453 for the three months ended June 30, 2019, to $912,324 for the three months ended June 30, 2020 offset by the decrease in commissions of $1,495,139, or 31%, from $4,868,970 for the three months ended June 30, 2019, to $3,373,831 for the three months ended June 30, 2020. The increase in cost of sales and service was a result of the increase in mining costs due to the increase in mining revenue and the increase in general and administrative expenses was a result of incurring administrative costs for the APEX program that was launched during the second quarter of fiscal year 2019. The decrease in commissions was a result of our bonus plans paying out beyond our maximum threshold in the prior period due to certain bonus programs in place, which has since been adjusted to reduce such payouts. For the three months ended June 30, 2020 commissions as a percent of total net revenue was 60%, versus 65% in the prior period.

Other Income and Expenses

We recorded other expense of $1,906,004 for the three months ended June 30, 2020, which was a difference of $269,266, or 12%, from the prior period other expense of $2,175,270. The change is due to a gain on fair value of derivative liability of $347,635 for the three months ended June 30, 2020 compared to a loss of $1,759,190 for the three months ended June 30, 2019 offset by $2,247,098 of interest expense during the three months ended June 30, 2020 compared to $545,997 during the three months ended June 30, 2019.

Liquidity and Capital Resources

During the three months ended June 30, 2020, we incurred a net loss of $4,913,787. However, we were able to generate $906,350 in cash through our operating activities. We used this cash, along with $1,822,610 of cash generated from financing activities to fund operations and fund the purchase of $1,717,289 worth of fixed assets. As a result, our cash, cash equivalents, and restricted cash increased by $1,011,671 to $1,148,848 as compared to $137,177 at the beginning of the fiscal year.

As of June 30, 2020, our current liabilities exceeded our current assets equal to a working capital deficit of $18,096,913. As of March 31, 2020, the working capital deficit was $14,123,625.

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

Our audited consolidated financial statements for the year ended March 31, 2020, state that our historical losses, accumulated deficit, cash balance, and working capital deficit raise substantial doubts about our ability to continue as a going concern. Historically we have relied on increasing revenues and new debt and equity financing to pay for operational expenses and debt as it came due. Going forward, we plan to reduce obligations with cash flow provided by operational growth as we have been, and plan to continue, reducing bonus payouts, increasing sources of income and business activities in new sectors, and utilizing our acquired assets to generate positive cash flow and reduce debt. Additionally, we plan to pursue additional debt and equity financing and to find short term capital in arrangements that are partnership based with elements of debt and equity combined.

Critical Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations (Regulation S-X) of the Securities and Exchange Commission (the “SEC”) and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the three months ended March 31, 2020 are not necessarily indicative of the operating results that may be expected for the year ending March 31, 2021. These unaudited condensed consolidated financial statements should be read in conjunction with the March 31, 2020 consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended March 31, 2020.

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

Sale and Leaseback

Through our wholly-owned subsidiary, APEX Tex, LLC, we sell high powered data processing equipment (“APEX”) to our customers and they lease the equipment back to SAFETek, LLC, another of our wholly-owned subsidiaries. We account for these transactions under ASC 842-40 where the leaseback has been deemed a sales-type lease due to the lease term generally covering the entire economic life of the equipment and our likelihood to purchase the asset at the end of the lease term. In accordance with ASC 842-40 we have recorded the data processing equipment as a fixed asset on our balance sheet and we have accounted for the amounts received for the equipment as a financial liability, in other liabilities on our balance sheet. Further, we will recognize interest on the financial liability over the term of the lease to ensure the financial liability equates to the total amounts to be paid over the life of the lease. During the three months ended June 30, 2020 we had the following activity related to our sale and leaseback transactions:

	Total Financial Liability	Contra-Liability	Net Financial Liability	Current [1]	Long Term
Balance as of March 31, 2020	$53,828,000	$(38,535,336)	$15,292,664	$11,407,200	$3,885,464
Proceeds from sales of APEX	2,340,432	-	2,340,432
Interest recorded on financial liability	3,659,568	(3,659,568)	-
Payments made for leased equipment	(901,000)	-	(901,000)
Interest expense	-	1,826,072	1,826,072
Balance as of June 30, 2020	$58,927,000	$(40,368,832)	$18,558,168	$12,607,200	$5,950,968

[1] Represents lease payments to be made in the next 12 months

The $40,368,832 is expected to be recognized into interest as follows:

Remainder of 2021	$7,166,769
Fiscal year ending March 31, 2022	8,158,547
Fiscal year ending March 31, 2023	8,158,547
Fiscal year ending March 31, 2024	8,158,547
Fiscal year ending March 31, 2025 and beyond	8,726,422
$40,368,832

During the three months ended June 30, 2020 we received additional proceeds for APEX sales which were recorded in the customer advance amount shown on our balance sheet, resulting in a net increase in the account of $2,063,236.

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

Revenue generated for the three months ended June 30, 2020 is as follows:

	Subscription Revenue	Mining Revenue	Fee Revenue	Total
Gross billings/receipts	$4,559,960	$1,342,546	$4,013	$5,906,519
Refunds, incentives, credits, and chargebacks	(316,703)	-	-	(316,703)
Net revenue	$4,243,257	$1,342,546	$4,013	$5,589,816

For the three months ended June 30, 2020 foreign and domestic revenues were approximately $4 million and $1.6 million, respectively.

Revenue generated for the three months ended June 30, 2019 is as follows:

	Subscription Revenue	Mining Revenue	Fee Revenue	Total
Gross billings/receipts	$8,292,701	$-	$-	$8,292,701
Refunds, incentives, credits, and chargebacks	(780,988)	-	-	(790,988)
Net revenue	$7,511,713	$-	$-	$7,511,713

For the three months ended June 30, 2019 foreign and domestic revenues were approximately $7.1 million and $400,000, respectively.

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

Our disclosure controls and procedures are designed to provide reasonable, not absolute, assurance that the objectives of our disclosure control system are met. Because of inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within a company have been detected. Our Chief Executive Officer and Acting Chief Financial Officer have concluded, based on their evaluation as of the end of the period covered by this report, that our disclosure controls and procedures were effective.

Changes in Internal Controls

There were no changes in our internal controls over financial reporting during the fiscal quarter ended June 30, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

N/A

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 – MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5 – OTHER INFORMATION

None.

ITEM 6 – EXHIBITS

The following exhibits are filed as a part of this report:

Exhibit Number*	Title of Document	Location

Item 10	Material Contracts

10.59	Securities Purchase Agreement between Investview, Inc. and DBR Capital, LLC, dated as of April 27, 2020	Incorporated by reference to the Current Report on Form 8-K filed April 30, 2020

10.60	Voting Rights Agreement between certain Investview, Inc., stockholders and DBR Capital, LLC, dated as of April 27, 2020	Incorporated by reference to the Current Report on Form 8-K filed April 30, 2020

10.61	Lock-up Agreement between certain Investview, Inc., stockholders and DBR Capital, LLC, dated as of April 27, 2020	Incorporated by reference to the Current Report on Form 8-K filed April 30, 2020

10.62	Investor Rights Agreement between Investview, Inc., and DBR Capital, LLC, dated as of April 27, 2020	Incorporated by reference to the Current Report on Form 8-K filed April 30, 2020

10.63	Convertible Secured Promissory Note by Investview, Inc., and DBR Capital, LLC, dated as of April 27, 2020	Incorporated by reference to the Current Report on Form 8-K filed April 30, 2020

10.64	Consent of Holders of Series B Preferred	Filed with the POS AM as filed with the SEC on June 2, 2020

10.65	Convertible Secured Promissory Note by Investview, Inc., and DBR Capital, LLC, dated as of May 27, 2020	Incorporated by reference to the Current Report on form 8K filed on June 2, 2020

Item 31	Rule 13a-14(a)/15d-14(a) Certifications
31.01	Certification of Principal Executive Officer Pursuant to Rule 13a-14	This filing.

31.02	Certification of Principal Financial Officer Pursuant to Rule 13a-14	This filing.

Item 32	Section 1350 Certifications
32.01	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	This filing.

32.02	Certification of Acting Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	This filing.

Item 101***	Interactive Data File
101.INS	XBRL Instance Document	This filing.

101.SCH	XBRL Taxonomy Extension Schema	This filing.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase	This filing.

101.DEF	XBRL Taxonomy Extension Definition Linkbase	This filing.

101.LAB	XBRL Taxonomy Extension Label Linkbase	This filing.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase	This filing.

*	All exhibits are numbered with the number preceding the decimal indicating the applicable SEC reference number in Item 601 and the number following the decimal indicating the sequence of the particular document. Omitted numbers in the sequence refer to documents previously filed as an exhibit.

**	Identifies each management contract or compensatory plan or arrangement required to be filed as an exhibit as required by Item 15(a)(3) of Form 10-K.

***	Users of this data are advised that, pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or Annual Report for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Exchange Act of 1934 and otherwise are not subject to liability.

SIGNATURE PAGE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

INVESTVIEW, INC.

Dated: August 14, 2020	By:	/s/ Joseph Cammarata
Joseph Cammarata
Chief Executive Officer
(Principal Executive Officer)

Dated: August 14, 2020	By:	/s/ Jayme L. McWidener
Jayme L. McWidener
Chief Financial Officer
(Principal Financial Officer and Accounting Officer)

