Form 10-Q
period 2020-09-30
Investview, Inc.
filed 2020-11-09
CIK 862651

U.S. Securities and Exchange Commission

Washington, DC 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED

September 30, 2020

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of November 2, 2020, there were 2,929,481,329 shares of common stock, $0.001 par value, outstanding.

INVESTVIEW, INC.

Form 10-Q for the Six Months Ended September 30, 2020

Table of Contents

PART I – FINANCIAL INFORMATION	3
ITEM 1 – FINANCIAL STATEMENTS	3
Condensed Consolidated Balance Sheets as of September 30, 2020 (Unaudited) and March 31, 2020	3
Condensed Consolidated Statements of Operations and Other Comprehensive Income for the Three and Six Months Ended September 30, 2020 and 2019 (Unaudited)	4
Condensed Consolidated Statements of Stockholders’ Equity (Deficit) for the Three and Six Months Ended September 30, 2020 and 2019 (Unaudited)	5
Condensed Consolidated Statements of Cash Flows for the Six Months Ended September 30, 2020 and 2019 (Unaudited)	6
ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	21
ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	25
ITEM 4 – CONTROLS AND PROCEDURES	26
PART II – OTHER INFORMATION	26
ITEM 1 – LEGAL PROCEEDINGS	26
ITEM 1.A – RISK FACTORS	26
ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	26
ITEM 3 – DEFAULTS UPON SENIOR SECURITIES	26
ITEM 4 – MINE SAFETY DISCLOSURES	26
ITEM 5 – OTHER INFORMATION	26
ITEM 6 – EXHIBITS	27
SIGNATURE PAGE	28

PART I – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

INVESTVIEW, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	March 31,
	2020	2020
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$583,955	$137,177
Restricted cash, current	151,489	-
Prepaid assets	818,749	5,309,512
Receivables	964,613	910,646
Short-term advances	145,000	145,000
Short-term advances - related party	500	500
Other current assets	155,628	96,022
Total current assets	2,819,934	6,598,857

Fixed assets, net	5,918,004	2,997,611

Other assets:
Intangible assets, net	606,070	692,882
Restricted cash, long term	288,411	-
Operating lease right-of-use asset	72,093	99,465
Deposits	8,488	11,173
Total other assets	975,062	803,520

Total assets	$9,713,000	$10,399,988

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued liabilities	$2,271,583	$2,896,012
Payroll liabilities	171,412	880,349
Customer advance	474,155	392,310
Deferred revenue	780,396	612,500
Derivative liability	4,265	793,495
Dividend liability	37,775	-
Operating lease liability, current	48,000	56,530
Other current liabilities	14,077,200	11,407,200
Related party payables, net of discounts	1,766,400	1,964,760
Debt, net of discounts	1,571,921	1,719,326
Total current liabilities	21,203,107	20,722,482

Operating lease liability, long term	31,428	50,268
Other long term liabilities, net of deferred interest	8,087,700	3,885,464
Total long term liabilities	8,119,128	3,935,732

Total liabilities	29,322,235	24,658,214

Commitments and contingencies	-	-

Stockholders’ equity (deficit):
Preferred stock, par value: $0.001; 50,000,000 shares authorized, 46,612 and none issued and outstanding as of September 30, 2020 and March 31, 2020, respectively	47	-
Common stock, par value $0.001; 10,000,000,000 shares authorized; 2,929,481,329 and 3,214,490,408 shares issued and outstanding as of September 30, 2020 and March 31, 2020, respectively	2,929,481	3,214,490
Additional paid in capital	30,021,081	28,929,516
Accumulated other comprehensive income (loss)	(23,781)	(20,058)
Accumulated deficit	(52,536,063)	(46,382,174)
Total stockholders’ equity (deficit)	(19,609,235)	(14,258,226)

Total liabilities and stockholders’ equity (deficit)	$9,713,000	$10,399,988

The accompanying notes are an integral part of these condensed consolidated financial statements

INVESTVIEW, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
	2020	2019	2020	2019

Revenue:
Subscription revenue, net of refunds, incentives, credits, and chargebacks	$5,255,888	$7,236,755	$9,499,145	$14,748,468
Mining revenue	2,493,739	-	3,836,285	-
Fee revenue	3,710	5,369	7,723	5,369
Total revenue, net	7,753,337	7,242,124	13,343,153	14,753,837

Operating costs and expenses:
Cost of sales and service	1,724,809	289,045	2,637,133	532,498
Commissions	3,416,713	4,347,177	6,790,544	9,216,147
Selling and marketing	627,356	401,979	844,940	814,467
Salary and related	816,554	2,567,592	2,037,389	3,711,446
Professional fees	232,062	346,337	659,310	655,783
General and administrative	364,826	1,363,113	2,809,618	2,721,756
Total operating costs and expenses	7,182,320	9,315,243	15,778,934	17,652,097

Net loss from operations	571,017	(2,073,119)	(2,435,781)	(2,898,260)

Other income (expense):
Gain (loss) on debt extinguishment	812,111	1,281,477	829,937	1,281,477
Gain (loss) on fair value of derivative liability	(20,847)	2,358,447	326,788	599,257
Gain on deconsolidation	-	-	-	53,739
Impairment expense	(66,645)	-	(66,645)	-
Realized gain (loss) on cryptocurrency	1,096	(1,077)	1,096	(667)
Unrealized gain (loss) on cryptocurrency	85,331	(122,080)	176,817	25,330
Interest expense	(2,480,067)	(1,944,640)	(4,727,165)	(2,490,637)
Interest expense, related parties	(210,805)	(1,251,094)	(389,720)	(1,251,094)
Other income (expense)	123,346	358	186,408	(71,284)
Total other income (expense)	(1,756,480)	321,391	(3,662,484)	(1,853,879)

Income (loss) before income taxes	(1,185,463)	(1,751,728)	(6,098,265)	(4,752,139)
Income tax expense	(2,297)	(1,838)	(3,282)	(7,382)

Net income (loss)	(1,187,760)	(1,753,566)	(6,101,547)	(4,759,521)

Dividends on Preferred Stock	(52,342)	-	(52,342)	-

Net income applicable to common shareholders	$(1,240,102)	$(1,753,566)	$(6,153,889)	$(4,759,521)

Income (loss) per common share, basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding, basic and diluted	2,985,916,112	2,840,281,449	3,109,673,727	2,234,117,482

Other comprehensive income, net of tax:
Foreign currency translation adjustments	$(4,359)	$(1,585)	$(3,723)	$(20,560)
Total other comprehensive income	(4,359)	(1,585)	(3,723)	(20,560)
Comprehensive income (loss)	$(1,192,119)	$(1,755,151)	$(6,105,270)	$(4,780,081)

The accompanying notes are an integral part of these condensed consolidated financial statements

INVESTVIEW, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2020 AND 2019

(Unaudited)

						Accumulated
					Additional	Other
	Preferred stock		Common stock		Paid in	Comprehensive	Accumulated	Noncontrolling
	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Interest	Total
Balance, March 31, 2019	-	$-	2,640,161,318	$2,640,161	$23,758,917	$1,363	$(25,096,983)	$51,485	$1,354,943
Common stock issued for cash	-	-	39,215,648	39,216	285,784	-	-	-	325,000
Offering costs	-	-	-	-	101,387	-	-	-	101,387
Deconsolidation of Kuvera LATAM	-	-	-	-	-	-	-	(51,485)	(51,485)
Foreign currency translation adjustment	-	-	-	-	-	(18,975)	-	-	(18,975)
Net income (loss)	-	-	-	-	-	-	(3,005,955)	-	(3,005,955)
Balance, June 30, 2019	-	-	2,679,376,966	2,679,377	24,146,088	(17,612)	(28,102,938)	-	(1,295,085)
Common stock issued for cash	-	-	13,000,000	13,000	312,000	-	-	-	325,000
Common stock issued for services and compensation	-	-	241,000,000	241,000	1,274,915	-	-	-	1,515,915
Common stock repurchase	-	-	(5,150)	(5)	(97)	-	-	-	(102)
Common stock cancelled	-	-	(222,500,000)	(222,500)	(3,157,500)	-	-	-	(3,380,000)
Beneficial conversion feature	-	-	-	-	1,000,000	-	-	-	1,000,000
Foreign currency translation adjustment	-	-	-	-	-	(1,585)	-	-	(1,585)
Net income (loss)	-	-	-	-	-	-	(1,753,566)	-	(1,753,566)
Balance, September 30, 2019	-	$-	2,710,871,816	$2,710,872	$23,575,406	$(19,197)	$(29,856,504)	$-	$(3,589,423)

Balance, March 31, 2020	-	$-	3,214,490,408	$3,214,490	$28,929,516	$(20,058)	$(46,382,174)	$-	$(14,258,226)
Common stock issued for services and compensation	-	-	21,000,000	21,000	397,954	-	-	-	418,954
Share repurchase	-	-	(9,079)	(9)	(263)	-	-	-	(272)
Beneficial conversion feature	-	-	-	-	2,000,000	-	-	-	2,000,000
Foreign currency translation adjustment	-	-	-	-	-	636	-	-	636
Net income (loss)	-	-	-	-	-	-	(4,913,787)	-	(4,913,787)
Balance, June 30, 2020	-	-	3,235,481,329	3,235,481	31,327,207	(19,422)	(51,295,961)	-	(16,752,695)
Preferred stock issued for cash	46,612	47	-	-	1,158,754	-	-	-	1,158,801
Offering costs	-	-	-	-	(20,994)	-	-	-	(20,994)
Common stock issued for services and compensation	-	-	-	-	376,282	-	-	-	376,282
Common stock forfeited	-	-	(200,000,000)	(200,000)	(3,180,000)	-	-	-	(3,380,000)
Common stock repurchase	-	-	(106,000,000)	(106,000)	(14,000)	-	-	-	(120,000)
Forgiveness of accrued payroll	-	-	-	-	373,832	-	-	-	373,832
Dividends	-	-	-	-	-	-	(52,342)	-	(52,342)
Foreign currency translation adjustment	-	-	-	-	-	(4,359)	-	-	(4,359)
Net income (loss)	-	-	-	-	-	-	(1,187,760)	-	(1,187,760)
Balance, September 30, 2020	46,612	$47	2,929,481,329	$2,929,481	$30,021,081	$(23,781)	$(52,536,063)	$-	$(19,609,235)

The accompanying notes are an integral part of these condensed consolidated financial statements

INVESTVIEW INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended September 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(6,101,547)	$(4,759,521)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	982,819	36,007
Amortization of debt discount	703,511	1,892,791
Amortization of long-term license agreement	-	75,406
Amortization of intangible assets	86,812	169,539
Stock issued for services and compensation	795,236	1,515,915
Loan fees on new borrowings	-	841,140
Offering costs	6	-
Lease cost, net of repayment	2	-
(Gain) on deconsolidation	-	(53,739)
(Gain) loss on debt extinguishment	(829,937)	(1,281,477)
Loss on fair value of derivative liability	(326,788)	(599,257)
Realized (gain) loss on cryptocurrency	(1,096)	667
Unrealized (gain) loss on cryptocurrency	(176,817)	(25,330)
Impairment expense	66,645	-
Changes in operating assets and liabilities:
Receivables	(53,967)	(18,538)
Prepaid assets	(1,141,805)	(1,283,764)
Short-term advances	-	(100,000)
Short-term advances from related parties	-	(10,000)
Other current assets	118,307	(517,051)
Deposits	2,685	(3,130)
Accounts payable and accrued liabilities	(1,001,276)	(19,420)
Customer advance	81,845	3,448,476
Deferred revenue	167,896	(94,985)
Other liabilities	6,872,236	3,529,296
Accrued interest	107,025	131,799
Accrued interest, related parties	309,837	649,999
Net cash provided by (used in) operating activities	661,629	3,524,823

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for fixed assets	(1,717,289)	(1,720,116)
Net cash provided by (used in) investing activities	(1,717,289)	(1,720,116)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from related parties	4,474,137	1,459,500
Repayments for related party payables	(3,036,216)	(1,369,500)
Proceeds from debt	1,405,300	1,322,651
Repayments for debt	(2,030,344)	(2,745,024)
Payments for share repurchase	(272)	(102)
Dividends paid	(14,567)	-
Proceeds from the sale of stock	1,165,300	650,000
Payments for financing costs	(21,000)	-
Net cash provided by (used in) financing activities	1,942,338	(682,475)

Effect of exchange rate translation on cash	-	2,297

Net increase (decrease) in cash, cash equivalents, and restricted cash	886,678	1,124,529
Cash, cash equivalents, and restricted cash - beginning of period	137,177	133,644
Cash, cash equivalents, and restricted cash - end of period	$1,023,855	$1,258,173

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$275,192	$51,000
Income taxes	$3,282	$5,544
Non cash investing and financing activities:
Prepaid assets reclassified to fixed assets	$2,252,568	$-
Beneficial conversion feature	$2,000,000	$1,000,000
Cancellation of shares	$-	$3,380,000
Changes in equity for offering costs accrued	$-	$101,387
Derivative liability recorded as a debt discount	$-	$365,000
Recognition of lease liability and ROU asset at lease commencement	$-	$131,244
Shares forfeited	$3,380,000	$-
Share repurchase	$120,000	$-
Reclassification of related party debt	$26,000	$-
Dividends declared but not yet paid	$37,775	$-
Forgiveness of accrued payroll	$373,832	$-

The accompanying notes are an integral part of these condensed consolidated financial statements

INVESTVIEW, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2020

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

INVESTVIEW, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2020

(Unaudited)

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

Apex Tek, LLC (formerly Razor Data, LLC) delivers the APEX program which permits individuals to purchase assets that will generate monthly cash flow. As of September 30, 2020 we have ceased selling the APEX package. We may re-introduce APEX at a later date after further evaluation of the model.

Investment Tools & Training, LLC currently has no operations or activities.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations (Regulation S-X) of the Securities and Exchange Commission (the “SEC”) and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the six months ended September 30, 2020, are not necessarily indicative of the operating results that may be expected for the year ending March 31, 2021. These unaudited condensed consolidated financial statements should be read in conjunction with the March 31, 2020 consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended March 31, 2020.

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

AS OF SEPTEMBER 30, 2020

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

The following rates were used to translate the accounts of Kuvera France S.A.S. and Kuvera LATAM S.A.S. into USD at the following balance sheet dates.

	September 30, 2020	March 31, 2020
Euro to USD	1.17300	1.10314

The following rates were used to translate the accounts of Kuvera France S.A.S. into USD for the following operating periods.

	Six Months Ended September 30,
	2020	2019
Euro to USD	1.135711	1.11795

Restricted Cash

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the balance sheet that sum to the total of the same such amounts shown in the statement of cash flows.

	September 30, 2020	March 31, 2020
Cash and cash equivalents	$583,955	$137,177
Restricted cash, current	151,489	-
Restricted cash, long term	288,411	-
Total cash, cash equivalents, and restricted cash shown on the statement of cash flows	$1,023,855	$137,177

Amount included in restricted cash represent funds required to be held in an escrow account by a contractual agreement and will be used for paying dividends to our Series B Preferred Stock holders.

INVESTVIEW, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2020

(Unaudited)

Cryptocurrencies

We hold cryptocurrency-denominated assets (“cryptocurrencies”) and include them in our consolidated balance sheet as other current assets. We record cryptocurrencies at fair market value and recognize the change in the fair value of our cryptocurrencies as an unrealized gain or loss in the consolidated statement of operations. As of September 30, 2020 and March 31, 2020 the fair value of our cryptocurrencies was $155,628 and $96,022, respectively. During the six months ended September 30, 2020 we recorded $1,096 and $176,817 as a total realized and unrealized gain (loss) on cryptocurrency, respectively. During the six months ended September 30, 2019 we recorded $(667) and $25,330 as a total realized and unrealized gain (loss) on cryptocurrency, respectively. During the three months ended September 30, 2020 we recorded $1,096 and $85,331 as a total realized and unrealized gain (loss) on cryptocurrency, respectively. During the three months ended September 30, 2019 we recorded $(1,077) and $(122,080) as a total realized and unrealized gain (loss) on cryptocurrency, respectively.

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

As of September 30, 2020 fixed assets were made up of the following:

	Estimated
	Useful
	Life
	(years)	Value
Furniture, fixtures, and equipment	10	$12,792
Computer equipment	3	21,143
Data processing equipment	3	7,095,515
		7,129,450
Accumulated depreciation as of September 30, 2020		(1,211,446)
Net book value, September 30, 2020		$5,918,004

Total depreciation expense for the six months ended September 30, 2020 and 2019, was $982,819 and $36,007, respectively.

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

In June of 2017 we issued 80,000,000 shares of common stock with a value of $2,256,000 for a 15-year license agreement. Amortization recognized for the six months ended September 30, 2020 and 2019 was $0 and $75,406, respectively, and the long-term license agreement was recorded at a net value of $0 as of September 30, 2020 and March 31, 2020 due to the asset being impaired as of March 31, 2020.

INVESTVIEW, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2020

(Unaudited)

In June of 2018 we purchased United Games, LLC and United League, LLC and recorded the transaction as a business combination. Intangible assets acquired in the business combination were recorded at fair value on the date of acquisition and are being amortized on a straight-line method over their estimated useful lives. As of September 30, 2020 intangible assets were made up of the following:

	Estimated
	Useful
	Life
	(years)	Value
FireFan mobile application	4	$331,000
Back office software	10	408,000
Tradename/trademark - FireFan	5	248,000
Tradename/trademark - United Games	0.45	4,000
		991,000
Accumulated amortization as of September 30, 2020		(384,930)
Net book value, September 30, 2020		$606,070

Amortization expense for the six months ended September 30, 2020 and 2019 was $86,812 and $169,539, respectively. Amortization expense is expected to be as follows:

Remainder of 2021	$86,338
Fiscal year ending March 31, 2022	173,150
Fiscal year ending March 31, 2023	173,150
Fiscal year ending March 31, 2024	32,589
Fiscal year ending March 31, 2025	6,148
Fiscal year ending March 31, 2026 and beyond	134,695
$606,070

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

During the six months ended September 30, 2020 we fully impaired data processing equipment that had a cost basis of $84,939 and we fully impaired a computer that had a cost basis of $1,609 because the assets were no longer in use. The accumulated depreciation of the assets at the time they were written off was $19,903, therefore we recognized impairment expense of $66,645 for the six months ended September 30, 2020.  No impairment expense was recognized during the six months ended September 30, 2019.

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

INVESTVIEW, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2020

(Unaudited)

Our financial instruments consist of cash, accounts receivable, accounts payable, and debt. We have determined that the book value of our outstanding financial instruments as of September 30, 2020 and March 31, 2020, approximates the fair value due to their short-term nature.

Items recorded or measured at fair value on a recurring basis in the accompanying consolidated financial statements consisted of the following items as of September 30, 2020:

	Level 1	Level 2	Level 3	Total
Cryptocurrencies	$155,628	$-	$-	$155,628
Total Assets	$155,628	$-	$-	$155,628

Derivative liability	$-	$-	$4,265	$4,265
Total Liabilities	$-	$-	$4,265	$4,265

Items recorded or measured at fair value on a recurring basis in the accompanying consolidated financial statements consisted of the following items as of March 31, 2020:

	Level 1	Level 2	Level 3	Total
Cryptocurrencies	$96,022	$-	$-	$96,022
Total Assets	$96,022	$-	$-	$96,022

Derivative liability	$-	$-	$793,495	$793,495
Total Liabilities	$-	$-	$793,495	$793,495

Sale and Leaseback

Through our wholly-owned subsidiary, APEX Tex, LLC, we sold high powered data processing equipment (“APEX”) to our customers and they leased the equipment back to SAFETek, LLC, another of our wholly-owned subsidiaries. We account for these transactions under ASC 842-40 where the leaseback has been deemed a sales-type lease due to the lease term generally covering the entire economic life of the equipment and our likelihood to purchase the asset at the end of the lease term. In accordance with ASC 842-40 we have recorded the data processing equipment as a fixed asset on our balance sheet and we have accounted for the amounts received for the equipment as a financial liability, in other liabilities on our balance sheet. Further, we will recognize interest on the financial liability over the term of the lease to ensure the financial liability equates to the total amounts to be paid over the life of the lease. During the six months ended September 30, 2020 we had the following activity related to our sale and leaseback transactions:

	Total Financial Liability	Contra-Liability	Net Financial Liability	Current [1]	Long Term
Balance as of March 31, 2020	$53,828,000	$(38,535,336)	$15,292,664	$11,407,200	$3,885,464
Proceeds from sales of APEX	5,001,622	-	5,001,622
Interest recorded on financial liability	8,348,378	(8,348,378)	-
Payments made for leased equipment	(2,125,300)	-	(2,125,300)
Interest expense	-	3,995,914	3,995,914
Balance as of September 30, 2020	$65,052,700	$(42,887,800)	$22,164,900	$14,077,200	$8,087,700

[1] Represents lease payments to be made in the next 12 months

INVESTVIEW, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2020

(Unaudited)

The $42,887,800 is expected to be recognized into interest as follows:

Remainder of 2021	$4,782,861
Fiscal year ending March 31, 2022	9,565,721
Fiscal year ending March 31, 2023	9,565,721
Fiscal year ending March 31, 2024	9,565,721
Fiscal year ending March 31, 2025 and beyond	9,407,776
$42,887,800

During the six months ended September 30, 2020 we received additional proceeds for APEX sales which were recorded in the customer advance amount shown on our balance sheet, resulting in a net increase in the account of $81,845 since March 31, 2020. As of September 30, 2020 we have ceased selling the APEX package. We may re-introduce APEX at a later date after further evaluation of the model.

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

Revenue generated for the six months ended September 30, 2020 is as follows:

	Subscription Revenue	Mining Revenue	Fee Revenue	Total
Gross billings/receipts	$10,159,115	$3,836,285	$7,723	$14,003,123
Refunds, incentives, credits, and chargebacks	(659,970)	-	-	(659,970)
Net revenue	$9,499,145	$3,836,285	$7,723	$13,343,153

For the six months ended September 30, 2020 foreign and domestic revenues were approximately $9 million and $4.4 million, respectively.

INVESTVIEW, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2020

(Unaudited)

Revenue generated for the six months ended September 30, 2019 is as follows:

	Subscription Revenue	Mining Revenue	Fee Revenue	Total
Gross billings/receipts	$16,117,861	$-	$5,369	$16,123,230
Refunds, incentives, credits, and chargebacks	(1,369,393)	-	-	(1,369,393)
Net revenue	$14,748,468	$-	$5,369	$14,753,837

For the six months ended September 30, 2019 foreign and domestic revenues were approximately $13.9 million and $800,000, respectively.

Revenue generated for the three months ended September 30, 2020 is as follows:

	Subscription Revenue	Mining Revenue	Fee Revenue	Total
Gross billings/receipts	$5,599,155	$2,493,739	$3,710	$8,096,604
Refunds, incentives, credits, and chargebacks	(343,267)	-	-	(343,267)
Net revenue	$5,255,888	$2,493,739	$3,710	$7,753,337

For the three months ended September 30, 2020 foreign and domestic revenues were approximately $7.3 million and $426,000, respectively.

Revenue generated for the three months ended September 30, 2019 is as follows:

	Subscription Revenue	Mining Revenue	Fee Revenue	Total
Gross billings/receipts	$7,825,160	$-	$5,369	$7,830,529
Refunds, incentives, credits, and chargebacks	(588,405)	-	-	(588,405)
Net revenue	$7,236,755	$-	$5,369	$7,242,124

For the three months ended September 30, 2019 foreign and domestic revenues were approximately $6.8 million and $403,000, respectively.

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

Potentially dilutive securities excluded from the computation of basic and diluted net loss per share are as follows:

	September 30, 2020	September 30, 2019
Options to purchase common stock	-	35,000
Warrants to purchase common stock	233,060	599,800
Notes convertible into common stock	161,742,478	58,416,067
Totals	161,975,538	59,050,867

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

INVESTVIEW, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2020

(Unaudited)

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

NOTE 4 – GOING CONCERN AND LIQUIDITY

Our financial statements are prepared using generally accepted accounting principles applicable to a going concern that contemplates the realization of assets and liquidation of liabilities in the normal course of business. We have incurred significant recurring losses, which have resulted in an accumulated deficit of $52,536,063 as of September 30, 2020, along with a net loss of $6,101,547 for the six months ended September 30, 2020. Additionally, as of September 30, 2020, we had cash of $583,955 and a working capital deficit of $18,383,173. These factors raise substantial doubt about our ability to continue as a going concern.

Historically we have relied on increasing revenues and new debt and equity financing to pay for operational expenses and debt as it came due. During the six months ended September 30, 2020, we raised $1,405,300 in cash proceeds from new debt arrangements and raised $4,474,137 in cash proceeds from related parties. Additionally, net cash provided by operations was $661,629 for the six months ended September 30, 2020. Subsequent to September 30, 2020, we received gross proceeds of $93,300 in connection with our Unit Offering (see NOTE 11). Additionally, subject to a Securities Purchase agreement entered into in April 2020 we have a commitment from an investor to purchase a $9 million promissory note on or before October 31, 2020, subject to certain conditions.

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

INVESTVIEW, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2020

(Unaudited)

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

NOTE 5 – RELATED-PARTY TRANSACTIONS

Our related-party payables consisted of the following:

	September 30, 2020	March 31, 2020
Short-term advances [1]	$489,850	$876,427
Promissory note entered into on 1/30/20 [2]	1,133,333	1,033,333
Convertible Promissory Note entered into on 4/27/20 [3]	77,198	-
Convertible Promissory Note entered into on 5/27/20 [4]	36,019	-
Accounts payable – related party [5]	30,000	55,000
	$1,766,400	$1,964,760

[1]	We periodically receive advances for operating funds from our current majority shareholders and other related parties, including entities that are owned, controlled, or influenced by our owners or management. These advances are due on demand and are unsecured. During the six months ended September 30, 2020, we received $2,338,137 in cash proceeds from advances, incurred $50,000 in interest expense on the advances, and repaid related parties $2,816,713. Also during the six months ended September 30, 2020 there was a change in senior management therefore $26,001 due to a former member of the senior management team was reclassified from a related party payable to debt on our balance sheet (see NOTE 6).

[2]	We entered into a $1,000,000 promissory note with Joeseph Cammarata, our Chief Executive Officer, on January 30, 2020. The term of the note is one year, at which time the principal and interest of 20%, or $200,000 will be due. During the six months ended September 30, 2020 we recognized $100,000 of interest expense on the note.

[3]	On April 27, 2020 we received proceeds of $1,300,000 from DBR Capital, LLC, an entity controlled by members of our Board of Directors. The note bears interest at 20% per annum, payable monthly, and the principal is due and payable on April 27, 2030. The note is convertible into common stock at a conversion price of $0.01257 per share therefore during the six months ended September 30, 2020 we recorded a beneficial conversion feature and debt discount of $1,300,000 (see NOTE 8). During the six months ended September 30, 2020 we recognized $55,531 of the debt discount into interest expense as well as expensed an additional $111,223 of interest expense on the note, of which $89,556 was repaid during the period.

[4]	On May 27, 2020 we received proceeds of $700,000 from DBR Capital, LLC, an entity controlled by members of our Board of Directors. The note bears interest at 20% per annum, payable monthly, and the principal is due and payable on April 27, 2030. The note is convertible into common stock at a conversion price of $0.01257 per share therefore during the six months ended September 30, 2020 we recorded a beneficial conversion feature and debt discount of $700,000 (see NOTE 8). During the six months ended September 30, 2020 we recognized $24,352 of the debt discount into interest expense as well as expensed an additional $48,614 of interest expense on the note, of which $36,947 was repaid during the period.

[5]	During the six months ended September 30, 2020 we paid $25,000 to an accounting firm owned by our Chief Financial Officer to reduce amounts previously owed. We also incurred $68,000 to reimburse DBR Capital, LLC, for amounts paid on our behalf. The entire amount was repaid during the six months ended September 30, 2020.

INVESTVIEW, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2020

(Unaudited)

NOTE 6 – DEBT

Our debt consisted of the following:

	September 30, 2020	March 31, 2020
Short-term advance received on 8/31/18 [1]	$35,000	$65,000
Secured merchant agreement for future receivables entered into on 8/16/19 and refinanced on 12/10/19 [2]	-	1,223,615
Secured merchant agreement for future receivables entered into on 8/16/19 [3]	-	260,090
Convertible promissory note entered into on 3/5/20 [4]	-	13,072
Convertible promissory note entered into on 3/11/20 [5]	-	7,549
Short-term advance received on 3/25/20 [6]	95,000	150,000
Promissory note entered into on 4/10/20 [7]	400,000	-
Note issued under the Paycheck Protection Program on 4/17/20 [8]	507,598	-
Loan with the U.S. Small Business Administration dated 4/19/20 [9]	508,322	-
Short-term advance received from a former member of senior management [10]	26,001	-
	$1,571,921	$1,719,326

[1]	In August 2018, we received a $75,000 short-term advance. The advance is due on demand, has no interest rate, and is unsecured. During the six months ended September 30, 2020 we made repayments of $30,000 on the debt.

[2]	During August 2019, we entered into a Secured Merchant Agreement for future receivables with an entity that provides quick access to working capital. On August 15, 2019, we received proceeds from this arrangement of $339,270 after paying off $316,093 and $297,033 from two separate February 2018 agreements. In accordance with the terms of the new agreement, we were required to repay $1,399,000 by making daily ACH payments of $6,823. Accordingly, we recorded $446,604 as a debt discount at the inception of the agreement, which was the difference between the funds received plus the earlier debt paid off, and the amount that was to be repaid.

Effective December 10, 2019 this debt was refinanced and the outstanding balance of $839,514 was rolled into a new Secured Merchant Agreement for future receivables. Prior to the refinance, we repaid $559,486 and amortized $446,605 into interest expense related to the August 2019 arrangement. As a result of the refinancing arrangement we received proceeds of $854,801. In accordance with the terms of the agreement, we were required to repay $2,448,250 by making daily ACH payments of $10,999. Accordingly, we recorded $753,935 as a debt discount at the inception of the agreement, which was the difference between the funds received plus the earlier debt paid off, and the amount that was to be repaid. During the year ended March 31, 2020, after the refinance, we repaid $747,932 and amortized $277,232 into interest expense related to the new December 2019 agreement. During the six months ended September 30, 2020 we amortized $442,894 into interest expense and repaid $1,071,996 to pay the debt off in full, which resulted in a gain on settlement of debt being recorded for $594,513.

[3]	During August 2019, we entered into a Secured Merchant Agreement for future receivables with an entity that provides quick access to working capital. In August 2019, we received proceeds from this arrangement of $418,381 after paying off $382,000 from an October 2018 agreement. In accordance with the terms of the agreement, we were required to repay $1,189,150 by making daily ACH payments of $5,801. Accordingly, we recorded $388,769 as a debt discount at the inception of the agreement, which was the difference between the funds received plus the earlier debt paid off, and the amount that was to be repaid. During the year ended March 31, 2020, we repaid $853,203 and amortized $312,912 into interest expense. During the six months ended September 30, 2020 we repaid $330,013, recorded a $5,934 gain on settlement of debt, and amortized $75,857 into interest expense

[4]	In March 2020, we entered into a Convertible Promissory Note and received proceeds of $200,000 after incurring loan fees of $3,000. The note incurred interest at 10% per annum and had a maturity date of June 2, 2021. The Convertible Promissory Note had a variable conversion rate that was 65% of the average of the two lowest trading prices during the previous 15-trading-day period, subject to adjustment. Therefore, the conversion feature was accounted for as a derivative instrument (see NOTE 7). At inception, we recorded a debt discount of $203,000 and captured loan fees, recorded as interest expense, of $116,077. During the year ended March 31, 2020, we amortized $11,626 into interest expense, and recorded additional interest expense on the note of $1,446. During the six months ended September 30, 2020, we amortized $59,916 into interest expense, and recorded additional interest expense on the note of $7,453 before we repaid the note in full for $262,649 and wrote off the derivative liability associated with the debt of $265,584 (see NOTE 7), resulting in a net gain on settlement of debt being recorded for $83,376.

[5]	In March 2020, we entered into a Convertible Promissory Note and received proceeds of $150,000 after incurring loan fees of $3,000. The note incurred interest at 10% per annum and had a maturity date of June 10, 2021. The Convertible Promissory Note had a variable conversion rate that was 65% of the average of the two lowest trading prices during the previous 15-trading-day period, subject to adjustment. Therefore, the conversion feature was accounted for as a derivative instrument (see NOTE 7). At inception, we recorded a debt discount of $153,000 and captured loan fees, recorded as interest expense, of $148,432. During the year ended March 31, 2020, we amortized $6,711 into interest expense, and recorded additional interest expense on the note of $838. During the six months ended September 30, 2020, we amortized $44,960 into interest expense and recorded additional interest expense on the note of $5,617 before we repaid the note in full for $197,351 and wrote off the derivative liability associated with the debt of $203,357 (see NOTE 7), resulting in a net gain on settlement of debt being recorded for $64,132.

INVESTVIEW, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2020

(Unaudited)

[6]	In March 2020, we received a $150,000 short-term advance. The advance is due on demand, has no interest rate, and is unsecured. During the six months ended September 30, 2020 we made repayments of $55,000 on the debt.

[7]	In April 2020, we received proceeds of $400,000 after entering into a promissory note that is due six months from the funding date. Under the note six interest only payments of $16,667 are to be made on the 20th of each month beginning in May 2020. Collateral for the note is, in priority order, is: the reserve and current balance in one of our merchant accounts, the reserve account in a second separate merchant accounts, shares of our common stock, and high-speed computer processing equipment. During the six months ended September 30, 2020 we recorded and paid $83,335 worth of interest expense.

[8]	In April 2020 we received $505,300 in proceeds from the Paycheck Protection Program as established by the CARES Act as a result of a Note entered into with the U.S. Small Business Administration. The note has an interest rate of 1% and matures on April 1, 2022. Under the Note we are required to make monthly payments beginning November 1, 2020, however, under the terms of the CARES Act the loan may be forgiven if funds are used for qualifying expenses. During the six months ended September 30, 2020 we recorded $2,298 worth of interest expense on the Note.

[9]	In April 2020 we received proceeds of $500,000 from a loan entered into with the U.S. Small Business Administration. Under the terms of the loan interest is to accrue at a rate of 3.75% per annum and installment payments of $2,437 monthly will begin twelve months from the date of the loan, with all interest and principal due and payable thirty years from the date of the loan. During the six months ended September 30, 2020 we recorded $8,322 worth of interest on the loan.

[10]	During the six months ended September 30, 2020 there was a change in senior management therefore $26,001 due to a former member of the senior management team was reclassified on our balance sheet from a related party payable to debt (see NOTE 5).

NOTE 7 – DERIVATIVE LIABILITY

During the six months ended September 30, 2020, we had the following activity in our derivative liability account:

	Debt	Warrants	Total
Derivative liability at March 31, 2020	$793,495	$-	$793,495
Derivative liability recorded on new instruments	-	6,499	6,499
Derivative liability reduced by debt settlement (see NOTE 6)	(468,941)	-	(468,941)
Change in fair value	(324,554)	(2,234)	(326,788)
Derivative liability at September 30, 2020	$-	$4,265	$4,265

We use the binomial option pricing model to estimate fair value for those instruments convertible into common stock, at inception, at conversion or settlement date, and at each reporting date. During the six months ended September 30, 2020, the assumptions used in our binomial option pricing model were in the following range:

	Debt	Warrants
Risk free interest rate	0.11 - 0.17%	0.21 - 0.28%
Expected life in years	0.80 - 1.11	4.84 - 5.00
Expected volatility	128% - 239%	265% - 306%

NOTE 8 – STOCKHOLDERS’ EQUITY (DEFICIT)

Preferred Stock

We are authorized to issue up to 50,000,000 shares of preferred stock with a par value of $0.001 and our board of directors has the authority to issue one or more classes of preferred stock with rights senior to those of common stock and to determine the rights, privileges, and preferences of that preferred stock.

As of March 31, 2020, we had no preferred stock issued or outstanding.

INVESTVIEW, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2020

(Unaudited)

During the year ended March 31, 2020 our Board of Directors approved the designation of 2,000,000 of the Company’s shares of preferred stock as Series B Cumulative Redeemable Perpetual Preferred Stock (“Series B Preferred Stock”), each with a stated value of $25 per share. Our Series B Preferred Stock holders are entitled to 500 votes per share, are entitled to receive cumulative dividends at the annual rate of 13% per annum of the stated value, equal to $3.25 per annum per share.

During the six months ended September 30, 2020 we commenced a security offering to sell a total of 2,000,000 units at $25 per unit (“Unit Offering”), such that each unit consisted of: (i) one share of our newly authorized Series B Preferred Stock and (ii) five warrants each exercisable to purchase one share of common stock at an exercise price of $0.10 per warrant share. Each Warrant offered is immediately exercisable on the date of issuance, will expire 5 years from the date of issuance, and its value has been classified as a fair value liability due to the terms of the instrument (see NOTE 7). During the six months ended September 30, 2020 we sold 46,612 units for gross proceeds of $1,165,300, therefore recorded the issuance of 46,612 shares of Series B Preferred Stock and the grant of 233,060 warrants during the period. Of the gross proceeds, $6,499 was allocated to the warrants and recorded as a derivative liability and $1,158,801 was allocated to the preferred stock ($47 recorded as the par value and $1,158,754 allocated to additional paid in capital). Also in conjunction with the Unit Offering we paid $21,000 of offering costs which was allocated between the preferred stock and warrants. The $20,994 allocated to the preferred stock decreased additional paid in capital due to the underlying instrument being classified as equity and the $6 allocated to the warrants was immediately expensed as offering costs due to the underlying instrument being classified as a fair value liability.

Preferred Stock Dividends

During the six months ended September 30, 2020 we recorded $52,342 for the cumulative cash dividends due to the shareholders of our Series B Preferred Stock and paid $14,567 of these amounts owing. As a result we recorded $37,775 as a dividend liability on our balance sheet as of September 30, 2020.

Common Stock

During the six months ended September 30, 2020, we issued 21,000,000 shares of common stock, valued at $399,000 based on the market value on the day of issuance, for services and compensation, which is subject to forfeiture if the employee or contractor is not in good standing at the time the shares are fully vested. Of the $399,000 value we recognized $128,497 as an expense during the six months ending September 30, 2020 and the remaining $270,503 will be recognized ratably over the vesting term. In addition, during the six months ended September 30, 2020, we recognized $666,738 as expense due to the vesting of shares of common stock previously issued.

During the six months ended September 30, 2020, we repurchased 9,079 shares of our common stock from a third party for $272 and repurchased 106,000,000 shares of our common stock from former members of our senior management team and founders for $120,000, all of which was recorded in Accounts Payable on our balance sheet at September 30, 2020. These shares repurchased were immediately canceled. Also, during the six months ended September 30, 2020 we recorded an increase in Additional Paid in Capital of $2,000,000 related to beneficial conversion features on our related party debt (see NOTE 5) and recorded an increase in Additional Paid in Capital of $373,832 for accrued payroll forgiven by a member of our senior management team at the time his employment with the Company ended.

During the six months ended September 30, 2020 we cancelled 200,000,000 shares returned in conjunction with the termination of a Joint Venture Agreement entered into in March of 2019, reducing common stock by $200,000, reducing additional paid in capital by $3,180,000, offset with a reduction in our prepaid asset of $2,428,044 and a reversal of previously recorded expense of $951,956.

As of September 30, 2020 and March 31, 2020, we had 2,929,481,329 and 3,214,490,408 shares of common stock issued and outstanding, respectively.

Warrants

During the six months ended September 30, 2020 we granted 233,060 warrants in conjunction with our Unit Offering. The warrants are classified as a derivative liability on our balance sheet in accordance with ASC 480, Distinguishing Liabilities from Equity, based on the warrants terms that indicate a fundamental transaction could give rise to an obligation for us to pay cash to our warrant holders (see NOTE 7).

INVESTVIEW, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2020

(Unaudited)

Details of our warrants outstanding as of September 30, 2020 is as follows:

Exercise Price	Warrants Outstanding	Warrants Exercisable	Weighted Average Contractual Life (Years)
$0.10	233,060	233,060	4.79

NOTE 9 – COMMITMENTS AND CONTINGENCIES

Litigation

In the ordinary course of business, we may be, or have been, involved in legal proceedings from time to time. During the six months ended September 30, 2020 we were not involved in any material legal proceedings.

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

In August 2019 we entered an operating lease for office space in Eatontown, New Jersey (the “Eatontown Lease”) and in September 2019 we entered an operating lease for office space in Kaysville, Utah (the “Kaysville Lease”). We have the option to extend the three year lease term of the Eatontown Lease for a period of one year. In addition, we are obligated to pay twelve monthly installments to cover an annual utility charge of $1.75 per rentable square foot for electric usage within the demised premises. As the lessor has the right to digitally meter and charge us accordingly, these payments were deemed variable and will be expensed as incurred. During the three and six months ended September 30, 2020 the variable lease costs amounted to $831 and $1,662, respectively. At commencement of the Eatontown Lease, right-of-use assets obtained in exchange for new operating lease liabilities amounted to $110,097. At commencement of the Kaysville Lease, right-of-use assets obtained in exchange for new operating lease liabilities amounted to $21,147. As of October 1, 2020, the Company began leasing the property located in Kaysville on a month to month basis.

Operating lease expense was $16,397 and $32,794 for the three and six months ended September 30, 2020. Operating cash flows used for the operating leases during the three and six months ended September 30, 2020 were $16,897 and $32,794. As of September 30, 2020, the weighted average remaining lease term was 1.83 years and the weighted average discount rate was 12%.

Future minimum lease payments under non-cancellable leases as of September 30, 2019 were as follows:

Remainder of 2021	$24,000
2022	48,000
2023	16,000
Total	88,000
Less: Interest	(8,572)
Present value of lease liability	79,428
Operating lease liability, current [1]	(48,000)
Operating lease liability, long term	$31,428

[1] Represents lease payments to be made in the next 12 months

NOTE 11 – SUBSEQUENT EVENTS

Subsequent to September 30, 2020, we paid $7,601 of dividends that were accrued as of September 30, 2020. Also, subsequent to September 30, 2020, we received gross proceeds of $93,300 in connection with our Unit Offering.

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

APEX Tek, LLC – delivers the APEX program which permits individuals to purchase assets that will generate monthly cash flow. As of September 30, 2020 we have ceased selling the APEX package. We may re-introduce APEX at a later date after further evaluation of the model.

Results of Operations

Three Months Ended September 30, 2020 Compared to Three Months Ended September 30, 2019

Revenues

We recorded net revenue of $7,753,337 for the three months ended September 30, 2020, which was an increase of $511,213 or 7%, from the prior period revenue of $7,242,124. The increase can be explained by our $2,493,739 increase in mining revenues earned in the current year as a result of our cryptocurrency mining operations versus no such revenue in the prior year. This was offset by a decrease in subscription sales of $1,980,867, which was mostly due to the impact of the Covid-19 pandemic and its overall impact to the economy. Our gross billings increased by 3%, or $266,075, to $8,096,604 in the three months ended September 30, 2020, versus $7,830,529 in the three months ended September 30, 2019; however, this was offset by refunds, incentives, credits, chargebacks, and amounts paid to suppliers.

Operating Costs and Expenses

We recorded operating costs and expenses of $7,182,320 for the three months ended September 30, 2020, which was a decrease of $2,132,923, or 23%, from the prior period’s operating costs and expenses of $9,315,243. The decrease can be explained by the decrease in our salary and related expenses of $1,751,038, or 68%, from $2,567,592 for the three months ended September 30, 2019, to $816,554 for the three months ended September 30, 2020, the decrease in commissions of $930,464, or 21%, from $4,347,177 for the three months ended September 30, 2019, to $3,416,713 for the three months ended September 30, 2020, and the decrease in our general and administrative expenses of $998,287, or 73%, from $1,363,113 for the three months ended September 30, 2019, to $364,826. These decreases were offset by the increase in cost of sales and service of $1,435,764 or 497% from $289,045 for the three months ended September 30, 2019 to $1,724,809 for the three months ended September 30, 2020. The increase in cost of sales and service was a result of mining costs incurred in the current period as it related to the increase in mining revenue. The decrease in commissions was a result of our bonus plans paying out beyond our maximum threshold in the prior period due to certain bonus programs in place, which has since been adjusted to reduce such payouts. For the three months ended September 30, 2020 commissions as a percent of total net revenue was 44%, versus 60% in the prior period. Lastly, decreases in salary and general and administrative expenses was due to the Company terminating the sales program related to the APEX package and being able to cut back on operating costs that existed in the prior period, along with our cancellation of 200,000,000 shares that were returned in conjunction with the termination of a Joint Venture Agreement which resulted in the reversal of previously recorded expense of $951,956.

Other Income and Expenses

We recorded other expense of $1,756,480 for the three months ended September 30, 2020, which was a difference of $2,077,871, or 647%, from the prior period other income of $321,391. The change is due to a loss on fair value of derivative liability of $20,847 recognized in the three months ended September 30, 2020 compared to a gain of $2,358,447 for the three months ended September 30, 2019.

Six Months Ended September 30, 2020 Compared to Six Months Ended September 30, 2019

Revenues

We recorded net revenue of $13,343,153 for the six months ended September 30, 2020, which was a decrease of $1,410,684 or 10%, from the prior period revenue of $14,753,837. The decrease can be explained by our $5,249,323 decrease in subscription sales offset by our $3,836,285 increase in mining revenues earned in the current year as a result of our cryptocurrency mining operations versus no such revenue in the prior year. The decrease in subscription sales was due to attrition and an overhaul in the compensation plan of Kuvera during the third quarter of fiscal year 2019, resulting in a loss of repeat subscription customers, coupled with the impact of the Covid-19 pandemic and its overall impact to the economy. Our gross billings decreased by 13%, or $2,120,107, to $14,003,123 in the six months ended September 30, 2020, versus $16,123,230 in the six months ended September 30, 2019; however, this was offset by refunds, incentives, credits, chargebacks, and amounts paid to suppliers.

Operating Costs and Expenses

We recorded operating costs and expenses of $15,778,934 for the six months ended September 30, 2020, which was a decrease of $1,873,163, or 11%, from the prior period’s operating costs and expenses of $17,652,097. The decrease can be explained by the decrease in our salary and related expenses of $1,674,057, or 45%, from $3,711,446 for the six months ended September 30, 2019, to $2,037,389 for the six months ended September 30, 2020, the decrease in commissions of $2,425,603, or 26%, from $9,216,147 for the six months ended September 30, 2019, to $6,790,544 for the six months ended September 30, 2020. These decreases were offset by the increase in cost of sales and service of $2,104,635 or 395% from $532,498 for the six months ended September 30, 2019 to $2,637,133 for the six months ended September 30, 2020. The increase in cost of sales and service was a result of mining costs incurred in the current period as it related to the increase in mining revenue. The decrease in commissions was a result of our bonus plans paying out beyond our maximum threshold in the prior period due to certain bonus programs in place, which has since been adjusted to reduce such payouts. For the six months ended September 30, 2020 commissions as a percent of total net revenue was 51%, versus 62% in the prior period. Lastly, decreases in salary expenses was due to the Company terminating the sales program related to the APEX package and being able to cut back on operating costs that existed in the prior period.

Other Income and Expenses

We recorded other expense of $3,662,484 for the six months ended September 30, 2020, which was a difference of $1,808,605, or 98%, from the prior period other expense of $1,853,879. The change is due to an increase in interest expense recorded in the six months ended September 30, 2020 as it relates to the interest required to be recognized on the financial liability recorded for our APEX sale and leaseback transactions.

Liquidity and Capital Resources

During the six months ended September 30, 2020, we incurred a net loss of $6,101,547. However, we were able to generate $661,629 in cash through our operating activities. We used this cash, along with $1,942,338 of cash generated from financing activities to fund operations and fund the purchase of $1,717,289 worth of fixed assets. As a result, our cash, cash equivalents, and restricted cash increased by $886,678 to $1,023,855 as compared to $137,177 at the beginning of the fiscal year.

As of September 30, 2020, our current liabilities exceeded our current assets equal to a working capital deficit of $18,383,173. As of March 31, 2020, the working capital deficit was $14,123,625.

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

Critical Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations (Regulation S-X) of the Securities and Exchange Commission (the “SEC”) and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the six months ended September 30, 2020 are not necessarily indicative of the operating results that may be expected for the year ending March 31, 2021. These unaudited condensed consolidated financial statements should be read in conjunction with the March 31, 2020 consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended March 31, 2020.

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

Sale and Leaseback

Through our wholly-owned subsidiary, APEX Tex, LLC, we sold high powered data processing equipment (“APEX”) to our customers and they leased the equipment back to SAFETek, LLC, another of our wholly-owned subsidiaries. We account for these transactions under ASC 842-40 where the leaseback has been deemed a sales-type lease due to the lease term generally covering the entire economic life of the equipment and our likelihood to purchase the asset at the end of the lease term. In accordance with ASC 842-40 we have recorded the data processing equipment as a fixed asset on our balance sheet and we have accounted for the amounts received for the equipment as a financial liability, in other liabilities on our balance sheet. Further, we will recognize interest on the financial liability over the term of the lease to ensure the financial liability equates to the total amounts to be paid over the life of the lease. During the six months ended September 30, 2020 we had the following activity related to our sale and leaseback transactions:

	Total Financial Liability	Contra-Liability	Net Financial Liability	Current [1]	Long Term
Balance as of March 31, 2020	$53,828,000	$(38,535,336)	$15,292,664	$11,407,200	$3,885,464
Proceeds from sales of APEX	5,001,622	-	5,001,622
Interest recorded on financial liability	8,348,378	(8,348,378)	-
Payments made for leased equipment	(2,125,300)	-	(2,125,300)
Interest expense	-	3,995,914	3,995,914
Balance as of September 30, 2020	$65,052,700	$(42,887,800)	$22,164,900	$14,077,200	$8,087,700

[1] Represents lease payments to be made in the next 12 months

The $42,887,800 is expected to be recognized into interest as follows:

Remainder of 2021	$4,782,861
Fiscal year ending March 31, 2022	9,565,721
Fiscal year ending March 31, 2023	9,565,721
Fiscal year ending March 31, 2024	9,565,721
Fiscal year ending March 31, 2025 and beyond	9,407,776
$42,887,800

During the six months ended September 30, 2020 we received additional proceeds for APEX sales which were recorded in the customer advance amount shown on our balance sheet, resulting in a net increase in the account of $81,845 since March 31, 2020. As of September 30, 2020 we have ceased selling the APEX package. We may re-introduce APEX at a later date after further evaluation of the model.

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

Revenue generated for the six months ended September 30, 2020 is as follows:

	Subscription Revenue	Mining Revenue	Fee Revenue	Total
Gross billings/receipts	$10,159,115	$3,836,285	$7,723	$14,003,123
Refunds, incentives, credits, and chargebacks	(659,970)	-	-	(659,970)
Net revenue	$9,499,145	$3,836,285	$7,723	$13,343,153

For the six months ended September 30, 2020 foreign and domestic revenues were approximately $9 million and $4.4 million, respectively.

Revenue generated for the six months ended September 30, 2019 is as follows:

	Subscription Revenue	Mining Revenue	Fee Revenue	Total
Gross billings/receipts	$16,117,861	$-	$5,369	$16,123,230
Refunds, incentives, credits, and chargebacks	(1,369,393)	-	-	(1,369,393)
Net revenue	$14,748,468	$-	$5,369	$14,753,837

For the six months ended September 30, 2019 foreign and domestic revenues were approximately $13.9 million and $800,000, respectively.

Revenue generated for the three months ended September 30, 2020 is as follows:

	Subscription Revenue	Mining Revenue	Fee Revenue	Total
Gross billings/receipts	$5,599,155	$2,493,739	$3,710	$8,096,604
Refunds, incentives, credits, and chargebacks	(343,267)	-	-	(343,267)
Net revenue	$5,255,888	$2,493,739	$3,710	$7,753,337

For the three months ended September 30, 2020 foreign and domestic revenues were approximately $7.3 million and $426,000, respectively.

Revenue generated for the three months ended September 30, 2019 is as follows:

	Subscription Revenue	Mining Revenue	Fee Revenue	Total
Gross billings/receipts	$7,825,160	$-	$5,369	$7,830,529
Refunds, incentives, credits, and chargebacks	(588,405)	-	-	(588,405)
Net revenue	$7,236,755	$-	$5,369	$7,242,124

For the three months ended September 30, 2019 foreign and domestic revenues were approximately $6.8 million and $403,000, respectively.

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

Changes in Internal Controls

There were no changes in our internal controls over financial reporting during the fiscal quarter ended September 30, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

INVESTVIEW, INC.

Dated: November 9, 2020	By:	/s/ Joseph Cammarata
Joseph Cammarata
Chief Executive Officer
(Principal Executive Officer)

Dated: November 9, 2020	By:	/s/ Jayme L. McWidener
Jayme L. McWidener
Chief Financial Officer
(Principal Financial Officer and Accounting Officer)

