Form 10-Q
period 2020-12-31
Investview, Inc.
filed 2021-02-16
CIK 862651

U.S. Securities and Exchange Commission

Washington, DC 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED

December 31, 2020

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of February 8, 2021, there were 3,237,481,329 shares of common stock, $0.001 par value, outstanding.

INVESTVIEW, INC.

Form 10-Q for the Nine Months Ended December 31, 2020

Table of Contents

PART I – FINANCIAL INFORMATION	3
ITEM 1 – FINANCIAL STATEMENTS	3
Condensed Consolidated Balance Sheets as of December 31, 2020 (Unaudited) and March 31, 2020	3
Condensed Consolidated Statements of Operations and Other Comprehensive Income for the Three and Nine Months Ended December 31, 2020 and 2019 (Unaudited)	4
Condensed Consolidated Statements of Stockholders’ Equity (Deficit) for the Three and Nine Months Ended December 31, 2020 and 2019 (Unaudited)	5
Condensed Consolidated Statements of Cash Flows for the Nine Months Ended December 31, 2020 and 2019 (Unaudited)	6
Notes to Condensed Consolidated Financial Statements as of December 31, 2020 (unaudited)	7
ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	23
ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	28
ITEM 4 – CONTROLS AND PROCEDURES	28
PART II – OTHER INFORMATION	28
ITEM 1 – LEGAL PROCEEDINGS	28
ITEM 1.A – RISK FACTORS	28
ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	28
ITEM 3 – DEFAULTS UPON SENIOR SECURITIES	29
ITEM 4 – MINE SAFETY DISCLOSURES	29
ITEM 5 – OTHER INFORMATION	29
ITEM 6 – EXHIBITS	29
SIGNATURE PAGE	31

PART I – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

INVESTVIEW, INC.

Condensed Consolidated Balance Sheets

as of December 31, 2020 (Unaudited) and March 31, 2020

	December 31,	March 31,
	2020	2020
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,110,960	$137,177
Restricted cash, current	180,550	-
Prepaid assets	814,695	5,309,512
Receivables	1,076,583	910,646
Short-term advances	145,000	145,000
Short-term advances - related party	500	500
Other current assets	655,059	96,022
Total current assets	3,983,347	6,598,857

Fixed assets, net	5,892,472	2,997,611

Other assets:
Intangible assets, net	562,427	692,882
Restricted cash, long term	262,939	-
Operating lease right-of-use asset	63,258	99,465
Deposits	8,488	11,173
Total other assets	897,112	803,520

Total assets	$10,772,931	$10,399,988

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued liabilities	$2,109,143	$2,896,012
Payroll liabilities	82,765	880,349
Customer advance	-	392,310
Deferred revenue	969,726	612,500
Derivative liability	41,390	793,495
Dividend liability	70,516	-
Operating lease liability, current	48,000	56,530
Other current liabilities	-	11,407,200
Related party payables, net of discounts, current	2,025,106	1,964,760
Debt, net of discounts, current	3,349,987	1,719,326
Total current liabilities	8,696,633	20,722,482

Operating lease liability, long term	21,593	50,268
Related party payables, net of discounts, long term	149,972	-
Debt, net of discounts, long term	14,925,957	-
Other long term liabilities, net of deferred interest	-	3,885,464
Total long term liabilities	15,097,522	3,935,732

Total liabilities	23,794,155	24,658,214

Commitments and contingencies	-	-

Stockholders’ equity (deficit):
Preferred stock, par value: $0.001; 50,000,000 shares authorized, 55,554 and none issued and outstanding as of December 31, 2020 and March 31, 2020, respectively	56	-
Common stock, par value $0.001; 10,000,000,000 shares authorized; 3,237,481,329 and 3,214,490,408 shares issued and outstanding as of December 31, 2020 and March 31, 2020, respectively	3,237,481	3,214,490
Additional paid in capital	34,615,895	28,929,516
Accumulated other comprehensive income (loss)	(19,330)	(20,058)
Accumulated deficit	(50,855,326)	(46,382,174)
Total stockholders’ equity (deficit)	(13,021,224)	(14,258,226)

Total liabilities and stockholders’ equity (deficit)	$10,772,931	$10,399,988

The accompanying notes are an integral part of these condensed consolidated financial statements

INVESTVIEW, INC.

Condensed Consolidated Statements of Operations and Other Comprehensive Income

for the Three and Nine Months Ended December 31, 2020 and 2019

(Unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2020	2019	2020	2019

Revenue:
Subscription revenue, net of refunds, incentives, credits, and chargebacks	$3,844,722	$4,578,623	$13,343,867	$19,327,091
Mining revenue	4,027,364	380,871	7,863,649	380,871
Fee revenue	2,952	4,117	10,675	9,486
Total revenue, net	7,875,038	4,963,611	21,218,191	19,717,448

Operating costs and expenses:
Cost of sales and service	2,055,379	560,145	4,692,512	1,092,643
Commissions	2,575,002	1,605,925	9,365,546	10,822,072
Selling and marketing	18,607	575,199	863,547	1,389,666
Salary and related	1,138,948	1,721,970	3,176,337	5,433,416
Professional fees	1,846,338	474,287	2,505,648	1,130,070
General and administrative	1,814,425	1,765,381	4,624,043	4,487,137
Total operating costs and expenses	9,448,699	6,702,907	25,227,633	24,355,004

Net income (loss) from operations	(1,573,661)	(1,739,296)	(4,009,442)	(4,637,556)

Other income (expense):
Gain (loss) on debt extinguishment	4,238,810	443,907	5,068,747	1,725,384
Gain (loss) on fair value of derivative liability	(35,489)	(94,622)	291,299	504,635
Gain on deconsolidation	-	-	-	53,739
Impairment expense	-	(627,452)	(66,645)	(627,452)
Realized gain (loss) on cryptocurrency	(28,678)	10	(27,582)	(657)
Unrealized gain (loss) on cryptocurrency	281,220	(16,885)	458,037	8,445
Interest expense	(822,870)	(1,427,433)	(5,550,035)	(3,918,070)
Interest expense, related parties	(327,513)	(367,190)	(717,233)	(1,618,284)
Other income (expense)	(2,752)	3,231	183,656	(68,053)
Total other income (expense)	3,302,728	(2,086,434)	(359,756)	(3,940,313)

Income (loss) before income taxes	1,729,067	(3,825,730)	(4,369,198)	(8,577,869)
Income tax expense	(3,288)	(2,198)	(6,570)	(9,580)

Net income (loss)	1,725,779	(3,827,928)	(4,375,768)	(8,587,449)

Dividends on Preferred Stock	(45,042)	-	(97,384)	-

Net income applicable to common shareholders	$1,680,737	$(3,827,928)	$(4,473,152)	$(8,587,449)

Income (loss) per common share, basic and diluted	$0.00	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding, basic and diluted	3,098,416,112	2,840,281,449	3,105,907,543	2,748,911,300

Other comprehensive income, net of tax:
Foreign currency translation adjustments	$4,451	$22,627	$728	$2,067
Total other comprehensive income	4,451	22,627	728	2,067
Comprehensive income (loss)	$1,730,230	$(3,805,301)	$(4,375,040)	$(8,585,382)

The accompanying notes are an integral part of these condensed consolidated financial statements

INVESTVIEW, INC.

Condensed Consolidated Statements of Stockholders’ Equity (Deficit)

for the Three and Nine Months Ended December 31, 2020 and 2019

(Unaudited)

						Accumulated
					Additional	Other
	Preferred stock		Common stock		Paid in	Comprehensive	Accumulated	Noncontrolling
	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Interest	Total
Balance, March 31, 2019	-	$-	2,640,161,318	$2,640,161	$23,758,917	$1,363	$(25,096,983)	$51,485	$1,354,943
Common stock issued for cash	-	-	39,215,648	39,216	285,784	-	-	-	325,000
Offering costs	-	-	-	-	101,387	-	-	-	101,387
Deconsolidation of Kuvera LATAM	-	-	-	-	-	-	-	(51,485)	(51,485)
Foreign currency translation adjustment	-	-	-	-	-	(18,975)	-	-	(18,975)
Net income (loss)	-	-	-	-	-	-	(3,005,955)	-	(3,005,955)
Balance, June 30, 2019	-	-	2,679,376,966	2,679,377	24,146,088	(17,612)	(28,102,938)	-	(1,295,085)
Common stock issued for cash	-	-	13,000,000	13,000	312,000	-	-	-	325,000
Common stock issued for services and compensation	-	-	241,000,000	241,000	1,274,915	-	-	-	1,515,915
Common stock repurchase	-	-	(5,150)	(5)	(97)	-	-	-	(102)
Common stock cancelled	-	-	(222,500,000)	(222,500)	(3,157,500)	-	-	-	(3,380,000)
Beneficial conversion feature	-	-	-	-	1,000,000	-	-	-	1,000,000
Foreign currency translation adjustment	-	-	-	-	-	(1,585)	-	-	(1,585)
Net income (loss)	-	-	-	-	-	-	(1,753,566)	-	(1,753,566)
Balance, September 30, 2019	-	-	2,710,871,816	2,710,872	23,575,406	(19,197)	(29,856,504)	-	(3,589,423)
Common stock issued for cash			7,000,000	7,000	168,000	-	-	-	175,000
Common stock issued for services and compensation	-	-	285,618,592	285,618	874,906	-	-	-	1,160,524
Foreign currency translation adjustment	-	-	-	-	-	22,627	-	-	22,627
Net income (loss)	-	-	-	-	-	-	(3,827,928)	-	(3,827,928)
Balance, December 31, 2019	-	$-	3,003,490,408	$3,003,490	$24,618,312	$3,430	$(33,684,432)	$-	$(6,059,200)

Balance, March 31, 2020	-	$-	3,214,490,408	$3,214,490	$28,929,516	$(20,058)	$(46,382,174)	$-	$(14,258,226)
Common stock issued for services and compensation	-	-	21,000,000	21,000	397,954	-	-	-	418,954
Share repurchase	-	-	(9,079)	(9)	(263)	-	-	-	(272)
Beneficial conversion feature	-	-	-	-	2,000,000	-	-	-	2,000,000
Foreign currency translation adjustment	-	-	-	-	-	636	-	-	636
Net income (loss)	-	-	-	-	-	-	(4,913,787)	-	(4,913,787)
Balance, June 30, 2020	-	-	3,235,481,329	3,235,481	31,327,207	(19,422)	(51,295,961)	-	(16,752,695)
Preferred stock issued for cash	46,612	47	-	-	1,158,754	-	-	-	1,158,801
Offering costs	-	-	-	-	(20,994)	-	-	-	(20,994)
Common stock issued for services and compensation	-	-	-	-	376,282	-	-	-	376,282
Common stock forfeited	-	-	(200,000,000)	(200,000)	(3,180,000)	-	-	-	(3,380,000)
Common stock repurchase	-	-	(106,000,000)	(106,000)	(14,000)	-	-	-	(120,000)
Forgiveness of accrued payroll	-	-	-	-	373,832	-	-	-	373,832
Dividends	-	-	-	-	-	-	(52,342)	-	(52,342)
Foreign currency translation adjustment	-	-	-	-	-	(4,359)	-	-	(4,359)
Net income (loss)	-	-	-	-	-	-	(1,187,760)	-	(1,187,760)
Balance, September 30, 2020	46,612	47	2,929,481,329	2,929,481	30,021,081	(23,781)	(52,536,063)	-	(19,609,235)
Preferred stock issued for cash	8,942	9	-	-	221,905	-	-	-	221,914
Offering costs	-	-	-	-	(1,394)	-	-	-	(1,394)
Common stock issued for services and compensation	-	-	257,000,000	257,000	1,941,598	-	-	-	2,198,598
Common stock issued for debt	-	-	51,000,000	51,000	1,014,900	-	-	-	1,065,900
Contributed capital	-	-	-	-	117,805	-		-	117,805
Beneficial conversion feature	-	-	-	-	1,300,000	-	-	-	1,300,000
Dividends	-	-	-	-	-	-	(45,042)	-	(45,042)
Foreign currency translation adjustment	-	-	-	-	-	4,451	-	-	4,451
Net income (loss)	-	-	-	-	-	-	1,725,779	-	1,725,779
Balance, December 31, 2020	55,554	$56	3,237,481,329	$3,237,481	$34,615,895	$(19,330)	$(50,855,326)	$-	$(13,021,224)

The accompanying notes are an integral part of these condensed consolidated financial statements

INVESTVIEW, INC.

Condensed Consolidated Statements of Cash Flows

for the Nine Months Ended December 31, 2020 and 2019

(Unaudited)

	Nine Months Ended December 31,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,375,768)	$(8,587,449)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	1,597,464	320,528
Amortization of debt discount	781,425	2,916,917
Amortization of long-term license agreement	-	113,315
Amortization of intangible assets	130,455	213,182
Stock issued for services and compensation	2,993,835	2,676,439
Loan fees on new borrowings	-	841,139
Offering costs	112	-
Lease cost, net of repayment	(998)	5,833
(Gain) on deconsolidation	-	(53,739)
(Gain) loss on debt extinguishment	(5,068,747)	(1,725,384)
(Gain) loss on fair value of derivative liability	(291,299)	(504,635)
Realized (gain) loss on cryptocurrency	27,582	657
Unrealized (gain) loss on cryptocurrency	(458,037)	(8,445)
Impairment expense	66,645	627,452
Changes in operating assets and liabilities:
Receivables	(165,937)	101,792
Prepaid assets	(1,137,751)	(313,347)
Short-term advances	-	(135,000)
Short-term advances from related parties	-	(7,000)
Other current assets	(99,912)	40,170
Deposits	2,685	(3,988)
Accounts payable and accrued liabilities	(1,057,400)	(1,149,438)
Customer advance	81,845	342,205
Deferred revenue	357,226	(1,145,149)
Other liabilities	7,596,667	9,229,393
Accrued interest	129,691	180,026
Accrued interest, related parties	559,436	714,999
Net cash provided by (used in) operating activities	1,669,219	4,690,473

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for fixed assets	(2,306,402)	(4,171,341)
Net cash provided by (used in) investing activities	(2,306,402)	(4,171,341)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from related party payables	5,928,137	2,164,500
Repayments for related party payables	(3,521,441)	(1,754,500)
Proceeds from debt	1,405,300	2,177,452
Repayments for debt	(3,096,750)	(3,801,562)
Payments for share repurchase	(272)	(102)
Dividends paid	(26,868)	-
Proceeds from the sale of stock	1,388,849	825,000
Payments for financing costs	(22,500)	-
Net cash provided by (used in) financing activities	2,054,455	(389,212)

Effect of exchange rate translation on cash	-	36

Net increase (decrease) in cash, cash equivalents, and restricted cash	1,417,272	129,956
Cash, cash equivalents, and restricted cash - beginning of period	137,177	133,644
Cash, cash equivalents, and restricted cash - end of period	$1,554,449	$263,600

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$451,844	$51,000
Income taxes	$6,570	$9,580
Non cash investing and financing activities:
Prepaid assets reclassified to fixed assets	$2,252,568	$-
Beneficial conversion feature	$3,300,000	$1,000,000
Cancellation of shares	$-	$3,380,000
Changes in equity for offering costs accrued	$-	$101,387
Accounts payable reclassified as related party debt	$-	$75,000
Derivative liability recorded as a debt discount	$-	$365,000
Recognition of lease liability and ROU asset at lease commencement	$-	$131,244
Shares forfeited	$3,380,000	$-
Share repurchase	$120,000	$-
Shares issued for debt	$1,065,900	$-
Dividends declared but not yet paid	$70,516	$-
Forgiveness of accrued payroll	$373,832	$-
APEX Lease Liability reclassed to debt	$19,505,025	$-

The accompanying notes are an integral part of these condensed consolidated financial statements

INVESTVIEW, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2020

(Unaudited)

NOTE 1 – ORGANIZATION AND NATURE OF BUSINESS

Organization

Investview, Inc. (“we”, “our”, the “Company”) was incorporated on January 30, 1946, under the laws of the state of Utah as the Uintah Mountain Copper Mining Company. In January 2005 the Company changed domicile to Nevada, and changed its name to Voxpath Holding, Inc. In September of 2006 the Company merged The Retirement Solution Inc. through a Share Purchase Agreement into Voxpath Holdings, Inc. and then changed its name to TheRetirementSolution.Com, Inc. In October 2008 the Company changed its name to Global Investor Services, Inc., before changing its name to Investview, Inc., on March 27, 2012.

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

On January 17, 2019, we renamed our non-operating wholly owned subsidiary WealthGen Global, LLC to SafeTek, LLC, a Utah Limited Liability Company.

On March 26, 2019, we established Kuvera (N.I.) LTD, a Northern Ireland entity as a wholly owned subsidiary of Kuvera, LLC, however, to date the subsidiary has had no operations.

Effective July 22, 2019, we renamed our non-operating wholly owned subsidiary Razor Data, LLC to APEX Tek, LLC, a Utah Limited Liability Company.

On January 11, 2021, we filed a name change for Kuvera, LLC to iGenius, LLC (“iGenius”) and on February 2, 2021, we filed a name change for Kuvera (N.I.) Limited to iGenius Global LTD.

Nature of Business

Our portfolio of wholly owned subsidiaries operates in the financial technology (FINTECH) sector, leveraging the latest innovations in technology for financial education, services and interactive tools. Our subsidiaries focus on delivering products that serve individuals around the world. From personal money management, to advancements in blockchain technologies, our companies are forging a path for individuals to take advantage of financial and technical innovations. Each of our subsidiaries are designed to work in tandem with one another generating a worldwide presence.

INVESTVIEW, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2020

(Unaudited)

Our largest subsidiary is iGenius, LLC (formerly Kuvera LLC), which delivers financial education, technology and research to individuals through a subscription-based model. iGenius, LLC provides research, education, and investment tools designed to assist the self-directed investor in successfully navigating the financial markets. These services include research, trade alerts, and live trading rooms that include instruction in equities, options, FOREX, ETFs, binary options, crowdfunding and cryptocurrency sector education. In addition to trading tools and research, we also offer full education and software applications to assist the individual in debt reduction, increased savings, budgeting, and proper tax management. Each product subscription includes a core set of trading tools/research along with the personal finance management suite to provide an individual with complete access to the information necessary to cultivate and manage his or her financial situation.

Kuvera France S.A.S. is our entity in France that distributes our products and services throughout the European Union.

S.A.F.E. Management, LLC is a Registered Investment Adviser and Commodity Trading Adviser that has been established to deliver automated trading strategies to individuals who find they lack the time to trade for themselves. SAFE is committed to bringing innovative trade methodologies, strategies and algorithms for all worldwide financial markets.

SAFETek, LLC operates in the high-speed processing computing space and utilizes net generation processing technologies to focus on artificial intelligence, data mining and blockchain technologies. SAFETek, LLC’s processing operation can be used for any of the following intense processing activities: protein folding, CGI rendering, Game Streaming, Machine & Deep Learning, Mining, Independent Financial Verification, and general high-speed computing. Key trending markets for Data Computation include Internet of Things, Smart Homes, smart cities, smart devices, Artificial Intelligence, blockchain technology, Virtual Reality, 3D animation, and health technology data to name a few.

Apex Tek, LLC was the entity responsible for sales of the APEX program. Launched in September 2019, the APEX product pack included hardware, firmware, software and insurance that was purchased and then leased to SAFETek LLC. We have currently ceased selling the APEX package and bought back all leases associated with the business.

United Games, LLC, United League, LLC, Investment Tools & Training, LLC, and iGenius Global LTD have had no operations and will be restructured or eliminated completely as we continue to streamline operations.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations (Regulation S-X) of the Securities and Exchange Commission (the “SEC”) and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the nine months ended December 31, 2020, are not necessarily indicative of the operating results that may be expected for the year ending March 31, 2021. These unaudited condensed consolidated financial statements should be read in conjunction with the March 31, 2020 consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended March 31, 2020.

Principles of Consolidation

The consolidated financial statements include the accounts of Investview, Inc., and our wholly owned subsidiaries: iGenius, LLC (formerly Kuvera, LLC), Kuvera France S.A.S., Apex Tek, LLC (formerly Razor Data, LLC), SafeTek, LLC (formerly WealthGen Global, LLC), S.A.F.E. Management, LLC, United Games, LLC, United League, LLC, Investment Tools & Training, LLC, and iGenius Global LTD (formerly Kuvera (N.I.) LTD). Through March 31, 2019 we had determined that one affiliated entity, Kuvera LATAM S.A.S., which we previously conducted business with, was a variable interest entity and we were the primary beneficiary of the entity’s activities, which, at the time, were similar to those of Kuvera, LLC (now iGenius, LLC). As a result, through March 31, 2019 we had consolidated the accounts of this variable interest entity into the consolidated financial statements. Further, because the Company did not have any ownership interest in this variable interest entity, the Company had allocated the contributed capital in the variable interest entity as a component of noncontrolling interest. As of April 1, 2019, Kuvera LATAM S.A.S. had no operations and ceased to exist, therefore, as of that date, no consolidation of the entity was necessary and we recorded a gain on deconsolidation of $53,739 to eliminate the intercompany account with Kuvera LATAM S.A.S. All intercompany transactions and balances have been eliminated in consolidation.

INVESTVIEW, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2020

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

Further, it should be noted that because there is currently no specific definitive guidance under GAAP, or any alternative accounting framework, for the accounting for cryptocurrencies recognized as revenue or held, we have exercised significant judgment in determining the appropriate accounting treatment for our cryptocurrency transactions. In the event authoritative guidance is enacted by the FASB, we may be required to change our policies, which could have an effect on our consolidated financial position and results from operations.

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

The following rates were used to translate the accounts of Kuvera France S.A.S. into USD at the following balance sheet dates.

	December 31, 2020	March 31, 2020
Euro to USD	1.22160	1.10314

The following rates were used to translate the accounts of Kuvera France S.A.S. into USD for the following operating periods.

	Nine Months Ended December 30,
	2020	2019
Euro to USD	1.15480	1.11443

Restricted Cash

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the balance sheet that sum to the total of the same such amounts shown in the statement of cash flows.

	December 31, 2020	March 31, 2020
Cash and cash equivalents	$1,110,960	$137,177
Restricted cash, current	180,550	-
Restricted cash, long term	262,939	-
Total cash, cash equivalents, and restricted cash shown on the statement of cash flows	$1,554,449	$137,177

Amount included in restricted cash represent funds required to be held in an escrow account by a contractual agreement and will be used for paying dividends to our Series B Preferred Stock holders.

INVESTVIEW, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2020

(Unaudited)

Cryptocurrencies

We hold cryptocurrency-denominated assets (“cryptocurrencies”) and include them in our consolidated balance sheet as other current assets. We record cryptocurrencies at fair market value and recognize the change in the fair value of our cryptocurrencies as an unrealized gain or loss in the consolidated statements of operations. As of December 31, 2020 and March 31, 2020 the fair value of our cryptocurrencies was $655,059 and $96,022, respectively. During the nine months ended December 31, 2020 we recorded $(27,582) and $458,037 as a total realized and unrealized gain (loss) on cryptocurrency, respectively. During the nine months ended December 31, 2019 we recorded $(657) and $8,445 as a total realized and unrealized gain (loss) on cryptocurrency, respectively. During the three months ended December 31, 2020 we recorded $(28,678) and $281,220 as a total realized and unrealized gain (loss) on cryptocurrency, respectively. During the three months ended December 31, 2019 we recorded $10 and $(16,885) as a total realized and unrealized gain (loss) on cryptocurrency, respectively.

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

As of December 31, 2020 fixed assets were made up of the following:

	Estimated
	Useful
	Life
	(years)	Value
Furniture, fixtures, and equipment	10	$12,792
Computer equipment	3	21,143
Data processing equipment	3	7,684,627
		7,718,562
Accumulated depreciation as of December 31, 2020		(1,826,090)
Net book value, December 31, 2020		$5,892,472

Total depreciation expense for the nine months ended December 31, 2020 and 2019, was $1,597,464 and $320,528, respectively.

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

In June of 2017 we issued 80,000,000 shares of common stock with a value of $2,256,000 for a 15-year license agreement. Amortization recognized for the nine months ended December 31, 2020 and 2019 was $0 and $113,315, respectively, and the long-term license agreement was recorded at a net value of $0 as of December 31, 2020 and March 31, 2020 due to the asset being impaired as of March 31, 2020.

In June of 2018 we purchased United Games, LLC and United League, LLC and recorded the transaction as a business combination. Intangible assets acquired in the business combination were recorded at fair value on the date of acquisition and are being amortized on a straight-line method over their estimated useful lives. As of December 31, 2020 intangible assets were made up of the following:

INVESTVIEW, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2020

(Unaudited)

	Estimated
	Useful
	Life
	(years)	Value
FireFan mobile application	4	$331,000
Back office software	10	408,000
Tradename/trademark - FireFan	5	248,000
Tradename/trademark - United Games	0.45	4,000
		991,000
Accumulated amortization as of December 31, 2020		(428,573)
Net book value, December 31, 2020		$562,427

Amortization expense for the nine months ended December 31, 2020 and 2019 was $130,455 and $213,182, respectively. Amortization expense is expected to be as follows:

Remainder of 2021	$42,694
Fiscal year ending March 31, 2022	173,150
Fiscal year ending March 31, 2023	173,150
Fiscal year ending March 31, 2024	32,589
Fiscal year ending March 31, 2025	6,148
Fiscal year ending March 31, 2026 and beyond	134,696
$562,427

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

During the nine months ended December 31, 2020 we fully impaired data processing equipment that had a cost basis of $84,939 and we fully impaired a computer that had a cost basis of $1,609 because the assets were no longer in use. The accumulated depreciation of the assets at the time they were written off was $19,903, therefore we recognized impairment expense of $66,645 for the nine months ended December 31, 2020. During the nine months ended December 31, 2019 we impaired the value of the customer contracts/relationships originally acquired in our purchase of United Games, LLC and United League, LLC, therefore recognizing impairment expense of $627,452.

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

U.S. generally accepted accounting principles provide for a three-level hierarchy of inputs to valuation techniques used to measure fair value, defined as follows:

INVESTVIEW, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2020

(Unaudited)

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

Our financial instruments consist of cash, accounts receivable, accounts payable, and debt. We have determined that the book value of our outstanding financial instruments as of December 31, 2020 and March 31, 2020, approximates the fair value due to their short-term nature or interest rates that approximate prevailing market rates.

Items recorded or measured at fair value on a recurring basis in the accompanying consolidated financial statements consisted of the following items as of December 31, 2020:

	Level 1	Level 2	Level 3	Total
Cryptocurrencies	$655,059	$-	$-	$655,059
Total Assets	$655,059	$-	$-	$655,059

Derivative liability	$-	$-	$41,390	$41,390
Total Liabilities	$-	$-	$41,390	$41,390

Items recorded or measured at fair value on a recurring basis in the accompanying consolidated financial statements consisted of the following items as of March 31, 2020:

	Level 1	Level 2	Level 3	Total
Cryptocurrencies	$96,022	$-	$-	$96,022
Total Assets	$96,022	$-	$-	$96,022

Derivative liability	$-	$-	$793,495	$793,495
Total Liabilities	$-	$-	$793,495	$793,495

Sale and Leaseback

Through our wholly-owned subsidiary, APEX Tex, LLC, we sold high powered data processing equipment (“APEX”) to our customers and they leased the equipment back to SAFETek, LLC, another of our wholly-owned subsidiaries. We accounted for these transactions under ASC 842-40 where the leaseback has been deemed a sales-type lease due to the lease term generally covering the entire economic life of the equipment and our likelihood to purchase the asset at the end of the lease term. In accordance with ASC 842-40 we recorded the data processing equipment as a fixed asset on our balance sheet and we accounted for the amounts received for the equipment as a financial liability, in other liabilities on our balance sheet. Further, we recognized interest on the financial liability over the term of the lease to ensure the financial liability equates to the total amounts to be paid over the life of the lease.

On June 30, 2020, we temporarily discontinued the APEX program to assess the delays, audit the transaction and determine our ability to meet the lease commitments. The assessment took place in July and August and indicated we would not be able to meet the APEX lease obligations and would be in default to the lease holders. In September, our board of directors voted to approve a buyback program wherein all APEX purchasers were offered a 48-month promissory note to ensure a 125% return of their purchase price in exchange for cancellation of the lease and our purchase of all rights and obligations under the lease. The buyback program also ensured all APEX purchasers were able to purchase a protection plan from a third-party provider, wherein each purchaser could protect their initial purchase price and obtain 50% of their APEX purchase price at five years or 100% of the APEX purchase price at ten years. As a result of the buyback program we were able to enter into notes with third parties totaling $19,149,500 (see NOTE 6) and notes with related parties of $237,720 (see NOTE 5) in exchange for $474,155 worth of customer advances on the APEX leases and $22,889,331 of the net APEX lease liability (see table below). The exchange resulted in a gain on settlement of debt of $117,805 with related parties, recorded as contributed capital (see NOTE 8) and a gain on settlement of debt of $3,858,461 with third parties, recorded on our income statement.

INVESTVIEW, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2020

(Unaudited)

During the nine months ended December 31, 2020 we had the following activity related to our sale and leaseback transactions:

	Total Financial Liability	Contra-Liability	Net Financial Liability	Current [1]	Long Term
Balance as of March 31, 2020	$53,828,000	$(38,535,336)	$15,292,664	$11,407,200	$3,885,464
Proceeds from sales of APEX	5,001,623	-	5,001,623
Interest recorded on financial liability	8,348,378	(8,348,378)	-
Payments made for leased equipment	(2,145,900)	-	(2,145,900)
Interest expense	-	4,740,944	4,740,944
Lease buyback and cancellation	(65,032,101)	42,142,770	(22,889,331)
Balance as of December 31, 2020	$-	$-	$-	$-	$-

[1] Represented lease payments that were to be made in the subsequent 12 months

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

INVESTVIEW, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2020

(Unaudited)

Revenue generated for the nine months ended December 31, 2020 is as follows:

	Subscription Revenue	Mining Revenue	Fee Revenue	Total
Gross billings/receipts	$14,205,328	$7,863,649	$10,675	$22,079,652
Refunds, incentives, credits, and chargebacks	(861,461)	-	-	(861,461)
Net revenue	$13,343,867	$7,863,649	$10,675	$21,218,191

For the nine months ended December 31, 2020 foreign and domestic revenues were approximately $12.6 million and $8.6 million, respectively.

Revenue generated for the nine months ended December 31, 2019 is as follows:

	Subscription Revenue	Mining Revenue	Fee Revenue	Total
Gross billings/receipts	$21,214,747	$380,871	$9,486	$21,605,104
Refunds, incentives, credits, and chargebacks	(1,887,656)	-	-	(1,887,656)
Net revenue	$19,327,091	$380,871	$9,486	$19,717,448

For the nine months ended December 31, 2019 foreign and domestic revenues were approximately $18.3 million and $1.5 million, respectively.

Revenue generated for the three months ended December 31, 2020 is as follows:

	Subscription Revenue	Mining Revenue	Fee Revenue	Total
Gross billings/receipts	$4,046,213	$4,027,364	$2,952	$8,076,529
Refunds, incentives, credits, and chargebacks	(201,491)	-	-	(201,491)
Net revenue	$3,844,722	$4,027,364	$2,952	$7,875,038

For the three months ended December 31, 2020 foreign and domestic revenues were approximately $7.4 million and $433,000, respectively.

Revenue generated for the three months ended December 31, 2019 is as follows:

	Subscription Revenue	Mining Revenue	Fee Revenue	Total
Gross billings/receipts	$5,096,886	$380,871	$4,117	$5,481,874
Refunds, incentives, credits, and chargebacks	(518,263)	-	-	(518,263)
Net revenue	$4,578,623	$380,871	$4,117	$4,963,611

For the three months ended December 31, 2019 foreign and domestic revenues were approximately $4.3 million and $637,000, respectively.

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

Potentially dilutive securities excluded from the computation of basic and diluted net loss per share are as follows:

	December 31, 2020	December 31, 2019
Options to purchase common stock	-	-
Warrants to purchase common stock	277,770	125,000
Notes convertible into common stock	481,810,758	11,080,447
Totals	482,088,528	11,205,447

INVESTVIEW, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2020

(Unaudited)

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

NOTE 4 – GOING CONCERN AND LIQUIDITY

Our financial statements are prepared using generally accepted accounting principles applicable to a going concern that contemplates the realization of assets and liquidation of liabilities in the normal course of business. We have incurred significant recurring losses, which have resulted in an accumulated deficit of $50,855,326 as of December 31, 2020, along with a net loss of $4,375,768 for the nine months ended December 31, 2020. Additionally, as of December 31, 2020, we had a working capital deficit of $4,713,286. These factors raise substantial doubt about our ability to continue as a going concern.

Historically we have relied on increasing revenues and new debt and equity financing to pay for operational expenses and debt as it came due. During the nine months ended December 31, 2020, we raised $1,405,300 in cash proceeds from new debt arrangements and raised $5,928,137 in cash proceeds from related parties. Additionally, net cash provided by operations was $1,669,219 for the nine months ended December 31, 2020. Subsequent to December 31, 2020, we received gross proceeds of $432,475 in connection with our Unit Offering (see NOTE 11). Additionally, subject to a Securities Purchase agreement entered into in April 2020 and amended in November 2020, we have a commitment from a related party investor to purchase an additional $7.7 million in promissory notes on or before August 31, 2021, subject to certain conditions.

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

During the nine months ended December 31, 2020 COVID negatively impacted our distribution channel as all of our distributors were unable to conduct in person meetings, trainings, or events. The distributors did hold on-line events, virtual meetings and ultimately stabilized our subscription sales. Further, our APEX program, administered by APEX Tek, LLC, could not sustain operations nor withstand the worldwide supply issues experienced by COVID. As a result, the Company was forced to permanently cancel the APEX program. While SAFETek, LLC will continue to operate our digital mining operations, we have entered buy back agreements for each of the APEX leases.

INVESTVIEW, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2020

(Unaudited)

During the year ended March 31, 2020 we made significant strides and wide sweeping changes. While we believe they will be beneficial to our bottom line, there is no assurance of this. Some of the concerns we face going forward will continue, including but not limited to:

●	Supply chain issues for Apex Tek, LLC and the sourcing of miners due to the worldwide COVID pandemic and manufacturing slow downs caused us to permanently discontinue the APEX program and may leas to the closure of APEX Tek, LLC

●	SAFETek, LLC operations not scaling according to projections with decreased output due to mining difficulty and operational cost

●	Regulatory reform that could adversely impact the use and demand of digital currencies

●	The recent Bitcoin (BTC) halving event that further reduced mining output in addition to the supply chain issues

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

NOTE 5 – RELATED-PARTY TRANSACTIONS

Our related-party payables consisted of the following:

	December 31, 2020	March 31, 2020
Short-term advances [1]	$350,000	$876,427
Promissory Note entered into on 1/30/20 [2]	1,183,606	1,033,333
Convertible Promissory Note entered into on 4/27/20, net of debt discount of $1,211,720 as of December 31, 2020 [3]	88,280	-
Convertible Promissory Note entered into on 5/27/20, net of debt discount of $657,869 as of December 31, 2020 [4]	42,131	-
Convertible Promissory Note entered into on 11/9/20, net of debt discount of $1,280,440 and including $72,675 of accrued interest as of December 31, 2020 [5]	92,236	-
Accounts payable – related party [6]	105,000	55,000
Notes for APEX lease buyback [7]	172,000	-
Promissory note entered into on 12/15/20, net of debt discount of $438,175 [8]	141,825	-
Total related-party debt	2,175,078	1,964,760
Less: Current portion [9]	(2,025,106)	-
Related-party debt, long term	$149,972	$1,964,760

[1]	We periodically receive advances for operating funds from our current majority shareholders and other related parties, including entities that are owned, controlled, or influenced by our owners or management. These advances are due on demand and are unsecured. During the nine months ended December 31, 2020, we received $2,406,137 in cash proceeds from advances, incurred $76,649 in interest expense on the advances, and repaid related parties $3,037,883.

[2]	We entered into a $1,000,000 promissory note with Joseph Cammarata, our Chief Executive Officer, on January 30, 2020. The note is collateralized by 62.5 million of our common shares. The term of the note was one year, which was amended on January 30, 2021 to have a due date of February 28, 2021, at which time the principal and interest of 20%, or $200,000 will be due. During the nine months ended December 31, 2020 we recognized $150,273 of interest expense on the note.

INVESTVIEW, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2020

(Unaudited)

[3]	On April 27, 2020 we received proceeds of $1,300,000 from DBR Capital, LLC, an entity controlled by members of our Board of Directors, and entered into a convertible promissory note. The note is secured by shares held by officers and majority shareholders of the Company. The note bears interest at 20% per annum, payable monthly, and the principal is due and payable on April 27, 2030. Per the original terms of the agreement the note was convertible into common stock at a conversion price of $0.01257 per share, which was amended on November 9, 2020 to reduce the conversion price to $0.007 per share. At inception we recorded a beneficial conversion feature and debt discount of $1,300,000 (see NOTE 8). During the nine months ended December 31, 2020 we recognized $88,280 of the debt discount into interest expense as well as expensed an additional $176,224 of interest expense on the note, all of which was repaid during the period.

[4]	On May 27, 2020 we received proceeds of $700,000 from DBR Capital, LLC, an entity controlled by members of our Board of Directors, and entered into a convertible promissory note. The note is secured by shares held by officers and majority shareholders of the Company. The note bears interest at 20% per annum, payable monthly, and the principal is due and payable on April 27, 2030. Per the original terms of the agreement the note was convertible into common stock at a conversion price of $0.01257 per share, which was amended on November 9, 2020 to reduce the conversion price to $0.007 per share. At inception we recorded a beneficial conversion feature and debt discount of $700,000 (see NOTE 8). During the nine months ended December 31, 2020 we recognized $42,131 of the debt discount into interest expense as well as expensed an additional $83,615 of interest expense on the note, all of which was repaid during the period.

[5]	On November 9, 2020 we received proceeds of $1,300,000 from DBR Capital, LLC, an entity controlled by members of our Board of Directors, and entered into a convertible promissory note. The note is secured by shares held by officers and majority shareholders of the Company. The note bears interest at 38.5% per annum, made up of a 25% interest rate per annum and a facility fee of 13.5% per annum, payable monthly beginning February 1, 2021, and the principal is due and payable on April 27, 2030. Per the terms of the agreement the note is convertible into common stock at a conversion price of $0.007 per share. At inception we recorded a beneficial conversion feature and debt discount of $1,300,000 (see NOTE 8). During the nine months ended December 31, 2020 we recognized $19,560 of the debt discount into interest expense as well as expensed an additional $72,675 of interest expense on the note, none of which was repaid during the period.

[6]	During the nine months ended December 31, 2020 we paid $40,000 to an accounting firm owned by our Chief Financial Officer to reduce amounts previously owed ($55,000 as of March 31, 2020). We also incurred $68,000 to reimburse DBR Capital, LLC, for amounts paid on our behalf. The entire amount was repaid during the nine months ended December 31, 2020. Also during the nine months ended December 31, 2020 we repurchased 106,000,000 shares of our common stock from CR Capital Holdings, LLC, a shareholder that owns over 10% of our outstanding stock, for $120,000 (see NOTE 8). We agreed to pay $10,000 per month for the repurchase, therefore during the nine months ended December 31, 2020 we repaid $30,000 of the debt.

[7]	During the year ended March 31, 2020 we sold 83 APEX units to related parties for proceeds of $182,720, $100,000 of which was offset against short term advances that has been provided to us. Under the same terms of all other APEX unit sales, the 83 units were to pay out $500 per month for 60 months, resulting in a total amount to be repaid of $2,490,000. During the year ended March 31, 2020 we made 238 lease payments to these related parties, or $119,000, reducing the total amount to be repaid to $2,371,000 as of March 31, 2020. The liability, net of discounts, was presented as part of the total APEX financial liability on the balance sheet at March 31, 2020. During the nine months ended December 31, 2020 we made $126,100 worth of lease payments to related parties. In September of 2020 we initiated the APEX buyback program and agreed to pay our related parties $237,720 in exchange for all rights and obligations under the APEX lease (see NOTE 2). At the time of the buyback the liability owed to related parties was $355,525, which was equal to a total liability of $2,244,900 offset by a contra-liability of $1,889,375, thus we recorded a gain on the extinguishment of debt of $117,805 as contributed capital (see NOTE 8). After the buyback we repaid our related parties $65,720 of the $237,720 owed.

[8]	On December 15, 2020 we received proceeds of $154,000 from Wealth Engineering, an entity controlled by members of our management team and Board of Directors, and entered into a promissory note for $600,000. The term of the note requires monthly repayments of $20,000 per month for 30 months. At inception we recorded a debt discount of $446,000 representing the difference between the cash received and the total amount to be repaid. During the nine months ended December 31, 2020 we recognized $7,825 of the debt discount into interest expense and made one monthly repayment of $20,000.

[9]	Represents payments that are to be made in the subsequent 12 months

INVESTVIEW, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2020

(Unaudited)

NOTE 6 – DEBT

Our debt consisted of the following:

	December 31, 2020	March 31, 2020
Short-term advance received on 8/31/18 [1]	$5,000	$65,000
Secured merchant agreement for future receivables entered into on 8/16/19 and refinanced on 12/10/19 [2]	-	1,223,615
Secured merchant agreement for future receivables entered into on 8/16/19 [3]	-	260,090
Convertible promissory note entered into on 3/5/20 [4]	-	13,072
Convertible promissory note entered into on 3/11/20 [5]	-	7,549
Short-term advance received on 3/25/20 [6]	81,250	150,000
Promissory note entered into on 4/10/20 [7]	-	-
Note issued under the Paycheck Protection Program on 4/17/20 [8]	508,872	-
Loan with the U.S. Small Business Administration dated 4/19/20 [9]	513,048	-
Long term notes for APEX lease buyback [10]	17,137,774	-
Short-term note for APEX lease buyback [11]	30,000	-
Total debt	18,275,944	1,719,326
Less: Current portion [12]	(3,349,987)	-
Debt, long term portion	$14,925,957	$1,719,326

[1]	In August 2018, we received a $75,000 short-term advance. The advance is due on demand, has no interest rate, and is unsecured. During the nine months ended December 31, 2020 we made repayments of $60,000 on the debt.

[2]	During August 2019, we entered into a Secured Merchant Agreement for future receivables with an entity that provides quick access to working capital. On August 15, 2019, we received proceeds from this arrangement of $339,270 after paying off $316,093 and $297,033 from two separate February 2018 agreements. In accordance with the terms of the new agreement, we were required to repay $1,399,000 by making daily ACH payments of $6,823. Accordingly, we recorded $446,604 as a debt discount at the inception of the agreement, which was the difference between the funds received plus the earlier debt paid off, and the amount that was to be repaid.

Effective December 10, 2019 this debt was refinanced and the outstanding balance of $839,514 was rolled into a new Secured Merchant Agreement for future receivables. Prior to the refinance, we repaid $559,486 and amortized $446,605 into interest expense related to the August 2019 arrangement. As a result of the refinancing arrangement we received proceeds of $854,801. In accordance with the terms of the agreement, we were required to repay $2,448,250 by making daily ACH payments of $10,999. Accordingly, we recorded $753,935 as a debt discount at the inception of the agreement, which was the difference between the funds received plus the earlier debt paid off, and the amount that was to be repaid. During the year ended March 31, 2020, after the refinance, we repaid $747,932 and amortized $277,232 into interest expense related to the new December 2019 agreement. During the nine months ended December 31, 2020 we amortized $442,894 into interest expense and repaid $1,071,996 to pay the debt off in full, which resulted in a gain on settlement of debt being recorded for $594,513.

[3]	During August 2019, we entered into a Secured Merchant Agreement for future receivables with an entity that provides quick access to working capital. In August 2019, we received proceeds from this arrangement of $418,381 after paying off $382,000 from an October 2018 agreement. In accordance with the terms of the agreement, we were required to repay $1,189,150 by making daily ACH payments of $5,801. Accordingly, we recorded $388,769 as a debt discount at the inception of the agreement, which was the difference between the funds received plus the earlier debt paid off, and the amount that was to be repaid. During the year ended March 31, 2020, we repaid $853,203 and amortized $312,912 into interest expense. During the nine months ended December 31, 2020 we repaid $330,013, recorded a $5,934 gain on settlement of debt, and amortized $75,857 into interest expense

[4]	In March 2020, we entered into a Convertible Promissory Note and received proceeds of $200,000 after incurring loan fees of $3,000. The note incurred interest at 10% per annum and had a maturity date of June 2, 2021. The Convertible Promissory Note had a variable conversion rate that was 65% of the average of the two lowest trading prices during the previous 15-trading-day period, subject to adjustment. Therefore, the conversion feature was accounted for as a derivative instrument (see NOTE 7). At inception, we recorded a debt discount of $203,000 and captured loan fees, recorded as interest expense, of $116,077. During the year ended March 31, 2020, we amortized $11,626 into interest expense, and recorded additional interest expense on the note of $1,446. During the nine months ended December 31, 2020, we amortized $59,916 into interest expense, and recorded additional interest expense on the note of $7,453 before we repaid the note in full for $262,649 and wrote off the derivative liability associated with the debt of $265,584 (see NOTE 7), resulting in a net gain on settlement of debt being recorded for $83,376.

[5]	In March 2020, we entered into a Convertible Promissory Note and received proceeds of $150,000 after incurring loan fees of $3,000. The note incurred interest at 10% per annum and had a maturity date of June 10, 2021. The Convertible Promissory Note had a variable conversion rate that was 65% of the average of the two lowest trading prices during the previous 15-trading-day period, subject to adjustment. Therefore, the conversion feature was accounted for as a derivative instrument (see NOTE 7). At inception, we recorded a debt discount of $153,000 and captured loan fees, recorded as interest expense, of $148,432. During the year ended March 31, 2020, we amortized $6,711 into interest expense, and recorded additional interest expense on the note of $838. During the nine months ended December 31, 2020, we amortized $44,960 into interest expense and recorded additional interest expense on the note of $5,617 before we repaid the note in full for $197,351 and wrote off the derivative liability associated with the debt of $203,357 (see NOTE 7), resulting in a net gain on settlement of debt being recorded for $64,132.

INVESTVIEW, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2020

(Unaudited)

[6]	In March 2020, we received a $150,000 short-term advance. The advance is due on demand, has no interest rate, and is unsecured. During the nine months ended December 31, 2020 we made repayments of $68,750 on the debt.

[7]	In April 2020, we received proceeds of $400,000 after entering into a promissory note that is due six months from the funding date. Under the note six interest only payments of $16,667 are to be made on the 20th of each month beginning in May 2020. Collateral for the note, in priority order, is: the reserve and current balance in one of our merchant accounts, the reserve account in a second separate merchant accounts, shares of our common stock, and high-speed computer processing equipment. During the nine months ended December 31, 2020 we recorded $100,002 worth of interest expense and made repayments of $500,002.

[8]	In April 2020 we received $505,300 in proceeds from the Paycheck Protection Program as established by the CARES Act as a result of a Note entered into with the U.S. Small Business Administration (“SBA”). The note has an interest rate of 1% and matures on April 1, 2022. Under the Note we were required to make monthly payments beginning November 1, 2020, however, the SBA extended the deferral period to 10 months therefore the first payment would not be due until March 2, 2021. Further, under the terms of the CARES Act the loan may be forgiven if funds are used for qualifying expenses. During the nine months ended December 31, 2020 we recorded $3,572 worth of interest expense on the Note.

[9]	In April 2020 we received proceeds of $500,000 from a loan entered into with the U.S. Small Business Administration. Under the terms of the loan interest is to accrue at a rate of 3.75% per annum and installment payments of $2,437 monthly will begin twelve months from the date of the loan, with all interest and principal due and payable thirty years from the date of the loan. During the nine months ended December 31, 2020 we recorded $13,048 worth of interest on the loan.

[10]	During the nine months ended December 31, 2020 we entered into notes with third parties for $19,089,500 in exchange for the cancellation of APEX leases previously entered into, which resulted in our purchase of all rights and obligations under the leases (see NOTE 2). We agreed to settle approximately $1,952,000 of the debt during the nine months ended December 31, 2020, at a discount to the original note terms offered, by making payments of approximately $576,000 and issuing 48,000,000 shares of our common stock (see NOTE 8). The remaining notes are all due December 31, 2024 and have a fixed monthly payment that is equal to 75% of the face value of the note, divided by 48 months. The monthly payments are to begin the last day of January 2021 and continue until December 31, 2024 when the last monthly payment will be made, along with a balloon payment equal to 25% of the face value of the note, to extinguish the debt.

[11]	During the nine months ended December 31, 2020 we entered into a note dated November 30, 2020 with a third party for $60,000 in exchange for the cancellation of APEX leases previously entered into, which resulted in our purchase of all rights and obligations under the leases (see NOTE 2). The note is to be repaid with two equal payments of $30,000 each. We made one $30,000 payment during December 2020 and the second $30,000 payment is due by January 30, 2021.

NOTE 7 – DERIVATIVE LIABILITY

During the nine months ended December 31, 2020, we had the following activity in our derivative liability account:

	Debt	Warrants	Total
Derivative liability at March 31, 2020	$793,495	$-	$793,495
Derivative liability recorded on new instruments	-	8,135	8,135
Derivative liability reduced by debt settlement (see NOTE 6)	(468,941)	-	(468,941)
(Gain) loss on fair value	(324,554)	33,255	(291,299)
Derivative liability at December 31, 2020	$-	$41,390	$41,390

We use the binomial option pricing model to estimate fair value for those instruments convertible into common stock, at inception, at conversion or settlement date, and at each reporting date. During the nine months ended December 31, 2020, the assumptions used in our binomial option pricing model were in the following range:

	Debt	Warrants
Risk free interest rate	0.11 - 0.17%	0.21 - 0.38%
Expected life in years	0.80 - 1.11	4.84 - 5.00
Expected volatility	128% - 239%	259% - 306%

INVESTVIEW, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2020

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

During the year ended March 31, 2020 our Board of Directors approved the designation of 2,000,000 of the Company’s shares of preferred stock as Series B Cumulative Redeemable Perpetual Preferred Stock (“Series B Preferred Stock”), each with a stated value of $25 per share. Our Series B Preferred Stock holders are entitled to 500 votes per share and are entitled to receive cumulative dividends at the annual rate of 13% per annum of the stated value, equal to $3.25 per annum per share.

During the nine months ended December 31, 2020 we commenced a security offering to sell a total of 2,000,000 units at $25 per unit (“Unit Offering”), such that each unit consisted of: (i) one share of our newly authorized Series B Preferred Stock and (ii) five warrants each exercisable to purchase one share of common stock at an exercise price of $0.10 per warrant share. Each Warrant offered is immediately exercisable on the date of issuance, will expire 5 years from the date of issuance, and its value has been classified as a fair value liability due to the terms of the instrument (see NOTE 7). During the nine months ended December 31, 2020 we sold 55,554 units for gross proceeds of $1,388,850, therefore recorded the issuance of 55,554 shares of Series B Preferred Stock and the grant of 277,770 warrants during the period. Of the gross proceeds, $8,135 was allocated to the warrants and recorded as a derivative liability and $1,380,715 was allocated to the preferred stock ($56 recorded as the par value and $1,380,659 allocated to additional paid in capital). Also in conjunction with the Unit Offering we paid $22,500 of offering costs which was allocated between the preferred stock and warrants. The $22,388 allocated to the preferred stock decreased additional paid in capital due to the underlying instrument being classified as equity and the $112 allocated to the warrants was immediately expensed as offering costs due to the underlying instrument being classified as a fair value liability.

Preferred Stock Dividends

During the nine months ended December 31, 2020 we recorded $97,384 for the cumulative cash dividends due to the shareholders of our Series B Preferred Stock and paid $26,868 of these amounts owing. As a result we recorded $70,516 as a dividend liability on our balance sheet as of December 31, 2020.

Common Stock

During the nine months ended December 31, 2020, we issued 82,000,000 shares of common stock and recognized professional fees of $1,640,000 based on the market value on the day of issuance. We also issued 196,000,000 shares of common stock, valued at $3,794,000 based on the market value on the day of issuance, for services and compensation, which is subject to forfeiture if the employee or contractor is not in good standing at the time the shares are fully vested. Of the $3,794,000 value we recognized $363,120 as an expense during the nine months ended December 31, 2020 and the remaining $3,430,880 will be recognized rateably over the vesting term. In addition, during the nine months ended December 31, 2020, we recognized $990,714 as expense due to the vesting of shares of common stock issued prior to March 31, 2020 and we expect to recognize an additional $733,943 subsequent to December 31, 2020 as we expense the value of the stock over the remaining vesting term.

During the nine months ended December 31, 2020, we repurchased 9,079 shares of our common stock from a third party for $272 and repurchased 106,000,000 shares of our common stock from an entity that owns over 10% of our common stock for $120,000 (see NOTE 5). These shares repurchased were immediately cancelled. Also, during the nine months ended December 31, 2020 we recorded an increase in Additional Paid in Capital of $3,300,000 related to beneficial conversion features on our related party debt (see NOTE 5), recorded an increase in Additional Paid in Capital of $373,832 for accrued payroll forgiven by a member of our senior management team at the time his employment with the Company ended, and recorded an increase in Additional Paid in Capital of $117,805 for contributed capital (see NOTE 5).

During the nine months ended December 31, 2020 we cancelled 200,000,000 shares returned in conjunction with the termination of a Joint Venture Agreement entered into in March of 2019, reducing common stock by $200,000, reducing additional paid in capital by $3,180,000, offset with a reduction in our prepaid asset of $2,428,044 and a reversal of previously recorded expense of $951,956. Also during the nine months ended December 31, 2020 we issued 51,000,000 shares of our common stock to settle $1,375,238 worth of debt and $56,977 worth of accounts payable. The shares were valued at $1,065,900 based on the market value at the time of issuance, therefore we recorded a gain on settlement of debt of $366,315.

INVESTVIEW, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2020

(Unaudited)

As of December 31, 2020 and March 31, 2020, we had 3,237,481,329 and 3,214,490,408 shares of common stock issued and outstanding, respectively.

Warrants

During the nine months ended December 31, 2020 we granted 277,770 warrants in conjunction with our Unit Offering. The warrants are classified as a derivative liability on our balance sheet in accordance with ASC 480, Distinguishing Liabilities from Equity, based on the warrants terms that indicate a fundamental transaction could give rise to an obligation for us to pay cash to our warrant holders (see NOTE 7).

Details of our warrants outstanding as of December 31, 2020 is as follows:

Exercise Price	Warrants Outstanding	Warrants Exercisable	Weighted Average Contractual Life (Years)
$0.10	277,770	277,770	4.59

NOTE 9 – COMMITMENTS AND CONTINGENCIES

Litigation

In the ordinary course of business, we may be, or have been, involved in legal proceedings from time to time. During the nine months ended December 31, 2020 we were not involved in any material legal proceedings.

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

In August 2019 we entered an operating lease for office space in Eatontown, New Jersey (the “Eatontown Lease”) and in September 2019 we entered an operating lease for office space in Kaysville, Utah (the “Kaysville Lease”). We have the option to extend the three year lease term of the Eatontown Lease for a period of one year. In addition, we are obligated to pay twelve monthly installments to cover an annual utility charge of $1.75 per rentable square foot for electric usage within the demised premises. As the lessor has the right to digitally meter and charge us accordingly, these payments were deemed variable and will be expensed as incurred. During the three and nine months ended December 31, 2020 the variable lease costs amounted to $831 and $2,494, respectively. At commencement of the Eatontown Lease, right-of-use assets obtained in exchange for new operating lease liabilities amounted to $110,097. At commencement of the Kaysville Lease, right-of-use assets obtained in exchange for new operating lease liabilities amounted to $21,147. On September 30, 2020, the Kaysville Lease expired and as of October 1, 2020, the Company began leasing the property located in Kaysville on a month to month basis.

Operating lease expense was $11,000 and $43,794 for the three and nine months ended December 31, 2020. Operating cash flows used for the operating leases during the three and nine months ended December 31, 2020 were $12,000 and $44,794. As of December 31, 2020, the weighted average remaining lease term was 1.58 years and the weighted average discount rate was 12%.

INVESTVIEW, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2020

(Unaudited)

Future minimum lease payments under non-cancellable leases as of December 31, 2020 were as follows:

Remainder of 2021	$12,000
2022	48,000
2023	16,000
Total	76,000
Less: Interest	(6,407)
Present value of lease liability	69,593
Operating lease liability, current [1]	(48,000)
Operating lease liability, long term	$21,593

[1] Represents lease payments to be made in the next 12 months

NOTE 11 – SUBSEQUENT EVENTS

Subsequent to December 31, 2020, we paid $58,421 of dividends that were accrued as of December 31, 2020. Also, subsequent to December 31, 2020, we received gross proceeds of $432,475 in connection with our Unit Offering.

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

Business Overview

We are an emerging leader in the financial technology (FINTECH) sector, leveraging the latest innovations in technology for financial education, services and interactive tools. Our family of subsidiaries focus on delivering products that serve individuals around the world. From personal money management, to advancements in blockchain technologies, our companies are forging a path for individuals to take advantage of financial and technical innovations. Following is a description of each of our subsidiaries and their operations, if any.

iGenius, LLC (formerly Kuvera, LLC) and Kuvera France S.A.S. distribute our financial education platform and services that are dedicated to the individual consumer. iGenius and Kuvera France are managed by Chad Garner, President of iGenius, and utilize an affiliate or network marketing model for distribution. In late 2019, early 2020, as COVID 19 was beginning to spread worldwide, the iGenius/Kuvera companies completed a product and bonus plan rebuild and was able to launch these services and create stabilized monthly revenue.

Apex Tek, LLC and SAFETek, LLC, our subsidiaries that sold the APEX package, saw rapid growth during fiscal 2020. Under the program we sold high powered data processing equipment to our customers and they leased the equipment back to us. We began to experience difficulties in sourcing equipment for the program which later revealed itself to be early supply chain issues related to COVID 19. The supply chain, delivery, customs, and lack of human resources caused by global and U.S. lockdowns further caused issues in deploying the equipment. On June 30, 2020, we temporarily discontinued the APEX program to assess the delays, audit the transaction and determine our ability to meet the lease commitments. The assessment took place in July and August and indicated we would not be able to meet the APEX lease obligations and would be in default to the lease holders. In September, our board of directors voted to approve a buyback program wherein all APEX purchasers were offered a 48-month promissory note to ensure a 125% return of their purchase price in exchange for cancellation of the lease and our purchase of all rights and obligations under the lease. The buyback program also ensured all APEX purchasers were able to purchase a protection plan from a third-party provider, wherein each purchaser could protect their initial purchase price and obtain 50% of their APEX purchase price at five years or 100% of the APEX purchase price at ten years. Apex Tek, LLC will discontinue operations while SAFETek LLC will continue to operate and expand its high-speed processing operations.

S.A.F.E. Management, LLC, a Registered Investment Advisor and Commodity Trading Advisor, did not receive the necessary marketing and management required for growth and is currently being reviewed for restructuring and alignment to our future goals.

United Games, LLC, United League, LLC, Investment Tools & Training, LLC, and iGenius Global LTD (formerly Kuvera (N.I.) LTD), have had no operations and will be restructured or eliminated completely as we continue to streamline operations.

Results of Operations

Three Months Ended December 31, 2020 Compared to Three Months Ended December 31, 2019

Revenues

We recorded net revenue of $7,875,038 for the three months ended December 31, 2020, which was an increase of $2,911,427 or 59%, from the prior period net revenue of $4,963,611. The increase can be explained by our $3,646,493 increase in mining revenues earned in the current year as a result of the growth of our cryptocurrency mining operations. This was offset by a decrease in subscription sales of $733,901, which was mostly due to the impact of the Covid-19 pandemic and its overall impact to the economy. Our gross billings increased by 47%, or $2,594,655, to $8,076,529 in the three months ended December 31, 2020, versus $5,481,874 in the three months ended December 31, 2019, also due to the increase in mining operations; however, this was offset by refunds, incentives, credits, chargebacks, and amounts paid to suppliers.

Operating Costs and Expenses

We recorded operating costs and expenses of $9,448,699 for the three months ended December 31, 2020, which was an increase of $2,745,792, or 41%, from the prior period’s operating costs and expenses of $6,702,907. The increase can be explained by the increase in our cost of sales and service of $1,495,234, or 267%, from $560,145 for the three months ended December 31, 2019, to $2,055,379 for the three months ended December 31, 2020 and the increase in our professional fees of $1,372,051, or 289%, from $474,287 for the three months ended December 31, 2019, to $1,846,338. The increase in cost of sales and service was a result of mining costs incurred in the current period as it related to the increase in mining revenue. The increase in professional fees was a result of our issuance of 82,000,000 shares of common stock for professional services valued at $1,640,000 based on the market value on the day of issuance.

Other Income and Expenses

We recorded other income of $3,302,728 for the three months ended December 31, 2020, which was a difference of $5,389,162, or 258%, from the prior period other expense of $2,086,434. The change is due to a gain on debt extinguishment of $4,238,810 recognized in the three months ended December 31, 2020 compared to a gain of $443,907 for the three months ended December 31, 2019, along with a decrease in interest expense from $822,870 in the three months ended December 31, 2020 compared to interest expense of $1,427,433 in the three months ended December 31, 2019. Both were a result of the APEX lease buyback program where all APEX leases were cancelled in exchange for notes.

Nine Months Ended December 31, 2020 Compared to Nine Months Ended December 31, 2019

Revenues

We recorded net revenue of $21,218,191 for the nine months ended December 31, 2020, which was an increase of $1,500,743 or 8%, from the prior period revenue of $19,717,448. The increase can be explained by the $7,482,778 increase in mining revenues offset by the $5,983,224 decrease in subscription sales. We earned $7,863,649 in the current year as a result of our cryptocurrency mining operations versus $380,871 in the prior year. The decrease in subscription sales was due to attrition and an overhaul in the compensation plan of Kuvera (now iGenius) during the third quarter of fiscal year 2019, resulting in a loss of repeat subscription customers at the beginning of the period, coupled with the impact of the Covid-19 pandemic and its overall impact to the economy. Our gross billings increased by 2%, or $474,548, to $22,079,652 in the nine months ended December 31, 2020, versus $21,605,104 in the nine months ended December 31, 2019, mostly due to the increase in mining operations; however, this was offset by refunds, incentives, credits, chargebacks, and amounts paid to suppliers.

Operating Costs and Expenses

We recorded operating costs and expenses of $25,227,633 for the nine months ended December 31, 2020, which was an increase of $872,629, or 4%, from the prior period’s operating costs and expenses of $24,355,004. The increase can be explained by the increase in our cost of sales and services of $3,599,869, or 329%, from $1,092,643 for the nine months ended December 31, 2019, to $4,692,512 for the nine months ended December 31, 2020, and the increase in professional fees of $1,375,578, or 122%, from $1,130,070 for the nine months ended December 31, 2019, to $2,505,648 for the nine months ended December 31, 2020. These increases were offset by the decrease in commissions of $1,456,526, or 13%, from $10,822,072 for the nine months ended December 31, 2019 to $9,365,546 for the nine months ended December 31, 2020 and the decrease in salary and related costs of $2,257,079, or 42%, from $5,433,416 for the nine months ended December 31, 2019 to $3,176,337 for the nine months ended December 31, 2020. The increase in cost of sales and service was a result of mining costs incurred in the current period as it related to the increase in mining revenue. The increase in professional fees was a result of our issuance of 82,000,000 shares of common stock for professional services valued at $1,640,000 based on the market value on the day of issuance. The decrease in commissions was a result of our bonus plans paying out beyond our maximum threshold in the prior period due to certain bonus programs in place, which has since been adjusted to reduce such payouts. For the nine months ended December 31, 2020 commissions as a percent of total net revenue was 44%, versus 55% in the prior period. Lastly, decreases in salary expenses was due to the Company terminating employment agreements during the period.

Other Income and Expenses

We recorded other expense of $359,759 for the nine months ended December 31, 2020, which was a difference of $3,580,557, or 91%, from the prior period other expense of $3,940,313. The change is due to a gain on debt extinguishment of $5,068,747 recognized in the nine months ended December 31, 2020 compared to a gain of $1,725,384 for the nine months ended December 31, 2019. The gain recorded in the current period was a result of the APEX lease buyback program where all APEX leases were cancelled in exchange for notes.

Liquidity and Capital Resources

During the nine months ended December 31, 2020, we incurred a net loss of $4,375,768. However, we were able to generate $1,669,219 in cash through our operating activities. We used this cash, along with $2,054,455 of cash generated from financing activities to fund operations and fund the purchase of $2,306,402 worth of fixed assets. As a result, our cash, cash equivalents, and restricted cash increased by $1,417,272 to $1,554,449 as compared to $137,177 at the beginning of the fiscal year.

As of December 31, 2020, our current liabilities exceeded our current assets equal to a working capital deficit of $4,713,286, which was a decrease from the working capital deficit of $14,123,625 as of March 31, 2020.

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

Our audited consolidated financial statements for the year ended March 31, 2020, state that our historical losses, accumulated deficit, cash balance, and working capital deficit raise substantial doubts about our ability to continue as a going concern. Historically we have relied on increasing revenues and new debt and equity financing to pay for operational expenses and debt as it came due. Going forward, we plan to reduce obligations with cash flow provided by operational growth as we have been, and plan to continue reducing bonus payouts, increasing sources of income and business activities in new sectors, and utilizing our acquired assets to generate positive cash flow and reduce debt. Additionally, we plan to pursue additional debt and equity financing and to find short term capital in arrangements that are partnership based with elements of debt and equity combined.

Critical Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations (Regulation S-X) of the Securities and Exchange Commission (the “SEC”) and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the nine months ended December 31, 2020 are not necessarily indicative of the operating results that may be expected for the year ending March 31, 2021. These unaudited condensed consolidated financial statements should be read in conjunction with the March 31, 2020 consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended March 31, 2020.

Principles of Consolidation

The consolidated financial statements include the accounts of Investview, Inc., and our wholly owned subsidiaries: iGenius, LLC (formerly Kuvera, LLC), Kuvera France S.A.S., Apex Tek, LLC (formerly Razor Data, LLC), SafeTek, LLC (formerly WealthGen Global, LLC), S.A.F.E. Management, LLC, United Games, LLC, United League, LLC, Investment Tools & Training, LLC, and iGenius Global LTD (formerly Kuvera (N.I) LTD). Through March 31, 2019 we had determined that one affiliated entity, Kuvera LATAM S.A.S., which we previously conducted business with, was a variable interest entity and we were the primary beneficiary of the entity’s activities, which, at the time, were similar to those of Kuvera, LLC (now iGenius, LLC). As a result, through March 31, 2019 we had consolidated the accounts of this variable interest entity into the consolidated financial statements. Further, because the Company did not have any ownership interest in this variable interest entity, the Company had allocated the contributed capital in the variable interest entity as a component of noncontrolling interest. As of April 1, 2019 Kuvera LATAM S.A.S. had no operations and ceased to exist, therefore, as of that date, no consolidation of the entity was necessary and we recorded a gain on deconsolidation of $53,739 to eliminate the intercompany account with Kuvera LATAM S.A.S. All intercompany transactions and balances have been eliminated in consolidation.

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

Further, it should be noted that because there is currently no specific definitive guidance under GAAP, or any alternative accounting framework, for the accounting for cryptocurrencies recognized as revenue or held, we have exercised significant judgment in determining the appropriate accounting treatment for our cryptocurrency transactions. In the event authoritative guidance is enacted by the FASB, we may be required to change our policies, which could have an effect on our consolidated financial position and results from operations.

Sale and Leaseback

Through our wholly-owned subsidiary, APEX Tex, LLC, we sold high powered data processing equipment (“APEX”) to our customers and they leased the equipment back to SAFETek, LLC, another of our wholly-owned subsidiaries. We accounted for these transactions under ASC 842-40 where the leaseback has been deemed a sales-type lease due to the lease term generally covering the entire economic life of the equipment and our likelihood to purchase the asset at the end of the lease term. In accordance with ASC 842-40 we recorded the data processing equipment as a fixed asset on our balance sheet and we accounted for the amounts received for the equipment as a financial liability, in other liabilities on our balance sheet. Further, we recognized interest on the financial liability over the term of the lease to ensure the financial liability equates to the total amounts to be paid over the life of the lease.

On June 30, 2020, we temporarily discontinued the APEX program to assess the delays, audit the transaction and determine our ability to meet the lease commitments. The assessment took place in July and August and indicated we would not be able to meet the APEX lease obligations and would be in default to the lease holders. In September, our board of directors voted to approve a buyback program wherein all APEX purchasers were offered a 48-month promissory note to ensure a 125% return of their purchase price in exchange for cancellation of the lease and our purchase of all rights and obligations under the lease. The buyback program also ensured all APEX purchasers were able to purchase a protection plan from a third-party provider, wherein each purchaser could protect their initial purchase price and obtain 50% of their APEX purchase price at five years or 100% of the APEX purchase price at ten years. As a result of the buyback program we were able to enter into notes with third parties totaling $19,149,500 (see NOTE 6) and notes with related parties of $237,720 (see NOTE 5) in exchange for $474,155 worth of customer advances on the APEX leases and $22,889,331 of the net APEX lease liability (see table below). The exchange resulted in a gain on settlement of debt of $117,805 with related parties, recorded as contributed capital (see NOTE 8) and a gain on settlement of debt of $3,858,461 with third parties, recorded on our income statement.

During the nine months ended December 31, 2020 we had the following activity related to our sale and leaseback transactions:

	Total Financial Liability	Contra-Liability	Net Financial Liability	Current [1]	Long Term
Balance as of March 31, 2020	$53,828,000	$(38,535,336)	$15,292,664	$11,407,200	$3,885,464
Proceeds from sales of APEX	5,001,622	-	5,001,622
Interest recorded on financial liability	8,348,378	(8,348,378)	-
Payments made for leased equipment	(2,145,900)	-	(2,145,900)
Interest expense	-	4,740,944	4,740,944
Lease buyback and cancellation	(65,032,101)	42,142,770	(22,889,331)
Balance as of December 31, 2020	$-	$-	$-	$-	$-

[1] Represented lease payments that were to be made in the subsequent 12 months

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

Revenue generated for the nine months ended December 31, 2020 is as follows:

	Subscription Revenue	Mining Revenue	Fee Revenue	Total
Gross billings/receipts	$14,205,328	$7,863,649	$10,675	$22,079,652
Refunds, incentives, credits, and chargebacks	(861,461)	-	-	(861,461)
Net revenue	$13,343,867	$7,863,649	$10,675	$21,218,191

For the nine months ended December 31, 2020 foreign and domestic revenues were approximately $12.6 million and $8.6 million, respectively.

Revenue generated for the nine months ended December 31, 2019 is as follows:

	Subscription Revenue	Mining Revenue	Fee Revenue	Total
Gross billings/receipts	$21,214,747	$380,871	$9,486	$21,605,104
Refunds, incentives, credits, and chargebacks	(1,887,656)	-	-	(1,887,656)
Net revenue	$19,327,091	$380,871	$9,486	$19,717,448

For the nine months ended December 31, 2019 foreign and domestic revenues were approximately $18.2 million and $1.5 million, respectively.

Revenue generated for the three months ended December 31, 2020 is as follows:

	Subscription Revenue	Mining Revenue	Fee Revenue	Total
Gross billings/receipts	$4,046,213	$4,027,364	$2,952	$8,076,529
Refunds, incentives, credits, and chargebacks	(201,491)	-	-	(201,491)
Net revenue	$3,844,722	$4,027,364	$2,952	$7,875,038

For the three months ended December 31, 2020 foreign and domestic revenues were approximately $7.4 million and $433,000, respectively.

Revenue generated for the three months ended December 31, 2019 is as follows:

	Subscription Revenue	Mining Revenue	Fee Revenue	Total
Gross billings/receipts	$5,096,886	$380,871	$4,117	$5,481,874
Refunds, incentives, credits, and chargebacks	(518,263)	-	-	(518,263)
Net revenue	$4,578,623	$380,871	$4,117	$4,963,611

For the three months ended December 31, 2019 foreign and domestic revenues were approximately $4.3 million and $637,000, respectively.

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

Changes in Internal Controls

There were no changes in our internal controls over financial reporting during the fiscal quarter ended December 31, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1.A – RISK FACTORS

N/A

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On November 12, 2020 we issued an aggregate of 82,000,000 shares to three individuals for services and an aggregate of 48,000,000 shares to two individuals for cancelation of $1,375,238 of outstanding debt. On December 4, 2020 we issued 3,000,000 shares as a portion of the settlement of a dispute with a vendor.

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

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 – MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5 – OTHER INFORMATION

None.

ITEM 6 – EXHIBITS

The following exhibits are filed as a part of this report:

Exhibit Number*	Title of Document	Location

Item 10	Material Contracts

10.66	Amended and Restated Securities Purchase Agreement dated November 9, 2020	Incorporated by reference to the Current Report on form 8K filed on November 13, 2020
10.67	Convertible Promissory Note dated November 9, 2020	Incorporated by reference to the Current Report on form 8K filed on November 13, 2020
10.68	Amended and Restated Convertible Secured Promissory Note in the Amount of $1,300,000 dated November 9, 2020 (originally dated April 27, 2020)	Incorporated by reference to the Current Report on form 8K filed on November 13, 2020
10.69	Amended and Restated Convertible Secured Promissory Note in the Amount of $700,000 dated November 9, 2020 (originally dated May 27, 2020)	Incorporated by reference to the Current Report on form 8K filed on November 13, 2020
10.70	First Amendment to Investor Rights Agreement of April 27, 2020, dated November 9, 2020	Incorporated by reference to the Current Report on form 8K filed on November 13, 2020
10.71	First Amendment to Voting Agreement of April 27, 2020, dated November 9, 2020	Incorporated by reference to the Current Report on form 8K filed on November 13, 2020
10.72	Guaranty and Collateral Agreement dated May 15, 2020	Incorporated by reference to the Current Report on form 8K filed on November 13, 2020
10.73	Cover Letter and Restricted Shares Award Agreement for Joseph Cammarata	Incorporated by reference to the Current Report on form 8K filed on November 13, 2020
10.74	Cover Letter and Restricted Shares Award Agreement for David Rothrock	Incorporated by reference to the Current Report on form 8K filed on November 13, 2020
10.75	Cover Letter and Restricted Shares Award Agreement for James Bell	Incorporated by reference to the Current Report on form 8K filed on November 13, 2020

Exhibit Number	Title of Document	Location

10.76	Cover Letter and Restricted Shares Award Agreement Annette Raynor	Incorporated by reference to the Current Report on form 8K filed on November 13, 2020
10.77	Cover Letter and Restricted Shares Award Agreement for Mario Romano	Incorporated by reference to the Current Report on form 8K filed on November 13, 2020
10.78	Joinder Agreement dated December 23, 2020	Incorporated by reference to the Current Report on form 8K filed on December 31, 2020

10.79	Promissory Note in the amount of $1,000,000 with Joe Cammarata, dated January 30, 2020, First Amendment to the $1,000,000 Promissory Note dated January 31, 2020 and Second Amendment to the $1,000,000 Promissory Note dated January 30, 2021	This filing.

Item 31	Rule 13a-14(a)/15d-14(a) Certifications

31.01	Certification of Principal Executive Officer Pursuant to Rule 13a-14	This filing.

31.02	Certification of Principal Financial Officer Pursuant to Rule 13a-14	This filing.

Item 32	Section 1350 Certifications

32.01	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	This filing.

32.02	Certification of Acting Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	This filing.

Item 101***	Interactive Data File

101.INS	XBRL Instance Document	This filing.

101.SCH	XBRL Taxonomy Extension Schema	This filing.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase	This filing.

101.DEF	XBRL Taxonomy Extension Definition Linkbase	This filing.

101.LAB	XBRL Taxonomy Extension Label Linkbase	This filing.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase	This filing.

*	All exhibits are numbered with the number preceding the decimal indicating the applicable SEC reference number in Item 601 and the number following the decimal indicating the sequence of the particular document. Omitted numbers in the sequence refer to documents previously filed as an exhibit.

**	Identifies each management contract or compensatory plan or arrangement required to be filed as an exhibit as required by Item 15(a)(3) of Form 10-K.

***	Users of this data are advised that, pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or Annual Report for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Exchange Act of 1934 and otherwise are not subject to liability.

SIGNATURE PAGE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

INVESTVIEW, INC.

Dated: February 16, 2021	By:	/s/ Joseph Cammarata
Joseph Cammarata
Chief Executive Officer
(Principal Executive Officer)

Dated: February 16, 2021	By:	/s/ Jayme L. McWidener
Jayme L. McWidener
Chief Financial Officer
(Principal Financial Officer and Accounting Officer)

