Form 10-K
period 2021-03-31
Investview, Inc.
filed 2021-06-29
CIK 862651

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED

March 31, 2021

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
Emerging growth company [ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. [  ]

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act) Yes [  ] No [X]

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. As of June 23, 2021, there were 2,993,981,329 shares of common stock par value $0.001 per share, outstanding.

Documents incorporated by reference: NONE

INVESTVIEW, INC.

2021 FORM 10-K ANNUAL REPORT

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

The following factors are among those that may cause actual results to differ materially from our forward-looking statements:

●	noncompliance by our independent distributors with applicable legal requirements or our policies and procedures;
●	potential adverse effects on our business and stock price due to ineffective internal controls over financial reporting;
●	the impact of the COVID-19 pandemic on our business, employees, members, operating results, and ability to obtain additional funding;
●	inability to manage financial reporting and internal control systems and processes;
●	inability to directly provide oversight and direction to our independent distributors;
●	inability to manage existing markets, open new international markets, or expand our operations;
●	inability of new products to gain distributor or market acceptance;
●	inability to execute our product launch process due to increased pressure on our supply chain, information systems, and management;
●	disruptions in our information technology systems;
●	inability to protect against cybersecurity risks and to maintain the integrity of data;
●	international trade or foreign exchange restrictions, increased tariffs, and foreign currency exchange fluctuations;
●	deterioration of global economic conditions;
●	inability to raise additional capital if needed;
●	inability to retain independent distributors or to attract new independent distributors on an ongoing basis;
●	government regulations on direct selling activities in our various markets prohibiting or severely restricting our business;
●	unfavorable publicity on our business or products;
●	a finding that our direct selling program is not in compliance with current or newly adopted laws or regulations in various markets;
●	expensive and time-consuming legal proceedings;
●	potential for investigatory and enforcement action by the federal and state regulatory authorities;
●	failure to comply with anti-corruption laws;
●	inability to build and integrate our management team;
●	loss of, or inability to attract, key personnel;
●	unexpected tax or other assessments relating to the activity of our independent distributors;
●	economic, political, foreign exchange, and other risks associated with international operations; and
●	volatility of the market price of our common stock.

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

On February 28, 2018, we filed a name change for Wealth Generators LLC to Kuvera LLC (“Kuvera”), which did not affect the company’s tax and federal identification.

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

On December 30, 2018, our wholly owned subsidiary S.A.F.E. Management, LLC received its registration and disclosure approval from the National Futures Association. S.A.F.E. Management, LLC is now a New Jersey State Registered Investment Adviser, Commodities Trading Advisor, Commodity Pool Operator, and approved for over-the-counter FOREX advisory services.

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

On March 18, 2019, we established Investview Financial Group Holdings, LLC and Investview MTS, LLC as wholly owned subsidiaries of Investview, Inc. To date the subsidiaries have had no operations.

Overview

Investview is a publicly traded diversified financial technology company with the symbol OTCQB:INVU. Investview operates through its family of wholly owned subsidiaries to provide dynamic financial education, diversified investment tools, global market research, self-directed brokerage services, institutional trade execution services, innovative advisory services (RIA, CTA), codeless algorithmic trading technologies, crypto mining, optimization, and repair solutions, and adaptive blockchain technologies.

Investview, under the leadership of CEO Joseph Cammarata, has spent the majority of fiscal 2021 establishing the company as a FINTECH provider of services. The Company’s objective is to provide a suite of offerings that advance financial technology initiatives in the personal finance, global markets, high speed processing and decentralized finance.

Our largest subsidiary is iGenius, LLC (formerly known as Kuvera, LLC), which delivers financial education, technology and research to individuals, as well as cryptocurrency packages, through a subscription-based multi-level marketing model. iGenius, LLC provides research, education, and investment tools designed to assist the self-directed investor in successfully navigating the financial markets. These services include research, trade alerts, and live trading rooms that include instruction in equities, options, FOREX, ETFs, binary options, crowdfunding and cryptocurrency sector education. In addition to trading tools and research, we also offer full education and software applications to assist the individual in debt reduction, increased savings, budgeting, and proper tax management. Each product subscription includes a core set of trading tools and research along with the personal finance management suite to provide an individual with complete access to the information necessary to cultivate and manage their financial situation. iGenius operations are located at Salt Lake City, Utah and more information can be found at igeniusglobal.com.

Kuvera France S.A.S. was our entity in France and iGenius Global LTD is our entity in Northern Ireland. These entities were responsible for distributing our products and services throughout the European Union. Kuvera France S.A.S. was closed in June of 2021.

S.A.F.E. Management, LLC is a Registered Investment Adviser and Commodity Trading Adviser that has been established to deliver automated trading strategies to individuals who find they lack the time to trade for themselves. SAFE is committed to bringing innovative trade methodologies, strategies and algorithms for all worldwide financial markets. SAFE Management is a state registered investment adviser and Commodity Trading Advisor with operations are located in our Eatontown, New Jersey Corporate Finance location. More information regarding S.A.F.E. Management, LLC can be found at safeadvglobal.com. SAFE Management will be joining the Investview Financial Group Holdings companies as we finalize the acquisition of SSA Technologies and MPower.

SAFETek, LLC operates in the high-speed processing computing space and utilizes net generation processing technologies to focus on artificial intelligence, data mining and blockchain technologies. SAFETek, LLC’s processing operation can be used for any of the following intense processing activities: protein folding, CGI rendering, Game Streaming, Machine & Deep Learning, Mining, Independent Financial Verification, and general high-speed computing. Key trending markets for Data Computation include Internet of Things, Smart Homes, smart cities, smart devices, Artificial Intelligence, blockchain technology, Virtual Reality, 3D animation, and health technology data to name a few. SAFETek has deployed a large-scale processing operation that is currently dedicated to high speed BTC mining operations. SAFETek has recently established a Texas based research, development and repair facility dedicated to repairing, improving and refurbishing high speed mining processors.

Apex Tek, LLC was the entity responsible for sales of the APEX program. Launched in September 2019, the APEX product pack included hardware, firmware, software and insurance that was purchased and then leased to SAFETek, LLC. We have currently ceased selling the APEX package and bought back all leases associated with the business.

United Games, LLC, United League, LLC, Investment Tools & Training, LLC, Investview Financial Group Holdings, LLC, and Investview MTS, LLC, have had no operations and will be restructured, eliminated, or used in conjunction with our anticipated acquisitions, as we continue to streamline and grow our operations.

Government Regulation

We have historically positioned the company as a knowledge provider and educator that seeks to augment a user’s informed decision-making process, rather than to act as a conductor of investment decisions or a representative of investment services. As such, most of our activities do not fall within the scope of securities industry regulation. Most of our products and services also do not require that any representative distributing our services conduct themselves as an investment advisor or broker. However, our subsidiary S.A.F.E. Management, LLC, recently received its registration and disclosure approval from the National Futures Association. S.A.F.E. Management, LLC is now a New Jersey State Registered Investment Adviser (“RIA”), Commodities Trading Advisor (“CTA”), and Commodity Pool Operator registered with the U.S. Commodity Futures Trading Commission (“CFTC”) and is approved by the CFTC for over-the-counter FOREX advisory services. As a New Jersey-registered RIA, we are required to comply with the laws and regulations of those states in which we have the requisite number of customers governing the activities of investment advisers and the fees they can charge, as well as certain provisions of the Investment Adviser Act of 1940. As a CFTC registered CTA, Commodity Pool Operator, and FOREX adviser, we are required to comply with federal law and CFTC rules regulating those activities.

We have established these registrations and the advisory structure to offer automated trade execution, which is managed by S.A.F.E. Management, LLC, in its capacity as an RIA, for equities and equity options and in its capacity as a CTA for commodities, futures, and OTC Forex. In addition, SAFE provides traditional advisory services for clients who do not wish to trade for themselves. Automation of trades is only available through S.A.F.E. Management. No additional approvals are required for any of our current business activities. The cost of maintaining this additional regulated entity could have a material adverse effect on our business.

We are subject to government regulation in connection with securities laws and regulations applicable to all publicly owned companies as well as laws and regulations applicable to businesses generally. We are also increasingly subject to governmental regulation and legislation specifically targeting Internet companies, such as privacy regulations adopted at the local, state, national and international levels and taxes levied at the state level. Due to the increasing use of the internet, enforcement of existing laws, such as consumer protection regulations, in connection with web-based activities has become more aggressive, and it is expected that new laws and regulations will continue to be enacted at the local, state, national, and international levels. Such existing and new legislation, alone or combined with increasingly aggressive enforcement of existing laws, could have a material adverse effect on our future operating performance and business.

Employees

As of June 23, 2020, we had 25 employees.

Internet Address

Additional information concerning our business can be found on our website at www.investview.com for the most up-to-date corporate financial information, presentation announcements, transcripts, and archives. Information regarding our products and services offered by our wholly owned subsidiary, iGenius LLC, may be found at www.igeniusglobal.com. SAFE Management LLC services can be viewed at www.safeadvglobal.com. SAFETek LLC information is available at www.safeteksolutions.com. Web site links provided in may change in the future. We make available free of charge on our website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports, as soon as reasonably practicable after we electronically file such material with or furnish it to the Securities and Exchange Commission.

Item 1A. Risk Factors

Investors should carefully consider the following material risk factors as well as all other information set forth or referred to in this report before purchasing shares of our preferred or common stock. Investing in our preferred or common stock involves a high degree of risk. We believe all material risk factors have been presented below. If any of the following events or outcomes actually occur, our business operating results and financial condition would likely suffer. As a result, the trading price of our common stock could decline, and investors may lose all or part of the money paid to purchase our common stock.

Risks Related to our Business

We have a limited operating history and, therefore, there is an elevated risk of potential business failure unless we can overcome the various obstacles inherent to an early-stage business.

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

Our operations and financial condition have been adversely impacted by the COVID-19 pandemic and that may continue.

In December 2019, a strain of novel coronavirus, or COVID-19, was first reported in Wuhan, China, resulting in thousands of confirmed cases of the disease in China. By January, the Chinese government implemented a quarantine protocol for Wuhan and implemented other restrictions for other major Chinese cities, including mandatory business closures, social distancing measures, and various travel restrictions, all of which have subsequently been adopted in countries throughout the world. On March 11, 2020, as COVID-19 spread outside of China, the World Health Organization designated the outbreak as a global pandemic. This continued pandemic could affect our business, employees, operating results, ability to obtain additional funding, product development programs, research and development programs, suppliers and third-party manufacturers. To date the interrupted supply chains, lockdowns, and inability to deploy equipment to operations have had a significant negative effect on our SAFETek mining operations and that may continue.

We anticipate that COVID-19 and the prolonged public health crisis may negatively impact our financial condition and operating results; however, given the evolving health, economic, social, and governmental environments, the breadth and duration of the impact remains uncertain. Given the dynamic nature of these circumstances, the duration of any business disruption or potential impact to our business resulting from the COVID-19 coronavirus is difficult to predict and may increase our costs or expenses.

SAFETek LLC suffered supply chain issues and significant delays in establishing mining operations due to the COVID-19 pandemic. The supply chain issues caused the failure of the APEX program administered by APEXTek LLC who could not sustain operations. iGenius suffered the loss of all in-person marketing activities but pivoted to on-line marketing and zoom presentations which limited the impact to iGenius sales. iGenius (formerly Kuvera LLC) completed a full rebrand in the fourth quarter in alignment with the Company’s objectives to structure itself as a FINTECH leader.

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

In recent years, there has been significant litigation in the United States involving patents and other intellectual property rights. In particular, there has been an increase in the filing of suits alleging infringement of intellectual property rights, which pressure defendants into entering settlement arrangements quickly to dispose of such suits, regardless of their merits. Other companies or individuals may allege that we infringe on their intellectual property rights. Litigation, particularly in the area of intellectual property rights, is costly and the outcome is inherently uncertain. In the event of an adverse result, we could be liable for substantial damages, and we may be forced to discontinue our use of the subject matter in question or obtain a license to use those rights or develop non-infringing alternatives.

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

Although we have implemented various security mechanisms, our business is vulnerable to computer viruses, physical or electronic break-ins, and similar disruptions, which could lead to interruptions, delays, or loss of data. For instance, because a portion of our revenue is based on individuals using credit cards to purchase subscriptions over the Internet and a portion from advertisers that seek to encourage people to use the Internet to purchase goods or services, our business could be adversely affected by these break-ins or disruptions. Additionally, our operations depend on our ability to protect systems against damage from fire, earthquakes, power loss, telecommunications failure, and other events beyond our control. Moreover, our website may experience slower response times or other problems for a variety of reasons, including hardware and communication line capacity restraints, software failures, or significant increases in traffic when there have been important business or financial news stories. These strains on our systems could cause customer dissatisfaction and could discourage visitors from becoming paying subscribers. Our websites could experience disruptions or interruptions in service due to the failure or delay in the transmission or receipt of information from us. These types of occurrences could cause users to perceive our website and technology solutions as not functioning properly and cause them to use other methods or services of our competitors. Any disruption resulting from these actions may harm our business and may be expensive to remedy, may not be fully covered by our insurance, could damage our reputation, and discourage new and existing users from using our products and services. Any disruptions could increase costs and make profitability even more difficult to achieve.

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

We accept, disburse, and hold cryptocurrencies, which may subject us to exchange risk and additional tax and regulatory requirements.

We accept cryptocurrencies as a form of payment and satisfy liabilities by issuing cryptocurrencies. Cryptocurrencies are not considered legal tender or backed by any government and have experienced significant price volatility, technological glitches, and various law enforcement and regulatory interventions. If we fail to comply with regulations or prohibitions applicable to us, we could face regulatory or other enforcement actions and potential fines and other consequences. We also hold cryptocurrencies directly, subjecting us to exchange rate risk as well as the risk that regulatory or other developments and the recent price volatility may adversely affect the value of the cryptocurrencies we hold. The uncertainties regarding legal and regulatory requirements relating to cryptocurrencies or transactions using cryptocurrencies, as well as potential accounting and tax issues or other requirements relating to cryptocurrencies, could have a material adverse effect on our business.

Climate change, and the regulatory and legislative developments related to climate change, may materially adversely affect our business and financial condition.

The impacts of climate change may materially and adversely impact the cost, production and financial performance of our operations. Further, any impacts to our business and financial condition as a result of climate change are likely to occur over a sustained period of time and are therefore difficult to quantify with any degree of specificity. For example, extreme weather events may result in adverse physical effects on portions of our infrastructure, which could disrupt our supply chain and ultimately our business operations. In addition, disruption of transportation and distribution systems could result in reduced operational efficiency and customer service interruption. Climate related events have the potential to disrupt our business, including the business of our customers, and may cause us to experience higher attrition, losses and additional costs to resume operations.

In addition, a number of governments or governmental bodies have introduced or are contemplating legislative and regulatory changes in response to various climate change interest groups and the potential impact of climate change. Given the significant amount of electrical power required to operate cryptocurrency miners, as well the environmental impact of mining for metals used in the production of mining servers, the cryptocurrency mining industry may become a target for future environmental and energy regulation. Legislation and increased regulation regarding climate change could impose significant costs on us and our suppliers, including costs related to increased energy requirements, capital equipment, environmental monitoring and reporting, and other costs to comply with such regulations. Any future climate change regulations could also negatively impact our ability to compete with companies situated in areas not subject to such limitations. Given the political significance and uncertainty around the impact of climate change and how it should be addressed, we cannot predict how legislation and regulation will affect our financial condition, operating performance and ability to compete. Furthermore, even without such regulation, increased awareness and any adverse publicity in the global marketplace about potential impacts on climate change by us or other companies in our industry could harm our reputation. Any of the foregoing could result in a material adverse effect on our business and financial condition.

Our business could be negatively affected if we are required to defend allegations that our direct selling activities are fraudulent or deceptive schemes, are against public interest, or are the sale of unregistered securities.

Direct selling activities are regulated by the FTC, as well as various federal, state, and local governmental agencies in the United States and foreign countries. These laws and regulations are generally intended to prevent fraudulent or deceptive schemes, often referred to as “pyramid” schemes, which compensate participants primarily for recruiting additional participants without significant emphasis on product sales. Regulators may take the position that some or all of our products are deemed to be securities, the sale of which has not been registered. The laws and regulations governing direct selling are modified from time to time. This may require us to make changes to our business model or our compensation plan and could have a material adverse effect on our business and results of operations and financial condition.

Our independent distributors could fail to comply with applicable legal requirements or our distributor policies and procedures, which could result in claims against us that could harm our business.

Our independent distributors are independent contractors and, accordingly, we are not in a position to directly provide the same oversight and direction as we could if they were our employees. As a result, we cannot assure that our independent distributors will comply with applicable laws or regulations or our distributor policies and procedures.

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

Our current products and other products and services that we may develop in the future will be based on proprietary software and customer-specific data that we protect by routine measures such as password protection, confidentiality and nondisclosure agreements with employees, and similar measures. Any unauthorized access to our software or data could materially disrupt our business and result in financial loss and damages to our business and reputation.

Risks Related to Our Common Stock

We have a history of operating losses and may report future losses that could cause our stock price to decline.

For the operating period since inception through March 31, 2021, we have reported an accumulated deficit of $46,038,271. We reported net income of $565,793 for the year ended March 31, 2021, and a net income from operations of $774,389. We cannot be certain whether we will continue to be profitable. Also, any economic weakness or global recession may limit our ability to market our products. Any of these factors could cause our stock price to decline and result in investors losing a portion or all of their investment.

We may need to raise additional capital. If we are unable to raise additional capital, our business may fail.

If we find that we need, but are unable, to obtain adequate additional financing, we may not be able to successfully market and sell our products and our business operations will most likely be discontinued. To secure additional financing, we may need to borrow money or sell more securities. Under these circumstances, we may be unable to secure additional financing on favorable terms or at all. Selling additional stock, either privately or publicly, would dilute the equity interests of our stockholders. If we borrow money, we will have to pay interest and may also have to agree to restrictions that limit our operating flexibility. If we are unable to obtain adequate financing, we may have to curtail business operations, which would have a material negative effect on operating results and most likely result in a lower stock price.

Our common stock price has been and may continue to be extremely volatile.

Our common stock has closed as low as $0.015 per share and as high as $0.424 per share during the most recent fiscal year. We believe this volatility may be caused, in part, by variations in our quarterly operating results, delays in development of our technologies, changes in market valuations of similar companies, and the volume of our stock in the market.

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

Our stockholders may not recoup all or any portion of their investment upon our dissolution.

In the event of a liquidation, dissolution, or winding-up of our company, whether voluntary or involuntary, our net remaining proceeds and/or assets, after paying all of our debts and liabilities, will be distributed to the holders of common stock on a pro-rata basis. We cannot assure that we will have available assets to pay to the holders of common stock any amounts upon such a liquidation, dissolution, or winding-up of our company. In this event, our stockholders could lose some or all of their investment.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our corporate headquarters are located at 234 Industrial Way West, Ste A202, Eatontown, New Jersey 07724 and are being leased under a three-year lease agreement that will expire in June 2022. Our iGenius LLC headquarters are located at 459 North 300 West, #15, Kaysville, Utah 84037 and is on a month-to-month lease.

Item 3. Legal Proceedings

In the ordinary course of business, we may be or have been involved in legal proceedings from time to time; however, we do not anticipate that the outcome of such matters and disputes will materially affect our financial statements.

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

As of June 23, 2020, we had approximately 699 stockholders of record of our common stock and 2,993,981,329 shares of common stock issued and outstanding.

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

Recent Sales of Unregistered Securities

In June of 2021 we issued 4,000,000 and 6,500,000 shares of common stock to two different employees for services and compensation, which vest over time and are subject to forfeiture if the employee is not in good standing at the time each vesting date passes. We also issued 1,000,000 shares of common stock for services to an outside consultant.

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

Item 6. [Reserved]

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

Plan of Operations

During the period from April 1, 2020, to March 31, 2021, our management team began its global FINTECH plan when COVID-19 caused the shutdown of global marketing and caused significant delays in the establishment of our mining operations. We adjusted for each of the setbacks while continuing to execute its corporate plan for growth which included the strategic partnership with DBR Capital LLC for necessary funding, the establishment of a new Board of Directors, and the acquisition and pending closing of a Broker-Dealer, Registered Investment Advisor and trading tools platform.

Our subsidiaries and their operations, if any, include the following:

●	iGenius LLC, Kuvera France, S.A.S. (through June of 2021 when it was closed), and iGenius Global, LTD distribute our financial education platform and services, as well as cryptocurrency packages, that are dedicated to the individual consumer. The entities utilize an affiliate or direct marketing model for distribution. In late 2019, early 2020, as COVID 19 was beginning to spread worldwide, the Kuvera companies completed a product and bonus plan rebuild and was able to launch these services and create stabilized monthly revenue. We found that COVID-19 negatively impacted our distribution channel as all of our distributors were unable to conduct in person meetings, trainings, or events, however, the distributors pivoted to on-line events, virtual meetings and ultimately stabilized and grew our subscription sales. The compensation plan that was introduced in January of 2020 further drove our operating margins by rewarding growth and retention. This aligns our distributors with our company objectives, and we are attracting seasoned leadership from around the world.

●	ApexTek, LLC and SAFETek, LLC, our subsidiaries that sold the APEX package saw rapid growth during fiscal 2020. Under the program we sold high powered data processing equipment to our customers and they leased the equipment back to us. We began to experience difficulties in sourcing equipment for the program which later revealed itself to be early supply chain issues related to COVID 19. The supply chain, delivery, customs, and lack of human resources caused by global and U.S. lockdowns further caused issues in deploying the equipment. On June 30, 2020, we temporarily discontinued the APEX program to assess the delays, audit the transaction and determine our ability to meet the lease commitments. The assessment took place in July and August and indicated we would not be able to meet the APEX lease obligations and would be in default to the lease holders. In September, our board of directors voted to approve a buyback program wherein all APEX purchasers were offered a 48-month promissory note to ensure a 125% return of their purchase price in exchange for cancellation of the lease and our purchase of all rights and obligations under the lease. The buyback program also ensured all APEX purchasers were able to purchase a protection plan from a third-party provider, wherein each purchaser could protect their initial purchase price and obtain 50% of their APEX purchase price at five years or 100% of the APEX purchase price at ten years. The lease buyback program closed on November 30, 2020, with approximately 99% of the APEX purchasers accepting the offer. Apex Tek, LLC has discontinued operations while SAFETek LLC continues to source, acquire and deploy mining equipment in order to operate and expand its high-speed processing and mining operations.

●	SAFE Management, LLC, a Registered Investment Advisor and Commodity Trading Advisor, did not receive the necessary marketing and management required for growth during the year ended March 31, 2021, however, will become a part of Investview Financial Group Holdings, LLC which will include the newly acquired companies once closing is complete.

●	United Games, United League, and Investment Tools & Training, LLC have had no operations and will be restructured or eliminated completely as we continue to streamline operations.

The Board of Directors, working with senior management, was able to simultaneously begin to implement is strategic FINTECH plan while addressing the effects of the worldwide pandemic on operations. These actions successfully limited the negative impact while establishing the proper foundation for growth.

iGenius worldwide subscription sales and SAFETek mining operations were able to reach historical revenue growth during the fourth quarter of fiscal 2021, paving the way for us to execute on our financial group holding plans for fiscal 2022.

Accomplishments during the period of April 1, 2020 through March 31, 2021 include:

●	April 2020 – Company established the Perpetual Preferred Unit Offering for Series B Preferred Shares with an annual 13% dividend and 5 warrants for common stock exercisable at $0.10. The Offering closed on June 22, 2021. The Company sold 252,192 Perpetual Preferred Units.
●	April 2020 – Company established a multi-part funding arrangement with strategic FINTECH partner – DBR Capital LLC.
●	May 2020 – The Board of Directors is restructured to include Joseph Cammarata, Annette Raynor, Mario Romano, James R. Bell and David B. Rothrock
●	August 2020 – Investview pays first quarterly dividend to Preferred shareholders.
●	August 2020 – Ryan Smith former CEO and Officer of SAFETek retires and Jeremy Roma was removed as President of APEX Tek LLC coinciding with the cancellation of the APEX program.
●	November 2020 – Investview completes three rounds of funding through the DBR Capital agreement
●	December 2020 through March 2021– Investview reports record high monthly mining revenue and increased Bitcoin holdings month over month.
●	January 2021 – Investview unveils iGenius LLC – a full rebrand of Kuvera
●	January 2021 – Investview enters Definitive Marketing and Distribution agreement with Oneiro, N.A. – Developer of the World’s First Adaptive Digital Currency.
●	March 2021 – Investview purchases $1M worth of ndau.

Achievements subsequent to March 31, 2021 are:

●	April 1, 2021 – SAFETek completes migration to new mining operations center achieving reduced operating and energy expenses.
●	May 5, 2021 – Key Shareholders sign voluntary lock-up extensions to April of 2024.
●	May 7, 2021 – Investview enters Acquisition agreement (subject to closing) to acquire SSA Technologies LLC which includes LevelX Capital LLC (broker-dealer), LevelX Advisors LLC (RIA) and Mpower and its powerful Prodigio trading platform.
●	May 18, 2021 – Investview adds an addition $1M of ndau to its holdings.

Results of Operations

Year Ended March 31, 2021, Compared to Year Ended March 31, 2020

Revenues

Revenue, net, increased $14,088,571, or 58%, from $24,183,590 for the year ended March 31, 2020, to $38,272,161 for the year ended March 31, 2021. The increase can be fully explained by a $14.4m increase in our mining revenue from 2020 to 2021, which was due to the growth in our cryptocurrency mining operations. Our gross billings also increased by 55%, or $14,473,802, to $40,703,751 in the year ended March 31, 2021, versus $26,229,949 in the year ended March 31, 2020, which was also due to the growth in our mining operations.

Operating Costs

Operating costs decreased $9,978, or 0%, from $37,507,750 for the year ended March 31, 2020, to $37,497,772 for the year ended March 31, 2021. We saw an increase in our cost of sales and services of $5,083,948, or 203%, from $2,507,071 for the year ended March 31, 2020, to $7,591,019 for the year ended March 31, 2021. This increase was due to the increase in our mining operations and the costs associated with running our mining equipment, which include hosting, electrical, and power costs. We also recorded an increase in professional fees of $1,799,555, or 133%, from $1,356,574 for the year ended March 31, 2020, to $3,156,129 for the year ended March 31, 2021, which was due to our issuance of 82,000,000 shares of common stock for professional services valued at $1,640,000 based on the market value on the day of issuance. The increase was offset by a decrease in our impairment expense of $3,629,658, or 86%, from $4,230,741 for the year ended March 31, 2020 to $601,083 for the year ended March 31, 2021. The large expense in the prior year was due to a long-term license agreement being written off when we discontinued the use of the license, along with the write-off of fixed assets that were abandoned and the write-off of intangible assets we determined were not going to be recoverable. In addition, there was a decrease of $2,226,943 in salary and related costs and a decrease of $1,117,752 in general and administrative costs due to overall cost-cutting measures taken during the year ended March 31, 2021.

Other Income (Expense)

We recorded other expense of $(59,023) for the year ended March 31, 2021, which was a difference of $7,894,625, or 99%, from the prior period other expense of $(7,953,648). The change is due to a larger gain on debt extinguishment ($5,476,549 for the year ended March 31, 2021 compared to $2,018,791 for the year ended March 31, 2020) and less interest expense ($6,647,217 for the year ended March 31, 2021 compared to $10,677,768 for the year ended March 31, 2020) in the current year when compared to the prior year. These changes were due mostly to the restructuring of our debt arrangements and our ability to repay higher interest loans with new funding arrangements that had more favorable terms, along with the APEX lease buyback program which allowed us to cancel our APEX leases in exchange for notes with no interest.

Liquidity and Capital Resources

During the year ended March 31, 2021, we recorded net income of $565,793 compared to a net loss of $21,285,191 recorded for the year ended March 31, 2020. We were able to show income from operations of $774,389 in the current year and generate cash of $6,887,284 through our operating activities. We used this cash from operations and cash generated from financing activities of $2,570,264 to fund the purchase of 2,933,899 worth of fixed assets. As a result, our cash, cash equivalents, and restricted cash increased by $6,524,650 to $6,661,827 as compared to $137,177 at the beginning of the fiscal year.

During the year ended March 31, 2021, we raised $5,893,135 in cash proceeds from related parties, $1,405,300 in cash proceeds from new lending arrangements, and $1,960,325 in cash proceeds from the sale of preferred stock. As of March 31, 2021 we have cash of $5,389,654 and a working capital balance of $2,005,576. Further, subsequent to March 31, 2021 we received gross proceeds of $2,471,875 in connection with our Preferred Unit Offering and plan to continue to increase revenues and decrease expenses to generate income from operations. As of March 31, 2021 our unrestricted cryptocurrency balance was reported at a cost basis of $4,679,256. The fair market value of those holdings, based on the closing market price on March 31, 2021, was $5,978,597.

Critical Accounting Policies

The preparation of our consolidated financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and judgments that affect our reported assets, liabilities, revenues, and expenses, and the disclosure of contingent assets and liabilities. We base our estimates and judgments on historical experience and on various other assumptions we believe to be reasonable under the circumstances. Future events, however, may differ markedly from our current expectations and assumptions. While there are several significant accounting policies affecting our consolidated financial statements; we believe the following critical accounting policies involves the most complex, difficult, and subjective estimates and judgments.

Basis of Accounting

Our policy is to prepare our financial statements on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America.

Principles of Consolidation

The consolidated financial statements include the accounts of Investview, Inc., and our wholly owned subsidiaries: iGenius, LLC (formerly Kuvera, LLC), Kuvera France S.A.S., Apex Tek, LLC (formerly Razor Data, LLC), SAFETek, LLC (formerly WealthGen Global, LLC), S.A.F.E. Management, LLC, United Games, LLC, United League, LLC, Investment Tools & Training, LLC, iGenius Global LTD (formerly Kuvera (N.I.) LTD), Investview Financial Group Holdings, LLC and Investview MTS, LLC. Through March 31, 2019 we had determined that one affiliated entity, Kuvera LATAM S.A.S., which we previously conducted business with, was a variable interest entity and we were the primary beneficiary of the entity’s activities, which, at the time, were similar to those of Kuvera, LLC (now iGenius, LLC). As a result, through March 31, 2019 we had consolidated the accounts of this variable interest entity into the consolidated financial statements. Further, because the Company did not have any ownership interest in this variable interest entity, the Company had allocated the contributed capital in the variable interest entity as a component of noncontrolling interest. As of April 1, 2019, Kuvera LATAM S.A.S. had no operations and ceased to exist, therefore, as of that date, no consolidation of the entity was necessary and we recorded a gain on deconsolidation of $53,739 to eliminate the intercompany account with Kuvera LATAM S.A.S. All intercompany transactions and balances have been eliminated in consolidation.

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

Revenue Recognition

Subscription Revenue

The majority of our revenue is generated by subscription sales and payment is received at the time of purchase. We recognize subscription revenue in accordance with ASC 606-10 where revenue is measured based on a consideration specified in a contract with a customer and recognized when we satisfy the performance obligation specified in each contract. Our performance obligation is to provide services over a fixed subscription period; therefore, we recognize revenue ratably over the subscription period and deferred revenue is recorded for the portion of the subscription period subsequent to each reporting date. Additionally, we offer a 10-day trial period to first time subscription customers, during which a full refund can be requested if a customer does not wish to continue with the product. Revenues are deferred during the trial period as collection is not probable until that time has passed. Revenues are presented net of refunds, sales incentives, credits, and known and estimated credit card chargebacks.

Mining Revenue

Through our wholly owned subsidiary, SAFETek, LLC, we leased equipment under a sales-type lease through June of 2020. In June of 2020 we cancelled all leases and purchased all of the rights and obligations under the leases, which included obtaining ownership of all equipment. We use the equipment on blockchain networks to validate and add blocks of transactions to blockchain ledgers (commonly referred to as “mining”). As compensation for mining we are issued fees from processors and/or block rewards that are newly created cryptocurrency units granted to us. Our mining activities constitute our ongoing major and central operations of SAFETek, LLC. Because we do not have contracts, nor do we have customers associated with our mining revenue, we recognize revenue when fees and/or rewards are settled, or ultimately granted to us as a result of our mining activities.

Cryptocurrency Revenue

We generate revenue from the sale of cryptocurrency packages to our customers through an arrangement with third-party suppliers. The various packages include different amounts of coin with differing rates of returns and terms and, in some cases, include a product protection option that allows the purchaser to protect their initial purchase price. The protection allows the purchaser to obtain 50% of their purchase price at five years or 100% of their purchase price at ten years. Both the coin and the protection option are delivered by third-party suppliers.

We recognize cryptocurrency revenue in accordance with ASC 606-10 where revenue is measured based on a consideration specified in a contract with a customer and recognized when we satisfy the performance obligation specified in each contract. Our performance obligation is to arrange for the third-parties to provide coin and protection (if applicable) to our customers and payment is received from our customers at the time of order placement. All customers are given two weeks to request a refund, therefore we record a customer advance on our balance sheet upon receipt of payment. After the two weeks have passed from order placement, we request our third-party suppliers to deliver coin and protection (if applicable), at which time we recognize revenue and the amounts due to our suppliers on our books.

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

Revenue generated for the year ended March 31, 2021, was as follows:

	Subscription Revenue	Cryptocurrency Revenue	Mining Revenue	Fee Revenue	Total
Gross billings/receipts	$22,612,850	$1,877,186	$16,201,008	$12,707	$40,703,751
Refunds, incentives, credits, and chargebacks	(1,319,266)	-	-	-	(1,319,266)
Amounts paid to supplier	-	(1,112,324)	-	-	(1,112,324)
Net revenue	$21,293,584	$764,862	$16,201,008	$12,707	$38,272,161

Foreign revenues for the year ended March 31, 2021 were approximately $20.3 million while domestic revenue for the year ended March 31, 2021 was approximately $18.0 million.

Revenue generated for the year ended March 31, 2020 was as follows:

	Subscription Revenue	Cryptocurrency Revenue	Mining Revenue	Fee Revenue	Total
Gross billings/receipts	$24,471,532	$-	$1,745,138	$13,279	$26,229,949
Refunds, incentives, credits, and chargebacks	(2,046,359)	-	-	-	(2,046,359)
Amounts paid to supplier	-	-	-	-	-
Net revenue	$22,425,173	$-	$1,745,138	$13,279	$24,183,590

Foreign revenues for the year ended March 31, 2020 were approximately $21.2 million while domestic revenue for the year ended March 31, 2020 were approximately $3.0 million.

Recent Accounting Pronouncements

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (ASU) No. ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, which simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts on an entity’s own equity. Under current GAAP, there are five accounting models for convertible debt instruments. ASU 2020-06 removes from U.S. GAAP the separation models for (1) convertible debt with a cash conversion feature and (2) convertible instruments with a beneficial conversion feature. As a result, after adopting the ASU’s guidance, entities will not separately present in equity an embedded conversion feature in such debt. Instead, they will account for a convertible debt instrument wholly as debt, and for convertible preferred stock wholly as preferred stock (i.e., as a single unit of account), unless (1) a convertible instrument contains features that require bifurcation as a derivative under ASC 815 or (2) a convertible debt instrument was issued at a substantial premium. Additionally, for convertible debt instruments with substantial premiums accounted for as paid-in capital, the FASB decided to add disclosures about (1) the fair value amount and the level of fair value hierarchy of the entire instrument for public business entities and (2) the premium amount recorded as paid-in capital. ASU 2020-06 will be effective for public business entities that meet the definition of a Securities and Exchange Commission (SEC) filer, excluding entities eligible to be smaller reporting companies as defined by the SEC, for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The Company is currently evaluating the potential impact of the adoption of this accounting pronouncement to its financial statements.

We have noted no other recently issued accounting pronouncements that we have not yet adopted that we believe are applicable or would have a material impact on our financial statements.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, revenues, and results of operations, liquidity, or capital expenditures.

Trends, Risks, and Uncertainties

We have sought to identify what we believe to be the most significant risks to our business, but we cannot predict whether, or to what extent, any of such risks may be realized nor can we guarantee that we have identified all possible risks that might arise. Investors should carefully consider all such risk factors before making an investment decision with respect to our common stock.

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

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that material information required to be disclosed in our periodic reports filed under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to ensure that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer as appropriate, to allow timely decisions regarding required disclosure. We carried out an evaluation, under the supervision and with the participation of our management, including the principal executive officer and the principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13(a)-15(e) under the Exchange Act, as of the end of the period covered by this report. Based on this evaluation management concluded that our disclosure controls and procedures were effective as of March 31, 2021.

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

With the participation of our Chief Executive Officer and Chief Accounting Officer (principal financial officer), our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of March 31, 2021 based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our evaluation management concluded that we maintained effective internal control over financial reporting as of March 31, 2021, based on the COSO framework criteria. Management believes our processes and controls are sufficient to ensure the consolidated financial statements for the year ended March 31, 2021, included in this Annual Report on Form 10-K, were fairly stated in accordance with U.S. GAAP.

Management’s report on internal control over financial reporting was not subject to attestation by our registered public accounting firm pursuant to Securities and Exchange Commission rules that permit us to provide only management’s report in this Annual Report on Form 10-K.

Limitations on Effectiveness of Controls and Procedures

Our management, including our Chief Executive Officer and Chief Accounting Officer (principal financial officer), does not expect that our disclosure controls and procedures or our internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include, but are not limited to, the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Changes in Internal Controls

During the fiscal quarter ended March 31, 2021, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

The following table sets forth certain information with respect to our directors and executive officers:

Name	Age	Position
Joseph Cammarata	46	Chief Executive Officer and Director
Annette Raynor	57	Chief Operations Officer and Director
Mario Romano	55	Director of Finance and Director
David B. Rothrock	56	Director
James Bell	55	Director
Ralph R. Valvano	52	Chief Financial Officer
Jayme L. McWidener	42	Chief Accounting Officer

Joseph Cammarata began his career in the financial industry over 25 years ago at Datech where he pioneered NASDAQ market orders and the “first off”-exchange electronic trading system. While at Datek he developed an internal cross that would eventually become the Island ECN. He then started and orchestrated the growth of Datek Online - which was later sold to Ameritrade. As co-founder and CEO of Sonic Trading he architected the first ECN aggregator and smart routing system that would serve as its core product. Recognized for its innovative query handling, superior market data processing, and all-around reliability, the Sonic system served more than twenty-four institutional clients and broker-dealers before being acquired in 2004 by the Bank of New York. After the acquisition, he served as Managing Director for BNY Brokerage and its spin-off BNY ConvergEx as the head of Electronic Trading and Strategic Planning and Development. In 2010 he started SpeedRoute LLC and Pro Securities ATS LLC. As President and CEO he has launched a broker-dealer routing system, SpeedRoute and an ATS, Pro Securities. SpeedRoute is currently routing for some of the largest banks, broker-dealers and stock exchanges in the United States, currently averaging 2% of the US Exchange volumes and has plans for continued growth across a robust product suite. Speedroute and its affiliates were acquired by OverStock.com in September of 2015 to help drive OverStock.com’s financial technology businesses, leading the push into crypto securities and blockchain settlement systems. Mr. Cammarata served as President of tZERO a Subsidiary of Overstock.com from January 2016 to May of 2018 and remains a director of tZERO. He was founder and CEO of SpeedRoute, LLC from November 2010 to April 2018.

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

David B. Rothrock has extensive executive management, board, and operational expertise in the automobile industry, fintech, financial services, residential and commercial real estate, property management, corporate financing, private equity, utility technology, environmental remediation services, insurance, wine retail operations and distribution, and wealth management. Mr. Rothrock is the chief executive officer of DBR Capital, LLC. Through his key roles as president and chief executive officer of DBR Capital LLC, MPower Trading Systems, Cedar Crest Partners G.P. LLC, and Rothrock Motors Sales, Inc. (a group of franchised automobile dealerships), , which collectively generate over $150 million in annual sales revenue. Mr. Rothrock is an active board member of charitable organizations that support breast cancer research and women’s health and fitness as well as the arts and theater in Lehigh Valley, PA. Mr. Rothrock has a B.S. in Business Management graduating Magna Cum Laude from Widener University and holds a J.D. from the New York Law School with bar admittance to New York, New Jersey, and Pennsylvania.

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

Ralph R. Valvano has over 26 years of global finance and transformation experience in the financial services industry. Mr. Valvano’s prior experience included the positions of CFO/COO of J.C. Flowers Asset Management, part of a $15 billion-dollar private equity firm, Financial Operations and Principal (FinOp) of J.C. Flowers Securities, a FINRA registered broker-dealer, and CFO of Flowers National Bank NA. Prior to that Mr. Valvano held various roles at JPMorgan Chase & Co. and ended his tenure as the Global Investment Bank Management Controller. Mr. Valvano began his career as a financial services auditor for PricewaterhouseCoopers. He earned a BS in Accounting from William Paterson University, a MS in Tax from Fairleigh Dickinson University and obtained his CPA license in 1994.

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

Our directors are elected for a term of one year and until their successors are qualified, nominated, and elected.

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

The board of directors met formally one time during fiscal 2021.

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

Section 16(a) Compliance

Section 16(a) of the Exchange Act requires our directors, executive officers, and persons who own more than 10% of our common stock to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of common stock and other of our equity securities. During the year ended March 31, 2021, our officers, directors, and 10% stockholders made the required filings pursuant to Section 16(a).

Item 11. Executive Compensation

Directors’ Compensation

There was no compensation for our directors, acting in their capacity as directors, during the year ending March 31, 2021.

Executive Officers’ Compensation

The following table sets forth information concerning the annual and long-term compensation earned by or paid to our chief executive officer and to other persons who served as executive officers as, at, or during the fiscal year ended March 31, 2021, or who earned compensation exceeding $100,000 during fiscal year 2021 (the “named executive officers”), for services as executive officers for the last two fiscal years.

Summary Compensation Table

Name and Principal Position	Fiscal Year	Salary	Stock Awards		Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Non-Qualified Deferred Compensation Earnings	All Other Compensation		Total
		($)	($)		($)	($)	($)	($)		($)
Joseph Cammarata	2021	-	133,763	[5]	-	-	-	-		-
Chief Executive Officer and Director	2020	-	570,000	[6]	-	-	-	-		570,000
Annette Raynor [1]	2021	225,000	539,092	[7][8]	-	-	-	82,238	[12]	846,330
Chief Operations Officer and Director	2020	225,000	847,140	[8]	-	-	-	240,360	[13]	1,312,500
Mario Romano [2]	2021	225,000	539,092	[9][10]	-	-	-	82,238	[14]	846,330
Director of Finance and Director	2020	225,000	847,140	[10]	-	-	-	240,360	[15]	812,167
Ryan Smith [3]	2021	93,750	-		-	-	-	15,441	[16]	109,191
Former President of Apex Tek, LLC and former Director	2020	225,000	-		-	-	-	193,995	[17]	418,995
Chad Miller [4]	2021	-	-		-	-	-	15,441	[18]	15,441
Former Director	2020	178,125	-		-	-	-	201,495	[19]	379,620
Jayme L. McWidener	2021	175,000	126,320	[11]				9,000	[20]	310,320
Chief Accounting Officer	2020	84,792	195,379	[11]	-	-	-	4,500	[21]	284,671

[1]	A portion of Ms. Raynor’s compensation was paid to Wealth Engineering LLC, an entity in which she is a 50% owner.
[2]	A portion of Mr. Romano’s compensation was paid to Wealth Engineering LLC, an entity in which he is a 50% owner.
[3]	A portion of Mr. Smith’s compensation was paid to Kays Creek Capital, an entity in which he is an owner.
[4]	A portion of Mr. Miller’s compensation was paid to Kays Creek Capital and MILCO, entities in which he is an owner.
[5]	On 11/9/20, Mr. Cammarata was awarded 50,000,000 shares that vest over three years. The expense related to this issuance is being recognized based the vesting terms which resulted in $133,763 of recognized expense during fiscal year 2021.
[6]	During the fiscal year ending 3/31/20, PB Trade, LLC, an entity owned by Mr. Cammarata, was issued a total of 270,000,000 shares of common stock. 20,000,000 shares were awarded upon the execution of his employment agreement, 62,500,000 were issued as collateral to a $1,000,000 promissory note, and 187,500,000 were issued as an incentive to meet certain performance obligations. Due to the repayment of the $1,000,000 promissory note and the performance obligations not being met, the 62,500,000 and 187,500,000 shares, respectively, were returned to the Company. The fair market value of the 20,000,000 shares awarded upon the execution of Mr. Cammarata’s employment agreement was $570,000 or $0.0285 per share (the per share price on 11/29/19, the date of issuance).
[7]	On 11/9/20, Ms. Raynor was awarded 15,000,000 shares that vest over three years. The expense related to this issuance is being recognized based the vesting terms which resulted in $40,129 of recognized expense during fiscal year 2021.
[8]	On 7/24/19, Wealth Engineering, LLC, an entity owned 50% by Ms. Raynor, was awarded 190,000,000 shares of common stock. In accordance with the agreement one third of the shares vested upon execution of the agreement and the remaining two thirds vest over two years, contingent upon Ms. Raynor and Mr. Romano’s continued employment by the Company. The fair market value of half these shares was $1,501,000 or $0.0158 per share (the per share price on the date of issuance). The expense related to this issuance is being recognized based the vesting terms per the agreement which resulted in $498,963 and $847,140 of recognized expense during fiscal year 2021 and 2020, respectively.
[9]	On 11/9/20, Mr. Romano was awarded 15,000,000 shares that vest over three years. The expense related to this issuance is being recognized based the vesting terms which resulted in $40,129 of recognized expense during fiscal year 2021.

[10]	On 7/24/19, Wealth Engineering, LLC, an entity owned 50% by Mr. Romano, was awarded 190,000,000 shares of common stock. In accordance with the agreement one third of the shares vested upon execution of the agreement and the remaining two thirds vest over two years, contingent upon Ms. Raynor and Mr. Romano’s continued employment by the Company. The fair market value of half these shares was $1,501,000 or $0.0158 per share (the per share price on the date of issuance). The expense related to this issuance is being recognized based the vesting terms per the agreement which resulted in $498,963 and $847,140 of recognized expense during fiscal year 2021 and 2020, respectively.
[11]	On 9/15/19, Jayme McWidener was awarded 20,000,000 shares of common stock as part of her employment agreement. In accordance with the agreement, one third of the shares vested upon execution of the agreement and the remaining two thirds vest over two years, contingent upon Ms. McWidener’s continued employment by the Company. The fair market value of these shares was $380,000 or $0.019 per share (the per share price on the date of issuance). The expense related to this issuance is being recognized based the vesting terms per the agreement which resulted in $126,320 and $195,379 of recognized expense during fiscal year 2021 and 2020, respectively.
[12]	Includes $66,797 in medical reimbursements and $15,441 for fiscal year 2021 revenue under the Founder Revenue Agreements.
[13]	Includes $61,364 in medical reimbursements, $37,770 for fiscal year 2020 revenue under the Founder Revenue Agreements, and $141,226 that was accrued but unpaid under the Founder Revenue Agreements.
[14]	Includes $66,797 in medical reimbursements and $15,441 for fiscal year 2021 revenue under the Founder Revenue Agreements.
[15]	Includes $61,364 in medical reimbursements, $37,770 for fiscal year 2020 revenue under the Founder Revenue Agreements, and $141,226 that was accrued but unpaid under the Founder Revenue Agreements.
[16]	Includes $15,441 for fiscal year 2021 revenue under the Founder Revenue Agreements.
[17]	Includes $15,000 in medical reimbursements and $178,995 that was accrued but unpaid under the Founder Revenue Agreements.
[18]	Includes $15,441 for fiscal year 2021 revenue under the Founder Revenue Agreements.
[19]	Includes $22,500 in medical reimbursements and $178,995 that was accrued but unpaid under the Founder Revenue Agreements.
[20]	Includes $9,000 in medical reimbursements.
[21]	Includes $4,500 in medical reimbursements.

Outstanding Equity Awards at Fiscal Year-End

No stock option awards were exercisable or unexercisable as of March 31, 2021, for any executive officer.

Employee Stock Options

The nonqualified plan adopted in 2007 authorizes 65,000 shares, of which 47,500 have been granted as of March 31, 2021. The qualified plan adopted in October of 2008 authorizes 125,000 shares and was approved by a majority of our shareholders on September 16, 2009. As of March 31, 2021, 42,500 shares have been granted under the 2008 plan. During the year ended March 31, 2020 all previously outstanding options expired and there was no option activity during the year ended March 31, 2021.

The following table summarizes the changes in employee stock options outstanding and the related prices for the shares of our common stock issued to employees under two employee stock option plans:

Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price	Life (years)	Value
Options outstanding at March 31, 2019	35,000	$10.00	0.51	$-
Granted	-	$-
Exercised	-	$-
Canceled / expired	(35,000)	$10.00
Options outstanding at March 31, 2020	-	$-	-	$-
Granted	-	$-
Exercised	-	$-
Canceled / expired	-	$-
Options outstanding at March 31, 2021	-	$-	-	$-
Options exercisable at March 31, 2021	-	$-	-	$-

Stock-based compensation expense in connection with options granted to employees for the year ended March 31, 2021 and 2020, was $0.

Employment Agreements and Revenue Share Agreements

Effective October 1, 2017, the Company entered into Founder Employment Agreements with Annette Raynor, Chief Operating Officer and Mario Romano, Director of Finance and Investor Relations. The terms and covenants in the agreements are the same for each of the founders and have a term of five years that automatically renews for three successive five-year terms unless terminated prior to the 90th day following the expiration of the applicable term. The agreements provide for an annual salary of $225,000 with annual reviews by the board of directors or the designated compensation committee to determine whether an increase in salary is appropriate based on our results of operations, increased activities, or responsibilities of the founder, or such other factors as the board of directors or the designated compensation committee thereof may deem appropriate. In addition, the founders are entitled to receive health fringe benefits that are generally available to our employees.

On September 6, 2019, the Company entered into an Employment Agreement with Jayme McWidener that became effective September 15, 2019, appointing her as Chief Financial Officer of Investview, Inc. The Contract has a term of two years commencing on the effective date and automatically renews for one-year periods for three consecutive years, unless terminated prior to the 90th day following the expiration of the applicable term. Compensation for the position is $175,000 per year plus expenses. Other consideration is 20,000,000 restricted shares of the Company’s common stock vesting over a two-year period with one third vesting upon issuance and one third vesting on each of the next two anniversaries. On June 7, 2021, the Company amended the September 6, 2019 Employment Agreement to appoint Ms. McWidener as Chief Accounting Officer.

On November 29, 2019, an Employment Agreement was entered between the newly appointed Chief Executive Officer, Joseph Cammarata and Investview, Inc. that became effective on December 1, 2019. The contract is for a term of five years and provides a salary compensation of $1 per year, 20,000,000 shares to be issued that will vest immediately, and additional equity awards of up to 250,000,000 shares in four equal increments of 62,500,000 shares each with the first increment to be earned upon the successful capital raise of $5 Million and the balance based on earnings milestones for the “APEX Pack” product line. Additional cash compensation will be provided based on personal sales of the APEX Pack products.

On June 4, 2021, the Company entered into an Employment Agreement with Ralph Valvano to take effect June 7, 2021, appointing him as the Chief Financial Officer of Investview, Inc. The contract has a term of one year commencing on the effective date and automatically renews for one-year periods for four consecutive years, unless terminated. Compensation for the position is $225,000 per year. Other consideration is 6,500,000 restricted shares of the Company’s common stock vesting over a five-year period with 20% vesting upon each annual anniversary of employment.

Item 12. Security Ownership of Certain Beneficial Owners, Management and Related Stockholder Matters

The following table sets forth certain information, as of June 23, 2020, respecting the beneficial ownership of our outstanding common stock by: (i) any holder of more than 5%; (ii) each of the Named Executive Officers and directors; and (iii) our directors and Named Executive Officers as a group, based on 2,993,981,329 shares of common stock outstanding as of June 23, 2021. Except as otherwise indicated, each stockholder listed below has sole voting and investment power over the shares beneficially owned:

Name of Beneficial Owner(1)	Common Stock Beneficially Owned	Percentage of Common Stock(2)
Principal Stockholders:
DBR Capital, LLC	575,428,571	16.12%
Brian McMullin(3)	290,000,000	9.69%
Ryan Smith(4)(5)	214,937,355	7.18%
Chad Miller(4)(6)	214,937,355	7.18%
Joseph Hagan(7)	203,981,945	6.81%
Directors and Officers:
Joseph Cammarata, CEO and Director(8)	147,500,000	4.80%
Annette Raynor, COO and Director(9)(10)	225,728,471	7.54%
Mario Romano, Treasurer and Director(9)(11)	225,728,471	7.54%
David Rothrock, Director (12)	625,428,571	17.52%
James Bell, Director	45,000,000	1.50%
Ralph Valvano, CFO	6,500,000	*
Jayme McWidener, CAO	20,000,000	*
All Officers and Directors as a group (7 persons)(8)(9)(10)(11)(12)	1,295,885,513	35.53%

*	Less than 1%.
(1)	Except as otherwise indicated, the address of each beneficial owner is c/o Investview Inc., 234 Industrial Way West, Ste., A202, Eatontown, NJ 07724
(2)	Applicable percentage ownership is based on 2,993,981,329 shares of common stock outstanding as of June 23, 2021, together with securities exercisable or convertible into shares of common stock within 60 days of that date, for each stockholder.
(3)	Brian McMullen (5348 Vegas Drive #1342, Las Vegas NV 89108) owns 90,000,000 shares through an entity he controls, plus 200,000,000 shares owned personally
(4)	CR Capital Holdings, LLC (459 North 300 West, Unit 15, Kaysville, UT 84037) owns 59,874,710 shares of our common stock. Ryan Smith (1836 West Phillip Street, Kaysville, UT 84037) and Chad Miller (287 North Homestead Lane, Fruit Heights, UT 84037) each own 50% of CR Capital Holdings LLC and, as a result, have voting and dispositive control of these shares.

(5)	In addition to 50% of the 59,874,710 shares owned by CR Capital Holdings, LLC (for 29,937,355 shares beneficially owned), Ryan Smith owns 185,000,000 shares personally.
(6)	In addition to 50% of the 59,874,710 shares owned by CR Capital Holdings, LLC (for 29,937,355 shares beneficially owned), Chad Miller owns 185,000,000 shares personally.
(7)	Joseph Hagan owns 199,683,274 shares through two entities he controls, plus 4,298,671 shares owned personally
(8)	Joseph Cammarata owns 20,000,000 shares through an entity he controls, plus 50,000,000 shares owned personally. He also beneficially owns 77,500,000 shares through a Convertible Note for $1,550,000.
(9)	The members of Wealth Engineering LLC, 745 Hope Road, Eatontown, NJ 07724, own 211,456,942 shares of our common stock. Our officers Mario Romano and Annette Raynor are two of its members. In addition, Mr. Romano is the CEO and Ms. Raynor serves as the COO of Wealth Engineering LLC. Combined Mr. Romano and Ms. Raynor have voting and shared dispositive control of these shares.
(10)	In addition to the 50% of the 211,456,942 shares owned by Wealth Engineering LLC (for 105,728,471 beneficially owned), Ms. Raynor owns 120,000,000 shares personally.
(11)	In addition to the 50% of the 211,456,942 shares owned by Wealth Engineering LLC (for 105,728,471 beneficially owned), Mr. Romano owns 120,000,000 shares personally.
(12)	David Rothrock beneficially owns 471,428,571 shares through Convertible Notes for $3,300,000 issued to DBR Capital, LLC of which Mr. Rothrock is the owner of DBR Capital. Mr. Rothrock beneficially owns 104,000,000 shares upon default of those notes. Mr. Rothrock also owns 50,000,000 shares personally.

No director, executive officer, affiliate, or any owner of record or beneficial owner of more than 5% of any class of our voting securities is a party adverse to us or has a material interest adverse to us.

Equity Compensation Plans

The following table summarizes the equity compensation plans under which our securities may be issued as of March 31, 2020:

Number of Securities
	Number of		Remaining Available
	Securities To Be	Weighted-Average	for Future Issuance under
	Issued upon Exercise of	Exercise Price of	Equity Compensation Plans
	Outstanding Options,	Outstanding Options,	(excluding securities
	Warrants and Rights	Warrants and Rights	reflected in column (a))
Plan Category	(a)	(b)	(c)

Equity compensation plans approved by security holders	—	—	—
Equity compensation plans not approved by security holders	—	—	237,500,000

Item 13. Certain Relationships and Related Transactions, and Director Independence

Our related party payables consisted of the following:

	Year Ended March 31,
	2021	2020
Short-term advances [1]	$-	$876,427
Promissory note entered into on 1/30/20 [2]	-	1,033,333
Convertible Promissory Note entered into on 4/27/20, net of debt discount of $1,179,682 as of March 31, 2021 [3]	120,318	-
Convertible Promissory Note entered into on 5/27/20, net of debt discount of $640,475 as of March 31, 2021 [4]	59,525	-
Convertible Promissory Note entered into on 11/9/20, net of debt discount of $1,246,586 as of March 31, 2021 [5]	53,414	-
Accounts payable – related party [6]	60,000	55,000
Notes for APEX lease buyback [7]	43,000	-
Promissory note entered into on 12/15/20, net of debt discount of $394,162 as of March 31, 2021 [8]	125,838	-
Convertible Promissory Note entered into on 3/30/21, net of debt discount of $1,545,753 as of March 31, 2021 [9]	4,459	-
Total related-party debt	466,554	1,964,760
Less: Current portion	(233,296)	-
Related-party debt, long term	$233,258	$1,964,760

[1]	We periodically receive advances for operating funds from our current majority shareholders and other related parties, including entities that are owned, controlled, or influenced by our owners or management. These advances are due on demand and are unsecured. During the year ended March 31, 2021, we received $2,371,135 in cash proceeds from advances, incurred $76,649 in interest expense on the advances, and repaid related parties $2,830,050. We also extinguished $50,000 of our related party debt by issuing preferred stock and extinguished $122,830 of related party debt with Bitcoin (BTC), therefore we recorded a realized loss on cryptocurrency of $28,670 due to the increase in the value of BTC over time. Additionally, during the year ended March 31, 2021, we entered into a debt conversion agreement with our CEO (see annotation [9] below) to reclass $350,000 worth of advances to a convertible note payable.

[2]	We entered into a $1,000,000 promissory note with Joseph Cammarata, our Chief Executive Officer, on January 30, 2020. The note was collateralized by 62.5 million of our common shares. The term of the note was one year, which was amended on January 30, 2021 to have a due date of February 28, 2021, at which time the principal and interest of 20%, or $200,000 was to be due. During the year ended March 31, 2021 we recognized $166,667 of interest expense on the note and we restructured the debt on March 30, 2021 (see annotation [9] below).

[3]	On April 27, 2020 we received proceeds of $1,300,000 from DBR Capital, LLC, an entity controlled by members of our Board of Directors, and entered into a convertible promissory note. The note is secured by shares held by officers and majority shareholders of the Company. The note bears interest at 20% per annum, payable monthly, and the principal is due and payable on April 27, 2030. Per the original terms of the agreement the note was convertible into common stock at a conversion price of $0.01257 per share, which was amended on November 9, 2020 to reduce the conversion price to $0.007 per share. At inception we recorded a beneficial conversion feature and debt discount of $1,300,000 (see NOTE 7). During the year ended March 31, 2021 we recognized $120,318 of the debt discount into interest expense as well as expensed an additional $241,225 of interest expense on the note, all of which was repaid during the period.

[4]	On May 27, 2020 we received proceeds of $700,000 from DBR Capital, LLC, an entity controlled by members of our Board of Directors, and entered into a convertible promissory note. The note is secured by shares held by officers and majority shareholders of the Company. The note bears interest at 20% per annum, payable monthly, and the principal is due and payable on April 27, 2030. Per the original terms of the agreement the note was convertible into common stock at a conversion price of $0.01257 per share, which was amended on November 9, 2020 to reduce the conversion price to $0.007 per share. At inception we recorded a beneficial conversion feature and debt discount of $700,000 (see NOTE 7). During the year ended March 31, 2021 we recognized $59,525 of the debt discount into interest expense as well as expensed an additional $118,616 of interest expense on the note, all of which was repaid during the period.

[5]	On November 9, 2020 we received proceeds of $1,300,000 from DBR Capital, LLC, an entity controlled by members of our Board of Directors, and entered into a convertible promissory note. The note is secured by shares held by officers and majority shareholders of the Company. The note bears interest at 38.5% per annum, made up of a 25% interest rate per annum and a facility fee of 13.5% per annum, payable monthly beginning February 1, 2021, and the principal is due and payable on April 27, 2030. Per the terms of the agreement the note is convertible into common stock at a conversion price of $0.007 per share. At inception we recorded a beneficial conversion feature and debt discount of $1,300,000 (see NOTE 7). During the year ended March 31, 2021 we recognized $53,414 of the debt discount into interest expense as well as expensed an additional $198,601 of interest expense on the note, all of which was repaid during the period.

[6]	During the year ended March 31, 2021 we paid $55,000 to an accounting firm owned by our Chief Financial Officer to reduce amounts previously owed ($55,000 as of March 31, 2020). We also incurred $68,000 to reimburse DBR Capital, LLC, for amounts paid on our behalf. The entire amount was repaid during the year ended March 31, 2021. Also during the year ended March 31, 2021 we repurchased 106,000,000 shares of our common stock from CR Capital Holdings, LLC, a shareholder that owned over 10% of our outstanding stock, for $120,000 (see NOTE 9). We agreed to pay $10,000 per month for the repurchase, therefore during the year ended March 31, 2021 we repaid $60,000 of the debt.

[7]	During the year ended March 31, 2020 we sold 83 APEX units to related parties for proceeds of $182,720, $100,000 of which was offset against short term advances that has been provided to us. Under the same terms of all other APEX unit sales, the 83 units were to pay out $500 per month for 60 months, resulting in a total amount to be repaid of $2,490,000. During the year ended March 31, 2020 we made 238 lease payments to these related parties, or $119,000, reducing the total amount to be repaid to $2,371,000 as of March 31, 2020. The liability, net of discounts, was presented as part of the total APEX financial liability on the balance sheet at March 31, 2020. During the year ended March 31, 2021 we made $126,100 worth of lease payments to related parties. In September of 2020 we initiated the APEX buyback program and agreed to pay our related parties $237,720 in exchange for all rights and obligations under the APEX lease (see NOTE 2). At the time of the buyback the liability owed to related parties was $355,525, which was equal to a total liability of $2,244,900 offset by a contra-liability of $1,889,375, thus we recorded a gain on the extinguishment of debt of $117,805 as contributed capital (see NOTE 9). After the buyback we repaid our related parties $112,720 in cash and extinguished $82,000 of the amount owed with the issuance of BTC.

[8]	On December 15, 2020 we received proceeds of $154,000 from Wealth Engineering, an entity controlled by members of our management team and Board of Directors, and entered into a promissory note for $600,000. The term of the note requires monthly repayments of $20,000 per month for 30 months. At inception we recorded a debt discount of $446,000 representing the difference between the cash received and the total amount to be repaid. During the year ended March 31, 2021 we recognized $51,838 of the debt discount into interest expense and made four monthly repayments totaling $80,000.

[9]	Effective March 30, 2021 we restructured a $1,000,000 promissory note with $200,000 of accrued interest, along with a $350,000 short-term advance, with Joseph Cammarata, our Chief Executive Officer. The new note had a principal balance of $1,550,000, was given a 5% interest rate, and was convertible at $0.02 per share. As a result of the fixed conversion price we recorded a beneficial conversion feature and debt discount of $1,550,000 (see NOTE 9), which was equal to the face value of the note, and during the year ended March 31, 2021 we recognized $4,247 of the debt discount into interest expense as well as expensed $212 of interest expense on the new debt.

In addition to the above related party debt transactions that were outstanding as of March 31, 2021 and 2020 we entered into a $3,600,000 convertible promissory note with a member of the senior management team on July 23, 2019. We received proceeds of $1,000,000 from the note, including $900,000 in cash and $100,000 which offset amounts owing to the lender. In accordance with the terms of the note we were required to repay a monthly minimum payment of $50,000 beginning January of 2020 through June of 2020 and a monthly minimum payment of $100,000 beginning July of 2020 until the total principal amount has been repaid. The lender had the right to convert up to $2,600,000 of the outstanding and unpaid principal amount into shares of our common stock at a conversion price of $0.005 per share, subject to adjustment. At inception we recorded a beneficial conversion feature of $1,000,000 as a debt discount (see Note 10) and we recorded $2,600,000 as a debt discount, representing the difference between the face value of the note and the proceeds received. Effective March 31, 2020 we entered into a settlement agreement to issue 200,000,000 shares of our common stock (see Note 10) to repay the $3,600,000 convertible promissory note and $500,000 worth of short-term advances (see [1] above), for a total of $4,100,000 worth of related party debt settled. In conjunction with the settlement the full debt discount of $3,600,000 was recognized into interest expense during the year ended March 31, 2020.

In addition to the above-mentioned related-party lending arrangements, during the year ended March 31, 2021 we sold cryptocurrency packages to related parties for gross proceeds of $300,000 and we paid related parties $916,125 worth of commissions. During the year ended March 31, 2020 we sold 57 APEX units to related parties for proceeds of $122,720, $100,000 of which was offset against short term advances. We made 233 lease payments to these related parties during the year ended March 31, 2020, equating to $116,500.

Item 14. Principal Accountant Fees and Services

The following is a summary of the fees billed to us for professional services rendered for the fiscal years ended March 31, 2021 and 2020:

	March 31, 2021	March 31, 2020
Audit Fees	$122,500	$123,058
Audit Related Fees	22,163	12,614
Tax Fees	4,535	4,000
All Other Fees	-	-
Total	$149,198	$139,672

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

Item 15. Exhibits and Financial Statement Schedules

Exhibit Number*	Title of Document	Location

Item 2	Plan of Acquisition, Reorganization, Arrangement, Liquidation or Succession

2.01	Contribution Agreement between Investview, Inc., Wealth Generators, LLC, and the members of Wealth Generators, LLC dated March 31, 2017	Incorporated by reference to the Current Report on Form 8-K filed April 6, 2017

Item 3	Articles of Incorporation and Bylaws

3.01	Articles of Incorporation	Incorporated by reference to the Form 10SB12G filed August 12, 1999

3.02	Articles of Amendments to the Articles of Incorporation	Incorporated by reference to the Form 10SB12G filed August 12, 1999

3.03	Bylaws	Incorporated by reference to the Form 10SB12G filed August 12, 1999

3.04	Amendment to Articles of Incorporation or by-laws	Incorporated by reference to the Current Report on Form 8-K filed February 15, 2007

3.05	Certificate of Change filed pursuant to NRS 78.209	Incorporated by reference to the Current Report on Form 8-K filed April 6, 2012

3.06	Articles of Merger filed pursuant to NRS 92.A.200	Incorporated by reference to the Current Report on Form 8-K filed April 6, 2012

3.07	Certificate of Amendment to Articles of Incorporation	Incorporated by reference to the Definitive Information Statement filed December 20, 2017

Item 4	Instruments Defining the Rights of Security Holders, including indentures

4.01	Common Stock Specimen	Incorporated by reference to the Registration Statement on Form S-1 filed January 12, 2018

Item 10	Material Contracts

10.24	Founder Employment Agreement between Investview, Inc. and Ryan Smith, entered October 10, 2017**	Incorporated by reference to the Current Report on Form 8-K filed October 13, 2017

10.25	Founder Employment Agreement between Investview, Inc. and Annette Raynor, entered October 10, 2017**	Incorporated by reference to the Current Report on Form 8-K filed October 13, 2017

10.26	Founder Employment Agreement between Investview, Inc. and Chad Miller, entered October 10, 2017**	Incorporated by reference to the Current Report on Form 8-K filed October 13, 2017

10.27	Founder Employment Agreement between Investview, Inc. and Mario Romano, entered October 10, 2017**	Incorporated by reference to the Current Report on Form 8-K filed October 13, 2017

10.28	Founder Revenue Agreement among Investview, Inc. and Chad Miller, Annette Raynor, Mario Romano, and Ryan Smith**	Incorporated by reference to the Current Report on Form 8-K filed October 13, 2017

Exhibit Number*	Title of Document	Location

10.49	Securities Purchase and Royalty Agreement between Investview, Inc., and Brian McMullen, dated as of July 23, 2019	Incorporated by reference to the Current Report on Form 8-K filed August 1, 2019

10.50	Convertible Promissory Note, dated as of July 23, 2019	Incorporated by reference to the Current Report on Form 8-K filed August 1, 2019

10.51	Employment Agreement between Investview, Inc. and Jayme McWidener, effective as of September 15, 2019	Incorporated by reference to the Current Report on Form 8-K filed September 12, 2019

10.52	Revenue Share Agreement dated September 16, 2019, and executed October 1, 2019	Incorporated by reference to the Current Report on Form 8-K filed October 7, 2019

10.53	Agreement to Terminate Joint Venture Agreement of March 5, 2019, dated September 16, 2019, and executed October 1, 2019	Incorporated by reference to the Current Report on Form 8-K filed October 7, 2019

10.54	Employment Agreement between Joseph Cammarata and Investview, Inc. effective December 1, 2019	Incorporated by reference to the Current Report on Form 8-K filed December 4, 2019

10.55.1	Certificate of Amendment of Certificate of Designation of Designation of 13% Series B Cumulative Redeemable Perpetual Preferred Stock, as Amended, filed herewith	Filed with the POS AM as filed with the SEC on June 2, 2020.

10.57	Common Stock Purchase Warrant	Filed with the S-1/A on March 3, 2020.

10.58	Form of Warrant Exercise	Filed as part of Exhibit 10.57.

10.63	Securities Purchase Agreement and related agreements between Investview, Inc. and DBR Capital, LLC; Sales of Unregistered Securities; Departure of Directors or Certain Officers, and Election of Directors,	Incorporated by reference to the Current Report on form 8K/A filed on April 30, 2020

10.64	Consent of Holders of Series B Preferred	Filed with the POS AM as filed with the SEC on June 2, 2020 herewith

10.65	Convertible Secured Promissory Note by Investview, Inc., and DBR Capital, LLC, dated as of May 27, 2020	Incorporated by reference to the Current Report on form 8K filed on June 2, 2020

10.66	Amended and Restated Securities Purchase Agreement dated November 9, 2020	Incorporated by reference to the Current Report on form 8K filed on November 13, 2020

10.67	Convertible Promissory Note dated November 9, 2020	Incorporated by reference to the Current Report on form 8K filed on November 13, 2020

10.68	Amended and Restated Convertible Secured Promissory Note in the Amount of $1,300,000 dated November 9, 2020 (originally dated April 27, 2020)	Incorporated by reference to the Current Report on form 8K filed on November 13, 2020

10.69	Amended and Restated Convertible Secured Promissory Note in the Amount of $700,000 dated November 9, 2020 (originally dated May 27, 2020)	Incorporated by reference to the Current Report on form 8K filed on November 13, 2020

10.70	First Amendment to Investor Rights Agreement of April 27, 2020, dated November 9, 2020	Incorporated by reference to the Current Report on form 8K filed on November 13, 2020

Exhibit Number*	Title of Document	Location

10.71	First Amendment to Voting Agreement of April 27, 2020, dated November 9, 2020	Incorporated by reference to the Current Report on form 8K filed on November 13, 2020

10.72	Guaranty and Collateral Agreement dated May 15, 2020	Incorporated by reference to the Current Report on form 8K filed on November 13, 2020

10.73	Cover Letter and Restricted Shares Award Agreement for Joseph Cammarata	Incorporated by reference to the Current Report on form 8K filed on November 13, 2020

10.74	Cover Letter and Restricted Shares Award Agreement for David Rothrock	Incorporated by reference to the Current Report on form 8K filed on November 13, 2020

10.75	Cover Letter and Restricted Shares Award Agreement for James Bell	Incorporated by reference to the Current Report on form 8K filed on November 13, 2020

10.76	Cover Letter and Restricted Shares Award Agreement Annette Raynor	Incorporated by reference to the Current Report on form 8K filed on November 13, 2020

10.77	Cover Letter and Restricted Shares Award Agreement for Mario Romano	Incorporated by reference to the Current Report on form 8K filed on November 13, 2020

10.78	Joinder Agreement dated December 23, 2020	Incorporated by reference to the Current Report on form 8K filed on December 31, 2020

10.79	Promissory Note in the Amount of $1,000,000 with Joe Cammarata, dated January 30, 2020, First Amendment to the $1,000,000 Promissory Note dated January 31, 2020 and Second Amendment to the $1,000,000 Promissory Note dated January 30, 2020	Incorporated by reference to the periodic report on Form 10-Q filed February 26, 2021

10.80	Securities Purchase Agreement between Investview Financial Group Holdings, LLC, Investview, Inc., and SSA Technologies LLC dated as of March 22, 2021.	Incorporated by reference to the Current Report on Form 8K filed on March 26, 2021

10.81	Securities Purchase Agreement between Investview Financial Group Holdings, LLC, Investview, Inc., and the Purchasers Listed on Schedule A dated as of March 22, 2021.	Incorporated by reference to the Current Report on Form 8K filed on March 26, 2021

10.82	Securities Purchase Agreement between Investview MTS, LLC, Investview Financial Group Holdings, LLC, Investview, Inc., and MPower Trading Systems LLC dated as of March 22, 2021.	Incorporated by reference to the Current Report on Form 8K filed on March 26, 2021

10.83	Working Capital Promissory Note by Investview, Inc., dated as of March 22, 2021.	Incorporated by reference to the Current Report on Form 8K filed on March 26, 2021

10.84	Pledge Agreement between Investview, Inc., and SSA Technologies LLC, dated as of March 22, 2021.	Incorporated by reference to the Current Report on Form 8K filed on March 26, 2021

Exhibit Number*	Title of Document	Location

10.85	First Amendment to Amended and Restated Securities Purchase Agreement between Investview, Inc., DBR Capital, LLC, and Joseph Cammarata, dated as of March 22, 2021.	Incorporated by reference to the Current Report on Form 8K filed on March 26, 2021

10.87	Lock-Up Agreement	This Filing

10.88	Second Amendment to Amended and Restated Securities Purchase Agreement dated as of November 9, 2020	Incorporated by reference to the Current Report on Form 8K filed on June 2, 2021

10.89	Employment Agreement between Investview, Inc., and Ralph R. Valvano, effective as of June 7, 2021	Incorporated by reference to the Current Report on Form 8K filed on June 9, 2021

10.90	Amendment to Employment Agreement between Investview, Inc., and Jayme McWidener, effective as of June 7, 2021	Incorporated by reference to the Current Report on Form 8K filed on June 9, 2021

Item 21	Subsidiaries of the Registrant

21.01	Schedule of Subsidiaries	Incorporated by reference to Amendment No. 2 to the Registration Statement on Form S-1/A filed March 11, 2019

Item 23	Consents of Experts and Counsel

23.01	Consent of Haynie & Company	This filing.

23.02	Consent of M&K CPAs	This filing.

Item 31	Rule 13a-14(a)/15d-14(a) Certifications

31.01	Rule 13a-14(a) Certification of Principal Executive Officer	This filing.

31.02	Rule 13a-14(a) Certification of Principal Financial Officer	This filing.

Item 32	Section 1350 Certifications

32.01	Section 1350 Certification of the Principal Executive Officer	This filing.

32.02	Section 1350 Certification of the Principal Financial Officer	This filing.

Item 101	Interactive Data Files***

101.INS	XBRL Instance Document	This filing.

101.SCH	XBRL Taxonomy Extension Schema	This filing.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase	This filing.

101.DEF	XBRL Taxonomy Extension Definition Linkbase	This filing.

101.LAB	XBRL Taxonomy Extension Label Linkbase	This filing.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase	This filing.

*	All exhibits are numbered with the number preceding the decimal indicating the applicable SEC reference number in Item 601 and the number following the decimal indicating the sequence of the particular document. Omitted numbers in the sequence refer to documents previously filed as an exhibit.
**	Identifies each management contract or compensatory plan or arrangement required to be filed as an exhibit, as required by Item 15(a)(3) of Form 10-K.
***	Users of this data are advised that, pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of this annual report for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Exchange Act and otherwise are not subject to liability.

Item 16. Form 10-K Summary

Not included.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Investview Inc.

Dated: June 29, 2021	By:	/s/ Joseph Cammarata
Joseph Cammarata
Chief Executive Officer
(Principal Executive Officer)

Dated: June 29, 2021	By:	/s/ Jayme L. McWidener
Jayme L. McWidener
Chief Financial Officer
(Principal Financial Officer and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Joseph Cammarata	Chief Executive Officer and Director	June 29, 2021
Joseph Cammarata	(Principal Executive Officer)

/s/ Jayme L. McWidener	Chief Accounting Officer	June 29, 2021
Jayme L. McWidener	(Principal Financial and Accounting Officer)

/s/ Annette Raynor	Chief Operating Officer and Director	June 29, 2021
Annette Raynor

/s/ Mario Romano	VP of Finance and Director	June 29, 2021
Mario Romano

/s/ James Bell	Director	June 29, 2021
James Bell

/s/ David B. Rothrock	Director	June 29, 2021
David B. Rothrock

MARCH 31, 2021 AND 2020

FORMING A PART OF ANNUAL REPORT

PURSUANT TO THE SECURITIES EXCHANGE ACT OF 1934

INVESTVIEW, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Investview, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of Investview Inc. (the Company) as of March 31, 2021, and the related consolidated statements of operations and other comprehensive income (loss), stockholders’ equity (deficit), and cash flows for the year ended March 31, 2021, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2021, and the results of its operations and its cash flows for the year ended March 31, 2021, in conformity with accounting principles generally accepted in the United States of America. The financial statements of Investview, Inc., as of March 31, 2020, were audited by other auditors whose report dated June 29, 2020, expressed an unqualified opinion on those financial statements.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which the matter relates.

Revenue Recognition

As discussed in Note 2 to the financial statements, when another party is involved in providing goods or services to the Company’s clients, a determination is made as to who is acting in the capacity as the principal in the sales transaction. In addition, the Company has Mining Revenues associated with the mining of crypto currencies that requires significant judgements with regard to how the revenues are recognized.

Auditing management’s evaluation of agreements with customers involves significant judgment, given the fact that some agreements require management’s evaluation of principal versus agent. Auditing management’s evaluation of the accounting for mining revenues recognized involved significant judgement and subjectivity due to lack of formal GAAP guidance in the United States.

To evaluate the appropriateness and accuracy of the assessment by management, we evaluated management’s assessment in relationship to the relevant agreements.

/s/ M&K CPAS, PLLC

We have served as the Company’s auditor since 2021.

Houston, TX

June 29, 2021

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Investview, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Investview, Inc. (the Company) as of March 31, 2020, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for the year ended March 31, 2020, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2020, and the results of its operations and its cash flows for the year ended March 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Haynie & Company

Salt Lake City, Utah

June 29, 2020

We have served as the company’s auditor since 2017.

INVESTVIEW, INC.

CONSOLIDATED BALANCE SHEETS

	March 31,	March 31,
	2021	2020

ASSETS
Current assets:
Cash and cash equivalents	$5,389,654	$137,177
Restricted cash, current	498,020	-
Prepaid assets	87,573	5,309,512
Receivables	1,672,310	910,646
Short-term advances	-	145,000
Short-term advances - related party	-	500
Other current assets	4,679,256	96,022
Total current assets	12,326,813	6,598,857

Fixed assets, net	5,860,790	2,997,611

Other assets:
Intangible assets, net	-	692,882
Restricted cash, long term	774,153	-
Other restricted assets, long term	95,222	-
Operating lease right-of-use asset	54,125	99,465
Deposits	441,528	11,173
Total other assets	1,365,028	803,520

Total assets	$19,552,631	$10,399,988

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued liabilities	$2,719,028	$2,896,012
Payroll liabilities	106,925	880,349
Customer advance	2,067,313	392,310
Deferred revenue	1,561,188	612,500
Derivative liability	307,067	793,495
Dividend liability	134,945	-
Operating lease liability, current	48,000	56,530
Other current liabilities	-	11,407,200
Related party payables, net of discounts, current	233,258	1,964,760
Debt, net of discounts, current	3,143,513	1,719,326
Total current liabilities	10,321,237	20,722,482

Operating lease liability, long term	11,460	50,268
Related party payables, net of discounts, long term	233,296	-
Debt, net of discounts, long term	12,684,421	-
Other long term liabilities, net of deferred interest	-	3,885,464
Total long term liabilities	12,929,177	3,935,732

Total liabilities	23,250,414	24,658,214

Commitments and contingencies	-	-

Stockholders’ equity (deficit):
Preferred stock, par value: $0.001; 50,000,000 shares authorized, 153,317 and none issued and outstanding as of March 31, 2021 and 2020, respectively	153	-
Common stock, par value $0.001; 10,000,000,000 shares authorized; 2,982,481,329 and 3,214,490,408 shares issued and outstanding as of March 31, 2021 and 2020, respectively	2,982,481	3,214,490
Additional paid in capital	39,376,911	28,929,516
Accumulated other comprehensive income (loss)	(19,057)	(20,058)
Accumulated deficit	(46,038,271)	(46,382,174)
Total stockholders’ equity (deficit)	(3,697,783)	(14,258,226)

Total liabilities and stockholders’ equity (deficit)	$19,552,631	$10,399,988

The accompanying notes are an integral part of these consolidated financial statements.

INVESTVIEW, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME (LOSS)

	Year Ended March 31,
	2021	2020

Revenue:
Subscription revenue, net of refunds, incentives, credits, and chargebacks	$21,293,584	$22,425,173
Mining revenue	16,201,008	1,745,138
Cryptocurrency revenue	764,862	-
Fee revenue	12,707	13,279
Total revenue, net	38,272,161	24,183,590

Operating costs and expenses:
Cost of sales and service	7,591,019	2,507,071
Commissions	14,450,425	13,564,618
Selling and marketing	891,198	1,696,133
Salary and related	4,366,478	6,593,421
Professional fees	3,156,129	1,356,574
Impairment expense	601,083	4,230,741
General and administrative	6,441,440	7,559,192
Total operating costs and expenses	37,497,772	37,507,750

Net income (loss) from operations	774,389	(13,324,160)

Other income (expense):
Gain (loss) on debt extinguishment	5,476,549	2,018,791
Gain (loss) on fair value of derivative liability	106,562	571,231
Gain on deconsolidation	-	53,739
Realized gain (loss) on cryptocurrency	954,667	112,554
Interest expense	(5,555,904)	(6,274,436)
Interest expense, related parties	(1,091,313)	(4,403,332)
Other income (expense)	50,416	(32,195)
Total other income (expense)	(59,023)	(7,953,648)

Income (loss) before income taxes	715,366	(21,277,808)
Income tax expense	(149,573)	(7,383)

Net income (loss)	565,793	(21,285,191)

Dividends on Preferred Stock	(221,890)	-

Net income (loss) applicable to common shareholders	$343,903	$(21,285,191)

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	$1,001	$(21,421)
Total other comprehensive income (loss)	1,001	(21,421)
Comprehensive income (loss)	$566,794	$(21,306,612)

Income (loss) per common share, basic and diluted	$0.00	$(0.01)

Weighted average number of common shares outstanding, basic and diluted	3,138,350,394	2,937,880,878

The accompanying notes are an integral part of these consolidated financial statements.

INVESTVIEW, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

						Accumulated
					Additional	Other
	Preferred stock		Common stock		Paid in	Comprehensive	Accumulated	Noncontrolling
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Interest	Total
Balance, March 31, 2019	-	$-	2,640,161,318	$2,640,161	$23,758,917	$1,363	$(25,096,983)	$51,485	$1,354,943
Common stock issued for cash	-	-	59,215,648	59,216	765,784	-	-	-	825,000
Common stock issued for services and compensation	-	-	537,618,592	537,618	2,561,025	-	-	-	3,098,643
Common stock repurchases	-	-	(5,150)	(5)	(97)	-	-	-	(102)
Common stock cancelled	-	-	(222,500,000)	(222,500)	(3,157,500)	-	-	-	(3,380,000)
Common stock issued for debt	-	-	200,000,000	200,000	3,900,000	-	-	-	4,100,000
Beneficial conversion feature	-	-	-	-	1,000,000	-	-	-	1,000,000
Offering costs	-	-	-	-	101,387	-	-	-	101,387
Deconsolidation of Kuvera LATAM	-	-	-	-	-	-	-	(51,485)	(51,485)
Foreign currency translation adjustment	-	-	-	-	-	(21,421)	-	-	(21,421)
Net income (loss)	-	-	-	-	-	-	(21,285,191)	-	(21,285,191)
Balance, March 31, 2020	-	-	3,214,490,408	3,214,490	28,929,516	(20,058)	(46,382,174)	-	(14,258,226)
Preferred stock issued for cash	78,413	79	-	-	1,960,246	-	-	-	1,960,325
Preferred stock issued for debt	49,418	49	-	-	1,235,401	-	-	-	1,235,450
Preferred stock issued for related party debt	2,000	2	-	-	49,998	-	-	-	50,000
Preferred stock issued for cryptocurrency	23,486	23	-	-	587,126	-	-	-	587,149
Common stock issued for services and compensation	-	-	278,000,000	278,000	3,308,813	-	-	-	3,586,813
Common stock issued for debt	-	-	51,000,000	51,000	1,014,900	-	-	-	1,065,900
Common stock repurchases	-	-	(9,079)	(9)	(263)	-	-	-	(272)
Common stock repurchased from related parties	-	-	(106,000,000)	(106,000)	(14,000)	-	-	-	(120,000)
Common stock cancelled	-	-	(455,000,000)	(455,000)	(2,925,000)	-	-	-	(3,380,000)
Offering costs	-	-	-	-	(22,388)	-	-	-	(22,388)
Derivative liability recorded for warrants issued with preferred stock	-	-	-	-	(89,075)	-	-	-	(89,075)
Beneficial conversion feature	-	-	-	-	4,850,000	-	-	-	4,850,000
Forgiveness of accrued payroll	-	-	-	-	373,832	-	-	-	373,832
Contributed capital	-	-	-	-	117,805	-	-	-	117,805
Dividends	-	-	-	-	-	-	(221,890)	-	(221,890)
Foreign currency translation adjustment	-	-	-	-	-	1,001	-	-	1,001
Net income (loss)	-	-	-	-	-	-	565,793	-	565,793
Balance, March 31, 2021	153,317	$153	2,982,481,329	$2,982,481	$39,376,911	$(19,057)	$(46,038,271)	$-	$(3,697,783)

The accompanying notes are an integral part of these consolidated financial statements.

INVESTVIEW INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended March 31,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$565,793	$(21,285,191)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	2,256,643	490,642
Amortization of debt discount	912,970	6,152,329
Amortization of long-term license agreement	-	150,812
Amortization of intangible assets	158,444	256,351
Stock issued for services and compensation	3,586,813	3,098,643
Loan fees on new borrowings	-	1,209,569
Offering costs	112	-
Lease cost, net of repayment	(1,998)	7,333
(Gain) on deconsolidation	-	(53,739)
(Gain) loss on debt extinguishment	(5,476,549)	(2,018,791)
Loss on fair value of derivative liability	(106,562)	(571,231)
Realized (gain) loss on cryptocurrency	(954,667)	(112,554)
Impairment expense	601,083	4,230,741
Changes in operating assets and liabilities:
Receivables	(761,664)	(180,063)
Prepaid assets	(410,629)	(2,003,542)
Short-term advances	145,000	(135,000)
Short-term advances from related parties	500	-
Other current assets	(4,413,087)	205,362
Deposits	(430,355)	(12,301)
Accounts payable and accrued liabilities	(416,608)	88,008
Customer advance	2,149,158	127,310
Deferred revenue	948,688	(1,264,227)
Other liabilities	7,596,668	15,192,664
Accrued interest	135,560	248,310
Accrued interest, related parties	801,971	803,332
Net cash provided by (used in) operating activities	6,887,284	4,624,767

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for fixed assets	(2,933,899)	(5,245,606)
Net cash provided by (used in) investing activities	(2,933,899)	(5,245,606)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from related parties	5,893,135	4,484,979
Repayments for related party payables	(3,764,213)	(2,192,160)
Proceeds from debt	1,405,300	2,527,452
Repayments for debt	(2,876,055)	(5,020,795)
Payments for share repurchase	(272)	(102)
Dividends paid	(25,456)	-
Proceeds from the sale of common stock	-	825,000
Proceeds from the sale of preferred stock	1,960,325	-
Payments for financing costs	(22,500)	-
Net cash provided by (used in) financing activities	2,570,264	624,374

Effect of exchange rate translation on cash	1,001	(2)

Net increase (decrease) in cash, cash equivalents, and restricted cash	6,524,650	3,533
Cash, cash equivalents, and restricted cash - beginning of period	137,177	133,644
Cash, cash equivalents, and restricted cash - end of period	$6,661,827	$137,177

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$750,447	$51,000
Income taxes	$149,573	$7,383
Noncash investing and financing activities:
Prepaid assets reclassified to fixed assets	$2,252,568	$-
Beneficial conversion feature	$4,850,000	$1,000,000
Cancellation of shares	$2,908,945	$3,380,000
Changes in equity for offering costs accrued	$-	$101,387
Accounts payable reclassified as related party debt	$-	$75,000
Related party debt extinguished with APEX Units	$-	$(100,000)
Derivative liability recorded as a debt discount	$-	$715,000
Derivative liability recorded for warrants issued	$89,075	$-
Recognition of lease liability and ROU asset at lease commencement	$-	$131,244
Common shares repurchased for related party debt	$120,000	$-
Common shares issued for debt	$1,065,900	$-
Preferred shares issued for debt	$1,235,450	$-
Preferred shares issued for related party debt	$50,000	$-
Preferred shares issued in exchange for cryptocurrency	$587,149	$-
Dividends declared	$221,890	$-
Dividends paid with cryptocurrency	$61,489	$-
Forgiveness of accrued payroll	$373,832	$-
APEX Lease Liability reclassed to debt and related party debt	$19,505,025	$-
Debt and related party debt extinguished in exchange for cryptocurrency	$1,243,628	$-

The accompanying notes are an integral part of these consolidated financial statements.

INVESTVIEW, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2021 AND 2020

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

On November 12, 2018, we established Kuvera France, S.A.S. to handle sales of our financial education and research in the European Union. This entity was closed subsequent to March 31, 2021, see NOTE 12.

On December 30, 2018, our wholly owned subsidiary S.A.F.E. Management, LLC received its registration and disclosure approval from the National Futures Association. S.A.F.E. Management, LLC is now a New Jersey State Registered Investment Adviser, Commodities Trading Advisor, Commodity Pool Operator, and approved for over-the-counter FOREX advisory services.

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

On March 18, 2019, we established Investview Financial Group Holdings, LLC and Investview MTS, LLC as wholly owned subsidiaries of Investview, Inc. To date the subsidiaries have had no operations.

Nature of Business

Our portfolio of wholly owned subsidiaries operates in the financial technology (FINTECH) sector, leveraging the latest innovations in technology for financial education, services and interactive tools. Our subsidiaries focus on delivering products that serve individuals around the world. From personal money management to advancements in blockchain technologies, our companies are forging a path for individuals to take advantage of financial and technical innovations. Each of our subsidiaries are designed to work in tandem with one another generating a worldwide presence.

INVESTVIEW, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2021 AND 2020

Our largest subsidiary is iGenius, LLC (formerly Kuvera LLC) which delivers multiple products through a subscription-based multi-level marketing model. iGenius, LLC provides research, education, and investment tools designed to assist the self-directed investor in successfully navigating the financial markets. These services include research, trade alerts, and live trading rooms that include instruction in equities, options, FOREX, ETFs, binary options, crowdfunding and cryptocurrency sector education. In addition to trading tools and research, we also offer full education and software applications to assist the individual in debt reduction, increased savings, budgeting, and proper tax management. Each product subscription includes a core set of trading tools/research along with the personal finance management suite to provide an individual with complete access to the information necessary to cultivate and manage his or her financial situation. In addition to our education subscriptions, through our agreement with a third party, iGenius is able to sell cryptocurrency packages to its global customer base. Through our multi-level marketing model, we reward our distributors with commissions under a standard bonus plan that allows for discretionary bonuses based on performance.

Kuvera France S.A.S. was our entity in France and iGenius Global LTD is our entity in Northern Ireland. These entities were responsible for distributing our products and services throughout the European Union. Kuvera France S.A.S. was closed subsequent to March 31, 2021, see NOTE 12.

S.A.F.E. Management, LLC is a Registered Investment Adviser and Commodity Trading Adviser that has been established to deliver automated trading strategies to individuals who find they lack the time to trade for themselves. SAFE is committed to bringing innovative trade methodologies, strategies and algorithms for all worldwide financial markets.

SAFETek, LLC operates in the high-speed processing computing space and utilizes net generation processing technologies to focus on artificial intelligence, data mining and blockchain technologies. SAFETek, LLC’s processing operation can be used for any of the following intense processing activities: protein folding, CGI rendering, Game Streaming, Machine & Deep Learning, Mining, Independent Financial Verification, and general high-speed computing. Key trending markets for Data Computation include Internet of Things, Smart Homes, smart cities, smart devices, Artificial Intelligence, blockchain technology, Virtual Reality, 3D animation, and health technology data to name a few. SAFETek has deployed a large-scale processing operation that is currently dedicated to high speed BTC mining operations. SAFETek has recently established a research, development and repair facility dedicated to repairing, improving and refurbishing high speed mining processors.

Apex Tek, LLC was the entity responsible for sales of the APEX program. Launched in September 2019, the APEX product pack included hardware, firmware, software and insurance that was purchased and then leased to SAFETek LLC. We have currently ceased selling the APEX package and bought back all leases associated with the business.

United Games, LLC, United League, LLC, Investment Tools & Training, LLC, Investview Financial Group Holdings, LLC, and Investview MTS, LLC, have had no operations and will be restructured, eliminated, or used in conjunction with our anticipated acquisitions, as we continue to streamline and grow our operations.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Accounting

Our policy is to prepare our financial statements on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America.

Principles of Consolidation

The consolidated financial statements include the accounts of Investview, Inc., and our wholly owned subsidiaries: iGenius, LLC (formerly Kuvera, LLC), Kuvera France S.A.S., Apex Tek, LLC (formerly Razor Data, LLC), SAFETek, LLC (formerly WealthGen Global, LLC), S.A.F.E. Management, LLC, United Games, LLC, United League, LLC, Investment Tools & Training, LLC, iGenius Global LTD (formerly Kuvera (N.I.) LTD), Investview Financial Group Holdings, LLC, and Investview MTS, LLC. Through March 31, 2019 we had determined that one affiliated entity, Kuvera LATAM S.A.S., which we previously conducted business with, was a variable interest entity and we were the primary beneficiary of the entity’s activities, which, at the time, were similar to those of Kuvera, LLC (now iGenius, LLC). As a result, through March 31, 2019 we had consolidated the accounts of this variable interest entity into the consolidated financial statements. Further, because the Company did not have any ownership interest in this variable interest entity, the Company had allocated the contributed capital in the variable interest entity as a component of noncontrolling interest. As of April 1, 2019, Kuvera LATAM S.A.S. had no operations and ceased to exist, therefore, as of that date, no consolidation of the entity was necessary and we recorded a gain on deconsolidation of $53,739 to eliminate the intercompany account with Kuvera LATAM S.A.S. All intercompany transactions and balances have been eliminated in consolidation.

INVESTVIEW, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2021 AND 2020

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

Foreign Exchange

We have consolidated the accounts of Kuvera France S.A.S. into our consolidated financial statements. The operations of Kuvera France S.A.S. were conducted in France and its functional currency is the Euro.

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

The following rates were used to translate the accounts of Kuvera France S.A.S. into USD at the following balance sheet dates.

	March 31, 2021	March 31, 2020
Euro to USD	1.17260	1.10314

The following rates were used to translate the accounts of Kuvera France S.A.S. into USD for the following operating periods:

	Year ended March 31,
	2021	2020
Euro to USD	1.16719	1.11122

Concentration of Credit Risk

Financial instruments that potentially expose us to concentration of credit risk include cash, accounts receivable, and advances. We place our cash and temporary cash investments with credit quality institutions. At times, such investments may be in excess of the FDIC insurance limit of $250,000. As of March 31, 2021 and 2020, cash balances that exceeded FDIC limits were $5,140,796, and $0, respectively. We have not experienced significant losses relating to these concentrations in the past.

Cash Equivalents and Restricted Cash

For purposes of reporting cash flows, we consider all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. As of March 31, 2021 and 2020, we had no cash equivalents.

INVESTVIEW, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2021 AND 2020

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the balance sheet that sum to the total of the same such amounts shown in the statement of cash flows.

	March 31, 2021	March 31, 2020
Cash and cash equivalents	$5,389,654	$137,177
Restricted cash, current	498,020	-
Restricted cash, long term	774,153	-
Total cash, cash equivalents, and restricted cash shown on the statement of cash flows	$6,661,827	$137,177

Amount included in restricted cash represent funds required to be held in an escrow account by a contractual agreement and will be used for paying dividends to our Series B Preferred Stockholders.

Receivables

Receivables are carried at net realizable value, representing the outstanding balance less an allowance for doubtful accounts based on a review of all outstanding amounts. Management determines the allowance for doubtful accounts by regularly evaluating individual receivables and receivables are written off when deemed uncollectible. Recoveries of receivables previously written off are recorded when received. We had no allowance for doubtful accounts as of March 31, 2021 and 2020.

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

As of March 31, 2021 and 2020 fixed assets were made up of the following:

	Estimated
	Useful
	Life	March 31,	March 31,
	(years)	2021	2020
Furniture, fixtures, and equipment	10	$12,792	$12,792
Computer equipment	3	22,528	19,533
Data processing equipment	3	8,310,739	3,213,815
		8,346,059	3,246,140
Accumulated depreciation		(2,485,269)	(248,529)
Net book value		$5,860,790	$2,997,611

Total depreciation expense for the years ended March 31, 2021 and 2020, was $2,256,643 and $490,642, respectively.

Long-Lived Assets – Cryptocurrencies, Intangible Assets & License Agreement

We account for our cryptocurrencies, intangible assets and long-term license agreement in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Subtopic 350-30, General Intangibles Other Than Goodwill, and ASC Subtopic 360-10-05, Accounting for the Impairment or Disposal of Long-Lived Assets. ASC Subtopic 350-30 requires assets to be measured based on the fair value of the consideration given or the fair value of the assets (or net assets) acquired, whichever is more clearly evident and, thus, more reliably measurable. Our cryptocurrencies are deemed to have an indefinite useful life; therefore amounts are not amortized, but rather are assessed for impairment as further discussed in our impairment policy. Under ASC Subtopic 350-30 any intangible asset with a useful life is required to be amortized over that life and the useful life is to be evaluated every reporting period to determine whether events or circumstances warrant a revision to the remaining period of amortization. If the estimate of useful life is changed the remaining carrying amount of the intangible asset is amortized prospectively over the revised remaining useful life. Costs of internally developing, maintaining, or restoring intangible assets are recognized as an expense when incurred.

INVESTVIEW, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2021 AND 2020

We hold cryptocurrency-denominated assets and include them in our consolidated balance sheet as other assets. The value of our cryptocurrencies as of March 31, 2021 and 2020 were $4,774,478 ($4,679,256 current and $95,222 restricted long term) and $96,022, respectively. Cryptocurrencies purchased or received for payment from customers are recorded in accordance with ASC 350-30 and cryptocurrencies awarded to the Company through its mining activities ($16,201,008 and $1,745,138 for the year ended March 31, 2021 and 2020, respectively) are accounted for in connection with the Company’s revenue recognition policy. The use of cryptocurrencies is accounted for in accordance with the first in first out method of accounting. For the year ended March 31, 2021 and 2020 we recorded realized gains on our cryptocurrency transactions of $954,667 and $112,554, respectively.

In June of 2017 we issued 80,000,000 shares of common stock with a value of $2,256,000 for a 15-year license agreement. Amortization recognized for the year ended March 31, 2021 and 2020, was $0 and $150,812, respectively, and the long-term license agreement was impaired during the year ended March 31, 2020, therefore was recorded at a net value of $0 and $0 as of March 31, 2021 and 2020, respectively.

In June of 2018 we purchased United Games, LLC and United League, LLC and recorded the transaction as a business combination. Intangible assets acquired in the business combination were recorded at fair value on the date of acquisition and were being amortized on a straight-line method over their estimated useful lives. Amortization expense for the year ended March 31, 2021 and 2020 was $158,444 and $256,351, respectively, and the intangible assets were impaired during the year ended March 31, 2021. As of March 31, 2021 and 2020 intangible assets were made up of the following:

	Estimated
	Useful
	Life	March 31,	March 31,
	(years)	2021	2020
FireFan mobile application	4	$-	$331,000
Back office software	10	-	408,000
Tradename/trademark - FireFan	5	-	248,000
Tradename/trademark - United Games	0.45	-	4,000
Customer contracts/relationships	5	-	-
		-	991,000
Accumulated amortization		-	(298,118)
Net book value		$-	$692,882

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

During the year ended March 31, 2021 we impaired computer equipment with a cost basis of $1,609, we impaired data processing equipment with a cost basis of $84,940, and we fully impaired our intangible assets with a cost basis of $991,000 due to disposals and the lack of recoverability. Effective March 31, 2020 we fully impaired data processing equipment that had a cost basis of $2,025,500, we fully impaired our long-term license agreement that had a cost basis of $2,256,000, and we impaired a portion of our intangible assets that had a cost basis of $825,000. The impairment was recorded because we deemed the assets carrying amount was not recoverable. As a result, impairment expense of $601,083 and $4,230,741 was recorded for the year ended March 31, 2021 and 2020, respectively.

Fair Value of Financial Instruments

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date, based on our principal or, in the absence of a principal, most advantageous market for the specific asset or liability.

INVESTVIEW, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2021 AND 2020

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

Items recorded or measured at fair value on a recurring basis in the accompanying consolidated financial statements consisted of the following items as of March 31, 2021:

	Level 1	Level 2	Level 3	Total
Total Assets	$-	$-	$-	$-

Derivative liability	$-	$-	$307,067	$307,067
Total Liabilities	$-	$-	$307,067	$307,067

Items recorded or measured at fair value on a recurring basis in the accompanying consolidated financial statements consisted of the following items as of March 31, 2020:

	Level 1	Level 2	Level 3	Total
Total Assets	$-	$-	$-	$-

Derivative liability	$-	$-	$793,495	$793,495
Total Liabilities	$-	$-	$793,495	$793,495

Sale and Leaseback

Through our wholly-owned subsidiary, APEX Tex, LLC, we sold high powered data processing equipment (“APEX”) to our customers and they leased the equipment back to SAFETek, LLC, another of our wholly-owned subsidiaries. We accounted for these transactions under ASC 842-40 where the leaseback has been deemed a sales-type lease due to the lease term generally covering the entire economic life of the equipment and our likelihood to purchase the asset at the end of the lease term. In accordance with ASC 842-40 we recorded the data processing equipment as a fixed asset on our balance sheet and we accounted for the amounts received for the equipment as a financial liability, in other liabilities on our balance sheet. Further, we recognized interest on the financial liability over the term of the lease to ensure the financial liability equates to the total amounts to be paid over the life of the lease. For amounts paid to us in advance of leases being signed we recorded a customer advance, which was $0 and $392,310 as of March 31, 2021 and 2020, respectively.

INVESTVIEW, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2021 AND 2020

On June 30, 2020, we temporarily discontinued the APEX program to assess the delays, audit the transaction and determine our ability to meet the lease commitments. The assessment took place in July and August and indicated we would not be able to meet the APEX lease obligations and would be in default to the lease holders. In September, our board of directors voted to approve a buyback program wherein all APEX purchasers were offered a 48-month promissory note to ensure a 125% return of their purchase price in exchange for cancellation of the lease and our purchase of all rights and obligations under the lease. The buyback program also ensured all APEX purchasers were able to purchase a protection plan from a third-party provider, wherein each purchaser could protect their initial purchase price and obtain 50% of their APEX purchase price at five years or 100% of the APEX purchase price at ten years. As a result of the buyback program, we were able to enter into notes with third parties totaling $19,089,500 (see NOTE 6) and notes with related parties of $237,720 (see NOTE 5) in exchange for $474,155 worth of customer advances on the APEX leases and $22,889,331 of the net APEX lease liability (see table below). The exchange resulted in a gain on settlement of debt of $117,805 with related parties, recorded as contributed capital (see NOTE 9) and a gain on settlement of debt of $3,858,462 with third parties, recorded on our income statement.

During the year ended March 31, 2021 we had the following activity related to our sale and leaseback transactions:

	Total Financial Liability	Contra- Liability	Net Financial Liability	Current [1]	Long Term
Balance as of March 31, 2020	$53,828,000	$(38,535,336)	$15,292,664	$11,407,200	$3,885,464
Proceeds from sales of APEX	5,001,623	-	5,001,623
Interest recorded on financial liability	8,348,378	(8,348,378)	-
Payments made for leased equipment	(2,145,900)	-	(2,145,900)
Interest expense	-	4,740,944	4,740,944
Lease buyback and cancellation	(65,032,101)	42,142,770	(22,889,331)
Balance as of March 31, 2021	$-	$-	$-	$-	$-

[1] Represented lease payments that were to be made in the subsequent 12 months.

Revenue Recognition

Subscription Revenue

The majority of our revenue is generated by subscription sales and payment is received at the time of purchase. We recognize subscription revenue in accordance with ASC 606-10 where revenue is measured based on a consideration specified in a contract with a customer and recognized when we satisfy the performance obligation specified in each contract. Our performance obligation is to provide services over a fixed subscription period; therefore, we recognize revenue ratably over the subscription period and deferred revenue is recorded for the portion of the subscription period subsequent to each reporting date. Additionally, we offer a 10-day trial period to first time subscription customers, during which a full refund can be requested if a customer does not wish to continue with the product. Revenues are deferred during the trial period as collection is not probable until that time has passed. Revenues are presented net of refunds, sales incentives, credits, and known and estimated credit card chargebacks. As of March 31, 2021 and 2020 our deferred revenues were $1,561,188 and $612,500, respectively.

Mining Revenue

Through our wholly owned subsidiary, SAFETek, LLC, we leased equipment under a sales-type lease through June of 2020. In June of 2020 we cancelled all leases and purchased all of the rights and obligations under the leases, which included obtaining ownership of all equipment. We use the equipment on blockchain networks to validate and add blocks of transactions to blockchain ledgers (commonly referred to as “mining”). As compensation for mining we are issued fees from processors and/or block rewards that are newly created cryptocurrency units granted to us. Our mining activities constitute our ongoing major and central operations of SAFETek, LLC. Because we do not have contracts, nor do we have customers associated with our mining revenue, we recognize revenue when fees and/or rewards are settled, or ultimately granted to us as a result of our mining activities.

Cryptocurrency Revenue

We generate revenue from the sale of cryptocurrency packages to our customers through an arrangement with third-party suppliers. The various packages include different amounts of coin with differing rates of returns and terms and, in some cases, include a product protection option that allows the purchaser to protect their initial purchase price. The protection allows the purchaser to obtain 50% of their purchase price at five years or 100% of their purchase price at ten years. Both the coin and the protection option are delivered by third-party suppliers.

INVESTVIEW, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2021 AND 2020

We recognize cryptocurrency revenue in accordance with ASC 606-10 where revenue is measured based on a consideration specified in a contract with a customer and recognized when we satisfy the performance obligation specified in each contract. Our performance obligation is to arrange for the third-parties to provide coin and protection (if applicable) to our customers and payment is received from our customers at the time of order placement. All customers are given two weeks to request a refund, therefore we record a customer advance on our balance sheet upon receipt of payment. After the two weeks have passed from order placement, we request our third-party suppliers to deliver coin and protection (if applicable), at which time we recognize revenue and the amounts due to our suppliers on our books. As of March 31, 2021 and 2020 our customer advances related to cryptocurrency revenue were $2,067,313 and $0, respectively.

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

Revenue generated for the year ended March 31, 2021, was as follows:

	Subscription Revenue	Cryptocurrency Revenue	Mining Revenue	Fee Revenue	Total
Gross billings/receipts	$22,612,850	$1,877,186	$16,201,008	$12,707	$40,703,751
Refunds, incentives, credits, and chargebacks	(1,319,266)	-	-	-	(1,319,266)
Amounts paid to supplier	-	(1,112,324)	-	-	(1,112,324)
Net revenue	$21,293,584	$764,862	$16,201,008	$12,707	$38,272,161

Foreign revenues for the year ended March 31, 2021 were approximately $20.3 million while domestic revenue for the year ended March 31, 2021 was approximately $18.0 million.

Revenue generated for the year ended March 31, 2020 was as follows:

	Subscription Revenue	Cryptocurrency Revenue	Mining Revenue	Fee Revenue	Total
Gross billings/receipts	$24,471,532	$-	$1,745,138	$13,279	$26,229,949
Refunds, incentives, credits, and chargebacks	(2,046,359)	-	-	-	(2,046,359)
Amounts paid to supplier	-	-	-	-	-
Net revenue	$22,425,173	$-	$1,745,138	$13,279	$24,183,590

Foreign revenues for the year ended March 31, 2020 were approximately $21.2 million while domestic revenue for the year ended March 31, 2020 were approximately $3.0 million.

Advertising, Selling, and Marketing Costs

We expense advertising, selling, and marketing costs as incurred. Advertising, selling, and marketing costs include costs of promoting our product worldwide, including promotional events. Advertising, selling, and marketing expenses for the years ended March 31, 2021 and 2020, totaled $891,198 and $1,696,133, respectively.

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

MARCH 31, 2021 AND 2020

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

Potentially dilutive securities excluded from the computation of basic and diluted net loss per share are as follows:

	March 31, 2021	March 31, 2020
Options to purchase common stock	-	-
Warrants to purchase common stock	766,585	-
Notes convertible into common stock	548,939,163	45,743,298
Total	549,705,748	45,743,298

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

NOTE 3 – RECENT ACCOUNTING PRONOUNCEMENTS

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (ASU) No. ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, which simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts on an entity’s own equity. Under current GAAP, there are five accounting models for convertible debt instruments. ASU 2020-06 removes from U.S. GAAP the separation models for (1) convertible debt with a cash conversion feature and (2) convertible instruments with a beneficial conversion feature. As a result, after adopting the ASU’s guidance, entities will not separately present in equity an embedded conversion feature in such debt. Instead, they will account for a convertible debt instrument wholly as debt, and for convertible preferred stock wholly as preferred stock (i.e., as a single unit of account), unless (1) a convertible instrument contains features that require bifurcation as a derivative under ASC 815 or (2) a convertible debt instrument was issued at a substantial premium. Additionally, for convertible debt instruments with substantial premiums accounted for as paid-in capital, the FASB decided to add disclosures about (1) the fair value amount and the level of fair value hierarchy of the entire instrument for public business entities and (2) the premium amount recorded as paid-in capital. ASU 2020-06 will be effective for public business entities that meet the definition of a Securities and Exchange Commission (SEC) filer, excluding entities eligible to be smaller reporting companies as defined by the SEC, for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The Company is currently evaluating the potential impact of the adoption of this accounting pronouncement to its financial statements.

INVESTVIEW, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2021 AND 2020

We have noted no other recently issued accounting pronouncements that we have not yet adopted that we believe are applicable or would have a material impact on our financial statements.

NOTE 4 – LIQUIDITY

Our financial statements are prepared using generally accepted accounting principles applicable to a going concern that contemplates the realization of assets and liquidation of liabilities in the normal course of business. For the year ended March 31, 2020 we had incurred a significant net loss, had a working capital deficit, and had a large accumulated deficit. These conditions raised substantial doubt about our ability to continue as a going concern.

During the year ended March 31, 2021 we raised $5,893,135 in cash proceeds from related parties, $1,405,300 in cash proceeds from new lending arrangements, and $1,960,325 in cash proceeds from the sale of preferred stock. Additionally, we reported $6,887,284 in cash provided by operating activities, $774,389 of income from operations, and net income of $565,793. As of March 31, 2021 we have cash of $5,389,654 and a working capital balance of $2,005,576. Further, subsequent to March 31, 2021 we received gross proceeds of $2,471,875 in connection with our Preferred Unit Offering and plan to continue to increase revenues and decrease expenses to generate income from operations. As of March 31, 2021 our unrestricted cryptocurrency balance was reported at a cost basis of $4,679,256. The fair market value of those holdings, based on the closing market price on March 31, 2021, was $5,978,597. These positive conditions and events have led management to determine that the substantial doubt about the Company’s ability to continue as a going concern has been mitigated and alleviated.

NOTE 5 – RELATED PARTY TRANSACTIONS

Our related party payables consisted of the following:

	Year Ended March 31,
	2021	2020
Short-term advances [1]	$-	$876,427
Promissory note entered into on 1/30/20 [2]	-	1,033,333
Convertible Promissory Note entered into on 4/27/20, net of debt discount of $1,179,682 as of March 31, 2021 [3]	120,318	-
Convertible Promissory Note entered into on 5/27/20, net of debt discount of $640,475 as of March 31, 2021 [4]	59,525	-
Convertible Promissory Note entered into on 11/9/20, net of debt discount of $1,246,586 as of March 31, 2021 [5]	53,414	-
Accounts payable – related party [6]	60,000	55,000
Notes for APEX lease buyback [7]	43,000	-
Promissory note entered into on 12/15/20, net of debt discount of $394,162 as of March 31, 2021 [8]	125,838	-
Convertible Promissory Note entered into on 3/30/21, net of debt discount of $1,545,753 as of March 31, 2021 [9]	4,459	-
Total related-party debt	466,554	1,964,760
Less: Current portion	(233,296)	-
Related-party debt, long term	$233,258	$1,964,760

[1]	We periodically receive advances for operating funds from our current majority shareholders and other related parties, including entities that are owned, controlled, or influenced by our owners or management. These advances are due on demand and are unsecured. During the year ended March 31, 2021, we received $2,371,135 in cash proceeds from advances, incurred $76,649 in interest expense on the advances, and repaid related parties $2,830,050. We also extinguished $50,000 of our related party debt by issuing preferred stock and extinguished $122,830 of related party debt with Bitcoin (BTC), therefore we recorded a realized loss on cryptocurrency of $28,670 due to the increase in the value of BTC over time. Additionally, during the year ended March 31, 2021, we entered into a debt conversion agreement with our CEO (see annotation [9] below) to reclass $350,000 worth of advances to a convertible note payable.

INVESTVIEW, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2021 AND 2020

[2]	We entered into a $1,000,000 promissory note with Joseph Cammarata, our Chief Executive Officer, on January 30, 2020. The note was collateralized by 62.5 million of our common shares. The term of the note was one year, which was amended on January 30, 2021 to have a due date of February 28, 2021, at which time the principal and interest of 20%, or $200,000 was to be due. During the year ended March 31, 2021 we recognized $166,667 of interest expense on the note and we restructured the debt on March 30, 2021 (see annotation [9] below).

[3]	On April 27, 2020 we received proceeds of $1,300,000 from DBR Capital, LLC, an entity controlled by members of our Board of Directors, and entered into a convertible promissory note. The note is secured by shares held by officers and majority shareholders of the Company. The note bears interest at 20% per annum, payable monthly, and the principal is due and payable on April 27, 2030. Per the original terms of the agreement the note was convertible into common stock at a conversion price of $0.01257 per share, which was amended on November 9, 2020 to reduce the conversion price to $0.007 per share. At inception we recorded a beneficial conversion feature and debt discount of $1,300,000 (see NOTE 9). During the year ended March 31, 2021 we recognized $120,318 of the debt discount into interest expense as well as expensed an additional $241,225 of interest expense on the note, all of which was repaid during the period.

[4]	On May 27, 2020 we received proceeds of $700,000 from DBR Capital, LLC, an entity controlled by members of our Board of Directors, and entered into a convertible promissory note. The note is secured by shares held by officers and majority shareholders of the Company. The note bears interest at 20% per annum, payable monthly, and the principal is due and payable on April 27, 2030. Per the original terms of the agreement the note was convertible into common stock at a conversion price of $0.01257 per share, which was amended on November 9, 2020 to reduce the conversion price to $0.007 per share. At inception we recorded a beneficial conversion feature and debt discount of $700,000 (see NOTE 9). During the year ended March 31, 2021 we recognized $59,525 of the debt discount into interest expense as well as expensed an additional $118,616 of interest expense on the note, all of which was repaid during the period.

[5]	On November 9, 2020 we received proceeds of $1,300,000 from DBR Capital, LLC, an entity controlled by members of our Board of Directors, and entered into a convertible promissory note. The note is secured by shares held by officers and majority shareholders of the Company. The note bears interest at 38.5% per annum, made up of a 25% interest rate per annum and a facility fee of 13.5% per annum, payable monthly beginning February 1, 2021, and the principal is due and payable on April 27, 2030. Per the terms of the agreement the note is convertible into common stock at a conversion price of $0.007 per share. At inception we recorded a beneficial conversion feature and debt discount of $1,300,000 (see NOTE 9). During the year ended March 31, 2021 we recognized $53,414 of the debt discount into interest expense as well as expensed an additional $198,601 of interest expense on the note, all of which was repaid during the period.

[6]	During the year ended March 31, 2021 we paid $55,000 to an accounting firm owned by our Chief Financial Officer to reduce amounts previously owed ($55,000 as of March 31, 2020). We also incurred $68,000 to reimburse DBR Capital, LLC, for amounts paid on our behalf. The entire amount was repaid during the year ended March 31, 2021. Also during the year ended March 31, 2021 we repurchased 106,000,000 shares of our common stock from CR Capital Holdings, LLC, a shareholder that owned over 10% of our outstanding stock, for $120,000 (see NOTE 9). We agreed to pay $10,000 per month for the repurchase, therefore during the year ended March 31, 2021 we repaid $60,000 of the debt.

[7]	During the year ended March 31, 2020 we sold 83 APEX units to related parties for proceeds of $182,720, $100,000 of which was offset against short term advances that has been provided to us. Under the same terms of all other APEX unit sales, the 83 units were to pay out $500 per month for 60 months, resulting in a total amount to be repaid of $2,490,000. During the year ended March 31, 2020 we made 238 lease payments to these related parties, or $119,000, reducing the total amount to be repaid to $2,371,000 as of March 31, 2020. The liability, net of discounts, was presented as part of the total APEX financial liability on the balance sheet at March 31, 2020. During the year ended March 31, 2021 we made $126,100 worth of lease payments to related parties. In September of 2020 we initiated the APEX buyback program and agreed to pay our related parties $237,720 in exchange for all rights and obligations under the APEX lease (see NOTE 2). At the time of the buyback the liability owed to related parties was $355,525, which was equal to a total liability of $2,244,900 offset by a contra-liability of $1,889,375, thus we recorded a gain on the extinguishment of debt of $117,805 as contributed capital (see NOTE 9). After the buyback we repaid our related parties $112,720 in cash and extinguished $82,000 of the amount owed with the issuance of BTC.

[8]	On December 15, 2020 we received proceeds of $154,000 from Wealth Engineering, an entity controlled by members of our management team and Board of Directors, and entered into a promissory note for $600,000. The term of the note requires monthly repayments of $20,000 per month for 30 months. At inception we recorded a debt discount of $446,000 representing the difference between the cash received and the total amount to be repaid. During the year ended March 31, 2021 we recognized $51,838 of the debt discount into interest expense and made four monthly repayments totaling $80,000.

INVESTVIEW, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2021 AND 2020

[9]	Effective March 30, 2021 we restructured a $1,000,000 promissory note with $200,000 of accrued interest, along with a $350,000 short-term advance, with Joseph Cammarata, our Chief Executive Officer. The new note had a principal balance of $1,550,000, was given a 5% interest rate, and was convertible at $0.02 per share. As a result of the fixed conversion price we recorded a beneficial conversion feature and debt discount of $1,550,000 (see NOTE 9), which was equal to the face value of the note, and during the year ended March 31, 2021 we recognized $4,247 of the debt discount into interest expense as well as expensed $212 of interest expense on the new debt.

In addition to the above related party debt transactions that were outstanding as of March 31, 2021 and 2020 we entered into a $3,600,000 convertible promissory note with a member of the senior management team on July 23, 2019. We received proceeds of $1,000,000 from the note, including $900,000 in cash and $100,000 which offset amounts owing to the lender. In accordance with the terms of the note we were required to repay a monthly minimum payment of $50,000 beginning January of 2020 through June of 2020 and a monthly minimum payment of $100,000 beginning July of 2020 until the total principal amount has been repaid. The lender had the right to convert up to $2,600,000 of the outstanding and unpaid principal amount into shares of our common stock at a conversion price of $0.005 per share, subject to adjustment. At inception we recorded a beneficial conversion feature of $1,000,000 as a debt discount (see Note 10) and we recorded $2,600,000 as a debt discount, representing the difference between the face value of the note and the proceeds received. Effective March 31, 2020 we entered into a settlement agreement to issue 200,000,000 shares of our common stock (see Note 10) to repay the $3,600,000 convertible promissory note and $500,000 worth of short-term advances (see [1] above), for a total of $4,100,000 worth of related party debt settled. In conjunction with the settlement the full debt discount of $3,600,000 was recognized into interest expense during the year ended March 31, 2020.

In addition to the above-mentioned related-party lending arrangements, during the year ended March 31, 2021 we sold cryptocurrency packages to related parties for gross proceeds of $300,000 and we paid related parties $916,125 worth of commissions. During the year ended March 31, 2020 we sold 57 APEX units to related parties for proceeds of $122,720, $100,000 of which was offset against short term advances. We made 233 lease payments to these related parties during the year ended March 31, 2020, equating to $116,500.

NOTE 6 – DEBT

Our debt consisted of the following:

	Year Ended March 31,
	2021	2020
Short-term advance received on 8/31/18 [1]	$5,000	$65,000
Secured merchant agreement for future receivables entered into on 8/16/19 and refinanced on 12/10/19 [2]		1,223,615
Secured merchant agreement for future receivables entered into on 8/16/19 [3]	-	260,090
Convertible promissory note entered into on 3/5/20 [4]	-	13,072
Convertible promissory note entered into on 3/11/20 [5]	-	7,549
Short-term advance received on 3/25/20 [6]	-	150,000
Note issued under the Paycheck Protection Program on 4/17/20 [7]	510,118	-
Loan with the U.S. Small Business Administration dated 4/19/20 [8]	517,671	-
Long term notes for APEX lease buyback [9]	14,795,145	-
Total debt	15,827,934	1,719,326
Less: Current portion	3,143,513	-
Debt, long term portion	$12,684,421	$1,719,326

[1]	In August 2018, we received a $75,000 short-term advance. The advance is due on demand, has no interest rate, and is unsecured. During the year ended March 31, 2021 and 2020 we made repayments of $60,000 and $10,000, respectively, on the debt.

INVESTVIEW, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2021 AND 2020

[2]	Effective December 10, 2019 we refinanced outstanding debt by entering into a new Secured Merchant Agreement for future receivables. As a result of the refinancing arrangement, we received proceeds of $854,801. In accordance with the terms of the agreement, we were required to repay $2,448,250 by making daily ACH payments of $10,999. Accordingly, we recorded $753,935 as a debt discount at the inception of the agreement, which was the difference between the funds received plus the earlier debt paid off, and the amount that was to be repaid. During the year ended March 31, 2020, after the refinance, we repaid $747,932 and amortized $277,232 into interest expense related to the new December 2019 agreement. During the year ended March 31, 2021 we amortized $442,894 into interest expense and repaid $1,071,996 to pay the debt off in full, which resulted in a gain on settlement of debt being recorded for $594,513.

[3]	During August 2019, we entered into a Secured Merchant Agreement for future receivables with an entity that provides quick access to working capital. In August 2019, we received proceeds from this arrangement of $418,381 after paying off $382,000 from an October 2018 agreement. In accordance with the terms of the agreement, we were required to repay $1,189,150 by making daily ACH payments of $5,801. Accordingly, we recorded $388,769 as a debt discount at the inception of the agreement, which was the difference between the funds received plus the earlier debt paid off, and the amount that was to be repaid. During the year ended March 31, 2020, we repaid $853,203 and amortized $312,912 into interest expense. During the year ended March 31, 2021 we repaid $330,013, recorded a $5,934 gain on settlement of debt, and amortized $75,857 into interest expense.

[4]	In March 2020, we entered into a Convertible Promissory Note and received proceeds of $200,000 after incurring loan fees of $3,000. The note incurred interest at 10% per annum and had a maturity date of June 2, 2021. The Convertible Promissory Note had a variable conversion rate that was 65% of the average of the two lowest trading prices during the previous 15-trading-day period, subject to adjustment. Therefore, the conversion feature was accounted for as a derivative instrument (see NOTE 7). At inception, we recorded a debt discount of $203,000 and captured loan fees, recorded as interest expense, of $116,077. During the year ended March 31, 2020, we amortized $11,626 into interest expense, and recorded additional interest expense on the note of $1,446. During the year ended December 31, 2021, we amortized $59,916 into interest expense, and recorded additional interest expense on the note of $7,453 before we repaid the note in full for $262,649 and wrote off the derivative liability associated with the debt of $265,584 (see NOTE 7), resulting in a net gain on settlement of debt being recorded for $83,376.

[5]	In March 2020, we entered into a Convertible Promissory Note and received proceeds of $150,000 after incurring loan fees of $3,000. The note incurred interest at 10% per annum and had a maturity date of June 10, 2021. The Convertible Promissory Note had a variable conversion rate that was 65% of the average of the two lowest trading prices during the previous 15-trading-day period, subject to adjustment. Therefore, the conversion feature was accounted for as a derivative instrument (see NOTE 7). At inception, we recorded a debt discount of $153,000 and captured loan fees, recorded as interest expense, of $148,432. During the year ended March 31, 2020, we amortized $6,711 into interest expense, and recorded additional interest expense on the note of $838. During the year ended March 31, 2021, we amortized $44,960 into interest expense and recorded additional interest expense on the note of $5,617 before we repaid the note in full for $197,351 and wrote off the derivative liability associated with the debt of $203,357 (see NOTE 7), resulting in a net gain on settlement of debt being recorded for $64,132.

[6]	In March 2020, we received a $150,000 short-term advance. The advance was due on demand, had no interest rate, and was unsecured. During the year ended March 31, 2021 we repaid the note in full for $68,750 and recorded a gain on settlement of debt of $81,280.

[7]	In April 2020 we received $505,300 in proceeds from the Paycheck Protection Program as established by the CARES Act as a result of a Note entered into with the U.S. Small Business Administration (“SBA”). The note has an interest rate of 1% and matures on April 1, 2022. Under the Note we were required to make monthly payments beginning November 1, 2020, however, the SBA extended the deferral period to 10 months therefore the first payment would not be due until March 2, 2021. Further, under the terms of the CARES Act the loan may be forgiven if funds are used for qualifying expenses. During the year ended March 31, 2021 we recorded $4,818 worth of interest expense on the Note.

[8]	In April 2020 we received proceeds of $500,000 from a loan entered into with the U.S. Small Business Administration. Under the terms of the loan interest is to accrue at a rate of 3.75% per annum and installment payments of $2,437 monthly will begin twelve months from the date of the loan, with all interest and principal due and payable thirty years from the date of the loan. During the year ended March 31, 2021 we recorded $17,671 worth of interest on the loan.

[9]	During the year ended March 31, 2021 we entered into notes with third parties for $19,089,500 in exchange for the cancellation of APEX leases previously entered into, which resulted in our purchase of all rights and obligations under the leases (see NOTE 2). We agreed to settle a portion of the debt during the year ended March 31, 2021, at a discount to the original note terms offered, by making lump sum payments, issuing 48,000,000 shares of our common stock (see NOTE 9), issuing 49,418 shares of our preferred stock (see NOTE 9), and issuing cryptocurrency. The remaining notes are all due December 31, 2024 and have a fixed monthly payment that is equal to 75% of the face value of the note, divided by 48 months. The monthly payments are to begin the last day of January 2021 and continue until December 31, 2024 when the last monthly payment will be made, along with a balloon payment equal to 25% of the face value of the note, to extinguish the debt. During the year ended March 31, 2021 total payments made on these notes were $880,000, non-cash transfers settled $3,110,281 of the debt, and we recorded a gain on settlement for $304,076.

INVESTVIEW, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2021 AND 2020

In addition to the above debt transactions that were outstanding as of March 31, 2021 and 2020, we had the following debt activity:

In April 2020, we received proceeds of $400,000 after entering into a promissory note that was due six months from the funding date. Under the note six interest only payments of $16,667 were to be made on the 20th of each month beginning in May 2020. Collateral for the note, in priority order, was: the reserve and current balance in one of our merchant accounts, the reserve account in a second separate merchant accounts, shares of our common stock, and high-speed computer processing equipment. During the year ended March 31, 2020 we recorded $100,002 worth of interest expense and made repayments of $500,002 to pay the debt in full.

During the year ended March 31, 2021 we entered into a note dated November 30, 2020 with a third party for $60,000 in exchange for the cancellation of APEX leases previously entered into, which resulted in our purchase of all rights and obligations under the leases (see NOTE 2). The note was to be repaid with two equal payments of $30,000 each. We made one $30,000 payment during December 2020 and the second $30,000 payment in January 2021 to pay the debt in full.

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

During the year ended March 31, 2020 we were able to report a gain on extinguishment of debt of $54,068 related to the settlement of Accounts Payable and Accrued Liabilities and $468,941 related to the write-off of the derivative liabilities associated with our notes (see NOTE 7).

NOTE 7 – DERIVATIVE LIABILITY

During the years ended March 31, 2021 and 2020, we had the following activity in our derivative liability account:

	Debt	Warrants	Total
Derivative liability at March 31, 2019	$1,358,901	$-	$1,358,901
Derivative liability recorded on new instruments	1,924,569	-	1,924,569
Derivative liability extinguished with notes settled	(1,918,744)	-	(1,918,744)
Change in fair value	(571,231)	-	(571,231)
Derivative liability at March 31, 2020	793,495	-	793,495
Derivative liability recorded on new instruments	-	89,075	89,075
Derivative liability extinguished with notes settled	(468,941)	-	(468,941)
Change in fair value	(324,554)	217,992	(106,562)
Derivative liability at March 31, 2021	$-	$307,067	$307,067

We use the binomial option pricing model to estimate fair value for those instruments convertible into common stock, at inception, at conversion or settlement date, and at each reporting date. During the year ended March 31, 2021 and 2020, the assumptions used in our binomial option pricing model were in the following range:

	Year Ended March 31, 2021		Year Ended March 31, 2020
	Debt	Warrants	Debt	Warrants
Risk free interest rate	0.11% - 0.17%	0.21% - 0.92%	0.17% - 2.13%	N/A
Expected life in years	0.80 - 1.11	4.34 – 5.00	0.03 - 1.25	N/A
Expected volatility	128% - 239%	232% - 306%	224% - 381%	N/A

INVESTVIEW, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2021 AND 2020

NOTE 8 – OPERATING LEASE

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

In August 2019 we entered an operating lease for office space in Eatontown, New Jersey (the “Eatontown Lease”) and in September 2019 we entered an operating lease for office space in Kaysville, Utah (the “Kaysville Lease”). We have the option to extend the three-year lease term of the Eatontown Lease for a period of one year. In addition, we are obligated to pay twelve monthly installments to cover an annual utility charge of $1.75 per rentable square foot for electric usage within the demised premises. As the lessor has the right to digitally meter and charge us, these payments were deemed variable and will be expensed as incurred. During the year ended March 31, 2021 and 2020 the variable lease costs amounted to $3,325 and $2,217, respectively. At commencement of the Eatontown Lease, right-of-use assets obtained in exchange for new operating lease liabilities amounted to $110,097. At commencement of the Kaysville Lease, right-of-use assets obtained in exchange for new operating lease liabilities amounted to $21,147. On September 30, 2020, the Kaysville Lease expired and as of October 1, 2020, the Company began leasing the property located in Kaysville on a month-to-month basis.

Operating lease expense was $54,794 and $41,027 for the year ended March 31, 2021 and March 31, 2020. Operating cash flows used for the operating leases during the year ended March 31, 2021 and March 31, 2020 was $56,794 and $33,694, respectively. As of March 31, 2021, the weighted average remaining lease term was 1.33 years and the weighted average discount rate was 12%.

Future minimum lease payments under non-cancellable leases as of March 31, 2021 were as follows:

2022	$48,000
2023	16,000
Total	64,000
Less: Interest	(4,540)
Present value of lease liability	59,460
Operating lease liability, current [1]	(48,000)
Operating lease liability, long term	$11,460

[1] Represents lease payments to be made in the next 12 months.

NOTE 9 – STOCKHOLDERS’ EQUITY

Preferred Stock

We are authorized to issue up to 50,000,000 shares of preferred stock with a par value of $0.001 and our board of directors has the authority to issue one or more classes of preferred stock with rights senior to those of common stock and to determine the rights, privileges, and preferences of that preferred stock.

During the year ended March 31, 2020 our Board of Directors approved the designation of 2,000,000 of the Company’s shares of preferred stock as Series B Cumulative Redeemable Perpetual Preferred Stock (“Series B Preferred Stock”), each with a stated value of $25 per share. Our Series B Preferred Stockholders are entitled to 500 votes per share and are entitled to receive cumulative dividends at the annual rate of 13% per annum of the stated value, equal to $3.25 per annum per share.

As of March 31, 2020, we had no preferred stock issued or outstanding.

During the year ended March 31, 2021 we commenced a security offering to sell a total of 2,000,000 units at $25 per unit (“Unit Offering”), such that each unit consisted of: (i) one share of our newly authorized Series B Preferred Stock and (ii) five warrants each exercisable to purchase one share of common stock at an exercise price of $0.10 per warrant share. Each Warrant offered is immediately exercisable on the date of issuance, will expire 5 years from the date of issuance, and its value has been classified as a fair value liability due to the terms of the instrument (see NOTE 7).

INVESTVIEW, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2021 AND 2020

During the year ended March 31, 2021 we sold 153,317 units for a total of $3,832,924: 78,413 units for cash proceeds of $1,960,325, 23,486 units for bitcoin proceeds of $587,149, 2,000 units for related party debt of $50,000, and 49,418 units for debt of $1,235,450. In conjunction with the sale of the units we issued 153,317 shares of Series B Preferred Stock and granted 766,585 warrants during the period. Also, in conjunction with the Unit Offering we paid $22,500 of offering costs which was allocated between the preferred stock and warrants. The $22,388 allocated to the preferred stock decreased additional paid in capital due to the underlying instrument being classified as equity and the $112 allocated to the warrants was immediately expensed as offering costs due to the underlying instrument being classified as a fair value liability.

Preferred Stock Dividends

During the year ended March 31, 2021 we recorded $221,890 for the cumulative cash dividends due to the shareholders of our Series B Preferred Stock. We made payments of $25,456 in cash and issued $61,489 worth of cryptocurrency to reduce the amounts owing. As a result, we recorded $134,945 as a dividend liability on our balance sheet as of March 31, 2021.

Common Stock Transactions

During the year ended March 31, 2021, we issued 278,000,000 shares of common stock for services and compensation and recognized a total of $3,586,813 in stock-based compensation based on grant date fair values and vesting terms of the awards granted in the current and prior periods. Also during the year ended March 31, 2021, we issued 51,000,000 shares of common stock, valued at $1,065,900 based on the market value on the day of issuance, to settle $1,375,238 worth of debt and $56,977 worth of accounts payable. The shares were valued at $1,065,900 based on the market value at the time of issuance, therefore we recorded a gain on settlement of debt of $366,315.

During the year ended March 31, 2021, we repurchased 9,079 shares of our common stock from a third party for $272 and repurchased 106,000,000 shares of our common stock from an entity that owns over 10% of our common stock for $120,000 (see NOTE 5). These shares repurchased were immediately cancelled. Also, during the year ended March 31, 2021 we recorded an increase in Additional Paid in Capital of $4,850,000 related to beneficial conversion features on our related party debt (see NOTE 5), recorded an increase in Additional Paid in Capital of $373,832 for accrued payroll forgiven by a member of our senior management team at the time his employment with the Company ended, and recorded an increase in Additional Paid in Capital of $117,805 for contributed capital (see NOTE 5).

During the year ended March 31, 2021 we cancelled 200,000,000 shares returned in conjunction with the termination of a Joint Venture Agreement entered into in March of 2019, reducing common stock by $200,000, reducing additional paid in capital by $3,180,000, offset with a reduction in our prepaid asset of $2,653,945 and a reversal of previously recorded expense of $726,055. We also cancelled 255,000,000 shares that had been issued but were subject to certain forfeiture conditions. As a result of the forfeiture, we decreased common stock by $255,000 and increased additional paid in capital by the same.

During the year ended March 31, 2020, we issued 59,215,648 shares of common stock in exchange for net proceeds of $825,000. Effective March 31, 2020 we entered into a settlement agreement to issue 200,000,000 shares of our common stock to repay a $3,600,000 convertible promissory note and $500,000 worth of short-term advances, for a total of $4,100,000 worth of related party debt settled.

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

During the year ended March 31, 2020 we repurchased 5,150 shares of common stock for $102 and we cancelled 22,500,000 shares that were returned in accordance with the terms of a Convertible Promissory Note, reducing common stock by $22,500 and increasing additional paid in capital by the same. We also cancelled 200,000,000 shares returned in conjunction with the termination of a Joint Venture Agreement entered into in March of 2019, reducing common stock by $200,000, reducing additional paid in capital by $3,180,000, offset with a reduction in our prepaid asset of $3,380,000. During the year ended March 31, 2020 we recorded a beneficial conversion feature of $1,000,000 related to a convertible promissory note entered into with a related party.

INVESTVIEW, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2021 AND 2020

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

As of March 31, 2021 and 2020, we had 2,982,481,329 and 3,214,490,408 shares of common stock issued and outstanding, respectively.

Employee Stock Options

The nonqualified plan adopted in 2007 authorizes 65,000 shares, of which 47,500 have been granted as of March 31, 2021. The qualified plan adopted in October of 2008 authorizes 125,000 shares and was approved by a majority of our shareholders on September 16, 2009. As of March 31, 2021, 42,500 shares have been granted under the 2008 plan. During the year ended March 31, 2020 all previously outstanding options expired and there was no option activity during the year ended March 31, 2021.

The following table summarizes the changes in employee stock options outstanding and the related prices for the shares of our common stock issued to employees under two employee stock option plans:

Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price	Life (years)	Value
Options outstanding at March 31, 2019	35,000	$10.00	0.51	$-
Granted	-	$-
Exercised	-	$-
Canceled / expired	(35,000)	$10.00
Options outstanding at March 31, 2020	-	$-	-	$-
Granted	-	$-
Exercised	-	$-
Canceled / expired	-	$10.00
Options outstanding at March 31, 2021	-	$-	-	$-
Options exercisable at March 31, 2021	-	$-	-	$-

Stock-based compensation expense in connection with options granted to employees for the year ended March 31, 2021 and 2020, was $0.

INVESTVIEW, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2021 AND 2020

Warrants

During the year ended March 31, 2020 all previously outstanding warrants expired. During the year ended March 31, 2021 we granted 766,585 warrants in conjunction with our Unit Offering. The warrants, valued at $89,075, are classified as a derivative liability on our balance sheet in accordance with ASC 480, Distinguishing Liabilities from Equity, based on the warrants terms that indicate a fundamental transaction could give rise to an obligation for us to pay cash to our warrant holders (see NOTE 7). Transactions involving our warrants are summarized as follows:

		Weighted
	Number of	Average
	Shares	Exercise Price
Warrants outstanding at March 31, 2019	5,052,497	$1.50
Granted / restated	-	$-
Canceled	-	$-
Expired	(5,052,497)	$(1.50)
Warrants outstanding at March 31, 2020	-	$-
Granted	766,585	$0.10
Canceled	-	$-
Expired	-	$-
Warrants outstanding at March 31, 2021	766,585	$0.10

Details of our warrants outstanding as of March 31, 2021 is as follows:

Exercise Price	Warrants Outstanding	Warrants Exercisable	Weighted Average Contractual Life (Years)
$0.10	766,585	766,585	4.73

NOTE 10 – COMMITMENTS AND CONTINGENCIES

Litigation

In the ordinary course of business, we may be involved in legal proceeding, however, during the year ended March 31, 2021 we were not involved in any material legal matters.

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

Net deferred tax assets consist of the following components as of March 31, 2021 and 2020:

	2021	2020
Deferred tax assets:
NOL carryover	$7,604,600	$7,215,400
Accrued Payroll	-	207,100
Amortization	445,100	275,700
Related party accruals	100	10,000
Deferred tax liabilities
Depreciation	(1,758,200)	(899,300)
Valuation allowance	(6,291,600)	(6,808,900)
Total long-term deferred income tax assets	$-	$-

INVESTVIEW, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2021 AND 2020

The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate to pretax income from continuing operations for the years ended March 31, 2021 and 2020, due to the following:

	2021	2020
Book income (loss)	$169,700	$(6,385,600)
Stock for services	1,076,000	929,600
Amortization	9,000	38,400
Unrealized gain on cryptocurrency	-	(34,000)
Meals and entertainment	7,200	15,900
Non-cash interest expense	273,900	765,700
Gain on settlement of debt from discount and derivative liability	(17,400)	-
Depreciation	(879,000)	(821,700)
Related party accruals	(9,900)	8,500
Related party accrued payroll	(207,100)	(2,000)
Gain on deconsolidation of WG LATAM	-	(16,100)
(Gain)/Loss on value of derivative liabilities	(32,000)	(171,400)
Impairment of prepaid paid for with equity	-	549,700
Reverse of compensation expense previously disallowed	(285,600)	-
Amortization of prepaid paid for with equity	67,800	248,600
Valuation allowance	(172,600)	4,874,400
Total long-term deferred income tax assets	$-	$-

At March 31, 2021, we had net operating loss carryforwards of approximately $25,349,000 that may be offset against future taxable income for the year 2022 through 2041. However, due to the change in ownership provisions of the Tax Reform Act of 1986, the NOL accumulated prior to the April 1, 2017, acquisition can only offset future income of up to $13,837 per year until expired. Should additional changes in ownership occur, net operating loss carryforwards in future years may be further limited.

No tax benefit from continuing or discontinued operations have been reported in the March 31, 2021, consolidated financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

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

We recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. We had no accruals for interest and tax penalties at March 31, 2021 and 2020.

We do not expect the amount of unrecognized tax benefits to materially change within the next 12 months.

We are required to file income tax returns in the U.S. Federal jurisdiction, in New York State, New Jersey, and in Utah. We are no longer subject to income tax examinations by tax authorities for tax years ending before March 31, 2017. During the year ended March 31, 2021 and 2020 we paid income taxes of $149,573 and $7,383, respectively.

NOTE 12 – SUBSEQUENT EVENTS

On May 1, 2021, we entered an operating lease for office and warehouse space in Conroe, Texas. The term of the lease is 24 months and expires on June 30, 2023. Monthly rent of $8,300 is due starting July 1, 2021 through the expiration of the lease. We may extend the term of the lease for three additional terms of 24 months each.

Subsequent to March 31, 2021, we paid $120,821 of dividends that were accrued as of March 31, 2021. Also, subsequent to March 31, 2021, we received gross proceeds of $2,471,875 in connection with our Unit Offering. The Unit Offering was closed on June 22, 2021.

Subsequent to March 31, 2021 we issued 4,000,000 shares of common stock to an employee for services and compensation, which vest over time and is subject to forfeiture if the employee is not in good standing at the time each vesting date passes. We also issued 1,000,000 shares of common stock for services to an outside consultant.

Effective June 7, 2021, Jayme McWidener resigned from her position as Chief Financial Officer of Investview, Inc, and accepted the role as Chief Accounting Officer. Concurrently, the Company entered into an Employment Agreement with Ralph Valvano, appointing him as the Chief Financial Officer of Investview, Inc. Under the employment agreement he is to be compensated $225,000 per year and he is to receive 6,500,000 restricted shares of the Company’s common stock vesting over a five-year period with 20% vesting upon each annual anniversary of employment.

In June of 2021 we closed Kuvera France S.A.S. with the French authorities.

In accordance with ASC Topic 855, Subsequent Events, we have evaluated subsequent events through the date of this filing and have determined that there are no additional subsequent events that require disclosure.

