Form 10-Q
period 2021-06-30
Investview, Inc.
filed 2021-08-13
CIK 862651

U.S. Securities and Exchange Commission

Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED

June 30, 2021

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ¨

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes	☐	No	☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of August 12, 2021, there were 2,994,045,669 shares of common stock, $0.001 par value, outstanding.

INVESTVIEW, INC.

Form 10-Q for the Three Months Ended June 30, 2021

PART I – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

INVESTVIEW, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30	March 31,
	2021	2021
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$13,622,302	$5,389,654
Restricted cash, current	819,338	498,020
Prepaid assets	135,613	87,573
Receivables	2,062,140	1,672,310
Other current assets	5,826,252	4,679,256
Total current assets	22,465,645	12,326,813

Fixed assets, net	5,228,324	5,860,790

Other assets:
Restricted cash, long term	1,211,954	774,153
Other restricted assets, long term	1,113,523	95,222
Operating lease right-of-use asset	207,444	54,125
Deposits	458,128	441,528
Total other assets	2,991,049	1,365,028

Total assets	$30,685,018	$19,552,631

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued liabilities	$2,602,241	$2,719,028
Payroll liabilities	105,559	106,925
Customer advance	430,097	2,067,313
Deferred revenue	2,235,980	1,561,188
Derivative liability	187,783	307,067
Dividend liability	219,290	134,945
Operating lease liability, current	147,600	48,000
Related party payables, net of discounts, current	1,150,643	233,296
Debt, net of discounts, current	3,027,013	3,143,513
Total current liabilities	10,106,206	10,321,275

Operating lease liability, long term	79,503	11,460
Related party payables, net of discounts, long term	317,468	233,258
Debt, net of discounts, long term	11,962,273	12,684,421
Total long term liabilities	12,359,244	12,929,139

Total liabilities	22,465,450	23,250,414

Commitments and contingencies	-	-

Stockholders’ equity (deficit):
Preferred stock, par value: $0.001; 50,000,000 shares authorized, 252,192 and 153,317 issued and outstanding as of June 30, 2021 and March 31, 2021, respectively	252	153
Common stock, par value $0.001; 10,000,000,000 shares authorized; 2,994,045,669 and 2,982,481,329 shares issued and outstanding as of June 30, 2021 and March 31, 2021, respectively	2,994,045	2,982,481
Additional paid in capital	42,715,584	39,376,911
Accumulated other comprehensive income (loss)	(19,865)	(19,057)
Accumulated deficit	(37,470,448)	(46,038,271)
Total stockholders’ equity (deficit)	8,219,568	(3,697,783)

Total liabilities and stockholders’ equity (deficit)	$30,685,018	$19,552,631

The accompanying notes are an integral part of these condensed consolidated financial statements.

INVESTVIEW, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND OTHER COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three Months Ended June 30,
	2021	2020

Revenue:
Subscription revenue, net of refunds, incentives, credits, and chargebacks	$10,849,697	$4,243,257
Mining revenue	8,371,562	1,342,546
Cryptocurrency revenue	6,405,306	-
Fee revenue	-	4,013
Total revenue, net	25,626,565	5,589,816

Operating costs and expenses:
Cost of sales and service	2,186,152	912,324
Commissions	8,782,421	3,373,831
Selling and marketing	39,849	217,584
Salary and related	1,372,325	1,220,835
Professional fees	661,884	427,248
General and administrative	2,046,484	2,444,792
Total operating costs and expenses	15,089,115	8,596,614

Net income (loss) from operations	10,537,450	(3,006,798)

Other income (expense):
Gain (loss) on debt extinguishment	4,001	17,826
Gain (loss) on fair value of derivative liability	236,648	347,635
Realized gain (loss) on cryptocurrency	(1,282,970)	91,486
Interest expense	(5,934)	(2,247,098)
Interest expense, related parties	(759,686)	(178,915)
Other income (expense)	46,338	63,062
Total other income (expense)	(1,761,603)	(1,906,004)

Income (loss) before income taxes	8,775,847	(4,912,802)
Income tax expense	(3,189)	(985)

Net income (loss)	8,772,658	(4,913,787)

Dividends on Preferred Stock	(204,835)	-

Net income (loss) applicable to common shareholders	$8,567,823	$(4,913,787)

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	$(808)	$636
Total other comprehensive income (loss)	(808)	636
Comprehensive income (loss)	$8,771,850	$(4,913,151)

Basic income (loss) per common share	$0.00	$(0.00)
Diluted income (loss) per common share	$0.00	$(0.00)

Basic weighted average number of common shares outstanding	2,987,735,892	3,234,791,316
Diluted weighted average number of common shares outstanding	3,538,193,781	3,234,791,316

The accompanying notes are an integral part of these condensed consolidated financial statements.

INVESTVIEW, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

THREE MONTHS ENDED JUNE 30, 2021 AND 2020

(Unaudited)

						Accumulated
					Additional	Other
	Preferred stock		Common stock		Paid in	Comprehensive	Accumulated	Noncontrolling
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Interest	Total
Balance, March 31, 2020	-	$-	3,214,490,408	$3,214,490	$28,929,516	$(20,058)	$(46,382,174)	$-	$(14,258,226)
Common stock issued for services	-	-	21,000,000	21,000	397,954	-	-	-	418,954
Share repurchase	-	-	(9,079)	(9)	(263)	-	-	-	(272)
Beneficial conversion feature	-	-	-	-	2,000,000	-	-	-	2,000,000
Foreign currency translation adjustment	-	-	-	-	-	636	-	-	636
Net income (loss)	-	-	-	-	-	-	(4,913,787)	-	(4,913,787)
Balance, June 30, 2020	-	$-	3,235,481,329	$3,235,481	$31,327,207	$(19,422)	$(51,295,961)	$-	$(16,752,695)

Balance, March 31, 2021	153,317	$153	2,982,481,329	$2,982,481	$39,376,911	$(19,057)	$(46,038,271)	$-	$(3,697,783)
Preferred stock issued for cash	97,669	98	-	-	2,441,627	-	-	-	2,441,725
Preferred stock issued for cryptocurrency	1,206	1	-	-	30,149	-	-	-	30,150
Common stock issued for services and compensation	-	-	11,500,000	11,500	977,891	-	-	-	989,391
Common stock issued for warrant exercise	-	-	64,340	64	6,370	-	-	-	6,434
Derivative liability recorded for warrants issued with preferred stock	-	-	-	-	(127,520)	-	-	-	(127,520)
Derivative liability extinguished for warrants exercised	-	-	-	-	10,156	-	-	-	10,156
Dividends	-	-	-	-	-	-	(204,835)	-	(204,835)
Foreign currency translation adjustment	-	-	-	-	-	(808)	-	-	(808)
Net income (loss)	-	-	-	-	-	-	8,772,658	-	8,772,658
Balance, June 30, 2021	252,192	$252	2,994,045,669	$2,994,045	$42,715,584	$(19,865)	$(37,470,448)	$-	$8,219,568

The accompanying notes are an integral part of these condensed consolidated financial statements.

INVESTVIEW INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended June 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$8,772,658	$(4,913,787)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	694,044	377,582
Amortization of debt discount	515,151	402,951
Amortization of intangible assets	-	43,169
Stock issued for services and compensation	989,391	418,954
Lease cost, net of repayment	14,324	501
(Gain) loss on debt extinguishment	(4,001)	(17,826)
(Gain) loss on fair value of derivative liability	(236,648)	(347,635)
Realized (gain) loss on cryptocurrency	1,282,970	(91,486)
Changes in operating assets and liabilities:		-
Receivables	(389,830)	(267,903)
Prepaid assets	(48,040)	(365,583)
Other current assets	(3,983,141)	24,797
Deposits	(16,600)	595
Accounts payable and accrued liabilities	(114,152)	(104,661)
Customer advance	(1,637,216)	2,063,236
Deferred revenue	674,792	221,550
Other liabilities	-	3,265,504
Accrued interest	5,934	46,830
Accrued interest, related parties	244,535	149,562
Net cash provided by (used in) operating activities	6,764,171	906,350

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for fixed assets	(61,578)	(1,717,289)
Net cash provided by (used in) investing activities	(61,578)	(1,717,289)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from related party payables	700,000	4,339,135
Repayments for related party payables	(427,129)	(2,489,209)
Proceeds from debt	-	1,405,300
Repayments for debt	(348,941)	(1,432,344)
Payments for share repurchase	-	(272)
Dividends paid	(82,107)	-
Proceeds from the sale of preferred stock	2,441,725	-
Proceeds from the exercise of warrants	6,434	-
Net cash provided by (used in) financing activities	2,289,982	1,822,610

Effect of exchange rate translation on cash	(808)	-

Net increase (decrease) in cash, cash equivalents, and restricted cash	8,991,767	1,011,671
Cash, cash equivalents, and restricted cash - beginning of period	6,661,827	137,177
Cash, cash equivalents, and restricted cash - end of period	$15,653,594	$1,148,848

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$225,129	$-
Income taxes	$3,189	$985
Non-cash investing and financing activities:
Prepaid assets reclassified to fixed assets	$-	$2,252,568
Beneficial conversion feature	$-	$2,000,000
Derivative liability recorded for warrants issued	$127,520	$-
Derivative liability extinguished with warrant exercise	$10,156	$-
Preferred shares issued in exchange for cryptocurrency	$30,150	$-
Dividends declared	$204,835	$-
Dividends paid with cryptocurrency	$38,383	$-
Debt and related party debt extinguished in exchange for cryptocurrency	$495,641	$-
Related party debt extinguished in exchange for cryptocurrency	$31,000	$-
Initial right of use asset and lease liability	$174,574	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

INVESTVIEW, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 30, 2021

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

On March 18, 2021, we established Investview Financial Group Holdings, LLC and Investview MTS, LLC as wholly owned subsidiaries of Investview, Inc. On March 22, 2021, Investview, Inc. entered into Securities Purchase Agreements to purchase 100% of the equity interests of SSA Technologies LLC, an entity that owns and operates LevelX Capital LLC, a FINRA registered broker-dealer and LevelX Advisors LLC, a registered investment advisor, as well as the operating assets, intellectual property rights and overall business of MPower Trading Systems LLC, the developer and owner of Prodigio, a proprietary software-based trading platform with applications in the brokerage industry. Investview Financial Group Holdings, LLC will own 100% of SSA Technologies LLC and Investview MTS, LLC will own 100% of the operating assets, intellectual property rights, and overall business of MPower Trading Systems LLC. Both transactions are expected to close between the third and fourth quarters of 2021. To date the subsidiaries have had no operations.

INVESTVIEW, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 30, 2021

(Unaudited)

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

Our largest subsidiary is iGenius, LLC which delivers multiple products through a subscription-based multi-level marketing model. iGenius, LLC provides research, education, and investment tools designed to assist the self-directed investor in successfully navigating the financial markets. These services include research, trade alerts, and live trading rooms that include instruction in equities, options, FOREX, ETFs, binary options, crowdfunding and cryptocurrency sector education. In addition to trading tools and research, we also offer full education and software applications to assist the individual in debt reduction, increased savings, budgeting, and proper tax management. Each product subscription includes a core set of trading tools/research along with the personal finance management suite to provide an individual with complete access to the information necessary to cultivate and manage his or her financial situation. In addition to our education subscriptions, through our agreement with a third party, iGenius is able to sell cryptocurrency packages to its global customer base. Through our multi-level marketing model, we reward our distributors with commissions under a standard bonus plan that allows for discretionary bonuses based on performance.

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

SAFETek, LLC operates in the high-speed processing computing space and utilizes next generation processing technologies to focus on artificial intelligence, data mining and blockchain technologies. SAFETek, LLC’s processing operation can be used for any of the following intense processing activities: protein folding, CGI rendering, Game Streaming, Machine & Deep Learning, Mining, Independent Financial Verification, and general high-speed computing. Key trending markets for Data Computation include Internet of Things, Smart Homes, smart cities, smart devices, Artificial Intelligence, blockchain technology, Virtual Reality, 3D animation, and health technology data to name a few. SAFETek has deployed a large-scale processing operation that is currently dedicated to high speed BTC mining operations. SAFETek has recently established a research, development and repair facility dedicated to repairing, improving and refurbishing high speed mining processors.

Apex Tek, LLC was the entity responsible for sales of the APEX program. Launched in September 2019, the APEX product pack included hardware, firmware, software and insurance that was purchased and then leased to SAFETek LLC. We have currently ceased selling the APEX package and bought back all leases associated with the business. There are currently no operations or activity in Apex Tek, LLC.

United Games, LLC, United League, LLC, and Investment Tools & Training, LLC have had no operations and will be restructured or eliminated. Investview Financial Group Holdings, LLC, and Investview MTS, LLC, will be used in conjunction with our anticipated acquisitions of SSA Technologies LLC, an entity that owns and operates LevelX Capital LLC, a FINRA registered broker-dealer and LevelX Advisors LLC, a registered investment advisor, as well as MPower Trading Systems LLC, the developer and owner of Prodigio, a proprietary software-based trading platform with applications in the brokerage industry, respectively.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations (Regulation S-X) of the Securities and Exchange Commission (the “SEC”) and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the three months ended June 30, 2021, are not necessarily indicative of the operating results that may be expected for the year ending March 31, 2022. These unaudited condensed consolidated financial statements should be read in conjunction with the March 31, 2021 consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended March 31, 2021.

INVESTVIEW, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 30, 2021

(Unaudited)

Principles of Consolidation

The consolidated financial statements include the accounts of Investview, Inc., and our wholly owned subsidiaries: iGenius, LLC, Kuvera France S.A.S., Apex Tek, LLC, SAFETek, LLC, S.A.F.E. Management, LLC, United Games, LLC, United League, LLC, Investment Tools & Training, LLC, iGenius Global LTD, Investview Financial Group Holdings, LLC, and Investview MTS, LLC. All intercompany transactions and balances have been eliminated in consolidation.

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

The following rates were used to translate the accounts of Kuvera France S.A.S. into USD at the following balance sheet dates.

	June 30, 2020	March 31, 2021
Euro to USD	1.18560	1.17260

The following rates were used to translate the accounts of Kuvera France S.A.S. into USD for the following operating periods.

	Three Months Ended June 30,
	2021	2020
Euro to USD	1.20488	1.10160

Restricted Cash

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the balance sheet that sum to the total of the same such amounts shown in the statement of cash flows.

	June 30, 2021	March 31, 2021
Cash and cash equivalents	$13,622,302	$5,389,654
Restricted cash, current	819,338	498,020
Restricted cash, long term	1,211,954	774,153
Total cash, cash equivalents, and restricted cash shown on the statement of cash flows	$15,653,594	$6,661,827

INVESTVIEW, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 30, 2021

(Unaudited)

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

Fixed assets were made up of the following at each balance sheet date:

	Estimated Useful Life (years)	June 30, 2021	March 31, 2021
Furniture, fixtures, and equipment	10	$52,678	$12,792
Computer equipment	3	10,386	22,528
Leasehold improvements	Remaining Lease Term	19,172	-
Data processing equipment	3	8,310,739	8,310,739
		8,392,975	8,346,059
Accumulated depreciation		(3,164,651)	(2,485,269)
Net book value		$5,228,324	$5,860,790

Total depreciation expense for the three months ended June 30, 2021 and 2020, was $694,044 and $377,582, respectively.

Long-Lived Assets – Intangible Assets & License Agreement

We account for our cryptocurrencies, intangible assets and long-term license agreement in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Subtopic 350-30, General Intangibles Other Than Goodwill, and ASC Subtopic 360-10-05, Accounting for the Impairment or Disposal of Long-Lived Assets. ASC Subtopic 350-30 requires assets to be measured based on the fair value of the consideration given or the fair value of the assets (or net assets) acquired, whichever is more clearly evident and, thus, more reliably measurable. Our cryptocurrencies are deemed to have an indefinite useful life; therefore, amounts are not amortized, but rather are assessed for impairment as further discussed in our impairment policy. Under ASC Subtopic 350-30 any intangible asset with a useful life is required to be amortized over that life and the useful life is to be evaluated every reporting period to determine whether events or circumstances warrant a revision to the remaining period of amortization. If the estimate of useful life is changed the remaining carrying amount of the intangible asset is amortized prospectively over the revised remaining useful life. Costs of internally developing, maintaining, or restoring intangible assets are recognized as an expense when incurred.

We hold cryptocurrency-denominated assets and include them in our consolidated balance sheet as other assets. The value of our cryptocurrencies as of June 30, 2021 and March 31, 2021 were $6,939,775 ($5,826,252 current and $1,113,523 restricted long term) and $4,774,478 ($4,679,256 current and $95,222 restricted long term), respectively. Cryptocurrencies purchased or received for payment from customers are recorded in accordance with ASC 350-30 and cryptocurrencies awarded to the Company through its mining activities ($8,371,562 and $1,342,546 for the three months ended June 30, 2021 and 2020, respectively) are accounted for in connection with the Company’s revenue recognition policy. The use of cryptocurrencies is accounted for in accordance with the first in first out method of accounting. For the three months ended June 30, 2021 and 2020 we recorded realized gains (losses) on our cryptocurrency transactions of $(1,282,970) and $91,486, respectively.

In June of 2018 we purchased United Games, LLC and United League, LLC and recorded the transaction as a business combination. Intangible assets acquired in the business combination were recorded at fair value on the date of acquisition and were being amortized on a straight-line method over their estimated useful lives. The intangible assets were impaired during the year ended March 31, 2021 due to a lack of recoverability, therefore we had no intangible assets as of June 30, 2021 and March 31, 2021. Amortization expense for the three months ended June 30, 2021 and 2020 was $0 and $43,169, respectively.

INVESTVIEW, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 30, 2021

(Unaudited)

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

During the three months ended June 30, 2021 and 2020 no impairment was recognized.

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

Our financial instruments consist of cash, accounts receivable, accounts payable, and debt. We have determined that the book value of our outstanding financial instruments as of June 30, 2021 and March 31, 2021, approximates the fair value due to their short-term nature or interest rates that approximate prevailing market rates.

Items recorded or measured at fair value on a recurring basis in the accompanying consolidated financial statements consisted of the following items as of June 30, 2021:

	Level 1	Level 2	Level 3	Total
Total Assets	$-	$-	$-	$-

Derivative liability	$-	$-	$187,783	$187,783
Total Liabilities	$-	$-	$187,783	$187,783

INVESTVIEW, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 30, 2021

(Unaudited)

Items recorded or measured at fair value on a recurring basis in the accompanying consolidated financial statements consisted of the following items as of March 31, 2021:

	Level 1	Level 2	Level 3	Total
Total Assets	$-	$-	$-	$-

Derivative liability	$-	$-	$307,067	$307,067
Total Liabilities	$-	$-	$307,067	$307,067

Revenue Recognition

Subscription Revenue

The majority of our revenue is generated by subscription sales and payment is received at the time of purchase. We recognize subscription revenue in accordance with ASC 606-10 where revenue is measured based on a consideration specified in a contract with a customer and recognized when we satisfy the performance obligation specified in each contract. Our performance obligation is to provide services over a fixed subscription period; therefore, we recognize revenue ratably over the subscription period and deferred revenue is recorded for the portion of the subscription period subsequent to each reporting date. Additionally, we offer a 10-day trial period to first time subscription customers, during which a full refund can be requested if a customer does not wish to continue with the product. Revenues are deferred during the trial period as collection is not probable until that time has passed. Revenues are presented net of refunds, sales incentives, credits, and known and estimated credit card chargebacks. As of June 30, 2021 and March 31, 2021 and 2020 our deferred revenues were $2,235,980 and $1,561,188, respectively.

Mining Revenue

Through our wholly owned subsidiary, SAFETek, LLC, we leased equipment under a sales-type lease through June of 2020. In June of 2020 we cancelled all leases and purchased all of the rights and obligations under the leases, which included obtaining ownership of all equipment. We use the equipment on blockchain networks to validate and add blocks of transactions to blockchain ledgers (commonly referred to as “mining”). As compensation for mining, we are issued fees from processors and/or block rewards that are newly created cryptocurrency units granted to us. Our mining activities constitute our ongoing major and central operations of SAFETek, LLC. Because we do not have contracts, nor do we have customers associated with our mining revenue, we recognize revenue when fees and/or rewards are settled, or ultimately granted to us as a result of our mining activities.

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

We recognize cryptocurrency revenue in accordance with ASC 606-10 where revenue is measured based on a consideration specified in a contract with a customer and recognized when we satisfy the performance obligation specified in each contract. Our performance obligation is to arrange for the third-parties to provide coin and protection (if applicable) to our customers and payment is received from our customers at the time of order placement. All customers are given two weeks to request a refund, therefore we record a customer advance on our balance sheet upon receipt of payment. After the two weeks have passed from order placement, we request our third-party suppliers to deliver coin and protection (if applicable), at which time we recognize revenue and the amounts due to our suppliers on our books. As of June 30, 2021 and March 31, 2021 our customer advances related to cryptocurrency revenue were $430,097 and $2,067,313, respectively.

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

INVESTVIEW, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 30, 2021

(Unaudited)

Revenue generated for the three months ended June 30, 2021 is as follows:

	Subscription Revenue	Cryptocurrency Revenue	Mining Revenue	Fee Revenue	Total
Gross billings/receipts	$11,532,061	$15,875,577	$8,371,562	$-	$35,779,200
Refunds, incentives, credits, and chargebacks	(682,364)	-	-	-	(682,364)
Amounts paid to supplier	-	(9,470,271)	-	-	(9,470,271)
Net revenue	$10,849,697	$6,405,306	$8,371,562	$-	$25,626,565

For the three months ended June 30, 2021 foreign and domestic revenues were approximately $11.8 million and $13.8 million, respectively.

Revenue generated for the three months ended June 30, 2020 is as follows:

	Subscription Revenue	Cryptocurrency Revenue	Mining Revenue	Fee Revenue	Total
Gross billings/receipts	$4,559,960	$-	$1,342,546	$4,013	$5,906,519
Refunds, incentives, credits, and chargebacks	(316,703)	-	-	-	(316,703)
Amounts paid to supplier	-	-	-	-	-
Net revenue	$4,243,257	$-	$1,342,546	$4,013	$5,589,816

For the three months ended June 30, 2020 foreign and domestic revenues were approximately $4.0 million and $1.6 million, respectively.

Net Income (Loss) per Share

We follow ASC subtopic 260-10, Earnings per Share (“ASC 260-10”), which specifies the computation, presentation, and disclosure requirements of earnings per share information. Basic loss per share has been calculated based upon the weighted average number of common shares outstanding. Diluted earnings (loss) per share reflect the potential dilution that could occur if stock options or other contracts to issue common stock were exercised or converted during the period. Dilutive securities having an anti-dilutive effect on diluted earnings per share are excluded from the calculation.

Potentially dilutive securities excluded from the computation of diluted net loss per share are as follows:

	June 30, 2021	June 30, 2020
Options to purchase common stock	-	-
Warrants to purchase common stock	-	-
Notes convertible into common stock	-	180,609,479
Totals	-	180,609,479

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

AS OF JUNE 30, 2021

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

NOTE 4 – RELATED-PARTY TRANSACTIONS

Our related-party payables consisted of the following:

	June 30, 2021	March 31, 2021
Convertible Promissory Note entered into on 4/27/20, net of debt discount of $1,147,289 as of June 30, 2021 [1]	$152,711	$120,318
Convertible Promissory Note entered into on 5/27/20, net of debt discount of $622,887 as of June 30, 2021 [2]	77,113	59,525
Convertible Promissory Note entered into on 11/9/20, net of debt discount of $1,212,356 as of June 30, 2021 [3]	87,644	53,414
Accounts payable – related party [4]	30,000	60,000
Notes for APEX lease buyback [5]	-	43,000
Promissory note entered into on 12/15/20, net of debt discount of $349,660 as of March 31, 2021 [6]	110,340	125,838
Convertible Promissory Note entered into on 3/30/21, net of debt discount of $1,159,315 as of March 31, 2021 [7]	410,219	4,459
Working Capital Promissory Note entered into on 3/22/21	600,084	-
Total related-party debt	1,468,111	466,554
Less: Current portion	(1,150,643)	(233,296)
Related-party debt, long term	$317,468	$233,258

[1]	On April 27, 2020 we received proceeds of $1,300,000 from DBR Capital, LLC, an entity controlled by members of our Board of Directors, and entered into a convertible promissory note. The note is secured by shares held by officers and majority shareholders of the Company. The note bears interest at 20% per annum, payable monthly, and the principal is due and payable on April 27, 2030. Per the original terms of the agreement the note was convertible into common stock at a conversion price of $0.01257 per share, which was amended on November 9, 2020 to reduce the conversion price to $0.007 per share. At inception we recorded a beneficial conversion feature and debt discount of $1,300,000. During the three months ended June 30, 2021 we recognized $32,393 of the debt discount into interest expense, as well as expensed an additional $65,004 of interest expense on the note, all of which was repaid during the period.

INVESTVIEW, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 30, 2021

(Unaudited)

[2]	On May 27, 2020 we received proceeds of $700,000 from DBR Capital, LLC, an entity controlled by members of our Board of Directors, and entered into a convertible promissory note. The note is secured by shares held by officers and majority shareholders of the Company. The note bears interest at 20% per annum, payable monthly, and the principal is due and payable on April 27, 2030. Per the original terms of the agreement the note was convertible into common stock at a conversion price of $0.01257 per share, which was amended on November 9, 2020 to reduce the conversion price to $0.007 per share. At inception we recorded a beneficial conversion feature and debt discount of $700,000. During the three months ended June 30, 2021 we recognized $17,588 of the debt discount into interest expense as well as expensed an additional $35,001 of interest expense on the note, all of which was repaid during the period.
[3]	On November 9, 2020 we received proceeds of $1,300,000 from DBR Capital, LLC, an entity controlled by members of our Board of Directors, and entered into a convertible promissory note. The note is secured by shares held by officers and majority shareholders of the Company. The note bears interest at 38.5% per annum, made up of a 25% interest rate per annum and a facility fee of 13.5% per annum, payable monthly beginning February 1, 2021, and the principal is due and payable on April 27, 2030. Per the terms of the agreement the note is convertible into common stock at a conversion price of $0.007 per share. At inception we recorded a beneficial conversion feature and debt discount of $1,300,000. During the nine months ended December 31, 2020 we recognized $34,230 of the debt discount into interest expense as well as expensed an additional $125,124 of interest expense on the note, none of which was repaid during the period.
[4]	In August of 2020 we repurchased 106,000,000 shares of our common stock from CR Capital Holdings, LLC, a shareholder that previously owned over 10% of our outstanding stock and has owners that used to be members of our executive management team, for $120,000. We agreed to pay $10,000 per month for the repurchase, therefore during the three months ended June 30, 2021 we repaid $30,000 of the debt.
[5]	During the year ended March 31, 2020 we sold 83 APEX units to related parties which included the sale of high powered data processing equipment, which they then leased back to us. In September of 2020, our board of directors voted to approve a buyback program wherein all APEX purchasers were offered a promissory note in exchange for cancellation of the lease and our purchase of all rights and obligations under the lease. At that time, we agreed to pay our related parties $237,720 in exchange for all rights and obligations under the APEX lease. After the buyback we repaid our related parties $112,720 in cash and extinguished $82,000 of the amount owed with the issuance of BTC, therefore as of March 31, 2021 we owed related parties $43,000 as a result of the APEX buyback program. During the three months ended June 30, 2021 we repaid $43,000 to extinguish the debt in full.
[6]	On December 15, 2020 we received proceeds of $154,000 from Wealth Engineering, an entity controlled by members of our management team and Board of Directors, and entered into a promissory note for $600,000. The term of the note requires monthly repayments of $20,000 per month for 30 months. At inception we recorded a debt discount of $446,000 representing the difference between the cash received and the total amount to be repaid. During the three months ended June 30, 2021 we recognized $44,502 of the debt discount into interest expense and repaid $60,000 of the debt.
[7]	Effective March 30, 2021 we restructured a $1,000,000 promissory note with $200,000 of accrued interest, along with a $350,000 short-term advance, with Joseph Cammarata, our Chief Executive Officer. The new note has a principal balance of $1,550,000, has a 5% interest rate, and is convertible at $0.02 per share. As a result of the fixed conversion price we recorded a beneficial conversion feature and debt discount of $1,550,000, which was equal to the face value of the note. During the three months ended June 30, 2021 we recognized $386,438 of the debt discount into interest expense as well as expensed $19,322 of interest expense on the new debt.
[8]	On March 22, 2021, Investview, Inc., entered into Securities Purchase Agreements to purchase 100% of the business and/or outstanding equity interests of SSA Technologies LLC (“SSA”), an entity that owns and operates a FINRA-registered broker-dealer, and MPower Trading Systems LLC (“MPower”), the developer and owner of Prodigio, a proprietary software-based trading platform with applications within the brokerage industry. Each of SSA and MPower are controlled by persons who have an interest in Investview; with Joseph Cammarata, our Chief Executive Officer, being the majority owner of SSA Technologies, and James Bell and David Rothrock, two of our directors, being the managers and majority owners of MPower. Commencing upon execution of the agreements and through the closing of the transactions, we agreed to provide certain transition service arrangements to SSA and MPower. In connection with the transactions, we entered into a Working Capital Promissory Note with SSA under which SSA will advance up to $1,500,000 before the end of 2021. The note will be due and payable by January 31, 2022, will bear interest at the rate of 0.11% per annum, and will be secured by the pledge of 12,000,000 shares of our common stock. During the three months ended June 30, 2021 we received proceeds of $600,000 from the Working Capital Promissory note and recognized $84 of interest expense.

INVESTVIEW, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 30, 2021

(Unaudited)

In addition to the above related party debt transactions that were outstanding as of June 30, 2021 and March 31, 2021, during the three months ended June 30, 2021 we obtained a short-term advance of $100,000 from Wealth Engineering, an entity controlled by members of our management team and Board of Directors, and repaid the amount in full.

In addition to the above-mentioned related-party lending arrangements, during the three months ended June 30, 2021 we sold cryptocurrency packages to related parties for gross proceeds of $1,000, we paid related parties $1,597,540 worth of commissions, we paid consulting fees to related parties of $130,490, and made dividend payments to related parties of $1,625.

NOTE 5 – DEBT

Our debt consisted of the following:

	June 30, 2021	March 31, 2021
Short-term advance received on 8/31/18 [1]	$5,000	$5,000
Note issued under the Paycheck Protection Program on 4/17/20 [2]	511,377	510,118
Loan with the U.S. Small Business Administration dated 4/19/20 [3]	522,346	517,671

Long term notes for APEX lease buyback [3]	13,950,563	14,795,145
Total debt	14,989,286	15,827,934
Less: Current portion [12]	(3,027,013)	(3,143,513)
Debt, long term portion	$11,962,273	$12,684,421

[1]	In August 2018, we received a $75,000 short-term advance. The advance is due on demand, has no interest rate, and is unsecured. During the three months ended June 30, 2021 we made no repayments on the debt.
[2]	In April 2020 we received $505,300 in proceeds from the Paycheck Protection Program as established by the CARES Act as a result of a Note entered into with the U.S. Small Business Administration (“SBA”). The note has an interest rate of 1% and matures on April 1, 2022, however, under the terms of the CARES Act the loan may be forgiven if funds are used for qualifying expenses. Under the original note we were required to make monthly payments beginning November 1, 2020, however, the SBA extended the deferral period to 10 months and prior to the payments coming due we applied for loan forgiveness with the SBA, which is still under review. As no loan payments are due during the SBA review process we have made no payments on the note to date. During the three months ended June 30, 2021 we recorded $1,259 worth of interest on the loan.
[3]	In April 2020 we received proceeds of $500,000 from a loan entered into with the U.S. Small Business Administration. Under the terms of the loan interest is to accrue at a rate of 3.75% per annum and installment payments of $2,437 monthly will begin twelve months from the date of the loan, with all interest and principal due and payable thirty years from the date of the loan. During the three months ended June 30, 2021 we recorded $4,675 worth of interest on the loan.
[4]	During the year ended March 31, 2021 we entered into notes with third parties for $19,089,500 in exchange for the cancellation of APEX leases previously entered into, which resulted in our purchase of all rights and obligations under the leases. We agreed to settle a portion of the debt during the year ended March 31, 2021, at a discount to the original note terms offered, by making lump sum payments, issuing shares of our common stock, issuing shares of our preferred stock, and issuing cryptocurrency. The remaining notes are all due December 31, 2024 and have a fixed monthly payment that is equal to 75% of the face value of the note, divided by 48 months. The monthly payments began the last day of January 2021 and continue until December 31, 2024 when the last monthly payment will be made, along with a balloon payment equal to 25% of the face value of the note, to extinguish the debt. During the three months ended June 30, 2021 we repaid a portion of the debt with cash payments of $348,941 and issuances of cryptocurrency valued at $495,641.

NOTE 6 – DERIVATIVE LIABILITY

During the three months ended June 30, 2021, we had the following activity in our derivative liability account:

	Debt	Warrants	Total
Derivative liability at March 31, 2021	$-	$307,067	$307,067
Derivative liability recorded on new instruments	-	127,520	127,520
Derivative liability reduced by warrant exercise (see NOTE 7)	-	(10,156)	(10,156)
(Gain) loss on fair value	-	(236,648)	(236,648)
Derivative liability at December 31, 2020	$-	$187,783	$187,783

INVESTVIEW, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 30, 2021

(Unaudited)

We use the binomial option pricing model to estimate fair value for those instruments convertible into common stock, at inception, at conversion or settlement date, and at each reporting date. During the three months ended June 30, 2021, the assumptions used in our binomial option pricing model were in the following range:

	Debt	Warrants
Risk free interest rate	n/a	0.79 - 0.87%
Expected life in years	n/a	4.09 - 5.00
Expected volatility	n/a	208% - 260%

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

During the year ended March 31, 2021 we commenced a security offering to sell a total of 2,000,000 units at $25 per unit (“Unit Offering”), such that each unit consisted of: (i) one share of our newly authorized Series B Preferred Stock and (ii) five warrants each exercisable to purchase one share of common stock at an exercise price of $0.10 per warrant share. Each Warrant offered is immediately exercisable on the date of issuance, will expire 5 years from the date of issuance, and its value has been classified as a fair value liability due to the terms of the instrument (see NOTE 6).

During the three months ended June 30, 2021 we sold 98,875 units for a total of $2,471,875: 97,669 units for cash proceeds of $2,441,725 and 1,206 units for bitcoin proceeds of $30,150. In conjunction with the sale of the units we issued 98,875 shares of Series B Preferred Stock and granted 494,375 warrants during the period.

Preferred Stock Dividends

During the three months ended June 30, 2021 we recorded $204,835 for the cumulative cash dividends due to the shareholders of our Series B Preferred Stock. We made payments of $82,107 in cash and issued $38,383 worth of cryptocurrency to reduce the amounts owed. As a result, we recorded $219,290 as a dividend liability on our balance sheet as of June 30, 2021.

Common Stock Transactions

During the three months ended June 30, 2021, we issued 11,500,000 shares of common stock for services and compensation and recognized a total of $989,391 in stock-based compensation based on grant date fair values and vesting terms of the awards granted in the current and prior periods. We also issued 64,340 shares of common stock as a result of warrants exercised, resulting in proceeds of $6,434.

As of June 30, 2021 and March 31, 2021, we had 2,994,045,669 and 2,982,481,329 shares of common stock issued and outstanding, respectively.

Warrants

During the three months ended June 30, 2021 we granted 494,375 warrants in conjunction with our Unit Offering. The warrants, valued at $127,683, are classified as a derivative liability on our balance sheet in accordance with ASC 480, Distinguishing Liabilities from Equity, based on the warrants terms that indicate a fundamental transaction could give rise to an obligation for us to pay cash to our warrant holders (see NOTE 6). Also during the three months ended June 30, 2021, 64,340 warrants were exercised in exchange for common shares, resulting in cash proceeds of $6,434 and a reduction in our derivative liabilities of $10,156.

INVESTVIEW, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 30, 2021

(Unaudited)

Transactions involving our warrants are summarized as follows:

		Weighted
	Number of	Average
	Shares	Exercise Price
Warrants outstanding at March 31, 2021	766,585	$0.10
Granted	494,375	$0.10
Canceled/Expired	-	$-
Exercised	(64,340)	$-
Warrants outstanding at June 30, 2021	1,196,620	$0.10

Details of our warrants outstanding as of June 30, 2021 is as follows:

Exercise Price	Warrants Outstanding	Warrants Exercisable	Weighted Average Contractual Life (Years)
$0.10	1,196,620	1,196,620	4.64

NOTE 9 – COMMITMENTS AND CONTINGENCIES

Litigation

In the ordinary course of business, we may be, or have been, involved in legal proceedings from time to time. During the three months ended June 30, 2021 we were not involved in any material legal proceedings.

NOTE 10 – OPERATING LEASE

In August 2019 we entered an operating lease for office space in Eatontown, New Jersey (the “Eatontown Lease”), in September 2019 we entered an operating lease for office space in Kaysville, Utah (the “Kaysville Lease”), and in May 2021 we entered an operating lease for office space in Conroe, Texas (the “Conroe Lease”). We have the option to extend the three year lease term of the Eatontown Lease for a period of one year. In addition, we are obligated to pay twelve monthly installments to cover an annual utility charge of $1.75 per rentable square foot for electric usage within the demised premises. As the lessor has the right to digitally meter and charge us accordingly, these payments were deemed variable and will be expensed as incurred. During the three months ended June 30, 2021 the variable lease costs amounted to $831. At commencement of the Eatontown Lease, right-of-use assets obtained in exchange for new operating lease liabilities amounted to $110,097. At commencement of the Kaysville Lease, right-of-use assets obtained in exchange for new operating lease liabilities amounted to $21,147. On September 30, 2020, the Kaysville Lease expired and as of October 1, 2020, the Company began leasing the property located in Kaysville on a month-to-month basis. At commencement of the Conroe Lease, right-of-use assets obtained in exchange for new operating lease liabilities amounted to $174,574. We have the option to extend the 24-month term of the Conroe Lease for three additional terms of 24 months.

Operating lease expense was $26,323 for the three months ended June 30, 2021. Operating cash flows used for the operating leases during the three months ended June 30, 2021 was $12,000. As of June 30, 2021, the weighted average remaining lease term was 1.80 years and the weighted average discount rate was 12%.

Future minimum lease payments under non-cancellable leases as of June 30, 2021were as follows:

Remainder of 2021	$122,700
2022	115,600
2023	16,000
Total	254,300
Less: Interest	(27,197)
Present value of lease liability	227,103
Operating lease liability, current [1]	(147,600)
Operating lease liability, long term	$79,503

[1]	Represents lease payments to be made in the next 12 months.

NOTE 11 – SUBSEQUENT EVENTS

In accordance with ASC Topic 855, Subsequent Events, we have evaluated subsequent events through the date of this filing and have determined that there are no subsequent events that require disclosure.

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

Business Overview

Investview, Inc. (“we”, “our”, the “Company”) is a publicly traded diversified financial technology company with the symbol OTCQB:INVU. We operate through our family of wholly owned subsidiaries to provide dynamic financial education, diversified investment tools, global market research, self-directed brokerage services, institutional trade execution services, innovative advisory services (RIA, CTA), codeless algorithmic trading technologies, crypto mining, optimization, and repair solutions, and adaptive blockchain technologies.

Investview, Inc., under the leadership of CEO Joseph Cammarata, has spent the majority of fiscal 2021 establishing the company as a FINTECH provider of services. The Company’s objective is to provide a suite of offerings that advance financial technology initiatives in the personal finance, global markets, high speed processing and decentralized finance.

Our largest subsidiary is iGenius, LLC which delivers financial education, technology and research to individuals, as well as cryptocurrency packages, through a subscription-based multi-level marketing model. iGenius, LLC provides research, education, and investment tools designed to assist the self-directed investor in successfully navigating the financial markets. These services include research, trade alerts, and live trading rooms that include instruction in equities, options, FOREX, ETFs, binary options, crowdfunding and cryptocurrency sector education. In addition to trading tools and research, we also offer full education and software applications to assist the individual in debt reduction, increased savings, budgeting, and proper tax management. Each product subscription includes a core set of trading tools and research along with the personal finance management suite to provide an individual with complete access to the information necessary to cultivate and manage their financial situation. iGenius operations are located at Salt Lake City, Utah and more information can be found at igeniusglobal.com.

Kuvera France S.A.S. was our entity in France and iGenius Global LTD is our entity in Northern Ireland. These entities were responsible for distributing our products and services throughout the European Union. Kuvera France S.A.S. was closed in June of 2021.

S.A.F.E. Management, LLC (“SAFE”) is a Registered Investment Adviser and Commodity Trading Adviser that has been established to deliver automated trading strategies to individuals who find they lack the time to trade for themselves. SAFE is committed to bringing innovative trade methodologies, strategies and algorithms for all worldwide financial markets. SAFE is a state registered investment adviser and Commodity Trading Advisor with operations are located in our Eatontown, New Jersey Corporate Finance location. More information regarding S.A.F.E. Management, LLC can be found at safeadvglobal.com. SAFE will be joining the Investview Financial Group Holdings companies as we finalize the acquisition of SSA Technologies and MPower.

SAFETek, LLC (“SAFETek”) operates in the high-speed processing computing space and utilizes next generation processing technologies to focus on artificial intelligence, data mining and blockchain technologies. SAFETek’s processing operation can be used for any of the following intense processing activities: protein folding, CGI rendering, Game Streaming, Machine & Deep Learning, Mining, Independent Financial Verification, and general high-speed computing. Key trending markets for Data Computation include Internet of Things, Smart Homes, smart cities, smart devices, Artificial Intelligence, blockchain technology, Virtual Reality, 3D animation, and health technology data to name a few. SAFETek has deployed a large-scale processing operation that is currently dedicated to high speed BTC mining operations. SAFETek has recently established a Texas based research, development and repair facility dedicated to repairing, improving and refurbishing high speed mining processors.

Apex Tek, LLC was the entity responsible for sales of the APEX program. Launched in September 2019, the APEX product pack included hardware, firmware, software and insurance that was purchased and then leased to SAFETek, LLC. We have currently ceased selling the APEX package and bought back all leases associated with the business. There are currently no operations or activity in Apex Tek, LLC.

United Games, LLC, United League, LLC, and Investment Tools & Training, LLC have had no operations and will be restructured or eliminated. Investview Financial Group Holdings, LLC, and Investview MTS, LLC, will be used in conjunction with our anticipated acquisitions of SSA Technologies LLC, an entity that owns and operates LevelX Capital LLC, a FINRA registered broker-dealer and LevelX Advisors LLC, a registered investment advisor, as well as MPower Trading Systems LLC, the developer and owner of Prodigio, a proprietary software-based trading platform with applications in the brokerage industry, respectively.

Results of Operations

Three Months Ended June 30, 2021 Compared to Three Months Ended June 30, 2020

Revenues

We recorded net revenue of $25,626,565 for the three months ended June 30, 2021, which was an increase of $20,036,749 or 658%, from the prior period net revenue of $5,589,816. The increase can be explained by an increase of Bitcoin value, a 114% increase in active Bitcoin miners, the introduction of NDAU, the world’s first adaptive digital currency product and improvements to our iGenius product offerings and distribution in new markets.

Our gross billings increased by 506%, or $29,872,681, to $35,779,200 in the three months ended June 30, 2021, versus $5,906,519 in the three months ended June 30, 2020, as a result of the activity noted above.

Operating Costs and Expenses

We recorded operating costs and expenses of $15,089,115 for the three months ended June 30, 2021, which was an increase of $6,492,501, or 76%, from the prior period’s operating costs and expenses of $8,596,614. The increase can be explained, in general, by the growth of our operations and increases in our revenue. Specifically, there was an increase in our cost of sales and service of $1,273,828, or 140%, from $912,324 for the three months ended June 30, 2020, to $2,186,152 for the three months ended June 30, 2021, and there was an increase in our commissions of $5,408,590, or 160%, from $3,373,831 for the three months ended June 30, 2020, to $8,782,421 for the three months ended June 30, 2021. The increase in cost of sales and service was a result of mining costs incurred in the current period as it related to the increase in mining revenue and the increase in commissions was a result of the increase in subscription revenue.

Other Income and Expenses

We recorded other income (expense) of $(1,761,603) for the three months ended June 30, 2021, which was a difference of $144,401, or 8%, from the prior period other income (expense) of $(1,906,004). The change is due a decrease in interest expense from $2,247,098 in the three months ended June 30, 2020 compared to interest expense of $5,934 in the three months ended June 30, 2021, offset by the $1,374,456 difference between recording a realized gain on cryptocurrency of $91,486 for the three months ended June 30, 2020 versus recording a realized loss on cryptocurrency of $1,282,970 for the three months ended June 30, 2021. The decrease in the interest expense from the prior period was due to our efforts to restructure debt and payoff high-interest borrowings and the change in the realized gain (loss) on cryptocurrency was simply due to the change in market value of cryptocurrency from the point at which we obtain the digital coins versus when we use the digital coins.

Liquidity and Capital Resources

During the three months ended June 30, 2021, we recorded net income of $8,567,823, generated $6,764,171 in cash through our operating activities, and generated $2,289,982 through financing activities. We used this cash to fund operations and fund the purchase of $61,578 worth of fixed assets. As a result, our cash, cash equivalents, and restricted cash increased by $8,991,767 to $15,653,594 as compared to $6,661,827 at the beginning of the fiscal year.

As of June 30, 2021, our current assets exceeded our current liabilities to result in working capital of $12,359,439, which was an increase from the working capital of $2,005,538 as of March 31, 2021.

Critical Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations (Regulation S-X) of the Securities and Exchange Commission (the “SEC”) and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the three months ended June 30, 2021, are not necessarily indicative of the operating results that may be expected for the year ending March 31, 2022. These unaudited condensed consolidated financial statements should be read in conjunction with the March 31, 2021 consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended March 31, 2021.

Principles of Consolidation

The consolidated financial statements include the accounts of Investview, Inc., and our wholly owned subsidiaries: iGenius, LLC, Kuvera France S.A.S., Apex Tek, LLC, SAFETek, LLC, S.A.F.E. Management, LLC, United Games, LLC, United League, LLC, Investment Tools & Training, LLC, iGenius Global LTD, Investview Financial Group Holdings, LLC, and Investview MTS, LLC. All intercompany transactions and balances have been eliminated in consolidation.

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

Revenue Recognition

Subscription Revenue

The majority of our revenue is generated by subscription sales and payment is received at the time of purchase. We recognize subscription revenue in accordance with ASC 606-10 where revenue is measured based on a consideration specified in a contract with a customer and recognized when we satisfy the performance obligation specified in each contract. Our performance obligation is to provide services over a fixed subscription period; therefore, we recognize revenue ratably over the subscription period and deferred revenue is recorded for the portion of the subscription period subsequent to each reporting date. Additionally, we offer a 10-day trial period to first time subscription customers, during which a full refund can be requested if a customer does not wish to continue with the product. Revenues are deferred during the trial period as collection is not probable until that time has passed. Revenues are presented net of refunds, sales incentives, credits, and known and estimated credit card chargebacks. As of June 30, 2021 and March 31, 2021 and 2020 our deferred revenues were $2,235,980 and $1,561,188, respectively.

Mining Revenue

Through our wholly owned subsidiary, SAFETek, LLC, we leased equipment under a sales-type lease through June of 2020. In June of 2020 we cancelled all leases and purchased all of the rights and obligations under the leases, which included obtaining ownership of all equipment. We use the equipment on blockchain networks to validate and add blocks of transactions to blockchain ledgers (commonly referred to as “mining”). As compensation for mining, we are issued fees from processors and/or block rewards that are newly created cryptocurrency units granted to us. Our mining activities constitute our ongoing major and central operations of SAFETek, LLC. Because we do not have contracts, nor do we have customers associated with our mining revenue, we recognize revenue when fees and/or rewards are settled, or ultimately granted to us as a result of our mining activities.

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

We recognize cryptocurrency revenue in accordance with ASC 606-10 where revenue is measured based on a consideration specified in a contract with a customer and recognized when we satisfy the performance obligation specified in each contract. Our performance obligation is to arrange for the third-parties to provide coin and protection (if applicable) to our customers and payment is received from our customers at the time of order placement. All customers are given two weeks to request a refund, therefore we record a customer advance on our balance sheet upon receipt of payment. After the two weeks have passed from order placement, we request our third-party suppliers to deliver coin and protection (if applicable), at which time we recognize revenue and the amounts due to our suppliers on our books. As of June 30, 2021 and March 31, 2021 our customer advances related to cryptocurrency revenue were $430,097 and $2,067,313, respectively.

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

Revenue generated for the three months ended June 30, 2021 is as follows:

	Subscription Revenue	Cryptocurrency Revenue	Mining Revenue	Fee Revenue	Total
Gross billings/receipts	$11,532,061	$15,875,577	$8,371,562	$-	$35,779,200
Refunds, incentives, credits, and chargebacks	(682,364)	-	-	-	(682,364)
Amounts paid to supplier	-	(9,470,271)	-	-	(9,470,271)
Net revenue	$10,849,697	$6,405,306	$8,371,562	$-	$25,626,565

For the three months ended June 30, 2021 foreign and domestic revenues were approximately $11.8 million and $13.8 million, respectively.

Revenue generated for the three months ended June 30, 2020 is as follows:

	Subscription Revenue	Cryptocurrency Revenue	Mining Revenue	Fee Revenue	Total
Gross billings/receipts	$4,559,960	$-	$1,342,546	$4,013	$5,906,519
Refunds, incentives, credits, and chargebacks	(316,703)	-	-	-	(316,703)
Amounts paid to supplier	-	-	-	-	-
Net revenue	$4,243,257	$-	$1,342,546	$4,013	$5,589,816

For the three months ended June 30, 2020 foreign and domestic revenues were approximately $4.0 million and $1.6 million, respectively.

Recently Issued Accounting Pronouncements

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

ITEM 4 – CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Accounting Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”) as of the end of the period covered by this Quarterly Report on Form 10-Q. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Our disclosure controls and procedures are designed to provide reasonable, not absolute, assurance that the objectives of our disclosure control system are met. Because of inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within a company have been detected. Our Chief Executive Officer and Chief Accounting Officer have concluded, based on their evaluation as of the end of the period covered by this report, that our disclosure controls and procedures were effective.

Changes in Internal Controls

There were no changes in our internal controls over financial reporting during the fiscal quarter ended June 30, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

N/A

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 – MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5 – OTHER INFORMATION

None.

ITEM 6 – EXHIBITS

The following exhibits are filed as a part of this report:

Exhibit Number*	Title of Document	Location

Item 10	Material Contracts

10.79	Promissory Note in the amount of $1,000,000 with Joe Cammarata, dated January 30, 2020, First Amendment to the $1,000,000 Promissory Note dated January 31, 2020 and Second Amendment to the $1,000,000 Promissory Note dated January 30, 2021	Incorporated by reference to the periodic report on Form 10-Q filed February 26, 2021

10.88	Second Amendment to Amended and Restated Securities Purchase Agreement dated as of November 9, 2020	Incorporated by reference to the Current Report on Form 8K filed on June 2, 2021

10.89	Employment Agreement between Investview, Inc., and Ralph R. Valvano, effective as of June 7, 2021	Incorporated by reference to the Current Report on Form 8K filed on June 9, 2021

10.90	Amendment to Employment Agreement between Investview, Inc., and Jayme McWidener, effective as of June 7, 2021	Incorporated by reference to the Current Report on Form 8K filed on June 9, 2021

Item 31	Rule 13a-14(a)/15d-14(a) Certifications

31.01	Certification of Principal Executive Officer Pursuant to Rule 13a-14	This filing.

31.02	Certification of Principal Financial Officer Pursuant to Rule 13a-14	This filing.

Item 32	Section 1350 Certifications

32.01	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	This filing.

32.02	Certification of Acting Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	This filing.

Item 101***	Interactive Data File

101.INS	XBRL Instance Document	This filing.

101.SCH	XBRL Taxonomy Extension Schema	This filing.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase	This filing.

101.DEF	XBRL Taxonomy Extension Definition Linkbase	This filing.

101.LAB	XBRL Taxonomy Extension Label Linkbase	This filing.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase	This filing.

*	All exhibits are numbered with the number preceding the decimal indicating the applicable SEC reference number in Item 601 and the number following the decimal indicating the sequence of the particular document. Omitted numbers in the sequence refer to documents previously filed as an exhibit.

**	Identifies each management contract or compensatory plan or arrangement required to be filed as an exhibit as required by Item 15(a)(3) of Form 10-K.

***	Users of this data are advised that, pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or Annual Report for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Exchange Act of 1934 and otherwise are not subject to liability.

SIGNATURE PAGE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

INVESTVIEW, INC.

Dated: August 13, 2021	By:	/s/ Joseph Cammarata
Joseph Cammarata
Chief Executive Officer
(Principal Executive Officer)

Dated: August 13, 2021	By:	/s/ Jayme L. McWidener
Jayme L. McWidener
Chief Accounting Officer
(Principal Financial Officer and Accounting Officer)

