Form 10-Q
period 2021-09-30
Investview, Inc.
filed 2021-11-22
CIK 862651

U.S. Securities and Exchange Commission

Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED

September 30, 2021

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of November 12, 2021, there were 2,987,397,303 shares of common stock, $0.001 par value, outstanding.

INVESTVIEW, INC.

Form 10-Q for the Six Months Ended September 30, 2021

Table of Contents

PART I – FINANCIAL INFORMATION	3
ITEM 1 – FINANCIAL STATEMENTS	3
Condensed Consolidated Balance Sheets as of September 30, 2021 (Unaudited) and March 31, 2021	3
Condensed Consolidated Statements of Operations and Other Comprehensive Income (Loss) for the Three and Six Months Ended September 30, 2021 and 2020 (Unaudited)	4
Condensed Consolidated Statements of Stockholders’ Equity (Deficit) for the Three and Six Months Ended September 30, 2021 and 2020 (Unaudited)	5
Condensed Consolidated Statements of Cash Flows for the Six Months Ended September 30, 2021 and 2020 (Unaudited)	6
Notes to Condensed Consolidated Financial Statements as of September 30, 2021 (Unaudited)	7
ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	22
ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	27
ITEM 4 – CONTROLS AND PROCEDURES	27
PART II – OTHER INFORMATION	28
ITEM 1 – LEGAL PROCEEDINGS	28
ITEM 1.A – RISK FACTORS	28
ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	28
ITEM 3 – DEFAULTS UPON SENIOR SECURITIES	28
ITEM 4 – MINE SAFETY DISCLOSURES	28
ITEM 5 – OTHER INFORMATION	28
ITEM 6 – EXHIBITS	28
SIGNATURE PAGE	30

PART I – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

INVESTVIEW, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	March 31,
	2021	2021
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$20,607,138	$5,389,654
Restricted cash, current	819,338	498,020
Prepaid assets	216,569	87,573
Receivables	3,693,569	1,672,310
Other current assets	6,418,431	4,679,256
Total current assets	31,755,045	12,326,813

Fixed assets, net	6,402,182	5,860,790

Other assets:
Restricted cash, long term	1,007,120	774,153
Other restricted assets, long term	115,764	95,222
Operating lease right-of-use asset	318,093	54,125
Deposits	473,598	441,528
Total other assets	1,914,575	1,365,028

Total assets	$40,071,802	$19,552,631

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued liabilities	$3,748,975	$2,719,028
Payroll liabilities	138,436	106,925
Customer advance	870,168	2,067,313
Deferred revenue	2,820,120	1,561,188
Derivative liability	138,637	307,067
Dividend liability	221,739	134,945
Operating lease liability, current	273,364	48,000
Related party payables, net of discounts, current	1,156,987	233,296
Debt, net of discounts, current	2,989,513	3,143,513
Total current liabilities	12,357,939	10,321,275

Operating lease liability, long term	87,245	11,460
Related party payables, net of discounts, long term	401,678	233,258
Debt, net of discounts, long term	9,728,419	12,684,421
Total long term liabilities	10,217,342	12,929,139

Total liabilities	22,575,281	23,250,414

Commitments and contingencies	-	-

Stockholders’ equity (deficit):
Preferred stock, par value: $0.001; 50,000,000 shares authorized, 252,192 and 153,317 issued and outstanding as of September 30, 2021 and March 31, 2021, respectively	252	153
Common stock, par value $0.001; 10,000,000,000 shares authorized; 2,987,397,303 and 2,982,481,329 shares issued and outstanding as of September 30, 2021 and March 31, 2021, respectively	2,987,397	2,982,481
Additional paid in capital	43,830,303	39,376,911
Accumulated other comprehensive income (loss)	(20,739)	(19,057)
Accumulated deficit	(29,300,692)	(46,038,271)
Total stockholders’ equity (deficit)	17,496,521	(3,697,783)

Total liabilities and stockholders’ equity (deficit)	$40,071,802	$19,552,631

The accompanying notes are an integral part of these condensed consolidated financial statements.

INVESTVIEW, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND OTHER COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
	2021	2020	2021	2020

Revenue:
Subscription revenue, net of refunds, incentives, credits, and chargebacks	$14,034,214	$5,255,888	$24,883,911	$9,499,145
Mining revenue	8,338,759	2,493,739	16,710,321	3,836,285
Cryptocurrency revenue, net of fees paid to providers	998,127	-	7,403,433	-
Fee revenue	-	3,710	-	7,723
Total revenue, net	23,371,100	7,753,337	48,997,665	13,343,153

Operating costs and expenses:
Cost of sales and service	2,101,490	1,724,809	4,287,642	2,637,133
Commissions	9,934,991	3,416,713	18,717,412	6,790,544
Selling and marketing	26,484	627,356	66,333	844,940
Salary and related	1,153,402	816,554	2,525,727	2,037,389
Professional fees	132,778	232,062	794,662	659,310
Impairment Expense	140,233	66,645	140,233	66,645
General and administrative	2,478,140	364,826	4,524,624	2,809,618
Total operating costs and expenses	15,967,518	7,248,965	31,056,633	15,845,579

Net income (loss) from operations	7,403,582	504,372	17,941,032	(2,502,426)

Other income (expense):
Gain (loss) on debt extinguishment	21,349	812,111	25,350	829,937
Gain (loss) on fair value of derivative liability	47,017	(20,847)	283,665	326,788
Realized gain (loss) on cryptocurrency	1,651,024	86,427	368,054	177,913
Interest expense	(6,000)	(2,480,067)	(11,934)	(4,727,165)
Interest expense, related parties	(763,791)	(210,805)	(1,523,477)	(389,720)
Other income (expense)	22,168	123,346	68,506	186,408
Total other income (expense)	971,767	(1,689,835)	(789,836)	(3,595,839)

Income (loss) before income taxes	8,375,349	(1,185,463)	17,151,196	(6,098,265)
Income tax expense	(758)	(2,297)	(3,947)	(3,282)

Net income (loss)	8,374,591	(1,187,760)	17,147,249	(6,101,547)

Dividends on Preferred Stock	(204,835)	(52,342)	(409,670)	(52,342)

Net income (loss) applicable to common shareholders	$8,169,756	$(1,240,102)	$16,737,579	$(6,153,889)

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	$(874)	$(4,359)	$(1,682)	$(3,723)
Total other comprehensive income (loss)	(874)	(4,359)	(1,682)	(3,723)
Comprehensive income (loss) applicable to common shareholders	$8,373,717	$(1,192,119)	$17,145,567	$(6,105,270)

Basic income (loss) per common share	$0.00	$(0.00)	$0.01	$(0.00)
Diluted income (loss) per common share	$0.00	$(0.00)	$0.00	$(0.00)

Basic weighted average number of common shares outstanding	2,992,958,712	2,985,916,112	2,990,361,572	3,109,673,727
Diluted weighted average number of common shares outstanding	3,736,558,976	2,985,916,112	3,648,244,970	3,109,673,727

The accompanying notes are an integral part of these condensed consolidated financial statements.

INVESTVIEW, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2021 AND 2020

(Unaudited)

						Accumulated
					Additional	Other
	Preferred Stock		Common Stock		Paid in	Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Total
Balance, March 31, 2020	-	$-	3,214,490,408	$3,214,490	$28,929,516	$(20,058)	$(46,382,174)	$(14,258,226)
Common stock issued for services	-	-	21,000,000	21,000	397,954	-	-	418,954
Share repurchase	-	-	(9,079)	(9)	(263)	-	-	(272)
Beneficial conversion feature	-	-	-	-	2,000,000	-	-	2,000,000
Foreign currency translation adjustment	-	-	-	-	-	636	-	636
Net income (loss)	-	-	-	-	-	-	(4,913,787)	(4,913,787)
Balance, June 30, 2020	-	-	3,235,481,329	3,235,481	31,327,207	(19,422)	(51,295,961)	(16,752,695)
Preferred stock issued for cash	46,612	47	-	-	1,158,754	-	-	1,158,801
Offering costs	-	-	-	-	(20,994)	-	-	(20,994)
Common stock issued for services and compensation	-	-	-	-	376,282	-	-	376,282
Common stock forfeited	-	-	(200,000,000)	(200,000)	(3,180,000)	-	-	(3,380,000)
Common stock repurchase	-	-	(106,000,000)	(106,000)	(14,000)	-	-	(120,000)
Forgiveness of accrued payroll	-	-	-	-	373,832	-	-	373,832
Dividends	-	-	-	-	-	-	(52,342)	(52,342)
Foreign currency translation adjustment	-	-	-	-	-	(4,359)	-	(4,359)
Net income (loss)	-	-	-	-	-	-	(1,187,760)	(1,187,760)
Balance, September 30, 2020	46,612	$47	2,929,481,329	$2,929,481	$30,021,081	$(23,781)	$(52,536,063)	$(19,609,235)

Balance, March 31, 2021	153,317	$153	2,982,481,329	$2,982,481	$39,376,911	$(19,057)	$(46,038,271)	$(3,697,783)
Preferred stock issued for cash	97,669	98	-	-	2,441,627	-	-	2,441,725
Preferred stock issued for cryptocurrency	1,206	1	-	-	30,149	-	-	30,150
Common stock issued for services and compensation	-	-	11,500,000	11,500	977,891	-	-	989,391
Common stock issued for warrant exercise	-	-	64,340	64	6,370	-	-	6,434
Derivative liability recorded for warrants issued with preferred stock	-	-	-	-	(127,520)	-	-	(127,520)
Derivative liability extinguished for warrants exercised	-	-	-	-	10,156	-	-	10,156
Dividends	-	-	-	-	-	-	(204,835)	(204,835)
Foreign currency translation adjustment	-	-	-	-	-	(808)	-	(808)
Net income (loss)	-	-	-	-	-	-	8,772,658	8,772,658
Balance, June 30, 2021	252,192	252	2,994,045,669	2,994,045	42,715,584	(19,865)	(37,470,448)	8,219,568
Common stock issued for services and compensation	-	-	-	-	360,962	-	-	360,962
Common stock issued for warrant exercise	-	-	18,300	19	1,811	-	-	1,830
Common stock forfeited	-	-	(6,666,666)	(6,667)	6,667	-	-	-
Derivative liability extinguished for warrants exercised	-	-	-	-	2,129	-	-	2,129
Contributed capital	-	-	-	-	743,150	-	-	743,150
Dividends	-	-	-	-	-	-	(204,835)	(204,835)
Foreign currency translation adjustment	-	-	-	-	-	(874)	-	(874)
Net income (loss)	-	-	-	-	-	-	8,374,591	8,374,591
Balance, September 30, 2021	252,192	$252	2,987,397,303	$2,987,397	$43,830,303	$(20,739)	$(29,300,692)	$17,496,521

The accompanying notes are an integral part of these condensed consolidated financial statements.

INVESTVIEW INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended September 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$17,147,249	$(6,101,547)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	1,452,154	982,819
Amortization of debt discount	1,034,118	703,511
Amortization of intangible assets	-	86,812
Stock issued for services and compensation	1,350,353	795,236
Offering costs	-	6
Lease cost, net of repayment	9,742	2
(Gain) loss on asset acquisition	27,439	-
(Gain) loss on debt extinguishment	(25,350)	(829,937)
(Gain) loss on fair value of derivative liability	(283,665)	(326,788)
Realized (gain) loss on cryptocurrency	(368,054)	(177,913)
Impairment expense	140,233	66,645
Changes in operating assets and liabilities:
Receivables	(2,021,259)	(53,967)
Prepaid assets	(128,996)	(1,141,805)
Other current assets	(5,294,018)	118,307
Deposits	(32,070)	2,685
Accounts payable and accrued liabilities	1,086,808	(1,001,276)
Customer advance	(1,197,145)	81,845
Deferred revenue	1,258,932	167,896
Other liabilities	-	6,872,236
Accrued interest	11,934	107,025
Accrued interest, related parties	489,358	309,837
Net cash provided by (used in) operating activities	14,657,763	661,629

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for fixed assets	(843,990)	(1,717,289)
Net cash provided by (used in) investing activities	(843,990)	(1,717,289)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from related party payables	1,000,000	4,474,137
Repayments for related party payables	(657,215)	(3,036,216)
Proceeds from debt	-	1,405,300
Repayments for debt	(591,125)	(2,030,344)
Payments for share repurchase	-	(272)
Dividends paid	(241,971)	(14,567)
Proceeds from the sale of preferred stock	2,441,725	1,165,300
Proceeds from the exercise of warrants	8,264	-
Payments for financing costs	-	(21,000)
Net cash provided by (used in) financing activities	1,959,678	1,942,338

Effect of exchange rate translation on cash	(1,682)	-

Net increase (decrease) in cash, cash equivalents, and restricted cash	15,771,769	886,678
Cash, cash equivalents, and restricted cash - beginning of period	6,661,827	137,177
Cash, cash equivalents, and restricted cash - end of period	$22,433,596	$1,023,855

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$375,215	$275,192
Income taxes	$3,947	$3,282
Non-cash investing and financing activities:
Prepaid assets reclassified to fixed assets	$-	$2,252,568
Beneficial conversion feature	$-	$2,000,000
Shares forfeited	$6,667	$3,380,000
Share repurchase	$-	$120,000
Reclassification of related party debt	$-	$26,000
Dividends declared but not yet paid	$-	$37,775
Forgiveness of accrued payroll	$-	$373,832
Derivative liability recorded for warrants issued	$127,520	$-
Derivative liability extinguished with warrant exercise	$12,285	$-
Preferred shares issued in exchange for cryptocurrency	$30,150	$-
Dividends declared	$409,670	$-
Dividends paid with cryptocurrency	$80,905	$-
Debt and related party debt extinguished in exchange for cryptocurrency	$2,530,811	$-
Related party debt extinguished in exchange for cryptocurrency	$31,000	$-
Fixed asset acquired with cryptocurrency	$1,289,789	$-
Initial right of use asset and lease liability	$196,608	$-
Net assets acquired for noncontrolling interest in subsidiary	$125,522	$-
Contributed capital	$743,150	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

INVESTVIEW, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2021

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

On March 18, 2021, we established Investview Financial Group Holdings, LLC and Investview MTS, LLC as wholly owned subsidiaries of Investview, Inc. On March 22, 2021, we entered into a Securities Purchase Agreement with SSA Technologies LLC to purchase 97% of the equity interests of LevelX Capital LLC, a FINRA registered broker-dealer, and a Securities Purchase Agreement with SSA Technologies LLC to purchase 100% of the equity interests of LevelX Advisors LLC, a registered investment advisor. On March 24, 2021, we entered into an agreement with Apex Clearing Corporation to purchase the remaining 3% of the equity interests of LevelX Capital LLC. At completion, Investview Financial Group Holdings, LLC will own 100% of each of LevelX Capital LLC and LevelX Advisors LLC. The transaction is expected to close within the next 6 months. Also on March 22, 2021, we entered into a Securities Purchase Agreement to purchase certain operating assets and intellectual property rights of MPower Trading Systems LLC (“MPower”), the developer and owner of Prodigio, a proprietary software-based trading platform with applications in the brokerage industry. This acquisition closed on September 3, 2021, with Investview Financial Group Holdings, LLC (through its subsidiary Investview MTS, LLC) now owning the operating assets and intellectual property rights conveyed by MPower (see NOTE 10). To date the subsidiaries have had no operations.

INVESTVIEW, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2021

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

Our largest subsidiary in terms of revenue is iGenius, LLC. iGenius leverages a worldwide distribution network to provide financial education, technology and tools geared towards self-directed retail investors. Each iGenius membership provides a core set of financial education resources including live market training sessions, a robust library of financial education videos and courses, market calendars, and a variety of research and trade alert channels. These tools provide access to the information necessary to manage and improve one’s financial position. In addition to the financial education technology and tools, iGenius members also gain access to a variety of benefits provided through third party partnerships and arrangements. Some of these third-party products and services include cryptocurrency packages, discounted travel, crypto trading software and a digital wallet platform. iGenius members who choose to distribute the iGenius products and services can qualify to earn commissions and bonuses for selling memberships and retaining customers under the framework of a network marketing bonus plan.

Kuvera France S.A.S. was our entity in France and iGenius Global LTD is our entity in Northern Ireland. These entities were responsible for distributing our products and services throughout the European Union. Kuvera France S.A.S. was closed in June 2021.

S.A.F.E. Management, LLC (“SAFE”) is a Registered Investment Adviser and Commodity Trading Adviser that has been established to deliver automated trading strategies to individuals who find they lack the time to trade for themselves. SAFE is committed to bringing innovative trade methodologies, strategies, and algorithms for all worldwide financial markets. SAFE will be structured under the Investview Financial Group Holdings, LLC and is planned to relaunch their services primarily focused on commodities and FOREX as a Commodity Trading Advisor.

SAFETek, LLC is a Blockchain technology company that provides leading-edge research, development, and management of digital asset technologies with a focus on Bitcoin mining and the new generation of digital assets. SAFETek’s Bitcoin mining operations in North America and other international locations aim to maintain optimal efficiency and profitability while running on sustainable, low-cost, and/or renewable energy sources. At these locations, SAFETek manages nearly 10,000 next-generation Bitcoin ASIC miner machines, with over 80% powered by renewable energy. SAFETek is also developing new and more efficient ways to mine cryptocurrencies through innovations in hardware, liquid immersion, firmware, and additional ways to develop and utilize renewable energy sources. The majority of this development and innovation work occurs at SAFETek’s 20,000 square foot facility in Texas that was opened in May 2021. At this facility, SAFETek operates a 24/7/365 Managed Network Operation Center (NOC) to achieve higher efficiency, productivity, and availability, a Bitcoin ASIC Miner Repair Service to clean, refurbish and optimize existing Bitcoin Mining Servers, a research and development center to test and develop new Bitcoin Mining firmware and liquid immersion systems, and a manufacturing facility to build mobile Bitcoin Mining Data Center Facilities. With these products and services, SAFETek aims to increase the hashrate, uptime, profitability, and overall ROI of crypto currency mining operations for ourselves and for our customers.

Apex Tek, LLC was the entity responsible for sales of the APEX program. Launched in September 2019, the APEX product pack included hardware, firmware, software and purchase protection that was purchased and then leased to SAFETek LLC. We have currently ceased selling the APEX package and bought back all leases associated with the business. There are currently no operations or activity in Apex Tek, LLC.

United Games, LLC, United League, LLC, and Investment Tools & Training, LLC have had no operations and will be restructured or eliminated. Investview Financial Group Holdings, LLC and Investview MTS, LLC will be used in conjunction with our anticipated acquisition of the operating assets of SSA Technologies LLC, an entity that owns and operates LevelX Capital LLC, a FINRA registered broker-dealer and LevelX Advisors LLC, a registered investment advisor. Investview Financial Group Holdings, LLC owns Prodigio, a proprietary software-based trading platform with applications in the brokerage industry.

INVESTVIEW, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2021

(Unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

Our financial statements are presented on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Prior to September 20, 2021, we operated the Company on a March 31 fiscal year end. Effective September 20, 2021, our Board of Directors acted by unanimous written consent to change our fiscal year end to December 31.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations (Regulation S-X) of the Securities and Exchange Commission (the “SEC”) and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the six months ended September 30, 2021, are not necessarily indicative of the operating results that may be expected for the filing of our December 31, 2021 Form 10-K that will cover the transition period for our new fiscal year. These unaudited condensed consolidated financial statements should be read in conjunction with the March 31, 2021 consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended March 31, 2021.

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

The following rates were used to translate the accounts of Kuvera France S.A.S. into USD at the following balance sheet dates.

	September 30, 2021	March 31, 2021
Euro to USD	1.15810	1.17260

The following rates were used to translate the accounts of Kuvera France S.A.S. into USD for the following operating periods.

	Six Months Ended September 30,
	2021	2020
Euro to USD	1.19190	1.13571

INVESTVIEW, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2021

(Unaudited)

Restricted Cash

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the balance sheet that sum to the total of the same such amounts shown in the statement of cash flows.

	September 30, 2021	March 31, 2021
Cash and cash equivalents	$20,607,138	$5,389,654
Restricted cash, current	819,338	498,020
Restricted cash, long term	1,007,120	774,153
Total cash, cash equivalents, and restricted cash shown on the statement of cash flows	$22,433,596	$6,661,827

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

Fixed assets were made up of the following at each balance sheet date:

	Estimated Useful Life (years)	September 30, 2021	March 31, 2021
Furniture, fixtures, and equipment	10	$72,139	$12,792
Computer equipment	3	12,159	22,528
Leasehold improvements	Remaining Lease Term	37,599	-
Trailers	10	147,107	-
Data processing equipment	3	9,803,671	8,310,739
		10,072,675	8,346,059
Accumulated depreciation		(3,670,493)	(2,485,269)
Net book value		$6,402,182	$5,860,790

Total depreciation expense for the six months ended September 30, 2021 and 2020, was $1,452,154 and $982,819, respectively.

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

INVESTVIEW, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2021

(Unaudited)

We hold cryptocurrency-denominated assets and include them in our consolidated balance sheet as other assets. The value of our cryptocurrencies as of September 30, 2021 and March 31, 2021 were $6,534,195 ($6,418,431 current and $115,764 restricted long term) and $4,774,478 ($4,679,256 current and $95,222 restricted long term), respectively. Cryptocurrencies purchased or received for payment from customers are recorded in accordance with ASC 350-30 and cryptocurrencies awarded to the Company through its mining activities ($16,710,321 and $3,836,285 for the six months ended September 30, 2021 and 2020, respectively) are accounted for in connection with the Company’s revenue recognition policy. The use of cryptocurrencies is accounted for in accordance with the first in first out method of accounting. For the six months ended September 30, 2021 and 2020 we recorded realized gains (losses) on our cryptocurrency transactions of $368,054 and $177,913, respectively.

In June of 2018 we purchased United Games, LLC and United League, LLC and recorded the transaction as a business combination. Intangible assets acquired in the business combination were recorded at fair value on the date of acquisition and were being amortized on a straight-line method over their estimated useful lives. The intangible assets were impaired during the year ended March 31, 2021 due to a lack of recoverability, therefore we had no intangible assets as of September 30, 2021 and March 31, 2021. Amortization expense for the six months ended September 30, 2021 and 2020 was $0 and $86,812, respectively.

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

During the six months ended September 30, 2021 we fully impaired data processing equipment that had a cost basis of $392,500 and we removed $14,661 worth of computers because the assets were no longer in use. The accumulated depreciation of the assets at the time they were written off was $266,928, therefore we recognized impairment expense of $140,233 for the six months ended September 30, 2021.

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

INVESTVIEW, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2021

(Unaudited)

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

Our financial instruments consist of cash, accounts receivable, accounts payable, and debt. We have determined that the book value of our outstanding financial instruments as of September 30, 2021 and March 31, 2021, approximates the fair value due to their short-term nature or interest rates that approximate prevailing market rates.

Items recorded or measured at fair value on a recurring basis in the accompanying consolidated financial statements consisted of the following items as of September 30, 2021:

	Level 1	Level 2	Level 3	Total
Total Assets	$-	$-	$-	$-

Derivative liability	$-	$-	$138,637	$138,637
Total Liabilities	$-	$-	$138,637	$138,637

Items recorded or measured at fair value on a recurring basis in the accompanying consolidated financial statements consisted of the following items as of March 31, 2021:

	Level 1	Level 2	Level 3	Total
Total Assets	$-	$-	$-	$-

Derivative liability	$-	$-	$307,067	$307,067
Total Liabilities	$-	$-	$307,067	$307,067

Revenue Recognition

Subscription Revenue

The majority of our revenue is generated by subscription sales and payment is received at the time of purchase. We recognize subscription revenue in accordance with ASC 606-10 where revenue is measured based on a consideration specified in a contract with a customer and recognized when we satisfy the performance obligation specified in each contract. Our performance obligation is to provide services over a fixed subscription period; therefore, we recognize revenue ratably over the subscription period and deferred revenue is recorded for the portion of the subscription period subsequent to each reporting date. Additionally, we offer a 10-day trial period to first time subscription customers, during which a full refund can be requested if a customer does not wish to continue with the product. Revenues are deferred during the trial period as collection is not probable until that time has passed. Revenues are presented net of refunds, sales incentives, credits, and known and estimated credit card chargebacks. As of September 30, 2021 and March 31, 2021 our deferred revenues were $2,820,120 and $1,561,188, respectively.

Mining Revenue

Through our wholly owned subsidiary, SAFETek, LLC, we leased computer equipment under a sales-type lease through June of 2020. In June of 2020 we cancelled all leases and purchased all of the rights and obligations under the leases, which included obtaining ownership of all computer equipment. We use the computer equipment to validate and process public blockchain transactions (commonly referred to as “mining”). As compensation for mining, we are issued block rewards and transaction fees from public blockchain networks in the form of newly created cryptocurrency units. Our mining activities constitute the ongoing major and central operations of SAFETek, LLC. Because we do not have contracts, nor do we have customers associated with our mining revenue, we recognize revenue when fees and/or rewards are settled, or ultimately granted to us as a result of our mining activities.

INVESTVIEW, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2021

(Unaudited)

Cryptocurrency Revenue

We generate revenue from the sale of cryptocurrency packages to our customers through an arrangement with third-party providers. The various packages include different amounts of coin with differing rates of returns and terms and, in some cases, include a product protection option that allows the purchaser to protect their initial purchase price. The protection allows the purchaser to obtain 50% of their purchase price at five years or 100% of their purchase price at ten years. Both the coin and the protection option are delivered by third-party providers.

We recognize cryptocurrency revenue in accordance with ASC 606-10 where revenue is measured based on a consideration specified in a contract with a customer and recognized when we satisfy the performance obligation specified in each contract. Our performance obligation is to arrange for the third-parties to provide coin and protection (if applicable) to our customers and payment is received from our customers at the time of order placement. All customers are given two weeks to request a refund, therefore we record a customer advance on our balance sheet upon receipt of payment. After the two weeks have passed from order placement, we request our third-party providers to deliver coin and protection (if applicable), at which time we recognize revenue and the amounts due to our providers on our books. As of September 30, 2021 and March 31, 2021 our customer advances related to cryptocurrency revenue were $870,168 and $2,067,313, respectively.

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

Revenue generated for the six months ended September 30, 2021 is as follows:

	Subscription Revenue	Cryptocurrency Revenue	Mining Revenue	Fee Revenue	Total
Gross billings/receipts	$26,436,065	$18,205,143	$16,710,321	$-	$61,351,529
Refunds, incentives, credits, and chargebacks	(1,552,154)	-	-	-	(1,552,154)
Amounts paid to providers	-	(10,801,710)	-	-	(10,801,710)
Net revenue	$24,883,911	$7,403,433	$16,710,321	$-	$48,997,665

INVESTVIEW, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2021

(Unaudited)

For the six months ended September 30, 2021 foreign and domestic revenues were approximately $25.5 million and $23.5 million, respectively.

Revenue generated for the six months ended September 30, 2020 is as follows:

	Subscription Revenue	Cryptocurrency Revenue	Mining Revenue	Fee Revenue	Total
Gross billings/receipts	$10,159,115	$-	$3,836,285	$7,723	$14,003,123
Refunds, incentives, credits, and chargebacks	(659,970)	-	-	-	(659,970)
Amounts paid to providers	-	-	-	-	-
Net revenue	$9,499,145	$-	$3,836,285	$7,723	$13,343,153

For the six months ended September 30, 2020 foreign and domestic revenues were approximately $8.9 million and $4.4 million, respectively.

Revenue generated for the three months ended September 30, 2021 is as follows:

	Subscription Revenue	Cryptocurrency Revenue	Mining Revenue	Fee Revenue	Total
Gross billings/receipts	$14,904,004	$2,329,566	$8,338,759	$-	$25,572,329
Refunds, incentives, credits, and chargebacks	(869,790)	-	-	-	(869,790)
Amounts paid to providers	-	(1,331,439)	-	-	(1,331,439)
Net revenue	$14,034,214	$998,127	$8,338,759	$-	$23,371,100

For the three months ended September 30, 2021 foreign and domestic revenues were approximately $13.6 million and $9.8 million, respectively.

Revenue generated for the three months ended September 30, 2020 is as follows:

	Subscription Revenue	Cryptocurrency Revenue	Mining Revenue	Fee Revenue	Total
Gross billings/receipts	$5,599,155	$-	$2,493,739	$3,710	$8,096,604
Refunds, incentives, credits, and chargebacks	(343,267)	-	-	-	(343,267)
Amounts paid to providers	-	-	-	-	-
Net revenue	$5,255,888	$-	$2,493,739	$3,710	$7,753,337

For the three months ended September 30, 2020 foreign and domestic revenues were approximately $7.3 million and $0.5 million, respectively.

Net Income (Loss) per Share

We follow ASC subtopic 260-10, Earnings per Share (“ASC 260-10”), which specifies the computation, presentation, and disclosure requirements of earnings per share information. Basic income (loss) per share has been calculated based upon the weighted average number of common shares outstanding. Diluted income (loss) per share reflects the potential dilution that could occur if stock options or other contracts to issue common stock were exercised or converted during the period. Dilutive securities having an anti-dilutive effect on diluted earnings per share are excluded from the calculation.

Potentially dilutive securities excluded from the computation of diluted net loss per share are as follows:

	September 30, 2021	September 30, 2020
Warrants to purchase common stock	-	233,060
Notes convertible into common stock	-	161,742,478
Totals	-	161,975,538

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

AS OF SEPTEMBER 30, 2021

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

NOTE 4 – RELATED-PARTY TRANSACTIONS

Our related-party payables consisted of the following:

	September 30, 2021	March 31, 2021
Convertible Promissory Note entered into on 4/27/20, net of debt discount of $1,114,896 as of September 30, 2021 [1]	$206,772	$120,318
Convertible Promissory Note entered into on 5/27/20, net of debt discount of $605,301 as of September 30, 2021 [2]	106,367	59,525
Convertible Promissory Note entered into on 11/9/20, net of debt discount of $1,178,125 as of September 30, 2021 [3]	163,582	53,414
Accounts payable – related party [4]	10,000	60,000
Notes for APEX lease buyback [5]	-	43,000
Promissory note entered into on 12/15/20, net of debt discount of $304,669 as of September 30, 2021 [6]	95,331	125,838
Convertible Promissory Note entered into on 3/30/21, net of debt discount of $1,512,700 as of September 30, 2021 [7]	76,322	4,459
Working Capital Promissory Note entered into on 3/22/21 [8]	900,291	-
Total related-party debt	1,558,665	466,554
Less: Current portion	(1,156,987)	(233,296)
Related-party debt, long term	$401,678	$233,258

INVESTVIEW, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2021

(Unaudited)

[1]	On April 27, 2020 we received proceeds of $1,300,000 from DBR Capital, LLC, an entity controlled by members of our Board of Directors, and entered into a convertible promissory note. The note is secured by shares held by officers and majority shareholders of the Company. The note bears interest at 20% per annum, payable monthly, and the principal is due and payable on April 27, 2030. Per the original terms of the agreement the note was convertible into common stock at a conversion price of $0.01257 per share, which was amended on November 9, 2020 to reduce the conversion price to $0.007 per share. At inception we recorded a beneficial conversion feature and debt discount of $1,300,000. During the six months ended September 30, 2021 we recognized $64,786 of the debt discount into interest expense, as well as expensed an additional $108,340 of interest expense on the note, all of which was repaid during the period except for $21,668 which was outstanding in the balance shown here.

[2]	On May 27, 2020 we received proceeds of $700,000 from DBR Capital, LLC, an entity controlled by members of our Board of Directors, and entered into a convertible promissory note. The note is secured by shares held by officers and majority shareholders of the Company. The note bears interest at 20% per annum, payable monthly, and the principal is due and payable on April 27, 2030. Per the original terms of the agreement the note was convertible into common stock at a conversion price of $0.01257 per share, which was amended on November 9, 2020 to reduce the conversion price to $0.007 per share. At inception we recorded a beneficial conversion feature and debt discount of $700,000. During the six months ended September 30, 2021 we recognized $35,174 of the debt discount into interest expense as well as expensed an additional $70,002 of interest expense on the note, all of which was repaid during the period except for $11,668 which was outstanding in the balance shown here.

[3]	On November 9, 2020 we received proceeds of $1,300,000 from DBR Capital, LLC, an entity controlled by members of our Board of Directors, and entered into a convertible promissory note. The note is secured by shares held by officers and majority shareholders of the Company. The note bears interest at 38.5% per annum, made up of a 25% interest rate per annum and a facility fee of 13.5% per annum, payable monthly beginning February 1, 2021, and the principal is due and payable on April 27, 2030. Per the terms of the agreement the note is convertible into common stock at a conversion price of $0.007 per share. At inception we recorded a beneficial conversion feature and debt discount of $1,300,000. During the six months ended September 30, 2021 we recognized $68,461 of the debt discount into interest expense as well as expensed an additional $250,248 of interest expense on the note, all of which was repaid during the period except for $41,707 which was outstanding in the balance shown here.

[4]	In August of 2020 we repurchased 106,000,000 shares of our common stock from CR Capital Holdings, LLC, a shareholder that previously owned over 10% of our outstanding stock and has owners that used to be members of our executive management team, for $120,000. We agreed to pay $10,000 per month for the repurchase. During the six months ended September 30, 2021 we repaid $50,000 of the debt.

[5]	During the year ended March 31, 2020 we sold 83 APEX units to related parties which included the sale of high-powered data processing equipment, which they then leased back to us. In September of 2020, our board of directors voted to approve a buyback program wherein all APEX purchasers were offered a promissory note in exchange for cancellation of the lease and our purchase of all rights and obligations under the lease. At that time, we agreed to pay our related parties $237,720 in exchange for all rights and obligations under the APEX lease. After the buyback we repaid our related parties $112,720 in cash and extinguished $82,000 of the amount owed with the issuance of BTC, therefore as of March 31, 2021 we owed related parties $43,000 as a result of the APEX buyback program. During the six months ended September 30, 2021 we repaid $43,000 to extinguish the debt in full.

[6]	On December 15, 2020 we received proceeds of $154,000 from Wealth Engineering, an entity controlled by members of our management team and Board of Directors, and entered into a promissory note for $600,000. The term of the note requires monthly repayments of $20,000 per month for 30 months. At inception we recorded a debt discount of $446,000 representing the difference between the cash received and the total amount to be repaid. During the six months ended September 30, 2021 we recognized $89,493 of the debt discount into interest expense and repaid $120,000 of the debt.

[7]	Effective March 30, 2021 we restructured a $1,000,000 promissory note with $200,000 of accrued interest, along with a $350,000 short-term advance, with Joseph Cammarata, our Chief Executive Officer. The new note had a principal balance of $1,550,000, had a 5% interest rate, and was convertible at $0.02 per share. As a result of the fixed conversion price we recorded a beneficial conversion feature and debt discount of $1,550,000 on March 30, 2021, which was equal to the face value of the note. Effective September 21, 2021 we entered into an amendment to the note to extend the due date to September 30, 2022, allow for partial conversions, and change the conversion price to $0.008 per share. As the terms of the note changed substantially, we accounted for the amendment as an extinguishment and new note. Through September 21, 2021 we recognized $738,904 of the initial debt discount into interest expense, removed $806,849 of the remaining debt discount from the books, recorded a beneficial conversion feature due to the fixed conversion price and a debt discount of $1,550,000, which was equal to the face value of the amended note, and recorded a net $743,151 into additional paid in capital as a gain due to the extinguishment transaction being between related parties and thus a capital transaction. From September 21, 2021, the date of the amendment and through September 30, 2021 we recognized $37,299 of the $1,550,000 debt discount into interest expense. Also during the six months ended September 30, 2021 we expensed $38,810 of interest expense on the debt, resulting in an accrued interest balance of $39,022 as of September 30, 2021.

INVESTVIEW, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2021

(Unaudited)

[8]	On March 22, 2021, Investview, Inc., entered into Securities Purchase Agreements to purchase 100% of the operating assets of SSA Technologies LLC (“SSA”), an entity that owns and operates a FINRA-registered broker-dealer. SSA is controlled and partially owned by Joseph Cammarata, our Chief Executive Officer. Commencing upon execution of the agreements and through the closing of the transactions, we agreed to provide certain transition service arrangements to SSA. In connection with the transactions, we entered into a Working Capital Promissory Note with SSA under which SSA will advance up to $1,500,000 before the end of 2021. The note is due and payable by January 31, 2022, bears interest at the rate of 0.11% per annum, and is secured by the pledge of 12,000,000 shares of our common stock. During the six months ended September 30, 2021 we received proceeds of $900,000 from the Working Capital Promissory note and recognized $291 of interest expense.

In addition to the above related party debt transactions that were outstanding as of September 30, 2021 and March 31, 2021, during the six months ended September 30, 2021 we obtained a short-term advance of $100,000 from Wealth Engineering, an entity controlled by members of our management team and Board of Directors, and repaid the amount in full.

In addition to the above-mentioned related-party lending arrangements, during the six months ended September 30, 2021 we sold cryptocurrency packages to related parties for gross proceeds of $1,000, we paid related parties $2,289,969 worth of commissions, we paid consulting fees to related parties of $245,450, and made dividend payments to related parties of $4,323. We also paid expenses of MPower and SSA Technologies, LLC in the amounts of $251,405 and $197,523, respectively, under the terms of the Security Purchase Agreements entered into on March 22, 2021 and we closed on the acquisition of MPower’s net assets on September 3, 2021 (see NOTE 10). We also recorded 6,666,667 shares as forfeited as a result of our CAO returning the shares to the Company prior to their vesting date. As a result of the forfeiture, we reversed previously recognized compensation cost of $121,461 during the six months ended September 30, 2021.

NOTE 5 – DEBT

Our debt consisted of the following:

	September 30, 2021	March 31, 2021
Short-term advance received on 8/31/18 [1]	$5,000	$5,000
Note issued under the Paycheck Protection Program on 4/17/20 [2]	512,651	510,118
Loan with the U.S. Small Business Administration dated 4/19/20 [3]	527,072	517,671
Long term notes for APEX lease buyback [4]	11,673,209	14,795,145
Total debt	12,717,932	15,827,934
Less: Current portion [12]	(2,989,513)	(3,143,513)
Debt, long term portion	$9,728,419	$12,684,421

[1]	In August 2018, we received a $75,000 short-term advance. The advance is due on demand, has no interest rate, and is unsecured. During the six months ended September 30, 2021 we made no repayments on the debt.

[2]	In April 2020 we received $505,300 in proceeds from the Paycheck Protection Program as established by the CARES Act as a result of a Note entered into with the U.S. Small Business Administration (“SBA”). The note has an interest rate of 1% and matures on April 1, 2022, however, under the terms of the CARES Act the loan may be forgiven if funds are used for qualifying expenses. Under the original note we were required to make monthly payments beginning November 1, 2020, however, the SBA extended the deferral period to 10 months and prior to the payments coming due we applied for loan forgiveness with the SBA, which was approved in November 2021 (see NOTE 11). As no loan payments are due during the SBA review process, we have made no payments on the note to date. During the six months ended September 30, 2021 we recorded $2,533 worth of interest on the loan.

[3]	In April 2020 we received proceeds of $500,000 from a loan entered into with the U.S. Small Business Administration. Under the terms of the loan interest is to accrue at a rate of 3.75% per annum and installment payments of $2,437 monthly will begin twelve months from the date of the loan, with all interest and principal due and payable thirty years from the date of the loan. During the six months ended September 30, 2021 we recorded $9,401 worth of interest on the loan.

[4]	During the year ended March 31, 2021 we entered into notes with third parties for $19,089,500 in exchange for the cancellation of APEX leases previously entered into, which resulted in our purchase of all rights and obligations under the leases. We agreed to settle a portion of the debt during the year ended March 31, 2021, at a discount to the original note terms offered, by making lump sum payments, issuing shares of our common stock, issuing shares of our preferred stock, and issuing cryptocurrency. The remaining notes are all due December 31, 2024 and have a fixed monthly payment that is equal to 75% of the face value of the note, divided by 48 months. The monthly payments began the last day of January 2021 and continue until December 31, 2024 when the last monthly payment will be made, along with a balloon payment equal to 25% of the face value of the note, to extinguish the debt. During the six months ended September 30, 2021 we repaid a portion of the debt with cash payments of $591,125 and issuances of cryptocurrency valued at $2,530,811.

INVESTVIEW, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2021

(Unaudited)

NOTE 6 – DERIVATIVE LIABILITY

During the six months ended September 30, 2021, we had the following activity in our derivative liability account:

	Debt	Warrants	Total
Derivative liability at March 31, 2021	$-	$307,067	$307,067
Derivative liability recorded on new instruments	-	127,520	127,520
Derivative liability reduced by warrant exercise (see NOTE 7)	-	(12,285)	(12,285)
(Gain) loss on fair value	-	(283,665)	(283,665)
Derivative liability at September 30, 2021	$-	$138,637	$138,637

We use the binomial option pricing model to estimate fair value for those instruments convertible into common stock, at inception, at conversion or settlement date, and at each reporting date. During the six months ended September 30, 2021, the assumptions used in our binomial option pricing model were in the following range:

	Debt	Warrants
Risk free interest rate	n/a	0.53 - 0.98%
Expected life in years	n/a	3.84 - 5.00
Expected volatility	n/a	204% - 260%

NOTE 7 – STOCKHOLDERS’ EQUITY (DEFICIT)

Preferred Stock

We are authorized to issue up to 50,000,000 shares of preferred stock with a par value of $0.001 and our board of directors has the authority to issue one or more classes of preferred stock with rights senior to those of common stock and to determine the rights, privileges, and preferences of that preferred stock.

During the year ended March 31, 2020 our Board of Directors approved the designation of 2,000,000 of the Company’s shares of preferred stock as Series B Cumulative Redeemable Perpetual Preferred Stock (“Series B Preferred Stock”), each with a stated value of $25 per share. Our Series B Preferred Stockholders have liquidation rights ranking senior to our common stockholders, do not have any voting or conversion rights, and are entitled to receive cumulative dividends at the annual rate of 13% per annum of the stated value, equal to $3.25 per annum per share.

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

During the six months ended September 30, 2021 we sold 98,875 units for a total of $2,471,875: 97,669 units for cash proceeds of $2,441,725 and 1,206 units for bitcoin proceeds of $30,150. In conjunction with the sale of the units we issued 98,875 shares of Series B Preferred Stock and granted 494,375 warrants during the period.

INVESTVIEW, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2021

(Unaudited)

Preferred Stock Dividends

During the six months ended September 30, 2021 we recorded $409,670 for the cumulative cash dividends due to the shareholders of our Series B Preferred Stock. We made payments of $241,971 in cash and issued $80,905 worth of cryptocurrency to reduce the amounts owed. As a result, we recorded $221,739 as a dividend liability on our balance sheet as of September 30, 2021.

Common Stock

During the six months ended September 30, 2021, we issued 11,500,000 shares of common stock for services and compensation and recognized a total of $1,350,353 in stock-based compensation based on grant date fair values and vesting terms of the awards granted in the current and prior periods. We also issued 82,640 shares of common stock as a result of warrants exercised, resulting in proceeds of $8,264, and we recorded 6,666,667 shares as forfeited (see NOTE 4).

As of September 30, 2021 and March 31, 2021, we had 2,987,397,303 and 2,982,481,329 shares of common stock issued and outstanding, respectively.

Warrants

During the six months ended September 30, 2021 we granted 494,375 warrants in conjunction with our Unit Offering. The warrants, valued at $127,520, are classified as a derivative liability on our balance sheet in accordance with ASC 480, Distinguishing Liabilities from Equity, based on the warrants terms that indicate a fundamental transaction could give rise to an obligation for us to pay cash to our warrant holders (see NOTE 6). Also during the six months ended September 30, 2021, 82,640 warrants were exercised in exchange for common shares, resulting in cash proceeds of $8,264 and a reduction in our derivative liabilities of $12,285.

Transactions involving our warrants are summarized as follows:

		Weighted
	Number of	Average
	Shares	Exercise Price
Warrants outstanding at March 31, 2021	766,585	$0.10
Granted	494,375	$0.10
Canceled/Expired	-	$-
Exercised	(82,640)	$0.10
Warrants outstanding at September 30, 2021	1,178,320	$0.10

Details of our warrants outstanding as of September 30, 2021 is as follows:

Exercise Price	Warrants Outstanding	Warrants Exercisable	Weighted Average Contractual Life (Years)
$0.10	1,178,320	1,178,320	4.40

NOTE 8 – COMMITMENTS AND CONTINGENCIES

Litigation

In the ordinary course of business, we may be, or have been, involved in legal proceedings from time to time.

During the six months ended September 30, 2021 we were not involved in any material legal proceedings, however, we have recently received a subpoena from the United States Securities and Exchange Commission (“SEC”) for the production of documents. We have reason to believe that the focus of the SEC’s inquiry involves whether certain federal securities laws were violated in connection with, among other things, the offer and sale of cryptocurrency products and the operation of our subscription-based multi-level marketing business now known as iGenius.  In the subpoena, the SEC advised that the investigation does not mean that the SEC has concluded that we or anyone else has violated federal securities laws and or any other law. We believe that we have complied at all times with the federal securities laws. However, we are aware of the evolving SEC commentary and rulemaking process relative to the characterization of cryptocurrency products under federal securities laws that is sweeping through a large number of businesses that operate within the cryptocurrency sector. We intend to cooperate fully with the SEC’s investigation and will continue to work with outside counsel to review the matter.

NOTE 9 – OPERATING LEASE

In August 2019 we entered an operating lease for office space in Eatontown, New Jersey (the “Eatontown Lease”), in September 2019 we entered an operating lease for office space in Kaysville, Utah (the “Kaysville Lease”), in May 2021 we entered an operating lease for office space in Conroe, Texas (the “Conroe Lease”), in July 2021 we entered an operating lease for office space in Wyckoff, New Jersey (the “Wyckoff Lease”), and in September 2021 we acquired an operating lease for office space in Haverford, Pennsylvania (the “Haverford Lease”) in connection with the MPower acquisition (See NOTE 10).

INVESTVIEW, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2021

(Unaudited)

At commencement of the Eatontown Lease, right-of-use assets obtained in exchange for new operating lease liabilities amounted to $110,097. We have the option to extend the three-year lease term of the Eatontown Lease for a period of one year. In addition, we are obligated to pay twelve monthly installments to cover an annual utility charge of $1.75 per rentable square foot for electric usage within the demised premises. As the lessor has the right to digitally meter and charge us accordingly, these payments were deemed variable and will be expensed as incurred. During the six months ended September 30, 2021 the variable lease costs amounted to $1,662.

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

At commencement of the Wyckoff Lease, right-of-use assets obtained in exchange for new operating lease liabilities amounted to $22,034. The term of the Wyckoff Lease is 24.5 months.

At date of acquisition of the Haverford lease, right-of-use assets and lease liabilities obtained amounted to $125,522 and $152,961, respectively. The term of the Haverford lease expires on December 31, 2022.

Operating lease expense was $70,922 for the six months ended September 30, 2021. Operating cash flows used for the operating leases during the six months ended September 30, 2021 was $61,180. As of September 30, 2021, the weighted average remaining lease term was 1.46 years and the weighted average discount rate was 12%.

Future minimum lease payments under non-cancellable leases as of September 30, 2021were as follows:

Remainder of 2022	$141,510
2023	210,180
2024	29,040
Total	380,730
Less: Interest	(20,121)
Present value of lease liability	360,609
Operating lease liability, current [1]	(273,364)
Operating lease liability, long term	$87,245

[1]	Represents lease payments to be made in the next 12 months.

NOTE 10 – ACQUISITION & NONCONTROLLING INTEREST IN SUBSIDIARY

On March 22, 2021, we entered into a Securities Purchase Agreement to purchase the operating assets and intellectual property rights of MPower Trading Systems, LLC, an entity owned and controlled by our officers and directors. This acquisition closed on September 3, 2021 and we acquired an office lease, furniture and fixtures, and Prodigio, a proprietary software-based trading platform with applications in the brokerage industry. Although MPower had invested many years and significant costs and resources to develop Prodigio, due to the transaction being with a related party, we recorded all assets and liabilities acquired at the carrying value on MPower’s books on the closing date. On the books of MPower, at the time of acquisition, all furniture and fixtures were fully depreciated and Prodigio had a zero carrying value due to MPower expensing their software development costs over time. Consideration paid at closing included the issuance of non-voting membership interests in our wholly owned subsidiary, specifically 565,000,000 Class B Units of Investview Financial Group Holdings, LLC (“Units”). The Units can be exchanged at any time, within 5 years from the date of issuance, for 565,000,000 shares of our common stock on a one-for-one basis. The fair value of the consideration at the if-converted market value of the common shares was $86,558,000 based on the closing market price of $0.1532 on the closing date of September 3, 2021. However, because the transaction was with a related party and the assets and liabilities acquired were recorded to reflect MPower’s carrying value, the consideration was given a book value of zero and a loss on the transaction of $27,439 was recorded in other income (expense) on our statement of operations during the six months ended September 30, 2021. The table below summarizes the values recorded for the assets and liabilities acquired.

INVESTVIEW, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2021

(Unaudited)

Right of use asset	$125,522
Total assets acquired	125,522

Lease liability	152,961
Total liabilities assumed	152,961

(Loss) on asset acquisition	$(27,439)

The table below represents the pro forma revenue and net income (loss) for the three and six months ended September 30, 2021 and 2020, assuming the asset acquisition had occurred on April 1, 2020. This pro forma information does not purport to represent what the actual results of our operations would have been had the asset acquisition occurred on this date nor does it purport to predict the results of operations for future periods.

	Three Months Ended September 30,		Six Months Ended September 30,
	2021	2020	2021	2020
Revenues	$23,371,100	$7,753,337	$48,998,020	$13,343,391
Net income (loss)	$8,026,425	$(1,454,357)	$16,450,917	$(6,582,399)
Basic income (loss) per common share	$0.00	$(0.00)	$0.01	$(0.00)
Diluted income (loss) per common share	$0.00	$(0.00)	$0.00	$(0.00)

NOTE 11 – SUBSEQUENT EVENTS

In accordance with ASC Topic 855, Subsequent Events, we have evaluated subsequent events through the date of this filing and have determined that there are no subsequent events that require disclosure except as noted below.

In November 2021 we were notified that the U.S. Small Business Administration had approved the forgiveness of our Paycheck Protection Program loan, in the amount of $505,300.

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

We have spent the majority of fiscal 2021 establishing the company as a FINTECH provider of services. The Company’s objective is to provide a suite of offerings that advance financial technology initiatives in the personal finance, global markets, high speed processing optimization and crypto mining operations.

Our largest subsidiary in terms of revenue is iGenius, LLC. iGenius leverages a worldwide distribution network to provide financial education, technology and tools geared towards self-directed retail investors. Each iGenius membership provides a core set of financial education resources including live market training sessions, a robust library of financial education videos and courses, market calendars, and a variety of research and trade alert channels. These tools provide access to the information necessary to manage and improve one’s financial position. In addition to the financial education technology and tools, iGenius members also gain access to a variety of benefits provided through third party partnerships and arrangements. Some of these third-party products and services include cryptocurrency packages, discounted travel, crypto trading software and a digital wallet platform. iGenius members who choose to distribute the iGenius products and services can qualify to earn commissions and bonuses for selling memberships and retaining customers under the framework of a network marketing bonus plan.

Kuvera France S.A.S. was our entity in France and iGenius Global LTD is our entity in Northern Ireland. These entities were responsible for distributing our products and services throughout the European Union. Kuvera France S.A.S. was closed in June of 2021.

S.A.F.E. Management, LLC (“SAFE”) is a Registered Investment Adviser and Commodity Trading Adviser that has been established to deliver automated trading strategies to individuals who find they lack the time to trade for themselves. SAFE is committed to bringing innovative trade methodologies, strategies, and algorithms for all worldwide financial markets. SAFE will be structured under the Investview Financial Group Holdings, LLC and is planned to relaunch their services primarily focused on commodities and FOREX as a Commodity Trading Advisor.

SAFETek, LLC is a Blockchain technology company that provides leading-edge research, development, and management of digital asset technologies with a focus on Bitcoin mining and the new generation of digital assets. SAFETek’s Bitcoin mining operations in North America and other international locations aim to maintain optimal efficiency and profitability while running on sustainable, low-cost, and/or renewable energy sources. At these locations, SAFETek manages nearly 10,000 next-generation Bitcoin ASIC miner machines, with over 80% powered by renewable energy. SAFETek is also developing new and more efficient ways to mine cryptocurrencies through innovations in hardware, liquid immersion, firmware, and additional ways to develop and utilize renewable energy sources. The majority of this development and innovation work occurs at SAFETek’s 20,000 square foot facility in Texas that was opened in May 2021. At this facility, SAFETek operates a 24/7/365 Managed Network Operation Center (NOC) to achieve higher efficiency, productivity, and availability, a Bitcoin ASIC Miner Repair Service to clean, refurbish and optimize existing Bitcoin Mining Servers, a research and development center to test and develop new Bitcoin Mining firmware and liquid immersion systems, and a manufacturing facility to build mobile Bitcoin Mining Data Center Facilities. With these products and services, SAFETek aims to increase the hashrate, uptime, profitability, and overall ROI of crypto currency mining operations for ourselves and for our customers.

Apex Tek, LLC was the entity responsible for sales of the APEX program. Launched in September 2019, the APEX product pack included hardware, firmware, software and purchase protection that was purchased and then leased to SAFETek, LLC. We have currently ceased selling the APEX package and bought back all leases associated with the business. There are currently no operations or activity in Apex Tek, LLC.

United Games, LLC, United League, LLC, and Investment Tools & Training, LLC have had no operations and will be restructured or eliminated. Investview Financial Group Holdings, LLC and Investview MTS, LLC will be used in conjunction with our anticipated acquisition of the operating assets of SSA Technologies LLC, an entity that owns and operates LevelX Capital LLC, a FINRA registered broker-dealer and LevelX Advisors LLC, a registered investment advisor. Investview Financial Group Holdings, LLC owns Prodigio, a proprietary software-based trading platform with applications in the brokerage industry.

Results of Operations

Three Months Ended September 30, 2021 Compared to Three Months Ended September 30, 2020

Revenues

We recorded net revenue of $23,371,100 for the three months ended September 30, 2021, which was an increase of $15,617,763 or 201%, from the prior period net revenue of $7,753,337. The increase can be explained by an increase of Bitcoin value, an increase in active Bitcoin miners, the introduction of NDAU, the world’s first adaptive digital currency product, and improvements to our iGenius product offerings and distribution in new markets.

Our gross billings increased by 216%, or $17,475,725, to $25,572,329 in the three months ended September 30, 2021, versus $8,096,604 in the three months ended September 30, 2020, as a result of the activity noted above.

Operating Costs and Expenses

We recorded operating costs and expenses of $15,967,518 for the three months ended September 30, 2021, which was an increase of $8,718,553, or 120%, from the prior period’s operating costs and expenses of $7,248,965. The increase can be explained, in general, by the growth of our operations and increases in our revenue. Specifically, there was an increase in our commissions of $6,518,278, or 191%, from $3,416,713 for the three months ended September 30, 2020, to $9,934,991 for the three months ended September 30, 2021. There was also an increase in our general and administrative expenses of $2,113,314, or 579%, from $364,826 for the three months ended September 30, 2020, to $2,478,140 for the three months ended September 30, 2021. The increase in commissions was a result of the increase in subscription and cryptocurrency revenue and the increase in general and administrative expenses was due to our cancellation of 200,000,000 shares that were returned in the three months ended September 30, 2020 in conjunction with the termination of a Joint Venture Agreement which resulted in the reversal of previously recorded expense of $951,956, thus offsetting total general and administrative expenses by that amount. No similar cancellation or reversal of expenses occurred in the current period.

Other Income and Expenses

We recorded other income (expense) of $971,767 for the three months ended September 30, 2021, which was a difference of $2,661,602, or 158%, from the prior period other income (expense) of $(1,689,835). The change is mostly due a decrease in interest expense from $2,480,067 in the three months ended September 30, 2020 compared to interest expense of $6,000 in the three months ended September 30, 2021 and an increase in realized gain on cryptocurrency from $86,427 for the three months ended September 30, 2020 versus $1,651,024 for the three months ended September 30, 2021. The decrease in the interest expense from the prior period was due to our efforts to restructure debt and payoff high-interest borrowings and the increase in the realized gain on cryptocurrency was simply due to the change in market value of cryptocurrency from the point at which we obtained the digital coins versus when we used the digital coins.

Six Months Ended September 30, 2021 Compared to Six Months Ended September 30, 2020

Revenues

We recorded net revenue of $48,997,665 for the six months ended September 30, 2021, which was an increase of $35,654,512 or 267%, from the prior period net revenue of $13,343,153. The increase can be explained by an increase of Bitcoin value, an increase in active Bitcoin miners, the introduction of NDAU, the world’s first adaptive digital currency product, and improvements to our iGenius product offerings and distribution in new markets.

Our gross billings increased by 338%, or $47,348,406, to $61,351,529 in the six months ended September 30, 2021, versus $14,003,123 in the six months ended September 30, 2020, as a result of the activity noted above.

Operating Costs and Expenses

We recorded operating costs and expenses of $31,056,633 for the six months ended September 30, 2021, which was an increase of $15,211,054, or 96%, from the prior period’s operating costs and expenses of $15,845,579. The increase can be explained, in general, by the growth of our operations and increases in our revenue. Specifically, there was an increase in our commissions of $11,926,868, or 176%, from $6,790,544 for the six months ended September 30, 2020, to $18,717,412 for the six months ended September 30, 2021. Also, there was an increase in general and administrative expenses of $1,715,006, or 61%, from $2,809,618 for the three months ended September 30, 2020, to $4,524,624 for the three months ended September 30, 2021. The increase in commissions was a result of the increase in subscription and cryptocurrency revenue and the increase in general and administrative expenses was due to our cancellation of 200,000,000 shares that were returned in the six months ended September 30, 2020 in conjunction with the termination of a Joint Venture Agreement which resulted in the reversal of previously recorded expense of $951,956, thus offsetting total general and administrative expenses by that amount. No similar cancellation or reversal of expenses occurred in the current period.

Other Income and Expenses

We recorded other income (expense) of $(789,836) for the six months ended September 30, 2021, which was a difference of $2,806,003, or 78%, from the prior period other income (expense) of $(3,595,839). The change is mostly due a decrease in interest expense from $4,727,165 in the six months ended September 30, 2020 compared to interest expense of $11,934 in the six months ended September 30, 2021, offset by an increase in interest expense, related parties from $389,720 in the six months ended September 30, 2020 compared to $1,523,477 for the six months ended September 30, 2021. The decrease in the interest expense from the prior period was due to our efforts to restructure debt and payoff high-interest borrowings and the increase in the interest expense, related parties was due to the Company obtaining funding from related parties in the form of convertible debt, which resulted in beneficial conversion features being recorded at the time of the borrowing and the debt discount being amortized to interest expense, related party, over the term of the notes.

Liquidity and Capital Resources

During the six months ended September 30, 2021, we recorded net income of $17,147,249, generated $14,657,763 in cash through our operating activities, and generated $1,959,678 through financing activities. We used this cash to fund operations and fund the purchase of $843,990 worth of fixed assets. As a result, our cash, cash equivalents, and restricted cash increased by $15,771,769 to $22,433,596 as compared to $6,661,827 at the beginning of the fiscal year.

As of September 30, 2021, our current assets exceeded our current liabilities to result in working capital of $19,397,106, which was an increase from the working capital of $2,005,538 as of March 31, 2021.

Critical Accounting Policies

Basis of Presentation

Our financial statements are presented on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Prior to September 20, 2021 we operated the Company on a March 31 fiscal year end. Effective September 20, 2021, our Board of Directors acted by unanimous written consent to change our fiscal year end to December 31.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations (Regulation S-X) of the Securities and Exchange Commission (the “SEC”) and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the six months ended September 30, 2021, are not necessarily indicative of the operating results that may be expected for the filing of our December 31, 2021 Form 10-K that will cover the transition period for our new fiscal year. These unaudited condensed consolidated financial statements should be read in conjunction with the March 31, 2021 consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended March 31, 2021.

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

Revenue Recognition

Subscription Revenue

The majority of our revenue is generated by subscription sales and payment is received at the time of purchase. We recognize subscription revenue in accordance with ASC 606-10 where revenue is measured based on a consideration specified in a contract with a customer and recognized when we satisfy the performance obligation specified in each contract. Our performance obligation is to provide services over a fixed subscription period; therefore, we recognize revenue ratably over the subscription period and deferred revenue is recorded for the portion of the subscription period subsequent to each reporting date. Additionally, we offer a 10-day trial period to first time subscription customers, during which a full refund can be requested if a customer does not wish to continue with the product. Revenues are deferred during the trial period as collection is not probable until that time has passed. Revenues are presented net of refunds, sales incentives, credits, and known and estimated credit card chargebacks. As of September 30, 2021 and March 31, 2021 our deferred revenues were $2,820,120 and $1,561,188, respectively.

Mining Revenue

Through our wholly owned subsidiary, SAFETek, LLC, we leased computer equipment under a sales-type lease through June of 2020. In June of 2020 we cancelled all leases and purchased all of the rights and obligations under the leases, which included obtaining ownership of all computer equipment. We use the computer equipment to validate and process public blockchain transactions (commonly referred to as “mining”). As compensation for mining, we are issued block rewards and transaction fees from public blockchain networks in the form of newly created cryptocurrency units. Our mining activities constitute the ongoing major and central operations of SAFETek, LLC. Because we do not have contracts, nor do we have customers associated with our mining revenue, we recognize revenue when fees and/or rewards are settled, or ultimately granted to us as a result of our mining activities.

Cryptocurrency Revenue

We generate revenue from the sale of cryptocurrency packages to our customers through an arrangement with third-party providers. The various packages include different amounts of coin with differing rates of returns and terms and, in some cases, include a product protection option that allows the purchaser to protect their initial purchase price. The protection allows the purchaser to obtain 50% of their purchase price at five years or 100% of their purchase price at ten years. Both the coin and the protection option are delivered by third-party providers.

We recognize cryptocurrency revenue in accordance with ASC 606-10 where revenue is measured based on a consideration specified in a contract with a customer and recognized when we satisfy the performance obligation specified in each contract. Our performance obligation is to arrange for the third-parties to provide coin and protection (if applicable) to our customers and payment is received from our customers at the time of order placement. All customers are given two weeks to request a refund, therefore we record a customer advance on our balance sheet upon receipt of payment. After the two weeks have passed from order placement, we request our third-party providers to deliver coin and protection (if applicable), at which time we recognize revenue and the amounts due to our providers on our books. As of September 30, 2021 and March 31, 2021 our customer advances related to cryptocurrency revenue were $870,168 and $2,067,313, respectively.

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

Revenue generated for the six months ended September 30, 2021 is as follows:

	Subscription Revenue	Cryptocurrency Revenue	Mining Revenue	Fee Revenue	Total
Gross billings/receipts	$26,436,065	$18,205,143	$16,710,321	$-	$61,351,529
Refunds, incentives, credits, and chargebacks	(1,552,154)	-	-	-	(1,552,154)
Amounts paid to providers	-	(10,801,710)	-	-	(10,801,710)
Net revenue	$24,883,911	$7,403,433	$16,710,321	$-	$48,997,665

For the six months ended September 30, 2021 foreign and domestic revenues were approximately $25.5 million and $23.5 million, respectively.

Revenue generated for the six months ended September 30, 2020 is as follows:

	Subscription Revenue	Cryptocurrency Revenue	Mining Revenue	Fee Revenue	Total
Gross billings/receipts	$10,159,115	$-	$3,836,285	$7,723	$14,003,123
Refunds, incentives, credits, and chargebacks	(659,970)	-	-	-	(659,970)
Amounts paid to providers	-	-	-	-	-
Net revenue	$9,499,145	$-	$3,836,285	$7,723	$13,343,153

For the six months ended September 30, 2020 foreign and domestic revenues were approximately $8.9 million and $4.4 million, respectively.

Revenue generated for the three months ended September 30, 2021 is as follows:

	Subscription Revenue	Cryptocurrency Revenue	Mining Revenue	Fee Revenue	Total
Gross billings/receipts	$14,904,004	$2,329,566	$8,338,759	$-	$25,572,329
Refunds, incentives, credits, and chargebacks	(869,790)	-	-	-	(869,790)
Amounts paid to providers	-	(1,331,439)	-	-	(1,331,439)
Net revenue	$14,034,214	$998,127	$8,338,759	$-	$23,371,100

For the three months ended September 30, 2021 foreign and domestic revenues were approximately $13.6 million and $9.8 million, respectively.

Revenue generated for the three months ended September 30, 2020 is as follows:

	Subscription Revenue	Cryptocurrency Revenue	Mining Revenue	Fee Revenue	Total
Gross billings/receipts	$5,599,155	$-	$2,493,739	$3,710	$8,096,604
Refunds, incentives, credits, and chargebacks	(343,267)	-	-	-	(343,267)
Amounts paid to providers	-	-	-	-	-
Net revenue	$5,255,888	$-	$2,493,739	$3,710	$7,753,337

For the three months ended September 30, 2020 foreign and domestic revenues were approximately $7.3 million and $0.5 million, respectively.

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

ITEM 4 – CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our acting Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”) as of the end of the period covered by this Quarterly Report on Form 10-Q. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Our disclosure controls and procedures are designed to provide reasonable, not absolute, assurance that the objectives of our disclosure control system are met. Because of inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within a company have been detected. Our acting Chief Executive Officer and Chief Financial Officer have concluded, based on their evaluation as of the end of the period covered by this report, that our disclosure controls and procedures were effective.

Changes in Internal Controls

There were no changes in our internal controls over financial reporting during the fiscal quarter ended September 30, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

We have recently received a subpoena from the United States Securities and Exchange Commission (“SEC”) for the production of documents. We have reason to believe that the focus of the SEC’s inquiry involves whether certain federal securities laws were violated in connection with, among other things, the offer and sale of cryptocurrency products and the operation of our subscription-based multi-level marketing business now known as iGenius.  In the subpoena, the SEC advised that the investigation does not mean that the SEC has concluded that we or anyone else has violated federal securities laws and or any other law. We believe that we have complied at all times with the federal securities laws. However, we are aware of the evolving SEC commentary and rulemaking process relative to the characterization of cryptocurrency products under federal securities laws that is sweeping through a large number of businesses that operate within the cryptocurrency sector.

We intend to cooperate fully with the SEC’s investigation and will continue to work with outside counsel to review the matter.

ITEM 1.A – RISK FACTORS

We have received a subpoena from the SEC.

On November 9, 2021, we received a subpoena from the SEC for the production of documents. We have reason to believe that the focus of the SEC’s inquiry involves whether we have violated the federal securities laws in connection with, among other things, the offer and sale of cryptocurrency products and the operation of our subscription-based multi-level marketing business now known as iGenius. We intend to fully cooperate with the SEC in this matter. Responding to the subpoena will and may continue to entail cost and management’s attention. The existence of an SEC investigation and its potential outcome could have a material adverse effect on us and our business and operations.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 – MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5 – OTHER INFORMATION

On November 16, 2021, we and DBR Capital, LLC, entered into a Third Amendment to the Amended and Restated Securities Purchase Agreement dated as of November 9, 2021 (the “Agreement”). The new amendment changes the deadlines for the fourth and fifth closings under the Agreement from December 31, 2021, to December 31, 2022. The fourth and fifth closings remain at the sole discretion of DBR Capital and we cannot provide any assurance that they will occur when contemplated or ever.

The new amendment also revised the language of the change of control provisions to reflect James R. Bell’s appointment as our acting Chief Executive Officer.

The foregoing information is intended as a summary of the reported amendment and is qualified in its entirety by reference to the complete text of the amendment, which is filed as Exhibit 10.97 to this Report and incorporated herein by reference.

ITEM 6 – EXHIBITS

The following exhibits are filed as a part of this report:

Exhibit Number*	Title of Document	Location

Item 10	Material Contracts

10.91	Amended and Restated Securities Purchase Agreement between and among Investview MTS, LLC, Investview Financial Group Holdings, LLC, Investview, Inc, and MPower Trading Systems, LLC dated as of September 3, 2021	Incorporated by reference to the Current Report on Form 8K filed September 10, 2021

10.92	Bill of Sale, Assignment and Assumption between Investview MTS, LLC, and MPower Trading Systems, LLC dated as of September 3, 2021	Incorporated by reference to the Current Report on Form 8K filed on September 10, 2021

10.93	Registration Rights Agreement dated as of September 3, 2021	Incorporated by reference to the Current Report on Form 8K filed on September 10, 2021

10.94	Debt Conversion Agreement between Investview, Inc. and Joseph Cammarata, effective as of March 30, 2021	Incorporated by reference to the Current Report on Form 8K filed on September 29, 2021

10.95	Convertible Promissory Note due March 30, 2022, dated March 30, 2021	Incorporated by reference to the Current Report on Form 8K filed on September 29, 2021

10.96	Amendment One to Convertible Promissory Note dated March 30, 2021	Incorporated by reference to the Current Report on Form 8K filed on September 29, 2021

10.97	Third Amendment to Amended and Restated Securities Purchase Agreement dated as of November 9, 2021	This filing.

Item 31	Rule 13a-14(a)/15d-14(a) Certifications

31.01	Certification of Acting Principal Executive Officer Pursuant to Rule 13a-14	This filing.

31.02	Certification of Principal Financial Officer Pursuant to Rule 13a-14	This filing.

Item 32	Section 1350 Certifications

32.01	Certification of Acting Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	This filing.

32.02	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	This filing.

Item 101***	Interactive Data File

101.INS	Inline XBRL Instance Document	This filing.

101.SCH	Inline XBRL Taxonomy Extension Schema	This filing.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase	This filing.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase	This filing.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase	This filing.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase	This filing.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)	This filing.

*	All exhibits are numbered with the number preceding the decimal indicating the applicable SEC reference number in Item 601 and the number following the decimal indicating the sequence of the particular document. Omitted numbers in the sequence refer to documents previously filed as an exhibit.

**	Identifies each management contract or compensatory plan or arrangement required to be filed as an exhibit as required by Item 15(a)(3) of Form 10-K.

***	Users of this data are advised that, pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or Annual Report for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Exchange Act of 1934 and otherwise are not subject to liability.

SIGNATURE PAGE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

INVESTVIEW, INC.

Dated: November 22, 2021	By:	/s/ James R. Bell
James R. Bell
Acting Chief Executive Officer
(Principal Executive Officer)

Dated: November 22, 2021	By:	/s/ Ralph R. Valvano
Ralph R. Valvano
Chief Financial Officer
(Principal Financial Officer and Accounting Officer)

