Form 10-KT
period 2021-12-31
Investview, Inc.
filed 2022-05-16
CIK 862651

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☐ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED

☒ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from April 1, 2021 to December 31, 2021.

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. As of June 30, 2021, the aggregate market value of the issued and outstanding common stock held by non-affiliates of the registrant, based upon the closing price per share of $0.159 of the common stock as traded on the OTCQB was approximately $373,823,108.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. As of May 13, 2022, there were 2,711,108,823 shares of common stock par value $0.001 per share, outstanding.

Documents incorporated by reference: NONE

INVESTVIEW, INC.

2021 FORM 10-K ANNUAL REPORT

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

CERTAIN STATEMENTS CONTAINED IN THIS REPORT MAY CONTAIN “FORWARD-LOOKING STATEMENTS” WITHIN THE MEANINGS OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. THESE STATEMENTS, WHICH INVOLVE RISKS AND UNCERTAINTIES, REFLECT OUR CURRENT EXPECTATIONS, INTENTIONS, OR STRATEGIES REGARDING OUR POSSIBLE FUTURE RESULTS OF OPERATIONS, PERFORMANCE, AND ACHIEVEMENTS. FORWARD-LOOKING STATEMENTS INCLUDE, WITHOUT LIMITATION: STATEMENTS REGARDING FUTURE PRODUCTS OR PRODUCT DEVELOPMENT; STATEMENTS REGARDING FUTURE SELLING, GENERAL AND ADMINISTRATIVE COSTS AND RESEARCH AND DEVELOPMENT SPENDING; STATEMENTS REGARDING THE FUTURE PERFORMANCE OF OUR NETWORK MARKETING EFFORTS; STATEMENTS REGARDING OUR EXPECTATIONS REGARDING ONGOING REGULATORY MATTERS AND PENDING OR THREATENED LEGAL PROCEEDINGS; STATEMENTS REGARDING INTERNATIONAL GROWTH; AND STATEMENTS REGARDING FUTURE FINANCIAL PERFORMANCE, RESULTS OF OPERATIONS, CAPITAL EXPENDITURES AND SUFFICIENCY OF CAPITAL RESOURCES TO FUND OUR OPERATING REQUIREMENTS.

THESE FORWARD-LOOKING STATEMENTS MAY BE IDENTIFIED IN THIS REPORT BY WORDS SUCH AS “ANTICIPATE”, “BELIEVE”, “COULD”, “ESTIMATE”, “EXPECT”, “INTEND”, “PLAN”, “PREDICT”, “PROJECT”, “SHOULD” AND SIMILAR TERMS AND EXPRESSIONS, INCLUDING REFERENCES TO ASSUMPTIONS AND STRATEGIES. THESE STATEMENTS REFLECT OUR CURRENT BELIEFS AND ARE BASED ON INFORMATION CURRENTLY AVAILABLE TO US. ACCORDINGLY, THESE STATEMENTS ARE SUBJECT TO CERTAIN RISKS, UNCERTAINTIES, AND CONTINGENCIES, WHICH COULD CAUSE OUR ACTUAL RESULTS, PERFORMANCE, OR ACHIEVEMENTS TO DIFFER MATERIALLY FROM THOSE EXPRESSED IN, OR IMPLIED BY, SUCH STATEMENTS.

The following factors are among those that may cause actual results to differ materially from our forward-looking statements:

●	the continuing impact of the COVID-19 pandemic on our business, employees, members, operating results, and ability to obtain additional funding;

●	failure to execute our product launch process due to increased pressure on our supply chain, information systems, and management;

●	disruptions in our information technology systems;

●	failure to protect against cybersecurity risks and to maintain the integrity of data;

●	international trade or foreign exchange restrictions, increased tariffs, and foreign currency exchange fluctuations;

●	deterioration of global economic conditions;

●	inability to raise additional capital if needed;

●	expensive and time-consuming legal proceedings;

●	failure to comply with anti-corruption laws;

●	potential for investigatory and enforcement action by the federal and state regulatory authorities;

●	an adverse outcome of any proceedings with the SEC in which we may be involved from time to time;

●	any adverse developments that may arise out of the current investigatory action by the Securities and Exchange Commission (See Item 3. “Legal Proceedings”);

●	volatility of the market price of our common stock;

●	economic, political, foreign exchange, and other risks associated with international operations;

●	failure of new products to gain distributor or market acceptance;

●	noncompliance by our independent distributors with applicable legal requirements or our policies and procedures;

●	failure to directly provide oversight and direction to our independent distributors;

●	inability to retain independent distributors or to attract new independent distributors on an ongoing basis;

●	unexpected tax or other assessments relating to the activity of our independent distributors;

●	government regulations on direct selling activities in our various markets prohibiting or severely restricting our business;

●	a finding that our direct selling program is not in compliance with current or newly adopted laws or regulations in various markets;

●	the unique industry risks associated with our Bitcoin mining operations that are largely outside of our control and that could have material adverse effects on our business, including, among others: risks associated with the need for significant amounts of low-cost and reliable electricity; changes to laws pertaining to mining or holding Bitcoin; our need for consistent, high-speed, and highly secure Internet connectivity; intense competition for new miners and the necessary infrastructure to support industrial-scale Bitcoin mining operations; cybersecurity risks; increased global Bitcoin network hash rate and difficulty; and competition for a fixed supply of Bitcoin rewards;

●	inability to make accurate projections about our business and future contingencies as a result of the significant price volatility of Bitcoin and other risks other risks largely outside of our control, such as our suppliers’ inability to perform or timely deliver the new miners, parts, or services we purchase from them;

●	failure to effectively secure required commercial power, equipment and/or material to implement an air-cooled and/or immersion-cooled Bitcoin mining infrastructure or to realize the benefits we anticipate from our substantial investment in air-cooled Bitcoin mining on the schedule we anticipate, if at all;

●	inability to manage existing markets, open new international markets, or expand our operations;

●	potential adverse effects on our business and stock price due to ineffective design and oversight of our internal controls over financial reporting and other processes;

●	unfavorable publicity on our business or products, particularly associated with the ongoing regulatory matters with the Securities and Exchange Commission and the recent termination of our former CEO following the announcement of civil and criminal charges filed against him in connection with his activities unrelated to Investview and its businesses; and

●	loss of, or inability to attract, build and integrate our management team and other key personnel.

When considering these forward-looking statements, investors should keep in mind the cautionary statements in this report. Except as required by law, we have no obligation and do not undertake to update or revise any such forward-looking statements to reflect events or circumstances after the date of this report.

PART I

Item 1. Business

General

Investview, Inc., a Nevada corporation (which we refer to as “we,” “us,” “our,” “Investview,” or the “Company”), a financial technology (FinTech) services company, operates several different businesses, including a Financial Education and Technology business that delivers a series of products and services involving financial education, digital assets and related technology, through a network of independent distributors; a Blockchain Technology and Crypto Mining Products and Services business including leading-edge research, development and FinTech services involving the management of digital asset technologies with a focus on Bitcoin mining and the new generation of digital assets; and a Brokerage and Financial Markets business that is currently in the early stages but plans to expand within the investment management and brokerage industries by commercializing on a proprietary trading platform we acquired in September 2021.

Business

Financial Education and Technology

Through our wholly-owned subsidiary, iGenius, LLC (“iGenius”), we deliver multiple services and products, both domestically and internationally, through a direct selling network, also known as multi-level marketing, of independent distributors that are offering our products and services through a subscription-based revenue model to a large base of customers that we refer to as “members”. These services and products consist of the offering of research, education, and investment tools designed to assist the self-directed investor in successfully navigating the financial markets, including equities, options, FOREX, ETFs, binary options, and cryptocurrency. We have multiple tiers of membership at varying upfront and monthly subscription costs, which provide members with the ability to select from a range of membership packages to meet their product and service needs and price point. We offer first time members a guarantee of satisfaction, whereby, during the designated trial period (10 days from initial purchase for domestic customers and 14 days from initial purchase for international customers) if the member for any reason is not satisfied with our products or services, the member may request a full refund of their subscription.

Our services include access to our library of educational content, as well as access to live and recorded education sessions, and trade alerts provided by independent market experts who are experienced professionals. In addition to trading tools and research, we also offer access to education and software applications that are designed to assist our members in debt reduction, increased savings, budgeting, and proper tax management. Each product subscription includes a core set of trading tools and research along with the personal finance management suite to provide an individual with access to the information necessary to cultivate and manage his or her finances and investment objectives. In addition to the financial education technology and tools, iGenius members also gain access to a variety of benefits provided through third party partnerships and affinity arrangements, including access to a discounted travel portal, crypto trading software and a digital wallet platform. Further, through a distribution arrangement we have with Oneiro NA, Inc., we have provided our members with an opportunity to purchase through Oneiro a specialty form of adaptive digital currency called “ndau”. Ndau is differentiated from other existing cryptocurrencies by its built-in structures that incentivize stability and potential for growth as well as its more energy efficient algorithm. We have also periodically engaged in the purchase of ndau to hold in our inventory.

We believe that the use of a direct selling distribution network is an effective way to market our products and services for purchase because demand for financial education and other services is strengthened by the ongoing personal contact between members and distributors. In addition, most of our distributors are members and use our products and services themselves, and therefore can provide first-hand testimonials about our products and services, which can serve as a powerful sales tool.

Blockchain Technology and Crypto Mining Products and Services

Through our wholly-owned subsidiary, SAFETek, LLC (“SAFETek”), we operate a Blockchain technology company that provides leading-edge research, development, and FinTech services involving the management of digital asset technologies with a focus on Bitcoin mining and the new generation of digital assets. At our North American and other international locations, SAFETek owns and manages nearly 10,000 next-generation Bitcoin application-specific integrated circuit (“ASIC”) miner machines, with over 98% of such machines being powered by geothermal renewable energy. Bitcoin mined at our locations is used to pay certain of our expenses, including bonus and commission payments to our U.S. and foreign independent distributors for our iGenius business, or otherwise held for investment purposes. We are also developing new and more efficient ways to mine cryptocurrencies through innovations in hardware, liquid immersion, firmware, and additional ways to develop and utilize renewable energy sources. The majority of this development and innovation work occurs at SAFETek’s 20,000 square foot facility in Conroe, Texas that was opened in May 2021. At this facility, SAFETek operates a round-the-clock Network Operation Center (NOC) to achieve higher efficiency, productivity, and availability of Bitcoin Mining Servers; a Bitcoin ASIC Miner Repair Service center to clean, refurbish and optimize our existing Bitcoin Mining Servers as well as those of third party customers; a research and development center to test and develop new Bitcoin Mining firmware and liquid immersion systems; a manufacturing facility to build Mobile Bitcoin Mining Data Center (MDC) Facilities; and producing and manufacturing facilities providing approximately 3-megawatts of data center capacity capable of supporting approximately 800 of the latest generation miners per mobile data center for internal use and/or for sale to third party customers. Through these products and services, we aim to increase the hash rate, uptime, profitability, and overall ROI of our crypto currency mining operations.

Brokerage and Financial Markets

In order to, among other things, commercialize on the proprietary trading platform we recently acquired from MPower Trading Systems, LLC, take advantage of the market’s increasing acceptance and expansion of the ownership and use of digital currencies as an investable asset class (subject to any applicable regulatory limitations) and to proactively respond to increasing regulatory scrutiny relative to cryptocurrency products, we have adopted a growth plan that contemplates our expansion into the brokerage and financial markets business. Our growth plan contemplates the establishment of a suite of financial services that will include self-directed brokerage services, institutional trade execution services, innovative advisory services (RIA, CTA), and codeless algorithmic trading technologies, which will operate under our recently formed subsidiary, Investview Financial Group Holdings, LLC (“IFGH”).

As part of this growth plan, in September 2021, we completed the acquisition of the operating assets and intellectual property rights of MPower Trading Systems, LLC, the developer and owner of Prodigio, a proprietary software-based trading platform with applications within the brokerage industry. In March 2021, we also entered into agreements for the acquisition of LevelX, a brokerage firm owned by SSA Technologies LLC, a company that is controlled by Joseph Cammarata, our former chief executive officer (“LevelX”). See Item 13. “Certain Relationships and Related Transactions, and Director Independence”. The completion of the closing of the LevelX transaction is subject to various closing conditions, including obtaining FINRA approval to the change of control transaction, which we believe has been impeded due to certain complications relating to legal proceedings involving Mr. Cammarata in connection with his activities unrelated to Investview and its businesses. If FINRA approval is not forthcoming, we are likely to abandon the LevelX acquisition and search for alternative acquisitions within the brokerage industry.

Our wholly-owned subsidiary, SAFE Management, LLC (“SAFE Management”), owns a currently dormant registered investment advisor and a commodity trading advisor registered with the National Futures Association (NFA). However, we plan to relaunch its services under the IFGH umbrella in 2022 to primarily focus on commodities and FOREX.

Apex Tek, LLC

Historically, through our wholly-owned subsidiaries Apex Tek, LLC and SAFETek, we sold high powered data processing equipment, known as the Apex package, to our customers which equipment was then leased back to us for our crypto mining operations. We discontinued sales of the Apex package in June 2020 principally due to supply chain issues related to COVID-19, and implemented a buy-back program whereby we offered to repurchase such equipment and cancel the existing lease, by way of a 48-month promissory note. Through the buy-back program, we repurchased approximately 99% of the Apex equipment in late 2020. We repaid approximately $4 million on account of such promissory notes during the nine months ended December 31, 2021 and continue to pay monthly installments under the promissory notes as they become due. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

Sales and Marketing

We market our financial education and technology services and products through a network of independent “distributors” located both within the United States and internationally who market our products and services to customers through direct selling techniques, also known as multi-level marketing, and sponsor other independent distributors who also market our products and services to customers. Our independent distributors are generally members who elect to participate in our distribution program. Approximately 12% -14% of our customers are currently also distributors. We have adopted various policies and procedures to which our independent distributors are expected to adhere. We also provide training. We seek to motivate our independent distributors by offering high quality products and services and providing product support and financial incentives. iGenius distributors are eligible to receive bonuses on sales of new memberships and on upgrades in membership sold to their personally enrolled members. Bonuses for enrollments and upgraded enrollments vary depending on the level of membership that a member is enrolled in. In addition, our distributors are eligible for residual bonuses each time their personally enrolled members renew their subscriptions. We believe that the opportunity for our independent distributors to earn bonuses and commissions contributes significantly to our ability to retain our most active and productive distributors.

We principally market our Blockchain technology and crypto mining products and services through trade shows, business to business marketing and Blockchain supporting relationships.

In the United States, we generally sell our products and services on a cash or credit card basis. We also accept Bitcoin as a form of payment and use it to satisfy liabilities.

Materials and Suppliers

Digital asset mining is dependent on specialized digital asset mining hardware utilizing ASIC chips to solve blocks on blockchains using the 256-bit secure hashing algorithm. Almost all of these miners are produced outside of the United States, mostly in China and Southeast Asia, by a few manufacturers. As the market value of digital assets has increased, the demand for the newest, most efficient miners has also increased, leading to scarcity in the supply, and thereby a resulting increase in the price of miners. While we do our own repairs at our facility in Texas, our mining business is highly dependent upon digital asset mining equipment suppliers providing an adequate supply of new generation digital asset mining machines at economical prices to enable profitable mining by us and by third-party customers intending to purchase our hosting and other solutions. We believe that our relationships with our power suppliers are good and that we have sufficient supply to conduct our business operations as presently contemplated.

Competition

Our financial education and technology services and products are sold in competition with other companies, some of which have greater sales volumes and financial resources than we do, and sell brands that are, through advertising and promotions, better known to consumers. We rely on our independent distributors to compete effectively in the direct selling markets, and our ability to attract and retain independent distributors depends on various factors, including the training, support, quality product offerings and financial incentives for the independent distributors.

With respect to our crypto mining business, we operate in a highly competitive environment. The primary drivers of competition are demand for Bitcoin, sufficient capital resources to acquire large quantities of high-quality miners, the ability to secure these miners from a limited number of suppliers on rapid delivery schedules, and the ability to generate the highest productivity. Recently, there has been a significant increase in the number of Bitcoin miners attempting to expand their mining operations at scale. As more Bitcoin miners enter the space, we expect additional pressure on the industry, with greater competition for access to miners and mining infrastructure, which is in limited supply. Data center hosting is also highly competitive in the Bitcoin mining space. Our Bitcoin ASIC miner machines are nearly all powered by renewable energy, which allows us to control our power costs, enabling us to focus on optimizing our mining returns.

Government Regulation

General

We are subject to government regulation in connection with securities laws and regulations applicable to all publicly owned companies as well as laws and regulations applicable to businesses generally. We are also increasingly subject to governmental regulation and legislation specifically targeting Internet companies, such as privacy regulations and taxes adopted at the local, state, national and international levels. Due to the increasing use of the internet, enforcement of existing laws, (such as consumer protection regulations in connection with web-based activities), has become more aggressive, and it is expected that new laws and regulations will continue to be enacted at the local, state, national, and international levels. Such existing and new legislation, alone or combined with increasingly aggressive enforcement of existing laws, could have a material adverse effect on our future operating performance and business.

Distribution Network Model

Our direct selling activities are regulated by the Federal Trade Commission (“FTC”), as well as various federal, state and local governmental agencies in the United States and foreign countries. These laws and regulations are generally intended to prevent fraudulent or deceptive schemes, often referred to as “pyramid” schemes, which compensate participants primarily for recruiting additional participants without sufficient emphasis on providing tangible products and/or services. The laws and regulations governing direct selling are modified from time to time, and, like other direct selling companies, we may be subject from time to time to government investigations related to our direct selling activities. This may require us to make changes to our business model and our sales compensation plan.

Cryptocurrency Mining

Cryptocurrency mining is largely an unregulated activity at both the state and federal level, but government regulation is being actively considered by the United States federal government via a number of agencies and regulatory bodies. Regulations may substantially change in the future and it is presently not possible to know how regulations will apply to or impact our businesses, or when they will be effective. United States and foreign country regulation of cryptocurrency mining is also important and determinative with respect to where we conduct our mining operations.

As the regulatory and legal environment evolves, we may become subject to new laws, such as further regulation by the SEC and other agencies, which may affect our mining and other activities. For additional discussion regarding our belief about the potential risks existing and future regulation pose to our business, see Part I, Item 1A. “Risk Factors” beginning on page 9 of this Annual Report.

Regulations relating to Brokerage and Financial Technologies Services

SAFE Management, our Commodity Trading Advisor, is registered with the National Futures Association and is also a New Jersey State Registered Investment Adviser (“RIA”), Commodities Trading Advisor (“CTA”), and Commodity Pool Operator registered with the U.S. Commodity Futures Trading Commission (“CFTC”), and is approved by the NFA for over-the-counter FOREX advisory services. As a New Jersey-registered RIA, we are required to comply with the laws and regulations of those states in which we have the requisite number of customers governing the activities of investment advisers and the fees they can charge, as well as certain provisions of the Investment Adviser Act of 1940. As an NFA member with the designation CTA, Commodity Pool Operator, and OTC FOREX adviser, we are required to comply with federal law and CFTC rules regulating those activities.

We have established these registrations and the advisory structure to offer automated trade execution, which is managed by SAFE Management, in its capacity as an RIA, for equities and equity options and in its capacity as a CTA for commodities, futures, and OTC Forex. In addition, SAFE Management provides traditional advisory services for clients who do not wish to trade for themselves. Automation of trades is only available through SAFE Management.

In addition, FINRA approval to the change of control transaction is required as a condition to our proposed acquisition of LevelX, the FINRA-registered broker-dealer. There can be no assurances that we will obtain such approval from FINRA.

Human Capital Resources

As of March 31, 2022, we had 37 employees, of which 33 were full-time and 4 are part-time. None of these employees are covered by a collective bargaining agreement. We have experienced no work stoppages and consider our relations with our employees to be good. We contract with a professional employer organization, or PEO, that administers our human resources, payroll and employee benefits functions for our employees in the United States. Although we recruit and select our workers, each of these workers is also an employee of record of the PEO. As a result, these workers are compensated through the PEO, are governed by the work policies created jointly by us and the PEO and receive their annual wage statements and other payroll or labor related reports from the PEO.

In addition to our employees, our human capital resources also include our independent distributors for our iGenius products and services, who are located worldwide. For information about our independent distributors, see Item 1. Business—“Sales and Marketing.”

Intellectual Property

We rely on a combination of trade-secret protection and confidentiality and/or license agreements with our employees, distributors, customers, partners, and others to protect our proprietary rights. It is our general practice to enter into confidentiality and invention assignment agreements with all of our employees and independent contractors. Such agreements include a confidentiality undertaking by the employee or independent contractor; ensure that all new intellectual property developed in the course of our relationship with employees or independent contractors is assigned to us; and require the employee or independent contractor to cooperate with us to protect our intellectual property during and after their relationship with us.

With respect to our Financial Education and Technology business, we recently applied for a trademark of “iGenius” with the U.S. Patent and Trademark Office and the application is still in process. Our trademark (in application), educational materials, domain names and customer lists are needed for us to remain competitive.

With respect to our cryptocurrency mining business, we actively use specific hardware and software. In certain cases, source code and other software assets may be subject to an open source license, as much technology development underway in this sector is open source. For these works, we adhere to the terms of any license agreements that may be in place. We do not currently own, and do not have any current plans to seek, any patents in connection with our existing and planned blockchain and cryptocurrency related operations.

With respect to our planned Brokerage and Financial Markets business, in September 2021 we acquired the source code and object code of the operational commercial ready front-end and middle office proprietary Prodigio SMART (Signal Management Automated Real-time Robotic Trading system) Trading Platform, all know-how and other intellectual property necessary, useful and/or used in the software. The acquisition is not expected to be immediately accretive to our results; however, together with our planned acquisition of LevelX (or another broker-dealer if the LevelX acquisition is not consummated), it is expected to become a fundamental part of an overall strategy to expand the scope of our Brokerage and Financial Markets business. See Part I, Item 1A. “Risk Factors.”

Corporate History

Investview was formed in the State of Utah on January 30, 1946 under its prior name Uintah Mountain Copper Mining Company. After the commencement and abandonment of several business plans, and after several name changes and change of domicile to Nevada, on March 27, 2012 we adopted our new business model and changed our name to Investview, Inc.

Internet Address

Additional information concerning our business can be found on our website at www.investview.com for the most up-to-date corporate financial information, presentation announcements, transcripts, and archives. Information regarding our products and services offered by our wholly owned subsidiary, iGenius LLC, may be found at www.igeniusglobal.com. SAFE Management LLC services can be viewed at www.safeadvglobal.com. Information regarding SAFETek LLC is available at www.safeteksolutions.com. Website links provided may change in the future. We make available free of charge on our website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports, as soon as reasonably practicable after we electronically file such material with or furnish it to the Securities and Exchange Commission.

Item 1A. Risk Factors

Investors should carefully consider the following material risk factors as well as all other information set forth or referred to in this report before purchasing shares of our preferred or common stock. Investing in our preferred or common stock involves a high degree of risk. Any of the following risks could materially and adversely affect our business, financial condition or results of operations. In such a case, you may lose all or part of your investment. The risks described below are not the only risks facing us. Additional risks and uncertainties not currently known to us or those we currently view to be immaterial may also materially adversely affect our business, financial condition or results of operations. If any of the following events or outcomes actually occur, our business operating results and financial condition would likely suffer. As a result, the trading price of our preferred and/or common stock could decline, and investors may lose all or part of the money paid to purchase our preferred and/or common stock.

Risks Related to our Business Generally

Our operations and financial condition have been adversely impacted by the COVID-19 pandemic and that may continue.

COVID-19 was declared a pandemic by the World Health Organization and the Centers for Disease Control and Prevention in March of 2020. Even though the COVID-19 surge appears to be abating and there has been a relaxation of pandemic-related constraints in many markets, we believe that the global spread of COVID-19 has created significant volatility and uncertainty and economic disruption. We believe the extent to which the COVID-19 pandemic, including new surges or COVID-19 variants, or any other pandemic ultimately impacts our business, financial condition, results of operations or cash flows will depend on numerous evolving factors that we may not be able to accurately predict, including, without limitation: the duration and scope of the pandemic; the success in delivering and efficacy of vaccines; governmental, business and individuals’ actions that have been and will be taken in response to the pandemic (including restrictions on travel and transport and workforce pressures); the effect on our suppliers and customers and customer demand for our core products and services; the effect on our sources of supply; the impact of the pandemic on economic activity and actions taken in response; closures of our and our suppliers’ and customers’ offices and facilities; the ability of our customers to pay for our products and services; financial market volatility; commodity prices; and the pace of recovery when the COVID-19 or other pandemic subsides.

SAFETek LLC suffered supply chain issues and significant delays in establishing mining operations due to the COVID-19 pandemic. The supply chain issues caused the suspension of the APEX sale-leaseback program. In addition, iGenius suffered the loss of all in-person marketing activities while pandemic-related constraints were in place, but pivoted to on-line marketing and zoom presentations which limited the impact to iGenius’s results from operations.

Loss from operations experienced for the nine-months ended December 31, 2021

We experienced a net loss of $28,375,235 from operations for the nine-months ended December 31, 2021. Although the net loss was attributable to the manner in which the acquisition of the operating assets and intellectual property rights of MPower Trading Systems, LLC, a related party (see “Item 13. Certain Relationships and Related Transactions, and Director Independence”), was accounted for on our financial statements, a loss of that magnitude could have an adverse reputational and commercial effect on us, including on our credit rating, banking matters, relationships with vendors, insurers, and credit processors, and other commercial relationships.

We may not be able to fully protect our proprietary rights and we may infringe upon the proprietary rights of others, which could result in costly litigation.

Our future success depends on our ability to protect and preserve the proprietary rights related to our products. We cannot assure that we will be able to prevent third parties from using our intellectual property and technology without our authorization. We also rely on trade secrets, common law trademark rights, and trademark registrations, as well as confidentiality and work for hire, development, assignment, and license agreements with employees, consultants, third-party developers, licensees, and customers. Our protective measures for these intangible assets afford only limited protection from illegal actors and may be flawed or become inadequate with the passage of time.

Policing unauthorized use of our technology is difficult and some foreign laws do not provide the same level of protection as U.S. laws. Litigation may be necessary in the future to enforce our intellectual property rights, to protect our trademarks or trade secrets that we may obtain, or to determine the validity and scope of the proprietary rights of others. Such litigation could result in substantial costs and diversion of resources and have a material adverse effect on our future operating results.

In recent years, there has been significant litigation in the United States involving intellectual property rights. In particular, there has been an increase in the filing of lawsuits alleging infringement of intellectual property rights, which pressure defendants into entering settlement arrangements quickly to dispose of such lawsuits, regardless of their merits. Other companies or individuals may allege that we infringe on their intellectual property rights. Litigation, particularly in the area of intellectual property rights, is costly and the outcome is inherently uncertain. In the event that we become involved in such a lawsuit in the future and receive an adverse result, we could be liable for substantial damages, and we may be forced to discontinue our use of the intellectual property in question or obtain a license to use those rights or develop non-infringing alternatives.

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

We accept, disburse, and hold cryptocurrency, which may subject us to exchange risk and additional tax and regulatory requirements.

We accept Bitcoin as a form of payment and use it to satisfy liabilities. Cryptocurrency is not considered legal tender or backed by any government and have experienced significant price volatility, technological glitches, and various law enforcement and regulatory interventions. If we fail to comply with regulations or prohibitions applicable to us, we could face regulatory or other enforcement actions and potential fines and other consequences. We also hold cryptocurrencies directly, subjecting us to exchange rate risk as well as the risk that regulatory or other developments and the recent price volatility may adversely affect the value of the cryptocurrencies we hold. The uncertainties regarding legal and regulatory requirements relating to cryptocurrencies or transactions using cryptocurrencies, as well as potential accounting and tax issues or other requirements relating to cryptocurrencies, could have a material adverse effect on our business.

We might fail to realize the expected benefits and strategic objectives of our recent acquisition of the proprietary Prodigio SMART Trading Platform.

We acquired, among other assets, the proprietary Prodigio SMART Trading Platform in September 2021 in consideration for the issuance of Class B Redeemable Units consisting of non-voting membership interests in our wholly owned subsidiary IFGH that are in the future redeemable for 565,000,000 Investview common shares on a one-for-one basis. While we believe such acquisition is expected to become a fundamental part of an overall strategy to expand the scope of our Brokerage and Financial Markets business within the investment management and brokerage industries, we might not achieve our expected, or any, return on this investment. If we are unsuccessful at implementing our growth plan, we may not be able to achieve our planned rates of growth or improve our market share, profitability or competitive position. We can give no assurance that we will ultimately be able to effectively integrate and manage the operations of the Prodigio SMART Trading Platform or any other acquired business or assets.

Substantially all of our employees are employed by professional employer organizations.

We contract with a professional employer organization, or PEO, that administers our human resources, payroll and employee benefits functions for our employees in the United States. Although we recruit and select our workers, each of these workers is also an employee of record of the PEO. As a result, these workers are compensated through the PEO, are governed by the work policies created jointly by us and the PEO and receive their annual wage statements and other payroll or labor related reports from the PEO. This relationship permits management to focus on operations and profitability rather than payroll administration, but this relationship also exposes us to some risks. Among other risks, if the PEO fails to adequately withhold or pay employer taxes or to comply with other laws, such as the Fair Labor Standards Act, the Family and Medical Leave Act, the Employee Retirement Income Security Act or state and federal anti-discrimination laws, each of which is outside of our control, we would be liable for such violations, and indemnification provisions with the PEO, if applicable, and Company insurance may not be sufficient to insulate us from those liabilities.

Court and administrative proceedings related to matters of employment tax, labor law and other laws applicable to PEO arrangements could distract management from our business and cause us to incur significant expense. If we were held liable for violations by the PEO, such amounts may adversely affect our profitability and could negatively affect our business and results of operations.

Our business could be negatively affected if the SEC determines that we violated federal securities laws.

We have recently received a subpoena from the United States Securities and Exchange Commission (“SEC”) for the production of documents. We have reason to believe that the focus of the SEC’s inquiry involves whether certain federal securities laws were violated in connection with, among other things, the offer and sale of our now discontinued Apex sale and leaseback program, the operation of our direct selling network now known as iGenius, and the offer and sale of cryptocurrency products. In the subpoena, the SEC advised that the investigation does not mean that the SEC has concluded that we or anyone else has violated federal securities laws and or any other law. We believe that we have complied at all times with the federal securities laws. However, we are aware of the evolving SEC commentary and rulemaking process relative to the characterization of cryptocurrency products under federal securities laws that is sweeping through many businesses that operate within the cryptocurrency sector.

Risks Related to our Financial Education and Technology Business

Our business could be negatively affected by any adverse economic developments in the securities markets or the domestic or international economy in general.

We depend on the interest of individuals in obtaining financial information and securities trading strategies to assist them in making their own investment decisions. Significant downturns in the securities markets or in general economic and political conditions domestically or internationally may cause individuals to be reluctant to make their own investment decisions and thus decrease the demand for our products and services. Significant upturns in the securities markets or in general economic and political conditions domestically or internationally may cause individuals to be less proactive in seeking ways to improve the returns on their trading or investment decisions and, thus, decrease the demand for our products and services.

We may encounter risks relating to security or other system disruptions and failures that could reduce the attractiveness of our websites and that could harm our business and results of operations.

Although we have implemented various security mechanisms, our business is vulnerable to computer viruses, physical or electronic break-ins, and similar disruptions, which could lead to interruptions, delays, or loss of data. For instance, because a portion of our revenue is based on individuals using credit cards to purchase subscriptions over the Internet, our business could be adversely affected by credit card fraud and other electronic break-ins or disruptions. Additionally, our operations depend on our ability to protect systems against damage from fire, earthquakes, power loss, telecommunications failure, and other events beyond our control. Moreover, our website may experience slower response times or other problems for a variety of reasons, including hardware and communication line capacity restraints, software failures, or significant increases in traffic when there have been important business or financial news stories. These strains on our systems could cause customer dissatisfaction and could discourage visitors from becoming paying subscribers. Our websites could experience disruptions or interruptions in service due to the failure or delay in the transmission or receipt of information from us. These types of occurrences could cause users to perceive our website and technology solutions as not functioning properly and cause them to use other methods or services of our competitors. Any disruption resulting from these actions may harm our business and may be expensive to remedy, may not be fully covered by our insurance, could damage our reputation, and discourage new and existing users from using our products and services. Any disruptions could increase costs and make profitability even more difficult to achieve.

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

Our business could be negatively affected if we are required to defend allegations that our direct selling activities are fraudulent or deceptive schemes, or against public interest.

Our iGenius products and services are marketed by a network of independent distributors using direct selling methods, commonly known as multi-level marketing programs. Although we believe that our direct sales methods are generally in compliance with applicable legal standards, multi-level marketing programs, in general, have often been the target of regulatory scrutiny by federal, state, and local governmental agencies in the United States and foreign countries, including the FTC. These laws and regulations are generally intended to prevent fraudulent or deceptive schemes, often referred to as “pyramid” schemes, which compensate participants primarily for recruiting additional participants without significant emphasis on product sales. The regulatory requirements concerning multi-level marketing programs do not include “bright line” rules and are inherently fact-based and, thus, we are subject to the risk that these regulations or the enforcement or interpretation of these regulations by regulators or courts can change. The adoption of new regulations, or changes in the interpretations or enforcement of existing regulations, may result in significant compliance costs or require us to change or cease aspects of our network marketing program. In addition, the ambiguity surrounding these regulations can also affect the public perception of our business.

Our independent distributors could fail to comply with applicable legal requirements or our distributor policies and procedures, which could result in claims against us that could harm our business.

Our independent distributors are independent contractors and, accordingly, we are not able to directly provide the same oversight and direction as we could if they were our employees. As a result, we have implemented compliance measures that are designed to train our distributors and attempt to monitor our distributors’ use of marketing materials that are in compliance with FTC and other legal standards. Despite our compliance initiatives we cannot always ensure that our independent distributors will comply with applicable laws or regulations, our distributor policies and procedures, or that such marketing materials or other distributor practices comply with applicable laws, rules, and regulations. It is possible that a court or governmental agency could hold us liable for the actions of our distributors, which could materially harm our business, financial condition, and operating results.

Extensive federal, state, local, and international laws regulate our business, products and direct selling activities. In addition, because we have expanded into foreign countries, our policies and procedures for our independent distributors differ slightly in some countries due to the different legal requirements of each country in which we do business.

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

Our business could be negatively affected if any of the third-party providers of products or services offered through our membership packages default on their obligation to our members.

Through our iGenius membership program and our now discontinued Apex sale and leaseback program, our members have gained access to a variety of benefits provided through third party partnerships and affinity arrangements, including products and services provided by third party investment professionals, access to a proprietary digital currency called “ndau” and a supplemental total protection program offered by a third-party affiliate of a global insurance brokerage firm. We cannot ensure that such third-party providers will comply with their contractual requirements to our members or with applicable laws, rules, and regulations. Any significant failures by them could cause us to incur losses and could harm our reputation.

Included in our now discontinued Apex sale and leaseback program was a total protection plus (“TPP”) program administered and managed by a third-party provider, an affiliate of a global insurance brokerage firm. According to marketing and legal documents provided by the third-party provider, the TPP program would function as a supplemental financial guaranty by providing Apex program customers with protection for the purchase price of such equipment, which could be redeemed by the customer by exercising an option for a cash payout to be paid by the third-party provider after a certain period of time, either 5 or 10 years.

We have also historically offered our iGenius members the opportunity to participate in a TPP program administered and managed by such third-party provider in connection with such members’ purchases of ndau through the Oneiro ndau distribution program. According to marketing and legal documents provided by the third-party provider, the TPP would function to provide a supplemental financial guaranty for the purchase price of the ndau. Customers could redeem such protection by exercising an option for a cash payout to be paid by the third-party provider after 5 or 10 years.

During the fourth calendar quarter of 2021 we temporarily suspended any further offering of the TPP program in connection with the sale of ndau after the third-party provider was unable to comply with our standard vendor compliance protocols, citing certain offshore confidentiality entitlements. That suspension will remain in place until we are able to further validate the continued integrity of the TPP program and the vendor’s ability to honor its commitments to our members. We cannot ensure that such third-party provider will comply with its contractual requirements, which could cause our members to not achieve the level of return on their investments expected, and possibly expose us to claims that could have an adverse effect on our business, financial condition, and operating results.

Risks Related to our Blockchain Technology and Crypto Mining Products and Services

The further development and acceptance of digital asset networks and other digital assets, which represent a new and rapidly changing industry, are subject to a variety of factors that are difficult to evaluate. The slowing or stopping of the development or acceptance of digital asset systems may adversely affect an investment in us.

Digital assets such as bitcoins, that may be used, among other things, to buy and sell goods and services are a new and rapidly evolving industry of which the digital asset networks are prominent, but not unique, parts. The growth of the digital asset industry in general, and the digital asset networks of bitcoin in particular, are subject to a high degree of uncertainty. The factors affecting the further development of the digital asset industry, as well as the digital asset networks, include:

●	continued worldwide growth in the adoption and use of bitcoins and other digital assets;

●	government and quasi-government regulation of bitcoins and other digital assets and their use, or restrictions on or regulation of access to and operation of the digital asset network or similar digital assets systems;

●	the maintenance and development of the open-source software protocol of the bitcoin network;

●	changes in consumer demographics and public tastes and preferences;

●	the availability and popularity of other forms or methods of buying and selling goods and services, including new means of using fiat currencies;

●	general economic conditions and the regulatory environment relating to digital assets;

●	the impact of regulators focusing on digital assets and digital securities and the costs associated with such regulatory oversight; and

●	A decline in the popularity or acceptance of the digital asset networks of bitcoin, or similar digital asset systems, could adversely affect an investment in us.

Our ability to achieve profitability is largely dependent on the price of Bitcoin and ndau, which has historically been volatile.

Our focus on our Bitcoin mining operations and investment in ndau is largely based on our assumptions regarding the future value of Bitcoin and ndau, which has been subject to significant historical volatility and may be subject to influence from malicious actors, real or perceived scarcity, political, economic, and regulatory conditions, and speculation making its price more volatile or creating “bubble” type risks for the trading price of Bitcoin. Further, unlike traditional stock exchanges, which have listing requirements and vet issuers, requiring them to comply with rigorous listing standards and rules, and which monitor transactions for fraud and other improprieties, markets for Bitcoin, ndau and other cryptocurrencies tend to be underregulated, if they are regulated at all. Less stringent cryptocurrency markets have a higher risk of fraud or manipulation and any lack of oversight or perceived lack of transparency could reduce confidence in the price of Bitcoin, ndau and other cryptocurrencies, which could adversely affect their price.

These factors make it difficult to accurately predict the future market price of Bitcoin and ndau and may also inhibit consumer trust in and market acceptance of cryptocurrencies as a means of exchange, which could limit the future adoption of Bitcoin and ndau and, as a result, our assumptions could prove incorrect. If our assumptions prove incorrect and the future price of Bitcoin is not sufficiently high, our income from our Bitcoin mining operations may not exceed our costs, and our operations may never achieve profitability.

Transaction fees may decrease demand for Bitcoin and prevent expansion.

As the number of Bitcoins currency rewards awarded for solving a block in a blockchain has decreased, transaction fees have increasingly been used to incentivize miners to continue to contribute to the Bitcoin network. However, high Bitcoin transaction fees may slow the adoption of Bitcoin as a means of payment, which may decrease demand for Bitcoin and future prices of Bitcoin may suffer as a result. If Bitcoin prices are not sufficiently high, our mining revenue may not exceed our associated costs, and our results of operations and financial condition may suffer. Further, because the price of shares of our common stock may be linked to the price of Bitcoin, if demand for Bitcoin decreases, causing future Bitcoin prices to decrease, the market price of our securities may be materially and adversely affected, limiting our ability to raise additional capital to fund our strategic growth plans.

Bitcoin is subject to Halving, meaning that the Bitcoin rewarded for solving a block will be reduced in the future and its value may not commensurately adjust to compensate us for such reductions, and the overall supply of Bitcoin is finite.

Bitcoin is subject to Halving, which is the process by which the Bitcoin reward for solving a block is reduced by 50% every 210,000 blocks that are solved. This means that the amount of Bitcoin we (or any other miner) are rewarded for solving a block in the Blockchain is permanently cut in half. For example, the latest Halving having occurred in May 2020, with a revised payout of 6.25 Bitcoin per block solved, down from the previous reward rate of 12.5 Bitcoin per block solved. The next Halving date is in 2024. There can be no assurance that the price of Bitcoin will sufficiently increase to justify the increasingly high costs of mining for Bitcoin given the Halving feature. If a corresponding and proportionate increase in the trading price of these cryptocurrencies does not follow these anticipated Halving events, the revenue we earn from our mining operations would see a corresponding decrease, which would have a material adverse effect on our business and operations. To illustrate, even if the price of Bitcoin remains at its price as of today, all other factors being equal (including the same number of miners and a stable hash rate) our revenue would decrease substantially upon the next Halving.

Further, due to the Halving process, unless the underlying code of the Bitcoin Blockchain is altered (which may be unlikely or difficult given its decentralized nature), the supply of Bitcoin is finite. Once 21 million Bitcoin have been generated by virtue of solving blocks in the Blockchain, the network will stop producing more. Currently, there are approximately 19.0 million Bitcoin in circulation representing about 90% of the total supply of Bitcoin under the current source code. For the foregoing reasons, the Halving feature exposes us to inherent uncertainty and reliance upon the historically volatile price of Bitcoin, rendering an investment in us particularly speculative, especially in the long-term. If the price of Bitcoin does not significantly increase in value, your investment could become worthless.

We are subject to risks associated with our need for significant electrical power.

Our Bitcoin mining operations have required significant amounts of electrical power, and, to the extent we purchase additional miners or acquire new miners which require higher energy inputs, our electricity requirements would grow. If we are unable to continue to obtain sufficient electrical power to operate our miners on a cost-effective basis, we may not realize the anticipated benefits of our significant capital investments in new miners. Even at our current energy usage, there can be no guarantee that our operational costs will not increase in the future. Additionally, our mining operations could be materially adversely affected by prolonged power outages, and we may have to reduce or cease our operations in the event of an extended power outage, or as a result of the unavailability or increased cost of electrical power. If this were to occur, our business and results of operations could be materially and adversely affected, and investors in our securities could be harmed.

Changing environmental regulation and public energy policy may expose our business to new risks.

If new environmental and energy regulations, policies, and initiatives enacted by federal and Texas regulators are imposed, or if existing regulations are modified, the assumptions we made underlying our plans and strategic initiatives may be inaccurate, and we may incur additional costs to adapt our planned business, if we are able to adapt at all, to such regulations.

In addition, there continues to be a lack of consistent climate legislation, which creates economic and regulatory uncertainty for our business because the cryptocurrency mining industry, with its high energy demand, may become a target for future environmental and energy regulation. New legislation and increased regulation regarding climate change could impose significant costs on us and our suppliers, including costs related to increased energy requirements, capital equipment, environmental monitoring and reporting, and other costs to comply with such regulations. Further, any future climate change regulations could also negatively impact our ability to compete with companies situated in areas not subject to such limitations.

Given the political significance and uncertainty around the impact of climate change and how it should be addressed, we cannot predict how legislation and regulation will affect our financial condition and results of operations. Further, even without such regulation, increased awareness and any adverse publicity in the global marketplace about potential impacts on climate change by us or other companies in our industry could harm our reputation. Any of the foregoing could result in a material adverse effect on our business and financial condition.

The compliance costs of responding to new and changing regulation could adversely affect our operations.

We (along with those from whom we purchase electricity) are subject to various federal, state, local, and international environmental laws and regulations, including those relating to the generation, storage, handling, and disposal of hazardous substances and wastes. Certain of these laws and regulations also impose joint and several liability, without regard to fault, for investigation and cleanup costs on current and former owners and operators of real property and persons who have disposed of or released hazardous substances into the environment. Our operations may involve the use of hazardous substances and materials, such as petroleum fuel for emergency generators, as well as batteries, cleaning solutions, and other materials.

Electricity costs could also be affected due to existing or new regulations on greenhouse gas emissions, whether such regulations apply to all consumers of electricity or just to specified uses, such as Bitcoin mining. There has been interest in the U.S. Congress and in the Legislature of the State of Texas in addressing climate change, including through regulation of Bitcoin mining. Past legislative proposals to address climate change include measures ranging from taxes on carbon use or generation to federally imposed limits on greenhouse gas emissions. Further, although Texas has historically sought to maintain some degree of energy independence from the United States as a whole, it is unclear how future legislation and regulation will affect our Texas operations. The course of future legislation and regulation in the United States and in Texas remains difficult to predict, and potential increased costs associated with new legislation or regulation cannot be estimated at this time.

Regulatory changes or actions may alter the nature of an investment in us or restrict the use of cryptocurrencies in a manner that adversely affects our business, prospects, or operations.

As cryptocurrencies have grown in both popularity and market size, governments around the world have reacted differently to cryptocurrencies; certain governments have deemed them illegal, and others have allowed their use and trade without restriction, while in some jurisdictions, such as in the U.S., subject the mining, ownership and exchange of cryptocurrencies to extensive, and in some cases overlapping, unclear and evolving regulatory requirements. Ongoing and future regulatory actions could have a material adverse effect on our business, prospects or operations.

Our interactions with a blockchain may expose us to SDN or blocked persons and new legislation or regulation could adversely impact our business or the market for cryptocurrencies.

The Office of Financial Assets Control (“OFAC”) of the U.S. Department of Treasury requires us to comply with its sanction program and not conduct business with persons named on its specially designated nationals (“SDN”) list. However, because of the pseudonymous nature of blockchain transactions we may inadvertently and without our knowledge engage in transactions with persons named on OFAC’s SDN list. Our Company’s policy prohibits any transactions with such SDN individuals, but we may not be adequately capable of determining the ultimate identity of the individual with whom we transact with respect to selling cryptocurrency assets; for example, the use of cryptocurrencies, including Bitcoin, as a potential means of avoiding federally-imposed sanctions, such as those imposed in connection with the Russian invasion of Ukraine. On March 2, 2022, a group of United States Senators sent the Secretary of the United States Treasury Department a letter asking Secretary Yellen to investigate its ability to enforce such sanctions vis-à-vis Bitcoin, and on March 8, 2022, President Biden announced an executive order on cryptocurrencies which seeks to establish a unified federal regulatory regime for cryptocurrencies. We are unable to predict the nature or extent of new and proposed legislation and regulation affecting the cryptocurrency industry, or the potential impact of the use of cryptocurrencies by SDN or other blocked or sanctioned persons, which could have material adverse effects on our business and our industry more broadly. Further, we may be subject to investigation, administrative or court proceedings, and civil or criminal monetary fines and penalties as a result of any regulatory enforcement actions, all of which could harm our reputation and affect the value of our common stock.

Bitcoin and Bitcoin mining, as well as cryptocurrencies generally, may be made illegal in certain jurisdictions, including the ones we operate in, which could adversely affect our business prospects and operations.

Although we do not anticipate any material adverse regulations on Bitcoin mining in our jurisdictions of operation, it is possible that state or federal regulators may seek to impose harsh restrictions or total bans on cryptocurrency mining which may make it impossible for us to do business without relocating our mining operations, which could be very costly and time consuming. Further, although Bitcoin and Bitcoin mining, as well as cryptocurrencies generally, are largely unregulated in most countries (including the United States), regulators in certain jurisdictions may undertake new or intensify existing regulatory actions in the future that could severely restrict the right to mine, acquire, own, hold, sell, or use cryptocurrency or to exchange it for traditional fiat currency such as the United States Dollar. Such restrictions may adversely affect us as the large-scale use of cryptocurrencies as a means of exchange is presently confined to certain regions globally. Such circumstances could have a material adverse effect on us, which could have a material adverse effect on our business, prospects or operations and potentially the value of any Bitcoin or other cryptocurrencies we mine or otherwise acquire or hold for our own account, and thus negatively affect the value of our common stock.

Risks Related to Our Common Stock

We may need to raise additional capital to execute on our growth plan. If we are unable to raise additional capital, our business may fail.

Although our current financial resources are sufficient for us to sustain our existing operations, we may be required to raise additional capital to help finance our planned growth within the financial services sector. If we find that we need, but are unable, to obtain adequate additional financing, we may not be able to successfully market and sell our products and our business operations will most likely be discontinued. To secure additional financing, we may need to borrow money or sell more securities. Under these circumstances, we may be unable to secure additional financing on favorable terms or at all. Selling additional stock, either privately or publicly, would dilute the equity interests of our stockholders. If we borrow money, we will have to pay interest and may also have to agree to restrictions that limit our operating flexibility. If we are unable to obtain adequate financing on terms acceptable to us, we may have to curtail business operations, which would have a material negative effect on operating results and most likely result in a lower stock price.

Our common stock price has been and may continue to be extremely volatile.

Our common stock has closed as low as $0.05 per share and as high as $0.73 per share during the nine months ended December 31, 2021. We believe this volatility may be caused, in part, by variations in our quarterly operating results, delays in development of our technologies, changes in market valuations of similar companies, and the volume of our stock in the market.

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

The trading price of shares of our common stock may increase or decrease as does the trading price of Bitcoin and other digital currencies, which subject investors to pricing risks, including “bubble” type risks, and volatility.

Because of our connection with Bitcoin and other digital currencies, the trading prices of our common stock may at times be tied to the trading prices of Bitcoin and such other digital currencies. Specifically, we may experience adverse effects on our stock price when the value of Bitcoin or other digital currencies drops. Furthermore, if the market for Bitcoin or other digital currency company stocks or the stock market in general experiences a loss of investor confidence, the trading price of our stock could decline for reasons unrelated to our business, operating results or financial condition. The trading price of our common stock could be subject to arbitrary pricing factors that are not necessarily associated with traditional factors that influence stock prices or the value of non-cryptocurrency assets such as revenue, cash flows, profitability, growth prospects or business activity since the value and price, as determined by the investing public, may be influenced by uncertain contingencies such as future anticipated adoption or appreciation in value of cryptocurrencies or Blockchains generally, and other factors over which we have little or no influence or control.

Bitcoin and other cryptocurrency market prices, which have historically been volatile and are impacted by a variety of factors, are determined primarily using data from various exchanges, over-the-counter markets and derivative platforms. Furthermore, such prices may be subject to factors such as those that impact commodities, more so than business activities, which could be subjected to additional influence from fraudulent or illegitimate actors, real or perceived scarcity, and political, economic, regulatory or other conditions. Pricing may be the result of, and may continue to result in, speculation regarding future appreciation in the value of cryptocurrencies, or our share price, making their market prices more volatile or creating “bubble” type risks for the trading price of Bitcoin.

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

Although our common stock trades on the OTCQB, a regular trading market for our common stock may not be sustained in the future. OTC Markets limits quotation on the OTCQB to securities of issuers that are current in their reports filed with the Securities and Exchange Commission. If we fail to remain current in the filing of our reports with the Securities and Exchange Commission, our common stock will not be able to be traded on the OTCQB. We have experienced a limited period within which we failed to remain current in the filing of this Report on Form 10-K. The OTCQB is an inter-dealer market that provides significantly less liquidity than a national securities exchange or automated quotation system.

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

Certain provisions of Nevada law and of our corporate charter may inhibit a potential acquisition of our company, and this could negatively impact our stock price.

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

Conversion of existing convertible notes purchased by DBR Capital could cause additional substantial dilution to our stockholders.

Under the terms of its convertible notes, DBR Capital has the right to convert an aggregate of $3.3 million in principal of convertible notes into shares of our common stock at a conversion price of $0.007 per share. Even exclusive of interest that could accrue on these notes, conversion of just the outstanding principal of these notes would result in the issuance to DBR Capital of approximately 471 million additional shares of our common stock. Substantial additional dilution could be experienced by our shareholders should DBR Capital advance and ultimately convert additional notes up to of $7.7 million on or before December 31, 2022.

Special Governance Rights included within DBR Capital’s investments enable DBR Capital to retain significant control of the Company for the foreseeable future.

In connection with its investment, DBR Capital, LLC, has been accorded certain special governance rights, including the right to appoint four of our seven directors, and to require that certain capital, financial and other material actions of our board of directors be approved by at least one DBR Capital-appointed director, who shall be David B. Rothrock if he is then serving as a director. The special governance rights shall remain in place for so long as DBR Capital holds a convertible note or any of our other securities.

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

We may be caused to issue a substantial number of shares of our common stock to our former Chief Executive Officer if our attempts to retire his note in cash are unsuccessful.

We issued a promissory note to our former Chief Executive Officer, Joseph Cammarata, which, following certain modifications, on or about March 30, 2021 was restated in the principal amount of $1,550,000 (the “Cammarata Note”). Although not originally convertible, as per the March 30, 2021 amendment, the Cammarata Note became convertible at $0.02 per share, Thereafter, effective September 21, 2021 and following another modification, the conversion price under the Cammarata Note was reduced to $0.008 per share. During February 2022, we provided 30 days’ notice of our intent to retire and repay the Cammarata Note in cash. Having not timely received a properly executed conversion notice within the proscribed period, and citing certain other damages incurred by us arising from Mr. Cammarata’s ongoing legal proceedings, on or about March 31, 2022, we tendered to Mr. Cammarata cash payment in full for the Cammarata Note. As of the date of this Report, Mr. Cammarata has not accepted our tender of the cash payment, and instead has asserted his entitlement to exercise his right to convert the Cammarata Note into our common shares. Although we believe that our cash tender was appropriate under the terms of the Cammarata Note and otherwise at law, if Mr. Cammarata elects to challenge our cash tender in a court proceeding, and if we are unable to sustain our legal position on the matter, Mr. Cammarata could receive up to approximately 203 million shares of our common stock upon conversion of the Cammarata Note.

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

Negative publicity may have an adverse effect on our cash flows, results of operations and financial condition.

Unfavorable publicity on our business or products, particularly associated with the ongoing regulatory matters with the Securities and Exchange Commission and the recent termination of our former CEO following the announcement of civil and criminal charges filed against him in connection with activities unrelated to Investview and its businesses, could negatively impact our reputation, our ability to attract, motivate, and retain members and distributors, and our ability to generate revenue.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our corporate headquarters are located at 234 Industrial Way West, Ste A202, Eatontown, New Jersey 07724 and are being leased under a three-year lease agreement that will expire in June 2022. Our iGenius LLC headquarters are located at 459 North 300 West, #15, Kaysville, Utah 84037 and is on a month-to-month lease. Our SAFETek, LLC headquarters are located at 2925 E Davis Street, Conroe, Texas 77301 and are being leased under a 24-month lease agreement that will expire in June 2023. We lease office space for our CFO and an employee which is located at 386 Main Street, #212, Wyckoff, New Jersey 07481 and is being leased under a 24.5-month lease agreement that will expire in July 2023. We lease office space for several software developers and I.T. research and development personnel, which is located at 521 West Lancaster Avenue, #200, Haverford, Pennsylvania and will expire in December 2022.

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

During the nine months ended December 31, 2021 we were not involved in any material legal proceedings, however, we have received a subpoena from the United States Securities and Exchange Commission (“SEC”) for the production of documents. We have reason to believe that the focus of the SEC’s inquiry involves whether certain federal securities laws were violated in connection with, among other things, the offer and sale of our now discontinued Apex sale and leaseback program, the operation of our direct selling network now known as iGenius, and the offer and sale of cryptocurrency products. In the subpoena, the SEC advised that the investigation does not mean that the SEC has concluded that we or anyone else has violated federal securities laws and or any other law. We believe that we have complied at all times with the federal securities laws. However, we are aware of the evolving SEC commentary and rulemaking process relative to the characterization of cryptocurrency products under federal securities laws that is sweeping through a large number of businesses that operate within the cryptocurrency sector. We intend to cooperate fully with the SEC’s investigation and will continue to work with outside counsel to review the matter.

Item 4. Mine Safety Disclosure

Not applicable

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is traded on the OTCQB under the symbol “INVU.”

As of April 13, 2022, we had approximately 730 stockholders of record of our common stock and 2,711,108,823 shares of common stock issued and outstanding.

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

None

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our consolidated financial statements and notes to our financial statements included elsewhere in this report. This discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, as noted by use of the words “believe,” “expect,” “plan,” “project,” “estimate,” and similar expressions are used, they identify forward-looking statements. These forward-looking statements are based on management’s current beliefs and assumptions and information currently available to management, and involve known and unknown risks, uncertainties, and other factors that may cause the actual results, performance, or achievements to be materially different from any future results, performance, or achievements expressed or implied by these forward-looking statements. Information concerning factors that could cause our actual results to differ materially from these forward-looking statements can be found elsewhere in this Report and in our periodic reports filed with the U.S. Securities and Exchange Commission. The forward-looking statements included are made only as of the date of this report. Except as required by law, we have no obligation and do not undertake to update or revise any such forward-looking statements to reflect events or circumstances after the date of the report.

Overview

We operate a financial technology (FinTech) services company in several different businesses. We deliver multiple products and services through a direct selling network of independent distributors that offer our products and services through a subscription-based revenue model to a large base of customers that we refer to as “members”. Through this business we provide research, education, and investment tools designed to assist the self-directed investor in successfully navigating the financial markets. These services include research and trade alerts regarding equities, options, FOREX, ETFs, binary options, and cryptocurrency sector education. In addition to trading tools and research, we also offer full education and software applications to assist the individual in debt reduction, increased savings, budgeting, and proper tax management. Each product subscription includes a core set of trading tools and research along with the personal finance management suite to provide an individual with complete access to the information necessary to cultivate and manage his or her financial situation. In addition to our education subscriptions, through a distribution arrangement we have with a third party, we have provided our members with an opportunity to purchase through such third party, a specialty form of adaptive digital currency called “ndau”. Through our direct selling network, we reward our distributors with commissions under a standard bonus plan that allows for discretionary bonuses based on performance. We also operate a blockchain technology business that provides leading-edge research, development, and FinTech services involving the management of digital asset technologies with a focus on Bitcoin mining and the new generation of digital assets. As well, in order to, among other things, commercialize on the proprietary trading platform we recently acquired from MPower Trading Systems, LLC, take advantage of the market’s increasing acceptance and expansion of the ownership and use of digital currencies as an investable asset class, subject to applicable regulatory limitations, and to proactively respond to increasing regulatory scrutiny relative to cryptocurrency products, we have adopted a growth plan that contemplates the establishment of a suite of financial services that will include self-directed brokerage services, institutional trade execution services, innovative advisory services (RIA, CTA), and codeless algorithmic trading technologies, which will operate under our recently formed subsidiary, Investview Financial Group Holdings, LLC (“IFGH”). Towards that end, during March 2021, we entered into an agreement to acquire a brokerage firm from an affiliate of our former Chief Executive Officer. However, the closing of that transaction is contingent upon securing FINRA approval which has not yet been obtained. If FINRA approval is not shortly forthcoming, we are likely to abandon the acquisition and search for alternative acquisitions within the brokerage industry. Further, our wholly owned subsidiary, SAFE Management, LLC (“SAFE Management”), also owns a currently dormant registered investment advisor and a commodity trading advisor registered with the National Futures Association (NFA). We plan to relaunch those services under the IFGH umbrella in 2022 to primarily focus on commodities and FOREX.

Impact of COVID-19

While COVID-19 related supply chain issues continue to create challenges for us in acquiring supplies and equipment for SAFETek, we have successfully sourced new equipment, repaired existing equipment and expanded our operations to include repair of third-party equipment and the creation of mobile mining trailers and containers.

COVID-19 related travel challenges also impacted iGenius distribution and marketing operations, however, the member base quickly adapted and leveraged on-line meeting services which in turn expanded interest and attention.

Both the supply chain issues and travel-related challenges as a result of the worldwide pandemic remain today, but we anticipate these lessening as worldwide vaccines increase and employees return to work.

Recent Planned and Completed Acquisitions

In April 2021 we announced a series of transformational planned acquisitions as part of an overall strategy to expand the scope of our business into complementary, fast-growing adjacent markets. With these potential acquisitions we will enter the fast-growing U.S. and non-U.S. online brokerage industry with a state-of-the-art platform with an established profile of delivering professional trading services catering primarily to a diverse base of self-directed (DIY) and active online brokerage investors, professional fund managers, buy-side professionals, registered investment advisors and other broker-dealers.

On March 22, 2021, we entered into agreements to purchase 100% of the operating assets of SSA Technologies LLC (“SSA”), an entity that owns and operates a FINRA-registered broker-dealer controlled and partially owned by Joseph Cammarata, our former Chief Executive Officer. Pursuant to these agreements, we agreed to acquire the SSA assets, including, principally, the broker-dealer, for the issuance of non-voting membership interests in our wholly owned subsidiary, Investview Financial Group Holdings, LLC (“IFGH”), which are in the future redeemable for 242,000,000 Investview common shares on a one-for-one basis. The transaction is subject to FINRA approval which has not yet been secured; thus, creating uncertainty relative to the likely ability to complete the transaction.

On March 22, 2021, we entered into Securities Purchase Agreement to acquire the operating assets and intellectual property rights of MPower Trading Systems LLC (“MPower”), a company controlled and partially owned by David B. Rothrock and James R. Bell, two of our board members. Included within the acquisition was Prodigio, a proprietary software-based trading platform with applications within the brokerage industry. In consideration for the acquisition of such assets, we agreed to issue non-voting Class B membership interests in our wholly owned subsidiary, IFGH, which are in the future redeemable for 565,000,000 Investview common shares on a one-for-one basis (the “Class B Redeemable Units”). On September 3, 2021, we completed the acquisition. The Class B Redeemable Units issued in the transaction are being held under and subject to a lock-up agreement in which resale of the Investview common shares is substantially restricted through 2025. Messrs. Bell and Rothrock, managers and principal equity holders of MPower, are also members of our Board of Directors. Following full disclosure of their interest, the transaction was approved by the full Investview Board of Directors, including unanimous support by its then independent directors. The purchase price for the MPower assets was determined through negotiations with the Investview directors without a conflicting interest in the transaction, and was based generally on the perceived deeply discounted commercial fair market value of the Class B Redeemable Units exchanged in the transaction on the date of the original Securities Purchase Agreement in March 2021, taking into account, among others, the then limited liquidity and volatility associated with the Company’s shares into which the Class B Units were redeemable, as well as the impact of a cumulative lock-up period that substantially restricted the resale of the shares through 2025.

Although the acquisition of MPower is not expected to be immediately accretive to our results; together with our planned acquisition of the SSA registered broker-dealer (or another broker-dealer if the SSA acquisition is not consummated), it is expected to become a fundamental part of an overall strategy to expand the scope of our Brokerage and Financial Markets business within the investment management and brokerage industries by creating a financial technology and brokerage firm for active traders and investors that offers customers superior value.

Other material developments during 2021

In addition to the achievements above, the Company also completed the following strategic actions:

5/5/2021 – All Founders, Executives, Insiders and Key Shareholders signed a Voluntary Lock-Up Extension of their shares.

6/6/2021 – Ralph R. Valvano was hired as the Company’s Chief Financial Officer expanding the Corporate Finance Team with Jayme McWidener named as the Chief Accounting Officer.

7/20/21 – SAFETek, LLC successfully opened a State-of-the-Art ASIC Bitcoin Miner Repair Center and Digital-Asset Network-Operations-Center Facility in Texas USA.

8/22/2021 – We completed a public offering of approximately $6.3 million of Units consisting of: (i) one share of our Series B Preferred Stock and (ii) five warrants each exercisable to purchase one share of common stock at an exercise price of $0.10 per warrant share. Holders of our Series B Preferred Stock are entitled to receive cumulative dividends at the annual rate of 13% per annum of the stated value, equal to $3.25 per annum per share. Each Warrant is immediately exercisable on the date of issuance and will expire 5 years from the date of issuance.

Q1-2022 – we restructured our Board of Directors and executive management team. This occurred as we entered into a Separation and Release Agreement with two of our former Directors and executive officers and following the termination of our former CEO in Q4-2021 in light of pending government charges relating to an outside business venture that was totally unrelated to the Company. This was accomplished in conjunction with the appointment of personnel that offers extensive experience and offer a track record of business achievements that we expect will support the Company’s future initiatives. On February 23, 2022, we announced the restructuring of our executive leadership with the February 10, 2022 appointment of Victor M. Oviedo as the Company’s new Chief Executive Officer and as a director; the appointment of David B. Rothrock as Chairman of the Board of Directors and chair of our Up-listing Initiative Sub-Committee; the transition of James R. Bell from acting Chief Executive Officer to President and Acting Chief Operating Officer, and the appointment of Myles Gill as Director of Operations, all of which were effective as of February 22, 2022.

Q1-2022 – Our Board of Directors approved the Investview, Inc. 2022 Incentive Plan which provides a variety of incentive awards consisting of stock options, restricted stock and restricted stock units, and reserves for issuance up to 600,000,000 shares of Investview common stock.

Q1-2022 – We adopted a Clawback and Forfeiture Policy in general conformity with the Sarbanes-Oxley Act of 2002 pursuant to which we may recover any bonus or other incentive-based or equity-based compensation and certain profits realized from the sale of our securities from our current and former executives.

Results of Operations

Although unaudited, the results of operations presented below, reflecting comparative year over year information, is based on the audited results for the periods presented.

Year Ended December 31, 2021, Compared to Year Ended December 31, 2020

Revenues

	Year Ended December 31,		Increase
	2021	2020	(Decrease)
	(unaudited)	(unaudited)
Subscription revenue, net of refunds, incentives, credits, and chargebacks	$48,868,170	$16,441,949	$32,426,221
Mining revenue	31,393,816	9,227,916	22,165,900
Mining equipment repair revenue	7,460	-	7,460
Cryptocurrency revenue	9,014,172	-	9,014,172
Fee revenue	2,032	14,468	(12,436)
Total revenue, net	$89,285,650	$25,684,333	$63,601,317

Revenue, net, increased $63,601,317, or 248%, from $25,684,333 for the year ended December 31, 2020, to $89,285,650 for the year ended December 31, 2021. The increase can be explained by a $32.4 million increase in our net subscription revenue, a $22.2 million increase in our mining revenue, and a $9.0 million increase in our cryptocurrency revenue. The $32.4 million (197%) increase in subscription revenue was due to significant product enhancements and expansion into new markets globally, resulting in substantial growth in our membership; the $22.2 million (240%) increase in mining revenue was a result of additional miners deployed and hash rate during the period, an increase in the value of Bitcoin, offset by the increase in the global network hash rate in 2021; and the $9 million increase in cryptocurrency revenue was due to sales of NDAU, the world’s first adaptive digital currency, a new product launched in early 2021.

Operating Costs

	Year Ended December 31,		Increase
	2021	2020	(Decrease)
	(unaudited)	(unaudited)
Cost of sales and service	$9,005,865	$6,106,940	$2,898,925
Commissions	34,212,733	12,108,092	22,104,641
Selling and marketing	104,313	1,170,014	(1,065,701)
Salary and related	5,136,292	4,336,342	799,950
Professional fees	2,224,773	2,732,152	(507,379)
Impairment expense	674,671	3,669,934	(2,995,263)
Bad debt expense	719,342	-	719,342
Loss (gain) on disposal of assets	(12,927)	-	(12,927)
General and administrative	60,888,350	7,700,471	53,187,879
Total operating costs and expenses	$112,953,412	$37,823,945	$75,129,467

Operating costs increased $75,129,467, or 199%, from $37,823,945 for the year ended December 31, 2020, to $112,953,412 for the year ended December 31, 2021. We experienced an increase in our cost of sales and services of $2.9 million due to the increase in our mining operations and the costs associated with operating our mining equipment, which include hosting, electrical, and power costs. We also recorded an increase in commissions of $22.1 million, an increase in salary and related costs of $800 thousand, and an increase in general and administrative costs of $53.2 million. Of the $53.2 million increase in general and administrative costs, $51.6 million of that increase was attributable to a non-recurring and non-cash charge arising from the manner in which the acquisition of the Prodigio Smart Trading Platform, as well as the other operating assets and intellectual property rights of MPower Trading Systems, LLC, was accounted for on our financial statements, and did not represent a degradation in our cash flow or our liquidity and capital resources. With the exception of the charge relating to the September 3, 2021 transaction with MPower, these increases were due to our overall growth in the business and increase in revenues. We recorded $719 thousand in bad debt expense for the year ended 2021 due to one of our merchants going out of business. The increases were offset by a decrease in our impairment expense of $3.0 million, where the large expense in the prior year was mostly due to a long-term license agreement being written off when we discontinued the use of the license ($1.2 million), along with the write-off of fixed assets that were abandoned ($1.8 million) and the write-off of intangible assets we determined were not going to be recoverable ($627 thousand). During the year ended December 31, 2021 we impaired $140 thousand worth of fixed assets that were abandoned and wrote-off $534 thousand worth of intangible assets that we determined were not going to be recoverable.

Other Income (Expense)

	Year Ended December 31,
	2021	2020	Change
	(unaudited)	(unaudited)
Gain (loss) on debt extinguishment	$979,268	$5,362,154	$(4,382,886)
Gain (loss) on fair value of derivative liability	168,194	357,895	(189,701)
Realized gain (loss) on cryptocurrency	1,815,294	535,221	1,280,073
Interest expense	(22,529)	(7,906,401)	7,883,872
Interest expense, related parties	(2,653,477)	(3,502,281)	848,804
Other income (expense)	(42,020)	219,514	(261,534)
Total other income (expense)	$244,730	$(4,933,898)	$5,178,628

We recorded other income of $244,730 for the year ended December 31, 2021, which was a difference of $5,178,628, or 105%, from the prior period other expense of $(4,933,898). The change is due to a smaller gain on debt extinguishment ($979 thousand for the year ended December 31, 2021 compared to $5.4 million for the year ended December 31, 2020) offset by a larger gain on cryptocurrency ($1.8 million for the year ended December 31, 2021 versus $535 thousand for the year ended December 31, 2020), less interest expense ($22 thousand for the year ended December 31, 2021 compared to $7.9 million for the year ended December 31, 2020) and less interest expense, related parties ($2.7 million for the year ended December 31, 2021 compared to $3.5 million for the year ended December 31, 2020). The significant decrease of $7.9 million in interest expense between years was due to the restructuring of our debt arrangements and our ability to repay higher interest loans with new funding arrangements that had more favorable terms, along with the APEX lease buyback program which allowed us to cancel our APEX leases in exchange for notes with no interest.

Nine Months Ended December 31, 2021, Compared to Nine Months Ended December 31, 2020

Revenues

	Nine Months Ended December 31,		Increase
	2021	2020	(Decrease)
		(unaudited)
Subscription revenue, net of refunds, incentives, credits, and chargebacks	$40,918,453	$13,343,867	$27,574,586
Mining revenue	23,056,457	7,863,649	15,192,808
Mining equipment repair revenue	7,460	-	7,460
Cryptocurrency revenue	8,249,310	-	8,249,310
Fee revenue	-	10,675	(10,675)
Total revenue, net	$72,231,680	$21,218,191	$51,013,489

Revenue, net, increased $51,013,489, or 240%, from $21,218,191 for the nine months ended December 31, 2020, to $72,231,680 for the nine months ended December 31, 2021. The increase can be explained by a $27.6 million increase in our net subscription revenue, a $15.2 million increase in our mining revenue, and an $8.2 million increase in our cryptocurrency revenue. The $27.6 million (207%) increase in subscription revenue was due to significant product enhancements and expansion into new markets globally, resulting in substantial growth in our membership; the $15.2 million (193%) increase in mining revenue was a result of additional miners deployed and hash rate during the period, offset by the increase in the global network hash rate in 2021; and the $8.2 million increase in cryptocurrency revenue was due to sales of NDAU, the world’s first adaptive digital currency, a new product launched in early 2021.

Operating Costs

	Nine Months Ended December 31,		Increase
	2021	2020	(Decrease)
		(unaudited)
Cost of sales and service	$6,107,358	$4,692,512	$1,414,846
Commissions	29,127,854	9,365,546	19,762,308
Selling and marketing	76,662	863,547	(786,885)
Salary and related	3,946,151	3,176,337	769,814
Professional fees	1,574,292	2,505,648	(931,356)
Impairment expense	140,233	66,645	73,588
Bad debt expense	719,342	-	719,342
Loss (gain) on disposal of assets	(12,927)	-	(12,927)
General and administrative	58,927,950	4,630,613	54,297,337
Total operating costs and expenses	$100,606,915	$25,300,848	$75,306,067

Operating costs increased $75,306,067, or 298%, from $25,300,848 for the nine months ended December 31, 2020, to $100,606,915 for the nine months ended December 31, 2021. We experienced an increase in our cost of sales and services of $1.4 million due to the increase in our mining operations and the costs associated with operating our mining equipment, which include hosting, electrical, and power costs. We also recorded an increase in commissions of $19.8 million, an increase in salary and related costs of $770 thousand, and an increase in general and administrative costs of $54.3 million. Of the $54.3 million increase in general administrative costs, $51.6 million of that increase was attributable to a non-recurring and non-cash charge arising from the manner in which the acquisition of the Prodigio Smart Trading Platform, as well as the other operating assets and intellectual property rights of MPower Trading Systems, LLC, was accounted for on our financial statements, and did not represent a degradation in our cash flow or our liquidity and capital resources. With the exception of the charge relating to the September 3, 2021 transaction with MPower, these increases were due to our overall growth in the business and increase in revenues. We recorded $719 thousand in bad debt expense for the year ended 2021 due to one of our merchants going out of business. The increases were offset by a decrease in our selling and marketing of $787 thousand and a decrease in professional fees of $931 thousand.

Other Income (Expense)

	Nine Months Ended December 31,
	2021	2020	Change
		(unaudited)
Gain (loss) on debt extinguishment	$571,466	$5,068,747	$(4,497,281)
Gain (loss) on fair value of derivative liability	352,931	291,299	61,632
Realized gain (loss) on cryptocurrency	1,291,082	430,455	860,627
Interest expense	(16,660)	(5,550,035)	5,533,375
Interest expense, related parties	(2,279,397)	(717,233)	(1,562,164)
Other income (expense)	91,220	183,656	(92,436)
Total other income (expense)	$10,642	$(293,111)	$303,753

We recorded other income of $10,642 for the nine months ended December 31, 2021, which was a difference of $303,753, or 104%, from the prior period other expense of $(293,111). The change is due to a smaller gain on debt extinguishment ($571 thousand for the nine months ended December 31, 2021 compared to $5.1 million for the nine months ended December 31, 2020), an increase in interest expense, related parties of $1.6 million, offset by a larger gain on cryptocurrency ($1.3 million for the nine months ended December 31, 2021 versus $430 thousand for the nine months ended December 31, 2020), and less interest expense ($17 thousand for the nine months ended December 31, 2021 compared to $5.6 for the nine months ended December 31, 2020). The significant decrease of $5.5 million in interest expense between years, along with the larger gain on debt extinguishment in the nine months ended December 31, 2020, was due to the restructuring of our debt arrangements, specifically the APEX lease buyback program which allowed us to cancel our APEX leases in exchange for notes with no interest and capture a gain on extinguishment as a result.

Liquidity and Capital Resources

During the nine months ended December 31, 2021, we met our short-term and long-term working capital and capital expenditure requirements, including funding for operations, capital expenditures, growth initiatives, and for dividends on our Series B Preferred Stock, through net cash flows provided by operating activities, as well as the net proceeds from the sale of our Series B Preferred Stock, and certain advances from affiliates. We believe we will have sufficient resources, including cash flow from operations and access to capital markets, to meet debt service obligations in a timely manner and be able to meet our short-term business objectives.

During the nine-and-twelve-month periods ended December 31, 2021, we incurred a one-time non-recurring charge of $51,619,440 arising from the acquisition of the Prodigio Smart Trading Platform, as well as the operating assets and intellectual property rights of MPower; more particularly, the issuance of the Class B Redeemable Units in that transaction. This charge was a non-cash charge that had no impact on our cash flow or our liquidity and capital resources and related purely to the value imbalance determined for accounting purposes, between the appraised value of the Class B Redeemable Units issued to MPower versus the appraised value of the MPower assets acquired as of September 3, 2021, each such appraisal conducted under specific methodologies as determined to be in accordance with applicable accounting standards.

During the nine months ended December 31, 2021, excluding the impact of our one-time non-cash charge of $51,619,440 arising from the issuance of the Class B Redeemable Units when we acquired the operating assets and intellectual property rights of MPower on September 3, 2021, we recorded net income of $22,447,020 compared to $565,793 recorded for the year ended March 31, 2021. Excluding that charge, we were also able to show income from operations of $23,244,205 in the nine-month transition period ended December 31, 2021 and generate cash of $27,651,343 through our operating activities. We used this cash from operations and cash generated from financing activities of $308,507 to fund the purchase of $2,000,828 worth of fixed assets. As a result, our cash, cash equivalents, and restricted cash increased by $25,955,079 to $32,616,906 as compared to $6,661,827 at the beginning of the fiscal year. As of December 31, 2021 we have a working capital balance of $22,339,386 and our unrestricted cryptocurrency balance was reported at a cost basis of $2,141,093.

Commitments and Contingencies

At December 31, 2021, we had liabilities of approximately $11.4 million, of which we owe $10.8 million to the holders of long-term notes that we issued in connection with a lease buyback program we initiated in September 2020.

Through June 2020, we sold high powered data processing equipment (“APEX”) to our customers and they leased the equipment back to us on terms sufficient for the customers to recover their investment and an agreed upon return on their investment. Included in the now discontinued Apex sale and leaseback program was a total protection plus (“TPP”) program administered and managed by a third-party provider, an affiliate of a global insurance brokerage firm. According to marketing and legal documents provided by the third-party provider, the TPP program would function as a supplemental financial guaranty by providing the Apex program customers with protection for the purchase price of such equipment, which could be redeemed by the customer by exercising an option for a cash payout to be paid by the third-party provider after a certain period of time, either 5 or 10 years. On June 30, 2020, we temporarily discontinued the APEX program to assess the impact on the Company of COVID-19 related delays in the manufacturing and shipping of the APEX processing equipment, and to determine our ability to meet the lease commitments in light of such delays. Having concluded that, in light of the equipment delivery delays caused by COVID-19, we would be unable to meet the APEX lease obligations, in September 2020, we commenced a buyback program where we offered to repurchase such equipment and cancel the existing lease, by way of a 48-month promissory note that included repayment terms to provide for an agreed-upon return on their initial purchase price. As a result of the buyback program, we entered into notes with third parties totaling $19,089,500 and notes with related parties of $237,720 in exchange for $474,155 worth of customer advances on the APEX leases and $22,889,331 of the net APEX lease liability.

We agreed to settle a portion of the debt during the year ended March 31, 2021, at a discount to the original note terms offered, by making lump sum payments, issuing 48,000,000 shares of our common stock, issuing 49,418 shares of our preferred stock, and issuing cryptocurrency. The remaining notes are all due December 31, 2024 and have a fixed monthly payment that is equal to 75% of the face value of the note, divided by 48 months. The monthly payments began the last day of January 2021 and continue until December 31, 2024 when the last monthly payment will be made, along with a balloon payment equal to 25% of the face value of the note, to extinguish the remaining balance of the debt. During the nine months ended December 31, 2021 we repaid a portion of the debt with cash payments of $892,583 and issuances of cryptocurrency valued at $3,036,701.

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

Basis of Accounting

Our policy is to prepare our financial statements on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America. Prior to September 20, 2021 we operated the Company on a March 31, fiscal year end. Effective September 30, 2021 we changed our fiscal year to December 31.

Principles of Consolidation

The consolidated financial statements include the accounts of Investview, Inc., and our wholly owned subsidiaries: iGenius, LLC (formerly Kuvera, LLC), Kuvera France S.A.S (through its closure date in June of 2021), Apex Tek, LLC (formerly Razor Data, LLC), SAFETek, LLC (formerly WealthGen Global, LLC), S.A.F.E. Management, LLC, United Games, LLC, United League, LLC, Investment Tools & Training, LLC, iGenius Global LTD (formerly Kuvera (N.I.) LTD), Investview Financial Group Holdings, LLC, and Investview MTS, LLC. All intercompany transactions and balances have been eliminated in consolidation.

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

Revenue Recognition

Subscription Revenue

Most of our revenue is generated by subscription sales and payment is received at the time of purchase. We recognize subscription revenue in accordance with ASC 606-10 where revenue is measured based on a consideration specified in a contract with a customer and recognized when we satisfy the performance obligation specified in each contract. Our performance obligation is to provide services over a fixed subscription period; therefore, we recognize revenue ratably over the subscription period and deferred revenue is recorded for the portion of the subscription period subsequent to each reporting date. Additionally, we offer a designated trial period to first time subscription customers, during which a full refund can be requested if a customer does not wish to continue with the subscription. Revenues are deferred during the trial period as collection is not probable until that time has passed. Revenues are presented net of refunds, sales incentives, credits, and known and estimated credit card chargebacks.

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

Cryptocurrency Revenue

We generate revenue from the sale of cryptocurrency packages to our customers through an arrangement with third-party suppliers. The various packages include different amounts of coin with differing rates of returns and terms.

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

Revenue generated for the nine months ended December 31, 2021, was as follows:

	Subscription Revenue	Cryptocurrency Revenue	Mining Revenue	Mining Equipment Repair Revenue	Total
Gross billings/receipts	$43,658,422	$20,199,388	$23,056,457	$7,460	$86,921,727
Refunds, incentives, credits, and chargebacks	(2,739,969)	-	-	-	(2,739,969)
Amounts paid to supplier	-	(11,950,078)	-	-	(11,950,078)
Net revenue	$40,918,453	$8,249,310	$23,056,457	$7,460	$72,231,680

Foreign revenues for the nine months ended December 31, 2021 were approximately $41.3m million while domestic revenue for the nine months ended December 31, 2021 was approximately $30.9 million.

Revenue generated for the year ended March 31, 2021, was as follows:

	Subscription Revenue	Cryptocurrency Revenue	Mining Revenue	Fee Revenue	Total
Gross billings/receipts	$22,612,851	$1,877,186	$16,201,008	$12,707	$40,703,751
Refunds, incentives, credits, and chargebacks	(1,319,266)	-	-	-	(1,319,266)
Amounts paid to supplier	-	(1,112,324)	-	-	(1,112,324)
Net revenue	$21,293,584	$764,862	$16,201,008	$12,707	$38,272,161

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

Operating Costs

Our costs of operations for the nine and twelve-month periods ended December 31, 2021, were negatively impacted by a non-cash charge of $51,619,440 arising from the acquisition of the Prodigio Smart Trading Platform, as well as the other operating assets and intellectual property rights of MPower; more particularly, the issuance of the Class B Redeemable Units in that transaction. This non-cash charge had no impact on our cash flow or our liquidity and capital resources and related purely to the value imbalance determined for accounting purposes, between the appraised value of the Class B Redeemable Units issued to MPower versus the appraised value of the MPower assets acquired as of September 3, 2021, each such appraisal conducted under specific methodologies as determined to be in accordance with applicable accounting standards.

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

Potential Fluctuations in Annual Operating Results

Our annual operating results may fluctuate significantly in the future as a result of a variety of factors, most of which are outside our control, including: the demand for our products and services; seasonal trends in purchasing, the amount and timing of capital expenditures; price competition or pricing changes in the market; technical difficulties or system downtime; and general economic conditions.

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

Companies trading on the OTCQB tier of OTC Markets, such as us, must be reporting issuers under Section 12 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and must be current in their reports under Section 13, to maintain price quotation privileges on the OTCQB tier. If we fail to remain current on our reporting requirements, we could be removed from the OTCQB tier. As a result, the market liquidity for our securities could be severely adversely affected by limiting the ability of broker-dealers to sell our securities and the ability of stockholders to sell their securities in the secondary market.

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

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that material information required to be disclosed in our periodic reports filed under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to ensure that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer as appropriate, to allow timely decisions regarding required disclosure. We carried out an evaluation, under the supervision and with the participation of our management, including the principal executive officer and the principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13(a)-15(e) under the Exchange Act, as of the end of the period covered by this report. Based on this evaluation management concluded that our disclosure controls and procedures were effective as of December 31, 2021.

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

With the participation of our then Chief Executive Officer and Chief Financial Officer (principal financial officer), our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2021 based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our evaluation management concluded that we maintained effective internal control over financial reporting as of December 31, 2021, based on the COSO framework criteria. Management believes our processes and controls are sufficient to ensure the consolidated financial statements for the nine months ended December 31, 2021, included in this Transition Report on Form 10-K, were fairly stated in accordance with U.S. GAAP.

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

Changes in Internal Controls

During the fiscal quarter ended December 31, 2021, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

The following table sets forth certain information with respect to our directors and executive officers:

Name	Age	Position
David B. Rothrock	57	Chairman
Victor M. Oviedo	45	Chief Executive Officer and Director
James R. Bell	56	President, Acting Chief Operating Officer and Director
Myles P. Gill	48	Director of Operations
Ralph R. Valvano	52	Chief Financial Officer
Jayme L. McWidener	43	Chief Accounting Officer

David B. Rothrock has extensive executive management, board, and operational expertise in the automobile industry, fintech, financial services, residential and commercial real estate, property management, corporate financing, private equity, utility technology, environmental remediation services, insurance, wine retail operations and distribution, and wealth management. Mr. Rothrock is the chief executive officer of DBR Capital, LLC. Through his leadership, guidance, and vision, in key roles as president and chief executive officer of DBR Capital LLC, MPower Trading Systems, LLC, Cedar Crest Partners G.P. LLC, and Rothrock Motors Sales, Inc. (a group of franchised automobile dealerships), these businesses collectively generated over $300 million in annual sales revenue. Mr. Rothrock is an active board member of charitable organizations that support breast cancer research and women’s health and fitness as well as the arts and theater in Lehigh Valley, PA. Mr. Rothrock has a B.S. in Business Management graduating Magna Cum Laude from Widener University and holds a J.D. from the New York Law School with bar admittance to New York, New Jersey, and Pennsylvania. Mr. Rothrock was appointed to the Board at the request of DBR Capital, LLC, pursuant to the terms of a Voting Agreement between DBR Capital and certain key holders of our common stock dated April 27, 2020, and amended November 9, 2020. Mr. Rothrock is the sole owner of DBR Capital, LLC. See Item 13. Certain Relationships and Related Transactions, and Director Independence. We believe Mr. Rothrock is qualified to serve as a director due to his executive management, board, and operational expertise across multiple disciplines and industries.

Victor M. Oviedo has served for the past 4 years as co-founder and Managing Partner for StageLight Group, a strategic capital and advisory firm which provides strategic capital to early and growth-stage companies. Previously, he was a Partner at SkyBridge Capital and Global Head of Business Development & Strategy where he was directly responsible for the firm’s growth, international expansion, new business development and brand strategy initiatives. During his 12-year tenure, he was instrumental in growing the firm’s assets from $300M to $14B, acquiring their flagship fund-of-fund business and creating & launching the world-renowned SALT Conference. Prior to joining SkyBridge, Mr. Oviedo was a Senior Consultant within Oliver Wyman’s capital markets division where he focused on international acquisitions and growth strategies for major financial institutions. In addition, he was a Manager of Strategic Growth for Kozmo – a venture capital funded start-up. He began his career as an investment banker at Donaldson, Lufkin & Jenrette (DLJ) within the media & communications team. Mr. Oviedo received an MBA in Finance & Entrepreneurship from the Wharton School at the University of Pennsylvania and a MA in Advance International Studies from the Paul H. Nitze School of Advanced International Studies (SAIS) at Johns Hopkins University. He also graduated with honors with a BSFS in International Economics from the Edmund A. Walsh School of Foreign Service at Georgetown University. We believe Mr. Oviedo is qualified to serve as a director based on his role as our Chief Executive Officer and his extensive management experience in the financial industry.

James R. Bell has extensive experience in financial management and operations with more than 30 years of experience in the capital markets. Previously, as co-founder and chief executive officer of MPower Trading Systems, LCC, Mr. Bell was responsible for overseeing all principal functions of the firm, including corporate strategy and deployment of initiatives, product, and partnerships. Mr. Bell has been at the forefront of online trading since its infancy. Prior to co-founding MPower in 2004, Mr. Bell served as managing director of trading development of thinkorswim-TD Ameritrade, Inc. from 2002-2011, where he led the company’s product and technology team to develop client digital content. Mr. Bell is co-founder and passive investor of Shadow Trader Technologies, which provides real-time digital financial research and education content to TD Ameritrade/Charles Schwab (2004-present). Prior to MPower, Mr. Bell also co-founded B/C Interactive Trading Technologies in 2001, which was ultimately sold to MPower in 2004. Prior to B/C, Mr. Bell served as SVP of Janney Montgomery Scott, and before that position, with Morgan Stanley. Mr. Bell studied economics and business management at Frostburg State University. Mr. Bell holds multiple business accreditations and previously held securities licenses, including FINRA Series 7, FINRA Series 55, and FINRA Series 63. Mr. Bell was appointed to the Board at the request of DBR Capital, LLC, pursuant to the terms of a Voting Agreement between DBR Capital and certain key holders of our common stock dated April 27, 2020, and amended November 9, 2020. We believe Mr. Bell is qualified to serve as a director due to his extensive experience in financial management and operations.

Myles P. Gill has held several key leadership roles and brings significant knowledge and expertise in various disciplines following an 18-year career that began as a Naval Officer. From 2017 -2021, Mr. Gill had been President/ CIO for Mannis Operations Group, a private family office. In that role, Mr. Gill provided strategic direction, vision, leadership, and management in all functional areas (including investments, operations, environmental, social, governance, trust and estate planning/compliance, risk management, legal, human resources) for a $2B AUM, 23 entity single-family office. Mr. Gill earned a Bachelor of Science degree in Mathematics and Oceanography as a Naval Officer from the United States Naval Academy.

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

Our directors are elected for a term of one year and until their successors are qualified, nominated, and elected. We currently have four vacancies on our board of directors. Two vacancies were created by the resignations of Mario Romano and Annette Raynor and two vacancies have never been filled after we agreed to expand the size of the board of directors to seven members in connection with the investment of DBR Capital, LLC.

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

The board of directors met formally nine times during the nine months ended December 31, 2021.

Special Governance Rights Associated with the Investment of DBR Capital, LLC

In connection with its investment, DBR Capital, LLC, has been accorded certain special governance rights, including the right to appoint four of our seven directors so long as it holds a convertible note or any of our other securities. The investment agreements also require that certain capital, financial and other material actions of our board of directors be approved by at least one DBR Capital-appointed director, who shall be David B. Rothrock if he is then serving as a director. DBR Capital, appointed David B. Rothrock and James R. Bell to two of those positions and the other two remain vacant. If we default under the investment agreements, DBR Capital, LLC, will have the right remove any directors it did not appoint and appoint its designees to fill all seven seats on the board of directors.

Committees

Our business, property, and affairs are managed by or under the direction of the board of directors. Members of the board are kept informed of our business through discussion with the chief executive and financial officers and other officers, by reviewing materials provided to them, and by participating at meetings of the board and its committees.

Audit Committee

We currently do not have a designated audit committee, and accordingly, our board of directors preapproves all audit and permissible non-audit services provided by the independent auditor, including audit, audit-related, tax, and other services. Preapproval is generally provided for up to one year, detailed as to the service or category of services, and subject to a specific budget. The independent auditor and management are required to periodically report to our board of directors regarding the extent of services provided by the independent auditor in accordance with this preapproval and the fees for the services performed to date. The board of directors may also preapprove particular services on a case-by-case basis.

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

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our directors, executive officers, and persons who own more than 10% of our common stock to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of common stock and other of our equity securities. Our officers, directors, and 10% stockholders made the required filings pursuant to Section 16(a) for all reports required to be filed in the year ended December 31, 2021 and prior fiscal years; however, each of Annette Raynor, Mario Romano, David B. Rothrock, and James R. Bell had two Form 4 filings that were filed late and Jayme McWidener had one Form 4 that was filed late.

Item 11. Executive Compensation

Directors’ Compensation

Our directors were awarded compensation for their services as directors as follows:

On November 9, 2020, David B. Rothrock was awarded 50,000,000 shares of restricted common stock to vest in equal amounts in November 2021, 2022, and 2023 (subject to continued service on the board of directors). In February 2022, Mr. Rothrock was awarded a board retainer of $96,000 annually, to be paid on a monthly basis, and we agreed to grant him an additional 35,000,000 shares of restricted stock for his service as a director following the filing and effectiveness of an S-8 registration statement. Those shares will vest over a five-year period (subject to continued service on the board of directors).

On November 9, 2020, James R. Bell was awarded 45,000,000 shares of restricted common stock to vest in equal amounts in November 2021, 2022, and 2023 (subject to continued service on the board of directors).

On November 9, 2020, Joseph Cammarata was awarded 50,000,000 shares of restricted common stock to vest in equal amounts in November 2021, 2022, and 2023 (subject to continued service on the board of directors). Upon Mr. Cammarata’s resignation from the board of directors as of December 8, 2021, 33,333,333 of his unvested shares were subject to cancelation.

On November 9, 2020, Annette Raynor was awarded 15,000,000 shares of restricted common stock for her service as a director to vest in equal amounts in November 2021, 2022, and 2023 (subject to continued service on the board of directors). Ms. Raynor resigned from the board of directors effective January 6, 2022 and 10,000,000 unvested shares have been returned for cancelation.

On November 9, 2020, Mario Romano was awarded 15,000,000 shares of restricted common stock for his service as a director to vest in equal amounts in November 2021, 2022, and 2023 (subject to continued service on the board of directors). Mr. Romano resigned from the board of directors effective January 6, 2022 and 10,000,000 unvested shares have been returned for cancelation.

In February 2022, we agreed to grant Victor M. Oviedo 20,000,000 shares of restricted common stock for his service as a director following the filing and effectiveness of an S-8 registration statement. Those shares will vest over a five-year period (subject to continued service on the board of directors).

Executive Officers’ Compensation

The following table sets forth information concerning the annual and long-term compensation earned by or paid to our chief executive officer and to other persons who served as executive officers as, at, or during the nine-month transition period ended December 31, 2021 and the year ended March 31, 2021 (the “named executive officers”), for services as executive officers for the last two fiscal years.

Summary Compensation Table

Name and Principal Position	Period/Year Ended	Salary	Stock Awards		Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Non-Qualified Deferred Compensation Earnings	All Other Compensation		Total
		($)	($)		($)	($)	($)	($)		($)
Joseph Cammarata	12/31/2021	-	189,571	[7]	-	-	-	-		189,571
Former Chief Executive Officer and Director [1]	3/31/2021	-	133,763	[7]	-	-	-	-		133,763
James R. Bell	12/31/2021	-	219,247	[8]	-	-	-	-		219,247
President, acting Chief Operating Officer and Director [2]	3/31/2021	-	120,386	[8]	-	-	-	-		120,386
Annette Raynor [3]	12/31/2021	168,750	211,769	[9][10]	-	-	-	28,127	[15]	408,646
Former Chief Operations Officer and Former Director	3/31/2021	225,000	539,092	[9][10]	-	-	-	82,238	[16]	846,330
Mario Romano [4]	12/31/2021	168,750	211,769	[11][12]	-	-	-	28,127	[15]	408,646
Former Director of Finance and Former Director	3/31/2021	225,000	539,092	[11][12]	-	-	-	82,238	[16]	846,330
Ralph R. Valvano [5]	12/31/2021	126,563	156,994	[13]	-	-	-	10,442	[15]	293,999
Chief Financial Officer	3/31/2021	-	-		-	-	-	-		-
Jayme L. McWidener [6]	12/31/2021	131,250	53,096	[14]	-	-	-	6,003	[15]	190,350
Chief Accounting Officer	3/31/2021	175,000	126,320	[14]	-	-	-	9,000	[15]	310,320

[1]	On November 5, 2021, Joseph Cammarata was put on administrative leave and removed from all duties and responsibilities and on December 7, 2021, Investview, Inc., terminated his employment for cause.
[2]	On November 5, 2021, James R. Bell was appointed as acting Chief Executive Officer. His title with the Company was changed effective February 22, 2022.
[3]	Ms. Raynor resigned as an officer and director on January 6, 2022. A portion of Ms. Raynor’s compensation was paid to Wealth Engineering LLC, an entity in which she is a 50% owner.
[4]	Mr. Romano resigned as an officer and director on January 6, 2022. A portion of Mr. Romano’s compensation was paid to Wealth Engineering LLC, an entity in which he is a 50% owner.
[5]	On June 7, 2021, Ralph R. Valvano was named Chief Financial Officer.
[6]	On June 7, 2021, Jayme McWidener resigned as Chief Financial Officer and accepted the position as Chief Accounting Officer.
[7]	On November 9, 2020, Joseph Cammarata was awarded 50,000,000 shares that vest over three years for his services as a director. The expense related to this issuance is being recognized based on the vesting terms which resulted in $189,571 of expense recognized during the nine months ended December 31, 2021 and $133,763 of expense recognized during the twelve months ended March 31, 2021.
[8]	On November 9, 2020, James R. Bell was awarded 45,000,000 shares that vest over three years for his services as a director. The expense related to this issuance is being recognized based on the vesting terms which resulted in $219,247 of expense recognized during the nine months ended December 31, 2021 and $120,386 of expense recognized during the twelve months ended March 31, 2021.
[9]	On November 9, 2020, Ms. Raynor was awarded 15,000,000 shares that vest over three years for her services as a director. The expense related to this issuance is being recognized based on the vesting terms which resulted in $56,871 of expense recognized during the nine months ended December 31, 2021 and $40,219 of expense recognized during the twelve months ended March 31, 2021.
[10]	On July 24, 2019, Wealth Engineering, LLC, an entity owned 50% by Ms. Raynor, was awarded 190,000,000 shares of common stock. In accordance with the agreement one third of the shares vested upon execution of the agreement and the remaining two thirds vest over two years, contingent upon Ms. Raynor and Mr. Romano’s continued employment by the Company. The fair market value of half these shares was $1,501,000 or $0.0158 per share (the per share price on the date of issuance). The expense related to this issuance is being recognized based the vesting terms per the agreement which resulted in $154,898 of expense recognized during the nine months ended December 31, 2021 and $498,963 of expense recognized during the twelve months ended March 31, 2021.
[11]	On November 9, 2020, Mr. Romano was awarded 15,000,000 shares that vest over three years for his services as a director. The expense related to this issuance is being recognized based on the vesting terms which resulted in $56,871 of expense recognized during the nine months ended December 31, 2021 and $40,219 of expense recognized during the twelve months ended March 31, 2021.
[12]	On July 24, 2019, Wealth Engineering, LLC, an entity owned 50% by Mr. Romano, was awarded 190,000,000 shares of common stock. In accordance with the agreement one third of the shares vested upon execution of the agreement and the remaining two thirds vest over two years, contingent upon Ms. Raynor and Mr. Romano’s continued employment by the Company. The fair market value of half these shares was $1,501,000 or $0.0158 per share (the per share price on the date of issuance). The expense related to this issuance is being recognized based on the vesting terms per the agreement which resulted in $154,898 of expense recognized during the nine months ended December 31, 2021 and $498,963 of expense recognized during the twelve months ended March 31, 2021.
[13]	On June 4, 2021, Ralph R. Valvano was awarded 6,500,000 shares of common stock as part of his employment agreement. In accordance with the agreement, 20% of the shares vested upon execution of the agreement and the remaining shares vest 20% per year over the next four years, contingent upon Mr. Valvano’s continued employment by the Company. The fair market value of these shares was $272,870 or $0.2099 per share (the per share price on the date of issuance). The expense related to this issuance is being recognized based on the vesting terms per the agreement which resulted in $156,994 of expense recognized during the nine months ended December 31, 2021.
[14]	On September 15, 2019, Jayme McWidener was awarded 20,000,000 shares of common stock as part of her employment agreement. In accordance with the agreement, one third of the shares vested upon execution of the agreement and the remaining two thirds vest over two years, contingent upon Ms. McWidener’s continued employment by the Company. The fair market value of these shares was $380,000 or $0.019 per share (the per share price on the date of issuance). During the nine months ended December 31, 2021 Ms. McWidener returned 6,666,666 shares to the Company prior to their vesting date. The expense related to this issuance is being recognized based on the vesting terms per the agreement which resulted in $53,096 and $126,320 of expense recognized during the nine months ended December 31, 2021 and the year ended March 31, 2021, respectively. The forfeiture of the 6,666,666 shares reversed previously recognized compensation cost of $121,461 during the nine months ended December 31, 2021.
[15]	These other compensation amounts are for medical and other fringe benefits.
[16]	Includes $66,797 in medical reimbursements and $15,441 for fiscal year 2021 revenue under the Founder Revenue Agreements.

Outstanding Equity Awards at Fiscal Year-End

No stock option awards were exercisable or unexercisable as of December 31, 2021, for any executive officer.

Employment Agreements and Revenue Share Agreements

Effective October 1, 2017, the Company entered into Founder Employment Agreements with Annette Raynor, then Chief Operating Officer, and Mario Romano, then Director of Finance and Investor Relations. The terms and covenants in the agreements were the same for each of the founders and had a term of five years that automatically renews for three successive five-year terms unless terminated prior to the 90th day following the expiration of the applicable term. The agreements provided for an annual salary of $225,000 with annual reviews by the board of directors or the designated compensation committee to determine whether an increase in salary is appropriate based on our results of operations, increased activities, or responsibilities of the founder, or such other factors as the board of directors or the designated compensation committee thereof may deem appropriate. Those agreements were terminated upon the January 6, 2022, resignations of Ms. Raynor and Mr. Romano.

On September 6, 2019, the Company entered into an Employment Agreement with Jayme McWidener that became effective September 15, 2019, appointing her as Chief Financial Officer. The Employment Agreement has a term of two years commencing on the effective date and automatically renews for one-year periods for three consecutive years, unless terminated prior to the 90th day following the expiration of the applicable term. Compensation for the position is $175,000 per year plus expenses. Other consideration is 20,000,000 restricted shares of the Company’s common stock vesting over a two-year period with one third vesting upon issuance and one third vesting on each of the next two anniversaries. On June 7, 2021, the Company amended the September 6, 2019 Employment Agreement to appoint Ms. McWidener as Chief Accounting Officer.

On November 29, 2019, an Employment Agreement was entered into between the appointed Chief Executive Officer, Joseph Cammarata and Investview, Inc. that became effective on December 1, 2019. The contract was for a term of five years and provided a salary compensation of $1 per year, 20,000,000 shares to be issued that vested immediately, and additional equity awards that could be earned upon the Company achieving certain milestones that were not met. That agreement was terminated when we terminated Mr. Cammarata’s employment for cause on December 7, 2021.

On June 4, 2021, we entered into an Employment Agreement with Ralph Valvano to take effect June 7, 2021, appointing him as the Chief Financial Officer of Investview, Inc. The contract has a term of one year commencing on the effective date and automatically renews for one-year periods for four consecutive years, unless terminated. Compensation for the position is $225,000 per year. Other consideration is 6,500,000 restricted shares of the Company’s common stock vesting over a five-year period with 20% vesting upon each annual anniversary of employment.

On February 10, 2022, we entered into an employment agreement with Victor M. Oviedo, our new Chief Executive Officer. Mr. Oviedo will receive an annual salary of $415,000 with additional quarterly incentive cash and common stock bonuses to be paid if certain target key performance indicators are achieved. In addition, Mr. Oviedo shall be eligible to receive: (i) periodic cash and common stock “Market Capitalization” bonuses once we achieve certain pre-determined minimum levels of market capitalization, share price and trading volume; and (ii) a one-time cash “Up-Listing” bonus upon our shares being listed on the Nasdaq Stock Market, the New York Stock Exchange, the NYSE American or such other national stock exchange as approved by the board of directors (or committee thereof). We have also agreed to grant Mr. Oviedo 60,000,000 shares of restricted common stock for his service as an executive officer, vesting over a five-year period. Those shares will be issued under our 2022 Incentive Plan following the filing and effectiveness of an S-8 registration statement and will be subject to the terms of a Lock-Up Agreement dated March 22, 2021, to which Mr. Oviedo has joined as a party pursuant to a Joinder Agreement.

On February 22, 2022, we entered into an employment with our President and Acting Chief Operating Officer, James R. Bell. Mr. Bell will receive an annual salary of $335,000 with additional quarterly incentive cash and common stock bonuses to be paid if certain target key performance indicators are achieved. In addition, Mr. Bell shall be eligible to receive: (i) periodic cash and common stock “Market Capitalization” bonuses once we achieve certain pre-determined minimum levels of market capitalization, share price and trading volume; and (ii) a one-time cash “Up-Listing” bonus upon our shares being listed on the Nasdaq Stock Market, the New York Stock Exchange, the NYSE American or such other national stock exchange as approved by the board of directors (or committee thereof). We have also agreed to grant Mr. Bell 60,000,000 shares of restricted common stock, vesting over five years, for his service as an executive officer. Those shares will be issued under our 2022 Incentive Plan following the filing and effectiveness of an S-8 registration statement and will be subject to the terms of a Lock-Up Agreement dated March 22, 2021, to which he is already a party.

On February 22, 2022, we entered into an employment agreement with our Director of Operations, Myles Gill. Mr. Gill will receive an annual salary of $250,000 with additional quarterly incentive cash and common stock bonuses to be paid if certain target key performance indicators are achieved. In addition, Mr. Gill shall be eligible to receive: (i) periodic cash and common stock “Market Capitalization” bonuses once the Company achieves certain pre-determined minimum levels of market capitalization, share price and trading volume; and (ii) a one-time cash “Up-Listing” bonus upon our shares being listed on the Nasdaq Stock Market, the New York Stock Exchange, the NYSE American or such other national stock exchange as approved by the board of directors (or committee thereof). We have also agreed to grant Mr. Gill 20,000,000 shares of restricted common stock, vesting over five years, for his service as an executive officer. Those shares will be issued under the Company’s 2022 Incentive Plan following the filing and effectiveness of an S-8 registration statement and will be subject to the terms of a Lock-Up Agreement dated March 22, 2021, to which Mr. Gill has joined as a party pursuant to a Joinder Agreement.

We have also entered into indemnification agreements with our current named executive officers and directors.

Potential Payments Upon Termination of Employment or Change in Control

Employment Agreements

The employment agreements with our named executive officers contain severance provisions, including in connection with a change of control, intended to induce these executives to continue employment with our Company and to retain them and provide consideration to them for certain restrictive covenants that apply following a termination of employment.

Under each of our employment agreements with Messrs. Oviedo, Bell and Gill, we may terminate the agreement at any time.  If we terminate the agreement due to the executive’s disability or death, the executive’s unvested restricted shares that are scheduled to vest during the period from the date of termination through the next scheduled vesting date will immediately vest and the remaining unvested restricted shares shall terminate and be forfeited, and we must pay to the executive or his estate, no later than 90 days following his termination, any quarterly cash bonuses, market capitalization bonuses, up-listing cash bonuses that he earned for any fiscal quarters prior to the termination of his employment, as well as a lump sum amount in cash equal to 6 months base salary. If the executive terminates the agreement for good reason or we terminate for any reason other than for cause, (i) we must pay to the executive an amount equal to his base salary as salary continuation payments over six months if his termination occurs on or before the first anniversary of his employment or, for Mr. Oviedo, over twelve months if his termination occurs after the first anniversary of his employment; (ii) his unvested restricted shares that are scheduled to vest during the severance period will immediately vest and the remaining unvested restricted shares shall terminate and be forfeited; (iii) we must pay to the executive, no later than 90 days following his termination, any quarterly cash bonuses, market capitalization bonuses, up-listing cash bonuses that he earned for any fiscal quarters prior to the termination of his employment; and (iv) we shall pay or reimburse him for his and his covered dependents continued coverage under our group medical, dental and health plans during the applicable severance period. The employment agreements with Messrs. Oviedo, Bell and Gill also contain a change of control provision whereby the executive’s unvested restricted shares shall immediately vest if his employment is terminated without cause or for good reason within 12 months of a change in control.  For purposes of these employment agreements, the term “change in control” is as defined in our 2022 Incentive Plan. The receipt of any severance by these executives is conditioned upon his execution of a broad release of claims.

Under our employment agreement with Mr. Valvano, we may terminate the agreement at any time. If we terminate the agreement due to Mr. Valvano’s disability or death, we must pay to him or his estate an amount equal to 3 months base salary, plus a prorated portion of any annual bonus to which he may have been entitled on the last day of his actual employment. In addition, with respect to awards of any unvested restricted shares, the award shall be limited to additional forward 12 months of vesting and restrictions (if such termination occurs on or after to the 2nd anniversary of employment) or current year vesting and restrictions (if such termination occurs prior to the 2nd anniversary of employment). If Mr. Valvano terminates the agreement for good reason, which includes a change of control, or we terminate for any reason other than for cause, (i) we must pay all base salary earned but not yet paid, (ii) he shall be entitled to all other benefits accrued and currently vested through the date of such termination in accordance with the applicable plans and programs, (iii) we must pay, as full damages for termination, base salary for four months (if such termination occurs after the 1st anniversary but prior to the 2nd anniversary of employment) or base salary for six months (if such termination occurs after the 2nd anniversary of employment), and (iv) we must continue his medical insurance, life insurance and disability coverage pursuant to any premiums that were in place prior to termination, and, to the extent permitted under applicable policies, and will pay any fringe benefits which have accrued prior to the date of termination. In addition, all forfeiture restrictions governing stock or options held by Mr. Valvano shall automatically terminate and shall be vested and held free from forfeiture.

Other Change in Control Arrangements

The Investview, Inc. 2022 Incentive Plan under which awards will be issued to our named executive officers and directors following the filing and effectiveness of an S-8 registration statement contains “change in control” provisions. Under the 2022 Incentive Plan, without limiting the authority of the Board or a committee delegated authority by the Board to adjust awards, if a “change in control” of the Company occurs, then, unless otherwise provided in the award or other agreement, if an award is continued, assumed or substituted by the successor entity, the award will not vest or lapse solely as a result of the change of control but will instead remain outstanding under the terms pursuant to which it has been continued, assumed or substituted and will continue to vest or lapse pursuant to such terms.

Item 12. Security Ownership of Certain Beneficial Owners, Management and Related Stockholder Matters

The following table sets forth certain information, as of May 13, 2022, respecting the beneficial ownership of our outstanding common stock by: (i) any holder of more than 5%; (ii) each of the Named Executive Officers and directors; and (iii) our directors and Named Executive Officers as a group, based on 2,711,108,823 shares of common stock outstanding as of May 13, 2022. Except as otherwise indicated, each stockholder listed below has sole voting and investment power over the shares beneficially owned:

Name of Beneficial Owner(1)	Common Stock Beneficially Owned	Percentage of Common Stock(2)
Principal Stockholders:
DBR Capital, LLC	575,428,571	17.51%
MPower Trading Systems, LLC	565,000,000	17.25%
Brian McMullen (3)	290,000,000	10.70%
Ryan Smith (4)(5)	213,687,355	7.88%
Chad Miller (4)(6)	213,687,355	7.88%
Wealth Engineering, LLC (7)	211,456,942	7.80%
Joseph Hagan (8)	203,981,945	7.52%
Directors and Officers:
David B. Rothrock, Chairman (9)	1,220,228,572	31.40%
Victor M. Oviedo, CEO and Director (10)	80,000,000	2.87%
James R. Bell, President, Acting COO, and Director (11)	100,320,000	3.62%
Myles P. Gill, Director of Operations (12)	20,000,000	*
Ralph R. Valvano, CFO	6,500,000	*
Jayme L. McWidener, CAO	13,333,334	*
All Officers and Directors as a group (6 persons) (9)(10)(11)(12)	1,440,381,906	35.60%

*	Less than 1%.
(1)	Except as otherwise indicated, the address of each beneficial owner is c/o Investview Inc., 234 Industrial Way West, Ste., A202, Eatontown, NJ 07724
(2)	Applicable percentage ownership is based on 2,711,108,823 shares of common stock outstanding as of May 13, 2022, together with securities exercisable or convertible into shares of common stock within 60 days of that date, for each stockholder.
(3)	Brian McMullen (5348 Vegas Drive #1342, Las Vegas NV 89108) owns 90,000,000 shares through an entity he controls, plus 200,000,000 shares owned personally.
(4)	CR Capital Holdings, LLC (459 North 300 West, Unit 15, Kaysville, UT 84037) owns 57,374,710 shares of our common stock. Ryan Smith (1836 West Phillip Street, Kaysville, UT 84037) and Chad Miller (287 North Homestead Lane, Fruit Heights, UT 84037) each own 50% of CR Capital Holdings LLC and, as a result, have voting and dispositive control of these shares.
(5)	In addition to 50% of the 57,374,710 shares owned by CR Capital Holdings, LLC (for 28,637,355 shares beneficially owned), Ryan Smith owns 185,000,000 shares personally.
(6)	In addition to 50% of the 57,374,710 shares owned by CR Capital Holdings, LLC (for 28,637,355 shares beneficially owned), Chad Miller owns 185,000,000 shares personally.
(7)	The members of Wealth Engineering LLC, 745 Hope Road, Eatontown, NJ 07724, own 211,456,942 shares of our common stock. Our former officers Mario Romano and Annette Raynor are two of its members. In addition, Mr. Romano is the CEO and Ms. Raynor serves as the COO of Wealth Engineering LLC. Combined Mr. Romano and Ms. Raynor have voting and shared dispositive control of these shares.
(8)	Joseph Hagan owns 203,981,945 shares through two entities he controls, plus 4,298,671 shares owned personally
(9)	David B. Rothrock is deemed to be the beneficial owner of 471,428,572 shares issuable upon the conversion of Convertible Notes in the amount of $3,300,000 issued to DBR Capital, LLC, because Mr. Rothrock is the sole owner of DBR Capital. Mr. Rothrock beneficially owns 104,000,000 shares upon default of those notes. As the managing member of MPower Trading Systems, LLC and as part of the acquisition of MPower, Mr. Rothrock is also deemed the beneficial owner of 565,000,000 non-voting membership interests in our wholly owned subsidiary IFGH, which are redeemable in the future. Mr. Rothrock owns 44,800,000 shares personally. In addition, the Company has agreed to issue Mr. Rothrock 35,000,000 shares of restricted common stock pending the effectiveness of a S-8 registration statement.
(10)	The company has agreed to issue Mr. Oviedo 20,000,000 and 60,000,000 shares of restricted common stock for his role as CEO and Director, respectively, pending the effectiveness of a S-8 registration statement.
(11)	The company has agreed to issue Mr. Bell 60,000,000 shares of restricted common stock for his role as President and Acting COO pending the effectiveness of a S-8 registration statement.
(12)	The company has agreed to issue Mr. Gill 20,000,000 shares of restricted common stock for his role as Director of Operations pending the effectiveness of a S-8 registration statement.

No director, executive officer, affiliate, or any owner of record or beneficial owner of more than 5% of any class of our voting securities is a party adverse to us or has a material interest adverse to us.

Material Agreement Regarding Stock Ownership

We have entered into a Lock-Up agreement dated March 22, 2021 with all of our current and former officers, directors, and certain of our significant shareholders, covering an aggregate of approximately 1,168,734,349 shares of our common stock. The Lock-Up agreement will run through the earlier of April 25, 2025, the date we complete a liquidation, merger, stock exchange, or similar transaction resulting in all our shareholders having the right to exchange their shares of common stock for cash, securities, or other property, or the date we determine to release some or all of the shares of common stock from the Lock-Up Agreement. The Lock-Up Agreement does provide for limited resale provisions if certain price per share and trading volume benchmarks are met.

Equity Compensation Plans

The following table summarizes the equity compensation plans under which our securities may be issued as of December 31, 2021:

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (excluding securities reflected in column (a)) (c)

Equity compensation plans
approved by security holders	—	—	—
Equity compensation plans not
approved by security holders	—	—	237,500,000

Item 13. Certain Relationships and Related Transactions, and Director Independence

Our related party payables consisted of the following:

	December 31, 2021	March 31, 2021
Convertible Promissory Note entered into on 4/27/20, net of debt discount of $1,082,147 as of December 31, 2021 [1]	$239,521	$120,318
Convertible Promissory Note entered into on 5/27/20, net of debt discount of $587,521 as of December 31, 2021 [2]	124,149	59,525
Convertible Promissory Note entered into on 11/9/20, net of debt discount of $1,143,519 as of December 31, 2021 [3]	198,187	53,414
Accounts payable – related party [4]	-	60,000
Notes for APEX lease buyback [5]	-	43,000
Promissory note entered into on 12/15/20, net of debt discount of $259,678 as of December 31, 2021 [6]	80,322	125,838
Convertible Promissory Note entered into on 3/30/21, net of debt discount of $1,131,417 as of December 31, 2021 [7]	476,670	4,459
Working Capital Promissory Note entered into on 3/22/21 [8]	1,200,607	-
Total related-party debt	2,319,456	466,554
Less: Current portion	(1,832,642)	(233,258)
Related-party debt, long term	$486,814	$233,296

[1]	On April 27, 2020 we received proceeds of $1,300,000 from DBR Capital, LLC, an entity controlled by a member of our Board of Directors, and entered into a convertible promissory note. The note is secured by shares held by officers and majority shareholders of the Company. The note bears interest at 20% per annum, payable monthly, and the principal is due and payable on April 27, 2030. Per the original terms of the agreement the note was convertible into common stock at a conversion price of $0.01257 per share, which was amended on November 9, 2020 to reduce the conversion price to $0.007 per share. At inception we recorded a beneficial conversion feature and debt discount of $1,300,000. During the year ended March 31, 2021 we recognized $120,318 of the debt discount into interest expense as well as expensed an additional $241,225 of interest expense on the note, all of which was repaid during the period. During the nine months ended December 31, 2021 we recognized $97,536 of the debt discount into interest expense as well as expensed an additional $195,012 of interest expense on the note, of which $173,344 was repaid during the period, leaving $21,668 of accrued interest in the balance shown here.

[2]	On May 27, 2020 we received proceeds of $700,000 from DBR Capital, LLC, an entity controlled by a member of our Board of Directors, and entered into a convertible promissory note. The note is secured by shares held by officers and majority shareholders of the Company. The note bears interest at 20% per annum, payable monthly, and the principal is due and payable on April 27, 2030. Per the original terms of the agreement the note was convertible into common stock at a conversion price of $0.01257 per share, which was amended on November 9, 2020 to reduce the conversion price to $0.007 per share. At inception we recorded a beneficial conversion feature and debt discount of $700,000. During the year ended March 31, 2021 we recognized $59,525 of the debt discount into interest expense as well as expensed an additional $118,616 of interest expense on the note, all of which was repaid during the period. During the nine months ended December 31, 2021 we recognized $52,954 of the debt discount into interest expense as well as expensed an additional $105,003 of interest expense on the note, of which $93,333 was repaid during the period, leaving $11,669 of accrued interest in the balance shown here.

[3]	On November 9, 2020 we received proceeds of $1,300,000 from DBR Capital, LLC, an entity controlled by a member of our Board of Directors, and entered into a convertible promissory note. The note is secured by shares held by officers and majority shareholders of the Company. The note bears interest at 25% interest rate per annum and carries a facility fee of 13.5% per annum, payable monthly beginning February 1, 2021, and the principal is due and payable on April 27, 2030. Per the terms of the agreement the note is convertible into common stock at a conversion price of $0.007 per share. At inception we recorded a beneficial conversion feature and debt discount of $1,300,000. During the year ended March 31, 2021 we recognized $53,414 of the debt discount into interest expense as well as expensed an additional $198,601 of interest expense on the note, all of which was repaid during the period. During the nine months ended December 31, 2021 we recognized $103,067 of the debt discount into interest expense as well as expensed an additional $375,372 of interest expense on the note, of which $333,667 was repaid during the period, leaving $41,706 of accrued interest in the balance shown here.

[4]	During the year ended March 31, 2021 we repurchased 106,000,000 shares of our common stock from CR Capital Holdings, LLC, a shareholder that, at the time, owned over 10% of our outstanding stock, for $120,000. We agreed to pay $10,000 per month for twelve months for the repurchase, therefore during the year ended March 31, 2021 we repaid $60,000 of the debt and during the nine months ended December 31, 2021 we repaid $60,000 to pay the debt in full.

[5]	During the year ended March 31, 2020 we sold 83 APEX units to related parties for proceeds of $182,720, $100,000 of which was offset against short term advances that has been provided to us. Under the same terms of all other APEX unit sales, the 83 units were to pay out $500 per month for 60 months, resulting in a total amount to be repaid of $2,490,000. During the year ended March 31, 2020 we made 238 lease payments to these related parties, or $119,000, reducing the total amount to be repaid to $2,371,000 as of March 31, 2020. During the year ended March 31, 2021 we made $126,100 worth of lease payments to related parties. In September of 2020 we initiated the APEX buyback program and agreed to pay our related parties $237,720 in exchange for all rights and obligations under the APEX lease. At the time of the buyback the liability owed to related parties was $355,525, which was equal to a total liability of $2,244,900 offset by a contra-liability of $1,889,375, thus we recorded a gain on the extinguishment of debt of $117,805 as contributed capital. After the buyback, during the year ended March 31, 2021 we repaid our related parties $112,720 in cash and extinguished $82,000 of the amount owed with the issuance of BTC. During the nine months ended December 31, 2021 we repaid our related parties $12,000 in cash and extinguished $31,000 of the amount owed with the issuance of BTC to pay the debt in full.

[6]	On December 15, 2020 we received proceeds of $154,000 from Wealth Engineering, an entity controlled by members of our management team and Board of Directors, and entered into a promissory note for $600,000. The term of the note requires monthly repayments of $20,000 per month for 30 months. At inception we recorded a debt discount of $446,000 representing the difference between the cash received and the total amount to be repaid. During the year ended March 31, 2021 we recognized $51,838 of the debt discount into interest expense and made four monthly repayments totaling $80,000. During the nine months ended December 31, 2021 we recognized $134,485 of the debt discount into interest expense and made nine monthly repayments totaling $180,000. Subsequent to December 31, 2021 we repaid this note in full.

[7]	Effective March 30, 2021 we restructured a $1,000,000 promissory note with $200,000 of accrued interest, along with a $350,000 short-term advance, with Joseph Cammarata, our then Chief Executive Officer. The new note (the “Cammarata Note”) had a principal balance of $1,550,000, was given a 5% interest rate, and was convertible at $0.02 per share. As a result of the fixed conversion price we recorded a beneficial conversion feature and debt discount of $1,550,000, which was equal to the face value of the note. During the year ended March 31, 2021 we recognized $4,247 of the debt discount into interest expense as well as expensed $212 of interest expense on the new debt. Effective September 21, 2021 we entered into an amendment to the Cammarata Note to extend the due date to September 30, 2022, allow for partial conversions, and change the conversion price to $0.008 per share. As the terms of the note changed substantially, we accounted for the amendment as an extinguishment and new note. Through September 21, 2021 we recognized $738,904 of the initial debt discount into interest expense, removed $806,849 of the remaining debt discount from the books, recorded a beneficial conversion feature due to the fixed conversion price and a debt discount of $1,550,000, which was equal to the face value of the amended note, and recorded a net $743,151 into additional paid in capital as a gain due to the extinguishment transaction being between related parties and thus a capital transaction. From September 21, 2021, the date of the amendment and through December 31, 2021 we recognized $418,583 of the $1,550,000 debt discount into interest expense. Also, during the nine months ended December 31, 2021 we expensed $57,874 of interest expense on the debt, resulting in an accrued interest balance of $58,086 as of December 31, 2021. During February 2022, we provided 30 days’ notice of our intent to retire and repay the Cammarata Note in cash. Having not timely received a properly executed conversion notice within the proscribed period, and citing certain other damages incurred by us arising from Mr. Cammarata’s legal proceedings, on or about March 31, 2022, we tendered to Mr. Cammarata cash payment in full for the Cammarata Note. As of the date of this Report, Mr. Cammarata has not yet accepted our tender of the cash payment, and instead has asserted his entitlement to exercise his right to convert the Cammarata Note into our common shares. See “Part 1A. Risk Factors.”

[8]	On March 22, 2021, we entered into Securities Purchase Agreements to purchase 100% of the operating assets of SSA Technologies LLC, an entity that owns and operates a FINRA-registered broker-dealer. SSA is controlled and partially owned by Joseph Cammarata, our former Chief Executive Officer. Commencing upon execution of the agreements and through the closing of the transactions, we agreed to provide certain transition service arrangements to SSA. In connection with the transactions, we entered into a Working Capital Promissory Note with SSA under which SSA was to have advanced to us up to $1,500,000 before the end of 2021; however, SSA has only provided advances of $1,200,000 to date. The note bears interest at the rate of 0.11% per annum therefore we recognized $607 worth of interest expense on the loan during the nine months ended December 31, 2021. The note was due and payable by January 31, 2022; however, has not yet been repaid as we consider our legal options in light of SSA’s failure to complete its funding obligations. The note was to have been secured by the pledge of 12,000,000 shares of our common stock; however, it remains unsecured as the pledge of shares was not implemented at the closing of the loan

In addition to the above related party debt transactions that were outstanding as of December 31, 2021 and March 31, 2021, during the nine months ended December 31, 2021 we obtained a short-term advance of $100,000 from Wealth Engineering, an entity controlled by Mario Romano and Annette Raynor, former members of our management team and Board of Directors, and repaid the amount in full.

In addition to the above-mentioned related-party lending arrangements, during the year ended March 31, 2021 we sold cryptocurrency packages to related parties for gross proceeds of $300,000, of which $100,000 was purchased by family members of Mario Romano, our former Director of Finance and former director, $100,000 was purchased by The Financial University, LLC (“TFU”), an entity owned by the children of Mario Romano, our former Director of Finance and former director, and Annette Raynor, our former Chief Operations Officer and former director, and $100,000 was purchased by Gravitas Holdings, LLC (“Gravitas”), an entity owned by the spouse of Annette Raynor. Also, during the year ended March 31, 2021, we paid related parties $916,125 worth of commissions on the sales of our products. Of the $916,125 in commissions, $402,900 was paid to TFU, $259,728 was paid to Fidelis Funds, an entity owned by the spouse of Annette Raynor, $196,796 was paid to Kays Creek, an entity owned by Ryan Smith and Chad Miller, our former founders, officers, and directors, $12,500 was paid to Ryan Smith, and $44,200 was paid to the children of Mario Romano and Annette Raynor.

In addition to the above-mentioned related-party lending arrangements, during the nine months ended December 31, 2021 we sold cryptocurrency packages to related parties for gross proceeds of $1,000 to Gravitas and we paid related parties $2,289,969 worth of commissions on the sales of our products. Of the $2,289,969 in commissions, $1,750,860 was paid to TFU, $200,947 was paid to Fidelis Funds, $311,163 was paid to Marketing Mavens, LLC, an entity owned by the spouse of Annette Raynor, and $27,000 was paid to the children of Mario Romano and Annette Raynor. Also during the nine months ended December 31, 2021, we paid consulting fees to Wealth Engineering, LLC, an entity owned by Mario Romano and Annette Raynor, of $245,450, and made dividend payments to the children of Mario Romano of $4,323. We also paid expenses of MPower in the amounts of $251,405 and $197,523, respectively, under the terms of the Securities Purchase Agreement entered into on March 22, 2021 and we closed on the acquisition of MPower’s net assets on September 3, 2021. We also recorded 59,999,999 shares as forfeited as a result of 1) our Chief Accounting Officer returning 6,666,666 shares to the Company prior to their vesting date and 2) Joseph Cammarata, Mario Romano, and Annette Raynor, three former members of our management team and Board of Directors, that resigned from their positions with the Company; thus losing their rights to 53,333,333 shares that were to have vested upon the annual anniversaries of their award grant date, had they still been directors at such a date. As a result of the forfeitures, we reversed previously recognized compensation cost of $163,982 during the nine months ended December 31, 2021. Also, during the nine months ended December 31, 2021, 12,998,630 shares were surrendered by members of our then Board of Directors in exchange for our agreement to cover $519,945 in tax withholdings.

April 2020 Convertible Note Financing Arrangement with DBR Capital, LLC

On April 27, 2020, we entered into a Securities Purchase Agreement and related agreements with DBR Capital, LLC (“DBR Capital”), a company wholly owned by David B. Rothrock, the Chairman of our Board of Directors. Under the Securities Purchase Agreement, DBR Capital purchased a $1,300,000 convertible promissory note at closing and, subject to certain conditions, agreed to purchase additional convertible promissory notes over four additional closings. On May 27, 2020 and November 9, 2020, we completed our second and third closings, respectively, under the Securities Purchase Agreement. At the May 27, 2020 closing, DBR Capital purchased a $700,000 convertible secured promissory note, which bears interest at 20% per annum, payable monthly, and the principal is due and payable on April 27, 2030. At the November 9, 2020 closing, DBR Capital purchased a $1,300,000 convertible secured promissory note, which bears interest at 25% interest rate per annum and carries a facility fee of 13.5% per annum, is payable monthly beginning February 1, 2021, and the principal is due and payable on April 27, 2030. The convertible promissory notes are each convertible into our common stock at a conversion price of $0.007 per share if certain benchmarks relating to the trading price and volume of the common stock are met and are secured by the Guaranty and Collateral Agreement entered into between the parties as of May 15, 2020.

In addition to the first three closings, DBR Capital has the right to purchase additional convertible promissory notes of $5.7 million at a fourth closing, and $2.0 million at a fifth closing. Pursuant to a November 2021 amendment to the Securities Purchase Agreement, the deadlines for the fourth and fifth closings were extended until December 31, 2022.

In connection with such Securities Purchase Agreement and related agreements, Messrs. Rothrock and Bell were appointed as DBR Capital’s designees to our Board of Directors. On November 9, 2020, the Securities Purchase Agreement and related transaction documents were amended to, among other things, expand our Board of Directors to seven members, leaving two seats vacant, and to allow DBR Capital to fill those vacancies and remove directors in the event of default under the transaction documents.

DBR Capital Marketing and Distribution Arrangements with Oneiro.

DBR Capital LLC (“DBR Capital”), a company wholly owned by David B. Rothrock, has been an investor in Oneiro NA, Inc. (“Oneiro”) since 2016, and currently serves as a worldwide marketing and distribution agent for Oneiro. In connection therewith, DBR Capital is entitled to certain performance fees from Oneiro for worldwide sales of ndau introduced by DBR Capital, including purchases by Investview or any affiliates of Investview. The performance fee is determined as a commission on sales, with a floating range between 5% to 10% of sales, on aggregate sales ranging from $1 million to over $40 million. The performance fee is to be paid in ndau coins. During the most recent year ended December 31, 2021, DBR Capital earned a performance fee in connection with sales by Oneiro to Investview of approximately 77,000 ndau coins.

In recognition of the recent reorganization of the executive management team and Board of Directors of Investview, and to avoid the appearance of any potential conflicts of interest, DBR Capital has elected to: (i) effective as of April 1, 2022, contribute the 2021 performance fee of 77,000 ndau coins to Investview for use in its business and to help support the existing purchasers of ndau in the discretion of the Board of Directors, none of which have been sold or transferred; and (ii) for so long as Mr. Rothrock remains either an executive officer or director of the Company, renounce and assign to the Company, for its discretionary use, its rights in and to any further performance fees related to ndau sales by Oneiro to Investview or any of its affiliates to which it may be entitled under its arrangements with Oneiro.

March 2021 Agreement to Acquire Assets of SSA Technologies

On March 22, 2021, we entered into Securities Purchase Agreements to purchase a FINRA-registered broker-dealer and other operating assets of SSA Technologies LLC, an entity controlled and partially owned by Joseph Cammarata, our former Chief Executive Officer. Pursuant to these agreements, we agreed to acquire the SSA assets for the issuance of non-voting membership interests in our wholly owned subsidiary, Investview Financial Group Holdings, LLC (“IFGH”), which are in the future redeemable for 242,000,000 Investview common shares on a one-for-one basis. In connection with the closing under the agreements, which has not yet occurred, the redeemable membership interests being issued to the SSA equity holders, as well as the resulting shares of Investview common stock issued upon the exercise of such redemption rights, will be issued as shares of restricted securities issued in reliance upon the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended. We have agreed to file a registration statement with the Securities and Exchange Commission registering the resale of the shares issuable upon conversion of the membership interests following the closing. The completion of the closing of the SSA transaction is subject to various closing conditions, including obtaining FINRA approval to the change of control transaction, which we believe has been impeded due to certain complications relating to legal proceedings involving Mr. Cammarata in connection with his activities which were unrelated to Investview and its businesses. If FINRA approval is not forthcoming, we are likely to abandon this acquisition and search for alternative acquisitions within the brokerage industry.

In connection with such agreements, commencing upon execution of the agreements and through the closing of the transactions, we agreed to provide certain transition service arrangements to SSA. In connection with the transactions, we entered into a Working Capital Promissory Note with SSA under which SSA agreed to advance up to $1,500,000 before the end of 2021.

September 2021 Acquisition of Assets of MPower Trading Systems

On March 22, 2021, we entered into Securities Purchase Agreement to acquire the MPower Smart Trading Platform, as well as the other operating assets and intellectual property of MPower Trading Systems LLC (“MPower”), a company controlled and partially owned by David B. Rothrock and James R. Bell, two of our board members. MPower was the developer and owner of Prodigio, a proprietary software-based trading platform with applications within the brokerage industry. In consideration for the acquisition of such assets, we agreed to issue non-voting Class B membership interests in our wholly owned subsidiary, IFGH, which are in the future redeemable for 565,000,000 Investview common shares on a one-for-one basis (the “Class B Redeemable Units”); with the expectation to create a financial technology and brokerage firm for active traders and investors. On September 3, 2021, we completed the acquisition of the operating assets and intellectual property rights of MPower under the terms generally contained within the original Securities Purchase Agreement, as it was amended on the closing date. The Class B Redeemable Units issued in the transaction are being held under and subject to a lock-up agreement. We have agreed to file a registration statement with the Securities and Exchange Commission registering the resale of the shares issuable upon redemption of the Class B Redeemable Units.

Messrs. Bell and Rothrock, managers and principal equity holders of MPower, are also members of our Board of Directors. Following full disclosure of their interest, the transaction was approved by the full Investview Board of Directors, including unanimous support by its independent directors. The purchase price for the MPower assets was determined through negotiations with the Investview directors without a conflicting interest in the transaction, and was based generally on the value of the Class B Redeemable Units exchanged in the transaction on the date of the original Securities Purchase Agreement. In the transaction, DBR Capital, LLC, an affiliate of David B. Rothrock, also retained a royalty-free right to use certain of the acquired assets for certain limited non-competitive purposes.

September 2021 Amendment to Convertible Note

On September 21, 2021, the Company and its former Chief Executive Officer, Joseph Cammarata, agreed to amend the terms of a promissory note held by Mr. Cammarata in the principal amount of $1,550,000. The due date on the note was extended from March 30, 2022, until September 30, 2022, the note was amended to allow for partial conversions, and the conversion price was changed from $0.02 per share to $0.008 per share. We provided notice to Mr. Cammarata of our planned prepayment of the note and do not believe he properly exercised conversion of the note and we tendered payment to him.

Separation and Release Agreements with Two Former Officers and Directors

On January 6, 2022, we entered into Separation and Release Agreements (the “Separation Agreements”) with Mario Romano and Annette Raynor, two of the Company’s founders, and Wealth Engineering, LLC, an affiliate of Mr. Romano and Ms. Raynor. Under the Separation Agreements, Mr. Romano and Ms. Raynor agreed to resign their positions as officers and directors effective immediately as they each transitioned to the roles of strategic advisors to the Company.

Under the terms of the Separation Agreements, the parties agreed that all agreements between Investview and Mr. Romano, Ms. Raynor and Wealth Engineering (other than the Lock-Up Agreement executed by Mr. Romano, Ms. Raynor, Wealth Engineering and the other parties thereto dated March 22, 2021 (the “Lock-Up Agreement”)), were terminated in all respects. The Lock-Up Agreement will continue in full force and effect until April 25, 2025, subject to certain modification by which Mr. Romano and Ms. Raynor agreed to hold certain shares of our common stock until April 2025. Mr. Romano, Ms. Raynor, and Wealth Engineering also agreed to give DBR Capital LLC, on behalf of the Company, an irrevocable proxy to vote all of the shares of our common stock owned, directly or beneficially, by them and certain of their affiliates, in accordance with the direction of our Board of Directors, in its sole discretion.

The Separation Agreements also provided for the surrender by each of Mr. Romano and Ms. Raynor of certain shares of our common stock to us in general consideration for the covenants and agreements of the parties; the payment of the balance owed under a $600,000 promissory note owed by us to Wealth Engineering; and the Company’s payment of $1,724,077.56 to the applicable federal and state taxing authorities on behalf of Wealth Engineering as payment for the estimated federal and state taxes that Wealth Engineering may have been subject in connection with the vesting of 63,333,333 Company restricted shares on July 22, 2021.

In their roles as Strategic Advisors, Mr. Romano and Ms. Raynor are expected to provide us with advisory services and general assistance, including assisting in general corporate and operational matters as may be assigned to them from time-to-time, as well as to assist and cooperate in responding to inquiries of the SEC, FINRA or any other regulatory body or agency. In consideration of the various elements of the Separation Agreement, including the payments made to them or on their behalf, as well as continued payments to be made to them as Strategic Advisors, Mr. Romano and Ms. Raynor agreed to certain non-solicitation, non-competition and standstill provisions.

Item 14. Principal Accountant Fees and Services

The following is a summary of the fees billed to us for professional services rendered by our principal accountant for the following periods:

	Nine Months Ended December 31, 2021	Year Ended March 31, 2021
Audit Fees	$146,800	$127,500
Audit Related Fees	-	22,163
Tax Fees	-	4,535
All Other Fees	-	-
Total	$146,800	$154,198

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

Item 15. Exhibits and Financial Statement Schedules

Exhibit Number*	Title of Document	Location

Item 2	Plan of Acquisition, Reorganization, Arrangement, Liquidation or Succession

2.01	Contribution Agreement between Investview, Inc., Wealth Generators, LLC, and the members of Wealth Generators, LLC dated March 31, 2017	Incorporated by reference to the Current Report on Form 8-K filed April 6, 2017

Item 3	Articles of Incorporation and Bylaws

3.01	Articles of Incorporation	Incorporated by reference to the Form 10SB12G filed August 12, 1999

3.02	Articles of Amendments to the Articles of Incorporation	Incorporated by reference to the Form 10SB12G filed August 12, 1999

3.03	Bylaws	Incorporated by reference to the Form 10SB12G filed August 12, 1999

3.04	Amendment to Articles of Incorporation or by-laws	Incorporated by reference to the Current Report on Form 8-K filed February 15, 2007

3.05	Certificate of Change filed pursuant to NRS 78.209	Incorporated by reference to the Current Report on Form 8-K filed April 6, 2012

3.06	Articles of Merger filed pursuant to NRS 92.A.200	Incorporated by reference to the Current Report on Form 8-K filed April 6, 2012

3.07	Certificate of Amendment to Articles of Incorporation	Incorporated by reference to the Definitive Information Statement filed December 20, 2017

3.08	Amendment of Articles of Incorporation to increase blank check Preferred Shares	Incorporated by reference to the Definitive Information Statement filed December 10, 2019

3.09	Certificate of Amendment to Bylaws	Incorporated by reference to the Current Report on Form 8-K/A filed April 30, 2020

3.10	Certificate of Amendment of Certificate of Designation of Designation of 13% Series B Cumulative Redeemable Perpetual Preferred Stock, as Amended	Filed with the POS AM as filed with the SEC on June 2, 2020.

Item 4	Instruments Defining the Rights of Security Holders, including indentures

4.01	Common Stock Specimen	Incorporated by reference to the Registration Statement on Form S-1 filed January 12, 2018

Item 10	Material Contracts

10.49	Securities Purchase and Royalty Agreement between Investview, Inc., and Brian McMullen, dated as of July 23, 2019	Incorporated by reference to the Current Report on Form 8-K filed August 1, 2019

10.50	Convertible Promissory Note, dated as of July 23, 2019	Incorporated by reference to the Current Report on Form 8-K filed August 1, 2019

10.51	Employment Agreement between Investview, Inc. and Jayme McWidener, effective as of September 15, 2019	Incorporated by reference to the Current Report on Form 8-K filed September 12, 2019

10.57	Common Stock Purchase Warrant	Filed with the S-1/A on March 3, 2020.

10.58	Form of Warrant Exercise	Filed as part of Exhibit 10.57.

10.59	Securities Purchase Agreement between Investview, Inc. and DBR Capital, LLC dated as of April 27, 2020	Incorporated by reference to the Current Report on form 8-K filed on April 30, 2020

10.60	Voting Rights Agreement between Investview, Inc. and DBR Capital, LLC dated as of April 27, 2020	Incorporated by reference to the Current Report on form 8-K filed on April 30, 2020

10.61	Lock-up Agreement between certain Investview, Inc. stockholders and DBR Capital, LLC dated as of April 27, 2020	Incorporated by reference to the Current Report on form 8-K filed on April 30, 2020

10.62	Investor Rights Agreement between Investview, Inc. and DBR Capital, LLC dated as of April 27, 2020	Incorporated by reference to the Current Report on form 8-K filed on April 30, 2020

10.63	Convertible Secured Promissory Note by Investview, Inc. and DBR Capital, LLC dated as of April 27, 2020	Incorporated by reference to the Current Report on form 8-K filed on April 30, 2020

10.64	Consent of Holders of Series B Preferred	Filed with the POS AM as filed with the SEC on June 2, 2020 herewith

10.65	Convertible Secured Promissory Note by Investview, Inc., and DBR Capital, LLC, dated as of May 27, 2020	Incorporated by reference to the Current Report on form 8-K filed on June 2, 2020

10.66	Amended and Restated Securities Purchase Agreement dated November 9, 2020	Incorporated by reference to the Current Report on form 8-K filed on November 13, 2020

10.67	Convertible Promissory Note dated November 9, 2020	Incorporated by reference to the Current Report on form 8-K filed on November 13, 2020

10.68	Amended and Restated Convertible Secured Promissory Note in the Amount of $1,300,000 dated November 9, 2020 (originally dated April 27, 2020)	Incorporated by reference to the Current Report on form 8-K filed on November 13, 2020

10.69	Amended and Restated Convertible Secured Promissory Note in the Amount of $700,000 dated November 9, 2020 (originally dated May 27, 2020)	Incorporated by reference to the Current Report on form 8-K filed on November 13, 2020

10.70	First Amendment to Investor Rights Agreement of April 27, 2020, dated November 9, 2020	Incorporated by reference to the Current Report on form 8-K filed on November 13, 2020

10.71	First Amendment to Voting Agreement of April 27, 2020, dated November 9, 2020	Incorporated by reference to the Current Report on form 8-K filed on November 13, 2020

10.72	Guaranty and Collateral Agreement dated May 15, 2020	Incorporated by reference to the Current Report on form 8-K filed on November 13, 2020

10.74	Cover Letter and Restricted Shares Award Agreement for David B. Rothrock	Incorporated by reference to the Current Report on form 8-K filed on November 13, 2020

10.75	Cover Letter and Restricted Shares Award Agreement for James R. Bell	Incorporated by reference to the Current Report on form 8-K filed on November 13, 2020

10.78	Joinder Agreement dated December 23, 2020	Incorporated by reference to the Current Report on form 8-K filed on December 31, 2020

10.79	Promissory Note in the Amount of $1,000,000 with Joe Cammarata, dated January 30, 2020, First Amendment to the $1,000,000 Promissory Note dated January 31, 2020 and Second Amendment to the $1,000,000 Promissory Note dated January 30, 2020	Incorporated by reference to the periodic report on Form 10-Q filed February 26, 2021

10.80	Securities Purchase Agreement between Investview Financial Group Holdings, LLC, Investview, Inc., and SSA Technologies LLC dated as of March 22, 2021.	Incorporated by reference to the Current Report on Form 8-K filed on March 26, 2021

10.81	Securities Purchase Agreement between Investview Financial Group Holdings, LLC, Investview, Inc., and the Purchasers Listed on Schedule A dated as of March 22, 2021.	Incorporated by reference to the Current Report on Form 8-K filed on March 26, 2021

10.82	Securities Purchase Agreement between Investview MTS, LLC, Investview Financial Group Holdings, LLC, Investview, Inc., and MPower Trading Systems LLC dated as of March 22, 2021.	Incorporated by reference to the Current Report on Form 8-K filed on March 26, 2021

10.83	Working Capital Promissory Note by Investview, Inc., dated as of March 22, 2021.	Incorporated by reference to the Current Report on Form 8-K filed on March 26, 2021

10.84	Pledge Agreement between Investview, Inc., and SSA Technologies LLC, dated as of March 22, 2021.	Incorporated by reference to the Current Report on Form 8-K filed on March 26, 2021

10.85	First Amendment to Amended and Restated Securities Purchase Agreement between Investview, Inc., DBR Capital, LLC, and Joseph Cammarata, dated as of March 22, 2021.	Incorporated by reference to the Current Report on Form 8-K filed on March 26, 2021

10.87	Lock-Up Agreement	Incorporated by reference to the periodic report on Form 10-K filed on June 29, 2021

10.88	Second Amendment to Amended and Restated Securities Purchase Agreement dated as of November 9, 2020	Incorporated by reference to the Current Report on Form 8-K filed on June 2, 2021

10.89	Employment Agreement between Investview, Inc., and Ralph R. Valvano, effective as of June 7, 2021	Incorporated by reference to the Current Report on Form 8-K filed on June 9, 2021

10.90	Amendment to Employment Agreement between Investview, Inc., and Jayme McWidener, effective as of June 7, 2021	Incorporated by reference to the Current Report on Form 8-K filed on June 9, 2021

10.91	Amended and Restated Securities Purchase Agreement between and among Investview MTS, LLC, Investview Financial Group Holdings, LLC, Investview, Inc., and MPower Trading Systems, LLC dated as of September 3, 2021	Incorporated by reference to the Current Report on Form 8-K filed on September 10, 2021

10.92	Bill of Sale, Assignment and Assumption between Investview MTS, LLC, and MPower Trading Systems, LLC dated as of September 3, 2021	Incorporated by reference to the Current Report on Form 8-K filed on September 10, 2021

10.93	Registration Rights Agreement dated as of September 3, 2021	Incorporated by reference to the Current Report on Form 8-K filed on September 10, 2021

10.94	Debt Conversion Agreement between Investview, Inc. and Joseph Cammarata, effective as of March 30, 2021	Incorporated by reference to the Current Report on Form 8-K filed on September 29, 2021

10.95	Convertible Promissory Note due March 30, 2022, dated March 30, 2021	Incorporated by reference to the Current Report on Form 8-K filed on September 29, 2021

10.96	Amendment One to Convertible Promissory Note dated March 30, 2021	Incorporated by reference to the Current Report on Form 8-K filed on September 29, 2021

10.97	Third Amendment to Amended and Restated Securities Purchase Agreement dated as of November 9, 2020	Incorporated by reference to the Quarterly Report on Form 10-Q filed on November 22, 2021

10.98	Separation and Release Agreement by and among Investview, Inc., and Mario Romano and Wealth Engineering, LLC, dated as of January 6, 2022	Incorporated by reference to the Current Report on Form 8-K filed on January 10, 2022

10.99	Separation and Release Agreement by and among Investview, Inc., and Annette Raynor and Wealth Engineering, LLC, dated as of January 6, 2022	Incorporated by reference to the Current Report on Form 8-K filed on January 10, 2022

10.100	Employment Agreement between Investview, Inc., and Victor M. Oviedo, dated as of February 10, 2022	Incorporated by reference to the Current Report on Form 8-K filed on February 23, 2022

10.101	Indemnification Agreement between Investview, Inc., and Victor M. Oviedo, dated as of February 10, 2022	Incorporated by reference to the Current Report on Form 8-K filed on February 23, 2022

10.102	Victor M. Oviedo Joinder to Lock-Up Agreement dated March 22, 2021	Incorporated by reference to the Current Report on Form 8-K filed on February 23, 2022

10.103	Employment Agreement between Investview, Inc., and James R. Bell, dated as of February 22, 2022	Incorporated by reference to the Current Report on Form 8-K filed on February 23, 2022

10.104	Employment Agreement between Investview, Inc., and Myles Gill, dated as of February 21, 2022	Incorporated by reference to the Current Report on Form 8-K filed on February 23, 2022

10.105	Myles P. Gill Joinder to Lock-Up Agreement dated March 22, 2021	Incorporated by reference to the Current Report on Form 8-K filed on February 23, 2022

10.106	Form of Executive Indemnification Agreement in Use as of February 2022	Incorporated by reference to the Current Report on Form 8-K filed on February 23, 2022

10.107	Investview, Inc., 2022 Incentive Plan	Incorporated by reference to the Current Report on Form 8-K filed on February 23, 2022

Item 21	Subsidiaries of the Registrant

21.01	Schedule of Subsidiaries	Incorporated by reference to Amendment No. 2 to the Registration Statement on Form S-1/A filed March 11, 2019

Item 23	Consents of Experts and Counsel

23.01	Consent of M&K CPAs	This filing.

Item 31	Rule 13a-14(a)/15d-14(a) Certifications

31.01	Rule 13a-14(a) Certification of Principal Executive Officer	This filing.

31.02	Rule 13a-14(a) Certification of Principal Financial Officer	This filing.

Item 32	Section 1350 Certifications

32.01	Section 1350 Certification of the Principal Executive Officer	This filing.

32.02	Section 1350 Certification of the Principal Financial Officer	This filing.

Item 101	Interactive Data Files***

101.INS	XBRL Instance Document	This filing.

101.SCH	XBRL Taxonomy Extension Schema	This filing.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase	This filing.

101.DEF	XBRL Taxonomy Extension Definition Linkbase	This filing.

101.LAB	XBRL Taxonomy Extension Label Linkbase	This filing.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase	This filing.

*	All exhibits are numbered with the number preceding the decimal indicating the applicable SEC reference number in Item 601 and the number following the decimal indicating the sequence of the particular document. Omitted numbers in the sequence refer to documents previously filed as an exhibit.
**	Identifies each management contract or compensatory plan or arrangement required to be filed as an exhibit, as required by Item 15(a)(3) of Form 10-K.
***	Users of this data are advised that, pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of this annual report for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Exchange Act and otherwise are not subject to liability.

Item 16. Form 10-K Summary

Not included.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Investview Inc.

Dated: May 16, 2022	By:	/s/ Victor M. Oviedo
Victor M. Oviedo
Chief Executive Officer
(Principal Executive Officer)

Dated: May 16, 2022	By:	/s/ Ralph R. Valvano
Ralph R. Valvano
Chief Financial Officer
(Principal Financial Officer and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Victor M. Oviedo	Chief Executive Officer and Director	May 16, 2022
Victor M. Oviedo	(Principal Executive Officer)

/s/ Ralph R. Valvano	Chief Financial Officer	May 16, 2022
Ralph R. Valvano	(Principal Financial and Accounting Officer)

/s/ James R. Bell	President, Acting Chief Operating Officer	May 16, 2022
James R. Bell	and Director

/s/ David B. Rothrock	Chairman	May 16, 2022
David B. Rothrock

DECEMBER 31, 2021 AND MARCH 31, 2021

FORMING A PART OF ANNUAL REPORT

PURSUANT TO THE SECURITIES EXCHANGE ACT OF 1934

INVESTVIEW, INC.

Index to Consolidated Financial Statements

Page

Report of Independent Registered Public Accounting Firm (PCAOB ID: 2738)	F-2

Consolidated Balance Sheets as of December 31, 2021 and March 31, 2021	F-3

Consolidated Statements of Operations and Other Comprehensive Income (Loss) for the nine months ended December 31, 2021 and the year ended March 31, 2021	F-4

Consolidated Statements of Stockholders’ Equity (Deficit) for the nine months ended December 31, 2021 and the year ended March 31, 2021	F-5

Consolidated Statements of Cash Flows for the nine months ended December 31, 2021 and the year ended March 31, 2021	F-6

Notes to Consolidated Financial Statements	F-7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Investview, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Investview, Inc. (the Company) as of December 31, 2021 and March 31, 2021, and the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity (deficit), and cash flows for each of the nine-month period ended December 31, 2021 and the year ended March 31, 2021, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and March 31, 2021, and the results of its operations and its cash flows for the nine-month period ended December 31, 2021 and the year ended March 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

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

Acquisition and Non-Controlling Interest in Subsidiary

As discussed in Note 12 the Company acquired certain assets from a related party.

Auditing managements estimate of the discounted consideration provided and fair value of the assets acquired required significant judgment.

We reviewed and tested the third-party valuations for both the consideration provided and assets acquired and corroborated managements assertions related to this acquisition.

/s/ M&K CPAS, PLLC

We have served as the Company’s auditor since 2021.

Houston, TX

May 16, 2022

PCAOB ID 2738

INVESTVIEW, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,	March 31,
	2021	2021

ASSETS
Current assets:
Cash and cash equivalents	$30,995,283	$5,389,654
Restricted cash, current	819,338	498,020
Prepaid assets	164,254	87,573
Receivables	1,920,069	1,672,310
Other current assets	2,018,324	4,679,256
Total current assets	35,917,268	12,326,813

Fixed assets, net	6,682,877	5,860,790

Other assets:
Restricted cash, long term	802,285	774,153
Other restricted assets, long term	122,769	95,222
Operating lease right-of-use asset	264,846	54,125
Intangible asset	7,240,000	-
Deposits	473,598	441,528
Total other assets	8,903,498	1,365,028

Total assets	$51,503,643	$19,552,631

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued liabilities	$3,904,681	$2,719,028
Payroll liabilities	176,604	106,925
Income tax payable	807,827	-
Customer advance	75,702	2,067,313
Deferred revenue	3,288,443	1,561,188
Derivative liability	69,371	307,067
Dividend liability	219,705	134,945
Operating lease liability, current	255,894	48,000
Related party payables, net of discounts, current	1,832,642	233,258
Debt, net of discounts, current	2,947,013	3,143,513
Total current liabilities	13,577,882	10,321,237

Operating lease liability, long term	43,460	11,460
Related party payables, net of discounts, long term	486,814	233,296
Debt, net of discounts, long term	8,455,646	12,684,421
Total long term liabilities	8,985,920	12,929,177

Total liabilities	22,563,802	23,250,414

Commitments and contingencies	-	-

Stockholders’ equity (deficit):
Preferred stock, par value: $0.001; 50,000,000 shares authorized, 252,192 and 153,317 issued and outstanding as of December 31, 2021 and March 31, 2021, respectively	252	153
Common stock, par value $0.001; 10,000,000,000 shares authorized; 2,904,210,762 and 2,982,481,329 shares issued and outstanding as of December 31, 2021 and March 31, 2021, respectively	2,904,211	2,982,481
Additional paid in capital	101,883,573	39,376,911
Accumulated other comprehensive income (loss)	(23,000)	(19,057)
Accumulated deficit	(75,825,195)	(46,038,271)
Total stockholders’ equity (deficit)	28,939,841	(3,697,783)

Total liabilities and stockholders’ equity (deficit)	$51,503,643	$19,552,631

The accompanying notes are an integral part of these consolidated financial statements.

INVESTVIEW, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME (LOSS)

	Nine Months Ended	Year Ended
	December 31, 2021	March 31, 2021

Revenue:
Subscription revenue, net of refunds, incentives, credits, and chargebacks	$40,918,453	$21,293,584
Mining revenue	23,056,457	16,201,008
Mining equipment repair revenue	7,460	-
Cryptocurrency revenue	8,249,310	764,862
Fee revenue	-	12,707
Total revenue, net	72,231,680	38,272,161

Operating costs and expenses:
Cost of sales and service	6,107,358	7,591,019
Commissions	29,127,854	14,450,425
Selling and marketing	76,662	891,198
Salary and related	3,946,151	4,366,478
Professional fees	1,574,292	3,156,129
Impairment expense	140,233	601,083
Bad debt expense	719,342	-
Loss (gain) on disposal of assets	(12,927)	-
General and administrative	58,927,950	6,591,013
Total operating costs and expenses	100,606,915	37,647,345

Net income (loss) from operations	(28,375,235)	624,816

Other income (expense):
Gain (loss) on debt extinguishment	571,466	5,476,549
Gain (loss) on fair value of derivative liability	352,931	106,562
Realized gain (loss) on cryptocurrency	1,291,082	954,667
Interest expense	(16,660)	(5,555,904)
Interest expense, related parties	(2,279,397)	(1,091,313)
Other income (expense)	91,220	50,416
Total other income (expense)	10,642	(59,023)

Income (loss) before income taxes	(28,364,593)	565,793
Income tax expense	(807,827)	-

Net income (loss)	(29,172,420)	565,793

Dividends on Preferred Stock	(614,504)	(221,890)

Net income (loss) applicable to common shareholders	$(29,786,924)	$343,903

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	$(3,943)	$1,001
Total other comprehensive income (loss)	(3,943)	1,001
Comprehensive income (loss) applicable to common shareholders	$(29,176,363)	$566,794

Basic income (loss) per common share	$(0.01)	$0.00
Diluted income (loss) per common share	$(0.01)	$0.00

Basic weighted average number of common shares outstanding	2,986,026,570	3,138,350,394
Diluted weighted average number of common shares outstanding	2,986,026,570	3,138,350,394

The accompanying notes are an integral part of these consolidated financial statements.

INVESTVIEW, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

						Accumulated
					Additional	Other
	Preferred Stock		Common Stock		Paid in	Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Total
Balance, March 31, 2020	-	$-	3,214,490,408	$3,214,490	$28,929,516	$(20,058)	$(46,382,174)	$(14,258,226)
Preferred stock issued for cash	78,413	79	-	-	1,960,246	-	-	1,960,325
Preferred stock issued for debt	49,418	49	-	-	1,235,401	-	-	1,235,450
Preferred stock issued for related party debt	2,000	2	-	-	49,998	-	-	50,000
Preferred stock issued for cryptocurrency	23,486	23	-	-	587,126	-	-	587,149
Common stock issued for services and compensation	-	-	278,000,000	278,000	3,308,813	-	-	3,586,813
Common stock issued for debt	-	-	51,000,000	51,000	1,014,900	-	-	1,065,900
Common stock repurchases	-	-	(9,079)	(9)	(263)	-	-	(272)
Common stock repurchased from related parties	-	-	(106,000,000)	(106,000)	(14,000)	-	-	(120,000)
Common stock cancelled	-	-	(455,000,000)	(455,000)	(2,925,000)	-	-	(3,380,000)
Offering costs	-	-	-	-	(22,388)	-	-	(22,388)
Derivative liability recorded for warrants issued with preferred stock	-	-	-	-	(89,075)	-	-	(89,075)
Beneficial conversion feature	-	-	-	-	4,850,000	-	-	4,850,000
Forgiveness of accrued payroll	-	-	-	-	373,832	-	-	373,832
Contributed capital	-	-	-	-	117,805	-	-	117,805
Dividends	-	-	-	-	-	-	(221,890)	(221,890)
Foreign currency translation adjustment	-	-	-	-	-	1,001	-	1,001
Net income (loss)	-	-	-	-	-	-	565,793	565,793
Balance, March 31, 2021	153,317	153	2,982,481,329	2,982,481	39,376,911	(19,057)	(46,038,271)	(3,697,783)
Preferred stock issued for cash	97,669	98	-	-	2,441,627	-	-	2,441,725
Preferred stock issued for cryptocurrency	1,206	1	-	-	30,149	-	-	30,150
Common stock issued for services and compensation	-	-	11,500,000	11,500	1,643,624	-	-	1,655,124
Common stock repurchased	-	-	(16,854,578)	(16,854)	(657,329)	-	-	(674,183)
Common stock repurchased from related parties	-	-	(12,998,630)	(12,999)	(506,946)	-	-	(519,945)
Common stock cancelled	-	-	(59,999,999)	(60,000)	60,000	-	-	-
Common stock issued for warrant exercise	-	-	82,640	83	8,181	-	-	8,264
Derivative liability recorded for warrants issued with preferred stock	-	-	-	-	(127,520)	-	-	(127,520)
Derivative liability extinguished for warrants exercised	-	-	-	-	12,285	-	-	12,285
Contributed capital	-	-	-	-	743,151	-	-	743,151
Class B Redeemable Units of subsidiary issued to a related party for asset acquisition	-	-	-	-	58,859,440	-	-	58,859,440
Dividends	-	-	-	-	-	-	(614,504)	(614,504)
Foreign currency translation adjustment	-	-	-	-	-	(3,943)	-	(3,943)
Net income (loss)	-	-	-	-	-	-	(29,172,420)	(29,172,420)
Balance, December 31, 2021	252,192	$252	2,904,210,762	$2,904,211	$101,883,573	$(23,000)	$(75,825,195)	$28,939,841

The accompanying notes are an integral part of these consolidated financial statements.

INVESTVIEW INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended	Year Ended
	December 31, 2021	March 31, 2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(29,172,420)	$565,793
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	2,271,224	2,256,643
Amortization of debt discount	1,545,529	912,970
Amortization of intangible assets	-	158,444
Stock issued for services and compensation	1,655,124	3,586,813
Offering costs	-	112
Lease cost, net of repayment	1,734	(1,998)
(Gain) loss on asset acquisition	27,439	-
(Gain) loss on debt extinguishment	(571,466)	(5,476,549)
(Gain) loss on disposal of assets	(12,927)	-
(Gain) loss on Class B Redeemable Units of subsidiary issued to a related party for asset acquisition	51,619,440
Loss on fair value of derivative liability	(352,931)	(106,562)
Realized (gain) loss on cryptocurrency	(1,291,082)	(954,667)
Bad debt expense	719,342	-
Impairment expense	140,233	601,083
Changes in operating assets and liabilities:
Receivables	(967,101)	(761,664)
Prepaid assets	(76,681)	(410,629)
Short-term advances	-	145,000
Short-term advances from related parties	-	500
Other current assets	(460,190)	(4,413,087)
Deposits	(32,070)	(430,355)
Accounts payable and accrued liabilities	1,314,147	(416,608)
Income tax payable	807,827	-
Customer advance	(1,991,611)	2,149,158
Deferred revenue	1,727,255	948,688
Other liabilities	-	7,596,668
Accrued interest	16,660	135,560
Accrued interest, related parties	733,868	801,971
Net cash provided by (used in) operating activities	27,651,343	6,887,284

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash received from the disposal of fixed assets	15,826	-
Cash paid for fixed assets	(2,016,654)	(2,933,899)
Net cash provided by (used in) investing activities	(2,000,828)	(2,933,899)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from related parties	1,300,000	5,893,135
Repayments for related party payables	(952,344)	(3,764,213)
Proceeds from debt	-	1,405,300
Repayments for debt	(892,583)	(2,876,055)
Payments for shares repurchased	(674,183)	(272)
Payments for shares repurchased from related parties	(519,945)	-
Dividends paid	(402,427)	(25,456)
Proceeds from the sale of preferred stock	2,441,725	1,960,325
Proceeds from the exercise of warrants	8,264	-
Payments for financing costs	-	(22,500)
Net cash provided by (used in) financing activities	308,507	2,570,264

Effect of exchange rate translation on cash	(3,943)	1,001

Net increase (decrease) in cash, cash equivalents, and restricted cash	25,955,079	6,524,650
Cash, cash equivalents, and restricted cash - beginning of period	6,661,827	137,177
Cash, cash equivalents, and restricted cash - end of period	$32,616,906	$6,661,827

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$600,344	$750,447
Income taxes	$-	$149,573
Non-cash investing and financing activities:
Prepaid assets reclassified to fixed assets	$-	$2,252,568
Fixed asset acquired with cryptocurrency	$1,219,789	$-
Beneficial conversion feature	$-	$4,850,000
Common stock cancelled	$60,000	$2,908,945
Derivative liability recorded for warrants issued	$127,520	$89,075
Derivative liability extinguished with warrant exercise	$12,285	$-
Recognition of lease liability and ROU asset at lease commencement	$196,608	$-
Common shares repurchased for related party debt	$-	$120,000
Common shares issued for debt	$-	$1,065,900
Preferred shares issued for debt	$-	$1,235,450
Preferred shares issued for related party debt	$-	$50,000
Preferred shares issued in exchange for cryptocurrency	$30,150	$587,149
Dividends declared	$614,504	$221,890
Dividends paid with cryptocurrency	$127,317	$61,489
Forgiveness of accrued payroll	$-	$373,832
APEX Lease Liability reclassed to debt and related party debt	$-	$19,505,025
Debt extinguished in exchange for cryptocurrency	$3,036,701	$1,038,798
Related party debt extinguished in exchange for cryptocurrency	$31,000	$204,830
Net assets acquired for noncontrolling interest in subsidiary	$125,522	$-
Contributed capital	$743,151	$-
Class B Redeemable Units of subsidiary issued to a related party for asset acquisition	$7,240,000	$-

The accompanying notes are an integral part of these consolidated financial statements.

INVESTVIEW, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021 AND MARCH 31, 2021

NOTE 1 – ORGANIZATION AND NATURE OF BUSINESS

Organization

Investview, Inc. was incorporated on January 30, 1946, under the laws of the state of Utah as the Uintah Mountain Copper Mining Company. In January 2005, we changed domicile to Nevada and changed our name to Voxpath Holding, Inc. In September of 2006, we merged with The Retirement Solution Inc. and then changed our name to TheRetirementSolution.Com, Inc. Subsequently, in October 2008 we changed our name to Global Investor Services, Inc., before changing our name to Investview, Inc., on March 27, 2012.

Effective April 1, 2017, we closed on a Contribution Agreement with the members of Wealth Generators, LLC, a limited liability company (“Wealth Generators”), pursuant to which the Wealth Generators members contributed 100% of the outstanding securities of Wealth Generators in exchange for an aggregate of 1,358,670,942 shares of our common stock. Following this transaction, Wealth Generators became our wholly owned subsidiary and the former members of Wealth Generators became our stockholders and controlled the majority of our outstanding common stock.

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

On September 20, 2021, the Board of Directors approved a change in our fiscal year from March 31 to December 31.

INVESTVIEW, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021 AND MARCH 31, 2021

Nature of Business

We operate a financial technology (FinTech) services company in several different businesses. We deliver multiple products and services through a direct selling network, also known as multi-level marketing, of independent distributors that offer our products and services through a subscription-based revenue model to our distributors, as well as by our distributors to a large base of customers that we refer to as “members”. Through this business, we provide research, education, and investment tools designed to assist the self-directed investor in successfully navigating the financial markets. These services include research and trade alerts regarding equities, options, FOREX, ETFs, binary options, and cryptocurrency sector education. In addition to trading tools and research, we also offer full education and software applications to assist the individual in debt reduction, increased savings, budgeting, and proper tax management. Each product subscription includes a core set of trading tools and research along with the personal finance management suite to provide an individual with complete access to the information necessary to cultivate and manage his or her financial situation. In addition to our education subscriptions, through a distribution arrangement we have with a third party, we have provided our members with an opportunity to purchase through such third party, a specialty form of adaptive digital currency called “ndau”. Through our direct selling model, we reward our distributors with commissions under a standard bonus plan that allows for discretionary bonuses based on performance.

We also operate a blockchain technology business that provides leading-edge research, development, and FinTech services involving the management of digital asset technologies with a focus on Bitcoin mining and the new generation of digital assets. As well, in order to, among other things, commercialize on the proprietary trading platform we recently acquired from MPower Trading Systems, LLC, take advantage of the market’s increasing acceptance and expansion of the ownership and use of digital currencies as an investable asset class, subject to applicable regulatory limitations, and to proactively respond to increasing regulatory scrutiny relative to cryptocurrency products, we have adopted a growth plan that contemplates the establishment of a suite of financial service companies that will include self-directed brokerage services, institutional trade execution services, innovative advisory services (RIA, CTA), and codeless algorithmic trading technologies, which will operate under our recently formed subsidiary, Investview Financial Group Holdings, LLC (“IFGH”). Towards that end, we have entered into an agreement to acquire the LevelX brokerage firm from an affiliate of the former Chief Executive Officer of the Company. However, the closing of that transaction is contingent upon securing FINRA approval which has not yet been obtained. If FINRA approval is not shortly forthcoming, we are likely to abandon the LevelX acquisition and search for alternative acquisitions within the brokerage industry. Further, our wholly owned subsidiary, SAFE Management, LLC (“SAFE Management”), owns a currently dormant registered investment advisor and a commodity trading advisor registered with the National Futures Association (NFA). However, we plan to relaunch its services under the IFGH umbrella in 2022 to primarily focus on commodities and FOREX.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Accounting

Our policy is to prepare our financial statements on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America. Prior to September 20, 2021 we operated the Company on a March 31, fiscal year end. Effective September 30, 2021 we changed our fiscal year to December 31.

Principles of Consolidation

The consolidated financial statements include the accounts of Investview, Inc., and our wholly owned subsidiaries: iGenius, LLC (formerly Kuvera, LLC), Kuvera France S.A.S (through its closure date in June of 2021), Apex Tek, LLC (formerly Razor Data, LLC), SAFETek, LLC (formerly WealthGen Global, LLC), S.A.F.E. Management, LLC, United Games, LLC, United League, LLC, Investment Tools & Training, LLC, iGenius Global LTD (formerly Kuvera (N.I.) LTD), Investview Financial Group Holdings, LLC, and Investview MTS, LLC. All intercompany transactions and balances have been eliminated in consolidation.

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

INVESTVIEW, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021 AND MARCH 31, 2021

Foreign Exchange

We have consolidated the accounts of Kuvera France S.A.S. into our consolidated financial statements. The operations of Kuvera France S.A.S. were conducted in France through its closure date in June of 2021 and its functional currency is the Euro. Subsequent to June 2021 we maintained a Euro bank account in France that had minimal transactions.

Prior to June 2021, the financial statements of Kuvera France S.A.S. were prepared using their functional currency and were translated into U.S. dollars (“USD”). Assets and liabilities were translated into USD at the applicable exchange rates at period-end. Stockholders’ equity was translated using historical exchange rates. Revenue and expenses were translated at the average exchange rates for the period. Any translation adjustments were included as foreign currency translation adjustments in accumulated other comprehensive income in our stockholders’ equity (deficit).

Subsequent to June 2021, we translated all transactions in our Euro bank account into USD and translated the ending bank balance into USD at the applicable exchange rate at period-end.

The following rates were used to translate the accounts of Kuvera France S.A.S. and our Euro bank account into USD at the following balance sheet dates.

	December 31, 2021	March 31, 2021
Euro to USD	1.1371	1.17260

The following rates were used to translate the accounts of Kuvera France S.A.S. and the activity from our Euro bank account into USD for the following operating periods:

	Nine Months ended December 31, 2021	Year ended March 31, 2021
Euro to USD	1.1757	1.16719

Concentration of Credit Risk

Financial instruments that potentially expose us to concentration of credit risk include cash, accounts receivable, and advances. We place our cash and temporary cash investments with credit quality institutions. At times, such investments may be in excess of the FDIC insurance limit of $250,000. As of December 31, 2021 and March 31, 2021, cash balances that exceeded FDIC limits were $19,336,350 and $5,140,796, respectively. We have not experienced significant losses relating to these concentrations in the past.

Cash Equivalents and Restricted Cash

For purposes of reporting cash flows, we consider all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. As of December 31, 2021 and March 31, 2021, we had no cash equivalents.

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the balance sheet that sum to the total of the same such amounts shown in the statement of cash flows.

	December 31, 2021	March 31, 2021
Cash and cash equivalents	$30,995,283	$5,389,654
Restricted cash, current	819,338	498,020
Restricted cash, long term	802,285	774,153
Total cash, cash equivalents, and restricted cash shown on the statement of cash flows	$32,616,906	$6,661,827

Amount included in restricted cash represent funds required to be held in an escrow account by a contractual agreement and will be used for paying dividends to our Series B Preferred Stockholders.

INVESTVIEW, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021 AND MARCH 31, 2021

Receivables

Receivables are carried at net realizable value, representing the outstanding balance less an allowance for doubtful accounts based on a review of all outstanding amounts. Management determines the allowance for doubtful accounts by regularly evaluating individual receivables and receivables are written off when deemed uncollectible. Recoveries of receivables previously written off are recorded when received. We had an allowance for doubtful accounts of $719,342 and $0 as of December 31, 2021 and March 31, 2021, respectively.

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

As of December 31, 2021 and March 31, 2021 fixed assets were made up of the following:

	Estimated
	Useful
	Life
	(years)	December 31, 2021	March 31, 2021
Furniture, fixtures, and equipment	10	$82,942	$12,792
Computer equipment	3	15,241	22,528
Leasehold improvements	Remaining Lease Term	40,528	-
Data processing equipment	3	10,638,619	8,310,739
Construction in progress	N/A	391,583	-
		11,168,913	8,346,059
Accumulated depreciation		(4,486,036)	(2,485,269)
Net book value		$6,682,877	$5,860,790

Total depreciation expense for the nine months ended December 31, 2021 and the year ended March 31, 2021, was $2,271,224 and $2,256,643, respectively, all of which was recorded in our general and administrative expenses on our statement of operations. During the nine months ended December 31, 2021 we sold assets with a total net book value of $2,899 for cash of $15,826, therefore recognized a gain on disposal of assets of $12,927.

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

INVESTVIEW, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021 AND MARCH 31, 2021

We hold cryptocurrency-denominated assets and include them in our consolidated balance sheet as other assets. The value of our cryptocurrencies as of December 31, 2021 and March 31, 2021 were $2,141,093 ($2,018,324 current and $122,769 restricted long term) and $4,774,478 ($4,679,256 current and $95,222 restricted long term), respectively. Cryptocurrencies purchased or received for payment from customers are recorded in accordance with ASC 350-30 and cryptocurrencies awarded to the Company through its mining activities ($23,056,457 for the nine months ended December 31, 20216 and $16,201,008 for the year ended March 31, 2021) are accounted for in connection with the Company’s revenue recognition policy. The use of cryptocurrencies is accounted for in accordance with the first in first out method of accounting. For the nine months ended December 31, 2021 and the year ended March 31, 2021 we recorded realized gains on our cryptocurrency transactions of $1,291,082 and $954,667, respectively.

In June of 2018 we purchased United Games, LLC and United League, LLC and recorded the transaction as a business combination. Intangible assets acquired in the business combination were recorded at fair value on the date of acquisition and were being amortized on a straight-line method over their estimated useful lives. Amortization expense for the year ended March 31, 2021 was $158,444, and the intangible assets were impaired during the year ended March 31, 2021.

On March 22, 2021, we entered into Securities Purchase Agreement to acquire the operating assets and intellectual property rights of MPower Trading Systems LLC, a company controlled and partially owned by David B. Rothrock and James R. Bell, two of our board members (see NOTE 12). As a result, we obtained Prodigio, a proprietary software-based trading platform with applications within the brokerage industry, which was valued at $7,240,000 and recorded on our balance sheet as an intangible asset. The intangible asset will have a definite life, however, as of the date of this filing the software has not yet been placed in service, therefore a useful life had not yet been determined and no amortization was recorded during the year ended December 31, 2021.

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

During the nine months ended December 31, 2021 we impaired computer equipment with a cost basis of $14,661 and we impaired data processing equipment with a cost basis of $392,500 due to disposals. We had recorded accumulated depreciation for the impaired assets of $266,928 through the date of disposal, therefore we recorded $140,233 as impairment expense during the period.

During the year ended March 31, 2021 we impaired computer equipment with a cost basis of $1,609, we impaired data processing equipment with a cost basis of $84,940, and we fully impaired our intangible assets with a cost basis of $991,000 due to disposals and the lack of recoverability. We had recorded accumulated depreciation and accumulated amortization of $476,466 for the impaired assets through the date of impairment, therefore we recorded impairment expense of $601,083 for the year ended March 31, 2021.

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

INVESTVIEW, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021 AND MARCH 31, 2021

Our financial instruments consist of cash, accounts receivable, and accounts payable. We have determined that the book value of our outstanding financial instruments as of March 31, 2020 and March 31, 2019, approximates the fair value due to their short-term nature.

Items recorded or measured at fair value on a recurring basis in the accompanying consolidated financial statements consisted of the following items as of December 31, 2021:

	Level 1	Level 2	Level 3	Total
Total Assets	$-	$-	$-	$-

Derivative liability	$-	$-	$69,371	$69,371
Total Liabilities	$-	$-	$69,371	$69,371

Items recorded or measured at fair value on a recurring basis in the accompanying consolidated financial statements consisted of the following items as of March 31, 2021:

	Level 1	Level 2	Level 3	Total
Total Assets	$-	$-	$-	$-

Derivative liability	$-	$-	$307,067	$307,067
Total Liabilities	$-	$-	$307,067	$307,067

Sale and Leaseback

Through our wholly owned subsidiary, APEXTek, LLC, we sold high powered data processing equipment (“APEX”) to our customers and they leased the equipment back to SAFETek, LLC, another of our wholly owned subsidiaries, on terms sufficient for the customers to recover their investment and an agreed upon return on their investment. Included in the now discontinued Apex sale and leaseback program was a total protection plus (“TPP”) program administered and managed by a third-party provider, an affiliate of a global insurance brokerage firm. According to marketing and legal documents provided by the third-party provider, the TPP program would function as a supplemental financial guaranty by providing the Apex program customers with protection for the purchase price of such equipment, which could be redeemed by the customer by exercising an option for a cash payout to be paid by the third-party provider after a certain period of time, either 5 or 10 years.

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

On June 30, 2020, we temporarily discontinued the APEX program to assess the delays, audit the transaction and determine our ability to meet the lease commitments. The assessment took place in July and August and indicated we would not be able to meet the APEX lease obligations and would be in default to the lease holders. In September 2020, our board of directors voted to approve a buyback program wherein all APEX purchasers were offered a 48-month promissory note to provide for an agreed-upon return of their purchase price in exchange for cancellation of the lease and our purchase of all rights and obligations under the lease. As a result of the buyback program, we were able to enter into notes with third parties totaling $19,089,500 (see NOTE 6) and notes with related parties of $237,720 (see NOTE 5) in exchange for $474,155 worth of customer advances on the APEX leases and $22,889,331 of the net APEX lease liability (see table below). The exchange resulted in a gain on settlement of debt of $117,805 with related parties, recorded as contributed capital (see NOTE 9) and a gain on settlement of debt of $3,858,462 with third parties, recorded on our income statement for the year ended March 31, 2021.

INVESTVIEW, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021 AND MARCH 31, 2021

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

Revenue Recognition

Subscription Revenue

Most of our revenue is generated by subscription sales and payment is received at the time of purchase. We recognize subscription revenue in accordance with ASC 606-10 where revenue is measured based on a consideration specified in a contract with a customer and recognized when we satisfy the performance obligation specified in each contract. Our performance obligation is to provide services over a fixed subscription period; therefore, we recognize revenue ratably over the subscription period and deferred revenue is recorded for the portion of the subscription period subsequent to each reporting date. Additionally, we offer a designated trial period to first time subscription customers, during which a full refund can be requested if a customer does not wish to continue with the subscription. Revenues are deferred during the trial period as collection is not probable until that time has passed. Revenues are presented net of refunds, sales incentives, credits, and known and estimated credit card chargebacks. As of December 31, 2021 and March 31, 2021 our deferred revenues were $3,288,443 and $1,561,188, respectively.

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

We recognize cryptocurrency revenue in accordance with ASC 606-10 where revenue is measured based on a consideration specified in a contract with a customer and recognized when we satisfy the performance obligation specified in each contract. Our performance obligation is to arrange for the third-parties to provide coin and protection (if applicable) to our customers and payment is received from our customers at the time of order placement. All customers are given two weeks to request a refund, therefore we record a customer advance on our balance sheet upon receipt of payment. After the two weeks have passed from order placement, we request our third-party suppliers to deliver coin and protection (if applicable), at which time we recognize revenue and the amounts due to our suppliers on our books. As of December 31, 2021 and March 31, 2021 our customer advances related to cryptocurrency revenue were $75,702 and $2,067,313, respectively.

INVESTVIEW, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021 AND MARCH 31, 2021

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

Revenue generated for the nine months ended December 31, 2021, was as follows:

	Subscription Revenue	Cryptocurrency Revenue	Mining Revenue	Mining Equipment Repair Revenue	Total
Gross billings/receipts	$43,658,422	$20,199,388	$23,056,457	$7,460	$86,921,727
Refunds, incentives, credits, and chargebacks	(2,739,969)	-	-	-	(2,739,969)
Amounts paid to supplier	-	(11,950,078)	-	-	(11,950,078)
Net revenue	$40,918,453	$8,249,310	$23,056,457	$7,460	$72,231,680

Foreign revenues for the nine months ended December 31, 2021 were approximately $41.3 million while domestic revenue for the nine months ended December 31, 2021 was approximately $30.9 million.

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

Advertising, Selling, and Marketing Costs

We expense advertising, selling, and marketing costs as incurred. Advertising, selling, and marketing costs include costs of promoting our product worldwide, including promotional events. Advertising, selling, and marketing expenses for the 9 months ended December 31, 2021 and the year ended March 31, 2021, totaled $46,662 and $891,198, respectively.

Cost of Sales and Service

Included in our costs of sales and services is amounts paid to our trading and market experts that provide financial education content and tools to our subscription customers and hosting fees that we pay to vendors to set up our mining equipment at third-party sites in order to generate mining revenue. Costs of sales and services for the 9 months ended December 31, 2021 and the year ended March 31, 2021, totaled $6,107,358 and $7,591,019, respectively.

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

DECEMBER 31, 2021 AND MARCH 31, 2021

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

As of December 31, 2021 basic and diluted income per share were the same, as all securities had an antidilutive effect, therefore 851,048,640 securities were excluded from the dilutive income per common share calculation (463,210 for warrants, 604,069,975 for convertible notes, and 246,545,455 for Class B Redeemable Units of subsidiary).

As of March 31, 2021 basic and diluted income per share were the same, as all securities had an antidilutive effect, therefore 549,705,748 securities were excluded from the dilutive income per common share calculation (766,585 for warrants and 548,939,163 for convertible notes).

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

INVESTVIEW, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021 AND MARCH 31, 2021

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

During the nine months ended December 31, 2021 we raised $1,300,000 in cash proceeds from related parties and $2,441,725 in cash proceeds from the sale of preferred stock. Additionally, we reported $27,651,343 in cash provided by operating activities. During the nine months ended December 31, 2021 we reported a net loss of $29,172,420, however, this was a result of a one-time non-cash charge of $51,619,440 arising from the issuance of Class B Redeemable Units in one of our subsidiaries (see NOTE 12). This non-cash charge had no impact on our cash flow or our liquidity and capital resources and related purely to the value imbalance determined for accounting purposes between the appraised value of the Class B Redeemable Units versus the appraised value of the assets acquired. Excluding the non-cash charge, we recorded $23,244,205 of income from operations and net income of $22,447,020. As of December 31, 2021 we have cash and cash equivalents of $30,995,283 and a working capital balance of $23,147,213. As of December 31, 2021 our unrestricted cryptocurrency balance was reported at a cost basis of $2,018,324. Management does not believe there are any liquidity issues as of December 31, 2021.

NOTE 5 – RELATED PARTY TRANSACTIONS

Our related party payables consisted of the following:

	December 31, 2021	March 31, 2021
Convertible Promissory Note entered into on 4/27/20, net of debt discount of $1,082,147 as of December 31, 2021 [1]	$239,521	$120,318
Convertible Promissory Note entered into on 5/27/20, net of debt discount of $587,521 as of December 31, 2021 [2]	124,149	59,525
Convertible Promissory Note entered into on 11/9/20, net of debt discount of $1,143,519 as of December 31, 2021 [3]	198,187	53,414
Accounts payable – related party [4]	-	60,000
Notes for APEX lease buyback [5]	-	43,000
Promissory note entered into on 12/15/20, net of debt discount of $259,678 as of December 31, 2021 [6]	80,322	125,838
Convertible Promissory Note entered into on 3/30/21, net of debt discount of $1,131,417 as of December 31, 2021 [7]	476,670	4,459
Working Capital Promissory Note entered into on 3/22/21 [8]	1,200,607	-
Total related-party debt	2,319,456	466,554
Less: Current portion	(1,832,642)	(233,258)
Related-party debt, long term	$486,814	$233,296

[1]	On April 27, 2020 we received proceeds of $1,300,000 from DBR Capital, LLC, an entity controlled by a member of our Board of Directors, and entered into a convertible promissory note. The note is secured by shares held by officers and majority shareholders of the Company. The note bears interest at 20% per annum, payable monthly, and the principal is due and payable on April 27, 2030. Per the original terms of the agreement the note was convertible into common stock at a conversion price of $0.01257 per share, which was amended on November 9, 2020 to reduce the conversion price to $0.007 per share. At inception we recorded a beneficial conversion feature and debt discount of $1,300,000 (see NOTE 9). During the year ended March 31, 2021 we recognized $120,318 of the debt discount into interest expense as well as expensed an additional $241,225 of interest expense on the note, all of which was repaid during the period. During the nine months ended December 31, 2021 we recognized $97,536 of the debt discount into interest expense as well as expensed an additional $195,012 of interest expense on the note, of which $173,344 was repaid during the period, leaving $21,668 of accrued interest in the balance shown here.

INVESTVIEW, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021 AND MARCH 31, 2021

[2]	On May 27, 2020 we received proceeds of $700,000 from DBR Capital, LLC, an entity controlled by a member of our Board of Directors, and entered into a convertible promissory note. The note is secured by shares held by officers and majority shareholders of the Company. The note bears interest at 20% per annum, payable monthly, and the principal is due and payable on April 27, 2030. Per the original terms of the agreement the note was convertible into common stock at a conversion price of $0.01257 per share, which was amended on November 9, 2020 to reduce the conversion price to $0.007 per share. At inception we recorded a beneficial conversion feature and debt discount of $700,000 (see NOTE 9). During the year ended March 31, 2021 we recognized $59,525 of the debt discount into interest expense as well as expensed an additional $118,616 of interest expense on the note, all of which was repaid during the period. During the nine months ended December 31, 2021 we recognized $52,954 of the debt discount into interest expense as well as expensed an additional $105,003 of interest expense on the note, of which $93,333 was repaid during the period, leaving $11,669 of accrued interest in the balance shown here.

[3]	On November 9, 2020 we received proceeds of $1,300,000 from DBR Capital, LLC, an entity controlled by a member of our Board of Directors, and entered into a convertible promissory note. The note is secured by shares held by officers and majority shareholders of the Company. The note bears interest at 25% interest rate per annum and carries a facility fee of 13.5% per annum, payable monthly beginning February 1, 2021, and the principal is due and payable on April 27, 2030. Per the terms of the agreement the note is convertible into common stock at a conversion price of $0.007 per share. At inception we recorded a beneficial conversion feature and debt discount of $1,300,000 (see NOTE 9). During the year ended March 31, 2021 we recognized $53,414 of the debt discount into interest expense as well as expensed an additional $198,601 of interest expense on the note, all of which was repaid during the period. During the nine months ended December 31, 2021 we recognized $103,067 of the debt discount into interest expense as well as expensed an additional $375,372 of interest expense on the note, of which $333,667 was repaid during the period, leaving $41,706 of accrued interest in the balance shown here.

[4]	During the year ended March 31, 2021 we repurchased 106,000,000 shares of our common stock from CR Capital Holdings, LLC, a shareholder that, at the time, owned over 10% of our outstanding stock, for $120,000 (see NOTE 9). We agreed to pay $10,000 per month for the repurchase, therefore during the year ended March 31, 2021 we repaid $60,000 of the debt and during the nine months ended December 31, 2021 we repaid $60,000 to pay the debt in full.

[5]	During the year ended March 31, 2020 we sold 83 APEX units to related parties for proceeds of $182,720, $100,000 of which was offset against short term advances that has been provided to us. Under the same terms of all other APEX unit sales, the 83 units were to pay out $500 per month for 60 months, resulting in a total amount to be repaid of $2,490,000. During the year ended March 31, 2020 we made 238 lease payments to these related parties, or $119,000, reducing the total amount to be repaid to $2,371,000 as of March 31, 2020. During the year ended March 31, 2021 we made $126,100 worth of lease payments to related parties. In September of 2020 we initiated the APEX buyback program and agreed to pay our related parties $237,720 in exchange for all rights and obligations under the APEX lease (see NOTE 2). At the time of the buyback the liability owed to related parties was $355,525, which was equal to a total liability of $2,244,900 offset by a contra-liability of $1,889,375, thus we recorded a gain on the extinguishment of debt of $117,805 as contributed capital (see NOTE 9). After the buyback, during the year ended March 31, 2021 we repaid our related parties $112,720 in cash and extinguished $82,000 of the amount owed with the issuance of BTC. During the nine months ended December 31, 2021 we repaid our related parties $12,000 in cash and extinguished $31,000 of the amount owed with the issuance of BTC to pay the debt in full.

[6]	On December 15, 2020 we received proceeds of $154,000 from Wealth Engineering, an entity controlled by members of our management team and Board of Directors, and entered into a promissory note for $600,000. The term of the note requires monthly repayments of $20,000 per month for 30 months. At inception we recorded a debt discount of $446,000 representing the difference between the cash received and the total amount to be repaid. During the year ended March 31, 2021 we recognized $51,838 of the debt discount into interest expense and made four monthly repayments totaling $80,000. During the nine months ended December 31, 2021 we recognized $134,485 of the debt discount into interest expense and made nine monthly repayments totaling $180,000. Subsequent to December 31, 2021 we repaid this note in full (see NOTE 13).

INVESTVIEW, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021 AND MARCH 31, 2021

[7]	Effective March 30, 2021 we restructured a $1,000,000 promissory note with $200,000 of accrued interest, along with a $350,000 short-term advance, with Joseph Cammarata, our then Chief Executive Officer. The new note (the “Cammarata Note”) had a principal balance of $1,550,000, was given a 5% interest rate, and was convertible at $0.02 per share. As a result of the fixed conversion price we recorded a beneficial conversion feature and debt discount of $1,550,000 (see NOTE 9), which was equal to the face value of the note. During the year ended March 31, 2021 we recognized $4,247 of the debt discount into interest expense as well as expensed $212 of interest expense on the new debt. Effective September 21, 2021 we entered into an amendment to the Cammarata note to extend the due date to September 30, 2022, allow for partial conversions, and change the conversion price to $0.008 per share. As the terms of the note changed substantially, we accounted for the amendment as an extinguishment and new note. Through September 21, 2021 we recognized $738,904 of the initial debt discount into interest expense, removed $806,849 of the remaining debt discount from the books, recorded a beneficial conversion feature due to the fixed conversion price and a debt discount of $1,550,000, which was equal to the face value of the amended note, and recorded a net $743,151 into additional paid in capital as a gain due to the extinguishment transaction being between related parties and thus a capital transaction (see NOTE 9). From September 21, 2021, the date of the amendment and through December 31, 2021 we recognized $418,583 of the $1,550,000 debt discount into interest expense. Also, during the nine months ended December 31, 2021 we expensed $57,874 of interest expense on the debt, resulting in an accrued interest balance of $58,086 as of December 31, 2021. During February 2022, we provided 30 days’ notice of our intent to retire and repay the Cammarata Note in cash. Having not timely received a properly executed conversion notice within the proscribed period, and citing certain other damages incurred by us arising from Mr. Cammarata’s legal proceedings, on or about March 31, 2022, we tendered to Mr. Cammarata cash payment in full for the Cammarata Note. As of the date of this Report, Mr. Cammarata has not yet accepted our tender of the cash payment, and instead has asserted his entitlement to exercise his right to convert the Cammarata Note into our common shares (see NOTE 13).

[8]	On March 22, 2021, we entered into Securities Purchase Agreements to purchase 100% of the operating assets of SSA Technologies LLC, an entity that owns and operates a FINRA-registered broker-dealer. SSA is controlled and partially owned by Joseph Cammarata, our former Chief Executive Officer. Commencing upon execution of the agreements and through the closing of the transactions, we agreed to provide certain transition service arrangements to SSA. In connection with the transactions, we entered into a Working Capital Promissory Note with SSA under which SSA was to have advanced to us up to $1,500,000 before the end of 2021; however, SSA has only provided advances of $1,200,000 to date. The note bears interest at the rate of 0.11% per annum therefore we recognized $607 worth of interest expense on the loan during the nine months ended December 31, 2021. The note was due and payable by January 31, 2022; however, has not yet been repaid as we consider our legal options in light of SSA’s failure to complete its funding obligations. The note was to have been secured by the pledge of 12,000,000 shares of our common stock; however, it remains unsecured as the pledge of shares was not implemented at the closing of the loan.

In addition to the above related party debt transactions that were outstanding as of December 31, 2021 and March 31, 2021, during the nine months ended December 31, 2021 we obtained a short-term advance of $100,000 from Wealth Engineering, an entity controlled by Mario Romano and Annette Raynor, former members of our management team and Board of Directors, and repaid the amount in full.

In addition to the above-mentioned related-party lending arrangements, during the year ended March 31, 2021 we sold cryptocurrency packages to related parties for gross proceeds of $300,000, of which $100,000 was purchased by family members of Mario Romano, our former Director of Finance and former director, $100,000 was purchased by The Financial University, LLC (“TFU”), an entity owned by the children of Mario Romano, our former Director of Finance and former director, and Annette Raynor, our former Chief Operations Officer and former director, and $100,000 was purchased by Gravitas Holdings, LLC (“Gravitas”), an entity owned by the spouse of Annette Raynor. Also during the year ended March 31, 2021, we paid related parties $916,125 worth of commissions on the sales of our products. Of the $916,125 in commissions, $402,900 was paid to TFU, $259,728 was paid to Fidelis Funds, an entity owned by the spouse of Annette Raynor, $196,796 was paid to Kays Creek, an entity owned by Ryan Smith and Chad Miller, our former founders, officers, and directors, $12,500 was paid to Ryan Smith, and $44,200 was paid to the children of Mario Romano and Annette Raynor.

In addition to the above-mentioned related-party lending arrangements, during the nine months ended December 31, 2021 we sold cryptocurrency packages to related parties for gross proceeds of $1,000 to Gravitas and we paid related parties $2,289,969 worth of commissions on the sales of our products. Of the $2,289,969 in commissions, $1,750,860 was paid to TFU, $200,947 was paid to Fidelis Funds, $311,163 was paid to Marketing Mavens, LLC, an entity owned by the spouse of Annette Raynor, and $27,000 was paid to the children of Mario Romano and Annette Raynor. Also during the nine months ended December 31, 2021, we paid consulting fees to Wealth Engineering, LLC, an entity owned by Mario Romano and Annette Raynor, of $245,450, and made dividend payments to the children of Mario Romano of $4,323. We also paid expenses of MPower and SSA in the amounts of $251,405 and $197,523, respectively, under the terms of the Security Purchase Agreements entered into on March 22, 2021 and we closed on the acquisition of MPower’s net assets on September 3, 2021 (see NOTE 12). We also recorded 59,999,999 shares as forfeited (see NOTE 9) as a result of 1) our Chief Accounting Officer returning 6,666,666 shares to the Company prior to their vesting date and 2) Joseph Cammarata, Mario Romano, and Annette Raynor, three former members of our management team and Board of Directors, that resigned from their positions with the Company; thus losing their rights to 53,333,333 shares that were to have vested upon the annual anniversaries of their award grant date, had they still been directors at such a date. As a result of the forfeitures, we reversed previously recognized compensation cost of $163,982 during the nine months ended December 31, 2021. Also during the nine months ended December 31, 2021, 12,998,630 shares were surrendered by members of our then Board of Directors in exchange for our agreement to cover $519,945 in tax withholdings (see NOTE 9).

INVESTVIEW, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021 AND MARCH 31, 2021

NOTE 6 – DEBT

Our debt consisted of the following:

	December 31, 2021	March 31, 2021
Short-term advance received on 8/31/18 [1]	$-	$5,000
Note issued under the Paycheck Protection Program on 4/17/20 [2]	-	510,118
Loan with the U.S. Small Business Administration dated 4/19/20 [3]	531,798	517,671
Long term notes for APEX lease buyback [4]	10,870,861	14,795,145
Total debt	11,402,659	15,827,934
Less: Current portion	2,947,013	3,143,513
Debt, long term portion	$8,455,646	$12,684,421

[1]	In August 2018, we received a $75,000 short-term advance. The advance was due on demand, had no interest rate, and was unsecured. During the nine months ended December 31, 2021 we made repayments of $5,000 to repay the debt in full.

[2]	In April 2020 we received $505,300 in proceeds from the Paycheck Protection Program as established by the CARES Act as a result of a Note entered into with the U.S. Small Business Administration (“SBA”). The note had an interest rate of 1% and was to mature on April 1, 2022. Under the Note we were required to make monthly payments beginning November 1, 2020, however, the SBA extended the deferral period to 10 months and prior to the payments coming due we applied for loan forgiveness with the SBA, which was approved in November 2021. Accordingly, during the nine months ended December 31, 2021 we recognized a gain on debt extinguishment of $505,300 for principal and $7,351 for accrued interest.

[3]	In April 2020 we received proceeds of $500,000 from a loan entered into with the U.S. Small Business Administration. Under the terms of the loan interest is to accrue at a rate of 3.75% per annum and installment payments of $2,437 monthly will begin twelve months from the date of the loan, with all interest and principal due and payable thirty years from the date of the loan. During the nine months ended December 31, 2021 we recorded $14,127 worth of interest on the loan.

[4]	During the year ended March 31, 2021 we entered into notes with third parties for $19,089,500 in exchange for the cancellation of APEX leases previously entered into, which resulted in our purchase of all rights and obligations under the leases (see NOTE 2). We agreed to settle a portion of the debt during the year ended March 31, 2021, at a discount to the original note terms offered, by making lump sum payments, issuing 48,000,000 shares of our common stock (see NOTE 9), issuing 49,418 shares of our preferred stock (see NOTE 9), and issuing cryptocurrency. The remaining notes are all due December 31, 2024 and have a fixed monthly payment that is equal to 75% of the face value of the note, divided by 48 months. The monthly payments began the last day of January 2021 and continue until December 31, 2024 when the last monthly payment will be made, along with a balloon payment equal to 25% of the face value of the note, to extinguish the debt. During the nine months ended December 31, 2021 we repaid a portion of the debt with cash payments of $892,583 and issuances of cryptocurrency valued at $3,036,701.

NOTE 7 – DERIVATIVE LIABILITY

During the nine months ended December 31, 2021 and the year ended March 31, 2021, we had the following activity in our derivative liability account:

	Debt	Warrants	Total
Derivative liability at March 31, 2020	$793,495	$-	$793,495
Derivative liability recorded on new instruments (see NOTE 9)	-	89,075	89,075
Derivative liability extinguished with notes settled	(468,941)	-	(468,941)
Change in fair value	(324,554)	217,992	(106,562)
Derivative liability at March 31, 2021	-	307,067	307,067
Derivative liability recorded on new instruments (see NOTE 9)	-	127,520	127,520
Derivative extinguished with warrant exercise (see NOTE 9)	-	(12,285)	(12,285)
Change in fair value	-	(352,931)	(352,931)
Derivative liability at December 31, 2021	$-	$69,371	$69,371

INVESTVIEW, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021 AND MARCH 31, 2021

We use the binomial option pricing model to estimate fair value for those instruments convertible into common stock, at inception, at conversion or settlement date, and at each reporting date. During the nine months ended December 31, 2021 and the year ended March 31, 2021, the assumptions used in our binomial option pricing model were in the following range:

	Nine Months Ended December 31, 2021		Year Ended March 31, 2021
	Debt	Warrants	Debt	Warrants
Risk free interest rate	N/A	0.79% - 1.26%	0.11% - 0.17%	0.21% - 0.92%
Expected life in years	N/A	3.58 – 5.00	0.80 - 1.11	4.34 – 5.00
Expected volatility	N/A	201% - 260%	128% - 239%	232% - 306%

NOTE 8 – OPERATING LEASE

In August 2019 we entered an operating lease for office space in Eatontown, New Jersey (the “Eatontown Lease”), in September 2019 we entered an operating lease for office space in Kaysville, Utah (the “Kaysville Lease”), in May 2021 we entered an operating lease for office space in Conroe, Texas (the “Conroe Lease”), in July 2021 we entered an operating lease for office space in Wyckoff, New Jersey (the “Wyckoff Lease”), and in September 2021 we acquired an operating lease for office space in Haverford, Pennsylvania (the “Haverford Lease”) in connection with the MPower acquisition (See NOTE 12).

At commencement of the Eatontown Lease, right-of-use assets obtained in exchange for new operating lease liabilities amounted to $110,097. We have the option to extend the three-year lease term of the Eatontown Lease for a period of one year. In addition, we are obligated to pay twelve monthly installments to cover an annual utility charge of $1.75 per rentable square foot for electric usage within the demised premises. As the lessor has the right to digitally meter and charge us accordingly, these payments were deemed variable and will be expensed as incurred. During the nine months ended December 31, 2021 the variable lease costs amounted to $2,494.

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

Operating lease expense was $134,173 for the nine months ended December 31, 2021. Operating cash flows used for the operating leases during the nine months ended December 31, 2021 was $132,433. As of December 31, 2021, the weighted average remaining lease term was 1.22 years and the weighted average discount rate was 12%.

Future minimum lease payments under non-cancellable leases as of December 31, 2021 were as follows:

2022	$252,930
2023	57,042
Total	309,972
Less: Interest	(10,618)
Present value of lease liability	299,354
Operating lease liability, current [1]	(255,894)
Operating lease liability, long term	$43,460

[1]	Represents lease payments to be made in the next 12 months.

INVESTVIEW, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021 AND MARCH 31, 2021

NOTE 9 – STOCKHOLDERS’ EQUITY

Preferred Stock

We are authorized to issue up to 50,000,000 shares of preferred stock with a par value of $0.001 and our board of directors has the authority to issue one or more classes of preferred stock with rights senior to those of common stock and to determine the rights, privileges, and preferences of that preferred stock.

Our Board of Directors approved the designation of 2,000,000 of the Company’s shares of preferred stock as Series B Cumulative Redeemable Perpetual Preferred Stock (“Series B Preferred Stock”), each with a stated value of $25 per share. Our Series B Preferred Stockholders are entitled to 500 votes per share and are entitled to receive cumulative dividends at the annual rate of 13% per annum of the stated value, equal to $3.25 per annum per share. The Series B Preferred Stock is redeemable at our option or upon certain change of control events.

During the year ended March 31, 2021 we commenced a security offering to sell a total of 2,000,000 units at $25 per unit (“Unit Offering”), where each unit consisted of: (i) one share of our newly authorized Series B Preferred Stock and (ii) five warrants each exercisable to purchase one share of common stock at an exercise price of $0.10 per warrant share. Each Warrant offered is immediately exercisable on the date of issuance, will expire 5 years from the date of issuance, and its value has been classified as a fair value liability due to the terms of the instrument (see NOTE 7).

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

During the nine months ended December 31, 2021 we sold 98,875 units for a total of $2,471,875: 97,669 units for cash proceeds of $2,441,725 and 1,206 units for bitcoin proceeds of $30,150. In conjunction with the sale of the units we issued 98,875 shares of Series B Preferred Stock and granted 494,375 warrants during the period.

As of December 31, 2021 and March 31, 2021, we had 252,192 and 153,317 shares of preferred stock issued and outstanding, respectively.

Preferred Stock Dividends

During the year ended March 31, 2021 we recorded $221,890 for the cumulative cash dividends due to the shareholders of our Series B Preferred Stock. We made payments of $25,456 in cash and issued $61,489 worth of cryptocurrency to reduce the amounts owing. As a result, we recorded $134,945 as a dividend liability on our balance sheet as of March 31, 2021.

During the nine months ended December 31, 2021 we recorded $614,504 for the cumulative cash dividends due to the shareholders of our Series B Preferred Stock. We made payments of $402,427 in cash and issued $127,317 worth of cryptocurrency to reduce the amounts owing. As a result, we recorded $219,705 as a dividend liability on our balance sheet as of December 31, 2021.

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

INVESTVIEW, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021 AND MARCH 31, 2021

During the year ended March 31, 2021, we repurchased 9,079 shares of our common stock from a third-party for $272 and repurchased 106,000,000 shares of our common stock from an entity that owned, at the time, over 10% of our common stock for $120,000 (see NOTE 5). These shares repurchased were immediately cancelled. Also, during the year ended March 31, 2021 we recorded an increase in additional paid in capital of $4,850,000 related to beneficial conversion features on our related party debt (see NOTE 5), recorded an increase in additional paid in capital of $373,832 for accrued payroll forgiven by a member of our senior management team at the time his employment with the Company ended, and recorded an increase in additional paid in capital of $117,805 for contributed capital (see NOTE 5 and NOTE 2).

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

During the nine months ended December 31, 2021 we issued 11,500,000 shares of common stock for services and compensation and recognized a total of $1,655,124 in stock-based compensation based on grant date fair values and vesting terms of the awards granted in the current and prior periods. We also issued 82,640 shares of common stock as a result of warrants exercised, resulting in proceeds of $8,264 and an increase in additional paid in capital of $12,285 for the derivative liability extinguished with the exercise (see NOTE 7), and we recorded an increase in additional paid in capital of $743,151 for contributed capital (see NOTE 5).

During the nine months ended December 31, 2021 we cancelled 59,999,999 shares that had been issued but were forfeited by choice or as a result of certain forfeiture conditions (see NOTE 5). As of the date of this filing, all of the forfeited shares had been returned and cancelled with our transfer agent with exception to 33,333,333 shares that had not yet been physically cancelled due to administrative delays. All forfeited shares have been deemed cancelled as of December 31, 2021 and as a result, we decreased common stock by $60,000 and increased additional paid in capital by the same. Also during the nine months ended December 31, 2021, we repurchased 12,998,630 shares from members of our then Board of Directors in exchange for cash of $519,945 to pay for tax withholdings (see NOTE 5) and repurchased 16,854,578 shares in exchange for cash of $674,183 to pay for tax withholdings.

As of December 31, 2021 and March 31, 2021, we had 2,904,210,762 and 2,982,481,329 shares of common stock issued and outstanding, respectively.

Warrants

During the year ended March 31, 2021 and during the nine months ended December 31, 2021 we granted 766,585 and 494,375 warrants, respectively, in conjunction with our Unit Offering, which were valued at $89,075 and $127,520, respectively. The warrants are classified as a derivative liability on our balance sheet in accordance with ASC 480, Distinguishing Liabilities from Equity, based on the warrants terms that indicate a fundamental transaction could give rise to an obligation for us to pay cash to our warrant holders (see NOTE 7). Transactions involving our warrants are summarized as follows:

		Weighted
	Number of	Average
	Shares	Exercise Price
Warrants outstanding at March 31, 2020	-	$-
Granted	766,585	$0.10
Canceled/Expired	-	$-
Exercised	-	$-
Warrants outstanding at March 31, 2021	766,585	$0.10
Granted	494,375	$0.10
Canceled/Expired	-	$-
Exercised	(82,640)	$(0.10)
Warrants outstanding at December 31, 2021	1,178,320	$0.10

Details of our warrants outstanding as of March 31, 2021 is as follows:

Exercise Price	Warrants Outstanding	Warrants Exercisable	Weighted Average Contractual Life (Years)
$0.10	1,178,320	1,178,320	4.14

Class B Redeemable Units of Investview Financial Group Holdings, LLC

During the nine months ended December 31, 2021 we issued 565,000,000 Class B Redeemable Units of Investview Financial Group Holdings, LLC as consideration for the purchase of operating assets and intellectual property rights of MPower Trading Systems, LLC, a company controlled and partially owned by David B. Rothrock and James R. Bell, two of our board members (see NOTE 12). The Class B Redeemable Units have no voting rights but can be exchanged at any time, within 5 years from the date of issuance, for 565,000,000 shares of our common stock on a one-for-one basis. The Company recorded a non-cash loss of $51.6 million arising as a result of this transaction as described in Note 12 below.

INVESTVIEW, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021 AND MARCH 31, 2021

NOTE 10 – COMMITMENTS AND CONTINGENCIES

Litigation

In the ordinary course of business, we may be, or have been, involved in legal proceeding. During the nine months ended December 31, 2021 we were not involved in any material legal proceedings, however, we have received a subpoena from the United States Securities and Exchange Commission (“SEC”) for the production of documents. We have reason to believe that the focus of the SEC’s inquiry involves whether certain federal securities laws were violated in connection with, among other things, the offer and sale of cryptocurrency products and the operation of our subscription-based multi-level marketing business now known as iGenius. In the subpoena, the SEC advised that the investigation does not mean that the SEC has concluded that we or anyone else has violated federal securities laws and or any other law. We believe that we have complied at all times with the federal securities laws. However, we are aware of the evolving SEC commentary and rulemaking process relative to the characterization of cryptocurrency products under federal securities laws that is sweeping through a large number of businesses that operate within the cryptocurrency sector. We intend to cooperate fully with the SEC’s investigation and will continue to work with outside counsel to review the matter.

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

The Company’s income (loss) before income taxes were broken down as follows:

	Nine Months Ended December 31, 2021	Year Ended March 31, 2021
Domestic	$(28,278,452)	$674,604
Foreign	(86,141)	(108,811)
Total long-term deferred income tax assets	$(28,364,593)	$565,793

The Company’s tax provision (benefit) as of December 31, 2021 and March 31, 2021 is summarized as follows:

	December 31, 2021	March 31, 2021
Current
Federal	$797,827	$-
State	10,000	-
Foreign	-	-
Total current income tax expense	807,827	-

Deferred
Federal	-	-
State	-	-
Foreign	-	-
Total current income tax expense	807,827	-

Total income tax expense	$807,827	$-

INVESTVIEW, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021 AND MARCH 31, 2021

Net deferred tax assets consist of the following components as of December 31, 2021 and March 31, 2021:

	December 31, 2021	March 31, 2021
Deferred tax assets
NOL carryover	$3,029,286	$7,604,600
Amortization	416,195	445,100
Other accruals	325,049	100
Investment in partnership	15,485,830	-
Deferred tax liabilities
Depreciation	(2,004,863)	(1,758,200)
Valuation allowance	(17,251,497)	(6,291,600)
Net deferred tax asset	$-	$-

The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate to pretax income from continuing operations for the nine months ended December 31, 2021 and the year ended March 31, 2021, due to the following:

	Nine months ended December 31, 2021	Year ended March 31, 2021
Income taxes at statutory rate	$(5,956,565)	$118,817
State taxes – net of federal benefit	7,900	-
Valuation allowance	6,942,273	(881,771)
Gain on settlement from debt discount and derivative liability	(74,116)	(12,171)
Stock based compensation	(903,800)	753,231
Interest	478,546	191,724
Other	313,589	(169,829)
Total income tax provision (benefit)	$807,827	$-

At December 31, 2021, we had net operating loss carryforwards of approximately $40.7 million portions of which will begin to expire in 2025. Utilization of some of the federal and state net operating losses carryforwards are subject to annual limitations due to the “change in ownership” provisions of the Internal Revenue Code of 1986 and similar state provisions. The annual limitations may result in the expiration of net operating losses before utilization.

The Company will recognize interest accrued related to unrecognized tax benefits as interest expense and penalties as a component of operating expenses. As of December 31, 2021 and March 31, 2021, the Company had no accrued interest and penalties related to uncertain tax positions and no amounts have been recognized in the Company’s statements of operations.

We are required to file income tax returns in the U.S. Federal jurisdiction, in New Jersey, Colorado, Texas, and in Utah. The Company is subject to income tax examinations by federal and state taxing authorities. The taxable years that are open under federal and state statute of limitations are 2017 through 2021. Due to net operating loss carryforwards that remain unutilized, such loss carryforwards remain subject to review until utilized.

INVESTVIEW, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021 AND MARCH 31, 2021

NOTE 12 – ACQUISITION AND NONCONTROLLING INTEREST IN SUBSIDIARY

On March 22, 2021, we entered into a Securities Purchase Agreement to purchase the operating assets and intellectual property rights of MPower Trading Systems, LLC, a company controlled and partially owned by David B. Rothrock and James R. Bell, two of our board members, in exchange for 565,000,000 nonvoting Class B Units of Investview Financial Group Holdings, LLC (“Units”). This acquisition closed on September 3, 2021 and we acquired an office lease, furniture and fixtures, and Prodigio, a proprietary software-based trading platform with applications in the brokerage industry. The Units can be exchanged at any time, within 5 years from the date of issuance, for 565,000,000 shares of our common stock on a one-for-one basis and are subject to a 44 month lock up period. The fair value of the consideration at the if-converted market value of the common shares was $58.9 million based on the closing market price of $0.1532 on the closing date of September 3, 2021 as discounted from $86.6 million by 32% (or $27.7 million) to reflect the significant lock up period.

The Company determined that as of the date of the acquisition, the fair value of the Prodigio Trading Platform software was $7.2 million. The difference between the value of the software asset and the consideration issued was driven by an increase in the valuation of the Class B Units between the execution of the original Securities Purchase Agreement in March 2021 which set the number of units to be issued as consideration and the closing of the transaction in September 2021, as well as the software’s lack of revenue generation and a readily available path to monetization through synergies with a broker-dealer partner. Accordingly, the Company recorded a non-cash loss on acquisition of $51.6 million as illustrated below.

Purchase price (fair value of Units)	$58,859,440
Intangible asset (Prodigio software)	7,240,000
Loss on asset acquisition	$51,619,440

NOTE 13 – SUBSEQUENT EVENTS

Subsequent to December 31, 2021 we made repayments of $340,000 on our related party debt principal, and repaid $75,043 of accrued interest that was recorded in our related party payables as of December 31, 2021. We also made repayments of $514,570 on our debt balance that was recorded as of December 31, 2021.

On January 6, 2022 we entered into a Separation and Release Agreement (the “Separation Agreements”) with Mario Romano and Annette Raynor, two of the Company’s founders and former members of management and the Board of Directors, and Wealth Engineering, LLC, an affiliate of Mr. Romano and Ms. Raynor. Under the Separation Agreements, Mr. Romano and Ms. Raynor agreed to resign their positions as officers and directors of the Company effective immediately as they each transition to the roles of strategic advisors to the Company. In conjunction with the Separation Agreements Mr. Romano and Ms. Raynor forfeited 75,000,000 shares each, which were returned to the Company and cancelled, and we repurchased a total of 43,101,939 shares from Mr. Romano and Ms. Raynor in exchange for cash of $1,724,008, which was paid to federal and state taxing authorities on behalf of Wealth Engineering, LLC as payment for the estimated federal and state taxes that Wealth Engineering, LLC may be subject to in connection with the vesting of 63,333,333 Company restricted shares that vested on July 22, 2021.

On February 23, 2022 we announced the restructuring of our executive leadership team and appointment of Victor M. Oviedo as the Company’s Chief Executive Officer and granted Mr. Oviedo 60,000,000 shares of restricted common stock for his service as an executive officer and an additional 20,000,000 shares of restricted common stock for his service as a director. All of those shares will vest over a five-year period but will not be issued until an S-8 registration statement is filed and deemed effective. Further, James R. Bell agreed to serve in the newly created role as President and Acting Chief Operating Officer and was granted 60,000,000 shares of restricted common stock for his service as an executive officer and the Board of Directors appointed Myles P. Gill as the Company’s Director of Operations and agreed to grant Mr. Gill 20,000,000 shares of restricted common stock for his service as an executive officer. The shares issued to Mr. Bell and Mr. Gill will vest over a five-year period but will not be issued until an S-8 registration statement is filed and deemed effective.

During February 2022, we provided 30 days’ notice of our intent to retire and repay the Cammarata Note in cash. Having not timely received a properly executed conversion notice within the proscribed period, and citing certain other damages incurred by us arising from Mr. Cammarata’s legal proceedings, on or about March 31, 2022, we tendered to Mr. Cammarata cash payment in full for the Cammarata Note. As of the date of this Report, Mr. Cammarata has not yet accepted our tender of the cash payment, and instead has asserted his entitlement to exercise his right to convert the Cammarata Note into our common shares.

In accordance with ASC Topic 855, Subsequent Events, we have evaluated subsequent events through the date of this filing and have determined that there are no additional subsequent events that require disclosure.

