Form 10-Q
period 2022-03-31
Investview, Inc.
filed 2022-05-23
CIK 862651

U.S. Securities and Exchange Commission

Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED

March 31, 2022

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of May 23, 2022, there were 2,711,108,823 shares of common stock, $0.001 par value, outstanding.

INVESTVIEW, INC.

Form 10-Q for the Three Months Ended March 31, 2022

PART I – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

INVESTVIEW, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31	December 31,
	2022	2021
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$24,866,231	$30,995,283
Restricted cash, current	819,338	819,338
Prepaid assets	194,470	164,254
Receivables	1,793,982	1,920,069
Inventory	55,570	-
Other current assets	2,229,943	2,018,324
Total current assets	29,959,534	35,917,268

Fixed assets, net	11,785,127	6,682,877

Other assets:
Restricted cash, long term	597,451	802,285
Other restricted assets, long term	129,648	122,769
Operating lease right-of-use asset	209,739	264,846
Intangible asset, net	7,240,000	7,240,000
Deposits	473,598	473,598
Total other assets	8,650,436	8,903,498

Total assets	$50,395,097	$51,503,643

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued liabilities	$3,378,697	$3,904,681
Payroll liabilities	47,501	176,604
Income tax payable	806,516	807,827
Customer advance	249,433	75,702
Deferred revenue	3,293,498	3,288,443
Derivative liability	93,214	69,371
Dividend liability	230,984	219,705
Operating lease liability, current	216,649	255,894
Related party payables, net of discounts, current	1,200,937	1,832,642
Debt, net of discounts, current	2,909,513	2,947,013
Total current liabilities	12,426,942	13,577,882

Operating lease liability, long term	19,597	43,460
Related party payables, net of discounts, long term	570,099	486,814
Debt, net of discounts, long term	7,732,889	8,455,646
Total long term liabilities	8,322,585	8,985,920

Total liabilities	20,749,527	22,563,802

Commitments and contingencies	-	-

Stockholders’ equity (deficit):
Preferred stock, par value: $0.001; 50,000,000 shares authorized, 252,192 and 252,192 issued and outstanding as of March 31, 2021 and December 31, 2021, respectively	252	252
Common stock, par value $0.001; 10,000,000,000 shares authorized; 2,711,108,823 and 2,904,210,762 shares issued and outstanding as of March 31, 2022 and December 31, 2021, respectively	2,711,109	2,904,211
Additional paid in capital	100,607,830	101,883,573
Accumulated other comprehensive income (loss)	(22,620)	(23,000)
Accumulated deficit	(73,651,001)	(75,825,195)
Total stockholders’ equity (deficit)	29,645,570	28,939,841

Total liabilities and stockholders’ equity (deficit)	$50,395,097	$51,503,643

The accompanying notes are an integral part of these condensed consolidated financial statements.

INVESTVIEW, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND OTHER COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three Months Ended March 31,
	2022	2021

Revenue:
Subscription revenue, net of refunds, incentives, credits, and chargebacks	$13,730,670	$7,949,717
Mining revenue	3,576,973	8,337,359
Cryptocurrency revenue	440,416	764,862
Fee revenue	-	2,032
Total revenue, net	17,748,059	17,053,970

Operating costs and expenses:
Cost of sales and service	1,830,341	2,898,507
Commissions	7,383,688	5,084,879
Selling and marketing	11,754	27,651
Salary and related	1,215,263	1,190,141
Professional fees	978,975	650,481
Impairment expense	-	534,438
Loss (gain) on disposal of assets	(24,300)	-
General and administrative	2,067,816	1,817,397
Total operating costs and expenses	13,463,537	12,203,494

Net income (loss) from operations	4,284,522	4,850,476

Other income (expense):
Gain (loss) on debt extinguishment	-	407,802
Gain (loss) on fair value of derivative liability	(23,843)	(184,737)
Realized gain (loss) on cryptocurrency	(182,789)	524,212
Interest expense	(4,623)	(5,869)
Interest expense, related parties	(1,719,465)	(374,080)
Other income (expense)	31,227	(133,240)
Total other income (expense)	(1,899,493)	234,088

Income (loss) before income taxes	2,385,029	5,084,564
Income tax expense	(6,000)	(143,003)

Net income (loss)	2,379,029	4,941,561

Dividends on Preferred Stock	(204,835)	(124,506)

Net income (loss) applicable to common shareholders	$2,174,194	$4,817,055

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	$380	$273
Total other comprehensive income (loss)	380	273
Comprehensive income (loss)	$2,379,409	$4,941,834

Basic income (loss) per common share	$0.00	$0.00
Diluted income (loss) per common share	$0.00	$0.00

Basic weighted average number of common shares outstanding	2,723,982,285	3,237,481,329
Diluted weighted average number of common shares outstanding	3,760,410,856	3,710,787,154

The accompanying notes are an integral part of these condensed consolidated financial statements.

INVESTVIEW, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

THREE MONTHS ENDED MARCH 31, 2022 AND 2021

(Unaudited)

						Accumulated
					Additional	Other
	Preferred stock		Common stock		Paid in	Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Total
Balance, December 31, 2020	55,554	$56	3,237,481,329	$3,237,481	$34,615,895	$(19,330)	$(50,855,326)	$(13,021,224)
Preferred stock issued for cash	47,953	48	-	-	1,198,777	-	-	1,198,825
Preferred stock issued for cryptocurrency	392	-	-	-	9,800	-	-	9,800
Preferred stock issued for debt	49,418	49	-	-	1,235,401	-	-	1,235,450
Derivative liability recorded for warrants issued with preferred stock	-	-	-	-	(80,940)	-	-	(80,940)
Common stock cancelled	-	-	(255,000,000)	(255,000)	255,000	-	-	-
Common stock issued for services	-	-	-	-	592,978	-	-	592,978
Beneficial conversion feature	-	-	-	-	1,550,000	-	-	1,550,000
Dividends	-	-	-	-	-	-	(124,506)	(124,506)
Foreign currency translation adjustment	-	-	-	-	-	273	-	273
Net income (loss)	-	-	-	-	-	-	4,941,561	4,941,561
Balance, March 31, 2021	153,317	$153	2,982,481,329	$2,982,481	$39,376,911	$(19,057)	$(46,038,271)	$(3,697,783)

Balance, December 31, 2021	252,192	$252	2,904,210,762	$2,904,211	$101,883,573	$(23,000)	$(75,825,195)	$28,939,841
Common stock issued for services and compensation	-	-	-	-	255,163	-	-	255,163
Common stock repurchased from related parties	-	-	(43,101,939)	(43,102)	(1,680,906)	-	-	(1,724,008)
Common stock cancelled	-	-	(150,000,000)	(150,000)	150,000	-	-	-
Dividends	-	-	-	-	-	-	(204,835)	(204,835)
Foreign currency translation adjustment	-	-	-	-	-	380	-	380
Net income (loss)	-	-	-	-	-	-	2,379,029	2,379,029
Balance, March 31, 2022	252,192	$252	2,711,108,823	$2,711,109	$100,607,830	$(22,620)	$(73,651,001)	$29,645,570

The accompanying notes are an integral part of these condensed consolidated financial statements.

INVESTVIEW INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$2,379,029	$4,941,561
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	909,955	659,179
Amortization of debt discount	1,474,380	131,545
Amortization of intangible assets	-	27,989
Stock issued for services and compensation	255,163	592,978
Lease cost, net of repayment	(8,001)	(1,000)
(Gain) loss on debt extinguishment	-	(407,802)
(Gain) loss on disposal of fixed assets	(24,300)	-
(Gain) loss on fair value of derivative liability	23,843	184,737
Realized (gain) loss on cryptocurrency	182,789	(524,212)
Impairment expense	-	534,438
Changes in operating assets and liabilities:
Receivables	126,087	(595,727)
Inventory	(55,570)	-
Prepaid assets	(30,216)	727,122
Short-term advances	-	145,000
Short-term advances from related parties	-	500
Other current assets	(933,540)	(4,200,038)
Deposits	-	(433,040)
Accounts payable and accrued liabilities	(655,087)	640,794
Income tax payable	(1,311)	-
Customer advance	173,731	2,067,313
Deferred revenue	5,055	591,462
Accrued interest	4,623	5,869
Accrued interest, related parties	245,085	242,535
Net cash provided by (used in) operating activities	4,071,715	5,331,203

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash received for the disposal of fixed assets	28,305	-
Cash paid for fixed assets	(6,016,210)	(627,497)
Net cash provided by (used in) investing activities	(5,987,905)	(627,497)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments for related party payables	(2,267,885)	(450,604)
Repayments for debt	(269,362)	(328,578)
Payments for shares repurchased from related parties	(1,724,008)	-
Dividends paid	(156,821)	(16,244)
Proceeds from the sale of preferred stock	-	1,198,825
Net cash provided by (used in) financing activities	(4,418,076)	403,399

Effect of exchange rate translation on cash	380	273

Net increase (decrease) in cash, cash equivalents, and restricted cash	(6,333,886)	5,107,378
Cash, cash equivalents, and restricted cash - beginning of period	32,616,906	1,554,449
Cash, cash equivalents, and restricted cash - end of period	$26,283,020	$6,661,827

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$337,884	$298,603
Income taxes	$7,311	$143,003
Non-cash investing and financing activities:
Cancellation of shares	$150,000	$255,000
Beneficial conversion feature	$-	$1,550,000
Derivative liability recorded for warrants issued	$-	$80,940
Preferred shares issued in exchange for cryptocurrency	$-	$9,800
Preferred shares issued in exchange for debt	$-	$1,235,450
Dividends declared	$204,835	$124,506
Dividends paid with cryptocurrency	$36,735	$43,833
Debt and related party debt extinguished in exchange for cryptocurrency	$495,518	$488,798
Related party debt extinguished in exchange for cryptocurrency	$-	$82,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

INVESTVIEW, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2022

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

INVESTVIEW, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2022

(Unaudited)

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

Basis of Presentation

Our policy is to prepare our financial statements on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America. Prior to September 20, 2021 we operated the Company on a March 31, fiscal year end. Effective September 30, 2021 we changed our fiscal year to December 31.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations (Regulation S-X) of the Securities and Exchange Commission (the “SEC”) and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the three months ended March 31, 2022, are not necessarily indicative of the operating results that may be expected for the filing of our December 31, 2022 Form 10-K. These unaudited condensed consolidated financial statements should be read in conjunction with the December 31, 2021 consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2021.

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

AS OF MARCH 31, 2022

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

The following rates were used to translate our Euro bank account into USD at the following balance sheet dates.

	March 31, 2022	December 31, 2021
Euro to USD	1.1074	1.1371

The following rates were used to translate the accounts of Kuvera France S.A.S. into USD for the following operating periods.

	Three Months Ended March 31,
	2022	2021
Euro to USD	1.1219	1.2052

Concentration of Credit Risk

Financial instruments that potentially expose us to concentration of credit risk include cash, accounts receivable, and advances. We place our cash and temporary cash investments with credit quality institutions. At times, such investments may be in excess of the FDIC insurance limit of $250,000. As of March 31, 2022 and December 31, 2021, cash balances that exceeded FDIC limits were $23,637,360 and $19,336,350, respectively. We have not experienced significant losses relating to these concentrations in the past.

Cash Equivalents and Restricted Cash

For purposes of reporting cash flows, we consider all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. As of March 31, 2022 and December 31, 2021, we had no cash equivalents.

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the balance sheet that sum to the total of the same such amounts shown in the statement of cash flows.

	March 31, 2022	December 31, 2021
Cash and cash equivalents	$24,866,231	$30,995,283
Restricted cash, current	819,338	819,338
Restricted cash, long term	597,451	802,285
Total cash, cash equivalents, and restricted cash shown on the statement of cash flows	$26,283,020	$32,616,906

Amount included in restricted cash represent funds required to be held in an escrow account by a contractual agreement and will be used for paying dividends to our Series B Preferred Stockholders.

INVESTVIEW, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2022

(Unaudited)

Receivables

Receivables are carried at net realizable value, representing the outstanding balance less an allowance for doubtful accounts based on a review of all outstanding amounts. Management determines the allowance for doubtful accounts by regularly evaluating individual receivables and receivables are written off when deemed uncollectible. Recoveries of receivables previously written off are recorded when received. We had an allowance for doubtful accounts of $719,342 as of March 31, 2022 and December 31, 2021, respectively.

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

Fixed assets were made up of the following at each balance sheet date:

	Estimated Useful Life (years)	March 31, 2022	December 31, 2021
Furniture, fixtures, and equipment	10	$82,942	$82,942
Computer equipment	3	15,241	15,241
Leasehold improvements	Remaining Lease Term	40,528	40,528
Data processing equipment	3	16,506,939	10,638,619
Construction in progress	N/A	529,806	391,583
		17,175,456	11,168,913
Accumulated depreciation		(5,390,329)	(4,486,036)
Net book value		$11,785,127	$6,682,877

Total depreciation expense for the three months ended March 31, 2022 and 2021, was $909,955 and $659,179, respectively. During the quarter ended March 31, 2022 we sold assets with a total net book value of $4,008 for cash of $28,308, therefore recognized a gain on disposal of assets of $24,300.

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

We hold cryptocurrency-denominated assets and include them in our consolidated balance sheet as other assets. The value of our cryptocurrencies as of March 31, 2022 and December 31, 2021 were $2,359,591 ($2,229,943 current and $129,648 restricted long term) and $2,141,093 ($2,018,324 current and $122,769 restricted long term), respectively. Cryptocurrencies purchased or received for payment from customers are recorded in accordance with ASC 350-30 and cryptocurrencies awarded to the Company through its mining activities ($3,576,973 and $8,337,359 for the three months ended March 31, 2022 and 2021, respectively) are accounted for in connection with the Company’s revenue recognition policy. The use of cryptocurrencies is accounted for in accordance with the first in first out method of accounting. For the three months ended March 31, 2022 and 2021 we recorded realized gains (losses) on our cryptocurrency transactions of $(182,789) and $524,212, respectively.

In June of 2018 we purchased United Games, LLC and United League, LLC and recorded the transaction as a business combination. Intangible assets acquired in the business combination were recorded at fair value on the date of acquisition and were being amortized on a straight-line method over their estimated useful lives. The intangible assets were impaired during the year ended March 31, 2021 due to a lack of recoverability.

INVESTVIEW, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2022

(Unaudited)

On March 22, 2021, we entered into Securities Purchase Agreement to acquire the operating assets and intellectual property rights of MPower Trading Systems LLC, a company controlled and partially owned by David B. Rothrock and James R. Bell, two of our board members (see NOTE 12). As a result, we obtained Prodigio, a proprietary software-based trading platform with applications within the brokerage industry, which was valued at $7,240,000 and recorded on our balance sheet as an intangible asset. The intangible asset will have a definite life, however, as of the date of this filing the software has not yet been placed in service, therefore a useful life had not yet been determined and no amortization was recorded during the three months ended March 31, 2022.

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

During the quarter ended March 31, 2022 no impairment was recorded. During the quarter ended March 31, 2021 we impaired our intangible assets with a cost basis of $991,000 due to the lack of recoverability. We had recorded accumulated depreciation and accumulated amortization of $456,562 for the impaired assets through the date of impairment, therefore we recorded impairment expense of $534,438 for the quarter ended March 31, 2021.

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

Our financial instruments consist of cash, accounts receivable, accounts payable, and debt. We have determined that the book value of our outstanding financial instruments as of March 31, 2022 and December 31, 2021, approximates the fair value due to their short-term nature or interest rates that approximate prevailing market rates.

INVESTVIEW, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2022

(Unaudited)

Items recorded or measured at fair value on a recurring basis in the accompanying consolidated financial statements consisted of the following items as of March 31, 2022:

	Level 1	Level 2	Level 3	Total
Total Assets	$-	$-	$-	$-

Derivative liability	$-	$-	$93,214	$93,214
Total Liabilities	$-	$-	$93,214	$93,214

Items recorded or measured at fair value on a recurring basis in the accompanying consolidated financial statements consisted of the following items as of December 31, 2021:

	Level 1	Level 2	Level 3	Total
Total Assets	$-	$-	$-	$-

Derivative liability	$-	$-	$69,371	$69,371
Total Liabilities	$-	$-	$69,371	$69,371

Revenue Recognition

Subscription Revenue

Most of our revenue is generated by subscription sales and payment is received at the time of purchase. We recognize subscription revenue in accordance with ASC 606-10 where revenue is measured based on a consideration specified in a contract with a customer and recognized when we satisfy the performance obligation specified in each contract. Our performance obligation is to provide services over a fixed subscription period; therefore, we recognize revenue ratably over the subscription period and deferred revenue is recorded for the portion of the subscription period subsequent to each reporting date. Additionally, we offer a designated trial period to first time subscription customers, during which a full refund can be requested if a customer does not wish to continue with the subscription. Revenues are deferred during the trial period as collection is not probable until that time has passed. Revenues are presented net of refunds, sales incentives, credits, and known and estimated credit card chargebacks. As of March 31, 2022 and December 31, 2021 our deferred revenues were $3,293,498 and $3,288,443, respectively.

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

We recognize cryptocurrency revenue in accordance with ASC 606-10 where revenue is measured based on a consideration specified in a contract with a customer and recognized when we satisfy the performance obligation specified in each contract. Our performance obligation is to arrange for the third-parties to provide coin and protection (if applicable) to our customers and payment is received from our customers at the time of order placement. All customers are given two weeks to request a refund, therefore we record a customer advance on our balance sheet upon receipt of payment. After the two weeks have passed from order placement, we request our third-party suppliers to deliver coin and protection (if applicable), at which time we recognize revenue and the amounts due to our suppliers on our books. As of March 31, 2022 and December 31, 2021 our customer advances related to cryptocurrency revenue were $249,433 and $75,702, respectively.

INVESTVIEW, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2022

(Unaudited)

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

Revenue generated for the three months ended March 31, 2022 is as follows:

	Subscription Revenue	Cryptocurrency Revenue	Mining Revenue	Fee Revenue	Total
Gross billings/receipts	$14,693,972	$838,422	$3,576,973	$-	$19,109,367
Refunds, incentives, credits, and chargebacks	(963,302)	-	-	-	(963,302)
Amounts paid to providers	-	(398,006)	-	-	(398,006)
Net revenue	$13,730,670	$440,416	$3,576,973	$-	$17,748,059

For the three months ended March 31, 2022 foreign and domestic revenues were approximately $12.0 million and $5.7 million, respectively.

Revenue generated for the three months ended March 31, 2021 is as follows:

	Subscription Revenue	Cryptocurrency Revenue	Mining Revenue	Fee Revenue	Total
Gross billings/receipts	$8,407,522	$1,877,186	$8,337,359	$2,032	$18,624,099
Refunds, incentives, credits, and chargebacks	(457,805)	-	-	-	(457,805)
Amounts paid to providers	-	(1,112,324)	-	-	(1,112,324)
Net revenue	$7,949,717	$764,862	$8,337,359	$2,032	$17,053,970

For the three months ended March 31, 2021 foreign and domestic revenues were approximately $7.6 million and $9.4 million, respectively.

Advertising, Selling, and Marketing Costs

We expense advertising, selling, and marketing costs as incurred. Advertising, selling, and marketing costs include costs of promoting our product worldwide, including promotional events. Advertising, selling, and marketing expenses for the three months ended March 31, 2022 and 2021, totaled $11,754 and $27,651, respectively.

Cost of Sales and Service

Included in our costs of sales and services is amounts paid to our trading and market experts that provide financial education content and tools to our subscription customers and hosting fees that we pay to vendors to set up our mining equipment at third-party sites in order to generate mining revenue. Costs of sales and services for the three months ended March 31, 2022 and 2021, totaled $1,830,341 and $2,898,507, respectively.

INVESTVIEW, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2022

(Unaudited)

Income Taxes

Income taxes are recorded in accordance with ASC Topic 740, Income Taxes, which requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statement or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between financial statements and tax basis of assets and liabilities, including operating losses and credit carryforwards, using enacted tax rates in effect for the year in which the differences are expected to reverse.

Management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities, and any valuation allowance recorded against our deferred tax assets. Deferred tax assets are reduced by a valuation allowance if, based on the consideration of all available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. Changes in assumptions in future periods may require we adjust our valuation allowance, which could materially impact our financial position and results of operations. The company recognizes the benefit of an uncertain tax position that it has taken or expects to take on its income tax return, if such a position is more likely than not to be sustained.

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

The following table illustrates the computation of diluted earnings per share for the three months ended March 31, 2022 and 2021, where no potentially dilutive securities were excluded from the computation:

	March 31, 2022	March 31, 2021
Net income (loss)	$2,379,029	$4,941,561
Less: preferred dividends	(204,835)	(124,506)
Add: interest expense on convertible debt	244,755	226,140
Net income available to common shareholders for dilution purposes	$2,418,949	$5,043,195

Basic weighted average number of common shares outstanding	2,723,982,285	3,237,481,329
Dilutive impact of warrants	-	128,532
Dilutive impact of convertible notes	471,428,571	473,177,294
Dilutive impact of non-voting membership interest	565,000,000	-
Diluted weighted average number of common shares outstanding (denominator)	3,760,410,856	3,710,787,154

Diluted income per common share	$0.00	$0.00

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

Inventory

Inventory is valued at the lower of cost or net realizable value using the first-in, first-out (FIFO) method and is inclusive of any shipping and tax costs.

Inventory was made up of the following at each balance sheet date:

	March 31, 2022	December 31, 2021
Raw materials	$55,570	$-
Finished goods	-	-
	$55,570	$-

During the quarter ended March 31, 2022 we acquired raw materials to be used for future operations.

NOTE 3 – RECENT ACCOUNTING PRONOUNCEMENTS

We have noted no recently issued accounting pronouncements that we have not yet adopted that we believe are applicable or would have a material impact on our financial statements.

INVESTVIEW, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2022

(Unaudited)

NOTE 4 – LIQUIDITY

Our financial statements are prepared using generally accepted accounting principles applicable to a going concern that contemplates the realization of assets and liquidation of liabilities in the normal course of business.

During the three months ended March 31, 2022 we reported $4,071,715 in cash provided by operating activities, $4,284,522 of income from operations, and net income of $2,379,029. As of March 31, 2022 we have cash and cash equivalents of $24,866,231 and a working capital balance of $17,532,592. As of March 31, 2022 our unrestricted cryptocurrency balance was reported at a cost basis of $2,229,943. Management does not believe there are any liquidity issues as of March 31, 2022.

NOTE 5 – RELATED-PARTY TRANSACTIONS

Our related-party payables consisted of the following:

	March 31, 2022	December 31, 2021
Convertible Promissory Note entered into on 4/27/20, net of debt discount of $1,050,110 as of March 31, 2022 [1]	$249,890	$239,521
Convertible Promissory Note entered into on 5/27/20, net of debt discount of $570,127 as of March 31, 2022 [2]	129,877	124,149
Convertible Promissory Note entered into on 11/9/20, net of debt discount of $1,109,664 as of March 31, 2022 [3]	190,332	198,187
Promissory note entered into on 12/15/20 [4]	-	80,322
Convertible Promissory Note entered into on 3/30/21 [5]	-	476,670
Working Capital Promissory Note entered into on 3/22/21 [6]	1,200,937	1,200,607
Total related-party debt	1,771,036	2,319,456
Less: Current portion	(1,200,937)	(1,832,642)
Related-party debt, long term	$570,099	$486,814

[1]	On April 27, 2020 we received proceeds of $1,300,000 from DBR Capital, LLC, an entity controlled by members of our Board of Directors, and entered into a convertible promissory note. The note is secured by shares held by officers and majority shareholders of the Company. The note bears interest at 20% per annum, payable monthly, and the principal is due and payable on April 27, 2030. Per the original terms of the agreement the note was convertible into common stock at a conversion price of $0.01257 per share, which was amended on November 9, 2020 to reduce the conversion price to $0.007 per share. At inception we recorded a beneficial conversion feature and debt discount of $1,300,000. During the three months ended March 31, 2022 we recognized $32,037 of the debt discount into interest expense, as well as expensed an additional $65,004 of interest expense on the note, all of which was repaid during the period.

[2]	On May 27, 2020 we received proceeds of $700,000 from DBR Capital, LLC, an entity controlled by members of our Board of Directors, and entered into a convertible promissory note. The note is secured by shares held by officers and majority shareholders of the Company. The note bears interest at 20% per annum, payable monthly, and the principal is due and payable on April 27, 2030. Per the original terms of the agreement the note was convertible into common stock at a conversion price of $0.01257 per share, which was amended on November 9, 2020 to reduce the conversion price to $0.007 per share. At inception we recorded a beneficial conversion feature and debt discount of $700,000. During the three months ended March 31, 2022 we recognized $17,394 of the debt discount into interest expense as well as expensed an additional $35,001 of interest expense on the note, all of which was repaid during the period.

[3]	On November 9, 2020 we received proceeds of $1,300,000 from DBR Capital, LLC, an entity controlled by members of our Board of Directors, and entered into a convertible promissory note. The note is secured by shares held by officers and majority shareholders of the Company. The note bears interest at 38.5% per annum, made up of a 25% interest rate per annum and a facility fee of 13.5% per annum, payable monthly beginning February 1, 2021, and the principal is due and payable on April 27, 2030. Per the terms of the agreement the note is convertible into common stock at a conversion price of $0.007 per share. At inception we recorded a beneficial conversion feature and debt discount of $1,300,000. During the three months ended March 31, 2022 we recognized $33,854 of the debt discount into interest expense as well as expensed an additional $125,124 of interest expense on the note, all of which was repaid during the period.

[4]	On December 15, 2020 we received proceeds of $154,000 from Wealth Engineering, an entity controlled by members of our management team and Board of Directors, and entered into a promissory note for $600,000. The term of the note requires monthly repayments of $20,000 per month for 30 months. At inception we recorded a debt discount of $446,000 representing the difference between the cash received and the total amount to be repaid. During the three months ended March 31, 2022 we recognized the remaining $259,678 of the debt discount into interest expense and repaid the remaining $340,000 of the debt.

INVESTVIEW, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2022

(Unaudited)

[5]	Effective March 30, 2021 we restructured a $1,000,000 promissory note with $200,000 of accrued interest, along with a $350,000 short-term advance, with Joseph Cammarata, our then Chief Executive Officer. The new note had a principal balance of $1,550,000, had a 5% interest rate, and was convertible at $0.02 per share. As a result of the fixed conversion price we recorded a beneficial conversion feature and debt discount of $1,550,000 on March 30, 2021, which was equal to the face value of the note. Effective September 21, 2021 we entered into an amendment to the note to extend the due date to September 30, 2022, allow for partial conversions, and change the conversion price to $0.008 per share. As the terms of the note changed substantially, we accounted for the amendment as an extinguishment and new note. Through September 21, 2021 we recognized $738,904 of the initial debt discount into interest expense, removed $806,849 of the remaining debt discount from the books, recorded a beneficial conversion feature due to the fixed conversion price and a debt discount of $1,550,000, which was equal to the face value of the amended note, and recorded a net $743,151 into additional paid in capital as a gain due to the extinguishment transaction being between related parties and thus a capital transaction. During the three months ended March 31, 2022 we recognized the remaining $1,131,417 of the $1,550,000 debt discount into interest expense. Also, during the three months ended March 31, 2022 we expensed $19,626 of interest expense on the debt. During February 2022, we provided 30 days’ notice of our intent to retire and repay the Cammarata Note in cash. Having not timely received a properly executed conversion notice within the proscribed period, and citing certain other damages incurred by us arising from Mr. Cammarata’s legal proceedings, on March 30, 2022, we tendered to Mr. Cammarata cash payment in full for the Cammarata Note. As of the date of this filing, Mr. Cammarata has not yet accepted our tender of the cash payment, and instead has asserted his entitlement to exercise his right to convert the Cammarata Note into our common shares (see NOTE 13).

[6]	On March 22, 2021, we entered into Securities Purchase Agreements to purchase 100% of the operating assets of SSA Technologies LLC, an entity that owns and operates a FINRA-registered broker-dealer. SSA is controlled and partially owned by Joseph Cammarata, our former Chief Executive Officer. Commencing upon execution of the agreements and through the closing of the transactions, we agreed to provide certain transition service arrangements to SSA. In connection with the transactions, we entered into a Working Capital Promissory Note with SSA under which SSA was to have advanced to us up to $1,500,000 before the end of 2021; however, SSA has only provided advances of $1,200,000 to date. The note bears interest at the rate of 0.11% per annum therefore we recognized $330 worth of interest expense on the loan during the three months ended March 31, 2022. The note was due and payable by January 31, 2022; however, has not yet been repaid as we consider our legal options in light of SSA’s failure to complete its funding obligations. The note was to have been secured by the pledge of 12,000,000 shares of our common stock; however, it remains unsecured as the pledge of shares was not implemented at the closing of the loan.

In addition to the above-mentioned related-party lending arrangements, during the three months ended March 31, 2022 we entered into a Separation and Release Agreement (the “Separation Agreements”) with Mario Romano and Annette Raynor, two of the Company’s founders and former members of management and the Board of Directors, and Wealth Engineering, LLC, an affiliate of Mr. Romano and Ms. Raynor. Under the Separation Agreements, Mr. Romano and Ms. Raynor agreed to resign their positions as officers and directors of the Company effective immediately as they each transition to the roles of strategic advisors to the Company. In conjunction with the Separation Agreements Mr. Romano and Ms. Raynor forfeited 75,000,000 shares each, which were returned to the Company and cancelled, and we repurchased a total of 43,101,939 shares from Mr. Romano and Ms. Raynor in exchange for cash of $1,724,008, which was paid to federal and state taxing authorities on behalf of Wealth Engineering, LLC as payment for the estimated federal and state taxes that Wealth Engineering, LLC may be subject to in connection with the vesting of 63,333,333 Company restricted shares that vested on July 22, 2021 (see NOTE 9).

NOTE 6 – DEBT

Our debt consisted of the following:

	March 31, 2022	December 31, 2021
Loan with the U.S. Small Business Administration dated 4/19/20 [1]	$536,421	$531,798
Long term notes for APEX lease buyback [2]	10,105,981	10,870,861
Total debt	10,642,402	11,402,659
Less: Current portion [12]	(2,909,513)	(2,947,013)
Debt, long term portion	$7,732,889	$8,455,646

[1]	In April 2020 we received proceeds of $500,000 from a loan entered into with the U.S. Small Business Administration. Under the terms of the loan interest is to accrue at a rate of 3.75% per annum and installment payments of $2,437 monthly will begin twelve months from the date of the loan, with all interest and principal due and payable thirty years from the date of the loan. During the three months ended March 31, 2022 we recorded $4,623 worth of interest on the loan.

[2]	During the year ended March 31, 2021 we entered into notes with third parties for $19,089,500 in exchange for the cancellation of APEX leases previously entered into, which resulted in our purchase of all rights and obligations under the leases. We agreed to settle a portion of the debt during the year ended March 31, 2021, at a discount to the original note terms offered, by making lump sum payments, issuing shares of our common stock, issuing shares of our preferred stock, and issuing cryptocurrency. The remaining notes are all due December 31, 2024 and have a fixed monthly payment that is equal to 75% of the face value of the note, divided by 48 months. The monthly payments began the last day of January 2021 and continue until December 31, 2024 when the last monthly payment will be made, along with a balloon payment equal to 25% of the face value of the note, to extinguish the debt. During the three months ended March 31, 2022 we repaid a portion of the debt with cash payments of $269,362 and issuances of cryptocurrency valued at $495,518.

INVESTVIEW, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2022

(Unaudited)

NOTE 7 – DERIVATIVE LIABILITY

During the three months ended March 31, 2022, we had the following activity in our derivative liability account relating to our warrants:

Derivative liability at December 31, 2021	$69,371
Derivative liability recorded on new instruments	-
Derivative liability reduced by warrant exercise (see NOTE 7)	-
(Gain) loss on fair value	23,843
Derivative liability at March 31, 2022	$93,214

We use the binomial option pricing model to estimate fair value for those instruments at inception, at warrant exercise, and at each reporting date. During the three months ended March 31, 2022, the assumptions used in our binomial option pricing model were in the following range:

Risk free interest rate	0.97 - 1.26%
Expected life in years	3.34 - 4.25
Expected volatility	199% - 207%

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

At commencement of the Eatontown Lease, right-of-use assets obtained in exchange for new operating lease liabilities amounted to $110,097. We have the option to extend the three-year lease term of the Eatontown Lease for a period of one year. In addition, we are obligated to pay twelve monthly installments to cover an annual utility charge of $1.75 per rentable square foot for electric usage within the demised premises. As the lessor has the right to digitally meter and charge us accordingly, these payments were deemed variable and will be expensed as incurred. During the three months ended March 31, 2022 the variable lease costs amounted to $831.

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

Operating lease expense was $62,753 for the three months ended March 31, 2022. Operating cash flows used for the operating leases during the three months ended March 31, 2022 was $70,755. As of March 31, 2022, the weighted average remaining lease term was 1.01 years and the weighted average discount rate was 12%.

INVESTVIEW, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2022

(Unaudited)

Future minimum lease payments under non-cancellable leases as of March 31, 2022 were as follows:

Remainder of 2022	$182,175
2023	57,045
Total	239,220
Less: Interest	(2,974)
Present value of lease liability	236,246
Operating lease liability, current [1]	(216,649)
Operating lease liability, long term	$19,597

[1]	Represents lease payments to be made in the next 12 months.

NOTE 9 – STOCKHOLDERS’ EQUITY (DEFICIT)

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

During the three months ended March 31, 2021 we sold 97,763 units for a total of $2,444,075: 47,953 units for cash proceeds of $1,198,825, 392 units for bitcoin proceeds of $9,800, and 49,418 units for debt of $1,235,450. In conjunction with the sale of the units we issued 97,763 shares of Series B Preferred Stock and granted 488,815 warrants during the period.

As of March 31, 2022 and December 31, 2021, we had 252,192 shares of preferred stock issued and outstanding.

Preferred Stock Dividends

During the three months ended March 31, 2022 we recorded $204,835 for the cumulative cash dividends due to the shareholders of our Series B Preferred Stock. We made payments of $156,821 in cash and issued $36,735 worth of cryptocurrency to reduce the amounts owed. As a result, we recorded $230,984 as a dividend liability on our balance sheet as of March 31, 2022.

Common Stock

During the three months ended March 31, 2022 we cancelled 150,000,000 shares that had been issued but were forfeited (see NOTE 5). As a result, we decreased common stock by $150,000 and increased additional paid in capital by the same. As of the date of this filing, 33,333,333 shares of common stock forfeited as of December 31, 2021 had not yet been physically cancelled due to administrative delays. All forfeited shares have been deemed cancelled as of March 31, 2022. Also during the three months ended March 31, 2022, we repurchased 43,101,939 shares from members of our then management team and Board of Directors in exchange for cash of $1,724,008 to pay for tax withholdings (see NOTE 5).

During the three months ended March 31, 2021, we cancelled 255,000,000 shares that had been issued but were subject to certain forfeiture conditions. As a result of the forfeiture, we decreased common stock by $255,000 and increased additional paid in capital by the same.

As of March 31, 2022 and December 31, 2021, we had 2,711,108,823 and 2,904,210,762 shares of common stock issued and outstanding, respectively.

INVESTVIEW, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2022

(Unaudited)

Warrants

Transactions involving our warrants are summarized as follows:

Weighted
	Number of	Average
	Shares	Exercise Price
Warrants outstanding at December 31, 2021	1,178,320	$0.10
Granted	-	$-
Canceled/Expired	-	$-
Exercised	-	$-
Warrants outstanding at March 31, 2022	1,178,320	$0.10

Details of our warrants outstanding as of March 31, 2022 is as follows:

Exercise Price	Warrants Outstanding	Warrants Exercisable	Weighted Average Contractual Life (Years)
$0.10	1,178,320	1,178,320	3.90

Class B Redeemable Units of Investview Financial Group Holdings, LLC

As of March 31, 2022 and December 31, 2021 there were 565,000,000 Units of Class B Investview Financial Group Holdings, LLC issued and outstanding. These units were issued as consideration for the purchase of operating assets and intellectual property rights of MPower Trading Systems, LLC, a company controlled and partially owned by David B. Rothrock and James R. Bell, two of our board members (see NOTE 12). The Class B Redeemable Units have no voting rights but can be exchanged at any time, within 5 years from the date of issuance, for 565,000,000 shares of our common stock on a one-for-one basis, and are subject to significant restrictions upon resale through 2025 under the terms of a lock up agreement. The fair value of the consideration at the if-converted market value of the common shares was $58.9 million based on the closing market price of $0.1532 on the closing date of September 3, 2021 as discounted from $86.6 million by 32% (or $27.7 million) to reflect the significant lock up period.

NOTE 10 – COMMITMENTS AND CONTINGENCIES

Legal Proceedings

In the ordinary course of business, we may be, or have been, involved in legal proceedings. During the three months ended March 31, 2022 we were not involved in any material legal proceedings, however, during November 2021 we received a subpoena from the United States Securities and Exchange Commission (“SEC”) for the production of documents. We have reason to believe that the focus of the SEC’s inquiry involves whether certain federal securities laws were violated in connection with, among other things, the offer and sale of cryptocurrency products and the operation of our subscription-based multi-level marketing business now known as iGenius. In the subpoena, the SEC advised that the investigation does not mean that the SEC has concluded that we or anyone else has violated federal securities laws and or any other law. We believe that we have complied at all times with the federal securities laws. However, we are aware of the evolving SEC commentary and rulemaking process relative to the characterization of cryptocurrency products under federal securities laws that is sweeping through a large number of businesses that operate within the cryptocurrency sector. We intend to cooperate fully with the SEC’s investigation and will continue to work with outside counsel to review the matter.

NOTE 11 – INCOME TAXES

For the periods ended March 31 2022, and March 31, 2021, the Company used a discrete effective tax rate method for recording income taxes, as compared to an estimated full year annual effective tax rate method, as an estimate of the annual effective tax rate cannot be made.

Provision for income taxes for the three months ended March 31, 2022 was $6,000, resulting in an effective tax rate of 0.3%. Provision for income taxes for the three months ended March 31, 2021 was $143,003, resulting in an effective tax rate of 2.8%. The provision for income taxes was primarily impacted by the change in valuation allowance on deferred tax assets.

NOTE 12 – ACQUISITION & NONCONTROLLING INTEREST IN SUBSIDIARY

On March 22, 2021, we entered into a Securities Purchase Agreement to purchase the operating assets and intellectual property rights of MPower Trading Systems, LLC, a company controlled and partially owned by David B. Rothrock and James R. Bell, two of our board members, in exchange for 565,000,000 nonvoting Class B Units of Investview Financial Group Holdings, LLC (“Units”). This acquisition closed on September 3, 2021 and we acquired an office lease, furniture and fixtures, and Prodigio, a proprietary software-based trading platform with applications in the brokerage industry. The Units can be exchanged at any time, within 5 years from the date of issuance, for 565,000,000 shares of our common stock on a one-for-one basis and are subject to a lock up period through 2025. The fair value of the consideration at the if-converted market value of the common shares was $58.9 million based on the closing market price of $0.1532 on the closing date of September 3, 2021 as discounted from $86.6 million by 32% (or $27.7 million) to reflect the significant lock up period.

INVESTVIEW, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2022

(Unaudited)

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

Results of Operations

Three Months Ended March 31, 2022 Compared to Three Months Ended March 31, 2021

Revenues

	Three Months Ended March 31,		Increase
	2022	2021	(Decrease)
	(unaudited)	(unaudited)
Subscription revenue, net of refunds, incentives, credits, and chargebacks	$13,730,670	$7,949,717	$5,780,953
Mining revenue	3,576,973	8,337,359	(4,760,386)
Cryptocurrency revenue	440,416	764,862	(324,446)
Fee revenue	-	2,032	(2,032)
Total revenue, net	$17,748,059	$17,053,970	$694,089

Revenue, net, increased $694,089, or 4%, from $17,053,970 for the three months ended March 31, 2021, to $17,748,059 for the three months ended March 31, 2022. The increase can be explained by a $5.8 million increase in our net subscription revenue, offset by a $4.8 million decrease in our mining revenue, and a $324 thousand decrease in our cryptocurrency revenue. The $5.8 million (73%) increase in subscription revenue was due to significant product enhancements and expansion into new markets globally, resulting in substantial growth in our membership; the $4.8 million (57%) decrease in mining revenue was a result of a 27% increase in the average global Bitcoin mining difficulty rate, scheduled equipment maintenance and upgrades and over a 9% decrease in the average value of Bitcoin; and the $324 thousand decrease in cryptocurrency revenue was due to an overall decrease in the number of sales of NDAU, the world’s first adaptive digital currency.

Operating Costs and Expenses

	Three Months Ended March 31,		Increase
	2022	2021	(Decrease)
	(unaudited)	(unaudited)
Cost of sales and service	$1,830,341	$2,898,507	$(1,068,166)
Commissions	7,383,688	5,084,879	2,298,809
Selling and marketing	11,754	27,651	(15,897)
Salary and related	1,215,263	1,190,141	25,122
Professional fees	978,975	650,481	328,494
Impairment expense	-	534,438	(534,438)
Loss (gain) on disposal of assets	(24,300)	-	(24,300)
General and administrative	2,067,816	1,817,397	250,419
Total operating costs and expenses	$13,463,537	$12,203,494	$1,260,043

Operating costs increased $1,260,043, or 10%, from $12,203,494 for the three months ended March 31, 2021, to $13,463,537 for the three months ended March 31, 2022. We experienced an increase in commissions of $2.3 million, which was a result of increases in our subscription revenue. This was offset by a decrease in our cost of sales and services of $1.1 million due to the relocation of our miners and a related decrease in our mining costs that included hosting, electrical, and power costs. We also recorded an increase in professional fees of $329 thousand due to higher legal fees. We recorded an increase in general and administrative costs of $250 thousand that could be fully explained by our increase in depreciation expense, as we had more miners that were placed in service during the current period when compared to the prior period. These increases were offset by a decrease in impairment expense of $534 thousand, where in the prior period we wrote-off intangible assets as a result of recoverability issues, with no similar write-offs occurring in the current period.

Other Income and Expenses

	Three Months Ended March 31,
	2022	2021	Change
	(unaudited)	(unaudited)
Gain (loss) on debt extinguishment	$-	$407,802	$(407,802)
Gain (loss) on fair value of derivative liability	(23,843)	(184,737)	160,894
Realized gain (loss) on cryptocurrency	(182,789)	524,212	(707,001)
Interest expense	(4,623)	(5,869)	1,246
Interest expense, related parties	(1,719,465)	(374,080)	(1,345,385)
Other income (expense)	31,227	(133,240)	164,467
Total other income (expense)	$(1,899,493)	$234,088	$(2,133,581)

We recorded other expense of $1,899,493 for the three months ended March 31, 2022, which was a difference of $2,133,581, or 911%, from the prior period other income of $234,088. The change is due to no gain on debt extinguishment recorded in the current period compared to a gain of $408 thousand recorded in the prior period, a realized loss recorded on cryptocurrency in the current period of $183 thousand compared to a realized gain of $524 thousand in the prior period, and more related party interest expense recorded in current period versus the prior period ($1.7 million for the three months ended March 31, 2022 compared to $374 thousand for the three months ended March 31, 2021). Amounts recorded in related party interest expense included the amortization of debt discounts, which was being recognized over the term of the debt, however, during the three months ended March 31, 2022 we repaid two of our related party notes early, which resulted in the recognition of $1.2 million of the amortization of the related debt discount amounts into interest.

Liquidity and Capital Resources

During the three months ended March 31, 2022, we recorded net income of $2,379,029 and generated $4,071,715 in cash through our operating activities. We used this cash to fund operations, fund the purchase of $6,016,210 worth of fixed assets, to repay $2,267,885 worth of related party payable, and to repurchase shares for $1,724,008. As a result, our cash, cash equivalents, and restricted cash decreased by $6,333,886 to $26,283,020 as compared to $32,616,906 at the beginning of the fiscal year. As of March 31, 2022, our current assets exceeded our current liabilities to result in working capital of $17,532,592.

Critical Accounting Policies

Basis of Presentation

Our policy is to prepare our financial statements on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America. Prior to September 20, 2021 we operated the Company on a March 31, fiscal year end. Effective September 30, 2021 we changed our fiscal year to December 31.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations (Regulation S-X) of the Securities and Exchange Commission (the “SEC”) and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the three months ended March 31, 2022, are not necessarily indicative of the operating results that may be expected for the filing of our December 31, 2022 Form 10-K. These unaudited condensed consolidated financial statements should be read in conjunction with the December 31, 2021 consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2021.

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

Revenue Recognition

Subscription Revenue

Most of our revenue is generated by subscription sales and payment is received at the time of purchase. We recognize subscription revenue in accordance with ASC 606-10 where revenue is measured based on a consideration specified in a contract with a customer and recognized when we satisfy the performance obligation specified in each contract. Our performance obligation is to provide services over a fixed subscription period; therefore, we recognize revenue ratably over the subscription period and deferred revenue is recorded for the portion of the subscription period subsequent to each reporting date. Additionally, we offer a designated trial period to first time subscription customers, during which a full refund can be requested if a customer does not wish to continue with the subscription. Revenues are deferred during the trial period as collection is not probable until that time has passed. Revenues are presented net of refunds, sales incentives, credits, and known and estimated credit card chargebacks. As of March 31, 2022 and December 31, 2021 our deferred revenues were $3,293,498 and $3,288,443, respectively.

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

We recognize cryptocurrency revenue in accordance with ASC 606-10 where revenue is measured based on a consideration specified in a contract with a customer and recognized when we satisfy the performance obligation specified in each contract. Our performance obligation is to arrange for the third-parties to provide coin and protection (if applicable) to our customers and payment is received from our customers at the time of order placement. All customers are given two weeks to request a refund, therefore we record a customer advance on our balance sheet upon receipt of payment. After the two weeks have passed from order placement, we request our third-party suppliers to deliver coin and protection (if applicable), at which time we recognize revenue and the amounts due to our suppliers on our books. As of March 31, 2022 and December 31, 2021 our customer advances related to cryptocurrency revenue were $249,433 and $75,702, respectively.

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

Revenue generated for the three months ended March 31, 2022 is as follows:

	Subscription Revenue	Cryptocurrency Revenue	Mining Revenue	Fee Revenue	Total
Gross billings/receipts	$14,693,972	$838,422	$3,576,973	$-	$19,109,367
Refunds, incentives, credits, and chargebacks	(963,302)	-	-	-	(963,302)
Amounts paid to providers	-	(398,006)	-	-	(398,006)
Net revenue	$13,730,670	$440,416	$3,576,973	$-	$17,748,059

For the three months ended March 31, 2022 foreign and domestic revenues were approximately $12.0 million and $5.7 million, respectively.

Revenue generated for the three months ended March 31, 2021 is as follows:

	Subscription Revenue	Cryptocurrency Revenue	Mining Revenue	Fee Revenue	Total
Gross billings/receipts	$8,407,522	$1,877,186	$8,337,359	$2,032	$18,624,099
Refunds, incentives, credits, and chargebacks	(457,805)	-	-	-	(457,805)
Amounts paid to providers	-	(1,112,324)	-	-	(1,112,324)
Net revenue	$7,949,717	$764,862	$8,337,359	$2,032	$17,053,970

For the three months ended March 31, 2021 foreign and domestic revenues were approximately $7.6 million and $9.4 million, respectively.

Recently Issued Accounting Pronouncements

We have noted no recently issued accounting pronouncements that we have not yet adopted that we believe are applicable or would have a material impact on our financial statements.

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

Changes in Internal Controls

There were no changes in our internal controls over financial reporting during the fiscal quarter ended March 31, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

From time to time, the Company and our operating subsidiaries are involved in claims, proceedings and litigation, and subject to certain material risk factors, including those matters set forth in Item 3 of our Annual Report on Form 10-KT for the nine months ended December 31, 2021, as well as in any other reports filed by us with the Securities and Exchange Commission.

ITEM 1.A – RISK FACTORS

In addition to the information set forth in this Form 10-Q, you should carefully consider the risk factors discussed in Part I, Item 1A of our Annual Report on Form 10-KT for the nine months ended December 31, 2021.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 – MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5 – OTHER INFORMATION

None.

ITEM 6 – EXHIBITS

The following exhibits are filed as a part of this report:

Exhibit Number*	Title of Document	Location

Item 10	Material Contracts

10.98	Separation and Release Agreement by and among Investview, Inc., and Mario Romano and Wealth Engineering, LLC, dated as of January 6, 2022	Incorporated by reference to the Current Report on Form 8-K filed on January 10, 2022

10.99	Separation and Release Agreement by and among Investview, Inc., and Annette Raynor and Wealth Engineering, LLC, dated as of January 6, 2022	Incorporated by reference to the Current Report on Form 8-K filed on January 10, 2022

10.100	Employment Agreement between Investview, Inc., and Victor M. Oviedo, dated as of February 10, 2022	Incorporated by reference to the Current Report on Form 8-K filed on February 23, 2022

Exhibit Number*	Title of Document	Location

10.101	Indemnification Agreement between Investview, Inc., and Victor M. Oviedo, dated as of February 10, 2022	Incorporated by reference to the Current Report on Form 8-K filed on February 23, 2022

10.102	Victor M. Oviedo Joinder to Lock-Up Agreement dated March 22, 2021	Incorporated by reference to the Current Report on Form 8-K filed on February 23, 2022

10.103	Employment Agreement between Investview, Inc., and James R. Bell, dated as of February 22, 2022	Incorporated by reference to the Current Report on Form 8-K filed on February 23, 2022

10.104	Employment Agreement between Investview, Inc., and Myles Gill, dated as of February 21, 2022	Incorporated by reference to the Current Report on Form 8-K filed on February 23, 2022

10.105	Myles P. Gill Joinder to Lock-Up Agreement dated March 22, 2021	Incorporated by reference to the Current Report on Form 8-K filed on February 23, 2022

10.106	Form of Executive Indemnification Agreement in Use as of February 2022	Incorporated by reference to the Current Report on Form 8-K filed on February 23, 2022

10.107	Investview, Inc., 2022 Incentive Plan

Item 31	Rule 13a-14(a)/15d-14(a) Certifications

31.01	Certification of Acting Principal Executive Officer Pursuant to Rule 13a-14	This filing.

31.02	Certification of Principal Financial Officer Pursuant to Rule 13a-14	This filing.

Item 32	Section 1350 Certifications

32.01	Certification of Acting Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	This filing.

32.02	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	This filing.

Item 101***	Interactive Data File

101.INS	Inline XBRL Instance Document	This filing.

101.SCH	Inline XBRL Taxonomy Extension Schema	This filing.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase	This filing.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase	This filing.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase	This filing.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase	This filing.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)	This filing.

*	All exhibits are numbered with the number preceding the decimal indicating the applicable SEC reference number in Item 601 and the number following the decimal indicating the sequence of the particular document. Omitted numbers in the sequence refer to documents previously filed as an exhibit.

***	Users of this data are advised that, pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or Annual Report for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Exchange Act of 1934 and otherwise are not subject to liability.

SIGNATURE PAGE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

INVESTVIEW, INC.

Dated: May 23, 2022	By:	/s/ Victor M. Oviedo
Victor M. Oviedo
Chief Executive Officer
(Principal Executive Officer)

Dated: May 23, 2022	By:	/s/ Ralph R. Valvano
Ralph R. Valvano
Chief Financial Officer
(Principal Financial Officer and Accounting Officer)

