Form 10-Q/A
period 2021-09-30
Investview, Inc.
filed 2022-06-01
CIK 862651

U.S. Securities and Exchange Commission

Washington, DC 20549

FORM 10-Q/A

Amendment No. 1

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

EXPLANTORY NOTE

Investview, Inc. (“we”, “our”, the “Company”) is filing this Form 10-Q/A (“Form 10-Q/A”) to amend our Quarterly Report on Form 10-Q for the three and six months ended September 30, 2021, originally filed with the Securities and Exchange Commission (the “SEC”) on November 11, 2021 (“Original Report”), to restate our financial statements and related footnote disclosures. This Form 10-Q/A also amends certain other Items in the Original Report, as listed in “Items Amended in this Form 10-Q/A” below. The correction involves only non-cash adjustments.

Restatement Background

During the preparation of our consolidated financial statements for the nine months ended December 31, 2021, we reconsidered the manner in which we accounted for the acquisition of the operating assets, intellectual property rights and liabilities of MPower Trading Systems, LLC, a related party, which was consummated in September 2021 (the “Acquisition”). Originally, for the quarter ended September 30, 2021, we accounted for the Acquisition of all the assets and liabilities acquired at the nominal carrying value on MPower’s books, with no impact on our reported net income from operations. Accordingly, for the quarter ended September 30, 2021, we originally reported a net income amount of $17,147,249.

We subsequently determined that it was advisable to modify the manner in which the Acquisition was accounted for and recorded an increase to additional paid in capital for the appraised value of the Class B Redeemable Units issued to MPower in the Acquisition and to record an intangible asset on our books for the appraised value of the MPower assets acquired as of September 3, 2021. This resulted in a non-cash charge to operating expenses of $51,619,440 attributable to the Acquisition, which then caused the Company to report a net loss of $29,172,420 for the nine-months ended December 31, 2021. This charge was purely a non-cash charge that had no impact on the Company’s cash flow or liquidity and capital resources, and was derived from the value imbalance determined for accounting purposes, between the appraised value of the Class B Redeemable Units issued to MPower in the Acquisition versus the appraised value of the MPower assets acquired as of September 3, 2021, each such appraisal conducted under specific methodologies in accordance with appropriate auditing standards.

Except as described above, this Form 10-Q/A does not amend, update or change any other items or disclosures in the Original Report and does not purport to reflect any information or events subsequent to the filing thereof. As such, this Form 10-Q/A speaks only as of the date the Original Report was filed, and we have not undertaken herein to amend, supplement or update any information contained in the Original Report to give effect to any subsequent events. Accordingly, this Form 10-Q/A should be read in conjunction with our filings made with the SEC subsequent to the filing of the Original Report, including any amendment to those filings.

Items Amended in this Form 10-Q/A

This Form 10-Q/A presents the Original Report, amended and restated with modifications only to “Part I, Item 1. Financial Statements” and “Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” to reflect the restatement. Additionally, in accordance with applicable SEC rules, this Form 10-Q/A includes certifications from our Principal Executive Officer and Principal Financial Officer dated as of the date of this Form 10-Q/A filing which are contained in “Part II, Item 6. Exhibits.”

INVESTVIEW, INC.

Form 10-Q for the Six Months Ended September 30, 2021

Table of Contents

PART I – FINANCIAL INFORMATION	4
ITEM 1 – FINANCIAL STATEMENTS	4
Condensed Consolidated Balance Sheets as of September 30, 2021 (Unaudited) and March 31, 2021 (as restated)	4
Condensed Consolidated Statements of Operations and Other Comprehensive Income (Loss) for the Three and Six Months Ended September 30, 2021 and 2020 (Unaudited) (as restated)	5
Condensed Consolidated Statements of Stockholders’ Equity (Deficit) for the Three and Six Months Ended September 30, 2021 and 2020 (Unaudited) (as restated)	6
Condensed Consolidated Statements of Cash Flows for the Six Months Ended September 30, 2021 and 2020 (Unaudited) (as restated)	7
Notes to Condensed Consolidated Financial Statements as of September 30, 2021 (Unaudited)	8
ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	24
ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	29
ITEM 4 – CONTROLS AND PROCEDURES	29
PART II – OTHER INFORMATION	30
ITEM 1 – LEGAL PROCEEDINGS	30
ITEM 1.A – RISK FACTORS	30
ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	30
ITEM 3 – DEFAULTS UPON SENIOR SECURITIES	30
ITEM 4 – MINE SAFETY DISCLOSURES	30
ITEM 5 – OTHER INFORMATION	31
ITEM 6 – EXHIBITS	31
SIGNATURE PAGE	33

PART I – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

INVESTVIEW, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	March 31,
	2021	2021
	(unaudited)
	(as restated)
ASSETS
Current assets:
Cash and cash equivalents	$20,607,138	$5,389,654
Restricted cash, current	819,338	498,020
Prepaid assets	216,569	87,573
Receivables	3,693,569	1,672,310
Other current assets	6,418,431	4,679,256
Total current assets	31,755,045	12,326,813

Fixed assets, net	6,402,182	5,860,790

Other assets:
Restricted cash, long term	1,007,120	774,153
Other restricted assets, long term	115,764	95,222
Operating lease right-of-use asset	318,093	54,125
Intangible asset, net	7,240,000	-
Deposits	473,598	441,528
Total other assets	9,154,575	1,365,028

Total assets	$47,311,802	$19,552,631

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued liabilities	$3,748,975	$2,719,028
Payroll liabilities	138,436	106,925
Customer advance	870,168	2,067,313
Deferred revenue	2,820,120	1,561,188
Derivative liability	138,637	307,067
Dividend liability	221,739	134,945
Operating lease liability, current	273,364	48,000
Related party payables, net of discounts, current	1,156,987	233,296
Debt, net of discounts, current	2,989,513	3,143,513
Total current liabilities	12,357,939	10,321,275

Operating lease liability, long term	87,245	11,460
Related party payables, net of discounts, long term	401,678	233,258
Debt, net of discounts, long term	9,728,419	12,684,421
Total long term liabilities	10,217,342	12,929,139

Total liabilities	22,575,281	23,250,414

Commitments and contingencies	-	-

Stockholders’ equity (deficit):
Preferred stock, par value: $0.001; 50,000,000 shares authorized, 252,192 and 153,317 issued and outstanding as of September 30, 2021 and March 31, 2021, respectively	252	153
Common stock, par value $0.001; 10,000,000,000 shares authorized; 2,987,397,303 and 2,982,481,329 shares issued and outstanding as of September 30, 2021 and March 31, 2021, respectively	2,987,397	2,982,481
Additional paid in capital	102,689,743	39,376,911
Accumulated other comprehensive income (loss)	(20,739)	(19,057)
Accumulated deficit	(80,920,132)	(46,038,271)
Total stockholders’ equity (deficit)	24,736,521	(3,697,783)

Total liabilities and stockholders’ equity (deficit)	$47,311,802	$19,552,631

The accompanying notes are an integral part of these condensed consolidated financial statements.

INVESTVIEW, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND OTHER COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
	2021	2020	2021	2020
	(as restated)		(as restated)

Revenue:
Subscription revenue, net of refunds, incentives, credits, and chargebacks	$14,034,214	$5,255,888	$24,883,911	$9,499,145
Mining revenue	8,338,759	2,493,739	16,710,321	3,836,285
Cryptocurrency revenue, net of fees paid to providers	998,127	-	7,403,433	-
Fee revenue	-	3,710	-	7,723
Total revenue, net	23,371,100	7,753,337	48,997,665	13,343,153

Operating costs and expenses:
Cost of sales and service	2,101,490	1,724,809	4,287,642	2,637,133
Commissions	9,934,991	3,416,713	18,717,412	6,790,544
Selling and marketing	26,484	627,356	66,333	844,940
Salary and related	1,153,402	816,554	2,525,727	2,037,389
Professional fees	132,778	232,062	794,662	659,310
Impairment Expense	140,233	66,645	140,233	66,645
General and administrative	54,097,580	364,826	56,144,064	2,809,618
Total operating costs and expenses	67,586,958	7,248,965	82,676,073	15,845,579

Net income (loss) from operations	(44,215,858)	504,372	(33,678,408)	(2,502,426)

Other income (expense):
Gain (loss) on debt extinguishment	21,349	812,111	25,350	829,937
Gain (loss) on fair value of derivative liability	47,017	(20,847)	283,665	326,788
Realized gain (loss) on cryptocurrency	1,651,024	86,427	368,054	177,913
Interest expense	(6,000)	(2,480,067)	(11,934)	(4,727,165)
Interest expense, related parties	(763,791)	(210,805)	(1,523,477)	(389,720)
Other income (expense)	22,168	123,346	68,506	186,408
Total other income (expense)	971,767	(1,689,835)	(789,836)	(3,595,839)

Income (loss) before income taxes	(43,244,091)	(1,185,463)	(34,468,244)	(6,098,265)
Income tax expense	(758)	(2,297)	(3,947)	(3,282)

Net income (loss)	(43,244,849)	(1,187,760)	(34,472,191)	(6,101,547)

Dividends on Preferred Stock	(204,835)	(52,342)	(409,670)	(52,342)

Net income (loss) applicable to common shareholders	$(43,449,684)	$(1,240,102)	$(34,881,861)	$(6,153,889)

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	$(874)	$(4,359)	$(1,682)	$(3,723)
Total other comprehensive income (loss)	(874)	(4,359)	(1,682)	(3,723)
Comprehensive income (loss) applicable to common shareholders	$(43,245,723)	$(1,192,119)	$(34,473,873)	$(6,105,270)

Basic income (loss) per common share	$(0.01)	$(0.00)	$(0.01)	$(0.00)
Diluted income (loss) per common share	$(0.01)	$(0.00)	$(0.01)	$(0.00)

Basic weighted average number of common shares outstanding	2,992,958,712	2,985,916,112	2,990,361,572	3,109,673,727
Diluted weighted average number of common shares outstanding	2,992,958,712	2,985,916,112	2,990,361,572	3,109,673,727

The accompanying notes are an integral part of these condensed consolidated financial statements.

INVESTVIEW, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2021 AND 2020

(Unaudited)

						Accumulated
					Additional	Other
	Preferred Stock		Common Stock		Paid in	Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Total
Balance, March 31, 2020	-	$-	3,214,490,408	$3,214,490	$28,929,516	$(20,058)	$(46,382,174)	$(14,258,226)
Common stock issued for services	-	-	21,000,000	21,000	397,954	-	-	418,954
Share repurchase	-	-	(9,079)	(9)	(263)	-	-	(272)
Beneficial conversion feature	-	-	-	-	2,000,000	-	-	2,000,000
Foreign currency translation adjustment	-	-	-	-	-	636	-	636
Net income (loss)	-	-	-	-	-	-	(4,913,787)	(4,913,787)
Balance, June 30, 2020	-	-	3,235,481,329	3,235,481	31,327,207	(19,422)	(51,295,961)	(16,752,695)
Preferred stock issued for cash	46,612	47	-	-	1,158,754	-	-	1,158,801
Offering costs	-	-	-	-	(20,994)	-	-	(20,994)
Common stock issued for services and compensation	-	-	-	-	376,282	-	-	376,282
Common stock forfeited	-	-	(200,000,000)	(200,000)	(3,180,000)	-	-	(3,380,000)
Common stock repurchase	-	-	(106,000,000)	(106,000)	(14,000)	-	-	(120,000)
Forgiveness of accrued payroll	-	-	-	-	373,832	-	-	373,832
Dividends	-	-	-	-	-	-	(52,342)	(52,342)
Foreign currency translation adjustment	-	-	-	-	-	(4,359)	-	(4,359)
Net income (loss)	-	-	-	-	-	-	(1,187,760)	(1,187,760)
Balance, September 30, 2020	46,612	$47	2,929,481,329	$2,929,481	$30,021,081	$(23,781)	$(52,536,063)	$(19,609,235)

Balance, March 31, 2021	153,317	$153	2,982,481,329	$2,982,481	$39,376,911	$(19,057)	$(46,038,271)	$(3,697,783)
Preferred stock issued for cash	97,669	98	-	-	2,441,627	-	-	2,441,725
Preferred stock issued for cryptocurrency	1,206	1	-	-	30,149	-	-	30,150
Common stock issued for services and compensation	-	-	11,500,000	11,500	977,891	-	-	989,391
Common stock issued for warrant exercise	-	-	64,340	64	6,370	-	-	6,434
Derivative liability recorded for warrants issued with preferred stock	-	-	-	-	(127,520)	-	-	(127,520)
Derivative liability extinguished for warrants exercised	-	-	-	-	10,156	-	-	10,156
Dividends	-	-	-	-	-	-	(204,835)	(204,835)
Foreign currency translation adjustment	-	-	-	-	-	(808)	-	(808)
Net income (loss)	-	-	-	-	-	-	8,772,658	8,772,658
Balance, June 30, 2021	252,192	252	2,994,045,669	2,994,045	42,715,584	(19,865)	(37,470,448)	8,219,568
Common stock issued for services and compensation	-	-	-	-	360,962	-	-	360,962
Common stock issued for warrant exercise	-	-	18,300	19	1,811	-	-	1,830
Common stock forfeited	-	-	(6,666,666)	(6,667)	6,667	-	-	-
Derivative liability extinguished for warrants exercised	-	-	-	-	2,129	-	-	2,129
Class B units of subsidiary issued to a related party for asset acquisition	-	-	-	-	58,859,440	-	-	58,859,440
Contributed capital	-	-	-	-	743,150	-	-	743,150
Dividends	-	-	-	-	-	-	(204,835)	(204,835)
Foreign currency translation adjustment	-	-	-	-	-	(874)	-	(874)
Net income (loss)	-	-	-	-	-	-	(43,244,849)	(43,244,849)
Balance, September 30, 2021 (as restated)	252,192	$252	2,987,397,303	$2,987,397	$102,689,743	$(20,739)	$(80,920,132)	$24,736,521

The accompanying notes are an integral part of these condensed consolidated financial statements.

INVESTVIEW INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended September 30,
	2021	2020
	(as restated)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(34,472,191)	$(6,101,547)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	1,452,154	982,819
Amortization of debt discount	1,034,118	703,511
Amortization of intangible assets	-	86,812
Stock issued for services and compensation	1,350,353	795,236
Offering costs	-	6
Lease cost, net of repayment	9,742	2
(Gain) loss on asset acquisition	27,439	-
(Gain) loss on debt extinguishment	(25,350)	(829,937)
(Gain) loss on Class B Units of subsidiary issued to a related party for asset acquisition	51,619,440	-
(Gain) loss on fair value of derivative liability	(283,665)	(326,788)
Realized (gain) loss on cryptocurrency	(368,054)	(177,913)
Impairment expense	140,233	66,645
Changes in operating assets and liabilities:
Receivables	(2,021,259)	(53,967)
Prepaid assets	(128,996)	(1,141,805)
Other current assets	(5,294,018)	118,307
Deposits	(32,070)	2,685
Accounts payable and accrued liabilities	1,086,808	(1,001,276)
Customer advance	(1,197,145)	81,845
Deferred revenue	1,258,932	167,896
Other liabilities	-	6,872,236
Accrued interest	11,934	107,025
Accrued interest, related parties	489,358	309,837
Net cash provided by (used in) operating activities	14,657,763	661,629

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for fixed assets	(843,990)	(1,717,289)
Net cash provided by (used in) investing activities	(843,990)	(1,717,289)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from related party payables	1,000,000	4,474,137
Repayments for related party payables	(657,215)	(3,036,216)
Proceeds from debt	-	1,405,300
Repayments for debt	(591,125)	(2,030,344)
Payments for share repurchase	-	(272)
Dividends paid	(241,971)	(14,567)
Proceeds from the sale of preferred stock	2,441,725	1,165,300
Proceeds from the exercise of warrants	8,264	-
Payments for financing costs	-	(21,000)
Net cash provided by (used in) financing activities	1,959,678	1,942,338

Effect of exchange rate translation on cash	(1,682)	-

Net increase (decrease) in cash, cash equivalents, and restricted cash	15,771,769	886,678
Cash, cash equivalents, and restricted cash - beginning of period	6,661,827	137,177
Cash, cash equivalents, and restricted cash - end of period	$22,433,596	$1,023,855

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$375,215	$275,192
Income taxes	$3,947	$3,282
Non-cash investing and financing activities:
Prepaid assets reclassified to fixed assets	$-	$2,252,568
Beneficial conversion feature	$-	$2,000,000
Shares forfeited	$6,667	$3,380,000
Share repurchase	$-	$120,000
Reclassification of related party debt	$-	$26,000
Dividends declared but not yet paid	$-	$37,775
Forgiveness of accrued payroll	$-	$373,832
Derivative liability recorded for warrants issued	$127,520	$-
Derivative liability extinguished with warrant exercise	$12,285	$-
Preferred shares issued in exchange for cryptocurrency	$30,150	$-
Dividends declared	$409,670	$-
Dividends paid with cryptocurrency	$80,905	$-
Debt and related party debt extinguished in exchange for cryptocurrency	$2,530,811	$-
Related party debt extinguished in exchange for cryptocurrency	$31,000	$-
Fixed asset acquired with cryptocurrency	$1,289,789	$-
Initial right of use asset and lease liability	$196,608	$-
Net assets acquired for noncontrolling interest in subsidiary	$125,522	$-
Contributed capital	$743,150	$-
Class B units of subsidiary issued to a related party for asset acquisition	$7,240,000	$-

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

Our largest subsidiary in terms of revenue is iGenius, LLC. iGenius leverages a worldwide distribution network, also known as a multi-level marketing network, to provide financial education, technology and tools geared towards self-directed retail investors. Each iGenius membership provides a core set of financial education resources including live market training sessions, a robust library of financial education videos and courses, market calendars, and a variety of research and trade alert channels. These tools provide access to the information necessary to manage and improve one’s financial position. In addition to the financial education technology and tools, iGenius members also gain access to a variety of benefits provided through third party partnerships and arrangements. Some of these third-party products and services include cryptocurrency packages, discounted travel, crypto trading software and a digital wallet platform. iGenius members who choose to distribute the iGenius products and services can qualify to earn commissions and bonuses for selling memberships and retaining customers under the framework of a network marketing bonus plan.

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

On March 22, 2021, we entered into Securities Purchase Agreement to acquire the operating assets and intellectual property rights of MPower Trading Systems LLC, a company controlled and partially owned by David B. Rothrock and James R. Bell, two of our board members (see NOTE 10). As a result, upon the closing of the transaction on September 3, 2021, we obtained Prodigio, a proprietary software-based trading platform with applications within the brokerage industry, which was valued at $7,240,000 and recorded on our balance sheet as an intangible asset. The intangible asset will have a definite life, however, as of September 30, 2021 the software has not yet been placed in service, therefore a useful life had not yet been determined and no amortization was recorded during the six months ended September 30, 2021.

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

INVESTVIEW, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2021

(Unaudited)

Potentially dilutive securities excluded from the computation of diluted net loss per share are as follows:

	September 30, 2021	September 30, 2020
Warrants to purchase common stock	1,178,320	233,060
Notes convertible into common stock	680,776,772	161,742,478
Class B Redeemable Units of Investview Financial Group Holdings, LLC	565,000,000	-
Totals	1,246,955,092	161,975,538

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

Class B Redeemable Units of Investview Financial Group Holdings, LLC

During the nine months ended December 31, 2021 we issued 565,000,000 Class B Redeemable Units of Investview Financial Group Holdings, LLC as consideration for the purchase of operating assets and intellectual property rights of MPower Trading Systems, LLC, a company controlled and partially owned by David B. Rothrock and James R. Bell, two of our board members (see NOTE 10). The Class B Redeemable Units have no voting rights but can be exchanged at any time, within 5 years from the date of issuance, for 565,000,000 shares of our common stock on a one-for-one basis. The Company recorded a non-cash loss of $51.6 million arising as a result of this transaction as described in Note 10 below.

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

NOTE 12 – RESTATEMENT

The Company has restated its condensed consolidated interim financial statements for September 30, 2021 that were originally presented in a Form 10-Q filed on November 22, 2021. The nature and impact of these adjustments are described below and detailed in the tables below.

During the preparation of our financial statements for the nine months ended December 31, 2021, we determined we would change the way we accounted for the acquisition of the operating assets, intellectual property rights and liabilities of MPower Trading Systems, LLC, a related party, which was consummated in September 2021 (the “Acquisition”). Originally, for the three and six ended September 30, 2021, we accounted for the Acquisition of all the assets and liabilities acquired at the nominal carrying value on MPower’s books. However, after further consideration, we determined it reasonable to increase additional paid in capital for the appraised value of the Class B Redeemable Units issued to MPower in the Acquisition and to record an intangible asset on our books for the appraised value of the MPower assets acquired as of September 3, 2021. This resulted in a non-cash charge to operating expenses of $51,619,440, which was the difference between the two appraised values that had no impact on the Company’s cash flow or liquidity and capital resources. The impact of the restatement is illustrated in the tables below.

INVESTVIEW, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2021

(Unaudited)

Changes to the Balance Sheet

	As of September 30, 2021 (unaudited)
	As Previously Reported	Adjustment	As Restated
Intangible asset, net	$-	$7,240,000	$7,240,000
Total assets	$40,071,802	$7,240,000	$47,311,802
Additional paid in capital	$43,830,303	$58,859,440	$102,689,743
Accumulated deficit	$(29,300,692)	$(51,619,440)	$(80,920,132)
Total stockholders’ equity (deficit)	$17,496,521	$7,240,000	$24,736,521

Changes to the Statement of Operations

	Six Months Ended September 30, 2021 (unaudited)
	As Previously Reported	Adjustment	As Restated
General and administrative expenses	$4,524,624	$51,619,440	$56,144,064
Total operating costs and expenses	$31,056,633	$51,619,440	$82,676,073
Net income (loss) from operations	$17,941,032	$(51,619,440)	$(33,678,408)
Income (loss) before income taxes	$17,151,196	$(51,619,440)	$(34,468,244)
Net income (loss)	$17,147,249	$(51,619,440)	$(34,472,191)
Net income (loss) applicable to common shareholders	$16,737,579	$(51,619,440)	$(34,881,861)
Comprehensive income (loss) applicable to common shareholders	$17,145,567	$(51,619,440)	$(34,473,873)
Basic income (loss) per common share	$0.01	$(0.02)	$(0.01)
Diluted income (loss) per common share	$0.00	$(0.01)	$(0.01)

	Three Months Ended September 30, 2021 (unaudited)
	As Previously Reported	Adjustment	As Restated
General and administrative expenses	$2,478,140	$51,619,440	$54,097,580
Total operating costs and expenses	$15,967,518	$51,619,440	$67,586,958
Net income (loss) from operations	$7,403,582	$(51,619,440)	$(44,215,858)
Income (loss) before income taxes	$8,375,349	$(51,619,440)	$(43,244,091)
Net income (loss)	$8,374,591	$(51,619,440)	$(43,244,849)
Net income (loss) applicable to common shareholders	$8,169,756	$(51,619,440)	$(43,449,684)
Comprehensive income (loss) applicable to common shareholders	$8,373,717	$(51,619,440)	$(43,245,723)
Basic income (loss) per common share	$0.01	$(0.02)	$(0.01)
Diluted income (loss) per common share	$0.00	$(0.01)	$(0.01)

Changes to the Statement of Cash Flows

	Six Months Ended September 30, 2021 (unaudited)
	As Previously Reported	Adjustment	As Restated
Net income (loss)	$17,147,249	$(51,619,440)	$(34,472,191)
(Gain) loss on Class B Units of subsidiary issued to a related party for asset acquisition	$-	$51,619,440	$51,619,440
Non-cash investing and financing activities:
Class B units of subsidiary issued to a related party for asset acquisition	$-	$7,240,000	$7,240,000

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

Operating Costs and Expenses

We recorded operating costs and expenses of $67,586,958 for the three months ended September 30, 2021, which was an increase of $60,337,993, or 832%, from the prior period’s operating costs and expenses of $7,248,965. $51,619,440 of that increase was attributable to a non-recurring and non-cash charge arising from the manner in which the acquisition of the Prodigio Smart Trading Platform, as well as the other operating assets and intellectual property rights of MPower Trading Systems, LLC, was accounted for on our financial statements, and did not represent a degradation in our cash flow or our liquidity and capital resources. After removing the charge relating to the September 3, 2021 transaction with MPower, the remaining increase of $8,718,553 can be explained, in general, by the growth of our operations and increases in our revenue. Specifically, there was an increase in our commissions of $6,518,278, or 191%, from $3,416,713 for the three months ended September 30, 2020, to $9,934,991 for the three months ended September 30, 2021. There was also an increase in our general and administrative expenses of $2,113,314, or 579%, from $364,826 for the three months ended September 30, 2020, to $2,478,140 for the three months ended September 30, 2021. The increase in commissions was a result of the increase in subscription and cryptocurrency revenue and the increase in general and administrative expenses was due to our cancellation of 200,000,000 shares that were returned in the three months ended September 30, 2020 in conjunction with the termination of a Joint Venture Agreement which resulted in the reversal of previously recorded expense of $951,956, thus offsetting total general and administrative expenses by that amount. No similar cancellation or reversal of expenses occurred in the current period.

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

Operating Costs and Expenses

We recorded operating costs and expenses of $82,676,073 for the six months ended September 30, 2021, which was an increase of $66,830,494, or 422%, from the prior period’s operating costs and expenses of $15,845,579. $51,619,440 of that increase was attributable to a non-recurring and non-cash charge arising from the manner in which the acquisition of the Prodigio Smart Trading Platform, as well as the other operating assets and intellectual property rights of MPower Trading Systems, LLC, was accounted for on our financial statements, and did not represent a degradation in our cash flow or our liquidity and capital resources. After removing the charge relating to the September 3, 2021 transaction with MPower, the remaining increase of $31,056,633 can be explained, in general, by the growth of our operations and increases in our revenue. Specifically, there was an increase in our commissions of $11,926,868, or 176%, from $6,790,544 for the six months ended September 30, 2020, to $18,717,412 for the six months ended September 30, 2021. Also, there was an increase in general and administrative expenses of $1,715,006, or 61%, from $2,809,618 for the three months ended September 30, 2020, to $4,524,624 for the three months ended September 30, 2021. The increase in commissions was a result of the increase in subscription and cryptocurrency revenue and the increase in general and administrative expenses was due to our cancellation of 200,000,000 shares that were returned in the six months ended September 30, 2020 in conjunction with the termination of a Joint Venture Agreement which resulted in the reversal of previously recorded expense of $951,956, thus offsetting total general and administrative expenses by that amount. No similar cancellation or reversal of expenses occurred in the current period.

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

Liquidity and Capital Resources

During the six months ended September 30, 2021, we recorded a net loss of $34,472,191 which included a one-time non-recurring charge of $51,619,440 arising from the acquisition of the Prodigio Smart Trading Platform, as well as the operating assets and intellectual property rights of MPower; more particularly, the issuance of the Class B Redeemable Units in that transaction. This charge was a non-cash charge that had no impact on our cash flow or our liquidity and capital resources and related purely to the value imbalance determined for accounting purposes, between the appraised value of the Class B Redeemable Units issued to MPower versus the appraised value of the MPower assets acquired as of September 3, 2021, each such appraisal conducted under specific methodologies as determined to be in accordance with applicable accounting standards.

During the six months ended September 30, 2021, excluding the impact of our one-time non-cash charge of $51,619,440 arising from the issuance of the Class B Redeemable Units when we acquired the operating assets and intellectual property rights of MPower on September 3, 2021, we recorded net income of $17,147,249. Additionally, during the period, we generated $14,657,763 in cash through our operating activities, and generated $1,959,678 through financing activities. We used this cash to fund operations and fund the purchase of $843,990 worth of fixed assets. As a result, our cash, cash equivalents, and restricted cash increased by $15,771,769 to $22,433,596 as compared to $6,661,827 at the beginning of the fiscal year.

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

ITEM 6 – EXHIBITS

The following exhibits are filed as a part of this report:

Exhibit Number*	Title of Document	Location

Item 10	Material Contracts

10.91	Amended and Restated Securities Purchase Agreement between and among Investview MTS, LLC, Investview Financial Group Holdings, LLC, Investview, Inc, and MPower Trading Systems, LLC dated as of September 3, 2021	Incorporated by reference to the Current Report on Form 8K filed September 10, 2021

10.92	Bill of Sale, Assignment and Assumption between Investview MTS, LLC, and MPower Trading Systems, LLC dated as of September 3, 2021	Incorporated by reference to the Current Report on Form 8K filed on September 10, 2021

10.93	Registration Rights Agreement dated as of September 3, 2021	Incorporated by reference to the Current Report on Form 8K filed on September 10, 2021

10.94	Debt Conversion Agreement between Investview, Inc. and Joseph Cammarata, effective as of March 30, 2021	Incorporated by reference to the Current Report on Form 8K filed on September 29, 2021

10.95	Convertible Promissory Note due March 30, 2022, dated March 30, 2021	Incorporated by reference to the Current Report on Form 8K filed on September 29, 2021

10.96	Amendment One to Convertible Promissory Note dated March 30, 2021	Incorporated by reference to the Current Report on Form 8K filed on September 29, 2021

10.97	Third Amendment to Amended and Restated Securities Purchase Agreement dated as of November 9, 2021	Incorporated by reference to the Original Report on Form 10Q filed on November 22, 2021.

Item 31	Rule 13a-14(a)/15d-14(a) Certifications

31.01	Certification of Acting Principal Executive Officer Pursuant to Rule 13a-14	This filing.

31.02	Certification of Principal Financial Officer Pursuant to Rule 13a-14	This filing.

Exhibit Number*	Title of Document	Location

Item 32	Section 1350 Certifications

32.01	Certification of Acting Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	This filing.

32.02	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	This filing.

Item 101***	Interactive Data File

101.INS	Inline XBRL Instance Document	This filing.

101.SCH	Inline XBRL Taxonomy Extension Schema	This filing.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase	This filing.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase	This filing.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase	This filing.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase	This filing.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)	This filing.

*	All exhibits are numbered with the number preceding the decimal indicating the applicable SEC reference number in Item 601 and the number following the decimal indicating the sequence of the particular document. Omitted numbers in the sequence refer to documents previously filed as an exhibit.

**	Identifies each management contract or compensatory plan or arrangement required to be filed as an exhibit as required by Item 15(a)(3) of Form 10-K.

***	Users of this data are advised that, pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or Annual Report for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Exchange Act of 1934 and otherwise are not subject to liability.

SIGNATURE PAGE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

INVESTVIEW, INC.

Dated: June 1, 2022	By:	/s/ Victor M. Oviedo
Victor M. Oviedo
Chief Executive Officer
(Principal Executive Officer)

Dated: June 1, 2022	By:	/s/ Ralph R. Valvano
Ralph R. Valvano
Chief Financial Officer
(Principal Financial Officer and Accounting Officer)

