Form 10-Q
period 2022-06-30
Investview, Inc.
filed 2022-08-15
CIK 862651

U.S. Securities and Exchange Commission

Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED

June 30, 2022

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of August 15, 2022, there were 2,641,275,489 shares of common stock, $0.001 par value, outstanding.

INVESTVIEW, INC.

Form 10-Q for the Six Months Ended June 30, 2022

Table of Contents

PART I – FINANCIAL INFORMATION	3
ITEM 1 – FINANCIAL STATEMENTS	3
Condensed Consolidated Balance Sheets as of June 30, 2022 (Unaudited) and December 31, 2021	3
Condensed Consolidated Statements of Operations and Other Comprehensive Income (Loss) for the Three and Six Months Ended June 30, 2022 and 2021 (Unaudited)	4
Condensed Consolidated Statements of Stockholders’ Equity (Deficit) for the Three and Six Months Ended June 30, 2022 and 2021 (Unaudited)	5
Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2022 and 2021 (Unaudited)	6
Notes to Condensed Consolidated Financial Statements as of June 30, 2022 (Unaudited)	7
ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	23
ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	29
ITEM 4 – CONTROLS AND PROCEDURES	29
PART II – OTHER INFORMATION	29
ITEM 1 – LEGAL PROCEEDINGS	29
ITEM 1.A – RISK FACTORS	29
ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	30
ITEM 3 – DEFAULTS UPON SENIOR SECURITIES	30
ITEM 4 – MINE SAFETY DISCLOSURES	30
ITEM 5 – OTHER INFORMATION	30
ITEM 6 – EXHIBITS	30
SIGNATURE PAGE	32

PART I – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

INVESTVIEW, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30	December 31,
	2022	2021
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$20,345,462	$30,995,283
Restricted cash, current	819,338	819,338
Prepaid assets	75,511	164,254
Receivables	2,299,638	1,920,069
Inventory	299,826	-
Income tax paid in advance	611,584	-
Other current assets	4,080,240	2,018,324
Total current assets	28,531,599	35,917,268

Fixed assets, net	15,182,262	6,682,877

Other assets:
Restricted cash, long term	392,616	802,285
Other restricted assets, long term	135,694	122,769
Operating lease right-of-use asset	152,722	264,846
Intangible asset, net	7,240,000	7,240,000
Deposits	473,598	473,598
Total other assets	8,394,630	8,903,498

Total assets	$52,108,491	$51,503,643

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued liabilities	$5,268,380	$3,904,681
Payroll liabilities	249,208	176,604
Income tax payable	-	807,827
Customer advance	301,399	75,702
Deferred revenue	2,659,069	3,288,443
Derivative liability	31,535	69,371
Dividend liability	230,877	219,705
Operating lease liability, current	170,961	255,894
Related party payables, net of discounts, current	1,201,267	1,832,642
Debt, net of discounts, current	2,909,513	2,947,013
Total current liabilities	13,022,209	13,577,882

Deferred tax liability, long term	631,745	-
Operating lease liability, long term	262	43,460
Related party payables, net of discounts, long term	654,310	486,814
Debt, net of discounts, long term	7,031,691	8,455,646
Total long term liabilities	8,318,008	8,985,920

Total liabilities	21,340,217	22,563,802

Commitments and contingencies	-	-

Stockholders’ equity (deficit):
Preferred stock, par value: $0.001; 50,000,000 shares authorized, 252,192 and 252,192 issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	252	252
Common stock, par value $0.001; 10,000,000,000 shares authorized; 2,641,275,489 and 2,904,210,762 shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	2,641,275	2,904,211
Additional paid in capital	102,105,509	101,883,573
Accumulated other comprehensive income (loss)	(23,218)	(23,000)
Accumulated deficit	(73,955,544)	(75,825,195)
Total stockholders’ equity (deficit)	30,768,274	28,939,841

Total liabilities and stockholders’ equity (deficit)	$52,108,491	$51,503,643

The accompanying notes are an integral part of these condensed consolidated financial statements.

INVESTVIEW, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND OTHER COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

Revenue:
Subscription revenue, net of refunds, incentives, credits, and chargebacks	$11,104,539	$10,849,697	$24,835,209	$18,799,414
Mining revenue	3,058,144	8,371,562	6,635,117	16,708,921
Cryptocurrency revenue	516,960	6,405,306	957,376	7,170,168
Miner repair revenue	80,110	-	80,110	-
Digital wallet revenue	5,868	-	5,868	-
Fee revenue	-	-	-	2,032
Total revenue, net	14,765,621	25,626,565	32,513,680	42,680,535

Operating costs and expenses:
Cost of sales and service	1,898,140	2,186,152	3,728,481	5,084,659
Commissions	6,445,793	8,782,421	13,829,481	13,867,300
Selling and marketing	23,511	39,849	35,265	67,500
Salary and related	1,641,345	1,372,325	2,856,608	2,562,466
Professional fees	770,345	661,884	1,749,320	1,312,365
Impairment expense	6,383	-	6,383	534,438
Loss (gain) on disposal of assets	(247,209)	-	(271,509)	-
General and administrative	2,627,884	2,046,484	4,695,700	3,863,881
Total operating costs and expenses	13,166,192	15,089,115	26,629,729	27,292,609

Net income (loss) from operations	1,599,429	10,537,450	5,883,951	15,387,926

Other income (expense):
Gain (loss) on debt extinguishment	455	4,001	455	411,803
Gain (loss) on fair value of derivative liability	61,679	236,648	37,836	51,911
Realized gain (loss) on cryptocurrency	(837,808)	(1,282,970)	(1,020,597)	(758,758)
Interest expense	(4,675)	(5,934)	(9,298)	(11,803)
Interest expense, related parties	(309,669)	(759,686)	(2,029,134)	(1,133,766)
Other income (expense)	26,626	46,338	57,853	(86,902)
Total other income (expense)	(1,063,392)	(1,761,603)	(2,962,885)	(1,527,515)

Income (loss) before income taxes	536,037	8,775,847	2,921,066	13,860,411
Income tax expense	(635,745)	(3,189)	(641,745)	(146,192)

Net income (loss)	(99,708)	8,772,658	2,279,321	13,714,219

Dividends on Preferred Stock	(204,835)	(204,835)	(409,670)	(329,341)

Net income (loss) applicable to common shareholders	$(304,543)	$8,567,823	$1,869,651	$13,384,878

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	$(598)	(808)	$(218)	$(535)
Total other comprehensive income (loss)	(598)	(808)	(218)	(535)
Comprehensive income (loss)	$(100,306)	$8,771,850	$2,279,103	$13,713,684

Basic income (loss) per common share	$0.00	$0.00	$0.00	$0.00
Diluted income (loss) per common share	$0.00	$0.00	$0.00	$0.00

Basic weighted average number of common shares outstanding	2,706,090,141	2,987,735,892	2,714,986,787	3,111,918,706
Diluted weighted average number of common shares outstanding	2,706,090,141	3,539,658,831	3,751,415,358	3,625,938,815

The accompanying notes are an integral part of these condensed consolidated financial statements.

INVESTVIEW, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

THREE AND SIX MONTHS ENDED JUNE 30, 2022 AND 2021

(Unaudited)

						Accumulated
					Additional	Other
	Preferred stock		Common stock		Paid in	Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Total
Balance, December 31, 2020	55,554	$56	3,237,481,329	$3,237,481	$34,615,895	$(19,330)	$(50,855,326)	$(13,021,224)
Preferred stock issued for cash	47,953	48	-	-	1,198,777	-	-	1,198,825
Preferred stock issued for cryptocurrency	392	-	-	-	9,800	-	-	9,800
Preferred stock issued for debt	49,418	49	-	-	1,235,401	-	-	1,235,450
Derivative liability recorded for warrants issued with preferred stock	-	-	-	-	(80,940)	-	-	(80,940)
Common stock cancelled	-	-	(255,000,000)	(255,000)	255,000	-	-	-
Common stock issued for services	-	-	-	-	592,978	-	-	592,978
Beneficial conversion feature	-	-	-	-	1,550,000	-	-	1,550,000
Dividends	-	-	-	-	-	-	(124,506)	(124,506)
Foreign currency translation adjustment	-	-	-	-	-	273	-	273
Net income (loss)	-	-	-	-	-	-	4,941,561	4,941,561
Balance, March 31, 2021	153,317	153	2,982,481,329	2,982,481	39,376,911	(19,057)	(46,038,271)	(3,697,783)
Preferred stock issued for cash	97,669	98	-	-	2,441,627	-	-	2,441,725
Preferred stock issued for cryptocurrency	1,206	1	-	-	30,149	-	-	30,150
Common stock issued for services and compensation	-	-	11,500,000	11,500	977,891	-	-	989,391
Common stock issued for warrant exercise	-	-	64,340	64	6,370	-	-	6,434
Derivative liability recorded for warrants issued with preferred stock	-	-	-	-	(127,520)	-	-	(127,520)
Derivative liability extinguished for warrants exercised	-	-	-	-	10,156	-	-	10,156
Dividends	-	-	-	-	-	-	(204,835)	(204,835)
Foreign currency translation adjustment	-	-	-	-	-	(808)	-	(808)
Net income (loss)	-	-	-	-	-	-	8,772,658	8,772,658
Balance, June 30, 2021	252,192	$252	2,994,045,669	$2,994,045	$42,715,584	$(19,865)	$(37,470,448)	$8,219,568

Balance, December 31, 2021	252,192	$252	2,904,210,762	$2,904,211	$101,883,573	$(23,000)	$(75,825,195)	$28,939,841
Common stock issued for services and compensation	-	-	-	-	255,163	-	-	255,163
Common stock repurchased from related parties	-	-	(43,101,939)	(43,102)	(1,680,906)	-	-	(1,724,008)
Common stock cancelled	-	-	(150,000,000)	(150,000)	150,000	-	-	-
Dividends	-	-	-	-	-	-	(204,835)	(204,835)
Foreign currency translation adjustment	-	-	-	-	-	380	-	380
Net income (loss)	-	-	-	-	-	-	2,379,029	2,379,029
Balance, March 31, 2022	252,192	252	2,711,108,823	2,711,109	100,607,830	(22,620)	(73,651,001)	29,645,570
Common stock issued for services and compensation	-	-	-	-	242,024	-	-	242,024
Common stock cancelled	-	-	(69,833,334)	(69,834)	69,834	-	-	-
Contribution of crypto currency from related party	-	-	-	-	1,185,821	-	-	1,185,821
Dividends	-	-	-	-	-	-	(204,835)	(204,835)
Foreign currency translation adjustment	-	-	-	-	-	(598)	-	(598)
Net income (loss)	-	-	-	-	-	-	(99,708)	(99,708)
Balance, June 30, 2022	252,192	$252	2,641,275,489	$2,641,275	$102,105,509	$(23,218)	$(73,955,544)	$30,768,274

The accompanying notes are an integral part of these condensed consolidated financial statements.

INVESTVIEW INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$2,279,321	$13,714,219
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	2,442,711	1,353,223
Amortization of debt discount	1,558,590	646,696
Amortization of intangible assets	-	27,989
Stock issued for services and compensation	497,187	1,582,369
Lease cost, net of repayment	(16,007)	13,324
(Gain) loss on debt extinguishment	(455)	(411,803)
(Gain) loss on disposal of fixed assets	(271,509)	-
(Gain) loss on fair value of derivative liability	(37,836)	(51,911)
Realized (gain) loss on cryptocurrency	1,020,597	758,758
Impairment expense	6,383	534,438
Changes in operating assets and liabilities:
Receivables	(379,569)	(985,557)
Inventory	(176,335)	-
Prepaid assets	88,743	679,082
Short-term advances	-	145,000
Short-term advances from related parties	-	500
Income tax paid in advance	(611,584)	-
Other current assets	(3,245,438)	(8,183,179)
Deposits	-	(449,640)
Accounts payable and accrued liabilities	1,436,758	526,642
Income tax payable	(807,827)	-
Customer advance	225,697	430,097
Deferred revenue	(629,374)	1,266,254
Deferred tax liability	631,745	-
Accrued interest	9,298	11,803
Accrued interest, related parties	470,544	487,070
Net cash provided by (used in) operating activities	4,491,640	12,095,374

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash received for the disposal of fixed assets	646,508	-
Cash paid for fixed assets	(11,187,053)	(689,075)
Net cash provided by (used in) investing activities	(10,540,545)	(689,075)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from related party payables	-	700,000
Repayments for related party payables	(2,493,013)	(877,733)
Repayments for debt	(479,703)	(677,519)
Payments for share repurchase	(1,724,008)	-
Dividends paid	(313,643)	(98,351)
Proceeds from the sale of preferred stock	-	3,640,550
Proceeds from the exercise of warrants	-	6,434
Net cash provided by (used in) financing activities	(5,010,367)	2,693,381

Effect of exchange rate translation on cash	(218)	(535)

Net increase (decrease) in cash, cash equivalents, and restricted cash	(11,059,490)	14,099,145
Cash, cash equivalents, and restricted cash - beginning of period	32,616,906	1,554,449
Cash, cash equivalents, and restricted cash - end of period	$21,557,416	$15,653,594

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$603,013	$523,732
Income taxes	$1,429,411	$146,192
Non-cash investing and financing activities:
Cancellation of shares	$219,834	$255,000
Beneficial conversion feature	$-	$1,550,000
Derivative liability recorded for warrants issued	$-	$208,460
Derivative liability extinguished with warrant exercise	$-	$10,156
Preferred shares issued in exchange for cryptocurrency	$-	$39,950
Preferred shares issued in exchange for debt	$-	$1,235,450
Dividends declared	$409,670	$329,341
Dividends paid with cryptocurrency	$84,855	$82,216
Debt and related party debt extinguished in exchange for cryptocurrency	$991,050	$984,439
Related party debt extinguished in exchange for cryptocurrency	$-	$113,000
Initial right of use asset and lease liability	$-	$174,574
Purchase of fixed assets with cryptocurrency	$259,916	$-
Transfer of fixed assets to inventory	$123,491	$-
Contribution of crypto currency from related party	$1,185,821	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

INVESTVIEW, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 30, 2022

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

Effective April 1, 2017, we closed on a Contribution Agreement with the members of Wealth Generators, LLC, a limited liability company (“Wealth Generators”), pursuant to which the Wealth Generators members contributed 100% of the outstanding securities of Wealth Generators in exchange for an aggregate of 1,358,670,942 shares of our common stock. Following this transaction, Wealth Generators became our wholly owned subsidiary, and the former members of Wealth Generators became our stockholders and controlled the majority of our outstanding common stock.

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

Nature of Business

We operate a financial technology (FinTech) services company in several different businesses. We deliver multiple products and services through a direct selling network, also known as multi-level marketing, of independent distributors that offer our products and services through a subscription-based revenue model to our distributors, as well as by our distributors to a large base of customers that we refer to as “members”. Through this business, we provide research, education, and investment tools designed to assist the self-directed investor in successfully navigating the financial markets. These services include research and education regarding equities, options, FOREX, ETFs, binary options, and cryptocurrency. In addition to research and education, we also offer full education and software applications to assist the individual in debt reduction, increased savings, budgeting, and proper tax management. Each product subscription includes a core set of trading tools and research along with the personal finance management suite to provide an individual with complete access to the information necessary to cultivate and manage his or her financial situation. In addition to our education subscriptions, through a distribution arrangement we have with a third party, we have provided our members with an opportunity to purchase through such third party, a specialty form of adaptive digital currency called “ndau”. Through our direct selling model, we compensate our distributors with commissions under a standard bonus plan that allows for discretionary bonuses based on performance.

We also operate a blockchain technology business that provides leading-edge research, development, and FinTech services involving the management of digital asset technologies with a focus on Bitcoin mining and the new generation of digital assets. As well, in order to, among other things, commercialize on the proprietary trading platform we recently acquired from MPower Trading Systems, LLC, take advantage of the market’s increasing acceptance and expansion of the ownership and use of digital currencies as an investable asset class, subject to applicable regulatory limitations, and to proactively respond to increasing regulatory scrutiny relative to cryptocurrency products, we have adopted a growth plan that contemplates the establishment of a suite of financial service companies that will include self-directed brokerage services, institutional trade execution services, innovative advisory services (RIA, CTA), and codeless algorithmic trading technologies, which will operate under our recently formed subsidiary, Investview Financial Group Holdings, LLC (“IFGH”). Towards that end, in March 2021 we entered into an agreement to acquire a brokerage firm from an affiliate of the former Chief Executive Officer of the Company. However, having been unable to secure the requisite FINRA approval by the expiration date within the agreement, we terminated the transaction on June 14, 2022, and commenced a search for alternative acquisitions within the brokerage industry. Further, we have also recently withdrawn our state and NFA registrations associated with our wholly owned subsidiary, SAFE Management, LLC (“SAFE Management”), as we concluded there to be no material benefit to retaining an interest in a dormant investment advisor and commodity trading advisor. We plan to relaunch these services under the IFGH umbrella in the future to primarily focus on commodities and FOREX, however, most likely in conjunction with an acquisition within the brokerage industry.

INVESTVIEW, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 30, 2022

(Unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

Our policy is to prepare our financial statements on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America. Prior to September 20, 2021, we operated the Company on a March 31, fiscal year end. Effective September 30, 2021 we changed our fiscal year to December 31.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations (Regulation S-X) of the Securities and Exchange Commission (the “SEC”) and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the six months ended June 30, 2022, are not necessarily indicative of the operating results that may be expected for the filing of our December 31, 2022 Form 10-K. These unaudited condensed consolidated financial statements should be read in conjunction with the audited December 31, 2021 consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2021.

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

AS OF JUNE 30, 2022

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

Foreign Exchange

We have consolidated the accounts of Kuvera France S.A.S. into our consolidated financial statements. The operations of Kuvera France S.A.S. were conducted in France through its closure date in June of 2021 and its functional currency is the Euro. Subsequent to June 2021 we maintained a Euro bank account in France that had minimal transactions. The Euro bank account was closed in April 2022.

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

Subsequent to June 2021 and prior to the closure of the Euro bank account, we translated all transactions in our Euro bank account into USD and translated the ending bank balance into USD at the applicable exchange rate at period-end.

The following rates were used to translate our Euro bank account into USD at the following balance sheet dates.

December 31, 2021
Euro to USD	1.1371

The following rates were used to translate the accounts of Kuvera France S.A.S. into USD for the following operating periods.

	Six Months Ended June 30,
	2022	2021
Euro to USD	1.1118	1.2052

Concentration of Credit Risk

Financial instruments that potentially expose us to concentration of credit risk include cash, accounts receivable, and advances. We place our cash and temporary cash investments with credit quality institutions. At times, such investments may be in excess of the FDIC insurance limit of $250,000. As of June 30, 2022 and December 31, 2021, cash balances that exceeded FDIC limits were $19,093,199 and $19,336,350, respectively. We have not experienced significant losses relating to these concentrations in the past.

Cash Equivalents and Restricted Cash

For purposes of reporting cash flows, we consider all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. As of June 30, 2022 and December 31, 2021, we had no highly liquid debt instruments.

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the balance sheet that sum to the total of the same such amounts shown in the statement of cash flows.

	June 30, 2022	December 31, 2021
Cash and cash equivalents	$20,345,462	$30,995,283
Restricted cash, current	819,338	819,338
Restricted cash, long term	392,616	802,285
Total cash, cash equivalents, and restricted cash shown on the statement of cash flows	$21,557,416	$32,616,906

Amount included in restricted cash represent funds required to be held in an escrow account by a contractual agreement and will be used for paying dividends to our Series B Preferred Stockholders.

Receivables

Receivables are carried at net realizable value, representing the outstanding balance less an allowance for doubtful accounts based on a review of all outstanding amounts. Management determines the allowance for doubtful accounts by regularly evaluating individual receivables and receivables are written off when deemed uncollectible. Recoveries of receivables previously written off are recorded when received. We had an allowance for doubtful accounts of $719,342 as of June 30, 2022 and December 31, 2021, respectively.

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

Fixed assets were made up of the following at each balance sheet date:

	Estimated Useful Life (years)	June 30, 2022	December 31, 2021
Furniture, fixtures, and equipment	10	$72,407	$82,942
Computer equipment	3	11,739	15,241
Leasehold improvements	Remaining Lease Term	40,528	40,528
Data processing equipment	3	21,441,088	10,638,619
Construction in progress	N/A	273,296	391,583
Mining repair tools and equipment	1	13,627	-
		21,852,685	11,168,913
Accumulated depreciation		(6,670,423)	(4,486,036)
Net book value		$15,182,262	$6,682,877

Total depreciation expense for the six months ended June 30, 2022 and 2021, was $2,442,711 and $1,353,223, respectively. During the six months ended June 30, 2022 we sold assets with a total net book value of $374,999 for cash of $646,508, therefore recognized a gain on disposal of assets of $271,509. During the six months ended June 30, 2022 we disposed assets with a total net book value of $6,383, therefore recognized impairment expense of $6,383.

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

INVESTVIEW, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 30, 2022

(Unaudited)

We hold cryptocurrency-denominated assets and include them in our consolidated balance sheet as other assets. The value of our cryptocurrencies as of June 30, 2022 and December 31, 2021 were $4,215,934 ($4,080,240 current and $135,694 restricted long term) and $2,141,093 ($2,018,324 current and $122,769 restricted long term), respectively. Cryptocurrencies purchased or received for payment from customers are recorded in accordance with ASC 350-30 and cryptocurrencies awarded to the Company through its mining activities ($6,635,117 and $16,708,921 for the six months ended June 30, 2022 and 2021, respectively) are accounted for in connection with the Company’s revenue recognition policy. The use of cryptocurrencies is accounted for in accordance with the first in first out method of accounting. For the six months ended June 30, 2022 and 2021 we recorded realized gains (losses) on our cryptocurrency transactions of ($1,020,597) and ($758,758), respectively.

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

On March 22, 2021, we entered into Securities Purchase Agreement to acquire the operating assets and intellectual property rights of MPower Trading Systems LLC, a company controlled and partially owned by David B. Rothrock and James R. Bell, two of our board members (see NOTE 12). On September 3, 2021, we closed on the Securities Purchase Agreement and acquired the operating assets and intellectual property rights of MPower Trading Systems LLC. As a result, we obtained Prodigio, a proprietary software-based trading platform with applications within the brokerage industry, which was valued at $7,240,000 and recorded on our balance sheet as an intangible asset. The intangible asset will have a definite life, however, as of the date of this filing the software has not yet been placed in service, therefore a useful life had not yet been determined and no amortization was recorded during the six months ended June 30, 2022.

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

During the six months ended June 30, 2022 we impaired our fixed assets with a cost basis of $14,875 due to the lack of use. We had recorded accumulated depreciation and accumulated amortization of $8,492 for the impaired assets through the date of impairment, therefore we recorded impairment expense of $6,383 during the six months ended June 30, 2022.

During the six months ended June 30,2021 we impaired our intangible assets with a cost basis of $991,000 due to the lack of recoverability. We had recorded accumulated depreciation and accumulated amortization of $456,562 for the impaired assets through the date of impairment, therefore we recorded impairment expense of $534,438 during the six months ended June 30, 2021.

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

AS OF JUNE 30, 2022

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

Our financial instruments consist of cash, accounts receivable, accounts payable, and debt. We have determined that the book value of our outstanding financial instruments as of June 30, 2022 and December 31, 2021, approximates the fair value due to their short-term nature or interest rates that approximate prevailing market rates.

Items recorded or measured at fair value on a recurring basis in the accompanying consolidated financial statements consisted of the following items as of June 30, 2022:

	Level 1	Level 2	Level 3	Total
Total Assets	$-	$-	$-	$-

Derivative liability	$-	$-	$31,535	$31,535
Total Liabilities	$-	$-	$31,535	$31,535

Items recorded or measured at fair value on a recurring basis in the accompanying consolidated financial statements consisted of the following items as of December 31, 2021:

	Level 1	Level 2	Level 3	Total
Total Assets	$-	$-	$-	$-

Derivative liability	$-	$-	$69,371	$69,371
Total Liabilities	$-	$-	$69,371	$69,371

Revenue Recognition

Subscription Revenue

Most of our revenue is generated by subscription sales and payment is received at the time of purchase. We recognize subscription revenue in accordance with ASC 606-10 where revenue is measured based on a consideration specified in a contract with a customer and recognized when we satisfy the performance obligation specified in each contract. Our performance obligation is to provide services over a fixed subscription period; therefore, we recognize revenue ratably over the subscription period and deferred revenue is recorded for the portion of the subscription period subsequent to each reporting date. Additionally, we offer a designated trial period to first time subscription customers, during which a full refund can be requested if a customer does not wish to continue with the subscription. Revenues are deferred during the trial period as collection is not probable until that time has passed. Revenues are presented net of refunds, sales incentives, credits, and known and estimated credit card chargebacks. As of June 30, 2022 and December 31, 2021 our deferred revenues were $2,659,069 and $3,288,443, respectively.

INVESTVIEW, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 30, 2022

(Unaudited)

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

Cryptocurrency Revenue

We generate revenue from the sale of cryptocurrency packages to our customers through an arrangement with third-party suppliers. The various packages include different amounts of coin with differing rates of returns and terms and, in some cases prior to January 2022, include a product protection option that allows the purchaser to protect their initial purchase price. The protection allows the purchaser to obtain 50% of their purchase price at five years or 100% of their purchase price at ten years. Both the coin and the protection option are delivered by third-party suppliers.

We recognize cryptocurrency revenue in accordance with ASC 606-10 where revenue is measured based on a consideration specified in a contract with a customer and recognized when we satisfy the performance obligation specified in each contract. Our performance obligation is to arrange for the third-parties to provide coin and protection (if applicable) to our customers and payment is received from our customers at the time of order placement. All customers are given two weeks to request a refund, therefore we record a customer advance on our balance sheet upon receipt of payment. After the two weeks have passed from order placement, we request our third-party suppliers to deliver coin and protection (if applicable), at which time we recognize revenue and the amounts due to our suppliers on our books. As of June 30, 2022 and December 31, 2021 our customer advances related to cryptocurrency revenue were $301,399 and $75,702, respectively.

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

Miner Repair Revenue

Through our wholly owned subsidiary, SAFETek, LLC, we repair broken mining equipment for sale to third-party customers. We recognize miner repair revenue in accordance with ASC 606-10 where revenue is measured based on a consideration specified in a contract with a customer and recognized when we satisfy the performance obligation specified in each contract. Our performance obligation is to deliver the promised goods to our customers.

Digital Wallet Revenue

We generate revenue from the sale of digital wallets to our customers through an arrangement with a third-party supplier. We offer three tiers of wallets which include different features. The digital wallets are delivered by a third-party supplier.

We recognize digital wallet revenue in accordance with ASC 606-10 where revenue is measured based on a consideration specified in a contract with a customer and recognized when we satisfy the performance obligation specified in each contract. Our performance obligation is to arrange for the third-parties to provide the wallet to our customers and payment is received from our customers at the time of order placement.

INVESTVIEW, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 30, 2022

(Unaudited)

Revenue generated for the six months ended June 30, 2022 is as follows:

	Subscription Revenue	Cryptocurrency Revenue	Mining Revenue	Miner Repair Revenue	Digital Wallet Revenue	Total
Gross billings/receipts	$26,448,766	$1,874,382	$6,635,117	$80,110	$7,157	$35,045,532
Refunds, incentives, credits, and chargebacks	(1,613,557)	-	-	-	-	(1,613,557)
Amounts paid to providers	-	(917,006)	-	-	(1,289)	(918,295)
Net revenue	$24,835,209	$957,376	$6,635,117	$80,110	$5,868	$32,513,680

For the six months ended June 30, 2022 foreign and domestic revenues were approximately $21.9 million and $10.6 million, respectively.

Revenue generated for the six months ended June 30, 2021 is as follows:

	Subscription Revenue	Cryptocurrency Revenue	Mining Revenue	Fee Revenue	Total
Gross billings/receipts	$19,939,584	$17,752,763	$16,708,921	$2,032	$54,403,300
Refunds, incentives, credits, and chargebacks	(1,140,170)	-	-	-	(1,140,170)
Amounts paid to providers	-	(10,582,595)	-	-	(10,582,595)
Net revenue	$18,799,414	$7,170,168	$16,708,921	$2,032	$42,680,535

For the six months ended June 30, 2021 foreign and domestic revenues were approximately $19.4 million and $23.3 million, respectively.

Revenue generated for the three months ended June 30, 2022 is as follows:

	Subscription Revenue	Cryptocurrency Revenue	Mining Revenue	Miner Repair Revenue	Digital Wallet Revenue	Total
Gross billings/receipts	$11,754,793	$1,035,960	$3,058,144	$80,110	$7,157	$15,936,164
Refunds, incentives, credits, and chargebacks	(650,254)	-	-	-	-	(650,254)
Amounts paid to providers	-	(519,000)	-	-	(1,289)	(520,289)
Net revenue	$11,104,539	$516,960	$3,058,144	$80,110	$5,868	$14,765,621

For the three months ended June 30, 2022 foreign and domestic revenues were approximately $9.9 million and $4.9 million, respectively.

Revenue generated for the three months ended June 30, 2021 is as follows:

	Subscription Revenue	Cryptocurrency Revenue	Mining Revenue	Fee Revenue	Total
Gross billings/receipts	$11,532,061	$15,875,577	$8,371,562	$-	$35,779,200
Refunds, incentives, credits, and chargebacks	(682,364)	-	-	-	(682,364)
Amounts paid to providers	-	(9,470,271)	-	-	(9,470,271)
Net revenue	$10,849,697	$6,405,306	$8,371,562	$-	$25,626,565

For the three months ended June 30, 2021 foreign and domestic revenues were approximately $11.8 million and $13.8 million, respectively.

Advertising, Selling, and Marketing Costs

We expense advertising, selling, and marketing costs as incurred. Advertising, selling, and marketing costs include costs of promoting our product worldwide, including promotional events. Advertising, selling, and marketing expenses for the six months ended June 30, 2022 and 2021, totaled $35,265 and $67,500, respectively.

INVESTVIEW, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 30, 2022

(Unaudited)

Cost of Sales and Service

Included in our costs of sales and services are amounts paid to our trading and market experts that provide financial education content and tools to our subscription customers, hosting fees that we pay to vendors to set up our mining equipment at third-party sites in order to generate mining revenue, and the costs associated with our miner repair revenue. Costs of sales and services for the six months ended June 30, 2022 and 2021, totaled $3,728,481 and $5,084,659, respectively.

Inventory

Inventory consists of raw materials and work in process to be sold as part of our miner repair revenue. Inventory is valued at the lower of cost or net realizable value using the first-in, first-out (FIFO) method and is inclusive of any shipping and tax costs.

Inventory was made up of the following at each balance sheet date:

	June 30, 2022	December 31, 2021
Raw materials	$226,503	$-
Work in process	73,323	-
Finished goods	-	-
Total inventory	$299,826	$-

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

The following table illustrates the computation of diluted earnings per share for the three months ended June 30, 2021. Due to the net loss for the three months ended June 30, 2022 there were 1,036,428,571 potentially dilutive securities that were excluded from the diluted income per common share computation, as the effect of including these shares would be antidilutive.

June 30, 2021
Net income (loss)	$8,772,658
Less: preferred dividends	(204,835)
Add: interest expense on convertible debt	244,451
Net income available to common shareholders (numerator)	$8,812,274

Basic weighted average number of common shares outstanding	2,987,735,892
Dilutive impact of warrants	552,618
Dilutive impact of convertible notes	551,370,321
Dilutive impact of non-voting membership interest	-
Diluted weighted average number of common shares outstanding (denominator)	3,539,658,831

Diluted income per common share	$0.00

INVESTVIEW, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 30, 2022

(Unaudited)

The following table illustrates the computation of diluted earnings per share for the six months ended June 30, 2022 and 2021, where no potentially dilutive securities were excluded from the computation:

	June 30, 2022	June 30, 2021
Net income (loss)	$2,279,321	$13,714,219
Less: preferred dividends	(409,670)	(329,341)
Add: interest expense on convertible debt	469,884	470,591
Net income available to common shareholders (numerator)	$2,339,535	$13,855,469

Basic weighted average number of common shares outstanding	2,714,986,787	3,111,918,706
Dilutive impact of warrants	-	329,346
Dilutive impact of convertible notes	471,428,571	513,690,763
Dilutive impact of non-voting membership interest	565,000,000	-
Diluted weighted average number of common shares outstanding (denominator)	3,751,415,358	3,625,938,815

Diluted income per common share	$0.00	$0.00

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

During the six months ended June 30, 2022 we reported $4,491,640 in cash provided by operating activities, $5,883,951 of income from operations, and net income of $2,279,321. As of June 30, 2022 we have cash and cash equivalents of $20,345,462 and a working capital balance of $15,509,390. As of June 30, 2022 our unrestricted cryptocurrency balance was reported at a cost basis of $4,080,240. Management does not believe there are any liquidity issues as of June 30, 2022.

INVESTVIEW, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 30, 2022

(Unaudited)

NOTE 5 – RELATED-PARTY TRANSACTIONS

Our related-party payables consisted of the following:

	June 30, 2022	December 31, 2021
Convertible Promissory Note entered into on 4/27/20, net of debt discount of $1,017,716 as of June 30, 2022 [1]	$282,284	$239,521
Convertible Promissory Note entered into on 5/27/20, net of debt discount of $552,540 as of June 30, 2022 [2]	147,465	124,149
Convertible Promissory Note entered into on 11/9/20, net of debt discount of $1,075,434 as of June 30, 2022 [3]	224,561	198,187
Promissory note entered into on 12/15/20 [4]	-	80,322
Convertible Promissory Note entered into on 3/30/21 [5]	-	476,670
Working Capital Promissory Note entered into on 3/22/21 [6]	1,201,267	1,200,607
Total related-party debt	1,855,578	2,319,456
Less: Current portion	(1,201,267)	(1,832,642)
Related-party debt, long term	$654,310	$486,814

[1]	On April 27, 2020, we received proceeds of $1,300,000 from DBR Capital, LLC, an entity controlled by members of our Board of Directors, and entered into a convertible promissory note. The note is secured by shares held by officers and majority shareholders of the Company. The note bears interest at 20% per annum, payable monthly, and the principal is due and payable on April 27, 2030. Per the original terms of the agreement the note was convertible into common stock at a conversion price of $0.01257 per share, which was amended on November 9, 2020 to reduce the conversion price to $0.007 per share. At inception we recorded a beneficial conversion feature and debt discount of $1,300,000. During the three months ended June 30, 2022, we recognized $64,430 of the debt discount into interest expense, as well as expensed an additional $130,008 of interest expense on the note, all of which was repaid during the period.

[2]	On May 27, 2020, we received proceeds of $700,000 from DBR Capital, LLC, an entity controlled by members of our Board of Directors, and entered into a convertible promissory note. The note is secured by shares held by officers and majority shareholders of the Company. The note bears interest at 20% per annum, payable monthly, and the principal is due and payable on April 27, 2030. Per the original terms of the agreement the note was convertible into common stock at a conversion price of $0.01257 per share, which was amended on November 9, 2020 to reduce the conversion price to $0.007 per share. At inception we recorded a beneficial conversion feature and debt discount of $700,000. During the six months ended June 30, 2022, we recognized $34,981 of the debt discount into interest expense as well as expensed an additional $70,002 of interest expense on the note, all of which was repaid during the period.

[3]	On November 9, 2020, we received proceeds of $1,300,000 from DBR Capital, LLC, an entity controlled by members of our Board of Directors, and entered into a convertible promissory note. The note is secured by shares held by officers and majority shareholders of the Company. The note bears interest at 38.5% per annum, made up of a 25% interest rate per annum and a facility fee of 13.5% per annum, payable monthly beginning February 1, 2021, and the principal is due and payable on April 27, 2030. Per the terms of the agreement the note is convertible into common stock at a conversion price of $0.007 per share. At inception we recorded a beneficial conversion feature and debt discount of $1,300,000. During the six months ended June 30, 2022, we recognized $68,084 of the debt discount into interest expense as well as expensed an additional $150,248 of interest expense on the note, all of which was repaid during the period.

[4]	On December 15, 2020, we received proceeds of $154,000 from Wealth Engineering, an entity controlled by members of our management team and Board of Directors, and entered into a promissory note for $600,000. The term of the note requires monthly repayments of $20,000 per month for 30 months. At inception we recorded a debt discount of $446,000 representing the difference between the cash received and the total amount to be repaid. During the six months ended June 30, 2022, we recognized the remaining $259,678 of the debt discount into interest expense and repaid the remaining $340,000 of the debt.

[5]	Effective March 30, 2021, we restructured a $1,000,000 promissory note with $200,000 of accrued interest, along with a $350,000 short-term advance, with Joseph Cammarata, our then Chief Executive Officer. The new note had a principal balance of $1,550,000, had a 5% interest rate, and was convertible at $0.02 per share. As a result of the fixed conversion price we recorded a beneficial conversion feature and debt discount of $1,550,000 on March 30, 2021, which was equal to the face value of the note. Effective September 21, 2021, we entered into an amendment to the note to extend the due date to September 30, 2022, allow for partial conversions, and change the conversion price to $0.008 per share. As the terms of the note changed substantially, we accounted for the amendment as an extinguishment and new note. Through September 21, 2021 we recognized $738,904 of the initial debt discount into interest expense, removed $806,849 of the remaining debt discount from the books, recorded a beneficial conversion feature due to the fixed conversion price and a debt discount of $1,550,000, which was equal to the face value of the amended note, and recorded a net $743,151 into additional paid in capital as a gain due to the extinguishment transaction being between related parties and thus a capital transaction. During the six months ended June 30, 2022, we recognized the remaining $1,131,417 of the $1,550,000 debt discount into interest expense. Also, during the six months ended June 30, 2022, we expensed $19,626 of interest expense on the debt. During February 2022, we provided 30 days’ notice of our intent to retire and repay the Cammarata Note in cash. Having not timely received a properly executed conversion notice within the proscribed period, and citing certain other damages incurred by us arising from Mr. Cammarata’s legal proceedings, on March 30, 2022, we tendered to Mr. Cammarata cash payment in full for the Cammarata Note. As of the date of this filing, Mr. Cammarata has not yet accepted our tender of the cash payment, and instead has asserted his entitlement to exercise his right to convert the Cammarata Note into our common shares. At June 30, 2022, we canceled the $1.6 million check issued to Mr. Cammarata and recorded the amount due in accrued liabilities.

INVESTVIEW, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 30, 2022

(Unaudited)

[6]	On March 22, 2021, we entered into Securities Purchase Agreements to purchase 100% of the operating assets of SSA Technologies LLC, an entity that owns and operates a FINRA-registered broker-dealer. SSA is controlled and partially owned by Joseph Cammarata, our former Chief Executive Officer. Commencing upon execution of the agreements and through the closing of the transactions, we agreed to provide certain transition service arrangements to SSA. In connection with the transactions, we entered into a Working Capital Promissory Note with SSA under which SSA was to have advanced to us up to $1,500,000 before the end of 2021; however, SSA has only provided advances of $1,200,000 to date. The note bears interest at the rate of 0.11% per annum therefore we recognized $660 worth of interest expense on the loan during the six months ended June 30, 2022. The note was due and payable by January 31, 2022; however, has not yet been repaid as we consider our legal options in light of SSA’s failure to complete its funding obligations. The note was to have been secured by the pledge of 12,000,000 shares of our common stock; however, it remains unsecured as the pledge of shares was not implemented at the closing of the loan.

In addition to the above-mentioned related-party lending arrangements, during the six months ended June 30, 2022, we entered into a Separation and Release Agreement (the “Separation Agreements”) with Mario Romano and Annette Raynor, two of the Company’s founders and former members of management and the Board of Directors, and Wealth Engineering, LLC, an affiliate of Mr. Romano and Ms. Raynor. Under the Separation Agreements, Mr. Romano and Ms. Raynor resigned their positions as officers and directors of the Company effective immediately upon execution of the Separation Agreements as they each transitioned to the roles of strategic advisors to the Company. In conjunction with the Separation Agreements Mr. Romano and Ms. Raynor forfeited 75,000,000 shares each, which were returned to the Company and cancelled, and we repurchased a total of 43,101,939 shares from Mr. Romano and Ms. Raynor in exchange for cash of $1,724,008, which was paid to federal and state taxing authorities on behalf of Wealth Engineering, LLC as payment for the estimated federal and state taxes that Wealth Engineering, LLC may be subject to in connection with the vesting of 63,333,333 Company restricted shares that vested on July 22, 2021 (see NOTE 9).

In addition to the above-mentioned related-party lending arrangements, during the six months ended June 30, 2021, we recorded 69,833,334 shares as forfeited as a result of 1) our Chief Financial Officer returning 1,300,000 shares to the Company prior to their vesting date and 2) our senior management team and board of directors unanimously agreeing to surrender and terminate an aggregate of 68,533,334 outstanding unvested restricted shares and 218,500,000 ungranted shares in exchange for the issuance of options to purchase 360,416,665 shares (see NOTE 9).

In addition to the above-mentioned related-party lending arrangements, during the six months ended June 30, 2021 DBR Capital LLC elected to contribute 77,000 ndau coins to us. These coins were valued as of the day of receipt at $1,185,792 and are recorded as an addition to Additional Paid in Capital. The contribution of these coins to the Company by DBR Capital, LLC was in recognition of the recent reorganization of the executive management team and Board of Directors of Investview, and to avoid the appearance of any potential conflicts of interest associated with a worldwide marketing and distribution arrangement between Oneiro and DBR Capital LLC in which DBR Capital is entitled to certain performance fees from Oneiro for worldwide sales of ndau introduced by DBR Capital, including purchases by Investview or any affiliates of Investview. The performance fee is determined as a commission on sales, with a floating range between 5% to 10% of sales, on aggregate sales ranging from $1 million to over $40 million. The performance fee is to be paid in ndau coins. During the most recent year ended December 31, 2021, DBR Capital earned a performance fee in connection with sales by Oneiro to Investview of approximately 77,000 ndau coins, which it elected to contribute to the Company effective as of April 1, 2022. DBR Capital has agreed to continue to renounce and assign to the Company for its discretionary use, its rights in and to any further performance fees related to ndau sales by Oneiro for so long as Mr. Rothrock remains either an executive officer or director of the Company.

NOTE 6 – DEBT

Our debt consisted of the following:

	June 30, 2022	December 31, 2021
Loan with the U.S. Small Business Administration dated 4/19/20 [1]	$541,096	$531,798
Long term notes for APEX lease buyback [2]	9,400,108	10,870,861
Total debt	9,941,204	11,402,659
Less: Current portion	(2,909,513)	(2,947,013)
Debt, long term portion	$7,031,691	$8,455,646

[1]	In April 2020 we received proceeds of $500,000 from a loan entered into with the U.S. Small Business Administration. Under the terms of the loan interest is to accrue at a rate of 3.75% per annum and installment payments of $2,437 monthly will begin twelve months from the date of the loan, with all interest and principal due and payable thirty years from the date of the loan. During the six months ended June 30, 2022 we recorded $9,298 worth of interest on the loan.

[2]	During the year ended March 31, 2021 we entered into notes with third parties for $19,089,500 in exchange for the cancellation of APEX leases previously entered into, which resulted in our purchase of all rights and obligations under the leases. We agreed to settle a portion of the debt during the year ended March 31, 2021, at a discount to the original note terms offered, by making lump sum payments, issuing shares of our common stock, issuing shares of our preferred stock, and issuing cryptocurrency. The remaining notes are all due December 31, 2024 and have a fixed monthly payment that is equal to 75% of the face value of the note, divided by 48 months. The monthly payments began the last day of January 2021 and continue until December 31, 2024 when the last monthly payment will be made, along with a balloon payment equal to 25% of the face value of the note, to extinguish the debt. During the six months ended June 30, 2022 we repaid a portion of the debt with cash payments of $479,703 and issuances of cryptocurrency valued at $991,050.

INVESTVIEW, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 30, 2022

(Unaudited)

NOTE 7 – DERIVATIVE LIABILITY

During the six months ended June 30, 2022, we had the following activity in our derivative liability account relating to our warrants:

Derivative liability at December 31, 2021	$69,371
Derivative liability recorded on new instruments	-
Derivative liability reduced by warrant exercise (see NOTE 7)	-
(Gain) loss on fair value	(37,836)
Derivative liability at June 30, 2022	$31,535

We use the binomial option pricing model to estimate fair value for those instruments at inception, at warrant exercise, and at each reporting date. During the six months ended June 30, 2022, the assumptions used in our binomial option pricing model were in the following range:

Risk free interest rate	2.99 - 2.99%
Expected life in years	3.09 - 4.00
Expected volatility	183% - 205%

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

At commencement of the Eatontown Lease, right-of-use assets obtained in exchange for new operating lease liabilities amounted to $110,097. We have the option to extend the three-year lease term of the Eatontown Lease for a period of one year. In addition, we are obligated to pay twelve monthly installments to cover an annual utility charge of $1.75 per rentable square foot for electric usage within the demised premises. As the lessor has the right to digitally meter and charge us accordingly, these payments were deemed variable and will be expensed as incurred. During the six months ended June 30, 2022 the variable lease costs amounted to $1,662.

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

INVESTVIEW, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 30, 2022

(Unaudited)

At date of acquisition of the Haverford lease, right-of-use assets and lease liabilities obtained amounted to $125,522 and $152,961, respectively. The term of the Haverford lease expires on December 31, 2022.

Operating lease expense was $125,507 for the six months ended June 30, 2022. Operating cash flows used for the operating leases during the six months ended June 30, 2022 was $141,510. As of June 30, 2022, the weighted average remaining lease term was 0.90 years and the weighted average discount rate was 12%.

Future minimum lease payments under non-cancellable leases as of June 30, 2022 were as follows:

Remainder of 2022	$121,710
2023	57,045
Total	178,755
Less: Interest	(7,532)
Present value of lease liability	171,223
Operating lease liability, current [1]	(170,961)
Operating lease liability, long term	$262

[1]	Represents lease payments to be made in the next 12 months.

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

During the six months ended June 30, 2021 we sold 196,638 units for a total of $4,915,950: 78,413 units for cash proceeds of $3,640,550, 1,598 units for bitcoin proceeds of $39,950, and 49,418 units for debt of $1,235,450. In conjunction with the sale of the units we issued 196,638 shares of Series B Preferred Stock and granted 983,190 warrants during the period.

As of June 30, 2022 and December 31, 2021, we had 252,192 shares of preferred stock issued and outstanding.

Preferred Stock Dividends

During the six months ended June 30, 2022, we recorded $409,670 for the cumulative cash dividends due to the shareholders of our Series B Preferred Stock. We made payments of $313,643 in cash and issued $84,855 worth of cryptocurrency to reduce the amounts owed. As a result, we recorded $230,877 as a dividend liability on our balance sheet as of June 30, 2022.

Common Stock

During the six months ended June 30, 2022, we cancelled 219,833,334 shares that had been issued but were forfeited by choice or as a result of certain forfeiture conditions (see NOTE 5). As a result, we decreased common stock by $219,834 and increased additional paid in capital by the same. As of the date of this filing, 33,333,333 shares of common stock forfeited during the nine months ended December 31, 2021 had not yet been physically cancelled due to administrative delays. All forfeited shares have been deemed cancelled as of June 30, 2022. Also, during the six months ended June 30, 2022, we repurchased 43,101,939 shares from members of our then Board of Directors in exchange for cash of $1,724,008 to pay for tax withholdings (see NOTE 5).

INVESTVIEW, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 30, 2022

(Unaudited)

During the six months ended June 30, 2021, we cancelled 255,000,000 shares that had been issued but were subject to certain forfeiture conditions. As a result of the forfeiture, we decreased common stock by $255,000 and increased additional paid in capital by the same. Also, during the six months ended June 30, 2021, we issued 11,500,000 shares of common stock for services and compensation and recognized a total of $989,391 in stock-based compensation based on grant date fair values and vesting terms of the awards granted in the current and prior periods. We also issued 64,340 shares of common stock as a result of warrants exercised, resulting in proceeds of $6,434.

As of June 30, 2022 and December 31, 2021, we had 2,641,275,489 and 2,904,210,762 shares of common stock issued and outstanding, respectively.

Options

During the six months ended June 30, 2022, we undertook to restructure unvested incentive equity awards previously granted to our senior leadership team. The Company’s senior management team and board of directors unanimously agreed to surrender and terminate an aggregate of 68,533,334 outstanding unvested restricted shares and 218,500,000 ungranted shares in exchange for the issuance of options to purchase 360,416,665 shares, vesting in equal amounts over a five-year period, at an exercise price of $0.05 per share. The third-party valuation firm we engaged to value these options utilized the Black Scholes Model to value these options and the expense related to these options is being recognized over their vesting terms. Total stock compensation expense for the six months ended June 30, 2022, was $113,281.

Warrants

Transactions involving our warrants are summarized as follows:

Weighted
	Number of	Average
	Shares	Exercise Price
Warrants outstanding at December 31, 2021	1,178,320	$0.10
Granted	-	$-
Canceled/Expired	-	$-
Exercised	-	$-
Warrants outstanding at June 30, 2022	1,178,320	$0.10

Details of our warrants outstanding as of June 30, 2022 is as follows:

Exercise Price	Warrants Outstanding	Warrants Exercisable	Weighted Average Contractual Life (Years)
$0.10	1,178,320	1,178,320	3.90

Class B Units of Investview Financial Group Holdings, LLC

As of June 30, 2022 and December 31, 2021 there were 565,000,000 Units of Class B Investview Financial Group Holdings, LLC issued and outstanding. These units were issued as consideration for the purchase of operating assets and intellectual property rights of MPower Trading Systems, LLC, a company controlled and partially owned by David B. Rothrock and James R. Bell, two of our board members (see NOTE 12). The Class B Redeemable Units have no voting rights but can be exchanged at any time, within 5 years from the date of issuance, for 565,000,000 shares of our common stock on a one-for-one basis and are subject to significant restrictions upon resale through 2025 under the terms of a lock up agreement. The fair value of the consideration at the if-converted market value of the common shares was $58.9 million based on the closing market price of $0.1532 on the closing date of September 3, 2021, as discounted from $86.6 million by 32% (or $27.7 million) to reflect the significant lock up period.

INVESTVIEW, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 30, 2022

(Unaudited)

NOTE 10 – COMMITMENTS AND CONTINGENCIES

Legal Proceedings

In the ordinary course of business, we may be, or have been, involved in legal proceedings. During the six months ended June 30, 2022 we were not involved in any material legal proceedings, however, during November 2021 we received a subpoena from the United States Securities and Exchange Commission (“SEC”) for the production of documents. We have reason to believe that the focus of the SEC’s inquiry involves whether certain federal securities laws were violated in connection with, among other things, the offer and sale of cryptocurrency products and the operation of our subscription-based multi-level marketing business now known as iGenius. In the subpoena, the SEC advised that the investigation does not mean that the SEC has concluded that we or anyone else has violated federal securities laws and or any other law. We believe that we have complied at all times with the federal securities laws. However, we are aware of the evolving SEC commentary and rulemaking process relative to the characterization of cryptocurrency products under federal securities laws that is sweeping through a large number of businesses that operate within the cryptocurrency sector. We intend to cooperate fully with the SEC’s investigation and will continue to work with outside counsel to review the matter.

We generate revenue from the sale of cryptocurrency packages to our customers through an arrangement with third-party suppliers, certain of which, until January 2022, included a product protection option provided by a third-party provider. According to marketing and legal documents provided by such third-party provider, the product protection would allow the purchaser to protect its initial purchase price by obtaining 50% of its purchase price at five years or 100% of its purchase price at ten years. In January 2022, we suspended any further offering of the product protection option in the cryptocurrency packages after the third-party provider was unable to comply with our standard vendor compliance protocols, citing certain offshore confidentiality entitlements. That suspension will remain in place until we are able to further validate the continued integrity of the product protection and the vendor’s ability to honor its commitments to our members. See Part II, Item 1A. “Risk Factors” beginning on page 29 of this report.

NOTE 11 – INCOME TAXES

For the periods ended June 30, 2022, and June 30, 2021, the Company used a discrete effective tax rate method for recording income taxes, as compared to an estimated full year annual effective tax rate method, as an estimate of the annual effective tax rate cannot be made.

Provision for income taxes for the three and six months ended June 30, 2022 was $635,745 and $641,745, respectively, resulting in an effective tax rate of 118.60% and 21.97%, respectively. Provision for income taxes for the three and six months ended June 30, 2021 was $3,189 and $146,192, respectively, resulting in an effective tax rate of 0.1% and 1.1%, respectively. The provision for income taxes was primarily impacted by pretax book income, permanent differences, and by the change in valuation allowance on deferred tax assets.

NOTE 12 – ACQUISITION & NONCONTROLLING INTEREST IN SUBSIDIARY

On March 22, 2021, we entered into a Securities Purchase Agreement to purchase the operating assets and intellectual property rights of MPower Trading Systems, LLC, a company controlled and partially owned by David B. Rothrock and James R. Bell, two of our board members, in exchange for 565,000,000 nonvoting Class B Units of Investview Financial Group Holdings, LLC (“Units”). This acquisition closed on September 3, 2021, and we acquired an office lease, furniture and fixtures, and Prodigio, a proprietary software-based trading platform with applications in the brokerage industry. The Units can be exchanged at any time, within 5 years from the date of issuance, for 565,000,000 shares of our common stock on a one-for-one basis and are subject to a 44 month lock up period. The fair value of the consideration at the if-converted market value of the common shares was $58.9 million based on the closing market price of $0.1532 on the closing date of September 3, 2021, as discounted from $86.6 million by 32% (or $27.7 million) to reflect the significant lock up period.

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

NOTE 13 – SUBSEQUENT EVENTS

In accordance with ASC Topic 855, Subsequent Events, we have evaluated subsequent events through the date of this filing and have determined that there are no subsequent events that require disclosure other than the following:

Effective August 12, 2022 we entered into a Fourth Amendment to the Amended and Restated Securities Purchase Agreement dated as of November 9, 2020. The new amendment changes the deadlines for the fourth and fifth closings under the Agreement from December 31, 2022, to December 31, 2024.

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

Business Overview

We operate a financial technology (FinTech) services company in several different businesses. We deliver multiple products and services through a direct selling network, also known as multi-level marketing, of independent distributors that offer our products and services through a subscription-based revenue model to our distributors, as well as by our distributors to a large base of customers that we refer to as “members”. Through this business, we provide research, education, and investment tools designed to assist the self-directed investor in successfully navigating the financial markets. These services include research and education regarding equities, options, FOREX, ETFs, binary options, and cryptocurrency. In addition to research and education, we also offer full education and software applications to assist the individual in debt reduction, increased savings, budgeting, and proper tax management. Each product subscription includes a core set of trading tools and research along with the personal finance management suite to provide an individual with complete access to the information necessary to cultivate and manage his or her financial situation. In addition to our education subscriptions, through a distribution arrangement we have with a third party, we have provided our members with an opportunity to purchase through such third party, a specialty form of adaptive digital currency called “ndau”. Through our direct selling model, we compensate our distributors with commissions under a standard bonus plan that allows for discretionary bonuses based on performance.

We also operate a blockchain technology business that provides leading-edge research, development, and FinTech services involving the management of digital asset technologies with a focus on Bitcoin mining and the new generation of digital assets. As well, in order to, among other things, commercialize on the proprietary trading platform we recently acquired from MPower Trading Systems, LLC, take advantage of the market’s increasing acceptance and expansion of the ownership and use of digital currencies as an investable asset class, subject to applicable regulatory limitations, and to proactively respond to increasing regulatory scrutiny relative to cryptocurrency products, we have adopted a growth plan that contemplates the establishment of a suite of financial service companies that will include self-directed brokerage services, institutional trade execution services, innovative advisory services (RIA, CTA), and codeless algorithmic trading technologies, which will operate under our recently formed subsidiary, Investview Financial Group Holdings, LLC (“IFGH”). Towards that end, in March 2021 we entered into an agreement to acquire a brokerage firm from an affiliate of the former Chief Executive Officer of the Company. However, having been unable to secure the requisite FINRA approval by the expiration date within the agreement, we terminated the transaction on June 14, 2022, and commenced a search for alternative acquisitions within the brokerage industry. Further, we have also recently withdrawn our state and NFA registrations associated with our wholly owned subsidiary, SAFE Management, LLC (“SAFE Management”), as we concluded there to be no material benefit to retaining an interest in a dormant investment advisor and commodity trading advisor. We plan to relaunch these services under the IFGH umbrella in the future to primarily focus on commodities and FOREX, however, most likely in conjunction with an acquisition within the brokerage industry.

Results of Operations

Three Months Ended June 30, 2022 Compared to Three Months Ended June 30, 2021

Revenues

	Three Months Ended June 30,		Increase
	2022	2021	(Decrease)
	(unaudited)	(unaudited)
Subscription revenue, net of refunds, incentives, credits, and chargebacks	$11,104,539	$10,849,697	$254,842
Mining revenue	3,058,144	8,371,562	(5,313,418)
Cryptocurrency revenue	516,960	6,405,306	(5,888,346)
Miner repair revenue	80,110	-	80,110
Digital wallet revenue	5,868	-	5,868
Total revenue, net	$14,765,621	$25,626,565	$(10,860,944)

Revenue, net, decreased $10,860,944, or 42%, from $25,626,565 for the three months ended June 30, 2021, to $14,765,621 for the three months ended June 30, 2022. The decrease can be explained by $5.3 million and $5.8 million decreases in our mining revenue and cryptocurrency revenue, respectively, offset by a $255 thousand increase in our net subscription revenue. The $255 thousand (2%) increase in subscription revenue was due to significant product enhancements and expansion into new markets globally, resulting in substantial growth in our membership; the $5.3 million (63%) decrease in mining revenue was a result of the decrease in the value of Bitcoin and an increase in the Bitcoin mining difficulty levels, as well as, older and less efficient Bitcoin mining equipment taken offline for repairs during the period; and the $5.8 million decrease in cryptocurrency revenue was due to an overall decrease in the number of sales of NDAU.

Operating Costs and Expenses

	Three Months Ended June 30,		Increase
	2022	2021	(Decrease)
	(unaudited)	(unaudited)
Cost of sales and service	$1,898,140	$2,186,152	$(288,012)
Commissions	6,445,793	8,782,421	(2,336,628)
Selling and marketing	23,511	39,849	(16,338)
Salary and related	1,641,345	1,372,325	269,020
Professional fees	770,345	661,884	108,461
Impairment expense	6,383	-	6,383
Loss (gain) on disposal of assets	(247,209)	-	(247,209)
General and administrative	2,627,884	2,046,484	581,400
Total operating costs and expenses	$13,166,192	$15,089,115	$(1,922,923)

Operating costs decreased $1,922,923, or 13%, from $15,089,115 for the three months ended June 30, 2021, to $13,166,192 for the three months ended June 30, 2022. We experienced a decrease in commissions of $2.3 million, which was a result of decreases in our cryptocurrency revenue, a decrease in our cost of sales and services of $288 thousand due to the relocation of our miners and a related decrease in our mining costs that included hosting, electrical and power costs, and a $247 thousand increase in gain on disposal of assets, where in the current period we sold assets with a total net book value of $371 thousand for cash of $618 thousand, with no similar sales occurring in the prior period. These decreases were offset by an increase in salary and related of $269 thousand as a result of general growth in the company, an increase in professional fees of $108 thousand due to higher legal fees, and an increase in general and administrative costs of $581 thousand which was mainly driven by depreciation, as we purchased and deployed additional mining equipment during the current period, partially offset by lower banking fees.

Other Income and Expenses

	Three Months Ended June 30,
	2022	2021	Change
	(unaudited)	(unaudited)
Gain (loss) on debt extinguishment	$455	$4,001	$(3,546)
Gain (loss) on fair value of derivative liability	61,679	236,648	(174,969)
Realized gain (loss) on cryptocurrency	(837,808)	(1,282,970)	445,162
Interest expense	(4,675)	(5,934)	1,246
Interest expense, related parties	(309,669)	(759,686)	450,017
Other income (expense)	26,626	46,338	(19,712)
Total other income (expense)	$(1,063,392)	$(1,761,603)	$698,211

We recorded other expense of $1,063,392 for the three months ended June 30, 2022, which was a difference of $698,211, or 40%, from the prior period other expense of $1,761,603. The change is due to a realized loss recorded on cryptocurrency in the current period of $837 thousand compared to a realized loss of $1.3 million in the prior period, plus related party interest expense recorded in current period versus the prior period ($310 thousand for the three months ended June 30, 2022 compared to $760 thousand for the three months ended June 30, 2021), offset by a gain on fair value of derivative liability in the current period of $62 thousand compared to a gain of $237 thousand in the prior period.

Six Months Ended June 30, 2022 Compared to Six Months Ended June 30, 2021

Revenues

	Six Months Ended June 30,		Increase
	2022	2021	(Decrease)
	(unaudited)	(unaudited)
Subscription revenue, net of refunds, incentives, credits, and chargebacks	$24,835,209	$18,799,414	$6,035,795
Mining revenue	6,635,117	16,708,921	(10,073,804)
Cryptocurrency revenue	957,376	7,170,168	(6,212,792)
Miner repair revenue	80,110	-	80,110
Digital wallet revenue	5,868	-	5,868
Fee revenue	-	2,032	(2,032)
Total revenue, net	$32,513,680	$42,680,535	$(10,166,855)

Revenue, net, decreased $10,166,855, or 24%, from $42,680,535 for the six months ended June 30, 2021, to $32,513,680 for the six months ended June 30, 2022. The decrease can be explained by $10.1 million and $6.2 million decreases in our mining revenue and cryptocurrency revenue, respectively, offset by a $6.0 million increase in our net subscription revenue. The $6.0 million (32%) increase in subscription revenue was due to significant product enhancements and expansion into new markets globally, resulting in substantial growth in our membership; the $10.1 million (60%) decrease in mining revenue was a result of the decrease in the value of Bitcoin and an increase in the Bitcoin mining difficulty levels, as well as, older and less efficient Bitcoin mining equipment taken offline for repairs during the period; and the $6.2 million decrease in cryptocurrency revenue was due to an overall decrease in the number of sales of NDAU.

Operating Costs and Expenses

	Six Months Ended June 30,		Increase
	2022	2021	(Decrease)
	(unaudited)	(unaudited)
Cost of sales and service	$3,728,481	$5,084,659	$(1,356,178)
Commissions	13,829,481	13,867,300	(37,819)
Selling and marketing	35,265	67,500	(32,235)
Salary and related	2,856,608	2,562,466	294,142
Professional fees	1,749,320	1,312,365	436,955
Impairment expense	6,383	534,438	(528,055)
Loss (gain) on disposal of assets	(271,509)	-	(271,509)
General and administrative	4,695,700	3,863,881	831,819
Total operating costs and expenses	$26,629,729	$27,292,609	$(662,880)

Operating costs decreased $662,880, or 2%, from $26,929,729 for the six months ended June 30, 2021, to $26,078,383 for the six months ended June 30, 2022. We experienced a decrease in our cost of sales and services of $1.4 million due to the relocation of our miners and a related decrease in our mining costs that included hosting, electrical and power costs, a decrease in impairment expense of $528 thousand where in the prior period we wrote-off $534 thousand of intangible assets as a result of recoverability issues, with only a $6 thousand write-off of fixed assets occurring in the current period, and a $272 thousand increase in gain on disposal of assets, where in the current period we sold assets with a total net book value of $375 thousand for cash of $647 thousand, with no similar sales occurring in the prior period. These decreases were offset by an increase in salary and related of $294 thousand as a result of general growth in the company, an increase in professional fees of $437 thousand due to higher legal fees, and an increase in general and administrative costs of $832 thousand which was mainly driven by depreciation, as we purchased and deployed additional mining equipment during the current period, partially offset by lower banking fees.

Other Income and Expenses

	Six Months Ended June 30,
	2022	2021	Change
	(unaudited)	(unaudited)
Gain (loss) on debt extinguishment	$455	$411,803	$(411,348)
Gain (loss) on fair value of derivative liability	37,836	51,911	(14,075)
Realized gain (loss) on cryptocurrency	(1,020,597)	(758,758)	(261,839)
Interest expense	(9,298)	(11,803)	2,505
Interest expense, related parties	(2,029,134)	(1,133,766)	(895,368)
Other income (expense)	57,853	(86,902)	144,755)
Total other income (expense)	$(2,962,885)	$(1,527,515)	$(1,435,370)

We recorded other expense of $2,962,885 for the six months ended June 30, 2022, which was a difference of $1,435,370, or 94%, from the prior period other expense of $1,527,515. The change is due to a minimal gain on debt extinguishment recorded in the current period compared to a gain of $412 thousand recorded in the prior period, a realized loss recorded on cryptocurrency in the current period of $1.0 million compared to a realized loss of $759 thousand in the prior period, and more related party interest expense recorded in current period versus the prior period ($2.0 million for the six months ended June 30, 2022 compared to $1.1 million for the six months ended June 30, 2021). Amounts recorded in related party interest expense included the amortization of debt discounts, which was being recognized over the term of the debt, however, during the six months ended June 30, 2022 we repaid two of our related party notes early, which resulted in the recognition of $1.2 million of the amortization of the related debt discount amounts into interest.

Liquidity and Capital Resources

During the six months ended June 30, 2022, we recorded net income of $2,279,321 and generated $4,491,640 in cash through our operating activities. We used this cash to fund operations, fund the purchase of $11,187,053 worth of fixed assets, to repay $2,493,013 worth of related party payable, and to repurchase shares for $1,724,008. As a result, our cash, cash equivalents, and restricted cash decreased by $11,059,490 to $21,557,416 as compared to $32,616,906 at the beginning of the fiscal year. As of June 30, 2022, our current assets exceeded our current liabilities to result in working capital of $15,509,390.

Critical Accounting Policies

Basis of Presentation

Our policy is to prepare our financial statements on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America. Prior to September 20, 2021 we operated the Company on a March 31, fiscal year end. Effective September 30, 2021 we changed our fiscal year to December 31.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations (Regulation S-X) of the Securities and Exchange Commission (the “SEC”) and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the six months ended June 30, 2022, are not necessarily indicative of the operating results that may be expected for the filing of our December 31, 2022 Form 10-K. These unaudited condensed consolidated financial statements should be read in conjunction with the December 31, 2021 consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2021.

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

Revenue Recognition

Subscription Revenue

Most of our revenue is generated by subscription sales and payment is received at the time of purchase. We recognize subscription revenue in accordance with ASC 606-10 where revenue is measured based on a consideration specified in a contract with a customer and recognized when we satisfy the performance obligation specified in each contract. Our performance obligation is to provide services over a fixed subscription period; therefore, we recognize revenue ratably over the subscription period and deferred revenue is recorded for the portion of the subscription period subsequent to each reporting date. Additionally, we offer a designated trial period to first time subscription customers, during which a full refund can be requested if a customer does not wish to continue with the subscription. Revenues are deferred during the trial period as collection is not probable until that time has passed. Revenues are presented net of refunds, sales incentives, credits, and known and estimated credit card chargebacks. As of June 30, 2022 and December 31, 2021 our deferred revenues were $2,659,069 and $3,288,443, respectively.

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

Cryptocurrency Revenue

We generate revenue from the sale of cryptocurrency packages to our customers through an arrangement with third-party suppliers. The various packages include different amounts of coin with differing rates of returns and terms and, in some cases prior to January 2022, include a product protection option that allows the purchaser to protect their initial purchase price. The protection allows the purchaser to obtain 50% of their purchase price at five years or 100% of their purchase price at ten years. Both the coin and protection option are delivered by third-party suppliers.

We recognize cryptocurrency revenue in accordance with ASC 606-10 where revenue is measured based on a consideration specified in a contract with a customer and recognized when we satisfy the performance obligation specified in each contract. Our performance obligation is to arrange for the third-parties to provide coin and protection (if applicable) to our customers and payment is received from our customers at the time of order placement. All customers are given two weeks to request a refund, therefore we record a customer advance on our balance sheet upon receipt of payment. After the two weeks have passed from order placement, we request our third-party suppliers to deliver coin and protection (if applicable), at which time we recognize revenue and the amounts due to our suppliers on our books. As of June 30, 2022 and December 31, 2021 our customer advances related to cryptocurrency revenue were $301,399 and $75,702, respectively.

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

Miner Repair Revenue

Through our wholly owned subsidiary, SAFETek, LLC, we repair broken mining equipment for sale to third-party customers. We recognize miner repair revenue in accordance with ASC 606-10 where revenue is measured based on a consideration specified in a contract with a customer and recognized when we satisfy the performance obligation specified in each contract. Our performance obligation is to deliver the promised goods to our customers.

Digital Wallet Revenue

We generate revenue from the sale of digital wallets to our customers through an arrangement with a third-party supplier. We offer three tiers of wallets which include different features. The digital wallets are delivered by a third-party supplier.

We recognize digital wallet revenue in accordance with ASC 606-10 where revenue is measured based on a consideration specified in a contract with a customer and recognized when we satisfy the performance obligation specified in each contract. Our performance obligation is to arrange for the third-parties to provide the wallet to our customers and payment is received from our customers at the time of order placement.

Revenue generated for the six months ended June 30, 2022 is as follows:

	Subscription Revenue	Cryptocurrency Revenue	Mining Revenue	Miner Repair Revenue	Digital Wallet Revenue	Total
Gross billings/receipts	$26,448,766	$1,874,382	$6,635,117	$80,110	$7,157	$35,045,532
Refunds, incentives, credits, and chargebacks	(1,613,557)	-	-	-	-	(1,613,557)
Amounts paid to providers	-	(917,006)	-	-	(1,289)	(918,295)
Net revenue	$24,835,209	$957,376	$6,635,117	$80,110	$5,868	$32,513,680

For the six months ended June 30, 2022 foreign and domestic revenues were approximately $21.9 million and $10.6 million, respectively.

Revenue generated for the six months ended June 30, 2021 is as follows:

	Subscription Revenue	Cryptocurrency Revenue	Mining Revenue	Fee Revenue	Total
Gross billings/receipts	$19,939,584	$17,752,763	$16,708,921	$2,032	$54,403,300
Refunds, incentives, credits, and chargebacks	(1,140,170)	-	-	-	(1,140,170)
Amounts paid to providers	-	(10,582,595)	-	-	(10,582,595)
Net revenue	$18,799,414	$7,170,168	$16,708,921	$2,032	$42,680,535

For the six months ended June 30, 2021 foreign and domestic revenues were approximately $19.4 million and $23.3 million, respectively.

Revenue generated for the three months ended June 30, 2022 is as follows:

	Subscription Revenue	Cryptocurrency Revenue	Mining Revenue	Miner Repair Revenue	Digital Wallet Revenue	Total
Gross billings/receipts	$11,754,793	$1,035,960	$3,058,144	$80,110	$7,157	$15,936,164
Refunds, incentives, credits, and chargebacks	(650,254)	-	-	-	-	(650,254)
Amounts paid to providers	-	(519,000)	-	-	(1,289)	(520,289)
Net revenue	$11,104,539	$516,960	$3,058,144	$80,110	$5,868	$14,765,621

For the three months ended June 30, 2022 foreign and domestic revenues were approximately $9.9 million and $4.9 million, respectively.

Revenue generated for the three months ended June 30, 2021 is as follows:

	Subscription Revenue	Cryptocurrency Revenue	Mining Revenue	Fee Revenue	Total
Gross billings/receipts	$11,532,061	$15,875,577	$8,371,562	$-	$35,779,200
Refunds, incentives, credits, and chargebacks	(682,364)	-	-	-	(682,364)
Amounts paid to providers	-	(9,470,271)	-	-	(9,470,271)
Net revenue	$10,849,697	$6,405,306	$8,371,562	$-	$25,626,565

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

Changes in Internal Controls

There were no changes in our internal controls over financial reporting during the fiscal quarter ended June 30, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1.A – RISK FACTORS

Our business could be negatively affected if any of the third-party providers of products or services offered through our membership packages default on their obligation to our customers.

We generate revenue from the sale of cryptocurrency packages to our customers through an arrangement with third-party suppliers, certain of which, until January 2022, included a product protection option provided by a third-party provider. According to marketing and legal documents provided by such third-party provider, the product protection would allow the purchaser to protect its initial purchase price by obtaining 50% of its purchase price at five years or 100% of its purchase price at ten years. In January 2022, we suspended any further offering of the product protection option in the cryptocurrency packages after the third-party provider was unable to comply with our standard vendor compliance protocols, citing certain offshore confidentiality entitlements. That suspension will remain in place until we are able to further validate the continued integrity of the product protection and the vendor’s ability to honor its commitments to our members. We cannot ensure that such third-party provider will comply with its contractual requirements to our customers or with applicable laws, rules, and regulations. Any significant failures by it could cause us to incur losses and could harm our reputation. In addition, failure of such third-party supplier to comply with its contractual requirements could cause our members to not achieve the level of return on their investments expected, and possibly expose us to claims that could adversely damage our reputation, and have an adverse effect on our business, financial condition, and operating results.

Loss of a critical banking relationship could adversely impact our business, operating results, and financial condition.

Financial institutions in the United States and globally may, as a result of the myriad of regulations or the risks of crypto assets generally, decide to not provide account or other financial services to us or the cryptocurrency industry generally. Our current banking partner has recently notified us that it will be terminating its relationship with us. Although no specific explanation was offered, we have reason to believe it was due to the commonly perceived banking risk associated with the handling funds generated within the cryptocurrency business. The loss of this banking partner may increase our operating costs as well as pose additional operational, logistical and security challenges as well as regulatory risks. As well, it may complicate our efforts to establish or maintain new banking relationships. Although we are cautiously optimistic that we will be able to find an alternative banking source, an inability to establish a suitable commercial banking relationship for more than the short-term could have a material adverse impact upon our business.

In addition to the information set forth in this Form 10-Q, you should carefully consider the risk factors discussed in Part I, Item 1A of our Annual Report on Form 10-KT for the nine months ended December 31, 2021.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 – MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5 – OTHER INFORMATION

On June 24, 2022, we undertook to restructure unvested incentive equity awards previously granted to our senior leadership team. The Company’s senior management team and board of directors unanimously agreed to surrender and terminate an aggregate of approximately 288 million outstanding unvested restricted shares in exchange for the issuance of options to purchase approximately 360 million shares, vesting in equal amounts over a five-year period, at an exercise price of $0.05 per share, or approximately a 66% premium over the closing price of the Company’s shares on Thursday, June 23, 2022. The exercise price and number of options into which the unvested restricted shares were surrendered (based on an exchange ratio of 1.25 to 1) were established by an independent valuation firm engaged by the Company that applied relevant valuation methodologies in a manner consistent with the Company’s recently completed December 31, 2021 audit. Of particular note, the shares issuable, if at all, upon exercise of the options, remain subject to the terms of the Company’s existing lock-up agreement through April 2025.

On August 12, 2022, we and DBR Capital, LLC, entered into a Fourth Amendment to the Amended and Restated Securities Purchase Agreement dated as of November 9, 2020 (the “Agreement”). The new amendment changes the deadlines for the fourth and fifth closings under the Agreement from December 31, 2022, to December 31, 2024. The fourth and fifth closings remain at the sole discretion of DBR Capital and we cannot provide any assurance that they will occur when contemplated or ever.

ITEM 6 – EXHIBITS

The following exhibits are filed as a part of this report:

Exhibit Number*	Title of Document	Location

Item 10	Material Contracts

10.98	Separation and Release Agreement by and among Investview, Inc., and Mario Romano and Wealth Engineering, LLC, dated as of January 6, 2022	Incorporated by reference to the Current Report on Form 8-K filed on January 10, 2022

10.99	Separation and Release Agreement by and among Investview, Inc., and Annette Raynor and Wealth Engineering, LLC, dated as of January 6, 2022	Incorporated by reference to the Current Report on Form 8-K filed on January 10, 2022

10.100	Employment Agreement between Investview, Inc., and Victor M. Oviedo, dated as of February 10, 2022	Incorporated by reference to the Current Report on Form 8-K filed on February 23, 2022

10.101	Indemnification Agreement between Investview, Inc., and Victor M. Oviedo, dated as of February 10, 2022	Incorporated by reference to the Current Report on Form 8-K filed on February 23, 2022

10.102	Victor M. Oviedo Joinder to Lock-Up Agreement dated March 22, 2021	Incorporated by reference to the Current Report on Form 8-K filed on February 23, 2022

10.103	Employment Agreement between Investview, Inc., and James R. Bell, dated as of February 22, 2022	Incorporated by reference to the Current Report on Form 8-K filed on February 23, 2022

10.104	Employment Agreement between Investview, Inc., and Myles Gill, dated as of February 21, 2022	Incorporated by reference to the Current Report on Form 8-K filed on February 23, 2022

10.105	Myles P. Gill Joinder to Lock-Up Agreement dated March 22, 2021	Incorporated by reference to the Current Report on Form 8-K filed on February 23, 2022

10.106	Form of Executive Indemnification Agreement in Use as of February 2022	Incorporated by reference to the Current Report on Form 8-K filed on February 23, 2022

10.107	Investview, Inc., 2022 Incentive Plan

10.108	Fourth Amendment to Amended and Restated Securities Purchase Agreement dated as of November 9, 2020	This filing.

Item 31	Rule 13a-14(a)/15d-14(a) Certifications

31.01	Certification of Acting Principal Executive Officer Pursuant to Rule 13a-14	This filing.

31.02	Certification of Principal Financial Officer Pursuant to Rule 13a-14	This filing.

Item 32	Section 1350 Certifications

32.01	Certification of Acting Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	This filing.

32.02	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	This filing.

Item 101***	Interactive Data File

101.INS	Inline XBRL Instance Document	This filing.

101.SCH	Inline XBRL Taxonomy Extension Schema	This filing.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase	This filing.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase	This filing.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase	This filing.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase	This filing.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)	This filing.

*	All exhibits are numbered with the number preceding the decimal indicating the applicable SEC reference number in Item 601 and the number following the decimal indicating the sequence of the particular document. Omitted numbers in the sequence refer to documents previously filed as an exhibit.

***	Users of this data are advised that, pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or Annual Report for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Exchange Act of 1934 and otherwise are not subject to liability.

SIGNATURE PAGE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

INVESTVIEW, INC.

Dated: August 15, 2022	By:	/s/ Victor M. Oviedo
Victor M. Oviedo
Chief Executive Officer
(Principal Executive Officer)

Dated: August 15, 2022	By:	/s/ Ralph R. Valvano
Ralph R. Valvano
Chief Financial Officer
(Principal Financial Officer and Accounting Officer)

