Form 10-Q
period 2022-09-30
Investview, Inc.
filed 2022-11-14
CIK 862651

U.S. Securities and Exchange Commission

Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED

September 30, 2022

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of November 14, 2022, there were 2,641,275,489 shares of common stock, $0.001 par value, outstanding.

INVESTVIEW, INC.

Form 10-Q for the Nine Months Ended September 30, 2022

Table of Contents

PART I – FINANCIAL INFORMATION	3
ITEM 1 – FINANCIAL STATEMENTS	3
Condensed Consolidated Balance Sheets as of September 30, 2022 (Unaudited) and December 31, 2021	3
Condensed Consolidated Statements of Operations and Other Comprehensive Income (Loss) for the Three and Nine Months Ended September 30, 2022 and 2021 (Unaudited)	4
Condensed Consolidated Statements of Stockholders’ Equity (Deficit) for the Three and Nine Months Ended September 30, 2022 and 2021 (Unaudited)	5
Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2022 and 2021 (Unaudited)	6
Notes to Condensed Consolidated Financial Statements as of September 30, 2022 (Unaudited)	7
ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	23
ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	29
ITEM 4 – CONTROLS AND PROCEDURES	29
PART II – OTHER INFORMATION	29
ITEM 1 – LEGAL PROCEEDINGS	29
ITEM 1.A – RISK FACTORS	30
ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	30
ITEM 3 – DEFAULTS UPON SENIOR SECURITIES	30
ITEM 4 – MINE SAFETY DISCLOSURES	30
ITEM 5 – OTHER INFORMATION	30
ITEM 6 – EXHIBITS	31
SIGNATURE PAGE	32

PART I – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

INVESTVIEW, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30	December 31,
	2022	2021
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$19,081,445	$30,995,283
Restricted cash, current	819,338	819,338
Prepaid assets	328,378	164,254
Receivables	1,988,895	1,920,069
Inventory	939,318	-
Income tax paid in advance	611,584	-
Other current assets	2,872,589	2,018,324
Total current assets	26,641,547	35,917,268

Fixed assets, net	16,727,559	6,682,877

Other assets:
Restricted cash, long term	187,782	802,285
Other restricted assets, long term	146,170	122,769
Operating lease right-of-use asset	101,186	264,846
Intangible asset	7,240,000	7,240,000
Deposits	473,598	473,598
Total other assets	8,148,736	8,903,498

Total assets	$51,517,842	$51,503,643

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued liabilities	$5,312,102	$3,904,681
Payroll liabilities	89,311	176,604
Income tax payable	-	807,827
Customer advance	142,070	75,702
Deferred revenue	2,046,443	3,288,443
Derivative liability	29,216	69,371
Dividend liability	233,830	219,705
Operating lease liability, current	112,275	255,894
Related party payables, net of discounts, current	1,201,597	1,832,642
Debt, net of discounts, current	2,909,513	2,947,013
Total current liabilities	12,076,357	13,577,882

Deferred tax liability, long term	994,308	-
Operating lease liability, long term	-	43,460
Related party payables, net of discounts, long term	739,445	486,814
Debt, net of discounts, long term	6,290,357	8,455,646
Total long term liabilities	8,024,110	8,985,920

Total liabilities	20,100,467	22,563,802

Commitments and contingencies	-	-

Stockholders’ equity (deficit):
Preferred stock, par value: $0.001; 50,000,000 shares authorized, 252,192 and 252,192 issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	252	252
Common stock, par value $0.001; 10,000,000,000 shares authorized; 2,641,275,489 and 2,904,210,762 shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	2,641,275	2,904,211
Additional paid in capital	103,380,124	101,883,573
Accumulated other comprehensive income (loss)	(23,218)	(23,000)
Accumulated deficit	(74,581,058)	(75,825,195)
Total stockholders’ equity (deficit)	31,417,375	28,939,841

Total liabilities and stockholders’ equity (deficit)	$51,517,842	$51,503,643

The accompanying notes are an integral part of these condensed consolidated financial statements.

INVESTVIEW, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND OTHER COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

Revenue:
Subscription revenue, net of refunds, incentives, credits, and chargebacks	$11,823,581	$14,034,214	$36,658,790	$32,833,628
Mining revenue	2,777,634	8,338,759	9,412,751	25,047,680
Cryptocurrency revenue	351,433	998,127	1,308,809	8,168,295
Miner repair revenue	43,511	-	123,621	-
Digital wallet revenue	-	-	5,868	-
Fee revenue	-	-	-	2,032
Total revenue, net	14,996,159	23,371,100	47,509,839	66,051,635

Operating costs and expenses:
Cost of sales and service	2,144,733	2,101,490	5,873,214	7,186,149
Commissions	6,551,195	9,934,991	20,380,676	23,802,291
Selling and marketing	17,874	26,484	53,139	93,984
Salary and related	2,359,225	1,153,402	5,215,833	3,715,868
Professional fees	601,367	132,778	2,350,687	1,445,143
Impairment expense	625	140,233	7,008	674,671
Loss (gain) on disposal of assets	(118,041)	-	(389,550)	-
General and administrative	2,916,167	54,097,580	7,611,867	57,961,461
Total operating costs and expenses	14,473,145	67,586,958	41,102,874	94,879,567

Net income (loss) from operations	523,014	(44,215,858)	6,406,965	(28,827,932)

Other income (expense):
Gain (loss) on debt extinguishment	-	21,349	455	433,152
Gain (loss) on fair value of derivative liability	2,319	47,017	40,155	98,928
Realized gain (loss) on cryptocurrency	(318,000)	1,651,024	(1,338,597)	892,266
Interest expense	(4,726)	(6,000)	(14,024)	(17,803)
Interest expense, related parties	(310,595)	(763,791)	(2,339,729)	(1,897,557)
Other income (expense)	49,872	22,168	107,725	(64,734)
Total other income (expense)	(581,130)	971,767	(3,544,015)	(555,748)

Income (loss) before income taxes	(58,116)	(43,244,091)	2,862,950	(29,383,680)
Income tax expense	(362,563)	(758)	(1,004,308)	(146,950)

Net income (loss)	(420,679)	(43,244,849)	1,858,642	(29,530,630)

Dividends on Preferred Stock	(204,835)	(204,835)	(614,505)	(534,176)

Net income (loss) applicable to common shareholders	$(625,514)	$(43,449,684)	$1,244,137	$(30,064,806)

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	$-	(874)	$(218)	$(1,409)
Total other comprehensive income (loss)	-	(874)	(218)	(1,409)
Comprehensive income (loss)	$(420,679)	$(43,245,723)	$1,858,424	$(29,532,039)

Basic income (loss) per common share	$(0.00)	$(0.01)	$0.00	$(0.01)
Diluted income (loss) per common share	$(0.00)	$(0.01)	$0.00	$(0.01)

Basic weighted average number of common shares outstanding	2,641,275,489	2,992,958,712	2,690,146,350	3,071,829,624
Diluted weighted average number of common shares outstanding	2,641,275,489	2,992,958,712	3,726,574,921	3,071,829,624

The accompanying notes are an integral part of these condensed consolidated financial statements.

INVESTVIEW, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021

(Unaudited)

						Accumulated
					Additional	Other
	Preferred stock		Common stock		Paid in	Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Total
Balance, December 31, 2020	55,554	$56	3,237,481,329	$3,237,481	$34,615,895	$(19,330)	$(50,855,326)	$(13,021,224)
Preferred stock issued for cash	47,953	48	-	-	1,198,777	-	-	1,198,825
Preferred stock issued for cryptocurrency	392	-	-	-	9,800	-	-	9,800
Preferred stock issued for debt	49,418	49	-	-	1,235,401	-	-	1,235,450
Derivative liability recorded for warrants issued with preferred stock	-	-	-	-	(80,940)	-	-	(80,940)
Common stock cancelled	-	-	(255,000,000)	(255,000)	255,000	-	-	-
Common stock issued for services	-	-	-	-	592,978	-	-	592,978
Beneficial conversion feature	-	-	-	-	1,550,000	-	-	1,550,000
Dividends	-	-	-	-	-	-	(124,506)	(124,506)
Foreign currency translation adjustment	-	-	-	-	-	273	-	273
Net income (loss)	-	-	-	-	-	-	4,941,561	4,941,561
Balance, March 31, 2021	153,317	153	2,982,481,329	2,982,481	39,376,911	(19,057)	(46,038,271)	(3,697,783)
Preferred stock issued for cash	97,669	98	-	-	2,441,627	-	-	2,441,725
Preferred stock issued for cryptocurrency	1,206	1	-	-	30,149	-	-	30,150
Common stock issued for services and compensation	-	-	11,500,000	11,500	977,891	-	-	989,391
Common stock issued for warrant exercise	-	-	64,340	64	6,370	-	-	6,434
Derivative liability recorded for warrants issued with preferred stock	-	-	-	-	(127,520)	-	-	(127,520)
Derivative liability extinguished for warrants exercised	-	-	-	-	10,156	-	-	10,156
Dividends	-	-	-	-	-	-	(204,835)	(204,835)
Foreign currency translation adjustment	-	-	-	-	-	(808)	-	(808)
Net income (loss)	-	-	-	-	-	-	8,772,658	8,772,658
Balance, June 30, 2021	252,192	252	2,994,045,669	2,994,045	42,715,584	(19,865)	(37,470,448)	8,219,568
Common stock issued for services and compensation	-	-	-	-	360,962	-	-	360,962
Common stock issued for warrant exercise	-	-	18,300	19	1,811	-	-	1,830
Common stock forfeited	-	-	(6,666,666)	(6,667)	6,667	-	-	-
Derivative liability extinguished for warrants exercised	-	-	-	-	2,129	-	-	2,129
Class B units of subsidiary issued to a related party for asset acquisition	-	-	-	-	58,859,440	-	-	58,859,440
Contributed capital	-	-	-	-	743,150	-	-	743,150
Dividends	-	-	-	-	-	-	(204,835)	(204,835)
Foreign currency translation adjustment	-	-	-	-	-	(874)	-	(874)
Net income (loss)	-	-	-	-	-	-	(43,244,849)	(43,244,849)
Balance, September 30, 2021	252,192	$252	2,987,397,303	$2,987,397	$102,689,743	$(20,739)	$(80,920,132)	$24,736,521

Balance, December 31, 2021	252,192	$252	2,904,210,762	$2,904,211	$101,883,573	$(23,000)	$(75,825,195)	$28,939,841
Common stock issued for services and other stock based compensation	-	-	-	-	255,163	-	-	255,163
Common stock repurchased from related parties	-	-	(43,101,939)	(43,102)	(1,680,906)	-	-	(1,724,008)
Common stock cancelled	-	-	(150,000,000)	(150,000)	150,000	-	-	-
Dividends	-	-	-	-	-	-	(204,835)	(204,835)
Foreign currency translation adjustment	-	-	-	-	-	380	-	380
Net income (loss)	-	-	-	-	-	-	2,379,029	2,379,029
Balance, March 31, 2022	252,192	252	2,711,108,823	2,711,109	100,607,830	(22,620)	(73,651,001)	29,645,570
Common stock issued for services and other stock based compensation	-	-	-	-	242,024	-	-	242,024
Common stock cancelled	-	-	(69,833,334)	(69,834)	69,834	-	-	-
Contribution of crypto currency from related party	-	-	-	-	1,185,821	-	-	1,185,821
Dividends	-	-	-	-	-	-	(204,835)	(204,835)
Foreign currency translation adjustment	-	-	-	-	-	(598)	-	(598)
Net income (loss)	-	-	-	-	-	-	(99,708)	(99,708)
Balance, June 30, 2022	252,192	$252	2,641,275,489	$2,641,275	$102,105,509	$(23,218)	$(73,955,544)	$30,768,274
Common stock issued for services and other stock based compensation	-	-	-	-	1,274,615	-	-	1,274,615
Dividends	-	-	-	-	-	-	(204,835)	(204,835)
Net income (loss)	-		-	-	-	-	(420,679)	(420,679)
Balance, September 30, 2022	252,192	$252	2,641,275,489	$2,641,275	$103,380,124	$(23,218)	$(74,581,058)	$31,417,375

The accompanying notes are an integral part of these condensed consolidated financial statements.

INVESTVIEW INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$1,858,642	$(29,530,630)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	4,251,122	2,111,333
Amortization of debt discount	1,643,726	1,165,663
Amortization of intangible assets	-	27,989
Stock issued for services and other stock based compensation	1,771,802	1,943,331
Lease cost, net of repayment	(23,419)	8,742
(Gain) loss on asset acquisition	-	27,439
(Gain) loss on debt extinguishment	(455)	(433,152)
(Gain) loss on Class B Units of subsidiary issued to a related party for asset acquisition	-	51,619,440
(Gain) loss on disposal of fixed assets	(389,550)	-
(Gain) loss on fair value of derivative liability	(40,155)	(98,928)
Realized (gain) loss on cryptocurrency	1,338,597	(892,266)
Impairment expense	7,008	674,671
Changes in operating assets and liabilities:
Receivables	(68,826)	(2,616,986)
Inventory	(371,796)	-
Prepaid assets	(164,124)	598,126
Short-term advances	-	145,000
Short-term advances from related parties	-	500
Income tax paid in advance	(611,584)	-
Other current assets	(2,907,972)	(9,494,056)
Deposits	-	(465,110)
Accounts payable and accrued liabilities	1,320,583	1,727,602
Income tax payable	(807,827)	-
Customer advance	66,368	870,168
Deferred revenue	(1,242,000)	1,850,394
Deferred tax liability	994,308	-
Accrued interest	14,024	17,803
Accrued interest, related parties	696,002	731,893
Net cash provided by (used in) operating activities	7,334,474	19,988,966

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash received for the disposal of fixed assets	1,044,492	-
Cash paid for fixed assets	(15,265,360)	(1,471,487)
Net cash provided by (used in) investing activities	(14,220,868)	(1,471,487)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from related party payables	-	1,000,000
Repayments for related party payables	(2,718,142)	(1,107,819)
Repayments for debt	(729,016)	(919,703)
Payments for share repurchase	(1,724,008)	-
Dividends paid	(470,563)	(258,215)
Proceeds from the sale of preferred stock	-	3,640,550
Proceeds from the exercise of warrants	-	8,264
Net cash provided by (used in) financing activities	(5,641,729)	2,363,077

Effect of exchange rate translation on cash	(218)	(1,409)

Net increase (decrease) in cash, cash equivalents, and restricted cash	(12,528,341)	20,879,147
Cash, cash equivalents, and restricted cash - beginning of period	32,616,906	1,554,449
Cash, cash equivalents, and restricted cash - end of period	$20,088,565	$22,433,596

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$828,142	$673,818
Income taxes	$1,429,411	$146,950
Non-cash investing and financing activities:
Cancellation of shares	$219,834	$255,000
Beneficial conversion feature	$-	$1,550,000
Shares forfeited	$-	$6,667
Derivative liability recorded for warrants issued	$-	$208,460
Derivative liability extinguished with warrant exercise	$-	$12,285
Preferred shares issued in exchange for cryptocurrency	$-	$39,950
Preferred shares issued in exchange for debt	$-	$1,235,450
Dividends declared	$614,505	$534,176
Dividends paid with cryptocurrency	$129,817	$124,738
Debt extinguished in exchange for cryptocurrency	$1,487,797	$3,019,609
Related party debt extinguished in exchange for cryptocurrency	$-	$113,000
Fixed asset acquired with cryptocurrency	$259,916	$1,289,789
Initial right of use asset and lease liability	$-	$196,608
Net assets acquired for noncontrolling interest in subsidiary	$-	$125,522
Contributed capital	$-	$743,150
Class B units of subsidiary issued to a related party for asset acquisition	$-	$7,240,000
Transfer of fixed assets to inventory	$567,522	$-
Contribution of crypto currency from related party	$1,185,821	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

INVESTVIEW, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2022

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

Nature of Business

We operate a financial technology (FinTech) services company in several different businesses. We deliver multiple products and services through a direct selling network, also known as multi-level marketing, of independent distributors that offer our products and services through a subscription-based revenue model to our distributors, as well as by our distributors to a large base of customers that we refer to as “members”. Through this business, we provide research, education, and investment tools designed to assist the self-directed investor in successfully navigating the financial markets. These services include research and education regarding equities, options, FOREX, ETFs, binary options, and cryptocurrency. In addition to trading research and education, we also offer software applications to assist the individual in debt reduction, increased savings, budgeting, and proper tax management. Each product subscription includes a core set of trading tools and research along with the personal finance management suite to provide an individual with complete access to the information necessary to cultivate and manage his or her financial situation. In addition to our education subscriptions, through a distribution arrangement we have with a third party, we have provided our members with an opportunity to purchase through such third party, a specialty form of adaptive digital currency called “ndau”. Through our direct selling model, we compensate our distributors with commissions under a standard bonus plan that allows for discretionary bonuses based on performance.

We also operate a blockchain technology business that provides leading-edge research, development, and FinTech services involving the management of digital asset technologies with a focus on Bitcoin mining and the new generation of digital assets. As well, in order to, among other things, commercialize on the proprietary trading platform we recently acquired from MPower Trading Systems, LLC (“MPower”), take advantage of the market’s increasing acceptance and expansion of the ownership and use of digital currencies as an investable asset class, subject to applicable regulatory limitations, and to proactively respond to increasing regulatory scrutiny relative to cryptocurrency products, we have adopted a growth plan that contemplates the establishment of a suite of financial service business that would offer, among others, self-directed brokerage services, institutional trade execution services, innovative advisory services (RIA, CTA), and codeless algorithmic trading technologies. It was our expectation to develop these businesses over time, starting with the acquisition of a broker-dealer that could serve as a platform for growth. Towards that end, in March 2021 we entered into an agreement to acquire a brokerage firm from an affiliate of the former Chief Executive Officer of the Company. However, having been unable to secure the requisite FINRA approval by the expiration of that agreement, we terminated the transaction on June 14, 2022, and commenced a search for alternative acquisitions within the brokerage industry. Further, until we are able to start this business, we recently elected to winddown the registration of a dormant investment advisor and commodity trading advisor we own, as we concluded there to be no material benefit to retaining an interest in these regulated businesses until we are able to launch our broader-based financial services model.

INVESTVIEW, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2022

(Unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

Our policy is to prepare our financial statements on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America. Prior to September 20, 2021, we operated the Company on a March 31 fiscal year end. Effective September 30, 2021, we changed our fiscal year to December 31.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations (Regulation S-X) of the Securities and Exchange Commission (the “SEC”) and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the nine months ended September 30, 2022, are not necessarily indicative of the operating results that may be expected for the filing of our December 31, 2022 Form 10-K. These unaudited condensed consolidated financial statements should be read in conjunction with the audited December 31, 2021 consolidated financial statements and notes thereto included in our Annual Report on Form 10-KT for the nine months ended December 31, 2021.

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

AS OF SEPTEMBER 30, 2022

(Unaudited)

Subsequent to June 2021 and prior to the closure of the Euro bank account, we translated all transactions in our Euro bank account into USD and translated the ending bank balance into USD at the applicable exchange rate at period-end.

The following rates were used to translate our Euro bank account into USD at the following balance sheet dates.

December 31, 2021
Euro to USD	1.1371

The following rates were used to translate the accounts of Kuvera France S.A.S. into USD for the following operating periods.

	Nine Months Ended September 30,
	2022	2021
Euro to USD	1.1118	1.1963

Concentration of Credit Risk

Financial instruments that potentially expose us to concentration of credit risk include cash, accounts receivable, and advances. We place our cash and temporary cash investments with credit quality institutions. At times, such investments may be in excess of the FDIC insurance limit of $250,000. As of September 30, 2022 and December 31, 2021, cash balances that exceeded FDIC limits were $17,850,503 and $19,336,350, respectively. We have not experienced significant losses relating to these concentrations in the past.

Cash Equivalents and Restricted Cash

For purposes of reporting cash flows, we consider all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. As of September 30, 2022 and December 31, 2021, we had no highly liquid debt instruments.

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the balance sheet that sum to the total of the same such amounts shown in the statement of cash flows.

	September 30, 2022	December 31, 2021
Cash and cash equivalents	$19,081,445	$30,995,283
Restricted cash, current	819,338	819,338
Restricted cash, long term	187,782	802,285
Total cash, cash equivalents, and restricted cash shown on the statement of cash flows	$20,088,565	$32,616,906

Amount included in restricted cash represent funds required to be held in an escrow account by a contractual agreement and will be used for paying dividends to our Series B Preferred Stockholders.

Receivables

Receivables are carried at net realizable value, representing the outstanding balance less an allowance for doubtful accounts based on a review of all outstanding amounts. Management determines the allowance for doubtful accounts by regularly evaluating individual receivables and receivables are written off when deemed uncollectible. Recoveries of receivables previously written off are recorded when received. We had an allowance for doubtful accounts of $719,342 as of September 30, 2022 and December 31, 2021, respectively.

INVESTVIEW, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2022

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

Fixed assets were made up of the following at each balance sheet date:

	Estimated Useful Life (years)	September 30, 2022	December 31, 2021
Furniture, fixtures, and equipment	10	$76,717	$82,942
Computer equipment	3	13,560	15,241
Leasehold improvements	Remaining Lease Term	40,528	40,528
Data processing equipment	3	23,658,549	10,638,619
Construction in progress	N/A	-	391,583
Mining repair tools and equipment	1	13,627	-
		23,802,981	11,168,913
Accumulated depreciation		(7,075,422)	(4,486,036)
Net book value		$16,727,559	$6,682,877

Total depreciation expense for the nine months ended September 30, 2022 and 2021, was $4,251,122 and $2,111,333, respectively. During the nine months ended September 30, 2022 we sold assets with a total net book value of $654,942 for cash of $1,044,492, therefore recognized a gain on disposal of assets of $389,550. During the nine months ended September 30, 2022 we disposed assets with a total net book value of $7,008, therefore recognized impairment expense of $7,008.

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

We hold cryptocurrency-denominated assets and include them in our consolidated balance sheet as other assets. The value of our cryptocurrencies as of September 30, 2022 and December 31, 2021 were $3,018,759 ($2,872,589 current and $146,170 restricted long term) and $2,141,093 ($2,018,324 current and $122,769 restricted long term), respectively. Cryptocurrencies purchased or received for payment from customers are recorded in accordance with ASC 350-30 and cryptocurrencies awarded to the Company through its mining activities ($9,412,751 and $25,047,680 for the nine months ended September 30, 2022 and 2021, respectively) are accounted for in connection with the Company’s revenue recognition policy. The use of cryptocurrencies is accounted for in accordance with the first in first out method of accounting. For the nine months ended September 30, 2022 and 2021 we recorded realized gains (losses) on our cryptocurrency transactions of $(1,338,597) and $892,266, respectively.

In June of 2018 we purchased United Games, LLC and United League, LLC and recorded the transaction as a business combination. Intangible assets acquired in the business combination were recorded at fair value on the date of acquisition and were being amortized on a straight-line method over their estimated useful lives. The intangible assets were impaired during the year ended March 31, 2021, due to a lack of recoverability.

INVESTVIEW, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2022

(Unaudited)

On March 22, 2021, we entered into a Securities Purchase Agreement to acquire the operating assets and intellectual property rights of MPower, a company controlled and partially owned by David B. Rothrock and James R. Bell, two of our board members (see NOTE 12). On September 3, 2021, we closed on the Securities Purchase Agreement and acquired the operating assets and intellectual property rights of MPower. As a result, we obtained Prodigio, a proprietary software-based trading platform with applications within the brokerage industry, which was valued at $7,240,000 and recorded on our balance sheet as an intangible asset. The intangible asset will have a definite life, however, as of the date of this filing the software has not yet been placed in service, therefore a useful life had not yet been determined and no amortization was recorded during the nine months ended September 30, 2022.

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

During the nine months ended September 30, 2022 we impaired our fixed assets with a cost basis of $15,772 due to the lack of use. We had recorded accumulated depreciation and accumulated amortization of $8,764 for the impaired assets through the date of impairment, therefore we recorded impairment expense of $7,008 during the nine months ended September 30, 2022.

During the nine months ended September 30, 2021 we impaired our intangible assets with a cost basis of $991,000 due to the lack of recoverability. In addition, we impaired computer equipment with a cost basis of $14,661 and we impaired data processing equipment with a cost basis of $392,500 due to disposals. We had recorded accumulated depreciation and accumulated amortization of $723,490 for the impaired assets through the date of impairment, therefore we recorded impairment expense of $674,671 during the nine months ended September 30, 2021.

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

Our financial instruments consist of cash, accounts receivable, accounts payable, and debt. We have determined that the book value of our outstanding financial instruments as of September 30, 2022 and December 31, 2021, approximates the fair value due to their short-term nature or interest rates that approximate prevailing market rates.

INVESTVIEW, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2022

(Unaudited)

Items recorded or measured at fair value on a recurring basis in the accompanying consolidated financial statements consisted of the following items as of September 30, 2022:

	Level 1	Level 2	Level 3	Total
Total Assets	$-	$-	$-	$-

Derivative liability	$-	$-	$29,216	$29,216
Total Liabilities	$-	$-	$29,216	$29,216

Items recorded or measured at fair value on a recurring basis in the accompanying consolidated financial statements consisted of the following items as of December 31, 2021:

	Level 1	Level 2	Level 3	Total
Total Assets	$-	$-	$-	$-

Derivative liability	$-	$-	$69,371	$69,371
Total Liabilities	$-	$-	$69,371	$69,371

Revenue Recognition

Subscription Revenue

Most of our revenue is generated by subscription sales and payment is received at the time of purchase. We recognize subscription revenue in accordance with ASC 606-10 where revenue is measured based on a consideration specified in a contract with a customer and recognized when we satisfy the performance obligation specified in each contract. Our performance obligation is to provide services over a fixed subscription period; therefore, we recognize revenue ratably over the subscription period and deferred revenue is recorded for the portion of the subscription period subsequent to each reporting date. Additionally, we offer a designated trial period to first time subscription customers, during which a full refund can be requested if a customer does not wish to continue with the subscription. Revenues are deferred during the trial period as collection is not probable until that time has passed. Revenues are presented net of refunds, sales incentives, credits, and known and estimated credit card chargebacks. As of September 30, 2022 and December 31, 2021 our deferred revenues were $2,046,443 and $3,288,443, respectively.

Mining Revenue

Through our wholly owned subsidiary, SAFETek, LLC, we leased equipment under a sale-leaseback arrangement. However, in June of 2020, we cancelled all leases and purchased all of the rights and obligations under these leases, which included obtaining ownership of all equipment. We use the equipment on blockchain networks to validate and add blocks of transactions to blockchain ledgers (commonly referred to as “mining”). As compensation for our mining activities, we are issued fees from processors and/or block rewards that are newly created cryptocurrency units granted to us. Our mining activities constitute the principal operations of SAFETek, LLC. Because we do not have contracts, nor do we have customers associated with our mining revenue, we recognize revenue when fees and/or rewards are settled, or ultimately granted to us as a result of our mining activities.

Cryptocurrency Revenue

We generate revenue from the sale of cryptocurrency packages to our customers through an arrangement with a third-party supplier with whom our Chairman is affiliated (see Note 5-Related Party Transactions). The various packages include different amounts of coin with differing rates of returns and terms and, in some cases prior to January 2022, included a product protection option that allows the purchaser to protect their initial purchase price. Both the coin and the protection options are delivered by third-party suppliers. In January 2022, we suspended any further offering of the product protection option after the third-party provider of that protection package was unable to comply with our standard vendor compliance protocols, citing certain offshore confidentiality entitlements. That suspension will remain in place until we are able to further validate the continued integrity of the product protection and the vendor’s ability to honor its commitments to our members.

INVESTVIEW, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2022

(Unaudited)

We recognize cryptocurrency revenue in accordance with ASC 606-10 where revenue is measured based on a consideration specified in a contract with a customer and recognized when we satisfy the performance obligation specified in each contract. Our performance obligation is to arrange for the third-parties to provide coin and protection (if applicable) to our customers and payment is received from our customers at the time of order placement. All customers are given two weeks to request a refund, therefore we record a customer advance on our balance sheet upon receipt of payment. After the two weeks have passed from order placement, we request our third-party supplier to deliver coin and protection (if applicable), at which time we recognize revenue and the amounts due to our supplier on our books. As of September 30, 2022 and December 31, 2021 our customer advances related to cryptocurrency revenue were $142,070 and $75,702, respectively.

Fee Revenue

We generate minimal fee revenue from our customers through SAFE Management, our subsidiary licensed as a Registered Investment Advisor and Commodities Trading Advisor. We recognize fee revenue in accordance with ASC 606-10 where revenue is measured based on a consideration specified in a contract with a customer and recognized when we satisfy the performance obligation specified in each contract. Our performance obligation is to deliver fully managed trading services to individuals who do not meet the requirements of Qualified Investors and who lack the time to trade for themselves. We recognize fee revenue as our performance obligation is met and we receive payment for such advisory fees in the month following recognition. However, since these businesses were largely dormant, during 2022, we elected to winddown and withdraw the SAFE Management state and NFA registrations, as we concluded there to be no material benefit to retaining an interest in these regulated businesses until we are able to launch our broader-based financial services model.

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

Revenue generated for the nine months ended September 30, 2022, is as follows:

	Subscription Revenue	Cryptocurrency Revenue	Mining Revenue	Miner Repair Revenue	Digital Wallet Revenue	Total
Gross billings/receipts	$39,087,141	$2,548,316	$9,412,751	$123,621	$7,157	$51,178,986
Refunds, incentives, credits, and chargebacks	(2,428,351)	-	-	-	-	(2,428,351)
Amounts paid to providers	-	(1,239,507)	-	-	(1,289)	(1,240,796)
Net revenue	$36,658,790	$1,308,809	$9,412,751	$123,621	$5,868	$47,509,839

For the nine months ended September 30, 2022, foreign and domestic revenues were approximately $32.2 million and $15.3 million, respectively.

Revenue generated for the nine months ended September 30, 2021, is as follows:

	Subscription Revenue	Cryptocurrency Revenue	Mining Revenue	Fee Revenue	Total
Gross billings/receipts	$34,843,588	$20,082,329	$25,047,680	$2,032	$79,975,629
Refunds, incentives, credits, and chargebacks	(2,009,960)	-	-	-	(2,009,960)
Amounts paid to providers	-	(11,914,034)	-	-	(11,914,034)
Net revenue	$32,833,628	$8,168,295	$25,047,680	$2,032	$66,051,635

INVESTVIEW, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2022

(Unaudited)

For the nine months ended September 30, 2021 foreign and domestic revenues were approximately $33.1 million and $33.0 million, respectively.

Revenue generated for the three months ended September 30, 2022, is as follows:

	Subscription Revenue	Cryptocurrency Revenue	Mining Revenue	Miner Repair Revenue	Digital Wallet Revenue	Total
Gross billings/receipts	$12,638,375	$673,933	$2,777,634	$43,511	$-	$16,133,453
Refunds, incentives, credits, and chargebacks	(814,794)	-	-	-	-	(814,794)
Amounts paid to providers	-	(322,500)	-	-	-	(322,500)
Net revenue	$11,823,581	$351,433	$2,777,634	$43,511	$-	$14,996,159

For the three months ended September 30, 2022, foreign and domestic revenues were approximately $10.3 million and $4.7 million, respectively.

Revenue generated for the three months ended September 30, 2021, is as follows:

	Subscription Revenue	Cryptocurrency Revenue	Mining Revenue	Fee Revenue	Total
Gross billings/receipts	$14,904,004	$2,329,566	$8,338,759	$-	$25,572,329
Refunds, incentives, credits, and chargebacks	(869,790)	-	-	-	(869,790)
Amounts paid to providers	-	(1,331,439)	-	-	(1,331,439)
Net revenue	$14,034,214	$998,127	$8,338,759	$-	$23,371,100

For the three months ended September 30, 2021 foreign and domestic revenues were approximately $13.6 million and $9.8 million, respectively.

Advertising, Selling, and Marketing Costs

We expense advertising, selling, and marketing costs as incurred. Advertising, selling, and marketing costs include costs of promoting our product worldwide, including promotional events. Advertising, selling, and marketing expenses for the nine months ended September 30, 2022 and 2021, totaled $53,139 and $93,984, respectively.

Cost of Sales and Service

Included in our costs of sales and services are amounts paid to our trading and market experts that provide financial education content and tools to our subscription customers, hosting fees that we pay to vendors to set up our mining equipment at third-party sites in order to generate mining revenue, and the costs associated with our miner repair revenue. Costs of sales and services for the nine months ended September 30, 2022 and 2021, totaled $5,873,214 and $7,186,149, respectively.

Inventory

Inventory consists of raw materials and work in process to be sold as part of our miner repair revenue. Inventory is valued at the lower of cost or net realizable value using the first-in, first-out (FIFO) method and is inclusive of any shipping and tax costs.

Inventory was made up of the following at each balance sheet date:

	September 30, 2022	December 31, 2021
Raw materials	$448,056	$-
Work in process	83,222	-
Finished goods	408,040	-
Total inventory	$939,318	$-

INVESTVIEW, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2022

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

Due to the net loss for the three months ended September 30, 2022, and the three and nine months ended September 30, 2021, potentially dilutive securities excluded from the computation of diluted net loss per share are as follows:

	Three months ended	Three months ended	Nine months ended
	September 30, 2022	September 30, 2021	September 30, 2021
Warrants to purchase common stock	-	439,266	177,567
Notes convertible into common stock	471,428,571	577,162,620	543,803,307
Class B Redeemable Units of Investview Financial Group Holdings, LLC	565,000,000	171,956,522	57,948,718
Totals	1,036,428,571	749,558,408	601,929,592

The following table illustrates the computation of diluted earnings per share for the nine months ended September 30, 2022.

September 30, 2022
Net income	$1,858,642
Less: preferred dividends	(614,505)
Add: interest expense on convertible debt	469,884
Net income available to common shareholders (numerator)	$1,714,021

Basic weighted average number of common shares outstanding	2,690,146,350
Dilutive impact of convertible notes	471,428,571
Dilutive impact of non-voting membership interest	565,000,000
Diluted weighted average number of common shares outstanding (denominator)	3,726,574,921

Diluted income per common share	$0.00

INVESTVIEW, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2022

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

During the nine months ended September 30, 2022 we reported $7,334,474 in cash provided by operating activities, $6,406,965 of income from operations, and net income of $1,858,642. As of September 30, 2022 we have cash and cash equivalents of $19,081,445 and a working capital balance of $14,565,190. As of September 30, 2022 our unrestricted cryptocurrency balance was reported at a cost basis of $2,872,589. Management does not believe there are any liquidity issues as of September 30, 2022.

NOTE 5 – RELATED-PARTY TRANSACTIONS

Our related-party payables consisted of the following:

	September 30, 2022	December 31, 2021
Convertible Promissory Note entered into on 4/27/20, net of debt discount of $984,967 as of September 30, 2022 [1]	$315,033	$239,521
Convertible Promissory Note entered into on 5/27/20, net of debt discount of $534,560 as of September 30, 2022 [2]	165,240	124,149
Convertible Promissory Note entered into on 11/9/20, net of debt discount of $1,040,828 as of September 30, 2022 [3]	259,172	198,187
Promissory note entered into on 12/15/20 [4]	-	80,322
Convertible Promissory Note entered into on 3/30/21 [5]	-	476,670
Working Capital Promissory Note entered into on 3/22/21 [6]	1,201,597	1,200,607
Total related-party debt	1,941,042	2,319,456
Less: Current portion	(1,201,597)	(1,832,642)
Related-party debt, long term	$739,445	$486,814

[1]	On April 27, 2020, we received proceeds of $1,300,000 from DBR Capital, LLC, an entity controlled by our Chairman, and entered into a convertible promissory note. The note is secured by collateral of the Company and its subsidiaries. The note bears interest at 20% per annum, payable monthly, and the principal is due and payable on April 27, 2030. Per the original terms of the agreement the note was convertible into common stock at a conversion price of $0.01257 per share, which was amended on November 9, 2020 to reduce the conversion price to $0.007 per share. At inception we recorded a beneficial conversion feature and debt discount of $1,300,000. During the nine months ended September 30, 2022, we recognized $97,180 of the debt discount into interest expense, as well as expensed an additional $195,012 of interest expense on the note, all of which was repaid during the period.

INVESTVIEW, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2022

(Unaudited)

[2]	On May 27, 2020, we received proceeds of $700,000 from DBR Capital, LLC, and entered into a convertible promissory note. The note is secured by collateral of the Company and its subsidiaries. The note bears interest at 20% per annum, payable monthly, and the principal is due and payable on April 27, 2030. Per the original terms of the agreement the note was convertible into common stock at a conversion price of $0.01257 per share, which was amended on November 9, 2020 to reduce the conversion price to $0.007 per share. At inception we recorded a beneficial conversion feature and debt discount of $700,000. During the nine months ended September 30, 2022, we recognized $52,761 of the debt discount into interest expense as well as expensed an additional $105,003 of interest expense on the note, all of which was repaid during the period.

[3]	On November 9, 2020, we received proceeds of $1,300,000 from DBR Capital, LLC, and entered into a convertible promissory note. The note is secured by collateral of the Company and its subsidiaries. The note bears interest at 38.5% per annum, made up of a 25% interest rate per annum and a facility fee of 13.5% per annum, payable monthly beginning February 1, 2021, and the principal is due and payable on April 27, 2030. Per the terms of the agreement the note is convertible into common stock at a conversion price of $0.007 per share. At inception we recorded a beneficial conversion feature and debt discount of $1,300,000. During the nine months ended September 30, 2022, we recognized $102,691 of the debt discount into interest expense as well as expensed an additional $375,372 of interest expense on the note, all of which was repaid during the period.

[4]	On December 15, 2020, we received proceeds of $154,000 from Wealth Engineering, an entity controlled by former members of our management team and Board of Directors, and entered into a promissory note for $600,000. The term of the note requires monthly repayments of $20,000 per month for 30 months. At inception we recorded a debt discount of $446,000 representing the difference between the cash received and the total amount to be repaid. During the nine months ended September 30, 2022, we recognized the remaining $259,678 of the debt discount into interest expense and repaid the remaining $340,000 of the debt.

[5]	Effective March 30, 2021, we restructured a $1,000,000 promissory note with $200,000 of accrued interest, along with a $350,000 short-term advance, with Joseph Cammarata, our then Chief Executive Officer. The new note had a principal balance of $1,550,000, had a 5% interest rate, and was convertible at $0.02 per share. As a result of the fixed conversion price we recorded a beneficial conversion feature and debt discount of $1,550,000 on March 30, 2021, which was equal to the face value of the note. Effective September 21, 2021, we entered into an amendment to the note to extend the due date to September 30, 2022, allow for partial conversions, and change the conversion price to $0.008 per share. As the terms of the note changed substantially, we accounted for the amendment as an extinguishment and new note. Through September 21, 2021 we recognized $738,904 of the initial debt discount into interest expense, removed $806,849 of the remaining debt discount from the books, recorded a beneficial conversion feature due to the fixed conversion price and a debt discount of $1,550,000, which was equal to the face value of the amended note, and recorded a net $743,151 into additional paid in capital as a gain due to the extinguishment transaction being between related parties and thus a capital transaction. During the nine months ended September 30, 2022, we recognized the remaining $1,131,417 of the $1,550,000 debt discount into interest expense. Also, during the nine months ended September 30, 2022, we expensed $19,626 of interest expense on the debt. During February 2022, we provided 30 days’ notice of our intent to retire and repay the Cammarata Note in cash. Having not timely received a properly executed conversion notice within the proscribed period, and citing certain breaches of Mr. Cammarata’s fiduciary duty to us, as well as damages incurred by us arising from Mr. Cammarata’s legal proceedings, on March 30, 2022, we tendered to Mr. Cammarata cash payment in full for the Cammarata Note. As of the date of this filing, Mr. Cammarata has not yet accepted our tender of the cash payment, and instead has asserted his entitlement to exercise his right to convert the Cammarata Note into our common shares. At September 30, 2022, we canceled the $1.6 million check issued to Mr. Cammarata and recorded the amount due in accrued liabilities.

[6]	On March 22, 2021, we entered into Securities Purchase Agreements to purchase 100% of the operating assets of SSA Technologies LLC, an entity that owns and operates a FINRA-registered broker-dealer. SSA is controlled and partially owned by Joseph Cammarata, our former Chief Executive Officer. Commencing upon execution of the agreements and through the closing of the transactions, we agreed to provide certain transition service arrangements to SSA. In connection with the transactions, we entered into a Working Capital Promissory Note with SSA under which SSA was to have advanced to us up to $1,500,000 before the end of 2021; however, SSA has only provided advances of $1,200,000 to date. The note bears interest at the rate of 0.11% per annum therefore we recognized $990 worth of interest expense on the loan during the nine months ended September 30, 2022. The note was due and payable by January 31, 2022; however, has not yet been repaid as we consider our legal options in light of SSA’s failure to complete its funding obligations. The note was to have been secured by the pledge of 12,000,000 shares of our common stock; however, it remains unsecured as the pledge of shares was not implemented at the closing of the loan.

We expensed interest related to our related-party payables, as follows:

	Three Months Ended September 30, 2022	Nine Months Ended September 30, 2022
Wealth Engineering (Mario Romano and Annette Raynor) [1]	$-	$259,678
DBR Capital (David Rothrock) [2]	310,265	928,019
Joseph Cammarata (former executive officer) [3]	-	1,151,042
SSA Technologies LLC (Joseph Cammarata, former executive officer) [4]	330	990
	$310,595	$2,339,729

[1]	During the nine months ended September 30, 2022, all expense was from the amortization of debt discount.

[2]	During the three and nine months ended September 30, 2022, $85,136 and $252,632 of the expense was from the amortization of debt discount and $225,129 and $675,387 of the expense was from the accrual of interest, respectively. During the three and nine months ended September 30, 2022, we made payments of $225,129 and $750,430 for interest expense, respectively.

[3]	During the three and nine months ended September 30, 2022, $0 and $1,131,417 of the expense was from the amortization of debt discount and $0 and $19,626 of the expense was from the accrual of interest, respectively. During the three and nine months ended September 30, 2022, we made payments of $0 and $77,712 for interest expense, respectively.

[4]	During the three and nine months ended September 30, 2022, all expense was from the accrual of interest.

Description of other Related Party Arrangements

During the nine months ended September 30, 2022, we entered into a Separation and Release Agreement (the “Separation Agreements”) with Mario Romano and Annette Raynor, two of the Company’s founders and former members of management and the Board of Directors, and Wealth Engineering, LLC, an affiliate of Mr. Romano and Ms. Raynor. Under the Separation Agreements, Mr. Romano and Ms. Raynor resigned their positions as officers and directors of the Company effective immediately upon execution of the Separation Agreements as they each transitioned to the roles of strategic advisors to the Company. In conjunction with the Separation Agreements Mr. Romano and Ms. Raynor forfeited 75,000,000 shares each, which were returned to the Company and cancelled, and we repurchased a total of 43,101,939 shares from Mr. Romano and Ms. Raynor in exchange for cash of $1,724,008, which was paid to federal and state taxing authorities on behalf of Wealth Engineering, LLC as payment for the estimated federal and state taxes that Wealth Engineering, LLC may be subject to in connection with the vesting of 63,333,333 Company restricted shares that vested on July 22, 2021 (see NOTE 9).

INVESTVIEW, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2022

(Unaudited)

During the nine months ended September 30, 2022, we recorded 69,833,334 shares as forfeited as a result of 1) our Chief Financial Officer returning 1,300,000 shares to the Company prior to their vesting date and 2) our senior management team and board of directors unanimously agreeing to surrender and terminate an aggregate of 68,533,334 outstanding unvested restricted shares and 218,500,000 ungranted shares in exchange for the issuance of options to purchase 360,416,665 shares (see NOTE 9).

DBR Capital LLC, an affiliate of our Chairman (“DBR Capital”), has been an investor in Oneiro NA, Inc. (“Oneiro”) since 2016, and currently serves as a worldwide marketing and distribution agent for Oneiro. Oneiro has been our third-party supplier of ndau coins. In connection with its affiliation with Oneiro, DBR Capital is entitled to certain performance fees from Oneiro for worldwide sales of ndau introduced by DBR Capital, including purchases by Investview or any affiliates of Investview. The performance fee is determined as a commission on sales, with a floating range between 5% to 10% of sales, on aggregate sales ranging from $1 million to over $40 million. The performance fee is to be paid in ndau coins. During the most recent year ended December 31, 2021, DBR Capital earned a performance fee in connection with sales by Oneiro to Investview of approximately 77,000 ndau coins.

During the nine months ended September 30, 2022, DBR Capital elected to contribute 77,000 ndau coins to us. These coins were valued as of the day of receipt at $1,185,821 and are recorded as an addition to Additional Paid in Capital. The contribution of these coins to the Company by DBR Capital was in recognition of the recent reorganization of the executive management team and Board of Directors of Investview, and to avoid the appearance of any potential conflicts of interest associated with the marketing and distribution arrangement DBR Capital has with Oneiro. DBR Capital further renounced and assigned to the Company for its discretionary use, its rights in and to any further performance fees related to ndau sales by Oneiro to the Company for so long as Mr. Rothrock remains either an executive officer or director of the Company.

The loans referenced in footnotes 1-3 above, were advanced under a Securities Purchase Agreement we entered into on April 27, 2020, with DBR Capital. Under the Securities Purchase Agreement (which was subsequently amended and restated), DBR Capital agreed to advance up to $11 million to us in a series of up to five closings through December 31, 2022, of which the amounts advanced covered in footnotes 1-3 above constituted the first three closings. On August 12, 2022, we and DBR Capital, entered into a Fourth Amendment to the now Amended and Restated Securities Purchase Agreement that extends the deadlines for the fourth and fifth closings under that Agreement from December 31, 2022, to December 31, 2024. The fourth and fifth closings remain at the sole discretion of DBR Capital and we cannot provide any assurance that they will occur when contemplated or ever.

NOTE 6 – DEBT

Our debt consisted of the following:

	September 30, 2022	December 31, 2021
Loan with the U.S. Small Business Administration dated 4/19/20 [1]	$545,822	$531,798
Long term notes for APEX lease buyback [2]	8,654,048	10,870,861
Total debt	9,199,870	11,402,659
Less: Current portion	(2,909,513)	(2,947,013)
Debt, long term portion	$6,290,357	$8,455,646

[1]	In April 2020 we received proceeds of $500,000 from a loan entered into with the U.S. Small Business Administration. Under the terms of the loan interest is to accrue at a rate of 3.75% per annum and installment payments of $2,437 monthly will begin twelve months from the date of the loan, with all interest and principal due and payable thirty years from the date of the loan. During the nine months ended September 30, 2022 we recorded $14,024 worth of interest on the loan.

[2]	During the year ended March 31, 2021 we entered into notes with third parties for $19,089,500 in exchange for the cancellation of APEX leases previously entered into, which resulted in our purchase of all rights and obligations under the leases. We agreed to settle a portion of the debt during the year ended March 31, 2021, at a discount to the original note terms offered, by making lump sum payments, issuing shares of our common stock, issuing shares of our preferred stock, and issuing cryptocurrency. The remaining notes are all due December 31, 2024 and have a fixed monthly payment that is equal to 75% of the face value of the note, divided by 48 months. The monthly payments began the last day of January 2021 and continue until December 31, 2024 when the last monthly payment will be made, along with a balloon payment equal to 25% of the face value of the note, to extinguish the debt. During the nine months ended September 30, 2022 we repaid a portion of the debt with cash payments of $729,016 and issuances of cryptocurrency valued at $1,487,797.

INVESTVIEW, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2022

(Unaudited)

NOTE 7 – DERIVATIVE LIABILITY

During the nine months ended September 30, 2022, we had the following activity in our derivative liability account relating to our warrants:

Derivative liability at December 31, 2021	$69,371
Derivative liability recorded on new instruments	-
Derivative liability reduced by warrant exercise (see NOTE 7)	-
(Gain) loss on fair value	(40,155)
Derivative liability at September 30, 2022	$29,216

We use the binomial option pricing model to estimate fair value for those instruments at inception, at warrant exercise, and at each reporting date. During the nine months ended September 30, 2022, the assumptions used in our binomial option pricing model were in the following range:

Risk free interest rate	2.99 - 2.99%
Expected life in years	2.84 - 3.75
Expected volatility	150% - 183%

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

At commencement of the Eatontown Lease, right-of-use assets obtained in exchange for new operating lease liabilities amounted to $110,097. We have the option to extend the three-year lease term of the Eatontown Lease for a period of one year. In addition, we are obligated to pay twelve monthly installments to cover an annual utility charge of $1.75 per rentable square foot for electric usage within the demised premises. As the lessor has the right to digitally meter and charge us accordingly, these payments were deemed variable and will be expensed as incurred. During the nine months ended September 30, 2022 the variable lease costs amounted to $1,940.

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

Operating lease expense was $180,927 for the nine months ended September 30, 2022. Operating cash flows used for the operating leases during the nine months ended September 30, 2022 was $204,345. As of September 30, 2022, the weighted average remaining lease term was 0.62 years and the weighted average discount rate was 12%.

Future minimum lease payments under non-cancellable leases as of September 30, 2022 were as follows:

Remainder of 2022	$58,875
2023	57,045
Total	115,920
Less: Interest	(3,645)
Present value of lease liability	112,275
Operating lease liability, current [1]	(112,275)
Operating lease liability, long term	$-

[1]	Represents lease payments to be made in the next 12 months.

INVESTVIEW, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2022

(Unaudited)

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

During the year ended March 31, 2021, we commenced a security offering to sell a total of 2,000,000 units at $25 per unit (“Unit Offering”), such that each unit consisted of: (i) one share of our newly authorized Series B Preferred Stock and (ii) five warrants each exercisable to purchase one share of common stock at an exercise price of $0.10 per warrant share. Each Warrant offered is immediately exercisable on the date of issuance, will expire 5 years from the date of issuance, and its value has been classified as a fair value liability due to the terms of the instrument (see NOTE 7).

During the nine months ended September 30, 2021, we sold 196,638 units for a total of $4,915,950: 145,622 units for cash proceeds of $3,640,550, 1,598 units for bitcoin proceeds of $39,950, and 49,418 units for debt of $1,235,450. In conjunction with the sale of the units we issued 196,638 shares of Series B Preferred Stock and granted 983,190 warrants during the period.

As of September 30, 2022 and December 31, 2021, we had 252,192 shares of preferred stock issued and outstanding.

Preferred Stock Dividends

During the nine months ended September 30, 2022, we recorded $614,505 for the cumulative cash dividends due to the shareholders of our Series B Preferred Stock. We made payments of $470,563 in cash and issued $129,817 worth of cryptocurrency to reduce the amounts owed. As a result, we recorded $233,830 as a dividend liability on our balance sheet as of September 30, 2022.

Common Stock

During the nine months ended September 30, 2022, we cancelled 219,833,334 shares that had been issued but were forfeited by choice or as a result of certain forfeiture conditions (see NOTE 5). As a result, we decreased common stock by $219,834, and increased additional paid in capital by the same. As of the date of this filing, 33,333,333 shares of common stock forfeited during the nine-month period ended December 31, 2021 had not yet been physically cancelled due to administrative delays. All forfeited shares have been deemed cancelled as of June 30, 2022. Also, during the nine months ended September 30, 2022, we repurchased 43,101,939 shares from members of our then Board of Directors in exchange for cash of $1,724,008 to pay for tax withholdings (see NOTE 5).

During the nine months ended September 30, 2021, we cancelled 255,000,000 shares that had been issued but were subject to certain forfeiture conditions. As a result of the forfeiture, we decreased common stock by $255,000 and increased additional paid in capital by the same. Also, during the nine months ended September 30, 2021, we issued 11,500,000 shares of common stock for services and compensation and recognized a total of $989,391 in stock-based compensation based on grant date fair values and vesting terms of the awards granted in the current and prior periods. We also issued 82,640 shares of common stock as a result of warrants exercised, resulting in proceeds of $8,264, and we recorded 6,666,666 shares as forfeited as a result of our CAO returning the shares to the Company prior to their vesting date.

As of September 30, 2022 and December 31, 2021, we had 2,641,275,489 and 2,904,210,762 shares of common stock issued and outstanding, respectively.

INVESTVIEW, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2022

(Unaudited)

Options

During the nine months ended September 30, 2022, we undertook to restructure unvested incentive equity awards previously granted to our senior leadership team. The Company’s senior management team and board of directors unanimously agreed to surrender and terminate an aggregate of 68,533,334 outstanding unvested restricted shares and 218,500,000 ungranted shares in exchange for the issuance of options to purchase 360,416,665 shares, vesting in equal amounts over a five-year period, at an exercise price of $0.05 per share. The third-party valuation firm we engaged to value these options utilized the Black Scholes Model to value these options and the expense related to these options is being recognized over their vesting terms. Total stock compensation expense related to the options for the nine months ended September 30, 2022, was $1,384,210.

Warrants

Transactions involving our warrants are summarized as follows:

Weighted
	Number of	Average
	Shares	Exercise Price
Warrants outstanding at December 31, 2021	1,178,320	$0.10
Granted	-	$-
Canceled/Expired	-	$-
Exercised	-	$-
Warrants outstanding at September 30, 2022	1,178,320	$0.10

Details of our warrants outstanding as of September 30, 2022, is as follows:

Exercise Price	Warrants Outstanding	Warrants Exercisable	Weighted Average Contractual Life (Years)
$0.10	1,178,320	1,178,320	3.40

Class B Units of Investview Financial Group Holdings, LLC

As of September 30, 2022, and December 31, 2021, there were 565,000,000 Units of Class B Investview Financial Group Holdings, LLC issued and outstanding. These units were issued as consideration for the purchase of operating assets and intellectual property rights of MPower, a company controlled and partially owned by David B. Rothrock and James R. Bell, two of our board members (see NOTE 12). The Class B Redeemable Units have no voting rights but can be exchanged at any time, within 5 years from the date of issuance, for 565,000,000 shares of our common stock on a one-for-one basis and are subject to significant restrictions upon resale through 2025 under the terms of a lock up agreement entered into as part of the purchase agreement. In order to properly account for the purchase transaction on the Company’s financial statements, we were required by applicable financial reporting standards to value the Class B Units issued to MPower in the transaction as of the closing date of the MPower sale transaction (September 3, 2021). For these accounting purposes, we concluded that the “fair value” of the consideration for financial accounting purposes, at the if-converted market value of the underlying common shares was $58.9 million, based on the closing market price of $0.1532 on the closing date of September 3, 2021, as discounted from $86.6 million by 32% (or $27.7 million) to reflect the significant lock up period. The “fair value” valuation of the Class B Units, however, was completed relying on a certain set of methodologies that are accepted for accounting purposes, and is not necessarily indicative of the “fair market value” that may be implied relative to such Units in a commercial transaction not governed by financial reporting standards. In particular, the methodology used to value the Class B Units at their “fair value” did not take into account any blockage discounts that may otherwise apply after the expiration of the lock-up period in 2025; while other valuation methodologies, not bound by financial reporting codifications, would possibly determine that the blockage discount associated with the resale of 565 million shares after the expiration of the lock-up period, into a marketplace that has limited market liquidity, could possibly have a material downward influence on the valuation.

NOTE 10 – COMMITMENTS AND CONTINGENCIES

In the ordinary course of business, we may be, or have been, involved in legal proceedings. During the nine months ended September 30, 2022, we were not involved in any material legal proceedings, however, during November 2021 we received a subpoena from the United States Securities and Exchange Commission (“SEC”) for the production of documents. We have reason to believe that the focus of the SEC’s inquiry involves whether certain federal securities laws were violated in connection with, among other things, the offer and sale of cryptocurrency products and the operation of our subscription-based multi-level marketing business now known as iGenius. In the subpoena, the SEC advised that the investigation does not mean that the SEC has concluded that we or anyone else has violated federal securities laws and or any other law. We believe that we have complied at all times with the federal securities laws. However, we are aware of the evolving SEC commentary and rulemaking process relative to the characterization of cryptocurrency products under federal securities laws that is sweeping through a large number of businesses that operate within the cryptocurrency sector. We intend to cooperate fully with the SEC’s investigation and will continue to work with outside counsel to review the matter.

INVESTVIEW, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2022

(Unaudited)

We generate revenue from the sale of cryptocurrency packages to our customers through an arrangement with a third-party supplier, certain of which, until January 2022, included a product protection option provided by a third-party provider. According to marketing and legal documents provided by such third-party provider, the product protection would allow the purchaser to protect its initial purchase price by obtaining 50% of its purchase price at five years or 100% of its purchase price at ten years. In January 2022, we suspended any further offering of the product protection option in the cryptocurrency packages after the third-party provider was unable to comply with our standard vendor compliance protocols, citing certain offshore confidentiality entitlements. That suspension will remain in place until we are able to further validate the continued integrity of the product protection and the vendor’s ability to honor its commitments to our members.

We issued a promissory note to our former Chief Executive Officer, Joseph Cammarata, which, following certain modifications, on or about March 30, 2021, was restated in the principal amount of $1,550,000 (the “Cammarata Note”). Although not originally convertible, as per the March 30, 2021, amendment, the Cammarata Note became convertible at $0.02 per share, Thereafter, effective September 21, 2021, and following another modification, the conversion price under the Cammarata Note was reduced to $0.008 per share. During February 2022, we provided 30 days’ notice of our intent to retire and repay the Cammarata Note in cash. Having not timely received a properly executed conversion notice within the proscribed period, and citing certain breaches of Mr. Cammarata’s fiduciary duty to us, as well as damages incurred by us arising from Mr. Cammarata’s ongoing legal proceedings, on or about March 31, 2022, we tendered to Mr. Cammarata cash payment in full for the Cammarata Note. As of the date of this Report, Mr. Cammarata has not accepted our tender of the cash payment, and instead has asserted his entitlement to exercise his right to convert the Cammarata Note into our common shares. Although we believe that our cash tender was appropriate under the terms of the Cammarata Note and our claims for damages by Mr. Cammarata have marit, if Mr. Cammarata elects to challenge our cash tender in a court proceeding, and if we are unable to sustain our legal position on the matter, Mr. Cammarata could receive up to approximately 203 million shares of our common stock upon conversion of the Cammarata Note.

On March 22, 2021, we entered into Securities Purchase Agreements to purchase 100% of the operating assets of SSA Technologies LLC, an entity that owns and operates a FINRA-registered broker-dealer. SSA is controlled and partially owned by Joseph Cammarata, our former Chief Executive Officer. Commencing upon execution of the agreements and through the closing of the transactions, we agreed to provide certain transition service arrangements to SSA. In connection with the transactions, we entered into a Working Capital Promissory Note with SSA under which SSA was to have advanced to us up to $1,500,000 before the end of 2021; however, SSA has only provided advances of $1,200,000 to date. The note bears interest at the rate of 0.11% per annum therefore we recognized $990 worth of interest expense on the loan during the nine months ended September 30, 2022. The note was due and payable by January 31, 2022; however, has not yet been repaid as we consider our legal options in light of SSA’s failure to complete its funding obligations. The note was to have been secured by the pledge of 12,000,000 shares of our common stock; however, it remains unsecured as the pledge of shares was not implemented at the closing of the loan.

NOTE 11 – INCOME TAXES

For the periods ended September 30, 2022, and September 30, 2021, the Company used a discrete effective tax rate method for recording income taxes, as compared to an estimated full year annual effective tax rate method, as an estimate of the annual effective tax rate cannot be made.

Provision for income taxes for the three and nine months ended September 30, 2022, was $362,563 and $1,004,308, respectively, resulting in an effective tax rate of (623.9%) and 35.1%, respectively. Provision for income taxes for the three and nine months ended September 30, 2021, was $758 and $146,950, respectively, resulting in an effective tax rate of (0.002%) and (0.50%), respectively. The provision for income taxes was primarily impacted by pretax book income, permanent differences, and by the change in valuation allowance on deferred tax assets.

NOTE 12 – ACQUISITION & NONCONTROLLING INTEREST IN SUBSIDIARY

On March 22, 2021, we entered into a Securities Purchase Agreement to purchase the operating assets and intellectual property rights of MPower, a company controlled and partially owned by David B. Rothrock and James R. Bell, two of our board members, in exchange for 565,000,000 nonvoting Class B Units of Investview Financial Group Holdings, LLC (“Units”). This acquisition closed on September 3, 2021, and we acquired an office lease, furniture and fixtures, and Prodigio, a proprietary software-based trading platform with applications in the brokerage industry. The Units can be exchanged at any time, within 5 years from the date of issuance, for 565,000,000 shares of our common stock on a one-for-one basis and are subject to a 44 month lock up period. The “fair value” of the consideration, as determined for our accounting purposes, at the if-converted market value of the common shares was $58.9 million based on the closing market price of $0.1532 on the closing date of September 3, 2021, as discounted from $86.6 million by 32% (or $27.7 million) to reflect the significant lock up period.

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

We also operate a blockchain technology business that provides leading-edge research, development, and FinTech services involving the management of digital asset technologies with a focus on Bitcoin mining and the new generation of digital assets. As well, in order to, among other things, commercialize on the proprietary trading platform we recently acquired from MPower Trading Systems, LLC (“MPower”), take advantage of the market’s increasing acceptance and expansion of the ownership and use of digital currencies as an investable asset class, subject to applicable regulatory limitations, and to proactively respond to increasing regulatory scrutiny relative to cryptocurrency products, we have adopted a growth plan that contemplates the establishment of a suite of financial service businesses that would offer, among others, self-directed brokerage services, institutional trade execution services, innovative advisory services (RIA, CTA), and codeless algorithmic trading technologies. It was our expectation to develop these businesses over time, starting with the acquisition of a broker-dealer that could serve as a platform for growth. Towards that end, in March 2021 we entered into an agreement to acquire a brokerage firm from an affiliate of the former Chief Executive Officer of the Company. However, having been unable to secure the requisite FINRA approval by the expiration of that agreement, we terminated the transaction on June 14, 2022, and commenced a search for alternative acquisitions within the brokerage industry. Further, until we are able to start this business, we recently elected to winddown the registration of a dormant investment advisor and commodity trading advisor we own as we concluded there to be no material benefit to retaining an interest in these regulated businesses until we are able to launch our broader-based financial services model.

Results of Operations

Three Months Ended September 30, 2022 Compared to Three Months Ended September 30, 2021

Revenues

	Three Months Ended September 30,		Increase
	2022	2021	(Decrease)
	(unaudited)	(unaudited)
Subscription revenue, net of refunds, incentives, credits, and chargebacks	$11,823,581	$14,034,214	$(2,210,633)
Mining revenue	2,777,634	8,338,759	(5,561,125)
Cryptocurrency revenue	351,433	998,127	(646,694)
Miner repair revenue	43,511	-	43,511
Digital wallet revenue	-	-	-
Total revenue, net	$14,996,159	$23,371,100	$(8,374,941)

Revenue, net, decreased $8,374,941, or 36%, from $23,371,100 for the three months ended September 30, 2021, to $14,996,159 for the three months ended September 30, 2022. The decrease can be explained by $2.2 million, $5.6 million and $647 thousand decreases in our subscription revenue, mining revenue, and cryptocurrency revenue, respectively, offset by a $44 thousand increase in our miner repair revenue. The $2.2 million (16%) decrease in subscription revenue was due to negative market sentiment in the cryptocurrency markets resulting in decreased membership; the $5.6 million (67%) decrease in mining revenue was a result of the decrease in the value of Bitcoin and an increase in the Bitcoin mining difficulty levels, as well as, older and less efficient Bitcoin mining equipment taken offline for analysis and repairs during the period; and the $647 thousand decrease in cryptocurrency revenue was due to an overall decrease in the number of sales of NDAU packages.

Operating Costs and Expenses

	Three Months Ended September 30,		Increase
	2022	2021	(Decrease)
	(unaudited)	(unaudited)
Cost of sales and service	$2,144,733	$2,101,490	$43,243
Commissions	6,551,195	9,934,991	(3,383,796)
Selling and marketing	17,874	26,484	(8,610)
Salary and related	2,359,225	1,153,402	1,205,823
Professional fees	601,367	132,778	468,589
Impairment expense	625	140,233	(139,608)
Loss (gain) on disposal of assets	(118,041)	-	(118,041)
General and administrative	2,916,167	54,097,580	(51,181,413)
Total operating costs and expenses	$14,473,145	$67,586,958	$(53,113,813)

Operating costs decreased $53,113,813, or 79%, from $67,586,958 for the three months ended September 30, 2021, to $14,473,145 for the three months ended September 30, 2022. $51,619,440 of that decrease was attributable to a non-recurring and non-cash charge arising in the three months ended September 30, 2021, from the manner in which the acquisition of the Prodigio Smart Trading Platform, as well as the other operating assets and intellectual property rights of MPower, was accounted for on our financial statements. After removing the charge relating to the September 3, 2021 transaction with MPower, the remaining decrease of $1,494,373 can be explained by a decrease in commissions of $3.4 million, which was a result of decreases in our subscription and cryptocurrency revenue, offset by an increase in salary and related costs of $1.2 million due to the recognition of stock based compensation during the period, an increase in professional fees of $469 thousand due to increased legal and consulting expenses, and an increase in general and administrative costs of $438 thousand which was mainly driven by increased depreciation, as we continue to purchase and deploy additional mining equipment over time.

Other Income and Expenses

	Three Months Ended September 30,
	2022	2021	Change
	(unaudited)	(unaudited)
Gain (loss) on debt extinguishment	$-	$21,349	$(21,349)
Gain (loss) on fair value of derivative liability	2,319	47,017	(44,698)
Realized gain (loss) on cryptocurrency	(318,000)	1,651,024	(1,969,024)
Interest expense	(4,726)	(6,000)	1,274
Interest expense, related parties	(310,595)	(763,791)	453,196
Other income (expense)	49,872	22,168	27,704
Total other income (expense)	$(581,130)	$971,767	$(1,552,897)

We recorded other expense of $581,130 for the three months ended September 30, 2022, which was a difference of $1,552,897, or 160%, from the prior period other income of $971,767. The change is due to a realized loss recorded on cryptocurrency in the current period of $318 thousand compared to a realized gain of $1.7 million in the prior period, offset by a decrease in related party interest expense recorded in the current period versus the prior period ($311 thousand for the three months ended September 30, 2022 compared to $764 thousand for the three months ended September 30, 2021).

Nine Months Ended September 30, 2022 Compared to Nine Months Ended September 30, 2021

Revenues

	Nine Months Ended September 30,		Increase
	2022	2021	(Decrease)
	(unaudited)	(unaudited)
Subscription revenue, net of refunds, incentives, credits, and chargebacks	$36,658,790	$32,833,628	$3,825,162
Mining revenue	9,412,751	25,047,680	(15,634,929)
Cryptocurrency revenue	1,308,809	8,168,295	(6,859,486)
Miner repair revenue	123,621	-	123,621
Digital wallet revenue	5,868	-	5,868
Fee revenue	-	2,032	(2,032)
Total revenue, net	$47,509,839	$66,051,635	$(18,541,796)

Revenue, net, decreased $18,541,796, or 28%, from $66,051,635 for the nine months ended September 30, 2021, to $47,509,839 for the nine months ended September 30, 2022. The decrease can be explained by $15.6 million and $6.9 million decreases in our mining revenue and cryptocurrency revenue, respectively, offset by a $3.8 million increase in our net subscription revenue. The $3.8 million (12%) increase in subscription revenue was due to significant product enhancements and expansion into new markets globally, partially offset by negative market sentiment, mainly in the cryptocurrency markets; the $15.6 million (62%) decrease in mining revenue was a result of the decrease in the value of Bitcoin and an increase in the Bitcoin mining difficulty levels, as well as, older and less efficient Bitcoin mining equipment taken offline for analysis and repairs during the period; and the $6.9 million decrease in cryptocurrency revenue was due to an overall decrease in the number of sales of NDAU packages.

Operating Costs and Expenses

	Nine Months Ended September 30,		Increase
	2022	2021	(Decrease)
	(unaudited)	(unaudited)
Cost of sales and service	$5,873,214	$7,186,149	$(1,312,935)
Commissions	20,380,676	23,802,291	(3,421,615)
Selling and marketing	53,139	93,984	(40,845)
Salary and related	5,215,833	3,715,868	1,499,965
Professional fees	2,350,687	1,445,143	905,544
Impairment expense	7,008	674,671	(667,663)
Loss (gain) on disposal of assets	(389,550)	-	(389,550)
General and administrative	7,611,867	57,961,461	(50,349,594)
Total operating costs and expenses	$41,102,874	$94,879,567	$(53,776,693)

Operating costs decreased $53,776,693, or 57%, from $94,879,567 for the nine months ended September 30, 2021, to $41,102,874 for the nine months ended September 30, 2022. $51,619,440 of that decrease was attributable to a non-recurring and non-cash charge arising in the nine months ended September 30, 2021, from the manner in which the acquisition of the Prodigio Smart Trading Platform, as well as the other operating assets and intellectual property rights of MPower, was accounted for on our financial statements. After removing the charge relating to the September 3, 2021 transaction with MPower, the remaining decrease of $2,157,253 can be explained by a decrease in our cost of sales and services of $1.3 million due to the relocation of our miners and a related decrease in our mining costs that included hosting, electrical and power costs, a decrease in commissions of $3.4 million mainly due to lower cryptocurrency sales, and a decrease in impairment expense of $668 thousand where in the prior period we wrote-off a significant amount of intangible assets as a result of recoverability issues, with only a $7 thousand write-off of fixed assets occurring in the current period. These decreases were offset by an increase in salary and related costs of $1.5 million as a result of stock-based compensation recognized during the period and by an increase in professional fees of $906 thousand due to higher legal and consulting fees, and an increase in general and administrative costs of $1.3 million which was mainly driven by depreciation, as we purchased and deployed additional mining equipment during the current period.

Other Income and Expenses

	Nine Months Ended September 30,
	2022	2021	Change
	(unaudited)	(unaudited)
Gain (loss) on debt extinguishment	$455	$433,152	$(432,697)
Gain (loss) on fair value of derivative liability	40,155	98,928	(58,733)
Realized gain (loss) on cryptocurrency	(1,338,597)	892,266	(2,230,863)
Interest expense	(14,024)	(17,803)	3,779
Interest expense, related parties	(2,339,729)	(1,897,557)	(442,172)
Other income (expense)	107,725	(64,734)	172,459)
Total other income (expense)	$(3,544,015)	$(555,748)	$(2,988,267)

We recorded other expense of $3,544,015 for the nine months ended September 30, 2022, which was a difference of $2,988,267, or 538%, from the prior period other expense of $555,748. The change is due to a minimal gain on debt extinguishment recorded in the current period compared to a gain of $433 thousand recorded in the prior period, a realized loss recorded on cryptocurrency in the current period of $1.3 million compared to a realized gain of $892 thousand in the prior period, and more related party interest expense recorded in current period versus the prior period ($2.3 million for the nine months ended September 30, 2022 compared to $1.9 million for the nine months ended September 30, 2021). Amounts recorded in related party interest expense included the amortization of debt discounts, which was being recognized over the term of the debt, however, during the nine months ended September 30, 2022 we repaid two of our related party notes early, which resulted in the recognition of $1.2 million of the amortization of the related debt discount amounts into interest.

Liquidity and Capital Resources

During the nine months ended September 30, 2022, we recorded net income of $1,858,642 and generated $7,334,474 in cash through our operating activities. We used this cash, as well as other cash on hand, to fund operations, fund the purchase of $15,265,360 worth of fixed assets, to repay $2,718,142 worth of related party payable, and to repurchase shares for $1,724,008. As a result, our cash, cash equivalents, and restricted cash decreased by $12,528,341 to $20,088,565 as compared to $32,616,906 at the beginning of the fiscal year. As of September 30, 2022, our current assets exceeded our current liabilities to result in working capital of $14,565,190. We believe we will have sufficient resources, including cash flow from operations and access to capital markets, to meet debt service obligations in a timely manner and be able to meet our short-term business objectives.

Critical Accounting Policies

Basis of Presentation

Our policy is to prepare our financial statements on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America. Prior to September 30, 2021 we operated the Company on a March 31 fiscal year end. Effective September 30, 2021 we changed our fiscal year to December 31.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations (Regulation S-X) of the Securities and Exchange Commission (the “SEC”) and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the nine months ended September 30, 2022, are not necessarily indicative of the operating results that may be expected for the filing of our December 31, 2022 Form 10-K. These unaudited condensed consolidated financial statements should be read in conjunction with the December 31, 2021 consolidated financial statements and notes thereto included in our Annual Report on Form 10-KT for the nine months ended December 31, 2021.

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

Revenue Recognition

Subscription Revenue

Most of our revenue is generated by subscription sales and payment is received at the time of purchase. We recognize subscription revenue in accordance with ASC 606-10 where revenue is measured based on a consideration specified in a contract with a customer and recognized when we satisfy the performance obligation specified in each contract. Our performance obligation is to provide services over a fixed subscription period; therefore, we recognize revenue ratably over the subscription period and deferred revenue is recorded for the portion of the subscription period subsequent to each reporting date. Additionally, we offer a designated trial period to first time subscription customers, during which a full refund can be requested if a customer does not wish to continue with the subscription. Revenues are deferred during the trial period as collection is not probable until that time has passed. Revenues are presented net of refunds, sales incentives, credits, and known and estimated credit card chargebacks. As of September 30, 2022 and December 31, 2021 our deferred revenues were $2,046,443 and $3,288,443, respectively.

Mining Revenue

Through our wholly owned subsidiary, SAFETek, LLC, we leased equipment under a sale-leaseback arrangement. However, in June of 2020, we cancelled all leases and purchased all of the rights and obligations under the leases, which included obtaining ownership of all equipment. We use the equipment on blockchain networks to validate and add blocks of transactions to blockchain ledgers (commonly referred to as “mining”). As compensation for our mining activities, we are issued fees from processors and/or block rewards that are newly created cryptocurrency units granted to us. Our mining activities constitute the principal operations of SAFETek, LLC. Because we do not have contracts, nor do we have customers associated with our mining revenue, we recognize revenue when fees and/or rewards are settled, or ultimately granted to us as a result of our mining activities.

Cryptocurrency Revenue

We generate revenue from the sale of cryptocurrency packages to our customers through an arrangement with a third-party supplier with whom our Chairman is affiliated (see Note 5-Related Party Transactions). The various packages include different amounts of coin with differing rates of returns and terms and, in some cases prior to January 2022, included a product protection option that allows the purchaser to protect their initial purchase price. In January 2022, we suspended any further offering of the product protection option after the third-party provider of that protection package was unable to comply with our standard vendor compliance protocols, citing certain offshore confidentiality entitlements. That suspension will remain in place until we are able to further validate the continued integrity of the product protection and the vendor’s ability to honor its commitments to our members.

We recognize cryptocurrency revenue in accordance with ASC 606-10 where revenue is measured based on a consideration specified in a contract with a customer and recognized when we satisfy the performance obligation specified in each contract. Our performance obligation is to arrange for the third-parties to provide coin and protection (if applicable) to our customers and payment is received from our customers at the time of order placement. All customers are given two weeks to request a refund, therefore we record a customer advance on our balance sheet upon receipt of payment. After the two weeks have passed from order placement, we request our third-party suppliers to deliver coin and protection (if applicable), at which time we recognize revenue and the amounts due to our suppliers on our books. As of September 30, 2022 and December 31, 2021 our customer advances related to cryptocurrency revenue were $142,070 and $75,702, respectively.

Fee Revenue

We generate minimal fee revenue from our customers through SAFE Management, our subsidiary licensed as a Registered Investment Advisor and Commodities Trading Advisor. We recognize fee revenue in accordance with ASC 606-10 where revenue is measured based on a consideration specified in a contract with a customer and recognized when we satisfy the performance obligation specified in each contract. Our performance obligation is to deliver fully managed trading services to individuals who do not meet the requirements of Qualified Investors and who lack the time to trade for themselves. We recognize fee revenue as our performance obligation is met and we receive payment for such advisory fees in the month following recognition. However, since these businesses were largely dormant, during 2022, we elected to winddown and withdraw the SAFE Management state and NFA registrations, as we concluded there to be no material benefit to retaining an interest in these regulated businesses until we are able to launch our broader-based financial services model.

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

Revenue generated for the nine months ended September 30, 2022, is as follows:

	Subscription Revenue	Cryptocurrency Revenue	Mining Revenue	Miner Repair Revenue	Digital Wallet Revenue	Total
Gross billings/receipts	$39,087,141	$2,548,316	$9,412,751	$123,621	$7,157	$51,178,986
Refunds, incentives, credits, and chargebacks	(2,428,351)	-	-	-	-	(2,428,351)
Amounts paid to providers	-	(1,239,507)	-	-	(1,289)	(1,240,796)
Net revenue	$36,658,790	$1,308,809	$9,412,751	$123,621	$5,868	$47,509,839

For the nine months ended September 30, 2022 foreign and domestic revenues were approximately $32.2 million and $15.3 million, respectively.

Revenue generated for the nine months ended September 30, 2021, is as follows:

	Subscription Revenue	Cryptocurrency Revenue	Mining Revenue	Fee Revenue	Total
Gross billings/receipts	$34,843,588	$20,082,329	$25,047,680	$2,032	$79,975,629
Refunds, incentives, credits, and chargebacks	(2,009,960)	-	-	-	(2,009,960)
Amounts paid to providers	-	(11,914,034)	-	-	(11,914,034)
Net revenue	$32,833,628	$8,168,295	$25,047,680	$2,032	$66,051,635

For the nine months ended September 30, 2021 foreign and domestic revenues were approximately $33.1 million and $33.0 million, respectively.

Revenue generated for the three months ended September 30, 2022, is as follows:

	Subscription Revenue	Cryptocurrency Revenue	Mining Revenue	Miner Repair Revenue	Digital Wallet Revenue	Total
Gross billings/receipts	$12,638,375	$673,933	$2,777,634	$43,511	$-	$16,133,454
Refunds, incentives, credits, and chargebacks	(814,794)	-	-	-	-	(814,794)
Amounts paid to providers	-	(322,500)	-	-	-	(322,500)
Net revenue	$11,823,581	$351,433	$2,777,634	$43,511	$-	$14,996,159

For the three months ended September 30, 2022 foreign and domestic revenues were approximately $10.3 million and $4.7 million, respectively.

Revenue generated for the three months ended September 30, 2021, is as follows:

	Subscription Revenue	Cryptocurrency Revenue	Mining Revenue	Fee Revenue	Total
Gross billings/receipts	$14,904,004	$2,329,566	$8,338,759	$-	$25,572,329
Refunds, incentives, credits, and chargebacks	(869,790)	-	-	-	(869,790)
Amounts paid to providers	-	(1,331,439)	-	-	(1,331,439)
Net revenue	$14,034,214	$998,127	$8,338,759	$-	$23,371,100

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

Changes in Internal Controls

There were no changes in our internal controls over financial reporting during the fiscal quarter ended September 30, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1.A – RISK FACTORS

There have been no material changes in the risk factors disclosed by us under Part I, Item 1A. Risk Factors contained in the Annual Report on Form 10-KT for the nine months ended December 31, 2021, as updated within our Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, and Quarterly Report on Form 10-Q for the quarter ended June 30, 2022.

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

INVESTVIEW, INC.

Dated: November 14, 2022	By:	/s/ Victor M. Oviedo
Victor M. Oviedo
Chief Executive Officer
(Principal Executive Officer)

Dated: November 14, 2022	By:	/s/ Ralph R. Valvano
Ralph R. Valvano
Chief Financial Officer
(Principal Financial Officer and Accounting Officer)

