Form 10-K
period 2022-12-31
Investview, Inc.
filed 2023-03-31
CIK 862651

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2022

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to .

Commission File Number 000-27019

INVESTVIEW, INC.

(Exact name of registrant as specified in its charter)

Nevada	87-0369205
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

521 West Lancaster Avenue

Second Floor

Haverford, Pennsylvania 19041

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. As of June 30, 2022, the aggregate market value of the issued and outstanding common stock held by non-affiliates of the registrant, based upon the closing price per share of $0.0298 of the common stock as traded on the OTCQB was approximately $78,710,010.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. As of March 24, 2023, there were 2,636,275,719 shares of common stock par value $0.001 per share, outstanding.

Documents incorporated by reference: NONE

INVESTVIEW, INC.

2022 FORM 10-K ANNUAL REPORT

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

The following factors are among those that may cause actual results to differ materially from our forward-looking statements:

●	the continuing impact, if at all, of the COVID-19 pandemic on our business, employees, members, operating results, and ability to obtain additional funding;

●	disruptions in our information technology systems;

●	failure to protect against cybersecurity risks and to maintain the integrity of data;

●	international trade or foreign exchange restrictions, increased tariffs, and foreign currency exchange fluctuations;

●	deterioration of global economic conditions;

●	inability to raise additional capital if needed;

●	expensive and time-consuming legal proceedings;

●	failure to comply with anti-corruption laws;

●	potential for investigatory and enforcement action by the federal and state regulatory authorities;

●	an adverse outcome of any proceedings with the SEC in which we may be involved from time to time;

●	any adverse developments that may arise out of the current investigatory action by the Securities and Exchange Commission (See Item 3. “Legal Proceedings”);

●	volatility of the market price of our common stock;

●	economic, political, foreign exchange, and other risks associated with international operations;

●	failure of new products to gain distributor or market acceptance;

●	noncompliance by our independent distributors with applicable legal requirements or our policies and procedures;

●	failure to directly provide oversight and direction to our independent distributors;

●	inability to retain independent distributors or to attract new independent distributors on an ongoing basis;

●	unexpected tax or other assessments relating to the activity of our independent distributors;

●	government regulations on direct selling activities in our various markets prohibiting or severely restricting our business;

●	a finding that our direct selling program is not in compliance with current or newly adopted laws or regulations in various markets;

●	the unique industry risks associated with our Bitcoin mining operations that are largely outside of our control and that could have material adverse effects on our business, including, among others: risks associated with the need for significant amounts of low-cost and reliable electricity; changes to laws pertaining to mining or holding Bitcoin; our need for consistent, high-speed, and highly secure Internet connectivity; intense competition for new miners and the necessary infrastructure to support industrial-scale Bitcoin mining operations; cybersecurity risks; increased global Bitcoin network hash rate and difficulty; and competition for a fixed supply of Bitcoin rewards;

●	inability to make accurate projections about our business and future contingencies as a result of the significant price volatility of Bitcoin and other risks other risks largely outside of our control, such as our suppliers’ inability to perform or timely deliver the new miners, parts, or services we purchase from them;

●	failure to effectively secure required commercial power, equipment and/or material to implement an air-cooled and/or immersion-cooled Bitcoin mining infrastructure or to realize the benefits we anticipate from our substantial investment in air-cooled Bitcoin mining on the schedule we anticipate, if at all;

●	inability to manage existing markets, open new international markets, or expand our operations;

●	potential adverse effects on our business and stock price due to ineffective design and oversight of our internal controls over financial reporting and other processes;

●	unfavorable publicity on our business or products, particularly associated with the ongoing regulatory matters with the Securities and Exchange Commission and the 2021 termination of our former CEO following the announcement of civil and criminal charges filed against him in connection with his activities unrelated to Investview and its businesses; and

●	loss of, or inability to attract, build and integrate our management team and other key personnel.

When considering these forward-looking statements, investors should keep in mind the cautionary statements in this report. Except as required by law, we have no obligation and do not undertake to update or revise any such forward-looking statements to reflect events or circumstances after the date of this report.

PART I

Item 1. Business

General

Investview, Inc., a Nevada corporation (which we refer to as “we,” “us,” “our,” “Investview,” or the “Company”), operates a financial technology (FinTech) services company, offering several different lines of business, including a Financial Education and Technology business that delivers a series of products and services involving financial education, digital assets and related technology, through a network of independent distributors; and a Blockchain Technology and Crypto Mining Products and Services business including leading-edge research, development and FinTech services involving the management of digital asset technologies with a focus on Bitcoin mining and the new generation of digital assets. In addition, we are planning to create a Brokerage and Financial Markets business within the investment management and brokerage industries by commercializing on a proprietary trading platform we acquired in September 2021.

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

Blockchain Technology and Crypto Mining Products and Services

Through our wholly-owned subsidiary, SAFETek, LLC (“SAFETek”), we operate a Blockchain technology company that provides leading-edge research, development, and FinTech services involving the management of digital asset technologies with a focus on Bitcoin mining and the new generation of digital assets. At our North American and other international locations, SAFETek owns and manages nearly 10,000 next-generation Bitcoin application-specific integrated circuit (“ASIC”) miner machines, with over 99% of such machines being powered by renewable energy sources, mainly hydropower plants and geothermal. Bitcoin mined at our locations is used to pay certain of our expenses, including bonus and commission payments to our U.S. and foreign independent distributors for our iGenius business, or otherwise held for investment purposes. We are also developing new and more efficient ways to mine cryptocurrencies through innovations in hardware, firmware, and additional ways to develop and utilize renewable energy sources. SAFETek operates a round-the-clock Network Operation Center (NOC) to achieve higher efficiency, productivity, and availability of Bitcoin Mining Servers. Through these activities, we aim to increase the hash rate, uptime, profitability, and overall ROI of our crypto currency mining operations.

Brokerage and Financial Technologies Services

In order to, among other things, commercialize on the proprietary trading platform we recently acquired from MPower Trading Systems, LLC in September 2021, to take advantage of the market’s increasing acceptance and expansion of the ownership and use of digital currencies as an investable asset class (subject to any applicable regulatory limitations) and to proactively respond to increasing regulatory scrutiny relative to cryptocurrency products, we have adopted a growth plan that contemplates the creation of a brokerage and financial markets business. Our growth plan contemplates the acquisition of a registered broker-dealer, and as a complement thereto, to offer a suite of financial services that will include self-directed brokerage services, institutional trade execution services, innovative advisory services (RIA, CTA), and codeless algorithmic trading technologies, which will operate under our recently formed subsidiary, Investview Financial Group Holdings, LLC (“IFGH”).

In contemplation of this expansion plan, in September 2021, we completed the acquisition of the operating assets and intellectual property rights of MPower Trading Systems, LLC, the developer and owner of Prodigio, a proprietary software-based trading platform with applications within the brokerage industry. In March 2021, we also entered into agreements for the acquisition of LevelX, a brokerage firm owned by SSA Technologies LLC, a company that is controlled by Joseph Cammarata, our former chief executive officer (“LevelX”). However, due to certain complications relating to legal proceedings involving Mr. Cammarata, in connection with his activities unrelated to Investview and its businesses, we elected to terminate this agreement during 2022, and continue our search for alternative acquisitions within the brokerage industry.

Apex Tek, LLC

Historically, through our wholly-owned subsidiaries Apex Tek, LLC and SAFETek, we sold high powered data processing equipment, known as the Apex package, to our customers which equipment was then leased back to us for our crypto mining operations. We discontinued sales of the Apex package in June 2020 principally due to supply chain issues related to COVID-19 and implemented a buy-back program whereby we offered to repurchase such equipment and cancel the existing lease, by way of a 48-month promissory note. Through the buy-back program, we repurchased substantially all of the Apex equipment in late 2020. We repaid approximately $3 million and $4 million on account of such promissory notes during the twelve months ended December 31, 2022 and the nine months ended December 31, 2021, respectively, and continue to pay monthly installments under the promissory notes as they become due. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

Sales and Marketing

We market our financial education and technology services and products through a network of independent “distributors” located both within the United States and internationally who market our products and services to customers through direct selling techniques, also known as multi-level marketing, and sponsor other independent distributors who also market our products and services to customers. Our independent distributors are generally members who elect to participate in our distribution program. Approximately 10% of our customers are currently also distributors. We have adopted various policies and procedures to which our independent distributors are expected to adhere. We also provide training. We seek to motivate our independent distributors by offering high quality products and services and providing product support and financial incentives. iGenius distributors are eligible to receive bonuses on sales of new memberships and on upgrades in membership sold to their personally enrolled members. Bonuses for enrollments and upgraded enrollments vary depending on the level of membership that a member is enrolled in. In addition, our distributors are eligible for residual bonuses each time their personally enrolled members renew their subscriptions. We believe that the opportunity for our independent distributors to earn bonuses and commissions contributes significantly to our ability to retain our most active and productive distributors.

We principally market our Blockchain technology and crypto mining products and services through trade shows, business to business marketing and Blockchain supporting relationships.

In the United States, we generally sell our products and services on a cash or credit card basis. We also periodically accept Bitcoin as a form of payment and use it to satisfy liabilities.

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

Competition

Our financial education and technology services and products are sold in competition with other companies, some of whom have greater sales volumes and financial resources than we do, and sell brands that are, through advertising and promotions, better known to consumers. We rely on our independent distributors to compete effectively in the direct selling markets, and our ability to attract and retain independent distributors depends on various factors, including the training, support, quality product offerings and financial incentives for the independent distributors.

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

Human Capital Resources

As of March 24, 2023, we had 33 employees, of which 29 were full-time and 4 are part-time. None of these employees are covered by a collective bargaining agreement. We have experienced no work stoppages and consider our relations with our employees to be good. We contract with a professional employer organization, or PEO, that administers our human resources, payroll and employee benefits functions for our employees in the United States. Although we recruit and select our workers, each of these workers is also an employee of record of the PEO. As a result, these workers are compensated through the PEO, are governed by the work policies created jointly by us and the PEO and receive their annual wage statements and other payroll or labor related reports from the PEO.

In addition to our employees, our human capital resources also include our independent distributors for our iGenius products and services, who are located worldwide. For information about our independent distributors, see Item 1. Business—”Sales and Marketing.”

Intellectual Property

We rely on a combination of trade-secret protection and confidentiality and/or license agreements with our employees, distributors, customers, partners, and others to protect our proprietary rights. It is our general practice to enter into confidentiality and invention assignment agreements with all of our employees and independent contractors. Such agreements include a confidentiality undertaking by the employee or independent contractor; ensure that all new intellectual property developed in the course of our relationship with employees or independent contractors is assigned to us; and require the employee or independent contractor to cooperate with us to protect our intellectual property during and after their relationship with us. With respect to our Financial Education and Technology business, the intellectual property that makes our business competitive consists of, among others, the valuable trade secrets, know-how, concepts, methods, techniques and materials used in our business, consisting principally of educational materials, domain names, relationships with strategic vendors and customer lists.

With respect to our cryptocurrency mining business, we actively use specific hardware and software. In certain cases, source code and other software assets may be subject to an open-source license, as much technology development underway in this sector is open source. For these works, we adhere to the terms of any license agreements that may be in place. We do not currently own, and do not have any current plans to seek, any patents in connection with our existing and planned blockchain and cryptocurrency related operations.

With respect to our planned Brokerage and Financial Markets business, in September 2021 we acquired the source code and object code of the operational commercial ready front-end and middle office proprietary Prodigio SMART (Signal Management Automated Real-time Robotic Trading system) Trading Platform, all know-how and other intellectual property necessary, useful and/or used in the software. The acquisition is not expected to be immediately accretive to our results; however, together with our expected expansion into the broker-dealer business, if at all, it is expected to become a fundamental part of an overall strategy to create our Brokerage and Financial Markets business. See Part I, Item 1A. “Risk Factors.”

Corporate History

Investview was formed in the State of Utah on January 30, 1946 under its prior name Uintah Mountain Copper Mining Company. After the commencement and abandonment of several business plans, and after several name changes and change of domicile to Nevada, on March 27, 2012 we adopted our new business model and changed our name to Investview, Inc.

Internet Address

Additional information concerning our business can be found on our website at www.investview.com for the most up-to-date corporate financial information, presentation announcements, transcripts, and archives. Information regarding our products and services offered by our wholly owned subsidiary, iGenius LLC, may be found at www.igeniusglobal.com.Information regarding SAFETek LLC is available at www.safeteksolutions.com. Website links provided may change in the future. We make available free of charge on our website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports, as soon as reasonably practicable after we electronically file such material with or furnish it to the Securities and Exchange Commission.

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

SAFETek LLC suffered supply chain issues and significant delays in establishing mining operations due to the COVID-19 pandemic. The supply chain issues caused the suspension of the APEX sale-leaseback program. In addition, iGenius suffered the loss of all in-person marketing activities while pandemic-related constraints were in place, but we pivoted to on-line marketing and zoom presentations which limited the impact to iGenius’s results from operations.

Loss from operations experienced for the year ended December 31, 2022

During the year ended December 31, 2022, we recorded a net loss of $12,944,944. Even though this was mostly due to our non-cash impairment expense of $14.6 million that had no impact on our cash flow or our liquidity and capital resources, and after excluding the impairment expense, we were able to show net income from operations of $1.7 million and $9.4 million of cash provided by our operating activities, a loss of that magnitude could have an adverse reputational and commercial effect on us, including on our credit rating, banking matters, relationships with vendors, insurers, and credit processors, and other commercial relationships.

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

We may accept, disburse, and hold cryptocurrency, which may subject us to exchange risk and additional tax and regulatory requirements.

We periodically accept Bitcoin as a form of payment and use it to satisfy liabilities. Cryptocurrency is not considered legal tender or backed by any government and have experienced significant price volatility, technological glitches, and various law enforcement and regulatory interventions. If we fail to comply with regulations or prohibitions applicable to us, we could face regulatory or other enforcement actions and potential fines and other consequences. We also hold cryptocurrencies directly, subjecting us to exchange rate risk as well as the risk that regulatory or other developments and the recent price volatility may adversely affect the value of the cryptocurrencies we hold. The uncertainties regarding legal and regulatory requirements relating to cryptocurrencies or transactions using cryptocurrencies, as well as potential accounting and tax issues or other requirements relating to cryptocurrencies, could have a material adverse effect on our business.

We might fail to realize the expected benefits and strategic objectives of our recent acquisition of the proprietary Prodigio SMART Trading Platform.

During September 2021, we acquired, among other assets, the proprietary Prodigio SMART Trading Platform in consideration for the issuance of Class B Redeemable Units consisting of non-voting membership interests in our wholly owned subsidiary IFGH that are in the future redeemable for 565,000,000 Investview common shares on a one-for-one basis. While we believe such acquisition is expected to become a fundamental part of an overall strategy to create a Brokerage and Financial Markets business within the investment management and brokerage industries, we might not achieve our expected, or any, return on this investment. If we are unsuccessful at creating this line of business, we may not be able to achieve our planned rates of growth or improve our market share, profitability or competitive position. We can give no assurance that we will ultimately be able to effectively integrate and manage the operations of the Prodigio SMART Trading Platform or any other acquired business or assets.

Creating a Brokerage and Financial Markets business may be difficult to achieve.

The creation of a Brokerage and Financial Markets business relies upon the acquisition of a FINRA-regulated broker-dealer. In March 2021, we entered into an agreement for the acquisition of a brokerage firm controlled by Joseph Cammarata, our former chief executive officer. However, due to complications relating to Mr. Cammarata’s then ongoing legal proceedings, even though unrelated to the Company, we were caused to terminate this agreement during 2022, and continue our search for alternative acquisitions within the brokerage industry. We believe, however, that our ability to manage the regulatory (i.e., FINRA) approval process, and secure the financing necessary to acquire a broker-dealer, may be made more difficult due to a combination of our former association with Mr. Cammarata, since we remain the subject of an SEC inquiry, and since our common shares trade on the less desirable Over-the-Counter marketplace. Failure to achieve this growth objective may limit the scope of our expected growth.

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

During November 2021, we received a subpoena from the United States Securities and Exchange Commission (“SEC”) for the production of documents. We have reason to believe that the focus of the SEC’s inquiry involves whether certain federal securities laws were violated in connection with, among other things, the offer and sale of our now discontinued Apex sale and leaseback program, the operation of our direct selling network now known as iGenius, and the offer and sale of cryptocurrency products. In the subpoena, the SEC advised that the investigation does not mean that the SEC has concluded that we or anyone else has violated federal securities laws and or any other law. We believe that we have complied at all times with the federal securities laws. However, we are aware of the evolving SEC commentary and rulemaking process relative to the characterization of cryptocurrency products under federal securities laws that is sweeping through many businesses that operate within the cryptocurrency sector.

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

During the fourth calendar quarter of 2021 we temporarily suspended any further offering of the TPP program in connection with the sale of ndau after the third-party provider was unable to comply with our standard vendor compliance protocols, citing certain offshore confidentiality entitlements. That suspension has remained in place as we have been unable to further validate the continued integrity of the TPP program and the vendor’s ability to honor its commitments to our members. We cannot ensure that such third-party provider will comply with its contractual requirements, which could cause our members to not achieve the level of return on their investments expected, and possibly expose us to claims that could have an adverse effect on our business, financial condition, and operating results.

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

Our common stock has closed as low as $0.01 per share and as high as $0.11 per share during the year ended December 31, 2022. We believe this volatility may be caused, in part, by variations in our quarterly operating results, delays in development of our technologies, changes in market valuations of similar companies, and the volume of our stock in the market.

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

Certain provisions of Nevada law and of our governing documents may inhibit a potential acquisition of our company, and this could negatively impact our stock price.

Nevada corporate law and our governing documents include provisions that could delay, defer, or prevent a change in control of our company or our management. These provisions could discourage information contests and make it more difficult for our stockholders to elect directors and take other corporate actions. As a result, these provisions could limit the price that investors are willing to pay in the future for shares of our common stock. For example:

●	without prior stockholder approval, our board of directors has the authority to issue one or more classes of preferred stock with rights senior to those of our common stock and to determine the rights, privileges, and preferences of that preferred stock;

●	there is no cumulative voting in the election of directors, which would otherwise allow less than a majority of stockholders to elect director candidates; and

●	only our board of directors or stockholders holding at least 25% of the outstanding capital stock of the Company can call a special meeting of stockholders.

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

Under the terms of its convertible notes, DBR Capital has the right to convert an aggregate of $3.3 million in principal of convertible notes into shares of our common stock at a conversion price of $0.007 per share. Even exclusive of interest that could accrue on these notes, conversion of just the outstanding principal of these notes would result in the issuance to DBR Capital of approximately 471 million additional shares of our common stock. Substantial additional dilution could be experienced by our shareholders should DBR Capital advance and ultimately convert additional notes up to of $7.7 million on or before December 31, 2024.

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

Given our growth plans, and given our current limited cash resources, it is possible that in the future we will need to issue additional warrants, stock grants, and convertible debt to finance our future business operations and acquisitions and strategic relationships. The issuance of additional shares of common stock, the exercise of warrants, and the conversion of debt to stock could cause additional dilution to our stockholders and could have further adverse effects on the market price for our securities or on our ability to obtain future financing. The 2018 increase in our authorized common shares from two billion to ten billion increased the magnitude of this risk substantially.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our corporate headquarters are located at 521 West Lancaster Avenue, Second Floor, Haverford, Pennsylvania 19041 and are being leased under a two-year lease agreement that will expire in December 2024. Our iGenius LLC headquarters are located at 459 North 300 West, #15, Kaysville, Utah 84037 and is on a month-to-month lease. Our SAFETek, LLC headquarters are located at 2925 E Davis Street, Conroe, Texas 77301 and are being leased under a 24-month lease agreement that will expire in June 2023. We lease office space for our CFO and an employee which is located at 386 Main Street, #212, Wyckoff, New Jersey 07481 and is being leased under a 24.5-month lease agreement that will expire in July 2023.

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

We are not involved in any material legal proceedings, however, during November 2021, we received a subpoena from the United States Securities and Exchange Commission (“SEC”) for the production of documents. We have reason to believe that the focus of the SEC’s inquiry involves whether certain federal securities laws were violated in connection with, among other things, the offer and sale of our now discontinued Apex sale and leaseback program, the operation of our direct selling network now known as iGenius, and the offer and sale of cryptocurrency products. In the subpoena, the SEC advised that the investigation does not mean that the SEC has concluded that we or anyone else has violated federal securities laws and or any other law. We believe that we have complied at all times with the federal securities laws. However, we are aware of the evolving SEC commentary and rulemaking process relative to the characterization of cryptocurrency products under federal securities laws that is sweeping through a large number of businesses that operate within the cryptocurrency sector. We have cooperated fully with the SEC’s investigation and will continue to work with outside counsel to review the matter.

Item 4. Mine Safety Disclosure

Not applicable

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is traded on the OTCQB under the symbol “INVU.”

As of March 24, 2023, we had approximately 730 stockholders of record of our common stock and 2,636,275,719 shares of common stock issued and outstanding.

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

Overview

We operate a financial technology (FinTech) services company in several different businesses. We deliver multiple products and services through a direct selling network of independent distributors that offer our products and services through a subscription-based revenue model to a large base of customers that we refer to as “members”. Through this business we provide research, education, and investment tools designed to assist the self-directed investor in successfully navigating the financial markets. These services include research and trade alerts regarding equities, options, FOREX, ETFs, binary options, and cryptocurrency sector education. In addition to trading tools and research, we also offer full education and software applications to assist the individual in debt reduction, increased savings, budgeting, and proper tax management. Each product subscription includes a core set of trading tools and research along with the personal finance management suite to provide an individual with complete access to the information necessary to cultivate and manage his or her financial situation. In addition to our education subscriptions, through a distribution arrangement we have with a third party, we have provided our members with an opportunity to purchase through such third party, a specialty form of adaptive digital currency called “ndau”. Through our direct selling network, we reward our distributors with commissions under a standard bonus plan that allows for discretionary bonuses based on performance. We also operate a blockchain technology business that provides leading-edge research, development, and FinTech services involving the management of digital asset technologies with a focus on Bitcoin mining and the new generation of digital assets. As well, in order to, among other things, commercialize on the proprietary trading platform we recently acquired from MPower Trading Systems, LLC, take advantage of the market’s increasing acceptance and expansion of the ownership and use of digital currencies as an investable asset class, subject to applicable regulatory limitations, and to proactively respond to increasing regulatory scrutiny relative to cryptocurrency products, we have adopted a growth plan that contemplates the creation of a financial services business that will include self-directed brokerage services, institutional trade execution services, innovative advisory services (RIA, CTA), and codeless algorithmic trading technologies, which will operate under our recently formed subsidiary, Investview Financial Group Holdings, LLC (“IFGH”). Towards that end, during March 2021, we entered into an agreement to acquire a brokerage firm from an affiliate of our former Chief Executive Officer. However, due to complications relating to Mr. Cammarata’s then ongoing legal proceedings, even though unrelated to the Company, we were caused to terminate this agreement during 2022, and continue our search for alternative acquisitions within the brokerage industry.

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

Recent Planned and Completed Acquisitions

During 2021, we planned a series of transformational acquisitions as part of our overall strategy to expand the scope of our business into the financial services sector.

First, on March 22, 2021, we entered into agreements to purchase 100% of the operating assets of SSA Technologies LLC (“SSA”), an entity that owns and operates a FINRA-registered broker-dealer controlled and partially owned by Joseph Cammarata, our former Chief Executive Officer. Pursuant to these agreements, we agreed to acquire the SSA assets, including, principally, the broker-dealer, for the issuance of non-voting membership interests in our wholly owned subsidiary, Investview Financial Group Holdings, LLC (“IFGH”), which are in the future redeemable for 242,000,000 Investview common shares on a one-for-one basis.

Contemporaneously, we entered into Securities Purchase Agreement to acquire the operating assets and intellectual property rights of MPower Trading Systems LLC (“MPower”), a company controlled and partially owned by David B. Rothrock and James R. Bell, two of our board members. Included within the acquisition was Prodigio, a proprietary software-based trading platform with applications within the brokerage industry. In consideration for the acquisition of such assets, we agreed to issue non-voting Class B membership interests in our wholly owned subsidiary, IFGH, which are in the future redeemable for 565,000,000 Investview common shares on a one-for-one basis (the “Class B Redeemable Units”). The Class B Redeemable Units to be issued in the transaction are being held under and subject to a lock-up agreement in which resale of the Investview common shares is substantially restricted through 2025. Messrs. Bell and Rothrock, managers and principal equity holders of MPower, are also members of our Board of Directors. Following full disclosure of their interest, the transaction was approved by the full Investview Board of Directors, including unanimous support by its then independent directors. The purchase price for the MPower assets was determined through negotiations with the Investview directors without a conflicting interest in the transaction, and was based generally on the perceived deeply discounted commercial fair market value of the Class B Redeemable Units exchanged in the transaction on the date of the original Securities Purchase Agreement in March 2021, taking into account, among others, the then limited liquidity and volatility associated with the Company’s shares into which the Class B Units were redeemable, as well as the impact of a cumulative lock-up period that substantially restricted the resale of the shares through 2025.

The acquisition of the operating assets and intellectual property rights of MPower was completed on September 3, 2021. However, due to delays and complications relating to Mr. Cammarata’s then ongoing legal proceedings, even though unrelated to the Company, we were caused to terminate the agreement to acquire the SSA assets during 2022 and continue our search for alternative acquisitions within the brokerage industry. The acquisition of MPower was not expected to be immediately accretive to our results; however, together with our planned acquisition of the SSA registered broker-dealer (or another broker-dealer if the SSA acquisition is not consummated), it was expected to become a fundamental part of an overall strategy to create our new Brokerage and Financial Markets business. We still believe this to be possible, however, we will need to acquire a registered broker-dealer, if at all possible, to attempt to realize the expected synergistic value of the MPower assets.

Other material developments during 2021 and 2022

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

Q1-2022 – We restructured our Board of Directors and executive management team. This occurred as we entered into a Separation and Release Agreement with two of our former Directors and executive officers and following the termination of our former CEO in Q4-2021 in light of pending government charges relating to an outside business venture that was totally unrelated to the Company. This was accomplished in conjunction with the appointment of personnel that offers extensive experience and offer a track record of business achievements that we expect will support the Company’s future initiatives. On February 23, 2022, we announced the restructuring of our executive leadership with the February 10, 2022 appointment of Victor M. Oviedo as the Company’s new Chief Executive Officer and as a director; the appointment of David B. Rothrock as Chairman of the Board of Directors and chair of our Up-listing Initiative Sub-Committee; the transition of James R. Bell from acting Chief Executive Officer to President and Chief Operating Officer, and the appointment of Myles Gill as Director of Operations, all of which were effective as of February 22, 2022.

Q1-2022 – Our Board of Directors approved the Investview, Inc. 2022 Incentive Plan which provides a variety of incentive awards consisting of stock options, restricted stock, restricted stock units, and reserves for issuance up to 600,000,000 shares of Investview common stock.

Q1-2022 – We adopted a Clawback and Forfeiture Policy in general conformity with the Sarbanes-Oxley Act of 2002 pursuant to which we may recover any bonus or other incentive-based or equity-based compensation and certain profits realized from the sale of our securities from our current and former executives.

Q2-2022 – Investview, Inc. (the “Company”) we terminated the Stock Purchase Agreements dated March 22, 2021, under which the Company was to acquire a broker-dealer from SSA, an affiliate of the Company’s former CEO, Joseph Cammarata, due to complications relating to Mr. Cammarata’s then ongoing legal proceedings, even though unrelated to the Company, and announced our search for alternative acquisitions within the brokerage industry.

Q2-2022 – We restructured unvested incentive equity awards previously granted to our senior leadership team by which our senior management team and board of directors surrendered and terminated an aggregate of approximately 288 million outstanding unvested restricted shares in exchange for the issuance of options to purchase approximately 360 million shares, vesting in equal amounts over a five-year period, at an exercise price of $0.05 per share, or approximately a 66% premium over the closing price of the Company’s shares on Thursday, June 23, 2022. Of particular note, the shares issuable, if at all, upon exercise of the options, remain subject to the terms of the Company’s existing lock-up agreement through April 2025.

Results of Operations

The results of operations presented and marked for the year ended December 31, 2021, as “unaudited” below are based on a pro forma combination of our unaudited results for the quarter ended March 31, 2021, together with the audited results for the nine-months ended December 31, 2021.

Year Ended December 31, 2022, Compared to Year Ended December 31, 2021

Revenues

	Year Ended December 31,		Increase
	2022	2021	(Decrease)
		(unaudited)
Subscription revenue, net of refunds, incentives, credits, and chargebacks	$48,260,197	$48,868,170	$(607,973)
Mining revenue	11,796,215	31,393,816	(19,597,601)
Mining equipment repair revenue	172,056	7,460	164,596
Cryptocurrency revenue	1,614,568	9,014,172	(7,399,604)
Fee revenue	5,868	2,032	3,836
Total revenue, net	$61,848,904	$89,285,650	$(27,436,746)

Revenue, net, decreased $27,436,746, or 31%, from $89,285,650 for the year ended December 31, 2021, to $61,848,904 for the year ended December 31, 2022. The decrease can be explained by a $608 thousand decrease in our net subscription revenue, a $19.6 million decrease in our mining revenue, and a $7.4 million decrease in our cryptocurrency revenue. The $608 thousand (1%) decrease in subscription revenue and $7.4 million decrease in cryptocurrency revenue was due to the overall global financial markets experiencing unprecedented volatility and decline. With key cryptocurrency players like FTX, Voyager, BlockFi, and Celcius filing chapter 11 or bankruptcy and the S&P returning historic lows in 2022, demand for our iGenius subscription products and services slightly declined. In addition, the consistent negative news cycle regarding inflation and financial markets created increased selling friction for our distributors as they faced the similar market fears and sentiment. The $19.6 million (62%) decrease in mining revenue was primarily the result of the 40.56% decrease in the average price of Bitcoin in 2022 (2022 average price of $28 thousand vs an average price of $47 thousand in 2021) as well as, an increase of 49.56% in the average Bitcoin mining difficulty level from 20.36 terahash in 2021 to 30.45 terahash in 2022.

Operating Costs

	Year Ended December 31,		Increase
	2022	2021	(Decrease)
		(unaudited)
Cost of sales and service	$8,249,790	$9,005,865	$(756,075)
Commissions	26,986,048	34,212,733	(7,226,685)
Selling and marketing	58,617	104,313	(45,696)
Salary and related	7,441,829	5,136,292	2,305,537
Professional fees	2,615,016	2,224,773	390,243
Impairment expense	14,632,823	674,671	13,958,152
Bad debt expense	3,975	719,342	(715,367)
Loss (gain) on disposal of assets	(266,838)	(12,927)	(253,911)
General and administrative	10,740,430	60,888,350	(50,147,920)
Total operating costs and expenses	$70,461,690	$112,953,412	$(42,491,722)

Operating costs decreased $42,491,722, or 38%, from $112,953,412 for the year ended December 31, 2021, to $70,461,690 for the year ended December 31, 2022. We experienced a decrease in our cost of sales and services of $756 thousand primarily to the closure and consolidation of our Colorado Bitcoin mining facility in 2021 into our Iceland based Bitcoin mining hosting facility. We recorded a decrease in commissions of $7.2 million which was due to overall decreases in subscription and cryptocurrency sales activity during the year. We recorded a decrease in general and administrative costs of $50.1 million which could mostly be explained by $51.6 million worth of general and administrative costs recognized in the year ended December 31, 2021 that was attributable to a non-recurring and non-cash charge arising from the manner in which the acquisition of the Prodigio Smart Trading Platform, as well as the other operating assets and intellectual property rights of MPower Trading Systems, LLC, was accounted for in our financial statements We recorded an increase in salary and related costs of $2.3 million due to additional employees hired during 2022 and the launch of a common stock option program. We recorded $719 thousand in bad debt expense for the year ended 2021 due to one of our merchants going out of business, with no similar scenarios in the current year. We also recorded an increase in our impairment expense of $14 million, as during the year ended December 31, 2022, we impaired $6 million worth of fixed asset mining equipment wrote-off $676 thousand worth of inventory, $690 thousand worth of other assets, and $7.2 million worth of intangible assets due to our concern with recoverability of the Prodigio Smart Trading Platform.

Other Income (Expense)

	Year Ended December 31,
	2022	2021	Change
		(unaudited)
Gain (loss) on debt extinguishment	$455	$979,268	$(978,813)
Gain (loss) on fair value of derivative liability	44,945	168,194	(123,249)
Realized gain (loss) on cryptocurrency	(1,575,164)	1,815,294	(3,390,458)
Interest expense	(18,750)	(22,529)	3,779
Interest expense, related parties	(2,650,324)	(2,653,477)	3,153
Other income (expense)	193,235	(42,020)	235,255
Total other income (expense)	$(4,005,603)	$244,730	$(4,250,333)

We recorded other expense of $4,005,603 for the year ended December 31, 2022, which was a difference of $4,250,333, or 1737%, from the prior period other income of $244,730. The changes due to smaller gains on debt extinguishment ($455 for the year ended December 31, 2022 compared to $979 thousand for the year ended December 31, 2021) and on the fair value of derivative liability ($45 thousand for the year ended December 31, 2022 compared to $168 thousand for the year ended December 31, 2021) plus a loss on cryptocurrency of $1.6 million for the year ended December 31, 2022 versus a $1.8 million gain for the year ended December 31, 2020.

Liquidity and Capital Resources

During the year ended December 31, 2022, we met our short-and long-term working capital and capital expenditure requirements, including funding for operations, capital expenditures, growth initiatives, and for dividends on our Series B Preferred Stock, through net cash flows provided by operating activities. We believe we will have sufficient resources, including cash flow from operations and access to capital markets, to meet debt service obligations in a timely manner and be able to meet our objectives.

During the year ended December 31, 2022 we recorded a net loss of $12,944,944, however, this was mostly due to our non-cash impairment expense of $14.6 million that was recorded to write-off $6 million worth of fixed assets, $676 thousand worth of inventory, $690 thousand worth of other assets, and $7.2 million worth of intangible assets. The impairment was due to disposals, assets being abandoned, and, in some cases, an estimate of expected future cash flows that was less than the assets carrying value. The impairment expense was a non-cash charge that had no impact on our cash flow or our liquidity and capital resources. After excluding the $14.6 million impairment expense, we were able to show net income from operations of $1.7 million and we showed $9.4 million of cash provided by our operating activities. We used this cash from operations, along with cash on hand, to fund the purchase of $15.3 million worth of fixed assets and to make payments for our financing activities of $6.3 million. As a result, our cash, cash equivalents, and restricted cash decreased by $11,128,008 to $21,488,898 as compared to $32,616,906 at the beginning of the fiscal year. As of December 31, 2022 we have a working capital balance of $14,249,427 and our unrestricted cryptocurrency balance was reported at $2,360,957.

Commitments and Contingencies

At December 31, 2022, we had related party debt of approximately $2 million and debt of approximately $8.4 million of which we owe $7.9 million to the holders of long-term notes that we issued in connection with a lease buyback program we initiated in September 2020.

Through June 2020, we sold high powered data processing equipment (“APEX”) to our customers, and they leased the equipment back to us on terms sufficient for the customers to recover their investment and an agreed upon return on their investment. On June 30, 2020, we temporarily discontinued the APEX program to assess the impact on the Company of COVID-19 related delays in the manufacturing and shipping of the APEX processing equipment, and to determine our ability to meet the lease commitments in light of such delays. Having concluded that we would be unable to meet the APEX lease obligations, in September 2020, we commenced a buyback program in which we offered to repurchase such equipment and cancel the existing lease, by way of a 48-month promissory note that included repayment terms to ensure an agreed-upon return on their initial purchase price. As a result of the buyback program, we entered into notes with third parties totaling $19,089,500 and notes with related parties of $237,720 in exchange for $474,155 worth of customer advances on the APEX leases and the release of $22,889,331 of the net APEX lease liability.

We agreed to settle a portion of the debt during the year ended March 31, 2021, at a discount to the original note terms offered, by making lump sum payments, issuing 48,000,000 shares of our common stock, issuing 49,418 shares of our preferred stock, and issuing cryptocurrency. The remaining notes are all due December 31, 2024 and have a fixed monthly payment that is equal to 75% of the face value of the note, divided by 48 months. The monthly payments began the last day of January 2021 and continue until December 31, 2024 when the last monthly payment will be made, along with a balloon payment equal to 25% of the face value of the note, to extinguish the remaining balance of the debt. During the year ended December 31, 2022 we repaid a portion of the debt with cash payments of $973,000 and issuances of cryptocurrency valued at $2.0 million.

Included in the then discontinued Apex sale and leaseback program was a total protection plus (“TPP”) program administered and managed by a third-party provider, an affiliate of a global insurance brokerage firm. According to marketing and legal documents provided by the third-party provider, the TPP program would function as a supplemental financial guaranty by providing the Apex program customers with protection for the purchase price of such equipment, which could be redeemed by the customer by exercising an option for a cash payout to be paid by the third-party provider after a certain period of time, either 5 or 10 years. The premium for the TPP program was included in the Apex program, at no additional cost to the customer. We have also historically offered our iGenius members the opportunity to participate in a TPP program administered and managed by such third-party provider in connection with such members’ purchases of ndau through the Oneiro ndau distribution program. According to marketing and legal documents provided by the third-party provider, the TPP would function to provide a supplemental financial guaranty for the purchase price of the ndau. Customers could redeem such protection by exercising an option for a cash payout to be paid by the third-party provider after 5 or 10 years.

During the fourth calendar quarter of 2021, we suspended any further offering of the TPP program in connection with the sale of ndau after the third-party provider was unable to comply with our standard vendor compliance protocols, citing certain offshore confidentiality entitlements. That suspension has remained in place as we have been unable to further validate the continued integrity of the TPP program and the vendor’s ability to honor its commitments to our members. We cannot ensure that such third-party provider will comply with its contractual requirements, which could cause our members to not achieve the level of return on their investments expected, and possibly expose us to claims that could have an adverse effect on our business, financial condition, and operating results.

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

Principles of Consolidation

The consolidated financial statements include the accounts of Investview, Inc., and our wholly owned subsidiaries: iGenius, LLC (formerly Kuvera, LLC), Kuvera France S.A.S (through its closure date in June of 2021), Apex Tek, LLC (formerly Razor Data, LLC), SAFETek, LLC (formerly WealthGen Global, LLC), United Games, LLC, United League, LLC, Investment Tools & Training, LLC, iGenius Global LTD (formerly Kuvera (N.I.) LTD), Investview Financial Group Holdings, LLC, and Investview MTS, LLC. All intercompany transactions and balances have been eliminated in consolidation.

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

Revenue Recognition

Subscription Revenue

Most of our revenue is generated by subscription sales and payment is received at the time of purchase. We recognize subscription revenue in accordance with ASC 606-10 where revenue is measured based on a consideration specified in a contract with a customer and recognized when we satisfy the performance obligation specified in each contract. Our performance obligation is to provide services over a fixed subscription period; therefore, we recognize revenue ratably over the subscription period and deferred revenue is recorded for the portion of the subscription period subsequent to each reporting date. Additionally, we offer a designated trial period to first time subscription customers, during which a full refund can be requested if a customer does not wish to continue with the subscription. Revenues are deferred during the trial period as collection is not probable until that time has passed. Revenues are presented net of refunds, sales incentives, credits, and known and estimated credit card chargebacks. As of December 31, 2022 and 2021 our deferred revenues were $2,074,574 and $3,288,443, respectively.

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

Cryptocurrency Revenue

We generate revenue from the sale of cryptocurrency packages to our customers through an arrangement with third-party suppliers. The various packages include different amounts of coin with differing rates of returns and terms and, in some cases, prior to the fourth quarter 2021, included a product protection option that allows the purchaser to protect their initial purchase price. The protection purportedly allowed the purchaser to obtain 50% of their purchase price at five years or 100% of their purchase price at ten years. Both the coin and the protection option are delivered by third-party suppliers. However, during the fourth calendar quarter of 2021, we suspended any further offering of the product protection option after the third-party provider was unable to comply with our standard vendor compliance protocols, citing certain offshore confidentiality entitlements. That suspension has will remained in place as we have been unable until we are able to further validate the continued integrity of that program and the vendor’s ability to honor its commitments to our members.

We recognize cryptocurrency revenue in accordance with ASC 606-10 where revenue is measured based on a consideration specified in a contract with a customer and recognized when we satisfy the performance obligation specified in each contract. Our performance obligation is to arrange for the third-parties to provide coin to our customers and payment is received from our customers at the time of order placement. All customers are given two weeks to request a refund, therefore we record a customer advance on our balance sheet upon receipt of payment. After the two weeks have passed from order placement, we request our third-party suppliers to deliver coin, at which time we recognize revenue and the amounts due to our suppliers on our books. As of December 31, 2022 and 2021 our customer advances related to cryptocurrency revenue were $96,609 and $75,702, respectively.

Mining Equipment Repair Revenue

Through our wholly owned subsidiary, SAFETek, LLC, we repair broken mining equipment for sale to third-party customers. We recognize miner equipment repair revenue in accordance with ASC 606-10 where revenue is measured based on a consideration specified in a contract with a customer and recognized when we satisfy the performance obligation specified in each contract. Our performance obligation is to deliver the promised goods to our customers.

Digital Wallet Revenue

We generate revenue from the sale of digital wallets to our customers through an arrangement with a third-party supplier. We offer three tiers of wallets which include different features. The digital wallets are delivered by a third-party supplier. The sale of digital wallets to our customers was discontinued during the year ended December 31, 2022.

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

Revenue generated for the year ended December 31, 2022, was as follows:

	Subscription Revenue	Cryptocurrency Revenue	Mining Revenue	Mining Equipment Repair Revenue	Digital Wallet Revenue	Total
Gross billings/receipts	$51,454,922	$3,189,074	$11,796,215	$173,980	$7,156	$66,621,347
Refunds, incentives, credits, and chargebacks	(3,194,725)	-	-	(1,924)	-	(3,196,649)
Amounts paid to supplier	-	(1,574,506)	-	-	(1,288)	(1,575,794)
Net revenue	$48,260,197	$1,614,568	$11,796,215	$172,056	$5,868	$61,848,904

Foreign revenues for the year ended December 31, 2022 was approximately $42.3 million while domestic revenue for the year ended December 31, 2022 was approximately $19.5 million.

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

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that material information required to be disclosed in our periodic reports filed under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to ensure that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer as appropriate, to allow timely decisions regarding required disclosure. We carried out an evaluation, under the supervision and with the participation of our management, including the principal executive officer and the principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13(a)-15(e) under the Exchange Act, as of the end of the period covered by this report. Based on this evaluation management concluded that our disclosure controls and procedures were effective as of December 31, 2022.

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

With the participation of our Chief Executive Officer and Chief Financial Officer (principal financial officer), our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2022 based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). While our initial assessment, completed on December 31, 2022 deemed internal controls effective, based upon a further evaluation of market conditions during our annual audit, which was conducted subsequent to December 31, 2022, we modified managements initial estimates and projections used in our asset impairment in a manner that caused audit adjustments. Accordingly, management concluded there was a material weakness in our internal control over financial reporting at December 31, 2022, based on the COSO framework criteria, since management lacked a formal policy of inputs in testing for impairment resulting in adjusting journal entries.

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

Changes in Internal Controls

During the fiscal quarter ended December 31, 2022, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

The following table sets forth certain information with respect to our directors and executive officers:

Name	Age	Position
David B. Rothrock	58	Chairman
Victor M. Oviedo	46	Chief Executive Officer and Director
James Bell	57	President, Acting Chief Operating Officer and Director
Myles Gill	49	Director of Operations
Ralph R. Valvano	53	Chief Financial Officer
Jayme L. McWidener	44	Chief Accounting Officer

David B. Rothrock has extensive executive management, board, and operational expertise in the automobile industry, fintech, financial services, residential and commercial real estate, property management, corporate financing, private equity, utility technology, environmental remediation services, insurance, wine retail operations and distribution, and wealth management. Mr. Rothrock is the chief executive officer of DBR Capital, LLC. Through his leadership, guidance, and vision, in key roles as president and chief executive officer of DBR Capital LLC, MPower Trading Systems, LLC, Cedar Crest Partners G.P. LLC, and Rothrock Motors Sales, Inc. (a group of franchised automobile dealerships), these businesses collectively generated over $300 million in annual sales revenue. Mr. Rothrock is an active board member of charitable organizations that support breast cancer research and women’s health and fitness as well as the arts and theater in Lehigh Valley, PA. Mr. Rothrock has a B.S. in Business Management graduating Magna Cum Laude from Widener University and holds a J.D. from the New York Law School with bar admittance to New York, New Jersey, and Pennsylvania. Mr. Rothrock was appointed to the Board at the request of DBR Capital, LLC, pursuant to the terms of a Voting Agreement between DBR Capital and certain key holders of our common stock dated April 27, 2020 and amended November 9, 2020. Mr. Rothrock is the sole owner of DBR Capital, LLC. See Item 13. Certain Relationships and Related Transactions, and Director Independence. We believe Mr. Rothrock is qualified to serve as a director due to his executive management, board, and operational expertise across multiple disciplines and industries.

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

James R. Bell has extensive experience in financial management and operations with more than 30 years of experience in the capital markets. Previously, as co-founder and chief executive officer of MPower Trading Systems, LCC, Mr. Bell was responsible for overseeing all principal functions of the firm, including corporate strategy and deployment of initiatives, product, and partnerships. Mr. Bell has been at the forefront of online trading since its infancy. Prior to co-founding MPower in 2004, Mr. Bell served as managing director of trading development of thinkorswim-TD Ameritrade, Inc. from 2002-2011, where he led the company’s product and technology team to develop client digital content. Mr. Bell is co-founder and passive investor of Shadow Trader Technologies, which provides real-time digital financial research and education content to TD Ameritrade/Charles Schwab (2004-present). Prior to MPower, Mr. Bell also co-founded B/C Interactive Trading Technologies in 2001, which was ultimately sold to MPower in 2004. Prior to B/C, Mr. Bell served as SVP of Janney Montgomery Scott, and before that position, with Morgan Stanley. Mr. Bell studied economics and business management at Frostburg State University. Mr. Bell holds multiple business accreditations and previously held securities licenses, including FINRA Series 7, FINRA Series 55, and FINRA Series 63. Mr. Bell was appointed to the Board at the request of DBR Capital, LLC, pursuant to the terms of a Voting Agreement between DBR Capital and certain key holders of our common stock dated April 27, 2020 and amended November 9, 2020. We believe Mr. Bell is qualified to serve as a director due to his extensive experience in financial management and operations.

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

The board of directors met formally seven times and acted by written consent four times during the year ended December 31, 2022.

Special Governance Rights Associated with the Investment of DBR Capital, LLC

In connection with its investment, DBR Capital, LLC, has been accorded certain special governance rights, including the right to appoint four of our seven director’s positions (of which, four remain vacant) so long as it holds a convertible note or any of our other securities. The investment agreements also require that certain capital, financial and other material actions of our board of directors be approved by at least one DBR Capital-appointed director, who shall be David B. Rothrock if he is then serving as a director. DBR Capital appointed David B. Rothrock and James R. Bell to two of its four nominee positions, with the other two nominee positions remaining vacant. If we default under the investment agreements, DBR Capital, LLC, will have the right remove any directors it did not appoint and appoint its designees to fill all seven positions on the board of directors.

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

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our directors, executive officers, and persons who own more than 10% of our common stock to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of common stock and other of our equity securities. Our officers, directors, and 10% stockholders made the required filings pursuant to Section 16(a) for all reports required to be filed in the year ended December 31, 2022.

Item 11. Executive Compensation

Directors’ Compensation

Our directors were awarded compensation for their services as directors as follows:

On November 9, 2020, David B. Rothrock was awarded board fees of $75,000 annually, to be paid in monthly amounts of $6,250, and 50,000,000 shares of restricted common stock to vest in equal amounts in November 2021, 2022, and 2023 (subjected to continued service on the board of directors). In February 2022, Mr. Rothrock’s board retainer was increased to $96,000 annually and we agreed to grant him an additional 35,000,000 shares of restricted stock for his service as a director following the filing and effectiveness of a registration statement on Form S-8. Those shares were to have vested over a five-year period. As part, however, of an overall restructuring of executive compensation, during June 2022, Mr. Rothrock surrendered the unvested rights he had in and to 33,333,332 of the restricted shares he was awarded during 2020 for future Board service, and all of the 35 million restricted shares we had agreed to issue to him in February 2022, in exchange for options to purchase an aggregate of 85,416,668 shares of our common stock at an exercise price of $.05 per share. The options are subject to vesting over a five-year period following the date of grant.

On November 9, 2020, James R. Bell was awarded board fees of $75,000 annually, to be paid in monthly amounts of $6,250, and 45,000,000 shares of restricted common stock to vest in equal amounts in November 2021, 2022, and 2023 (subjected to continued service on the board of directors). As part of an overall restructuring of executive compensation, during June 2022, Mr. Bell surrendered the unvested rights he had in and to 30 million of the restricted shares he was awarded during 2020 for future Board service, in exchange for options to purchase an aggregate of 37,500,000 shares of our common stock at an exercise price of $.05 per share. The options are subject to vesting over a five-year period following the date of grant. In addition, Mr. Bell also receives additional compensation for his services as an executive officer of the Company.

In February 2022, in addition to shares he was to receive for his service as an executive officer of the Company, we agreed to grant Victor M. Oviedo 20,000,000 shares of restricted common stock for his service as a director once we filed and secured effectiveness of a registration statement on Form S-8. Those shares were to have vested over a five-year period. However, as part of an overall restructuring of executive compensation, during June 2022, Mr. Oviedo surrendered the unvested rights he had in and to the 20 million restricted shares we had previously agreed to issue to him, in exchange for options to purchase an aggregate of 25 million shares of our common stock at an exercise price of $.05 per share. The options are subject to vesting over a five-year period following the date of grant. In addition, Mr. Oviedo also receives additional compensation for his services as an executive officer of the Company.

Executive Officers’ Compensation

The following table sets forth information concerning the annual and long-term compensation earned by our chief executive officer and to other persons who served as executive officers as, at, or during the year ended December 31, 2022 and the nine-month transition period ended December 31, 2021 (the “named executive officers”), for services as executive officers for the last two periods.

Summary Compensation Table

Name and Principal Position	Period/Year Ended	Salary	Stock Awards		Option Awards		Non-Equity Incentive Plan Compensation	Change in Pension Value and Non-Qualified Deferred Compensation Earnings	All Other Compensation		Total
		($)	($)		($)		($)	($)	($)		($)
Victor Oviedo [1]	12/31/2022	371,441	-		451,639	[2]	-	-	9,610	[3]	832,690
Chief Executive Officer and Director	12/31/2021	-	-		-		-	-	-		-

James Bell [4]	12/31/2022	291,073	120,386	[5]	790,165	[6]	-	-	29,130	[7]	1,230,754
President, Chief Operating Officer, and Director	12/31/2021	-	219,247	[5]	-		-	-	-		219,247

Ralph Valvano [8]	12/31/2022	278,705	89,711	[9]	379,180	[10]	-	-	57,908	[11]	805,504
Chief Financial Officer	12/31/2021	126,563	156,994	[9]	-		-	-	10,442	[12]	293,999

[1]	On February 23,2022, Victor Oviedo was appointed as Chief Executive Officer.
[2]	Reflects the expense recognized in connection with the options granted to Mr. Oviedo during the year-ended December 31, 2022. On June 24, 2022, Victor Oviedo was awarded options to purchase 20,000,00 shares, vesting in equal amounts over a five-year period, at an exercise price of $0.05 per share, with a seven-year life. Total stock compensation expense related to the options for the year ended December 31, 2022, was $451,639.
[3]	These other compensation amounts are for $600 of bonuses and for $9,010 of medical and other fringe benefits.
[4]	On February 23, 2022, James Bell transitioned from acting Chief Executive Officer and was appointed President and Chief Operating Officer.
[5]	On November 9, 2020, James Bell was awarded 45,000,000 shares that vest over three years for his services as a director. The expense related to this issuance is being recognized based the vesting terms which resulted in $120,386 of expense recognized during the twelve ended December 31, 2022 and $219,247 of expense recognized during the nine months ended December 31, 2021.
[6]	Reflects the expense recognized in connection with the options granted to Mr. Bell during the year-ended December 31, 2022. On June 24, 2022, James Bell was awarded options to purchase 33,750,00 shares, vesting in equal amounts over a five-year period, at an exercise price of $0.05 per share, with a seven-year life. Total stock compensation expense related to the options for the year ended December 31, 2022, was $790,165.
[7]	These other compensation amounts are for $1,200 of bonuses and for $27,930 of medical and other fringe benefits.
[8]	On June 7, 2021, Ralph Valvano was named Chief Financial Officer.
[9]	On June 7, 2021, Ralph Valvano was awarded 6,500,000 shares of common stock as part of his employment agreement. In accordance with the agreement, 20% of the shares vested upon execution of the agreement and the remaining shares vest 20% per year over the next four years, contingent upon Mr. Valvano’s continued employment by the Company. The fair market value of these shares was $272,870 or $0.2099 per share (the per share price on the date of issuance). The expense related to this issuance is being recognized based on the vesting terms per the agreement which resulted in $89,711 of expense recognized during the twelve months ended December 31, 2022 and $156,994 of expense recognized during the nine months ended December 31, 2021. During the twelve months ended December 31, 2022, Mr. Valvano surrendered 1,3000,000 of these shares to the Company prior to their vesting date.
[10]	Reflects the expense recognized in connection with the options granted to Mr. Valvano during the year-ended December 31, 2022. On June 24, 2022, Ralph Valvano was awarded options to purchase 37,500,000 shares, vesting in equal amounts over a five-year period, at an exercise price of $0.05 per share, with a seven-year life. Total stock compensation expense related to the options for the year ended December 31, 2022, was $397,180.
[11]	These other compensation amounts are for $27,500 of bonuses and for $30,408 of medical and other fringe benefits.
[12]	These other compensation amounts are for medical and other fringe benefits.

Outstanding Equity Awards at Fiscal Year-End

As of December 31, 2022, the following stock option awards were issued and exercisable for the Company’s executive officers.

	Options	Options
Holder	Outstanding	Exercisable
David B. Rothrock, Chairman	85,416,665	-
Victor Oviedo, CEO and Director	100,000,000	-
James R. Bell, President, COO and Director	112,500,000	-
Myles P. Gill, Director of Operations	25,000,000
Ralph Valvano, CFO	37,500,000	1,625,000
	360,416,665	1,625,000

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

On June 4, 2021, we entered into an Employment Agreement with Ralph Valvano to take effect June 7, 2021, appointing him as the Chief Financial Officer of Investview, Inc. The contract has a term of one year commencing on the effective date and automatically renews for one-year periods for four consecutive years, unless terminated. Compensation for the position is $225,000 per year. Other consideration was 6,500,000 restricted shares of the Company’s common stock vesting over a five-year period with 20% vesting upon each annual anniversary of employment. On or about June 24, 2022, we entered into an amended and restated employment agreement with Mr. Valvano pursuant to which he will receive an annual salary of $285,000 with additional quarterly incentive cash and common stock bonuses to be paid if certain target key performance indicators are achieved. In addition, Mr. Valvano shall be eligible to receive: (i) periodic cash and common stock “Market Capitalization” bonuses once we achieve certain pre-determined minimum levels of market capitalization, share price and trading volume; and (ii) a one-time cash “Up-Listing” bonus upon our shares being listed on the Nasdaq Stock Market, the New York Stock Exchange, the NYSE American or such other national stock exchange as approved by the board of directors (or committee thereof). We have also agreed to grant Mr. Valvano options to purchase 37,500,000 shares of common stock at an exercise price of $.05 per share, subject to a seven-year term and vesting over a five-year period. Mr. Valvano surrendered all rights in and to the prior grant of restricted shares he had received.

On February 10, 2022, we entered into an employment agreement with Victor M. Oviedo, our new Chief Executive Officer. Mr. Oviedo will receive an annual salary of $415,000 with additional quarterly incentive cash and common stock bonuses to be paid if certain target key performance indicators are achieved. In addition, Mr. Oviedo shall be eligible to receive: (i) periodic cash and common stock “Market Capitalization” bonuses once we achieve certain pre-determined minimum levels of market capitalization, share price and trading volume; and (ii) a one-time cash “Up-Listing” bonus upon our shares being listed on the Nasdaq Stock Market, the New York Stock Exchange, the NYSE American or such other national stock exchange as approved by the board of directors (or committee thereof). We had also agreed to grant Mr. Oviedo 80,000,000 shares of restricted common stock (60 million of which vest over a five-year period based upon his service as an executive officer, and 20 million of which vest over a five-year period based upon his service as a director of the Company). These shares were to be issued upon effectiveness of a registration statement on Form S-8. However, as part of an overall restructuring of executive compensation, during June 2022, Mr. Oviedo surrendered the unvested rights he had in and to the 80 million restricted shares we had agreed to issue to him in February 2022, in exchange for options to purchase an aggregate of 100 million shares of our common stock at an exercise price of $.05 per share. The options are subject to a seven-year term and vest over a five-year period following the date of grant.

On February 22, 2022, we entered into an employment with our President and Acting Chief Operating Officer, James R. Bell. Mr. Bell will receive an annual salary of $335,000 with additional quarterly incentive cash and common stock bonuses to be paid if certain target key performance indicators are achieved. In addition, Mr. Bell shall be eligible to receive: (i) periodic cash and common stock “Market Capitalization” bonuses once we achieve certain pre-determined minimum levels of market capitalization, share price and trading volume; and (ii) a one-time cash “Up-Listing” bonus upon our shares being listed on the Nasdaq Stock Market, the New York Stock Exchange, the NYSE American or such other national stock exchange as approved by the board of directors (or committee thereof). We had agreed to grant Mr. Bell 60,000,000 shares of restricted common stock upon effectiveness of a registration statement on Form S-8, with such shares to vest over five years, for his service as an executive officer. However, as part of an overall restructuring of executive compensation, during June 2022, Mr. Bell surrendered the unvested rights he had in and to the 60 million restricted shares we had agreed to issue to him in February 2022, in exchange for options to purchase an aggregate of 75 million shares of our common stock at an exercise price of $.05 per share. The options are subject to a seven-year term and vest over a five-year period following the date of grant.

On February 22, 2022, we entered into an employment agreement with our Director of Operations, Myles Gill. Mr. Gill will receive an annual salary of $250,000 with additional quarterly incentive cash and common stock bonuses to be paid if certain target key performance indicators are achieved. In addition, Mr. Gill shall be eligible to receive: (i) periodic cash and common stock “Market Capitalization” bonuses once the Company achieves certain pre-determined minimum levels of market capitalization, share price and trading volume; and (ii) a one-time cash “Up-Listing” bonus upon our shares being listed on the Nasdaq Stock Market, the New York Stock Exchange, the NYSE American or such other national stock exchange as approved by the board of directors (or committee thereof). We had also agreed to grant Mr. Gill 20,000,000 shares of restricted common stock upon effectiveness of a registration statement on Form S-8, with such shares to vest over five years, based upon his service as an executive officer. However, as part of an overall restructuring of executive compensation, during June 2022, Mr. Gill surrendered the unvested rights he had in and to the 20 million restricted shares we had agreed to issue to him in February 2022, in exchange for options to purchase an aggregate of 25 million shares of our common stock at an exercise price of $.05 per share. The options are subject to a seven-year term and vest over a five-year period following the date of grant.

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

Under each of our employment agreements with Messrs. Oviedo, Bell, Valvano and Gill, we may terminate the agreement at any time. If we terminate the agreement due to the executive’s disability or death, the executive’s unvested options that are scheduled to vest during the period from the date of termination through the next scheduled vesting date will immediately vest and the remaining unvested options shall terminate and be forfeited, and we must pay to the executive or his estate, no later than 90 days following his termination, any quarterly cash bonuses, market capitalization bonuses, up-listing cash bonuses that he earned for any fiscal quarters prior to the termination of his employment, as well as a lump sum amount in cash equal to 6 months base salary. If the executive terminates the agreement for good reason or we terminate for any reason other than for cause, (i) we must pay to the executive an amount equal to his base salary as salary continuation payments over six months if his termination occurs on or before the first anniversary of his employment or, for Mr. Oviedo, over twelve months if his termination occurs after the first anniversary of his employment; (ii) his unvested options that are scheduled to vest during the severance period will immediately vest and the remaining unvested options shall terminate and be forfeited; (iii) we must pay to the executive, no later than 90 days following his termination, any quarterly cash bonuses, market capitalization bonuses, up-listing cash bonuses that he earned for any fiscal quarters prior to the termination of his employment; and (iv) we shall pay or reimburse him for his and his covered dependents continued coverage under our group medical, dental and health plans during the applicable severance period. The employment agreements with Messrs. Oviedo, Bell, Valvano and Gill also contain a change of control provision whereby the executive’s unvested options shall immediately vest if his employment is terminated without cause or for good reason within 12 months of a change in control. For purposes of these employment agreements, the term “change in control” is as defined in our 2022 Incentive Plan. The receipt of any severance by these executives is conditioned upon his execution of a broad release of claims.

Other Change in Control Arrangements

The Investview, Inc. 2022 Incentive Plan under which awards have been issued to our named executive officers and directors contains “change in control” provisions. Under the 2022 Incentive Plan, without limiting the authority of the Board or a committee delegated authority by the Board to adjust awards, if a “change in control” of the Company occurs, then, unless otherwise provided in the award or other agreement, if an award is continued, assumed or substituted by the successor entity, the award will not vest or lapse solely as a result of the change of control but will instead remain outstanding under the terms pursuant to which it has been continued, assumed or substituted and will continue to vest or lapse pursuant to such terms.

Item 12. Security Ownership of Certain Beneficial Owners, Management and Related Stockholder Matters

The following table sets forth certain information, as of March 24, 2023, respecting the beneficial ownership of our outstanding common stock by: (i) any holder of more than 5%; (ii) each of the Named Executive Officers and directors; and (iii) our directors and Named Executive Officers as a group, based on 2,636,275,719 shares of common stock outstanding as of March 24, 2023. Except as otherwise indicated, each stockholder listed below has sole voting and investment power over the shares beneficially owned:

Name of Beneficial Owner (1)	Common Stock Beneficially Owned	Percentage of Common Stock (2)
Principal Stockholders:
DBR Capital, LLC (3)	471,428,572	15.17%
MPower Trading Systems, LLC	565,000,000	17.65%
Brian McMullen (4)	290,000,000	11.00%
Ryan Smith (5)(6)(7)	242,374,710	9.19%
Chad Miller (5)(6)(7)	242,374,710	9.19%
Wealth Engineering, LLC (8)	235,532,073	8.93%
Joseph Hagan (9)	203,981,945	7.74%
Directors and Officers:
David B. Rothrock, Chairman (10)	1,077,478,570	29.10%
Victor M. Oviedo, CEO and Director (11)	20,000,000	*
James R. Bell, President, COO, and Director (12)	44,070,000	1.65%
Myles P. Gill, Director of Operations (13)	5,000,000	*
Ralph R. Valvano, CFO (14)	7,500,000	*
Jayme L. McWidener, CAO (15)	13,333,334	*
All Officers and Directors as a group (6 persons) (10)(11)(12)(13)(14)(15)	1,167,381,904	32.49%

*	Less than 1%.
(1)	Except as otherwise indicated, the address of each beneficial owner is c/o Investview Inc., 521 W. Lancaster Avenue, 2nd Floor, Haverford, PA 19041.
(2)	Applicable percentage ownership is based on 2,636,275,719 shares of common stock outstanding as of March 24, 2023, together with securities exercisable or convertible into shares of common stock within 60 days of that date, for each stockholder.
(3)	Reflects the shares issuable, if at all, upon the conversion of $3.3 million of convertible notes issued to DBR Capital in 2020. DBR Capital is controlled by Company Chairman, David Rothrock.
(4)	Brian McMullen (5348 Vegas Drive #1342, Las Vegas NV 89108) beneficially owns 90,000,000 shares through an entity he controls, plus 200,000,000 shares owned personally.
(5)	CR Capital Holdings, LLC (459 North 300 West, Unit 15, Kaysville, UT 84037) owns 57,374,710 shares of our common stock. As reported on a Schedule 13D/A, Ryan Smith (1836 West Phillip Street, Kaysville, UT 84037) and Chad Miller (287 North Homestead Lane, Fruit Heights, UT 84037) have shared voting and dispositive control of these shares. As a result, Mr. Smith and Mr. Miller are each deemed to beneficially own all of the shares held by CR Capital Holdings LLC.
(6)	In addition to the 57,374,710 shares beneficially owned through CR Capital Holdings, LLC, Ryan Smith owns 185,000,000 shares personally.
(7)	In addition to the 57,374,710 shares beneficially owned through CR Capital Holdings, LLC, Chad Miller owns 185,000,000 shares personally.
(8)	The members of Wealth Engineering LLC, 234 Industrial Way West, Suite A202, Eatontown, NJ 07724 and affiliates, own 235,550,073 shares of our common stock. Our former officers Mario Romano and Annette Raynor are two of its members. In addition, Mr. Romano is the CEO and Ms. Raynor serves as the COO of Wealth Engineering LLC. Combined Mr. Romano and Ms. Raynor have voting and shared dispositive control of these shares.
(9)	Joseph Hagan owns 203,981,945 shares through two entities he controls, plus 4,298,671 shares owned personally.
(10)	David B. Rothrock is deemed to be the beneficial owner of 471,428,572 shares issuable upon the conversion of Convertible Notes in the amount of $3,300,000 issued to DBR Capital, LLC, because Mr. Rothrock is the sole owner of DBR Capital. As the managing member of MPower Trading Systems, LLC and as part of the acquisition of the operating assets and intellectual property rights of MPower Trading Systems, LLC, Mr. Rothrock is also deemed the beneficial owner of 565 million non-voting membership interests in our wholly owned subsidiary IFGH, which are redeemable in the future for 565 million shares of the Company. Mr. Rothrock also owns 11,466,666 shares and vested options to purchase 29,583,332 shares.
(11)	Includes vested options to purchase 20 million shares.
(12)	Includes 10,320,000 shares and vested options to purchase 33,750,000 shares.
(13)	Includes vested options to purchase 5,000,000 shares.
(14)	Includes vested options to purchase 7,500,000 shares.
(15)	Ms. McWidener personally owns 13,333,334 shares of common stock.

No director, executive officer, affiliate, or any owner of record or beneficial owner of more than 5% of any class of our voting securities is a party adverse to us or has a material interest adverse to us.

Material Agreement Regarding Stock Ownership

We have entered into a Lock-Up agreement dated March 22, 2021 with all of our current and former officers, directors, and certain of our significant shareholders, covering an aggregate of approximately 1,096,026,044 shares of our common stock. The Lock-Up agreement will run through the earlier of April 25, 2025, the date we complete a liquidation, merger, stock exchange, or similar transaction resulting in all our shareholders having the right to exchange their shares of common stock for cash, securities, or other property, or the date we determine to release some or all of the shares of common stock from the Lock-Up Agreement. The Lock-Up Agreement does provide for limited resale provisions if certain price per share and trading volume benchmarks are met.

Equity Compensation Plans

The following table summarizes the equity compensation plans under which our securities may be issued as of December 31, 2022:

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (excluding securities reflected in column (a)) (c)

Equity compensation plans approved by security holders	—	—	—
Equity compensation plans not approved by security holders	—	—	237,500,000

Item 13. Certain Relationships and Related Transactions, and Director Independence

Our related party debt consisted of the following:

	December 31, 2022	December 31, 2021
Convertible Promissory Note entered into on 4/27/20, net of debt discount of $952,218 as of December 31, 2022 [1]	$347,782	$239,521
Convertible Promissory Note entered into on 5/27/20, net of debt discount of $516,980 as of December 31, 2022 [2]	183,020	124,149
Convertible Promissory Note entered into on 11/9/20, net of debt discount of $1,006,221 as of December 31, 2022 [3]	293,779	198,187
Promissory note entered into on 12/15/20, net of debt discount of $0 as of December 31, 2022 [4]	-	80,322
Convertible Promissory Note entered into on 3/30/21, net of debt discount of $0 as of December 31, 2022 [5]	-	476,670
Working Capital Promissory Note entered into on 3/22/21 [6]	1,201,927	1,200,607
Total related-party debt	2,026,508	2,319,456
Less: Current portion	(1,201,927)	(1,832,642)
Related-party debt, long term	$824,581	$486,814

[1]	On April 27, 2020 we received proceeds of $1,300,000 from DBR Capital, LLC, an entity controlled by a member of our Board of Directors, and entered into a convertible promissory note. The note is secured by collateral of the Company and its subsidiaries, .and certain Company shares pledged by non-affiliated shareholders. The note bears interest at 20% per annum, payable monthly, and the principal is due and payable on April 27, 2030. Per the original terms of the agreement the note was convertible into common stock at a conversion price of $0.01257 per share, which was amended on November 9, 2020 to reduce the conversion price to $0.007 per share. At inception we recorded a beneficial conversion feature and debt discount of $1,300,000. During the year ended March 31, 2021 we recognized $120,318 of the debt discount into interest expense as well as expensed an additional $241,225 of interest expense on the note, all of which was repaid during the period. During the nine months ended December 31, 2021 we recognized $97,536 of the debt discount into interest expense as well as expensed an additional $195,012 of interest expense on the note, of which $173,344 was repaid during the period, leaving $21,668 of accrued interest in the balance shown here. During the year ended December 31, 2022 we recognized $129,929 of the debt discount into interest expense as well as expensed an additional $260,016 of interest expense on the note and made payments for interest of $281,684, leaving no accrued interest in the balance shown here.

[2]	On May 27, 2020 we received proceeds of $700,000 from DBR Capital, LLC, an entity controlled by a member of our Board of Directors, and entered into a convertible promissory note. The note is secured by collateral of the Company and its subsidiaries, .and certain Company shares pledged by non-affiliated shareholders. The note bears interest at 20% per annum, payable monthly, and the principal is due and payable on April 27, 2030. Per the original terms of the agreement the note was convertible into common stock at a conversion price of $0.01257 per share, which was amended on November 9, 2020 to reduce the conversion price to $0.007 per share. At inception we recorded a beneficial conversion feature and debt discount of $700,000. During the year ended March 31, 2021 we recognized $59,525 of the debt discount into interest expense as well as expensed an additional $118,616 of interest expense on the note, all of which was repaid during the period. During the nine months ended December 31, 2021 we recognized $52,954 of the debt discount into interest expense as well as expensed an additional $105,003 of interest expense on the note, of which $93,333 was repaid during the period, leaving $11,669 of accrued interest in the balance shown here. During the year ended December 31, 2022 we recognized $70,541 of the debt discount into interest expense as well as expensed an additional $140,004 of interest expense on the note and made payments for interest of $151,673, leaving no accrued interest in the balance shown here.

[3]	On November 9, 2020 we received proceeds of $1,300,000 from DBR Capital, LLC, an entity controlled by a member of our Board of Directors, and entered into a convertible promissory note. The note is secured by collateral of the Company and its subsidiaries, .and certain Company shares pledged by non-affiliated shareholders. The note bears interest at 38.5% per annum, made up of a 25% interest rate per annum and a facility fee of 13.5% per annum, payable monthly beginning February 1, 2021, and the principal is due and payable on April 27, 2030. Per the terms of the agreement the note is convertible into common stock at a conversion price of $0.007 per share. At inception we recorded a beneficial conversion feature and debt discount of $1,300,000. During the year ended March 31, 2021 we recognized $53,414 of the debt discount into interest expense as well as expensed an additional $198,601 of interest expense on the note, all of which was repaid during the period. During the nine months ended December 31, 2021 we recognized $103,067 of the debt discount into interest expense as well as expensed an additional $375,372 of interest expense on the note, of which $333,667 was repaid during the period, leaving $41,706 of accrued interest in the balance shown here. During the year ended December 31, 2022 we recognized $137,297 of the debt discount into interest expense as well as expensed an additional $500,496 of interest expense on the note and made payments for interest of $542,203, leaving no accrued interest in the balance shown here.

[4]	On December 15, 2020 we received proceeds of $154,000 from Wealth Engineering, an entity controlled by former members of our management team and Board of Directors, and entered into a promissory note for $600,000. The term of the note required monthly repayments of $20,000 per month for 30 months. At inception we recorded a debt discount of $446,000 representing the difference between the cash received and the total amount to be repaid. During the year ended March 31, 2021 we recognized $51,838 of the debt discount into interest expense and made four monthly repayments totaling $80,000. During the nine months ended December 31, 2021 we recognized $134,485 of the debt discount into interest expense and made nine monthly repayments totaling $180,000. During the year ended December 31, 2022 we recognized $259,678 of the debt discount into interest expense and made a payment of $340,000 to pay the note in full.

[5]	Effective March 30, 2021 we restructured a $1,000,000 promissory note with $200,000 of accrued interest, along with a $350,000 short-term advance, with Joseph Cammarata, our then Chief Executive Officer. The new note had a principal balance of $1,550,000, was given a 5% interest rate, and was convertible at $0.02 per share. As a result of the fixed conversion price we recorded a beneficial conversion feature and debt discount of $1,550,000, which was equal to the face value of the note. During the year ended March 31, 2021 we recognized $4,247 of the debt discount into interest expense as well as expensed $212 of interest expense on the new debt. Effective September 21, 2021 we entered into an amendment to the note to extend the due date to September 30, 2022, allow for partial conversions, and change the conversion price to $0.008 per share. As the terms of the note changed substantially, we accounted for the amendment as an extinguishment and new note. Through September 21, 2021 we recognized $738,904 of the initial debt discount into interest expense, removed $806,849 of the remaining debt discount from the books, recorded a beneficial conversion feature due to the fixed conversion price and a debt discount of $1,550,000, which was equal to the face value of the amended note, and recorded a net $743,151 into additional paid in capital as a gain due to the extinguishment transaction being between related parties and thus a capital transaction. From September 21, 2021, the date of the amendment and through December 31, 2021 we recognized $418,583 of the $1,550,000 debt discount into interest expense. Also, during the nine months ended December 31, 2021 we expensed $57,874 of interest expense on the debt, resulting in an accrued interest balance of $58,086 as of December 31, 2021. From January 1, 2022 through March 30, 2022, the date the note was repaid, we recognized $166,576 of the debt discount into interest expense. Upon repayment of the loan, we recognized the remaining debt discount of $964,841 into interest expense. Also, during the year ended December 31, 2022 we expensed $19,626 of interest expense on the note and made a payment to pay the note and accrued interest in full.

[6]	On March 22, 2021, we entered into Securities Purchase Agreements to purchase 100% of the operating assets of SSA Technologies LLC, an entity that owns and operates a FINRA-registered broker-dealer. SSA is controlled and partially owned by Joseph Cammarata, our former Chief Executive Officer. Commencing upon execution of the agreements and through the closing of the transactions, we agreed to provide certain transition service arrangements to SSA. In connection with the transactions, we entered into a Working Capital Promissory Note with SSA under which SSA was to have advanced to us up to $1,500,000 before the end of 2021; however, SSA has only provided advances of $1,200,000 to date. The note bears interest at the rate of 0.11% per annum therefore we recognized $607 worth of interest expense on the loan during the nine months ended December 31, 2021. The note was due and payable by January 31, 2022; however, has not yet been repaid as we consider our legal options in light of SSA’s failure to complete its funding obligations. During the year ended December 31, 2022 we recorded interest expense of $$1,320 on the note. The note was to have been secured by the pledge of 12,000,000 shares of our common stock; however, it remains unsecured as the pledge of shares was not implemented at the closing of the loan.

In addition to the above related party debt transactions that were outstanding as of December 31, 2021 and March 31, 2021, during the nine months ended December 31, 2021 we obtained a short-term advance of $100,000 from Wealth Engineering, an entity controlled by Mario Romano and Annette Raynor, former members of our management team and Board of Directors, and repaid the amount in full.

In addition to the above-mentioned related-party lending arrangements, during the nine months ended December 31, 2021 we sold cryptocurrency packages to related parties for gross proceeds of $1,000 to Gravitas and we paid related parties $2,289,969 worth of commissions on the sales of our products. Of the $2,289,969 in commissions, $1,750,860 was paid to TFU, $200,947 was paid to Fidelis Funds, $311,163 was paid to Marketing Mavens, LLC, an entity owned by the spouse of Annette Raynor, and $27,000 was paid to the children of Mario Romano and Annette Raynor. Also, during the nine months ended December 31, 2021, we paid consulting fees to Wealth Engineering, LLC, an entity owned by Mario Romano and Annette Raynor, of $245,450, and made dividend payments to the children of Mario Romano of $4,323. We also paid expenses of MPower in the amounts of $251,405 and $197,523, respectively, under the terms of the Securities Purchase Agreement entered into on March 22, 2021 and we closed on the acquisition of MPower’s net assets on September 3, 2021. We also recorded 59,999,999 shares as forfeited as a result of 1) our Chief Accounting Officer returning 6,666,666 shares to the Company prior to their vesting date and 2) Joseph Cammarata, Mario Romano, and Annette Raynor, three former members of our management team and Board of Directors, that resigned from their positions with the Company; thus losing their rights to 53,333,333 shares that were to have vested upon the annual anniversaries of their award grant date, had they still been directors at such a date. As a result of the forfeitures, we reversed previously recognized compensation cost of $163,982 during the nine months ended December 31, 2021. Also, during the nine months ended December 31, 2021, 12,998,630 shares were surrendered by members of our then Board of Directors in exchange for our agreement to cover $519,945 in tax withholdings.

April 2020 Convertible Note Financing Arrangement with DBR Capital, LLC

On April 27, 2020, we entered into a Securities Purchase Agreement and related agreements with DBR Capital, LLC (“DBR Capital”), a company wholly owned by David B. Rothrock, the Chairman of our Board of Directors. Under the Securities Purchase Agreement, DBR Capital purchased a $1,300,000 convertible promissory note at closing and, subject to certain conditions, agreed to purchase additional convertible promissory notes over four additional closings. On May 27, 2020 and November 9, 2020, we completed our second and third closings, respectively, under the Securities Purchase Agreement. At the May 27, 2020 closing, DBR Capital purchased a $700,000 convertible secured promissory note, which bears interest at 20% per annum, payable monthly, and the principal is due and payable on April 27, 2030. At the November 9, 2020 closing, DBR Capital purchased a $1,300,000 convertible secured promissory note, which bears interest at 25% interest rate per annum and carries a facility fee of 13.5% per annum, is payable monthly beginning February 1, 2021, and the principal is due and payable on April 27, 2030. The convertible promissory notes are each convertible into our common stock at a conversion price of $0.007 per share by DBR Capital at any time prior to their maturity or by the Company if certain benchmarks relating to the trading price and volume of the common stock are met. The convertible promissory notes are secured by collateral of the Company and its subsidiaries, .and certain Company shares pledged by non-affiliated shareholders.

In addition to the first three closings, DBR Capital has the right to purchase additional convertible promissory notes of $5.7 million at a fourth closing, and $2.0 million at a fifth closing. Pursuant to November 2021 and August 12, 2022 amendments to the Securities Purchase Agreement, the deadlines for the fourth and fifth closings which were originally December 31, 2021 and December 31, 2022, respectively, were extended until December 31, 2024.

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

DBR Capital Marketing and Distribution Arrangements with Oneiro.

DBR Capital, a company wholly owned by David B. Rothrock, has been an investor in Oneiro NA, Inc. (“Oneiro”) since 2016, and currently serves as a worldwide marketing and distribution agent for Oneiro. In connection therewith, DBR Capital is entitled to certain performance fees from Oneiro for worldwide sales of ndau introduced by DBR Capital, including purchases by Investview or any affiliates of Investview. The performance fee is determined as a commission on sales, with a floating range between 5% to 10% of sales, on aggregate sales ranging from $1 million to over $40 million. The performance fee is to be paid in ndau coins. During the year ended December 31, 2021, DBR Capital earned a performance fee in connection with sales by Oneiro to Investview of approximately 77,000 ndau coins.

In recognition of the February 2022 reorganization of the executive management team and Board of Directors of Investview, and the equity restructuring of executive equity incentives that occurred on June 24, 2022, to avoid the appearance of any potential conflicts of interest, DBR Capital has elected to: (i) effective as of April 1, 2022, contribute the 2021 performance fee of 77,000 ndau coins to Investview for use in its business and to help support the existing purchasers of ndau in the discretion of the Board of Directors, none of which have been sold or transferred; and (ii) for so long as Mr. Rothrock remains either an executive officer or director of the Company, renounce and assign to the Company, for its discretionary use, its rights in and to any further performance fees related to ndau sales by Oneiro to Investview or any of its affiliates to which it may be entitled under its arrangements with Oneiro.

March 2021 Agreement to Acquire Assets of SSA Technologies

On March 22, 2021, we entered into Securities Purchase Agreements to purchase a FINRA-registered broker-dealer and other operating assets of SSA Technologies LLC, an entity controlled and partially owned by Joseph Cammarata, our former Chief Executive Officer. Pursuant to these agreements, we agreed to acquire the SSA assets for the issuance of non-voting membership interests in our wholly owned subsidiary, Investview Financial Group Holdings, LLC (“IFGH”), which are in the future redeemable for 242,000,000 Investview common shares on a one-for-one basis. In connection with the closing under the agreements, which has not yet occurred, the redeemable membership interests being issued to the SSA equity holders, as well as the resulting shares of Investview common stock issued upon the exercise of such redemption rights, will be issued as shares of restricted securities issued in reliance upon the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended. The closing of the SSA transaction was subject to various closing conditions, including obtaining FINRA approval to the change of control transaction, which we believe had been unduly impeded due to certain complications relating to legal proceedings involving Mr. Cammarata in connection with his activities which were unrelated to Investview and its businesses. Due to these complications and delays, and following the lapsing of an outside closing date, we elected to terminate this agreement during 2022, and continue our search for alternative acquisitions within the brokerage industry.

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

Messrs. Bell and Rothrock, managers and principal equity holders of MPower, are also members of our Board of Directors. Following full disclosure of their interest, the transaction was approved by the full Investview Board of Directors, including unanimous support by its independent directors. The purchase price for the MPower assets was determined through negotiations with the Investview directors without a conflicting interest in the transaction and was based generally on the value of the Class B Redeemable Units exchanged in the transaction on the date of the original Securities Purchase Agreement. In the transaction, DBR Capital, LLC, an affiliate of David B. Rothrock, also retained a royalty-free right to use certain of the acquired assets for certain limited non-competitive purposes.

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

Item 14. Principal Accountant Fees and Services

The following is a summary of the fees billed to us for professional services rendered for the following periods:

	Year Ended December 31, 2022	Nine Months Ended December 31, 2021
Audit Fees	$122,600	$122,600
Audit Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total	$122,600	$122,600

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

Item 15. Exhibits and Financial Statement Schedules

Exhibit Number*	Title of Document	Location

Item 2	Plan of Acquisition, Reorganization, Arrangement, Liquidation or Succession

2.01	Contribution Agreement between Investview, Inc., Wealth Generators, LLC, and the members of Wealth Generators, LLC dated March 31, 2017	Incorporated by reference to the Current Report on Form 8-K filed April 6, 2017

Item 3	Articles of Incorporation and Bylaws

3.01	Articles of Incorporation	Incorporated by reference to the Form 10SB12G filed August 12, 1999

3.02	Articles of Amendments to the Articles of Incorporation	Incorporated by reference to the Form 10SB12G filed August 12, 1999

3.03	Bylaws	Incorporated by reference to the Form 10SB12G filed August 12, 1999

3.04	Amendment to Articles of Incorporation or by-laws	Incorporated by reference to the Current Report on Form 8-K filed February 15, 2007

3.05	Certificate of Change filed pursuant to NRS 78.209	Incorporated by reference to the Current Report on Form 8-K filed April 6, 2012

3.06	Articles of Merger filed pursuant to NRS 92.A.200	Incorporated by reference to the Current Report on Form 8-K filed April 6, 2012

3.07	Certificate of Amendment to Articles of Incorporation	Incorporated by reference to the Definitive Information Statement filed December 20, 2017

Item 4	Instruments Defining the Rights of Security Holders, including indentures

4.01	Common Stock Specimen	Incorporated by reference to the Registration Statement on Form S-1 filed January 12, 2018

Item 10	Material Contracts

10.49	Securities Purchase and Royalty Agreement between Investview, Inc., and Brian McMullen, dated as of July 23, 2019	Incorporated by reference to the Current Report on Form 8-K filed August 1, 2019

10.50	Convertible Promissory Note, dated as of July 23, 2019	Incorporated by reference to the Current Report on Form 8-K filed August 1, 2019

10.51	Employment Agreement between Investview, Inc. and Jayme McWidener, effective as of September 15, 2019	Incorporated by reference to the Current Report on Form 8-K filed September 12, 2019

10.55.1	Certificate of Amendment of Certificate of Designation of Designation of 13% Series B Cumulative Redeemable Perpetual Preferred Stock, as Amended, filed herewith	Filed with the POS AM as filed with the SEC on June 2, 2020.

10.57	Common Stock Purchase Warrant	Filed with the S-1/A on March 3, 2020.

10.58	Form of Warrant Exercise	Filed as part of Exhibit 10.57.

Exhibit Number*	Title of Document	Location
10.63	Securities Purchase Agreement and related agreements between Investview, Inc. and DBR Capital, LLC; Sales of Unregistered Securities; Departure of Directors or Certain Officers, and Election of Directors,	Incorporated by reference to the Current Report on form 8-K/A filed on April 30, 2020

10.64	Consent of Holders of Series B Preferred	Filed with the POS AM as filed with the SEC on June 2, 2020 herewith

10.65	Convertible Secured Promissory Note by Investview, Inc., and DBR Capital, LLC, dated as of May 27, 2020	Incorporated by reference to the Current Report on form 8-K filed on June 2, 2020

10.66	Amended and Restated Securities Purchase Agreement dated November 9, 2020	Incorporated by reference to the Current Report on form 8-K filed on November 13, 2020

10.67	Convertible Promissory Note dated November 9, 2020	Incorporated by reference to the Current Report on form 8-K filed on November 13, 2020

10.68	Amended and Restated Convertible Secured Promissory Note in the Amount of $1,300,000 dated November 9, 2020 (originally dated April 27, 2020)	Incorporated by reference to the Current Report on form 8-K filed on November 13, 2020

10.69	Amended and Restated Convertible Secured Promissory Note in the Amount of $700,000 dated November 9, 2020 (originally dated May 27, 2020)	Incorporated by reference to the Current Report on form 8-K filed on November 13, 2020

10.70	First Amendment to Investor Rights Agreement of April 27, 2020, dated November 9, 2020	Incorporated by reference to the Current Report on form 8-K filed on November 13, 2020

10.71	First Amendment to Voting Agreement of April 27, 2020, dated November 9, 2020	Incorporated by reference to the Current Report on form 8-K filed on November 13, 2020

10.72	Guaranty and Collateral Agreement dated May 15, 2020	Incorporated by reference to the Current Report on form 8-K filed on November 13, 2020

10.74	Cover Letter and Restricted Shares Award Agreement for David Rothrock	Incorporated by reference to the Current Report on form 8-K filed on November 13, 2020

10.75	Cover Letter and Restricted Shares Award Agreement for James Bell	Incorporated by reference to the Current Report on form 8-K filed on November 13, 2020

10.78	Joinder Agreement dated December 23, 2020	Incorporated by reference to the Current Report on form 8-K filed on December 31, 2020

Exhibit Number*	Title of Document	Location
10.79	Promissory Note in the Amount of $1,000,000 with Joe Cammarata, dated January 30, 2020, First Amendment to the $1,000,000 Promissory Note dated January 31, 2020 and Second Amendment to the $1,000,000 Promissory Note dated January 30, 2020	Incorporated by reference to the periodic report on Form 10-Q filed February 26, 2021

10.80	Securities Purchase Agreement between Investview Financial Group Holdings, LLC, Investview, Inc., and SSA Technologies LLC dated as of March 22, 2021.	Incorporated by reference to the Current Report on Form 8-K filed on March 26, 2021

10.81	Securities Purchase Agreement between Investview Financial Group Holdings, LLC, Investview, Inc., and the Purchasers Listed on Schedule A dated as of March 22, 2021.	Incorporated by reference to the Current Report on Form 8-K filed on March 26, 2021

10.82	Securities Purchase Agreement between Investview MTS, LLC, Investview Financial Group Holdings, LLC, Investview, Inc., and MPower Trading Systems LLC dated as of March 22, 2021.	Incorporated by reference to the Current Report on Form 8-K filed on March 26, 2021

10.83	Working Capital Promissory Note by Investview, Inc., dated as of March 22, 2021.	Incorporated by reference to the Current Report on Form 8-K filed on March 26, 2021

10.84	Pledge Agreement between Investview, Inc., and SSA Technologies LLC, dated as of March 22, 2021.	Incorporated by reference to the Current Report on Form 8-K filed on March 26, 2021

10.85	First Amendment to Amended and Restated Securities Purchase Agreement between Investview, Inc., DBR Capital, LLC, and Joseph Cammarata, dated as of March 22, 2021.	Incorporated by reference to the Current Report on Form 8-K filed on March 26, 2021

10.87	Lock-Up Agreement	Incorporated by reference to the periodic report on Form 10-K filed on June 29, 2021

10.88	Second Amendment to Amended and Restated Securities Purchase Agreement dated as of November 9, 2020	Incorporated by reference to the Current Report on Form 8-K filed on June 2, 2021

Exhibit Number*	Title of Document	Location
10.89	Employment Agreement between Investview, Inc., and Ralph R. Valvano, effective as of June 7, 2021	Incorporated by reference to the Current Report on Form 8-K filed on June 9, 2021

10.90	Amendment to Employment Agreement between Investview, Inc., and Jayme McWidener, effective as of June 7, 2021	Incorporated by reference to the Current Report on Form 8-K filed on June 9, 2021

10.91	Amended and Restated Securities Purchase Agreement between and among Investview MTS, LLC, Investview Financial Group Holdings, LLC, Investview, Inc., and MPower Trading Systems, LLC dated as of September 3, 2021	Incorporated by reference to the Current Report on Form 8-K filed on September 10, 2021

10.92	Bill of Sale, Assignment and Assumption between Investview MTS, LLC, and MPower Trading Systems, LLC dated as of September 3, 2021	Incorporated by reference to the Current Report on Form 8-K filed on September 10, 2021

10.93	Registration Rights Agreement dated as of September 3, 2021	Incorporated by reference to the Current Report on Form 8-K filed on September 10, 2021

10.94	Debt Conversion Agreement between Investview, Inc. and Joseph Cammarata, effective as of March 30, 2021	Incorporated by reference to the Current Report on Form 8-K filed on September 29, 2021

10.95	Convertible Promissory Note due March 30, 2022, dated March 30, 2021	Incorporated by reference to the Current Report on Form 8-K filed on September 29, 2021

10.96	Amendment One to Convertible Promissory Note dated March 30, 2021	Incorporated by reference to the Current Report on Form 8-K filed on September 29, 2021

10.97	Third Amendment to Amended and Restated Securities Purchase Agreement dated as of November 9, 2020	Incorporated by reference to the Quarterly Report on Form 10-Q filed on November 22, 2021

10.98	Separation and Release Agreement by and among Investview, Inc., and Mario Romano and Wealth Engineering, LLC, dated as of January 6, 2022	Incorporated by reference to the Current Report on Form 8-K filed on January 10, 2022

Exhibit Number*	Title of Document	Location
10.99	Separation and Release Agreement by and among Investview, Inc., and Annette Raynor and Wealth Engineering, LLC, dated as of January 6, 2022	Incorporated by reference to the Current Report on Form 8-K filed on January 10, 2022

10.100	Employment Agreement between Investview, Inc., and Victor M. Oviedo, dated as of February 10, 2022	Incorporated by reference to the Current Report on Form 8-K filed on February 23, 2022

10.101	Indemnification Agreement between Investview, Inc., and Victor M. Oviedo, dated as of February 10, 2022	Incorporated by reference to the Current Report on Form 8-K filed on February 23, 2022

10.102	Victor M. Oviedo Joinder to Lock-Up Agreement dated March 22, 2021	Incorporated by reference to the Current Report on Form 8-K filed on February 23, 2022

10.103	Employment Agreement between Investview, Inc., and James R. Bell, dated as of February 22, 2022	Incorporated by reference to the Current Report on Form 8-K filed on February 23, 2022

10.104	Employment Agreement between Investview, Inc., and Myles Gill, dated as of February 21, 2022	Incorporated by reference to the Current Report on Form 8-K filed on February 23, 2022

10.105	Myles Gill Joinder to Lock-Up Agreement dated March 22, 2021	Incorporated by reference to the Current Report on Form 8-K filed on February 23, 2022

10.106	Form of Executive Indemnification Agreement in Use as of February 2022	Incorporated by reference to the Current Report on Form 8-K filed on February 23, 2022

10.107	Investview, Inc., 2022 Incentive Plan	Incorporated by reference to the Current Report on Form 8-K filed on February 23, 2022

10.108	Amended and Restated Securities Purchase Agreement between Investview Financial Group Holdings, LLC, Investview, Inc., and SSA Technologies LLC dated as of September 3, 2021 (LevelX Capital)	Incorporated by reference to the Current Report on Form 8-K filed on June 17, 2022

10.109	Amended and Restated Securities Purchase Agreement between Investview Financial Group Holdings, LLC, Investview, Inc., and SSA Technologies LLC dated as of September 3, 2021 (LevelX Advisors)	Incorporated by reference to the Current Report on Form 8-K filed on June 17, 2022

Exhibit Number*	Title of Document	Location
10.110	Non-Statutory Option Award and Non-Statutory Option Award Agreement for David B. Rothrock #1	Incorporated by reference to the Current Report on Form 8-K filed on June 30, 2022
10.111	Non-Statutory Option Award and Non-Statutory Option Award Agreement for David B. Rothrock #2	Incorporated by reference to the Current Report on Form 8-K filed on June 30, 2022
10.112	Amendment to Employment Agreement with Victor Oviedo	Incorporated by reference to the Current Report on Form 8-K filed on June 30, 2022
10.113	Non-Statutory Option Award and Non-Statutory Option Award Agreement for Victor Oviedo #1	Incorporated by reference to the Current Report on Form 8-K filed on June 30, 2022
10.114	Non-Statutory Option Award and Non-Statutory Option Award Agreement for Victor Oviedo #2	Incorporated by reference to the Current Report on Form 8-K filed on June 30, 2022
10.115	Amendment to Employment Agreement with James R. Bell	Incorporated by reference to the Current Report on Form 8-K filed on June 30, 2022
10.116	Non-Statutory Option Award and Non-Statutory Option Award Agreement for James R. Bell #1	Incorporated by reference to the Current Report on Form 8-K filed on June 30, 2022
10.117	Non-Statutory Option Award and Non-Statutory Option Award Agreement for James R. Bell #2	Incorporated by reference to the Current Report on Form 8-K filed on June 30, 2022
10.118	Amendment to Employment Agreement with Myles Gill	Incorporated by reference to the Current Report on Form 8-K filed on June 30, 2022
10.119	Non-Statutory Option Award and Non-Statutory Option Award Agreement for Myles P Gill	Incorporated by reference to the Current Report on Form 8-K filed on June 30, 2022
10.120	Amended and Restated Employment Agreement with Ralph Valvano	Incorporated by reference to the Current Report on Form 8-K filed on June 30, 2022
10.121	Non-Statutory Option Award and Non-Statutory Option Award Agreement for Ralph Valvano #1	Incorporated by reference to the Current Report on Form 8-K filed on June 30, 2022
10.122	Non-Statutory Option Award and Non-Statutory Option Award Agreement for Ralph Valvano #2	Incorporated by reference to the Current Report on Form 8-K filed on June 30, 2022
10.123	Fourth Amendment to Amended and Restated Securities Purchase Agreement dated as of November 9, 2020	Incorporated by reference to the Quarterly Report on Form 10-Q filed on August 15, 2022

Item 21	Subsidiaries of the Registrant

21.01	Schedule of Subsidiaries	Incorporated by reference to Amendment No. 2 to the Registration Statement on Form S-1/A filed March 11, 2019

Item 23	Consents of Experts and Counsel

23.01	Consent of M&K CPAs	This filing.

Exhibit Number*	Title of Document	Location
Item 31	Rule 13a-14(a)/15d-14(a) Certifications

31.01	Rule 13a-14(a) Certification of Principal Executive Officer	This filing.

31.02	Rule 13a-14(a) Certification of Principal Financial Officer	This filing.

Item 32	Section 1350 Certifications

32.01	Section 1350 Certification of the Principal Executive Officer	This filing.

32.02	Section 1350 Certification of the Principal Financial Officer	This filing.

Item 101	Interactive Data Files***

101.INS	Inline XBRL Instance Document	This filing.

101.SCH	Inline XBRL Taxonomy Extension Schema	This filing.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase	This filing.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase	This filing.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase	This filing.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase	This filing.

104	Cover Page Interactive Data File - The cover page iXBRL tags are embedded within the inline XBRL document.

*	All exhibits are numbered with the number preceding the decimal indicating the applicable SEC reference number in Item 601 and the number following the decimal indicating the sequence of the particular document. Omitted numbers in the sequence refer to documents previously filed as an exhibit.
**	Identifies each management contract or compensatory plan or arrangement required to be filed as an exhibit, as required by Item 15(a)(3) of Form 10-K.
***	Users of this data are advised that, pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of this annual report for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Exchange Act and otherwise are not subject to liability.

Item 16. Form 10-K Summary

Not included.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Investview Inc.

Dated: March 31, 2023	By:	/s/ Victor M. Oviedo
Victor M. Oviedo
Chief Executive Officer
(Principal Executive Officer)

Dated: March 31, 2023	By:	/s/ Ralph R. Valvano
Ralph R. Valvano
Chief Financial Officer
(Principal Financial Officer and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Victor M. Oviedo	Chief Executive Officer and Director	March 31, 2023
Victor M. Oviedo	(Principal Executive Officer)

/s/ Ralph R. Valvano	Chief Financial Officer	March 31, 2023
Ralph R. Valvano	(Principal Financial and Accounting Officer)

/s/ James Bell	President, Chief Operating Officer and Director	March 31, 2023
James Bell

/s/ David B. Rothrock	Chairman	March 31, 2023
David B. Rothrock

DECEMBER 31, 2022 AND 2021

FORMING A PART OF ANNUAL REPORT

PURSUANT TO THE SECURITIES EXCHANGE ACT OF 1934

INVESTVIEW, INC.

Index to Consolidated Financial Statements

Page

Report of Independent Registered Public Accounting Firm (PCAOB ID: 2738)	F-2

Consolidated Balance Sheets as of December 31, 2022 and 2021	F-3

Consolidated Statements of Operations and Other Comprehensive Income (Loss) for the year ended December 31, 2022 and the nine months ended December 31, 2021	F-4

Consolidated Statements of Stockholders’ Equity (Deficit) for the nine months ended December 31, 2021 and the year ended December 31, 2022	F-5

Consolidated Statements of Cash Flows for the year ended December 31, 2022 and the nine months ended December 31, 2021	F-6

Notes to Consolidated Financial Statements	F-7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Investview, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Investview, Inc. (the Company) as of December 31, 2022 and 2021, and the related consolidated statements of operations and other comprehensive income (loss), stockholders’ equity (deficit), and cash flows for the year ended December 31, 2022 and the nine-month period ended December 31, 2021, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the year ended December 31, 2022 and the nine-month period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Digital Currencies

As discussed in the notes to the financial statements, the Company has mining revenues and assets associated with the mining of digital currencies that requires significant judgements with regard to how the revenues are recognized and the assets are capitalized.

Auditing management’s evaluation of the accounting for mining revenues recognized and the capitalized digital assets involved significant judgement and subjectivity due to lack of formal GAAP and PCAOB guidance in the United States.

To evaluate the appropriateness and accuracy of the assessment by management, we evaluated management’s assessment in relationship to the relevant revenues. We also evaluated several different third-party sites and sources to verify the information provided by management.

/s/ M&K CPAS, PLLC

We have served as the Company’s auditor since 2021.

Houston, TX

March 31, 2023

INVESTVIEW, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2022	2021

ASSETS
Current assets:
Cash and cash equivalents	$20,467,256	$30,995,283
Restricted cash, current	781,537	819,338
Prepaid assets	366,561	164,254
Receivables	1,255,542	1,920,069
Inventory	249,480	-
Income tax paid in advance	535,932	-
Other current assets	2,360,957	2,018,324
Total current assets	26,017,265	35,917,268

Fixed assets, net	8,508,274	6,682,877

Other assets:
Restricted cash, long term	240,105	802,285
Other restricted assets, long term	113,139	122,769
Operating lease right-of-use asset	223,692	264,846
Intangible asset, net	-	7,240,000
Deposits	473,598	473,598
Total other assets	1,050,534	8,903,498

Total assets	$35,576,073	$51,503,643

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued liabilities	$4,608,786	$3,904,681
Payroll liabilities	197,300	176,604
Income tax payable	240,603	807,827
Customer advance	96,609	75,702
Deferred revenue	2,074,574	3,288,443
Derivative liability	24,426	69,371
Dividend liability	236,630	219,705
Operating lease liability, current	148,226	255,894
Related party debt, net of discounts, current	1,201,927	1,832,642
Debt, net of discounts, current	2,938,757	2,947,013
Total current liabilities	11,767,838	13,577,882

Operating lease liability, long term	79,432	43,460
Related party debt, net of discounts, long term	824,581	486,814
Debt, net of discounts, long term	5,529,646	8,455,646
Total long term liabilities	6,433,659	8,985,920

Total liabilities	18,201,497	22,563,802

Commitments and contingencies	-	-

Stockholders’ equity (deficit):
Preferred stock, par value: $0.001; 50,000,000 shares authorized, 252,192 and 252,192 issued and outstanding as of December 31, 2022 and December 31, 2021, respectively	252	252
Common stock, par value $0.001; 10,000,000,000 shares authorized; 2,636,275,489 and 2,904,210,762 shares issued and outstanding as of December 31, 2022 and December 31, 2021, respectively	2,636,275	2,904,211
Additional paid in capital	104,350,746	101,883,573
Accumulated other comprehensive income (loss)	(23,218)	(23,000)
Accumulated deficit	(89,589,479)	(75,825,195)
Total stockholders’ equity (deficit)	17,374,576	28,939,841

Total liabilities and stockholders’ equity (deficit)	$35,576,073	$51,503,643

The accompanying notes are an integral part of these consolidated financial statements.

INVESTVIEW, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME (LOSS)

	Year Ended	Nine Months Ended
	December 31, 2022	December 31, 2021

Revenue:
Subscription revenue, net of refunds, incentives, credits, and chargebacks	$48,260,197	$40,918,453
Mining revenue	11,796,215	23,056,457
Mining equipment repair revenue	172,056	7,460
Cryptocurrency revenue	1,614,568	8,249,310
Digital wallet revenue	5,868	-
Total revenue, net	61,848,904	72,231,680

Operating costs and expenses:
Cost of sales and service	8,249,790	6,107,358
Commissions	26,986,048	29,127,854
Selling and marketing	58,617	76,662
Salary and related	7,441,829	3,946,151
Professional fees	2,615,016	1,574,292
Impairment expense	14,632,823	140,233
Bad debt expense	3,975	719,342
Loss (gain) on disposal of assets	(266,838)	(12,927)
General and administrative	10,740,430	58,927,950
Total operating costs and expenses	70,461,690	100,606,915

Net income (loss) from operations	(8,612,786)	(28,375,235)

Other income (expense):
Gain (loss) on debt extinguishment	455	571,466
Gain (loss) on fair value of derivative liability	44,945	352,931
Realized gain (loss) on cryptocurrency	(1,575,164)	1,291,082
Interest expense	(18,750)	(16,660)
Interest expense, related parties	(2,650,324)	(2,279,397)
Other income (expense)	193,235	91,220
Total other income (expense)	(4,005,603)	10,642

Income (loss) before income taxes	(12,618,389)	(28,364,593)
Income tax expense	(326,555)	(807,827)

Net income (loss)	(12,944,944)	(29,172,420)

Dividends on Preferred Stock	(819,340)	(614,504)

Net income (loss) applicable to common shareholders	$(13,764,284)	$(29,786,924)

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	$(218)	$(3,943)
Total other comprehensive income (loss)	(218)	(3,943)
Comprehensive income (loss) applicable to common shareholders	$(12,945,162)	$(29,176,363)

Basic income (loss) per common share	$(0.01)	$(0.01)
Diluted income (loss) per common share	$(0.01)	$(0.01)

Basic weighted average number of common shares outstanding	2,677,718,626	2,986,026,570
Diluted weighted average number of common shares outstanding	2,677,718,626	2,986,026,570

The accompanying notes are an integral part of these consolidated financial statements.

INVESTVIEW, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

	Preferred Stock		Common Stock		Additional Paid in	Accumulated Other Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Total
Balance, March 31, 2021	153,317	$153	2,982,481,329	$2,982,481	$39,376,911	$(19,057)	$(46,038,271)	$(3,697,783)
Preferred stock issued for cash	97,669	98	-	-	2,441,627	-	-	2,441,725
Preferred stock issued for cryptocurrency	1,206	1	-	-	30,149	-	-	30,150
Common stock issued for services and compensation	-	-	11,500,000	11,500	1,643,624	-	-	1,655,124
Common stock repurchased	-	-	(16,854,578)	(16,854)	(657,329)	-	-	(674,183)
Common stock repurchased from related parties	-	-	(12,998,630)	(12,999)	(506,946)	-	-	(519,945)
Common stock cancelled	-	-	(59,999,999)	(60,000)	60,000	-	-	-
Common stock issued for warrant exercise	-	-	82,640	83	8,181	-	-	8,264
Derivative liability recorded for warrants issued with preferred stock	-	-	-	-	(127,520)	-	-	(127,520)
Derivative liability extinguished for warrants exercised	-	-	-	-	12,285	-	-	12,285
Class B units of subsidiary issued to a related party for asset acquisition	-	-	-	-	58,859,440	-	-	58,859,440
Contributed capital	-	-	-	-	743,151	-	-	743,151
Dividends	-	-	-	-	-	-	(614,504)	(614,504)
Foreign currency translation adjustment	-	-	-	-	-	(3,943)	-	(3,943)
Net income (loss)	-	-	-	-	-	-	(29,172,420)	(29,172,420)
Balance, December 31, 2021	252,192	$252	2,904,210,762	$2,904,211	$101,883,573	$(23,000)	$(75,825,195)	$28,939,841
Common stock issued for services and compensation	-	-	-	-	2,784,145	-	-	2,784,145
Common stock repurchased	-	-	(5,000,000)	(5,000)	(41,720)	-	-	(46,720)
Common stock repurchased from related parties	-	-	(43,101,939)	(43,103)	(1,680,906)	-	-	(1,724,009)
Common stock cancelled	-	-	(219,833,334)	(219,833)	219,833	-	-	-
Contributed capital	-	-	-	-	1,185,821	-	-	1,185,821
Dividends	-	-	-	-	-	-	(819,340)	(819,340)
Foreign currency translation adjustment	-	-	-	-	-	(218)	-	(218)
Net income (loss)	-	-	-	-	-	-	(12,944,944)	(12,944,944)
Balance, December 31, 2022	252,192	$252	2,636,275,489	$2,636,275	$104,350,746	$(23,218)	$(89,589,479)	$17,374,576

The accompanying notes are an integral part of these consolidated financial statements.

INVESTVIEW INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended	Nine Months Ended
	December 31, 2022	December 31, 2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(12,944,944)	$(29,172,420)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	6,227,907	2,271,224
Amortization of debt discount	1,728,862	1,545,529
Stock issued for services and compensation	2,784,145	1,655,124
Lease cost, net of repayment	(30,542)	1,734
(Gain) loss on asset acquisition	-	27,439
(Gain) loss on debt extinguishment	(455)	(571,466)
(Gain) loss on disposal of assets	(266,838)	(12,927)
(Gain) loss on Class B Units of subsidiary issued to a related party for asset acquisition	-	51,619,440
Loss on fair value of derivative liability	(44,945)	(352,931)
Realized (gain) loss on cryptocurrency	1,575,164	(1,291,082)
Bad debt expense	3,975	719,342
Impairment expense	14,632,823	140,233
Changes in operating assets and liabilities:
Receivables	660,552	(967,101)
Inventory	(304,655)	-
Prepaid assets	(202,307)	(76,681)
Income tax paid in advance	(535,932)	-
Other current assets	(3,827,504)	(460,190)
Deposits	-	(32,070)
Accounts payable and accrued liabilities	725,256	1,314,147
Income tax payable	(567,224)	807,827
Customer advance	20,907	(1,991,611)
Deferred revenue	(1,213,869)	1,727,255
Accrued interest	18,750	16,660
Accrued interest, related parties	921,462	733,868
Net cash provided by (used in) operating activities	9,360,588	27,651,343

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash received from the disposal of fixed assets	1,093,556	15,826
Cash paid for fixed assets	(15,267,932)	(2,016,654)
Net cash provided by (used in) investing activities	(14,174,376)	(2,000,828)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from related party debt	-	1,300,000
Repayments for related party debt	(2,943,272)	(952,344)
Repayments for debt	(973,217)	(892,583)
Payments for shares repurchased	(46,720)	(674,183)
Payments for shares repurchased from related parties	(1,724,009)	(519,945)
Dividends paid	(626,784)	(402,427)
Proceeds from the sale of preferred stock	-	2,441,725
Proceeds from the exercise of warrants	-	8,264
Net cash provided by (used in) financing activities	(6,314,002)	308,507

Effect of exchange rate translation on cash	(218)	(3,943)

Net increase (decrease) in cash, cash equivalents, and restricted cash	(11,128,008)	25,955,079
Cash, cash equivalents, and restricted cash - beginning of period	32,616,906	6,661,827
Cash, cash equivalents, and restricted cash - end of period	$21,488,898	$32,616,906

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$1,060,582	$600,344
Income taxes	$1,429,711	$-
Non-cash investing and financing activities:
Prepaid assets reclassified to fixed assets	$-	$-
Fixed asset acquired with cryptocurrency	$259,916	$1,219,789
Fixed assets moved to inventory	$621,093	$-
Common stock cancelled	$219,833	$60,000
Derivative liability recorded for warrants issued	$-	$127,520
Derivative liability extinguished with warrant exercise	$-	$12,285
Recognition of lease liability and ROU asset at lease commencement	$172,042	$196,608
Preferred shares issued in exchange for cryptocurrency	$-	$30,150
Dividends declared	$819,340	$614,504
Dividends paid with cryptocurrency	$175,631	$127,317
Debt extinguished in exchange for cryptocurrency	$1,979,789	$3,036,701
Related party debt extinguished in exchange for cryptocurrency	$-	$31,000
Net assets acquired for noncontrolling interest in subsidiary	$-	$125,522
Contributed capital	$-	$743,151
Class B units of subsidiary issued to a related party for asset acquisition	$-	$7,240,000
Contribution of crypto currency from related party	$1,185,821	$-

The accompanying notes are an integral part of these consolidated financial statements.

INVESTVIEW, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022 AND 2021

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

We also operate a blockchain technology business that provides leading-edge research, development, and FinTech services involving the management of digital asset technologies with a focus on Bitcoin mining and the new generation of digital assets. As well, in order to, among other things, commercialize on the proprietary trading platform we acquired from MPower Trading Systems, LLC (“MPower”), take advantage of the market’s increasing acceptance and expansion of the ownership and use of digital currencies as an investable asset class, subject to applicable regulatory limitations, and to proactively respond to increasing regulatory scrutiny relative to cryptocurrency products, we have adopted a growth plan that contemplates the establishment of a suite of financial service business that would offer, among others, self-directed brokerage services, institutional trade execution services, innovative advisory services (RIA, CTA), and codeless algorithmic trading technologies. It was our expectation to develop these businesses over time, starting with the acquisition of a broker-dealer that could serve as a platform for growth. Towards that end, in March 2021 we entered into an agreement to acquire a brokerage firm from an affiliate of the former Chief Executive Officer of the Company. However, having been unable to secure the requisite FINRA approval by the expiration of that agreement, we terminated the transaction on June 14, 2022, and commenced a search for alternative acquisitions within the brokerage industry. Further, until we are able to start this business, we recently elected to wind down the registration of a dormant investment advisor and commodity trading advisor we own, as we concluded there to be no material benefit to retaining an interest in these regulated businesses until we are able to launch our broader-based financial services model.

INVESTVIEW, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022 AND 2021

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

Principles of Consolidation

The consolidated financial statements include the accounts of Investview, Inc., and our wholly owned subsidiaries: iGenius, LLC (formerly Kuvera, LLC), Kuvera France S.A.S (through its closure date in June of 2021), Apex Tek, LLC (formerly Razor Data, LLC), SAFETek, LLC (formerly WealthGen Global, LLC), , United Games, LLC, United League, LLC, Investment Tools & Training, LLC, iGenius Global LTD (formerly Kuvera (N.I.) LTD), Investview Financial Group Holdings, LLC, and Investview MTS, LLC. All intercompany transactions and balances have been eliminated in consolidation.

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

INVESTVIEW, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022 AND 2021

The following rates were used to translate the accounts of Kuvera France S.A.S. and the activity from our Euro bank account into USD for the following operating periods:

	Year ended December 31, 2022	Nine Months ended December 31, 2021
Euro to USD	1.1118	1.1757

Concentration of Credit Risk

Financial instruments that potentially expose us to concentration of credit risk include cash, accounts receivable, and advances. We place our cash and temporary cash investments with credit quality institutions. At times, such investments may be in excess of the FDIC insurance limit of $250,000. As of December 31, 2022 and 2021, cash balances that exceeded FDIC limits were $18,202,860 and $19,336,350, respectively. We have not experienced significant losses relating to these concentrations in the past.

Cash Equivalents and Restricted Cash

For purposes of reporting cash flows, we consider all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. As of December 31, 2022 and 2021, we had no cash equivalents.

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the balance sheet that sum to the total of the same such amounts shown in the statement of cash flows.

	December 31, 2022	December 31, 2021
Cash and cash equivalents	$20,467,256	$30,995,283
Restricted cash, current	781,537	819,338
Restricted cash, long term	240,105	802,285
Total cash, cash equivalents, and restricted cash shown on the statement of cash flows	$21,488,898	$32,616,906

Amount included in restricted cash represent funds required to be held in an escrow account by a contractual agreement and will be used for paying dividends to our Series B Preferred Stockholders.

Receivables

Receivables are carried at net realizable value, representing the outstanding balance less an allowance for doubtful accounts based on a review of all outstanding amounts. Management determines the allowance for doubtful accounts by regularly evaluating individual receivables and receivables are written off when deemed uncollectible. Recoveries of receivables previously written off are recorded when received. We had an allowance for doubtful accounts of $719,342 as of December 31, 2022 and 2021. A portion of our Receivables balance is for amounts held in reserve by our merchant processors for future returns and chargebacks. The amount held in reserve was $775,000 and $1,348,060 as of December 31, 2022 and 2021.

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

INVESTVIEW, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022 AND 2021

As of December 31, 2022 and 2021 fixed assets were made up of the following:

	Estimated
	Useful
	Life	December 31,	December 31,
	(years)	2022	2021
Furniture, fixtures, and equipment	10	$76,716	$82,942
Computer equipment	3	12,869	15,241
Leasehold improvements	Remaining Lease Term	40,528	40,528
Data processing equipment	3	13,200,939	10,638,619
Construction in progress	N/A	-	391,583
		13,331,052	11,168,913
Accumulated depreciation		(4,822,778)	(4,486,036)
Net book value		$8,508,274	$6,682,877

Total depreciation expense for the years ended December 31, 2022 and 2021, was $6,227,907 and $2,271,224, respectively, all of which was recorded in our general and administrative expenses on our statement of operations. During the year ended December 31, 2022 we sold assets with a total net book value of $826,718 for cash of $1,093,556, therefore recognized a gain on disposal of assets of $266,838. During the nine months ended December 31, 2021 we sold assets with a total net book value of $2,899 for cash of $15,826, therefore recognized a gain on disposal of assets of $12,927.

Long-Lived Assets – Cryptocurrencies & Intangible Assets

We account for our cryptocurrencies and intangible assets in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Subtopic 350-30, General Intangibles Other Than Goodwill, and ASC Subtopic 360-10-05, Accounting for the Impairment or Disposal of Long-Lived Assets. ASC Subtopic 350-30 requires assets to be measured based on the fair value of the consideration given or the fair value of the assets (or net assets) acquired, whichever is more clearly evident and, thus, more reliably measurable. Our cryptocurrencies are deemed to have an indefinite useful life; therefore, amounts are not amortized, but rather are assessed for impairment as further discussed in our impairment policy. Under ASC Subtopic 350-30 any intangible asset with a useful life is required to be amortized over that life and the useful life is to be evaluated every reporting period to determine whether events or circumstances warrant a revision to the remaining period of amortization. If the estimate of useful life is changed the remaining carrying amount of the intangible asset is amortized prospectively over the revised remaining useful life. Costs of internally developing, maintaining, or restoring intangible assets are recognized as an expense when incurred.

We hold cryptocurrency-denominated assets and include them in our consolidated balance sheet as other assets. The value of our cryptocurrencies as of December 31, 2022 and 2021 were $2,474,096 ($2,360,957 current and $113,139 restricted long term) and $2,141,093 ($2,018,324 current and $122,769 restricted long term), respectively. Cryptocurrencies purchased or received for payment from customers are recorded in accordance with ASC 350-30 and cryptocurrencies awarded to the Company through its mining activities ($11,796,215 for the year ended December 31, 2022 and $23,056,457 for the nine months ended December 31, 2021) are accounted for in connection with the Company’s revenue recognition policy. The use of cryptocurrencies is accounted for in accordance with the first in first out method of accounting. For the year ended December 31, 2022 and the nine months ended December 31, 2021 we recorded realized gains (losses) on our cryptocurrency transactions of ($1,575,164) and $1,291,082, respectively. For the year ended December 31, 2022 and the nine months ended December 31, 2021 we recognized impairment expense of $689,822 and $0, respectively. The impairment was due to carrying value of our ndau coins exceeding its fair value what was determined by using a five-day look back of the volume weighted average price of ndau as of December 31, 2022.

On March 22, 2021, we entered into Securities Purchase Agreement to acquire the operating assets and intellectual property rights of MPower Trading Systems LLC, a company controlled and partially owned by David B. Rothrock and James R. Bell, two of our board members (see NOTE 12). As a result, we obtained Prodigio, a proprietary software-based trading platform with applications within the brokerage industry, which was valued at $7,240,000 and recorded on our balance sheet as an intangible asset as of December 31, 2021. The intangible asset was expected to have a definite life, however, during the year ended December 31, 2022 the software had not been placed in service, therefore a useful life had not been assigned and no amortization had been recorded. Instead, as of December 31, 2022, the intangible asset was conservatively impaired due to a question on the recoverability of the value recorded.

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

DECEMBER 31, 2022 AND 2021

We evaluate the recoverability of long-lived assets based upon future net cash flows expected to result from the asset, including eventual disposition. Should impairment in value be indicated, the carrying value of intangible assets will be adjusted and an impairment loss is recorded equal to the difference between the asset’s carrying value and fair value or disposable value.

During the year ended December 31, 2022 we impaired computer equipment with a cost basis of $3,263, furniture fixtures and equipment with a cost basis of $11,372, and data processing equipment with a cost basis of $9,431,923. The impairment was due to disposals of computer equipment and furniture fixtures and equipment and the carrying value of our data processing equipment exceeding its fair value which was determined using the price that similar equipment would sell for in the open market. We had recorded accumulated depreciation for the impaired assets of $3,419,825 through the date of disposal, therefore we recorded $6,026,733 as impairment expense related to the fixed assets for the year ended December 31, 2022. Also, during the year ended December 31, 2022 we impaired intangible assets of $7,240,000 due to questions regarding the recoverability of the asset value (see NOTE 12).

During the nine months ended December 31, 2021 we impaired computer equipment with a cost basis of $14,661 and we impaired data processing equipment with a cost basis of $392,500 due to disposals. We had recorded accumulated depreciation for the impaired assets of $266,928 through the date of disposal, therefore we recorded $140,233 as impairment expense during the nine months ended December 31, 2021.

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

Our financial instruments consist of cash, accounts receivable, and accounts payable. We have determined that the book value of our outstanding financial instruments as of December 31, 2022 and 2021, approximates the fair value due to their short-term nature.

Items recorded or measured at fair value on a recurring basis in the accompanying consolidated financial statements consisted of the following items as of December 31, 2022:

	Level 1	Level 2	Level 3	Total
Total Assets	$-	$-	$-	$-

Derivative liability	$-	$-	$24,426	$24,426
Total Liabilities	$-	$-	$24,426	$24,426

Items recorded or measured at fair value on a recurring basis in the accompanying consolidated financial statements consisted of the following items as of December 31, 2021:

	Level 1	Level 2	Level 3	Total
Total Assets	$-	$-	$-	$-

Derivative liability	$-	$-	$69,371	$69,371
Total Liabilities	$-	$-	$69,371	$69,371

INVESTVIEW, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022 AND 2021

Revenue Recognition

Subscription Revenue

Most of our revenue is generated by subscription sales and payment is received at the time of purchase. We recognize subscription revenue in accordance with ASC 606-10 where revenue is measured based on a consideration specified in a contract with a customer and recognized when we satisfy the performance obligation specified in each contract. Our performance obligation is to provide services over a fixed subscription period; therefore, we recognize revenue ratably over the subscription period and deferred revenue is recorded for the portion of the subscription period subsequent to each reporting date. Additionally, we offer a designated trial period to first time subscription customers, during which a full refund can be requested if a customer does not wish to continue with the subscription. Revenues are deferred during the trial period as collection is not probable until that time has passed. Revenues are presented net of refunds, sales incentives, credits, and known and estimated credit card chargebacks. As of December 31, 2022 and 2021 our deferred revenues were $2,074,574 and $3,288,443, respectively.

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

Cryptocurrency Revenue

We generate revenue from the sale of cryptocurrency packages to our customers through an arrangement with third-party suppliers. The various packages include different amounts of coin with differing rates of returns and terms and, in some cases prior to January 2022, included a product protection option that allows the purchaser to protect their initial purchase price. The protection allows the purchaser to obtain 50% of their purchase price at five years or 100% of their purchase price at ten years. Both the coin and the protection option are delivered by third-party suppliers. During the fourth calendar quarter of 2021 we temporarily suspended any further offering of the protection program in connection with the sale of ndau after the third-party provider was unable to comply with our standard vendor compliance protocols, citing certain offshore confidentiality entitlements. That suspension has remained in place as we have been unable to further validate the continued integrity of the protection program and the vendor’s ability to honor its commitments to our members.

We recognize cryptocurrency revenue in accordance with ASC 606-10 where revenue is measured based on a consideration specified in a contract with a customer and recognized when we satisfy the performance obligation specified in each contract. Our performance obligation is to arrange for the third-parties to provide coin and protection (if applicable) to our customers and payment is received from our customers at the time of order placement. All customers are given two weeks to request a refund, therefore we record a customer advance on our balance sheet upon receipt of payment. After the two weeks have passed from order placement, we request our third-party suppliers to deliver coin and protection (if applicable), at which time we recognize revenue and the amounts due to our suppliers on our books. As of December 31, 2022 and 2021 our customer advances related to cryptocurrency revenue were $96,609 and $75,702, respectively.

Mining Equipment Repair Revenue

Through our wholly owned subsidiary, SAFETek, LLC, we repair broken mining equipment for sale to third-party customers. We recognize miner equipment repair revenue in accordance with ASC 606-10 where revenue is measured based on a consideration specified in a contract with a customer and recognized when we satisfy the performance obligation specified in each contract. Our performance obligation is to deliver the promised goods to our customers.

INVESTVIEW, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022 AND 2021

Digital Wallet Revenue

We generate revenue from the sale of digital wallets to our customers through an arrangement with a third-party supplier. We offer three tiers of wallets which include different features. The digital wallets are delivered by a third-party supplier. The sale of digital wallets to our customers was discontinued during the year ended December 31, 2022.

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

Revenue generated for the year ended December 31, 2022, was as follows:

	Subscription Revenue	Cryptocurrency Revenue	Mining Revenue	Mining Equipment Repair Revenue	Digital Wallet Revenue	Total
Gross billings/receipts	$51,454,922	$3,189,074	$11,796,215	$173,980	$7,156	$66,621,347
Refunds, incentives, credits, and chargebacks	(3,194,725)	-	-	(1,924)	-	(3,196,649)
Amounts paid to supplier	-	(1,574,506)	-	-	(1,288)	(1,575,794)
Net revenue	$48,260,197	$1,614,568	$11,796,215	$172,056	$5,868	$61,848,904

Foreign revenues for the year ended December 31, 2022 was approximately $42.3 million while domestic revenue for the year ended December 31, 2022 was approximately $19.5 million.

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

Advertising, Selling, and Marketing Costs

We expense advertising, selling, and marketing costs as incurred. Advertising, selling, and marketing costs include costs of promoting our product worldwide, including promotional events. Advertising, selling, and marketing expenses for the year ended December 31, 2022 and the nine months ended December 31, 2021, totaled $58,617 and $76,662, respectively.

Cost of Sales and Service

Included in our costs of sales and services is amounts paid to our trading and market experts that provide financial education content and tools to our subscription customers and hosting and electricity fees that we pay to vendors to set up our mining equipment at third-party sites in order to generate mining revenue. Costs of sales and services for the year ended December 31, 2022 and the nine months ended December 31, 2021, totaled $8,249,790 and $6,107,358, respectively.

INVESTVIEW, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022 AND 2021

Inventory

Inventory consists of raw materials and work in process to be sold as part of our miner repair revenue. Inventory is valued at the lower of cost or net realizable value using the first-in, first-out (FIFO) method and is inclusive of any shipping and tax costs. During the year ended December 31, 2022, we reclassified $621,093 worth of defective mining equipment to inventory and acquired numerous parts and supplies to assist with our mining repair business. While we had incurred significant costs to build up our inventory, as of December 31, 2022 we reduced our inventory balance to the net realizable value of $249,480, made up entirely of finished goods, and recorded an impairment expense of $676,268. As of December 31, 2021 we had no inventory on our books.

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

As of December 31, 2022 basic and diluted income per share were the same, as all securities had an antidilutive effect, therefore 1,079,569,011 securities were excluded from the dilutive income per common share calculation (1,178,320 for warrants, 360,416,665 for options, 471,428,571 for convertible notes, and 246,545,455 for Class B Redeemable Units of subsidiary).

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

INVESTVIEW, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022 AND 2021

NOTE 4 – LIQUIDITY

Our financial statements are prepared using generally accepted accounting principles applicable to a going concern that contemplates the realization of assets and liquidation of liabilities in the normal course of business.

During the year ended December 31, 2022, we recorded a net loss of $12,944,944, however, this was mostly due to our non-cash impairment expense of $14,632,823 that was recorded to write-off $6,026,733 worth of fixed assets, $676,268 worth of inventory, $689,822 worth of other assets, and $7,240,000 worth of intangible assets. The impairment was due to disposals, assets being abandoned, and, in some cases, an estimate of expected future cash flows that was less than the assets carrying value. The impairment expense was a non-cash charge that had no impact on our cash flow or our liquidity and capital resources. After excluding the $14,632,823 of impairment expense, we were able to show net income from operations of over $1.7 million and we showed $9,360,588 of cash provided by our operating activities. As of December 31, 2022, we have unrestricted cash of $20,467,256 and a working capital balance of $14,249,427 and our unrestricted cryptocurrency balance was reported at a cost basis of $2,360,957. Management does not believe there are any liquidity issues as of December 31, 2022.

NOTE 5 – RELATED PARTY TRANSACTIONS

Related Party Debt

Our related party debt consisted of the following:

	December 31, 2022	December 31, 2021
Convertible Promissory Note entered into on 4/27/20, net of debt discount of $952,218 as of December 31, 2022 [1]	$347,782	$239,521
Convertible Promissory Note entered into on 5/27/20, net of debt discount of $516,980 as of December 31, 2022 [2]	183,020	124,149
Convertible Promissory Note entered into on 11/9/20, net of debt discount of $1,006,221 as of December 31, 2022 [3]	293,779	198,187
Promissory note entered into on 12/15/20, net of debt discount of $0 as of December 31, 2022 [4]	-	80,322
Convertible Promissory Note entered into on 3/30/21, net of debt discount of $0 as of December 31, 2022 [5]	-	476,670
Working Capital Promissory Note entered into on 3/22/21 [6]	1,201,927	1,200,607
Total related-party debt	2,026,508	2,319,456
Less: Current portion	(1,201,927)	(1,832,642)
Related-party debt, long term	$824,581	$486,814

[1]	On April 27, 2020 we received proceeds of $1,300,000 from DBR Capital, LLC, an entity controlled by a member of our Board of Directors, and entered into a convertible promissory note. The note is secured by collateral of the Company and its subsidiaries, .and certain Company shares pledged by non-affiliated shareholders. The note bears interest at 20% per annum, payable monthly, and the principal is due and payable on April 27, 2030. Per the original terms of the agreement the note was convertible into common stock at a conversion price of $0.01257 per share, which was amended on November 9, 2020 to reduce the conversion price to $0.007 per share. At inception we recorded a beneficial conversion feature and debt discount of $1,300,000. During the year ended March 31, 2021, we recognized $120,318 of the debt discount into interest expense as well as expensed an additional $241,225 of interest expense on the note, all of which was repaid during the period. During the nine months ended December 31, 2021, we recognized $97,536 of the debt discount into interest expense as well as expensed an additional $195,012 of interest expense on the note, of which $173,344 was repaid during the period, leaving $21,668 of accrued interest in the balance shown here. During the year ended December 31, 2022, we recognized $129,929 of the debt discount into interest expense as well as expensed an additional $260,016 of interest expense on the note and made payments for interest of $281,684, leaving no accrued interest in the balance shown here.

[2]	On May 27, 2020 we received proceeds of $700,000 from DBR Capital, LLC, an entity controlled by a member of our Board of Directors, and entered into a convertible promissory note. The note is secured by collateral of the Company and its subsidiaries, .and certain Company shares pledged by non-affiliated shareholders. The note bears interest at 20% per annum, payable monthly, and the principal is due and payable on April 27, 2030. Per the original terms of the agreement the note was convertible into common stock at a conversion price of $0.01257 per share, which was amended on November 9, 2020 to reduce the conversion price to $0.007 per share. At inception we recorded a beneficial conversion feature and debt discount of $700,000. During the year ended March 31, 2021 we recognized $59,525 of the debt discount into interest expense as well as expensed an additional $118,616 of interest expense on the note, all of which was repaid during the period. During the nine months ended December 31, 2021 we recognized $52,954 of the debt discount into interest expense as well as expensed an additional $105,003 of interest expense on the note, of which $93,333 was repaid during the period, leaving $11,669 of accrued interest in the balance shown here. During the year ended December 31, 2022 we recognized $70,541 of the debt discount into interest expense as well as expensed an additional $140,004 of interest expense on the note and made payments for interest of $151,673, leaving no accrued interest in the balance shown here.

INVESTVIEW, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022 AND 2021

[3]	On November 9, 2020 we received proceeds of $1,300,000 from DBR Capital, LLC, an entity controlled by a member of our Board of Directors, and entered into a convertible promissory note. The note is secured by collateral of the Company and its subsidiaries, .and certain Company shares pledged by non-affiliated shareholders. The note bears interest at 38.5% per annum, made up of a 25% interest rate per annum and a facility fee of 13.5% per annum, payable monthly beginning February 1, 2021, and the principal is due and payable on April 27, 2030. Per the terms of the agreement the note is convertible into common stock at a conversion price of $0.007 per share. At inception we recorded a beneficial conversion feature and debt discount of $1,300,000. During the year ended March 31, 2021 we recognized $53,414 of the debt discount into interest expense as well as expensed an additional $198,601 of interest expense on the note, all of which was repaid during the period. During the nine months ended December 31, 2021 we recognized $103,067 of the debt discount into interest expense as well as expensed an additional $375,372 of interest expense on the note, of which $333,667 was repaid during the period, leaving $41,706 of accrued interest in the balance shown here. During the year ended December 31, 2022 we recognized $137,297 of the debt discount into interest expense as well as expensed an additional $500,496 of interest expense on the note and made payments for interest of $542,203, leaving no accrued interest in the balance shown here.

[4]	On December 15, 2020 we received proceeds of $154,000 from Wealth Engineering, an entity controlled by former members of our management team and Board of Directors, and entered into a promissory note for $600,000. The term of the note required monthly repayments of $20,000 per month for 30 months. At inception we recorded a debt discount of $446,000 representing the difference between the cash received and the total amount to be repaid. During the year ended March 31, 2021 we recognized $51,838 of the debt discount into interest expense and made four monthly repayments totaling $80,000. During the nine months ended December 31, 2021 we recognized $134,485 of the debt discount into interest expense and made nine monthly repayments totaling $180,000. During the year ended December 31, 2022 we recognized $259,678 of the debt discount into interest expense and made a payment of $340,000 to pay the note in full.

[5]	Effective March 30, 2021 we restructured a $1,000,000 promissory note with $200,000 of accrued interest, along with a $350,000 short-term advance, with Joseph Cammarata, our then Chief Executive Officer. The new note had a principal balance of $1,550,000, was given a 5% interest rate, and was convertible at $0.02 per share. As a result of the fixed conversion price we recorded a beneficial conversion feature and debt discount of $1,550,000, which was equal to the face value of the note. During the year ended March 31, 2021 we recognized $4,247 of the debt discount into interest expense as well as expensed $212 of interest expense on the new debt. Effective September 21, 2021 we entered into an amendment to the note to extend the due date to September 30, 2022, allow for partial conversions, and change the conversion price to $0.008 per share. As the terms of the note changed substantially, we accounted for the amendment as an extinguishment and new note. Through September 21, 2021 we recognized $738,904 of the initial debt discount into interest expense, removed $806,849 of the remaining debt discount from the books, recorded a beneficial conversion feature due to the fixed conversion price and a debt discount of $1,550,000, which was equal to the face value of the amended note, and recorded a net $743,151 into additional paid in capital as a gain due to the extinguishment transaction being between related parties and thus a capital transaction (see NOTE 9). From September 21, 2021, the date of the amendment and through December 31, 2021 we recognized $418,583 of the $1,550,000 debt discount into interest expense. Also, during the nine months ended December 31, 2021 we expensed $57,874 of interest expense on the debt, resulting in an accrued interest balance of $58,086 as of December 31, 2021. From January 1, 2022 through March 30, 2022, the date the note was repaid, we recognized $166,576 of the debt discount into interest expense. Upon repayment of the loan, we recognized the remaining debt discount of $964,841 into interest expense. Also, during the year ended December 31, 2022 we expensed $19,626 of interest expense on the note and made a payment to pay the note and accrued interest in full. During February 2022, we provided 30 days’ notice of our intent to retire and repay the Cammarata Note in cash. Having not timely received a properly executed conversion notice within the proscribed period and citing certain breaches of Mr. Cammarata’s fiduciary duty to us, as well as damages incurred by us arising from Mr. Cammarata’s legal proceedings, on March 30, 2022, we tendered to Mr. Cammarata cash payment in full for the Cammarata Note. As of the date of this filing, Mr. Cammarata has not yet accepted our tender of the cash payment, and instead has asserted his entitlement to exercise his right to convert the Cammarata Note into our common shares. At September 30, 2022, we canceled the $1.6 million check issued to Mr. Cammarata and recorded the amount due in accrued liabilities.

INVESTVIEW, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022 AND 2021

[6]	On March 22, 2021, we entered into Securities Purchase Agreements to purchase 100% of the operating assets of SSA Technologies LLC, an entity that owns and operates a FINRA-registered broker-dealer. SSA is controlled and partially owned by Joseph Cammarata, our former Chief Executive Officer. Commencing upon execution of the agreements and through the closing of the transactions, we agreed to provide certain transition service arrangements to SSA. In connection with the transactions, we entered into a Working Capital Promissory Note with SSA under which SSA was to have advanced to us up to $1,500,000 before the end of 2021; however, SSA has only provided advances of $1,200,000 to date. The note bears interest at the rate of 0.11% per annum therefore we recognized $607 worth of interest expense on the loan during the nine months ended December 31, 2021. The note was due and payable by January 31, 2022; however, has not yet been repaid as we consider our legal options in light of SSA’s failure to complete its funding obligations. During the year ended December 31, 2022 we recorded interest expense of $1,320 on the note. The note was to have been secured by the pledge of 12,000,000 shares of our common stock; however, it remains unsecured as the pledge of shares was not implemented at the closing of the loan.

In addition to the above related party debt transactions that were outstanding as of December 31, 2022 and December 31, 2021, during the nine months ended December 31, 2021 we obtained a short-term advance of $100,000 from Wealth Engineering, an entity controlled by Mario Romano and Annette Raynor, former members of our management team and Board of Directors. The advance was repaid in full during the nine months ended December 31, 2021.

Other Related Party Arrangements

During the year ended December 31, 2022, we entered into a Separation and Release Agreement (the “Separation Agreements”) with Mario Romano and Annette Raynor, two of the Company’s founders and former members of management and the Board of Directors, and Wealth Engineering, LLC, an affiliate of Mr. Romano and Ms. Raynor. Under the Separation Agreements, Mr. Romano and Ms. Raynor resigned their positions as officers and directors of the Company effective immediately upon execution of the Separation Agreements as they each transitioned to the roles of strategic advisors to the Company. In conjunction with the Separation Agreements Mr. Romano and Ms. Raynor forfeited 75,000,000 shares each, which were returned to the Company and cancelled, and we repurchased a total of 43,101,939 shares from Mr. Romano and Ms. Raynor in exchange for cash of $1,724,008, which was paid to federal and state taxing authorities on behalf of Wealth Engineering, LLC as payment for the estimated federal and state taxes that Wealth Engineering, LLC may be subject to in connection with the vesting of 63,333,333 Company restricted shares that vested on July 22, 2021 (see NOTE 9).

During the year ended December 31, 2022, we recorded 69,833,334 shares as forfeited as a result of 1) our Chief Financial Officer returning 1,300,000 shares to the Company prior to their vesting date and 2) our senior management team and board of directors unanimously agreeing to surrender and terminate an aggregate of 68,533,334 outstanding unvested restricted shares and 218,500,000 ungranted shares in exchange for the issuance of options to purchase 360,416,665 shares (see NOTE 9).

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

During the nine months ended December 31, 2021, DBR Capital elected to contribute 77,000 ndau coins to us. These coins were valued as of the day of receipt at $1,185,821 and are recorded as an addition to Additional Paid in Capital (see NOTE 9). The contribution of these coins to the Company by DBR Capital was in recognition of the recent reorganization of the executive management team and Board of Directors of Investview, and to avoid the appearance of any potential conflicts of interest associated with the marketing and distribution arrangement DBR Capital has with Oneiro. DBR Capital further renounced and assigned to the Company for its discretionary use, its rights in and to any further performance fees related to ndau sales by Oneiro to the Company for so long as Mr. Rothrock remains either an executive officer or director of the Company.

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

INVESTVIEW, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022 AND 2021

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

During the nine months ended December 31, 2021 we sold cryptocurrency packages to related parties for gross proceeds of $1,000 to Gravitas and we paid related parties $2,289,969 worth of commissions on the sales of our products. Of the $2,289,969 in commissions, $1,750,860 was paid to TFU, $200,947 was paid to Fidelis Funds, $311,163 was paid to Marketing Mavens, LLC, an entity owned by the spouse of Annette Raynor, and $27,000 was paid to the children of Mario Romano and Annette Raynor. Also, during the nine months ended December 31, 2021, we paid consulting fees to Wealth Engineering, LLC, an entity owned by Mario Romano and Annette Raynor, of $245,450, and made dividend payments to the children of Mario Romano of $4,323. We also paid expenses of MPower in the amounts of $251,405 and $197,523, respectively, under the terms of the Securities Purchase Agreement entered into on March 22, 2021 and we closed on the acquisition of MPower’s net assets on September 3, 2021. We also recorded 59,999,999 shares as forfeited as a result of 1) our Chief Accounting Officer returning 6,666,666 shares to the Company prior to their vesting date and 2) Joseph Cammarata, Mario Romano, and Annette Raynor, three former members of our management team and Board of Directors, that resigned from their positions with the Company; thus losing their rights to 53,333,333 shares that were to have vested upon the annual anniversaries of their award grant date, had they still been directors at such a date. As a result of the forfeitures, we reversed previously recognized compensation cost of $163,982 during the nine months ended December 31, 2021. Also, during the nine months ended December 31, 2021, 12,998,630 shares were surrendered by members of our then Board of Directors in exchange for our agreement to cover $519,945 in tax withholdings (see NOTE 9). During the twelve-months ended December 31, 2022, 5,000,000 shares were surrendered by a member of our iGenius leadership team in exchange for our agreement to cover $46,720 in tax withholdings.

NOTE 6 – DEBT

Our debt consisted of the following:

	December 31, 2022	December 31, 2021
Loan with the U.S. Small Business Administration dated 4/19/20 [1]	$543,237	$531,798
Long term notes for APEX lease buyback [2]	7,925,166	10,870,861
Total debt	8,468,403	11,402,659
Less: Current portion	2,938,757	2,947,013
Debt, long term portion	$5,529,646	$8,455,646

[1]	In April 2020 we received proceeds of $500,000 from a loan entered into with the U.S. Small Business Administration. Under the terms of the loan interest is to accrue at a rate of 3.75% per annum and installment payments of $2,437 monthly will begin twelve months from the date of the loan, with all interest and principal due and payable thirty years from the date of the loan. During the year ended December 31, 2022 and the nine months ended December 31, 2021 we recorded $18,750 and $14,127 worth of interest on the loan, respectively. During the year ended December 31, 2022 we also made repayments on the loan of $7,311.

[2]	In November of 2020 we entered into notes with third parties for $19,089,500 in exchange for the cancellation of APEX leases previously entered into, which resulted in our purchase of all rights and obligations under the leases. We agreed to settle a portion of the debt during the year ended March 31, 2021, at a discount to the original note terms offered, by making lump sum payments, issuing 48,000,000 shares of our common stock, issuing 49,418 shares of our preferred stock, and issuing cryptocurrency. The remaining notes are all due December 31, 2024 and have fixed monthly payments that are equal to 75% of the face value of the note, divided by 48 months. The monthly payments began the last day of January 2021 and continue until December 31, 2024 when the last monthly payment will be made, along with a balloon payment equal to 25% of the face value of the note, to extinguish the debt. During the nine months ended December 31, 2021 we repaid a portion of the debt with cash payments of $892,583 and issuances of cryptocurrency valued at $3,036,701. During the year ended December 31, 2022 we repaid a portion of the debt with cash payments of $965,906 and issuances of cryptocurrency valued at $1,979,789.

INVESTVIEW, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022 AND 2021

NOTE 7 – DERIVATIVE LIABILITY

During the year ended December 31, 2022 and the nine months ended December 31, 2021, we had the following activity in our derivative liability account:

Total
Derivative liability at March 31, 2021	$307,067
Derivative liability recorded on new instruments (see NOTE 9)	127,520
Derivative extinguished with warrant exercise (see NOTE 9)	(12,285)
Change in fair value	(352,931)
Derivative liability at December 31, 2021	69,371
Change in fair value	(44,945)
Derivative liability at December 31, 2022	$24,426

We use the binomial option pricing model to estimate fair value for those instruments convertible into common stock, at inception, at conversion or settlement date, and at each reporting date. During the year ended December 31, 2022 and the nine months ended December 31, 2021, the assumptions used in our binomial option pricing model were in the following range:

	Year Ended December 31, 2022	Nine Months Ended December 31, 2021
Risk free interest rate	2.99 - 2.99%	0.79% - 1.26%
Expected life in years	2.58 - 3.50	3.58 – 5.00
Expected volatility	145% - 155%	201% - 260%

NOTE 8 – OPERATING LEASE

In August 2019 we entered an operating lease for office space in Eatontown, New Jersey (the “Eatontown Lease”), in May 2021 we entered an operating lease for office space in Conroe, Texas (the “Conroe Lease”), in July 2021 we entered an operating lease for office space in Wyckoff, New Jersey (the “Wyckoff Lease”), and in September 2021 we acquired an operating lease for office space in Haverford, Pennsylvania (the “Haverford Lease”) in connection with the MPower acquisition (See NOTE 12).

At commencement of the Eatontown Lease, right-of-use assets obtained in exchange for new operating lease liabilities amounted to $110,097. The three-year lease term of the Eatontown Lease was extended on a month-to-month basis commencing August 1, 2022. Under the lease, we are obligated to pay twelve monthly installments to cover an annual utility charge of $1.75 per rentable square foot for electric usage within the demised premises. As the lessor has the right to digitally meter and charge us accordingly, these payments were deemed variable and will be expensed as incurred. During the twelve months ended December 31, 2022, the variable lease costs amounted to $3,325.

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

At date of acquisition of the Haverford lease, right-of-use assets and lease liabilities obtained amounted to $125,522 and $152,961, respectively. The term of the Haverford lease was extended through December 2024. At the extension of the Haverford Lease, right-of-use assets obtained in exchange for new operating lease liabilities amounted to $172,042.

Operating lease expense was $232,680 for the twelve months ended December 31, 2022. Operating cash flows used for the operating leases during the twelve months ended December 31, 2022 was $263,220. As of December 31, 2022, the weighted average remaining lease term was 1.64 years and the weighted average discount rate was 12%.

Future minimum lease payments under non-cancellable leases as of December 31, 2021were as follows:

2023	$149,654
2024	102,900
Total	252,554
Less: Interest	(24,896)
Present value of lease liability	227,658
Operating lease liability, current [1]	(148,226)
Operating lease liability, long term	$79,432

[1]	Represents lease payments to be made in the next 12 months.

INVESTVIEW, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022 AND 2021

NOTE 9 – STOCKHOLDERS’ EQUITY

Preferred Stock

We are authorized to issue up to 50,000,000 shares of preferred stock with a par value of $0.001 and our board of directors has the authority to issue one or more classes of preferred stock with rights senior to those of common stock and to determine the rights, privileges, and preferences of that preferred stock.

Our Board of Directors approved the designation of 2,000,000 of the Company’s shares of preferred stock as Series B Cumulative Redeemable Perpetual Preferred Stock (“Series B Preferred Stock”), each with a stated value of $25 per share. Our Series B Preferred Stockholders are entitled to 500 votes per share and are entitled to receive cumulative dividends at the annual rate of 13% per annum of the stated value, equal to $3.25 per annum per share. The Series P Preferred Stock is redeemable at our option or upon certain change of control events.

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

During the nine months ended December 31, 2021 we sold 98,875 units for a total of $2,471,875: 97,669 units for cash proceeds of $2,441,725 and 1,206 units for bitcoin proceeds of $30,150. In conjunction with the sale of the units we issued 98,875 shares of Series B Preferred Stock and granted 494,375 warrants during the period. During the year ended December 31, 2022 no units were sold under the offering and no preferred stock was issued.

As of December 31, 2022 and 2021, we had 252,192 shares of preferred stock issued and outstanding.

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

During the year ended December 31, 2022 we recorded $819,340 for the cumulative cash dividends due to the shareholders of our Series B Preferred Stock. We made payments of $626,784 in cash and issued $175,631 worth of cryptocurrency to reduce the amounts owing. As a result, we recorded $236,630 as a dividend liability on our balance sheet as of December 31, 2022.

Common Stock Transactions

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

During the nine months ended December 31, 2021 we cancelled 59,999,999 shares that had been issued but were forfeited by choice or as a result of certain forfeiture conditions (see NOTE 5). As a result of the forfeiture, we decreased common stock by $60,000 and increased additional paid in capital by the same. Also, during the nine months ended December 31, 2021, we repurchased 12,998,630 shares from members of our then Board of Directors in exchange for cash of $519,945 to pay for tax withholdings (see NOTE 5) and repurchased 16,854,578 shares in exchange for cash of $674,183 to pay for tax withholdings.

INVESTVIEW, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022 AND 2021

During the year ended December 31, 2022, we recognized a total of $391,279 in stock-based compensation based on grant date fair values and vesting terms of awards granted in prior periods. We also cancelled 219,833,334 shares that had been issued but were forfeited by choice or as a result of certain forfeiture conditions (see NOTE 5). As a result, we decreased common stock by $219,833, and increased additional paid in capital by the same. Also, during the year ended December 31, 2022, we repurchased 43,101,939 shares from members of our then Board of Directors in exchange for cash of $1,724,009 to pay for tax withholdings (see NOTE 5) and repurchased 5,000,000 shares in exchange for cash of $46,720 to pay for tax withholdings.

As of the date of this filing, 33,333,333 shares of common stock forfeited during the nine-month period ended December 31, 2021 had not yet been physically cancelled due to administrative delays. All forfeited shares have been deemed cancelled as of June 30, 2022.

As of December 31, 2022 and 2021, we had 2,636,275,489 and 2,904,210,762 shares of common stock issued and outstanding, respectively.

Options

During the year ended December 31, 2022, we undertook to restructure unvested incentive equity awards previously granted to our senior leadership team. The Company’s senior management team and board of directors unanimously agreed to surrender and terminate an aggregate of 68,533,334 outstanding unvested restricted shares and 218,500,000 ungranted shares in exchange for the issuance of options to purchase 360,416,665 shares, vesting in equal amounts over a five-year period, at an exercise price of $0.05 per share, with a seven-year life. The third-party valuation firm we engaged to value these options utilized the Black Scholes Model to value these options and the expense related to these options is being recognized over their vesting terms. Total stock compensation expense related to the options for the year ended December 31, 2022, was $2,392,866.

Warrants

During the nine months ended December 31, 2022 and 2021 we granted 0 and 494,375 warrants in conjunction with our Unit Offering, which were valued at $0 and $127,520, respectfully. The warrants are classified as a derivative liability on our balance sheet in accordance with ASC 480, Distinguishing Liabilities from Equity, based on the warrants terms that indicate a fundamental transaction could give rise to an obligation for us to pay cash to our warrant holders (see NOTE 7). Transactions involving our warrants are summarized as follows:

		Weighted
	Number of	Average
	Shares	Exercise Price
Warrants outstanding at March 31, 2021	766,585	$0.10
Granted	494,375	$0.10
Canceled/Expired	-	$-
Exercised	(82,640)	$(0.10)
Warrants outstanding at December 31, 2021	1,178,320	$0.10
Granted	-	$-
Canceled/Expired	-	$-
Exercised	-	$-
Warrants outstanding at December 31, 2022	1,178,320	$0.10

Details of our warrants outstanding as of December 31, 2022 is as follows:

Exercise Price	Warrants Outstanding	Warrants Exercisable	Weighted Average Contractual Life (Years)
$0.10	1,178,320	1,178,320	3.14

INVESTVIEW, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022 AND 2021

Class B Units of Investview Financial Group Holdings, LLC

As of December 31, 2022 and 2021, there were 565,000,000 Units of Class B Investview Financial Group Holdings, LLC issued and outstanding. These units were issued as consideration for the purchase of operating assets and intellectual property rights of MPower, a company controlled and partially owned by David B. Rothrock and James R. Bell, two of our board members (see NOTE 12). The Class B Redeemable Units have no voting rights but can be exchanged at any time, within 5 years from the date of issuance, for 565,000,000 shares of our common stock on a one-for-one basis and are subject to significant restrictions upon resale through 2025 under the terms of a lock up agreement entered into as part of the purchase agreement. In order to properly account for the purchase transaction on the Company’s financial statements, we were required by applicable financial reporting standards to value the Class B Units issued to MPower in the transaction as of the closing date of the MPower sale transaction (September 3, 2021). For these accounting purposes, we concluded that the “fair value” of the consideration for financial accounting purposes, at the if-converted market value of the underlying common shares was $58.9 million, based on the closing market price of $0.1532 on the closing date of September 3, 2021, as discounted from $86.6 million by 32% (or $27.7 million) to reflect the significant lock up period. The “fair value” valuation of the Class B Units, however, was completed relying on a certain set of methodologies that are accepted for accounting purposes and is not necessarily indicative of the “fair market value” that may be implied relative to such Units in a commercial transaction not governed by financial reporting standards. In particular, the methodology used to value the Class B Units at their “fair value” did not take into account any blockage discounts that may otherwise apply after the expiration of the lock-up period in 2025; while other valuation methodologies, not bound by financial reporting codifications, would possibly determine that the blockage discount associated with the resale of 565 million shares after the expiration of the lock-up period, into a marketplace that has limited market liquidity, could possibly have a material downward influence on the valuation.

NOTE 10 – COMMITMENTS AND CONTINGENCIES

Litigation

In the ordinary course of business, we may be, or have been, involved in legal proceeding. During the year ended December 31, 2022 we were not involved in any material legal proceedings, however, during November 2021 we received a subpoena from the United States Securities and Exchange Commission (“SEC”) for the production of documents. We have reason to believe that the focus of the SEC’s inquiry involves whether certain federal securities laws were violated in connection with, among other things, the offer and sale of cryptocurrency products and the operation of our subscription-based multi-level marketing business now known as iGenius. In the subpoena, the SEC advised that the investigation does not mean that the SEC has concluded that we or anyone else has violated federal securities laws and or any other law. We believe that we have complied at all times with the federal securities laws. However, we are aware of the evolving SEC commentary and rulemaking process relative to the characterization of cryptocurrency products under federal securities laws that is sweeping through a large number of businesses that operate within the cryptocurrency sector. We intend to cooperate fully with the SEC’s investigation and will continue to work with outside counsel to review the matter.

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

We issued a promissory note to our former Chief Executive Officer, Joseph Cammarata, which, following certain modifications, on or about March 30, 2021, was restated in the principal amount of $1,550,000 (the “Cammarata Note”). Although not originally convertible, as per the March 30, 2021, amendment, the Cammarata Note became convertible at $0.02 per share, Thereafter, effective September 21, 2021, and following another modification, the conversion price under the Cammarata Note was reduced to $0.008 per share. During February 2022, we provided 30 days’ notice of our intent to retire and repay the Cammarata Note in cash. Having not timely received a properly executed conversion notice within the proscribed period and citing certain breaches of Mr. Cammarata’s fiduciary duty to us, as well as damages incurred by us arising from Mr. Cammarata’s ongoing legal proceedings, on or about March 31, 2022, we tendered to Mr. Cammarata cash payment in full for the Cammarata Note. As of the date of this Report, Mr. Cammarata has not accepted our tender of the cash payment, and instead has asserted his entitlement to exercise his right to convert the Cammarata Note into our common shares. Although we believe that our cash tender was appropriate under the terms of the Cammarata Note and our claims for damages by Mr. Cammarata have merit, if Mr. Cammarata elects to challenge our cash tender in a court proceeding, and if we are unable to sustain our legal position on the matter, Mr. Cammarata could receive up to approximately 203 million shares of our common stock upon conversion of the Cammarata Note.

INVESTVIEW, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022 AND 2021

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

NOTE 11 – INCOME TAXES

Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. The Company used an effective tax rate of 21% when calculating the deferred tax assets and liabilities and income tax provision below.

The Company’s income (loss) before income taxes were broken down as follows:

	Year Ended December 31, 2022	Nine Months Ended December 31, 2021
Domestic	$(12,618,389)	$(28,278,452)
Foreign	-	(86,141)
Total Income (loss) before income taxes	$(12,618,389)	$(28,364,593)

The Company’s tax provision (benefit) as of December 31, 2022 and 2021 is summarized as follows:

	December 31, 2022	December 31, 2021
Current
Federal	$52,167	$797,827
State	274,388	10,000
Foreign	-	-
Total current income tax expense	326,555	807,827

Total income tax expense	$326,555	$807,827

Net deferred tax assets consist of the following components as of December 31, 2022 and 2021:

	December 31, 2022	December 31, 2021
Deferred tax assets
NOL carryover	$4,446,991	$3,029,286
Amortization	1,809,500	416,195
Other accruals	821,594	325,049
Investment in partnership	11,029,258	15,485,830
Deferred tax liabilities
Depreciation	(1,734,211)	(2,004,863)
Valuation allowance	(16,373,132)	(17,251,497)
Net deferred tax liability	$-	$-

INVESTVIEW, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022 AND 2021

The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate to pretax income from continuing operations for the year ended December 31, 2022 and the nine months ended December 31, 2021, due to the following:

	Year ended December 31, 2022	Nine months ended December 31, 2021
Income taxes at statutory rate	$(2,649,862)	$(5,956,565)
State taxes – net of federal benefit	216,767	7,900
Valuation allowance	1,813,044	6,942,273
Gain on settlement from debt discount and derivative liability	-	(74,116)
Stock based compensation	(13,604)	(903,800)
Interest	556,568	478,546
Other	403,642	313,589
Total income tax provision (benefit)	$326,555	$807,827

At December 31, 2022 and December 31, 2021, we had net operating loss carryforwards of approximately $4.4 million (tax effected) and $3.0 million (tax effected), portions of which will begin to expire in 2025. Utilization of some of the federal and state net operating losses carryforwards are subject to annual limitations due to the “change in ownership” provisions of the Internal Revenue Code of 1986 and similar state provisions. The annual limitations may result in the expiration of net operating losses before utilization.

The Company will recognize interest accrued related to unrecognized tax benefits as interest expense and penalties as a component of operating expenses. As of December 31, 2022 and 2021, the Company had no accrued interest and penalties related to uncertain tax positions and no amounts have been recognized in the Company’s statements of operations.

The Company is required to file income tax returns in various States. The Company is subject to income tax examinations by federal and state taxing authorities. The taxable years that are open under federal and state statute of limitations are 2018 through 2022. Due to net operating loss carryforwards that remain unutilized, such loss carryforwards remain subject to review until utilized.

NOTE 12 – ACQUISITION & NONCONTROLLING INTEREST IN SUBSIDIARY

On March 22, 2021, we entered into a Securities Purchase Agreement to purchase the operating assets and intellectual property rights of MPower, a company controlled and partially owned by David B. Rothrock and James R. Bell, two of our board members, in exchange for 565,000,000 nonvoting Class B Units of Investview Financial Group Holdings, LLC (“Units”). This acquisition closed on September 3, 2021, and we acquired an office lease, furniture and fixtures, and Prodigio, a proprietary software-based trading platform with applications in the brokerage industry. The Units can be exchanged at any time, within 5 years from the date of issuance, for 565,000,000 shares of our common stock on a one-for-one basis and are subject to a 44 month lock up period. The “fair value” of the consideration, as determined for our accounting purposes, at the if-converted market value of the common shares was $58.9 million based on the closing market price of $0.1532 on the closing date of September 3, 2021, as discounted from $86.6 million by 32% (or $27.7 million) to reflect the significant lock up period. The “fair value” valuation of the Class B Units, however, was completed relying on a certain set of methodologies that are accepted for accounting purposes and is not necessarily indicative of the “fair market value” that may be implied relative to such Units in a commercial transaction not governed by financial reporting standards. In particular, the methodology used to value the Class B Units at their “fair value” did not take into account any blockage discounts that may otherwise apply after the expiration of the lock-up period in 2025; while other valuation methodologies, not bound by financial reporting codifications, would possibly determine that the blockage discount associated with the resale of 565 million shares after the expiration of the lock-up period, into a marketplace that has limited market liquidity, could possibly have a material downward influence on the valuation.

The Company determined that as of the date of the acquisition, the fair value of the Prodigio Trading Platform software was $7.2 million. The difference between the value of the software asset and the consideration issued was driven by an increase in the valuation of the Class B Units between the execution of the original Securities Purchase Agreement in March 2021 which set the number of units to be issued as consideration and the closing of the transaction in September 2021, as well as the software’s lack of revenue generation and a readily available path to monetization through synergies with a broker-dealer partner. Accordingly, the Company recorded a non-cash loss on acquisition of $51.6 million during the nine months ended December 31, 2021, as illustrated below.

Purchase price (fair value of Units)	$58,859,440
Intangible asset (Prodigio software)	7,240,000
Loss on asset acquisition	$51,619,440

During the year ended December 31, 2022 we impaired the intangible asset of $7,240,000 due to questions regarding the recoverability of the asset value (see NOTE 2).

NOTE 13 – SUBSEQUENT EVENTS

Subsequent to December 31, 2022, we issued 230 shares of common stock as a result of warrants exercised.

In accordance with ASC Topic 855, Subsequent Events, we have evaluated subsequent events through the date of this filing and have determined that there are no additional subsequent events that require disclosure.

