Form 10-Q
period 2023-03-31
Investview, Inc.
filed 2023-05-12
CIK 862651

U.S. Securities and Exchange Commission

Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED

March 31, 2023

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

Haverford, Pennsylvania, 19041

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of May 12, 2023, there were 2,636,275,719 shares of common stock, $0.001 par value, outstanding.

INVESTVIEW, INC.

Form 10-Q for the Three Months Ended March 31, 2023

PART I – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

INVESTVIEW, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March, 31	December, 31
	2023	2022
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$19,234,285	$20,467,256
Restricted cash, current	611,973	781,537
Prepaid assets	1,022,690	366,561
Receivables	1,604,151	1,255,542
Inventory	177,765	249,480
Income tax paid in advance	450,870	535,932
Other current assets	2,079,548	2,360,957
Total current assets	25,181,282	26,017,265

Fixed assets, net	8,154,508	8,508,274

Other assets:
Restricted cash, long term	-	240,105
Other restricted assets, long term	121,110	113,139
Operating lease right-of-use asset	179,561	223,692
Deposits	2,668,585	473,598
Total other assets	2,969,256	1,050,534

Total assets	$36,305,046	$35,576,073

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued liabilities	$4,575,328	$4,608,786
Payroll liabilities	80,038	197,300
Income tax payable	250,603	240,603
Customer advance	60,388	96,609
Deferred revenue	2,689,636	2,074,574
Derivative liability	15,667	24,426
Dividend liability	234,323	236,630
Operating lease liability, current	131,633	148,226
Related party debt, net of discounts, current	1,202,257	1,201,927
Debt, net of discounts, current	2,938,757	2,938,757
Total current liabilities	12,178,630	11,767,838

Operating lease liability, long term	74,355	79,432
Related party debt, net of discounts, long term	907,866	824,581
Debt, net of discounts, long term	4,797,921	5,529,646
Total long term liabilities	5,780,142	6,433,659

Total liabilities	17,958,772	18,201,497

Commitments and contingencies	-	-

Stockholders’ equity (deficit):
Preferred stock, par value: $0.001; 50,000,000 shares authorized, 252,192 and 252,192 issued and outstanding as of March 31, 2023 and December 31, 2022, respectively	252	252
Common stock, par value $0.001; 10,000,000,000 shares authorized; 2,636,275,719 and 2,636,275,489 shares issued and outstanding as of March 31, 2023 and December 31, 2022, respectively	2,636,275	2,636,275
Additional paid in capital	105,119,385	104,350,746
Accumulated other comprehensive income (loss)	(23,218)	(23,218)
Accumulated deficit	(89,386,420)	(89,589,479)
Total stockholders’ equity (deficit)	18,346,274	17,374,576

Total liabilities and stockholders’ equity (deficit)	$36,305,046	$35,576,073

The accompanying notes are an integral part of these condensed consolidated financial statements.

INVESTVIEW, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND OTHER COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three Months Ended March 31,
	2023	2022

Revenue:
Subscription revenue, net of refunds, incentives, credits, and chargebacks	$11,192,111	$13,730,670
Mining revenue	2,070,819	3,576,973
Cryptocurrency revenue	280,300	440,416
Mining equipment repair revenue	23,378	-
Total revenue, net	13,566,608	17,748,059

Operating costs and expenses:
Cost of sales and service	1,877,928	1,830,341
Commissions	6,529,093	7,383,688
Selling and marketing	252,434	11,754
Salary and related	1,924,197	1,215,263
Professional fees	493,884	978,975
Loss (gain) on disposal of assets	20,270	(24,300)
General and administrative	2,076,430	2,067,816
Total operating costs and expenses	13,174,236	13,463,537

Net income (loss) from operations	392,372	4,284,522

Other income (expense):
Gain (loss) on fair value of derivative liability	8,756	(23,843)
Realized gain (loss) on cryptocurrency	242,572	(182,789)
Interest expense	(4,623)	(4,623)
Interest expense, related parties	(308,744)	(1,719,465)
Other income (expense)	172,623	31,227
Total other income (expense)	110,584	(1,899,493)

Income (loss) before income taxes	502,956	2,385,029
Income tax expense	(95,062)	(6,000)

Net income (loss)	407,894	2,379,029

Dividends on Preferred Stock	(204,835)	(204,835)

Net income (loss) applicable to common shareholders	$203,059	$2,174,194

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	$-	380
Total other comprehensive income (loss)	-	380
Comprehensive income (loss)	$407,894	$2,379,409

Basic income (loss) per common share	$0.00	$0.00
Diluted income (loss) per common share	$0.00	$0.00

Basic weighted average number of common shares outstanding	2,636,275,719	2,723,982,285
Diluted weighted average number of common shares outstanding	3,672,704,290	3,760,410,856

The accompanying notes are an integral part of these condensed consolidated financial statements.

INVESTVIEW, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

THREE MONTHS ENDED MARCH 31, 2023 AND 2022

(Unaudited)

						Accumulated
					Additional	Other
	Preferred stock		Common stock		Paid in	Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Total

Balance, December 31, 2021	252,192	$252	2,904,210,762	$2,904,211	$101,883,573	$(23,000)	$(75,825,195)	$28,939,841
Common stock issued for services and other stock based compensation	-	-	-	-	255,163	-	-	255,163
Common stock repurchased from related parties	-	-	(43,101,939)	(43,102)	(1,680,906)	-	-	(1,724,008)
Common stock cancelled	-	-	(150,000,000)	(150,000)	150,000	-	-	-
Dividends	-	-	-	-	-	-	(204,835)	(204,835)
Foreign currency translation adjustment	-	-	-	-	-	380	-	380
Net income (loss)	-	-	-	-	-	-	2,379,029	2,379,029
Balance, March 31, 2022	252,192	$252	2,711,108,823	$2,711,109	$100,607,830	$(22,620)	$(73,651,001)	$29,645,570

Balance, December 31, 2022	252,192	$252	2,636,275,489	$2,636,275	$104,350,746	$(23,218)	$(89,589,479)	$17,374,576
Common stock issued for services and other stock based compensation	-	-	-	-	768,613	-	-	768,613
Warrant Exercise	-	-	230	-	23	-	-	23
Derivative liability extinguished with warrant exercise	-	-	-	-	3	-	-	3
Dividends	-	-	-	-	-	-	(204,835)	(204,835)
Net income (loss)	-	-	-	-	-	-	407,894	407,894
Balance, March 31, 2023	252,192	$252	2,636,275,719	$2,636,275	$105,119,385	$(23,218)	$(89,386,420)	$18,346,274

The accompanying notes are an integral part of these condensed consolidated financial statements.

INVESTVIEW INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$407,894	$2,379,029
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	971,526	909,955
Amortization of debt discount	83,285	1,474,380
Stock issued for services and other stock based compensation	768,613	255,163
Lease cost, net of repayment	22,461	(8,001)
(Gain) loss on disposal of fixed assets	20,270	(24,300)
(Gain) loss on fair value of derivative liability	(8,756)	23,843
Realized (gain) loss on cryptocurrency	(242,572)	182,789
Changes in operating assets and liabilities:
Receivables	(348,609)	126,087
Inventory	51,445	(55,570)
Prepaid assets	(656,129)	(30,216)
Income tax paid in advance	85,062	-
Other current assets	(26,359)	(933,540)
Deposits	(2,194,987)	-
Accounts payable and accrued liabilities	(150,720)	(655,087)
Income tax payable	10,000	(1,311)
Customer advance	(36,221)	173,731
Deferred revenue	615,062	5,055
Deferred tax liability	-	-
Accrued interest	4,623	4,623
Accrued interest, related parties	225,459	245,085
Net cash provided by (used in) operating activities	(398,653)	4,071,715

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash received for the disposal of fixed assets	-	28,305
Cash paid for fixed assets	(617,760)	(6,016,210)
Net cash provided by (used in) investing activities	(617,760)	(5,987,905)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments for related party debt	(225,129)	(2,267,885)
Repayments for debt	(240,564)	(269,362)
Payments for share repurchase	-	(1,724,008)
Dividends paid	(160,557)	(156,821)
Proceeds from the exercise of warrants	23	-
Net cash provided by (used in) financing activities	(626,227)	(4,418,076)

Effect of exchange rate translation on cash	-	380

Net increase (decrease) in cash, cash equivalents, and restricted cash	(1,642,640)	(6,333,886)
Cash, cash equivalents, and restricted cash - beginning of period	21,488,898	32,616,906
Cash, cash equivalents, and restricted cash - end of period	$19,846,258	$26,283,020

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$232,440	$337,884
Income taxes	$-	$7,311
Non-cash investing and financing activities:
Cancellation of shares	$-	$150,000
Derivative liability extinguished with warrant exercise	$3	$-
Dividends declared	$204,835	$204,835
Dividends paid with cryptocurrency	$46,585	$36,735
Debt extinguished in exchange for cryptocurrency	$495,784	$495,518

The accompanying notes are an integral part of these condensed consolidated financial statements.

INVESTVIEW, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2023

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

INVESTVIEW, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2023

(Unaudited)

We also operate a blockchain technology business that provides leading-edge research, development, and FinTech services involving the management of digital asset technologies with a focus on Bitcoin mining and the new generation of digital assets. We currently own and manage nearly 5,000 next-generation Bitcoin application-specific integrated circuit (“ASIC”) miner machines, with over 99% of such machines being powered by renewable energy sources, mainly hydropower plants and geothermal. We are also developing new and more efficient ways to mine cryptocurrencies through innovations in hardware, firmware, and additional ways to develop and utilize renewable energy sources, to increase the hash rate, uptime, profitability, and overall ROI of our crypto currency mining operations.

Since 2021, we have attempted to develop a brokerage and financial markets business. This was originally designed to, among other things, commercialize on the proprietary trading platform we acquired in September 2021 from MPower Trading Systems, LLC (“MPower”), to take advantage of the market’s increasing acceptance and expansion of the ownership and use of digital currencies as an investable asset class, and to proactively respond to increasing regulatory scrutiny relative to cryptocurrency products. Towards that end, in March 2021, we agreed to acquire a brokerage firm owned by an affiliate of our former chief executive officer. However, having been unable to secure the requisite FINRA approval by the expiration of that agreement, we terminated the transaction on June 14, 2022, and have since then continued our search for alternative acquisitions within the brokerage industry. Further, until we are able to start this business, we recently elected to winddown the registration of a dormant investment advisor and commodity trading advisor we own as we concluded there to be no material benefit to retaining an interest in these regulated businesses until we are able to launch our broader-based financial services model.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Accounting

Our policy is to prepare our financial statements on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations (Regulation S-X) of the Securities and Exchange Commission (the “SEC”) and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the three months ended March 31, 2023, are not necessarily indicative of the operating results that may be expected for the filing of our December 31, 2023 Form 10-K. These unaudited condensed consolidated financial statements should be read in conjunction with the December 31, 2022 consolidated financial statements and notes thereto included in our Annual Report on Form 10-K.

Principles of Consolidation

The consolidated financial statements include the accounts of Investview, Inc., and our wholly owned subsidiaries: iGenius, LLC (formerly Kuvera, LLC), Apex Tek, LLC (formerly Razor Data, LLC), SAFETek, LLC (formerly WealthGen Global, LLC), United Games, LLC, United League, LLC, Investment Tools & Training, LLC, iGenius Global LTD (formerly Kuvera (N.I.) LTD), Investview Financial Group Holdings, LLC, Investview MTS, LLC, and MyLife Wellness Company. All intercompany transactions and balances have been eliminated in consolidation.

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

AS OF MARCH 31, 2023

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

Subsequent to June 2021 and prior to the closure of the Euro bank account in April 2022, we translated all transactions in our Euro bank account into USD and translated the ending bank balance into USD at the applicable exchange rate at period-end.

The following rates were used to translate the accounts of Kuvera France S.A.S. into USD for the following operating periods.

Three Months Ended March 31, 2022
Euro to USD	1.1219

Concentration of Credit Risk

Financial instruments that potentially expose us to concentration of credit risk include cash, accounts receivable, and advances. We place our cash and temporary cash investments with credit quality institutions. At times, such investments may be in excess of the FDIC insurance limit of $250,000. As of March 31, 2023 and December 31, 2022, cash balances that exceeded FDIC limits were $16,443,553 and $18,202,860, respectively. We have not experienced significant losses relating to these concentrations in the past.

Cash Equivalents and Restricted Cash

For purposes of reporting cash flows, we consider all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. As of March 31, 2023 and December 31, 2022, we had no highly liquid debt instruments.

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the balance sheet that sum to the total of the same such amounts shown in the statement of cash flows.

	March 31, 2023	December 31, 2022
Cash and cash equivalents	$19,234,285	$20,467,256
Restricted cash, current	611,973	781,537
Restricted cash, long term	-	240,105
Total cash, cash equivalents, and restricted cash shown on the statement of cash flows	$19,846,258	$21,488,898

Amount included in restricted cash represent funds required to be held in an escrow account by a contractual agreement and will be used for paying dividends to our Series B Preferred Stockholders.

Receivables

Receivables are carried at net realizable value, representing the outstanding balance less an allowance for doubtful accounts based on a review of all outstanding amounts. Management determines the allowance for doubtful accounts by regularly evaluating individual receivables and receivables are written off when deemed uncollectible. Recoveries of receivables previously written off are recorded when received. We had an allowance for doubtful accounts of $722,324 and $719,342 as of March 31, 2023 and December 31, 2022, respectively. A portion of our Receivables balance is for amounts held in reserve by our merchant processors for future returns and chargebacks. The amount held in reserve was $875,900 and $775,000 as of March 31, 2023 and December 31, 2022, respectively.

INVESTVIEW, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2023

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

Fixed assets were made up of the following at each balance sheet date:

	Estimated Useful Life (years)	March 31, 2023	December 31, 2022
Furniture, fixtures, and equipment	10	$76,716	$76,716
Computer equipment	3	12,869	12,869
Leasehold improvements	Remaining Lease Term	40,528	40,528
Data processing equipment	3	13,805,072	13,187,312
Mining repair tools and equipment	1	13,627	13,627
		13,948,812	13,331,052
Accumulated depreciation		(5,794,304)	(4,822,778)
Net book value		$8,154,508	$8,508,274

Total depreciation expense for the three months ended March 31, 2023 and 2022, was $971,526 and $909,955, respectively, all of which was recorded in our general and administrative expenses on our statement of operation.

Long-Lived Assets – Intangible Assets & License Agreement

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

We hold cryptocurrency-denominated assets and include them in our consolidated balance sheet as other assets. The value of our cryptocurrencies as of March, 31 2023 and December 31, 2022 were $2,200,658 ($2,079,548 current and $121,110 restricted long term) and $2,474,096 ($2,360,957 current and $113,139 restricted long term), respectively. Cryptocurrencies purchased or received for payment from customers are recorded in accordance with ASC 350-30 and cryptocurrencies awarded to the Company through its mining activities ($2,070,819 and $3,576,973 for the three months ended March, 31 2023 and 2022, respectively) are accounted for in connection with the Company’s revenue recognition policy. The use of cryptocurrencies is accounted for in accordance with the first in first out method of accounting. For the three months ended March, 31 2023 and 2022 we recorded realized gains (losses) on our cryptocurrency transactions of $242,572 and $(182,789), respectively.

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

INVESTVIEW, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2023

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

We evaluate the recoverability of long-lived assets based upon future net cash flows expected to result from the asset, including eventual disposition. Should impairment in value be indicated, the carrying value of intangible assets will be adjusted and an impairment loss is recorded equal to the difference between the asset’s carrying value and fair value or disposable value. During the three months ended March 31, 2023 and March 31, 2022 no impairment was recorded.

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

Our financial instruments consist of cash, accounts receivable and accounts payable, and debt. We have determined that the book value of our outstanding financial instruments as of March 31, 2023 and December 31, 2022, approximates the fair value due to their short-term nature or interest rates that approximate prevailing market rates.

Items recorded or measured at fair value on a recurring basis in the accompanying consolidated financial statements consisted of the following items as of March 31, 2023:

	Level 1	Level 2	Level 3	Total
Total Assets	$-	$-	$-	$-

Derivative liability	$-	$-	$15,667	$15,667
Total Liabilities	$-	$-	$15,667	$15,667

Items recorded or measured at fair value on a recurring basis in the accompanying consolidated financial statements consisted of the following items as of December 31, 2022:

	Level 1	Level 2	Level 3	Total
Total Assets	$-	$-	$-	$-

Derivative liability	$-	$-	$24,426	$24,426
Total Liabilities	$-	$-	$24,426	$24,426

INVESTVIEW, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2023

(Unaudited)

Revenue Recognition

Subscription Revenue

Most of our revenue is generated by subscription sales and payment is received at the time of purchase. We recognize subscription revenue in accordance with ASC 606-10 where revenue is measured based on a consideration specified in a contract with a customer and recognized when we satisfy the performance obligation specified in each contract. Our performance obligation is to provide services over a fixed subscription period; therefore, we recognize revenue ratably over the subscription period and deferred revenue is recorded for the portion of the subscription period subsequent to each reporting date. Additionally, we offer a designated trial period to first time subscription customers, during which a full refund can be requested if a customer does not wish to continue with the subscription. Revenues are deferred during the trial period as collection is not probable until that time has passed. Revenues are presented net of refunds, sales incentives, credits, and known and estimated credit card chargebacks. As of March 31, 2023 and December 31, 2022, our deferred revenues were $2,689,636 and $2,074,574, respectively.

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

Cryptocurrency Revenue

We generate revenue from the sale of cryptocurrency packages to our customers through an arrangement with third-party suppliers. The various packages included different amounts of coin with differing rates of returns and terms and, in some cases prior to January 2022, included a product protection option that allowed the purchaser to protect their initial purchase price. The protection allowed the purchaser to obtain 50% of their purchase price at five years or 100% of their purchase price at ten years. Both the coin and the protection option were delivered by third-party suppliers. During the fourth calendar quarter of 2021 we suspended any further offering of the protection program in connection with the sale of ndau after the third-party provider was unable to comply with our standard vendor compliance protocols, citing certain offshore confidentiality entitlements. That suspension has remained in place as we have been unable to further validate the continued integrity of the protection program and the vendor’s ability to honor its commitments to our members.

We recognize cryptocurrency revenue in accordance with ASC 606-10 where revenue is measured based on a consideration specified in a contract with a customer and recognized when we satisfy the performance obligation specified in each contract. Our performance obligation is to arrange for the third-parties to provide coin and protection (if applicable) to our customers and payment is received from our customers at the time of order placement. All customers are given two weeks to request a refund, therefore we record a customer advance on our balance sheet upon receipt of payment. After the two weeks have passed from order placement, we request our third-party supplier to deliver coin and protection (if applicable), at which time we recognize revenue and the amounts due to our supplier on our books. As of March 31, 2023 and December 31, 2022, our customer advances related to cryptocurrency revenue were $60,388 and $96,609, respectively.

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

INVESTVIEW, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2023

(Unaudited)

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

Revenue generated for the three months ended March, 31 2023, was as follows:

	Subscription Revenue	Cryptocurrency Revenue	Mining Revenue	Miner Repair Revenue	Total
Gross billings/receipts	$12,152,522	$559,300	$2,070,819	$23,378	$14,806,019
Refunds, incentives, credits, and chargebacks	(960,411)	-	-	-	(960,411)
Amounts paid to providers	-	(279,000)	-	-	(279,000)
Net revenue	$11,192,111	$280,300	$2,070,819	$23,378	$13,566,608

For the three months ended March 31, 2023, foreign and domestic revenues were approximately $9.7 million and $3.9 million, respectively.

Revenue generated for the three months ended March 31, 2022, was as follows:

	Subscription Revenue	Cryptocurrency Revenue	Mining Revenue	Total
Gross billings/receipts	$14,693,972	$838,422	$3,576,973	$19,109,367
Refunds, incentives, credits, and chargebacks	(963,302)	-	-	(963,302)
Amounts paid to providers	-	(398,006)	-	(398,006)
Net revenue	$13,730,670	$440,416	$3,576,973	$17,748,059

For the three months ended March 31, 2022 foreign and domestic revenues were approximately $12.0 million and $5.7 million, respectively.

Advertising, Selling, and Marketing Costs

We expense advertising, selling, and marketing costs as incurred. Advertising, selling, and marketing costs include costs of promoting our product worldwide, including promotional events. Advertising, selling, and marketing expenses for the three months ended March 31, 2023 and 2022, totaled $252,434 and $11,754, respectively.

Cost of Sales and Service

Included in our costs of sales and services are amounts paid to our trading and market experts that provide financial education content and tools to our subscription customers, hosting and energy fees that we pay to vendors at third-party sites in order to generate mining revenue, and the costs associated with our miner repair revenue. Costs of sales and services for the three months ended March, 31 2023 and 2022, totaled $1,877,928 and $1,830,341, respectively.

INVESTVIEW, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2023

(Unaudited)

Inventory

Inventory consists of finished goods to be sold as part of our miner repair revenue and materials that were purchased for refurbishment but will be sold as purchased due to the Company winding down the refurbishment and sale of repaired miners. Inventory is valued at the lower of cost or net realizable value using the first-in, first-out (FIFO) method and is inclusive of any shipping and tax costs. During the three months ended March 31, 2023 we sold $50,000 of materials for $30,000. Therefore, we recognized a loss on disposal on assets of $20,000. As of March 31, 2023 and December 31, 2022 the net realizable value of our inventory was $177,765 and $249,480, respectively.

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

The following table illustrates the computation of diluted earnings per share for the three months ended March 31, 2023 and 2022.

	March 31, 2023	March 31, 2022
Net income	$407,894	2,379,029
Less: preferred dividends	(204,835)	(204,835)
Add: interest expense on convertible debt	225,129	244,755
Net income available to common shareholders (numerator)	$428,188	2,418,949

Basic weighted average number of common shares outstanding	2,636,275,719	2,723,982,285
Dilutive impact of convertible notes	471,428,571	471,428,571
Dilutive impact of non-voting membership interest	565,000,000	565,000,000
Diluted weighted average number of common shares outstanding (denominator)	3,672,704,290	3,760,410,856

Diluted income per common share	$0.00	0.00

INVESTVIEW, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2023

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

During the three months ended March 31, 2023, we recorded a net income from operations of $392,372 and net income of $407,894. As of March 31, 2023 we have unrestricted cash and cash equivalents of $19,234,285 and a working capital balance of $13,002,652. As of March 31, 2023 our unrestricted cryptocurrency balance was reported at a cost basis of $2,079,548. Management does not believe there are any liquidity issues as of March 31, 2023.

NOTE 5 – RELATED-PARTY TRANSACTIONS

Related Party Debt

Our related-party payables consisted of the following:

	March 31, 2023	December 31, 2022
Convertible Promissory Note entered into on 4/27/20, net of debt discount of $920,181 as of March 31, 2023 [1]	$379,819	$347,782
Convertible Promissory Note entered into on 5/27/20, net of debt discount of $499,586 as of March 31, 2023 [2]	200,415	183,020
Convertible Promissory Note entered into on 11/9/20, net of debt discount of $972,367 as of March 31, 2023 [3]	327,632	293,779
Working Capital Promissory Note entered into on 3/22/21 [4]	1,202,257	1,201,927
Total related-party debt	2,110,123	2,026,508
Less: Current portion	(1,202,257)	(1,201,927)
Related-party debt, long term	$907,866	$824,581

[1]	On April 27, 2020, we received proceeds of $1,300,000 from DBR Capital, LLC, an entity controlled by our Chairman, and entered into a convertible promissory note. The note is secured by collateral of the Company and its subsidiaries and certain Company shares pledged by non-affiliated shareholders. The note bears interest at 20% per annum, payable monthly, and the principal is due and payable on April 27, 2030. Per the original terms of the agreement the note was convertible into common stock at a conversion price of $0.01257 per share, which was amended on November 9, 2020 to reduce the conversion price to $0.007 per share. At inception we recorded a beneficial conversion feature and debt discount of $1,300,000. During the three months ended March 31, 2023, we recognized $32,037 of the debt discount into interest expense, as well as expensed an additional $65,004 of interest expense on the note, all of which was repaid during the period.

[2]	On May 27, 2020, we received proceeds of $700,000 from DBR Capital, LLC, and entered into a convertible promissory note. The note is secured by collateral of the Company and its subsidiaries, and certain Company shares pledged by non-affiliated shareholders. The note bears interest at 20% per annum, payable monthly, and the principal is due and payable on April 27, 2030. Per the original terms of the agreement the note was convertible into common stock at a conversion price of $0.01257 per share, which was amended on November 9, 2020 to reduce the conversion price to $0.007 per share. At inception we recorded a beneficial conversion feature and debt discount of $700,000. During the three months ended March 31, 2023, we recognized $17,395 of the debt discount into interest expense as well as expensed an additional $35,001 of interest expense on the note, all of which was repaid during the period.

INVESTVIEW, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2023

(Unaudited)

[3]	On November 9, 2020, we received proceeds of $1,300,000 from DBR Capital, LLC, and entered into a convertible promissory note. The note is secured by collateral of the Company and its subsidiaries, and certain Company shares pledged by non-affiliated shareholders. The note bears interest at 38.5% per annum, made up of a 25% interest rate per annum and a facility fee of 13.5% per annum, payable monthly beginning February 1, 2021, and the principal is due and payable on April 27, 2030. Per the terms of the agreement the note is convertible into common stock at a conversion price of $0.007 per share. At inception we recorded a beneficial conversion feature and debt discount of $1,300,000. During the three months ended March 31, 2023, we recognized $33,853 of the debt discount into interest expense as well as expensed an additional $125,124 of interest expense on the note, all of which was repaid during the period.

[4]	On March 22, 2021, we entered into Securities Purchase Agreements to purchase 100% of the operating assets of SSA Technologies LLC, an entity that owns and operates a FINRA-registered broker-dealer. SSA is controlled and partially owned by Joseph Cammarata, our former Chief Executive Officer. Commencing upon execution of the agreements and through the closing of the transactions, we agreed to provide certain transition service arrangements to SSA. In connection with the transactions, we entered into a Working Capital Promissory Note with SSA under which SSA was to have advanced to us up to $1,500,000 before the end of 2021; however, SSA has only provided advances of $1,200,000 to date. The note bears interest at the rate of 0.11% per annum. The note was due and payable by January 31, 2022; however, has not yet been repaid as we consider our legal options in light of SSA’s failure to complete its funding obligations. During the three months ended March 31, 2023 and 2022, we recorded interest expense of $330 on the note. The note was to have been secured by the pledge of 12,000,000 shares of our common stock; however, it remains unsecured as the pledge of shares was not implemented at the closing of the loan.

Other Related Party Arrangements

During the three months ended March 31, 2022, we entered into a Separation and Release Agreement (the “Separation Agreements”) with Mario Romano and Annette Raynor, two of the Company’s founders and former members of management and the Board of Directors, and Wealth Engineering, LLC, an affiliate of Mr. Romano and Ms. Raynor. Under the Separation Agreements, Mr. Romano and Ms. Raynor resigned their positions as officers and directors of the Company effective immediately upon execution of the Separation Agreements as they each transitioned to the roles of strategic advisors to the Company. In conjunction with the Separation Agreements Mr. Romano and Ms. Raynor forfeited 75,000,000 shares each, which were returned to the Company and cancelled, and we repurchased a total of 43,101,939 shares from Mr. Romano and Ms. Raynor in exchange for cash of $1,724,008, which was paid to federal and state taxing authorities on behalf of Wealth Engineering, LLC as payment for the estimated federal and state taxes that Wealth Engineering, LLC may be subject to in connection with the vesting of 63,333,333 Company restricted shares that vested on July 22, 2021 (see NOTE 9).

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

INVESTVIEW, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2023

(Unaudited)

NOTE 6 – DEBT

Our debt consisted of the following:

	March 31, 2023	December 31, 2022
Loan with the U.S. Small Business Administration dated 4/19/20 [1]	$540,549	$543,237
Long term notes for APEX lease buyback [2]	7,196,129	7,925,166
Total debt	7,736,678	8,468,403
Less: Current portion	2,938,757	2,938,757
Debt, long term portion	$4,797,921	$5,529,646

[1]	In April 2020 we received proceeds of $500,000 from a loan entered into with the U.S. Small Business Administration. Under the terms of the loan interest is to accrue at a rate of 3.75% per annum and installment payments of $2,437 monthly will begin twelve months from the date of the loan, with all interest and principal due and payable thirty years from the date of the loan. During the three months ended March 31, 2023 and 2022 we recorded $4,623 and $4,623, respectively, worth of interest on the loan. During the three months ended March 31, 2023 we made principal repayments on the loan of $2,688.
[2]	During the year ended March 31, 2021 we entered into notes with third parties for $19,089,500 in exchange for the cancellation of APEX leases previously entered into, which resulted in our purchase of all rights and obligations under the leases. We agreed to settle a portion of the debt during the year ended March 31, 2021, at a discount to the original note terms offered, by making lump sum payments, issuing shares of our common stock, issuing shares of our preferred stock, and issuing cryptocurrency. The remaining notes are all due December 31, 2024 and have a fixed monthly payment that is equal to 75% of the face value of the note, divided by 48 months. The monthly payments began the last day of January 2021 and continue until December 31, 2024 when the last monthly payment will be made, along with a balloon payment equal to 25% of the face value of the note, to extinguish the debt. During the three months ended March 31, 2023 we repaid a portion of the debt with cash payments of $233,253 and issuances of cryptocurrency valued at $495,784. During the three months ended March 31, 2022 we repaid a portion of the debt with cash payments of $269,362 and issuances of cryptocurrency valued at $495,518.

NOTE 7 – DERIVATIVE LIABILITY

During the three months ended March 31, 2023, we had the following activity in our derivative liability account relating to our warrants:

Derivative liability at December 31, 2022	$24,426
Derivative liability recorded on new instruments
Derivative liability reduced by warrant exercise (see NOTE 9)	(3)
(Gain) loss on fair value	(8,756)
Derivative liability at March 31, 2023	$15,667

We use the binomial option pricing model to estimate fair value for those instruments at inception, at warrant exercise, and at each reporting date. During the three months ended March 31, 2023, the assumptions used in our binomial option pricing model were in the following range:

Risk free interest rate	3.81 - 4.06%
Expected life in years	2.34 - 3.25
Expected volatility	145 - 154%

NOTE 8 – OPERATING LEASE

In August 2019 we entered an operating lease for office space in Eatontown, New Jersey (the “Eatontown Lease”), in September 2019 we entered an operating lease for office space in Kaysville, Utah (the “Kaysville Lease”), in May 2021 we entered an operating lease for office space in Conroe, Texas (the “Conroe Lease”), in July 2021 we entered an operating lease for office space in Wyckoff, New Jersey (the “Wyckoff Lease”), and in September 2021 we assumed an operating lease for office space in Haverford, Pennsylvania (the “Haverford Lease”) in connection with the MPower acquisition. This facility will now be used as the headquarters of the Company.

At commencement of the Eatontown Lease, right-of-use assets obtained in exchange for new operating lease liabilities amounted to $110,097. The three-year lease term of the Eatontown Lease was extended on a month-to-month basis commencing August 1, 2022 and was terminated in February 2023. Under the lease, we were obligated to pay twelve monthly installments to cover an annual utility charge of $1.75 per rentable square foot for electric usage within the demised premises. As the lessor has the right to digitally meter and charge us accordingly, these payments were deemed variable and were expensed as incurred.

INVESTVIEW, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2023

(Unaudited)

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

Operating lease expense was $50,467 for the three months ended March 31, 2023. Operating cash flows used for the operating leases during the three months ended March 31, 2023 was $28,005. As of March 31, 2023 the weighted average remaining lease term was 1.55 years and the weighted average discount rate was 12%.

Future minimum lease payments under non-cancellable leases as of March 31, 2023 were as follows:

Remainder of 2023	$110,325
2024	102,900
Total	213,225
Less: Interest	(7,237)
Present value of lease liability	205,988
Operating lease liability, current [1]	(131,633)
Operating lease liability, long term	$74,355

[1]	Represents lease payments to be made in the next 12 months.

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

As of March 31, 2023 and December 31, 2022, we had 252,192 shares of preferred stock issued and outstanding.

INVESTVIEW, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2023

(Unaudited)

Preferred Stock Dividends

During the three months ended March 31, 2023, we recorded $204,835 for the cumulative cash dividends due to the shareholders of our Series B Preferred Stock. We made payments of $160,557 in cash and issued $46,585 worth of cryptocurrency to reduce the amounts owed. As a result, we recorded $234,323 as a dividend liability on our balance sheet as of March 31, 2023.

During the three months ended March 31, 2022, we recorded $204,835 for the cumulative cash dividends due to the shareholders of our Series B Preferred Stock. We made payments of $156,821 in cash and issued $36,735 worth of cryptocurrency to reduce the amounts owed.

Common Stock Transactions

During the three months ended March 31, 2023, we issued 230 shares of common stock as a result of warrants exercised, resulting in proceeds of $23 and an increase in additional paid in capital of $3 for the derivative liability extinguished with the exercise (see NOTE 7). We also recognized $3,606 in stock-based compensation based on grant date fair values and vesting terms of awards granted in prior periods.

During the three months ended March 31, 2022 we cancelled 150,000,000 shares that had been issued but were forfeited (see NOTE 5). As a result, we decreased common stock by $150,000 and increased additional paid in capital by the same. As of the date of this filing, 33,333,333 shares of common stock forfeited as of December 31, 2021 had not yet been physically cancelled due to administrative delays. All forfeited shares have been deemed cancelled as of March 31, 2022. Also, during the three months ended March 31, 2022, we repurchased 43,101,939 shares from members of our then management team and Board of Directors in exchange for cash of $1,724,008 to pay for tax withholdings (see NOTE 5). We also recognized $225,163 in stock-based compensation based on grant date fair values and vesting terms of awards granted in prior periods.

As of March 31, 2023 and December 31, 2022, we had 2,636,275,719 and 2,636,275,489 shares of common stock issued and outstanding, respectively.

Options

During the year ended December 31, 2022, we undertook to restructure unvested incentive equity awards previously granted to our senior leadership team. The Company’s senior management team and board of directors unanimously agreed to surrender and terminate an aggregate of 68,533,334 outstanding unvested restricted shares and 218,500,000 ungranted shares in exchange for the issuance of options to purchase 360,416,665 shares, vesting in equal amounts over a five-year period, at an exercise price of $0.05 per share, with a seven-year life. The third-party valuation firm we engaged to value these options utilized the Black Scholes Model to value these options and the expense related to these options is being recognized over their vesting terms. Total stock compensation expense related to the options for the three months ended March 31, 2023 and 2022, was $765,007 and $0, respectively.

Warrants

Transactions involving our warrants are summarized as follows:

		Weighted
	Number of	Average
	Shares	Exercise Price
Warrants outstanding at December 31, 2022	1,178,320	$0.10
Granted	-	$-
Canceled/Expired	-	$-
Exercised	(230)	$0.10
Warrants outstanding at March 31, 2023	1,178,090	$0.10

Details of our warrants outstanding as of March 31, 2023, is as follows:

Exercise Price	Warrants Outstanding	Warrants Exercisable	Weighted Average Contractual Life (Years)
$0.10	1,178,090	1,178,090	2.9

INVESTVIEW, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2023

(Unaudited)

Class B Units of Investview Financial Group Holdings, LLC

As of March 31, 2023, and December 31, 2022, there were 565,000,000 Units of Class B Investview Financial Group Holdings, LLC issued and outstanding. These units were issued as consideration for the purchase of operating assets and intellectual property rights of MPower, a company controlled and partially owned by David B. Rothrock and James R. Bell, two of our board members. The Class B Redeemable Units have no voting rights but can be exchanged at any time, within 5 years from the date of issuance, for 565,000,000 shares of our common stock on a one-for-one basis and are subject to significant restrictions upon resale through 2025 under the terms of a lock up agreement entered into as part of the purchase agreement. In order to properly account for the purchase transaction on the Company’s financial statements, we were required by applicable financial reporting standards to value the Class B Units issued to MPower in the transaction as of the closing date of the MPower sale transaction (September 3, 2021). For these accounting purposes, we concluded that the “fair value” of the consideration for financial accounting purposes, at the if-converted market value of the underlying common shares was $58.9 million, based on the closing market price of $0.1532 on the closing date of September 3, 2021, as discounted from $86.6 million by 32% (or $27.7 million) to reflect the significant lock up period. The “fair value” valuation of the Class B Units, however, was completed relying on a certain set of methodologies that are accepted for accounting purposes, and is not necessarily indicative of the “fair market value” that may be implied relative to such Units in a commercial transaction not governed by financial reporting standards. In particular, the methodology used to value the Class B Units at their “fair value” did not take into account any blockage discounts that may otherwise apply after the expiration of the lock-up period in 2025; while other valuation methodologies, not bound by financial reporting codifications, would possibly determine that the blockage discount associated with the resale of 565 million shares after the expiration of the lock-up period, into a marketplace that has limited market liquidity, could possibly have a material downward influence on the valuation.

NOTE 10 – COMMITMENTS AND CONTINGENCIES

Litigation

In the ordinary course of business, we may be, or have been, involved in legal proceedings. During the three months ended March 31, 2023, we were not involved in any material legal proceedings, however, during November 2021 we received a subpoena from the United States Securities and Exchange Commission (“SEC”) for the production of documents. We have reason to believe that the focus of the SEC’s inquiry involves whether certain federal securities laws were violated in connection with, among other things, the offer and sale of our now discontinued Apex sale and leaseback program, the operation of our direct selling network now known as iGenius, and the offer and sale of cryptocurrency products. In the subpoena, the SEC advised that the investigation does not mean that the SEC has concluded that we or anyone else has violated federal securities laws and or any other law. We believe that we have complied at all times with the federal securities laws. However, we are aware of the evolving SEC commentary and rulemaking process relative to the characterization of cryptocurrency products under federal securities laws that is sweeping through a large number of businesses that operate within the cryptocurrency sector. We intend to cooperate fully with the SEC’s investigation and will continue to work with outside counsel to review the matter.

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

INVESTVIEW, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2023

(Unaudited)

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

On March 22, 2021, we entered into Securities Purchase Agreements to purchase 100% of the operating assets of SSA Technologies LLC, an entity that owns and operates a FINRA-registered broker-dealer. SSA is controlled and partially owned by Joseph Cammarata, our former Chief Executive Officer. Commencing upon execution of the agreements and through the closing of the transactions, we agreed to provide certain transition service arrangements to SSA. In connection with the transactions, we entered into a Working Capital Promissory Note with SSA under which SSA was to have advanced to us up to $1,500,000 before the end of 2021; however, SSA has only provided advances of $1,200,000 to date. The note bears interest at the rate of 0.11% per annum therefore we recognized $330 worth of interest expense on the loan during the three months ended March 31, 2023. The note was due and payable by January 31, 2022; however, has not yet been repaid as we consider our legal options in light of SSA’s failure to complete its funding obligations. The note was to have been secured by the pledge of 12,000,000 shares of our common stock; however, it remains unsecured as the pledge of shares was not implemented at the closing of the loan.

NOTE 11 – INCOME TAXES

For the periods ended March 31, 2023, and March 31, 2022, the Company used a discrete effective tax rate method for recording income taxes, as compared to an estimated full year annual effective tax rate method, as an estimate of the annual effective tax rate cannot be made.

Provision for income taxes for the three months ended March 31, 2023, was $95,062, resulting in an effective tax rate of 18.9%. Provision for income taxes for the three months ended March 31, 2022, was $6,000, resulting in an effective tax rate of 0.3%. The provision for income taxes was primarily impacted by pretax book income, permanent differences, and by the change in valuation allowance on deferred tax assets.

NOTE 12 – SUBSEQUENT EVENTS

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

We also operate a blockchain technology business that provides leading-edge research, development, and FinTech services involving the management of digital asset technologies with a focus on Bitcoin mining and the new generation of digital assets. We own and manage nearly 5,000 next-generation Bitcoin application-specific integrated circuit (“ASIC”) miner machines, with over 99% of such machines being powered by renewable energy sources, mainly hydropower plants and geothermal. We are also developing new and more efficient ways to mine cryptocurrencies through innovations in hardware, firmware, and additional ways to develop and utilize renewable energy sources, to increase the hash rate, uptime, profitability, and overall ROI of our crypto currency mining operations.

Since 2021, we have attempted to develop a brokerage and financial markets business. This was originally designed to, among other things, commercialize on the proprietary trading platform we acquired in September 2021 from MPower Trading Systems, LLC (“MPower”), to take advantage of the market’s increasing acceptance and expansion of the ownership and use of digital currencies as an investable asset class, and to proactively respond to increasing regulatory scrutiny relative to cryptocurrency products. Towards that end, in March 2021, we agreed to acquire a brokerage firm owned by an affiliate of our former chief executive officer. However, having been unable to secure the requisite FINRA approval by the expiration of that agreement, we terminated the transaction on June 14, 2022, and have since then continued our search for alternative acquisitions within the brokerage industry. Further, until we are able to start this business, we recently elected to winddown the registration of a dormant investment advisor and commodity trading advisor we own as we concluded there to be no material benefit to retaining an interest in these regulated businesses until we are able to launch our broader-based financial services model.

Results of Operations

Three Months Ended March 31, 2023 Compared to Three Months Ended March 31, 2022

Revenues

	Three Months Ended March 31,		Increase
	2023	2022	(Decrease)
	(unaudited)	(unaudited)
Subscription revenue, net of refunds, incentives, credits, and chargebacks	$11,192,111	$13,730,670	$(2,538,559)
Mining revenue	2,070,819	3,576,973	(1,506,154)
Cryptocurrency revenue	280,300	440,416	(160,116)
Miner repair revenue	23,378	-	23,378
Total revenue, net	$13,566,608	$17,748,059	$(4,181,451)

Revenue, net, decreased $4,181,451 or 24%, from $17,748,059 for the three months ended March 31, 2022, to $13,566,608 for the three months ended March 31, 2023. The decrease can be explained by $2.5 million, $1.5 million and $160 thousand decreases in our subscription revenue, mining revenue, and cryptocurrency revenue, respectively, offset by a $23 thousand increase in our miner repair revenue. The $2.5 million (18%) decrease in subscription revenue was due to negative market sentiment in the cryptocurrency markets resulting in decreased membership; the $1.5 million (42%) decrease in mining revenue was a result of the decrease in the value of Bitcoin, an increase in Bitcoin mining difficulty levels and older less efficient Bitcoin mining equipment being taken off-line; and the $160 thousand (36%) decrease in cryptocurrency revenue was due to an overall decrease in the number of sales of NDAU packages.

Operating Costs and Expenses

	Three Months Ended March 31,		Increase
	2023	2022	(Decrease)
	(unaudited)	(unaudited)
Cost of sales and service	$1,877,928	$1,830,341	$47,587
Commissions	6,529,093	7,383,688	(854,595)
Selling and marketing	252,434	11,754	240,680
Salary and related	1,924,197	1,215,263	708,934
Professional fees	493,884	978,975	(485,091)
Loss (gain) on disposal of assets	20,270	(24,300)	44,570
General and administrative	2,076,430	2,067,816	8,614
Total operating costs and expenses	$13,174,236	$13,463,537	$(289,301)

Operating costs decreased $289,301, or 2%, from $13,463,537 for the three months ended March 31, 2022, to $13,174,236 for the three months ended March 31, 2023. The decrease can be explained by a decrease in commissions of $854 thousand, which was a result of decreases in our subscription and cryptocurrency revenue, a decrease in professional fees of $485 thousand due to decreased legal expenses, offset by an increase in salary and related costs of $709 thousand due to the recognition of stock-based compensation during the period, and an increase in selling and marketing costs of $241 thousand which was mainly driven by an iGenius sales and marketing event.

Other Income and Expenses

	Three Months Ended March 31,
	2023	2022	Change
	(unaudited)	(unaudited)
Gain (loss) on fair value of derivative liability	$8,756	$(23,843)	$32,599
Realized gain (loss) on cryptocurrency	242,572	(182,789)	425,361
Interest expense	(4,623)	(4,623)	-
Interest expense, related parties	(308,744)	(1,719,465)	1,410,721
Other income (expense)	172,623	31,227	141,396
Total other income (expense)	$110,584	$(1,899,493)	$2,010,077

We recorded other income of $110,584 for the three months ended March 31, 2023, which was a difference of $2,010,077, or 106%, from the prior period other expense of $1,899,493. The change is due to a decrease in related party interest expense recorded in the current period versus the prior period ($309 thousand for the three months ended March 31, 2023 versus $1.7 million for the three months ended March 31, 2022) and a realized gain recorded on cryptocurrency in the current period of $243 thousand compared to a realized loss of $183 thousand in the prior period,

Liquidity and Capital Resources

During the three months ended March 31, 2023, we recorded net income from operations of $392,372 and net income of $407,894. We used this cash, as well as other cash on hand, to fund operations, fund the purchase of $617,760 worth of fixed assets, to repay $225,129 worth of related party payables, and to repay $240,564 worth of debt. As a result, our cash, cash equivalents, and restricted cash decreased by $1,642,640 to $19,846,258 as compared to $21,488,898 at the beginning of the fiscal year. As of March 31, 2023, our current assets exceeded our current liabilities to result in working capital of $13,002,652. We believe we will have sufficient resources, including cash flow from operations and access to capital markets, to meet debt service obligations in a timely manner and be able to meet our short-term business objectives.

Critical Accounting Policies

Basis of Accounting

Our policy is to prepare our financial statements on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations (Regulation S-X) of the Securities and Exchange Commission (the “SEC”) and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the three months ended March 31, 2023, are not necessarily indicative of the operating results that may be expected for the filing of our December 31, 2023 Form 10-K. These unaudited condensed consolidated financial statements should be read in conjunction with the December 31, 2022 consolidated financial statements and notes thereto included in our Annual Report on Form 10-K.

Principles of Consolidation

The consolidated financial statements include the accounts of Investview, Inc., and our wholly owned subsidiaries: iGenius, LLC (formerly Kuvera, LLC), Kuvera France S.A.S (through its closure date in June of 2021), Apex Tek, LLC (formerly Razor Data, LLC), SAFETek, LLC (formerly WealthGen Global, LLC), United Games, LLC, United League, LLC, Investment Tools & Training, LLC, iGenius Global LTD (formerly Kuvera (N.I.) LTD), Investview Financial Group Holdings, LLC, Investview MTS, LLC, and MyLife Wellness Company. All intercompany transactions and balances have been eliminated in consolidation.

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

Long-Lived Assets – Intangible Assets & License Agreement

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

We hold cryptocurrency-denominated assets and include them in our consolidated balance sheet as other assets. The value of our cryptocurrencies as of March, 31 2023 and December 31, 2022 were $2,200,658 ($2,079,548 current and $121,110 restricted long term) and $2,474,096 ($2,360,957 current and $113,139 restricted long term), respectively. Cryptocurrencies purchased or received for payment from customers are recorded in accordance with ASC 350-30 and cryptocurrencies awarded to the Company through its mining activities ($2,070,819 and $3,576,973 for the three months ended March, 31 2023 and 2022, respectively) are accounted for in connection with the Company’s revenue recognition policy. The use of cryptocurrencies is accounted for in accordance with the first in first out method of accounting. For the three months ended March, 31 2023 and 2022 we recorded realized gains (losses) on our cryptocurrency transactions of $242,572 and $(182,789), respectively.

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

We evaluate the recoverability of long-lived assets based upon future net cash flows expected to result from the asset, including eventual disposition. Should impairment in value be indicated, the carrying value of intangible assets will be adjusted and an impairment loss is recorded equal to the difference between the asset’s carrying value and fair value or disposable value. During the three months ended March 31, 2023 and March 31, 2022 no impairment was recorded.

Revenue Recognition

Subscription Revenue

Most of our revenue is generated by subscription sales and payment is received at the time of purchase. We recognize subscription revenue in accordance with ASC 606-10 where revenue is measured based on a consideration specified in a contract with a customer and recognized when we satisfy the performance obligation specified in each contract. Our performance obligation is to provide services over a fixed subscription period; therefore, we recognize revenue ratably over the subscription period and deferred revenue is recorded for the portion of the subscription period subsequent to each reporting date. Additionally, we offer a designated trial period to first time subscription customers, during which a full refund can be requested if a customer does not wish to continue with the subscription. Revenues are deferred during the trial period as collection is not probable until that time has passed. Revenues are presented net of refunds, sales incentives, credits, and known and estimated credit card chargebacks. As of March 31, 2023 and December 31, 2022, our deferred revenues were $2,689,636 and $2,074,574, respectively.

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

Cryptocurrency Revenue

We generate revenue from the sale of cryptocurrency packages to our customers through an arrangement with third-party suppliers. The various packages included different amounts of coin with differing rates of returns and terms and, in some cases prior to January 2022, included a product protection option that allowed the purchasers to protect their initial purchase price. The protection allowed the purchaser to obtain 50% of their purchase price at five years or 100% of their purchase price at ten years. Both the coin and the protection option were delivered by third-party suppliers. During the fourth calendar quarter of 2021 we suspended any further offering of the protection program in connection with the sale of ndau after the third-party provider was unable to comply with our standard vendor compliance protocols, citing certain offshore confidentiality entitlements. That suspension has remained in place as we have been unable to further validate the continued integrity of the protection program and the vendor’s ability to honor its commitments to our members.

We recognize cryptocurrency revenue in accordance with ASC 606-10 where revenue is measured based on a consideration specified in a contract with a customer and recognized when we satisfy the performance obligation specified in each contract. Our performance obligation is to arrange for the third-parties to provide coin and protection (if applicable) to our customers and payment is received from our customers at the time of order placement. All customers are given two weeks to request a refund, therefore we record a customer advance on our balance sheet upon receipt of payment. After the two weeks have passed from order placement, we request our third-party supplier to deliver coin and protection (if applicable), at which time we recognize revenue and the amounts due to our supplier on our books. As of March 31, 2023 and December 31, 2022, our customer advances related to cryptocurrency revenue were $60,388 and $96,609, respectively.

Miner Equipment Repair Revenue

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

Digital Wallet Revenue

Prior to December 31, 2022 we generated modest revenue from the sale of digital wallets to our customers through an arrangement with a third-party supplier. We offered three tiers of wallets which each included different features. The digital wallets were delivered by a third-party supplier. The sale of digital wallets to our customers was discontinued during the year ended December 31, 2022.

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

Revenue generated for the three months ended March, 31 2023, was as follows:

	Subscription Revenue	Cryptocurrency Revenue	Mining Revenue	Miner Repair Revenue	Total
Gross billings/receipts	$12,152,522	$559,300	$2,070,819	$23,378	$14,806,019
Refunds, incentives, credits, and chargebacks	(960,411)	-	-	-	(960,411)
Amounts paid to providers	-	(279,000)	-	-	(279,000)
Net revenue	$11,192,111	$280,300	$2,070,819	$23,378	$13,566,608

For the three months ended March, 31, 2023, foreign and domestic revenues were approximately $9.7 million and $3.9 million, respectively.

Revenue generated for the three months ended March 31, 2022 is as follows:

	Subscription Revenue	Cryptocurrency Revenue	Mining Revenue	Total
Gross billings/receipts	$14,693,972	$838,422	$3,576,973	$19,109,367
Refunds, incentives, credits, and chargebacks	(963,302)	-	-	(963,302)
Amounts paid to providers	-	(398,006)	-	(398,006)
Net revenue	$13,730,670	$440,416	$3,576,973	$17,748,059

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

Changes in Internal Controls

There were no changes in our internal controls over financial reporting during the fiscal quarter ended March 31, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

There have been no material changes to this information since reported on in the Annual Report on Form 10-K for the year ended December 31, 2022.

ITEM 1.A – RISK FACTORS

There have been no material changes in the risk factors disclosed by us under Part I, Item 1A. Risk Factors contained in the Annual Report on Form 10-K for the year ended December 31, 2022.

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

INVESTVIEW, INC.

Dated: May 12, 2023	By:	/s/ Victor M. Oviedo
Victor M. Oviedo
Chief Executive Officer
(Principal Executive Officer)

Dated: May 12, 2023	By:	/s/ Ralph R. Valvano
Ralph R. Valvano
Chief Financial Officer
(Principal Financial Officer and Accounting Officer)

