Form 10-Q
period 2023-06-30
Investview, Inc.
filed 2023-08-14
CIK 862651

U.S. Securities and Exchange Commission

Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED

June 30, 2023

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of August 14, 2023, there were 2,636,275,719 shares of common stock, $0.001 par value, outstanding.

INVESTVIEW, INC.

Form 10-Q for the Six Months Ended June 30, 2023

Table of Contents

PART I – FINANCIAL INFORMATION	3
ITEM 1 – FINANCIAL STATEMENTS	3
Condensed Consolidated Balance Sheets as of June 30, 2023 (Unaudited) and December 31, 2022	3
Condensed Consolidated Statements of Operations and Other Comprehensive Income (Loss) for the Three and Six Months Ended June 30, 2023 and 2022 (Unaudited)	4
Condensed Consolidated Statements of Stockholders’ Equity (Deficit) for the Three and Six Months Ended June 30, 2023 and 2022 (Unaudited)	5
Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2023 and 2022 (Unaudited)	6
Notes to Condensed Consolidated Financial Statements as of June 30, 2023 (Unaudited)	7
ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	23
ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	30
ITEM 4 – CONTROLS AND PROCEDURES	30
PART II – OTHER INFORMATION	30
ITEM 1 – LEGAL PROCEEDINGS	30
ITEM 1.A – RISK FACTORS	30
ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	30
ITEM 3 – DEFAULTS UPON SENIOR SECURITIES	30
ITEM 4 – MINE SAFETY DISCLOSURES	30
ITEM 5 – OTHER INFORMATION	30
ITEM 6 – EXHIBITS	31
SIGNATURE PAGE	32

PART I – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

INVESTVIEW, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2023	2022
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$21,431,952	$20,467,256
Restricted cash, current	407,138	781,537
Prepaid assets	234,531	366,561
Receivables	1,161,610	1,255,542
Inventory	-	249,480
Income tax paid in advance	-	535,932
Other current assets	1,929,788	2,360,957
Total current assets	25,165,019	26,017,265

Fixed assets, net	8,797,750	8,508,274

Other assets:
Restricted cash, long term	-	240,105
Other restricted assets, long term	127,070	113,139
Operating lease right-of-use asset	157,670	223,692
Deposits	2,562,407	473,598
Total other assets	2,847,147	1,050,534

Total assets	$36,809,916	$35,576,073

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued liabilities	$4,473,513	$4,608,786
Payroll liabilities	138,741	197,300
Income tax payable	361,607	240,603
Customer advance	68,043	96,609
Deferred revenue	2,768,536	2,074,574
Derivative liability	20,766	24,426
Dividend liability	236,659	236,630
Operating lease liability, current	116,849	148,226
Related party debt, net of discounts, current	1,202,587	1,201,927
Debt, net of discounts, current	2,938,757	2,938,757
Total current liabilities	12,326,058	11,767,838

Operating lease liability, long term	58,842	79,432
Related party debt, net of discounts, long term	992,077	824,581
Debt, net of discounts, long term	4,065,480	5,529,646
Total long term liabilities	5,116,399	6,433,659

Total liabilities	17,442,457	18,201,497

Commitments and contingencies	-	-

Stockholders’ equity (deficit):
Preferred stock, par value: $0.001; 50,000,000 shares authorized, 252,192 and 252,192 issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	252	252
Common stock, par value $0.001; 10,000,000,000 shares authorized; 2,636,275,719 and 2,636,275,489 shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	2,636,275	2,636,275
Additional paid in capital	105,748,000	104,350,746
Accumulated other comprehensive income (loss)	(23,218)	(23,218)
Accumulated deficit	(88,993,850)	(89,589,479)
Total stockholders’ equity (deficit)	19,367,459	17,374,576

Total liabilities and stockholders’ equity (deficit)	$36,809,916	$35,576,073

The accompanying notes are an integral part of these condensed consolidated financial statements.

INVESTVIEW, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND OTHER COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

Revenue:
Subscription revenue, net of refunds, incentives, credits, and chargebacks	$14,349,082	$11,104,539	$25,541,193	$24,835,209
Mining revenue	2,822,278	3,058,144	4,893,097	6,635,117
Cryptocurrency revenue	86,519	516,960	366,819	957,376
Mining equipment repair revenue	-	80,110	23,378	80,110
Digital wallet revenue	-	5,868	-	5,868
Total revenue, net	17,257,879	14,765,621	30,824,487	32,513,680

Operating costs and expenses:
Cost of sales and service	2,588,950	1,898,140	4,466,878	3,728,481
Commissions	8,204,112	6,445,793	14,733,205	13,829,481
Selling and marketing	276,620	23,511	529,054	35,265
Salary and related	1,777,796	1,641,345	3,701,993	2,856,608
Professional fees	423,657	770,345	917,541	1,749,320
Impairment expense	-	6,383	-	6,383
Loss (gain) on disposal of assets	163,951	(247,209)	184,221	(271,509)
General and administrative	2,613,824	2,627,884	4,690,254	4,695,700
Total operating costs and expenses	16,048,910	13,166,192	29,223,146	26,629,729

Net income (loss) from operations	1,208,969	1,599,429	1,601,341	5,883,951

Other income (expense):
Gain (loss) on debt extinguishment	-	455	-	455
Gain (loss) on fair value of derivative liability	(5,099)	61,679	3,657	37,836
Realized gain (loss) on cryptocurrency	(13,727)	(837,808)	228,845	(1,020,597)
Interest expense	(4,675)	(4,675)	(9,298)	(9,298)
Interest expense, related parties	(309,670)	(309,669)	(618,414)	(2,029,134)
Other income (expense)	422,882	26,626	595,505	57,853
Total other income (expense)	89,711	(1,063,392)	200,295	(2,962,885)

Income (loss) before income taxes	1,298,680	536,037	1,801,636	2,921,066
Income tax expense	(701,275)	(635,745)	(796,337)	(641,745)

Net income (loss)	597,405	(99,708)	1,005,299	2,279,321

Dividends on Preferred Stock	(204,835)	(204,835)	(409,670)	(409,670)

Net income (loss) applicable to common shareholders	$392,570	$(304,543)	$595,629	$1,869,651

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	$-	$(598)	$-	$(218)
Total other comprehensive income (loss)	-	(598)	-	(218)
Comprehensive income (loss)	$597,405	$(100,306)	$1,005,299	$2,279,103

Basic income (loss) per common share	$0.00	$(0.00)	$0.00	$0.00
Diluted income (loss) per common share	$0.00	$(0.00)	$0.00	$0.00

Basic weighted average number of common shares outstanding	2,636,275,719	2,706,090,141	2,636,275,605	2,714,986,787
Diluted weighted average number of common shares outstanding	3,672,704,290	2,706,090,141	3,672,704,176	3,751,415,358

The accompanying notes are an integral part of these condensed consolidated financial statements.

INVESTVIEW, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
THREE AND SIX MONTHS ENDED JUNE 30, 2023 AND 2022
(Unaudited)

						Accumulated
					Additional	Other
	Preferred stock		Common stock		Paid in	Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Total

Balance, December 31, 2021	252,192	$252	2,904,210,762	$2,904,211	$101,883,573	$(23,000)	$(75,825,195)	$28,939,841
Common stock issued for services and other stock based compensation	-	-	-	-	255,163	-	-	255,163
Common stock repurchased from related parties	-	-	(43,101,939)	(43,102)	(1,680,906)	-	-	(1,724,008)
Common stock cancelled	-	-	(150,000,000)	(150,000)	150,000	-	-	-
Dividends	-	-	-	-	-	-	(204,835)	(204,835)
Foreign currency translation adjustment	-	-	-	-	-	380	-	380
Net income (loss)	-	-	-	-	-	-	2,379,029	2,379,029
Balance, March 31, 2022	252,192	$252	2,711,108,823	$2,711,109	$100,607,830	$(22,620)	$(73,651,001)	$29,645,570
Common stock issued for services and other stock based compensation	-	-	-	-	242,024	-	-	242,024
Common stock cancelled	-	-	(69,833,334)	(69,834)	69,834	-	-	-
Contribution of crypto currency from related party	-	-	-	-	1,185,821	-	-	1,185,821
Dividends	-	-	-	-	-	-	(204,835)	(204,835)
Foreign currency translation adjustment	-	-	-	-	-	(598)	-	(598)
Net income (loss)	-	-	-	-	-	-	(99,708)	(99,708)
Balance, June 30, 2022	252,192	$252	2,641,275,489	$2,641,275	$102,105,509	$(23,218)	$(73,955,544)	$30,768,274

Balance, December 31, 2022	252,192	$252	2,636,275,489	$2,636,275	$104,350,746	$(23,218)	$(89,589,479)	$17,374,576
Common stock issued for services and other stock based compensation	-	-	-	-	768,613	-	-	768,613
Warrant Exercise	-	-	230	-	23	-	-	23
Derivative liability extinguished with warrant exercise	-	-	-	-	3	-	-	3
Dividends	-	-	-	-	-	-	(204,835)	(204,835)
Net income (loss)	-	-	-	-	-	-	407,894	407,894
Balance, March 31, 2023	252,192	$252	2,636,275,719	$2,636,275	$105,119,385	$(23,218)	$(89,386,420)	$18,346,274
Common stock issued for services and other stock based compensation	-	-	-	-	628,615	-	-	628,615
Dividends	-	-	-	-	-	-	(204,835)	(204,835)
Net income (loss)	-	-	-	-	-	-	597,405	597,405
Balance, June 30, 2023	252,192	$252	2,636,275,719	$2,636,275	$105,748,000	$(23,218)	$(88,993,850)	$19,367,459

The accompanying notes are an integral part of these condensed consolidated financial statements.

INVESTVIEW INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$1,005,299	$2,279,321
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	2,076,605	2,442,711
Amortization of debt discount	167,496	1,558,590
Stock issued for services and other stock based compensation	1,397,228	497,187
Lease cost, net of repayment	14,055	(16,007)
(Gain) loss on debt extinguishment	-	(455)
(Gain) loss on disposal of assets	184,221	(271,509)
(Gain) loss on fair value of derivative liability	(3,657)	(37,836)
Realized (gain) loss on cryptocurrency	(228,845)	1,020,597
Impairment expense	-	6,383
Changes in operating assets and liabilities:
Receivables	93,932	(379,569)
Inventory	74,645	(176,335)
Prepaid assets	132,030	88,743
Income tax paid in advance	535,932	(611,584)
Other current assets	(421,958)	(3,245,438)
Deposits	(2,088,809)	-
Accounts payable and accrued liabilities	(193,832)	1,436,758
Income tax payable	121,004	(807,827)
Customer advance	(28,566)	225,697
Deferred revenue	693,962	(629,374)
Deferred tax liability	-	631,745
Accrued interest	9,298	9,298
Accrued interest, related parties	450,918	470,544
Net cash provided by (used in) operating activities	3,990,958	4,491,640

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash received for the disposal of fixed assets	23,278	646,508
Cash paid for fixed assets	(2,408,658)	(11,187,053)
Net cash provided by (used in) investing activities	(2,385,380)	(10,540,545)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments for related party debt	(450,258)	(2,493,013)
Repayments for debt	(483,566)	(479,703)
Payments for share repurchase	-	(1,724,008)
Dividends paid	(321,585)	(313,643)
Proceeds from the exercise of warrants	23	-
Net cash provided by (used in) financing activities	(1,255,386)	(5,010,367)

Effect of exchange rate translation on cash	-	(218)

Net increase (decrease) in cash, cash equivalents, and restricted cash	350,192	(11,059,490)
Cash, cash equivalents, and restricted cash - beginning of period	21,488,898	32,616,906
Cash, cash equivalents, and restricted cash - end of period	$21,839,090	$21,557,416

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$467,317	$603,013
Income taxes	$140,500	$1,429,411
Non-cash investing and financing activities:
Cancellation of shares	$-	$219,834
Derivative liability extinguished with warrant exercise	$3	$-
Dividends declared	$409,670	$409,670
Dividends paid with cryptocurrency	$88,056	$84,855
Debt and related party debt extinguished in exchange for cryptocurrency	$989,898	$991,050
Recognition of lease liability and ROU assets at lease commencement	$23,520	$-
Cryptocurrency received from sale of fixed assets	$9,913	$-
Purchase of fixed assets with cryptocurrency	$-	$259,916
Transfer of fixed assets to inventory	$-	$123,491
Contribution of cryptocurrency from related party	$-	$1,185,821

The accompanying notes are an integral part of these condensed consolidated financial statements.

INVESTVIEW, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 30, 2023

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

Nature of Business

We operate a financial technology (FinTech) services company in several different businesses. We deliver multiple products and services through a direct selling network, also known as multi-level marketing, of independent distributors that offer our products and services through a subscription-based revenue model to our distributors, as well as by our distributors to a large base of customers that we refer to as “members”. Through this business, we provide research, education, and investment tools designed to assist the self-directed investor in successfully navigating the financial markets. These services include research and education regarding equities, options, FOREX, ETFs, binary options, and cryptocurrency. In addition to trading research and education, we also offer software applications to assist the individual in debt reduction, increased savings, budgeting, and proper tax management. Each product subscription includes a core set of trading tools and research along with the personal finance management suite to provide an individual with complete access to the information necessary to cultivate and manage his or her financial situation. In addition to our education subscriptions, through a distribution arrangement we have with a third party, we provide our members with an opportunity to purchase through such third party, a specialty form of adaptive digital currency called “ndau”. Through our direct selling model, we compensate our distributors with commissions under a standard bonus plan that allows for discretionary bonuses based on performance.

We also operate a blockchain technology business that provides leading-edge research, development, and FinTech services involving the management of digital asset technologies with a focus on Bitcoin mining and the new generation of digital assets. We currently own and manage nearly 5,000 next-generation Bitcoin application-specific integrated circuit (“ASIC”) miner machines, with 100% of such machines being powered by renewable energy sources, mainly hydropower plants and geothermal. We are also developing new and more efficient ways to mine cryptocurrencies through innovations in hardware, firmware, and additional ways to develop and utilize renewable energy sources, to increase the hash rate, uptime, profitability, and overall ROI of our crypto currency mining operations.

INVESTVIEW, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 30, 2023

(Unaudited)

Since 2021, we have attempted to develop a brokerage and financial markets business. This was originally designed to, among other things, commercialize on the proprietary trading platform we acquired in September 2021 from MPower Trading Systems, LLC (“MPower”), to provide self-directed (DIY) investors with low pricing, a powerful trading platform, research, analytical tools, real-time data & news, insights and support for investing and trading in stocks, options, ETFs and mutual funds. Towards that end, in March 2021, we agreed to acquire a brokerage firm owned by an affiliate of our former chief executive officer. However, having been unable to secure the requisite FINRA approval by the expiration of that agreement, we terminated the transaction on June 14, 2022, and have since then continued our search for alternative acquisitions within the brokerage industry. Further, until we are able to start this business, we recently elected to wind down the registration of a dormant investment advisor and commodity trading advisor we own as we concluded there to be no material benefit to retaining an interest in these regulated businesses until we are able to launch our broader-based financial services model.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Accounting

Our policy is to prepare our financial statements on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations (Regulation S-X) of the Securities and Exchange Commission (the “SEC”) and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the three and six months ended June 30, 2023, are not necessarily indicative of the operating results that may be expected for the filing of our December 31, 2023 Form 10-K. These unaudited condensed consolidated financial statements should be read in conjunction with the December 31, 2022 consolidated financial statements and notes thereto included in our Annual Report on Form 10-K.

Principles of Consolidation

The consolidated financial statements include the accounts of Investview, Inc., and our wholly owned subsidiaries: iGenius, LLC (formerly Kuvera, LLC), Apex Tek, LLC (formerly Razor Data, LLC), SAFETek, LLC (formerly WealthGen Global, LLC), United Games, LLC, United League, LLC, iGenius Global LTD (formerly Kuvera (N.I.) LTD), Investview Financial Group Holdings, LLC, Investview MTS, LLC, and MyLife Wellness Company. All intercompany transactions and balances have been eliminated in consolidation.

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

The following rates were used to translate the accounts of Kuvera France S.A.S. into USD for the following operating periods.

Six Months Ended June 30, 2022
Euro to USD	1.1118

Concentration of Credit Risk

Financial instruments that potentially expose us to concentration of credit risk include cash, accounts receivable, and advances. We place our cash and temporary cash investments with credit quality institutions. At times, such investments may be in excess of the FDIC insurance limit of $250,000. As of June 30, 2023 and December 31, 2022, cash balances that exceeded FDIC limits were $19,233,993 and $18,202,860, respectively. We have not experienced significant losses relating to these concentrations in the past.

Cash Equivalents and Restricted Cash

For purposes of reporting cash flows, we consider all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. As of June 30, 2023 and December 31, 2022, we had no highly liquid debt instruments.

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the balance sheet that sum to the total of the same such amounts shown in the statement of cash flows.

	June 30, 2023	December 31, 2022
Cash and cash equivalents	$21,431,952	$20,467,256
Restricted cash, current	407,138	781,537
Restricted cash, long term	-	240,105
Total cash, cash equivalents, and restricted cash shown on the statement of cash flows	$21,839,090	$21,488,898

Amount included in restricted cash represent funds required to be held in an escrow account by a contractual agreement and will be used for paying dividends to our Series B Preferred Stockholders.

Receivables

Receivables are carried at net realizable value, representing the outstanding balance less an allowance for doubtful accounts based on a review of all outstanding amounts. Management determines the allowance for doubtful accounts by regularly evaluating individual receivables and receivables are written off when deemed uncollectible. Recoveries of receivables previously written off are recorded when received. We had an allowance for doubtful accounts of $722,324 and $719,342 as of June 30, 2023 and December 31, 2022, respectively. A portion of our receivables balance is for amounts held in reserve by our merchant processors for future returns and chargebacks. The amount held in reserve was $518,732 and $775,000 as of June 30, 2023 and December 31, 2022, respectively.

INVESTVIEW, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 30, 2023

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

Fixed assets were made up of the following at each balance sheet date:

	Estimated Useful Life (years)	June 30, 2023	December 31, 2022
Furniture, fixtures, and equipment	10	$2,970	$76,716
Computer equipment	3	7,188	12,869
Leasehold improvements	Remaining Lease Term	-	40,528
Data processing equipment	3	14,062,442	13,187,312
Mining repair tools and equipment	1	-	13,627
		14,072,600	13,331,052
Accumulated depreciation		(5,274,850)	(4,822,778)
Net book value		$8,797,750	$8,508,274

Total depreciation expense for the six months ended June 30, 2023 and 2022, was $2,076,605 and $2,442,711, respectively, all of which was recorded in our general and administrative expenses on our statement of operation. During the six months ended June 30, 2023, we sold assets with a total net book value of $26,729 for cash of $23,278 and bitcoin worth $9,913, therefore recognized a gain on disposal of assets of $6,462. This gain was offset by loss on disposal of assets with a net book value of $15,847. During the six months ended June 30, 2022, we sold assets with a total net book value of $374,999 for cash of $646,508, therefore recognized a gain on disposal of assets of $271,509.

Long-Lived Assets – Intangible Assets & License Agreement

We account for our cryptocurrencies and intangible assets in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Subtopic 350-30, General Intangibles Other Than Goodwill, and ASC Subtopic 360-10-05, Accounting for the Impairment or Disposal of Long-Lived Assets. ASC Subtopic 350-30, which requires assets to be measured based on the fair value of the consideration given or the fair value of the assets (or net assets) acquired, whichever is more clearly evident and, thus, more reliably measurable. Our cryptocurrencies are deemed to have an indefinite useful life; therefore, amounts are not amortized, but rather are assessed for impairment as further discussed in our impairment policy. Under ASC Subtopic 350-30 any intangible asset with a useful life is required to be amortized over that life and the useful life is to be evaluated every reporting period to determine whether events or circumstances warrant a revision to the remaining period of amortization. If the estimate of useful life is changed the remaining carrying amount of the intangible asset is amortized prospectively over the revised remaining useful life. Costs of internally developing, maintaining, or restoring intangible assets are recognized as an expense when incurred.

We hold cryptocurrency-denominated assets and include them in our consolidated balance sheet as other assets. The value of our cryptocurrencies as of June 30, 2023 and December 31, 2022, were $2,056,858 ($1,929,788 current and $127,070 restricted long term) and $2,474,096 ($2,360,957 current and $113,139 restricted long term), respectively. Cryptocurrencies purchased or received for payment from customers are recorded in accordance with ASC 350-30 and cryptocurrencies awarded to the Company through its mining activities ($4,893,097 and $6,635,117 for the six months ended June 30, 2023 and 2022, respectively) are accounted for in connection with the Company’s revenue recognition policy. The use of cryptocurrencies is accounted for in accordance with the first in first out method of accounting. For the six months ended June 30, 2023 and 2022, we recorded realized gains (losses) on our cryptocurrency transactions of $228,845 and $(1,020,597), respectively.

On March 22, 2021, we entered into Securities Purchase Agreement to acquire the operating assets and intellectual property rights of MPower Trading Systems LLC, a company controlled and partially owned by David B. Rothrock and James R. Bell, two of our board members. As a result, we obtained Prodigio, a proprietary software-based trading platform with applications within the brokerage industry, which was valued at $7,240,000 and recorded on our balance sheet as an intangible asset as of December 31, 2021. The intangible asset was expected to have a definite life, however, during the year ended December 31, 2022, the software had not been placed in service, therefore a useful life had not been assigned and no amortization had been recorded. Instead, as of December 31, 2022, the intangible asset was impaired due to a question on the recoverability of the value recorded.

INVESTVIEW, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 30, 2023

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

During the six months ended June 30, 2023, no impairment was recorded. During the six months ended June 30, 2022, we impaired our fixed assets with a cost basis of $14,875 due to the lack of use. We had recorded accumulated depreciation and accumulated amortization of $8,492 for the impaired assets through the date of impairment, therefore we recorded impairment expense of $6,383 during the six months ended June 30, 2022.

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

Our financial instruments consist of cash, accounts receivable and accounts payable, and debt. We have determined that the book value of our outstanding financial instruments as of June 30, 2023 and December 31, 2022, approximates the fair value due to their short-term nature or interest rates that approximate prevailing market rates.

Items recorded or measured at fair value on a recurring basis in the accompanying consolidated financial statements consisted of the following items as of June 30, 2023:

	Level 1	Level 2	Level 3	Total
Total Assets	$-	$-	$-	$-

Derivative liability	$-	$-	$20,766	$20,766
Total Liabilities	$-	$-	$20,766	$20,766

Items recorded or measured at fair value on a recurring basis in the accompanying consolidated financial statements consisted of the following items as of December 31, 2022:

	Level 1	Level 2	Level 3	Total
Total Assets	$-	$-	$-	$-

Derivative liability	$-	$-	$24,426	$24,426
Total Liabilities	$-	$-	$24,426	$24,426

INVESTVIEW, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 30, 2023

(Unaudited)

Revenue Recognition

Subscription Revenue

Most of our revenue is generated by subscription sales and payment is received at the time of purchase. We recognize subscription revenue in accordance with ASC 606-10 where revenue is measured based on a consideration specified in a contract with a customer and recognized when we satisfy the performance obligation specified in each contract. Our performance obligation is to provide services over a fixed subscription period; therefore, we recognize revenue ratably over the subscription period and deferred revenue is recorded for the portion of the subscription period subsequent to each reporting date. Additionally, we offer a designated trial period to first time subscription customers, during which a full refund can be requested if a customer does not wish to continue with the subscription. Revenues are deferred during the trial period as collection is not probable until that time has passed. Revenues are presented net of refunds, sales incentives, credits, and known and estimated credit card chargebacks. As of June 30, 2023 and December 31, 2022, our deferred revenues were $2,768,536 and $2,074,574, respectively.

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

Cryptocurrency Revenue

We generate revenue from the sale of cryptocurrency packages to our customers through an arrangement with a third-party supplier. The various packages included different amounts of coin with differing rates of returns and terms. The coin is delivered by a third-party supplier.

We recognize cryptocurrency revenue in accordance with ASC 606-10 where revenue is measured based on a consideration specified in a contract with a customer and recognized when we satisfy the performance obligation specified in each contract. Our performance obligation is to arrange for the third-party to provide coin to our customers and payment is received from our customers at the time of order placement. All customers are given two weeks to request a refund, therefore we record a customer advance on our balance sheet upon receipt of payment. After the two weeks have passed from order placement, we request our third-party supplier to deliver the coin, at which time we recognize revenue and the amounts due to our supplier on our books. As of June 30, 2023 and December 31, 2022, our customer advances related to cryptocurrency revenue were $68,043 and $96,609, respectively.

Mining Equipment Repair Revenue

Through our wholly owned subsidiary, SAFETek, LLC, we repair broken mining equipment for sale to third-party customers. Our mining equipment repair business was discontinued during the quarter ended June 30, 2023.

We recognize miner repair revenue in accordance with ASC 606-10 where revenue is measured based on a consideration specified in a contract with a customer and recognized when we satisfy the performance obligation specified in each contract. Our performance obligation is to deliver the promised goods to our customers.

INVESTVIEW, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 30, 2023

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

Revenue generated for the six months ended June 30, 2023, was as follows:

	Subscription Revenue	Cryptocurrency Revenue	Mining Revenue	Miner Repair Revenue	Total
Gross billings/receipts	$27,784,934	$732,319	$4,893,097	$23,378	$33,433,728
Refunds, incentives, credits, and chargebacks	(2,243,741)	-	-	-	(2,243,741)
Amounts paid to providers	-	(365,500)	-	-	(365,500)
Net revenue	$25,541,193	$366,819	$4,893,097	$23,378	$30,824,487

For the six months ended June 30, 2023, foreign and domestic revenues were approximately $21.9 million and $8.9 million, respectively.

Revenue generated for the six months ended June 30, 2022, was as follows:

	Subscription Revenue	Cryptocurrency Revenue	Mining Revenue	Miner Repair Revenue	Digital Wallet Revenue	Total
Gross billings/receipts	$26,448,766	$1,874,382	$6,635,117	$80,110	$7,157	$35,045,532
Refunds, incentives, credits, and chargebacks	(1,613,557)	-	-	-	-	(1,613,557)
Amounts paid to providers	-	(917,006)	-	-	(1,289)	(918,295)
Net revenue	$24,835,209	$957,376	$6,635,117	$80,110	$5,868	$32,513,680

For the six months ended June 30, 2022 foreign and domestic revenues were approximately $21.9 million and $10.6 million, respectively.

Revenue generated for the three months ended June 30, 2023, was as follows:

	Subscription Revenue	Cryptocurrency Revenue	Mining Revenue	Total
Gross billings/receipts	$15,632,412	$173,019	$2,822,278	$18,627,709
Refunds, incentives, credits, and chargebacks	(1,283,330)	-	-	(1,283,330)
Amounts paid to providers	-	(86,500)	-	(86,500)
Net revenue	$14,349,082	$86,519	$2,822,278	$17,257,879

INVESTVIEW, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 30, 2023

(Unaudited)

For the three months ended June 30, 2023, foreign and domestic revenues were approximately $12.2 million and $5.1 million, respectively.

Revenue generated for the three months ended June 30, 2022, was as follows:

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

Advertising, Selling, and Marketing Costs

We expense advertising, selling, and marketing costs as incurred. Advertising, selling, and marketing costs include costs of promoting our product worldwide, including promotional events. Advertising, selling, and marketing expenses for the six months ended June 30, 2023 and 2022, totaled $529,054 and $35,265, respectively.

Cost of Sales and Service

Included in our costs of sales and services are amounts paid to our trading and market experts that provide financial education content and tools to our subscription customers, hosting and energy fees that we pay to vendors at third-party sites in order to generate mining revenue, and the costs associated with our miner repair revenue. Costs of sales and services for the six months ended June 30, 2023 and 2022, totaled $4,466,878 and $3,728,481, respectively.

Inventory

Inventory consists of finished goods to be sold as part of our miner repair revenue and materials that were purchased for refurbishment but will be sold as purchased due to the Company winding down the refurbishment and sale of repaired miners. Inventory is valued at the lower of cost or net realizable value using the first-in, first-out (FIFO) method and is inclusive of any shipping and tax costs. During the six months ended June 30, 2023, we recognized a loss on disposal on assets of $174,836. As of June 30, 2023 and December 31, 2022 the net realizable value of our inventory was $0 and $249,480, respectively.

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

INVESTVIEW, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 30, 2023

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

The following table illustrates the computation of diluted earnings per share for the three months ended June 30, 2023. Due to the net loss for the three months ended June 30, 2022 there were 1,036,428,571 potentially dilutive securities that were excluded from the diluted income per common share computation, as the effect of including these shares would be antidilutive.

June 30, 2023
Net income (loss)	$597,405
Less: preferred dividends	(204,835)
Add: interest expense on convertible debt	225,129
Net income available to common shareholders (numerator)	$617,699

Basic weighted average number of common shares outstanding	2,636,275,719
Dilutive impact of warrants
Dilutive impact of convertible notes	471,428,571
Dilutive impact of non-voting membership interest	565,000,000
Diluted weighted average number of common shares outstanding (denominator)	3,672,704,290

Diluted income per common share	$0.00

The following table illustrates the computation of diluted earnings per share for the six months ended June 30, 2023 and 2022, where no potentially dilutive securities were excluded from the computation:

	June 30, 2023	June 30, 2022
Net income (loss)	$1,005,299	$2,279,321
Less: preferred dividends	(409,670)	(409,670)
Add: interest expense on convertible debt	450,258	469,884
Net income available to common shareholders (numerator)	$1,045,887	$2,339,535

Basic weighted average number of common shares outstanding	2,636,275,605	2,714,986,787
Dilutive impact of warrants	-	-
Dilutive impact of convertible notes	471,428,571	471,428,571
Dilutive impact of non-voting membership interest	565,000,000	565,000,000
Diluted weighted average number of common shares outstanding (denominator)	3,672,704,176	3,751,415,358

Diluted income per common share	$0.00	$0.00

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

AS OF JUNE 30, 2023

(Unaudited)

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

During the six months ended June 30, 2023, we recorded a net income from operations of $1,601,341 and net income of $1,005,299. As of June 30, 2023, we have unrestricted cash and cash equivalents of $21,431,952 and a working capital balance of $12,838,961. As of June 30, 2023, our unrestricted cryptocurrency balance was reported at a cost basis of $1,929,788. Management does not believe there are any liquidity issues as of June 30, 2023.

NOTE 5 – RELATED-PARTY TRANSACTIONS

Related Party Debt

Our related-party payables consisted of the following:

	June 30, 2023	December 31, 2022
Convertible Promissory Note entered into on 4/27/20, net of debt discount of $887,787 as of June 30, 2023 [1]	$412,213	$347,782
Convertible Promissory Note entered into on 5/27/20, net of debt discount of $481,997 as of June 30, 2023 [2]	218,003	183,020
Convertible Promissory Note entered into on 11/9/20, net of debt discount of $938,139 as of June 30, 2023 [3]	361,861	293,779
Working Capital Promissory Note entered into on 3/22/21 [4]	1,202,587	1,201,927
Total related-party debt	2,194,664	2,026,508
Less: Current portion	(1,202,587)	(1,201,927)
Related-party debt, long term	$992,077	$824,581

[1]	On April 27, 2020, we received proceeds of $1,300,000 from DBR Capital, LLC, an entity controlled by our Chairman, and entered into a convertible promissory note. The note is secured by collateral of the Company and its subsidiaries and certain Company shares pledged by non-affiliated shareholders. The note bears interest at 20% per annum, payable monthly, and the principal is due and payable on April 27, 2030. Per the original terms of the agreement, the note was convertible into common stock at a conversion price of $0.01257 per share, which was amended on November 9, 2020 to reduce the conversion price to $0.007 per share. At inception we recorded a beneficial conversion feature and debt discount of $1,300,000. During the six months ended June 30, 2023, we recognized $64,431 of the debt discount into interest expense, as well as expensed an additional $130,008 of interest expense on the note, all of which was repaid during the period.

[2]	On May 27, 2020, we received proceeds of $700,000 from DBR Capital, LLC, and entered into a convertible promissory note. The note is secured by collateral of the Company and its subsidiaries, and certain Company shares pledged by non-affiliated shareholders. The note bears interest at 20% per annum, payable monthly, and the principal is due and payable on April 27, 2030. Per the original terms of the agreement, the note was convertible into common stock at a conversion price of $0.01257 per share, which was amended on November 9, 2020 to reduce the conversion price to $0.007 per share. At inception we recorded a beneficial conversion feature and debt discount of $700,000. During the six months ended June 30, 2023, we recognized $34,983 of the debt discount into interest expense as well as expensed an additional $70,002 of interest expense on the note, all of which was repaid during the period.

INVESTVIEW, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 30, 2023

(Unaudited)

[3]	On November 9, 2020, we received proceeds of $1,300,000 from DBR Capital, LLC, and entered into a convertible promissory note. The note is secured by collateral of the Company and its subsidiaries, and certain Company shares pledged by non-affiliated shareholders. The note bears interest at 38.5% per annum, made up of a 25% interest rate per annum and a facility fee of 13.5% per annum, payable monthly beginning February 1, 2021, and the principal is due and payable on April 27, 2030. Per the terms of the agreement, the note is convertible into common stock at a conversion price of $0.007 per share. At inception we recorded a beneficial conversion feature and debt discount of $1,300,000. During the six months ended June 30, 2023, we recognized $68,082 of the debt discount into interest expense as well as expensed an additional $250,248 of interest expense on the note, all of which was repaid during the period.

[4]	On March 22, 2021, we entered into Securities Purchase Agreements to purchase 100% of the operating assets of SSA Technologies LLC, an entity that owns and operates a FINRA-registered broker-dealer. SSA is controlled and partially owned by Joseph Cammarata, our former Chief Executive Officer. (See Note 10). Commencing upon execution of the agreements and through the closing of the transactions, we agreed to provide certain transition service arrangements to SSA. In connection with the transactions, we entered into a Working Capital Promissory Note with SSA under which SSA was to have advanced to us up to $1,500,000 before the end of 2021; however, SSA only provided advances of $1,200,000, to date. The note bears interest at the rate of 0.11% per annum. The note was due and payable by January 31, 2022; however, has not yet been repaid as we consider our legal options in light of SSA’s failure to complete its funding obligations. During the six months ended June 30, 2023 and 2022, we recorded interest expense of $660 on the note. The note was to have been secured by the pledge of 12,000,000 shares of our common stock; however, it remains unsecured as the pledge of shares was not implemented at the closing of the loan.

Other Related Party Arrangements

On January 6, 2022, we entered into a Separation and Release Agreement (the “Separation Agreements”) with Mario Romano and Annette Raynor, two of the Company’s founders and former members of management and the Board of Directors, and Wealth Engineering, LLC, an affiliate of Mr. Romano and Ms. Raynor. Under the Separation Agreements, Mr. Romano and Ms. Raynor resigned their positions as officers and directors of the Company effective immediately upon execution of the Separation Agreements as they each transitioned to the roles of consultants to the Company. Mr. Romano and Ms. Raynor provided consulting services to the Company in their roles from January 6, 2022, through the elimination of these positions on or about July 14, 2023. In conjunction with the Separation Agreements, Mr. Romano and Ms. Raynor forfeited 150,000,000 shares, in total, which were returned to the Company and cancelled. The Company also repurchased a total of 43,101,939 shares from Mr. Romano and Ms. Raynor in exchange for cash of $1,724,008, which was paid to federal and state taxing authorities on behalf of Wealth Engineering, LLC as payment for the estimated federal and state taxes that Wealth Engineering, LLC may be subject to in connection with the vesting of 63,333,333 Company restricted shares that vested on July 22, 2021 (see NOTE 9).

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

INVESTVIEW, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 30, 2023

(Unaudited)

NOTE 6 – DEBT

Our debt consisted of the following:

	June 30, 2023	December 31, 2022
Loan with the U.S. Small Business Administration dated 4/19/20 [1]	$535,477	$543,237
Long term notes for APEX lease buyback [2]	6,468,760	7,925,166
Total debt	7,004,237	8,468,403
Less: Current portion	2,938,757	2,938,757
Debt, long term portion	$4,065,480	$5,529,646

[1]	In April 2020, we received proceeds of $500,000 from a loan entered into with the U.S. Small Business Administration. Under the terms of the loan interest is to accrue at a rate of 3.75% per annum and installment payments of $2,437 monthly will begin twelve months from the date of the loan, with all interest and principal due and payable thirty years from the date of the loan. During the six months ended June 30, 2023 and 2022 we recorded $9,298 and $9,298, respectively, worth of interest on the loan. During the six months ended June 31, 2023 we made interest payments on the loan of $17,059.

[2]	During the year ended March 31, 2021, we entered into notes with third parties for $19,089,500 in exchange for the cancellation of APEX leases previously entered into, which resulted in our purchase of all rights and obligations under the leases. We agreed to settle a portion of the debt during the year ended March 31, 2021, at a discount to the original note terms offered, by making lump sum payments, issuing shares of our common stock, issuing shares of our preferred stock, and issuing cryptocurrency. The remaining notes are all due December 31, 2024 and have a fixed monthly payment that is equal to 75% of the face value of the note, divided by 48 months. The monthly payments began the last day of January 2021 and continue until December 31, 2024 when the last monthly payment will be made, along with a balloon payment equal to 25% of the face value of the note, to extinguish the debt. During the six months ended June 30, 2023, we repaid a portion of the debt with cash payments of $466,507 and issuances of cryptocurrency valued at $989,898. During the six months ended June 30, 2022, we repaid a portion of the debt with cash payments of $479,703 and issuances of cryptocurrency valued at $991,050.

NOTE 7 – DERIVATIVE LIABILITY

During the six months ended June 30, 2023, we had the following activity in our derivative liability account relating to our warrants:

Derivative liability at December 31, 2022	$24,426
Derivative liability recorded on new instruments	-
Derivative liability reduced by warrant exercise (see NOTE 9)	(3)
(Gain) loss on fair value	(3,657)
Derivative liability at June 30, 2023	$20,766

We use the binomial option pricing model to estimate fair value for those instruments at inception, at warrant exercise, and at each reporting date. During the six months ended June 30, 2023, the assumptions used in our binomial option pricing model were in the following range:

Risk free interest rate	4.49-4.87%
Expected life in years	2.09 - 3.00
Expected volatility	145 - 154%

NOTE 8 – OPERATING LEASE

In August 2019, we entered an operating lease for office space in Eatontown, New Jersey (the “Eatontown Lease”), in September 2019 we entered an operating lease for office space in Kaysville, Utah (the “Kaysville Lease”), in May 2021 we entered an operating lease for office space in Conroe, Texas (the “Conroe Lease”), in July 2021 we entered an operating lease for office space in Wyckoff, New Jersey (the “Wyckoff Lease”), and in September 2021, we assumed an operating lease for office space in Haverford, Pennsylvania (the “Haverford Lease”) in connection with the MPower acquisition. This facility is now being used as the headquarters of the company.

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

INVESTVIEW, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 30, 2023

(Unaudited)

At commencement of the Conroe Lease, right-of-use assets obtained in exchange for new operating lease liabilities amounted to $174,574. This lease was terminated in June 2023.

At commencement of the Wyckoff Lease, right-of-use assets obtained in exchange for new operating lease liabilities amounted to $22,034. The original 24.5-month term of the Wyckoff Lease was extended through July 2025. At the extension of the Wyckoff Lease, right-of-use assets obtained in exchange for new operating lease liabilities amounted to $23,520.

At date of acquisition of the Haverford Lease, right-of-use assets and lease liabilities obtained amounted to $125,522 and $152,961, respectively. The term of the Haverford Lease was extended through December 2024. At the extension of the Haverford Lease, right-of-use assets obtained in exchange for new operating lease liabilities amounted to $172,042.

Operating lease expense was $100,935 for the six months ended June 30, 2023. Operating cash flows used for the operating leases during the three months ended June 30, 2023, was $86,880. As of June 30, 2023, the weighted average remaining lease term was 1.57 years and the weighted average discount rate was 12%.

Future minimum lease payments under non-cancellable leases as of June 30, 2023, were as follows:

Remainder of 2023	$57,865
2024	116,027
2025	7,833
Total	181,725
Less: Interest	(6,034)
Present value of lease liability	175,691
Operating lease liability, current [1]	(116,849)
Operating lease liability, long term	$58,842

[1]	Represents lease payments to be made in the next 12 months.

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

During the year ended March 31, 2021, we commenced a public securities offering to sell a total of up to 2,000,000 units at $25 per unit (“Unit Offering”), with each unit consisting of: (i) one share of our newly authorized Series B Preferred Stock and (ii) five warrants each exercisable to purchase one share of common stock at an exercise price of $0.10 per warrant share. Each Warrant offered is immediately exercisable on the date of issuance, will expire 5 years from the date of issuance, and its value has been classified as a fair value liability due to the terms of the instrument (see NOTE 7). The Unit Offering was completed on or about August 17, 2021, having resulted in the public offer and sale of 252,192 Units.

As of June 30, 2023 and December 31, 2022, we had 252,192 shares of preferred stock issued and outstanding.

Preferred Stock Dividends

During the six months ended June 30, 2023, we recorded $409,670 for the cumulative cash dividends due to the shareholders of our Series B Preferred Stock. We made payments of $321,585 in cash and issued $88,056 worth of cryptocurrency to reduce the amounts owed. As a result, we recorded $236,659 as a dividend liability on our balance sheet as of June 30, 2023.

During the six months ended June 30, 2022, we recorded $409,670 for the cumulative cash dividends due to the shareholders of our Series B Preferred Stock. We made payments of $313,643 in cash and issued $84,855 worth of cryptocurrency to reduce the amounts owed.

INVESTVIEW, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 30, 2023

(Unaudited)

Common Stock Transactions

During the six months ended June 30, 2023, we issued 230 shares of common stock as a result of warrants exercised, resulting in proceeds of $23 and an increase in additional paid in capital of $3 for the derivative liability extinguished with the exercise (see NOTE 7). We also recognized $7,252 in stock-based compensation based on grant date fair values and vesting terms of awards granted in prior periods.

During the six months ended June 30, 2022, we cancelled 219,833,334 shares of our common stock that had been issued but were forfeited voluntarily by the holders thereof, consisting of: 150,000,000 shares collectively surrendered by Mario Romano and Annette Raynor under the Separation Agreements (see NOTE 5); and 69,833,334 outstanding unvested restricted shares that were surrendered by senior management prior to vesting in consideration of the issuance of replacement options (discussed below). As a result, we decreased common stock by $219,834 and increased additional paid in capital by the same. Further, 33,333,333 shares of common stock formerly held by Joseph Cammarata were forfeited as of December 31, 2021 in connection with his termination by the Company (relating primarily to his then ongoing legal proceedings). All forfeited shares were deemed cancelled as of March 31, 2022. Also, during the six months ended June 30, 2022, we repurchased 43,101,939 shares from members of our then management team and Board of Directors in exchange for cash of $1,724,008 to pay for tax withholdings (see NOTE 5). We also recognized $383,906 in stock-based compensation based on grant date fair values and vesting terms of awards granted in prior periods.

As of June 30, 2023 and December 31, 2022, we had 2,636,275,719 and 2,636,275,489 shares of common stock issued and outstanding, respectively.

Options

During the year ended December 31, 2022, we restructured unvested incentive equity awards previously granted to our senior leadership team. The Company’s senior management team and board of directors unanimously agreed to surrender and terminate an aggregate of 68,533,334 outstanding unvested restricted shares of our common stock and 218,500,000 shares of our common stock that we agreed to issue, subject to conditions of issuance, in exchange for the issuance of options to purchase 360,416,665 shares of our common stock, vesting in equal amounts over a five-year period, at an exercise price of $0.05 per share, with a seven-year life. The third-party valuation firm we engaged to value these options utilized the Black Scholes Model to value these options and the expense related to these options is being recognized over their vesting terms. Total stock compensation expense related to the options for the six months ended June 30, 2023 and 2022, was $1,389,976 and $113,281, respectively.

Warrants

Transactions involving our warrants are summarized as follows:

	Number of Shares	Weighted Average Exercise Price
Warrants outstanding at December 31, 2022	1,178,320	$0.10
Granted	-	$-
Canceled/Expired	-	$-
Exercised	(230)	$0.10
Warrants outstanding at June 30, 2023	1,178,090	$0.10

Details of our warrants outstanding as of June 30, 2023, is as follows:

Exercise Price	Warrants Outstanding	Warrants Exercisable	Weighted Average Contractual Life (Years)
$0.10	1,178,090	1,178,090	2.65

INVESTVIEW, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 30, 2023

(Unaudited)

Class B Units of Investview Financial Group Holdings, LLC

As of June 30, 2023, and December 31, 2022, there were 565,000,000 Units of Class B Investview Financial Group Holdings, LLC issued and outstanding. These units were issued as consideration for the purchase of operating assets and intellectual property rights of MPower, a company controlled and partially owned by David B. Rothrock and James R. Bell, two of our board members. The Class B Redeemable Units have no voting rights but can be exchanged at any time, within 5 years from the date of issuance, for 565,000,000 shares of our common stock on a one-for-one basis and are subject to significant restrictions upon resale through 2025 under the terms of a lock up agreement entered into as part of the purchase agreement. In order to properly account for the purchase transaction on the Company’s financial statements, we were required by applicable financial reporting standards to value the Class B Units issued to MPower in the transaction as of the closing date of the MPower sale transaction (September 3, 2021). For these accounting purposes, we concluded that the “fair value” of the consideration for financial accounting purposes, at the if-converted market value of the underlying common shares was $58.9 million, based on the closing market price of $0.1532 on the closing date of September 3, 2021, as discounted from $86.6 million by 32% (or $27.7 million) to reflect the significant lock up period. The “fair value” valuation of the Class B Units, however, was completed relying on a certain set of methodologies that are accepted for accounting purposes, and is not necessarily indicative of the “fair market value” that may be implied relative to such Units in a commercial transaction not governed by financial reporting standards. In particular, the methodology used to value the Class B Units at their “fair value” did not take into account any blockage discounts that may otherwise apply after the expiration of the lock-up period in 2025; while other valuation methodologies, not bound by financial reporting codifications, would possibly determine that the blockage discount associated with the resale of 565 million shares after the expiration of the lock-up period, into a marketplace that has limited market liquidity, could possibly have a material downward influence on the valuation.

NOTE 10 – COMMITMENTS AND CONTINGENCIES

In the ordinary course of business, we may be, or have been, involved in legal proceedings. During the six months ended June 30, 2023, we were not involved in any material legal proceedings, however, during November 2021 we received a subpoena from the United States Securities and Exchange Commission (“SEC”) for the production of documents. We have reason to believe that the focus of the SEC’s inquiry involves whether certain federal securities laws were violated in connection with, among other things, the offer and sale of our now discontinued Apex sale and leaseback program, the operation of our direct selling network now known as iGenius, and the offer and sale of cryptocurrency products. In the subpoena, the SEC advised that the investigation does not mean that the SEC has concluded that we or anyone else has violated federal securities laws and or any other law. We believe that we have complied at all times with the federal securities laws. However, we are aware of the evolving SEC commentary and rulemaking process relative to the characterization of cryptocurrency products under federal securities laws that is sweeping through a large number of businesses that operate within the cryptocurrency sector. We intend to cooperate fully with the SEC’s investigation and will continue to work with outside counsel to review the matter.

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

INVESTVIEW, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 30, 2023

(Unaudited)

Joseph Cammarata served as an officer and director of the Company from December 2019 through his termination for cause on or about December 7, 2021. Mr. Cammarata was terminated following the announcement of civil and criminal charges filed against him in connection with his involvement with a class action claims aggregator unrelated to the Company. The Company was unaware of these outside business interests. Based on public reporting of the matter, the Company believes that Mr. Cammarata was convicted of certain of these criminal charges and is presently incarcerated.

Prior to his termination, Mr. Cammarata and the Company engaged in certain transactions as described below:

We issued a promissory note to Mr. Cammarata, which, following certain modifications, on or about March 30, 2021, was restated in the principal amount of $1,550,000 (the “Cammarata Note”). Although not originally convertible, as per the March 30, 2021, amendment, the Cammarata Note became convertible at $0.02 per share, Thereafter, effective September 21, 2021, and following another modification, the conversion price under the Cammarata Note was reduced to $0.008 per share. During February 2022, we provided 30 days’ notice of our intent to retire and repay the Cammarata Note in cash. Having not timely received a properly executed conversion notice within the proscribed period and citing certain breaches of Mr. Cammarata’s fiduciary duty to us, as well as damages incurred by us arising from Mr. Cammarata’s then ongoing legal proceedings, on or about March 31, 2022, we tendered to Mr. Cammarata cash payment in full for the Cammarata Note. As of the date of this Report, Mr. Cammarata has not accepted our tender of the cash payment, and through his then counsel, has asserted his entitlement to exercise his right to convert the Cammarata Note into our common shares. Although we believe that our cash tender was appropriate under the terms of the Cammarata Note and our claims for damages by Mr. Cammarata have merit, if Mr. Cammarata elects to challenge our cash tender in a court proceeding, and if we are unable to sustain our legal position on the matter, Mr. Cammarata could receive up to approximately 203 million shares of our common stock upon conversion of the Cammarata Note. As a result of his recent incarceration, the Company has been unable to further adjudicate these issues with Mr. Cammarata.

On March 22, 2021, we entered into Securities Purchase Agreements to purchase 100% of the operating assets of SSA Technologies LLC, an entity that owns and operates a FINRA-registered broker-dealer. SSA is controlled and partially owned by Joseph Cammarata, our former Chief Executive Officer. Commencing upon execution of the agreements and through the closing of the transactions, we agreed to provide certain transition service arrangements to SSA. In connection with the transactions, we entered into a Working Capital Promissory Note with SSA under which SSA was to have advanced to us up to $1,500,000 before the end of 2021; however, SSA has only provided advances of $1,200,000 to date. The note bears interest at the rate of 0.11% per annum therefore we recognized $660 worth of interest expense on the loan during the six months ended June 30, 2023. The note was due and payable by January 31, 2022; however, has not yet been repaid as we consider our legal options in light of SSA’s failure to complete its funding obligations. The note was to have been secured by the pledge of 12,000,000 shares of our common stock; however, it remains unsecured as the pledge of shares was not implemented at the closing of the loan. As a result of his recent incarceration, the Company has been unable to further adjudicate these issues with Mr. Cammarata.

NOTE 11 – INCOME TAXES

For the periods ended June 30, 2023, and June 30, 2022, the Company used a discrete effective tax rate method for recording income taxes, as compared to an estimated full year annual effective tax rate method, as an estimate of the annual effective tax rate cannot be made.

Provision for income taxes for the three and six months ended June 30, 2023, was $701,275 and $796,337, respectively, resulting in an effective tax rate of 54.0% and 44.2%, respectively. Provision for income taxes for the three and six months ended June 30, 2022 was $635,745 and $641,745, respectively, resulting in an effective tax rate of 118.6% and 22.0%, respectively. The provision for income taxes was primarily impacted by pretax book income, permanent differences, and by the change in valuation allowance on deferred tax assets.

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

We also operate a blockchain technology business that provides leading-edge research, development, and FinTech services involving the management of digital asset technologies with a focus on Bitcoin mining and the new generation of digital assets. We own and manage nearly 5,000 next-generation Bitcoin application-specific integrated circuit (“ASIC”) miner machines, with 100% of such machines being powered by renewable energy sources, mainly hydropower plants and geothermal. We are also developing new and more efficient ways to mine cryptocurrencies through innovations in hardware, firmware, and additional ways to develop and utilize renewable energy sources, to increase the hash rate, uptime, profitability, and overall ROI of our crypto currency mining operations.

Since 2021, we have attempted to develop a brokerage and financial markets business. This was originally designed to, among other things, commercialize on the proprietary trading platform we acquired in September 2021 from MPower Trading Systems, LLC (“MPower”), to provide self-directed (DIY) investors with low pricing, a powerful trading platform, research, analytical tools, real-time data & news, insights and support for investing and trading in stocks, options, ETFs and mutual funds. Towards that end, in March 2021, we agreed to acquire a brokerage firm owned by an affiliate of our former chief executive officer. However, having been unable to secure the requisite FINRA approval by the expiration of that agreement, we terminated the transaction on June 14, 2022, and have since then continued our search for alternative acquisitions within the brokerage industry. Further, until we are able to start this business, we recently elected to wind down the registration of a dormant investment advisor and commodity trading advisor we own as we concluded there to be no material benefit to retaining an interest in these regulated businesses until we are able to launch our broader-based financial services model.

Results of Operations

Three Months Ended June 30, 2023 Compared to Three Months Ended June 30, 2022

Revenues

	Three Months Ended June 30,		Increase
	2023	2022	(Decrease)
	(unaudited)	(unaudited)
Subscription revenue, net of refunds, incentives, credits, and chargebacks	$14,349,082	$11,104,539	$3,244,543
Mining revenue	2,822,278	3,058,144	(235,866)
Cryptocurrency revenue	86,519	516,960	(430,441)
Miner equipment repair revenue	-	80,110	(80,110)
Digital wallet revenue	-	5,868	(5,868)
Total revenue, net	$17,257,879	$14,765,621	$2,492,258

Revenue, net, increased $2,492,258 or 17%, from $14,765,621 for the three months ended June 30, 2022, to $17,257,879 for the three months ended June 30, 2023. The increase can be explained by a $3.2 million increases in our subscription revenue, offset by a $236 thousand, $430 thousand, $80 thousand, and $6 thousand decrease in our mining revenue, cryptocurrency revenue, miner repair revenue, and digital wallet revenue, respectively. The $3.2 million (29%) increase in subscription revenue was due to significant product enhancements and expansion into new markets globally, resulting in substantial growth in our membership; the $236 thousand (8%) decrease in mining revenue was a result of the decrease in the value of Bitcoin, an increase in Bitcoin mining difficulty levels, the migration of mining servers to a new data center and increased hosting costs, partially offset by the replacement of older less efficient Bitcoin mining equipment with new generation higher performing miners.; and the $430 thousand (83%) decrease in cryptocurrency revenue was due to an overall decrease in the number of sales of NDAU packages.

Operating Costs and Expenses

	Three Months Ended June 30,		Increase
	2023	2022	(Decrease)
	(unaudited)	(unaudited)
Cost of sales and service	$2,588,950	$1,898,140	$690,810
Commissions	8,204,112	6,445,793	1,758,319
Selling and marketing	276,620	23,511	253,109
Salary and related	1,777,796	1,641,345	136,451
Professional fees	423,657	770,345	(346,688)
Impairment expense	-	6,383	(6,383)
Loss (gain) on disposal of assets	163,951	(247,209)	411,160
General and administrative	2,613,824	2,627,884	(14,060)
Total operating costs and expenses	$16,048,910	$13,166,192	$2,882,718

Operating costs increased $2,882,718, or 22%, from $13,166,192 for the three months ended June 30, 2022, to $16,048,910 for the three months ended June 30, 2023. The increase can be explained by an increase in commissions of $1.8 million, which was a result of increases in our subscription revenue, an increase in cost of sales and services of $691 thousand, which was a result of an increase in the cost of mining, an increase in loss (gain) on disposal of assets of $411 thousand, which was a result of a loss recognized during the current period after the discontinuance of our mining equipment repair business, an increase in salary and related costs of $136 thousand, which was a result of the recognition of more stock-based compensation during the current period, and an increase in selling and marketing costs of $241 thousand, which was mainly driven by an iGenius sales and marketing event. These increases were offset by a decrease in professional fees of $347 thousand due to decreased legal expenses.

Other Income and Expenses

	Three Months Ended June 30,
	2023	2022	Change
	(unaudited)	(unaudited)
Gain (loss) on debt extinguishment	$-	$455	$(455)
Gain (loss) on fair value of derivative liability	(5,099)	61,679	(66,778)
Realized gain (loss) on cryptocurrency	(13,727)	(837,808)	824,081
Interest expense	(4,675)	(4,675)	-
Interest expense, related parties	(309,670)	(309,669)	(1)
Other income (expense)	422,882	26,626	396,256
Total other income (expense)	$89,711	$(1,063,392)	$1,153,103

We recorded other income of $89,711 for the three months ended June 30, 2023, which was a difference of $1,153,103, or 108%, from the prior period other expense of $1,063,392. The change is due to a decrease in the realized loss recorded on cryptocurrency in the current period of $14 thousand compared to a realized loss of $838 thousand in the prior period and an increase in Other income (expense) in the current period of $423 thousand compared to $26 thousand in the prior period, which was a result of ticket sales from a promotional event iGenius held during the quarter ended June 30, 2023.

Six Months Ended June 30, 2023 Compared to Six Months Ended June 30, 2022

Revenues

	Six Months Ended June 30,		Increase
	2023	2022	(Decrease)
	(unaudited)	(unaudited)
Subscription revenue, net of refunds, incentives, credits, and chargebacks	$25,541,193	$24,835,209	$705,984
Mining revenue	4,893,097	6,635,117	(1,742,020)
Cryptocurrency revenue	366,819	957,376	(590,557)
Miner equipment repair revenue	23,378	80,110	(56,732)
Digital wallet revenue	-	5,868	(5,868)
Total revenue, net	$30,824,487	$32,513,680	$(1,689,193)

Revenue, net, decreased $1,689,193, or 5%, from $32,513,680 for the six months ended June 30, 2022, to $30,824,487 for the six months ended June 30, 2023. The decrease can be explained by $1.7 million and $591 thousand decreases in our mining revenue and cryptocurrency revenue, respectively, offset by a $706 thousand increase in our net subscription revenue. The $706 thousand (3%) increase in subscription revenue was due to significant product enhancements and expansion into new markets globally, resulting in substantial growth in our membership; the $1.7 million (26%) decrease in mining revenue was a result of the decrease in the value of Bitcoin and an increase in the Bitcoin mining difficulty levels, the migration of mining servers to a new data center and increased hosting costs, partially offset by the replacement of older less efficient Bitcoin mining equipment with new generation higher performing miners; and the $591 thousand decrease in cryptocurrency revenue was due to an overall decrease in the number of sales of NDAU.

Operating Costs and Expenses

	Six Months Ended June 30,		Increase
	2023	2022	(Decrease)
	(unaudited)	(unaudited)
Cost of sales and service	$4,466,878	$3,728,481	$738,397
Commissions	14,733,205	13,829,481	903,724
Selling and marketing	529,054	35,265	493,789
Salary and related	3,701,993	2,856,608	845,385
Professional fees	917,541	1,749,320	(831,779)
Impairment expense	-	6,383	(6,383)
Loss (gain) on disposal of assets	184,221	(271,509)	455,730
General and administrative	4,690,254	4,695,700	(5,446)
Total operating costs and expenses	$29,223,146	$26,629,729	$2,593,417

Operating costs increased $2,593,417, or 10%, from $26,629,729 for the six months ended June 30, 2022, to $29,223,146 for the six months ended June 30, 2023. The increase can be explained by an increase in commissions of $904 thousand, which was a result of increases in our subscription revenue, an increase in cost of sales and services of $738 thousand, which was a result of an increase in the cost of mining, an increase in loss (gain) on disposal of assets of $456 thousand, which was a result of a loss recognized during the current period after the discontinuance of our mining equipment repair business, an increase in salary and related costs of $845 thousand, which was a result of the recognition of more stock-based compensation during the current period, and an increase in selling and marketing costs of $494 thousand, which was mainly driven by an iGenius sales and marketing event. These increases were offset by a decrease in professional fees of $832 thousand due to decreased legal expenses.

Other Income and Expenses

	Six Months Ended June 30,
	2023	2022	Change
	(unaudited)	(unaudited)
Gain (loss) on debt extinguishment	$-	$455	$(455)
Gain (loss) on fair value of derivative liability	3,657	37,836	(34,179)
Realized gain (loss) on cryptocurrency	228,845	(1,020,597)	1,249,442
Interest expense	(9,298)	(9,298)	-
Interest expense, related parties	(618,414)	(2,029,134)	1,410,720
Other income (expense)	595,505	57,853	537,652
Total other income (expense)	$200,295	$(2,962,885)	$3,163,180

We recorded other income of $200,295 for the six months ended June 30, 2023, which was a difference of $3,163,180, or 107%, from the prior period other expense of $2,962,885. The change is due to a realized gain recorded on cryptocurrency in the current period of $229 thousand compared to a realized loss of $1.0 million in the prior period, less related party interest expense recorded in current period versus the prior period ($618 thousand for the six months ended June 30, 2023 compared to $2.0 million for the six months ended June 30, 2022), and an increase in Other income (expense) in the current period of $596 thousand compared to $58 thousand in the prior period, which was a result of ticket sales from a promotional event iGenius held during the six months ended June 30, 2023. Amounts recorded in related party interest expense included the amortization of debt discounts, which was being recognized over the term of the debt, however, during the six months ended June 30, 2022, we repaid two of our related party notes early, which resulted in the recognition of $1.2 million of the amortization of the related debt discount amounts into interest.

Liquidity and Capital Resources

During the six months ended June 30, 2023, we recorded net income from operations of $1,601,341 and net income of $1,005,299. We used this cash, as well as other cash on hand, to fund operations, fund the purchase of $2,408,658 worth of fixed assets, to repay $450,258 worth of related party payables, and to repay $483,566 worth of debt. As a result, our cash, cash equivalents, and restricted cash increased by $350,192 to $21,839,090 as compared to $21,488,898 at the beginning of the fiscal year. As of June 30, 2023, our current assets exceeded our current liabilities to result in working capital of $12,838,961. We believe we will have sufficient resources, including cash flow from operations and access to capital markets, to meet debt service obligations in a timely manner and be able to meet our short-term business objectives.

Critical Accounting Policies

Basis of Accounting

Our policy is to prepare our financial statements on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations (Regulation S-X) of the Securities and Exchange Commission (the “SEC”) and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the six months ended June, 2023, are not necessarily indicative of the operating results that may be expected for the filing of our December 31, 2023 Form 10-K. These unaudited condensed consolidated financial statements should be read in conjunction with the December 31, 2022 consolidated financial statements and notes thereto included in our Annual Report on Form 10-K.

Principles of Consolidation

The consolidated financial statements include the accounts of Investview, Inc., and our wholly owned subsidiaries: iGenius, LLC (formerly Kuvera, LLC), Apex Tek, LLC (formerly Razor Data, LLC), SAFETek, LLC (formerly WealthGen Global, LLC), United Games, LLC, United League, LLC, iGenius Global LTD (formerly Kuvera (N.I.) LTD), Investview Financial Group Holdings, LLC, Investview MTS, LLC, and MyLife Wellness Company. All intercompany transactions and balances have been eliminated in consolidation.

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

We hold cryptocurrency-denominated assets and include them in our consolidated balance sheet as other assets. The value of our cryptocurrencies as of June 30, 2023 and December 31, 2022 were $2,056,858 ($1,929,788 current and $127,070 restricted long term) and $2,474,096 ($2,360,957 current and $113,139 restricted long term), respectively. Cryptocurrencies purchased or received for payment from customers are recorded in accordance with ASC 350-30 and cryptocurrencies awarded to the Company through its mining activities ($4,893,097 and $6,635,117 for the six months ended June 30, 2023 and 2022, respectively) are accounted for in connection with the Company’s revenue recognition policy. The use of cryptocurrencies is accounted for in accordance with the first in first out method of accounting. For the six months ended June 30, 2023 and 2022 we recorded realized gains (losses) on our cryptocurrency transactions of $228,845 and $(1,020,597), respectively.

On March 22, 2021, we entered into Securities Purchase Agreement to acquire the operating assets and intellectual property rights of MPower Trading Systems LLC, a company controlled and partially owned by David B. Rothrock and James R. Bell, two of our board members. As a result, we obtained Prodigio, a proprietary software-based trading platform with applications within the brokerage industry, which was valued at $7,240,000 and recorded on our balance sheet as an intangible asset as of December 31, 2021. The intangible asset was expected to have a definite life, however, during the year ended December 31, 2022, the software had not been placed in service, therefore a useful life had not been assigned and no amortization had been recorded. Instead, as of December 31, 2022, the intangible asset was conservatively impaired due to a question on the recoverability of the value recorded.

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

During the six months ended June 30, 2023, no impairment was recorded. During the six months ended June 30, 2022, we impaired our fixed assets with a cost basis of $14,875 due to the lack of use. We had recorded accumulated depreciation and accumulated amortization of $8,492 for the impaired assets through the date of impairment, therefore we recorded impairment expense of $6,383 during the six months ended June 30, 2022.

Revenue Recognition

Subscription Revenue

Most of our revenue is generated by subscription sales and payment is received at the time of purchase. We recognize subscription revenue in accordance with ASC 606-10 where revenue is measured based on a consideration specified in a contract with a customer and recognized when we satisfy the performance obligation specified in each contract. Our performance obligation is to provide services over a fixed subscription period; therefore, we recognize revenue ratably over the subscription period and deferred revenue is recorded for the portion of the subscription period subsequent to each reporting date. Additionally, we offer a designated trial period to first time subscription customers, during which a full refund can be requested if a customer does not wish to continue with the subscription. Revenues are deferred during the trial period as collection is not probable until that time has passed. Revenues are presented net of refunds, sales incentives, credits, and known and estimated credit card chargebacks. As of June 30, 2023 and December 31, 2022, our deferred revenues were $2,768,536 and $2,074,574, respectively.

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

Cryptocurrency Revenue

We generate revenue from the sale of cryptocurrency packages to our customers through an arrangement with a third-party supplier. The various packages included different amounts of coin with differing rates of returns and terms. The coin is delivered by a third-party supplier.

We recognize cryptocurrency revenue in accordance with ASC 606-10 where revenue is measured based on a consideration specified in a contract with a customer and recognized when we satisfy the performance obligation specified in each contract. Our performance obligation is to arrange for a third-party to provide coin to our customers and payment is received from our customers at the time of order placement. All customers are given two weeks to request a refund, therefore we record a customer advance on our balance sheet upon receipt of payment. After the two weeks have passed from order placement, we request our third-party supplier to deliver the coin, at which time we recognize revenue and the amounts due to our supplier on our books. As of June 30, 2023 and December 31, 2022, our customer advances related to cryptocurrency revenue were $68,043 and $96,609, respectively.

Mining Equipment Repair Revenue

Through our wholly owned subsidiary, SAFETek, LLC, we repair broken mining equipment for sale to third-party customers. Our mining equipment repair business was discontinued during the quarter ended June 30, 2023.

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

Revenue generated for the six months ended June 30, 2023, was as follows:

	Subscription Revenue	Cryptocurrency Revenue	Mining Revenue	Miner Repair Revenue	Total
Gross billings/receipts	$27,784,934	$732,319	$4,893,097	$23,378	$33,433,728
Refunds, incentives, credits, and chargebacks	(2,243,741)	-	-	-	(2,243,741)
Amounts paid to providers	-	(365,500)	-	-	(365,500)
Net revenue	$25,541,193	$366,819	$4,893,097	$23,378	$30,824,487

For the six months ended June 30, 2023, foreign and domestic revenues were approximately $21.9 million and $8.9 million, respectively.

Revenue generated for the six months ended June 30, 2022, was as follows:

	Subscription Revenue	Cryptocurrency Revenue	Mining Revenue	Miner Repair Revenue	Digital Wallet Revenue	Total
Gross billings/receipts	$26,448,766	$1,874,382	$6,635,117	$80,110	$7,157	$35,045,532
Refunds, incentives, credits, and chargebacks	(1,613,557)	-	-	-	-	(1,613,557)
Amounts paid to providers	-	(917,006)	-	-	(1,289)	(918,295)
Net revenue	$24,835,209	$957,376	$6,635,117	$80,110	$5,868	$32,513,680

For the six months ended June 30, 2022 foreign and domestic revenues were approximately $21.9 million and $10.6 million, respectively.

Revenue generated for the three months ended June 30, 2023, was as follows:

	Subscription Revenue	Cryptocurrency Revenue	Mining Revenue	Total
Gross billings/receipts	$15,632,412	$173,019	$2,822,278	$18,627,709
Refunds, incentives, credits, and chargebacks	(1,283,330)	-	-	(1,283,330)
Amounts paid to providers	-	(86,500)	-	(86,500)
Net revenue	$14,349,082	$86,519	$2,822,278	$17,257,879

For the three months ended June 30, 2023, foreign and domestic revenues were approximately $12.2 million and $5.1 million, respectively.

Revenue generated for the three months ended June 30, 2022, was as follows:

	Subscription Revenue	Cryptocurrency Revenue	Mining Revenue	Miner Repair Revenue	Digital Wallet Revenue	Total
Gross billings/receipts	$11,754,793	$1,035,960	$3,058,144	$80,110	$7,157	$15,936,164
Refunds, incentives, credits, and chargebacks	(650,254)	-	-	-	-	(650,254)
Amounts paid to providers	-	(519,000)	-	-	(1,289)	(520,289)
Net revenue	$11,104,539	$516,960	$3,058,144	$80,110	$5,868	$14,765,621

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

Changes in Internal Controls

There were no changes in our internal controls over financial reporting during the fiscal quarter ended June 30, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

INVESTVIEW, INC.

Dated: August 14, 2023	By:	/s/ Victor M. Oviedo
Victor M. Oviedo
Chief Executive Officer
(Principal Executive Officer)

Dated: August 14, 2023	By:	/s/ Ralph R. Valvano
Ralph R. Valvano
Chief Financial Officer
(Principal Financial Officer and Accounting Officer)

