Form 10-Q
period 2023-09-30
Investview, Inc.
filed 2023-11-13
CIK 862651

U.S. Securities and Exchange Commission

Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED

September 30, 2023

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of November 10, 2023, there were 2,333,356,496 shares of common stock, $0.001 par value, outstanding.

INVESTVIEW, INC.

Form 10-Q for the Nine Months Ended September 30, 2023

Table of Contents

PART I – FINANCIAL INFORMATION	3
ITEM 1 – FINANCIAL STATEMENTS	3
Condensed Consolidated Balance Sheets as of September 30, 2023 (Unaudited) and December 31, 2022	3
Condensed Consolidated Statements of Operations and Other Comprehensive Income (Loss) for the Three and Nine Months Ended September 30, 2023 and 2022 (Unaudited)	4
Condensed Consolidated Statements of Stockholders’ Equity (Deficit) for the Three and Nine Months Ended September 30, 2023 and 2022 (Unaudited)	5
Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2023 and 2022 (Unaudited)	6
Notes to Condensed Consolidated Financial Statements as of September 30, 2023 (Unaudited)	7
ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	23
ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	30
ITEM 4 – CONTROLS AND PROCEDURES	30
PART II – OTHER INFORMATION	31
ITEM 1 – LEGAL PROCEEDINGS	31
ITEM 1.A – RISK FACTORS	31
ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	31
ITEM 3 – DEFAULTS UPON SENIOR SECURITIES	31
ITEM 4 – MINE SAFETY DISCLOSURES	31
ITEM 5 – OTHER INFORMATION	31
ITEM 6 – EXHIBITS	32
SIGNATURE PAGE	33

PART I – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

INVESTVIEW, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2023	2022
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$22,512,638	$20,317,253
Restricted cash, current	390,119	931,540
Prepaid assets	1,031,876	366,561
Receivables	1,925,758	1,255,542
Inventory	-	249,480
Income tax paid in advance	84,533	535,932
Other current assets	2,047,582	2,360,957
Total current assets	27,992,506	26,017,265

Fixed assets, net	7,736,196	8,508,274

Other assets:
Restricted cash, long term	-	240,105
Other restricted assets, long term	135,670	113,139
Operating lease right-of-use asset	134,419	223,692
Deposits	2,588,127	473,598
Total other assets	2,858,216	1,050,534

Total assets	$38,586,918	$35,576,073

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued liabilities	$6,270,194	$4,608,786
Payroll liabilities	83,461	197,300
Income tax payable	245,402	240,603
Customer advance	-	96,609
Deferred revenue	2,803,982	2,074,574
Derivative liability	8,827	24,426
Dividend liability	240,410	236,630
Operating lease liability, current	115,901	148,226
Related party debt, net of discounts, current	1,202,917	1,201,927
Debt, net of discounts, current	2,938,757	2,938,757
Total current liabilities	13,909,851	11,767,838

Operating lease liability, long term	30,132	79,432
Accrued liabilities, long term	1,586,190	-
Related party debt, net of discounts, long term	1,077,213	824,581
Debt, net of discounts, long term	3,335,519	5,529,646
Total long term liabilities	6,029,054	6,433,659

Total liabilities	19,938,905	18,201,497

Commitments and contingencies	-	-

Stockholders’ equity (deficit):
Preferred stock, par value: $0.001; 50,000,000 shares authorized, 252,192 and 252,192 issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	252	252
Common stock, par value $0.001; 10,000,000,000 shares authorized; 2,333,356,496 and 2,636,275,489 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	2,333,356	2,636,275
Additional paid in capital	103,527,994	104,350,746
Accumulated other comprehensive income (loss)	(23,218)	(23,218)
Accumulated deficit	(87,190,371)	(89,589,479)
Total stockholders’ equity (deficit)	18,648,013	17,374,576

Total liabilities and stockholders’ equity (deficit)	$38,586,918	$35,576,073

The accompanying notes are an integral part of these condensed consolidated financial statements.

INVESTVIEW, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND OTHER COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

Revenue:
Subscription revenue, net of refunds, incentives, credits, and chargebacks	$16,117,992	$11,823,581	$41,659,185	$36,658,790
Mining revenue	2,905,182	2,777,634	7,798,279	9,412,751
Cryptocurrency revenue	146,466	351,433	513,285	1,308,809
Mining equipment repair revenue	-	43,511	23,378	123,621
Digital wallet revenue	-	-	-	5,868
Total revenue, net	19,169,640	14,996,159	49,994,127	47,509,839

Operating costs and expenses:
Cost of sales and service	3,147,890	2,144,733	7,614,768	5,873,214
Commissions	9,272,024	6,551,195	24,005,229	20,380,676
Selling and marketing	7,410	17,874	536,464	53,139
Salary and related	1,714,299	2,359,225	5,416,292	5,215,833
Professional fees	285,133	601,367	1,202,674	2,350,687
Impairment expense	-	625	-	7,008
Loss (gain) on disposal of assets	-	(118,041)	184,221	(389,550)
General and administrative	2,500,129	2,916,167	7,190,383	7,611,867
Total operating costs and expenses	16,926,885	14,473,145	46,150,031	41,102,874

Net income (loss) from operations	2,242,755	523,014	3,844,096	6,406,965

Other income (expense):
Gain (loss) on debt extinguishment	-	-	-	455
Gain (loss) on fair value of derivative liability	11,939	2,319	15,596	40,155
Realized gain (loss) on cryptocurrency	(58,401)	(318,000)	170,444	(1,338,597)
Interest expense	(4,726)	(4,726)	(14,024)	(14,024)
Interest expense, related parties	(310,594)	(310,595)	(929,008)	(2,339,729)
Other income (expense)	431,603	49,872	1,027,108	107,725
Total other income (expense)	69,821	(581,130)	270,116	(3,544,015)

Income (loss) before income taxes	2,312,576	(58,116)	4,114,212	2,862,950
Income tax expense	(304,262)	(362,563)	(1,100,599)	(1,004,308)

Net income (loss)	2,008,314	(420,679)	3,013,613	1,858,642

Dividends on Preferred Stock	(204,835)	(204,835)	(614,505)	(614,505)

Net income (loss) applicable to common shareholders	$1,803,479	$(625,514)	$2,399,108	$1,244,137

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	$-	$-	$-	$(218)
Total other comprehensive income (loss)	-	-	-	(218)
Comprehensive income (loss)	$2,008,314	$(420,679)	$3,013,613	$1,858,424

Basic income (loss) per common share	$0.00	$(0.00)	$0.00	$0.00
Diluted income (loss) per common share	$0.00	$(0.00)	$0.00	$0.00

Basic weighted average number of common shares outstanding	2,632,983,119	2,641,275,489	2,635,166,049	2,690,146,350
Diluted weighted average number of common shares outstanding	3,669,411,690	2,641,275,489	3,671,594,620	3,726,574,921

The accompanying notes are an integral part of these condensed consolidated financial statements.

INVESTVIEW, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022

(Unaudited)

						Accumulated
					Additional	Other
	Preferred stock		Common stock		Paid in	Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Total

Balance, December 31, 2021	252,192	$252	2,904,210,762	$2,904,211	$101,883,573	$(23,000)	$(75,825,195)	$28,939,841
Common stock issued for services and other stock based compensation	-	-	-	-	255,163	-	-	255,163
Common stock repurchased from related parties	-	-	(43,101,939)	(43,102)	(1,680,906)	-	-	(1,724,008)
Common stock cancelled	-	-	(150,000,000)	(150,000)	150,000	-	-	-
Dividends	-	-	-	-	-	-	(204,835)	(204,835)
Foreign currency translation adjustment	-	-	-	-	-	380	-	380
Net income (loss)	-	-	-	-	-	-	2,379,029	2,379,029
Balance, March 31, 2022	252,192	252	2,711,108,823	2,711,109	100,607,830	(22,620)	(73,651,001)	29,645,570
Common stock issued for services and other stock based compensation	-	-	-	-	242,024	-	-	242,024
Common stock cancelled	-	-	(69,833,334)	(69,834)	69,834	-	-	-
Contribution of crypto currency from related party	-	-	-	-	1,185,821	-	-	1,185,821
Dividends	-	-	-	-	-	-	(204,835)	(204,835)
Foreign currency translation adjustment	-	-	-	-	-	(598)	-	(598)
Net income (loss)	-	-	-	-	-	-	(99,708)	(99,708)
Balance, June 30, 2022	252,192	252	2,641,275,489	2,641,275	102,105,509	(23,218)	(73,955,544)	30,768,274
Common stock issued for services and other stock based compensation	-	-	-	-	1,274,615	-	-	1,274,615
Dividends	-	-	-	-	-	-	(204,835)	(204,835)
Net income (loss)	-	-	-	-	-	-	(420,679)	(420,679)
Balance, September 30, 2022	252,192	$252	2,641,275,489	$2,641,275	$103,380,124	$(23,218)	$(74,581,058)	$31,417,375

Balance, December 31, 2022	252,192	$252	2,636,275,489	$2,636,275	$104,350,746	$(23,218)	$(89,589,479)	$17,374,576
Common stock issued for services and other stock based compensation	-	-	-	-	768,613	-	-	768,613
Warrant Exercise	-	-	230	-	23	-	-	23
Derivative liability extinguished with warrant exercise	-	-	-	-	3	-	-	3
Dividends	-	-	-	-	-	-	(204,835)	(204,835)
Net income (loss)	-	-	-	-	-	-	407,894	407,894
Balance, March 31, 2023	252,192	252	2,636,275,719	2,636,275	105,119,385	(23,218)	(89,386,420)	18,346,274
Common stock issued for services and other stock based compensation	-	-	-	-	628,615	-	-	628,615
Dividends	-	-	-	-	-	-	(204,835)	(204,835)
Net income (loss)	-	-	-	-	-	-	597,405	597,405
Balance, June 30, 2023	252,192	252	2,636,275,719	2,636,275	105,748,000	(23,218)	(88,993,850)	19,367,459
Common stock issued for services and other stock based compensation	-	-	-	-	649,455	-	-	649,455
Common stock purchased and canceled	-	-	(302,919,223)	(302,919)	(2,869,461)	-	-	(3,172,380)
Dividends	-	-	-	-	-	-	(204,835)	(204,835)
Net income (loss)	-	-	-	-	-	-	2,008,314	2,008,314
Balance, September 30, 2023	252,192	$252	2,333,356,496	$2,333,356	$103,527,994	$(23,218)	$(87,190,371)	$18,648,013

The accompanying notes are an integral part of these condensed consolidated financial statements.

INVESTVIEW INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$3,013,613	$1,858,642
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	3,258,738	4,251,122
Amortization of debt discount	252,632	1,643,726
Stock issued for services and other stock based compensation	2,046,683	1,771,802
Lease cost, net of repayment	7,648	(23,419)
(Gain) loss on debt extinguishment	-	(455)
(Gain) loss on disposal of assets	184,221	(389,550)
(Gain) loss on fair value of derivative liability	(15,596)	(40,155)
Realized (gain) loss on cryptocurrency	(170,444)	1,338,597
Impairment expense	-	7,008
Changes in operating assets and liabilities:
Receivables	(670,216)	(68,826)
Inventory	74,645	(371,796)
Prepaid assets	(665,315)	(164,124)
Income tax paid in advance	451,399	(611,584)
Other current assets	(1,142,470)	(2,907,972)
Deposits	(2,114,529)	-
Accounts payable and accrued liabilities	(38,621)	1,320,583
Income tax payable	4,799	(807,827)
Customer advance	(96,609)	66,368
Deferred revenue	729,408	(1,242,000)
Deferred tax liability	-	994,308
Accrued interest	14,024	14,024
Accrued interest, related parties	676,377	696,002
Net cash provided by (used in) operating activities	5,800,387	7,334,474

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash received for the disposal of fixed assets	23,278	1,044,492
Cash paid for fixed assets	(2,529,237)	(15,265,360)
Net cash provided by (used in) investing activities	(2,505,959)	(14,220,868)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments for related party debt	(675,387)	(2,718,142)
Repayments for debt	(724,130)	(729,016)
Payments for share repurchase	-	(1,724,008)
Dividends paid	(481,075)	(470,563)
Proceeds from the exercise of warrants	23	-
Net cash provided by (used in) financing activities	(1,880,569)	(5,641,729)

Effect of exchange rate translation on cash	-	(218)

Net increase (decrease) in cash, cash equivalents, and restricted cash	1,413,859	(12,528,341)
Cash, cash equivalents, and restricted cash - beginning of period	21,488,898	32,616,906
Cash, cash equivalents, and restricted cash - end of period	$22,902,757	$20,088,565

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$699,757	$828,142
Income taxes	$645,500	$1,429,411
Non-cash investing and financing activities:
Common stock purchased and canceled	$3,172,380	$219,834
Derivative liability extinguished with warrant exercise	$3	$-
Dividends declared	$614,505	$614,505
Dividends paid with cryptocurrency	$129,650	$129,817
Debt and related party debt extinguished in exchange for cryptocurrency	$1,484,021	$1,487,797
Recognition of lease liability and ROU assets at lease commencement	$23,520	$-
Cryptocurrency received from sale of fixed assets	$9,913	$-
Purchase of fixed assets with cryptocurrrency	$-	$259,916
Transfer of fixed assets to inventory	$-	$567,522
Contribution of cryptocurrency from related party	$-	$1,185,821

The accompanying notes are an integral part of these condensed consolidated financial statements.

INVESTVIEW, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2023

(Unaudited)

NOTE 1 – ORGANIZATION AND NATURE OF BUSINESS

Organization

Investview, Inc. was incorporated on January 30, 1946, under the laws of the state of Utah as the Uintah Mountain Copper Mining Company. In January 2005, we changed domicile to Nevada and changed our name to Voxpath Holding, Inc. In September of 2006, we merged with The Retirement Solution Inc. and then changed our name to The Retirement Solution.Com, Inc. Subsequently, in October 2008, we changed our name to Global Investor Services, Inc., before changing our name to Investview, Inc., on March 27, 2012.

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

Nature of Business

We operate a financial technology (FinTech) services company in several different businesses. We deliver multiple products and services through a direct selling network, also known as multi-level marketing, of independent distributors that offer our products and services through a subscription-based revenue model to our distributors, as well as by our distributors to a large base of customers that we refer to as “members”. Through this business, we provide research, education, and investment tools designed to assist the self-directed investor in successfully navigating the financial markets. These services include research and education regarding equities, options, FOREX, ETFs, binary options, and cryptocurrency. In addition to trading research and education, we also offer software applications to assist the individual in debt reduction, increased savings, budgeting, and proper tax management. Each product subscription includes a core set of trading tools and research along with the personal finance management suite to provide an individual with complete access to the information necessary to cultivate and manage his or her financial situation. In addition to our education subscriptions, through a distribution arrangement we have with a third party, we provided our members with an opportunity to purchase through such third party, a specialty form of adaptive digital currency called “ndau”. The sale of ndau was discontinued during the quarter ended September 30, 2023. Through our direct selling model, we compensate our distributors with commissions under a standard bonus plan that allows for discretionary bonuses based on performance.

We also operate a blockchain technology business that provides leading-edge research, development, and FinTech services involving the management of digital asset technologies with a focus on Bitcoin mining and the new generation of digital assets. We currently own and manage over 5,000 next-generation Bitcoin application-specific integrated circuit (“ASIC”) miner machines, with 100% of such machines being powered by renewable energy sources, mainly hydropower plants and geothermal. We are also developing new and more efficient ways to mine cryptocurrencies through innovations in hardware, firmware, and additional ways to develop and utilize renewable energy sources, to increase the hash rate, uptime, profitability, and overall ROI of our crypto currency mining operations.

INVESTVIEW, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2023

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations (Regulation S-X) of the Securities and Exchange Commission (the “SEC”) and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the three and nine months ended September 30, 2023, are not necessarily indicative of the operating results that may be expected for the filing of our December 31, 2023 Form 10-K. These unaudited condensed consolidated financial statements should be read in conjunction with the December 31, 2022 consolidated financial statements and notes thereto included in our Annual Report on Form 10-K.

Principles of Consolidation

The consolidated financial statements include the accounts of Investview, Inc., and our wholly owned subsidiaries: iGenius, LLC (formerly Kuvera, LLC), Apex Tek, LLC (formerly Razor Data, LLC), SAFETek, LLC (formerly WealthGen Global, LLC), United Games, LLC, United League, LLC, iGenius Global LTD (formerly Kuvera (N.I.) LTD), Investview Financial Group Holdings, LLC, Investview MTS, LLC, MyLife Wellness Company, and S.A.F.E Management, LLC. All intercompany transactions and balances have been eliminated in consolidation.

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

AS OF SEPTEMBER 30, 2023

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

Concentration of Credit Risk

Financial instruments that potentially expose us to concentration of credit risk include cash, accounts receivable, and advances. We place our cash and temporary cash investments with credit quality institutions. At times, such investments may be in excess of the FDIC insurance limit of $250,000. As of September 30, 2023 and December 31, 2022, cash balances that exceeded FDIC limits were $5,306,536 and $18,202,860, respectively. We have not experienced significant losses relating to these concentrations in the past.

Cash Equivalents and Restricted Cash

For purposes of reporting cash flows, we consider all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. As of September 30, 2023 and December 31, 2022, we had no highly liquid debt instruments.

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the balance sheet that sum to the total of the same such amounts shown in the statement of cash flows.

	September 30, 2023	December 31, 2022
Cash and cash equivalents	$22,512,638	$20,317,253
Restricted cash, current	390,119	931,540
Restricted cash, long term	-	240,105
Total cash, cash equivalents, and restricted cash shown on the statement of cash flows	$22,902,757	$21,488,898

Amount included in restricted cash represent funds required to be held in an escrow account by a contractual agreement and will be used for paying dividends to our Series B Preferred Stockholders and funds required to be held in an account as collateral for business charges on our Company credit card.

Receivables

Receivables are carried at net realizable value, representing the outstanding balance less an allowance for doubtful accounts based on a review of all outstanding amounts. Management determines the allowance for doubtful accounts by regularly evaluating individual receivables and receivables are written off when deemed uncollectible. Recoveries of receivables previously written off are recorded when received. We had an allowance for doubtful accounts of $722,324 and $719,342 as of September 30, 2023 and December 31, 2022, respectively. A portion of our receivables balance is for amounts held in reserve by our merchant processors for future returns and chargebacks. The amount held in reserve was $500,000 and $775,000 as of September 30, 2023 and December 31, 2022, respectively.

INVESTVIEW, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2023

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

Fixed assets were made up of the following at each balance sheet date:

	Estimated Useful Life (years)	September 30, 2023	December 31, 2022
Furniture, fixtures, and equipment	10	$2,970	$76,716
Computer equipment	3	10,440	12,869
Leasehold improvements	Remaining Lease Term	-	40,528
Data processing equipment	3	14,179,769	13,187,312
Mining repair tools and equipment	1	-	13,627
		14,193,179	13,331,052
Accumulated depreciation		(6,456,983)	(4,822,778)
Net book value		$7,736,196	$8,508,274

Total depreciation expense for the nine months ended September 30, 2023 and 2022, was $3,258,738 and $4,251,122, respectively, all of which was recorded in our general and administrative expenses on our statement of operation. During the nine months ended September 30, 2023, we sold assets with a total net book value of $26,729 for cash of $23,278 and bitcoin worth $9,913, therefore recognized a gain on disposal of assets of $6,462. This gain was offset by loss on disposal of assets with a net book value of $15,848. During the nine months ended September 30, 2022, we sold assets with a total net book value of $654,942 for cash of $1,044,492, therefore recognized a gain on disposal of assets of $389,550.

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

We hold cryptocurrency-denominated assets and include them in our consolidated balance sheet as other assets. The value of our cryptocurrencies as of September 30, 2023 and December 31, 2022, were $2,183,252 ($2,047,582 current and $135,670 restricted long term) and $2,474,096 ($2,360,957 current and $113,139 restricted long term), respectively. Cryptocurrencies purchased or received for payment from customers are recorded in accordance with ASC 350-30 and cryptocurrencies awarded to the Company through its mining activities ($7,798,279 and $9,412,751 for the nine months ended September 30, 2023 and 2022, respectively) are accounted for in connection with the Company’s revenue recognition policy. The use of cryptocurrencies is accounted for in accordance with the first in first out method of accounting. For the nine months ended September 30, 2023 and 2022, we recorded realized gains (losses) on our cryptocurrency transactions of $170,444 and $(1,338,597), respectively.

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

AS OF SEPTEMBER 30, 2023

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

During the nine months ended September 30, 2023, no impairment was recorded. During the nine months ended September 30, 2022, we impaired our fixed assets with a cost basis of $15,772 due to the lack of use. We had recorded accumulated depreciation and accumulated amortization of $8,764 for the impaired assets through the date of impairment, therefore we recorded impairment expense of $7,008 during the nine months ended September 30, 2022.

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

Our financial instruments consist of cash, accounts receivable and accounts payable, and debt. We have determined that the book value of our outstanding financial instruments as of September 30, 2023 and December 31, 2022, approximates the fair value due to their short-term nature or interest rates that approximate prevailing market rates.

Items recorded or measured at fair value on a recurring basis in the accompanying consolidated financial statements consisted of the following items as of September 30, 2023:

	Level 1	Level 2	Level 3	Total
Total Assets	$-	$-	$-	$-

Derivative liability	$-	$-	$8,827	$8,827
Total Liabilities	$-	$-	$8,827	$8,827

Items recorded or measured at fair value on a recurring basis in the accompanying consolidated financial statements consisted of the following items as of December 31, 2022:

	Level 1	Level 2	Level 3	Total
Total Assets	$-	$-	$-	$-

Derivative liability	$-	$-	$24,426	$24,426
Total Liabilities	$-	$-	$24,426	$24,426

INVESTVIEW, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2023

(Unaudited)

Revenue Recognition

Subscription Revenue

Most of our revenue is generated by subscription sales and payment is received at the time of purchase. We recognize subscription revenue in accordance with ASC 606-10 where revenue is measured based on a consideration specified in a contract with a customer and recognized when we satisfy the performance obligation specified in each contract. Our performance obligation is to provide services over a fixed subscription period; therefore, we recognize revenue ratably over the subscription period and deferred revenue is recorded for the portion of the subscription period subsequent to each reporting date. Additionally, we offer a designated trial period to first time subscription customers, during which a full refund can be requested if a customer does not wish to continue with the subscription. Revenues are deferred during the trial period as collection is not probable until that time has passed. Revenues are presented net of refunds, sales incentives, credits, and known and estimated credit card chargebacks. As of September 30, 2023 and December 31, 2022, our deferred revenues were $2,803,982 and $2,074,574, respectively.

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

Cryptocurrency Revenue

We generate revenue from the sale of cryptocurrency packages to our customers through an arrangement with a third-party supplier. The various packages included different amounts of coin with differing rates of returns and terms. The coin is delivered by a third-party supplier. The sale of cryptocurrency packages was discontinued during the quarter ended September 30, 2023.

We recognize cryptocurrency revenue in accordance with ASC 606-10 where revenue is measured based on a consideration specified in a contract with a customer and recognized when we satisfy the performance obligation specified in each contract. Our performance obligation is to arrange for the third-party to provide coin to our customers and payment is received from our customers at the time of order placement. All customers are given two weeks to request a refund, therefore we record a customer advance on our balance sheet upon receipt of payment. After the two weeks have passed from order placement, we request our third-party supplier to deliver the coin, at which time we recognize revenue and the amounts due to our supplier on our books. As of September 30, 2023 and December 31, 2022, our customer advances related to cryptocurrency revenue were $0 and $96,609, respectively.

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

AS OF SEPTEMBER 30, 2023

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

Revenue generated for the nine months ended September 30, 2023, was as follows:

	Subscription Revenue	Cryptocurrency Revenue	Mining Revenue	Miner Repair Revenue	Total
Gross billings/receipts	$45,284,739	$990,785	$7,798,279	$23,378	$54,097,181
Refunds, incentives, credits, and chargebacks	(3,625,554)	-	-	-	(3,625,554)
Amounts paid to providers	-	(477,500)	-	-	(477,500)
Net revenue	$41,659,185	$513,285	$7,798,279	$23,378	$49,994,127

For the nine months ended September 30, 2023, foreign and domestic revenues were approximately $38.1 million and $11.9 million, respectively.

Revenue generated for the nine months ended September 30, 2022, was as follows:

	Subscription Revenue	Cryptocurrency Revenue	Mining Revenue	Miner Repair Revenue	Digital Wallet Revenue	Total
Gross billings/receipts	$39,087,141	$2,548,316	$9,412,751	$123,621	$7,157	$51,178,986
Refunds, incentives, credits, and chargebacks	(2,428,351)	-	-	-	-	(2,428,351)
Amounts paid to providers	-	(1,239,507)	-	-	(1,289)	(1,240,796)
Net revenue	$36,658,790	$1,308,809	$9,412,751	$123,621	$5,868	$47,509,839

For the nine months ended September 30, 2022 foreign and domestic revenues were approximately $32.2 million and $15.3 million, respectively.

Revenue generated for the three months ended September 30, 2023, was as follows:

	Subscription Revenue	Cryptocurrency Revenue	Mining Revenue	Total
Gross billings/receipts	$17,499,805	$258,466	$2,905,182	$20,663,453
Refunds, incentives, credits, and chargebacks	(1,381,813)	-	-	(1,381,813)
Amounts paid to providers	-	(112,000)	-	(112,000)
Net revenue	$16,117,992	$146,466	$2,905,182	$19,169,640

INVESTVIEW, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2023

(Unaudited)

For the three months ended September 30, 2023, foreign and domestic revenues were approximately $14.7 million and $4.5 million, respectively.

Revenue generated for the three months ended September 30, 2022, was as follows:

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

Advertising, Selling, and Marketing Costs

We expense advertising, selling, and marketing costs as incurred. Advertising, selling, and marketing costs include costs of promoting our product worldwide, including promotional events. Advertising, selling, and marketing expenses for the nine months ended September 30, 2023 and 2022, totaled $536,464 and $53,139, respectively.

Cost of Sales and Service

Included in our costs of sales and services are amounts paid to our trading and market experts that provide financial education content and tools to our subscription customers, hosting and energy fees that we pay to vendors at third-party sites in order to generate mining revenue, and the costs associated with our miner repair revenue. Costs of sales and services for the nine months ended September 30, 2023 and 2022, totaled $7,614,768 and $5,873,214, respectively.

Inventory

Inventory consists of finished goods to be sold as part of our miner repair revenue and materials that were purchased for refurbishment but will be sold as purchased due to the Company winding down the refurbishment and sale of repaired miners. Inventory is valued at the lower of cost or net realizable value using the first-in, first-out (FIFO) method and is inclusive of any shipping and tax costs. During the nine months ended September 30, 2023, we recognized a loss on disposal of assets of $174,835. As of September 30, 2023 and December 31, 2022 the net realizable value of our inventory was $0 and $249,480, respectively.

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

AS OF SEPTEMBER 30, 2023

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

The following table illustrates the computation of diluted earnings per share for the three months ended September 30, 2023. Due to the net loss for the three months ended September 30, 2022 there were 1,036,428,571 potentially dilutive securities that were excluded from the diluted income per common share computation, as the effect of including these shares would be antidilutive.

September 30, 2023
Net income (loss)	$2,008,314
Less: preferred dividends	(204,835)
Add: interest expense on convertible debt	225,129
Net income available to common shareholders (numerator)	$2,028,608

Basic weighted average number of common shares outstanding	2,632,983,119
Dilutive impact of convertible notes	471,428,571
Dilutive impact of non-voting membership interest	565,000,000
Diluted weighted average number of common shares outstanding (denominator)	3,669,411,690

Diluted income per common share	$0.00

The following table illustrates the computation of diluted earnings per share for the nine months ended September 30, 2023 and 2022, where no potentially dilutive securities were excluded from the computation:

	September 30, 2023	September 30, 2022
Net income (loss)	$3,013,613	$1,858,642
Less: preferred dividends	(614,505)	(614,505)
Add: interest expense on convertible debt	675,387	469,884
Net income available to common shareholders (numerator)	$3,074,495	$1,714,021

Basic weighted average number of common shares outstanding	2,635,166,049	2,690,146,350
Dilutive impact of convertible notes	471,428,571	471,428,571
Dilutive impact of non-voting membership interest	565,000,000	565,000,000
Diluted weighted average number of common shares outstanding (denominator)	3,671,594,620	3,726,574,921

Diluted income per common share	$0.00	$0.00

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

AS OF SEPTEMBER 30, 2023

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

During the nine months ended September 30, 2023, we recorded a net income from operations of $3,844,096 and net income of $3,013,613. As of September 30, 2023, we have unrestricted cash and cash equivalents of $22,512,638 and a working capital balance of $14,082,655. As of September 30, 2023, our unrestricted cryptocurrency balance was reported at a cost basis of $2,047,582. Management does not believe there are any liquidity issues as of September 30, 2023.

NOTE 5 – RELATED-PARTY TRANSACTIONS

Related Party Debt

Our related-party payables consisted of the following:

	September 30, 2023	December 31, 2022
Convertible Promissory Note entered into on 4/27/20, net of debt discount of $855,038 as of September 30, 2023 [1]	$444,962	$347,782
Convertible Promissory Note entered into on 5/27/20, net of debt discount of $464,219 as of September 30, 2023 [2]	235,781	183,020
Convertible Promissory Note entered into on 11/9/20, net of debt discount of $903,530 as of September 30, 2023 [3]	396,470	293,779
Working Capital Promissory Note entered into on 3/22/21 [4]	1,202,917	1,201,927
Total related-party debt	2,280,130	2,026,508
Less: Current portion	(1,202,917)	(1,201,927)
Related-party debt, long term	$1,077,213	$824,581

[1]	On April 27, 2020, we received proceeds of $1,300,000 from DBR Capital, LLC, an entity controlled by our Chairman, and entered into a convertible promissory note. The note is secured by collateral of the Company and its subsidiaries and certain Company shares pledged by non-affiliated shareholders. The note bears interest at 20% per annum, payable monthly, and the principal is due and payable on April 27, 2030. Per the original terms of the agreement, the note was convertible into common stock at a conversion price of $0.01257 per share, which was amended on November 9, 2020 to reduce the conversion price to $0.007 per share. At inception we recorded a beneficial conversion feature and debt discount of $1,300,000. During the nine months ended September 30, 2023, we recognized $97,180 of the debt discount into interest expense, as well as expensed an additional $195,012 of interest expense on the note, all of which was repaid during the period.

[2]	On May 27, 2020, we received proceeds of $700,000 from DBR Capital, LLC, and entered into a convertible promissory note. The note is secured by collateral of the Company and its subsidiaries, and certain Company shares pledged by non-affiliated shareholders. The note bears interest at 20% per annum, payable monthly, and the principal is due and payable on April 27, 2030. Per the original terms of the agreement, the note was convertible into common stock at a conversion price of $0.01257 per share, which was amended on November 9, 2020 to reduce the conversion price to $0.007 per share. At inception we recorded a beneficial conversion feature and debt discount of $700,000. During the nine months ended September 30, 2023, we recognized $52,761 of the debt discount into interest expense as well as expensed an additional $105,003 of interest expense on the note, all of which was repaid during the period.

INVESTVIEW, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2023

(Unaudited)

[3]	On November 9, 2020, we received proceeds of $1,300,000 from DBR Capital, LLC, and entered into a convertible promissory note. The note is secured by collateral of the Company and its subsidiaries, and certain Company shares pledged by non-affiliated shareholders. The note bears interest at 38.5% per annum, made up of a 25% interest rate per annum and a facility fee of 13.5% per annum, payable monthly beginning February 1, 2021, and the principal is due and payable on April 27, 2030. Per the terms of the agreement, the note is convertible into common stock at a conversion price of $0.007 per share. At inception we recorded a beneficial conversion feature and debt discount of $1,300,000. During the nine months ended September 30, 2023, we recognized $102,691 of the debt discount into interest expense as well as expensed an additional $375,372 of interest expense on the note, all of which was repaid during the period.

[4]	On March 22, 2021, we entered into Securities Purchase Agreements to purchase 100% of the operating assets of SSA Technologies LLC, an entity that owns and operates a FINRA-registered broker-dealer. SSA is controlled and partially owned by Joseph Cammarata, our former Chief Executive Officer. (See Note 10). Commencing upon execution of the agreements and through the closing of the transactions, we agreed to provide certain transition service arrangements to SSA. In connection with the transactions, we entered into a Working Capital Promissory Note with SSA under which SSA was to have advanced to us up to $1,500,000 before the end of 2021; however, SSA only provided advances of $1,200,000, to date. The note bears interest at the rate of 0.11% per annum. The note was due and payable by January 31, 2022; however, has not yet been repaid as we consider our legal options in light of SSA’s failure to complete its funding obligations. During the nine months ended September 30, 2023, we recorded interest expense of $990 on the note. The note was to have been secured by the pledge of 12,000,000 shares of our common stock; however, it remains unsecured as the pledge of shares was not implemented at the closing of the loan.

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

On September 29, 2023, we closed on the purchase in a private transaction of shares of our common stock under the terms of a Stock Purchase and Release Agreement dated September 18, 2023 (the “Agreement”). Under the Agreement, the Company purchased for surrender in a series of private transactions, an aggregate of 302,919,223 shares of the Company’s common stock (the “Purchased Shares”) from sellers consisting of Mario Romano, Annette Raynor, and a series of their family members and related entities (collectively, the “Sellers”). The Purchased Shares were purchased for aggregate consideration of $2,922,380, representing a price of $0.00964739 per share. One-eighth of the purchase price is to be paid within seven (7) days of the closing, with the balance payable in a series of equal quarterly payments over seven (7) consecutive quarters thereafter.

In addition to the cash consideration for the Purchased Shares, the Company also agreed to cover a limited amount of the legal fees incurred by the Sellers in the transaction, as well as provide Mr. Romano and Ms. Raynor with a $250,000 expense allowance, payable in installments, to cover legal fees and other expenses on a non-accountable basis, in connection with any matters that may arise in which either or both of Mr. Romano and/or Ms. Raynor served as officers and directors of the Company. In return, Mr. Romano and Ms. Raynor agreed to waive any future entitlement, if at all, to indemnification of costs and expenses, including legal fees under Nevada law or otherwise arising from or relating to any period in which Romano or Raynor were officers and directors of the Company.

The consideration paid for the Purchased Shares of $2,922,380 plus the $250,000 expense allowance was allocated to the share purchase for a total of $3,172,380 (see NOTE 9).

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

INVESTVIEW, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2023

(Unaudited)

NOTE 6 – DEBT

Our debt consisted of the following:

	September 30, 2023	December 31, 2022
Loan with the U.S. Small Business Administration dated 4/19/20 [1]	$532,891	$543,237
Long term notes for APEX lease buyback [2]	5,741,385	7,925,166
Total debt	6,274,276	8,468,403
Less: Current portion	2,938,757	2,938,757
Debt, long term portion	$3,335,519	$5,529,646

[1]	In April 2020, we received proceeds of $500,000 from a loan entered into with the U.S. Small Business Administration. Under the terms of the loan interest is to accrue at a rate of 3.75% per annum. We began making installment payments of $2,437 in October 2022. All interest and principal is due and payable thirty years from the date of the loan. During the nine months ended September 30, 2023 and 2022 we recorded $14,024 and $14,024, respectively, worth of interest on the loan. During the nine months ended September 30, 2023 we made interest payments on the loan of $24,370.

[2]	During the year ended March 31, 2021, we entered into notes with third parties for $19,089,500 in exchange for the cancellation of APEX leases previously entered into, which resulted in our purchase of all rights and obligations under the leases. We agreed to settle a portion of the debt during the year ended March 31, 2021, at a discount to the original note terms offered, by making lump sum payments, issuing shares of our common stock, issuing shares of our preferred stock, and issuing cryptocurrency. The remaining notes are all due December 31, 2024 and have a fixed monthly payment that is equal to 75% of the face value of the note, divided by 48 months. The monthly payments began the last day of January 2021 and continue until December 31, 2024 when the last monthly payment will be made, along with a balloon payment equal to 25% of the face value of the note, to extinguish the debt. During the nine months ended September 30, 2023, we repaid a portion of the debt with cash payments of $699,760 and issuances of cryptocurrency valued at $1,484,021. During the nine months ended September 30, 2022, we repaid a portion of the debt with cash payments of $729,016 and issuances of cryptocurrency valued at $1,487,797.

NOTE 7 – DERIVATIVE LIABILITY

During the nine months ended September 30, 2023, we had the following activity in our derivative liability account relating to our warrants:

Derivative liability at December 31, 2022	$24,426
Derivative liability recorded on new instruments	-
Derivative liability reduced by warrant exercise (see NOTE 9)	(3)
(Gain) loss on fair value	(15,596)
Derivative liability at September 30, 2023	$8,827

We use the binomial option pricing model to estimate fair value for those instruments at inception, at warrant exercise, and at each reporting date. During the nine months ended September 30, 2023, the assumptions used in our binomial option pricing model were in the following range:

Risk free interest rate	4.80-5.03%
Expected life in years	1.84 - 2.75
Expected volatility	117 - 143%

INVESTVIEW, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2023

(Unaudited)

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

At commencement of the Wyckoff Lease, right-of-use assets obtained in exchange for new operating lease liabilities amounted to $22,034. The original 24.5-month term of the Wyckoff Lease was extended through July 2025 with an option for the Company to terminate with 60 days’ written notice beginning June 1, 2024. The earliest termination date is July 31, 2024. At the extension of the Wyckoff Lease, right-of-use assets obtained in exchange for new operating lease liabilities amounted to $23,520.

At date of acquisition of the Haverford Lease, right-of-use assets and lease liabilities obtained amounted to $125,522 and $152,961, respectively. The term of the Haverford Lease was extended through December 2024. At the extension of the Haverford Lease, right-of-use assets obtained in exchange for new operating lease liabilities amounted to $172,042.

Operating lease expense was $128,583 for the nine months ended September 30, 2023. Operating cash flows used for the operating leases during the nine months ended September 30, 2023, was $120,935. As of September 30, 2023, the weighted average remaining lease term was 1.34 years and the weighted average discount rate was 12%.

Future minimum lease payments under non-cancellable leases as of September 30, 2023, were as follows:

Remainder of 2023	$23,808
2024	116,027
2025	7,835
Total	147,670
Less: Interest	(1,637)
Present value of lease liability	146,033
Operating lease liability, current [1]	(115,901)
Operating lease liability, long term	$30,132

[1]	Represents lease payments to be made in the next 12 months.

NOTE 9 – STOCKHOLDERS’ EQUITY (DEFICIT)

Preferred Stock

We are authorized to issue up to 50,000,000 shares of preferred stock with a par value of $0.001 and our board of directors has the authority to issue one or more classes of preferred stock with rights senior to those of common stock and to determine the rights, privileges, and preferences of that preferred stock.

Our Board of Directors approved the designation of 2,000,000 of the Company’s shares of preferred stock as Series B Cumulative Redeemable Perpetual Preferred Stock (“Series B Preferred Stock”), each with a stated value of $25 per share. Our Series B Preferred Stockholders are entitled to receive cumulative dividends at the annual rate of 13% per annum of the stated value, equal to $3.25 per annum per share. The Series B Preferred Stock is redeemable at our option or upon certain change of control events.

INVESTVIEW, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2023

(Unaudited)

During the year ended March 31, 2021, we commenced a public securities offering to sell a total of 2,000,000 units at $25 per unit (“Unit Offering”), with each unit consisting of: (i) one share of our newly authorized Series B Preferred Stock and (ii) five warrants each exercisable to purchase one share of common stock at an exercise price of $0.10 per warrant share. Each Warrant offered is immediately exercisable on the date of issuance, will expire 5 years from the date of issuance, and its value has been classified as a fair value liability due to the terms of the instrument (see NOTE 7). The Unit Offering was completed on or about August 17, 2021, having resulted in the public offer and sale of 252,192 Units.

As of September 30, 2023 and December 31, 2022, we had 252,192 shares of preferred stock issued and outstanding.

Preferred Stock Dividends

During the nine months ended September 30, 2023, we recorded $614,505 for the cumulative cash dividends due to the shareholders of our Series B Preferred Stock. We made payments of $481,075 in cash and issued $129,650 worth of cryptocurrency to reduce the amounts owed. As a result, we recorded $240,410 as a dividend liability on our balance sheet as of September 30, 2023.

During the nine months ended September 30, 2022, we recorded $614,505 for the cumulative cash dividends due to the shareholders of our Series B Preferred Stock. We made payments of $470,563 in cash and issued $129,817 worth of cryptocurrency to reduce the amounts owed.

Common Stock Transactions

During the nine months ended September 30, 2023, we issued 230 shares of common stock as a result of warrants exercised, resulting in proceeds of $23 and an increase in additional paid in capital of $3 for the derivative liability extinguished with the exercise (see NOTE 7). Also, during the nine months ended September 30, 2023, we repurchased 302,919,223 shares from two of the original founders of the Company and a series of their family members and related entities in exchange for cash of $3,172,380 (see NOTE 5). We also recognized $2,046,683 in stock-based compensation based on grant date fair values and vesting terms of awards granted in prior periods.

During the nine months ended September 30, 2022, we cancelled 219,833,334 shares of our common stock that had been issued but were forfeited voluntarily by the holders thereof, consisting of: 150,000,000 shares collectively surrendered by Mario Romano and Annette Raynor under the Separation Agreements (see NOTE 5); and 69,833,334 outstanding unvested restricted shares that were surrendered by senior management prior to vesting in consideration of the issuance of replacement options (discussed below). As a result, we decreased common stock by $219,834 and increased additional paid in capital by the same. Further, 33,333,333 shares of common stock formerly held by Joseph Cammarata were forfeited as of December 31, 2021 in connection with his termination by the Company (relating primarily to his then ongoing legal proceedings). All forfeited shares were deemed cancelled as of June 30, 2022. Also, during the nine months ended September 30, 2022, we repurchased 43,101,939 shares from members of our then management team and Board of Directors in exchange for cash of $1,724,008 to pay for tax withholdings (see NOTE 5). We also recognized $383,906 in stock-based compensation based on grant date fair values and vesting terms of awards granted in prior periods.

As of September 30, 2023 and December 31, 2022, we had 2,333,356,496 and 2,636,275,489 shares of common stock issued and outstanding, respectively.

Options

During the year ended December 31, 2022, we restructured unvested incentive equity awards previously granted to our senior leadership team. The Company’s senior management team and board of directors unanimously agreed to surrender and terminate an aggregate of 68,533,334 outstanding unvested restricted shares of our common stock and 218,500,000 shares of our common stock that we agreed to issue, subject to conditions of issuance, in exchange for the issuance of options to purchase 360,416,665 shares of our common stock, vesting in equal amounts over a five-year period, at an exercise price of $0.05 per share, with a seven-year life. The third-party valuation firm we engaged to value these options utilized the Black Scholes Model to value these options and the expense related to these options is being recognized over their vesting terms. Total stock compensation expense related to the options for the nine months ended September 30, 2023 and 2022, was $2,036,345 and $1,384,210, respectively.

INVESTVIEW, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2023

(Unaudited)

Warrants

Transactions involving our warrants are summarized as follows:

		Weighted
	Number of	Average
	Shares	Exercise Price
Warrants outstanding at December 31, 2022	1,178,320	$0.10
Granted	-	$-
Canceled/Expired	-	$-
Exercised	(230)	$0.10
Warrants outstanding at September 30, 2023	1,178,090	$0.10

Details of our warrants outstanding as of September 30, 2023, is as follows:

Exercise Price	Warrants Outstanding	Warrants Exercisable	Weighted Average Contractual Life (Years)
$0.10	1,178,090	1,178,090	2.40

Class B Units of Investview Financial Group Holdings, LLC

As of September 30, 2023, and December 31, 2022, there were 565,000,000 Units of Class B Investview Financial Group Holdings, LLC issued and outstanding. These units were issued as consideration for the purchase of operating assets and intellectual property rights of MPower, a company controlled and partially owned by David B. Rothrock and James R. Bell, two of our board members. The Class B Redeemable Units have no voting rights but can be exchanged at any time, within 5 years from the date of issuance, for 565,000,000 shares of our common stock on a one-for-one basis and are subject to significant restrictions upon resale through 2025 under the terms of a lock up agreement entered into as part of the purchase agreement. In order to properly account for the purchase transaction on the Company’s financial statements, we were required by applicable financial reporting standards to value the Class B Units issued to MPower in the transaction as of the closing date of the MPower sale transaction (September 3, 2021). For these accounting purposes, we concluded that the “fair value” of the consideration for financial accounting purposes, at the if-converted market value of the underlying common shares was $58.9 million, based on the closing market price of $0.1532 on the closing date of September 3, 2021, as discounted from $86.6 million by 32% (or $27.7 million) to reflect the significant lock up period. The “fair value” valuation of the Class B Units, however, was completed relying on a certain set of methodologies that are accepted for accounting purposes, and is not necessarily indicative of the “fair market value” that may be implied relative to such Units in a commercial transaction not governed by financial reporting standards. In particular, the methodology used to value the Class B Units at their “fair value” did not take into account any blockage discounts that may otherwise apply after the expiration of the lock-up period in 2025; while other valuation methodologies, not bound by financial reporting codifications, would possibly determine that the blockage discount associated with the resale of 565 million shares after the expiration of the lock-up period, into a marketplace that has limited market liquidity, could possibly have a material downward influence on the valuation.

NOTE 10 – COMMITMENTS AND CONTINGENCIES

In the ordinary course of business, we may be, or have been, involved in legal proceedings. During the nine months ended September 30, 2023, we were not involved in any material legal proceedings, however, during November 2021 we received a subpoena from the United States Securities and Exchange Commission (“SEC”) for the production of documents. We have reason to believe that the focus of the SEC’s inquiry involves whether certain federal securities laws were violated in connection with, among other things, the offer and sale of our now discontinued Apex sale and leaseback program, the operation of our direct selling network now known as iGenius, and the offer and sale of cryptocurrency products. In the subpoena, the SEC advised that the investigation does not mean that the SEC has concluded that we or anyone else has violated federal securities laws and or any other law. We believe that we have complied at all times with the federal securities laws. However, we are aware of the evolving SEC commentary and rulemaking process relative to the characterization of cryptocurrency products under federal securities laws that is sweeping through a large number of businesses that operate within the cryptocurrency sector. We have to date and continue to cooperate fully with the SEC’s investigation and will continue to work with outside counsel to review the matter.

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

AS OF SEPTEMBER 30, 2023

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

On March 22, 2021, we entered into Securities Purchase Agreements to purchase 100% of the operating assets of SSA Technologies LLC, an entity that owns and operates a FINRA-registered broker-dealer. SSA is controlled and partially owned by Joseph Cammarata, our former Chief Executive Officer. Commencing upon execution of the agreements and through the closing of the transactions, we agreed to provide certain transition service arrangements to SSA. In connection with the transactions, we entered into a Working Capital Promissory Note with SSA under which SSA was to have advanced to us up to $1,500,000 before the end of 2021; however, SSA has only provided advances of $1,200,000 to date. The note bears interest at the rate of 0.11% per annum therefore we recognized $990 worth of interest expense on the loan during the nine months ended September 30, 2023. The note was due and payable by January 31, 2022; however, has not yet been repaid as we consider our legal options in light of SSA’s failure to complete its funding obligations. The note was to have been secured by the pledge of 12,000,000 shares of our common stock; however, it remains unsecured as the pledge of shares was not implemented at the closing of the loan. As a result of his recent incarceration, the Company has been unable to further adjudicate these issues with Mr. Cammarata.

NOTE 11 – INCOME TAXES

For the periods ended September 30, 2023, and September 30, 2022, the Company used a discrete effective tax rate method for recording income taxes, as compared to an estimated full year annual effective tax rate method, as an estimate of the annual effective tax rate cannot be made.

Provision for income taxes for the three and nine months ended September 30, 2023, was $304,262 and $1,100,599, respectively, resulting in an effective tax rate of 13.2% and 26.8%, respectively. Provision for income taxes for the three and nine months ended September 30, 2022 was $362,563 and $1,004,308, respectively, resulting in an effective tax rate of (623.9%) and 35.1%, respectively. The provision for income taxes was primarily impacted by pretax book income, permanent differences, and by the change in valuation allowance on deferred tax assets.

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

Business Overview

We operate a financial technology (FinTech) services company in several different businesses. We deliver multiple products and services through a direct selling network, also known as multi-level marketing, of independent distributors that offer our products and services through a subscription-based revenue model to our distributors, as well as by our distributors to a large base of customers that we refer to as “members”. Through this business, we provide research, education, and investment tools designed to assist the self-directed investor in successfully navigating the financial markets. These services include research and education regarding equities, options, FOREX, ETFs, binary options, and cryptocurrency. In addition to trading research and education, we also offer software applications to assist the individual in debt reduction, increased savings, budgeting, and proper tax management. Each product subscription includes a core set of trading tools and research along with the personal finance management suite to provide an individual with complete access to the information necessary to cultivate and manage his or her financial situation. In addition to our education subscriptions, through a distribution arrangement we have with a third party, we provided our members with an opportunity to purchase through such third party, a specialty form of adaptive digital currency called “ndau”. The sale of ndau was discontinued during the quarter ended September 30, 2023. Through our direct selling model, we compensate our distributors with commissions under a standard bonus plan that allows for discretionary bonuses based on performance.

We also operate a blockchain technology business that provides leading-edge research, development, and FinTech services involving the management of digital asset technologies with a focus on Bitcoin mining and the new generation of digital assets. We own and manage over 5,000 next-generation Bitcoin application-specific integrated circuit (“ASIC”) miner machines, with 100% of such machines being powered by renewable energy sources, mainly hydropower plants and geothermal. We are also developing new and more efficient ways to mine cryptocurrencies through innovations in hardware, firmware, and additional ways to develop and utilize renewable energy sources, to increase the hash rate, uptime, profitability, and overall ROI of our crypto currency mining operations.

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

Results of Operations

Three Months Ended September 30, 2023 Compared to Three Months Ended September 30, 2022

Revenues

	Three Months Ended September 30,		Increase
	2023	2022	(Decrease)
	(unaudited)	(unaudited)
Subscription revenue, net of refunds, incentives, credits, and chargebacks	$16,117,992	$11,823,581	$4,294,411
Mining revenue	2,905,182	2,777,634	127,548
Cryptocurrency revenue	146,466	351,433	(204,967)
Miner equipment repair revenue	-	43,511	(43,511)
Total revenue, net	$19,169,640	$14,996,159	$4,173,481

Revenue, net, increased $4,173,481 or 28%, from $14,996,159 for the three months ended September 30, 2022, to $19,169,640 for the three months ended September 30, 2023. The increase can be explained by $4.3 million and $128 thousand increases in our subscription revenue and mining revenue, offset by a $205 thousand and $44 thousand decrease in our cryptocurrency revenue and miner repair revenue, respectively. The $4.3 million or 36% increase in subscription revenue was due to significant product enhancements and expansion into new markets globally, resulting in substantial growth in our membership; the $128 thousand or 5% increase in mining revenue was primarily the result of a 32% increase in the average value of Bitcoin and further enhanced by the replacement of older less efficient Bitcoin mining equipment with new generation higher performing miners which was partially offset by an 81% increase in Bitcoin mining difficulty and higher power and hosting rates during the same period; and the $205 thousand or (58%) decrease in cryptocurrency revenue was due to an overall decrease in the number of sales of NDAU packages.

Operating Costs and Expenses

	Three Months Ended September 30,		Increase
	2023	2022	(Decrease)
	(unaudited)	(unaudited)
Cost of sales and service	$3,147,890	$2,144,733	$1,003,157
Commissions	9,272,024	6,551,195	2,720,829
Selling and marketing	7,410	17,874	(10,464)
Salary and related	1,714,299	2,359,225	(644,926)
Professional fees	285,133	601,367	(316,234)
Impairment expense	-	625	(625)
Loss (gain) on disposal of assets	-	(118,041)	118,041
General and administrative	2,500,129	2,916,167	(416,038)
Total operating costs and expenses	$16,926,885	$14,473,145	$2,453,740

Operating costs increased $2,453,740, or 17%, from $14,473,145 for the three months ended September 30, 2022, to $16,926,885 for the three months ended September 30, 2023. The increase can be explained by an increase in commissions of $2.7 million, which was a result of increases in our subscription revenue, an increase in cost of sales and services of $1 million, which was a result of an increase in the cost of mining, and an increase in loss (gain) on disposal of assets of $118 thousand, which was a result of a loss recognized during the prior period from the sale of mining equipment from our repair business. These increases were offset by a decrease in salary and related costs of $645 thousand, which was a result of the recognition of more stock-based compensation during the prior period, a decrease in general and administrative, which was a result of a decrease in depreciation expense, and a decrease in professional fees of $316 thousand due to decreased legal expenses.

Other Income and Expenses

	Three Months Ended September 30,
	2023	2022	Change
	(unaudited)	(unaudited)
Gain (loss) on fair value of derivative liability	11,939	2,319	9,620
Realized gain (loss) on cryptocurrency	(58,401)	(318,000)	259,599
Interest expense	(4,726)	(4,726)	-
Interest expense, related parties	(310,594)	(310,595)	1
Other income (expense)	431,603	49,872	381,731
Total other income (expense)	$69,821	$(581,130)	$650,951

We recorded other income of $69,821 for the three months ended September 30, 2023, which was a difference of $650,951, or 112%, from the prior period other expense of $581,130. The change is due to a decrease in the realized loss recorded on cryptocurrency in the current period of $58 thousand compared to a realized loss of $318 thousand in the prior period and an increase in Other income (expense) in the current period of $432 thousand compared to $50 thousand in the prior period, which was a result of earning more interest income due to our cash balances being held in higher interest bearing accounts in the current period compared to the prior period and lease payments received under a structured equipment lease agreement.

Nine Months Ended September 30, 2023 Compared to Nine Months Ended September 30, 2022

Revenues

	Nine Months Ended September 30,		Increase
	2023	2022	(Decrease)
	(unaudited)	(unaudited)
Subscription revenue, net of refunds, incentives, credits, and chargebacks	$41,659,185	$36,658,790	$5,000,395
Mining revenue	7,798,279	9,412,751	(1,614,472)
Cryptocurrency revenue	513,285	1,308,809	(795,524)
Miner equipment repair revenue	23,378	123,621	(100,243)
Digital wallet revenue	-	5,868	(5,868)
Total revenue, net	$49,994,127	$47,509,839	$2,484,288

Revenue, net, increased $2,484,288, or 5%, from $47,509,839 for the nine months ended September 30, 2022, to $49,994,127 for the nine months ended September 30, 2023. The increase can be explained by a $5 million increase in our subscription revenue, offset by a $1.6 million, $796 thousand, and $100 thousand decrease in our mining revenue, cryptocurrency revenue, and miner equipment repair revenue, respectively. The $5 million or 14% increase in subscription revenue was due to significant product enhancements and expansion into new markets globally, resulting in substantial growth in our membership; the $1.6 million or (17%) decrease in mining revenue was a result of a (17%) decrease in the average value of Bitcoin, a 67% increase in the average Bitcoin mining difficulty levels, the migration of mining servers to a new data center and increased power and hosting costs, partially offset by the replacement of older less efficient Bitcoin mining equipment with new generation higher performing miners; the $796 thousand decrease in cryptocurrency revenue was due to an overall decrease in the number of sales of NDAU and the discontinuation of the NDAU program offering; and the $100 thousand or (81%) decrease in miner equipment repair revenue was due to the discontinuance of our miner repair business during the quarter ended June 30, 2023.

Operating Costs and Expenses

	Nine Months Ended September 30,		Increase
	2023	2022	(Decrease)
	(unaudited)	(unaudited)
Cost of sales and service	$7,614,768	$5,873,214	$1,741,554
Commissions	24,005,229	20,380,676	3,624,553
Selling and marketing	536,464	53,139	483,325
Salary and related	5,416,292	5,215,833	200,459
Professional fees	1,202,674	2,350,687	(1,148,013)
Impairment expense	-	7,008	(7,008)
Loss (gain) on disposal of assets	184,221	(389,550)	573,771
General and administrative	7,190,383	7,611,867	(421,484)
Total operating costs and expenses	$46,150,031	$41,102,874	$5,047,157

Operating costs increased $5,047,157, or 12%, from $41,102,874 for the nine months ended September 30, 2022, to $46,150,031 for the nine months ended September 30, 2023. The increase can be explained by an increase in commissions of $3.6 million, which was a result of increases in our subscription revenue, an increase in cost of sales and services of $1.7 million, which was a result of an increase in the cost of mining, an increase in loss (gain) on disposal of assets of $574 thousand, which was a result of a loss recognized during the current period after the discontinuance of our mining equipment repair business, an increase in salary and related costs of $200 thousand, which was a result of the recognition of more stock-based compensation during the current period, and an increase in selling and marketing costs of $483 thousand, which was mainly driven by an iGenius sales and marketing event. These increases were offset by a decrease in professional fees of $1.1 million due to decreased legal expenses.

Other Income and Expenses

	Nine Months Ended September 30,
	2023	2022	Change
	(unaudited)	(unaudited)
Gain (loss) on debt extinguishment	$-	$455	$(455)
Gain (loss) on fair value of derivative liability	15,596	40,155	(24,559)
Realized gain (loss) on cryptocurrency	170,444	(1,338,597)	1,509,041
Interest expense	(14,024)	(14,024)	-
Interest expense, related parties	(929,008)	(2,339,729)	1,410,721
Other income (expense)	1,027,108	107,725	919,383
Total other income (expense)	$270,116	$(3,544,015)	$3,814,131

We recorded other income of $270,116 for the nine months ended September 30, 2023, which was a difference of $3,814,131, or 108%, from the prior period other expense of $3,544,015. The change is due to a realized gain recorded on cryptocurrency in the current period of $170 thousand compared to a realized loss of $1.3 million in the prior period, less related party interest expense recorded in current period versus the prior period ($929 thousand for the nine months ended September 30, 2023 compared to $2.3 million for the nine months ended September 30, 2022), and an increase in Other income (expense) in the current period of $1 million compared to $108 thousand in the prior period, which was a result of ticket sales from a promotional event iGenius held during the nine months ended September 30, 2023, earning more interest income due to our cash balances being held in higher interest bearing accounts in the current period compared to the prior period, and lease payments received under a structured equipment lease agreement. Amounts recorded in related party interest expense included the amortization of debt discounts, which was being recognized over the term of the debt, however, during the nine months ended September 30, 2022, we repaid two of our related party notes early, which resulted in the recognition of $1.2 million of the amortization of the related debt discount amounts into interest.

Liquidity and Capital Resources

During the nine months ended September 30, 2023, we recorded net income from operations of $3,844,096 and net income of $3,013,613. We used this cash, as well as other cash on hand, to fund operations, fund the purchase of $2,529,237 worth of fixed assets, to repay $675,387 worth of related party debt, and to repay $724,130 worth of debt. As a result, our cash, cash equivalents, and restricted cash increased by $1,413,859 to $22,902,757 as compared to $21,488,898 at the beginning of the fiscal year. As of September 30, 2023, our current assets exceeded our current liabilities to result in working capital of $14,082,655. We believe we will have sufficient resources, including cash flow from operations and access to capital markets, to meet debt service obligations in a timely manner and be able to meet our short-term business objectives.

Critical Accounting Policies

Basis of Accounting

Our policy is to prepare our financial statements on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations (Regulation S-X) of the Securities and Exchange Commission (the “SEC”) and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the three and nine months ended September 30, 2023, are not necessarily indicative of the operating results that may be expected for the filing of our December 31, 2023 Form 10-K. These unaudited condensed consolidated financial statements should be read in conjunction with the December 31, 2022 consolidated financial statements and notes thereto included in our Annual Report on Form 10-K.

Principles of Consolidation

The consolidated financial statements include the accounts of Investview, Inc., and our wholly owned subsidiaries: iGenius, LLC (formerly Kuvera, LLC), Apex Tek, LLC (formerly Razor Data, LLC), SAFETek, LLC (formerly WealthGen Global, LLC), United Games, LLC, United League, LLC, iGenius Global LTD (formerly Kuvera (N.I.) LTD), Investview Financial Group Holdings, LLC, Investview MTS, LLC, MyLife Wellness Company, and S.A.F.E Management, LLC. All intercompany transactions and balances have been eliminated in consolidation.

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

We hold cryptocurrency-denominated assets and include them in our consolidated balance sheet as other assets. The value of our cryptocurrencies as of September 30, 2023 and December 31, 2022, were $2,183,252 ($2,047,582 current and $135,670 restricted long term) and $2,474,096 ($2,360,957 current and $113,139 restricted long term), respectively. Cryptocurrencies purchased or received for payment from customers are recorded in accordance with ASC 350-30 and cryptocurrencies awarded to the Company through its mining activities ($7,798,279 and $9,412,751 for the nine months ended September 30, 2023 and 2022, respectively) are accounted for in connection with the Company’s revenue recognition policy. The use of cryptocurrencies is accounted for in accordance with the first in first out method of accounting. For the nine months ended September 30, 2023 and 2022, we recorded realized gains (losses) on our cryptocurrency transactions of $170,444 and $(1,338,597), respectively.

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

During the nine months ended September 30, 2023, no impairment was recorded. During the nine months ended September 30, 2022, we impaired our fixed assets with a cost basis of $15,772 due to the lack of use. We had recorded accumulated depreciation and accumulated amortization of $8,764 for the impaired assets through the date of impairment, therefore we recorded impairment expense of $7,008 during the nine months ended September 30, 2022.

Subscription Revenue

Most of our revenue is generated by subscription sales and payment is received at the time of purchase. We recognize subscription revenue in accordance with ASC 606-10 where revenue is measured based on a consideration specified in a contract with a customer and recognized when we satisfy the performance obligation specified in each contract. Our performance obligation is to provide services over a fixed subscription period; therefore, we recognize revenue ratably over the subscription period and deferred revenue is recorded for the portion of the subscription period subsequent to each reporting date. Additionally, we offer a designated trial period to first time subscription customers, during which a full refund can be requested if a customer does not wish to continue with the subscription. Revenues are deferred during the trial period as collection is not probable until that time has passed. Revenues are presented net of refunds, sales incentives, credits, and known and estimated credit card chargebacks. As of September 30, 2023 and December 31, 2022, our deferred revenues were $2,803,982 and $2,074,574, respectively.

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

Cryptocurrency Revenue

We generate revenue from the sale of cryptocurrency packages to our customers through an arrangement with a third-party supplier. The various packages included different amounts of coin with differing rates of returns and terms. The coin is delivered by a third-party supplier. The sale of cryptocurrency packages was discontinued during the quarter ended September 30, 2023.

We recognize cryptocurrency revenue in accordance with ASC 606-10 where revenue is measured based on a consideration specified in a contract with a customer and recognized when we satisfy the performance obligation specified in each contract. Our performance obligation is to arrange for the third-party to provide to our customers and payment is received from our customers at the time of order placement. All customers are given two weeks to request a refund, therefore we record a customer advance on our balance sheet upon receipt of payment. After the two weeks have passed from order placement, we request our third-party supplier to deliver coin, at which time we recognize revenue and the amounts due to our supplier on our books. As of September 30, 2023 and December 31, 2022, our customer advances related to cryptocurrency revenue were $0 and $96,609, respectively.

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

Revenue generated for the nine months ended September 30, 2023, was as follows:

	Subscription Revenue	Cryptocurrency Revenue	Mining Revenue	Miner Repair Revenue	Total
Gross billings/receipts	$45,284,739	$990,785	$7,798,279	$23,378	$54,097,181
Refunds, incentives, credits, and chargebacks	(3,625,554)	-	-	-	(3,625,554)
Amounts paid to providers	-	(477,500)	-	-	(477,500)
Net revenue	$41,659,185	$513,285	$7,798,279	$23,378	$49,994,127

For the nine months ended September 30, 2023, foreign and domestic revenues were approximately $38.1 million and $11.9 million, respectively.

Revenue generated for the nine months ended September 30, 2022, was as follows:

	Subscription Revenue	Cryptocurrency Revenue	Mining Revenue	Miner Repair Revenue	Digital Wallet Revenue	Total
Gross billings/receipts	$39,087,141	$2,548,316	$9,412,751	$123,621	$7,157	$51,178,986
Refunds, incentives, credits, and chargebacks	(2,428,351)	-	-	-	-	(2,428,351)
Amounts paid to providers	-	(1,239,507)	-	-	(1,289)	(1,240,796)
Net revenue	$36,658,790	$1,308,809	$9,412,751	$123,621	$5,868	$47,509,839

For the nine months ended September 30, 2022 foreign and domestic revenues were approximately $32.2 million and $15.3 million, respectively.

Revenue generated for the three months ended September 30, 2023, was as follows:

	Subscription Revenue	Cryptocurrency Revenue	Mining Revenue	Total
Gross billings/receipts	$17,499,805	$258,466	$2,905,182	$20,663,453
Refunds, incentives, credits, and chargebacks	(1,381,813)	-	-	(1,381,813)
Amounts paid to providers	-	(112,000)	-	(112,000)
Net revenue	$16,117,992	$146,466	$2,905,182	$19,169,640

For the three months ended September 30, 2023, foreign and domestic revenues were approximately $14.7 million and $4.5 million, respectively.

Revenue generated for the three months ended September 30, 2022, was as follows:

	Subscription Revenue	Cryptocurrency Revenue	Mining Revenue	Miner Repair Revenue	Digital Wallet Revenue	Total
Gross billings/receipts	$12,638,375	$673,933	$2,777,634	$43,511	$-	$16,133,454
Refunds, incentives, credits, and chargebacks	(814,794)	-	-	-	-	(814,794)
Amounts paid to providers	-	(322,500)	-	-	-	(322,500)
Net revenue	$11,823,581	$351,433	$2,777,634	$43,511	$-	$14,996,159

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

Changes in Internal Controls

There were no changes in our internal controls over financial reporting during the fiscal quarter ended September 30, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

There have been no material changes to this information since reported on in the Annual Report on Form 10-K for the year ended December 31, 2022.

ITEM 1.A – RISK FACTORS

Other than as set forth below, there have been no material changes in the risk factors disclosed by us under Part I, Item 1A. Risk Factors contained in the Annual Report on Form 10-K for the year ended December 31, 2022.

The costs associated with our bitcoin mining operations could be subject to significant increase in the future should there occur an increase in the VAT tax imposed on our hosting services.

The Company’s bitcoin mining operations are hosted in a Northern European country that imposes a broadly-based consumption tax assessed on the value added to goods and services within its country (a “VAT tax”). However, upon the advice of local tax advisors, the Company has concluded that the imposition of a VAT tax upon in-country hosting services is subject to uncertainty. Rather than paying no VAT tax pending clarification of this uncertainty, and upon the advice of local tax advisors, the Company has implemented a structured leasing arrangement with its hosting counterparty in which lease payments to be received will be subject to a VAT tax upon which the Company will remit payment. While the Company believes that by adopting this type of structured arrangement, it can avoid any penalties or fines in the future should the local tax laws be modified or interpreted to apply to the local hosting services, there can be no assurances to this effect as the tax laws and interpretations thereof are subject to change, particularly in response to the tremendous growth in the high-powered computing industry. Further, there can be no assurances that if and to the extent that local tax laws are interpreted in the future to apply to hosting services, that the amount of VAT tax imposed upon the Company may not substantially exceed the amount payable under the currently contemplated structured leasing arrangement. A substantial increase in the amount of VAT tax due upon these local hosting operations, if it occurs, would increase the costs associated with the Company’s bitcoin operations, which could have a materially adverse effect on the Company’s business and operating results.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On September 29, 2023, Investview, Inc. (the “Company”) closed on the purchase in a private transaction of shares of its common stock under the terms of a Stock Purchase and Release Agreement dated September 18, 2023 (the “Agreement”). Under the Agreement, the Company purchased for surrender in a series of private transactions, an aggregate of 302,919,223 shares of the Company’s common stock (the “Purchased Shares”) from sellers consisting of Mario Romano, Annette Raynor, and a series of their family members and related entities (collectively, the “Sellers”). The Purchased Shares were purchased for aggregate consideration of $2,922,380, representing a price of $0.00964739 per share. One-eighth of the purchase price is to be paid within seven (7) days of the closing, with the balance payable in a series of equal quarterly payments over seven (7) consecutive quarters thereafter.

In addition to the cash consideration for the Purchased Shares, the Company also agreed to cover a limited amount of the legal fees incurred by the Sellers in the transaction, as well as provide Mr. Romano and Ms. Raynor with a $250,000 expense allowance, payable in installments, to cover legal fees and other expenses on a non-accountable basis, in connection with any matters that may arise in which either or both of Mr. Romano and/or Ms. Raynor served as officers and directors of the Company. In return, Mr. Romano and Ms. Raynor agreed to waive any future entitlement, if at all, to indemnification of costs and expenses, including legal fees under Nevada law or otherwise arising from or relating to any period in which Romano or Raynor were officers and directors of the Company.

Under the Agreement, the Sellers represented to the Company that the Purchased Shares represent one hundred percent (100%) of the common equity ownership in the Company of Mr. Romano, Ms. Raynor, and their respective family members and related entities. The Purchased Shares represent approximately 11.49% of the Company’s outstanding shares. As adjusted to reflect the surrender, the Company’s outstanding shares have been reduced from 2,636,275,719 to 2,333,356,496 shares of common stock.

Mr. Romano and Ms. Raynor were two of the original founders of the Company. They served as officers and directors of the Company through their resignations from those positions in January 2022. From January 2022 through August 2023, Mr. Romano and Ms. Raynor served as consultants to the Company. The Purchased Shares had been the subject of a lock-up agreement which limited resales until April 2025, the terms of which were waived to allow the transaction with the Company under the Agreement.

In addition to customary purchase and sale terms, under the Agreement, the Sellers, including Mr. Romano and Ms. Raynor, agreed to provide a customary release to the Company and its affiliates; as well, they agreed to certain customary standstill, non-disparagement, non-competition, and non-solicitation covenants.

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 – MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5 – OTHER INFORMATION

None.

ITEM 6 – EXHIBITS

The following exhibits are filed as a part of this report:

Exhibit Number*	Title of Document	Location

Item 10	Material Contracts

10.124	Stock Purchase and Release Agreement dated September 18, 2023	Incorporated by reference to the Current Report on Form 8-K filed on October 4, 2023

Item 31	Rule 13a-14(a)/15d-14(a) Certifications

31.01	Certification of Principal Executive Officer Pursuant to Rule 13a-14	This filing.

31.02	Certification of Principal Financial Officer Pursuant to Rule 13a-14	This filing.

Item 32	Section 1350 Certifications

32.01	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	This filing.

32.02	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	This filing.

Item 101***	Interactive Data File

101.INS	Inline XBRL Instance Document	This filing.

101.SCH	Inline XBRL Taxonomy Extension Schema	This filing.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase	This filing.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase	This filing.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase	This filing.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase	This filing.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)	This filing.

*	All exhibits are numbered with the number preceding the decimal indicating the applicable SEC reference number in Item 601 and the number following the decimal indicating the sequence of the particular document. Omitted numbers in the sequence refer to documents previously filed as an exhibit.

***	Users of this data are advised that, pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or Annual Report for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Exchange Act of 1934 and otherwise are not subject to liability.

SIGNATURE PAGE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

INVESTVIEW, INC.

Dated: November 13, 2023	By:	/s/ Victor M. Oviedo
Victor M. Oviedo
Chief Executive Officer
(Principal Executive Officer)

Dated: November 13, 2023	By:	/s/ Ralph R. Valvano
Ralph R. Valvano
Chief Financial Officer
(Principal Financial Officer and Accounting Officer)

