Form 10-K
period 2023-12-31
Investview, Inc.
filed 2024-03-29
CIK 862651

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2023

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___ to___.

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act) Yes☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. As of June 30, 2023, the aggregate market value of the issued and outstanding common stock held by non-affiliates of the registrant, based upon the closing price per share of $0.0285 of the common stock as traded on the OTCQB was approximately $75,133,858.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. As of March 29, 2024, there were 1,860,981,786 shares of common stock par value $0.001 per share, outstanding.

Documents incorporated by reference: NONE

INVESTVIEW, INC.

2023 FORM 10-K ANNUAL REPORT

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

We and our representatives may from time to time make written or oral statements that are “forward-looking”, including statements contained in Item 1. “Business” and Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” within this Form 10-K, in our other filings with the SEC, or in reports to our stockholders. In some cases, we have identified forward-looking statements by such words or phrases as “will likely result,” “is confident that,” “expect,” “expects,” “should,” “could,” “may,” “will continue to,” “believe,” “believes,” “anticipates,” “predicts,” “forecasts,” “estimates,” “projects,” “potential,” “intends” or similar expressions identifying “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, including the negative of those words and phrases. Such forward-looking statements are based on our current views and assumptions regarding future events, future business conditions and the outlook for the company based on currently available information. These forward-looking statements may include projections of our future financial performance, our anticipated growth strategies and anticipated trends in our business. These statements are only predictions based on our current expectations and projections about future events. These statements involve known and unknown risks, uncertainties and other factors that may cause actual results to be materially different from any results, levels of activity, performance or achievements expressed or implied by any forward-looking statement. These factors include, among other things, the risk factors listed in Item 1A “Risk Factors” of this Form 10-K. You should specifically consider the numerous risks outlined under “Risk Factors.” We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Although we believe the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, level of activity, performance or achievements. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of any of these forward-looking statements. We are under no duty to update any of these forward-looking statements after the date of this Form 10-K to conform our prior statements to actual results or revised expectations.

PART I

Item 1. Business

General

Investview, Inc., a Nevada corporation (which we refer to as “we,” “us,” “our,” “Investview,” or the “Company”), operates a diversified financial technology company that through its subsidiaries and global distribution network provides financial technology, education tools, content, research, and a digital asset technology company, which develops, operates, and supports blockchain technologies, with a focus on the Bitcoin blockchain ecosystem and the generation of digital assets. In addition, we are planning to expand our business into the retail brokerage and financial markets industry by integrating the online brokerage trading platform we acquired in connection with our recent acquisition of Opencash Securities, LLC (“Opencash”), with the proprietary algorithmic trading platform we acquired in September 2021. Opencash is an early-stage registered broker-dealer that plans to offer investors an online trading platform to enable self-directed retail brokerage services and develop synergies with the educational content and products offered by other of our business units.

Business

Financial Education and Technology

Through our wholly-owned subsidiary, iGenius, LLC (“iGenius”), we deliver multiple services and products, both domestically and internationally, through a direct selling network of independent distributors. Our products and services are offered through a subscription-based revenue model to a large base of customers that we refer to as “members”. These services and products consist of market research, analysis, education, and tools designed to assist the self-directed investor in successfully navigating the financial markets. These services include research, analysis, and education regarding equities, options, FOREX, ETFs, binary options, and cryptocurrency. We have multiple tiers of membership at varying upfront and monthly subscription costs, which provide members with the ability to meet their product and service needs and price point. We offer first time members a guarantee of satisfaction, whereby, during the designated trial period (10 days from initial purchase for domestic customers and 14 days from initial purchase for international customers) if the member for any reason is not satisfied with our products or services, the member may request a full refund.

Our services include access to our library of financial education content, as well as access to live and recorded education sessions, and trade alerts provided by independent market educators who are experienced professionals. We also offer access to education and software applications that are designed to assist our members in debt reduction, increased savings, budgeting, and proper tax management. In addition to the financial education technology and tools, iGenius members also gain access to a variety of benefits provided through third party partnerships and affinity arrangements, including access to a crypto trading software and a digital wallet platform. Further, through a distribution arrangement we had with Oneiro NA, Inc., we provided our members with an opportunity to purchase a specialty form of adaptive digital currency called “ndau”. These distribution arrangements ended after August 2023.

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

Blockchain Technology and Crypto Mining Products and Services

Through our wholly-owned subsidiary, SAFETek, LLC (“SAFETek”), we operate a Blockchain technology company that provides leading-edge research, development, and FinTech services involving the management of digital asset technologies with a focus on Bitcoin mining and the new generation of digital assets. At our North American and other international locations, SAFETek owns and manages over 5,000 next-generation Bitcoin application-specific integrated circuit (“ASIC”) miner machines, with 100% of such machines being powered by renewable energy sources, mainly hydropower plants and geothermal. Bitcoin mined at our locations is used to pay certain of our expenses, including bonus and commission payments to our U.S. and foreign independent distributors for our iGenius business, or otherwise held for investment purposes. We are also developing new and more efficient ways to mine cryptocurrencies through innovations in hardware, firmware, and additional ways to develop and utilize renewable energy sources. SAFETek operates a round-the-clock Network Operation Center (NOC) to achieve higher efficiency, productivity, and availability of Bitcoin Mining Servers. Through these activities, we aim to increase the hash rate, uptime, profitability, and overall ROI of our crypto currency mining operations.

Brokerage and Financial Technologies Services

Since 2021, we have pursued the development of a brokerage and financial markets business. This was originally designed to, among other things, commercialize on the proprietary trading platform we acquired in September 2021 from MPower Trading Systems, LLC (“MPower”), and take advantage of the growing on-line retail brokerage market. Our growth plan contemplated the organic start-up or acquisition of a registered broker-dealer through which we planned to offer a suite of financial services that would include self-directed retail brokerage services and access to our algorithmic trading platform. Following our recent acquisition of Opencash, we now plan to expand into the retail brokerage and financial markets industry by, among other things, integrating the online brokerage trading platform we acquired in connection with the Opencash acquisition, with the proprietary algorithmic trading platform we acquired in September 2021.

Apex Tek, LLC

Historically, through our wholly-owned subsidiaries Apex Tek, LLC and SAFETek, LLC, we sold high powered data processing equipment, known as the Apex package, to our customers which was then leased back to us for use in our crypto mining operations. We discontinued sales of the Apex package in June 2020, principally when COVID-19 created certain supply chain-related limitations on that business. Confronted with these limitations in the business, we offered the holders of our Apex leases the opportunity to cancel their leases, in exchange for which, we repurchased substantially all of the data processing equipment (subject to these leases) for approximately $19 million of promissory notes due on or about December 31, 2024 (which amount reflects the principal amount invested by all of such lease holders, plus a 25% premium). During the fourth quarter ended December 31, 2023, we further offered all note holders an early payoff option. By December 31, 2023, we had repaid or settled approximately $18.4 million of the outstanding principal amount owed on the promissory notes, and for promissory notes not repaid or settled, we will continue to pay monthly installments under the promissory notes as they become due. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

Sales and Marketing

We market our financial education and technology services and products through a network of independent “distributors” located both within the United States and internationally who market our products and services to customers through a direct sales model. Approximately 90% of our independent distributors are members who elect to participate in our distribution program. Approximately 9% of our members are currently also distributors. We have adopted various policies and procedures to which our members and independent distributors are expected to adhere, and for which we provide regular compliance training programs and conduct active compliance monitoring. We seek to motivate our independent distributors by offering high quality products and services and providing product support and financial incentives. iGenius members are eligible to receive bonuses on sales of new memberships and on upgrades in membership sold to their personally enrolled members. Bonuses for enrollments and upgraded enrollments vary depending on the level of membership that a member is enrolled in. In addition, our distributors are eligible for additional bonuses each time their personally enrolled members renew their subscriptions. We believe that the opportunity for our independent distributors to earn bonuses and commissions contributes significantly to our ability to retain our most active and productive distributors.

We principally market our Blockchain technology and crypto mining products and services through trade shows, business to business marketing and Blockchain supporting relationships.

In the United States, we generally sell our products and services on a cash or credit card basis. We also periodically accept Bitcoin as a form of payment and use it to satisfy liabilities and certain operating expenses.

Materials and Suppliers

Digital asset mining is dependent on specialized digital asset mining hardware utilizing ASIC chips to discover blocks on blockchains using the 256-bit secure hashing algorithm. Almost all of these miners are produced outside of the United States, mostly in China and Southeast Asia, by a few manufacturers. As the market value of digital assets has increased, the demand for the newest, most efficient miners has also increased, thereby resulting in an increase in the price of miners. Our mining business is highly dependent upon digital asset mining equipment suppliers providing an adequate supply of new generation digital asset mining machines at economical prices to enable profitable mining by us. We are also dependent on the host of our power supply in Northern Europe who provides our power generation through hydroelectric sources. We believe that our relationship with our power supplier is good and that we generally have sufficient supply to conduct our business operations as presently contemplated. However, since the beginning of 2024, our power supply has been temporarily curtailed by approximately 38% as a direct result of low water levels that have cutback local hydroelectric power capacity. While we are hopeful that the water shortage responsible for this curtailment is temporary, we are unable to predict when our mining levels will return to pre-2024 levels.

Competition

Our financial education and technology services are sold in competition with other companies. We rely on our independent distributors to compete effectively in the direct selling markets, and our ability to attract and retain new members depends on various factors, including the training, support, product offerings, and financial incentives for the independent distributors.

With respect to our crypto mining business, we operate in a highly competitive environment. The primary drivers of competition include the demand for Bitcoin, the Bitcoin Network Difficulty level, sufficient capital resources to acquire large quantities of high-quality miners, the ability to secure these miners from a limited number of suppliers on rapid delivery schedules, and the ability to generate the highest productivity. Recently, there has been a significant increase in the number of Bitcoin miners attempting to expand their mining operations at scale. As more Bitcoin miners enter the space, we expect additional pressure on the industry, with greater competition for access to miners and mining infrastructure, which is in limited supply. Data center hosting is also highly competitive in the Bitcoin mining space. Our Bitcoin ASIC miner machines are nearly all powered by renewable energy, which supports our commitment to the highest level of ESG related standards and regulations.

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

Distribution Network Model

Our direct selling activities are regulated by the Federal Trade Commission (“FTC”), as well as various federal, state and local governmental agencies in the United States and foreign countries. These laws and regulations are generally intended to prevent fraudulent or deceptive schemes, which compensate participants primarily for recruiting additional participants without sufficient emphasis on providing tangible products and/or services. The laws and regulations governing direct selling are modified from time to time, and, like other direct selling companies, we may be subject from time to time to government investigations related to our direct selling activities. This may require us to make changes to our business model and our sales compensation plan.

Cryptocurrency Mining

Cryptocurrency mining is largely an unregulated activity at both the state and federal level, but government regulation is being actively considered by the United States federal government via a number of agencies and regulatory bodies. Regulations may substantially change in the future, and it is presently not possible to know how regulations will apply to or impact our businesses, or when they will be effective. United States and foreign country regulation of cryptocurrency mining is also important and determinative with respect to where we conduct our mining operations.

As the regulatory and legal environment evolves, we may become subject to new laws, such as further regulation by the SEC and other agencies, which may affect our mining and other activities. For additional discussion regarding our belief about the potential risks existing and future regulation pose to our business, see Part I, Item 1A. “Risk Factors” beginning on page 9 of this Annual Report.

Human Capital Resources

As of March 29, 2024, we had 26 employees, of which 24 were full-time and 2 are part-time. None of these employees are covered by a collective bargaining agreement. We have experienced no work stoppages and consider our relations with our employees to be good. We contract with a professional employer organization, or PEO, that administers our human resources, payroll and employee benefits functions for our employees in the United States. Although we recruit and select our workers, each of these workers is also an employee of record of the PEO. As a result, these workers are compensated through the PEO, are governed by the work policies created jointly by us and the PEO and receive their annual wage statements and other payroll or labor related reports from the PEO.

In addition to our employees, our human capital resources also include our independent distributors for our iGenius products and services, who are located worldwide. For information about our independent distributors, see Item 1. Business “Sales and Marketing.”

Intellectual Property

We rely on a combination of trade-secret protection and confidentiality and/or license agreements with our employees, customers, partners, and others to protect our proprietary rights. Relative to our distributors, we rely on a more customary form of confidentiality protection. It is our general practice to enter into confidentiality and invention assignment agreements with all of our employees and independent contractors. Such agreements include a confidentiality undertaking by the employee or independent contractor; ensure that all new intellectual property developed in the course of our relationship with employees or independent contractors is assigned to us; and require the employee or independent contractor to cooperate with us to protect our intellectual property during and after their relationship with us. With respect to our financial education and technology business, the intellectual property that makes our business competitive consists of, among others, the valuable trade secrets, know-how, concepts, methods, techniques and materials used in our business, consisting principally of educational materials, domain names, relationships with strategic vendors and customer lists.

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

With respect to our planned Brokerage and Financial Markets business, in September 2021 we acquired the source code and object code of the proprietary algorithmic trading platform of MPower. This also included all know-how and other intellectual property necessary, useful and/or used in the software. We also acquired a proprietary trading platform in connection with our acquisition of Opencash. The proprietary elements of each of our trading platforms are protected as trade secrets.

Corporate History

Investview was formed in the State of Utah on January 30, 1946, under its prior name Uintah Mountain Copper Mining Company. After the commencement and abandonment of several business plans, and after several name changes and change of domicile to Nevada, on March 27, 2012, we adopted our new business model and changed our name to Investview, Inc.

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

Item 1A. Risk Factors

Our business, financial condition, and results of operations, may be adversely affected by a number of factors, including the risk, factors, and uncertainties described under this Item 1A, and elsewhere in this Form 10-K. This is not an exhaustive list, and there are other factors that may be applicable to our business that are not currently known to us or that we currently do not believe are material. Any of these risks could have an adverse effect on our business, financial condition, operating results, or prospects, which could cause the trading price of our common stock to decline, and you could lose part or all of your investment. You should carefully consider the risks, factors, and uncertainties described below, together with the other information contained in this Form 10-K, as well as the risk, factors, uncertainties, and other information we disclose in other filings we make with the SEC before making an investment decision regarding our securities.

Risks Related to our Business Generally

Even though we were profitable for the year ended December 31, 2023, we have a history of losses from operations.

Although during our most recent year ended December 31, 2023, we recorded net income of $2,831,920, in prior years the Company has experienced losses. During the year ended December 31, 2022, we recorded a net loss of $12,944,944 which was due to our non-cash impairment expense of $14.6 million that had no impact on our cash flow, liquidity, or capital resources, and after excluding the impairment expense, we were able to show net income from operations of $1.7 million and $9.4 million of cash provided by our operating activities. During the nine-month period ended December 31, 2021, we recorded a net loss of $28,375,235 which was due to a one-time non-recurring charge of $51.6 million that had no impact on our cash flow, liquidity, or capital resources, and after excluding the one-time non-recurring charge, we were able to show net income from operations of $23.2 million and $27.7 million of cash provided by our operating activities. Although the losses during the year ended December 31, 2022, and during the nine months ended December 31, 2021, were due to non-cash impairment and a one-time non-recurring charge, respectively, losses of that magnitude could have an adverse reputational and commercial effect on us, including on our credit rating, banking matters, relationships with vendors, insurers, and credit processors, and other commercial relationships.

Climate change, and the regulatory and legislative developments related to climate change, may materially adversely affect our business and financial condition: Recent curtailment of power supply.

The impacts of climate change may materially and adversely impact the cost, production and financial performance of our operations. Further, any impacts to our business and financial condition as a result of climate change are likely to occur over a sustained period of time and are therefore difficult to quantify with any degree of specificity. For example, extreme weather events may result in adverse physical effects on portions of our infrastructure, which could disrupt our supply chain and ultimately our business operations. In addition, disruption of transportation and distribution systems could result in reduced operational efficiency and customer service interruption. Climate related events have the potential to disrupt our business, including the business of our customers, and may cause us to experience higher attrition, losses and additional costs to resume operations. Since the beginning of 2024, our power supply has been temporarily curtailed by approximately 38% as a direct result of low water levels that have cutback local hydroelectric power capacity. While we are hopeful that the water shortage responsible for this curtailment is temporary, we are unable to predict when our mining levels will return to pre-2024 levels. A prolonged disruption in our power supply levels could have a material adverse effect on our bitcoin mining operations, and possibly our overall results of operations.

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

Our growth plan contemplates our ability to create a Brokerage and Financial Markets business; however, this has been delayed for several years, and may be difficult to achieve as our platform for expansion is a start-up business in the early stages of its development.

Since 2021, we pursued the development of a brokerage and financial markets business. Our growth plan, however, contemplated the acquisition of a registered broker-dealer, which was originally to have been acquired from an affiliate of Joseph Cammarata, a former executive officer who was terminated in late 2021. However, due to delays and complications in that process, relating primarily to Mr. Cammarata’s then ongoing legal proceedings, even though unrelated to the business of the Company, we were caused in 2022 to abandon those efforts and continue our search for alternative acquisitions within the brokerage industry. With our recent acquisition of Opencash, a broker-dealer in the pre-revenue and early stages of its operations, we believe we will now be able to launch our expansion into the retail brokerage and financial markets industry. However, to do so, we will need to, among others, develop the infrastructure necessary to achieve retail operations, on-board customer support personnel and software developers, develop and implement a marketing strategy, secure the necessary securities clearing arrangements, continue the development of the online Opencash trading platform and complete our integration with the proprietary algorithmic trading platform we acquired in September 2021. Despite our best efforts, there can be no assurance that we will be able to achieve these objectives on a timely basis, if at all, as the development of an early-stage securities brokerage business involves inherent regulatory and operational risks and uncertainties.

Our business remains heavily impacted by interested party transactions with certain of our officers and directors.

Prior to 2022, the Company had engaged in a series of interested party transactions with its former directors and officers, Mario Romano and Annette Raynor. Those transactions were terminated in conjunction with a January 6, 2022, Separation and Release Agreement by which Mr. Romano and Ms. Raynor resigned their positions as officers and directors of the Company and surrendered 150,000,000 shares of our common stock, Subsequently, on September 9, 2023, we closed on the purchase in a private transaction of an aggregate of 302,919,223 shares of the Company’s common stock from sellers consisting of Mario Romano, Annette Raynor, and a series of their family members and related entities. These shares were purchased for aggregate consideration of $2,922,380, representing a price of $0.00964739 per share, with one-eighth of the purchase price paid on or about the closing, with the balance payable in a series of equal quarterly payments over seven (7) consecutive quarters thereafter.

During September 2021, we acquired, among other assets, a proprietary algorithmic trading platform from MPower, a business controlled by two members of our Board of Directors. The assets of MPower were acquired in consideration of the issuance of Class B Redeemable Units consisting of non-voting membership interests in our wholly owned subsidiary IFGH that are in the future redeemable for 565,000,000 Company common shares, presently representing over 20% of the Company’s current fully-diluted shares.

Further, by virtue of an April 27, 2020, convertible note financing arrangement we have with DBR Capital, LLC (“DBR Capital”) (see “ITEM 13. Certain Relationships and Related Transactions, and Director Independence”), an affiliate of our Chairman, David B. Rothrock, we borrowed the principal amount of $3,300,000 under convertible promissory notes that bear rates of interest between 20% and 38.5% per annum and are subject to conversion by DBR at a price of $.007 per share. Under this 2020 arrangement, DBR Capital has the right to compel the Company on or before December 31, 2024, to borrow up to an additional principal amount of $7,700,000. The presence of these arrangements, although negotiated by DBR Capital on an arms-length basis and in April 2020, at the time when the Company’s solvency was at imminent risk, could make it difficult for the Company to attract third-party capital in the future.

We might fail to realize the expected benefits and strategic objectives of our 2021 acquisition of a proprietary trading platform from a business affiliated with two members of the Company’s Board of Directors.

During September 2021, we acquired, among other assets, a proprietary algorithmic trading platform from MPower, a business controlled by two members of our Board of Directors. The assets of MPower were acquired in consideration of the issuance of Class B Redeemable Units consisting of non-voting membership interests in our wholly owned subsidiary IFGH that are in the future redeemable for 565,000,000 Company common shares on a one-for-one basis. While we believe such acquisition is expected to become a fundamental part of an overall strategy to create a Brokerage and Financial Markets business, we might not achieve our expected, or any, return on this investment. If we are unsuccessful at creating or growing this line of business, we may not be able to achieve our planned rates of growth or improve our market share, profitability or competitive position.

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

During November 2021, we received a subpoena from the United States Securities and Exchange Commission (“SEC”) for the production of documents. In the subpoena, the SEC advised that the investigation does not mean that the SEC has concluded that we or anyone else has violated federal securities laws and or any other law. Following our own internal review, we believe that we have complied at all times with the federal securities laws, and we have received no follow-up communications from the SEC following our production of documents in 2022. We have cooperated fully with the SEC’s investigation and will continue to work with outside counsel to respond to any further inquiries of the SEC, if, and to the extent they arise.

Unfavorable publicity associated with our ongoing regulatory matters.

Regardless of the ultimate outcome, we have experienced unfavorable publicity as a result of the SEC inquiry, even though we have fully cooperated with their inquiry and have received no follow-up from the SEC following our production of documents in 2022. Unfavorable publicity, whether justified or not, continues to have a negative impact on our commercial banking and credit card processing relationships, employees, business, products, and reputation, and could negatively impact our ability to attract, motivate, and retain banking relationships, members and distributors, and our ability to generate revenue.

We may be impacted by macroeconomic conditions due to global pandemics, epidemics or outbreaks of disease and the resulting global supply chain crisis.

Global trade conditions and consumer trends that originated during the COVID-19 pandemic may continue to persist and may also have long-lasting adverse impact on us and our industry. There are continued risks arising from new pandemics, epidemics or outbreaks of disease, and ongoing COVID-19 related issues which have had and could further have an adverse effect on suppliers and customers and create significant volatility and uncertainty and economic disruption. We believe the extent to which global pandemics, including new surges of COVID-19 variants, or any other pandemics, ultimately impact our business, financial condition, results of operations or cash flows will depend on numerous evolving factors that we may not be able to accurately predict, including, without limitation: the duration and scope of the pandemic; the success in delivering and efficacy of vaccines; governmental, business and individuals’ actions that have been and will be taken in response to the pandemic (including restrictions on travel and transport and workforce pressures); the effect on our suppliers and customers and customer demand for our core products and services; the effect on our sources of supply; the impact of the pandemic on economic activity and actions taken in response; closures of our and our suppliers’ and customers’ offices and facilities; the ability of our customers to pay for our products and services; financial market volatility; commodity prices; and the pace of recovery when the COVID-19 or other pandemic subsides. We cannot predict the duration or direction of current or new global trends or their sustained impact. Ultimately, we continue to monitor macroeconomic conditions to remain flexible and to optimize and evolve our business as appropriate, and we will have to accurately project demand and infrastructure requirements globally and deploy our workforce and capital resources accordingly. If we experience unfavorable global market conditions, or if we cannot or do not maintain operations at a scope that is commensurate with such conditions or are later required to or choose to suspend such operations again, our business, prospects, financial condition, and operating results may be harmed.

Cyber-attacks may disrupt our operations and expose us to significant liability.

We are at risk for cyber-attacks, such as phishing, and other attempts to gain unauthorized access to our systems, and we anticipate continuing to be subject to such attempts. There is an ongoing risk that some or all of our cryptocurrencies could be lost or stolen as a result of one or more of these incursions. As we increase in size, we may become a more appealing target of hackers, malware, cyber-attacks or other security threats, and, despite our implementation of strict security measures and frequent security audits, it is impossible to eliminate all such vulnerability. For instance, we may not be able to ensure the adequacy of the security measures employed by third parties, such as our service providers and any of our Data Center Hosting customers. Additionally, though we provide cybersecurity training for employees, we cannot guarantee that we will not be affected by attempted security breaches. Efforts to limit the ability of malicious actors to disrupt the operations of the internet or undermine our own security efforts may be costly to implement and may not be successful. Such breaches, whether attributable to a vulnerability in our systems or otherwise, could subject us to liability to our customers, suppliers, business partners and others, or give rise to legal and/or regulatory action, which could damage our reputation or otherwise materially harm our business, operating results, and financial condition, and result in claims of liability against us, damage our reputation and materially harm our business.

We rely on a well-known U.S. based third-party digital asset-focused custodian to safeguard our Bitcoin. If our third-party service provider experiences a security breach or cyber-attack and unauthorized parties obtain access to our Bitcoin, we may lose some or all of our Bitcoin and our financial condition and results of operations could be materially adversely affected.

We may accept, disburse, and hold cryptocurrency, which may subject us to exchange risk and additional tax and regulatory requirements.

We periodically accept Bitcoin as a form of payment and use it to satisfy liabilities. Cryptocurrency is not considered legal tender or backed by any government and has experienced significant price volatility, technological glitches, and various law enforcement and regulatory interventions. If we fail to comply with regulations or prohibitions applicable to us, we could face regulatory or other enforcement actions and potential fines and other consequences. We also hold cryptocurrencies directly, subjecting us to exchange rate risk as well as the risk that regulatory or other developments and the recent price volatility may adversely affect the value of the cryptocurrencies we hold. The uncertainties regarding legal and regulatory requirements relating to cryptocurrencies or transactions using cryptocurrencies, as well as potential accounting and tax issues or other requirements relating to cryptocurrencies, could have a material adverse effect on our business.

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

Policing unauthorized use of our technology is difficult, and some foreign laws do not provide the same level of protection as U.S. laws. Litigation may be necessary in the future to enforce our intellectual property rights, to protect our trademarks or trade secrets that we may obtain, or to determine the validity and scope of the proprietary rights of others. Such litigation could result in substantial costs and diversion of resources and have a material adverse effect on our future operating results.

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

Our iGenius products and services are marketed by a global network of independent distributors using a direct selling business model. Although we believe that our direct selling business model is generally in compliance with applicable legal standards, direct selling programs, in general, have often been the target of regulatory scrutiny by federal, state, and local governmental agencies in the United States and foreign countries, including the FTC. These laws and regulations are generally intended to prevent fraudulent or deceptive schemes, often referred to as “pyramid” schemes, which compensate participants primarily for recruiting additional participants without significant emphasis on product sales, whereas the more successful direct selling business models have and emphasize sales of products and services. The regulatory requirements concerning direct selling programs do not include “bright line” rules and are inherently fact-based and, thus, we are subject to the risk that these regulations or the enforcement or interpretation of these regulations by regulators or courts can change. The adoption of new regulations, or changes in the interpretations or enforcement of existing regulations, may result in significant compliance costs or require us to change or cease aspects of our network marketing program. In addition, the ambiguity surrounding these regulations can also affect the public perception of our business. In the normal course of operations, we may periodically receive an inquiry from a foreign regulator relative to matters of this nature, however, to our knowledge we are not under formal investigation relative to the practices of our direct selling network activities in any foreign country.

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

Our current products and other products and services that we may develop in the future will be based on proprietary software and customer-specific data that we protect by routine measures such as password protection, confidentiality and nondisclosure agreements with employees, and similar measures. Any unauthorized access to our software or data could materially disrupt our business and result in financial loss and damage to our business and reputation.

Our business could be negatively affected if any of the third-party providers of products or services offered through our membership packages default on their obligation to our members.

Through our iGenius membership program and our now discontinued Apex sale and leaseback program, our members gained access to a variety of benefits provided through third party partnerships and affinity arrangements, including products and services provided by third party investment professionals, access to a proprietary digital currency called “ndau” (which was discontinued during August 2023) and a supplemental total protection program offered by a third-party that claims to be an affiliate of a global insurance brokerage firm. We cannot ensure that such third-party providers will comply with their contractual requirements to our members or with applicable laws, rules, and regulations. Any significant failures by them could cause us to incur losses and could harm our reputation.

Included in our now discontinued Apex sale and leaseback program was a “guaranteed assets buy-back product” offered, administered and managed by a third-party provider, Total Protection Plus (“TPP”), a purported affiliate of a global insurance brokerage firm. According to marketing and legal documents provided by TPP, the product offered by TPP (the “TPP Program”) would function as a supplemental financial guaranty of a return on investment by providing Apex program customers with protection for the purchase price of such equipment, which could be redeemed by the customer by exercising an option for a cash payout to be paid by the third-party provider after a certain period of time, either 5 or 10 years. As an accommodation to our customers, the premiums for the TPP Program were paid for directly by the Company at no additional cost to the customer.

We have also historically offered our iGenius members the opportunity to access through TPP the right to participate in the TPP Program, in connection with such members’ purchases of ndau through the Oneiro ndau distribution program. Even though we suspended the distribution of ndau during August 2023, prior to such suspension, we had distributed over $16.8 million in ndau to our members who purchased ndau in conjunction with the TPP Program. According to marketing and legal documents provided by TPP, the TPP Program was purported by TPP to provide a supplemental financial guaranty of a return on investment in excess of the purchase price of the ndau. In its marketing materials, we believe TPP offered customers the right to receive a supplemental cash payout after 5 or 10 years, of between 50% to 100% of the original price of ndau purchased. As an accommodation to our ndau customers, the premiums paid to participate in the TPP Program, which the Company estimates at approximately $3.6 million, were paid directly by the Company at no additional cost to the customer.

During the fourth calendar quarter of 2021, we suspended any further offering of the TPP program in connection with the sale of ndau after the third-party provider was unable to comply with our standard vendor compliance protocols, citing certain offshore confidentiality entitlements. That suspension has remained in place as we have been unable to further validate the continued integrity of the TPP program and the vendor’s ability to honor its commitments to our members. We cannot ensure that such third-party provider will comply with its contractual requirements, which could cause our members to not achieve the level of return on their investments offered by TPP. While we do not believe that we have any legal responsibility to the customers who participated in the TPP Program, as it was offered and administered, and to be underwritten by TPP, there is a risk that any failure of TPP to perform its obligations to our customers, could expose us to claims of dissatisfied customers, even though we had no responsibility to underwrite the risk of the TPP Program, for which we paid to TPP premiums of approximately $3.6 million. The possible substantiality of those claims could have an adverse effect on our business, financial condition, and operating results.

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

Digital assets such as Bitcoin, that may be used, among other things, to buy and sell goods and services are a new and rapidly evolving industry of which the digital asset networks are prominent, but not unique, parts. The growth of the digital asset industry in general, and the digital asset networks of Bitcoin in particular, are subject to a high degree of uncertainty. The factors affecting the further development of the digital asset industry, as well as the digital asset networks, include:

●	continued worldwide growth in the adoption and use of Bitcoin and other digital assets;
●	government and quasi-government regulation of Bitcoin and other digital assets and their use, or restrictions on or regulation of access to and operation of the digital asset network or similar digital assets systems;
●	the maintenance and development of the open-source software protocol of the Bitcoin network;
●	changes in consumer demographics and public tastes and preferences;
●	the availability and popularity of other forms or methods of buying and selling goods and services, including new means of using fiat currencies;
●	general economic conditions and the regulatory environment relating to digital assets;
●	the impact of regulators focusing on digital assets and digital securities and the costs associated with such regulatory oversight; and
●	A decline in the popularity or acceptance of the digital asset networks of Bitcoin, or similar digital asset systems, could adversely affect an investment in us.
●	Changes or improvements in mining technologies and cryptology that could pose a threat to the efficiency or security of current mining technologies, for example, if quantum computing overcomes 256-bit encryption.

Our ability to achieve profitability is largely dependent on the price of Bitcoin, which has historically been volatile.

Our focus on our Bitcoin mining operations is largely based on our assumptions regarding the future value of Bitcoin, which has been subject to significant historical volatility and may be subject to influence from malicious actors, real or perceived scarcity, political, economic, and regulatory conditions, and speculation making its price more volatile or creating “bubble” type risks for the trading price of Bitcoin. Further, unlike traditional stock exchanges, which have listing requirements and vet issuers, requiring them to comply with rigorous listing standards and rules, and which monitor transactions for fraud and other improprieties, markets for Bitcoin and other cryptocurrencies tend to be underregulated, if they are regulated at all. Less stringent cryptocurrency markets have a higher risk of fraud or manipulation, and any lack of oversight or perceived lack of transparency could reduce confidence in the price of Bitcoin and other cryptocurrencies, which could adversely affect their price.

These factors make it difficult to accurately predict the future market price of Bitcoin and may also inhibit consumer trust in and market acceptance of cryptocurrencies as a means of exchange, which could limit the future adoption of Bitcoin and, as a result, our assumptions could prove incorrect. If our assumptions prove incorrect and the future price of Bitcoin is not sufficiently high, our income from our Bitcoin mining operations may not exceed our costs, and our operations may never achieve profitability.

Transaction fees may decrease demand for Bitcoin and prevent expansion.

As the number of Bitcoin block subsidy rewards for solving a block in a blockchain continue to reduce in half approximately every 4 years, transaction fees have increasingly been used to incentivize miners to continue to contribute to the Bitcoin network. However, high Bitcoin transaction fees may slow the adoption of Bitcoin as a means of payment, which may decrease demand for Bitcoin and future prices of Bitcoin may suffer as a result. If Bitcoin prices are not sufficiently high, our mining revenue may not exceed our associated costs, and our results of operations and financial condition may suffer. Further, because the price of shares of our common stock may be linked to the price of Bitcoin, if demand for Bitcoin decreases, causing future Bitcoin prices to decrease, the market price of our securities may be materially and adversely affected, limiting our ability to raise additional capital to fund our strategic growth plans.

Bitcoin is programmatically subject to “Halving,” meaning that the Bitcoin rewarded for solving a block will be reduced in the future and its value may not commensurately adjust to compensate us for such reductions, and the overall supply of Bitcoin is finite.

Bitcoin is subject to Halving, which is the process by which the Bitcoin reward for solving a block is reduced by 50% every 210,000 blocks that are solved. This Halving occurs approximately every 4 years and means that the amount of Bitcoin we (or any other miner) are rewarded for solving a block in the Blockchain is permanently cut in half. For example, the last Halving occurred in May 2020, with a revised payout of 6.25 Bitcoin per block solved, down from the previous reward rate of 12.5 Bitcoin per block solved. The next Halving date is estimated to occur in April 2024, at which time the payout shall be revised to 3.125 Bitcoin per block solved, down from the previous reward rate of 6.25 Bitcoin per block solved. There can be no assurance that the price of Bitcoin will sufficiently increase to justify the increasingly high costs of mining for Bitcoin given the Halving feature. If a corresponding and proportionate increase in the trading price of these cryptocurrencies does not follow these anticipated Halving events, the revenue we earn from our mining operations would see a corresponding decrease, which would have a material adverse effect on our business and operations. To illustrate, even if the price of Bitcoin remains at its price as of today, all other factors being equal (including the same number of miners and a stable hash rate) our revenue would decrease substantially upon the next Halving.

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

We are subject to risks associated with our need for significant electrical power, with that risk heightened as we are currently supplied electrical power by a sole source provider.

Our Bitcoin mining operations have required significant amounts of electrical power, and, to the extent we purchase additional miners or acquire new miners which require higher energy inputs, our electricity requirements would grow. If we are unable to continue to obtain sufficient electrical power to operate our miners on a cost-effective basis, we may not realize the anticipated benefits of our significant capital investments in new miners. Even at our current energy usage, there can be no guarantee that our operational costs will not increase in the future. Additionally, our mining operations could be materially adversely affected by prolonged power outages, and we may have to reduce or cease our operations in the event of an extended power outage, or as a result of the unavailability or increased cost of electrical power. We are subject to additional risks by currently being dependent upon a sole source provider of electrical power. We are dependent on the sole host of our power supply in Northern Europe who provides our power generation through hydroelectric sources. While our relationship with our power supplier is good, and while we generally have sufficient supply to conduct our business operations as presently contemplated, since the beginning of 2024, our power supply has been temporarily curtailed by approximately 38% as a direct result of low water levels that have cutback local hydroelectric power capacity. While we are hopeful that the water shortage responsible for this curtailment is temporary, we are unable to predict when our mining levels will return to pre-2024 levels. During this period of curtailment, and further, if this curtailment continues for longer than the near term, our business and results of operations could be materially and adversely affected, and investors in our securities could be harmed.

Changing environmental regulation and public energy policy may expose our business to new risks.

If new environmental and energy regulations, policies, and initiatives enacted by federal regulators are imposed, or if existing regulations are modified, the assumptions we made underlying our plans and strategic initiatives may be inaccurate, and we may incur additional costs to adapt our planned business, if we are able to adapt at all, to such regulations.

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

Electricity costs could also be affected due to existing or new regulations on greenhouse gas emissions, whether such regulations apply to all consumers of electricity or just to specified uses, such as Bitcoin mining. There has been interest in the U.S. Congress in addressing climate change, including through regulation of Bitcoin mining. Past legislative proposals to address climate change include measures ranging from taxes on carbon use or generation to federally imposed limits on greenhouse gas emissions. The course of future legislation and regulation in the United States remains difficult to predict, and potential increased costs associated with new legislation or regulation cannot be estimated at this time.

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

The Office of Financial Assets Control (“OFAC”) of the U.S. Department of Treasury requires us to comply with its sanction program and not conduct business with persons named on its specially designated nationals (“SDN”) list. However, because of the pseudonymous nature of blockchain transactions we may inadvertently and without our knowledge engage in transactions with persons named on OFAC’s SDN list. Our Company’s policy prohibits any transactions with such SDN individuals, but we may not be adequately capable of determining the ultimate identity of the individual with whom we transact with respect to selling cryptocurrency assets; for example, the use of cryptocurrencies, including Bitcoin, as a potential means of avoiding federally imposed sanctions, such as those imposed in connection with the Russian invasion of Ukraine. On March 2, 2022, a group of United States Senators sent the Secretary of the United States Treasury Department a letter asking Secretary Yellen to investigate its ability to enforce such sanctions vis-à-vis Bitcoin, and on March 8, 2022, President Biden announced an executive order on cryptocurrencies which seeks to establish a unified federal regulatory regime for cryptocurrencies. We are unable to predict the nature or extent of new and proposed legislation and regulation affecting the cryptocurrency industry, or the potential impact of the use of cryptocurrencies by SDN or other blocked or sanctioned persons, which could have material adverse effects on our business and our industry more broadly. Further, we may be subject to investigation, administrative or court proceedings, and civil or criminal monetary fines and penalties as a result of any regulatory enforcement actions, all of which could harm our reputation and affect the value of our common stock.

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

The Company’s Bitcoin mining operations are hosted in a Northern European country that imposes a broadly-based consumption tax assessed on the value added to goods and services within its country (a “VAT tax”). However, upon the advice of our local tax advisors, an international accounting firm, the Company has concluded that the imposition of a VAT tax upon in-country hosting services is subject to uncertainty. Rather than paying no VAT tax pending clarification of this uncertainty, and upon the advice of our local tax advisors, the Company has implemented a structured leasing arrangement with its hosting counterparty in which lease payments to be received will be subject to a VAT tax upon which the Company will remit payment. While the Company believes that by adopting this type of structured arrangement, it can avoid any penalties or fines in the future should the local tax laws be modified or interpreted to apply to the local hosting services, there can be no assurances to this effect as the tax laws and interpretations thereof are subject to change, particularly in response to the tremendous growth in the high-powered computing industry. Further, there can be no assurances that if and to the extent that local tax laws are interpreted in the future to apply to hosting services, that the amount of VAT tax imposed upon the Company may not substantially exceed the amount payable under the currently contemplated structured leasing arrangement. A substantial increase in the amount of VAT tax due upon these local hosting operations, if it occurs, would increase the costs associated with the Company’s Bitcoin operations, which could have a materially adverse effect on the Company’s business and operating results.

Risks Related to Our Common Stock

We may need to raise additional capital to execute on our growth plan. If we are unable to raise additional capital, our business may fail.

Although our current financial resources are sufficient for us to sustain our existing operations, we may be required to raise additional capital to help finance our planned growth within the financial services sector; particularly, as we will be caused to fund the start-up operations and planned expansion of our newly acquired Opencash broker-dealer. If we find that we need, but are unable, to obtain adequate additional financing, we may not be able to successfully market and sell our products and our business operations will most likely be discontinued. To secure additional financing, we may need to borrow money or sell more securities. Under these circumstances, we may be unable to secure additional financing on favorable terms or at all. Selling additional stock, either privately or publicly, would dilute the equity interests of our stockholders. If we borrow money, we will have to pay interest and may also have to agree to restrictions that limit our operating flexibility. If we are unable to obtain adequate financing on terms acceptable to us, we may have to curtail business operations, which would have a material negative effect on operating results and most likely result in a lower stock price.

Our common stock price has been and may continue to be extremely volatile.

Our common stock has closed as low as $0.01 per share and as high as $0.03 per share during the year ended December 31, 2023. We believe this volatility may be caused, in part, by variations in our quarterly operating results, delays in development of our technologies, changes in market valuations of similar companies, and the volume of our stock in the market.

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

Under the terms of its convertible notes, DBR Capital has the right to convert an aggregate of $3.3 million in principal of convertible notes into shares of our common stock at a conversion price of $0.007 per share. Exclusive of interest that could accrue on these notes, conversion of the outstanding principal of these notes would result in the issuance to DBR Capital of approximately 471 million additional shares of our common stock. Substantial additional dilution of up to an additional 1,100,000,000 shares of our common stock could be experienced by our shareholders should DBR Capital advance and ultimately convert additional notes of $7.7 million on or before December 31, 2024. The presence of these arrangements, although negotiated by DBR Capital on an arms-length basis and in April 2020, when the Company’s solvency was at imminent risk, could make it difficult for the Company to attract third-party capital in the future.

Conversion of exchangeable shares issued in connection with the acquisition of the assets of MPower.

During September 2021, we acquired, among other assets, a proprietary algorithmic trading platform from MPower, a business controlled by two members of our Board of Directors. The assets of MPower were acquired in consideration of the issuance of Class B Redeemable Units consisting of non-voting membership interests in our wholly owned subsidiary IFGH that are in the future redeemable for 565,000,000 Company common shares on a one-for-one basis. That could ultimately result in the issuance of 565,000,000 Company common shares, presently representing over 20% of the Company’s current fully-diluted shares.

Special Governance Rights included within DBR Capital’s investments enable DBR Capital to retain significant control of the Company for the foreseeable future.

In connection with its investment, DBR Capital, LLC, has been accorded certain special governance rights, including the right to appoint four of our seven directors, and to require that certain capital, financial and other material actions of our board of directors be approved by at least one DBR Capital-appointed director, who shall be David B. Rothrock if he is then serving as a director. The special governance rights shall remain in place for so long as DBR Capital holds a convertible note or any of our other securities. The presence of these governance rights, although negotiated by DBR Capital on an arms-length basis and in April 2020, at the time when the Company’s solvency was at imminent risk, could make it difficult for the Company to attract third-party capital in the future.

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

Shares of our common stock may never become eligible for trading on Nasdaq or a national securities exchange: we do not have a majority of independent directors.

We cannot assure that we will ever be listed on the Nasdaq Stock Market or on another national securities exchange. Listing on one of the Nasdaq markets or one of the national securities exchanges is subject to a variety of requirements, including, among others, us having a majority of independent directors, a minimum trading price and a minimum public “float” requirement. There are also continuing eligibility requirements for companies listed on national securities exchanges. If we are unable to satisfy the initial or continuing eligibility requirements of any such market, then our stock may not be listed or could be delisted. This could result in a lower trading price for our common stock and may limit the ability of our stockholders to sell their shares, which could result in a loss of some or all of their investments.

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

We owe payment on a promissory note in the principal amount of $1,550,000 to our former Chief Executive Officer, Joseph Cammarata, (the “Cammarata Note”). Further, the Cammarata Note is convertible into shares of our common stock at $0.008 per share. During February 2022, we provided 30 days’ notice of our intent to retire and repay the Cammarata Note in cash. Having not timely received a properly executed conversion notice within the proscribed period, and citing certain other damages incurred by us arising from Mr. Cammarata’s then ongoing legal proceedings, on or about March 31, 2022, we tendered to Mr. Cammarata cash payment in full for the Cammarata Note. As of the date of this Report, Mr. Cammarata has not accepted our tender of the cash payment, and instead during 2022 asserted his entitlement to exercise his right to convert the Cammarata Note into our common shares, although we believe his attempted conversion was not timely, nor in compliance with the conversion features of the note. Although we believe that our cash tender was appropriate under the terms of the Cammarata Note and otherwise at law, and Mr. Cammarata’s attempt to convert the note were ineffective, if Mr. Cammarata elects to challenge our cash tender in a court proceeding, and if we are unable to sustain our legal position on the matter, Mr. Cammarata could receive up to approximately 203 million shares of our common stock upon conversion of the Cammarata Note.

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

Item 1B. Unresolved Staff Comments

None.

Item 1C. CYBERSECURITY

Risk Management and Strategy

The Company’s cybersecurity risk management practices are intended to assess, identify and manage risks from threats to the security of our information, systems, products and network. Our cybersecurity program is a key component of our broader risk management strategy in which cyber risk has been identified and is actively managed with preventive and mitigating measures. We design and assess our cybersecurity program based on the National Institute of Standards and Technology’s Cybersecurity Framework, ISO 27001, and industry-specific regulations. This does not imply that we meet any particular technical standards, specifications or requirements, but rather that we use them as a guide to help us identify, assess and manage cybersecurity risks relevant to our business.

Cybersecurity incidents could result from unintentional events, or from deliberate attacks by unauthorized entities or individuals attempting to gain access to Investview’s System Technology for the purposes of misappropriating assets or information or causing operational disruption and damage. To mitigate the risk of an impact to our business operations and/or damage from cybersecurity incidents or cyberattacks, Investview invests in multiple forms of cybersecurity and operational safeguards.

On an ongoing basis, we assess our people, processes, and technology, and when necessary, modify the overall program in order to meet the demands of the ever-changing cyber risk environment. As part of our regular training and readiness program, we conduct phishing and penetration testing campaigns in order to ensure that our employees are familiar with all types of phishing emails and similar threats.

Our data is dynamically backed up to mitigate against data loss. To prevent unauthorized access and data breaches, we encrypt sensitive data both in transit and at rest. We have also implemented access controls and multi-factor authentication to ensure that only authorized personnel can access sensitive information. We also utilize third-party information technology systems vendors to conduct constant network and endpoint monitoring.

Our risk management program is comprised of, among other things, policies that are designed to identify, assess, manage, and mitigate cybersecurity risk, and is based on applicable laws and regulations, derived from industry standards and best practices.

We conduct risk assessments to evaluate the effectiveness of our systems and processes in addressing threats and to identify opportunities for enhancements. Additionally, we conduct privacy and cybersecurity reviews, as well as annual employee training, and monitor emerging laws and regulations related to information security and data protection. We utilize third party tools and techniques to test and enhance our security controls, perform annual cybersecurity framework assessments, conduct ongoing penetration testing of our systems, and benchmark against best practices. Our internal audit function provides an independent assessment on the overall operations of our cybersecurity program and the supporting framework.

Our cybersecurity team engages and utilizes third-party services as it monitors and actively responds to cybersecurity threats. We utilize an Endpoint Detection and Response (EDR) platform, an anti-virus application, through which incoming electronic communications are filtered, and an email security platform which seeks out identifiers in communications that disguise, impersonate, or otherwise misrepresent the source of the communication. If such a communication is detected, it is subject to quarantine or removal depending on the severity of issue. Additionally, we use a Security Information and Event Management (SIEM) system, which allows us to store logs off the system of record to prevent log tampering and provides the cybersecurity team functionality to build alerts on specific use cases that are important and unique to our business. If our applications fail or our software does not successfully block a malicious electronic communication, employees are required to notify an immediate supervisor or the cybersecurity team promptly, but in no circumstances later than twenty-four (24) hours after such occurrence.

Upon detection of a cybersecurity incident and initial intake and validation by our cybersecurity team, our incident response team triages and evaluates the cybersecurity incident, and, depending on the severity, escalates the incident to management and a cross-functional working group. Any incident assessed as potentially being or potentially becoming material is immediately escalated for further assessment and reported to executive management. Determination of what resources are needed to address the incident, prioritizing of response activities, forming of action plans, and notification of external parties as needed are then undertaken by executive management and the cross-functional working group, led by our Senior Information Officer (SIO). We consult with outside counsel as appropriate, including on materiality analysis and disclosure matters, and our executive management makes the final materiality and disclosure determinations, among other compliance decisions.

Governance

The Board, the Senior Information Officer (“SIO”) and Management actively assess the Company’s cybersecurity and data privacy risk management practices with the goal of being proactive rather than reactive. The Board and the Senior Information Officer and Management regularly review the Company’s cybersecurity and data privacy risks, including our policies, controls and procedures for identifying, managing and mitigating such risks. The Board receives periodic reports from our SIO and other members of Management to the extent their relevant areas are impacted, regarding cybersecurity and data privacy measures and procedures, the identification of security gaps and compliance with applicable cybersecurity and data privacy regulations. The Senior Information Officer then briefs the Board at scheduled meetings regarding cybersecurity and data privacy developments.

Management and the SIO are responsible for day-to-day monitoring of the prevention, detection, mitigation and remediation of cybersecurity incidents. Our SIO, who reports to our Chief Operating Officer, has primary oversight of the material risks from cybersecurity and data privacy matters. Our SIO has more than 20 years of experience across various information technology, information security and management roles, including leading the development and implementation of cybersecurity and data privacy strategies for the employee and customer-facing aspects of our business.

In 2023, we did not identify any cybersecurity incidents or threats that have materially affected or are reasonably likely to materially affect our business strategy, results of operations or financial condition. However, despite our efforts, we may not be successful in eliminating all risks from cybersecurity threats and can provide no assurances that undetected cybersecurity incidents have not occurred. See Part I, Item 1A. “Risk Factors” of this Annual Report for more information regarding the cybersecurity risks we face.

Item 2. Properties

Our corporate headquarters are located at 521 West Lancaster Avenue, Second Floor, Haverford, Pennsylvania 19041 and are being leased under a two-year lease agreement that will expire in December 2024. Our iGenius LLC headquarters are located at 459 North 300 West, #15, Kaysville, Utah 84037 and is on a month-to-month lease. We lease office space for our CFO which is located at 386 Main Street, #212, Wyckoff, New Jersey 07481 and is being leased under a two-year lease agreement that will expire in July 2025 with an option for the Company to terminate with 60 days’ written notice beginning June 1, 2024.

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

We are not involved in any material legal proceedings, however, during November 2021, we received a subpoena from the United States Securities and Exchange Commission (“SEC”) for the production of documents. In the subpoena, the SEC advised that the investigation does not mean that the SEC has concluded that we or anyone else has violated federal securities laws and or any other law. Following our own internal review, we believe that we have complied at all times with the federal securities laws, and we have received no follow-up communications from the SEC following our production of documents in 2022. We have cooperated fully with the SEC’s investigation and will continue to work with outside counsel to respond to any further inquiries of the SEC, if, and to the extent they arise.

Item 4. Mine Safety Disclosure

Not applicable

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is traded on the OTCQB under the symbol “INVU.”

As of March 29, 2024, we had approximately 630 stockholders of record of our common stock and 1,860,981,786 shares of common stock issued and outstanding.

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

None.

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

Overview

We operate a diversified financial technology company that through its subsidiaries and global distribution network provides financial technology, education tools, content, research, and a digital asset technology company, which develops, operates, and supports blockchain technologies, with a focus on the Bitcoin blockchain ecosystem and the generation of digital assets. In addition, we are planning to expand our business into the retail brokerage and financial markets industry by integrating the online brokerage trading platform we acquired in connection with our recent acquisition of Opencash, with the proprietary algorithmic trading platform we acquired in September 2021. Opencash is an early-stage registered broker-dealer that plans to offer investors an online trading platform to enable self-directed retail brokerage services and develop synergies with the educational content and products offered by other of our business units.

Impact of COVID-19

While COVID-19 related supply chain issues created challenges for us for the last several years, relating primarily to acquiring supplies and equipment for SAFETek, these issues have, to a great extent, abated as we have successfully sourced new equipment, repaired existing equipment and expanded our operations to include repair of third-party equipment and the creation of mobile mining trailers and containers.

COVID-19 related travel challenges which also impacted iGenius distribution and marketing operations for the last several years, have also largely abated as out member base quickly adapted and leveraged on-line meeting services which in turn expanded interest and attention.

Recent Material Developments

On March 22, 2021, we acquired the operating assets and intellectual property rights of MPower, a company controlled and partially owned by David B. Rothrock and James R. Bell, two of our board members. Included within the acquisition was a proprietary software-based trading platform with applications within the brokerage industry. In consideration for the acquisition of such assets, we issued non-voting Class B membership interests in our wholly owned subsidiary, IFGH, which are in the future redeemable for 565,000,000 Investview common shares on a one-for-one basis (the “Class B Redeemable Units”). The Class B Redeemable Units are subject to a lock-up agreement in which resale of the Investview common shares is substantially restricted through 2025.

The acquisition of the operating assets and intellectual property rights of MPower was completed in anticipation of the Company’s acquisition of a securities broker-dealer from an affiliate of Joseph Cammarata, a former executive officer who was terminated in late 2021. However, due to delays and complications relating primarily to Mr. Cammarata’s then ongoing legal proceedings, even though unrelated to the Company, we were caused in 2022 to terminate the agreement to acquire his affiliated broker-dealer and continue our search for alternative acquisitions within the brokerage industry, which we concluded with our recent acquisition of Opencash Securities, LLC.

During the first quarter of 2022, we restructured our Board of Directors and executive management team with the appointment of Victor M. Oviedo as a director and as the Company’s new Chief Executive Officer; the appointment of David B. Rothrock as Chairman of the Board of Directors and chair of our Up-listing Initiative Sub-Committee; the transition of James R. Bell from acting Chief Executive Officer to President and Acting Chief Operating Officer, and the appointment of Myles Gill as Director of Operations. This occurred as we entered into a Separation and Release Agreement resulting in the resignation of two of our former Directors and executive officers and following the termination of our former CEO in Q4-2021 in light of pending government charges relating to an outside business venture that was totally unrelated to the Company.

We have also attempted to repurchase shares privately, when the circumstances arise, as an opportunistic way to use our existing cash resources strategically to add shareholder value by significantly reducing our outstanding capitalization at a discounted price to the market. These opportunities have arisen for us on two occasions. First, on September 29, 2023, we purchased for surrender in a series of private transactions, an aggregate of 302,919,223 shares of the Company’s common stock from two of our former Directors and executive officers, and a series of their family members and related entities. The shares were purchased for an aggregate consideration of $2,922,380, equating to a price of $0.00964739 per share; representing a discount of approximately 52.5% to the average market price at the time of the closing. One-eighth of the purchase price was paid within seven (7) days of the closing, with the balance payable in a series of equal quarterly payments over seven (7) consecutive quarters thereafter. See Item 13 of this Form 10-K for additional details on the transaction.

Next, further private purchases were effectuated on February 7, 2024, when we repurchased for surrender and cancellation an aggregate of 472,374,710 shares of the Company’s common stock from Ryan Smith and Chad Miller and certain of their respective affiliates and family members. These shares were purchased for an aggregate purchase price of $3,571,146, equating to a price of $0.007559985 per share; representing a discount of approximately 57.6% to the average market price at the time of the closing. One-eighth of the purchase price was paid within seven (7) days of the closing, with the balance payable in a series of equal quarterly payments over seven (7) consecutive quarters thereafter. See Item 13 of this Form 10-K for additional details on the transaction.

Finally, on March 18, 2024, we announced the acquisition of Opencash, an early-stage registered broker-dealer that plans to offer investors an online platform to enable self-directed retail brokerage and other related services.

Results of Operations

Year Ended December 31, 2023, Compared to Year Ended December 31, 2022

Revenues

	Year Ended December 31,		Increase
	2023	2022	(Decrease)

Subscription revenue, net of refunds, incentives, credits, and chargebacks	$56,036,052	$48,260,197	$7,775,855
Mining revenue	11,348,156	11,796,215	(448,059)
Cryptocurrency revenue	513,285	1,614,568	(1,101,283)
Mining equipment repair revenue	23,378	172,056	(148,678)
Digital wallet revenue	-	5,868	(5,868)
Total revenue, net	$67,920,871	$61,848,904	$6,071,967

Revenue, net, increased $6,071,967, or 10%, from $61,848,904 for the year ended December 31, 2022, to $67,920,871 for the year ended December 31, 2023. The increase can be explained by a $7.8 million increase in our net subscription revenue, offset by a $1.1 million decrease in our cryptocurrency revenue, a $448 thousand decrease in our mining revenue, a $149 thousand decrease in our mining equipment repair revenue, and a $6 thousand decrease in digital wallet revenue. The $7.8 million or 16% increase in subscription revenue was due to significant product enhancements and expansion into new markets globally, resulting in substantial growth in our membership; the $448 thousand or (4%) decrease in mining revenue was mainly the result of a 107% increase in the Bitcoin mining difficulty level, the migration of mining servers to a new data center and increased power and hosting costs, partially offset by the replacement of older less efficient Bitcoin mining equipment with new generation higher performing miners; the $1.1 million or (68%) decrease in cryptocurrency revenue was due to an overall decrease in the number of sales of NDAU and the discontinuation of the NDAU program offering; and the $149 thousand or (86%) decrease in miner equipment repair revenue was due to the discontinuance of our miner repair business during the quarter ended June 30, 2023.

Operating Costs

	Year Ended December 31,		Increase
	2023	2022	(Decrease)

Cost of sales and service	$10,736,709	$8,249,790	$2,486,919
Commissions	31,716,399	26,986,048	4,730,351
Selling and marketing	560,065	58,617	501,448
Salary and related	7,112,954	7,441,829	(328,875)
Professional fees	1,378,367	2,615,016	(1,236,649)
Impairment expense	2,056,386	14,632,823	(12,576,437)
Bad debt expense	-	3,975	(3,975)
Loss (gain) on disposal of assets	223,630	(266,838)	490,468
General and administrative	9,531,431	10,740,430	(1,208,999)
Total operating costs and expenses	$63,315,941	$70,461,690	$(7,145,749)

Operating costs decreased $7,145,749, or (10%), from $70,461,690 for the year ended December 31, 2022, to $63,315,941 for the year ended December 31, 2023. The decrease can be explained by a decrease in salary and related costs of $329 thousand, which was a result of the recognition of more stock-based compensation during the prior period, a decrease in general and administrative of $1.2 million which was a result of a decrease in depreciation expense, a decrease in professional fees of $1.2 million due to decreased legal expenses, and a $12.6 million decrease in impairment expense. During the year ended December 31, 2022, we impaired $6 million worth of fixed asset mining equipment, wrote-off $676 thousand worth of inventory, $690 thousand worth of other assets, and $7.2 million worth of intangible assets due to our concern with recoverability of our proprietary software based algorithmic trading platform, , compared to during the year ended December 31, 2023, we wrote-off $2.1 million worth of other assets. These decreases were offset by an increase in commissions of $4.7 million, which was a result of increases in our subscription revenue, an increase in cost of sales and services of $2.5 million, which was a result of an increase in the cost of mining, an increase in selling and marketing of $501 thousand, which was mainly driven by an iGenius sales and marketing event, and an increase in loss (gain) on disposal of assets of $490 thousand, which was a result of a gain recognized during the current year and a loss recognized in the prior year from the sale of mining equipment from our repair business.

Other Income (Expense)

	Year Ended December 31,
	2023	2022	Change

Gain (loss) on debt extinguishment	$-	$455	$(455)
Gain (loss) on fair value of derivative liability	18,691	44,945	(26,254)
Realized gain (loss) on cryptocurrency	255,268	(1,575,164)	1,830,432
Interest expense	(18,750)	(18,750)	-
Interest expense, related parties	(1,239,603)	(2,650,324)	1,410,721
Other income (expense)	1,389,796	193,235	1,196,561
Total other income (expense)	$405,402	$(4,005,603)	$4,411,005

We recorded other income of $405,402 for the year ended December 31, 2023, which was a difference of $4,411,005, or 110%, from the prior period other loss of $4,005,603. The change is due to a realized gain recorded on cryptocurrency in the current period of $255 thousand compared to a realized loss of $1.6 million in the prior period, less related party interest expense recorded in current period versus the prior period ($1.2 million for the year ended December 31, 2023 compared to $2.7 million for the year ended December 31, 2022), and an increase in Other income (expense) in the current period of $1.2 million compared to $193 thousand in the prior period, which was a result of ticket sales from a promotional event iGenius held during the year ended December 31, 2023, earning more interest income due to our cash balances being held in higher interest bearing accounts in the current period compared to the prior period, and lease payments received under a structured equipment lease agreement. Amounts recorded in related party interest expense included the amortization of debt discounts, which was being recognized over the term of the debt, however, during the year ended December 31, 2022, we repaid two of our related party notes early, which resulted in the recognition of $1.2 million of the amortization of the related debt discount amounts into interest.

Liquidity and Capital Resources

During the year ended December 31, 2023, we met our short-and long-term working capital and capital expenditure requirements, including funding for operations, capital expenditures, growth initiatives, and for dividends on our Series B Preferred Stock, through net cash flows provided by operating activities. We believe we will have sufficient resources, including cash flow from operations and access to capital markets, to meet debt service obligations in a timely manner and be able to meet our objectives.

During the year ended December 31, 2023, we recorded a net income from operations of $4,604,930 and net income of $2,831,920. As of December 31, 2023, we have unrestricted cash of $20,912,276 and a working capital balance of $12,414,023 and our unrestricted cryptocurrency balance was reported at a cost basis of $585,632. Management does not believe there are any liquidity issues as of December 31, 2023.

Commitments and Contingencies

At December 31, 2023, we had related party debt of approximately $2.4 million and debt of approximately $1.2 million of which we owe $686 thousand to the holders of long-term notes that we issued in connection with a lease buyback program we initiated in September 2020.

Through June 2020, we sold high powered data processing equipment (“APEX”) to our customers, and they leased the equipment back to us on terms sufficient for the customers to recover their investment and an agreed upon return on their investment. On June 30, 2020, we temporarily discontinued the APEX program to assess the impact on the Company of COVID-19 related delays in the manufacturing and shipping of the APEX processing equipment, and to determine our ability to meet the lease commitments in light of such delays. Having concluded that we would be unable to meet the APEX lease obligations, in September 2020, we commenced a buyback program in which we offered to repurchase such equipment and cancel the existing lease, by way of a 48-month promissory note that included repayment terms to ensure an agreed-upon return on their initial purchase price. As a result of the buyback program, we entered into notes with third parties totaling $19,089,500 and notes with related parties of $237,720 in exchange for $474,155 worth of customer advances on the APEX leases and the release of $22,889,331 of the net APEX lease liability. During the fourth quarter ended December 31, 2023, we offered all note holders an early payoff option. During the year ended December 31, 2023, we repaid a portion of the debt with cash payments of $1,917,225 and issuances of cryptocurrency valued at $5,322,058.

Included in our now discontinued Apex sale and leaseback program was a “guaranteed assets buy-back product” offered, administered and managed by a third-party provider, Total Protection Plus (“TPP”), a purported affiliate of a global insurance brokerage firm. According to marketing and legal documents provided by TPP, the product they offered (the “TPP Program”) would function as a supplemental financial guaranty of a return on investment by providing Apex program customers with protection for the purchase price of such equipment, which could be redeemed by the customer by exercising an option for a cash payout to be paid by the third-party provider after a certain period of time, either 5 or 10 years. The premium for the TPP program was included in the Apex program, at no additional cost to the customer. As an accommodation to our Apex customers, the premiums paid to participate in the TPP Program, were paid for directly by the Company at no additional cost to the customer.

We have also historically offered our iGenius members the opportunity to participate in the TPP Program administered and managed by TPP in connection with such members’ purchases of ndau through the Oneiro ndau distribution program. Even though we chose to terminate the distribution of ndau during August 2023, prior to such termination, we had distributed over $16.8 million in ndau to our members who purchased ndau in conjunction with the TPP Program. According to marketing and legal documents provided by TPP, the TPP Program was purported by TPP to provide a supplemental financial guaranty for a return on investment in excess of the purchase price of the ndau. In its marketing materials, TPP offered customers the right to receive a supplemental cash payout after 5 or 10 years, of between 50% to 100% of the original price of ndau purchased. As an accommodation to our ndau customers, the premiums paid to participate in the TPP Program of approximately $3.6 million, were paid for directly by the Company at no additional cost to the customer.

During the fourth calendar quarter of 2021, we suspended any further offering of the TPP Program in connection with the sale of ndau after TPP was unable to comply with our standard vendor compliance protocols, citing certain offshore confidentiality entitlements. That suspension has remained in place as we have been unable to further validate the continued integrity of the TPP Program and the vendor’s ability to honor its commitments to our members. We cannot ensure that TPP will comply with its contractual requirements, which could cause our members to not achieve the level of return on their investments offered by TPP. While we do not believe that we have any legal responsibility to the customers who participated in the TPP Program, as it was offered and administered, and to be underwritten by TPP, there is a risk that any failure of TPP to perform its obligations to our customers, could expose us to claims of dissatisfied customers, even though we had no responsibility to underwrite the risk of the TPP Program, for which we paid to TPP premiums of approximately $3.6 million. The possible substantiality of those claims could have an adverse effect on our business, financial condition, and operating results.

Critical Accounting Policies

The preparation of our consolidated financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and judgments that affect our reported assets, liabilities, revenues, and expenses, and the disclosure of contingent assets and liabilities. We base our estimates and judgments on historical experience and on various other assumptions we believe to be reasonable under the circumstances. Future events, however, may differ markedly from our current expectations and assumptions. While there are several significant accounting policies affecting our consolidated financial statements; we believe the following critical accounting policies involve the most complex, difficult, and subjective estimates and judgments.

Basis of Accounting

Our policy is to prepare our financial statements on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America.

Principles of Consolidation

The consolidated financial statements include the accounts of Investview, Inc., and our wholly owned subsidiaries: iGenius, LLC, Apex Tek, LLC, SAFETek, LLC, Investview Financial Group Holdings, LLC, Investview MTS, LLC, and MyLife Wellness Company. All intercompany transactions and balances have been eliminated in consolidation.

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

We hold cryptocurrency-denominated assets and include them in our consolidated balance sheet as other assets. The value of our cryptocurrencies as of December 31, 2023 and December 31, 2022, were $585,632 (current) and $2,474,096 ($2,360,957 current and $113,139 restricted long term), respectively. Cryptocurrencies purchased or received for payment from customers are recorded in accordance with ASC 350-30 and cryptocurrencies awarded to the Company through its mining activities ($11,348,156 and $11,796,215 for the year ended December 31, 2023 and 2022, respectively) are accounted for in connection with the Company’s revenue recognition policy. The use of cryptocurrencies is accounted for in accordance with the first in first out method of accounting. For the year ended December 31, 2023 and 2022, we recorded realized gains (losses) on our cryptocurrency transactions of $255,268 and $(1,575,164), respectively.

On March 22, 2021, we entered into Securities Purchase Agreement to acquire the operating assets and intellectual property rights of MPower, a company controlled and partially owned by David B. Rothrock and James R. Bell, two of our board members. As a result, we obtained a proprietary software-based trading platform with applications within the brokerage industry, which was valued at $7,240,000 and recorded on our balance sheet as an intangible asset as of December 31, 2021. The intangible asset was expected to have a definite life, however, during the year ended December 31, 2022, the software had not been placed in service, therefore a useful life had not been assigned and no amortization had been recorded. Instead, as of December 31, 2022, the intangible asset was conservatively impaired due to a question on the recoverability of the value recorded.

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

During the year ended December 31, 2023, no impairment was recorded. During the year ended December 31, 2022, we impaired computer equipment with a cost basis of $3,263, furniture fixtures and equipment with a cost basis of $11,372, and data processing equipment with a cost basis of $9,431,923. The impairment was due to disposals of computer equipment and furniture fixtures and equipment and the carrying value of our data processing equipment exceeding its fair value which was determined using the price that similar equipment would sell for in the open market. We had recorded accumulated depreciation for the impaired assets of $3,419,825 through the date of disposal, therefore we recorded $6,026,733 as impairment expense related to the fixed assets for the year ended December 31, 2022. Also, during the year ended December 31, 2022, we impaired intangible assets of $7,240,000 due to questions regarding the recoverability of the asset value.

Revenue Recognition

Subscription Revenue

Most of our revenue is generated by membership and subscription sales and payment is received at the time of purchase. We recognize subscription revenue in accordance with ASC 606-10 where revenue is measured based on a consideration specified in a contract with a customer and recognized when we satisfy the performance obligation specified in each contract. Our performance obligation is to provide services over a fixed subscription period; therefore, we recognize revenue ratably over the subscription period and deferred revenue is recorded for the portion of the subscription period subsequent to each reporting date. Additionally, we offer a designated trial period to first-time subscription customers, during which a full refund can be requested if a customer does not wish to continue with the subscription. Revenues are deferred during the trial period as collection is not probable until that time has passed. Revenues are presented net of refunds, sales incentives, credits, and known and estimated credit card chargebacks. As of December 31, 2023 and 2022 our deferred revenues were $2,703,398 and $2,074,574, respectively.

Mining Revenue

We generate revenue from mining bitcoin. The Company has entered into a digital asset mining pool by executing a contract, as amended from time to time, with the mining pool operator to provide computing power to the mining pool. The contract is terminable at any time by either party without penalty and the Company’s enforceable right to compensation only begins when the Company provides computing power to the mining pool operator. In exchange for providing computing power, we are entitled to a Full-Pay-Per-Share payout of Bitcoin based on a contractual formula, which primarily calculates the hash rate provided by us to the mining pool as a percentage of total network hash rate, and other inputs. We are entitled to consideration even if a block is not successfully placed by the mining pool operator.

Providing computing power to solve complex cryptographic algorithms in support of the Bitcoin blockchain (in a process known as “solving a block”) is an output of the Company’s ordinary activities. The provision of providing such computing power is the only performance obligation in the Company’s contract with the mining pool operator. The transaction consideration the Company receives is net of digital asset transaction fees kept by the mining pool operator and is noncash, in the form of Bitcoin, which the Company measures at fair value on the date Bitcoin is received. This value is not materially different than the fair value at the moment we meet the performance obligation, which can be recalculated based on the contractual formula. The consideration is variable. The amount of consideration recognized is constrained to the amount of consideration received, which is when it is probable a significant reversal will not occur. There is no significant financing component or risk of a significant revenue reversal in these transactions due to the performance obligations and settlement of the transactions being on a daily basis.

Cryptocurrency Revenue

We generate revenue from the sale of cryptocurrency packages to our customers through an arrangement with a third-party supplier. The various packages included different amounts of coin with differing rates of returns and terms. The coin is delivered by a third-party supplier. The sale of cryptocurrency packages was discontinued during the year ended December 31, 2023.

We recognize cryptocurrency revenue in accordance with ASC 606-10 where revenue is measured based on a consideration specified in a contract with a customer and recognized when we satisfy the performance obligation specified in each contract. Our performance obligation is to arrange for the third-party to provide to our customers and payment is received from our customers at the time of order placement. All customers are given two weeks to request a refund, therefore we record a customer advance on our balance sheet upon receipt of payment. After the two weeks have passed from order placement, we request our third-party supplier to deliver coin, at which time we recognize revenue and the amounts due to our supplier on our books. As of December 31, 2023 and December 31, 2022, our customer advances related to cryptocurrency revenue were $0 and $96,609, respectively.

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

We recognize digital wallet revenue in accordance with ASC 606-10 where revenue is measured based on a consideration specified in a contract with a customer and recognized when we satisfy the performance obligation specified in each contract. Our performance obligation is to arrange for the third parties to provide the wallet to our customers and payment is received from our customers at the time of order placement.

Revenue generated for the year ended December 31, 2023, was as follows:

	Subscription Revenue	Cryptocurrency Revenue	Mining Revenue	Miner Repair Revenue	Total
Gross billings/receipts	$60,516,836	$990,785	$11,348,156	$23,378	$72,879,156
Refunds, incentives, credits, and chargebacks	(4,480,784)	-	-	-	(4,480,784)
Amounts paid to supplier	-	(477,500)	-	-	(477,500)
Net revenue	$56,036,052	$513,285	$11,348,156	$23,378	$67,920,871

Foreign revenues for the year ended December 31, 2023 was approximately $51.1 million while domestic revenue for the year ended December 31, 2023 was approximately $16.9 million.

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

Recent Accounting Pronouncements

In December 2023, the FASB issued ASU No. 2023-08, Intangibles—Goodwill and Other—Crypto Assets (Subtopic 350-60): Accounting for and Disclosure of Crypto Assets. The amendments in ASU No. 2023-08 are intended to improve the accounting for certain crypto assets by requiring an entity to measure those crypto assets at fair value each reporting period with changes in fair value recognized in net income. The amendments also improve the information provided to investors about an entity’s crypto asset holdings by requiring disclosure about significant holdings, contractual sale restrictions, and changes during the reporting period. The amendments are effective for all entities for fiscal years beginning after December 15, 2024, including interim periods within those fiscal years. Early adoption is permitted for both interim and annual financial statements that have not yet been issued (or made available for issuance). If an entity adopts the amendments in an interim period, it must adopt them as of the beginning of the fiscal year that includes that interim period. ASU No. 2023-08 requires a cumulative-effect adjustment to the opening balance of retained earnings (or other appropriate components of equity or net assets) as of the beginning of the annual reporting period in which an entity adopts the amendments. The Company has not yet adopted ASU No. 2023-08 and is currently evaluating the impact that the adoption will have on the Company’s financial statement presentation and disclosures.

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

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that material information required to be disclosed in our periodic reports filed under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to ensure that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer as appropriate, to allow timely decisions regarding required disclosure. We carried out an evaluation, under the supervision and with the participation of our management, including the principal executive officer and the principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13(a)-15(e) under the Exchange Act, as of the end of the period covered by this report. Based on this evaluation management concluded that our disclosure controls and procedures were effective as of December 31, 2023.

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

With the participation of our Chief Executive Officer and Chief Financial Officer (principal financial officer), our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2023 based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our evaluation management concluded that we maintained effective internal control over financial reporting as of December 31, 2023, based on the COSO framework criteria. Management believes our processes and controls are sufficient to ensure the consolidated financial statements for the year ended December 31, 2023, included in this Form 10-K, were fairly stated in accordance with U.S. GAAP.

Management’s report on internal control over financial reporting was not subject to attestation by our registered public accounting firm pursuant to Securities and Exchange Commission rules that permit us to provide only management’s report in this Annual Report on Form 10-K.

Limitations on Effectiveness of Controls and Procedures

Our management, including our Chief Executive Officer and Chief Financial Officer (principal financial officer), does not expect that our disclosure controls and procedures or our internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include, but are not limited to, the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Changes in Internal Controls

During the fiscal quarter ended December 31, 2023, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

Item 9B. Other Information

During the fourth quarter of the fiscal year ended December 31, 2023, no director of “officer” as defined in Rule 16a-1(f) under the Exchange Act adopted or terminated any Rule 10b5-1 trading plan or arrangements or any non-Rule 10b5-1 trading plan or arrangements, in both cases as defined in Item 408(a) of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

The following table sets forth certain information with respect to our directors and executive officers:

Name	Age	Position
David B. Rothrock	59	Chairman
Victor M. Oviedo	47	Chief Executive Officer and Director
James Bell	58	President, Acting Chief Operating Officer and Director
Ralph R. Valvano	54	Chief Financial Officer
Jayme L. McWidener	45	Chief Accounting Officer
Myles Gill	50	Director of Operations

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

James R. Bell has extensive experience in financial management and operations with more than 30 years of experience in the capital markets. Previously, as co-founder and chief executive officer of MPower Trading Systems, LCC, Mr. Bell was responsible for overseeing all principal functions of the firm, including corporate strategy and deployment of initiatives, product, and partnerships. Mr. Bell has been at the forefront of online trading since its infancy. Prior to co-founding MPower in 2004, Mr. Bell served as managing director of trading development of thinkorswim-TD Ameritrade, Inc. from 2002-2011, where he led the company’s product and technology team to develop client digital content. Mr. Bell is co-founder and passive investor of Shadow Trader Technologies, which provides real-time digital financial research and education content to TD Ameritrade/Charles Schwab (2004-December 31, 2023). Prior to MPower, Mr. Bell also co-founded B/C Interactive Trading Technologies in 2001, which was ultimately sold to MPower in 2004. Prior to B/C, Mr. Bell served as SVP of Janney Montgomery Scott, and before that position, with Morgan Stanley. Mr. Bell studied economics and business management at Frostburg State University. Mr. Bell holds multiple business accreditations and previously held securities licenses, including FINRA Series 7, FINRA Series 55, and FINRA Series 63. Mr. Bell was appointed to the Board at the request of DBR Capital, LLC, pursuant to the terms of a Voting Agreement between DBR Capital and certain key holders of our common stock dated April 27, 2020 and amended November 9, 2020. We believe Mr. Bell is qualified to serve as a director due to his extensive experience in financial management and operations.

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

The board of directors met formally six times and acted by written consent four times during the year ended December 31, 2023.

Special Governance Rights Associated with the Investment of DBR Capital, LLC

In connection with its investment, DBR Capital, LLC, has been accorded certain special governance rights, including the right to appoint four of our seven director’s positions (of which, four remain vacant) so long as it holds a convertible note or any of our other securities. The investment agreements also require that certain capital, financial and other material actions of our board of directors be approved by at least one DBR Capital-appointed director, who shall be David B. Rothrock if he is then serving as a director. DBR Capital appointed David B. Rothrock and James R. Bell to two of its four nominee positions, with the other two nominee positions remaining vacant. If we default under the investment agreements, DBR Capital, LLC, will have the right to remove any directors it did not appoint and appoint its designees to fill all seven positions on the board of directors.

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

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our directors, executive officers, and persons who own more than 10% of our common stock to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of common stock and other of our equity securities. Our officers, directors, and 10% stockholders made the required filings pursuant to Section 16(a) for all reports required to be filed in the year ended December 31, 2023.

Item 11. Executive Compensation

Directors’ Compensation

Our directors were awarded compensation for their services as directors as follows:

David B. Rothrock currently receives board fees of $96,000 annually, to be paid in monthly amounts of $8,000.

In June 2022, for their service as directors of the Company, we awarded (i) Mr. Rothrock options to purchase an aggregate of 85,416,668 shares of our common stock, (ii) James R. Bell options to purchase an aggregate of 37,500,000 shares of our common stock and (iii) Victor M. Oviedo options to purchase an aggregate of 25 million shares of our common stock. All of the options have an exercise price of $.05 per share and are subject to vesting over a five-year period following the date of grant. The options were issued in replacement of an agreement to grant each of Mr. Rothrock, Mr. Bell and Mr. Oviedo restricted shares in 2022 – see Item 13 of this Annual Report on Form 10-K for more information.

In addition, Mr. Bell and Mr. Oviedo also receive additional compensation for their service as executive officers of the Company.

Executive Officers’ Compensation

The following table sets forth information concerning the annual and long-term compensation earned by our chief executive officer and to other persons who served as executive officers as, at, or during the years ended December 31, 2023 and 2022 (the “named executive officers”), for services as executive officers for the last two periods.

Summary Compensation Table

Name and Principal Position	Period/Year Ended	Salary	Stock Awards		Option Awards		Non-Equity Incentive Plan Compensation	Change in Pension Value and Non-Qualified Deferred Compensation Earnings	All Other Compensation		Total
		($)	($)		($)		($)	($)	($)		($)
Victor Oviedo [1]	12/31/2023	427,548	-		622,552	[2]	-	-	11,858	[3]	1,061,958
Chief Executive Officer and Director	12/31/2022	371,441	-		451,639	[2]	-	-	9,610	[3]	832,690
James Bell [4]	12/31/2023	345,877	-		768,149	[6]	-	-	36,159	[7]	1,150,185
President, Chief Operating Officer, and Director	12/31/2022	291,073	120,386	[5]	790,165	[6]	-	-	29,130	[7]	1,230,754
Ralph Valvano [8]	12/31/2023	293,008	-		423,085	[10]	-	-	39,659	[11]	755,752
Chief Financial Officer	12/31/2022	278,705	89,711	[9]	379,180	[10]	-	-	57,908	[11]	805,504

[1]	On February 23,2022, Victor Oviedo was appointed as Chief Executive Officer.
[2]	Reflects the expense recognized in connection with the options granted to Mr. Oviedo during the year-ended December 31, 2022. On June 24, 2022, Victor Oviedo was awarded options to purchase 20,000,000 shares, vesting in equal amounts over a five-year period, at an exercise price of $0.05 per share, with a seven-year life. Total stock compensation expense related to the options for the year ended December 31, 2023 and 2022, was $622,552 and $451,639, respectively.

[3]	These other compensation amounts for the years ended December 31, 2023 and 2022 are for $1,000 and $600 of bonuses, respectively, and for $10,858 and $9,010 of medical and other fringe benefits, respectively.
[4]	On February 23, 2022, James Bell transitioned from acting Chief Executive Officer and was appointed President and Chief Operating Officer.
[5]	On November 9, 2020, James Bell was awarded 45,000,000 shares that vest over three years for his services as a director. The expense related to this issuance is being recognized based on the vesting terms which resulted in $120,386 of expense recognized during the twelve ended December 31, 2022. During the twelve months ended December 31, 2022, Mr. Bell surrendered 30,0000,000 of these shares to the Company prior to their vesting date.
[6]	Reflects the expense recognized in connection with the options granted to Mr. Bell during the year-ended December 31, 2022. On June 24, 2022, James Bell was awarded options to purchase 33,750,00 shares, vesting in equal amounts over a five-year period, at an exercise price of $0.05 per share, with a seven-year life. Total stock compensation expense related to the options for the year ended December 31, 2023 and 2022, was $768,149 and $790,165, respectively.
[7]	These other compensation amounts for the years ended December 31, 2023 and 2022 are for $2,500 and $1,200 of bonuses, respectively, and for $33,659 and $27,930 of medical and other fringe benefits, respectively.
[8]	On June 7, 2021, Ralph Valvano was named Chief Financial Officer.
[9]	On June 7, 2021, Ralph Valvano was awarded 6,500,000 shares of common stock as part of his employment agreement. In accordance with the agreement, 20% of the shares vested upon execution of the agreement and the remaining shares vest 20% per year over the next four years, contingent upon Mr. Valvano’s continued employment by the Company. The fair market value of these shares was $272,870 or $0.2099 per share (the per share price on the date of issuance). The expense related to this issuance is being recognized based on the vesting terms per the agreement which resulted in $89,711 of expense recognized during the twelve months ended December 31, 2022. During the twelve months ended December 31, 2022, Mr. Valvano surrendered 1,3000,000 of these shares to the Company prior to their vesting date.
[10]	Reflects the expense recognized in connection with the options granted to Mr. Valvano during the year-ended December 31, 2022. On June 24, 2022, Ralph Valvano was awarded options to purchase 37,500,000 shares, vesting in equal amounts over a five-year period, at an exercise price of $0.05 per share, with a seven-year life. Total stock compensation expense related to the options for the year ended December 31, 2023 and 2022, was $423,085 and $397,180, respectively.
[11]	These other compensation amounts for the years ended December 31, 2023 and 2022 were for $6,000 and $27,500 of bonuses, respectively, and for $33,659 and $30,408 of medical and other fringe benefits, respectively.

Outstanding Equity Awards at Fiscal Year-End

As of December 31, 2023, the following stock option awards were issued and exercisable for the Company’s executive officers.

	Options	Options
Holder	Outstanding	Exercisable
David B. Rothrock, Chairman	85,416,665	50,416,665
Victor Oviedo, CEO and Director	100,000,000	20,000,000
James R. Bell, President, COO and Director	112,500,000	52,500,000
Myles P. Gill, Director of Operations	25,000,000	5,000,000
Ralph Valvano, CFO	37,500,000	9,125,000
	360,416,665	137,041,665

Employment Agreements

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

On February 10, 2022, we entered into an employment agreement with Victor M. Oviedo, our new Chief Executive Officer. Mr. Oviedo will receive an annual salary of $415,000 with additional quarterly incentive cash and common stock bonuses to be paid if certain target key performance indicators are achieved. In addition, Mr. Oviedo shall be eligible to receive: (i) periodic cash and common stock “Market Capitalization” bonuses once we achieve certain pre-determined minimum levels of market capitalization, share price and trading volume; and (ii) a one-time cash “Up-Listing” bonus upon our shares being listed on the Nasdaq Stock Market, the New York Stock Exchange, the NYSE American or such other national stock exchange as approved by the board of directors (or committee thereof). During June 2022, in connection with his services to the Company as an executive officer, we awarded to Mr. Oviedo options to purchase an aggregate of 100 million shares of our common stock at an exercise price of $.05 per share. The options are subject to a seven-year term and vest over a five-year period following the date of grant. Additional options were granted to Mr. Oviedo in connection with his service to the Company as a member of its Board of Directors. See “Directors’ Compensation” above.

On February 22, 2022, we entered into an employment with our President and Acting Chief Operating Officer, James R. Bell. Mr. Bell will receive an annual salary of $335,000 with additional quarterly incentive cash and common stock bonuses to be paid if certain target key performance indicators are achieved. In addition, Mr. Bell shall be eligible to receive: (i) periodic cash and common stock “Market Capitalization” bonuses once we achieve certain pre-determined minimum levels of market capitalization, share price and trading volume; and (ii) a one-time cash “Up-Listing” bonus upon our shares being listed on the Nasdaq Stock Market, the New York Stock Exchange, the NYSE American or such other national stock exchange as approved by the board of directors (or committee thereof). During June 2022, in connection with his services to the Company as an executive officer, we awarded to Mr. Bell options to purchase an aggregate of 75 million shares of our common stock at an exercise price of $.05 per share. The options are subject to a seven-year term and vest over a five-year period following the date of grant. Additional options were granted to Mr. Bell in connection with his service to the Company as a member of its Board of Directors. See “Directors’ Compensation” above.

On February 22, 2022, we entered into an employment agreement with our Director of Operations, Myles Gill. Mr. Gill will receive an annual salary of $250,000 with additional quarterly incentive cash and common stock bonuses to be paid if certain target key performance indicators are achieved. In addition, Mr. Gill shall be eligible to receive: (i) periodic cash and common stock “Market Capitalization” bonuses once the Company achieves certain pre-determined minimum levels of market capitalization, share price and trading volume; and (ii) a one-time cash “Up-Listing” bonus upon our shares being listed on the Nasdaq Stock Market, the New York Stock Exchange, the NYSE American or such other national stock exchange as approved by the board of directors (or committee thereof). During June 2022, in connection with his services to the Company as an executive officer, we awarded to Mr. Gill options to purchase an aggregate of 25 million shares of our common stock at an exercise price of $.05 per share. The options are subject to a seven-year term and vest over a five-year period following the date of grant.

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

Item 12. Security Ownership of Certain Beneficial Owners, Management and Related Stockholder Matters

The following table sets forth certain information, as of March 29, 2024, respecting the beneficial ownership of our outstanding common stock by: (i) any holder of more than 5%; (ii) each of the Named Executive Officers and directors; and (iii) our directors and Named Executive Officers as a group, based on 1,860,981,786 shares of common stock outstanding as of March 29, 2024. Except as otherwise indicated, each stockholder listed below has sole voting and investment power over the shares beneficially owned:

Name of Beneficial Owner(1)	Common Stock Beneficially Owned	Percentage of Common Stock(2)
Principal Stockholders:
DBR Capital, LLC(3)	471,428,572	20.21%
MPower Trading Systems, LLC	565,000,000	23.29%
Brian McMullen (4)	290,000,000	15.58%
Joseph Hagan (5)	203,981,945	10.96%
Directors and Officers:
David B. Rothrock, Chairman (6)	1,107,061,903	37.44%
Victor M. Oviedo, CEO and Director (7)	40,000,000	2.10%
James R. Bell, President, COO, and Director (8)	77,820,000	4.04%
Myles P. Gill, Director of Operations (9)	10,000,000	*
Ralph R. Valvano, CFO (10)	15,000,000	*
Jayme L. McWidener, CAO (11)	13,333,334	*
All Officers and Directors as a group (6 persons) (6)(7)(8)(9)(10)(11)	1,263,215,237	40.89%

*	Less than 1%.
(1)	Except as otherwise indicated, the address of each beneficial owner is c/o Investview Inc., 521 W. Lancaster Avenue, 2nd Floor, Haverford, PA 19041.
(2)	Applicable percentage ownership is based on 1,860,981,786 shares of common stock outstanding as of March 29, 2024, together with securities exercisable or convertible into shares of common stock within 60 days of that date, for each stockholder.
(3)	Reflects the shares issuable, if at all, upon the conversion of $3.3 million of convertible notes issued to DBR Capital in 2020. DBR Capital is controlled by Company Chairman, David Rothrock.
(4)	Brian McMullen (5348 Vegas Drive #1342, Las Vegas NV 89108) beneficially owns 90,000,000 shares through an entity he controls, plus 200,000,000 shares owned personally.
(5)	Joseph Hagan owns 199,683,274 shares through two entities he controls, plus 4,298,671 shares owned personally.
(6)	David B. Rothrock is deemed to be the beneficial owner of 471,428,572 shares issuable upon the conversion of Convertible Notes in the amount of $3,300,000 issued to DBR Capital, LLC, because Mr. Rothrock is the sole owner of DBR Capital. As the managing member of MPower Trading Systems, LLC and as part of the acquisition of the operating assets and intellectual property rights of MPower Trading Systems, LLC, Mr. Rothrock is also deemed the beneficial owner of 565 million non-voting membership interests in our wholly owned subsidiary IFGH, which are redeemable in the future for 565 million shares of the Company. Mr. Rothrock also owns 11,466,666 shares and vested options to purchase 59,166,665 shares.
(7)	Includes vested options to purchase 40,000,000 shares.
(8)	Includes 10,320,000 shares and vested options to purchase 67,500,000 shares.
(9)	Includes vested options to purchase 10,000,000 shares.
(10)	Includes vested options to purchase 15,000,000 shares.
(11)	Ms. McWidener personally owns 13,333,334 shares of common stock.

No director, executive officer, affiliate, or any owner of record or beneficial owner of more than 5% of any class of our voting securities is a party adverse to us or has a material interest adverse to us.

Material Agreement Regarding Stock Ownership

We have entered into a Lock-Up agreement dated March 22, 2021, with all of our current and former officers, directors, and certain of our significant shareholders, covering an aggregate of approximately 381,205,961 shares of our common stock. The Lock-Up agreement will run through the earlier of April 25, 2025, the date we complete a liquidation, merger, stock exchange, or similar transaction resulting in all our shareholders having the right to exchange their shares of common stock for cash, securities, or other property, or the date we determine to release some or all of the shares of common stock from the Lock-Up Agreement. The Lock-Up Agreement does provide for limited resale provisions if certain price per share and trading volume benchmarks are met.

Equity Compensation Plans

The following table summarizes the equity compensation plans under which our securities may be issued as of December 31, 2023:

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

Item 13. Certain Relationships and Related Transactions, and Director Independence

Convertible Note Financing Arrangements with DBR Capital, LLC

On April 27, 2020, we entered into a Securities Purchase Agreement and related agreements with DBR Capital, LLC (“DBR Capital”), a company wholly owned by David B. Rothrock, the Chairman of our Board of Directors. Pursuant to this Securities Purchase Agreement, between April 27 and November 9, 2020, we received aggregate proceeds of $3,300,000 from DBR Capital, and entered into three convertible promissory notes in support thereof. Each note is secured by collateral of the Company and its subsidiaries. The notes bear interest at rates between 20% and 38.5% per annum, payable monthly, with the principal for each note due and payable on April 27, 2030. Each note is convertible into our common stock at a conversion price of $0.007 per share by DBR Capital at any time prior to their maturity or by the Company if certain benchmarks relating to the trading price and volume of the common stock are met. During the years ended December 31, 2023 and December 31, 2022 we made aggregate payments of interest to DBR Capital in the amounts of $900,516 and $975,560, respectively.

In addition, DBR Capital has the right to purchase additional convertible promissory notes in additional tranches of $5.7 million and $2.0 million. Pursuant to November 2021 and August 12, 2022 amendments to the Securities Purchase Agreement, the deadlines for closing loans for these additional tranches, which were originally December 31, 2021 and December 31, 2022, respectively, were extended until December 31, 2024.

In connection with the April 27, 2020 Securities Purchase Agreement and related agreements, Messrs. Rothrock and Bell were appointed as DBR Capital’s designees to our Board of Directors. On November 9, 2020, the Securities Purchase Agreement and related transaction documents were amended to, among other things, expand our Board of Directors to seven members, leaving two seats vacant, and to allow DBR Capital to fill those vacancies and remove directors in the event of default under the transaction documents.

Separation, Stock Purchase, and Release Agreements with Two Former Officers and Directors

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

On September 29, 2023, we closed on the purchase in a private transaction of shares of our common stock under the terms of a Stock Purchase and Release Agreement, dated September 18, 2023 (the “2023 Agreement”). Under the 2023 Agreement, the Company purchased for surrender in a series of private transactions, an aggregate of 302,919,223 shares of the Company’s common stock (the “2023 Purchased Shares”) from sellers consisting of Mario Romano and Annette Raynor, two of the Company’s founders and former members of management and the Board of Directors, and a series of their family members and related entities (collectively, the 2023 “Sellers”). The 2023 Purchased Shares were purchased for aggregate consideration of $2,922,380, equating to a price of $0.00964739 per share, representing a discount of approximately 52.5% to the average market price at the time of the closing. One-eighth of the purchase price was paid within seven (7) days of the closing, with the balance payable in a series of equal quarterly payments over seven (7) consecutive quarters thereafter.

In addition to the cash consideration for the 2023 Purchased Shares, the Company also agreed to cover a limited amount of the legal fees incurred by the 2023 Sellers in the transaction, as well as provide Mr. Romano and Ms. Raynor with a $250,000 expense allowance, payable in installments, to cover legal fees and other expenses on a non-accountable basis, in connection with any matters that may arise in which either or both of Mr. Romano and/or Ms. Raynor served as officers and directors of the Company. In return, Mr. Romano and Ms. Raynor agreed to waive any future entitlement, if at all, to indemnification of costs and expenses, including legal fees under Nevada law or otherwise arising from or relating to any period in which Romano or Raynor were officers and directors of the Company.

The consideration paid for the Purchased Shares of $2,922,380 plus the $250,000 expense allowance was allocated to the share purchase for a total of $3,172,380.

Forfeiture of Shares

During the year ended December 31, 2022, we recorded 69,833,334 shares as forfeited as a result of 1) our Chief Financial Officer returning 1,300,000 shares to the Company prior to their vesting date and 2) our senior management team and board of directors unanimously agreeing to surrender and terminate an aggregate of 68,533,334 outstanding unvested restricted shares and 218,500,000 ungranted shares in exchange for the issuance of options to purchase 360,416,665 shares.

Executive Compensation Restructuring

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

As part of the restructuring, for their service as directors of the Company, we awarded (i) David B. Rothrock options to purchase an aggregate of 85,416,668 shares of our common stock, (ii) James R. Bell options to purchase an aggregate of 37,500,000 shares of our common stock and (iii) Victor M. Oviedo options to purchase an aggregate of 25 million shares of our common stock. All of the options have an exercise price of $.05 per share and are subject to vesting over a five-year period following the date of grant.

Additionally, in connection with their service as executive officers of the Company, we awarded (i) Mr. Oviedo options to purchase an aggregate of 100 million shares of our common stock, (ii) Mr. Bell options to purchase an aggregate of 75 million shares of our common stock and (iii) Myles Gill options to purchase an aggregate of 25 million shares of our common stock. All of the options have an exercise price of $.05 per share and are subject to a seven-year term and vest over a five-year period following the date of grant.

Purchase of Company Shares in a Private Transaction

On February 7, 2024, we closed on the purchase in a private transaction of shares of our common stock under the terms of a Stock Purchase and Release Agreement, dated February 6, 2024 (the “2024 Agreement”). Under the 2024 Agreement, the Company repurchased for surrender and cancellation a total of 472,374,710 shares of the Company’s common stock (the “2024 Purchased Shares”) from Ryan Smith and Chad Miller and certain of their respective affiliates and family members (collectively, the “2024 Sellers”). The 2024 Purchased Shares were purchased for an aggregate purchase price of $3,571,146, representing a price of $0.007559985 per share, representing a discount of approximately 57.6% to the average market price at the time of the closing. One-eighth of the purchase price was paid within seven (7) days of the closing, with the balance payable in a series of equal quarterly payments over seven (7) consecutive quarters thereafter.

Item 14. Principal Accountant Fees and Services

The following is a summary of the fees billed to us for professional services rendered for the following periods:

	Year Ended December 31, 2023	Year Ended December 31, 2022
Audit Fees	$165,000	$122,600
Audit Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total	$165,000	$122,600

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

Item 15. Exhibits and Financial Statement Schedules

Exhibit Number*	Title of Document	Location

Item 2	Plan of Acquisition, Reorganization, Arrangement, Liquidation or Succession

2.01	Contribution Agreement between Investview, Inc., Wealth Generators, LLC, and the members of Wealth Generators, LLC dated March 31, 2017	Incorporated by reference to the Current Report on Form 8-K filed April 6, 2017

Item 3	Articles of Incorporation and Bylaws

3.01	Articles of Incorporation	Incorporated by reference to the Form 10-SB filed August 12, 1999

3.02	Articles of Amendments to the Articles of Incorporation	Incorporated by reference to the Form 10-SB filed August 12, 1999

3.03	Bylaws	Incorporated by reference to the Form 10-SB filed August 12, 1999

Exhibit Number*	Title of Document	Location

3.04	Certificate of Change filed pursuant to NRS 78.209	Incorporated by reference to the Current Report on Form 8-K filed April 6, 2012

3.05	Articles of Merger filed pursuant to NRS 92.A.200	Incorporated by reference to the Current Report on Form 8-K filed April 6, 2012

3.06	Certificate of Amendment to Articles of Incorporation	This filing.

3.07	Certificate of Amendment to Articles of Incorporation	This filing.

Item 4	Instruments Defining the Rights of Security Holders, including indentures

4.01	Common Stock Specimen	Incorporated by reference to the Registration Statement on Form S-1 filed January 12, 2018

Item 10	Material Contracts

10.50	Convertible Promissory Note, dated as of July 23, 2019	Incorporated by reference to the Current Report on Form 8-K filed August 1, 2019

10.51	Employment Agreement between Investview, Inc. and Jayme McWidener, effective as of September 15, 2019	Incorporated by reference to the Current Report on Form 8-K filed September 12, 2019

10.55.1	Certificate of Amendment of Certificate of Designation of Designation of 13% Series B Cumulative Redeemable Perpetual Preferred Stock, as Amended, filed herewith	Filed with the POS AM as filed with the SEC on June 2, 2020.

10.57	Common Stock Purchase Warrant	Filed with the S-1/A on March 3, 2020.

10.58	Form of Warrant Exercise	Filed as part of Exhibit 10.57.

10.63.1	Securities Purchase Agreement between Investview, Inc., and DBR Capital, LLC dated as of April 27, 2020	Incorporated by reference to the Current Report on Form 8-K filed on April 30, 2020

10.63.2	Voting Rights Agreement between certain Investview, Inc. stockholders and DBR Capital, LLC dated as of April 27, 2020	Incorporated by reference to the Current Report on Form 8-K filed on April 30, 2020

10.63.3	Lock-up Agreement between certain Investview, Inc., stockholders and DBR Capital, LLC dated as of April 27, 2020	Incorporated by reference to the Current Report on Form 8-K filed on April 30, 2020

10.63.4	Investor Rights Agreement between Investview, Inc., and DBR Capital, LLC dated as of April 27, 2020	Incorporated by reference to the Current Report on Form 8-K filed on April 30, 2020

10.63.5	Convertible Secured Promissory Note by Investview, Inc., and DBR Capital, LLC dated as of April 27, 2020	Incorporated by reference to the Current Report on Form 8-K filed on April 30, 2020

10.64	Consent of Holders of Series B Preferred	Filed with the POS AM as filed with the SEC on June 2, 2020

Exhibit Number*	Title of Document	Location

10.65	Convertible Secured Promissory Note by Investview, Inc., and DBR Capital, LLC, dated as of May 27, 2020	Incorporated by reference to the Current Report on form 8-K filed on June 2, 2020

10.66	Amended and Restated Securities Purchase Agreement dated November 9, 2020	Incorporated by reference to the Current Report on form 8-K filed on November 13, 2020

10.67	Convertible Promissory Note dated November 9, 2020	Incorporated by reference to the Current Report on form 8-K filed on November 13, 2020

10.68	Amended and Restated Convertible Secured Promissory Note in the Amount of $1,300,000 dated November 9, 2020 (originally dated April 27, 2020)	Incorporated by reference to the Current Report on form 8-K filed on November 13, 2020

10.69	Amended and Restated Convertible Secured Promissory Note in the Amount of $700,000 dated November 9, 2020 (originally dated May 27, 2020)	Incorporated by reference to the Current Report on form 8-K filed on November 13, 2020

10.70	First Amendment to Investor Rights Agreement of April 27, 2020, dated November 9, 2020	Incorporated by reference to the Current Report on form 8-K filed on November 13, 2020

10.71	First Amendment to Voting Agreement of April 27, 2020, dated November 9, 2020	Incorporated by reference to the Current Report on form 8-K filed on November 13, 2020

10.72	Guaranty and Collateral Agreement dated May 15, 2020	Incorporated by reference to the Current Report on form 8-K filed on November 13, 2020

10.74	Cover Letter and Restricted Shares Award Agreement for David Rothrock	Incorporated by reference to the Current Report on form 8-K filed on November 13, 2020

10.75	Cover Letter and Restricted Shares Award Agreement for James Bell	Incorporated by reference to the Current Report on form 8-K filed on November 13, 2020

10.78	Joinder Agreement dated December 23, 2020	Incorporated by reference to the Current Report on form 8-K filed on December 31, 2020

10.79	Promissory Note in the Amount of $1,000,000 with Joe Cammarata, dated January 30, 2020, First Amendment to the $1,000,000 Promissory Note dated January 31, 2020 and Second Amendment to the $1,000,000 Promissory Note dated January 30, 2020	Incorporated by reference to the periodic report on Form 10-Q filed February 26, 2021

Exhibit Number*	Title of Document	Location

10.81	Securities Purchase Agreement between Investview Financial Group Holdings, LLC, Investview, Inc., and the Purchasers Listed on Schedule A dated as of March 22, 2021.	Incorporated by reference to the Current Report on Form 8-K filed on March 26, 2021

10.82	Securities Purchase Agreement between Investview MTS, LLC, Investview Financial Group Holdings, LLC, Investview, Inc., and MPower Trading Systems LLC dated as of March 22, 2021.	Incorporated by reference to the Current Report on Form 8-K filed on March 26, 2021

10.83	Working Capital Promissory Note by Investview, Inc., dated as of March 22, 2021.	Incorporated by reference to the Current Report on Form 8-K filed on March 26, 2021

10.87	Lock-Up Agreement	Incorporated by reference to the periodic report on Form 10-K filed on June 29, 2021

10.88	Second Amendment to Amended and Restated Securities Purchase Agreement dated as of November 9, 2020	Incorporated by reference to the Current Report on Form 8-K filed on June 2, 2021

10.89	Employment Agreement between Investview, Inc., and Ralph R. Valvano, effective as of June 7, 2021	Incorporated by reference to the Current Report on Form 8-K filed on June 9, 2021

10.90	Amendment to Employment Agreement between Investview, Inc., and Jayme McWidener, effective as of June 7, 2021	Incorporated by reference to the Current Report on Form 8-K filed on June 9, 2021

Exhibit Number*	Title of Document	Location

10.91	Amended and Restated Securities Purchase Agreement between and among Investview MTS, LLC, Investview Financial Group Holdings, LLC, Investview, Inc., and MPower Trading Systems, LLC dated as of September 3, 2021	Incorporated by reference to the Current Report on Form 8-K filed on September 10, 2021

10.92	Bill of Sale, Assignment and Assumption between Investview MTS, LLC, and MPower Trading Systems, LLC dated as of September 3, 2021	Incorporated by reference to the Current Report on Form 8-K filed on September 10, 2021

10.93	Registration Rights Agreement dated as of September 3, 2021	Incorporated by reference to the Current Report on Form 8-K filed on September 10, 2021

10.94	Debt Conversion Agreement between Investview, Inc. and Joseph Cammarata, effective as of March 30, 2021	Incorporated by reference to the Current Report on Form 8-K filed on September 29, 2021

10.95	Convertible Promissory Note due March 30, 2022, dated March 30, 2021	Incorporated by reference to the Current Report on Form 8-K filed on September 29, 2021

10.96	Amendment One to Convertible Promissory Note dated March 30, 2021	Incorporated by reference to the Current Report on Form 8-K filed on September 29, 2021

10.97	Third Amendment to Amended and Restated Securities Purchase Agreement dated as of November 9, 2020	Incorporated by reference to the Quarterly Report on Form 10-Q filed on November 22, 2021

10.98	Separation and Release Agreement by and among Investview, Inc., and Mario Romano and Wealth Engineering, LLC, dated as of January 6, 2022	Incorporated by reference to the Current Report on Form 8-K filed on January 10, 2022

10.99	Separation and Release Agreement by and among Investview, Inc., and Annette Raynor and Wealth Engineering, LLC, dated as of January 6, 2022	Incorporated by reference to the Current Report on Form 8-K filed on January 10, 2022

10.100	Employment Agreement between Investview, Inc., and Victor M. Oviedo, dated as of February 10, 2022	Incorporated by reference to the Current Report on Form 8-K filed on February 23, 2022

Exhibit Number*	Title of Document	Location

10.101	Indemnification Agreement between Investview, Inc., and Victor M. Oviedo, dated as of February 10, 2022	Incorporated by reference to the Current Report on Form 8-K filed on February 23, 2022

10.102	Victor M. Oviedo Joinder to Lock-Up Agreement dated March 22, 2021	Incorporated by reference to the Current Report on Form 8-K filed on February 23, 2022

10.103	Employment Agreement between Investview, Inc., and James R. Bell, dated as of February 22, 2022	Incorporated by reference to the Current Report on Form 8-K filed on February 23, 2022

10.104	Employment Agreement between Investview, Inc., and Myles Gill, dated as of February 21, 2022	Incorporated by reference to the Current Report on Form 8-K filed on February 23, 2022

10.105	Myles Gill Joinder to Lock-Up Agreement dated March 22, 2021	Incorporated by reference to the Current Report on Form 8-K filed on February 23, 2022

10.106	Form of Executive Indemnification Agreement in Use as of February 2022	Incorporated by reference to the Current Report on Form 8-K filed on February 23, 2022

10.107	Investview, Inc., 2022 Incentive Plan	Incorporated by reference to the Current Report on Form 8-K filed on February 23, 2022

10.110	Non-Statutory Option Award and Non-Statutory Option Award Agreement for David B. Rothrock #1	Incorporated by reference to the Current Report on Form 8-K filed on June 30, 2022

10.111	Non-Statutory Option Award and Non-Statutory Option Award Agreement for David B. Rothrock #2	Incorporated by reference to the Current Report on Form 8-K filed on June 30, 2022

Exhibit Number*	Title of Document	Location

10.112	Amendment to Employment Agreement with Victor Oviedo	Incorporated by reference to the Current Report on Form 8-K filed on June 30, 2022

10.113	Non-Statutory Option Award and Non-Statutory Option Award Agreement for Victor Oviedo #1	Incorporated by reference to the Current Report on Form 8-K filed on June 30, 2022

10.114	Non-Statutory Option Award and Non-Statutory Option Award Agreement for Victor Oviedo #2	Incorporated by reference to the Current Report on Form 8-K filed on June 30, 2022

10.115	Amendment to Employment Agreement with James R. Bell	Incorporated by reference to the Current Report on Form 8-K filed on June 30, 2022

10.116	Non-Statutory Option Award and Non-Statutory Option Award Agreement for James R. Bell #1	Incorporated by reference to the Current Report on Form 8-K filed on June 30, 2022

10.117	Non-Statutory Option Award and Non-Statutory Option Award Agreement for James R. Bell #2	Incorporated by reference to the Current Report on Form 8-K filed on June 30, 2022

10.118	Amendment to Employment Agreement with Myles Gill	Incorporated by reference to the Current Report on Form 8-K filed on June 30, 2022

10.119	Non-Statutory Option Award and Non-Statutory Option Award Agreement for Myles P Gill	Incorporated by reference to the Current Report on Form 8-K filed on June 30, 2022

10.120	Amended and Restated Employment Agreement with Ralph Valvano	Incorporated by reference to the Current Report on Form 8-K filed on June 30, 2022

10.121	Non-Statutory Option Award and Non-Statutory Option Award Agreement for Ralph Valvano #1	Incorporated by reference to the Current Report on Form 8-K filed on June 30, 2022

10.122	Non-Statutory Option Award and Non-Statutory Option Award Agreement for Ralph Valvano #2	Incorporated by reference to the Current Report on Form 8-K filed on June 30, 2022

10.123	Fourth Amendment to Amended and Restated Securities Purchase Agreement dated as of November 9, 2020	Incorporated by reference to the Quarterly Report on Form 10-Q filed on August 15, 2022

10.124	Stock Purchase and Release Agreement dated September 18, 2023	Incorporated by reference to the Current Report on Form 8-K filed on October 4, 2023

10.125	Stock Purchase and Release Agreement dated February 6, 2024	Incorporated by reference to the Current Report on Form 8-K filed on February 9, 2024

Exhibit Number*	Title of Document	Location

Item 21	Subsidiaries of the Registrant

21.01	Schedule of Subsidiaries	Incorporated by reference to Amendment No. 2 to the Registration Statement on Form S-1/A filed March 11, 2019

Item 23	Consents of Experts and Counsel

23.01	Consent of M&K CPAs	This filing.

Item 31	Rule 13a-14(a)/15d-14(a) Certifications

31.01	Rule 13a-14(a) Certification of Principal Executive Officer	This filing.

31.02	Rule 13a-14(a) Certification of Principal Financial Officer	This filing.

Item 32	Section 1350 Certifications

32.01	Section 1350 Certification of the Principal Executive Officer	This filing.

32.02	Section 1350 Certification of the Principal Financial Officer	This filing.

Item 101	Interactive Data Files***

101.INS	XBRL Instance Document	This filing.

101.SCH	XBRL Taxonomy Extension Schema	This filing.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase	This filing.

101.DEF	XBRL Taxonomy Extension Definition Linkbase	This filing.

Exhibit Number*	Title of Document	Location

101.LAB	XBRL Taxonomy Extension Label Linkbase	This filing.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase	This filing.

Item 104	Cover Page Interactive Data File

	Cover Page Interactive Data File (formatted as Inline XBRL and continued in Exhibit 101).	This filing.

*	All exhibits are numbered with the number preceding the decimal indicating the applicable SEC reference number in Item 601 and the number following the decimal indicating the sequence of the particular document. Omitted numbers in the sequence refer to documents previously filed as an exhibit.
**	Identifies each management contract or compensatory plan or arrangement required to be filed as an exhibit, as required by Item 15(a)(3) of Form 10-K.
***	Users of this data are advised that, pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of this annual report for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Exchange Act and otherwise are not subject to liability.

Item 16. Form 10-K Summary

Not included.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Investview Inc.

Dated: March 29, 2024	By:	/s/ Victor M. Oviedo
Victor M. Oviedo
Chief Executive Officer
(Principal Executive Officer)

Dated: March 29, 2024	By:	/s/ Ralph R. Valvano
Ralph R. Valvano
Chief Financial Officer
(Principal Financial Officer and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Victor M. Oviedo	Chief Executive Officer and Director	March 29, 2024
Victor M. Oviedo	(Principal Executive Officer)

/s/ Ralph R. Valvano	Chief Financial Officer	March 29, 2024
Ralph R. Valvano	(Principal Financial and Accounting Officer)

/s/ James Bell	President, Chief Operating Officer	March 29, 2024
James Bell	and Director

/s/ David B. Rothrock	Chairman	March 29, 2024
David B. Rothrock

DECEMBER 31, 2023 AND 2022

FORMING A PART OF ANNUAL REPORT

PURSUANT TO THE SECURITIES EXCHANGE ACT OF 1934

INVESTVIEW, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Shareholders of Investview, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Investview, Inc. (the Company) as of December 31, 2023 and 2022, and the related consolidated statements of operations and other comprehensive income (loss), stockholders’ equity (deficit), and cash flows for the years ended and the related notes to the consolidated financial statements. In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for the year ended in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

Revenue Recognition

The Company generates revenues from the mining of Bitcoin that requires significant judgements with regard to how the revenues are recognized. As discussed in the notes to the financial statements, management’s estimate of the consideration received and recognized from its cryptocurrency mining activities is considered variable.

Given the intricate technological considerations and complexities inherent in cryptocurrency transactions, the assessment of mining revenues requires a nuanced understanding of cryptocurrency technology, transaction processes, verification procedures, and valuation methodologies. As such, Auditing management’s evaluation of the accounting for mining revenues recognized involved significant judgement and subjectivity due to technological considerations and complexity of cryptocurrency transactions.

We evaluated the appropriateness and accuracy of management’s assessment in relation to our understanding of cryptocurrency technology, evaluation of transaction processes, verification of transactions, and assessment of valuation methods.

/s/ M&K CPAS, PLLC

We have served as the Company’s auditor since 2021.

The Woodlands, TX

March 29, 2024

INVESTVIEW, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2023	2022

ASSETS
Current assets:
Cash and cash equivalents	$20,912,276	$20,317,253
Restricted cash, current	230,354	931,540
Prepaid assets	492,607	366,561
Receivables	2,232,725	1,255,542
Inventory	-	249,480
Income tax paid in advance	-	535,932
Other current assets	585,632	2,360,957
Total current assets	24,453,594	26,017,265

Fixed assets, net	6,536,823	8,508,274

Other assets:
Restricted cash, long term	-	240,105
Other restricted assets, long term	-	113,139
Operating lease right-of-use asset	110,427	223,692
Deposits	2,588,127	473,598
Total other assets	2,698,554	1,050,534

Total assets	$33,688,971	$35,576,073

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued liabilities	$5,854,093	$4,608,786
Payroll liabilities	187,419	197,300
Income tax payable	1,004,535	240,603
Customer advance	-	96,609
Deferred revenue	2,703,398	2,074,574
Derivative liability	5,732	24,426
Dividend liability	256,392	236,630
Operating lease liability, current	109,628	148,226
Related party debt, net of discounts, current	1,203,247	1,201,927
Debt, net of discounts, current	715,127	2,938,757
Total current liabilities	12,039,571	11,767,838

Operating lease liability, long term	6,048	79,432
Accrued liabilities, long term	1,189,643	-
Related party debt, net of discounts, long term	1,162,349	824,581
Debt, net of discounts, long term	501,062	5,529,646
Total long term liabilities	2,859,102	6,433,659

Total liabilities	14,898,673	18,201,497

Commitments and contingencies	-	-

Stockholders’ equity (deficit):
Preferred stock, par value: $0.001; 50,000,000 shares authorized, 252,192 and 252,192 issued and outstanding as of December 31, 2023 and December 31, 2022, respectively	252	252
Common stock, par value $0.001; 10,000,000,000 shares authorized; 2,333,356,496 and 2,636,275,489 shares issued and outstanding as of December 31, 2023 and December 31, 2022, respectively	2,333,356	2,636,275
Additional paid in capital	104,056,807	104,350,746
Accumulated other comprehensive income (loss)	(23,218)	(23,218)
Accumulated deficit	(87,576,899)	(89,589,479)
Total stockholders’ equity (deficit)	18,790,298	17,374,576

Total liabilities and stockholders’ equity (deficit)	$33,688,971	$35,576,073

The accompanying notes are an integral part of these consolidated financial statements.

INVESTVIEW, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME (LOSS)

	Year Ended	Year Ended
	December 31, 2023	December 31, 2022

Revenue:
Subscription revenue, net of refunds, incentives, credits, and chargebacks	$56,036,052	$48,260,197
Mining revenue	11,348,156	11,796,215
Cryptocurrency revenue	513,285	1,614,568
Mining equipment repair revenue	23,378	172,056
Digital wallet revenue	-	5,868
Total revenue, net	67,920,871	61,848,904

Operating costs and expenses:
Cost of sales and service	10,736,709	8,249,790
Commissions	31,716,399	26,986,048
Selling and marketing	560,065	58,617
Salary and related	7,112,954	7,441,829
Professional fees	1,378,367	2,615,016
Impairment expense	2,056,386	14,632,823
Bad debt expense	-	3,975
Loss (gain) on disposal of assets	223,630	(266,838)
General and administrative	9,531,431	10,740,430
Total operating costs and expenses	63,315,941	70,461,690

Net income (loss) from operations	4,604,930	(8,612,786)

Other income (expense):
Gain (loss) on debt extinguishment	-	455
Gain (loss) on fair value of derivative liability	18,691	44,945
Realized gain (loss) on cryptocurrency	255,268	(1,575,164)
Interest expense	(18,750)	(18,750)
Interest expense, related parties	(1,239,603)	(2,650,324)
Other income (expense)	1,389,796	193,235
Total other income (expense)	405,402	(4,005,603)

Income (loss) before income taxes	5,010,332	(12,618,389)
Income tax expense	(2,178,412)	(326,555)

Net income (loss)	2,831,920	(12,944,944)

Dividends on Preferred Stock	(819,340)	(819,340)

Net income (loss) applicable to common shareholders	$2,012,580	$(13,764,284)

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	$-	$(218)
Total other comprehensive income (loss)	-	(218)
Comprehensive income (loss) applicable to common shareholders	$2,831,920	$(12,945,162)

Basic income (loss) per common share	$0.00	$(0.01)
Diluted income (loss) per common share	$0.00	$(0.01)

Basic weighted average number of common shares outstanding	2,559,093,504	2,677,718,626
Diluted weighted average number of common shares outstanding	3,595,522,075	2,677,718,626

The accompanying notes are an integral part of these consolidated financial statements.

INVESTVIEW, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

						Accumulated
					Additional	Other
	Preferred Stock		Common Stock		Paid in	Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Total
Balance, December 31, 2021	252,192	$252	2,904,210,762	$2,904,211	$101,883,573	$(23,000)	$(75,825,195)	$28,939,841
Common stock issued for services and other stock based compensation	-	-	-	-	2,784,145	-	-	2,784,145
Common stock repurchased and canceled	-	-	(5,000,000)	(5,000)	(41,720)	-	-	(46,720)
Common stock repurchased from related parties and canceled	-	-	(43,101,939)	(43,103)	(1,680,906)	-	-	(1,724,009)
Common stock canceled	-	-	(219,833,334)	(219,833)	219,833	-	-	-
Contributed capital	-	-	-	-	1,185,821	-	-	1,185,821
Dividends	-	-	-	-	-	-	(819,340)	(819,340)
Foreign currency translation adjustment	-	-	-	-	-	(218)	-	(218)
Net income (loss)	-	-	-	-	-	-	(12,944,944)	(12,944,944)
Balance, December 31, 2022	252,192	$252	2,636,275,489	$2,636,275	$104,350,746	$(23,218)	$(89,589,479)	$17,374,576
Common stock issued for services and other stock based compensation	-	-	-	-	2,575,496	-	-	2,575,496
Warrant Exercise	-	-	230	-	23	-	-	23
Derivative liability extinguished with warrant exercise	-	-	-	-	3	-	-	3
Common stock repurchased from related parties and canceled	-	-	(302,919,223)	(302,919)	(2,869,461)	-	-	(3,172,380)
Dividends	-	-	-	-	-	-	(819,340)	(819,340)
Net income (loss)	-	-	-	-	-	-	2,831,920	2,831,920
Balance, December 31, 2023	252,192	$252	2,333,356,496	$2,333,356	$104,056,807	$(23,218)	$(87,576,899)	$18,790,298

The accompanying notes are an integral part of these consolidated financial statements.

INVESTVIEW INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended	Year Ended
	December 31, 2023	December 31, 2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$2,831,920	$(12,944,944)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	4,450,466	6,227,907
Amortization of debt discount	337,767	1,728,862
Stock issued for services and other stock based compensation	2,575,496	2,784,145
Lease cost, net of repayment	1,283	(30,542)
(Gain) loss on debt extinguishment	-	(455)
(Gain) loss on disposal of assets	223,630	(266,838)
Gain on fair value of derivative liability	(18,691)	(44,945)
Realized (gain) loss on cryptocurrency	(255,268)	1,575,164
Bad debt expense	-	3,975
Impairment expense	2,056,386	14,632,823
Changes in operating assets and liabilities:
Receivables	(977,183)	660,552
Inventory	74,645	(304,655)
Prepaid assets	(126,046)	(202,307)
Income tax paid in advance	535,932	(535,932)
Other current assets	(5,396,521)	(3,827,504)
Deposits	(2,114,529)	-
Accounts payable and accrued liabilities	(350,764)	725,256
Income tax payable	763,932	(567,224)
Customer advance	(96,609)	20,907
Deferred revenue	628,824	(1,213,869)
Accrued interest	18,750	18,750
Accrued interest, related parties	901,837	921,462
Net cash provided by (used in) operating activities	6,065,257	9,360,588

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash received from the disposal of fixed assets	23,278	1,093,556
Cash paid for fixed assets	(2,561,001)	(15,267,932)
Net cash provided by (used in) investing activities	(2,537,723)	(14,174,376)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments for related party debt	(900,516)	(2,943,272)
Repayments for debt	(1,948,906)	(973,217)
Payments for shares repurchased	-	(46,720)
Payments for shares repurchased from related parties	(396,547)	(1,724,009)
Dividends paid	(627,856)	(626,784)
Proceeds from the exercise of warrants	23	-
Net cash provided by (used in) financing activities	(3,873,802)	(6,314,002)

Effect of exchange rate translation on cash	-	(218)

Net increase (decrease) in cash, cash equivalents, and restricted cash	(346,268)	(11,128,008)
Cash, cash equivalents, and restricted cash - beginning of period	21,488,898	32,616,906
Cash, cash equivalents, and restricted cash - end of period	$21,142,630	$21,488,898

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$932,197	$1,060,582
Income taxes	$878,548	$1,429,711
Non-cash investing and financing activities:
Debt extinguished in exchange for cryptocurrency	$5,322,058	$1,979,789
Common stock cancelled	$-	$219,833
Common stock repurchased for payables	$2,775,833	$-
Dividends declared	$819,340	$819,340
Dividends paid with cryptocurrency	$171,722	$175,631
Recognition of lease liability and ROU asset at lease commencement	$23,520	$172,042
Cryptocurrency received from sale of fixed assets	$9,913	$-
Derivative liability extinguished with warrant exercise	$3	$-
Contribution of crypto currency from related party	$-	$1,185,821
Fixed assets moved to inventory	$-	$621,093
Fixed asset acquired with cryptocurrency	$-	$259,916

The accompanying notes are an integral part of these consolidated financial statements.

INVESTVIEW, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023 AND 2022

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

Nature of Business

We operate a diversified financial technology company that through its subsidiaries and global distribution network provides financial technology, education tools, content, research, and a digital asset technology company, which develops, operates, and supports blockchain technologies, with a focus on the Bitcoin blockchain ecosystem and the generation of digital assets. In addition, we are planning to expand our business into the retail brokerage and financial markets industry by integrating the online brokerage trading platform we acquired in connection with our recent acquisition of Opencash, with the proprietary algorithmic trading platform we acquired in September 2021. Opencash is an early-stage registered broker-dealer that plans to offer investors an online trading platform to enable self-directed retail brokerage services and develop synergies with the educational content and products offered by other of our business units.

INVESTVIEW, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023 AND 2022

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Accounting

Our policy is to prepare our financial statements on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America.

Principles of Consolidation

The consolidated financial statements include the accounts of Investview, Inc., and our wholly owned subsidiaries: iGenius, LLC, Apex Tek, LLC, SAFETek, LLC, Investview Financial Group Holdings, LLC, Investview MTS, LLC, and MyLife Wellness Company. All intercompany transactions and balances have been eliminated in consolidation.

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

The following rates were used to translate the accounts of Kuvera France S.A.S. into USD for the following operating periods.

Year ended December 31, 2022
Euro to USD	1.1118

INVESTVIEW, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023 AND 2022

Concentration of Credit Risk

Financial instruments that potentially expose us to concentration of credit risk include cash, accounts receivable, and advances. We place our cash and temporary cash investments with credit quality institutions. At times, such investments may be in excess of the FDIC insurance limit of $250,000. As of December 31, 2023 and 2022, cash balances that exceeded FDIC limits were $3,778,085 and $18,202,860, respectively. We have not experienced significant losses relating to these concentrations in the past.

Cash Equivalents and Restricted Cash

For purposes of reporting cash flows, we consider all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. As of December 31, 2023 and 2022, we had no cash equivalents.

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the balance sheet that sum to the total of the same such amounts shown in the statement of cash flows.

	December 31, 2023	December 31, 2022
Cash and cash equivalents	$20,912,276	$20,317,253
Restricted cash, current	230,354	931,540
Restricted cash, long term	-	240,105
Total cash, cash equivalents, and restricted cash shown on the statement of cash flows	$21,142,630	$21,488,898

Amount included in restricted cash represent funds required to be held in an escrow account by a contractual agreement and will be used for paying dividends to our Series B Preferred Stockholders and funds required to be held in an account as collateral for business charges on our Company credit card.

Receivables

Receivables are carried at net realizable value, representing the outstanding balance less an allowance for doubtful accounts based on a review of all outstanding amounts. Management determines the allowance for doubtful accounts by regularly evaluating individual receivables and receivables are written off when deemed uncollectible. Recoveries of receivables previously written off are recorded when received. We had an allowance for doubtful accounts of $722,324 and $719,342 as of December 31, 2023 and 2022, respectively. A portion of our Receivables balance is for amounts held in reserve by our merchant processors for future returns and chargebacks. The amount held in reserve was $500,000 and $775,000 as of December 31, 2023 and 2022, respectively.

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

Fixed assets were made up of the following at each balance sheet date:

	Estimated
	Useful
	Life	December 31,	December 31,
	(years)	2023	2022
Furniture, fixtures, and equipment	10	$717	$76,716
Computer equipment	3	11,308	12,869
Leasehold improvements	Remaining Lease Term	-	40,528
Data processing equipment	3	14,084,670	13,187,312
Mining repair tools and equipment	1	-	13,627
		14,096,695	13,331,052
Accumulated depreciation		(7,559,872)	(4,822,778)
Net book value		$6,536,823	$8,508,274

Total depreciation expense for the years ended December 31, 2023 and 2022, was $4,450,466 and $6,227,907, respectively, all of which was recorded in our general and administrative expenses on our statement of operations. During the year ended December 31, 2023, we sold assets with a total net book value of $26,731 for cash of $23,278 and bitcoin worth $9,913, therefore recognized a gain on disposal of assets of $6,460. This gain was offset by loss on disposal of assets with a net book value of $55,255. During the year ended December 31, 2022, we sold assets with a total net book value of $826,718 for cash of $1,093,556, therefore recognized a gain on disposal of assets of $266,838. The facility hosting our Data Processing Equipment as of December 31, 2023 has a right to sell our equipment to satisfy invoices over 30 days past due.

INVESTVIEW, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023 AND 2022

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

We hold cryptocurrency-denominated assets and include them in our consolidated balance sheet as other assets. The value of our cryptocurrencies as of December 31, 2023 and 2022 were $585,632 (current) and $2,474,096 ($2,360,957 current and $113,139 restricted long term), respectively. Cryptocurrencies purchased or received for payment from customers are recorded in accordance with ASC 350-30 and cryptocurrencies awarded to the Company through its mining activities ($11,348,156 and $11,796,215 for the years ended December 31, 2023 and 2022, respectively) are accounted for in connection with the Company’s revenue recognition policy. The use of cryptocurrencies is accounted for in accordance with the first in first out method of accounting. For the years ended December 31, 2023 and 2022, we recorded realized gains (losses) on our cryptocurrency transactions of $255,268 and ($1,575,164), respectively. For the year ended December 31, 2023, we recognized impairment expense related to our cryptocurrency holdings of $2,056,386. The impairment was due to carrying value of our ndau coins exceeding its fair value what was deemed $0 due to NDAU having no trade volume and not being listed on an exchange as of December 31, 2023. For the year ended December 31, 2022, we recognized impairment expense related to our cryptocurrency holdings of $689,822. The impairment was due to carrying value of our ndau coins exceeding its fair value what was determined by using a five day look back of the volume weighted average price of ndau as of December 31, 2022.

On March 22, 2021, we entered into Securities Purchase Agreement to acquire the operating assets and intellectual property rights of MPower, a company controlled and partially owned by David B. Rothrock and James R. Bell, two of our board members. As a result, we obtained Prodigio, a proprietary software-based trading platform with applications within the brokerage industry, which was valued at $7,240,000 and recorded on our balance sheet as an intangible asset as of December 31, 2021. The intangible asset was expected to have a definite life, however, during the year ended December 31, 2022 the software had not been placed in service; therefore, a useful life had not been assigned and no amortization had been recorded. Instead, as of December 31, 2022, the intangible asset was conservatively impaired due to a question on the recoverability of the value recorded.

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

During the year ended December 31, 2023, no impairment was recorded. During the year ended December 31, 2022, we impaired computer equipment with a cost basis of $3,263, furniture fixtures and equipment with a cost basis of $11,372, and data processing equipment with a cost basis of $9,431,923. The impairment was due to disposals and an estimate of expected future cash flows that was less than the assets carrying value. We had recorded accumulated depreciation for the impaired assets of $3,419,825 through the date of disposal, therefore we recorded $6,026,733 as impairment expense related to the fixed assets for the year ended December 31, 2022. Also, during the year ended December 31, 2022, we impaired intangible assets of $7,240,000 due to questions regarding the recoverability of the asset value.

INVESTVIEW, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023 AND 2022

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

Our financial instruments consist of cash, accounts receivable, and accounts payable. We have determined that the book value of our outstanding financial instruments as of December 31, 2023 and 2022, approximates the fair value due to their short-term nature.

Items recorded or measured at fair value on a recurring basis in the accompanying consolidated financial statements consisted of the following items as of December 31, 2023:

	Level 1	Level 2	Level 3	Total
Total Assets	$-	$-	$-	$-

Derivative liability	$-	$-	$5,732	$5,732
Total Liabilities	$-	$-	$5,732	$5,732

Items recorded or measured at fair value on a recurring basis in the accompanying consolidated financial statements consisted of the following items as of December 31, 2022:

	Level 1	Level 2	Level 3	Total
Total Assets	$-	$-	$-	$-

Derivative liability	$-	$-	$24,426	$24,426
Total Liabilities	$-	$-	$24,426	$24,426

INVESTVIEW, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023 AND 2022

Revenue Recognition

Subscription Revenue

Most of our revenue is generated by membership and subscription sales and payment is received at the time of purchase. We recognize subscription revenue in accordance with ASC 606-10 where revenue is measured based on a consideration specified in a contract with a customer and recognized when we satisfy the performance obligation specified in each contract. Our performance obligation is to provide services over a fixed subscription period; therefore, we recognize revenue ratably over the subscription period and deferred revenue is recorded for the portion of the subscription period subsequent to each reporting date. Additionally, we offer a designated trial period to first-time subscription customers, during which a full refund can be requested if a customer does not wish to continue with the subscription. Revenues are deferred during the trial period as collection is not probable until that time has passed. Revenues are presented net of refunds, sales incentives, credits, and known and estimated credit card chargebacks. As of December 31, 2023 and 2022 our deferred revenues were $2,703,398 and $2,074,574, respectively.

Mining Revenue

We generate revenue from mining bitcoin. The Company has entered into a digital asset mining pool by executing a contract, as amended from time to time, with the mining pool operator to provide computing power to the mining pool. The contract is terminable at any time by either party without penalty and the Company’s enforceable right to compensation only begins when the Company provides computing power to the mining pool operator. In exchange for providing computing power, we are entitled to a Full-Pay-Per-Share payout of Bitcoin based on a contractual formula, which primarily calculates the hash rate provided by us to the mining pool as a percentage of total network hash rate, and other inputs. We are entitled to consideration even if a block is not successfully placed by the mining pool operator.

Providing computing power to solve complex cryptographic algorithms in support of the Bitcoin blockchain (in a process known as “solving a block”) is an output of the Company’s ordinary activities. The provision of providing such computing power is the only performance obligation in the Company’s contract with the mining pool operator. The transaction consideration the Company receives is net of digital asset transaction fees kept by the mining pool operator and is noncash, in the form of Bitcoin, which the Company measures at fair value on the date Bitcoin is received. This value is not materially different than the fair value at the moment we meet the performance obligation, which can be recalculated based on the contractual formula. The consideration is variable. The amount of consideration recognized is constrained to the amount of consideration received, which is when it is probable a significant reversal will not occur. There is no significant financing component or risk of a significant revenue reversal in these transactions due to the performance obligations and settlement of the transactions being on a daily basis.

Cryptocurrency Revenue

We generate revenue from the sale of cryptocurrency packages to our customers through an arrangement with a third-party supplier. The various packages included different amounts of coin with differing rates of returns and terms. The coin is delivered by a third-party supplier. The sale of cryptocurrency packages was discontinued during the year ended December 31, 2023.

We recognize cryptocurrency revenue in accordance with ASC 606-10 where revenue is measured based on a consideration specified in a contract with a customer and recognized when we satisfy the performance obligation specified in each contract. Our performance obligation is to arrange for the third-party to provide to our customers and payment is received from our customers at the time of order placement. All customers are given two weeks to request a refund, therefore we record a customer advance on our balance sheet upon receipt of payment. After the two weeks have passed from order placement, we request our third-party supplier to deliver coin, at which time we recognize revenue and the amounts due to our supplier on our books. As of December 31, 2023 and 2022 our customer advances related to cryptocurrency revenue were $0 and $96,609, respectively.

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

DECEMBER 31, 2023 AND 2022

Digital Wallet Revenue

We generate revenue from the sale of digital wallets to our customers through an arrangement with a third-party supplier. We offer three tiers of wallets which include different features. The digital wallets are delivered by a third-party supplier. The sale of digital wallets to our customers was discontinued during the year ended December 31, 2022.

We recognize digital wallet revenue in accordance with ASC 606-10 where revenue is measured based on a consideration specified in a contract with a customer and recognized when we satisfy the performance obligation specified in each contract. Our performance obligation is to arrange for the third parties to provide the wallet to our customers and payment is received from our customers at the time of order placement.

Revenue generated for the year ended December 31, 2023, was as follows:

	Subscription Revenue	Cryptocurrency Revenue	Mining Revenue	Miner Repair Revenue	Total
Gross billings/receipts	$60,516,836	$990,785	$11,348,156	$23,378	$72,879,156
Refunds, incentives, credits, and chargebacks	(4,480,784)	-	-	-	(4,480,784)
Amounts paid to supplier	-	(477,500)	-	-	(477,500)
Net revenue	$56,036,052	$513,285	$11,348,156	$23,378	$67,920,871

Foreign revenues for the year ended December 31, 2023 was approximately $51.1 million while domestic revenue for the year ended December 31, 2023 was approximately $16.9 million.

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

Advertising, Selling, and Marketing Costs

We expense advertising, selling, and marketing costs as incurred. Advertising, selling, and marketing costs include costs of promoting our product worldwide, including promotional events. Advertising, selling, and marketing expenses for the year ended December 31, 2023 and 2022, totaled $560,065 and $58,617, respectively.

Cost of Sales and Service

Included in our costs of sales and services is amounts paid to our trading and market experts that provide financial education content and tools to our subscription customers and hosting and electricity fees that we pay to vendors to set up our mining equipment at third-party sites in order to generate mining revenue. Costs of sales and services for the year ended December 31, 2023 and 2022, totaled $10,736,709 and $8,249,790, respectively.

Inventory

Inventory consists of finished goods to be sold as part of our miner repair revenue and materials that were purchased for refurbishment but will be sold as purchased due to the Company winding down the refurbishment and sale of repaired miners. Inventory is valued at the lower of cost or net realizable value using the first-in, first-out (FIFO) method and is inclusive of any shipping and tax costs. During the year ended December 31, 2023, we recognized a loss on disposal of assets of $174,835. During the year ended December 31, 2022, we reclassified $621,093 worth of defective mining equipment to inventory and recorded an impairment expense of $676,268. As of December 31, 2023 and 2022 the net realizable value of our inventory was $0 and $249,480, respectively.

INVESTVIEW, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023 AND 2022

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

The following table illustrates the computation of diluted earnings per share for the year ended December 31, 2023.

Net income (loss)	$2,831,920
Less: preferred dividends	(819,340)
Add: interest expense on convertible debt	900,516
Net income available to common shareholders (numerator)	$2,913,096

Basic weighted average number of common shares outstanding	2,559,093,504
Dilutive impact of convertible notes	471,428,571
Dilutive impact of non-voting membership interest	565,000,000
Diluted weighted average number of common shares outstanding (denominator)	3,595,522,075

Diluted income per common share	$0.00

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

INVESTVIEW, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023 AND 2022

NOTE 3 – RECENT ACCOUNTING PRONOUNCEMENTS

In December 2023, the FASB issued ASU No. 2023-08, Intangibles—Goodwill and Other—Crypto Assets (Subtopic 350-60): Accounting for and Disclosure of Crypto Assets. The amendments in ASU No. 2023-08 are intended to improve the accounting for certain crypto assets by requiring an entity to measure those crypto assets at fair value each reporting period with changes in fair value recognized in net income. The amendments also improve the information provided to investors about an entity’s crypto asset holdings by requiring disclosure about significant holdings, contractual sale restrictions, and changes during the reporting period. The amendments are effective for all entities for fiscal years beginning after December 15, 2024, including interim periods within those fiscal years. Early adoption is permitted for both interim and annual financial statements that have not yet been issued (or made available for issuance). If an entity adopts the amendments in an interim period, it must adopt them as of the beginning of the fiscal year that includes that interim period. ASU No. 2023-08 requires a cumulative-effect adjustment to the opening balance of retained earnings (or other appropriate components of equity or net assets) as of the beginning of the annual reporting period in which an entity adopts the amendments. The Company has not yet adopted ASU No. 2023-08 and is currently evaluating the impact that the adoption will have on the Company’s financial statement presentation and disclosures.

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

During the year ended December 31, 2023, we recorded a net income from operations of $4,604,930 and net income of $2,831,920. As of December 31, 2023, we have unrestricted cash of $20,912,276 and a working capital balance of $12,414,023 and our unrestricted cryptocurrency balance was reported at a cost basis of $585,632. Management does not believe there are any liquidity issues as of December 31, 2023.

NOTE 5 – RELATED PARTY TRANSACTIONS

Related Party Debt

Our related party debt consisted of the following:

	December 31, 2023	December 31, 2022
Convertible Promissory Note entered into on 4/27/20, net of debt discount of $822,289 as of December 31, 2023 [1]	$477,711	$347,782
Convertible Promissory Note entered into on 5/27/20, net of debt discount of $446,434 as of December 31, 2023 [2]	253,566	183,020
Convertible Promissory Note entered into on 11/9/20, net of debt discount of $868,928 as of December 31, 2023 [3]	431,072	293,779
Working Capital Promissory Note entered into on 3/22/21 [4]	1,203,247	1,201,927
Total related-party debt	2,365,596	2,026,508
Less: Current portion	(1,203,247)	(1,201,927)
Related-party debt, long term	$1,162,349	$824,581

[1]	On April 27, 2020 we received proceeds of $1,300,000 from DBR Capital, LLC, an entity controlled by a member of our Board of Directors, and entered into a convertible promissory note. The note is secured by collateral of the Company and its subsidiaries. The note bears interest at 20% per annum, payable monthly, and the principal is due and payable on April 27, 2030. Per the original terms of the agreement the note was convertible into common stock at a conversion price of $0.01257 per share, which was amended on November 9, 2020 to reduce the conversion price to $0.007 per share. At inception we recorded a beneficial conversion feature and debt discount of $1,300,000. During the year ended December 31, 2023 and 2022 we recognized $129,929 and $129,929 of the debt discount into interest expense as well as expensed an additional $260,016 and $260,016 of interest expense on the note and made payments for interest of $260,016 and $281,684, leaving no accrued interest in the balances shown here.

INVESTVIEW, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023 AND 2022

[2]	On May 27, 2020 we received proceeds of $700,000 from DBR Capital, LLC, an entity controlled by a member of our Board of Directors, and entered into a convertible promissory note. The note is secured by collateral of the Company and its subsidiaries. The note bears interest at 20% per annum, payable monthly, and the principal is due and payable on April 27, 2030. Per the original terms of the agreement the note was convertible into common stock at a conversion price of $0.01257 per share, which was amended on November 9, 2020 to reduce the conversion price to $0.007 per share. At inception we recorded a beneficial conversion feature and debt discount of $700,000. During the year ended December 31, 2023 and 2022 we recognized $70,541 and $70,541 of the debt discount into interest expense as well as expensed an additional $140,004 and $140,004 of interest expense on the note and made payments for interest of $140,004 and $151,673, leaving no accrued interest in the balances shown here.

[3]	On November 9, 2020 we received proceeds of $1,300,000 from DBR Capital, LLC, an entity controlled by a member of our Board of Directors, and entered into a convertible promissory note. The note is secured by collateral of the Company and its subsidiaries. The note bears interest at 38.5% per annum, made up of a 25% interest rate per annum and a facility fee of 13.5% per annum, payable monthly beginning February 1, 2021, and the principal is due and payable on April 27, 2030. Per the terms of the agreement the note is convertible into common stock at a conversion price of $0.007 per share. At inception we recorded a beneficial conversion feature and debt discount of $1,300,000. During the year ended December 31, 2023 and 2022 we recognized $137,297 and $137,297 of the debt discount into interest expense as well as expensed an additional $500,496 and $500,496 of interest expense on the note and made payments for interest of $500,496 and $542,203, leaving no accrued interest in the balances shown here.

[4]	On March 22, 2021, we entered into Securities Purchase Agreements to purchase 100% of the operating assets of SSA Technologies LLC, an entity that owns and operates a FINRA-registered broker-dealer. SSA is controlled and partially owned by Joseph Cammarata, our former Chief Executive Officer. (See Note 10). Commencing upon execution of the agreements and through the closing of the transactions, we agreed to provide certain transition service arrangements to SSA. In connection with the transactions, we entered into a Working Capital Promissory Note with SSA under which SSA was to have advanced to us up to $1,500,000 before the end of 2021; however, SSA only provided advances of $1,200,000, to date. The note bears interest at the rate of 0.11% per annum. The note was due and payable by January 31, 2022; however, has not yet been repaid as we consider our legal options in light of SSA’s failure to complete its funding obligations. During the year ended December 31, 2023 and 2022, we recorded interest expense of $1,320 and $1,320 on the note. The note was to have been secured by the pledge of 12,000,000 shares of our common stock; however, it remains unsecured as the pledge of shares was not implemented at the closing of the loan.

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

INVESTVIEW, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023 AND 2022

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

NOTE 6 – DEBT

Our debt consisted of the following:

	December 31, 2023	December 31, 2022
Loan with the U.S. Small Business Administration dated 4/19/20 [1]	$530,306	$543,237
Long term notes for APEX lease buyback [2]	685,883	7,925,166
Total debt	1,216,189	8,468,403
Less: Current portion	715,127	2,938,757
Debt, long term portion	$501,062	$5,529,646

[1]	In April 2020 we received proceeds of $500,000 from a loan entered into with the U.S. Small Business Administration. Under the terms of the loan interest is to accrue at a rate of 3.75% per annum and installment payments of $2,437 monthly will begin twelve months from the date of the loan, with all interest and principal due and payable thirty years from the date of the loan. During the years ended December 31, 2023 and 2022, we recorded $18,750 and $18,750 worth of interest on the loan, respectively. During the years ended December 31, 2023 and 2022, we made repayments on the loan of $31,681 and $7,311.

[2]	In November of 2020 we entered into notes with third parties for $19,089,500 in exchange for the cancellation of APEX leases previously entered into, which resulted in our purchase of all rights and obligations under the leases. We agreed to settle a portion of the debt during the year ended March 31, 2021, at a discount to the original note terms offered, by making lump sum payments, issuing 48,000,000 shares of our common stock, issuing 49,418 shares of our preferred stock, and issuing cryptocurrency. The remaining notes are all due December 31, 2024 and have fixed monthly payments that are equal to 75% of the face value of the note, divided by 48 months. The monthly payments began the last day of January 2021 and continue until December 31, 2024 when the last monthly payment will be made, along with a balloon payment equal to 25% of the face value of the note, to extinguish the debt. During the fourth quarter ended December 31, 2023, we offered all note holders an early payoff option. During the year ended December 31, 2023, we repaid a portion of the debt with cash payments of $1,917,225 and issuances of cryptocurrency valued at $5,322,058. During the year ended December 31, 2022, we repaid a portion of the debt with cash payments of $965,906 and issuances of cryptocurrency valued at $1,979,789.

INVESTVIEW, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023 AND 2022

NOTE 7 – DERIVATIVE LIABILITY

During the year ended December 31, 2023 and 2022, we had the following activity in our derivative liability account:

Total
Derivative liability at December 31, 2021	$69,371
Change in fair value	(44,945)
Derivative liability at December 31, 2022	24,426
Derivative extinguished with warrant exercise (see NOTE 9)	(3)
Change in fair value	(18,691)
Derivative liability at December 31, 2023	$5,732

We use the binomial option pricing model to estimate fair value for those instruments, at inception, at warrant exercise, and at each reporting date. During the years ended December 31, 2023 and 2022, the assumptions used in our binomial option pricing model were in the following range:

	Year Ended December 31, 2023	Year Ended December 31, 2022
Risk free interest rate	4.01 - 4.23%	2.99 - 2.99%
Expected life in years	1.58 - 2.50	2.58 - 3.50
Expected volatility	116% - 122%	145% - 155%

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

Operating lease expense was $156,315 for the year ended December 31, 2023. Operating cash flows used for the operating leases during the year ended December 31, 2023, was $155,032. As of December 31, 2023, the weighted average remaining lease term was 1.10 years and the weighted average discount rate was 12%.

Future minimum lease payments under non-cancellable leases as of December 31, 2023, were as follows:

2024	$116,027
2025	7,833
Total	123,860
Less: Interest	(8,184)
Present value of lease liability	115,676
Operating lease liability, current [1]	(109,628)
Operating lease liability, long term	$6,048

[1]	Represents lease payments to be made in the next 12 months.

INVESTVIEW, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023 AND 2022

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

As of December 31, 2023 and 2022, we had 252,192 shares of preferred stock issued and outstanding.

Preferred Stock Dividends

During the year ended December 31, 2023, we recorded $819,340 for the cumulative cash dividends due to the shareholders of our Series B Preferred Stock. We made payments of $627,856 in cash and issued $171,722 worth of cryptocurrency to reduce the amounts owing. As a result, we recorded $256,392 as a dividend liability on our balance sheet as of December 31, 2023.

During the year ended December 31, 2022, we recorded $819,340 for the cumulative cash dividends due to the shareholders of our Series B Preferred Stock. We made payments of $626,784 in cash and issued $175,631 worth of cryptocurrency to reduce the amounts owing. As a result, we recorded $236,630 as a dividend liability on our balance sheet as of December 31, 2022.

Common Stock Transactions

During the year ended December 31, 2023, we issued 230 shares of common stock as a result of warrants exercised, resulting in proceeds of $23 and an increase in additional paid in capital of $3 for the derivative liability extinguished with the exercise (see NOTE 7). Also, during the year ended December 31, 2023, we repurchased 302,919,223 shares from two of the original founders of the Company and a series of their family members and related entities in exchange for cash of $396,547 and payables of $2,775,833 (see NOTE 5). We also recognized $20,341 in stock-based compensation based on grant date fair values and vesting terms of awards granted in prior periods.

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

As of December 31, 2023 and 2022, we had 2,333,356,496 and 2,636,275,489 shares of common stock issued and outstanding, respectively.

INVESTVIEW, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023 AND 2022

Options

During the year ended December 31, 2022, we undertook to restructure unvested incentive equity awards previously granted to our senior leadership team. The Company’s senior management team and board of directors unanimously agreed to surrender and terminate an aggregate of 68,533,334 outstanding unvested restricted shares and 218,500,000 ungranted shares in exchange for the issuance of options to purchase 360,416,665 shares, vesting in equal amounts over a five-year period, at an exercise price of $0.05 per share, with a seven-year life. The third-party valuation firm we engaged to value these options utilized the Black Scholes Model to value these options and the expense related to these options is being recognized over their vesting terms. Total stock compensation expense related to the options for the years ended December 31, 2023 and 2022, was $2,555,155 and $2,392,866, respectively.

Warrants

Transactions involving our warrants are summarized as follows:

		Weighted
	Number of	Average
	Shares	Exercise Price
Warrants outstanding at December 31, 2021	1,178,320	$0.10
Granted	-	$-
Canceled/Expired	-	$-
Exercised	-	$-
Warrants outstanding at December 31, 2022	1,178,320	$0.10
Granted	-	$-
Canceled/Expired	-	$-
Exercised	(230)	$0.10
Warrants outstanding at December 31, 2023	1,178,090	$0.10

Details of our warrants outstanding as of December 31, 2023 is as follows:

Exercise Price	Warrants Outstanding	Warrants Exercisable	Weighted Average Contractual Life (Years)
$0.10	1,178,090	1,178,090	2.14

Class B Units of Investview Financial Group Holdings, LLC

As of December 31, 2023, and December 31, 2022, there were 565,000,000 Units of Class B Investview Financial Group Holdings, LLC issued and outstanding. These units were issued as consideration for the purchase of operating assets and intellectual property rights of MPower, a company controlled and partially owned by David B. Rothrock and James R. Bell, two of our board members. The Class B Redeemable Units have no voting rights but can be exchanged at any time, within 5 years from the date of issuance, for 565,000,000 shares of our common stock on a one-for-one basis and are subject to significant restrictions upon resale through 2025 under the terms of a lock up agreement entered into as part of the purchase agreement. In order to properly account for the purchase transaction on the Company’s financial statements, we were required by applicable financial reporting standards to value the Class B Units issued to MPower in the transaction as of the closing date of the MPower sale transaction (September 3, 2021). For these accounting purposes, we concluded that the “fair value” of the consideration for financial accounting purposes, at the if-converted market value of the underlying common shares was $58.9 million, based on the closing market price of $0.1532 on the closing date of September 3, 2021, as discounted from $86.6 million by 32% (or $27.7 million) to reflect the significant lock up period. The “fair value” valuation of the Class B Units, however, was completed relying on a certain set of methodologies that are accepted for accounting purposes and is not necessarily indicative of the “fair market value” that may be implied relative to such Units in a commercial transaction not governed by financial reporting standards. In particular, the methodology used to value the Class B Units at their “fair value” did not take into account any blockage discounts that may otherwise apply after the expiration of the lock-up period in 2025; while other valuation methodologies, not bound by financial reporting codifications, would possibly determine that the blockage discount associated with the resale of 565 million shares after the expiration of the lock-up period, into a marketplace that has limited market liquidity, could possibly have a material downward influence on the valuation.

INVESTVIEW, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023 AND 2022

NOTE 10 – COMMITMENTS AND CONTINGENCIES

In the ordinary course of business, we may be, or have been, involved in legal proceedings. During November 2021, we received a subpoena from the United States Securities and Exchange Commission (“SEC”) for the production of documents. In the subpoena, the SEC advised that the investigation does not mean that the SEC has concluded that we or anyone else has violated federal securities laws and or any other law. Following our own internal review, we believe that we have complied at all times with the federal securities laws, and we have received no follow-up communications from the SEC following our production of documents in 2022. We have cooperated fully with the SEC’s investigation and will continue to work with outside counsel to respond to any further inquiries of the SEC, if, and to the extent they arise.

Through August 2023, we generated revenue from the sale of cryptocurrency packages to our customers through an arrangement with a third-party supplier, certain of which, until January 2022, included a product protection option provided by a third-party provider. According to marketing and legal documents provided by such third-party provider, the product protection would allow the purchaser to protect its initial purchase price by obtaining 50% of its purchase price at five years or 100% of its purchase price at ten years. In January 2022, we suspended any further offering of the product protection option in the cryptocurrency packages after the third-party provider was unable to comply with our standard vendor compliance protocols, citing certain offshore confidentiality entitlements. That suspension will remain in place until we are able to further validate the continued integrity of the product protection and the vendor’s ability to honor its commitments to our members. We cannot ensure that such third-party provider will comply with its contractual requirements, which could cause our members to not achieve the level of return on their investments expected. While we do not believe that we have any legal responsibility to the customers who participated in the TPP Program offered and administered by TPP, there is a risk that any failure of TPP to perform its obligations to our customers, could expose us to claims of our customers that could have an adverse effect on our business, financial condition, and operating results.

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

On March 22, 2021, we entered into Securities Purchase Agreements to purchase 100% of the operating assets of SSA Technologies LLC, an entity that owns and operates a FINRA-registered broker-dealer. SSA is controlled and partially owned by Joseph Cammarata, our former Chief Executive Officer. Commencing upon execution of the agreements and through the closing of the transactions, we agreed to provide certain transition service arrangements to SSA. In connection with the transactions, we entered into a Working Capital Promissory Note with SSA under which SSA was to have advanced to us up to $1,500,000 before the end of 2021; however, SSA has only provided advances of $1,200,000 to date. The note bears interest at the rate of 0.11% per annum therefore we recognized $1,320 worth of interest expense on the loan during the year ended December 31, 2023. The note was due and payable by January 31, 2022; however, has not yet been repaid as we consider our legal options in light of SSA’s failure to complete its funding obligations. The note was to have been secured by the pledge of 12,000,000 shares of our common stock; however, it remains unsecured as the pledge of shares was not implemented at the closing of the loan. As a result of his recent incarceration, the Company has been unable to further adjudicate these issues with Mr. Cammarata.

INVESTVIEW, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023 AND 2022

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

The Company’s income (loss) before income taxes were broken down as follows:

	Year Ended December 31, 2023	Year Ended December 31, 2022
Domestic	$5,010,332	$(12,618,389)
Foreign	-	-
Total Income (loss) before income taxes	$5,010,332	$(12,618,389)

The Company’s tax provision (benefit) as of December 31, 2023 and 2022 is summarized as follows:

	December 31, 2023	December 31, 2022
Current
Federal	$2,138,412	$52,167
State	40,000	274,388
Foreign	-	-
Total current income tax expense	2,178,412	326,555

Total income tax expense	$2,178,412	$326,555

Net deferred tax assets consist of the following components as of December 31, 2023 and 2022:

	December 31, 2023	December 31, 2022
Deferred tax assets
NOL carryover	$2,982,071	$4,446,991
Amortization	1,771,645	1,809,500
Other accruals	1,800,662	821,594
Investment in partnership	10,964,704	11,029,258
Deferred tax liabilities
Depreciation	562,982	(1,734,211)
Valuation allowance	(18,082,064)	(16,373,132)
Net deferred tax liability	$-	$-

The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate to pretax income from continuing operations for the year ended December 31, 2023 and 2022, due to the following:

	Year ended December 31, 2023	Year ended December 31, 2022
Income taxes at statutory rate	$1,052,169	$(2,649,862)
State taxes – net of federal benefit	31,600	216,767
Valuation allowance	1,809,765	1,813,044
Foreign derived intangible income	(781,561)	-
Stock based compensation	-	(13,604)
Interest	260,317	556,568
Other	(193,878)	403,642
Total income tax provision (benefit)	$2,178,412	$326,555

INVESTVIEW, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023 AND 2022

At December 31, 2023 and December 31, 2022, we had net operating loss carryforwards of approximately $3.0 million (tax effected) and $4.4 million (tax effected), portions of which will begin to expire in 2025. Utilization of some of the federal and state net operating losses carryforwards are subject to annual limitations due to the “change in ownership” provisions of the Internal Revenue Code of 1986 and similar state provisions. The annual limitations may result in the expiration of net operating losses before utilization.

The Company will recognize interest accrued related to unrecognized tax benefits as interest expense and penalties as a component of operating expenses. As of December 31, 2023 and 2022, the Company had no accrued interest and penalties related to uncertain tax positions and no amounts have been recognized in the Company’s statements of operations.

The Company is required to file income tax returns in various States. The Company is subject to income tax examinations by federal and state taxing authorities. The taxable years that are open under federal and state statute of limitations are 2019 through 2023. Due to net operating loss carryforwards that remain unutilized, such loss carryforwards remain subject to review until utilized.

NOTE 12 – SUBSEQUENT EVENTS

In accordance with ASC Topic 855, Subsequent Events, we have evaluated subsequent events through the date of this filing and have determined that the following events require disclosure.

On February 7, 2024, we closed on the purchase in a private transaction of shares of our common stock under the terms of a Stock Purchase and Release Agreement dated February 6, 2024 (the “Agreement”). Under the Agreement, the Company purchased for surrender and cancellation a total of 472,374,710 shares of the Company’s common stock (the “Purchased Shares”) from Ryan Smith and Chad Miller and certain of their respective affiliates and family members. The Purchased Shares were purchased for aggregate purchase price of $3,571,146, representing a price of $0.007559985 per share. One-eighth of the purchase price was paid within seven (7) days of the closing, with the balance payable in a series of equal quarterly payments over seven (7) consecutive quarters thereafter.

On March 14, 2024, closed on the purchase of Opencash Securities LLC, an early-stage registered broker-dealer that plans to offer investors an online platform to enable self-directed retail brokerage and other related services. Pursuant to the Purchase Agreement, the Company purchased 100% of the issued and outstanding capital stock of Opencash Securities LLC for a purchase price of $175,000.

Since the beginning of 2024, our power supply has been temporarily curtailed by approximately 38% as a direct result of low water levels that have cutback local hydroelectric power capacity. While we are hopeful that the water shortage responsible for this curtailment is temporary, we are unable to predict when our mining levels will return to pre-2024 levels.

