Form 10-Q
period 2024-03-31
Investview, Inc.
filed 2024-05-14
CIK 862651

U.S. Securities and Exchange Commission

Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED

March 31, 2024

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of May 14, 2024, there were 1,860,981,786 shares of common stock, $0.001 par value, outstanding.

INVESTVIEW, INC.

Form 10-Q for the Three Months Ended March 31, 2024

PART I – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

INVESTVIEW, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2024	December 31, 2023
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$24,432,226	$20,912,276
Restricted cash, current	150,022	230,354
Prepaid assets	643,799	492,607
Receivables	2,341,037	2,232,725
Other current assets	232,834	585,632
Total current assets	27,799,918	24,453,594

Fixed assets, net	5,361,296	6,536,823

Other assets:
Operating lease right-of-use asset	86,034	110,427
Deposits	2,589,062	2,588,127
Total other assets	2,675,096	2,698,554

Total assets	$35,836,310	$33,688,971

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued liabilities	$8,399,052	$5,854,093
Payroll liabilities	104,308	187,419
Income tax payable	1,502,815	1,004,535
Deferred revenue	2,707,418	2,703,398
Derivative liability	5,658	5,732
Dividend liability	246,297	256,392
Operating lease liability, current	102,290	109,628
Related party debt, net of discounts, current	1,203,577	1,203,247
Debt, net of discounts, current	569,410	715,127
Total current liabilities	14,840,825	12,039,571

Operating lease liability, long term	3,208	6,048
Accrued liabilities, long term	2,132,275	1,189,643
Related party debt, net of discounts, long term	1,246,559	1,162,349
Debt, net of discounts, long term	498,426	501,062
Total long-term liabilities	3,880,468	2,859,102

Total liabilities	18,721,293	14,898,673

Commitments and contingencies	-	-

Stockholders’ equity (deficit):
Preferred stock, par value: $0.001; 50,000,000 shares authorized, 252,192 and 252,192 issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	252	252
Common stock, par value $0.001; 10,000,000,000 shares authorized; 1,860,981,786 and 2,333,356,496 shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	1,860,982	2,333,356
Additional paid in capital	101,388,795	104,056,807
Accumulated other comprehensive income (loss)	(23,218)	(23,218)
Accumulated deficit	(86,111,794)	(87,576,899)
Total stockholders’ equity (deficit)	17,115,017	18,790,298

Total liabilities and stockholders’ equity (deficit)	$35,836,310	$33,688,971

The accompanying notes are an integral part of these condensed consolidated financial statements.

INVESTVIEW, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND OTHER COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three Months Ended March 31,
	2024	2023

Revenue:
Subscription revenue, net of refunds, incentives, credits, and chargebacks	$13,029,318	$11,192,111
Mining revenue	2,642,599	2,070,819
Cryptocurrency revenue	-	280,300
Mining equipment repair revenue	-	23,378
Total revenue, net	15,671,917	13,566,608

Operating costs and expenses:
Cost of sales and service	2,142,334	1,877,928
Commissions	7,275,210	6,529,093
Selling and marketing	11,795	252,434
Salary and related	1,628,970	1,924,197
Professional fees	406,529	493,884
Loss (gain) on disposal of assets	-	20,270
General and administrative	2,336,655	2,076,430
Total operating costs and expenses	13,801,493	13,174,236

Net income (loss) from operations	1,870,424	392,372

Other income (expense):
Gain (loss) on fair value of derivative liability	74	8,756
Realized gain (loss) on cryptocurrency	276,227	242,572
Interest expense	(4,675)	(4,623)
Interest expense, related parties	(309,670)	(308,744)
Other income (expense)	337,635	172,623
Total other income (expense)	299,591	110,584

Income (loss) before income taxes	2,170,015	502,956
Income tax expense	(500,075)	(95,062)

Net income (loss)	1,669,940	407,894

Dividends on Preferred Stock	(204,835)	(204,835)

Net income (loss) applicable to common shareholders	$1,465,105	$203,059

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	$-	-
Total other comprehensive income (loss)	-	-
Comprehensive income (loss)	$1,669,940	$407,894

Basic income (loss) per common share	$0.00	$0.00
Diluted income (loss) per common share	$0.00	$0.00

Basic weighted average number of common shares outstanding	2,053,046,229	2,636,275,719
Diluted weighted average number of common shares outstanding	3,089,474,800	3,672,704,290

The accompanying notes are an integral part of these condensed consolidated financial statements.

INVESTVIEW, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

THREE MONTHS ENDED MARCH 31, 2024 AND 2023

(Unaudited)

					Additional	Accumulated Other
	Preferred stock		Common stock		Paid in	Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Total

Balance, December 31, 2022	252,192	$252	2,636,275,489	$2,636,275	$104,350,746	$(23,218)	$(89,589,479)	$17,374,576
Common stock issued for services and other stock-based compensation	-	-	-	-	768,613	-	-	768,613
Warrant Exercise	-	-	230	-	23	-	-	23
Derivative liability extinguished with warrant exercise	-	-	-	-	3	-	-	3
Dividends	-	-	-	-	-	-	(204,835)	(204,835)
Net income (loss)	-	-	-	-	-	-	407,894	407,894
Balance, March 31, 2023	252,192	$252	2,636,275,719	$2,636,275	$105,119,385	$(23,218)	$(89,386,420)	$18,346,274

Balance, December 31, 2023	252,192	$252	2,333,356,496	$2,333,356	$104,056,807	$(23,218)	$(87,576,899)	$18,790,298
Common stock issued for services and other stock-based compensation	-	-	-	-	430,760	-	-	430,760
Common stock repurchased from former related parties and canceled	-	-	(472,374,710)	(472,374)	(3,098,772)	-	-	(3,571,146)
Dividends	-	-	-	-	-	-	(204,835)	(204,835)
Net income (loss)	-	-	-	-	-	-	1,669,940	1,669,940
Balance, March 31, 2024	252,192	$252	1,860,981,786	$1,860,982	$101,388,795	$(23,218)	$(86,111,794)	$17,115,017

The accompanying notes are an integral part of these condensed consolidated financial statements.

INVESTVIEW, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$1,669,940	$407,894
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	1,178,430	971,526
Amortization of debt discount	84,210	83,285
Stock issued for services and other stock-based compensation	430,760	768,613
Lease cost, net of repayment	14,215	22,461
(Gain) loss on disposal of fixed assets	-	20,270
(Gain) loss on fair value of derivative liability	(74)	(8,756)
Realized (gain) loss on cryptocurrency	(276,227)	(242,572)
Changes in operating assets and liabilities:
Receivables	(108,312)	(348,609)
Inventory	-	51,445
Prepaid assets	(151,192)	(656,129)
Income tax paid in advance	-	85,062
Deposits	(935)	(2,194,987)
Other current assets	550,088	(26,359)
Accounts payable and accrued liabilities	676,274	(150,720)
Income tax payable	498,280	10,000
Customer advance	-	(36,221)
Deferred revenue	4,020	615,062
Accrued interest	4,675	4,623
Accrued interest, related parties	225,459	225,459
Net cash provided by (used in) operating activities	4,799,611	(398,653)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for fixed assets	(2,903)	(617,760)
Net cash provided by (used in) investing activities	(2,903)	(617,760)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments for related party debt	(225,129)	(225,129)
Repayments for debt	(114,261)	(240,564)
Payments for shares repurchased from former related parties	(842,940)	-
Dividends paid	(174,760)	(160,557)
Proceeds from the exercise of warrants	-	23
Net cash provided by (used in) financing activities	(1,357,090)	(626,227)

Effect of exchange rate translation on cash	-	-

Net increase (decrease) in cash, cash equivalents, and restricted cash	3,439,618	(1,642,640)
Cash, cash equivalents, and restricted cash - beginning of period	21,142,630	21,488,898
Cash, cash equivalents, and restricted cash - end of period	$24,582,248	$19,846,258

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$232,440	$232,440
Income taxes	$1,795	$-
Non-cash investing and financing activities:
Common stock repurchased for payables	$3,571,146	$-
Derivative liability extinguished with warrant exercise	$-	$3
Dividends declared	$204,835	$204,835
Dividends paid with cryptocurrency	$40,170	$46,585
Debt extinguished in exchange for cryptocurrency	$38,767	$495,784

The accompanying notes are an integral part of these condensed consolidated financial statements.

INVESTVIEW, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2024

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

Nature of Business

We operate a diversified financial technology company that through its subsidiaries and global distribution network provides financial technology, education tools, content, research, and a digital asset technology company, which develops, operates, and supports blockchain technologies, with a focus on the Bitcoin blockchain ecosystem and the generation of digital assets. In addition, we are expanding our business into the retail brokerage and financial markets industry by integrating the online brokerage trading platform we acquired in connection with our recent acquisition of Opencash Securities, LLC (“Opencash”), with the proprietary algorithmic trading platform we acquired in September 2021. Opencash is an early-stage registered broker-dealer that plans to offer investors an online trading platform to enable self-directed retail brokerage services and develop synergies with the educational content and products offered by one of our other business units.

INVESTVIEW, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2024

(Unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Accounting

Our policy is to prepare our financial statements on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations (Regulation S-X) of the Securities and Exchange Commission (the “SEC”) and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the three months ended March 31, 2024, are not necessarily indicative of the operating results that may be expected for our year ending December 31, 2024, as will be included in the filing of our Annual Report on Form 10-K for the year ending December 31, 2024. These unaudited condensed consolidated financial statements should be read in conjunction with the December 31, 2023 consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2023.

Principles of Consolidation

The consolidated financial statements include the accounts of Investview, Inc., and our wholly owned subsidiaries: iGenius, LLC, SAFETek, LLC, Investview Financial Group Holdings, LLC, Opencash Finance, Inc., Opencash Securities, LLC, Investview MTS, LLC, and MyLife Wellness Company. All intercompany transactions and balances have been eliminated in consolidation.

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

Concentration of Credit Risk

Financial instruments that potentially expose us to concentration of credit risk include cash, accounts receivable, and advances. We place our cash and temporary cash investments with credit quality institutions. At times, such investments may be in excess of the FDIC insurance limit of $250,000. As of March 31, 2024 and December 31, 2023, cash balances that exceeded FDIC limits were $6,834,803 and $3,778,085, respectively. We have not experienced any losses relating to these concentrations in the past.

Cash Equivalents and Restricted Cash

For purposes of reporting cash flows, we consider all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. As of March 31, 2024 and December 31, 2023, we had no highly liquid debt instruments.

INVESTVIEW, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2024

(Unaudited)

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the balance sheet that sum to the total of the same such amounts shown in the statement of cash flows.

	March 31, 2024	December 31, 2023
Cash and cash equivalents	$24,432,226	$20,912,276
Restricted cash, current	150,022	230,354
Total cash, cash equivalents, and restricted cash shown on the statement of cash flows	$24,582,248	$21,142,630

Amount included in restricted cash represent funds required to be held in an escrow account by a contractual agreement and will be used for paying dividends to our Series B Preferred Stockholders and funds required to be held in an account as collateral for business charges on our Company credit card.

Receivables

Receivables are carried at net realizable value, representing the outstanding balance less an allowance for doubtful accounts based on a review of all outstanding amounts. Management determines the allowance for doubtful accounts by regularly evaluating individual receivables and receivables are written off when deemed uncollectible. Recoveries of receivables previously written off are recorded when received. We had an allowance for doubtful accounts of $0 and $722,324 as of March 31, 2024 and December 31, 2023, respectively. A portion of our Receivables balance is for amounts held in reserve by our merchant processors for future returns and chargebacks. The amount held in reserve was $1,872,773 and $500,000 as of March 31, 2024 and December 31, 2023, respectively.

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

Fixed assets were made up of the following at each balance sheet date:

	Estimated Useful Life (years)	March 31, 2024	December 31, 2023
Furniture, fixtures, and equipment	10	$717	$717
Computer equipment	3	14,211	11,308
Data processing equipment	3	14,084,670	14,084,670
		14,099,598	14,096,695
Accumulated depreciation		(8,738,302)	(7,559,872)
Net book value		$5,361,296	$6,536,823

Total depreciation expense for the three months ended March 31, 2024 and 2023, was $1,178,430 and $971,526, respectively, all of which was recorded in our general and administrative expenses on our statement of operation.

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

INVESTVIEW, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2024

(Unaudited)

We hold cryptocurrency-denominated assets and include them in our consolidated balance sheet as other assets. The value of our cryptocurrencies as of March, 31 2024 and December 31, 2023 were $232,834 and $585,632, respectively. Cryptocurrencies purchased or received for payment from customers are recorded in accordance with ASC 350-30 and cryptocurrencies awarded to the Company through its mining activities ($2,642,599 and $2,070,819 for the three months ended March 31, 2024 and 2023, respectively) are accounted for in connection with the Company’s revenue recognition policy. The use of cryptocurrencies is accounted for in accordance with the first in first out method of accounting.

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

We evaluate the recoverability of long-lived assets based upon future net cash flows expected to result from the asset, including eventual disposition. Should impairment in value be indicated, the carrying value of intangible assets will be adjusted and an impairment loss is recorded equal to the difference between the asset’s carrying value and fair value or disposable value. During the three months ended March 31, 2024 and March 31, 2023, no impairment was recorded.

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

INVESTVIEW, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2024

(Unaudited)

Our financial instruments consist of cash, accounts receivable and accounts payable, and debt. We have determined that the book value of our outstanding financial instruments as of March 31, 2024 and December 31, 2023, approximates the fair value due to their short-term nature or interest rates that approximate prevailing market rates.

Items recorded or measured at fair value on a recurring basis in the accompanying consolidated financial statements consisted of the following items as of March 31, 2024:

	Level 1	Level 2	Level 3	Total
Total Assets	$-	$-	$-	$-

Derivative liability	$-	$-	$5,658	$5,658
Total Liabilities	$-	$-	$5,658	$5,658

Items recorded or measured at fair value on a recurring basis in the accompanying consolidated financial statements consisted of the following items as of December 31, 2023:

	Level 1	Level 2	Level 3	Total
Total Assets	$-	$-	$-	$-

Derivative liability	$-	$-	$5,732	$5,732
Total Liabilities	$-	$-	$5,732	$5,732

Revenue Recognition

Subscription Revenue

Most of our revenue is generated by membership and subscription sales and payment is received at the time of purchase. We recognize subscription revenue in accordance with ASC 606-10 where revenue is measured based on a consideration specified in a contract with a customer and recognized when we satisfy the performance obligation specified in each contract. Our performance obligation is to provide services over a fixed subscription period; therefore, we recognize revenue ratably over the subscription period and deferred revenue is recorded for the portion of the subscription period subsequent to each reporting date. Additionally, we offer a designated trial period to first-time subscription customers, during which a full refund can be requested if a customer does not wish to continue with the subscription. Revenues are deferred during the trial period as collection is not probable until that time has passed. Revenues are presented net of refunds, sales incentives, credits, and known and estimated credit card chargebacks. As of March 31, 2024 and December 31, 2023, our deferred revenues were $2,707,418 and $2,703,398, respectively.

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

INVESTVIEW, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2024

(Unaudited)

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

Cryptocurrency Revenue

During 2023, we generated revenue from the sale of cryptocurrency packages to our customers through an arrangement with a third-party supplier. The various packages included different amounts of coin with differing rates of returns and terms. The coin is delivered by a third-party supplier. The sale of cryptocurrency packages was discontinued during the year ended December 31, 2023.

During 2023, we recognized cryptocurrency revenue in accordance with ASC 606-10 where revenue is measured based on a consideration specified in a contract with a customer and recognized when we satisfy the performance obligation specified in each contract. Our performance obligation was to arrange for the third-parties to provide coin and protection (if applicable) to our customers and payment was received from our customers at the time of order placement. All customers were given two weeks to request a refund, therefore we would record a customer advance on our balance sheet upon receipt of payment. After the two weeks have passed from order placement, we request our third-party supplier to deliver coin and protection (if applicable), at which time we recognize revenue and the amounts due to our supplier on our books. During the quarter ended March 31, 2024, we generated no revenue from the sale of cryptocurrency packages.

Mining Equipment Repair Revenue

Through our wholly owned subsidiary, SAFETek, LLC, prior to June 30, 2023, we repaired broken mining equipment for sale to third-party customers. Our mining equipment repair business was discontinued during the quarter ended June 30, 2023.

Prior to June 30, 2023, we recognize miner repair revenue in accordance with ASC 606-10 where revenue is measured based on a consideration specified in a contract with a customer and recognized when we satisfy the performance obligation specified in each contract. Our performance obligation is to deliver the promised goods to our customers.

Revenue generated for the three months ended March, 31 2024, was as follows:

	Subscription Revenue	Mining Revenue	Total
Gross billings/receipts	$13,851,294	$2,642,599	$16,493,893
Refunds, incentives, credits, and chargebacks	(821,976)	-	(821,976)
Net revenue	$13,029,318	$2,642,599	$15,671,917

For the three months ended March 31, 2024, foreign and domestic revenues were approximately $11.8 million and $3.9 million, respectively.

INVESTVIEW, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2024

(Unaudited)

Revenue generated for the three months ended March 31, 2023, was as follows:

	Subscription Revenue	Cryptocurrency Revenue	Mining Revenue	Miner Repair Revenue	Total
Gross billings/receipts	$12,152,522	$559,300	$2,070,819	$23,378	$14,806,019
Refunds, incentives, credits, and chargebacks	(960,411)	-	-	-	(960,411)
Amounts paid to providers	-	(279,000)	-	-	(279,000)
Net revenue	$11,192,111	$280,300	$2,070,819	$23,378	$13,566,608

For the three months ended March 31, 2023 foreign and domestic revenues were approximately $9.7 million and $3.9 million, respectively.

Advertising, Selling, and Marketing Costs

We expense advertising, selling, and marketing costs as incurred. Advertising, selling, and marketing costs include costs of promoting our product worldwide, including promotional events. Advertising, selling, and marketing expenses for the three months ended March 31, 2024 and 2023, totaled $11,795 and $252,434, respectively.

Cost of Sales and Service

Included in our costs of sales and services are amounts paid to our trading and market experts that provide financial education content and tools to our subscription customers and hosting and electricity fees that we pay to a third-party vendor in order to generate mining revenue. Costs of sales and services for the three months ended March, 31 2024 and 2023, totaled $2,142,334 and $1,877,928, respectively.

Inventory

Inventory is valued at the lower of cost or net realizable value using the first-in, first-out (FIFO) method and is inclusive of any shipping and tax costs. Due to the discontinuance of our miner repair business during the quarter ended June 30, 2023, all inventory was sold as purchased. During the three months ended March 31, 2023 we sold $50,000 of materials for $30,000. Therefore, we recognized a loss on disposal on assets of $20,000. As of March 31, 2024 and December 31, 2023 the net realizable value of our inventory was $0 and $0, respectively.

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

Management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities, and any valuation allowance recorded against our deferred tax assets. Deferred tax assets are reduced by a valuation allowance if, based on the consideration of all available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. Changes in assumptions in future periods may require us to adjust our valuation allowance, which could materially impact our financial position and results of operations. The Company recognizes the benefit of an uncertain tax position that it has taken or expects to take on its income tax return, if such a position is more likely than not to be sustained.

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

INVESTVIEW, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2024

(Unaudited)

The following table illustrates the computation of diluted earnings per share for the three months ended March 31, 2024 and 2023.

	March 31, 2024	March 31, 2023
Net income	$1,669,940	407,894
Less: preferred dividends	(204,835)	(204,835)
Add: interest expense on convertible debt	225,129	225,129
Net income available to common shareholders (numerator)	$1,690,234	428,188

Basic weighted average number of common shares outstanding	2,053,046,229	2,636,275,719
Dilutive impact of convertible notes	471,428,571	471,428,571
Dilutive impact of non-voting membership interest	565,000,000	565,000,000
Diluted weighted average number of common shares outstanding (denominator)	3,089,474,800	3,672,704,290

Diluted income per common share	$0.00	0.00

The following table presents potentially dilutive securities that were not included in the computation of diluted net income per share as their inclusion would be anti-dilutive.

	March 31, 2024	March 31, 2023
Options to purchase common stock	191,666,665	95,833,332
Warrants to purchase common stock	1,178,090	1,178,248

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

AS OF MARCH 31, 2024

(Unaudited)

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

During the three months ended March 31, 2024, we recorded a net income from operations of $1,870,424 and net income of $1,669,940. As of March 31, 2024, we have unrestricted cash and cash equivalents of $24,432,226. Also, as of March 31, 2024, our current assets exceeded our current liabilities to result in working capital of $12,959,093 and our unrestricted cryptocurrency balance was reported at a cost basis of $232,834. Management does not believe there are any liquidity issues as of March 31, 2024.

NOTE 5 – RELATED-PARTY TRANSACTIONS

Related Party Debt

Our related-party payables consisted of the following:

	March 31, 2024	December 31, 2023
Convertible Promissory Note entered into on 4/27/20, net of debt discount of $789,896 as of March 31, 2024 [1]	$510,104	$477,711
Convertible Promissory Note entered into on 5/27/20, net of debt discount of $428,851 as of March 31, 2024 [2]	271,151	253,566
Convertible Promissory Note entered into on 11/9/20, net of debt discount of $834,693 as of March 31, 2024 [3]	465,304	431,072
Working Capital Promissory Note entered into on 3/22/21 [4]	1,203,577	1,203,247
Total related-party debt	2,450,136	2,365,596
Less: Current portion	(1,203,577)	(1,203,247)
Related-party debt, long term	$1,246,559	$1,162,349

[1]	On April 27, 2020 we received proceeds of $1,300,000 from DBR Capital, LLC, an entity controlled by a member of our Board of Directors, and entered into a convertible promissory note. The note is secured by collateral of the Company and its subsidiaries. The note bears interest at 20% per annum, payable monthly, and the principal is due and payable on April 27, 2030. Per the original terms of the agreement the note was convertible into common stock at a conversion price of $0.01257 per share, which was amended on November 9, 2020 to reduce the conversion price to $0.007 per share. At inception we recorded a beneficial conversion feature and debt discount of $1,300,000. During the three months ended March 31, 2024, we recognized $32,393 of the debt discount into interest expense, as well as expensed an additional $65,004 of interest expense on the note, all of which was repaid during the period.

INVESTVIEW, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2024

(Unaudited)

[2]	On May 27, 2020 we received proceeds of $700,000 from DBR Capital, LLC, an entity controlled by a member of our Board of Directors, and entered into a convertible promissory note. The note is secured by collateral of the Company and its subsidiaries. The note bears interest at 20% per annum, payable monthly, and the principal is due and payable on April 27, 2030. Per the original terms of the agreement the note was convertible into common stock at a conversion price of $0.01257 per share, which was amended on November 9, 2020 to reduce the conversion price to $0.007 per share. At inception we recorded a beneficial conversion feature and debt discount of $700,000. During the three months ended March 31, 2024, we recognized $17,585 of the debt discount into interest expense as well as expensed an additional $35,001 of interest expense on the note, all of which was repaid during the period.

[3]	On November 9, 2020 we received proceeds of $1,300,000 from DBR Capital, LLC, an entity controlled by a member of our Board of Directors, and entered into a convertible promissory note. The note is secured by collateral of the Company and its subsidiaries. The note bears interest at 38.5% per annum, made up of a 25% interest rate per annum and a facility fee of 13.5% per annum, payable monthly beginning February 1, 2021, and the principal is due and payable on April 27, 2030. Per the terms of the agreement the note is convertible into common stock at a conversion price of $0.007 per share. At inception we recorded a beneficial conversion feature and debt discount of $1,300,000. During the three months ended March 31, 2023, we recognized $34,232 of the debt discount into interest expense as well as expensed an additional $125,124 of interest expense on the note, all of which was repaid during the period.

[4]	On March 22, 2021, we entered into Securities Purchase Agreements to purchase 100% of the operating assets of SSA Technologies LLC, an entity that owns and operates a FINRA-registered broker-dealer. SSA is controlled and partially owned by Joseph Cammarata, our former Chief Executive Officer. (See Note 10). Commencing upon execution of the agreements and through the closing of the transactions, we agreed to provide certain transition service arrangements to SSA. In connection with the transactions, we entered into a Working Capital Promissory Note with SSA under which SSA was to have advanced to us up to $1,500,000 before the end of 2021; however, SSA only provided advances of $1,200,000, to date. The note bears interest at the rate of 0.11% per annum. The note was due and payable by January 31, 2022; however, has not yet been repaid as we consider our legal options in light of SSA’s failure to complete its funding obligations. During the three months ended March 31, 2024 and 2023, we recorded interest expense of $330 on the note. The note was to have been secured by the pledge of 12,000,000 shares of our common stock; however, it remains unsecured as the pledge of shares was not implemented at the closing of the loan.

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

On August 12, 2022, we and DBR Capital, entered into a Fourth Amendment to the now Amended and Restated Securities Purchase Agreement that extends the deadlines for the fourth and fifth closings under that Agreement from December 31, 2022, to December 31, 2024. The fourth and fifth closings remain at the sole discretion of DBR Capital, and we cannot provide any assurance that they will occur when contemplated or ever.

Other Related Party Arrangements

On September 29, 2023, we closed on the purchase in a private transaction of shares of our common stock under the terms of a Stock Purchase and Release Agreement dated September 18, 2023 (the “Romano/Raynor Agreement”). Under the Romano/Raynor Agreement, the Company purchased for surrender in a series of private transactions, an aggregate of 302,919,223 shares of the Company’s common stock (the “Romano/Raynor Purchased Shares”) from sellers consisting of Mario Romano, Annette Raynor, and a series of their family members and related entities (collectively, the “Sellers”). The Romano/Raynor Purchased Shares were purchased for aggregate consideration of $2,922,380, representing a price of $0.00964739 per share. One-eighth of the purchase price is to be paid within seven (7) days of the closing, with the balance payable in a series of equal quarterly payments over seven (7) consecutive quarters thereafter. As of March 31, 2024, we owed $2,379,285 under the Romano/Raynor Agreement.

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

INVESTVIEW, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2024

(Unaudited)

The consideration paid for the Purchased Shares of $2,922,380 plus the $250,000 expense allowance was allocated to the share purchase for a total of $3,172,380.

On February 7, 2024, we closed on the purchase in a private transaction of shares of our common stock under the terms of a Stock Purchase and Release Agreement dated February 6, 2024 (the “Smith/Miller Agreement”). Under the Smith/Miller Agreement, the Company purchased for surrender and cancellation a total of 472,374,710 shares of the Company’s common stock (the “Smith/Miller Purchased Shares”) from Ryan Smith and Chad Miller and certain of their respective affiliates and family members. The Smith/Miller Purchased Shares were purchased for aggregate purchase price of $3,571,146, representing a price of $0.007559985 per share. One-eighth of the purchase price was paid within seven (7) days of the closing, with the balance payable in a series of equal quarterly payments over seven (7) consecutive quarters thereafter. As of March 31, 2024, we owed $3,124,755 under the Smith/Miller Agreement.

The consideration paid for the Purchased Shares of $3,571,146 was allocated to the share purchase (see NOTE 9).

NOTE 6 – DEBT

Our debt consisted of the following:

	March 31, 2024	December 31, 2023
Loan with the U.S. Small Business Administration dated 4/19/20 [1]	$527,670	$530,306
Long term notes for APEX lease buyback [2]	540,166	685,883
Total debt	1,067,836	1,216,189
Less: Current portion	569,410	715,127
Debt, long term portion	$498,426	$501,062

[1]	In April 2020, we received proceeds of $500,000 from a loan entered into with the U.S. Small Business Administration. Under the terms of the loan interest is to accrue at a rate of 3.75% per annum and installment payments of $2,437 monthly will begin twelve months from the date of the loan, with all interest and principal due and payable thirty years from the date of the loan. During the three months ended March 31, 2024 and 2023, we recorded $4,675 and $4,623, respectively, worth of interest on the loan. During the three months ended March 31, 2024 and 2023, we made repayments on the loan of $7,311 and $2,688, respectively.

[2]	In November of 2020, we entered into notes with third parties for $19,089,500 in exchange for the cancellation of APEX leases previously entered into, which resulted in our purchase of all rights and obligations under the leases. We agreed to settle a portion of the debt during the year ended March 31, 2021, at a discount to the original note terms offered, by making lump sum payments, issuing 48,000,000 shares of our common stock, issuing 49,418 shares of our preferred stock, and issuing cryptocurrency. The remaining notes are all due December 31, 2024, and have a fixed monthly payment that is equal to 75% of the face value of the note, divided by 48 months. The monthly payments began the last day of January 2021 and continue until December 31, 2024, when the last monthly payment will be made, along with a balloon payment equal to 25% of the face value of the note, to extinguish the debt. During the fourth quarter ended December 31, 2023, we offered all note holders an early payoff option. During the year ended December 31, 2023, we repaid a portion of the debt with cash payments of $1,917,225 and issuances of cryptocurrency valued at $5,322,058. During the three months ended March 31, 2024, we repaid a portion of the debt with cash payments of $106,950 and issuances of cryptocurrency valued at $38,767. During the three months ended March 31, 2023, we repaid a portion of the debt with cash payments of $233,253 and issuances of cryptocurrency valued at $495,784.

INVESTVIEW, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2024

(Unaudited)

NOTE 7 – DERIVATIVE LIABILITY

During the three months ended March 31, 2024, we had the following activity in our derivative liability account relating to our warrants:

Derivative liability at December 31, 2023	$5,732
Derivative liability recorded on new instruments	-
Derivative liability reduced by warrant exercise	-
(Gain) loss on fair value	(74)
Derivative liability at March 31, 2024	$5,658

We use the binomial option pricing model to estimate fair value for those instruments at inception, at warrant exercise, and at each reporting date. During the three months ended March 31, 2024, the assumptions used in our binomial option pricing model were in the following range:

Risk free interest rate	4.40% – 5.03%
Expected life in years	1.33 – 2.25
Expected volatility	114% - 122%

NOTE 8 – OPERATING LEASE

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

Operating lease expense was $27,732 for the three months ended March 31, 2024. Operating cash flows used for the operating leases during the three months ended March 31, 2024 was $13,517. As of March 31, 2024, the weighted average remaining lease term was 0.84 years, and the weighted average discount rate was 12%.

Future minimum lease payments under non-cancellable leases as of March 31, 2024, were as follows:

Remainder of 2024	$102,509
2025	7,833
Total	110,342
Less: Interest	(4,844)
Present value of lease liability	105,498
Operating lease liability, current [1]	(102,290)
Operating lease liability, long term	$3,208

[1]	Represents lease payments to be made in the next 12 months.

INVESTVIEW, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2024

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

As of March 31, 2024 and December 31, 2023, we had 252,192 shares of preferred stock issued and outstanding.

Preferred Stock Dividends

During the three months ended March 31, 2024, we recorded $204,835 for the cumulative cash dividends due to the shareholders of our Series B Preferred Stock. We made payments of $174,760 in cash and issued $40,170 worth of cryptocurrency to reduce the amounts owed. As a result, we recorded $246,297 as a dividend liability on our balance sheet as of March 31, 2024.

During the three months ended March 31, 2023, we recorded $204,835 for the cumulative cash dividends due to the shareholders of our Series B Preferred Stock. We made payments of $160,557 in cash and issued $46,585 worth of cryptocurrency to reduce the amounts owed.

Common Stock Transactions

During the three months ended March 31, 2024, we repurchased 472,374,710 shares from two of the original founders of the Company and a series of their family members and related entities in exchange for cash of $446,391 and payables of $3,124,755 (see NOTE 5). We also recognized $8,510 in stock-based compensation based on grant date fair values and vesting terms of awards granted in prior periods.

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

As of March 31, 2024 and December 31, 2023, we had 1,860,981,786 and 2,333,356,496 shares of common stock issued and outstanding, respectively.

Options

The 2022 Incentive Plan authorizes a variety of incentive awards consisting of stock options, restricted stock, restricted stock units, and reserves for issuance up to 600,000,000 shares of the Company’s common stock.

During the period ended March 31, 2024, we issued 1,000,000 stock options as part of the acquisition of Opencash Finance, Inc. The options vest in equal amounts over a five-year period, at an exercise price of $0.05 per share, with a seven-year life. We utilized the Black Scholes Model to value these options and the expense related to these options is being recognized over the vesting term.

INVESTVIEW, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2024

(Unaudited)

Transactions involving our options are summarized as follows:

		Weighted	Weighted Average Grant-Date
	Number of	Average	Per Share
	Options	Exercise Price	Fair Value
Options outstanding at December 31, 2023	360,416,665	$0.05	$0.03
Granted	1,000,000	$0.05	$0.02
Canceled/Expired	-	$-	$-
Exercised	-	$-	$-
Options outstanding at March 31, 2024	361,416,665	$0.05	$0.03

Details of our options outstanding as of March 31, 2023, is as follows:

Options Exercisable	Weighted Average Exercise Price of Options Exercisable	Weighted Average Contractual Life of Options Exercisable (Years)	Weighted Average Contractual Life of Options Outstanding (Years)
191,666,665	0.05	5.24	5.24

Total stock compensation expense related to the options for the three months ended March 31, 2024 and 2023, was $422,250 and $765,007, respectively. As of March 31, 2024 there was approximately $4.8 million of unrecognized compensation cost related to the Options, which is expected to be recognized over a remaining weighted-average vesting period of approximately 2.8 years.

Warrants

Transactions involving our warrants are summarized as follows:

	Number of	Weighted Average
	Warrants	Exercise Price
Warrants outstanding at December 31, 2023	1,178,090	$0.10
Granted	-	$-
Canceled/Expired	-	$-
Exercised	-	$-
Warrants outstanding at March 31, 2024	1,178,090	$0.10

Details of our warrants outstanding as of March 31, 2023, is as follows:

Warrants Exercisable	Weighted Average Contractual Life of Warrants Outstanding and Exercisable (Years)
1,178,090	1.9

INVESTVIEW, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2024

(Unaudited)

Class B Units of Investview Financial Group Holdings, LLC

As of March 31, 2024, and December 31, 2023, there were 565,000,000 Units of Class B Investview Financial Group Holdings, LLC issued and outstanding. These units were issued as consideration for the purchase of operating assets and intellectual property rights of MPower, a company controlled and partially owned by David B. Rothrock and James R. Bell, two of our board members. The Class B Redeemable Units have no voting rights but can be exchanged at any time, within 5 years from the date of issuance, for 565,000,000 shares of our common stock on a one-for-one basis and are subject to significant restrictions upon resale through 2025 under the terms of a lock up agreement entered into as part of the purchase agreement. In order to properly account for the purchase transaction on the Company’s financial statements, we were required by applicable financial reporting standards to value the Class B Units issued to MPower in the transaction as of the closing date of the MPower sale transaction (September 3, 2021). For these accounting purposes, we concluded that the “fair value” of the consideration for financial accounting purposes, at the if-converted market value of the underlying common shares was $58.9 million, based on the closing market price of $0.1532 on the closing date of September 3, 2021, as discounted from $86.6 million by 32% (or $27.7 million) to reflect the significant lock up period. The “fair value” valuation of the Class B Units, however, was completed relying on a certain set of methodologies that are accepted for accounting purposes and is not necessarily indicative of the “fair market value” that may be implied relative to such Units in a commercial transaction not governed by financial reporting standards. In particular, the methodology used to value the Class B Units at their “fair value” did not take into account any blockage discounts that may otherwise apply after the expiration of the lock-up period in 2025; while other valuation methodologies, not bound by financial reporting codifications, would possibly determine that the blockage discount associated with the resale of 565 million shares after the expiration of the lock-up period, into a marketplace that has limited market liquidity, could possibly have a material downward influence on the valuation.

NOTE 10 – COMMITMENTS AND CONTINGENCIES

In the ordinary course of business, we may be, or have been, involved in legal proceedings. During November 2021, we received a subpoena from the United States Securities and Exchange Commission (“SEC”) for the production of documents. In the subpoena, the SEC advised that the investigation does not mean that the SEC has concluded that we or anyone else has violated federal securities laws and or any other law. Following our own internal review, we believe that we have complied at all times with the federal securities laws, and through the end of our first quarter in 2024, we have received no follow-up communications from the SEC following our production of documents in 2022. We have cooperated fully with the SEC’s investigation and will continue to work with outside counsel to respond to any further inquiries of the SEC, if, and to the extent they arise.

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

INVESTVIEW, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2024

(Unaudited)

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

On March 22, 2021, we entered into Securities Purchase Agreements to purchase 100% of the operating assets of SSA Technologies LLC, an entity that owns and operates a FINRA-registered broker-dealer. SSA is controlled and partially owned by Joseph Cammarata, our former Chief Executive Officer. Commencing upon execution of the agreements and through the closing of the transactions, we agreed to provide certain transition service arrangements to SSA. In connection with the transactions, we entered into a Working Capital Promissory Note with SSA under which SSA was to have advanced to us up to $1,500,000 before the end of 2021; however, SSA has only provided advances of $1,200,000 to date. The note bears interest at the rate of 0.11% per annum therefore we recognized $330 worth of interest expense on the loan during the three months ended March 31, 2024. The note was due and payable by January 31, 2022; however, has not yet been repaid as we consider our legal options in light of SSA’s failure to complete its funding obligations. The note was to have been secured by the pledge of 12,000,000 shares of our common stock; however, it remains unsecured as the pledge of shares was not implemented at the closing of the loan. As a result of his recent incarceration, the Company has been unable to further adjudicate these issues with Mr. Cammarata.

NOTE 11 – INCOME TAXES

For the periods ended March 31, 2024, and March 31, 2023, the Company used a discrete effective tax rate method for recording income taxes, as compared to an estimated full year annual effective tax rate method, as an estimate of the annual effective tax rate cannot be made.

Provision for income taxes for the three months ended March 31, 2024, was $500,075, resulting in an effective tax rate of 23.0%. Provision for income taxes for the three months ended March 31, 2023, was $95,062, resulting in an effective tax rate of 18.9%. The provision for income taxes was primarily impacted by pretax book income, permanent differences, and by the change in valuation allowance on deferred tax assets.

NOTE 12 – REGULATORY REQUIREMENTS

The Company’s broker-dealer subsidiary, Opencash Securities, LLC, is subject to certain net capital requirements. Opencash Securities, LLC computes its net capital under the alternative method permitted, which requires minimum net capital of the greater of $5,000 or 2% of the aggregate debit items in the reserve formula for those broker-dealers subject to Rule 15c3-3 promulgated under the Securities Exchange Act of 1934, as amended. The requirement was $5,000 for the broker-dealer at March 31, 2024. At March 31, 2024, Opencash Securities, LLC had net capital, as defined, of approximately $500 thousand, exceeding the regulatory requirement by approximately $495 thousand. Net capital requirements for the Company’s affiliated broker-dealer may increase in accordance with the rules and regulations applicable to broker-dealers to the extent Opencash Securities, LLC engages in other business activities.

NOTE 13 – SUBSEQUENT EVENTS

In accordance with ASC Topic 855, Subsequent Events, we have evaluated subsequent events through the date of this filing and have determined that there are no subsequent events that require disclosure.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

The following discussion should be read in conjunction with our consolidated financial statements and notes to our financial statements included elsewhere in this report. This discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, as noted by use of the words “believe,” “expect,” “plan,” “project,” “estimate,” and any variations thereof that are intended to identify forward-looking statements. These forward-looking statements are based on management’s current beliefs and assumptions and information currently available to management, and involve known and unknown risks, uncertainties, and other factors that may cause the actual results, performance, or achievements to be materially different from any future results, performance, or achievements expressed or implied by these forward-looking statements. Information concerning factors that could cause our actual results to differ materially from these forward-looking statements can be found elsewhere in this Report and in our periodic reports filed with the U.S. Securities and Exchange Commission. The forward-looking statements included are made only as of the date of this report. Except as required by law, we have no obligation and do not undertake to update or revise any such forward-looking statements to reflect events or circumstances after the date of the report.

Business Overview

We operate a diversified financial technology company that through our subsidiaries and global distribution network provides financial technology, education tools, content, research, and a digital asset technology business, which develops, operates, and supports blockchain technologies, with a focus on the Bitcoin blockchain ecosystem and the generation of digital assets. In addition, we are planning to expand our business into the retail brokerage and financial markets industry by integrating the online brokerage trading platform we acquired in connection with our recent acquisition of Opencash Securities, LLC (“Opencash”), with the proprietary algorithmic trading platform we acquired in September 2021. Opencash is an early-stage registered broker-dealer that plans to offer investors an online trading platform to enable self-directed retail brokerage services and develop synergies with the educational content and products offered by other of our business units.

Results of Operations

Three Months Ended March 31, 2024 Compared to Three Months Ended March 31, 2023

Revenues

	Three Months Ended March 31,		Increase
	2024	2023	(Decrease)
	(unaudited)	(unaudited)
Subscription revenue, net of refunds, incentives, credits, and chargebacks	$13,029,318	$11,192,111	$1,837,207
Mining revenue	2,642,599	2,070,819	571,780
Cryptocurrency revenue	-	280,300	(280,300)
Miner repair revenue	-	23,378	(23,378)
Total revenue, net	$15,671,917	$13,566,608	$2,105,309

Revenue, net, increased $2,105,309 or 16%, from $13,566,608 for the three months ended March 31, 2023, to $15,671,917 for the three months ended March 31, 2024. The increase can be explained by $1.8 million and $572 thousand increases in our subscription revenue and mining revenue, respectively, offset by a $280 thousand and $23 thousand decrease in our cryptocurrency revenue and miner repair revenue, respectively. The $1.8 million (16%) increase in subscription revenue was due to significant product enhancements and expansion into new markets globally, resulting in substantial growth in our membership; the $572 thousand (28%) increase in mining revenue was a result of the increase in the value of Bitcoin, partially offset by a 105% increase in the average Bitcoin mining difficulty level and a utility/government mandated partial energy curtailment that began in early January 2024 and resulted in mining less coin; the $280 thousand (100%) decrease in cryptocurrency revenue was due to the discontinuation of our distribution of NDAU during the year ended December 31, 2023; and the $23 thousand or (100%) decrease in miner equipment repair revenue was due to the discontinuance of our miner repair business during the quarter ended June 30, 2023.

Operating Costs

	Three Months Ended March 31,		Increase
	2024	2023	(Decrease)
	(unaudited)	(unaudited)
Cost of sales and service	$2,142,334	$1,877,928	$264,406
Commissions	7,275,210	6,529,093	746,117
Selling and marketing	11,795	252,434	(240,639)
Salary and related	1,628,970	1,924,197	(295,227)
Professional fees	406,529	493,884	(87,355)
Loss (gain) on disposal of assets	-	20,270)	(20,270)
General and administrative	2,336,655	2,076,430	260,225
Total operating costs and expenses	$13,801,493	$13,174,236	$627,257

Operating costs increased $627,257, or 5%, from $13,174,236 for the three months ended March 31, 2023, to $13,801,493 for the three months ended March 31, 2024. The increase can be explained by an increase in cost of sales and service of $264 thousand, which was a result of an increase in mining costs, an increase in commissions of $746 thousand, which was a result of an increase in our subscription revenue, an increase in general and administrative expense of $260 thousand, which was a result of an increase in depreciation expense, offset by a decrease in professional fees of $87 thousand due to decreased consultant fees, decrease in salary and related costs of $295 thousand due to the recognition of more stock-based compensation during the prior period, and a decrease in selling and marketing costs of $241 thousand, which was mainly driven by an iGenius sales and marketing event in the first quarter of 2023.

Other Income and Expenses

	Three Months Ended March 31,
	2024	2023	Change
	(unaudited)	(unaudited)
Gain (loss) on fair value of derivative liability	$74	$8,756	$(8,682)
Realized gain (loss) on cryptocurrency	276,227	242,572	33,655
Interest expense	(4,675)	(4,623)	(52)
Interest expense, related parties	(309,670)	(308,744)	(926)
Other income (expense)	337,635	172,623	165,012
Total other income (expense)	$299,591	$110,584	$189,007

We recorded other income of $299,591 for the three months ended March 31, 2024, which was an increase of $189,007, or 171%, from the prior period other expense of $110,584. The change is due to a realized gain recorded on cryptocurrency in the current period of $276 thousand compared to a realized gain of $243 thousand in the prior period and an increase in Other income (expense) in the current period of $165 thousand, as we realized more interest income in the current period due to our cash balances being held in higher interest-bearing accounts, as compared to the prior period, and we realized certain structured equipment lease payments in the current period that did not exist in the comparable prior year period.

Liquidity and Capital Resources

During the three months ended March 31, 2024, we met our short-and long-term working capital and capital expenditure requirements, including funding for operations, capital expenditures, growth initiatives, and for debt service on our outstanding indebtedness and dividends on our Series B Preferred Stock, through net cash flows provided by operating activities. We believe we will have sufficient resources, including cash flow from operations and access to capital markets, to meet debt service obligations in a timely manner and be able to meet our objectives.

During the three months ended March 31, 2024, we recorded net income from operations of $1,870,424 and net income of $1,669,940. As of March 31, 2024, we have unrestricted cash of $24,432,226. Also, as of March 31, 2024, our current assets exceeded our current liabilities to result in working capital of $12,959,093 and our unrestricted cryptocurrency balance was reported at a cost basis of $232,834. Management does not believe there are any liquidity issues as of March 31, 2024.

Critical Accounting Policies

Basis of Accounting

Our policy is to prepare our financial statements on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations (Regulation S-X) of the Securities and Exchange Commission (the “SEC”) and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the three months ended March 31, 2024, are not necessarily indicative of the operating results that may be expected for our year ending December 31, 2024, as will be included in the filing of our Annual Report on Form 10-K for the year ending December 31, 2024. These unaudited condensed consolidated financial statements should be read in conjunction with the December 31, 2023, consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2023.

Principles of Consolidation

The consolidated financial statements include the accounts of Investview, Inc., and our wholly owned subsidiaries: iGenius, LLC, SAFETek, LLC, Investview Financial Group Holdings, LLC, Opencash Finance, Inc., Opencash Securities, LLC, Investview MTS, LLC, and MyLife Wellness Company. All intercompany transactions and balances have been eliminated in consolidation.

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

We hold cryptocurrency-denominated assets and include them in our consolidated balance sheet as other assets. The value of our cryptocurrencies as of March, 31 2024 and December 31, 2023 were $232,834 and $585,632, respectively. Cryptocurrencies purchased or received for payment from customers are recorded in accordance with ASC 350-30 and cryptocurrencies awarded to the Company through its mining activities ($2,642,599 and $2,070,819 for the three months ended March 31, 2024 and 2023, respectively) are accounted for in connection with the Company’s revenue recognition policy. The use of cryptocurrencies is accounted for in accordance with the first in first out method of accounting. For the three months ended March, 31 2024 and 2023, we recorded realized gains on our cryptocurrency transactions of $276,227 and $242,572, respectively.

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

We evaluate the recoverability of long-lived assets based upon future net cash flows expected to result from the asset, including eventual disposition. Should impairment in value be indicated, the carrying value of intangible assets will be adjusted and an impairment loss is recorded equal to the difference between the asset’s carrying value and fair value or disposable value. During the three months ended March 31, 2024 and March 31, 2023, no impairment was recorded.

Revenue Recognition

Subscription Revenue

Most of our revenue is generated by membership and subscription sales and payment is received at the time of purchase. We recognize subscription revenue in accordance with ASC 606-10 where revenue is measured based on a consideration specified in a contract with a customer and recognized when we satisfy the performance obligation specified in each contract. Our performance obligation is to provide services over a fixed subscription period; therefore, we recognize revenue ratably over the subscription period and deferred revenue is recorded for the portion of the subscription period subsequent to each reporting date. Additionally, we offer a designated trial period to first-time subscription customers, during which a full refund can be requested if a customer does not wish to continue with the subscription. Revenues are deferred during the trial period as collection is not probable until that time has passed. Revenues are presented net of refunds, sales incentives, credits, and known and estimated credit card chargebacks. As of March 31, 2024 and December 31, 2023, our deferred revenues were $2,707,418 and $2,703,398, respectively.

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

Cryptocurrency Revenue

During 2023, we generated revenue from the sale of cryptocurrency packages to our customers through an arrangement with a third-party supplier. The various packages included different amounts of coin with differing rates of returns and terms. The coin is delivered by a third-party supplier. The sale of cryptocurrency packages was discontinued during the year ended December 31, 2023.

During 2023, we recognized cryptocurrency revenue in accordance with ASC 606-10 where revenue is measured based on a consideration specified in a contract with a customer and recognized when we satisfy the performance obligation specified in each contract. Our performance obligation was to arrange for the third-parties to provide coin and protection (if applicable) to our customers and payment was received from our customers at the time of order placement. All customers were given two weeks to request a refund, therefore we would record a customer advance on our balance sheet upon receipt of payment. After the two weeks have passed from order placement, we request our third-party supplier to deliver coin and protection (if applicable), at which time we recognize revenue and the amounts due to our supplier on our books. During the quarter ended March 31, 2024, we generated no revenue from the sale of cryptocurrency packages.

Miner Equipment Repair Revenue

Through our wholly owned subsidiary, SAFETek, LLC, prior to June 30, 2023, we repaired broken mining equipment for sale to third-party customers. Our mining equipment repair business was discontinued during the quarter ended June 30, 2023.

Prior to June 30, 2023, we recognize miner repair revenue in accordance with ASC 606-10 where revenue is measured based on a consideration specified in a contract with a customer and recognized when we satisfy the performance obligation specified in each contract. Our performance obligation is to deliver the promised goods to our customers.

Revenue generated for the three months ended March, 31 2024, was as follows:

	Subscription Revenue	Mining Revenue	Total
Gross billings/receipts	$13,851,294	$2,642,599	$16,493,893
Refunds, incentives, credits, and chargebacks	(821,976)	-	(821,976)
Net revenue	$13,029,318	$2,642,599	$15,671,917

For the three months ended March 31, 2024, foreign and domestic revenues were approximately $11.8 million and $3.9 million, respectively.

Revenue generated for the three months ended March 31, 2023, was as follows:

	Subscription Revenue	Cryptocurrency Revenue	Mining Revenue	Miner Repair Revenue	Total
Gross billings/receipts	$12,152,522	$559,300	$2,070,819	$23,378	$14,806,019
Refunds, incentives, credits, and chargebacks	(960,411)	-	-	-	(960,411)
Amounts paid to providers	-	(279,000)	-	-	(279,000)
Net revenue	$11,192,111	$280,300	$2,070,819	$23,378	$13,566,608

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

Changes in Internal Controls

There were no changes in our internal controls over financial reporting during the fiscal quarter ended March 31, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

There have been no material changes to this information since reported on in the Annual Report on Form 10-K for the year ended December 31, 2023.

ITEM 1.A – RISK FACTORS

There have been no material changes in the risk factors disclosed by us under Part I, Item 1A. Risk Factors contained in the Annual Report on Form 10-K for the year ended December 31, 2023.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 – MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5 – OTHER INFORMATION

During the first quarter of the fiscal year ended December 31, 2024, no director of “officer” as defined in Rule 16a-1(f) under the Exchange Act adopted or terminated any Rule 10b5-1 trading plan or arrangements or any non-Rule 10b5-1 trading plan or arrangements, in both cases as defined in Item 408(a) of Regulation S-K.

ITEM 6 – EXHIBITS

The following exhibits are filed as a part of this report:

Exhibit Number*	Title of Document	Location

Item 10	Material Contracts

10.1	Stock Purchase and Release Agreement dated February 6, 2024	Incorporated by reference to the Current Report on Form 8-K filed on February 12, 2024.

Item 31	Rule 13a-14(a)/15d-14(a) Certifications

31.01	Certification of Principal Executive Officer Pursuant to Rule 13a-14	This filing.

31.02	Certification of Principal Financial Officer Pursuant to Rule 13a-14	This filing.

Item 32	Section 1350 Certifications

32.01	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	This filing.

32.02	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	This filing.

Item 101***	Interactive Data File

101.INS	Inline XBRL Instance Document	This filing.

101.SCH	Inline XBRL Taxonomy Extension Schema	This filing.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase	This filing.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase	This filing.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase	This filing.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase	This filing.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)	This filing.

*	All exhibits are numbered with the number preceding the decimal indicating the applicable SEC reference number in Item 601 and the number following the decimal indicating the sequence of the particular document. Omitted numbers in the sequence refer to documents previously filed as an exhibit.

***	Users of this data are advised that, pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or Annual Report for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Exchange Act of 1934 and otherwise are not subject to liability.

SIGNATURE PAGE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

INVESTVIEW, INC.

Dated: May 14, 2024	By:	/s/ Victor M. Oviedo
Victor M. Oviedo
Chief Executive Officer
(Principal Executive Officer)

Dated: May 14, 2024	By:	/s/ Ralph R. Valvano
Ralph R. Valvano
Chief Financial Officer
(Principal Financial Officer and Accounting Officer)

