Form 10-Q
period 2024-06-30
Investview, Inc.
filed 2024-08-13
CIK 862651

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED

June 30, 2024

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from__________________ to _______________________.

Commission File Number 000-27019

Investview, Inc.

(Exact name of registrant as specified in its charter)

Nevada	87-0369205
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

521 West Lancaster Avenue, Second Floor, Haverford, Pennsylvania	19041
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number: 732-889-4300

Securities registered pursuant to Section 12(b) of the Act: None

Title of each class	Trading Symbol(s)	Name of each exchange on which registered

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes	☒	No	☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

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

As of August 13, 2024, there were 1,860,981,786 shares of common stock, $0.001 par value, outstanding.

INVESTVIEW, INC.

Form 10-Q for the Six Months Ended June 30, 2024

Table of Contents

PART I – FINANCIAL INFORMATION	3
ITEM 1 – FINANCIAL STATEMENTS	3
Condensed Consolidated Balance Sheets as of June 30, 2024 (Unaudited) and December 31, 2023	3
Condensed Consolidated Statements of Operations and Other Comprehensive Income (Loss) for the Three and Six Months Ended June 30, 2024 and 2023 (Unaudited)	4
Condensed Consolidated Statements of Stockholders’ Equity (Deficit) for the Three and Six Months Ended June 30, 2024 and 2023 (Unaudited)	5
Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2024 and 2023 (Unaudited)	6
Notes to Condensed Consolidated Financial Statements as of June 30, 2024 (Unaudited)	7
ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	24
ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	29
ITEM 4 – CONTROLS AND PROCEDURES	29
PART II – OTHER INFORMATION	29
ITEM 1 – LEGAL PROCEEDINGS	29
ITEM 1.A – RISK FACTORS	29
ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	29
ITEM 3 – DEFAULTS UPON SENIOR SECURITIES	30
ITEM 4 – MINE SAFETY DISCLOSURES	30
ITEM 5 – OTHER INFORMATION	30
ITEM 6 – EXHIBITS	30
SIGNATURE PAGE	31

PART I – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

Condensed Consolidated Balance Sheets as of June 30, 2024 (Unaudited) and December 31, 2023

INVESTVIEW, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2024	December 31, 2023
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$23,659,262	$20,912,276
Restricted cash, current	150,026	230,354
Prepaid assets	186,062	492,607
Receivables	2,320,012	2,232,725
Deposits, current	2,533,538	-
Income tax paid in advance	538,578	-
Other current assets	86,276	585,632
Total current assets	29,473,754	24,453,594

Fixed assets, net	4,061,336	6,536,823

Other assets:
Operating lease right-of-use asset	60,813	110,427
Deposits	41,954	2,588,127
Total other assets	102,767	2,698,554

Total assets	$33,637,857	$33,688,971

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued liabilities	$8,119,562	$5,854,093
Payroll liabilities	198,943	187,419
Income tax payable	307,160	1,004,535
Deferred revenue	2,018,834	2,703,398
Derivative liability	2,332	5,732
Dividend liability	247,521	256,392
Operating lease liability, current	73,624	109,628
Related party debt, net of discounts, current	1,203,907	1,203,247
Debt, net of discounts, current	465,852	715,127
Total current liabilities	12,637,735	12,039,571

Operating lease liability, long term	285	6,048
Accrued liabilities, long term	1,289,334	1,189,643
Related party debt, net of discounts, long term	1,330,770	1,162,349
Debt, net of discounts, long term	495,789	501,062
Total long-term liabilities	3,116,178	2,859,102

Total liabilities	15,753,913	14,898,673

Commitments and contingencies	-	-

Stockholders’ equity (deficit):
Preferred stock, par value: $0.001; 50,000,000 shares authorized, 252,192 and 252,192 issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	252	252
Common stock, par value $0.001; 10,000,000,000 shares authorized; 1,860,981,786 and 2,333,356,496 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	1,860,982	2,333,356
Additional paid in capital	101,829,710	104,056,807
Accumulated other comprehensive income (loss)	(23,218)	(23,218)
Accumulated deficit	(85,783,782)	(87,576,899)
Total stockholders’ equity (deficit)	17,883,944	18,790,298

Total liabilities and stockholders’ equity (deficit)	$33,637,857	$33,688,971

The accompanying notes are an integral part of these condensed consolidated financial statements.

Condensed Consolidated Statements of Operations and Other Comprehensive Income (Loss) for the Three and Six Months Ended June 30, 2024 and 2023 (Unaudited)

INVESTVIEW, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND OTHER COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

Revenue:
Subscription revenue, net of refunds, incentives, credits, and chargebacks	$12,027,904	$14,349,082	$25,057,222	$25,541,193
Mining revenue	1,078,777	2,822,278	3,721,376	4,893,097
Cryptocurrency revenue	-	86,519	-	366,819
Mining equipment repair revenue	-	-	-	23,378
Total revenue, net	13,106,681	17,257,879	28,778,598	30,824,487

Operating costs and expenses:
Cost of sales and service	1,303,610	$2,588,950	3,445,944	4,466,878
Commissions	6,442,844	8,204,112	13,718,054	14,733,205
Selling and marketing	520,013	276,620	531,808	529,054
Salary and related	1,758,844	1,777,796	3,387,814	3,701,993
Professional fees	378,467	423,657	784,996	917,541
Loss (gain) on disposal of assets	180,223	163,951	180,223	184,221
General and administrative	2,067,598	2,613,824	4,404,253	4,690,254
Total operating costs and expenses	12,651,599	16,048,910	26,453,092	29,223,146

Net income (loss) from operations	455,082	1,208,969	2,325,506	1,601,341

Other income (expense):
Gain (loss) on fair value of derivative liability	3,326	(5,099)	3,400	3,657
Realized gain (loss) on cryptocurrency	6,327	(13,727)	282,554	228,845
Interest expense	(4,675)	(4,675)	(9,350)	(9,298)
Interest expense, related parties	(309,670)	(309,670)	(619,340)	(618,414)
Other income (expense)	651,524	422,882	989,159	595,505
Total other income (expense)	346,832	89,711	646,423	200,295

Income (loss) before income taxes	801,914	1,298,680	2,971,929	1,801,636
Income tax expense	(269,067)	(701,275)	(769,142)	(796,337)

Net income (loss)	532,847	597,405	2,202,787	1,005,299

Dividends on Preferred Stock	(204,835)	(204,835)	(409,670)	(409,670)

Net income (loss) applicable to common shareholders	$328,012	$392,570	$1,793,117	$595,629

Basic income (loss) per common share	$0.00	$0.00	$0.00	$0.00
Diluted income (loss) per common share	$0.00	$0.00	$0.00	$0.00

Basic weighted average number of common shares outstanding	1,860,981,786	2,636,275,719	1,957,014,007	2,636,275,605
Diluted weighted average number of common shares outstanding	2,897,410,357	3,672,704,290	2,993,442,578	3,672,704,176

The accompanying notes are an integral part of these condensed consolidated financial statements.

Condensed Consolidated Statements of Stockholders’ Equity (Deficit) for the Three and Six Months Ended June 30, 2024 and 2023 (Unaudited)

INVESTVIEW, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

THREE AND SIX MONTHS ENDED JUNE 30, 2024 AND 2023

(Unaudited)

						Accumulated
					Additional	Other
	Preferred stock		Common stock		Paid in	Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Total

Balance, December 31, 2022	252,192	$252	2,636,275,489	$2,636,275	$104,350,746	$(23,218)	$(89,589,479)	$17,374,576
Common stock issued for services and other stock-based compensation	-	-	-	-	768,613	-	-	768,613
Warrant Exercise	-	-	230	-	23	-	-	23
Derivative liability extinguished with warrant exercise	-	-	-	-	3	-	-	3
Dividends	-	-	-	-	-	-	(204,835)	(204,835)
Net income (loss)	-	-	-	-	-	-	407,894	407,894
Balance, March 31, 2023	252,192	$252	2,636,275,719	$2,636,275	$105,119,385	$(23,218)	$(89,386,420)	$18,346,274
Common stock issued for services and other stock-based compensation	-	-	-	-	628,615	-	-	628,615
Dividends	-	-	-	-	-	-	(204,835)	(204,835)
Net income (loss)	-	-	-	-	-	-	597,405	597,405
Balance, June 30, 2023	252,192	$252	2,636,275,719	$2,636,275	$105,748,000	$(23,218)	$(88,993,850)	$19,367,459

Balance, December 31, 2023	252,192	$252	2,333,356,496	$2,333,356	$104,056,807	$(23,218)	$(87,576,899)	$18,790,298
Common stock issued for services and other stock-based compensation	-	-	-	-	430,760	-	-	430,760
Common stock repurchased from former related parties and canceled	-	-	(472,374,710)	(472,374)	(3,098,772)	-	-	(3,571,146)
Dividends	-	-	-	-	-	-	(204,835)	(204,835)
Net income (loss)	-	-	-	-	-	-	1,669,940	1,669,940
Balance, March 31, 2024	252,192	$252	1,860,981,786	$1,860,982	$101,388,795	$(23,218)	$(86,111,794)	$17,115,017
Common stock issued for services and other stock-based compensation	-	-	-	-	440,915	-	-	440,915
Common stock repurchased from former related parties and canceled	-	-	-	-	-	-	-	-
Dividends	-	-	-	-	-	-	(204,835)	(204,835)
Net income (loss)	-	-	-	-	-	-	532,847	532,847
Balance, June 30, 2024	252,192	$252	1,860,981,786	$1,860,982	$101,829,710	$(23,218)	$(85,783,782)	$17,883,944

The accompanying notes are an integral part of these condensed consolidated financial statements.

Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2024 and 2023 (Unaudited)

INVESTVIEW INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$2,202,787	$1,005,299
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	2,301,620	2,076,605
Amortization of debt discount	168,421	167,496
Stock issued for services and other stock-based compensation	871,675	1,397,228
Lease cost, net of repayment	7,847	14,055
(Gain) loss on disposal of assets	180,223	184,221
(Gain) loss on fair value of derivative liability	(3,400)	(3,657)
Realized (gain) loss on cryptocurrency	(282,554)	(228,845)
Changes in operating assets and liabilities:
Receivables	(87,287)	93,932
Inventory	-	74,645
Prepaid assets	306,545	132,030
Income tax paid in advance	(538,578)	535,932
Other current assets	621,858	(421,958)
Deposits	12,635	(2,088,809)
Accounts payable and accrued liabilities	491,418	(193,832)
Income tax payable	(697,375)	121,004
Customer advance	-	(28,566)
Deferred revenue	(684,564)	693,962
Accrued interest	9,349	9,298
Accrued interest, related parties	450,918	450,918
Net cash provided by (used in) operating activities	5,331,538	3,990,958

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash received for the disposal of fixed assets	-	23,278
Cash paid for fixed assets	(6,356)	(2,408,658)
Net cash provided by (used in) investing activities	(6,356)	(2,385,380)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments for related party debt	(450,258)	(450,258)
Repayments for debt	(186,359)	(483,566)
Payments for shares repurchased from former related parties	(1,685,880)	-
Dividends paid	(336,027)	(321,585)
Proceeds from the exercise of warrants	-	23
Net cash provided by (used in) financing activities	(2,658,524)	(1,255,386)

Effect of exchange rate translation on cash	-	-

Net increase (decrease) in cash, cash equivalents, and restricted cash	2,666,658	350,192
Cash, cash equivalents, and restricted cash - beginning of period	21,142,630	21,488,898
Cash, cash equivalents, and restricted cash - end of period	$23,809,288	$21,839,090

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$464,880	$467,317
Income taxes	$2,005,095	$140,500
Non-cash investing and financing activities:
Common stock repurchased for payables	$3,571,146	$-
Derivative liability extinguished with warrant exercise	$-	$3
Dividends declared	$409,670	$409,670
Dividends paid with cryptocurrency	$82,514	$88,056
Debt extinguished in exchange for cryptocurrency	$77,538	$989,898
Recognition of lease liability and ROU assets at lease commencement	$-	$23,520
Cryptocurrency received from sale of fixed assets	$-	$9,913

The accompanying notes are an integral part of these condensed consolidated financial statements.

INVESTVIEW, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 30, 2024

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

INVESTVIEW, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 30, 2024

(Unaudited)

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations (Regulation S-X) of the Securities and Exchange Commission (the “SEC”) and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the three and six months ended June 30, 2024, are not necessarily indicative of the operating results that may be expected for our year ending December 31, 2024, as will be included in the filing of our Annual Report on Form 10-K for the year ending December 31, 2024. These unaudited condensed consolidated financial statements should be read in conjunction with the December 31, 2023 consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2023.

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

Concentration of Credit Risk

Financial instruments that potentially expose us to concentration of credit risk include cash, accounts receivable, and advances. We place our cash and temporary cash investments with credit quality institutions. At times, such investments may be in excess of the FDIC insurance limit of $250,000. As of June 30, 2024 and December 31, 2023, cash balances that exceeded FDIC limits were $7,073,960 and $3,778,085, respectively. We have not experienced significant losses relating to these concentrations in the past.

Cash Equivalents and Restricted Cash

For purposes of reporting cash flows, we consider all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. As of June 30, 2024 and December 31, 2023, we had no highly liquid debt instruments.

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the balance sheet that sum to the total of the same such amounts shown in the statement of cash flows.

	June 30, 2024	December 31, 2023
Cash and cash equivalents	$23,659,262	$20,912,276
Restricted cash, current	150,026	230,354
Total cash, cash equivalents, and restricted cash shown on the statement of cash flows	$23,809,288	$21,142,630

Amount included in restricted cash represent funds required to be held in an escrow account by a contractual agreement and will be used for paying dividends to our Series B Preferred Stockholders and funds required to be held in an account as collateral for business charges on our Company credit card.

INVESTVIEW, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 30, 2024

(Unaudited)

Receivables

Receivables are carried at net realizable value, representing the outstanding balance less an allowance for doubtful accounts based on a review of all outstanding amounts. Management determines the allowance for doubtful accounts by regularly evaluating individual receivables and receivables are written off when deemed uncollectible. Recoveries of receivables previously written off are recorded when received. We had an allowance for doubtful accounts of $0 and $722,324 as of June 30, 2024 and December 31, 2023, respectively. A portion of our receivables balance is for amounts held in reserve by our merchant processors for future returns and chargebacks. The amount held in reserve was $1,872,000 and $500,000 as of June 30, 2024 and December 31, 2023, respectively. We have recently, however, had to pursue collection efforts through litigation against one of our credit card processors and its clearing bank, as efforts to collect approximately $1.87 million of our credit card receivables, has not proven timely. See “NOTE 10-Commitments and Contingencies.”

Deposits

We contract with service providers for hosting of our data processing equipment and operational support in data centers where the Company’s data processing equipment is deployed. These arrangements typically require advance payments to vendors pursuant to the contractual obligations associated with these services. Additionally, from time to time, our vendors require deposits be paid by us and held by them in the normal course of business. The Company classifies these payments as “Deposits, current” or “Deposits” in the Consolidated Balance Sheets. As of June 30, 2024 and December 31,2023, such deposits totaled $2,575,492 and $2,533,538, respectively. During the second quarter of 2024, deposits in the amount of $2,533,538 were reclassified from long-term assets to current assets, a result of our hosting and energy agreement ending in March 2025.

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

Fixed assets were made up of the following at each balance sheet date:

	Estimated Useful Life (years)	June 30, 2024	December 31, 2023
Furniture, fixtures, and equipment	10	$717	$717
Computer equipment	3	17,663	11,308
Data processing equipment	3	13,596,451	14,084,670
		13,614,831	14,096,695
Accumulated depreciation		(9,553,495)	(7,559,872)
Net book value		$4,061,336	$6,536,823

Total depreciation expense for the six months ended June 30, 2024 and 2023, was $2,301,620 and $2,076,605, respectively, all of which was recorded in our general and administrative expenses on our consolidated statement of operations. During the six months ended June 30, 2024, we recognized a loss on disposal of assets with a net book value of $180,223. During the six months ended June 30, 2023, we sold assets with a total net book value of $26,729 for cash of $23,278 and bitcoin worth $9,913, therefore recognized a gain on disposal of assets of $6,462. This gain was offset by loss on disposal of assets with a net book value of $15,847.

Long-Lived Assets – Cryptocurrencies

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

INVESTVIEW, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 30, 2024

(Unaudited)

We hold cryptocurrency-denominated assets and include them in our consolidated balance sheet as Other current assets. The value of our cryptocurrencies as of June 30, 2024 and December 31, 2023, were $86,276 and $585,632, respectively. Cryptocurrencies purchased or received for payment from customers are recorded in accordance with ASC 350-30 and cryptocurrencies awarded to the Company through its mining activities ($3,721,376 and $4,893,097 for the six months ended June 30, 2024 and 2023, respectively) are accounted for in connection with the Company’s revenue recognition policy. The use of cryptocurrencies is accounted for in accordance with the first in first out method of accounting.

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

We evaluate the recoverability of long-lived assets based upon future net cash flows expected to result from the asset, including eventual disposition. Should impairment in value be indicated, the carrying value of intangible assets will be adjusted and an impairment loss is recorded equal to the difference between the asset’s carrying value and fair value or disposable value. During the six months ended June 30, 2024 and June 30, 2023, no impairment was recorded.

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

Our financial instruments consist of cash, accounts receivable and accounts payable, and debt. We have determined that the book value of our outstanding financial instruments as of June 30, 2024 and December 31, 2023, approximates the fair value due to their short-term nature or interest rates that approximate prevailing market rates.

INVESTVIEW, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 30, 2024

(Unaudited)

Items recorded or measured at fair value on a recurring basis in the accompanying consolidated financial statements consisted of the following items as of June 30, 2024:

	Level 1	Level 2	Level 3	Total
Total Assets	$-	$-	$-	$-

Derivative liability	$-	$-	$2,332	$2,332
Total Liabilities	$-	$-	$2,332	$2,332

Items recorded or measured at fair value on a recurring basis in the accompanying consolidated financial statements consisted of the following items as of December 31, 2023:

	Level 1	Level 2	Level 3	Total
Total Assets	$-	$-	$-	$-

Derivative liability	$-	$-	$5,732	$5,732
Total Liabilities	$-	$-	$5,732	$5,732

Revenue Recognition

Subscription Revenue

Most of our revenue is generated by membership and subscription sales and payment is received at the time of purchase. We recognize subscription revenue in accordance with ASC 606-10 where revenue is measured based on a consideration specified in a contract with a customer and recognized when we satisfy the performance obligation specified in each contract. Our performance obligation is to provide services over a fixed subscription period; therefore, we recognize revenue ratably over the subscription period and deferred revenue is recorded for the portion of the subscription period subsequent to each reporting date. Additionally, we offer a designated trial period to first-time subscription customers, during which a full refund can be requested if a customer does not wish to continue with the subscription. Revenues are deferred during the trial period as collection is not probable until that time has passed. Revenues are presented net of refunds, sales incentives, credits, and known and estimated credit card chargebacks. As of June 30, 2024 and December 31, 2023, our deferred revenues were $2,018,834 and $2,703,398, respectively.

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

INVESTVIEW, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 30, 2024

(Unaudited)

Providing computing power to solve complex cryptographic algorithms in support of the Bitcoin blockchain (in a process known as “solving a block”) is an output of the Company’s ordinary activities. The provision of providing such computing power is the only performance obligation in the Company’s contract with the mining pool operator. The transaction consideration the Company receives is net of a contractually agreed upon “pool fee percentage” charged and kept by the mining pool operator and is noncash, in the form of Bitcoin, which the Company measures at fair value on the date Bitcoin is received. This value is not materially different than the fair value at the moment we meet the performance obligation, which can be recalculated based on the contractual formula. The consideration is variable. The amount of consideration recognized is constrained to the amount of consideration received, which is when it is probable a significant reversal will not occur. There is no significant financing component or risk of a significant revenue reversal in these transactions due to the performance obligations and settlement of the transactions being on a daily basis.

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

During 2023, we recognized cryptocurrency revenue in accordance with ASC 606-10 where revenue is measured based on a consideration specified in a contract with a customer and recognized when we satisfy the performance obligation specified in each contract. Our performance obligation was to arrange for the third parties to provide coin and protection (if applicable) to our customers and payment was received from our customers at the time of order placement. All customers were given two weeks to request a refund, therefore we would record a customer advance on our balance sheet upon receipt of payment. After the two weeks have passed from order placement, we request our third-party supplier to deliver coin and protection (if applicable), at which time we recognize revenue and the amounts due to our supplier on our books. During the six months ended June 30, 2024, we generated no revenue from the sale of cryptocurrency packages.

Mining Equipment Repair Revenue

Through our wholly owned subsidiary, SAFETek, LLC, prior to June 30, 2023, we repaired broken mining equipment for sale to third-party customers. Our mining equipment repair business was discontinued during the quarter ended June 30, 2023.

Prior to June 30, 2023, we recognized miner repair revenue in accordance with ASC 606-10 where revenue is measured based on a consideration specified in a contract with a customer and recognized when we satisfy the performance obligation specified in each contract. Our performance obligation was to deliver the promised goods to our customers.

Revenue generated for the six months ended June 30, 2024, was as follows:

	Subscription Revenue	Mining Revenue	Total
Gross billings/receipts	$26,557,528	$3,721,376	$30,278,904
Refunds, incentives, credits, and chargebacks	(1,500,306)	-	(1,500,306)
Net revenue	$25,057,222	$3,721,376	$28,778,598

For the six months ended June 30, 2024, foreign and domestic revenues were approximately $22.9 million and $5.9 million, respectively.

INVESTVIEW, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 30, 2024

(Unaudited)

Revenue generated for the six months ended June 30, 2023, was as follows:

	Subscription Revenue	Cryptocurrency Revenue	Mining Revenue	Miner Repair Revenue	Total
Gross billings/receipts	$27,784,934	$732,319	$4,893,097	$23,378	$33,433,728
Refunds, incentives, credits, and chargebacks	(2,243,741)	-	-	-	(2,243,741)
Amounts paid to providers	-	(365,500)	-	-	(365,500)
Net revenue	$25,541,193	$366,819	$4,893,097	$23,378	$30,824,487

For the six months ended June 30, 2023, foreign and domestic revenues were approximately $21.9 million and $8.9 million, respectively.

Revenue generated for the three months ended June 30, 2024, was as follows:

	Subscription Revenue	Mining Revenue	Total
Gross billings/receipts	$12,706,234	$1,078,777	$13,785,011
Refunds, incentives, credits, and chargebacks	(678,330)	-	(678,330)
Net revenue	$12,027,904	$1,078,777	$13,106,681

For the three months ended June 30, 2024, foreign and domestic revenues were approximately $11.1 million and $2.0 million, respectively.

Revenue generated for the three months ended June 30, 2023, was as follows:

	Subscription Revenue	Cryptocurrency Revenue	Mining Revenue	Total
Gross billings/receipts	$15,632,412	$173,019	$2,822,278	$18,627,709
Refunds, incentives, credits, and chargebacks	(1,283,330)	-	-	(1,283,330)
Amounts paid to providers	-	(86,500)	-	(86,500)
Net revenue	$14,349,082	$86,519	$2,822,278	$17,257,879

For the three months ended June 30, 2023, foreign and domestic revenues were approximately $12.2 million and $5.1 million, respectively.

Advertising, Selling, and Marketing Costs

We expense advertising, selling, and marketing costs as incurred. Advertising, selling, and marketing costs include costs of promoting our product worldwide, including promotional events. Advertising, selling, and marketing expenses for the six months ended June 30, 2024 and 2023, totaled $531,808 and $529,054, respectively.

Cost of Sales and Service

Included in our costs of sales and services are amounts paid to our trading and market experts that provide financial education content and tools to our subscription customers and hosting and electricity fees that we pay to a third-party vendor in order to generate mining revenue. Costs of sales and services for the six months ended June 30, 2024 and 2023, totaled $3,445,944 and $4,466,878, respectively.

INVESTVIEW, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 30, 2024

(Unaudited)

Inventory

Inventory is valued at the lower of cost or net realizable value using the first-in, first-out (FIFO) method and is inclusive of any shipping and tax costs. Due to the discontinuance of our miner repair business during the quarter ended June 30, 2023, all inventory was sold. During the six months ended June 30, 2023, we recognized a loss on disposal on assets of $174,836. As of June 30, 2024 and December 31, 2023, the net realizable value of our inventory was $0 and $0, respectively.

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

The following table illustrates the computation of diluted earnings per share for the six months ended June 30, 2024 and 2023.

	June 30, 2024	June 30, 2023
Net income	$2,202,787	1,005,299
Less: preferred dividends	(409,670)	(409,670)
Add: interest expense on convertible debt	450,258	450,258
Net income available to common shareholders (numerator)	$2,243,375	1,045,887

Basic weighted average number of common shares outstanding	1,957,014,007	2,636,275,605
Dilutive impact of convertible notes	471,428,571	471,428,571
Dilutive impact of non-voting membership interest	565,000,000	565,000,000
Diluted weighted average number of common shares outstanding (denominator)	2,993,442,578	3,672,704,176

Diluted income per common share	$0.00	0.00

The following table presents potentially dilutive securities that were not included in the computation of diluted net income per share as their inclusion would be anti-dilutive.

	June 30, 2024	June 30, 2023
Options to purchase common stock	361,015,566	360,416,665
Warrants to purchase common stock	1,178,090	1,178,169

INVESTVIEW, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 30, 2024

(Unaudited)

The following table illustrates the computation of diluted earnings per share for the three months ended June 30, 2024 and 2023, where no potentially dilutive securities were excluded from the computation:

	June 30, 2024	June 30, 2023
Net income (loss)	$532,847	$597,405
Less: preferred dividends	(204,835)	(204,835)
Add: interest expense on convertible debt	225,129	225,129
Net income available to common shareholders (numerator)	$553,141	$617,699

Basic weighted average number of common shares outstanding	1,860,981,786	2,636,275,719
Dilutive impact of convertible notes	471,428,571	471,428,571
Dilutive impact of non-voting membership interest	565,000,000	565,000,000
Diluted weighted average number of common shares outstanding (denominator)	2,897,410,357	3,672,704,290

Diluted income per common share	$0.00	$0.00

The following table presents potentially dilutive securities that were not included in the computation of diluted net income per share as their inclusion would be anti-dilutive.

	June 30, 2024	June 30, 2023
Options to purchase common stock	361,416,665	360,416,665
Warrants to purchase common stock	1,178,090	1,178,090

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

AS OF JUNE 30, 2024

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

During the six months ended June 30, 2024, we recorded net income from operations of $2,325,506 and net income of $2,202,787. As of June 30, 2024, we have unrestricted cash and cash equivalents of $23,659,262 and a working capital balance of $16,836,019. As of June 30, 2024, our cryptocurrency balance was reported at a cost basis of $86,276. Management does not believe there are any liquidity issues as of June 30, 2024.

NOTE 5 – RELATED-PARTY TRANSACTIONS

Related Party Debt

Our related-party payables consisted of the following:

	June 30, 2024	December 31, 2023
Convertible Promissory Note entered into on 4/27/20, net of debt discount of $757,502 as of June 30, 2023 [1]	$542,498	$477,711
Convertible Promissory Note entered into on 5/27/20, net of debt discount of $411,263 as of June 30, 2023 [2]	288,737	253,566
Convertible Promissory Note entered into on 11/9/20, net of debt discount of $800,465 as of June 30, 2023 [3]	499,535	431,072
Working Capital Promissory Note entered into on 3/22/21 [4]	1,203,907	1,203,247
Total related-party debt	2,534,677	2,365,596
Less: Current portion	(1,203,907)	(1,203,247)
Related-party debt, long term	$1,330,770	$1,162,349

[1]	On April 27, 2020, we received proceeds of $1,300,000 from DBR Capital, LLC, an entity controlled by a member of our Board of Directors, and entered into a convertible promissory note. The note is secured by collateral of the Company and its subsidiaries. The note bears interest at 20% per annum, payable monthly, and the principal is due and payable on April 27, 2030. Per the original terms of the agreement, the note was convertible into common stock at a conversion price of $0.01257 per share, which was amended on November 9, 2020 to reduce the conversion price to $0.007 per share. At inception we recorded a beneficial conversion feature and debt discount of $1,300,000. During the six months ended June 30, 2024, we recognized $64,787 of the debt discount into interest expense, as well as expensed an additional $130,008 of interest expense on the note, all of which was repaid during the period.

INVESTVIEW, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 30, 2024

(Unaudited)

[2]	On May 27, 2020, we received proceeds of $700,000 from DBR Capital, LLC, an entity controlled by a member of our Board of Directors, and entered into a convertible promissory note. The note is secured by collateral of the Company and its subsidiaries. The note bears interest at 20% per annum, payable monthly, and the principal is due and payable on April 27, 2030. Per the original terms of the agreement, the note was convertible into common stock at a conversion price of $0.01257 per share, which was amended on November 9, 2020 to reduce the conversion price to $0.007 per share. At inception we recorded a beneficial conversion feature and debt discount of $700,000. During the six months ended June 30, 2024, we recognized $35,171 of the debt discount into interest expense as well as expensed an additional $70,002 of interest expense on the note, all of which was repaid during the period.

[3]	On November 9, 2020, we received proceeds of $1,300,000 from DBR Capital, LLC, an entity controlled by a member of our Board of Directors, and entered into a convertible promissory note. The note is secured by collateral of the Company and its subsidiaries. The note bears interest at 38.5% per annum, made up of a 25% interest rate per annum and a facility fee of 13.5% per annum, payable monthly beginning February 1, 2021, and the principal is due and payable on April 27, 2030. Per the terms of the agreement, the note is convertible into common stock at a conversion price of $0.007 per share. At inception we recorded a beneficial conversion feature and debt discount of $1,300,000. During the six months ended June 30, 2024, we recognized $68,463 of the debt discount into interest expense as well as expensed an additional $250,248 of interest expense on the note, all of which was repaid during the period.

[4]	On March 22, 2021, we entered into Securities Purchase Agreements to purchase 100% of the operating assets of SSA Technologies LLC, an entity that owns and operates a FINRA-registered broker-dealer. SSA is controlled and partially owned by Joseph Cammarata, our former Chief Executive Officer. (See Note 10). Commencing upon execution of the agreements and through the closing of the transactions, we agreed to provide certain transition service arrangements to SSA. In connection with the transactions, we entered into a Working Capital Promissory Note with SSA under which SSA was to have advanced to us up to $1,500,000 before the end of 2021; however, SSA only provided advances of $1,200,000, to date. The note bears interest at the rate of 0.11% per annum. The note was due and payable by January 31, 2022; however, has not yet been repaid as we consider our legal options in light of SSA’s failure to complete its funding obligations. During the six months ended June 30, 2024 and 2023, we recorded interest expense of $660 on the note. The note was to have been secured by the pledge of 12,000,000 shares of our common stock; however, it remains unsecured as the pledge of shares was not implemented at the closing of the loan.

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

Other Related Party Arrangements

On September 29, 2023, we closed on the purchase in a private transaction of shares of our common stock under the terms of a Stock Purchase and Release Agreement dated September 18, 2023 (the “Romano/Raynor Agreement”). Under the Romano/Raynor Agreement, the Company purchased for surrender in a series of private transactions, an aggregate of 302,919,223 shares of the Company’s common stock (the “Romano/Raynor Purchased Shares”) from sellers consisting of Mario Romano, Annette Raynor, and a series of their family members and related entities (collectively, the “Sellers”). The Romano/Raynor Purchased Shares were purchased for aggregate consideration of $2,922,380, representing a price of $0.00964739 per share. One-eighth of the purchase price is to be paid within seven (7) days of the closing, with the balance payable in a series of equal quarterly payments over seven (7) consecutive quarters thereafter. As of June 30, 2024, we owed $1,982,738 under the Romano/Raynor Agreement of which $1,586,191 is included in Accounts payable and accrued liabilities and $396,547 is included in Accrued liabilities, long term on the Consolidated Balance Sheets.

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

AS OF JUNE 30, 2024

(Unaudited)

The consideration paid for the Purchased Shares of $2,922,380 plus the $250,000 expense allowance was allocated to the share purchase for a total of $3,172,380.

On February 7, 2024, we closed on the purchase in a private transaction of shares of our common stock under the terms of a Stock Purchase and Release Agreement dated February 6, 2024 (the “Smith/Miller Agreement”). Under the Smith/Miller Agreement, the Company purchased for surrender and cancellation a total of 472,374,710 shares of the Company’s common stock (the “Smith/Miller Purchased Shares”) from Ryan Smith and Chad Miller and certain of their respective affiliates and family members. The Smith/Miller Purchased Shares were purchased for aggregate purchase price of $3,571,144, representing a price of $0.007559985 per share. One-eighth of the purchase price was paid within seven (7) days of the closing, with the balance payable in a series of equal quarterly payments over seven (7) consecutive quarters thereafter. As of June 30, 2024, we owed $2,678,360 under the Smith/Miller Agreement of which $1,785,573 is included in Accounts payable and accrued liabilities and $892,787 is included in Accrued liabilities, long term on the Consolidated Balance Sheets.

The consideration paid for the Purchased Shares of $3,571,146 was allocated to the share purchase (see NOTE 9).

NOTE 6 – DEBT

Our debt consisted of the following:

	June 30, 2024	December 31, 2023
Loan with the U.S. Small Business Administration dated 4/19/20 [1]	$525,033	$530,306
Long term notes for APEX lease buyback [2]	436,608	685,883
Total debt	961,641	1,216,189
Less: Current portion	465,852	715,127
Debt, long term portion	$495,789	$501,062

[1]	In April 2020, we received proceeds of $500,000 from a loan entered into with the U.S. Small Business Administration. Under the terms of the loan interest is to accrue at a rate of 3.75% per annum and installment payments of $2,437 monthly will begin twelve months from the date of the loan, with all interest and principal due and payable thirty years from the date of the loan. During the six months ended June 30, 2024 and 2023 we recorded $9,349 and $9,298, respectively, worth of interest on the loan. During the six months ended June 30, 2024 and 2023, we made repayments on the loan of $14,622 and $17,059, respectively.

[2]	In November of 2020, we entered into notes with third parties for $19,089,500 in exchange for the cancellation of APEX leases previously entered into, which resulted in our purchase of all rights and obligations under the leases. We agreed to settle a portion of the debt during the year ended March 31, 2021, at a discount to the original note terms offered, by making lump sum payments, issuing 48,000,000 shares of our common stock, issuing 49,418 shares of our preferred stock, and issuing cryptocurrency. The remaining notes are all due December 31, 2024, and have a fixed monthly payment that is equal to 75% of the face value of the note, divided by 48 months. The monthly payments began the last day of January 2021 and continue until December 31, 2024, when the last monthly payment will be made, along with a balloon payment equal to 25% of the face value of the note, to extinguish the debt. During the fourth quarter ended December 31, 2023, we offered all note holders an early payoff option. During the year ended December 31, 2023, we repaid a portion of the debt with cash payments of $1,917,225 and issuances of cryptocurrency then valued at $5,322,058. During the six months ended June 30, 2024, we repaid a portion of the debt with cash payments of $171,737 and issuances of cryptocurrency then valued at $77,538. During the six months ended June 30, 2023, we repaid a portion of the debt with cash payments of $466,507 and issuances of cryptocurrency then valued at $989,898.

INVESTVIEW, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 30, 2024

(Unaudited)

NOTE 7 – DERIVATIVE LIABILITY

During the six months ended June 30, 2024, we had the following activity in our derivative liability account relating to our warrants:

Derivative liability at December 31, 2023	$5,732
Derivative liability recorded on new instruments	-
Derivative liability reduced by warrant exercise	-
(Gain) loss on fair value	(3,400)
Derivative liability at June 30, 2024	$2,332

We use the binomial option pricing model to estimate fair value for those instruments at inception, at warrant exercise, and at each reporting date. During the six months ended June 30, 2024, the assumptions used in our binomial option pricing model were in the following range:

Risk free interest rate	4.71-5.09%
Expected life in years	1.08 - 2.00
Expected volatility	104 - 121%

NOTE 8 – OPERATING LEASE

In July 2021, we entered an operating lease for office space in Wyckoff, New Jersey (the “Wyckoff Lease”), and in September 2021 we assumed an operating lease for office space in Haverford, Pennsylvania (the “Haverford Lease”) in connection with the MPower acquisition. This facility now serves as the headquarters of the company.

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

Operating lease expense was $55,464 for the six months ended June 30, 2024. Operating cash flows used for the operating leases during the six months ended June 30, 2024, was $47,617. As of June 30, 2024, the weighted average remaining lease term was 0.61 years, and the weighted average discount rate was 12%.

Future minimum lease payments under non-cancellable leases as of June 30, 2024, were as follows:

Remainder of 2024	$68,411
2025	7,833
Total	76,244
Less: Interest	(2,335)
Present value of lease liability	73,909
Operating lease liability, current [1]	(73,624)
Operating lease liability, long term	$285

[1]	Represents lease payments to be made in the next 12 months.

INVESTVIEW, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 30, 2024

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

On or about August 17, 2021, we completed a public offering of 252,192 units at $25 per unit, with each unit consisting of (i) one share of our newly authorized Series B Preferred Stock and (ii) five warrants each exercisable to purchase one share of common stock at an exercise price of $0.10 per warrant share. Each Warrant offered is immediately exercisable on the date of issuance, will expire 5 years from the date of issuance, and its value has been classified as a fair value liability due to the terms of the instrument (see NOTE 7).

As of June 30, 2024 and December 31, 2023, we had 252,192 shares of preferred stock issued and outstanding.

Preferred Stock Dividends

During the six months ended June 30, 2024, we recorded $409,670 for the cumulative cash dividends due to the shareholders of our Series B Preferred Stock. We made payments of $336,027 in cash and issued $82,514 worth of cryptocurrency to reduce the amounts owed. As a result, we recorded $247,521 as a dividend liability on our balance sheet as of June 30, 2024.

During the six months ended June 30, 2023, we recorded $409,670 for the cumulative cash dividends due to the shareholders of our Series B Preferred Stock. We made payments of $321,585 in cash and issued $88,056 worth of cryptocurrency to reduce the amounts owed.

Common Stock Transactions

During the six months ended June 30, 2024, we repurchased 472,374,710 shares from two of the original founders of the Company and a series of their family members and related entities in exchange for cash of $446,391 and payables of $3,124,755 (see NOTE 5). We also recognized $17,018 in stock-based compensation based on grant date fair values and vesting terms of awards granted in prior periods.

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

As of June 30, 2024 and December 31, 2023, we had 1,860,981,786 and 2,333,356,496 shares of common stock issued and outstanding, respectively.

INVESTVIEW, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 30, 2024

(Unaudited)

Options

The 2022 Incentive Plan authorizes a variety of incentive awards consisting of stock options, restricted stock, restricted stock units, and reserves for issuance up to 600,000,000 shares of the Company’s common stock.

During the six months ended June 30, 2024, we issued 1,000,000 stock options as part of the acquisition of Opencash Finance, Inc. The options vest in equal amounts over a five-year period, at an exercise price of $0.05 per share, with a seven-year life. We utilized the Black Scholes Model to value these options and the expense related to these options is being recognized over the vesting term.

Transactions involving our options are summarized as follows:

			Weighted
			Average
		Weighted	Grant-Date
	Number of	Average	Per Share
	Options	Exercise Price	Fair Value
Options outstanding at December 31, 2023	360,416,665	$0.05	$0.03
Granted	1,000,000	$0.05	$0.02
Canceled/Expired	-	$-	$-
Exercised	-	$-	$-
Options outstanding at June 30, 2024	361,416,665	$0.05	$0.03

Details of our options outstanding as of June 30, 2023, is as follows:

Options Exercisable	Weighted Average Exercise Price of Options Exercisable	Weighted Average Contractual Life of Options Exercisable (Years)	Weighted Average Contractual Life of Options Outstanding (Years)
193,291,665	0.05	4.99	4.99

Total stock compensation expense related to the options for the six months ended June, 2024 and 2023, was $854,657 and $1,389,976, respectively. As of June 30, 2024 there was approximately $4.4 million of unrecognized compensation cost related to the Options, which is expected to be recognized over a remaining weighted-average vesting period of approximately 2.6 years.

Warrants

Transactions involving our warrants are summarized as follows:

Weighted
	Number of	Average
	Shares	Exercise Price
Warrants outstanding at December 31, 2023	1,178,090	$0.10
Granted	-	$-
Canceled/Expired	-	$-
Exercised	-	$-
Warrants outstanding at June 30, 2024	1,178,090	$0.10

Details of our warrants outstanding as of June 30, 2024, is as follows:

Warrants Exercisable	Weighted Average Contractual Life of Warrants Outstanding and Exercisable (Years)
1,178,090	1.65

INVESTVIEW, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 30, 2024

(Unaudited)

Class B Units of Investview Financial Group Holdings, LLC

As of June 30, 2024, and December 31, 2023, there were 565,000,000 Units of Class B Investview Financial Group Holdings, LLC issued and outstanding. These units were issued as consideration for the purchase of operating assets and intellectual property rights of MPower, a company controlled and partially owned by David B. Rothrock and James R. Bell, two of our board members. The Class B Redeemable Units have no voting rights but can be exchanged at any time, within 5 years from the date of issuance, for 565,000,000 shares of our common stock on a one-for-one basis and are subject to significant restrictions upon resale through 2025 under the terms of a lock up agreement entered into as part of the purchase agreement. In order to properly account for the purchase transaction on the Company’s financial statements, we were required by applicable financial reporting standards to value the Class B Units issued to MPower in the transaction as of the closing date of the MPower sale transaction (September 3, 2021). For these accounting purposes, we concluded that the “fair value” of the consideration for financial accounting purposes, at the if-converted market value of the underlying common shares was $58.9 million, based on the closing market price of $0.1532 on the closing date of September 3, 2021, as discounted from $86.6 million by 32% (or $27.7 million) to reflect the significant lock up period. The “fair value” valuation of the Class B Units, however, was completed relying on a certain set of methodologies that are accepted for accounting purposes, and is not necessarily indicative of the “fair market value” that may be implied relative to such Units in a commercial transaction not governed by financial reporting standards. In particular, the methodology used to value the Class B Units at their “fair value” did not take into account any blockage discounts that may otherwise apply after the expiration of the lock-up period in 2025; while other valuation methodologies, not bound by financial reporting codifications, would possibly determine that the blockage discount associated with the resale of 565 million shares after the expiration of the lock-up period, into a marketplace that has limited market liquidity, could possibly have a material downward influence on the valuation.

NOTE 10 – COMMITMENTS AND CONTINGENCIES

Litigation

In the ordinary course of business, we may be, or have been, involved in legal proceedings. During November 2021, we received a subpoena from the United States Securities and Exchange Commission (“SEC”) for the production of documents. In the subpoena, the SEC advised that the investigation does not mean that the SEC has concluded that we or anyone else has violated federal securities laws and or any other law. Following our own internal review, we believe that we have complied at all times with the federal securities laws. Through the end of our second quarter in 2024, with the exception of a follow-up request to provide supplemental documentation during May 2024, we have received no follow-up communications from the SEC following our original production of documents in 2022. The Company continues to provide its full cooperation to the Commission. We have cooperated fully with the SEC’s investigation and will continue to work with outside counsel to respond to any further inquiries of the SEC, if, and to the extent they arise.

Through August 2023, we generated revenue from the sale of cryptocurrency packages to our customers through an arrangement with a third-party supplier, certain of which, until January 2022, included a product protection option provided by a third-party provider. According to marketing and legal documents provided by such third-party provider, the product protection would allow the purchaser to protect its initial purchase price by obtaining 50% of its purchase price at five years or 100% of its purchase price at ten years. In January 2022, we suspended any further offering of the product protection option in the cryptocurrency packages after the third-party provider was unable to comply with our standard vendor compliance protocols, citing certain offshore confidentiality entitlements. That suspension will remain in place until we are able to further validate the continued integrity of the product protection and the vendor’s ability to honor its commitments to our members. We cannot ensure that such third-party provider will comply with its contractual requirements, which could cause our members to not achieve the level of return on their investments expected. While we do not believe that we should have any legal responsibility to the customers who participated in the TPP Program offered and administered by TPP, there is a risk that any failure of TPP to perform its obligations to our customers, could expose us to claims of our customers that could have an adverse effect on our business, financial condition, and operating results.

The Company’s financial statements as of June 30, 2024, reflect a receivables balance of $2.32 million. Of that balance, $2.31 million represents receivables that arise out of credit card transactions generated by the Company’s iGenius subsidiary. The credit card transactions that arise out of the ordinary course operations of the Company’s iGenius subsidiary, are processed by the Company’s credit card processors, in conjunction with their clearing banks. Over time, the balance of credit card collections being held by one of our credit card processors and its clearing bank, which are legally supposed to be held for the benefit of the Company, subject to coverage for chargebacks and other normal course collection issues, has increased to approximately $1.87 million. As they had been unresponsive to our repeated demands for payment, claiming that they were in the process of concluding their internal accounting of the amounts due and status of our accounts, in March 2024, the Company instituted a lawsuit against this credit card processor and its clearing bank seeking, among other things, an accounting for and repayment of the withheld funds. In August 2024, the credit card processor advised us that it had concluded its internal accounting process and had agreed that approximately $1.87 million was due to us. Having agreed upon the amount due to us, the credit card processor has also recently proposed repayment of the amount due to us on an instalment basis, the terms of which we are considering. Should the Company be unable to collect some or all of the funds owed, it will be caused to incur a corollary bad debt expense of up to the uncollected amount which is currently approximately $1.87 million. Furthermore, the Company may be caused under generally accepted accounting principles, to incur a bad debt expense if it is determined that the amounts owed to the Company are unlikely to be collected, although the Company has not yet reached that conclusion. A charge of up to $1.87 million, which represents less than 10% of the Company’s current assets, would not have a material adverse effect upon the Company’s long-term liquidity, however, could have a material adverse effect upon the Company’s net earnings in the period incurred.

INVESTVIEW, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 30, 2024

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

On March 22, 2021, we entered into Securities Purchase Agreements to purchase 100% of the operating assets of SSA Technologies LLC, an entity that owns and operates a FINRA-registered broker-dealer. SSA is controlled and partially owned by Joseph Cammarata, our former Chief Executive Officer. Commencing upon execution of the agreements and through the closing of the transactions, we agreed to provide certain transition service arrangements to SSA. In connection with the transactions, we entered into a Working Capital Promissory Note with SSA under which SSA was to have advanced to us up to $1,500,000 before the end of 2021; however, SSA has only provided advances of $1,200,000 to date. The note bears interest at the rate of 0.11% per annum therefore we recognized $660 worth of interest expense on the loan during the six months ended June 30, 2024. The note was due and payable by January 31, 2022; however, has not yet been repaid as we consider our legal options in light of SSA’s failure to complete its funding obligations. The note was to have been secured by the pledge of 12,000,000 shares of our common stock; however, it remains unsecured as the pledge of shares was not implemented at the closing of the loan. As a result of his recent incarceration, the Company has been unable to further adjudicate these issues with Mr. Cammarata.

NOTE 11 – INCOME TAXES

For the periods ended June 30, 2024, and June 30, 2023, the Company used a discrete effective tax rate method for recording income taxes, as compared to an estimated full year annual effective tax rate method, as an estimate of the annual effective tax rate cannot be made.

Provision for income taxes for the three and six months ended June 30, 2024, was $269,067 and $769,142, respectively, resulting in an effective tax rate of 33.6% and 25.9%, respectively. Provision for income taxes for the three and six months ended June 30, 2023 was $701,275 and $796,337, respectively, resulting in an effective tax rate of 54.0% and 42.2%, respectively. The provision for income taxes was primarily impacted by pretax book income, permanent differences, and by the change in valuation allowance on deferred tax assets.

NOTE 12 – SUBSEQUENT EVENTS

In accordance with ASC Topic 855, Subsequent Events, we have evaluated subsequent events through the date of this filing and have determined that the following events require disclosure.

On August 7, 2024, we entered an amendment to extend the Haverford Lease through December 31, 2025.

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

Results of Operations

Three Months Ended June 30, 2024 Compared to Three Months Ended June 30, 2023

Revenues

	Three Months Ended June 30,		Increase
	2024	2023	(Decrease)
	(unaudited)	(unaudited)
Subscription revenue, net of refunds, incentives, credits, and chargebacks	$12,027,904	$14,349,082	$(2,321,178)
Mining revenue	1,078,777	2,822,278	(1,743,501)
Cryptocurrency revenue	-	86,519	(86,519)
Total revenue, net	$13,106,681	$17,257,879	$(4,151,198)

Revenue, net, decreased $4,151,198 or 24%, from $17,257,879 for the three months ended June 30, 2023, to $13,106,681 for the three months ended June 30, 2024. The decrease can be explained by a $2.3 million decrease in our subscription revenue, $1.7 million decrease in our mining revenue, and $87 thousand decrease in our cryptocurrency revenue. The $2.3 million (16%) decrease in subscription revenue was driven by the continued adverse impact of global inflation which caused a general slowdown in the direct sales and home based business industry; the $1.7 million (62%) decrease in mining revenue was a result of a number of factors, including, the “Bitcoin Halving” which occurred on April 19th, 2024, and increase in Bitcoin Network Difficulty and a mandated power curtailment enforced by the government-controlled utility company in Iceland, partially offset by an increase in the price of Bitcoin,; and the $87 thousand (100%) decrease in cryptocurrency revenue was due to the discontinuation of our distribution of NDAU during the year ended December 31, 2023.

Operating Costs and Expenses

	Three Months Ended June 30,		Increase
	2024	2023	(Decrease)
	(unaudited)	(unaudited)
Cost of sales and service	$1,303,610	$2,588,950	$(1,285,340)
Commissions	6,442,844	8,204,112	(1,761,268)
Selling and marketing	520,013	276,620	243,393
Salary and related	1,758,844	1,777,796	(18,952)
Professional fees	378,467	423,657	(45,190)
Loss (gain) on disposal of assets	180,223	163,951	16,272
General and administrative	2,067,598	2,613,824	(546,226)
Total operating costs and expenses	$12,651,599	$16,048,910	$(3,397,311)

Operating costs decreased $3,397,311, or 21%, from $16,048,910 for the three months ended June 30, 2023, to $12,651,599 for the three months ended June 30, 2024. The decrease can be explained by a decrease in commissions of $1.8 million, which was a result of decreases in our subscription revenue, a decrease in cost of sales and services of $1.3 million, which was a result of a power curtailment mandated by the government-controlled utility companies in Iceland, and a decrease in general and administrative expenses, which was a result of decreases in credit card processing fees due to the decreases in our subscription revenue and decreases in costs related to our mining operations. These decreases were offset by an increase in selling and marketing expenses of $243 thousand due to an increase in costs associated with promotional events iGenius held during the three months ended June 30, 2024 and 2023.

Other Income and Expenses

	Three Months Ended June 30,
	2024	2023	Change
	(unaudited)	(unaudited)
Gain (loss) on fair value of derivative liability	$3,326	$(5,099)	$8,425
Realized gain (loss) on cryptocurrency	6,327	(13,727)	20,054
Interest expense	(4,675)	(4,675)	-
Interest expense, related parties	(309,670)	(309,670)	-
Other income (expense)	651,524	422,882	228,642
Total other income (expense)	$346,832	$89,711	$257,121

We recognized other income of $346,832 for the three months ended June 30, 2024. This reflected an increase of $257,121, or 287%, from other income of $89,711 recognized for the three months ended June 30, 2023. The change is due to a realized gain recorded on cryptocurrency in the current period of $6 thousand compared to a realized loss of $14 thousand in the equivalent prior year period and an increase in Other income (expense) in the current period of $229 thousand, as we recognized more interest income in the current period due to our cash balances being held in higher interest-bearing accounts, as compared to the equivalent prior year period, and as a result of an increase in ticket sales from certain promotional events iGenius held during the three months ended June 30, 2024 and 2023.

Six Months Ended June 30, 2024 Compared to Six Months Ended June 30, 2023

Revenues

	Six Months Ended June 30,		Increase
	2024	2023	(Decrease)
	(unaudited)	(unaudited)
Subscription revenue, net of refunds, incentives, credits, and chargebacks	$25,057,222	$25,541,193	$(483,971)
Mining revenue	3,721,376	4,893,097	(1,171,721)
Cryptocurrency revenue	-	366,819	(366,819)
Miner equipment repair revenue	-	23,378	(23,378)
Total revenue, net	$28,778,598	$30,824,487	$(2,045,889)

Revenue, net, decreased $2,045,889, or 7%, from $30,824,487 for the six months ended June 30, 2023, to $28,778,598 for the six months ended June 30, 2024. The decrease can be explained by $484 thousand, $1.2 million, and $366 thousand decreases in our subscription revenue, mining revenue, and cryptocurrency revenue, respectively. The $484 thousand (2%) decrease in subscription revenue was driven by the continued adverse impact of global inflation which caused a general slowdown in the direct sales and home based business industry; the $1.2 million (24%) decrease in mining revenue was a result of “Bitcoin Halving” which occurred on April 19th, 2024, an increase in Bitcoin Network Difficulty and a mandated power curtailment enforced by the government-controlled utility companies in Iceland, partially offset by an increase in the price of Bitcoin,; and the $367 thousand decrease in cryptocurrency revenue was due to the discontinuation of our distribution of NDAU during the year ended December 31, 2023.

Operating Costs and Expenses

	Six Months Ended June 30,		Increase
	2024	2023	(Decrease)
	(unaudited)	(unaudited)
Cost of sales and service	$3,445,944	$4,466,878	$(1,020,934)
Commissions	13,718,054	14,733,205	(1,015,151)
Selling and marketing	531,808	529,054	2,754
Salary and related	3,387,814	3,701,993	(314,179)
Professional fees	784,996	917,541	(132,545)
Loss (gain) on disposal of assets	180,223	184,221	(3,998)
General and administrative	4,404,253	4,690,254	(286,001)
Total operating costs and expenses	$26,453,092	$29,223,146	$(2,770,054)

Operating costs decreased $2,770,054, or 9%, from $29,223,146 for the six months ended June 30, 2023, to $26,453,092 for the six months ended June 30, 2024. The decrease can be explained by a decrease in commissions of $1.0 million, which was a result of decreases in our subscription revenue, a decrease in cost of sales and services of $1.0 million, which was a result of a power curtailment mandated by the government-controlled utility companies in Iceland, a decrease in salary and related of $314 thousand, which was a result of a decrease in stock based compensation, a decrease in professional fees, which was a result of a decrease in amounts paid to consultants, and a decrease in general and administrative expenses, which was a result of decreases in credit card processing fees due to the decreases in our subscription revenue and decreases in costs related to our mining operations.

Other Income and Expenses

	Six Months Ended June 30,
	2024	2023	Change
	(unaudited)	(unaudited)
Gain (loss) on fair value of derivative liability	$3,400	$3,657	$(257)
Realized gain (loss) on cryptocurrency	282,554	228,845	53,709
Interest expense	(9,350)	(9,298)	(52)
Interest expense, related parties	(619,340)	(618,414)	(926)
Other income (expense)	989,159	595,505	393,654
Total other income (expense)	$646,423	$200,295	$446,128

We recognized other income of $646,423 for the six months ended June 30, 2024. This reflects an increase of $446,128, or 223%, from other income of $200,295 recognized for the six months ended June 30, 2023. The change is due to a realized gain on cryptocurrency in the current period of $283 thousand compared to a realized gain of $229 thousand in the equivalent prior year period and an increase in Other income (expense) in the current period of $446 thousand, as we recognized more interest income in the current period due to our cash balances being held in higher interest-bearing accounts, as compared to the equivalent prior year period, and as a result of an increase in ticket sales from certain promotional events iGenius held during the six months ended June 30, 2024 and 2023.

Liquidity and Capital Resources

During the six months ended June 30, 2024, we met our short- and long-term working capital and capital expenditure requirements, including funding for operations, capital expenditures, growth initiatives, and for debt service on our outstanding indebtedness and dividends on our Series B Preferred Stock, through net cash flows provided by operating activities. We believe we will have sufficient resources, including cash flow from operations and access to capital markets, to meet debt service obligations in a timely manner and be able to meet our objectives.

During the six months ended June 30, 2024, we recorded net income from operations of $2,325,506 and net income of $2,202,787. As of June 30, 2024, we have unrestricted cash of $23,659,262. Also, as of June 30, 2024, our current assets exceeded our current liabilities to result in working capital of $16,836,019 and our cryptocurrency balance was reported at a cost basis of $86,276. Management does not believe there are any liquidity issues as of June 30, 2024.

Critical Accounting Policies

Basis of Accounting

Our policy is to prepare our financial statements on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations (Regulation S-X) of the Securities and Exchange Commission (the “SEC”) and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the six months ended June 30, 2024, are not necessarily indicative of the operating results that may be expected for our year ending December 31, 2024, as will be included in the filing of our Annual Report on Form 10-K for the year ending December 31, 2024. These unaudited condensed consolidated financial statements should be read in conjunction with the December 31, 2023, consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2023.

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

Long-Lived Assets – Cryptocurrencies

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

We hold cryptocurrency-denominated assets and include them in our consolidated balance sheet as Other current assets. The value of our cryptocurrencies as of June 30, 2024 and December 31, 2023 were $86,276 and $585,632, respectively. Cryptocurrencies purchased or received for payment from customers are recorded in accordance with ASC 350-30 and cryptocurrencies awarded to the Company through its mining activities ($3,721,376 and $4,893,097 for the six months ended June 30, 2024 and 2023, respectively) are accounted for in connection with the Company’s revenue recognition policy. The use of cryptocurrencies is accounted for in accordance with the first in first out method of accounting. For the six months ended June 30, 2024 and 2023, we recorded realized gains (losses) on our cryptocurrency transactions of $282,554 and $228,845, respectively.

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

We evaluate the recoverability of long-lived assets based upon future net cash flows expected to result from the asset, including eventual disposition. Should impairment in value be indicated, the carrying value of intangible assets will be adjusted and an impairment loss is recorded equal to the difference between the asset’s carrying value and fair value or disposable value. During the six months ended June 30, 2024 and June 30, 2023, no impairment was recorded.

Subscription Revenue

Most of our revenue is generated by membership and subscription sales and payment is received at the time of purchase. We recognize subscription revenue in accordance with ASC 606-10 where revenue is measured based on a consideration specified in a contract with a customer and recognized when we satisfy the performance obligation specified in each contract. Our performance obligation is to provide services over a fixed subscription period; therefore, we recognize revenue ratably over the subscription period and deferred revenue is recorded for the portion of the subscription period subsequent to each reporting date. Additionally, we offer a designated trial period to first-time subscription customers, during which a full refund can be requested if a customer does not wish to continue with the subscription. Revenues are deferred during the trial period as collection is not probable until that time has passed. Revenues are presented net of refunds, sales incentives, credits, and known and estimated credit card chargebacks. As of June 30, 2024 and December 31, 2023, our deferred revenues were $2,018,834 and $2,703,398, respectively.

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

Providing computing power to solve complex cryptographic algorithms in support of the Bitcoin blockchain (in a process known as “solving a block”) is an output of the Company’s ordinary activities. The provision of providing such computing power is the only performance obligation in the Company’s contract with the mining pool operator. The transaction consideration the Company receives is net of a contractually agreed upon “pool fee percentage” charged and kept by the mining pool operator and is noncash, in the form of Bitcoin, which the Company measures at fair value on the date Bitcoin is received. This value is not materially different than the fair value at the moment we meet the performance obligation, which can be recalculated based on the contractual formula. The consideration is variable. The amount of consideration recognized is constrained to the amount of consideration received, which is when it is probable a significant reversal will not occur. There is no significant financing component or risk of a significant revenue reversal in these transactions due to the performance obligations and settlement of the transactions being on a daily basis.

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

During 2023, we recognized cryptocurrency revenue in accordance with ASC 606-10 where revenue is measured based on a consideration specified in a contract with a customer and recognized when we satisfy the performance obligation specified in each contract. Our performance obligation was to arrange for the third-parties to provide coin and protection (if applicable) to our customers and payment was received from our customers at the time of order placement. All customers were given two weeks to request a refund, therefore we would record a customer advance on our balance sheet upon receipt of payment. After the two weeks have passed from order placement, we request our third-party supplier to deliver coin and protection (if applicable), at which time we recognize revenue and the amounts due to our supplier on our books. During the quarter ended June 30, 2024, we generated no revenue from the sale of cryptocurrency packages.

Mining Equipment Repair Revenue

Through our wholly owned subsidiary, SAFETek, LLC, prior to June 30, 2023, we repaired broken mining equipment for sale to third-party customers. Our mining equipment repair business was discontinued during the quarter ended June 30, 2023.

Prior to June 30, 2023, we recognized miner repair revenue in accordance with ASC 606-10 where revenue was measured based on a consideration specified in a contract with a customer and recognized when we satisfy the performance obligation specified in each contract. Our performance obligation is to deliver the promised goods to our customers.

Revenue generated for the six months ended June 30, 2024, was as follows:

	Subscription Revenue	Mining Revenue	Total
Gross billings/receipts	$26,557,528	$3,721,376	$30,278,904
Refunds, incentives, credits, and chargebacks	(1,500,306)	-	(1,500,306)
Net revenue	$25,057,222	$3,721,376	$28,778,598

For the six months ended June 30, 2024, foreign and domestic revenues were approximately $22.9 million and $5.9 million, respectively.

Revenue generated for the six months ended June 30, 2023, was as follows:

	Subscription Revenue	Cryptocurrency Revenue	Mining Revenue	Miner Repair Revenue	Total
Gross billings/receipts	$27,784,934	$732,319	$4,893,097	$23,378	$33,433,728
Refunds, incentives, credits, and chargebacks	(2,243,741)	-	-	-	(2,243,741)
Amounts paid to providers	-	(365,500)	-	-	(365,500)
Net revenue	$25,541,193	$366,819	$4,893,097	$23,378	$30,824,487

For the six months ended June 30, 2023, foreign and domestic revenues were approximately $21.9 million and $8.9 million, respectively.

Revenue generated for the three months ended June 30, 2024, was as follows:

	Subscription Revenue	Mining Revenue	Total
Gross billings/receipts	$12,706,234	$1,078,777	$13,785,011
Refunds, incentives, credits, and chargebacks	(678,330)	-	(6,78,330)
Net revenue	$12,027,904	$1,078,777	$13,106,681

For the three months ended June 30, 2024, foreign and domestic revenues were approximately $11.1 million and $2.0 million, respectively.

Revenue generated for the three months ended June 30, 2023, was as follows:

	Subscription Revenue	Cryptocurrency Revenue	Mining Revenue	Total
Gross billings/receipts	$15,632,412	$173,019	$2,822,278	$18,627,709
Refunds, incentives, credits, and chargebacks	(1,283,330)	-	-	(1,283,330)
Amounts paid to providers	-	(86,500)	-	(86,500)
Net revenue	$14,349,082	$86,519	$2,822,278	$17,257,879

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

Changes in Internal Controls

There were no changes in our internal controls over financial reporting during the fiscal quarter ended June 30, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

There have been no material changes to this information since reported on in the Annual Report on Form 10-K for the year ended December 31, 2023.

ITEM 1.A – RISK FACTORS

Except as set forth below, there have been no material changes in the risk factors disclosed by us under Part I, Item 1A. Risk Factors contained in the Annual Report on Form 10-K for the year ended December 31, 2023.

We have recently instituted collection efforts through litigation against one of our credit card processors and its clearing bank as efforts to account for and collect approximately $1.87 million of our credit card receivables that were supposed to have been held by them in reserve, have not proven successful.

The Company’s financial statements as of June 30, 2024, reflect a receivables balance of $2.32 million. Of that balance, $2.31 million represents receivables that arise out of credit card transactions generated by the Company’s iGenius subsidiary. The credit card transactions that arise out of the ordinary course operations of the Company’s iGenius subsidiary, are processed by the Company’s credit card processors, in conjunction with their clearing banks. Over time, the balance of credit card collections being held by one of our credit card processors and its clearing bank, which are legally supposed to be held for the benefit of the Company, subject to coverage for chargebacks and other normal course collection issues, has increased to approximately $1.87 million. As they had been unresponsive to our repeated demands for payment, claiming that they were in the process of concluding their internal accounting of the amounts due and status of our accounts, in March 2024, the Company instituted a lawsuit against this credit card processor and its clearing bank seeking, among other things, an accounting for and repayment of the withheld funds. In August 2024, the credit card processor advised us that it had concluded its internal accounting process and had agreed that approximately $1.87 million was due to us. Having agreed upon the amount due to us, the credit card processor has also recently proposed repayment of the amount due to us on an instalment basis, the terms of which we are considering. Should the Company be unable to collect some or all of the funds owed, it will be caused to incur a corollary bad debt expense of up to the uncollected amount which is currently approximately $1.87 million. Furthermore, the Company may be caused under generally accepted accounting principles, to incur a bad debt expense if it is determined that the amounts owed to the Company are unlikely to be collected, although the Company has not yet reached that conclusion. A charge of up to $1.87 million, which represents less than 10% of the Company’s current assets, would not have a material adverse effect upon the Company’s long-term liquidity, however, could have a material adverse effect upon the Company’s net earnings in the period incurred.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 – MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5 – OTHER INFORMATION

During the first six months of the fiscal year ended December 31, 2024, no director of “officer” as defined in Rule 16a-1(f) under the Exchange Act adopted or terminated any Rule 10b5-1 trading plan or arrangements or any non-Rule 10b5-1 trading plan or arrangements, in both cases as defined in Item 408(a) of Regulation S-K.

ITEM 6 – EXHIBITS

The following exhibits are filed as a part of this report:

Exhibit Number*	Title of Document	Location

Item 21	Subsidiaries of the Registrant

21.01	Schedule of Subsidiaries	This filing.

Item 31	Rule 13a-14(a)/15d-14(a) Certifications

31.01	Certification of Principal Executive Officer Pursuant to Rule 13a-14	This filing.

31.02	Certification of Principal Financial Officer Pursuant to Rule 13a-14	This filing.

Item 32	Section 1350 Certifications

32.01	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	This filing.

32.02	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	This filing.

Item 101***	Interactive Data File

101.INS	Inline XBRL Instance Document	This filing.

101.SCH	Inline XBRL Taxonomy Extension Schema	This filing.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase	This filing.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase	This filing.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase	This filing.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase	This filing.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)	This filing.

*	All exhibits are numbered with the number preceding the decimal indicating the applicable SEC reference number in Item 601 and the number following the decimal indicating the sequence of the particular document. Omitted numbers in the sequence refer to documents previously filed as an exhibit.

***	Users of this data are advised that, pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or Annual Report for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Exchange Act of 1934 and otherwise are not subject to liability.

SIGNATURE PAGE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

INVESTVIEW, INC.

Dated: August 13, 2024	By:	/s/ Victor M. Oviedo
Victor M. Oviedo
Chief Executive Officer
(Principal Executive Officer)

Dated: August 13, 2024	By:	/s/ Ralph R. Valvano
Ralph R. Valvano
Chief Financial Officer
(Principal Financial Officer and Accounting Officer)

