Form 10-Q
period 2024-09-30
Investview, Inc.
filed 2024-11-13
CIK 862651

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED

September 30, 2024

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

As of November 12, 2024, there were 1,859,231,786 shares of common stock, $0.001 par value, outstanding.

INVESTVIEW, INC.

Form 10-Q for the Nine Months Ended September 30, 2024

Table of Contents

PART I – FINANCIAL INFORMATION	3
ITEM 1 – FINANCIAL STATEMENTS	3
Condensed Consolidated Balance Sheets as of September 30, 2024 (Unaudited) and December 31, 2023	3
Condensed Consolidated Statements of Operations and Other Comprehensive Income (Loss) for the Three and Nine Months Ended September 30, 2024 and 2023 (Unaudited)	4
Condensed Consolidated Statements of Stockholders’ Equity (Deficit) for the Three and Nine Months Ended September 30, 2024 and 2023 (Unaudited)	5
Condensed Consolidated Statements of Cash Flows for the nine Months Ended September 30, 2024 and 2023 (Unaudited)	6
Notes to Condensed Consolidated Financial Statements as of September 30, 2024 (Unaudited)	7
ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	25
ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	31
ITEM 4 – CONTROLS AND PROCEDURES	31
PART II – OTHER INFORMATION	31
ITEM 1 – LEGAL PROCEEDINGS	31
ITEM 1.A – RISK FACTORS	32
ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	32
ITEM 3 – DEFAULTS UPON SENIOR SECURITIES	32
ITEM 4 – MINE SAFETY DISCLOSURES	32
ITEM 5 – OTHER INFORMATION	32
ITEM 6 – EXHIBITS	33
SIGNATURE PAGE	34

PART I – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

INVESTVIEW, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2024	2023
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$24,452,902	$20,912,276
Restricted cash, current	-	230,354
Prepaid assets	319,723	492,607
Receivables	2,480,704	2,232,725
Deposits, current	2,533,538	-
Income tax paid in advance	543,292	-
Other current assets	461,674	585,632
Total current assets	30,791,833	24,453,594

Fixed assets, net	2,047,943	6,536,823

Other assets:
Operating lease right-of-use asset	34,633	110,427
Deposits	41,954	2,588,127
Total other assets	76,587	2,698,554

Total assets	$32,916,363	$33,688,971

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued liabilities	$8,755,185	$5,854,093
Payroll liabilities	127,696	187,419
Income tax payable	301,161	1,004,535
Deferred revenue	2,365,008	2,703,398
Derivative liability	298	5,732
Dividend liability	250,905	256,392
Operating lease liability, current	41,275	109,628
Related party debt, net of discounts, current	1,204,237	1,203,247
Debt, net of discounts, current	324,600	715,127
Total current liabilities	13,370,365	12,039,571

Operating lease liability, long term	-	6,048
Accrued liabilities, long term	446,394	1,189,643
Related party debt, net of discounts, long term	1,415,906	1,162,349
Debt, net of discounts, long term	493,204	501,062
Total long-term liabilities	2,355,504	2,859,102

Total liabilities	15,725,869	14,898,673

Commitments and contingencies	-	-

Stockholders’ equity (deficit):
Preferred stock, par value: $0.001; 50,000,000 shares authorized, 252,192 and 252,192 issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	252	252
Common stock, par value $0.001; 10,000,000,000 shares authorized; 1,859,231,786 and 2,333,356,496 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	1,859,232	2,333,356
Additional paid in capital	102,153,493	104,056,807
Accumulated other comprehensive income (loss)	(23,218)	(23,218)
Accumulated deficit	(86,799,265)	(87,576,899)
Total stockholders’ equity (deficit)	17,190,494	18,790,298

Total liabilities and stockholders’ equity (deficit)	$32,916,363	$33,688,971

The accompanying notes are an integral part of these condensed consolidated financial statements.

INVESTVIEW, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND OTHER COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

Revenue:
Subscription revenue, net of refunds, incentives, credits, and chargebacks	$11,175,466	$16,117,992	$36,232,688	$41,659,185
Mining revenue	567,415	2,905,182	4,288,791	7,798,279
Cryptocurrency revenue	-	146,466	-	513,285
Mining equipment repair revenue	-	-	-	23,378
Total revenue, net	11,742,881	19,169,640	40,521,479	49,994,127

Operating costs and expenses:
Cost of sales and service	1,257,569	3,147,890	4,703,513	7,614,768
Commissions	6,270,310	9,272,024	19,988,364	24,005,229
Selling and marketing	16,751	7,410	548,559	536,464
Salary and related	1,471,649	1,714,299	4,859,463	5,416,292
Professional fees	416,410	285,133	1,201,406	1,202,674
Impairment expense	977,418	-	977,418	-
Loss (gain) on disposal of assets	-	-	180,223	184,221
General and administrative	2,031,269	2,500,129	6,435,522	7,190,383
Total operating costs and expenses	12,441,376	16,926,885	38,894,468	46,150,031

Net income (loss) from operations	(698,495)	2,242,755	1,627,011	3,844,096

Other income (expense):
Gain (loss) on fair value of derivative liability	2,034	11,939	5,434	15,596
Realized gain (loss) on cryptocurrency	1,558	(58,401)	284,112	170,444
Interest expense	(4,726)	(4,726)	(14,076)	(14,024)
Interest expense, related parties	(310,594)	(310,594)	(929,934)	(929,008)
Other income (expense)	294,862	431,603	1,284,021	1,027,108
Total other income (expense)	(16,866)	69,821	629,557	270,116

Income (loss) before income taxes	(715,361)	2,312,576	2,256,568	4,114,212
Income tax expense	(95,287)	(304,262)	(864,429)	(1,100,599)

Net income (loss)	(810,648)	2,008,314	1,392,139	3,013,613

Dividends on Preferred Stock	(204,835)	(204,835)	(614,505)	(614,505)

Net income (loss) applicable to common shareholders	$(1,015,483)	$1,803,479	$777,634	$2,399,108

Basic income (loss) per common share	$(0.00)	$0.00	$0.00	$0.00
Diluted income (loss) per common share	$(0.00)	$0.00	$0.00	$0.00

Basic weighted average number of common shares outstanding	1,860,677,438	2,632,983,119	1,924,667,422	2,635,166,049
Diluted weighted average number of common shares outstanding	1,860,677,438	3,669,411,690	2,961,095,993	3,671,594,620

The accompanying notes are an integral part of these condensed consolidated financial statements.

INVESTVIEW, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023

(Unaudited)

						Accumulated
					Additional	Other
	Preferred stock		Common stock		Paid in	Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Total

Balance, December 31, 2022	252,192	$252	2,636,275,489	$2,636,275	$104,350,746	$(23,218)	$(89,589,479)	$17,374,576
Common stock issued for services and other stock-based compensation	-	-	-	-	768,613	-	-	768,613
Warrant Exercise	-	-	230	-	23	-	-	23
Derivative liability extinguished with warrant exercise	-	-	-	-	3	-	-	3
Dividends	-	-	-	-	-	-	(204,835)	(204,835)
Net income (loss)	-	-	-	-	-	-	407,894	407,894
Balance, March 31, 2023	252,192	$252	2,636,275,719	$2,636,275	$105,119,385	$(23,218)	$(89,386,420)	$18,346,274
Common stock issued for services and other stock-based compensation	-	-	-	-	628,615	-	-	628,615
Dividends	-	-	-	-	-	-	(204,835)	(204,835)
Net income (loss)	-	-	-	-	-	-	597,405	597,405
Balance, June 30, 2023	252,192	252	2,636,275,719	2,636,275	105,748,000	(23,218)	(88,993,850)	19,367,459
Common stock issued for services and other stock-based compensation	-	-	-	-	649,455	-	-	649,455
Common stock repurchased from former related parties and canceled	-	-	(302,919,223)	(302,919)	(2,869,461)	-	-	(3,172,380)
Dividends	-	-	-	-	-	-	(204,835)	(204,835)
Net income (loss)	-	-	-	-	-	-	2,008,314	2,008,314
Balance, September 30, 2023	252,192	$252	2,333,356,496	$2,333,356	$103,527,994	$(23,218)	$(87,190,371)	$18,648,013

Balance, December 31, 2023	252,192	$252	2,333,356,496	$2,333,356	$104,056,807	$(23,218)	$(87,576,899)	$18,790,298
Common stock issued for services and other stock-based compensation	-	-	-	-	430,760	-	-	430,760
Common stock repurchased from former related parties and canceled	-	-	(472,374,710)	(472,374)	(3,098,772)	-	-	(3,571,146)
Dividends	-	-	-	-	-	-	(204,835)	(204,835)
Net income (loss)	-	-	-	-	-	-	1,669,940	1,669,940
Balance, March 31, 2024	252,192	$252	1,860,981,786	$1,860,982	$101,388,795	$(23,218)	$(86,111,794)	$17,115,017
Common stock issued for services and other stock-based compensation	-	-	-	-	440,915	-	-	440,915
Dividends	-	-	-	-	-	-	(204,835)	(204,835)
Net income (loss)	-	-	-	-	-	-	532,847	532,847
Balance, June 30, 2024	252,192	252	1,860,981,786	1,860,982	101,829,710	(23,218)	(85,783,782)	17,883,944
Common stock issued for services and other stock-based compensation	-	-	-	-	322,033	-	-	322,033
Common stock canceled	-	-	(1,750,000)	(1,750)	1,750	-	-	-
Dividends	-	-	-	-	-	-	(204,835)	(204,835)
Net income (loss)	-	-	-	-	-	-	(810,648)	(810,648)
Balance, September 30, 2024	252,192	252	1,859,231,786	1,859,232	102,153,493	(23,218)	(86,799,265)	17,190,494

The accompanying notes are an integral part of these condensed consolidated financial statements.

INVESTVIEW INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$1,392,139	$3,013,613
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	3,337,595	3,258,738
Amortization of debt discount	253,557	252,632
Stock issued for services and other stock-based compensation	1,193,708	2,046,683
Lease cost, net of repayment	1,393	7,648
(Gain) loss on disposal of assets	180,223	184,221
(Gain) loss on fair value of derivative liability	(5,434)	(15,596)
Realized (gain) loss on cryptocurrency	(284,112)	(170,444)
Impairment expense	977,418	-
Changes in operating assets and liabilities:
Receivables	(247,979)	(670,216)
Inventory	-	74,645
Prepaid assets	172,884	(665,315)
Income tax paid in advance	(543,292)	451,399
Other current assets	169,034	(1,142,470)
Deposits	12,635	(2,114,529)
Accounts payable and accrued liabilities	1,055,794	(38,621)
Income tax payable	(703,374)	4,799
Customer advance	-	(96,609)
Deferred revenue	(338,390)	729,408
Accrued interest	14,075	14,024
Accrued interest, related parties	676,377	676,377
Net cash provided by (used in) operating activities	7,314,251	5,800,387

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash received for the disposal of fixed assets	-	23,278
Cash paid for fixed assets	(6,356)	(2,529,237)
Net cash provided by (used in) investing activities	(6,356)	(2,505,959)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments for related party debt	(675,387)	(675,387)
Repayments for debt	(296,150)	(724,130)
Payments for shares repurchased from former related parties	(2,528,820)	-
Dividends paid	(497,266)	(481,075)
Proceeds from the exercise of warrants	-	23
Net cash provided by (used in) financing activities	(3,997,623)	(1,880,569)

Net increase (decrease) in cash, cash equivalents, and restricted cash	3,310,272	1,413,859
Cash, cash equivalents, and restricted cash - beginning of period	21,142,630	21,488,898
Cash, cash equivalents, and restricted cash - end of period	$24,452,902	$22,902,757

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$697,320	$699,757
Income taxes	$2,111,095	$645,500
Non-cash investing and financing activities:
Common stock repurchased for payables	$3,571,146	$3,172,380
Derivative liability extinguished with warrant exercise	$-	$3
Dividends declared	$614,505	$614,505
Dividends paid with cryptocurrency	$122,726	$129,650
Debt extinguished in exchange for cryptocurrency	$116,310	$1,484,021
Shares forfeited	$1,750	$-
Recognition of lease liability and ROU assets at lease commencement	$-	$23,520
Cryptocurrency received from sale of fixed assets	$-	$9,913

The accompanying notes are an integral part of these condensed consolidated financial statements.

INVESTVIEW, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF September 30, 2024

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

Nature of Business

We operate a diversified financial technology services company offering several different lines of business, including a business unit that provides financial educational tools, content and research, through a global distribution network of independent distributors; and a business unit that offers digital products and services that support blockchain technologies and Bitcoin mining operations; and a business unit that manufactures and develops a collection of proprietary health, beauty and wellness products for its existing base of wholesale customers, and plans to expand its sales and marketing initiatives by developing and offering proprietary products through our global distribution network of independent distributors and direct to consumers platform. In addition, we plan to develop a business unit that will offer investors an online trading platform to enable self-directed retail brokerage services by integrating the early-stage online brokerage trading platform we acquired during March 2024, with the proprietary algorithmic trading platform we acquired in September 2021.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Accounting

Our policy is to prepare our financial statements on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America.

INVESTVIEW, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF September 30, 2024

(Unaudited)

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations (Regulation S-X) of the Securities and Exchange Commission (the “SEC”) and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the three and nine months ended September 30, 2024, are not necessarily indicative of the operating results that may be expected for our year ending December 31, 2024, as will be included in the filing of our Annual Report on Form 10-K for the year ending December 31, 2024. These unaudited condensed consolidated financial statements should be read in conjunction with the December 31, 2023 consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2023.

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

Concentration of Credit Risk

Financial instruments that potentially expose us to concentration of credit risk include cash and receivables. We place our cash and temporary cash investments with credit quality institutions. At times, such investments may be in excess of the FDIC insurance limit of $250,000. As of September 30, 2024 and December 31, 2023, cash balances that exceeded FDIC limits were $12,666,617 and $3,778,085, respectively. We have not experienced significant losses relating to these concentrations in the past.

Cash Equivalents and Restricted Cash

For purposes of reporting cash flows, we consider all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. As of September 30, 2024 and December 31, 2023, we had no highly liquid debt instruments.

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the balance sheet that sum to the total of the same such amounts shown in the statement of cash flows.

	September 30, 2024	December 31, 2023
Cash and cash equivalents	$24,452,902	$20,912,276
Restricted cash, current	-	230,354
Total cash, cash equivalents, and restricted cash shown on the statement of cash flows	$24,452,902	$21,142,630

INVESTVIEW, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF September 30, 2024

(Unaudited)

Amount included in restricted cash represent funds required to be held in an escrow account by a contractual agreement and will be used for paying dividends to our Series B Preferred Stockholders and funds required to be held in an account as collateral for business charges on our Company credit card.

Receivables

Receivables are carried at net realizable value, representing the outstanding balance less an allowance for doubtful accounts based on a review of all outstanding amounts. Management determines the allowance for doubtful accounts by regularly evaluating individual receivables and receivables are written off when deemed uncollectible. Recoveries of receivables previously written off are recorded when received. We had an allowance for doubtful accounts of $0 and $722,324 as of September 30, 2024 and December 31, 2023, respectively. A substantial portion of our receivables balance is for amounts held in reserve by our merchant processors for future returns and chargebacks. The amount held in reserve was $1,872,000 and $500,000 as of September 30, 2024 and December 31, 2023, respectively. We have recently, however, had to pursue collection efforts through litigation against one of our credit card processors and its clearing bank, as efforts to collect approximately $1.87 million of our credit card receivables has not proven timely. See “NOTE 10-Commitments and Contingencies.”

Deposits

We contract with service providers for hosting of our data processing equipment and operational support in data centers where the Company’s data processing equipment is deployed. These arrangements typically require advance payments to vendors pursuant to the contractual obligations associated with these services. Additionally, from time to time, our vendors require deposits be paid by us and held by them in the normal course of business. The Company classifies these payments as “Deposits, current” or “Deposits” in the Consolidated Balance Sheets. As of September 30, 2024 and December 31,2023, such deposits totaled $2,575,492 and $2,588,127, respectively. During the second quarter of 2024, deposits in the amount of $2,533,538 were reclassified from long-term assets to current assets, a result of our hosting and energy agreement ending in March 2025.

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

Fixed assets were made up of the following at each balance sheet date:

	Estimated Useful Life (years)	September 30, 2024	December 31, 2023
Furniture, fixtures, and equipment	10	$717	$717
Computer equipment	3	17,663	11,308
Data processing equipment	3	12,619,034	14,084,670
		12,637,414	14,096,695
Accumulated depreciation		(10,589,471)	(7,559,872)
Net book value		$2,047,943	$6,536,823

Total depreciation expense for the nine months ended September 30, 2024 and 2023, was $3,337,595 and $3,258,738, respectively, all of which was recorded in our general and administrative expenses on our consolidated statement of operations. During the nine months ended September 30, 2024, we recognized a loss on disposal of assets with a net book value of $180,223. During the nine months ended September 30, 2023, we sold assets with a total net book value of $26,729 for cash of $23,278 and bitcoin worth $9,913, therefore recognized a gain on disposal of assets of $6,462. This gain was offset by loss on disposal of assets with a net book value of $15,848.

INVESTVIEW, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF September 30, 2024

(Unaudited)

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

We hold cryptocurrency-denominated assets and include them in our consolidated balance sheet as Other current assets. The value of our cryptocurrencies as of September 30, 2024 and December 31, 2023, were $461,674 and $585,632, respectively. Cryptocurrencies purchased or received for payment from customers are recorded in accordance with ASC 350-30 and cryptocurrencies awarded to the Company through its mining activities ($4,288,791 and $7,798,279 for the nine months ended September 30, 2024 and 2023, respectively) are accounted for in connection with the Company’s revenue recognition policy. The use of cryptocurrencies is accounted for in accordance with the first in first out method of accounting. For the nine months ended September 30, 2024 and 2023, we recorded realized gains (losses) on our cryptocurrency transactions of $284,112 and $170,444, respectively.

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

We evaluate the recoverability of long-lived assets based upon future net cash flows expected to result from the asset, including eventual disposition. Should impairment in value be indicated, the carrying value of intangible assets will be adjusted and an impairment loss is recorded equal to the difference between the asset’s carrying value and fair value or disposable value. During the nine months ended September 30, 2024, we impaired data processing equipment $977,418. During the nine months ended September 30, 2023, no impairment was recorded.

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

AS OF September 30, 2024

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

Our financial instruments consist of cash, accounts receivable and accounts payable, and debt. We have determined that the book value of our outstanding financial instruments as of September 30, 2024 and December 31, 2023, approximates the fair value due to their short-term nature or interest rates that approximate prevailing market rates.

Items recorded or measured at fair value on a recurring basis in the accompanying consolidated financial statements consisted of the following items as of September 30, 2024:

	Level 1	Level 2	Level 3	Total
Total Assets	$-	$-	$-	$-

Derivative liability	$-	$-	$298	$298
Total Liabilities	$-	$-	$298	$298

Items recorded or measured at fair value on a recurring basis in the accompanying consolidated financial statements consisted of the following items as of December 31, 2023:

	Level 1	Level 2	Level 3	Total
Total Assets	$-	$-	$-	$-

Derivative liability	$-	$-	$5,732	$5,732
Total Liabilities	$-	$-	$5,732	$5,732

Revenue Recognition

Subscription Revenue

Most of our revenue is generated by membership and subscription sales and payment is received at the time of purchase. We recognize subscription revenue in accordance with ASC 606-10 where revenue is measured based on a consideration specified in a contract with a customer and recognized when we satisfy the performance obligation specified in each contract. Our performance obligation is to provide services over a fixed subscription period; therefore, we recognize revenue ratably over the subscription period and deferred revenue is recorded for the portion of the subscription period subsequent to each reporting date. Additionally, we offer a designated trial period to first-time subscription customers, during which a full refund can be requested if a customer does not wish to continue with the subscription. Revenues are deferred during the trial period as collection is not probable until that time has passed. Revenues are presented net of refunds, sales incentives, credits, and known and estimated credit card chargebacks. As of September 30, 2024 and December 31, 2023, our deferred revenues were $2,365,008 and $2,703,398, respectively.

INVESTVIEW, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF September 30, 2024

(Unaudited)

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

During 2023, we recognized cryptocurrency revenue in accordance with ASC 606-10 where revenue is measured based on a consideration specified in a contract with a customer and recognized when we satisfy the performance obligation specified in each contract. Our performance obligation was to arrange for the third-parties to provide coin and protection (if applicable) to our customers and payment was received from our customers at the time of order placement. All customers were given two weeks to request a refund, therefore we would record a customer advance on our balance sheet upon receipt of payment. After the two weeks have passed from order placement, we request our third-party supplier to deliver coin and protection (if applicable), at which time we recognize revenue and the amounts due to our supplier on our books. During the nine months ended September 30, 2024, we generated no revenue from the sale of cryptocurrency packages.

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

Revenue generated for the nine months ended September 30, 2024, was as follows:

	Subscription Revenue	Mining Revenue	Total
Gross billings/receipts	$38,580,943	$4,288,791	$42,869,734
Refunds, incentives, credits, and chargebacks	(2,348,255)	-	(2,348,255)
Net revenue	$36,232,688	$4,288,791	$40,521,479

For the nine months ended September 30, 2024, foreign and domestic revenues were approximately $33.1 million and $7.4 million, respectively.

INVESTVIEW, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF September 30, 2024

(Unaudited)

Revenue generated for the nine months ended September 30, 2023, was as follows:

	Subscription Revenue	Cryptocurrency Revenue	Mining Revenue	Miner Repair Revenue	Total
Gross billings/receipts	$45,284,739	$990,785	$7,798,279	$23,378	$54,097,181
Refunds, incentives, credits, and chargebacks	(3,625,554)	-	-	-	(3,625,554)
Amounts paid to providers	-	(477,500)	-	-	(477,500)
Net revenue	$41,659,185	$513,285	$7,798,279	$23,378	$49,994,127

For the nine months ended September 30, 2023, foreign and domestic revenues were approximately $38.1 million and $11.9 million, respectively.

Revenue generated for the three months ended September 30, 2024, was as follows:

	Subscription Revenue	Mining Revenue	Total
Gross billings/receipts	$12,023,415	$567,415	$12,590,830
Refunds, incentives, credits, and chargebacks	(847,949)	-	(847,949)
Net revenue	$11,175,466	$567,415	$11,742,881

For the three months ended September 30, 2024, foreign and domestic revenues were approximately $10.3 million and $1.4 million, respectively.

Revenue generated for the three months ended September 30, 2023, was as follows:

	Subscription Revenue	Cryptocurrency Revenue	Mining Revenue	Total
Gross billings/receipts	$17,499,805	$258,466	$2,905,182	$20,663,453
Refunds, incentives, credits, and chargebacks	(1,381,813)	-	-	(1,381,813)
Amounts paid to providers	-	(112,000)	-	(112,000)
Net revenue	$16,117,992	$146,466	$2,905,182	$19,169,640

For the three months ended September 30, 2023, foreign and domestic revenues were approximately $14.7 million and $4.5 million, respectively.

INVESTVIEW, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF September 30, 2024

(Unaudited)

Selling and Marketing Costs

We expense selling and marketing costs as incurred. Selling and marketing costs include costs of promoting our product worldwide, including promotional events. Selling and marketing expenses for the nine months ended September 30, 2024 and 2023, totaled $548,559 and $536,464, respectively.

Cost of Sales and Service

Included in our costs of sales and services are amounts paid to our trading and market experts that provide financial education content and tools to our subscription customers and hosting and electricity fees that we pay to a third-party vendor in order to generate mining revenue. Costs of sales and services for the nine months ended September 30, 2024 and 2023, totaled $4,703,513 and $7,614,768, respectively.

Inventory

Inventory is valued at the lower of cost or net realizable value using the first-in, first-out (FIFO) method and is inclusive of any shipping and tax costs. Due to the discontinuance of our miner repair business during the quarter ended June 30, 2023, all inventory was sold. During the nine months ended September 30, 2023, we recognized a loss on disposal of assets of $174,835. As of September 30, 2024 and December 31, 2023, the net realizable value of our inventory was $0 and $0, respectively.

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

INVESTVIEW, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF September 30, 2024

(Unaudited)

The following table illustrates the computation of diluted earnings per share for the nine months ended September 30, 2024 and 2023.

	September 30, 2024	September 30, 2023
Net income	$1,392,139	3,013,613
Less: preferred dividends	(614,505)	(614,505)
Add: interest expense on convertible debt	675,387	675,387
Net income available to common shareholders (numerator)	$1,453,021	3,074,495

Basic weighted average number of common shares outstanding	1,924,667,422	2,635,166,049
Dilutive impact of convertible notes	471,428,571	471,428,571
Dilutive impact of non-voting membership interest	565,000,000	565,000,000
Diluted weighted average number of common shares outstanding (denominator)	2,961,095,993	3,671,594,620

Diluted income per common share	$0.00	0.00

The following table presents potentially dilutive securities that were not included in the computation of diluted net income per share as their inclusion would be anti-dilutive.

	September 30, 2024	September 30, 2023
Options to purchase common stock	359,836,373	360,416,665
Warrants to purchase common stock	1,178,090	1,178,090

The following table illustrates the computation of diluted earnings per share for the three months ended September 30, 2023. Due to the net loss for the three months ended September 30, 2024, basic and diluted income per share were the same, as all securities had an antidilutive effect.

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

	September 30, 2024	September 30, 2023
Options to purchase common stock	357,503,622	360,416,665
Warrants to purchase common stock	1,178,090	1,178,090
Common stock issuable upon conversion of notes	471,428,571	N/A
Common stock issuable upon conversion of non-voting membership interest	565,000,000	N/A

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

AS OF September 30, 2024

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

During the nine months ended September 30, 2024, we recorded net income from operations of $1,627,011 and net income of $1,392,139. As of September 30, 2024, we have unrestricted cash and cash equivalents of $24,452,902 and a working capital balance of $17,421,468. As of September 30, 2024, our cryptocurrency balance was reported at a cost basis of $461,674. Management does not believe there are any liquidity issues as of September 30, 2024.

NOTE 5 – RELATED-PARTY TRANSACTIONS

Related Party Debt

Our related-party payables consisted of the following:

	September 30, 2024	December 31, 2023
Convertible Promissory Note entered into on 4/27/20, net of debt discount of $724,754 as of September 30, 2024 [1]	$575,246	$477,711
Convertible Promissory Note entered into on 5/27/20, net of debt discount of $393,481 as of September 30, 2024 [2]	306,519	253,562
Convertible Promissory Note entered into on 11/9/20, net of debt discount of $765,859 as of September 30, 2024 [3]	534,141	431,076
Working Capital Promissory Note entered into on 3/22/21 [4]	1,204,237	1,203,247
Total related-party debt	2,620,143	2,365,596
Less: Current portion	(1,204,237)	(1,203,247)
Related-party debt, long term	$1,415,906	$1,162,349

[1]	On April 27, 2020, we received proceeds of $1,300,000 from DBR Capital, LLC, an entity controlled by a member of our Board of Directors, and entered into a convertible promissory note. The note is secured by collateral of the Company and its subsidiaries. The note bears interest at 20% per annum, payable monthly, and the principal is due and payable on April 27, 2030. Per the original terms of the agreement, the note was convertible into common stock at a conversion price of $0.01257 per share, which was amended on November 9, 2020 to reduce the conversion price to $0.007 per share. At inception we recorded a beneficial conversion feature and debt discount of $1,300,000. During the nine months ended September 30, 2024, we recognized $97,535 of the debt discount into interest expense, as well as expensed an additional $195,012 of interest expense on the note, all of which was repaid during the period.

INVESTVIEW, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF September 30, 2024

(Unaudited)

[2]	On May 27, 2020, we received proceeds of $700,000 from DBR Capital, LLC, an entity controlled by a member of our Board of Directors, and entered into a convertible promissory note. The note is secured by collateral of the Company and its subsidiaries. The note bears interest at 20% per annum, payable monthly, and the principal is due and payable on April 27, 2030. Per the original terms of the agreement, the note was convertible into common stock at a conversion price of $0.01257 per share, which was amended on November 9, 2020 to reduce the conversion price to $0.007 per share. At inception we recorded a beneficial conversion feature and debt discount of $700,000. During the nine months ended September 30, 2024, we recognized $52,957 of the debt discount into interest expense as well as expensed an additional $105,003 of interest expense on the note, all of which was repaid during the period.

[3]	On November 9, 2020, we received proceeds of $1,300,000 from DBR Capital, LLC, an entity controlled by a member of our Board of Directors, and entered into a convertible promissory note. The note is secured by collateral of the Company and its subsidiaries. The note bears interest at 38.5% per annum, made up of a 25% interest rate per annum and a facility fee of 13.5% per annum, payable monthly beginning February 1, 2021, and the principal is due and payable on April 27, 2030. Per the terms of the agreement, the note is convertible into common stock at a conversion price of $0.007 per share. At inception we recorded a beneficial conversion feature and debt discount of $1,300,000. During the nine months ended September 30, 2024, we recognized $103,065 of the debt discount into interest expense as well as expensed an additional $375,372 of interest expense on the note, all of which was repaid during the period.

[4]	On March 22, 2021, we entered into Securities Purchase Agreements to purchase 100% of the operating assets of SSA Technologies LLC, an entity that owns and operates a FINRA-registered broker-dealer. SSA is controlled and partially owned by Joseph Cammarata, our former Chief Executive Officer. (See Note 10). Commencing upon execution of the agreements and through the closing of the transactions, we agreed to provide certain transition service arrangements to SSA. In connection with the transactions, we entered into a Working Capital Promissory Note with SSA under which SSA was to have advanced to us up to $1,500,000 before the end of 2021; however, SSA only provided advances of $1,200,000, to date. The note bears interest at the rate of 0.11% per annum. The note was due and payable by January 31, 2022; however, has not yet been repaid as we consider our legal options in light of SSA’s failure to complete its funding obligations. During the nine months ended September 30, 2024 and 2023, we recorded interest expense of $990 on the note. The note was to have been secured by the pledge of 12,000,000 shares of our common stock; however, it remains unsecured as the pledge of shares was not implemented at the closing of the loan.

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

INVESTVIEW, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF September 30, 2024

(Unaudited)

Other Related Party Arrangements

On September 29, 2023, we closed on the purchase in a private transaction of shares of our common stock under the terms of a Stock Purchase and Release Agreement dated September 18, 2023 (the “Romano/Raynor Agreement”). Under the Romano/Raynor Agreement, the Company purchased for surrender in a series of private transactions, an aggregate of 302,919,223 shares of the Company’s common stock (the “Romano/Raynor Purchased Shares”) from sellers consisting of Mario Romano, Annette Raynor, and a series of their family members and related entities (collectively, the “Sellers”). The Romano/Raynor Purchased Shares were purchased for aggregate consideration of $2,922,380, representing a price of $0.00964739 per share. One-eighth of the purchase price is to be paid within seven (7) days of the closing, with the balance payable in a series of equal quarterly payments over seven (7) consecutive quarters thereafter. As of September 30, 2024, we owed $1,586,190 under the Romano/Raynor Agreement of which $1,586,190 is included in Accounts payable and accrued liabilities.

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

On February 7, 2024, we closed on the purchase in a private transaction of shares of our common stock under the terms of a Stock Purchase and Release Agreement dated February 6, 2024 (the “Smith/Miller Agreement”). Under the Smith/Miller Agreement, the Company purchased for surrender and cancellation a total of 472,374,710 shares of the Company’s common stock (the “Smith/Miller Purchased Shares”) from Ryan Smith and Chad Miller and certain of their respective affiliates and family members. The Smith/Miller Purchased Shares were purchased for aggregate purchase price of $3,571,146, representing a price of $0.007559985 per share. One-eighth of the purchase price was paid within seven (7) days of the closing, with the balance payable in a series of equal quarterly payments over seven (7) consecutive quarters thereafter. As of September 30, 2024, we owed $2,231,966 under the Smith/Miller Agreement of which $1,785,572 is included in Accounts payable and accrued liabilities and $446,394 is included in Accrued liabilities, long term on the Consolidated Balance Sheets.

The consideration paid for the Purchased Shares of $3,571,146 was allocated to the share purchase (see NOTE 9).

NOTE 6 – DEBT

Our debt consisted of the following:

	September 30, 2024	December 31, 2023
Loan with the U.S. Small Business Administration dated 4/19/20 [1]	$522,448	$530,306
Long term notes for APEX lease buyback [2]	295,356	685,883
Total debt	817,804	1,216,189
Less: Current portion	(324,600)	(715,127)
Debt, long term portion	$493,204	$501,062

[1]	In April 2020, we received proceeds of $500,000 from a loan entered into with the U.S. Small Business Administration. Under the terms of the loan interest is to accrue at a rate of 3.75% per annum and installment payments of $2,437 monthly will begin twelve months from the date of the loan, with all interest and principal due and payable thirty years from the date of the loan. During the nine months ended September 30, 2024 and 2023 we recorded $14,075 and $14,024, respectively, worth of interest on the loan. During the nine months ended September 30, 2024 and 2023, we made repayments on the loan of $21,933 and $24,370, respectively.

INVESTVIEW, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF September 30, 2024

(Unaudited)

[2]	In November of 2020, we entered into notes with third parties for $19,089,500 in exchange for the cancellation of APEX leases previously entered into, which resulted in our purchase of all rights and obligations under the leases. We agreed to settle a portion of the debt during the year ended March 31, 2021, at a discount to the original note terms offered, by making lump sum payments, issuing 48,000,000 shares of our common stock, issuing 49,418 shares of our preferred stock, and issuing cryptocurrency. The remaining notes are all due December 31, 2024, and have a fixed monthly payment that is equal to 75% of the face value of the note, divided by 48 months. The monthly payments began the last day of January 2021 and continue until December 31, 2024, when the last monthly payment will be made, along with a balloon payment equal to 25% of the face value of the note, to extinguish the debt. During the fourth quarter ended December 31, 2023, we offered all note holders an early payoff option. During the year ended December 31, 2023, we repaid a portion of the debt with cash payments of $1,917,225 and issuances of cryptocurrency then valued at $5,322,058. During the nine months ended September 30, 2024, we repaid a portion of the debt with cash payments of $274,217 and issuances of cryptocurrency then valued at $116,310. During the nine months ended September 30, 2023, we repaid a portion of the debt with cash payments of $699,760 and issuances of cryptocurrency then valued at $1,484,021.

NOTE 7 – DERIVATIVE LIABILITY

During the nine months ended September 30, 2024, we had the following activity in our derivative liability account relating to our warrants:

Derivative liability at December 31, 2023	$5,732
Derivative liability recorded on new instruments	-
Derivative liability reduced by warrant exercise	-
(Gain) loss on fair value	(5,434)
Derivative liability at September 30, 2024	$298

We use the binomial option pricing model to estimate fair value for those instruments at inception, at warrant exercise, and at each reporting date. During the nine months ended September 30, 2024, the assumptions used in our binomial option pricing model were in the following range:

Risk free interest rate	3.66-3.98%
Expected life in years	0.83 - 1.75
Expected volatility	107 - 121%

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

At date of acquisition of the Haverford Lease, right-of-use assets and lease liabilities obtained amounted to $125,522 and $152,961, respectively. The term of the Haverford Lease was initially extended through December 2024. At the extension of the Haverford Lease, right-of-use assets obtained in exchange for new operating lease liabilities amounted to $172,042. On August 7, 2024, the term of the Haverford Lease was extended through December 31, 2025.

INVESTVIEW, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF September 30, 2024

(Unaudited)

Operating lease expense was $83,196 for the nine months ended September 30, 2024. Operating cash flows used for the operating leases during the nine months ended September 30, 2024, was $81,803. As of September 30, 2024, the weighted average remaining lease term was 0.40 years, and the weighted average discount rate was 12%.

Future minimum lease payments under non-cancellable leases as of September 30, 2024, were as follows:

Remainder of 2024	$34,227
2025	7,833
Total	42,060
Less: Interest	(785)
Present value of lease liability	41,275
Operating lease liability, current [1]	(41,275)
Operating lease liability, long term	$-

[1]	Represents lease payments to be made in the next 12 months.

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

As of September 30, 2024 and December 31, 2023, we had 252,192 shares of preferred stock issued and outstanding.

Preferred Stock Dividends

During the nine months ended September 30, 2024, we recorded $614,505 for the cumulative cash dividends due to the shareholders of our Series B Preferred Stock. We made payments of $497,266 in cash and issued $122,726 worth of cryptocurrency to reduce the amounts owed. As a result, we recorded $250,905 as a dividend liability on our balance sheet as of September 30, 2024.

During the nine months ended September 30, 2023, we recorded $614,505 for the cumulative cash dividends due to the shareholders of our Series B Preferred Stock. We made payments of $481,075 in cash and issued $129,650 worth of cryptocurrency to reduce the amounts owed.

INVESTVIEW, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF September 30, 2024

(Unaudited)

Common Stock Transactions

During the nine months ended September 30, 2024, we repurchased 472,374,710 shares from two of the original founders of the Company and a series of their family members and related entities in exchange for cash of $446,391 and payables of $3,124,755 (see NOTE 5). Also, during the nine months ended September 30, 2024, we cancelled 1,750,000 shares that had been issued but were forfeited by choice. As of the date of this filing, the forfeited shares had been returned and cancelled. All forfeited shares have been deemed cancelled as of September 30, 2024 and as a result, we decreased common stock by $1,750 and increased additional paid in capital by the same. The forfeiture also resulted in the reversal of previously recorded expense resulting in a net $10,002 reduction in stock-based compensation based on grant date fair values and vesting terms of awards granted in prior periods.

During the nine months ended September 30, 2023, we issued 230 shares of common stock as a result of warrants exercised, resulting in proceeds of $23 and an increase in additional paid in capital of $3 for the derivative liability extinguished with the exercise. Also, during the nine months ended September 30, 2023, we repurchased 302,919,223 shares from two of the original founders of the Company and a series of their family members and related entities in exchange for cash of $3,172,380 (see NOTE 5). We also recognized $10,338 in stock-based compensation based on grant date fair values and vesting terms of awards granted in prior periods.

As of September 30, 2024 and December 31, 2023, we had 1,859,231,786 and 2,333,356,496 shares of common stock issued and outstanding, respectively.

Options

The 2022 Incentive Plan authorizes a variety of incentive awards consisting of stock options, restricted stock, restricted stock units, and reserves for issuance up to 600,000,000 shares of the Company’s common stock.

During the nine months ended September 30, 2024, we issued 1,000,000 stock options as part of the acquisition of Opencash Finance, Inc. and 10,000,000 stock options as part of a compensation package offered to a new officer of the Company. The options vest in equal amounts over a five-year period, at an exercise price of $0.05 per share, with a seven-year life. We utilized the Black Scholes Model to value these options, and the expense related to these options is being recognized over the vesting term. Also, during the nine months ended September 30, 2024, we cancelled 15,000,000 unvested options upon the resignation of an officer of the Company.

Transactions involving our options are summarized as follows:

			Weighted
			Average
		Weighted	Grant-Date
	Number of	Average	Per Share
	Options	Exercise Price	Fair Value
Options outstanding at December 31, 2023	360,416,665	$0.05	$0.03
Granted	11,000,000	$0.05	$0.01
Canceled/Expired	(15,000,000)	$0.05	$0.03
Exercised	-	$-	$-
Options outstanding at September 30, 2024	356,416,665	$0.05	$0.03

Details of our options outstanding as of September 30, 2023, is as follows:

Options Exercisable	Weighted Average Exercise Price of Options Exercisable	Weighted Average Contractual Life of Options Exercisable (Years)	Weighted Average Contractual Life of Options Outstanding (Years)
193,291,665	0.05	4.50	4.67

Total stock compensation expense related to the options for the nine months ended September, 2024 and 2023, was $1,203,710 and $2,036,345, respectively. As of September 30, 2024 there was approximately $3.7 million of unrecognized compensation cost related to the Options, which is expected to be recognized over a remaining weighted-average vesting period of approximately 1.5 years.

INVESTVIEW, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF September 30, 2024

(Unaudited)

Warrants

Transactions involving our warrants are summarized as follows:

Weighted
	Number of	Average
	Shares	Exercise Price
Warrants outstanding at December 31, 2023	1,178,090	$0.10
Granted	-	$-
Canceled/Expired	-	$-
Exercised	-	$-
Warrants outstanding at September 30, 2024	1,178,090	$0.10

Details of our warrants outstanding as of September 30, 2024, is as follows:

Warrants Exercisable	Weighted Average Contractual Life of Warrants Outstanding and Exercisable (Years)
1,178,090	1.39

Class B Units of Investview Financial Group Holdings, LLC

As of September 30, 2024, and December 31, 2023, there were 565,000,000 Units of Class B Investview Financial Group Holdings, LLC issued and outstanding. These units were issued as consideration for the purchase of operating assets and intellectual property rights of MPower, a company controlled and partially owned by David B. Rothrock and James R. Bell, two of our board members. The Class B Redeemable Units have no voting rights but can be exchanged at any time, within 5 years from the date of issuance, for 565,000,000 shares of our common stock on a one-for-one basis and are subject to significant restrictions upon resale through 2025 under the terms of a lock up agreement entered into as part of the purchase agreement. In order to properly account for the purchase transaction on the Company’s financial statements, we were required by applicable financial reporting standards to value the Class B Units issued to MPower in the transaction as of the closing date of the MPower sale transaction (September 3, 2021). For these accounting purposes, we concluded that the “fair value” of the consideration for financial accounting purposes, at the if-converted market value of the underlying common shares was $58.9 million, based on the closing market price of $0.1532 on the closing date of September 3, 2021, as discounted from $86.6 million by 32% (or $27.7 million) to reflect the significant lock up period. The “fair value” valuation of the Class B Units, however, was completed relying on a certain set of methodologies that are accepted for accounting purposes, and is not necessarily indicative of the “fair market value” that may be implied relative to such Units in a commercial transaction not governed by financial reporting standards. In particular, the methodology used to value the Class B Units at their “fair value” did not take into account any blockage discounts that may otherwise apply after the expiration of the lock-up period in 2025; while other valuation methodologies, not bound by financial reporting codifications, would possibly determine that the blockage discount associated with the resale of 565 million shares after the expiration of the lock-up period, into a marketplace that has limited market liquidity, could possibly have a material downward influence on the valuation.

INVESTVIEW, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF September 30, 2024

(Unaudited)

NOTE 10 – COMMITMENTS AND CONTINGENCIES

Litigation

In the ordinary course of business, we may be, or have been, involved in legal proceedings. During November 2021, we received a subpoena from the United States Securities and Exchange Commission (“SEC”) for the production of documents. In the subpoena, the SEC advised that the investigation does not mean that the SEC has concluded that we or anyone else has violated federal securities laws and or any other law. Following our own internal review, we believe that we have complied at all times with the federal securities laws. Through the end of our third quarter in 2024, with the exception of a follow-up request to provide supplemental documentation during May 2024, we have generally received no follow-up communications from the SEC following our original production of documents in 2022. The Company continues to provide its full cooperation to the Commission. We have cooperated fully with the SEC’s investigation and will continue to work with outside counsel to respond to any further inquiries of the SEC, if, and to the extent they arise.

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

The Company’s financial statements as of September 30, 2024, reflect a receivables balance of $2.48 million. Of that balance, $2.47 million represents receivables that arise out of credit card transactions generated by the Company’s iGenius subsidiary. The credit card transactions that arise out of the ordinary course operations of the Company’s iGenius subsidiary, are processed by the Company’s credit card processors, in conjunction with their clearing banks. Over time, the balance of credit card collections being held by one of our credit card processors and its clearing bank, which are legally supposed to be held for the benefit of the Company, subject to coverage for chargebacks and other normal course collection issues, has increased to approximately $1.87 million, an amount that has been generally confirmed by the credit card processor. As they had been unresponsive to our repeated demands for payment, claiming that they were in the process of concluding their internal accounting of the amounts due and status of our accounts, in March 2024, the Company instituted a lawsuit against this credit card processor and its clearing bank seeking, among other things, an accounting for and repayment of the withheld funds. Notwithstanding, to date, we have been unable, through negotiations and through our lawsuit, to recover any amount of the receivable balances owed to us as the credit card processor asserts, among others, that it continues to evaluate possible exposure to chargebacks and other normal course collection issues. Recently, however, the Company’s application for a pre-judgment writ of attachment against both the credit card processor and the clearing bank, has been granted. Although the Company’s collection efforts will likely be enhanced by application of the pre-judgment writ of attachment, there can still be no assurances that the Company will be able to collect some or all of the funds owed to it. Should the Company be unable to collect some or all of the funds owed, it will be caused to incur a corollary bad debt expense of up to the uncollected amount which is currently approximately $1.87 million. Furthermore, the Company may be caused under generally accepted accounting principles, to incur a bad debt expense if it is determined that the amounts owed to the Company are unlikely to be collected, although the Company has not yet reached that conclusion. A charge of up to $1.87 million, which represents less than 10% of the Company’s current assets, would not have a material adverse effect upon the Company’s long-term liquidity, however, could have a material adverse effect upon the Company’s net earnings in the period incurred.

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

AS OF September 30, 2024

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

On March 22, 2021, we entered into Securities Purchase Agreements to purchase 100% of the operating assets of SSA Technologies LLC, an entity that owns and operates a FINRA-registered broker-dealer. SSA is controlled and partially owned by Joseph Cammarata, our former Chief Executive Officer. Commencing upon execution of the agreements and through the closing of the transactions, we agreed to provide certain transition service arrangements to SSA. In connection with the transactions, we entered into a Working Capital Promissory Note with SSA under which SSA was to have advanced to us up to $1,500,000 before the end of 2021; however, SSA has only provided advances of $1,200,000 to date. The note bears interest at the rate of 0.11% per annum therefore we recognized $990 worth of interest expense on the loan during the nine months ended September 30, 2024. The note was due and payable by January 31, 2022; however, has not yet been repaid as we consider our legal options in light of SSA’s failure to complete its funding obligations. The note was to have been secured by the pledge of 12,000,000 shares of our common stock; however, it remains unsecured as the pledge of shares was not implemented at the closing of the loan. As a result of his recent incarceration, the Company has been unable to further adjudicate these issues with Mr. Cammarata.

NOTE 11 – INCOME TAXES

For the periods ended September 30, 2024, and September 30, 2023, the Company used a discrete effective tax rate method for recording income taxes, as compared to an estimated full year annual effective tax rate method, as an estimate of the annual effective tax rate cannot be made.

Provision for income taxes for the three and nine months ended September 30, 2024, was $95,287 and $864,429, respectively, resulting in an effective tax rate of (13.3%) and 38.3%, respectively. Provision for income taxes for the three and nine months ended September 30, 2023, was $304,262 and $1,100,599, respectively, resulting in an effective tax rate of 13.2% and 26.8%, respectively The provision for income taxes was primarily impacted by pretax book income, permanent differences, and by the change in valuation allowance on deferred tax assets.

NOTE 12 – SUBSEQUENT EVENTS

In accordance with ASC Topic 855, Subsequent Events, we have evaluated subsequent events through the date of this filing and have determined that the following events require disclosure.

On October 11, 2024, we closed on the purchase of the business and assets of Renu Laboratories, Inc., along with a 100% ownership interest in Goldman’s Pharmaceuticals LLC and a 50% ownership interest in ELRT Technologies, LLC (together known as “Renu Labs”). Renu Labs is a manufacturer of proprietary and other health, beauty and wellness products. The total purchase price of Renu Labs was $1,780,000. As part of this transaction, we also issued 5,000,000 stock options to the principal of Renu Labs. The options are scheduled to vest in equal amounts over a five-year period, at an exercise price of $0.05 per share, with a ten-year life.

On October 25, 2024, we entered into an agreement (the “Agreement”) with three non-affiliate shareholders (the “Sellers”) to repurchase in a private transaction a total of 121 million shares of the Company’s common stock (the “Purchased Shares”). The Purchased Shares represent approximately 6.5% of the Company’s outstanding shares. Upon the closing under the Agreement, the Purchased Shares are to be acquired by the Company for surrender and cancellation at a discount to the closing price of the Company’s common stock on the date of the Agreement (the “Purchase Price”). The transactions contemplated by the Agreement are scheduled to close subject to the satisfaction of customary closing conditions, including the delivery of the Purchased Shares to the Company. In addition to customary purchase and sale terms, under the Agreement, the Sellers agreed to provide a customary release to the Company and its affiliates; as well, they agreed to certain customary standstill, non-disparagement and non-solicitation covenants. Following closing, if and when it occurs, the Purchase Price will be payable in a series of 10 equal consecutive quarterly payments.

On November 1, 2024, we entered a lease agreement for 12,500 rentable square feet which will be used by Renu Labs as office, manufacturing, and warehouse space. The term of the lease is 14 months.

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

Business Overview

We operate a diversified financial technology services company offering several different lines of business, including a business unit that provides financial educational tools, content and research, through a global distribution network of independent distributors; and a business unit that offers digital products and services that support blockchain technologies and Bitcoin mining operations; and a business unit that manufactures and develops a collection of proprietary health, beauty and wellness products for its existing base of wholesale customers, and plans to expand its sales and marketing initiatives by developing and offering proprietary products through our global distribution network of independent distributors and direct to consumers platform. In addition, we plan to develop a business unit that will offer investors an online trading platform to enable self-directed retail brokerage services by integrating the early-stage online brokerage trading platform we acquired during March 2024, with the proprietary algorithmic trading platform we acquired in September 2021.

Results of Operations

Three Months Ended September 30, 2024 Compared to Three Months Ended September 30, 2023

Revenues

	Three Months Ended September 30,		Increase
	2024	2023	(Decrease)
	(unaudited)	(unaudited)
Subscription revenue, net of refunds, incentives, credits, and chargebacks	$11,175,466	$16,117,992	$(4,942,526)
Mining revenue	567,415	2,905,182	(2,337,767)
Cryptocurrency revenue	-	146,466	(146,466)
Total revenue, net	$11,742,881	$19,169,640	$(7,426,759)

Revenue, net, decreased $7,426,759 or 39%, from $19,169,640 for the three months ended September 30, 2023, to $11,742,881 for the three months ended September 30, 2024. The decrease can be explained by a $4.9 million decrease in our subscription revenue, $2.3 million decrease in our mining revenue, and $146 thousand decrease in our cryptocurrency revenue. The $4.9 million (31%) decrease in subscription revenue was driven by the continued adverse impact of global inflation which caused a general slowdown in the direct sales and home based business industry; the $2.3 million (80%) decrease in mining revenue was a result of a number of factors, including, the “Bitcoin Halving” which occurred on April 19, 2024, and increase in Bitcoin Network Difficulty and a mandated power curtailment enforced by the government-controlled utility company in Iceland, partially offset by an increase in the price of Bitcoin; and the $146 thousand (100%) decrease in cryptocurrency revenue was due to the discontinuation of our distribution of NDAU packages during the year ended December 31, 2023.

Operating Costs and Expenses

	Three Months Ended September 30,		Increase
	2024	2023	(Decrease)
	(unaudited)	(unaudited)
Cost of sales and service	$1,257,569	$3,147,890	$(1,890,321)
Commissions	6,270,310	9,272,024	(3,001,714)
Selling and marketing	16,751	7,410	9,341
Salary and related	1,471,649	1,714,299	(242,650)
Professional fees	416,410	285,133	131,277
Impairment Expense	977,418	-	977,418
General and administrative	2,031,269	2,500,129	(468,860)
Total operating costs and expenses	$12,441,376	$16,926,885	$(4,485,509)

Operating costs decreased $4,485,509, or 26%, from $16,926,885 for the three months ended September 30, 2023, to $12,441,376 for the three months ended September 30, 2024. The decrease can be explained by a decrease in commissions of $3 million, which was a result of decreases in our subscription revenue, a decrease in cost of sales and services of $1.9 million, which was a result of a power curtailment mandated by the government-controlled utility companies in Iceland, and a decrease in general and administrative expenses, which was a result of decreases in credit card processing fees due to the decreases in our subscription revenue and decreases in costs related to our mining operations. These decreases were offset by an increase in impairment expense of $977 thousand due to impairment of our data processing equipment during the current period.

Other Income and Expenses

	Three Months Ended September 30,
	2024	2023	Change
	(unaudited)	(unaudited)
Gain (loss) on fair value of derivative liability	$2,034	$11,939	$(9,905)
Realized gain (loss) on cryptocurrency	1,558	(58,401)	59,959
Interest expense	(4,726)	(4,726)	-
Interest expense, related parties	(310,594)	(310,594)	-
Other income (expense)	294,862	431,603	(136,741)
Total other income (expense)	$(16,866)	$69,821	$(86,867)

We recognized other expense of $16,866 for the three months ended September 30, 2024. This reflected a decrease of $86,867, or 124%, from other income of $69,821 recognized for the three months ended September 30, 2023. The change is due to a decrease in Other income (expense) in the current period of $137 thousand, as a result of a decrease in lease payments received under a structured equipment lease agreement, offset with the recognition of more interest income in the current period due to our cash balances being held in higher interest-bearing accounts, as compared to the equivalent prior year period. The decrease in Other income (expense) was offset by a realized gain recorded on cryptocurrency in the current period of $2 thousand compared to a realized loss of $58 thousand in the equivalent prior year period.

Nine Months Ended September 30, 2024 Compared to Nine Months Ended September 30, 2023

Revenues

	Nine Months Ended September 30,		Increase
	2024	2023	(Decrease)
	(unaudited)	(unaudited)
Subscription revenue, net of refunds, incentives, credits, and chargebacks	$36,232,688	$41,659,185	$(5,426,497)
Mining revenue	4,288,791	7,798,279	(3,509,488)
Cryptocurrency revenue	-	513,285	(513,285)
Miner equipment repair revenue	-	23,378	(23,378)
Total revenue, net	$40,521,479	$49,994,127	$(9,472,648)

Revenue, net, decreased $9,472,648, or 19%, from $49,994,127 for the nine months ended September 30, 2023, to $40,521,479 for the nine months ended September 30, 2024. The decrease can be explained by $5.4 million, $3.5 million, and $513 thousand decreases in our subscription revenue, mining revenue, and cryptocurrency revenue, respectively. The $5.4 million (13%) decrease in subscription revenue was driven by the continued adverse impact of global inflation which caused a general slowdown in the direct sales and home based business industry; the $3.5 million (45%) decrease in mining revenue was a result of “Bitcoin Halving” which occurred on April 19th, 2024, an increase in Bitcoin Network Difficulty and a mandated power curtailment enforced by the government-controlled utility companies in Iceland, partially offset by an increase in the price of Bitcoin; and the $513 thousand decrease in cryptocurrency revenue was due to the discontinuation of our distribution of NDAU during the year ended December 31, 2023.

Operating Costs and Expenses

	Nine Months Ended September 30,		Increase
	2024	2023	(Decrease)
	(unaudited)	(unaudited)
Cost of sales and service	$4,703,513	$7,614,768	$(2,911,255)
Commissions	19,988,364	24,005,229	(4,016,865)
Selling and marketing	548,559	536,464	12,095
Salary and related	4,859,463	5,416,292	(556,829)
Professional fees	1,201,406	1,202,674	(1,268)
Impairment Expense	977,418	-	977,418
Loss (gain) on disposal of assets	180,223	184,221	(3,998)
General and administrative	6,435,522	7,190,383	(754,861)
Total operating costs and expenses	$38,894,468	$46,150,031	$(7,255,563)

Operating costs decreased $7,255,563, or 16%, from $46,150,031 for the nine months ended September 30, 2023, to $38,894,468 for the nine months ended September 30, 2024. The decrease can be explained by a decrease in commissions of $4.0 million, which was a result of decreases in our subscription revenue, a decrease in cost of sales and services of $2.9 million, which was a result of a power curtailment mandated by the government-controlled utility companies in Iceland, a decrease in salary and related of $557 thousand, which was a result of a decrease in stock based compensation, and a decrease in general and administrative expenses, which was a result of decreases in credit card processing fees due to the decreases in our subscription revenue and decreases in costs related to our mining operations. These decreases were offset by an increase in impairment expense of $977 thousand due to impairment of our data processing equipment during the current period.

Other Income and Expenses

	Nine Months Ended September 30,
	2024	2023	Change
	(unaudited)	(unaudited)
Gain (loss) on fair value of derivative liability	$5,434	$15,596	$(10,161)
Realized gain (loss) on cryptocurrency	284,112	170,444	113,668
Interest expense	(14,076)	(14,024)	(52)
Interest expense, related parties	(929,934)	(929,008)	(926)
Other income (expense)	1,284,021	1,027,108	256,912
Total other income (expense)	$629,557	$270,116	$359,441

We recognized other income of $629,557 for the nine months ended September 30, 2024. This reflects an increase of $359,441, or 133%, from other income of $270,116 recognized for the nine months ended September 30, 2023. The change is due to a realized gain on cryptocurrency in the current period of $284 thousand compared to a realized gain of $170 thousand in the equivalent prior year period and an increase in Other income (expense) in the current period of $257 thousand, as we recognized more interest income in the current period due to our cash balances being held in higher interest-bearing accounts, as compared to the equivalent prior year period, and as a result of an increase in ticket sales from certain promotional events iGenius held during the nine months ended September 30, 2024 and 2023.

Liquidity and Capital Resources

During the nine months ended September 30, 2024, we met our short- and long-term working capital and capital expenditure requirements, including funding for operations, capital expenditures, growth initiatives, and for debt service on our outstanding indebtedness and dividends on our Series B Preferred Stock, through net cash flows provided by operating activities. We believe we will have sufficient resources, including cash flow from operations and access to capital markets, to meet debt service obligations in a timely manner and be able to meet our objectives.

During the nine months ended September 30, 2024, we recorded net income from operations of $1,627,011 and net income of $1,392,139. As of September 30, 2024, we have unrestricted cash of $24,452,902. Also, as of September 30, 2024, our current assets exceeded our current liabilities to result in working capital of $17,421,468 and our cryptocurrency balance was reported at a cost basis of $461,674. Management does not believe there are any liquidity issues as of September 30, 2024.

Critical Accounting Policies

Basis of Accounting

Our policy is to prepare our financial statements on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations (Regulation S-X) of the Securities and Exchange Commission (the “SEC”) and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the three and nine months ended September 30, 2024, are not necessarily indicative of the operating results that may be expected for our year ending December 31, 2024, as will be included in the filing of our Annual Report on Form 10-K for the year ending December 31, 2024. These unaudited condensed consolidated financial statements should be read in conjunction with the December 31, 2023, consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2023.

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

We hold cryptocurrency-denominated assets and include them in our consolidated balance sheet as Other current assets. The value of our cryptocurrencies as of September 30, 2024 and December 31, 2023 were $461,674 and $585,632, respectively. Cryptocurrencies purchased or received for payment from customers are recorded in accordance with ASC 350-30 and cryptocurrencies awarded to the Company through its mining activities ($4,288,791 and $7,798,279 for the nine months ended September 30, 2024 and 2023, respectively) are accounted for in connection with the Company’s revenue recognition policy. The use of cryptocurrencies is accounted for in accordance with the first in first out method of accounting. For the nine months ended September 30, 2024 and 2023, we recorded realized gains (losses) on our cryptocurrency transactions of $284,112 and $170,444, respectively.

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

We evaluate the recoverability of long-lived assets based upon future net cash flows expected to result from the asset, including eventual disposition. Should impairment in value be indicated, the carrying value of intangible assets will be adjusted and an impairment loss is recorded equal to the difference between the asset’s carrying value and fair value or disposable value. During the nine months ended September 30, 2024 and September 30, 2023, we impaired data processing equipment $977,418. During the nine months ended September 30, 2023, no impairment was recorded.

Subscription Revenue

Most of our revenue is generated by membership and subscription sales and payment is received at the time of purchase. We recognize subscription revenue in accordance with ASC 606-10 where revenue is measured based on a consideration specified in a contract with a customer and recognized when we satisfy the performance obligation specified in each contract. Our performance obligation is to provide services over a fixed subscription period; therefore, we recognize revenue ratably over the subscription period and deferred revenue is recorded for the portion of the subscription period subsequent to each reporting date. Additionally, we offer a designated trial period to first-time subscription customers, during which a full refund can be requested if a customer does not wish to continue with the subscription. Revenues are deferred during the trial period as collection is not probable until that time has passed. Revenues are presented net of refunds, sales incentives, credits, and known and estimated credit card chargebacks. As of September 30, 2024 and December 31, 2023, our deferred revenues were $2,365,008 and $2,703,398, respectively.

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

During 2023, we recognized cryptocurrency revenue in accordance with ASC 606-10 where revenue is measured based on a consideration specified in a contract with a customer and recognized when we satisfy the performance obligation specified in each contract. Our performance obligation was to arrange for the third-parties to provide coin and protection (if applicable) to our customers and payment was received from our customers at the time of order placement. All customers were given two weeks to request a refund, therefore we would record a customer advance on our balance sheet upon receipt of payment. After the two weeks have passed from order placement, we request our third-party supplier to deliver coin and protection (if applicable), at which time we recognize revenue and the amounts due to our supplier on our books. During the quarter ended September 30, 2024, we generated no revenue from the sale of cryptocurrency packages.

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

Revenue generated for the nine months ended September 30, 2024, was as follows:

	Subscription Revenue	Mining Revenue	Total
Gross billings/receipts	$38,580,943	$4,288,791	$42,869,734
Refunds, incentives, credits, and chargebacks	(2,348,255)	-	(2,348,255)
Net revenue	$36,232,688	$4,288,791	$40,521,479

For the nine months ended September 30, 2024, foreign and domestic revenues were approximately $33.1 million and $7.4 million, respectively.

Revenue generated for the nine months ended September 30, 2023, was as follows:

	Subscription Revenue	Cryptocurrency Revenue	Mining Revenue	Miner Repair Revenue	Total
Gross billings/receipts	$45,284,739	$990,785	$7,798,279	$23,378	$54,097,181
Refunds, incentives, credits, and chargebacks	(3,625,554)	-	-	-	(3,625,554)
Amounts paid to providers	-	(477,500)	-	-	(477,500)
Net revenue	$41,659,185	$513,285	$7,798,279	$23,378	$49,994,127

For the nine months ended September 30, 2023, foreign and domestic revenues were approximately $38.1 million and $11.9 million, respectively.

Revenue generated for the three months ended September 30, 2024, was as follows:

	Subscription Revenue	Mining Revenue	Total
Gross billings/receipts	$12,023,415	$567,415	$12,590,830
Refunds, incentives, credits, and chargebacks	(847,949)	-	(847,949)
Net revenue	$11,175,466	$567,415	$11,742,881

For the three months ended September 30, 2024, foreign and domestic revenues were approximately $10.3 million and $1.4 million, respectively.

Revenue generated for the three months ended September 30, 2023, was as follows:

	Subscription Revenue	Cryptocurrency Revenue	Mining Revenue	Total
Gross billings/receipts	$17,499,805	$258,466	$2,905,182	$20,663,453
Refunds, incentives, credits, and chargebacks	(1,381,813)	-	-	(1,381,813)
Amounts paid to providers	-	(112,000)	-	(112,000)
Net revenue	$16,117,992	$146,466	$2,905,182	$19,169,640

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

ITEM 4 – CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”) as of the end of the period covered by this Quarterly Report on Form 10-Q. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

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

Changes in Internal Controls

There were no changes in our internal controls over financial reporting during the fiscal quarter ended September 30, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

During 2024, we instituted collection efforts through litigation against one of our credit card processors and its clearing bank as efforts to account for and collect approximately $1.87 million of our credit card receivables that were supposed to have been held by them in reserve, have not proven successful.

The Company’s financial statements as of September 30, 2024, reflect a receivables balance of $2.48 million. Of that balance, $2.47 million represents receivables that arise out of credit card transactions generated by the Company’s iGenius subsidiary. The credit card transactions that arise out of the ordinary course operations of the Company’s iGenius subsidiary, are processed by the Company’s credit card processors, in conjunction with their clearing banks. Over time, the balance of credit card collections being held by one of our credit card processors and its clearing bank, which are legally supposed to be held for the benefit of the Company, subject to coverage for chargebacks and other normal course collection issues, has increased to approximately $1.87 million; an amount that has been generally confirmed by the credit card processor. As they had been unresponsive to our repeated demands for payment, claiming that they were in the process of concluding their internal accounting of the amounts due and status of our accounts, in March 2024, the Company instituted a lawsuit against this credit card processor and its clearing bank seeking, among other things, an accounting for and repayment of the withheld funds. Notwithstanding, to date, we have been unable, through negotiations and through our lawsuit, to recover any amount of the receivable balances owed to us as the credit card processor asserts, among others, that it continues to evaluate possible exposure to chargebacks and other normal course collection issues. Recently, however, the Company’s application for a pre-judgment writ of attachment against both the credit card processor and the clearing bank, has been granted. Although the Company’s collection efforts will likely be enhanced by application of the pre-judgment writ of attachment, there can still be no assurances that the Company will be able to collect some or all of the funds owed to it. Should the Company be unable to collect some or all of the funds owed, it will be caused to incur a corollary bad debt expense of up to the uncollected amount which is currently approximately $1.87 million. Furthermore, the Company may be caused under generally accepted accounting principles, to incur a bad debt expense if it is determined that the amounts owed to the Company are unlikely to be collected, although the Company has not yet reached that conclusion. A charge of up to $1.87 million, which represents less than 10% of the Company’s current assets, would not have a material adverse effect upon the Company’s long-term liquidity, however, could have a material adverse effect upon the Company’s net earnings in the period incurred.

Our business could be negatively affected if we are required to defend allegations that our direct selling activities are fraudulent or deceptive schemes, against public interest, or involve the sale of unregistered securities.

Our iGenius products and services are marketed by a global network of independent distributors using a direct selling business model. Although we believe that our direct selling business model is generally in compliance with applicable legal standards, direct selling programs, in general, have often been the target of regulatory scrutiny by federal, state, and local governmental agencies in the United States and foreign countries, including the FTC. These laws and regulations are generally intended to prevent fraudulent or deceptive schemes, often referred to as “pyramid” schemes, which compensate participants primarily for recruiting additional participants without significant emphasis on product sales, whereas the more successful direct selling business models have and emphasize sales of products and services. The regulatory requirements concerning direct selling programs do not include “bright line” rules and are inherently fact-based and, thus, we are subject to the risk that these regulations or the enforcement or interpretation of these regulations by regulators or courts can change. The adoption of new regulations, or changes in the interpretations or enforcement of existing regulations, may result in significant compliance costs or require us to change or cease aspects of our network marketing program. In addition, the ambiguity surrounding these regulations can also affect the public perception of our business. In the normal course of operations, we have periodically received inquiries from foreign or domestic regulators relative to matters of this nature. In addition, from time to time, we receive notices or formal actions from foreign or domestic regulatory authorities or administrative agencies, that assert that the activities of certain of our independent distributors, as well as our iGenius business unit, as it generally relates to that component of our business that provides financial education and related tools, or introduces our customers to, financial products or licensed third-parties who offer financial advice or products, constitute unlicensed activities as an unregistered securities dealer or advisor under local laws. However, we do not believe that this component of our business violates any such laws as we believe we are merely a provider of financial education and related tools that access information that is available publicly or without a licensing requirement, or that through affinity programs provide access to services or products offered by third parties neither owned or operated by iGenius, who are appropriately licensed or registered. When we are confronted with such allegations, we may either elect to challenge the legal basis thereof when we believe it is appropriate or economically compelling, or in the instances in which the financial impact of the relief sought is de minimis, we may elect to settle with any such regulator, often without admitting any violation of law.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 – MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5 – OTHER INFORMATION

During the first nine months of the fiscal year ended December 31, 2024, no director of “officer” as defined in Rule 16a-1(f) under the Exchange Act adopted or terminated any Rule 10b5-1 trading plan or arrangements or any non-Rule 10b5-1 trading plan or arrangements, in both cases as defined in Item 408(a) of Regulation S-K.

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

INVESTVIEW, INC.

Dated: November 13, 2024	By:	/s/ Victor M. Oviedo
Victor M. Oviedo
Chief Executive Officer
(Principal Executive Officer)

Dated: November 13, 2024	By:	/s/ Ralph R. Valvano
Ralph R. Valvano
Chief Financial Officer
(Principal Financial Officer and Accounting Officer)

