Form 10-K
period 2024-12-31
Investview, Inc.
filed 2025-03-28
CIK 862651

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2024

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to             .

Commission File Number 000-27019

INVESTVIEW, INC.

(Exact name of registrant as specified in its charter)

Nevada	87-0369205
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

521 West Lancaster Avenue

Second Floor

Haverford, Pennsylvania 19041

(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code: 732-889-4300

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller Reporting Company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act) Yes ☐ No ☒

As of June 30, 2024, the aggregate market value of the issued and outstanding common stock held by non-affiliates of the registrant, based upon the closing price per share of $0.0144 of the common stock on the last business day of the registrant’s most recently completed second fiscal quarter as reported on the OTCQB, was approximately $26,798,138.

As of March 20, 2025, there were 1,859,231,786 shares of common stock par value $0.001 per share, outstanding.

Documents incorporated by reference: NONE

INVESTVIEW, INC.

2024 FORM 10-K ANNUAL REPORT

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

We and our representatives may from time to time make written or oral statements that are “forward-looking”, including statements contained in Item 1. “Business” and Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” within this Form 10-K, in our other filings with the SEC, or in reports to our stockholders. In some cases, we have identified forward-looking statements by such words or phrases as “will likely result,” “is confident that,” “expect,” “expects,” “should,” “could,” “may,” “will continue to,” “believe,” “believes,” “anticipates,” “predicts,” “forecasts,” “estimates,” “projects,” “potential,” “intends” or similar expressions identifying “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, including the negative of those words and phrases. Such forward-looking statements are based on our current views and assumptions regarding future events, future business conditions and the outlook for the company based on currently available information. These forward-looking statements may include projections of our future financial performance, our anticipated growth strategies and anticipated trends in our business. These statements are only predictions based on our current expectations and projections about future events. These statements involve known and unknown risks, uncertainties and other factors that may cause actual results to be materially different from any results, levels of activity, performance or achievements expressed or implied by any forward-looking statement. The below section entitled “Summary Risk Factors” highlights some of the risks we are exposed to in the normal course of our business activities. This summary is not complete, and the risks summarized below are not the only risks we face. You should review and consider carefully the risks and uncertainties described in more detail in Part I, Item 1A, “Risk Factors,” of this Form 10-K, which includes a more complete discussion of the risks summarized below as well as a discussion of other risks related to our business and an investment in our common stock. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Although we believe the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, level of activity, performance or achievements. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of any of these forward-looking statements. We are under no duty to update any of these forward-looking statements after the date of this Form 10-K to conform our prior statements to actual results or revised expectations.

Summary Risk Factors:

●	difficulty expanding into a new Brokerage and Financial Markets business due to delays and the start-up nature of our platform;
●	the potential unfavorable publicity that may continue to impact our commercial relationships arising from the SEC inquiry we have reported on since November 2021, even though we have now settled that matter;
●	the impact of macroeconomic conditions due to global pandemics, epidemics or outbreaks of disease;
●	the impact on our Bitcoin business unit of our need for significant electrical power, particularly as we currently rely on a sole electrical source provider and in light of recent significant power supply curtailment that has caused the revenue of that unit to decrease materially;
●	the impact of possible disruptions in our operations and potential liabilities resulting from potential cyber events;
●	the contraction in the revenues and net income of our iGenius business unit attributable to, among others, macroeconomic influences following the winding down of Covid-19 as a global pandemic;
●	the dilutive impact that may arise upon the conversion into common stock of existing convertible notes purchased by an affiliate of our Chairman, DBR Capital;
●	the substantial interest expense we incur in servicing the existing loans from DBR Capital;
●	the dilutive impact that may arise should DBR Capital provide additional convertible loans to the Company during 2025 and 2026, and seek to convert those loans into additional shares of our common stock;
●	the impact of Special Governance Rights granting significant control to an affiliate of our Chairman, DBR Capital;
●	potential adverse affects due to our acceptance, disbursement and holding of cryptocurrency, including additional tax and regulatory requirements;
●	inability to protect our proprietary rights and prevent infringement on proprietary rights of others;
●	the impact of adverse economic developments in the securities markets or the domestic or international economy in general;
●	the impact of defending allegations that our direct selling activities are fraudulent or deceptive schemes, or against public interest;
●	potential adverse effects if we are required to defend allegations that our direct selling activities involve the sale of unregistered securities; particularly as those allegations have been made by securities regulators in Ontario, Canada and Quebec, Canada;
●	expensive and time-consuming legal proceedings, including regulatory proceedings and investigations;
●	our ability to collect approximately $1.87 million of credit card receivables owed to us by our credit card processor and its clearing bank for which during 2024 we were caused to institute collection proceedings;
●	the adverse impact of any customer claims that may arise if Total Protection Plus, a third-party vendor, fails to honor its obligation to underwrite, manage and administer a “guaranteed assets buy-back product” on behalf of our Apex program customers and customers of ours that purchased ndau;
●	external factors affecting the Bitcoin industry;
●	inability to compete and grow in highly competitive markets in a cost-effective manner;
●	the impact of climate change, including compliance with regulatory and legislative developments related thereto;
●	failure to comply with government regulations to the extent they impact our health, beauty and wellness products;
●	disruption in our supply chain and changes to tax or trade policy;
●	the impacts of raising, or failing to raise, additional capital needed to execute on our growth plan;
●	volatility of the market price of our common stock;
●	the impact on the trading price of our common stock if sales of substantial amounts of our common stock in the public markets occur due to current lock-up agreements expiring in April 2025; and
●	the impact of interested party transactions with certain of our officers and directors on our business, operating results and ability to obtain additional funding.

PART I

Item 1. Business

General

Investview, Inc., a Nevada corporation (which we refer to as “we,” “us,” “our,” “Investview,” or the “Company”), operates a diversified financial technology services company offering multiple business units across key sectors, including a financial education division offering tools, products and content through a global network of independent distributors; a manufacturing division focused on proprietary over-the-counter aesthetics, health, nutrition and cognitive wellness products for wholesale and retail markets, with strategic plans for global expansion; an early-stage online trading platform that intends to offer self-directed retail brokerage services; and a business unit that owns and operates a sustainable blockchain business focused on bitcoin mining.

Services and Products

Financial Education and Technology

Through our wholly-owned subsidiary, iGenius, LLC (“iGenius”), we deliver multiple tools, products and content, both domestically and internationally, through a direct selling network of independent distributors. Our tools, products and content are offered through a membership-based revenue model to a large base of customers that we refer to as “members”. These tools, products and content are designed to assist the self-directed investor in successfully navigating the financial markets, and include access to our library of financial education content, as well as access to live and recorded education sessions, and trade alerts provided by third-party independent market professionals. who are experienced professionals. We also offer access to education and software applications that are designed to assist our members in debt reduction, increased savings, budgeting, and proper tax management. In addition to the financial education technology and tools, iGenius members also gain access to a variety of member benefits provided through third party partnerships and affinity arrangements.

We have multiple tiers of membership at varying upfront and monthly costs, which provide members with the ability to meet their product needs and price point. We offer first-time members a guarantee of satisfaction, whereby, during the designated trial period (10 days from initial purchase for domestic customers and 14 days from initial purchase for international customers) if the member for any reason is not satisfied with our tools, products or content, the member may request a full refund.

We believe that the use of a direct selling distribution network is an effective way to market our tools, products and content for purchase because demand for financial education and other services is strengthened by the ongoing personal contact between members and distributors. In addition, most of our distributors are members and use our tools, products and content themselves, and therefore can provide first-hand testimonials, which can serve as a powerful sales tool.

Although the principal focus of our direct selling network is currently on the distribution of our financial education and technology products, we believe the network has the capability to market and sell products and services across the globe. One of our business objectives is to locate and develop new business opportunities that can generate additional content that can be offered through our network, including, particularly, products and services that may be offered by other of our business units. Toward that end, we intend to use our direct selling network to expand the scope and geographic reach of products of our health, beauty and wellness business unit.

Blockchain Technology and Crypto Mining Products and Services

Through our wholly owned subsidiary, SAFETek, LLC, we operate a vertically integrated, sustainability-focused blockchain infrastructure business specializing in Bitcoin mining and transaction validation. SAFETek owns 4,847 and actively operates 1,916 advanced ASIC miners at a hosted data center in Northern Europe, powered entirely by renewable energy sources—primarily hydropower and geothermal.

As of December 31, 2024, SAFETek maintained a deployed hash rate of 0.186 exahash per second (EH/s) and produced 85.92 Bitcoin—a 78% decrease from the 394.26 Bitcoin mined in 2023. This reduction was primarily driven by the April 2024 Bitcoin halving, which cut block rewards by 50%, a more than 29% increase in network difficulty, and government-mandated energy curtailments resulting from low hydroelectric reservoir levels in our host country.

Despite the decline in production, these power curtailments reduced overall energy costs and helped mitigate operating losses under our existing power purchase agreements, transforming a potential setback into a cost-management exercise to minimize costs while we on-board additional hashing capacity with the expectation to return to profitability.

In preparation for the halving, SAFETek implemented several key operational improvements:

●	Retired older, less efficient mining units
●	Deployed next-generation, high-efficiency ASIC miners
●	Consolidated energy usage into more productive and energy-efficient capacity

These initiatives significantly reduced our hash cost and enhanced our competitive positioning in a post-halving market. We intend to maintain this disciplined strategy until market conditions support further expansion. Notably, the company has incurred no debt related to equipment purchases, providing enhanced financial flexibility and operational resilience.

SAFETek operates a 24/7 Network Operations Center (NOC) to monitor system performance, optimize firmware, and ensure uptime and efficiency across the mining fleet. Our internal engineering and R&D teams remain focused on improving energy efficiency, increasing hash output per kilowatt-hour, and developing proprietary solutions to maximize return on investment (ROI).

Bitcoin mined is strategically allocated to support infrastructure reinvestment, cover operational expenses, and build a long-term digital asset reserve. In select cases, it is also utilized to support performance-based compensation programs within our iGenius distribution business and to pay dividends on our 13% Series B Preferred Stock.

Looking ahead, we are evaluating strategic hosting infrastructure acquisition opportunities that align with our cost-optimization goals and present strong return potential.

Brokerage and Financial Technologies Services

In March 2024, the Company advanced its fintech strategy with the acquisition of Opencash Securities LLC (“Opencash”), an early-stage registered broker-dealer. This strategic acquisition is intended to position the Company to capitalize on the rapidly expanding online retail brokerage market.

Opencash is being developed as a modern intuitive electronic trading platform experience accessible via both mobile app and web-based desktop interface. Designed to offer low-cost, commission-free trading of stocks, ETFs, and options, the platform is expected to support our broader mission to democratize access to financial markets. It is currently in the advanced stages of application development, clearing integration, infrastructure build-out, and system testing, in preparation for future commercialization.

This initiative builds on our strategy to bring to market the proprietary “Prodigio” trading system, acquired from MPower Trading Systems, LLC in 2021. Our long-term roadmap includes the full integration of Opencash’s user-friendly interface with the advanced algorithmic capabilities of the MPower engine. This is expected to result in two distinct yet complementary platforms: Opencash for everyday retail investors, and OpencashPro for more advanced users, together delivering a seamless, all-in-one brokerage solution tailored to the needs of today’s self-directed investors.

While Opencash still remains in the pre-commercialization phase, given the trajectory of our development efforts, we believe this business may have the long-term potential to disrupt traditional brokerage models by combining cutting-edge technology with a customer-centric, low-cost, commission free approach. As we also make continued investment in product development, regulatory readiness, and user experience, we further believe that this business can yield a competitive, scalable fintech offering that delivers transparency, value, and accessibility to clients worldwide.

Manufacture and Development of Health, Beauty and Wellness Products

In October 2024, we entered the over-the-counter health, beauty, and wellness market when our subsidiary, myLife Wellness Company (“myLife Wellness”), acquired the business of Renu Laboratories, Inc. (“Renu Labs”), a contract developer and manufacturer, producing both proprietary and non-proprietary health, beauty, and wellness products for third-party clients. It is our expectation that myLife Wellness will serve as our marketing and e-commerce platform for the products developed and manufactured by Renu Labs, with a focus on aesthetics, health, nutrition, and cognitive wellness. These products are expected to be distributed through both retail and wholesale channels. In addition to operating as a standalone platform, myLife Wellness will also collaborate with our affiliated business platform, iGenius, to promote and offer myLife products to its global membership base and its customers. Over the next 12 months, we plan to expand the myLife Wellness product line, enhancing our position in the health and wellness industry and supporting our broader strategy for global growth.

Sales and Marketing

Our iGenius unit markets its tools, content and products through a network of independent “distributors” located both within the United States and internationally, to customers through a direct sales model. Approximately 90% of our independent distributors are members who elect to participate in our distribution program. Approximately 9% of our members are currently also distributors. We have adopted various policies and procedures to which our members and independent distributors are expected to adhere, and for which we provide regular compliance training programs and conduct active compliance monitoring. We seek to motivate our independent distributors by offering high quality tools, products and content and providing product support and financial incentives. iGenius members are eligible to receive bonuses on sales of new memberships and on upgrades in membership sold to their personally enrolled members. Bonuses for enrollments and upgraded enrollments vary depending on the level of membership that a member is enrolled in. In addition, our distributors are eligible for additional bonuses each time their personally enrolled members renew their memberships. We believe that the opportunity for our independent distributors to earn bonuses and commissions contributes significantly to our ability to retain our most active and productive distributors.

In the United States, we generally sell our products through ACH, wires or credit card transaction. We also periodically accept Bitcoin as a form of payment and use it to satisfy liabilities and certain operating expenses.

We currently market our over-the-counter health, beauty and wellness products through our subsidiary Renu Laboratories, LLC. We also intend to pursue product sales through the iGenius direct selling network of independent distributors.

Materials and Suppliers

Digital asset mining is dependent on specialized digital asset mining hardware utilizing ASIC chips to discover blocks on blockchains using the 256-bit secure hashing algorithm. Almost all of these miners are produced outside of the United States, mostly in China and Southeast Asia, by a few manufacturers. As the market value of digital assets has increased, the demand for the newest, most efficient miners has also increased, thereby resulting in an increase in the price of miners. Our mining business is highly dependent upon digital asset mining equipment suppliers providing an adequate supply of new generation digital asset mining machines at economical prices to enable profitable mining by us. We are also dependent on the host of our power supply in Northern Europe who provides our power generation through hydroelectric sources. We believe that our relationship with our power supplier is good and that we generally have sufficient supply to conduct our business operations as presently contemplated. However, since the beginning of 2024, our power supply has been curtailed up to approximately 60% as a direct result of low water levels that have cutback local hydroelectric power capacity. We are currently in discussions with several power suppliers for additional power, as we see no short-term relief in the current curtailment.

For our health, beauty and wellness operations, we source raw materials for products as well as other items purchased by us principally from the United States, China and Canada. Raw materials and other items used by us are available from a variety of suppliers and no one supplier accounted for more than 12.4% of our total raw material purchases in 2024. We seek to mitigate the risk of a shortage of raw materials and other items through our relationships with our principal suppliers, including identification of alternative suppliers for the same, or similar, raw materials and other items where available.

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

Although it is currently in the pre-commercialization stage, we anticipate that our brokerage and financial technologies business will encounter significant competition from full-commission, online and discount brokerage firms, as well as from financial institutions, mutual fund sponsors and other organizations, many of which are significantly larger and better capitalized than us. We believe that additional competitors such as banks, insurance companies, providers of online financial and information services and others will continue to be attracted to the online brokerage industry as they expand their product lines. Many of these competitors are larger, more diversified, have greater capital resources, and offer a wider range of services and financial products than us. Some such firms are offering their services over the Internet and have devoted more resources to and have more elaborate websites than us. We anticipate that we will compete with a wide variety of vendors of financial services for the same customers.

The over-the-counter health, beauty and wellness industry is highly competitive. Our competitors include a number of large, nationally known brands, and many smaller brands, manufacturers and distributors. The sales of products through online marketplace platforms such as Amazon and firms’ websites continue to expand. Private label products also provide competition to our products. Private label products are often sold at a discount to branded products. Pharmaceutical companies also offer prescription and over-the-counter products that are or may be competitive with our products, particularly with regard to certain categories of wellness products. Finally, as the health, beauty and wellness market generally has low barriers to entry, additional competitors enter the market regularly.

Government Regulation

General

We are subject to government regulations in connection with securities laws and regulations applicable to all publicly owned companies as well as laws and regulations applicable to businesses generally. We are also increasingly subject to government regulation and legislation specifically targeting Internet companies, such as privacy regulations and taxes adopted at the local, state, national and international levels. Due to the increasing use of the internet, enforcement of existing laws, (such as consumer protection regulations in connection with web-based activities), has become more aggressive, and it is expected that new laws and regulations will continue to be enacted at the local, state, national, and international levels. Such existing and new legislation, alone or combined with increasingly aggressive enforcement of existing laws, could have a material adverse effect on our future operating performance and business.

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

Brokerage and Financial Technologies Services

Although it is currently in the pre-commercialization stage, our brokerage and financial technologies services will be subject to extensive regulation under both federal and state laws. The Securities and Exchange Commission (“SEC”) is the Federal agency charged with administration of the federal securities laws. As a broker-dealer with the SEC, Opencash must be registered with both the SEC and maintain its membership of the Financial Industry Regulatory Authority (FINRA), a self-regulatory organization (SRO) overseen by the SEC. The principal purpose of regulation and discipline of broker-dealers is the protection of customers and the securities markets, rather than protection of creditors and stockholders of broker-dealers. The regulations to which broker-dealers are subject cover all aspects of the securities business, including training of personnel, sales methods, trading practices among broker-dealers, uses and safekeeping of customers’ funds and securities, capital structure of securities firms, record keeping, fee arrangements, disclosure to clients, and the conduct of directors, officers and employees. Additional legislation, changes in rules promulgated by the SEC and by self-regulatory organizations or changes in the interpretation or enforcement of existing laws and rules may directly affect the method of operation and profitability of broker-dealers and investment advisers. The SEC, self-regulatory organizations and state securities authorities may conduct administrative proceedings which can result in censure, fine, cease and desist orders or suspension or expulsion of a broker-dealer or an investment adviser, its officers or employees.

Manufacture and Development of Over-the-counter Health, Beauty and Wellness Products

The formulation, manufacturing, packaging, labeling, advertising, distribution and sale (hereafter, “sale” or “sold” may be used to signify all of these activities) of our products are subject to regulation by one or more federal agencies, principally the Food and Drug Administration (“FDA”) and the Federal Trade Commission (“FTC”), and to a lesser extent the Consumer Product Safety Commission (“CPSC”), the United States Department of Agriculture and the Environmental Protection Agency. Our activities are also regulated by various governmental agencies for the states and localities in which our products are sold, as well as by governmental agencies in certain countries outside the United States in which our products are sold. Under current U.S. regulations, our products must comply with certain labeling requirements enforced by the FDA and FTC, but otherwise generally are not required to receive regulatory approval prior to introduction into the U.S. market. Among other matters, regulation by the FDA and FTC is concerned with product safety and claims made with respect to a product’s ability to provide health-related benefits. Specifically, the FDA, under the Federal Food, Drug, and Cosmetic Act (“FDCA”), regulates the formulation, manufacturing, packaging, labeling, distribution and sale of food, including dietary supplements, and over-the-counter (“OTC”) drugs. The FTC regulates the advertising of these products. The National Advertising Division (“NAD”) of the Council of Better Business Bureaus oversees an industry-sponsored self-regulatory system that permits competitors to resolve disputes over advertising claims. The NAD has no enforcement authority of its own, but may refer matters that the NAD views as violating the FTC Act, FDA regulations or FTC guides or rules to the FDA or FTC for further action, as appropriate. As a result of our efforts to comply with applicable statutes and regulations, we may from time to time reformulate, eliminate or relabel certain of our products and/or revise certain provisions of our marketing and sales program. We believe we are in compliance with all material government regulations applicable to us.

Human Capital Resources

As of March 20, 2025, we had 42 employees, of which 33 were full-time and 9 were part-time. Of our 42 employees, 9 are employed full-time in Investview corporate, 11 are employed through iGenius (10 full-time and 1 part-time), 1 is employed full-time through SAFETek, 3 are employed through IFGH (2 full-time and 1 part-time), 2 are employed full-time through Opencash and 16 are employed through Renu Laboratories LLC (9 full-time and 7 part-time). None of these employees are covered by a collective bargaining agreement. We have experienced no work stoppages and consider our relations with our employees to be good. We contract with a professional employer organization, or PEO, that administers our human resources, payroll and employee benefits functions for our employees in the United States. Although we recruit and select our workers, each of these workers is also an employee of record of the PEO. As a result, these workers are compensated through the PEO, are governed by the work policies created jointly by us and the PEO and receive their annual wage statements and other payroll or labor related reports from the PEO.

In addition to our employees, our human capital resources also include our independent distributors for our iGenius products and services, who are located worldwide. For information about our independent distributors, see Item 1. Business “Sales and Marketing.”

Intellectual Property

We rely on a combination of trade-secret protection and confidentiality and/or license agreements with our employees, customers, partners, and others to protect our proprietary rights. Relative to our distributors, we rely on a more customary form of confidentiality protection. It is our general practice to enter into confidentiality and invention assignment agreements with all of our employees and independent contractors. Such agreements include a confidentiality undertaking by the employee or independent contractor; ensure that all new intellectual property developed in the course of our relationship with employees or independent contractors is assigned to us; and require the employee or independent contractor to cooperate with us to protect our intellectual property during and after their relationship with us. With respect to our financial education and technology business, the intellectual property that makes our business competitive consists of, among others, valuable trade secrets, know-how, concepts, methods, techniques and materials used in our business, consisting principally of educational materials, domain names, relationships with strategic vendors and customer lists.

With respect to our cryptocurrency mining business, we actively use specific hardware and software. In certain cases, source code and other software assets may be subject to an open-source license, as much technological development underway in this sector is open source. For these works, we adhere to the terms of any license agreements that may be in place. We do not currently own, and do not have any current plans to seek, any patents in connection with our existing and planned blockchain and cryptocurrency related operations.

With respect to our planned Brokerage and Financial Markets business, in September 2021 we acquired the source code and object code of the proprietary algorithmic trading platform of MPower. This also included all know-how and other intellectual property necessary, useful and/or used in the software. We also acquired a proprietary trading platform in connection with our acquisition of Opencash in March 2024. The proprietary elements of each of our trading platforms are protected as trade secrets.

With respect to our health, beauty and wellness business, we own two trademarks that have been registered with the United States Patent and Trademark Office and have filed applications to register additional trademarks. In addition, we claim domestic trademark and service mark rights in numerous additional marks that we use. We regard our trademarks and other proprietary rights as valuable assets and believe they make a significant positive contribution to the marketing of our products. We protect our legal rights concerning our trademarks by appropriate legal action. We rely on common law trademark rights to protect our unregistered trademarks. Common law trademark rights do not provide us with the same level of protection as afforded by a United States federal registration of a trademark. In addition, common law trademark rights are limited to the geographic area in which the trademark is actually used. We may not register all or even some of our trademarks in every country in which we conduct business or intend to conduct business.

Corporate History

Investview was incorporated in the State of Utah on January 30, 1946, under its prior name Uintah Mountain Copper Mining Company. After the commencement and abandonment of several business plans, and after several name changes and change of domicile to Nevada, on March 27, 2012, we adopted our new business model and changed our name to Investview, Inc.

Internet Address

Additional information concerning our business can be found on our website at www.investview.com for the most up-to-date corporate financial information, presentation announcements, transcripts, and archives. Information regarding our products and services offered by our wholly owned subsidiary, iGenius LLC, may be found at www.igeniusglobal.com. Information regarding SAFETek LLC is available at www.safeteksolutions.com. Information regarding Opencash Securities, LLC is available at www.opencash.com. Information regarding Renu Laboratories LLC is available at www.renulabs.com. Website links provided may change in the future. We make available free of charge on our website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports, as soon as reasonably practicable after we electronically file such material with or furnish it to the Securities and Exchange Commission.

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

Since 2021, we pursued the development of a brokerage and financial markets business. Our growth plan, however, contemplated the acquisition of a registered broker-dealer, which was originally to have been acquired from an affiliate of Joseph Cammarata, a former executive officer who was terminated in late 2021. However, due to delays and complications in that process, relating primarily to Mr. Cammarata’s then ongoing legal proceedings, even though unrelated to the business of the Company, we were caused in 2022 to abandon those efforts and continue our search for alternative acquisitions within the brokerage industry. With our 2024 acquisition of Opencash, a broker-dealer in the pre-revenue and early stages of its operations, we believe we will now be able to launch our expansion into the retail brokerage and financial markets industry. However, to do so, we will need to, among others, develop the infrastructure necessary to achieve retail operations, on-board customer support personnel and software developers, develop and implement a marketing strategy, secure the necessary securities clearing arrangements, continue the development of the online Opencash trading platform and complete our integration with the proprietary algorithmic trading platform we acquired in September 2021. Despite our best efforts, there can be no assurance that we will be able to achieve these objectives on a timely basis, if at all, as the development of an early-stage securities brokerage business involves inherent regulatory and operational risks and uncertainties.

Our business remains heavily impacted by interested party transactions with certain of our officers and directors.

Prior to 2022, the Company had engaged in a series of interested party transactions with its former directors and officers, Mario Romano and Annette Raynor. Those transactions were terminated in conjunction with a January 6, 2022, Separation and Release Agreement by which Mr. Romano and Ms. Raynor resigned their positions as officers and directors of the Company and surrendered 150,000,000 shares of our common stock. Subsequently, on September 9, 2023, we closed on the purchase in a private transaction of an aggregate of 302,919,223 shares of the Company’s common stock from sellers consisting of Mario Romano, Annette Raynor, and a series of their family members and related entities. These shares were purchased for aggregate consideration of $2,922,380, representing a price of $0.00964739 per share, with one-eighth of the purchase price paid on or about the closing, with the balance payable in a series of equal quarterly payments over seven (7) consecutive quarters thereafter.

During September 2021, we acquired, among other assets, a proprietary algorithmic trading platform from MPower, a business controlled by two members of our Board of Directors. The assets of MPower were acquired in consideration of the issuance of Class B Redeemable Units consisting of non-voting membership interests in our wholly owned subsidiary IFGH that are in the future redeemable for 565,000,000 Company common shares, presently representing over 23% of the Company’s current fully-diluted shares. To date, we have been unable to monetize on the assets we purchased from MPower.

Further, by virtue of an April 27, 2020 convertible note financing arrangement we have with DBR Capital, LLC (“DBR Capital”) (see “ITEM 13. Certain Relationships and Related Transactions, and Director Independence”), an affiliate of our Chairman, David B. Rothrock, we borrowed the principal amount of $3,300,000 under an aggregate of three convertible promissory notes that bear rates of interest between 20.00% and 38.50% per annum and are subject to conversion by DBR Capital at a price of $0.007 per share. Under the first three loans, DBR Capital had the right to lend to the Company up to an additional $7.7 million for which the Company had no call rights, on substantially the same terms as the prior loans, through December 31, 2024. In February 2025, the terms of the note financing arrangement were amended so that DBR Capital has been given until August 31, 2025 to lend to the Company a minimum of $2,000,000, and until December 31, 2026 to lend to the Company the balance of up to $5,700,000. The amendment also substantially reduces the interest rate for the first $2 million that may be advanced by DBR Capital from 38.5% to 18.75% per annum, and further substantially reduces the interest rate to 10% per annum (also from 38.5%) for any amounts loaned in excess of $2 million. The terms and conditions of the credit arrangements with DBR Capital could make it difficult for the Company to attract third-party capital in the future.

We might fail to realize the expected benefits and strategic objectives of our 2021 acquisition of a proprietary trading platform from a business affiliated with two members of the Company’s Board of Directors.

During September 2021, we acquired, among other assets, a proprietary algorithmic trading platform from MPower, a business controlled by two members of our Board of Directors. The assets of MPower were acquired in consideration of the issuance of Class B Redeemable Units consisting of non-voting membership interests in our wholly owned subsidiary IFGH that are in the future redeemable for 565,000,000 Company common shares on a one-for-one basis. While we believe that the trading platform that we acquired in the acquisition will become a fundamental part of our overall strategy to create a Brokerage and Financial Markets business, our expected deployment of those assets was unexpectedly delayed due to complications and delays in the process of finding a broker-dealer relating to a former officer’s then ongoing legal proceedings. Although we have since acquired a broker-dealer through our acquisition of Opencash in 2024, we might not achieve our expected, or any, return on this investment. To date, we have been unable to monetize on the assets we purchased from MPower. If we are unsuccessful at creating or growing this line of business, we may not be able to achieve our planned rates of growth or improve our market share, profitability or competitive position.

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

Unfavorable publicity associated with our now concluded SEC inquiry.

We have experienced unfavorable publicity for several years that, to some extent, we attribute to the SEC inquiry that had been ongoing since November 2021. The unfavorable publicity had a negative impact on our commercial banking and credit card processing relationships, employees, business, products, and reputation, and negatively impacted our ability to attract, motivate, and retain banking relationships, members and distributors, and our ability to generate revenue. In recognition that we settled the outstanding matter with the SEC, it would be our expectation that the unfavorable publicity we experienced in the past will dissipate over time; however, there can be no assurances to that effect.

We may be impacted by macroeconomic conditions due to global pandemics, epidemics or outbreaks of disease and the resulting global supply chain crisis.

Global trade conditions and consumer trends that originated during the COVID-19 pandemic may continue to persist and may also have long-lasting adverse impact on us and our industry. There are continued risks arising from new pandemics, epidemics or outbreaks of disease, which have had and could further have an adverse effect on suppliers and customers and create significant volatility and uncertainty and economic disruption. We believe the extent to which global pandemics ultimately impact our business, financial condition, results of operations or cash flows will depend on numerous evolving factors that we may not be able to accurately predict, including, without limitation: the duration and scope of the pandemic; the success in delivering and efficacy of vaccines; governmental, business and individuals’ actions that have been and will be taken in response to the pandemic (including restrictions on travel and transport and workforce pressures); the effect on our suppliers and customers and customer demand for our core products and services; the effect on our sources of supply; the impact of the pandemic on economic activity and actions taken in response; closures of our and our suppliers’ and customers’ offices and facilities; the ability of our customers to pay for our products and services; financial market volatility; commodity prices; and the pace of recovery. We cannot predict the duration or direction of current or new global trends or their sustained impact. Ultimately, we continue to monitor macroeconomic conditions to remain flexible and to optimize and evolve our business as appropriate, and we will have to accurately project demand and infrastructure requirements globally and deploy our workforce and capital resources accordingly. If we experience unfavorable global market conditions, or if we cannot or do not maintain operations at a scope that is commensurate with such conditions or are later required to or choose to suspend such operations again, our business, prospects, financial condition, and operating results may be harmed.

During 2024, we instituted collection efforts through litigation against one of our credit card processors and its clearing bank as efforts to account for and collect approximately $1.87 million of our credit card receivables that were supposed to have been held by them in reserve, have not proven successful.

The Company’s financial statements as of December 31, 2024, reflect a receivables balance of $2.53 million. Of that balance, $2.19 million represents receivables that arise out of credit card transactions generated by the Company’s iGenius subsidiary. The credit card transactions that arise out of the ordinary course operations of the Company’s iGenius subsidiary are processed by the Company’s credit card processors, in conjunction with their clearing banks. Over time, the balance of credit card collections being held by one of our credit card processors and its clearing bank, which are legally supposed to be held for the benefit of the Company, subject to coverage for chargebacks and other normal course collection issues, has increased to approximately $1.87 million, an amount that has been generally confirmed by the credit card processor. As they had been unresponsive to our repeated demands for payment, claiming that they were in the process of concluding their internal accounting of the amounts due and status of our accounts, in March 2024, the Company instituted a lawsuit against this credit card processor and its clearing bank seeking, among other things, an accounting for and repayment of the withheld funds. Notwithstanding, to date, we have been unable, through negotiations and through our lawsuit, to recover any amount of the receivable balances owed to us as the credit card processor asserts, among others, that it continues to evaluate possible exposure to chargebacks and other normal course collection issues. Recently, however, the Company’s application for a pre-judgment writ of attachment against both the credit card processor and the clearing bank, has been granted. Although the Company’s collection efforts will likely be enhanced by application of the pre-judgment writ of attachment, there can still be no assurances that the Company will be able to collect some or all of the funds owed to it. Should the Company be unable to collect some or all of the funds owed, it will be caused to incur a corollary bad debt expense of up to the uncollected amount which is currently approximately $1.87 million. Furthermore, the Company may be caused under generally accepted accounting principles to incur a bad debt expense if it is determined that the amounts owed to the Company are unlikely to be collected, although the Company has not yet reached that conclusion. A charge of up to $1.87 million, which represents less than 10% of the Company’s current assets, would not have a material adverse effect upon the Company’s long-term liquidity, however, could have a material adverse effect upon the Company’s net earnings in the period incurred.

Cyber-attacks may disrupt our operations and expose us to significant liability.

We are at risk for cyber-attacks, such as phishing, and other attempts to gain unauthorized access to our systems, and we anticipate continuing to be subject to such attempts. There is an ongoing risk that some or all of our cryptocurrencies could be lost or stolen as a result of one or more of these incursions. As we increase in size, we may become a more appealing target of hackers, malware, cyber-attacks or other security threats, and, despite our implementation of strict security measures and frequent security audits, it is impossible to eliminate all such vulnerability. For instance, we may not be able to ensure the adequacy of the security measures employed by third parties, such as our service providers. Additionally, though we provide cybersecurity training for employees, we cannot guarantee that we will not be affected by attempted security breaches. Efforts to limit the ability of malicious actors to disrupt the operations of the internet or undermine our own security efforts may be costly to implement and may not be successful. Such breaches, whether attributable to a vulnerability in our systems or otherwise, could subject us to liability to our customers, suppliers, business partners and others, or give rise to legal and/or regulatory action, which could damage our reputation or otherwise materially harm our business, operating results, and financial condition, and result in claims of liability against us, damage our reputation and materially harm our business.

We rely primarily on a well-known U.S. based third-party digital asset-focused custodian to safeguard our Bitcoin. If our third-party service provider experiences a security breach or cyber-attack and unauthorized parties obtain access to our Bitcoin, we may lose some or all of our Bitcoin and our financial condition and results of operations could be materially adversely affected.

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

We may not be able to fully protect our proprietary rights, and we may infringe upon the proprietary rights of others, which could result in costly litigation.

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

Although we have implemented various security mechanisms, our business is vulnerable to computer viruses, physical or electronic break-ins, and similar disruptions, which could lead to interruptions, delays, or loss of data. For instance, because a portion of our revenue is based on individuals using credit cards to purchase memberships over the Internet, our business could be adversely affected by credit card fraud and other electronic break-ins or disruptions. Additionally, our operations depend on our ability to protect systems against damage from fire, earthquakes, power loss, telecommunications failure, and other events beyond our control. Moreover, our website may experience slower response times or other problems for a variety of reasons, including hardware and communication line capacity restraints, software failures, or significant increases in traffic when there have been important business or financial news stories. These strains on our systems could cause customer dissatisfaction and could discourage visitors from becoming paying subscribers. Our websites could experience disruptions or interruptions in service due to the failure or delay in the transmission or receipt of information from us. These types of occurrences could cause users to perceive our website and technology solutions as not functioning properly and cause them to use other methods or services of our competitors. Any disruption resulting from these actions may harm our business and may be expensive to remedy, may not be fully covered by our insurance, could damage our reputation, and discourage new and existing users from using our products and services. Any disruptions could increase costs and make profitability even more difficult to achieve.

We will need to introduce new products and services and enhance existing products and services to remain competitive.

Our future success depends in part on our ability to develop and enhance our products. In addition, the adoption of new internet, networking or telecommunications technologies or other technological changes could require us to incur substantial expenditures to enhance or adapt our services or infrastructure. There are significant technical and financial costs and risks in the development of new or enhanced products, including the risk that we might be unable to effectively use new technologies, adapt our services to emerging industry standards, or develop, introduce and market enhanced or new products. An inability to develop new products, or enhance existing offerings, could have a material adverse effect on our profitability.

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

Our iGenius products and services are marketed by a global network of independent distributors using a direct selling business model. Although we believe that our direct selling business model is in material compliance with applicable legal standards, direct selling programs, in general, have often been the target of regulatory scrutiny by federal, state, and local governmental agencies in the United States and foreign countries, including the FTC. These laws and regulations are generally intended to prevent fraudulent or deceptive schemes, often referred to as “pyramid” schemes, which compensate participants primarily for recruiting additional participants without significant emphasis on product sales, whereas the more successful direct selling business models have and emphasize sales of products and services. The regulatory requirements concerning direct selling programs do not include “bright line” rules and are inherently fact-based and, thus, we are subject to the risk that these regulations or the enforcement or interpretation of these regulations by regulators or courts can change. The adoption of new regulations, or changes in the interpretations or enforcement of existing regulations, may result in significant compliance costs or require us to change or cease aspects of our network marketing program. In addition, the ambiguity surrounding these regulations can also affect the public perception of our business. In the normal course of operations, we may periodically receive an inquiry from a foreign regulator relative to matters of this nature, however, to our knowledge we are not under formal investigation relative to the practices of our direct selling network activities in any foreign country.

We have recently had to respond to allegations from Canadian Securities regulators that our iGenius business unit engaged in unlicensed regulated securities activities; Our business could be negatively affected if we are required to defend similar allegations from securities regulators in the United States or in other foreign countries in which we do business.

From time to time, we receive notices or formal actions from foreign or domestic regulatory authorities or administrative agencies, which assert that certain activities of our iGenius business constitute unlicensed activities as an unregistered securities dealer or advisor under local laws. However, we do not believe that our iGenius business unit violates any such laws as we believe we are merely a provider of financial education and related tools that access information that is available publicly or without a licensing requirement, or that through affinity programs provide access to lawful services or products offered by third parties neither owned or operated by iGenius. When we are confronted with such allegations, we may either elect to challenge the legal basis thereof when we believe it is appropriate or economically compelling, or in the instances in which the financial impact of the relief sought is de minimis, we may elect to settle with any such regulator, often without admitting any violation of law. Towards that end, we have recently been the target of regulatory scrutiny by securities regulators in Canada. During 2024, we received a letter of inquiry from the Ontario Securities Commission (“OSC”) in which they questioned whether iGenius was engaged in securities activities without being registered under their securities act. Specifically, the OSC identified concerns that iGenius was selling ndau – which they considered an investment contract – and also noted that they had concerns about certain third-party product offerings and access to market experts that were made available to iGenius customers. Even though we believe that our iGenius business fully complies with all applicable securities laws, due to the immaterial scope and scale of our operations in Ontario, Canada, we elected to settle the matter with the OSC without the need to engage in a protracted and costly legal dispute. Rather, we agreed with the OSC to conclude the inquiry by implementing a geoblock throughout Ontario such that no Ontario-based customers would be able to access any of the disputed product offerings.

Later in 2024, we and one of our independent distributors received an enforcement action from the financial regulators in Quebec, Canada, known as the Autorité des marchés financiers (the “AMF”), in which they challenged certain inappropriate marketing communications they characterized as “inappropriate” made by this particular distributor, and as well alleged that iGenius was inappropriately engaging in regulated securities activity without being appropriately registered to do so in Quebec. In discussions with the AMF, it became clear that the focus of their inquiry was on certain “touting” of financial results by this particular distributor which we concluded was unauthorized and in violation of our own internal policies and we terminated the distributor. As well, the AMF raised concerns about certain “robotic” trading platforms that were made available to iGenius customers through third-party products that iGenius makes available to its subscribers. Even though we believe that our iGenius business fully complies with all applicable securities laws, due to the immaterial scope and scale of our operations in Quebec, Canada, we elected to engage in settlement discussions with the AMF without the need to engage in a protracted and costly legal dispute. In addition to the termination of our distributor, we have reached a tentative understanding in principle with the AMF by which we offered to institute in Quebec the same type of geoblock that we implemented in Ontario, as well as agreed to pay a CAD $15,000 fine. The parties are negotiating the terms of a written settlement agreement, and the agreement is still subject to AMF approval.

We have carefully evaluated the basis for the claims asserted by the OSC and the AMF and we have concluded that our iGenius business unit operates generally in compliance with applicable securities rules and regulations. Our completed and pending settlements, however, with the OSC and AMF could expose us to similar claims from other securities regulators in the United States and in other foreign countries in which we operate. Were such claims to be made, we could be exposed to having to defend our business model in protracted and costly legal disputes, or else engage in similar settlements in which we agree to limit the geographic scope of our operations, either of which alternatives could have an adverse effect on our liquidity and operations.

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

Through our iGenius membership program and our now discontinued Apex sale and leaseback program, our members gained access to a variety of benefits provided through third party partnerships and affinity arrangements, including products and services provided by third party investment professionals and access to a proprietary digital currency called “ndau” (which was discontinued during August 2023). We cannot ensure that such third-party providers will comply with their contractual requirements to our members or with applicable laws, rules, and regulations. Any significant failures by them could cause us to incur losses and could harm our reputation.

Our business could be negatively affected by claims related to a financial product underwritten, administered and managed by a third-party provider, Total Protection Plus.

Included in the Apex sale and leaseback program that was discontinued in 2021, was a “guaranteed assets buy-back product” underwritten, administered and managed by a third-party provider, Total Protection Plus (“TPP”), which was intended to provide customers who participated in the Apex sale and leaseback program with a financial protection program (the “TPP Program”), under which customers, provided they complied with certain TPP required claims procedures, could elect to collect a cash payout in either a five-or-ten year interval after their initial purchase. As part of their sales and marketing materials, TPP represented that they were a purported affiliate of a well-known global insurance brokerage firm that had sufficient capital resources, reserves and liquidity to support any payouts needed to satisfy their obligations under the TPP Program. TPP was paid substantial premiums for the program. In most instances, the premium for the TPP program was included in the package price for the Apex program, at no additional cost to the customer.

Separately, iGenius members who purchased ndau from the Company through an Oneiro sponsored ndau distribution program, were also given the opportunity to participate in a TPP Program similar to the program offered to our Apex customers; which in this case was intended to provide customers who purchased ndau with a financial protection program under which such customers, provided they complied with certain TPP required claims procedures, could elect to collect a cash payout in either a five- or ten-year interval after their initial purchase. Participation in this program was also in reliance on sales and marketing materials by which TPP represented that they were a purported affiliate of a well-known global insurance brokerage firm that had sufficient capital resources, reserves and liquidity to support any pay-outs needed to satisfy their obligations under the TPP Program. Prior to terminating the distribution of ndau during August 2023, we distributed over $16.6 million in ndau to our members purportedly supported by the TPP Program. As in the same case as had been done with respect to the Apex customers, TPP was paid substantial premiums for the program, and those premiums were included in the purchase price for the ndau program, at no additional cost to the customer.

During the fourth calendar quarter of 2021, we suspended any further offering of the TPP Program in connection with the sale of ndau after TPP was unable to comply with our vendor compliance protocols, having cited certain offshore confidentiality entitlements by which it was unwilling to provide evidence of its financial support arrangements. That suspension has remained in place as we have been unable to further validate the continued integrity of the TPP Program and the vendor’s ability to honor its commitments to our members; despite the payment of over $6 million to TPP to secure the benefits of the TPP Program. Our level of concern over the viability of the TPP Program has recently increased materially as we have come to learn that: (i) certain of our customers have been unable to reach TPP in order to process claims for their 5-year promised returns; (ii) certain customers have informed us that the TPP website has been inoperative and customers have been unable to process their claims; and (iii) an email communication purportedly from TPP, or an affiliate thereof, has been received by certain of customers in which the sender asserts that the obligations of TPP under the TPP Program were (unbeknownst to us and our customers) purportedly dependent on the financial wherewithal of another heretofore undisclosed TPP affiliate, that the email claims now has no ability to satisfy the commitments originally made by TPP.

To respond to these concerns, and in an effort to advance the interests of our customers, on March 28, 2025, we commenced an action against Total Protection Plus, UIU Holdings LLC, Jason R. Anderson, Jacob S. Anderson, and Schad E. Brannon (collectively, “TPP”), in the Court of Chancery of the State of Delaware captioned Investview et al., v. UIU Holdings, LLC et al., seeking to, among other things, compel TPP to fulfill the commitments that were made to the Company’s customers under the TPP Program.

We cannot ensure that TPP will comply with its contractual commitments to our customers, in which case these customers may not be able to realize the cash payouts promised by TPP; despite the substantial payments made to TPP to secure the benefits of the TPP Program. As the direct responsibility for compliance with the TPP Program resides with TPP; particularly as the program was underwritten, managed and administered by TPP as an independent third-party vendor (and with respect to ndau, the underlying ndau was developed and marketed by an additional third-party vendor), and in recognition of the customers’ acceptance of their participation in the program, we do not believe that we have any legal responsibility to cover any potential claims of customers who participated in the TPP Program. There is, however, a risk that any failure of TPP to perform its obligations to our customers could expose us to commercial claims of dissatisfied customers, regardless of the legal foundation associated therewith. The possible assertion of those claims could have an adverse effect on our business, financial condition, and operating results.

Risks Related to our Blockchain Technology and Crypto Mining Products and Services

Our success depends on external factors affecting the Bitcoin industry.

The Bitcoin industry has historically been subject to various risks relating to Bitcoin, as an asset, which have adversely affected the market price of Bitcoin. Ownership of Bitcoin has, historically, been concentrated in a relatively small number of persons or entities that, collectively, hold a significant number of Bitcoin (referred to as “whales” in the Bitcoin industry). While ownership of Bitcoin has diversified significantly in recent years, whales continue to exist whose market activity (e.g., sales of large numbers of Bitcoin) could have an adverse effect on the demand for, and market price of Bitcoin, which could have an adverse effect on our business and results of operation. Further, while larger, increasingly regulated exchanges with greater transparency and oversight have begun to proliferate, the Bitcoin economy remains nascent and largely opaque. The venues for Bitcoin transactions may experience greater operational problems and be exposed to a greater risk of facilitating unethical, fraudulent or illicit transactions (such as “wash trading”), than traditional financial markets and securities exchanges. Digital asset trading platforms may also be susceptible to “front-running” activity, which is the process by which someone uses technology or market advantage to obtain prior knowledge of upcoming transactions allowing bad actors to take advantage of forthcoming price movement and make economic gains at the cost of those who introduced the transactions. Front-running is a frequent activity on centralized and decentralized digital asset trading platforms. Further, venues for Bitcoin transactions do not typically make complete information regarding their ownership structure, management teams, corporate practices, and regulatory compliance available to the public, who are, therefore, unable to verify the impartiality of such venues in respect of the Bitcoin transactions they facilitate. As a result of such lack of regulation and transparency, as well as the risk posed by Bitcoin whales, wash trading and front-running, the public may lose confidence in Bitcoin transactions and the price integrity of the digital asset, which could adversely affect the market price of Bitcoin, perhaps materially, which would have an adverse impact on our business and results of operations.

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

Digital assets such as Bitcoin, that may be used, among other things, to buy and sell goods and services are a new and rapidly evolving industry of which the digital asset networks are prominent, but not unique, parts. The growth of the digital asset industry in general, and the digital asset networks of Bitcoin in particular, are subject to a high degree of uncertainty. The factors affecting the further development of the digital asset industry, as well as the digital asset networks, include:

●	continued worldwide growth in the adoption and use of Bitcoin and other digital assets;
●	government and quasi-government regulation of Bitcoin and other digital assets and their use, or restrictions on or regulation of access to and operation of the digital asset network or similar digital assets systems;
●	the maintenance and development of the open-source software protocol of the Bitcoin network;
●	changes in consumer demographics and public tastes and preferences;
●	the availability and popularity of other forms or methods of buying and selling goods and services, including new means of using fiat currencies;
●	general economic conditions and the regulatory environment relating to digital assets;
●	the impact of regulators focusing on digital assets and digital securities and the costs associated with such regulatory oversight;
●	a decline in the popularity or acceptance of the digital asset networks of Bitcoin, or similar digital asset systems, could adversely affect an investment in us; and
●	changes or improvements in mining technologies and cryptology that could pose a threat to the efficiency or security of current mining technologies, for example, if quantum computing overcomes 256-bit encryption.

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

These factors make it difficult to accurately predict the future market price of Bitcoin and may also inhibit consumer trust in and market acceptance of cryptocurrencies as a means of exchange, which could limit the future adoption of Bitcoin and, as a result, our assumptions could prove incorrect. If our assumptions prove incorrect and the future price of Bitcoin is not sufficiently high, our revenue from Bitcoin mining operations may not exceed our costs, and our operations may never achieve profitability.

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

We operate in a highly competitive market and if we fail to grow our hash rate, in a cost-effective manner, we may be unable to compete.

Generally, a Bitcoin miner’s chance of solving a block on the Bitcoin blockchain and earning a Bitcoin reward is a function of the miner’s hash rate, relative to the global network hash rate. As greater adoption of Bitcoin occurs, we expect that the demand for Bitcoin will continue to increase, drawing more mining companies into the industry and thereby increasing the global network hash rate. As new and more powerful miners are deployed, the global network hash rate will continue to increase, meaning a Bitcoin miner’s chance of earning Bitcoin rewards will decline unless it deploys additional hash rate at pace with the industry. Accordingly, to compete in this highly competitive industry, we believe we will need to continue to acquire new more effective and energy-efficient miners, both to replace those lost to ordinary wear-and-tear and other damage, and to increase our hash rate to keep up with a growing global network hash rate.

These new miners are highly specialized servers that are difficult to produce at scale. As a result, there are limited producers capable of supplying large numbers of sufficiently effective miners, and, as demand for new miners has increased, and will likely continue to increase, in response to increased Bitcoin prices, we have observed that the price of these new miners has also increased. If we are unable to acquire enough new miners or otherwise access sufficient capital to fund acquisitions to grow our hash rate, our results of operations and financial condition could be adversely affected, as could investments in our securities.

Bitcoin is programmatically subject to “Halving,” meaning that the Bitcoin rewarded for solving a block will be reduced in the future and its value may not commensurately adjust to compensate us for such reductions.

Bitcoin is subject to Halving, which is the process by which the Bitcoin reward for solving a block is reduced by 50% for every 210,000 blocks that are solved. This Halving occurs approximately every 4 years and means that the amount of Bitcoin we (or any other miner) are rewarded for solving a block in the Blockchain is permanently cut in half. For example, the last Halving occurred in April 2024, with a revised payout of 3.125 Bitcoin per block solved, down from the previous reward rate of 6.25 Bitcoin per block solved. There can be no assurance that the price of Bitcoin will sufficiently increase to justify the increasingly high costs of mining for Bitcoin given the Halving feature. If a corresponding and proportionate increase in the trading price of Bitcoin does not follow these anticipated Halving events, the revenue we earn from our mining operations would see a corresponding decrease, which would have a material adverse effect on our business and operations. To illustrate, even if the price of Bitcoin remains at its price as of today, all other factors being equal (including the same number of miners and a stable hash rate) our revenue would decrease substantially upon the next Halving.

Further, due to the Halving process, unless the underlying code of the Bitcoin Blockchain is altered (which may be unlikely or difficult given its decentralized nature), the supply of Bitcoin is finite, as detailed in the risk factor above. For the foregoing reasons, the Halving feature exposes us to inherent uncertainty and reliance upon the historically volatile price of Bitcoin, rendering an investment in us particularly speculative, especially in the long-term.

We are subject to risks associated with our need for significant electrical power, with that risk heightened as we are currently supplied electrical power by a sole source provider.

Our Bitcoin mining operations have required significant amounts of electrical power, and, to the extent we purchase additional miners or acquire new miners which require higher energy inputs, our electricity requirements would grow. If we are unable to continue to obtain sufficient electrical power to operate our miners on a cost-effective basis, we may not realize the anticipated benefits of our capital investments in our miners. Even at our current energy usage, there can be no guarantee that our operational costs will not increase in the future. Additionally, our mining operations could be materially adversely affected by prolonged power outages, and we may have to reduce or cease our operations in the event of an extended power outage, or as a result of the unavailability or increased cost of electrical power.

The foregoing risk is heightened as a result of our reliance on a sole source provider of electrical power. We are dependent on the sole host of our power supply in Northern Europe who provides our power generation through hydroelectric sources. While our relationship with our sole power supplier is good, and while we generally have sufficient supply to conduct our business operations as presently contemplated, since the beginning of 2024, our power supply has been curtailed by up to approximately 60% as a direct result of low water levels that have cutback local hydroelectric power capacity. We believe the potential adverse effect of the power supply curtailment and our reliance on a sole power supplier was mitigated in large part due to our decision to curtail our Bitcoin mining operations (and, in turn, our electrical usage) until we could mine on a cost-effective basis. Thus, while the power supply curtailment has not yet had an adverse effect on our business, if Bitcoin market conditions become more favorable and cost-effective and we determine to ramp our mining operations back to their full capacity and the power supply curtailment continues or our sole provider raises its prices or cannot meet our needs, our business and results of operations could be materially and adversely affected, and investors in our securities could be harmed.

Climate change, and the regulatory and legislative developments related to climate change, may materially adversely affect our business and financial condition.

The impacts of climate change may materially and adversely impact the cost, production and financial performance of our operations. Further, any impacts to our business and financial condition as a result of climate change are likely to occur over a sustained period of time and are therefore difficult to quantify with any degree of specificity. For example, extreme weather events may result in adverse physical effects on portions of our infrastructure, which could disrupt our supply chain and ultimately our business operations. In addition, disruption of transportation and distribution systems could result in reduced operational efficiency and customer service interruption. Climate related events have the potential to disrupt our business, including the business of our customers, and may cause us to experience higher attrition, losses and additional costs to resume operations. As noted in the prior risk factor, since the beginning of 2024, our power supply has been curtailed by up to approximately 60% as a direct result of low water levels that have cutback local hydroelectric power capacity. We are unable to predict when our mining levels will return to pre-2024 levels. A prolonged disruption in our power supply levels could have a material adverse effect on our bitcoin mining operations, and possibly our overall results of operations.

In addition, a number of governments or governmental bodies have introduced or are contemplating legislative and regulatory changes in response to various climate change interest groups and the potential impact of climate change. Given the significant amount of electrical power required to operate cryptocurrency miners, as well as the environmental impact of mining for metals used in the production of mining servers, the cryptocurrency mining industry may become a target for future environmental and energy regulation. Legislation and increased regulation regarding climate change could impose significant costs on us and our suppliers, including costs related to capital equipment, environmental monitoring and reporting, and other costs to comply with such regulations. Any future climate change regulations could also negatively impact our ability to compete with companies situated in areas not subject to such limitations. Given the political significance and uncertainty around the impact of climate change and how it should be addressed, we cannot predict how legislation and regulation will affect our financial condition, operating performance and ability to compete. Furthermore, even without such regulation, increased awareness and any adverse publicity in the global marketplace about potential impacts on climate change by us or other companies in our industry could harm our reputation. Any of the foregoing could result in a material adverse effect on our business and financial condition.

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

In addition, there continues to be a lack of consistent climate legislation, which creates economic and regulatory uncertainty for our business because the cryptocurrency mining industry, with its high energy demand, may become a target for future environmental and energy regulation. New legislation and increased regulation regarding climate change could impose significant costs on us and our suppliers, including costs related to capital equipment, environmental monitoring and reporting, and other costs to comply with such regulations. Further, any future climate change regulations could also negatively impact our ability to compete with companies situated in areas not subject to such limitations.

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

The Office of Financial Assets Control (“OFAC”) of the U.S. Department of Treasury requires us to comply with its sanction program and not conduct business with persons named on its specially designated nationals (“SDN”) list. However, because of the pseudonymous nature of blockchain transactions we may inadvertently and without our knowledge engage in transactions with persons named on OFAC’s SDN list. Our Company’s policy prohibits any transactions with such SDN individuals, but we may not be adequately capable of determining the ultimate identity of the individual with whom we transact with respect to cryptocurrency assets; for example, the use of cryptocurrencies, including Bitcoin, as a potential means of avoiding federally imposed sanctions, such as those imposed in connection with the Russian invasion of Ukraine. On March 2, 2022, a group of United States Senators sent the Secretary of the United States Treasury Department a letter asking Secretary Yellen to investigate its ability to enforce such sanctions vis-à-vis Bitcoin, and on March 8, 2022, President Biden announced an executive order on cryptocurrencies which seeks to establish a unified federal regulatory regime for cryptocurrencies. We are unable to predict the nature or extent of new and proposed legislation and regulation affecting the cryptocurrency industry, or the potential impact of the use of cryptocurrencies by SDN or other blocked or sanctioned persons, which could have material adverse effects on our business and our industry more broadly. Further, we may be subject to investigation, administrative or court proceedings, and civil or criminal monetary fines and penalties as a result of any regulatory enforcement actions, all of which could harm our reputation and affect the value of our common stock.

Bitcoin and Bitcoin mining, as well as cryptocurrencies generally, may be made illegal in certain jurisdictions, including the ones we operate in, which could adversely affect our business prospects and operations.

Although we do not anticipate any material adverse regulations on Bitcoin mining in our jurisdictions of operation, it is possible that state or federal regulators may seek to impose harsh restrictions or total bans on cryptocurrency mining which may make it impossible for us to do business without relocating our mining operations, which could be very costly and time consuming. Further, although Bitcoin and Bitcoin mining, as well as cryptocurrencies generally, are largely unregulated in most countries (including the United States), regulators in certain jurisdictions may undertake new or intensify existing regulatory actions in the future that could severely restrict the right to mine, acquire, own, hold, sell, or use cryptocurrency or to exchange it for traditional fiat currency such as the United States Dollar. Such restrictions may adversely affect us as the large-scale use of cryptocurrencies as a means of exchange is presently confined to certain regions globally. Such circumstances could have a material adverse effect on us, which could have a material adverse effect on our business, prospects or operations and potentially the value of any Bitcoin we mine or otherwise acquire or hold for our own account, and thus negatively affect the value of our common stock.

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

Risks Related to Our Health, Beauty and Wellness Business

We have a limited history in the health, beauty and wellness industry upon which you can evaluate our business and prospects.

Our prospects must be considered in light of the risks encountered by companies in the early stages of development in highly competitive markets, particularly the markets for health, wellness and beauty products. You should consider the frequency with which early-stage businesses encounter unforeseen expenses, difficulties, complications, delays and other adverse factors.

Our products are subject to government regulation, both in the US and abroad, which could increase our costs significantly and limit or prevent the sale of our products.

The manufacturing, packaging, labeling, advertising, promotion, distribution, and sale of our products are subject to regulation by numerous national and local governmental agencies in the United States and other countries. The primary regulatory bodies in the United States are the FDA and FTC. Failure to comply with these regulatory requirements may result in various types of penalties or fines. These include injunctions, product withdrawals, recalls, product seizures, fines, and criminal prosecutions. Approvals or licensing may be conditioned on reformulation of products or may be unavailable with respect to certain products or product ingredients. Any of these government agencies, as well as legislative bodies, can change existing regulations, or impose new ones, or could take aggressive measures, causing or contributing to a variety of negative consequences, including:

●	requirements for the reformulation of certain or all products to meet new standards;

●	the recall or discontinuance of certain or all products;

●	additional record keeping;

●	expanded documentation of the properties of certain or all products;

●	expanded or different labeling;

●	adverse event tracking and reporting; and

●	additional scientific substantiation.

Any or all of these requirements could have a material adverse effect on us. There can be no assurance that the regulatory environment in which we operate will not change or that such regulatory environment, or any specific action taken against us, will not result in a material adverse effect on us.

If we experience product recalls, we may incur significant and unexpected costs, and our business reputation could be adversely affected.

We may be exposed to product recalls and adverse public relations if our products are alleged to cause injury or illness, or if we are alleged to have violated governmental regulations. A product recall could result in substantial and unexpected expenditures, which would reduce operating profit and cash flow. In addition, a product recall may require significant management attention. Product recalls may hurt the value of our brands and lead to decreased demand for our products. Product recalls also may lead to increased scrutiny by federal, state or international regulatory agencies of our operations and increased litigation and could have a material adverse effect on our business, results of operations, financial condition and cash flows.

We may experience product liability claims and litigation to prosecute such claims, and although we maintain product liability insurance, which we believe to be adequate for our needs, there can be no assurance that our insurance coverage will be adequate or that we will be able to maintain adequate insurance coverage.

As a manufacturer and a distributor of products for human use and consumption, we may experience product liability claims and litigation to defend such claims. Additionally, the manufacture and sale of these products involves the risk of injury to consumers as a result of tampering by unauthorized third parties or product contamination. We carry insurance coverage in the types and amounts that we consider reasonably adequate to cover the risks we face. If insurance coverage is inadequate or unavailable or premium costs continue to rise, we may face additional claims not covered by insurance, and claims that exceed coverage limits or that are not covered could have a material adverse effect on us.

Disruption in our supply chain and changes to tax or trade policy could negatively impact our business.

Some of the ingredients, packaging materials, and other products we purchase may only be available from a single supplier or a limited group of suppliers, including suppliers located outside the U.S. in China and Canada. While alternate sources of supply are generally available, the supply and price are subject to market conditions and are influenced by other factors beyond our control. We do not have long-term contracts with many of our suppliers, and therefore they could increase prices or cease doing business with us. As a result, we may be subject to price fluctuations or demand disruptions.

The prices of raw materials, packaging materials and freight are subject to fluctuations in price attributable to, among other things, global competition for resources, weather conditions, changes in supply and demand of raw materials, or other commodities, fuel prices and government-sponsored agricultural programs. Volatility in the prices of raw materials and other supplies we purchase could increase our cost of sales and reduce our profitability, and we have no guarantees that prices will not rise. Our ability to pass along higher costs through price increases to our customers is dependent upon competitive conditions and pricing methodologies employed in the various sales channels in which we compete, and we may not be successful in implementing price increases. In addition, any price increases we do implement may result in lower sales volumes. Customers and consumers may choose to shift purchases to lower-priced private label or other value offerings which may adversely affect our results of operations.

Additionally, any major changes in tax or trade policy, such as the imposition of additional tariffs or duties on imported products, or trade sanctions, between the U.S. and countries from which we source merchandise, directly or indirectly, could require us to take certain actions, such as raising prices on our products or seeking alternative sources of supply from vendors with whom we have less familiarity, which could adversely affect our reputation, revenue, and our results of operations.

Risks Related to Our Common Stock

We may need to raise additional capital to execute on our growth plan. If we are unable to raise additional capital, our business may fail.

Although our current financial resources are sufficient for us to sustain our existing operations, we may be required to raise additional capital to help finance our planned growth within the financial services sector; particularly, as we will be caused to fund the start-up operations and planned expansion of our newly acquired entities, Renu Labs and Opencash. If we find that we need, but are unable, to obtain adequate additional financing, we may not be able to successfully market and sell our products and our business operations will most likely be discontinued. To secure additional financing, we may need to borrow money or sell more securities. Under these circumstances, we may be unable to secure additional financing on favorable terms or at all. Selling additional stock, either privately or publicly, would dilute the equity interests of our stockholders. If we borrow money, we will have to pay interest and may also have to agree to restrictions that limit our operating flexibility. If we are unable to obtain adequate financing on terms acceptable to us, we may have to curtail business operations, which would have a material negative effect on operating results and most likely result in a lower stock price.

Our recent settlement with the SEC may limit our ability to access private financings.

Our recent January 17, 2025 settlement with the SEC, in as much as it causes us to cease and desist from committing any further violations of Sections 5(a) and 5(c) of the Securities Act, could, absent an SEC waiver, impair our efforts to raise private capital under a commonly used exemption from the SEC’s registration requirements, which could make our financing efforts more difficult and less efficient.

Our common stock price has been and may continue to be extremely volatile.

Our common stock has closed as low as $0.004 per share and as high as approximately $0.030 per share during the year ended December 31, 2024. We believe this volatility may be caused, in part, by variations in our quarterly operating results, delays in development of our technologies, changes in market valuations of similar companies, and the volume of our stock in the market.

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

Sales of substantial amounts of our common stock in the public markets or the perception that sales might occur, could cause the trading price of our common stock to decline.

Our current and former officers, directors and certain of our significant shareholders will soon be permitted to sell in the market up to an aggregate of approximately 381,205,961 shares of our common stock, as well as 565 million shares of our common stock that may be issuable in the future upon the redemption, if at all, of shares of Class B Redeemable Units of our IFGH subsidiary, that were issued in September 2021 in connection with our acquisition of the algorithmic trading platform of MPower, as the lock-up agreement that prohibited any such market sales is scheduled to expire on April 25, 2025. Sales of substantial amounts of stock in the public markets following the expiration of the lock-up period, or the perception that sales might occur, could cause the trading price of our common stock to decline.

Conversion of existing convertible notes purchased by DBR Capital could cause additional substantial dilution to our stockholders.

Under the terms of its convertible notes, DBR Capital has the right to convert an aggregate of $3.3 million in principal of convertible notes into shares of our common stock at a conversion price of $0.007 per share. Exclusive of interest that could accrue on these notes, conversion of the outstanding principal of these notes would result in the issuance to DBR Capital of approximately 471 million additional shares of our common stock. Substantial additional dilution of up to an additional 1,100,000,000 shares of our common stock could be experienced by our shareholders should DBR Capital advance and ultimately convert additional notes of $7.7 million on or before December 31, 2026. The presence of these arrangements could make it difficult for the Company to attract third-party capital in the future.

Special Governance Rights included within DBR Capital’s investments enable DBR Capital to retain significant control of the Company for the foreseeable future.

In connection with its investment, DBR Capital, LLC, has been accorded certain special governance rights, including the right to appoint four of our seven directors, and to require that certain capital, financial and other material actions of our board of directors be approved by at least one DBR Capital-appointed director, who shall be David B. Rothrock if he is then serving as a director. The special governance rights shall remain in place for so long as DBR Capital holds a convertible note or any of our other securities. The presence of these governance rights could make it difficult for the Company to attract third-party capital in the future.

The trading price of shares of our common stock may increase or decrease as does the trading price of Bitcoin and other digital currencies, which subject investors to pricing risks, including “bubble” type risks, and volatility.

Because of our connection with Bitcoin, the trading prices of our common stock may at times be tied to the trading prices of Bitcoin and such other digital currencies. Specifically, we may experience adverse effects on our stock price when the value of Bitcoin or other digital currencies drops. Furthermore, if the market for Bitcoin or other digital currency company stocks or the stock market in general experiences a loss of investor confidence, the trading price of our stock could decline for reasons unrelated to our business, operating results or financial condition. The trading price of our common stock could be subject to arbitrary pricing factors that are not necessarily associated with traditional factors that influence stock prices or the value of non-cryptocurrency assets such as revenue, cash flows, profitability, growth prospects or business activity since the value and price, as determined by the investing public, may be influenced by uncertain contingencies such as future anticipated adoption or appreciation in value of cryptocurrencies or Blockchains generally, and other factors over which we have little or no influence or control.

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

During September 2021, we acquired, among other assets, a proprietary algorithmic trading platform from MPower, a business controlled by two members of our Board of Directors. The assets of MPower were acquired in consideration of the issuance of Class B Redeemable Units consisting of non-voting membership interests in our wholly owned subsidiary IFGH that are in the future redeemable for 565,000,000 Company common shares on a one-for-one basis. That could ultimately result in the issuance of 565,000,000 Company common shares, presently representing over 23% of the Company’s current fully-diluted shares.

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

Although our common stock is quoted on the OTCQB, a regular trading market for our common stock may not be sustained in the future. OTC Markets limits quotation on the OTCQB to securities of issuers that are current in their reports filed with the Securities and Exchange Commission. If we fail to remain current in the filing of our reports with the Securities and Exchange Commission, our common stock will not be able to be quoted on the OTCQB. The OTCQB is an inter-dealer market that provides significantly less liquidity than a national securities exchange or automated quotation system.

Because we have no plans to pay dividends on our common stock, stockholders must look solely to appreciation of our common stock to realize a gain on their investments.

We do not anticipate paying any dividends on our common stock in the foreseeable future. First, because we intend to retain earnings, if any, to finance the development and expansion of our business. Next, we are subject to certain restrictions on declaring dividends under our existing convertible note financing arrangements with DBR Capital, LLC and the Certificate of Designation of our Series B Preferred Stock. Our future dividend policy is within the discretion of our board of directors and will depend upon numerous factors, including our business, financial condition, results of operations, capital requirements, and investment opportunities. Accordingly, stockholders must look solely to appreciation of our common stock to realize a gain on their investment. This appreciation may not occur.

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

Our data is dynamically backed up to mitigate against data loss. To prevent unauthorized access and data breaches, we encrypt sensitive data both in transit and at rest. We have also implemented access controls and multi-factor authentication to ensure that only authorized personnel can access sensitive information. We also utilize third-party information technology systems vendors to conduct regular network and endpoint monitoring.

Our risk management program is comprised of, among other things, policies that are designed to identify, assess, manage, and mitigate cybersecurity risk, and is based on applicable laws and regulations, derived from industry standards and best practices. These policies are intended to identify cybersecurity threats that may be associated with both internally managed systems and systems managed by third-party service providers.

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

Governance

Our board, Senior Information Officer (“SIO”) and management actively assess the Company’s cybersecurity and data privacy risk management practices with the goal of being proactive rather than reactive. Our SIO and management regularly review the Company’s cybersecurity and data privacy risks, including our policies, controls and procedures for identifying, managing and mitigating such risks. Our SIO provides management with periodic reports regarding cybersecurity and data privacy measures and procedures, the identification of security gaps and compliance with applicable cybersecurity and data privacy regulations. Management then briefs our board at scheduled meetings regarding cybersecurity and data privacy developments.

Management and our SIO are responsible for day-to-day monitoring of the prevention, detection, mitigation and remediation of cybersecurity incidents. Our SIO, who reports to our Chief Operating Officer, has primary oversight of the material risks from cybersecurity and data privacy matters. Our SIO has more than 20 years of experience across various information technology, information security and management roles, including leading the development and implementation of cybersecurity and data privacy strategies for the employee and customer-facing aspects of our business.

In 2024, we did not identify any cybersecurity incidents or threats that have materially affected or are reasonably likely to materially affect our business strategy, results of operations or financial condition. However, despite our efforts, we may not be successful in eliminating all risks from cybersecurity threats and can provide no assurances that undetected cybersecurity incidents have not occurred. See Part I, Item 1A. “Risk Factors” of this Annual Report for more information regarding the cybersecurity risks we face.

Item 2. Properties

Our corporate headquarters consisting of approximately 7,102 square feet of office space are located at 521 West Lancaster Avenue, Second Floor, Haverford, Pennsylvania 19041 and are being leased under a one-year lease agreement that will expire in December 2025. Our iGenius LLC headquarters consisting of approximately 1,325 square feet of office space are located at 459 North 300 West, #15, Kaysville, Utah 84037 and is on a month-to-month lease. The manufacturing headquarters consisting of approximately 12,500 square feet of office and manufacturing space for Renu Laboratories LLC are located at 1836 Stout Drive, #1, 2, 5, 6, and 7, Warminster, Pennsylvania 18974 and are being leased under a 14-month lease that will expire in December 2025. Additionally, approximately 5,849 square feet of warehouse space for Renu Laboratories LLC located at 48 Vincent Circle, #48A, Ivyland, Pennsylvania 18974 is being leased for storage of materials and pre-finished goods under a 2-year lease agreement that will expire in December 2026. Our Opencash Securities LLC headquarters, consisting of approximately 134 square feet of office space, are located at 1120 NASA Parkway, #220C, Houston, Texas, 77058 and is on a one-year lease that will expire in December 2025. We lease administrative office space, which is located at 386 Main Street, #212, Wyckoff, New Jersey 07481 and is being leased under a two-year lease agreement that will expire in July 2025 with an option for the Company to terminate with 60 days’ written notice.

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

We are not currently involved in any material legal proceedings. However, during November 2021, we received a subpoena from the United States Securities and Exchange Commission (“SEC”) for the production of documents. The SEC order, the factual and legal findings of which we neither admit nor deny, relates to a program developed by prior management involving the sale/leaseback of high-performance server equipment primarily used for bitcoin mining to investors from July 2019 through June 2020. In its order, the SEC concluded that the interests of the Company offered in connection with the program were unregistered investment contracts sold in violation of Sections 5(a) and 5(c) of the Securities Act of 1933, as amended. On January 17, 2025, we reached an agreement and entered into a settlement with the SEC to resolve the inquiry. As part of the settlement, we agreed to pay the SEC a penalty of $375,000 and to cease and desist from continuing any further violations of Sections 5(a) and 5(c) of the Securities Act of 1933, as amended.

Item 4. Mine Safety Disclosure

Not applicable

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is quoted on the OTCQB under the symbol “INVU.” You should be aware that over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not necessarily represent actual transactions.

As of March 20, 2025, we had approximately 624 stockholders of record of our common stock and 1,858,525,896 shares of common stock issued and outstanding.

Dividends

Holders of shares of common stock are entitled to share pro rata in dividends and distributions for the common stock when, as, and if declared by the board of directors out of funds legally available therefor. We have not paid any dividends on our common stock. Other than payment of a dividend of $3.25 per annum, paid quarterly, on our 13% Series B Cumulative Redeemable Perpetual Preferred Stock (“Series B Preferred Stock”), we intend to retain earnings, if any, to finance the development and expansion of our business. In addition, we and our subsidiaries are subject to certain restrictions on declaring dividends under our existing Convertible Note Financing Arrangements with DBR Capital, LLC and the Certificate of Designation of our Series B Preferred Stock. Future dividend policy is subject to the discretion of the board of directors and will depend upon a number of factors, including future revenues, capital requirements, overall financial condition, and such other factors as our board of directors deems relevant.

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

Overview

We operate a diversified financial technology services company offering multiple business units across key sectors, including a financial education division offering tools, products and content through a global network of independent distributors; a manufacturing division focused on proprietary over-the-counter aesthetics, health, nutrition and cognitive wellness products for wholesale and retail markets, with strategic plans for global expansion; an early-stage online trading platform that intends to offer self-directed retail brokerage services; and a business unit that owns and operates a sustainable blockchain business focused on bitcoin mining.

Recent Material Developments

Private Share Repurchase Transactions

We have attempted to repurchase shares privately, when the circumstances arise, as an opportunistic way to use our existing cash resources strategically to add shareholder value by significantly reducing our outstanding capitalization at a discounted price to the market. These opportunities have arisen for us on three occasions. First, on September 29, 2023, we purchased for surrender in a series of private transactions, an aggregate of 302,919,223 shares of the Company’s common stock from two of our former Directors and executive officers, and a series of their family members and related entities. The shares were purchased for an aggregate consideration of $2,922,380, equating to a price of $0.00964739 per share; representing a discount of approximately 52.5% to the average market price at the time of closing. One-eighth of the purchase price was paid within seven (7) days of the closing, with the balance payable in a series of equal quarterly payments over seven (7) consecutive quarters thereafter. See Item 13 of this Form 10-K for additional details on the transaction.

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

Finally, on October 25, 2024, we announced that we entered into an agreement to purchase from certain non-affiliated shareholders, in a private transaction, a total of 121 million shares of our common stock. Closing under the share purchase transaction, however, was subject to certain customary and standard closing conditions, including, primarily, the delivery of the purchased shares to the Company at a closing to be conducted on or before an outside termination date of February 23, 2025. As of the date of this Report, the sellers in the transaction have been unable to arrange delivery of the shares. Accordingly, we cannot assure that the transaction will occur as announced. We have reserved our rights under the agreement.

Acquisition of Business of Opencash

On March 18, 2024, we announced the acquisition of Opencash, an early-stage registered broker-dealer that plans to offer investors an online platform to enable self-directed retail brokerage and other related services.

Acquisition of Business of Renu

On October 11, 2024, we acquired substantially all of the business and assets of Renu Labs. The total purchase price of Renu Labs was $1,780,000. As part of this acquisition, we also issued 5,000,0000 stock options to the principal of Renu Labs, which options are scheduled to vest in equal amounts over a five-year period, at an exercise price of $0.05 per share with a ten-year life.

Settlement of Outstanding Matter with the SEC

During November 2021, we received a subpoena from the United States Securities and Exchange Commission (“SEC”) for the production of documents. The SEC order, the factual and legal findings of which we neither admit nor deny, relates to a program developed by prior management involving the sale/leaseback of high-performance server equipment primarily used for bitcoin mining to investors from July 2019 through June 2020. In its order, the SEC concluded that the interests of the Company offered in connection with the program were unregistered investment contracts sold in violation of Sections 5(a) and 5(c) of the Securities Act of 1933, as amended. On January 17, 2025, we reached an agreement and entered into a settlement with the SEC to resolve the inquiry. As part of the settlement, we agreed to pay the SEC a penalty of $375,000 and to cease and desist from continuing any further violations of Sections 5(a) and 5(c) of the Securities Act of 1933, as amended.

Amendment of Credit Arrangements with DBR Capital

On or about February 28, 2025, the Company and DBR Capital entered into an amendment to the Securities Purchase Agreement (the “Amendment”), approved by the disinterested members of the Company’s Board of Directors. Pursuant to the Amendment, DBR has been given until August 31,2025 to lend to the Company a minimum of $2.0 million, and until December 31, 2026 to lend to the Company balance of up to $5.7 million. The Amendment also substantially reduces the interest rate for the first $2 million that may be advanced by DBR Capital from 38.5% to 18.75% per annum, and further substantially reduces the interest rate to 10% per annum (also from 38.5%) for any amounts loaned in excess of $2 million.

Announcement of Stock Repurchase Program

On March 6, 2025, the Board of Directors authorized a stock repurchase program that will allow the Company to repurchase up to $1,000,000 in aggregate value of shares of the Company’s common stock, par value $0.001 per share, through March 6, 2026. As of the date of this filing, 705,890 shares have been repurchased for $16,618. These shares are being held by the Company in Treasury.

Results of Operations

Year Ended December 31, 2024, Compared to Year Ended December 31, 2023

Revenues

	Year Ended December 31,		Increase
	2024	2023	(Decrease)

Membership revenue, net of refunds, incentives, credits, and chargebacks	$47,061,290	$56,036,052	$(8,974,762)
Mining revenue	5,186,606	11,348,156	(6,161,550)
Health and wellness product sales	110,671	-	110,671
Cryptocurrency revenue	-	513,285	(513,285)
Mining equipment repair revenue	23,404	23,378	26
Total revenue, net	$52,381,971	$67,920,871	$(15,538,900)

Total revenue, net, decreased $15,538,900, or 23%, from $67,920,871 for the year ended December 31, 2023, to $52,381,971 for the year ended December 31, 2024. The decreases of $9.0 million, $6.2 million, and $513 thousand pertain to a contraction in our membership revenue, mining revenue, and cryptocurrency revenue, respectively. The $9.0 million (16%) decrease in membership revenue was largely attributable to a combination of shifts in consumer behavior and demand following the COVID-19 pandemic as individuals re-evaluated their spending priorities, lifestyle habits, and engagement preferences, as well as broader global macroeconomic changes that have caused a general slowdown in direct sales and home-based business. This trend reflects broader market changes and has impacted overall participation and retention rates. The $6.1 million (54%) decrease in mining revenue was a result of “Bitcoin Halving” which occurred on April 19th, 2024, decreasing the reward to 3.125 Bitcoin per block solved from the previous reward rate of 6.25 Bitcoin per block solved, an increase in Bitcoin Network Difficulty and a mandated power curtailment enforced by the government-controlled utility companies in Northern Europe, partially offset by an increase in the price of Bitcoin; and the $513 thousand decrease in cryptocurrency revenue was due to the discontinuation of our distribution of NDAU during the year ended December 31, 2023. These decreases were offset by a $111 thousand increase in health and wellness product sales which can be explained by the purchase of the business and assets of Renu Laboratories, Inc. in October 2024.

Operating Costs

	Year Ended December 31,		Increase
	2024	2023	(Decrease)

Cost of sales and service	$6,056,491	$10,736,709	$(4,680,218)
Commissions	25,913,260	31,716,399	(5,803,139)
Selling and marketing	569,491	560,065	9,426
Salary and related	6,626,588	7,112,954	(486,366)
Professional fees	1,547,288	1,378,367	168,921
Impairment expense	1,771,891	2,056,386	(284,495)
Loss (gain) on disposal of assets	180,223	223,630	(43,307)
General and administrative	8,022,020	9,531,431	(1,509,411)
Total operating costs and expenses	$50,687,252	$63,315,941	$(12,628,689)

Operating costs decreased $12,628,689, or (20%), from $63,315,941 for the year ended December 31, 2023, to $50,687,252 for the year ended December 31, 2024. The decrease can be explained by a reduction in commissions of $5.8 million, which was a result of a decrease in our membership revenue, a decrease in cost of sales and services of $4.7 million, which was a result of a power curtailment mandated by the government-controlled utility companies in Northern Europe, a decrease in salary and related of $486 thousand, which was a result of a decrease in stock based compensation, a decrease in general and administrative expenses, which was a result of decreases in credit card processing fees due to the decreases in our membership revenue and decreases in costs related to our mining operations, and a decrease in impairment expense of $285 thousand due to impairment of our data processing equipment during the current year being slightly less than the impairment of other assets in the prior year.

Other Income (Expense)

	Year Ended December 31,
	2024	2023	Change

Loss on Settlement	$(375,000)	$-	$(375,000)
Gain (loss) on fair value of derivative liability	4,974	18,691	(13,717)
Realized gain (loss) on cryptocurrency	452,450	255,268	197,182
Interest expense	(18,801)	(18,750)	(51)
Interest expense, related parties	(1,240,529)	(1,239,603)	(926)
Other income (expense)	1,567,543	1,389,796	177,747
Total other income (expense)	$390,637	$405,402	$(14,765)

We recorded other income of $390,637 for the year ended December 31, 2024, which was a decrease of $14,765, or 4%, from the prior year other income of $405,402. The change is due to a realized gain on cryptocurrency in the current period of $452 thousand compared to a realized gain of $255 thousand in the prior year and an increase in other income in the current period of $178 thousand, as we recognized more interest income in the current period due to our cash balances being held in higher interest-bearing accounts, as compared to the equivalent prior year period, and as a result of an increase in ticket sales from certain promotional events iGenius held during the years ended December 31, 2024 and 2023. These increases were offset by a loss on settlement in the current year with the SEC to resolve the SEC inquiry previously disclosed by the Company in November 2021.

Liquidity and Capital Resources

During the year ended December 31, 2024, we met our short-and long-term working capital and capital expenditure requirements. Our net cash provided by operating activities for the year ended December 31, 2024, was $8.3 million. We used our cash provided by operating activities for the acquisition of substantially all the assets of Renu Labs for $1.1 million, the purchase of fixed assets in the amount of $0.5 million, principal and interest payments on debt of $1.3 million, the repurchase of common shares totaling $3.4 million, total dividend payments on our preferred stock of $0.7 million and added $1.3 million to our cash balance, which totaled $22.5 million at December 31, 2024. We believe we will have sufficient resources, including cash flow from operations and access to capital markets, to meet debt service and other obligations in a timely manner and be able to meet our objectives.

Trends, Risks, and Uncertainties

During 2024, we experienced a material contraction in the revenues generated by our Financial Education and Technology, and our Blockchain Technology and Crypto Mining Products and Services, business units. In the case of our Financial Education and Technology business unit, the contraction was largely attributable to a combination of shifts in consumer behavior and demand following the COVID-19 pandemic as individuals re-evaluated their spending priorities, lifestyle habits, and engagement preferences, as well as broader global macroeconomic changes that have caused a general slowdown in the direct sales and home-based business industry. In the case of our Blockchain Technology and Crypto Mining Products and Services business unit, the contraction was largely attributable to a combination of the “Bitcoin Halving” which occurred on April 19th, 2024, decreasing the reward to 3.125 Bitcoin per block solved from the previous reward rate of 6.25 Bitcoin per block solved, an increase in Bitcoin Network Difficulty and a mandated power curtailment enforced by the government-controlled utility companies in Northern Europe, partially offset by an increase in the price of Bitcoin. As we have seen no material change during 2025 in the underlying macroeconomic conditions that caused these contractions in 2024, we have reason to believe that trends we experienced in 2024 will likely continue in 2025. Against these headwinds, in 2025, we believe that as we start to commercialize our Opencash business, and as we start to experience some of the growth we expect from our health and wellness business unit, we may start to experience revenue growth that was not available during 2024, although we do not expect that these possible lines of growth will in the short-term suffice to offset the contraction in revenue we experience during 2024. We have otherwise sought to identify in our Risk factors discussion and elsewhere in this Annual Report on Form 10-K, what we believe to be the most significant risks to our business, but we cannot predict whether, or to what extent, any of such risks may be realized nor can we guarantee that we have identified all possible risks that might arise. Investors should carefully consider all such risk factors before making an investment decision with respect to our common stock.

Commitments and Contingencies

Related Party Debt

At December 31, 2024, we had related party debt of approximately $2.7 million and debt of approximately $520 thousand.

Third-Party Vendor Buy-Back Program

Included in the Apex sale and leaseback program that was discontinued in 2021, was a “guaranteed assets buy-back product” underwritten, administered and managed by a third-party provider, Total Protection Plus (“TPP”), which was intended to provide customers who participated in the Apex sale and leaseback program with a financial protection program (the “TPP Program”), under which customers, provided they complied with certain TPP required claims procedures, could elect to collect a cash payout in either a five-or-ten year interval after their initial purchase. As part of their sales and marketing materials, TPP represented that they were a purported affiliate of a well-known global insurance brokerage firm that had sufficient capital resources, reserves and liquidity to support any payouts needed to satisfy their obligations under the TPP Program. TPP was paid substantial premiums for the program. In most instances, the premium for the TPP program was included in the package price for the Apex program, at no additional cost to the customer.

Separately, iGenius members who purchased ndau from the Company through an Oneiro sponsored ndau distribution program, were also given the opportunity to participate in a TPP Program similar to the program offered to our Apex customers; which in this case was intended to provide customers who purchased ndau with a financial protection program under which such customers, provided they complied with certain TPP required claims procedures, could elect to collect a cash payout in either a five- or ten-year interval after their initial purchase. Participation in this program was also in reliance on sales and marketing materials by which TPP represented that they were a purported affiliate of a well-known global insurance brokerage firm that had sufficient capital resources, reserves and liquidity to support any pay-outs needed to satisfy their obligations under the TPP Program. Prior to terminating the distribution of ndau in August 2023, we distributed over $16.6 million in ndau to our members purportedly supported by the TPP Program. As in the same case as had been done with respect to the Apex customers, TPP was paid substantial premiums for the program, and those premiums were included in the purchase price for the ndau program, at no additional cost to the customer.

During the fourth calendar quarter of 2021, we suspended any further offering of the TPP Program in connection with the sale of ndau after TPP was unable to comply with our vendor compliance protocols, having cited certain offshore confidentiality entitlements by which it was unwilling to provide evidence of its financial support arrangements. That suspension has remained in place as we have been unable to further validate the continued integrity of the TPP Program and the vendor’s ability to honor its commitments to our members; despite the payment of over $6 million to TPP to secure the benefits of the TPP Program. Our level of concern over the viability of the TPP Program has recently increased materially as we have come to learn that: (i) certain of our customers have been unable to reach TPP in order to process claims for their 5-year promised returns; (ii) certain customers have informed us that the TPP website has been inoperative and customers have been unable to process their claims; and (iii) an email communication purportedly from TPP, or an affiliate thereof, has been received by certain of customers in which the sender asserts that the obligations of TPP under the TPP Program were (unbeknownst to us and our customers) purportedly dependent on the financial wherewithal of another heretofore undisclosed TPP affiliate, that the email claims now has no ability to satisfy the commitments originally made by TPP.

To respond to these concerns, and in an effort to advance the interests of our customers, on March 28, 2025, we commenced an action against Total Protection Plus, UIU Holdings LLC, Jason R. Anderson, Jacob S. Anderson, and Schad E. Brannon (collectively, “TPP”), in the Court of Chancery of the State of Delaware captioned Investview et al., v. UIU Holdings, LLC et al., seeking to, among other things, compel TPP to fulfill the commitments that were made to the Company’s customers under the TPP Program.

We cannot ensure that TPP will comply with its contractual commitments to our customers, in which case these customers may not be able to realize the cash payouts promised by TPP, despite the substantial payments made to TPP to secure the benefits of the TPP Program. As the direct responsibility for compliance with the TPP Program resides with TPP; particularly as the program was underwritten, managed and administered by TPP as an independent third-party vendor (and with respect to ndau, the underlying ndau was developed and marketed by an additional third-party vendor), and in recognition of the customers’ acceptance of their participation in the program, we do not believe that we have any legal responsibility to cover any potential claims of customers who participated in the TPP Program. There is, however, a risk that any failure of TPP to perform its obligations to our customers could expose us to commercial claims of dissatisfied customers, regardless of the legal foundation associated therewith. The possible assertion of those claims could have an adverse effect on our business, financial condition, and operating results.

Debt and Equity Transactions with Former Officer

Beginning in March 2021, we engaged in certain debt and equity transactions with Joseph Cammarata, who served as an officer and director of the Company from December 2019 through his termination for cause on or about December 7, 2021, certain of which have exposed the Company to the uncertainty of possible claims in the future. For additional information, please see Note 10, “Commitments and Contingencies” to our audited consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K.

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

Principles of Consolidation

The consolidated financial statements include the accounts of Investview, Inc., and our wholly owned subsidiaries: iGenius, LLC, SAFETek, LLC, Investview Financial Group Holdings, LLC, Opencash Finance, Inc., Opencash Securities, LLC, Investview MTS, LLC, myLife Wellness Company, Renu Laboratories LLC, and Goldman’s Pharmaceuticals LLC. The Company also owns 50% of ELRT Technologies, LLC, which has been included in the consolidated financial statements and the Company has recorded a noncontrolling interest for the 50% interest that it does not own. All intercompany transactions and balances have been eliminated in consolidation.

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

We hold cryptocurrency-denominated assets and include them in our consolidated balance sheet as other assets. The value of our cryptocurrencies as of December 31, 2024 and December 31, 2023, were $1,127,891 and $585,632, respectively. Cryptocurrencies purchased or received for payment from customers are recorded in accordance with ASC 350-30 and cryptocurrencies awarded to the Company through its mining activities ($5,186,606 and $11,348,156 for the year ended December 31, 2024 and 2023, respectively) are accounted for in connection with the Company’s revenue recognition policy. The use of cryptocurrencies is accounted for in accordance with the first in first out method of accounting. For the year ended December 31, 2024 and 2023, we recorded realized gains (losses) on our cryptocurrency transactions of $452,450 and $255,268, respectively. For the year ended December 31, 2023, we recognized impairment expense related to our cryptocurrency holdings of $2,056,386. The impairment was due to carrying value of our ndau coins exceeding its fair value what was deemed $0 due to NDAU having no trade volume and not being listed on an exchange as of December 31, 2023.

Impairment of Long-Lived Assets

We account for the impairment of our long-lived assets in accordance with ASC Subtopic 360-10, Property, Plant and Equipment (“ASC 360-10”). ASC 360-10 requires that long-lived assets and certain identifiable intangibles held and used by the Company be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable or when the historical cost carrying value of an asset may no longer be appropriate. Events relating to recoverability may include significant unfavorable changes in business conditions, recurring losses, or a forecasted inability to achieve break-even operating results over an extended period.

We evaluate the recoverability of long-lived assets based upon future net cash flows expected to result from the asset, including eventual disposition. Should impairment in value be indicated, the carrying value of intangible assets will be adjusted and an impairment loss is recorded equal to the difference between the asset’s carrying value and fair value or disposable value.

During the year ended December 31, 2024, data processing equipment which is our bitcoin miners were impaired $1,771,891. The impairment was due to the carrying value of our data processing equipment exceeding its fair value which was determined using the price that similar equipment would sell for in the open market. During the year ended December 31, 2023, no impairment was recorded.

Revenue Recognition

Membership Revenue

Most of our revenue is generated by membership sales and payment is received at the time of purchase. We recognize membership revenue in accordance with ASC 606-10 where revenue is measured based on a consideration specified in a contract with a customer and recognized when we satisfy the performance obligation specified in each contract. Our performance obligation is to provide our tools, products, and content over a fixed membership period; therefore, we recognize revenue ratably over the membership period and deferred revenue is recorded for the portion of the membership period subsequent to each reporting date. Additionally, we offer a designated trial period to first-time membership customers, during which a full refund can be requested if a customer does not wish to continue with the membership. Revenues are deferred during the trial period as collection is not probable until that time has passed. Revenues are presented net of refunds, sales incentives, credits, and known and estimated credit card chargebacks. As of December 31, 2024 and 2023, our deferred revenues for membership revenue were $1,905,734 and $2,703,398, respectively.

Mining Revenue

We generate revenue from mining bitcoin. The Company has entered into a digital asset mining pool by executing a contract, as amended from time to time, with the mining pool operator to provide computing power to the mining pool. The contract is terminable at any time by either party without penalty. Further, since the contract is continuously renewing, second by second, the mining contract is considered to have a duration of less than 24 hours for accounting purposes. The Company’s enforceable right to compensation only begins when the Company provides computing power to the mining pool operator. In exchange for providing computing power, we are entitled to a Full-Pay-Per-Share payout of Bitcoin based on a contractual formula, which calculates our share of block rewards, transaction fees, and mining pool operator fees. We are entitled to consideration even if a block is not successfully placed by the mining pool operator.

Providing computing power to solve complex cryptographic algorithms in support of the Bitcoin blockchain (in a process known as “solving a block”) is an output of the Company’s ordinary activities. The provision of providing such computing power is the only performance obligation in the Company’s contracts with the mining pool operator. The transaction consideration the Company receives is net of a contractually agreed upon mining pool operator fee charged and kept by the mining pool operator and is noncash, in the form of Bitcoin. Given that the contract is continuously renewing, and the duration is considered to be less than 24 hours, the Company measures the transaction consideration at fair value on the date Bitcoin is received. The consideration is variable. The amount of consideration recognized is constrained to the amount of consideration received, which is when it is probable a significant reversal will not occur. There is no significant financing component or risk of a significant revenue reversal in these transactions due to the performance obligations and settlement of the transactions being on a daily basis.

Health and Wellness Product Sales and Other Revenue

Through our wholly owned subsidiary, Renu Laboratories LLC, we generate revenue by manufacturing and selling health, beauty and wellness products. We recognize health and wellness product sales revenue in accordance with ASC 606-10. The Company’s performance obligation is complete when control of the promised goods is transferred to a customer, at which time the Company recognizes revenue in an amount that reflects the consideration the Company expects to receive in exchange for those goods. The Company terms for the sale are based on free on board (FOB) shipping point, where the control passes to the customer once the product leaves our warehouse. The Company determines collectability by requiring certain customers to pay before control is transferred and by performing ongoing credit evaluations and monitoring customer accounts receivable balances. As of December 31, 2024, deposits collected from customers for orders to be filled at a future date were $1,014,164.

Shipping and direct costs charged to customers, along with fees collected from customers for storing their products in our warehouse facility located in Warminster, Pennsylvania, are included in revenue as Other Revenue. Shipping and direct costs incurred by the Company are included in Cost of Sales and Service.

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

During 2024, we generated no revenue from the sale of cryptocurrency packages.

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

Revenue generated for the year ended December 31, 2024

Revenue generated for the year ended December 31, 2024, was as follows:

	Membership revenue	Mining revenue	Health and wellness product sales	Other Revenue	Total
Gross billings/receipts	$50,086,839	$5,186,606	$110,856	$23,404	$55,407,705
Refunds, incentives, credits, and chargebacks	(3,025,549)	-	(185)	-	(3,025,734)
Net revenue	$47,061,290	$5,186,606	$110,671	$23,404	$52,381,971

Foreign revenues for the year ended December 31, 2024 were approximately $42.9 million while domestic revenue for the year ended December 31, 2024 was approximately $9.5 million.

Revenue generated for the year ended December 31, 2023

Revenue generated for the year ended December 31, 2023, was as follows:

	Membership Revenue	Cryptocurrency Revenue	Mining Revenue	Miner Repair Revenue	Total
Gross billings/receipts	$60,516,836	$990,785	$11,348,156	$23,378	$72,879,156
Refunds, incentives, credits, and chargebacks	(4,480,784)	-	-	-	(4,480,784)
Amounts paid to supplier	-	(477,500)	-	-	(477,500)
Net revenue	$56,036,052	$513,285	$11,348,156	$23,378	$67,920,871

Foreign revenues for the year ended December 31, 2023 were approximately $51.0 million while domestic revenue for the year ended December 31, 2023 was approximately $16.9 million.

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

In December 2023, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”). ASU 2023-09 expands existing income tax disclosures for rate reconciliations by requiring disclosure of certain specific categories and additional reconciling items that meet quantitative thresholds and expands disclosures for income taxes paid by requiring disaggregation by certain jurisdictions. ASU 2023-09 is effective for annual periods beginning after December 15, 2024; early adoption is permitted. The Company did not elect early adoption and is currently evaluating the impact the updated guidance will have on its 2025 disclosures.

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”). ASU 2023-07 is intended to enhance reportable segment disclosures by requiring disclosures of significant segment expenses regularly provided to the CODM, requiring disclosure of the title and position of the CODM and explanation of how the reported measures of segment profit and loss are used by the CODM in assessing segment performance and allocation of resources. ASU 2023-07 is effective for the Company for annual periods beginning after December 31, 2023. The Company adopted ASU 2023-07 for the year ended December 31, 2024. As a result of the adoption, the Company added this disclosure in Note 11. Segment Information, to present significant expenses that are included within cost of revenue, by reportable segment, which are presented to the CODM.

In December 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40) (“ASU 2024-03”). ASU 2024-03 requires, in the notes to the financial statements, disclosures of specified information about certain costs and expenses specified in the updated guidance. ASU 2024-03 is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted. The Company did not elect early adoption and is evaluating the impact the updated guidance will have on its disclosures in 2026.

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

Management of Growth

Although we have recently experienced a decrease in our revenues and net income, we believe that as we start to commercialize our Opencash business, and as we start to experience some of the growth we expect from our health and wellness business unit, we may start to experience growth, which will place a strain on our managerial, operational, and financial systems resources. To accommodate our current size and manage growth if it occurs, we must devote management attention and resources to improve our financial strength and our operational systems. Further, we will need to expand, train, and manage our sales and distribution base. There is no guarantee that we will be able to effectively manage our existing operations or the growth of our operations, or that our facilities, systems, procedures, or controls will be adequate to support any future growth. Our ability to manage our operations and any future growth will have a material effect on our stockholders.

Companies quoted on the OTCQB tier of OTC Markets, such as us, must be reporting issuers under Section 12 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and must be current in their reports under Section 13, to maintain price quotation privileges on the OTCQB tier. If we fail to remain current on our reporting requirements, we could be removed from the OTCQB tier. As a result, the market liquidity for our securities could be severely adversely affected by limiting the ability of broker-dealers to sell our securities and the ability of stockholders to sell their securities in the secondary market.

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

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that material information required to be disclosed in our periodic reports filed under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to ensure that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer as appropriate, to allow timely decisions regarding required disclosure. We carried out an evaluation, under the supervision and with the participation of our management, including the principal executive officer and the principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13(a)-15(e) under the Exchange Act, as of the end of the period covered by this report. Based on this evaluation management concluded that our disclosure controls and procedures were effective as of December 31, 2024.

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

With the participation of our Chief Executive Officer and Chief Financial Officer (principal financial officer), our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2024, based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our evaluation, management concluded that we maintained effective internal control over financial reporting as of December 31, 2024, based on the COSO framework criteria. Management believes our processes and controls are sufficient to ensure the consolidated financial statements for the year ended December 31, 2024, included in this Form 10-K, were fairly stated in accordance with U.S. GAAP.

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

Changes in Internal Controls

During the fiscal quarter ended December 31, 2024, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

Item 9B. Other Information

During the fourth quarter of the fiscal year ended December 31, 2024, no director or “officer” as defined in Rule 16a-1(f) under the Exchange Act adopted or terminated any Rule 10b5-1 trading plan or arrangements or any non-Rule 10b5-1 trading plan or arrangements, in both cases as defined in Item 408(a) of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

The following table sets forth certain information with respect to our directors and executive officers:

Name	Age	Position	Serving Since
David B. Rothrock	60	Chairman	2020
Victor M. Oviedo	48	Chief Executive Officer and Director	2022
James Bell	59	President, Chief Operating Officer and Director	2020
Ralph R. Valvano	55	Chief Financial Officer	2021
Jayme L. McWidener	46	Chief Accounting Officer	2019

David B. Rothrock has extensive executive management, board, and operational expertise in the automobile industry, fintech, financial services, residential and commercial real estate, property management, corporate financing, private equity, utility technology, environmental remediation services, insurance, wine retail operations and distribution, and wealth management. Mr. Rothrock is the chief executive officer of DBR Capital, LLC, a family investment office. Through his leadership, guidance, and vision, in key roles as president and chief executive officer of DBR Capital LLC, MPower Trading Systems, LLC (a fintech firm), Cedar Crest Partners G.P. LLC (a real estate holding t company), and Rothrock Motors Sales, Inc. (a group of franchised automobile dealerships), these businesses collectively generated over $300 million in annual sales revenue. Mr. Rothrock is an active board member of charitable organizations that support breast cancer research and women’s health and fitness as well as the arts and theater in Lehigh Valley, PA. Mr. Rothrock has a B.S. in Business Management graduating Magna Cum Laude from Widener University and holds a J.D. from the New York Law School with bar admittance to New York, New Jersey, and Pennsylvania. Mr. Rothrock was appointed to the Board at the request of DBR Capital, LLC, pursuant to the terms of a Voting Agreement between DBR Capital and certain key holders of our common stock dated April 27, 2020 and amended November 9, 2020. Mr. Rothrock is the sole owner of DBR Capital, LLC. See Item 13. Certain Relationships and Related Transactions, and Director Independence. We believe Mr. Rothrock is qualified to serve as a director due to his executive management, board, and operational expertise across multiple disciplines and industries.

Victor M. Oviedo has served as our Chief Executive Officer since February 2022. Prior to joining Investview, Mr. Oviedo served since February 2018 as co-founder and Managing Partner for StageLight Group, a strategic capital and advisory firm which provides strategic capital to early and growth-stage companies. Before StageLight Group, he was a Partner at SkyBridge Capital, an alternative asset manager and investment advisor, and Global Head of Business Development & Strategy where he was directly responsible for the firm’s growth, international expansion, new business development and brand strategy initiatives. During his 12-year tenure, he was instrumental in growing the firm’s assets from $300M to $14B, acquiring their flagship fund-of-fund business and creating & launching the world-renowned SALT Conference. Prior to joining SkyBridge, Mr. Oviedo was a Senior Consultant within Oliver Wyman’s capital markets division where he focused on international acquisitions and growth strategies for major financial institutions. In addition, he was a Manager of Strategic Growth for Kozmo – a venture capital funded start-up. He began his career as an investment banker at Donaldson, Lufkin & Jenrette (DLJ) within the media & communications team. Mr. Oviedo received an MBA in Finance & Entrepreneurship from the Wharton School at the University of Pennsylvania and a MA in Advance International Studies from the Paul H. Nitze School of Advanced International Studies (SAIS) at Johns Hopkins University. He also graduated with honors with a BSFS in International Economics from the Edmund A. Walsh School of Foreign Service at Georgetown University. We believe Mr. Oviedo is qualified to serve as a director based on his role as our Chief Executive Officer and his extensive management experience in the financial industry.

James R. Bell has extensive experience in financial management and operations with more than 30 years of experience in the capital markets. Mr. Bell has served as our President and Chief Operating Officer since February 2022, after having served for a brief time as our Acting Chief Executive Officer. Previously, as co-founder and chief executive officer of MPower Trading Systems, LCC, a fintech firm, Mr. Bell was responsible for overseeing all principal functions of the firm, including corporate strategy and deployment of initiatives, product, and partnerships. Mr. Bell has been at the forefront of online trading since its infancy. Prior to co-founding MPower in 2004, Mr. Bell served as managing director of trading development of thinkorswim-TD Ameritrade, Inc. from 2002-2011, where he led the company’s product and technology team to develop client digital content. Mr. Bell is co-founder and passive investor of Shadow Trader Technologies, which provides real-time digital financial research and education content to TD Ameritrade/Charles Schwab (2004-December 31, 2023). Prior to MPower, Mr. Bell also co-founded B/C Interactive Trading Technologies in 2001, which was ultimately sold to MPower in 2004. Prior to B/C, Mr. Bell served as SVP of Janney Montgomery Scott, and before that position, with Morgan Stanley. Mr. Bell studied economics and business management at Frostburg State University. Mr. Bell holds multiple business accreditations and previously held securities licenses, including FINRA Series 7, FINRA Series 55, and FINRA Series 63. Mr. Bell was appointed to the Board at the request of DBR Capital, LLC, pursuant to the terms of a Voting Agreement between DBR Capital and certain key holders of our common stock dated April 27, 2020, and amended November 9, 2020. We believe Mr. Bell is qualified to serve as a director due to his extensive experience in financial management and operations.

Ralph R. Valvano has over 26 years of global finance and transformation experience in the financial services industry. Mr. Valvano has served as our Chief Financial Officer since June 2021. Mr. Valvano’s prior experience included the positions of CFO/COO of J.C. Flowers Asset Management, part of a $15 billion-dollar private equity firm, Financial Operations and Principal (FinOp) of J.C. Flowers Securities, a FINRA registered broker-dealer, and CFO of Flowers National Bank NA. Prior to that Mr. Valvano held various roles at JPMorgan Chase & Co. and ended his tenure as the Global Investment Bank Management Controller. Mr. Valvano began his career as a financial services auditor for PricewaterhouseCoopers. He earned a BS in Accounting from William Paterson University, a MS in Tax from Fairleigh Dickinson University and obtained his CPA license in 1994.

Jayme L. McWidener has served as our Chief Accounting Officer since June 2021 and prior to that, as our Chief Financial Officer, from September 2019. Ms. McWidener earned her bachelor’s degree and Masters of Business Administration from Drake University and became an auditor for Cahaba GBA in 2001 before joining HJ & Associates, LLC (“HJ”) in January 2004 as an audit staff member. She obtained her CPA license in 2007 and worked at HJ focusing on auditing SEC reporting companies, eventually being promoted to an audit senior and audit manager before she became a partner at HJ in January 2014. Ms. McWidener spent just over 2 years as a partner with HJ and with its successor, Haynie & Company. In April of 2016 she established Mac Accounting Group & CPAs, LLP, specializing in PCAOB audits for SEC reporting companies and AICPA audits for private companies in a variety of industries.

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

The board of directors met formally seven times and acted by written consent six times during the year ended December 31, 2024.

Special Governance Rights Associated with the Investment of DBR Capital, LLC

In connection with its investment, DBR Capital, LLC has been accorded certain special governance rights, including the right to appoint four of our seven director’s positions (of which, four remain vacant) so long as it holds a convertible note or any of our other securities. The investment agreements also require that certain capital, financial and other material actions of our board of directors be approved by at least one DBR Capital appointed director, who shall be David B. Rothrock if he is then serving as a director. DBR Capital appointed David B. Rothrock and James R. Bell to two of its four nominee positions, with the other two nominee positions remaining vacant. If we default under the investment agreements, DBR Capital, LLC, will have the right to remove any directors it did not appoint and appoint its designees to fill all seven positions on the board of directors.

Committees

Our business, property, and affairs are managed by or under the direction of the board of directors. Members of the board are kept informed of our business through discussion with the chief executive and financial officers and other officers, by reviewing materials provided to them, and by participating at meetings of the board and its committees.

Audit Committee

We currently do not have a designated audit committee. The OTCQB does not require us to have a designated audit committee, and our board of directors has determined that it is in the Company’s best interest to have the full board fulfill the functions that would be performed by an audit committee. Accordingly, our board of directors preapproves all audit and permissible non-audit services provided by the independent auditor, including audit, audit-related, tax, and other services. Preapproval is generally provided for up to one year, detailed as to the service or category of services, and subject to a specific budget. The independent auditor and management are required to periodically report to our board of directors regarding the extent of services provided by the independent auditor in accordance with this preapproval and the fees for the services performed to date. The board of directors may also preapprove particular services on a case-by-case basis. Additionally, since we are not currently required to have an audit committee, we currently do not have an audit committee “financial expert” as defined in Item 407(d)(5) of Regulation S-K.

Compensation Committee

We currently do not have a designated compensation committee. The OTCQB does not require us to have a designated compensation committee, and our board of directors has determined that it is in the Company’s best interest to have the full board fulfill the functions that would be performed by a compensation committee. Accordingly, our board of directors will approve all compensation matters until such committee is established and approved.

Code of Ethics

We have adopted a code of ethics that applies to all of our employees, including our principal executive officer, principal financial officer, principal accounting officer, and the directors, a copy of which is filed with the SEC as exhibit 14.01 to this Annual Report on Form 10-K. We intend to disclose any changes in or waivers from our code of ethics by posting such information on our website or by filing a Form 8-K.

Insider Trading Policy

We have adopted an insider trading policy governing the purchase, sale, and/or other dispositions of our securities by directors, officers and employees, among other insiders. We believe our insider trading policy is reasonably designed to promote compliance with insider trading laws, rules and regulations. Our insider trading policy is filed with the SEC as exhibit 19.01 to this Annual Report on Form 10-K.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our directors, executive officers, and persons who own more than 10% of our common stock to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of common stock and other of our equity securities. DBR Capital, LLC, MPower Trading Systems, LLC and Brian McMullen each own more than 10% of our common stock and have failed to file with the Securities and Exchange Commission initial reports of ownership on Form 3.

Item 11. Executive Compensation

Directors’ Compensation

Our directors were awarded compensation for their services as directors in 2024 as follows. Mr. Oviedo and Mr. Bell are not compensated separately for their service as directors, and all of their compensation is discussed under “Executive Officers’ Compensation.”

Name	Fees Earned or Paid in Cash	Total
	($)	($)
David Rothrock	96,000[1]	96,000

[1]	Mr. Rothrock’s board fees were paid in monthly installments of $8,000.

Executive Officers’ Compensation

The following table sets forth information concerning the annual and long-term compensation earned by our chief executive officer and to other persons who served as executive officers as, at, or during the years ended December 31, 2024 and 2023 (the “named executive officers”), for services as executive officers for the last two periods.

Summary Compensation Table

Name and Principal Position	Year	Salary	Bonus	All Other Compensation [2]	Total
		($)	($)	($)	($)
Victor Oviedo [1]	2024	440,384	1,000	12,319	453,703
Chief Executive Officer and Director	2023	427,548	1,000	10,858	439,406
James Bell	2024	354,704	72,500	38,188	465,392
President, Chief Operating Officer, and Director	2023	345,877	2,500	33,659	382,036
Ralph Valvano	2024	301,730	72,500	38,188	412,418
Chief Financial Officer	2023	293,008	6,000	33,659	332,667

[1]	On February 23, 2022, Victor Oviedo was appointed as Chief Executive Officer.
[2]	These other compensation amounts are for medical and other fringe benefits.

Outstanding Equity Awards at Fiscal Year-End

On February 2, 2022, the Company’s board of directors approved and adopted the Investview, Inc. 2022 Incentive Plan. Although the 2022 Incentive Plan has been adopted by the board of directors, it has not yet been approved by the Company’s stockholders. Accordingly, those provisions of the 2022 Incentive Plan that for federal tax purposes require approval of the stockholders of the Company (i.e., the granting of incentive stock options) shall not become effective until adopted by the stockholders, however, the Company reserves the right to grant Incentive Stock Options provided stockholder approval is secured within one (1) year from the date thereof.

As of December 31, 2024, the following stock option awards were issued and exercisable for the Company’s executive officers pursuant to the 2022 Incentive Plan.

	Option Awards
	Option grant	Number of securities underlying unexercised options exercisable	Number of securities underlying unexercised options unexercisable		Option exercise price	Option expiration
Name	date	(#)	(#)		($)	date
David Rothrock	6/24/2022	41,666,665	-		0.05	6/24/2029
Chairman	6/24/2022	17,500,000	26,250,000	[1]	0.05	6/24/2029
Victor Oviedo	6/24/2022	30,000,000	45,000,000	[1]	0.05	6/24/2029
Chief Executive Officer and Director	6/24/2022	10,000,000	15,000,000	[1]	0.05	6/24/2029
James Bell	6/24/2022	37,500,000	-		0.05	6/24/2029
President, Chief Operating Officer, and Director	6/24/2022	30,000,000	45,000,000	[1]	0.05	6/24/2029
Ralph Valvano	6/24/2022	4,875,000	3,250,000	[1]	0.05	6/24/2029
Chief Financial Officer	6/24/2022	11,750,000	17,625,000	[1]	0.05	6/24/2029

[1]	Vest annually over a five-year period following grant.

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

On June 4, 2021, we entered into an Employment Agreement with Ralph Valvano to take effect June 7, 2021, appointing him as the Chief Financial Officer of Investview, Inc. The contract has a term of one year commencing on the effective date and automatically renews for one-year periods for four consecutive years, unless terminated. Compensation for the position is $225,000 per year. Other consideration was 6,500,000 restricted shares of the Company’s common stock vesting over a five-year period with 20% vesting upon each annual anniversary of employment. On or about June 24, 2022, we entered into an amended and restated employment agreement with Mr. Valvano pursuant to which he will receive an annual salary of $285,000 with additional quarterly incentive cash and common stock bonuses to be paid if certain target key performance indicators are achieved. In addition, Mr. Valvano shall be eligible to receive: (i) periodic cash and common stock “Market Capitalization” bonuses once we achieve certain pre-determined minimum levels of market capitalization, share price and trading volume; and (ii) a one-time cash “Up-Listing” bonus upon our shares being listed on the Nasdaq Stock Market, the New York Stock Exchange, the NYSE American or such other national stock exchange as approved by the board of directors (or committee thereof). We have also agreed to grant Mr. Valvano options to purchase 37,500,000 shares of common stock at an exercise price of $0.05 per share, subject to a seven-year term and vesting over a five-year period. Mr. Valvano surrendered all rights in and to the prior grant of restricted shares he had received.

On February 10, 2022, we entered into an employment agreement with Victor M. Oviedo, our new Chief Executive Officer. Mr. Oviedo will receive an annual salary of $415,000 with additional quarterly incentive cash and common stock bonuses to be paid if certain target key performance indicators are achieved. In addition, Mr. Oviedo shall be eligible to receive: (i) periodic cash and common stock “Market Capitalization” bonuses once we achieve certain pre-determined minimum levels of market capitalization, share price and trading volume; and (ii) a one-time cash “Up-Listing” bonus upon our shares being listed on the Nasdaq Stock Market, the New York Stock Exchange, the NYSE American or such other national stock exchange as approved by the board of directors (or committee thereof). During June 2022, in connection with his services to the Company as an executive officer, we awarded to Mr. Oviedo options to purchase an aggregate of 100 million shares of our common stock at an exercise price of $0.05 per share. The options are subject to a seven-year term and vest over a five-year period following the date of grant. Additional options were granted to Mr. Oviedo in connection with his service to the Company as a member of its Board of Directors. See “Directors’ Compensation” above.

On February 22, 2022, we entered into an employment with our President and Chief Operating Officer, James R. Bell. Mr. Bell will receive an annual salary of $335,000 with additional quarterly incentive cash and common stock bonuses to be paid if certain target key performance indicators are achieved. In addition, Mr. Bell shall be eligible to receive: (i) periodic cash and common stock “Market Capitalization” bonuses once we achieve certain pre-determined minimum levels of market capitalization, share price and trading volume; and (ii) a one-time cash “Up-Listing” bonus upon our shares being listed on the Nasdaq Stock Market, the New York Stock Exchange, the NYSE American or such other national stock exchange as approved by the board of directors (or committee thereof). During June 2022, in connection with his services to the Company as an executive officer, we awarded to Mr. Bell options to purchase an aggregate of 75 million shares of our common stock at an exercise price of $0.05 per share. The options are subject to a seven-year term and vest over a five-year period following the date of grant. Additional options were granted to Mr. Bell in connection with his service to the Company as a member of its Board of Directors. See “Directors’ Compensation” above.

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

Under each of our employment agreements with Messrs. Oviedo, Bell, and Valvano, we may terminate the agreement at any time. If we terminate the agreement due to the executive’s disability or death, the executive’s unvested options that are scheduled to vest during the period from the date of termination through the next scheduled vesting date will immediately vest and the remaining unvested options shall terminate and be forfeited, and we must pay to the executive or his estate, no later than 90 days following his termination, any quarterly cash bonuses, market capitalization bonuses, up-listing cash bonuses that he earned for any fiscal quarters prior to the termination of his employment, as well as a lump sum amount in cash equal to 6 months base salary. If the executive terminates the agreement for good reason or we terminate for any reason other than for cause, (i) we must pay to the executive an amount equal to his base salary as salary continuation payments over six months if his termination occurs on or before the first anniversary of his employment or, for Mr. Oviedo, over twelve months if his termination occurs after the first anniversary of his employment; (ii) his unvested options that are scheduled to vest during the severance period will immediately vest and the remaining unvested options shall terminate and be forfeited; (iii) we must pay to the executive, no later than 90 days following his termination, any quarterly cash bonuses, market capitalization bonuses, up-listing cash bonuses that he earned for any fiscal quarters prior to the termination of his employment; and (iv) we shall pay or reimburse him for his and his covered dependents continued coverage under our group medical, dental and health plans during the applicable severance period. The employment agreements with Messrs. Oviedo, Bell and Valvano also contain a change of control provision whereby the executive’s unvested options shall immediately vest if his employment is terminated without cause or for good reason within 12 months of a change in control. For purposes of these employment agreements, the term “change in control” is as defined in our 2022 Incentive Plan. The receipt of any severance by these executives is conditioned upon his execution of a broad release of claims.

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

Policies and Practices Related to the Grant of Certain Equity Awards Close in Time to the Release of Material Nonpublic Information

During fiscal 2024, we granted 16,000,000 stock options or similar awards as part of our equity compensation program. When granting equity awards, we do not grant equity awards in anticipation of the release of material nonpublic information, and we do not time the release of material nonpublic information based on equity award grant dates or for the purpose of affecting the value of executive compensation. In addition, we do not take material nonpublic information into account when determining the timing and terms of such awards.

Item 12. Security Ownership of Certain Beneficial Owners, Management and Related Stockholder Matters

The following table sets forth certain information, as of March 20, 2025, respecting the beneficial ownership of our outstanding common stock by: (i) any holder of more than 5%; (ii) each of the Named Executive Officers and directors; and (iii) our directors and Named Executive Officers as a group, based on 1,859,231,786 shares of common stock outstanding as of March 20, 2025. Except as otherwise indicated, each stockholder listed below has sole voting and investment power over the shares beneficially owned:

Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership	Percent of Class (2)
Principal Stockholders:
DBR Capital, LLC (3) 1645 Kecks Road Breinigsville, PA 18031	471,428,572	20.23%
MPower Trading Systems, LLC (4) 521 W Lancaster Ave. Haverford, PA 19041	565,000,000	23.31%
Brian McMullen (5) 5348 Vegas Drive #1342 Las Vegas NV 89108	290,000,000	15.60%
Joseph Hagan (6) 745 Hope Road Eatontown NY 07724	203,981,945	10.97%
Directors and Officers:
David B. Rothrock, Chairman (7)	1,115,811,903	37.65%
Victor M. Oviedo, CEO and Director (8)	40,020,000	2.11%
James R. Bell, President, COO, and Director (9)	92,820,000	4.78%
Ralph R. Valvano, CFO (10)	22,500,000	1.20%
Jayme L. McWidener, CAO (11)	13,333,334	*
All Officers and Directors as a group (5 persons) (7)(8)(9)(10)(11)	1,284,485,237	41.32%

*	Less than 1%.
(1)	Except as otherwise indicated, the address of each beneficial owner is c/o Investview Inc., 521 W. Lancaster Avenue, 2nd Floor, Haverford, PA 19041.
(2)	Applicable percentage ownership is based on 1,859,231,786 shares of common stock outstanding as of March 20, 2025, together with securities exercisable or convertible into shares of common stock within 60 days of that date, for each stockholder.
(3)	Reflects the shares issuable, if at all, upon the conversion of $3.3 million of convertible notes issued to DBR Capital in 2020. DBR Capital is controlled by Company Chairman, David Rothrock.
(4)	Reflects 565 million non-voting membership interests in our wholly owned subsidiary IFGH, which are redeemable in the future for 565 million shares of the Company.
(5)	Brian McMullen beneficially owns 90,000,000 shares through an entity he controls, plus 200,000,000 shares owned personally.
(6)	Joseph Hagan owns 199,683,274 shares through two entities he controls, plus 4,298,671 shares owned personally.
(7)	David B. Rothrock is deemed to be the beneficial owner of 471,428,572 shares issuable upon the conversion of Convertible Notes in the amount of $3,300,000 issued to DBR Capital, LLC, because Mr. Rothrock is the sole owner of DBR Capital. As the managing member of MPower Trading Systems, LLC and as part of the acquisition of the operating assets and intellectual property rights of MPower Trading Systems, LLC, Mr. Rothrock is also deemed the beneficial owner of 565 million non-voting membership interests in our wholly owned subsidiary IFGH, which are redeemable in the future for 565 million shares of the Company. Mr. Rothrock also owns 11,466,666 shares and vested options to purchase 67,916,665 shares.
(8)	Includes vested options to purchase 40,020,000 shares.
(9)	Includes 10,320,000 shares and vested options to purchase 82,500,000 shares.
(10)	Includes vested options to purchase 22,500,000 shares.
(11)	Ms. McWidener personally owns 13,333,334 shares of common stock.

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

Equity Compensation Plans

The following table summarizes the equity compensation plans under which our securities may be issued as of December 31, 2024:

	Number of Securities to Be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (excluding securities reflected in column (a))
Plan Category	(a)	(b)	(c)

Equity compensation plans approved by security holders	—	—	—
Equity compensation plans not approved by security holders	351,416,665	0.05	248,583,335

Item 13. Certain Relationships and Related Transactions, and Director Independence

Convertible Note Financing Arrangements with DBR Capital, LLC

On April 27, 2020, we entered into a Securities Purchase Agreement and related agreements with DBR Capital, LLC (“DBR Capital”), a company wholly owned by David B. Rothrock, the Chairman of our Board of Directors. Pursuant to the Securities Purchase Agreement, which was subsequently amended and restated on November 9, 2020, between April 27 and November 9, 2020, we received aggregate proceeds of $3,300,000 from DBR Capital and entered into three convertible promissory notes in support thereof. Each note is secured by collateral of the Company and its subsidiaries. The notes bear interest at rates between 20% and 38.5% per annum, payable monthly, with the principal for each note due and payable on April 27, 2030. Each note is convertible into our common stock at a conversion price of $0.007 per share by DBR Capital at any time prior to their maturity or by the Company if certain benchmarks relating to the trading price and volume of the common stock are met. During the years ended December 31, 2024 and December 31, 2023 we made aggregate payments of interest to DBR Capital in the amounts of $900,516 and $900,516, respectively.

In addition, the Securities Purchase Agreement, as amended, under which the first three loans were issued, gave DBR Capital the right to lend to the Company up to an additional $7.7 million, on substantially the same terms as the prior loans, through December 31, 2024. On or about February 28, 2025, the Company and DBR Capital entered into an amendment to the Securities Purchase Agreement (the “Amendment”), pursuant to which DBR Capital has been given until August 31, 2025 to lend to the Company a minimum of $2.0 million, and until December 31, 2026 to lend to the Company the balance of up to $5.7 million. The Amendment also substantially reduces the interest rate for the first $2 million that may be advanced by DBR Capital from 38.5% to 18.75% per annum, and further substantially reduces the interest rate to 10% per annum (also from 38.5%) for any amounts loaned in excess of $2 million. Funding of the additional loan amounts remain at the sole discretion of DBR Capital as the Company has no right to call the loan amounts. In electing to enter into the Amendment, which was approved by the disinterested members of our board of directors, we took into consideration, among other things, the avoidance of additional interest charges under the current lending arrangement that we would have been caused to incur in the immediate term were DBR Capital to have put the additional loans to the Company during December 2024, as well as our need for expansion capital in the future.

Messrs. Rothrock and Bell were appointed as DBR Capital’s designees to our Board of Directors pursuant to the April 2020 Securities Purchase Agreement. The Securities Purchase Agreement and related transaction documents, as amended in November 2020, among other things, expanded our Board of Directors to seven members, leaving two seats vacant, and granted DBR Capital the right to fill those vacancies and remove directors in the event of default under the transaction documents.

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

Director Independence

Our common stock is currently quoted on the OTCQB maintained by OTC Markets. The OTCQB does not require us to have independent members of our Board of Directors. Accordingly, we do not identify the members of our board of directors as independent.

Item 14. Principal Accountant Fees and Services

The following is a summary of the fees billed to us for professional services rendered for the following periods:

	Year Ended December 31, 2024	Year Ended December 31, 2023
Audit Fees	$187,500	$165,000
Audit Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total	$187,500	$165,000

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

Item 15. Exhibits and Financial Statement Schedules

Financial Statements

Our consolidated financial statements are included in “Part II, Item 8. Financial Statements and Supplementary Data.”

Financial Statement Schedules

All financial statement schedules are omitted because they are inapplicable since we are a smaller reporting company.

Exhibits

The exhibits being filed or furnished with this report are listed below, along with an indication as to each management contract or compensatory plan or arrangement.

Exhibit Number*	Title of Document	Location

Item 2	Plan of Acquisition, Reorganization, Arrangement, Liquidation or Succession

2.01	Contribution Agreement between Investview, Inc., Wealth Generators, LLC, and the members of Wealth Generators, LLC dated March 31, 2017	Incorporated by reference to the Current Report on Form 8-K filed April 6, 2017

Item 3	Articles of Incorporation and Bylaws

3.01	Articles of Incorporation	Incorporated by reference to the Form 10-SB filed August 12, 1999

3.02	Articles of Amendments to the Articles of Incorporation	Incorporated by reference to the Form 10-SB filed August 12, 1999

3.03	Bylaws	Incorporated by reference to the Form 10-SB filed August 12, 1999

3.04	Certificate of Change filed pursuant to NRS 78.209	Incorporated by reference to the Current Report on Form 8-K filed April 6, 2012

Exhibit Number*	Title of Document	Location

3.05	Articles of Merger filed pursuant to NRS 92.A.200	Incorporated by reference to the Current Report on Form 8-K filed April 6, 2012

3.06	Certificate of Amendment to Articles of Incorporation	Incorporated by reference to the Annual Report on Form 10-K filed March 29, 2024

3.07	Certificate of Amendment to Articles of Incorporation	Incorporated by reference to the Annual Report on Form 10-K filed March 29, 2024

3.08	Certificate of Amendment to the Bylaws	Incorporated by reference to the Current Report on Form 8-K filed April 30, 2020

3.09	Certificate of Designation of 13% Series B Cumulative Redeemable Perpetual Preferred Stock	Incorporated by reference to the Form S-1/A Registration Statement filed with the SEC on March 3, 2020.

3.10	Certificate of Amendment of Certificate of Designation of Designation of 13% Series B Cumulative Redeemable Perpetual Preferred Stock, dated May 12, 2020	Incorporated by reference to the POS AM as filed with the SEC on June 2, 2020.

3.11	Certificate of Amendment of Certificate of Designation of Designation of 13% Series B Cumulative Redeemable Perpetual Preferred Stock, dated November 23, 2020	Incorporated by reference to the POS AM as filed with the SEC on December 17, 2020.

Item 4	Instruments Defining the Rights of Security Holders, including indentures

4.01	Common Stock Specimen	Incorporated by reference to the Registration Statement on Form S-1 filed January 12, 2018

4.02	Description of Securities	This filing

Item 10	Material Contracts

10.50	Convertible Promissory Note, dated as of July 23, 2019	Incorporated by reference to the Current Report on Form 8-K filed August 1, 2019

10.51†	Employment Agreement between Investview, Inc. and Jayme McWidener, effective as of September 15, 2019	Incorporated by reference to the Current Report on Form 8-K filed September 12, 2019

10.57	Common Stock Purchase Warrant	Filed with the S-1/A on March 3, 2020.

10.58	Form of Warrant Exercise	Filed as part of Exhibit 10.57.

10.63.1	Securities Purchase Agreement between Investview, Inc., and DBR Capital, LLC dated as of April 27, 2020	Incorporated by reference to the Current Report on Form 8-K filed on April 30, 2020

10.63.2	Voting Rights Agreement between certain Investview, Inc. stockholders and DBR Capital, LLC dated as of April 27, 2020	Incorporated by reference to the Current Report on Form 8-K filed on April 30, 2020

10.63.3	Lock-up Agreement between certain Investview, Inc., stockholders and DBR Capital, LLC dated as of April 27, 2020	Incorporated by reference to the Current Report on Form 8-K filed on April 30, 2020

Exhibit Number*	Title of Document	Location

10.63.4	Investor Rights Agreement between Investview, Inc., and DBR Capital, LLC dated as of April 27, 2020	Incorporated by reference to the Current Report on Form 8-K filed on April 30, 2020

10.63.5	Convertible Secured Promissory Note by Investview, Inc., and DBR Capital, LLC dated as of April 27, 2020	Incorporated by reference to the Current Report on Form 8-K filed on April 30, 2020

10.64	Consent of Holders of Series B Preferred	Filed with the POS AM as filed with the SEC on June 2, 2020

10.65	Convertible Secured Promissory Note by Investview, Inc., and DBR Capital, LLC, dated as of May 27, 2020	Incorporated by reference to the Current Report on form 8-K filed on June 2, 2020

10.66	Amended and Restated Securities Purchase Agreement dated November 9, 2020	Incorporated by reference to the Current Report on form 8-K filed on November 13, 2020

10.67	Convertible Promissory Note dated November 9, 2020	Incorporated by reference to the Current Report on form 8-K filed on November 13, 2020

10.68	Amended and Restated Convertible Secured Promissory Note in the Amount of $1,300,000 dated November 9, 2020 (originally dated April 27, 2020)	Incorporated by reference to the Current Report on form 8-K filed on November 13, 2020

10.69	Amended and Restated Convertible Secured Promissory Note in the Amount of $700,000 dated November 9, 2020 (originally dated May 27, 2020)	Incorporated by reference to the Current Report on form 8-K filed on November 13, 2020

10.70	First Amendment to Investor Rights Agreement of April 27, 2020, dated November 9, 2020	Incorporated by reference to the Current Report on form 8-K filed on November 13, 2020

10.71	First Amendment to Voting Agreement of April 27, 2020, dated November 9, 2020	Incorporated by reference to the Current Report on form 8-K filed on November 13, 2020

10.72	Guaranty and Collateral Agreement dated May 15, 2020	Incorporated by reference to the Current Report on form 8-K filed on November 13, 2020

10.74	Cover Letter and Restricted Shares Award Agreement for David Rothrock	Incorporated by reference to the Current Report on form 8-K filed on November 13, 2020

10.75	Cover Letter and Restricted Shares Award Agreement for James Bell	Incorporated by reference to the Current Report on form 8-K filed on November 13, 2020

Exhibit Number*	Title of Document	Location

10.78	Joinder Agreement dated December 23, 2020	Incorporated by reference to the Current Report on form 8-K filed on December 31, 2020

10.79	Promissory Note in the Amount of $1,000,000 with Joe Cammarata, dated January 30, 2020, First Amendment to the $1,000,000 Promissory Note dated January 31, 2020 and Second Amendment to the $1,000,000 Promissory Note dated January 30, 2020	Incorporated by reference to the periodic report on Form 10-Q filed February 26, 2021

10.81	Securities Purchase Agreement between Investview Financial Group Holdings, LLC, Investview, Inc., and the Purchasers Listed on Schedule A dated as of March 22, 2021.	Incorporated by reference to the Current Report on Form 8-K filed on March 26, 2021

10.82	Securities Purchase Agreement between Investview MTS, LLC, Investview Financial Group Holdings, LLC, Investview, Inc., and MPower Trading Systems LLC dated as of March 22, 2021.	Incorporated by reference to the Current Report on Form 8-K filed on March 26, 2021

10.83	Working Capital Promissory Note by Investview, Inc., dated as of March 22, 2021.	Incorporated by reference to the Current Report on Form 8-K filed on March 26, 2021

10.87	Lock-Up Agreement	Incorporated by reference to the periodic report on Form 10-K filed on June 29, 2021

10.88	Second Amendment to Amended and Restated Securities Purchase Agreement dated as of November 9, 2020	Incorporated by reference to the Current Report on Form 8-K filed on June 2, 2021

10.89†	Employment Agreement between Investview, Inc., and Ralph R. Valvano, effective as of June 7, 2021	Incorporated by reference to the Current Report on Form 8-K filed on June 9, 2021

10.90†	Amendment to Employment Agreement between Investview, Inc., and Jayme McWidener, effective as of June 7, 2021	Incorporated by reference to the Current Report on Form 8-K filed on June 9, 2021

Exhibit Number*	Title of Document	Location

10.91	Amended and Restated Securities Purchase Agreement between and among Investview MTS, LLC, Investview Financial Group Holdings, LLC, Investview, Inc., and MPower Trading Systems, LLC dated as of September 3, 2021	Incorporated by reference to the Current Report on Form 8-K filed on September 10, 2021

10.92	Bill of Sale, Assignment and Assumption between Investview MTS, LLC, and MPower Trading Systems, LLC dated as of September 3, 2021	Incorporated by reference to the Current Report on Form 8-K filed on September 10, 2021

10.93	Registration Rights Agreement dated as of September 3, 2021	Incorporated by reference to the Current Report on Form 8-K filed on September 10, 2021

10.94	Debt Conversion Agreement between Investview, Inc. and Joseph Cammarata, effective as of March 30, 2021	Incorporated by reference to the Current Report on Form 8-K filed on September 29, 2021

10.95	Convertible Promissory Note due March 30, 2022, dated March 30, 2021	Incorporated by reference to the Current Report on Form 8-K filed on September 29, 2021

10.96	Amendment One to Convertible Promissory Note dated March 30, 2021	Incorporated by reference to the Current Report on Form 8-K filed on September 29, 2021

10.97	Third Amendment to Amended and Restated Securities Purchase Agreement dated as of November 9, 2020	Incorporated by reference to the Quarterly Report on Form 10-Q filed on November 22, 2021

10.98†	Separation and Release Agreement by and among Investview, Inc., and Mario Romano and Wealth Engineering, LLC, dated as of January 6, 2022	Incorporated by reference to the Current Report on Form 8-K filed on January 10, 2022

10.99†	Separation and Release Agreement by and among Investview, Inc., and Annette Raynor and Wealth Engineering, LLC, dated as of January 6, 2022	Incorporated by reference to the Current Report on Form 8-K filed on January 10, 2022

10.100†	Employment Agreement between Investview, Inc., and Victor M. Oviedo, dated as of February 10, 2022	Incorporated by reference to the Current Report on Form 8-K filed on February 23, 2022

Exhibit Number*	Title of Document	Location

10.101†	Indemnification Agreement between Investview, Inc., and Victor M. Oviedo, dated as of February 10, 2022	Incorporated by reference to the Current Report on Form 8-K filed on February 23, 2022

10.102	Victor M. Oviedo Joinder to Lock-Up Agreement dated March 22, 2021	Incorporated by reference to the Current Report on Form 8-K filed on February 23, 2022

10.103†	Employment Agreement between Investview, Inc., and James R. Bell, dated as of February 22, 2022	Incorporated by reference to the Current Report on Form 8-K filed on February 23, 2022

10.104†	Employment Agreement between Investview, Inc., and Myles Gill, dated as of February 21, 2022	Incorporated by reference to the Current Report on Form 8-K filed on February 23, 2022

10.105	Myles Gill Joinder to Lock-Up Agreement dated March 22, 2021	Incorporated by reference to the Current Report on Form 8-K filed on February 23, 2022

10.106†	Form of Executive Indemnification Agreement in Use as of February 2022	Incorporated by reference to the Current Report on Form 8-K filed on February 23, 2022

10.107†	Investview, Inc., 2022 Incentive Plan	Incorporated by reference to the Current Report on Form 8-K filed on February 23, 2022

10.110	Non-Statutory Option Award and Non-Statutory Option Award Agreement for David B. Rothrock #1	Incorporated by reference to the Current Report on Form 8-K filed on June 30, 2022

10.111	Non-Statutory Option Award and Non-Statutory Option Award Agreement for David B. Rothrock #2	Incorporated by reference to the Current Report on Form 8-K filed on June 30, 2022

10.112†	Amendment to Employment Agreement with Victor Oviedo	Incorporated by reference to the Current Report on Form 8-K filed on June 30, 2022

10.113†	Non-Statutory Option Award and Non-Statutory Option Award Agreement for Victor Oviedo #1	Incorporated by reference to the Current Report on Form 8-K filed on June 30, 2022

10.114†	Non-Statutory Option Award and Non-Statutory Option Award Agreement for Victor Oviedo #2	Incorporated by reference to the Current Report on Form 8-K filed on June 30, 2022

10.115†	Amendment to Employment Agreement with James R. Bell	Incorporated by reference to the Current Report on Form 8-K filed on June 30, 2022

10.116†	Non-Statutory Option Award and Non-Statutory Option Award Agreement for James R. Bell #1	Incorporated by reference to the Current Report on Form 8-K filed on June 30, 2022

Exhibit Number*	Title of Document	Location

10.117†	Non-Statutory Option Award and Non-Statutory Option Award Agreement for James R. Bell #2	Incorporated by reference to the Current Report on Form 8-K filed on June 30, 2022

10.118†	Amendment to Employment Agreement with Myles Gill	Incorporated by reference to the Current Report on Form 8-K filed on June 30, 2022

10.119†	Non-Statutory Option Award and Non-Statutory Option Award Agreement for Myles P Gill	Incorporated by reference to the Current Report on Form 8-K filed on June 30, 2022

10.120†	Amended and Restated Employment Agreement with Ralph Valvano	Incorporated by reference to the Current Report on Form 8-K filed on June 30, 2022

10.121†	Non-Statutory Option Award and Non-Statutory Option Award Agreement for Ralph Valvano #1	Incorporated by reference to the Current Report on Form 8-K filed on June 30, 2022

10.122†	Non-Statutory Option Award and Non-Statutory Option Award Agreement for Ralph Valvano #2	Incorporated by reference to the Current Report on Form 8-K filed on June 30, 2022

10.123	Fourth Amendment to Amended and Restated Securities Purchase Agreement dated as of November 9, 2020	Incorporated by reference to the Quarterly Report on Form 10-Q filed on August 15, 2022

10.124	Stock Purchase and Release Agreement dated September 18, 2023	Incorporated by reference to the Current Report on Form 8-K filed on October 4, 2023

10.125	Stock Purchase and Release Agreement dated February 6, 2024	Incorporated by reference to the Current Report on Form 8-K filed on February 9, 2024

10.126	Fifth Amendment to Amended and Restated Securities Purchase Agreement between Investview, Inc. and DBR Capital, LLC, dated as of February 28, 2025	Incorporated by reference to the Current Report on Form 8-K filed on March 4, 2025

10.127	Separation Agreement and General Release by and between Investview, Inc. and Myles P. Gill, dated as of August 19, 2024	This filing.

10.128	First Amendment to Amended and Restated Securities Purchase Agreement between Investview, Inc. and DBR Capital, LLC dated as of November 9, 2020	Incorporated by reference to the Current Report on Form 8-K filed on March 26, 2021

Item 14	Code of Ethics

14.01	Code of Ethics	This filing.

Item 19	Insider Trading Policies and Procedures

19.01	Insider Trading Policy	This filing.

Item 21	Subsidiaries of the Registrant

21.01	Schedule of Subsidiaries	This filing.

Exhibit Number*	Title of Document	Location

Item 23	Consents of Experts and Counsel

23.01	Consent of M&K CPAs	This filing.

Item 24	Power of Attorney

24.01	Power of Attorney	This filing – included on signature page.

Item 31	Rule 13a-14(a)/15d-14(a) Certifications

31.01	Rule 13a-14(a) Certification of Principal Executive Officer	This filing.

31.02	Rule 13a-14(a) Certification of Principal Financial Officer	This filing.

Item 32	Section 1350 Certifications

32.01	Section 1350 Certification of the Principal Executive Officer	This filing.

32.02	Section 1350 Certification of the Principal Financial Officer	This filing.

Item 97	Policy Relating to Recovery of Erroneously Awarded Compensation

97.01	Clawback Policy	This filing.

Item 101	Interactive Data Files***

101.INS	XBRL Instance Document	This filing.

101.SCH	XBRL Taxonomy Extension Schema	This filing.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase	This filing.

101.DEF	XBRL Taxonomy Extension Definition Linkbase	This filing.

101.LAB	XBRL Taxonomy Extension Label Linkbase	This filing.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase	This filing.

Item 104	Cover Page Interactive Data File

	Cover Page Interactive Data File (formatted as Inline XBRL and continued in Exhibit 101).	This filing.

†	Indicates a management contract or compensatory plan.
*	All exhibits are numbered with the number preceding the decimal indicating the applicable SEC reference number in Item 601 and the number following the decimal indicating the sequence of the particular document. Omitted numbers in the sequence refer to documents previously filed as an exhibit.
**	Identifies each management contract or compensatory plan or arrangement required to be filed as an exhibit, as required by Item 15(a)(3) of Form 10-K.
***	Users of this data are advised that, pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of this annual report for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Exchange Act and otherwise are not subject to liability.

Item 16. Form 10-K Summary

Not included.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Investview Inc.

Dated: March 28, 2025	By:	/s/ Victor M. Oviedo
Victor M. Oviedo
Chief Executive Officer
(Principal Executive Officer)

Dated: March 28, 2025	By:	/s/ Ralph R. Valvano
Ralph R. Valvano
Chief Financial Officer
(Principal Financial Officer and Accounting Officer)

POWER OF ATTORNEY

Each person whose signature appears below constitutes and appoints Victor M. Oviedo and Ralph R. Valvano, or either of them, as such person’s true and lawful attorneys-in-fact and agents, with full power of substitution and re-substitution, for such person and in such person’s name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K and any documents related to this report and filed pursuant to the Securities Exchange Act of 1934, as amended, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith as fully to all intents and purposes as such person might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof. This power of attorney shall be governed by and construed with the laws of the State of Delaware and applicable federal securities laws.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Victor M. Oviedo	Chief Executive Officer and Director	March 28, 2025
Victor M. Oviedo	(Principal Executive Officer)

/s/ Ralph R. Valvano	Chief Financial Officer	March 28, 2025
Ralph R. Valvano	(Principal Financial and Accounting Officer)

/s/ James Bell	President, Chief Operating Officer	March 28, 2025
James Bell	and Director

/s/ David B. Rothrock	Chairman	March 28, 2025
David B. Rothrock

DECEMBER 31, 2024 AND 2023

FORMING A PART OF ANNUAL REPORT

PURSUANT TO THE SECURITIES EXCHANGE ACT OF 1934

INVESTVIEW, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Shareholders of Investview, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Investview, Inc. (the Company) as of December 31, 2024 and 2023, and the related consolidated statements of operations and other comprehensive income (loss), stockholders’ equity (deficit), and cash flows for the years ended and the related notes to the consolidated financial statements. In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for the year ended in conformity with accounting principles generally accepted in the United States of America.

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

The Woodlands, TX

March 28, 2025

INVESTVIEW, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2024	2023

ASSETS
Current assets:
Cash and cash equivalents	$22,467,710	$20,912,276
Restricted cash, current	-	230,354
Prepaid assets	497,620	492,607
Deposits, current	936,434	-
Receivables	2,534,727	2,232,725
Inventory	495,865	-
Income tax paid in advance	459,872	-
Other current assets	1,127,891	585,632
Total current assets	28,520,119	24,453,594

Fixed assets, net	1,868,441	6,536,823

Other assets:
Goodwill	873,701	-
Intangible assets, net	40,310	-
Operating lease right-of-use asset	211,996	110,427
Deposits	57,028	2,588,127
Total other assets	1,183,035	2,698,554

Total assets	$31,571,595	$33,688,971

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued liabilities	$7,139,684	$5,854,093
Payroll liabilities	271,606	187,419
Income tax payable	202,573	1,004,535
Deferred revenue	3,029,145	2,703,398
Derivative liability	758	5,732
Dividend liability	245,101	256,392
Operating lease liability, current	165,707	109,628
Related party debt, net of discounts, current	1,204,567	1,203,247
Debt, net of discounts, current	29,244	715,127
Total current liabilities	12,288,385	12,039,571

Operating lease liability, long term	46,433	6,048
Accrued liabilities, long term	45,532	1,189,643
Related party debt, net of discounts, long term	1,501,041	1,162,349
Debt, net of discounts, long term	490,619	501,062
Total long-term liabilities	2,083,625	2,859,102

Total liabilities	14,372,010	14,898,673

Commitments and contingencies	-	-

Stockholders’ equity (deficit):
Preferred stock, par value: $0.001; 50,000,000 shares authorized, 252,192 and 252,192 issued and outstanding as of December 31, 2024 and December 31, 2023, respectively	252	252
Common stock, par value $0.001; 10,000,000,000 shares authorized; 1,859,231,786 and 2,333,356,496 shares issued and outstanding as of December 31, 2024 and December 31, 2023, respectively	1,859,231	2,333,356
Additional paid in capital	102,560,320	104,056,807
Accumulated other comprehensive income (loss)	(23,218)	(23,218)
Accumulated noncontrolling interest	8,070	-
Accumulated deficit	(87,205,070)	(87,576,899)
Total stockholders’ equity (deficit)	17,199,585	18,790,298

Total liabilities and stockholders’ equity (deficit)	$31,571,595	$33,688,971

The accompanying notes are an integral part of these consolidated financial statements.

INVESTVIEW, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME (LOSS)

	Year Ended	Year Ended
	December 31, 2024	December 31, 2023

Revenue:
Membership revenue, net of refunds, incentives, credits, and chargebacks	$47,061,290	$56,036,052
Mining revenue	5,186,606	11,348,156
Health and wellness product sales	110,671	-
Cryptocurrency revenue	-	513,285
Mining equipment repair revenue	-	23,378
Other revenue	23,404	-
Total revenue, net	52,381,971	67,920,871

Operating costs and expenses:
Cost of sales and service	6,056,491	10,736,709
Commissions	25,913,260	31,716,399
Selling and marketing	569,491	560,065
Salary and related	6,626,588	7,112,954
Professional fees	1,547,288	1,378,367
Impairment expense	1,771,891	2,056,386
Loss (gain) on disposal of assets	180,223	223,630
General and administrative	8,022,020	9,531,431
Total operating costs and expenses	50,687,252	63,315,941

Net income (loss) from operations	1,694,719	4,604,930

Other income (expense):
Loss on Settlement	(375,000)	-
Gain (loss) on fair value of derivative liability	4,974	18,691
Realized gain (loss) on cryptocurrency	452,450	255,268
Interest expense	(18,801)	(18,750)
Interest expense, related parties	(1,240,529)	(1,239,603)
Other income (expense)	1,567,543	1,389,796
Total other income (expense)	390,637	405,402

Income (loss) before income taxes	2,085,356	5,010,332
Income tax expense	(894,940)	(2,178,412)

Net income (loss)	1,190,416	2,831,920
Net income (loss) attributable to noncontrolling interest	(753)	-
Net income (loss) attributable to Investview, Inc.	1,191,169	2,831,920

Dividends on Preferred Stock	(819,340)	(819,340)

Net income (loss) applicable to common shareholders	$371,829	$2,012,580

Basic income (loss) per common share	$0.00	$0.00
Diluted income (loss) per common share	$0.00	$0.00

Basic weighted average number of common shares outstanding	1,908,219,120	2,559,093,504
Diluted weighted average number of common shares outstanding	2,944,647,691	3,595,522,075

The accompanying notes are an integral part of these consolidated financial statements.

INVESTVIEW, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

						Accumulated
					Additional	Other
	Preferred Stock		Common Stock		Paid in	Comprehensive	Accumulated	Noncontrolling
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Interest	Total
Balance, December 31, 2022	252,192	$252	2,636,275,489	$2,636,275	$104,350,746	$(23,218)	$(89,589,479)	$-	$17,374,576
Common stock issued for services and other stock-based compensation	-	-	-	-	2,575,496	-	-	-	2,575,496
Warrant Exercise	-	-	230	-	23	-	-	-	23
Derivative liability extinguished with warrant exercise	-	-	-	-	3	-	-	-	3
Common stock repurchased from related parties and canceled	-	-	(302,919,223)	(302,919)	(2,869,461)	-	-	-	(3,172,380)
Dividends	-	-	-	-	-	-	(819,340)	-	(819,340)
Net income (loss)	-	-	-	-	-	-	2,831,920	-	2,831,920
Balance, December 31, 2023	252,192	252	2,333,356,496	2,333,356	104,056,807	(23,218)	(87,576,899)	-	18,790,298
Common stock issued for services and other stock-based compensation	-	-	-	-	1,600,534	-	-	-	1,600,534
Common stock repurchased from related parties and canceled	-	-	(472,374,710)	(472,375)	(3,098,771)	-	-	-	(3,571,146)
Common stock canceled	-	-	(1,750,000)	(1,750)	1,750	-	-	-	-
Recognition of noncontrolling interest in acquisition	-	-	-	-	-	-	-	8,823	8,823
Dividends	-	-	-	-	-	-	(819,340)	-	(819,340)
Net income (loss)	-	-	-	-	-	-	1,191,169	(753)	1,190,416
Balance, December 31, 2024	252,192	$252	1,859,231,786	$1,859,231	$102,560,320	$(23,218)	$(87,205,070)	$8,070	$17,199,585

The accompanying notes are an integral part of these consolidated financial statements.

INVESTVIEW INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended	Year Ended
	December 31, 2024	December 31, 2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$1,190,416	$2,831,920
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	3,875,614	4,450,466
Amortization of debt discount	338,691	337,767
Stock issued for services and other stock-based compensation	1,600,534	2,575,496
Lease cost, net of repayment	(5,105)	1,283
(Gain) loss on disposal of assets	180,223	223,630
Loss on fair value of derivative liability	(4,974)	(18,691)
Realized (gain) loss on cryptocurrency	(452,450)	(255,268)
Impairment expense	1,771,891	2,056,386
Changes in operating assets and liabilities:
Receivables	(302,002)	(977,183)
Inventory	(326,986)	74,645
Prepaid assets	(5,013)	(126,046)
Income tax paid in advance	(459,872)	535,932
Other current assets	(535,461)	(5,396,521)
Deposits	(2,439)	(2,114,529)
Accounts payable and accrued liabilities	1,559,877	(350,764)
Income tax payable	(801,962)	763,932
Customer advance	-	(96,609)
Deferred revenue	(239,279)	628,824
Accrued interest	18,801	18,750
Accrued interest, related parties	901,837	901,837
Net cash provided by (used in) operating activities	8,302,341	6,065,257

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash acquired in acquisition	1,495	-
Cash paid for purchase of Renu	(1,144,426)	-
Cash received from the disposal of fixed assets	-	23,278
Cash paid for fixed assets	(461,945)	(2,561,001)
Net cash provided by (used in) investing activities	(1,604,876)	(2,537,723)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments for related party debt	(900,516)	(900,516)
Repayments for debt	(441,086)	(1,948,906)
Payments for shares repurchased from related parties	(3,371,763)	(396,547)
Dividends paid	(659,020)	(627,856)
Proceeds from the exercise of warrants	-	23
Net cash provided by (used in) financing activities	(5,372,385)	(3,873,802)

Effect of exchange rate translation on cash	-	-

Net increase (decrease) in cash, cash equivalents, and restricted cash	1,325,080	(346,268)
Cash, cash equivalents, and restricted cash - beginning of period	21,142,630	21,488,898
Cash, cash equivalents, and restricted cash - end of period	$22,467,710	$21,142,630

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$929,760	$932,197
Income taxes	$2,156,774	$2,178,412
Non-cash investing and financing activities:
Common stock repurchased for payables	$3,571,146	$2,775,833
Application of deposit to payables	$1,597,104	$-
Dividends declared	$819,340	$819,340
Recognition of lease liability and ROU asset at lease commencement	$223,364	$23,520
Debt extinguished in exchange for cryptocurrency	$274,041	$5,322,058
Dividends paid with cryptocurrency	$171,611	$171,722
Common stock cancelled	$1,750	$-
Cryptocurrency received from sale of fixed assets	$-	$9,913
Derivative liability extinguished with warrant exercise	$-	$3

The accompanying notes are an integral part of these consolidated financial statements.

INVESTVIEW, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024 AND 2023

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

Nature of Business

We operate a diversified financial technology services company offering multiple business units across key sectors, including a financial education division offering tools, products and content through a global network of independent distributors; a manufacturing division focused on proprietary over-the-counter aesthetics, health, nutrition and cognitive wellness products for wholesale and retail markets, with strategic plans for global expansion: an early-stage online trading platform that intends to offer self-directed retail brokerage services; and a business unit that owns and operates a sustainable blockchain business focused on bitcoin mining.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Accounting

Our policy is to prepare our financial statements on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America.

Principles of Consolidation

The consolidated financial statements include the accounts of Investview, Inc., and our wholly owned subsidiaries: iGenius, LLC, SAFETek, LLC, Investview Financial Group Holdings, LLC, Opencash Finance, Inc., Opencash Securities, LLC, Investview MTS, LLC, myLife Wellness Company, Renu Laboratories LLC, and Goldman’s Pharmaceuticals LLC. The Company also owns 50% of ELRT Technologies, LLC, which has been included in the consolidated financial statements and the Company has recorded a noncontrolling interest for the 50% interest that it does not own. All intercompany transactions and balances have been eliminated in consolidation.

INVESTVIEW, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024 AND 2023

Operating Segments

Operating segments are defined as components of an entity for which separate financial information is available that is regularly reviewed by the chief operating decision maker (“CODM”). The CODM is composed of several members of its executive management team, including the CEO, President and COO and the CFO. The CODM uses segment net income from operations to assess the performance of, manage the operations of, and allocate capital and operational resources to the Company’s three reportable segments.

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

Concentration of Credit Risk

Financial instruments that potentially expose us to concentration of credit risk include cash, accounts receivable, and advances. We place our cash and temporary cash investments with credit quality institutions. At times, such investments may be in excess of the FDIC insurance limit of $250,000. As of December 31, 2024 and 2023, cash balances that exceeded FDIC limits were $10,837,830 and $3,778,085, respectively. We have not experienced significant losses relating to these concentrations in the past.

Cash Equivalents and Restricted Cash

For purposes of reporting cash flows, we consider all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. As of December 31, 2024 and 2023, we had no cash equivalents.

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the balance sheet that sum to the total of the same such amounts shown in the statement of cash flows.

	December 31,	December 31,
	2024	2023
Cash and cash equivalents	$22,467,710	$20,912,276
Restricted cash, current	-	230,354
Total cash, cash equivalents, and restricted cash shown on the statement of cash flows	$22,467,710	$21,142,630

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

INVESTVIEW, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024 AND 2023

Receivables were made up of the following as of each balance sheet date:

	December 31,	December 31,
	2024	2023
Due from merchant processors	$318,921	$1,732,456
Held in reserve by merchant processors for future returns and chargebacks [1]	1,872,035	1,219,342
Due from payout service providers	296,558	3,251
Accounts and other receivables	47,213	-
	2,534,727	2,955,049
Allowance for doubtful accounts	-	(722,324)
	$2,534,727	$2,232,725

[1]	We have recently had to pursue collection efforts through litigation against one of our credit card processors and its clearing bank, as efforts to collect approximately $1.87 million of our credit card receivables has not proven timely. See “NOTE 10-Commitments and Contingencies.”

Fixed Assets

Fixed assets are stated at cost and depreciated using the straight-line method over their estimated useful lives. When retired or otherwise disposed, the carrying value and accumulated depreciation of the fixed asset is removed from its respective accounts and the net difference less any amount realized from disposition is reflected in earnings. Expenditures for maintenance and repairs, which do not extend the useful lives of the related assets are expensed as incurred.

Fixed assets were made up of the following at each balance sheet date:

	Estimated
	Useful
	Life	December 31,	December 31,
	(years)	2024	2023
Furniture, fixtures, and equipment	10	$717	$717
Computer equipment	3	28,571	11,308
Data processing equipment	3	11,824,560	14,084,670
Manufacturing equipment	3-25	1,161,701	-
		13,015,549	14,096,695
Accumulated depreciation		(11,147,108)	(7,559,872)
Net book value		$1,868,441	$6,536,823

Total depreciation expense for the years ended December 31, 2024 and 2023, was $3,875,614 and $4,450,466, respectively, all of which was recorded in our general and administrative expenses on our statement of operations. During the year ended December 31, 2024, we disposed of assets with a net book value of $180,223. During the year ended December 31, 2023, we sold assets with a total net book value of $26,731 for cash of $23,278 and bitcoin worth $9,913, therefore recognized a gain on disposal of assets of $6,460. This gain was offset by loss on disposal of assets with a net book value of $55,255.

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

We hold cryptocurrency-denominated assets and include them in our consolidated balance sheet as other assets. The value of our cryptocurrencies as of December 31, 2024 and December 31, 2023, were $1,127,891 and $585,632, respectively. Cryptocurrencies purchased or received for payment from customers are recorded in accordance with ASC 350-30 and cryptocurrencies awarded to the Company through its mining activities ($5,186,606 and $11,348,156 for the year ended December 31, 2024 and 2023, respectively) are accounted for in connection with the Company’s revenue recognition policy. The use of cryptocurrencies is accounted for in accordance with the first in first out method of accounting. For the year ended December 31, 2024 and 2023, we recorded realized gains (losses) on our cryptocurrency transactions of $452,450 and $255,268, respectively. For the year ended December 31, 2023, we recognized impairment expense related to our cryptocurrency holdings of $2,056,386. The impairment was due to carrying value of our ndau coins exceeding its fair value what was deemed $0 due to NDAU having no trade volume and not being listed on an exchange as of December 31, 2023.

INVESTVIEW, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024 AND 2023

Impairment of Long-Lived Assets

We account for the impairment of our long-lived assets in accordance with ASC Subtopic 360-10, Property, Plant and Equipment (“ASC 360-10”). ASC 360-10 requires that long-lived assets and certain identifiable intangibles held and used by the Company be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable or when the historical cost carrying value of an asset may no longer be appropriate. Events relating to recoverability may include significant unfavorable changes in business conditions, recurring losses, or a forecasted inability to achieve break-even operating results over an extended period.

We evaluate the recoverability of long-lived assets based upon future net cash flows expected to result from the asset, including eventual disposition. Should impairment in value be indicated, the carrying value of intangible assets will be adjusted and an impairment loss is recorded equal to the difference between the asset’s carrying value and fair value or disposable value.

During the year ended December 31, 2024, data processing equipment which is our bitcoin miners were impaired $1,771,891. The impairment was due to the carrying value of our data processing equipment exceeding its fair value which was determined using the price that similar equipment would sell for in the open market. During the year ended December 31, 2023, no impairment was recorded.

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

Our financial instruments consist of cash, accounts receivable, and accounts payable. We have determined that the book value of our outstanding financial instruments as of December 31, 2024 and 2023, approximates the fair value due to their short-term nature.

Items recorded or measured at fair value on a recurring basis in the accompanying consolidated financial statements consisted of the following items as of December 31, 2024:

	Level 1	Level 2	Level 3	Total
Total Assets	$-	$-	$-	$-

Derivative liability	$-	$-	$758	$758
Total Liabilities	$-	$-	$758	$758

INVESTVIEW, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024 AND 2023

Items recorded or measured at fair value on a recurring basis in the accompanying consolidated financial statements consisted of the following items as of December 31, 2023:

	Level 1	Level 2	Level 3	Total
Total Assets	$-	$-	$-	$-

Derivative liability	$-	$-	$5,732	$5,732
Total Liabilities	$-	$-	$5,732	$5,732

Revenue Recognition

Membership Revenue

Most of our revenue is generated by membership sales and payment is received at the time of purchase. We recognize membership revenue in accordance with ASC 606-10 where revenue is measured based on a consideration specified in a contract with a customer and recognized when we satisfy the performance obligation specified in each contract. Our performance obligation is to provide our tools, products, and content over a fixed membership period; therefore, we recognize revenue ratably over the membership period and deferred revenue is recorded for the portion of the membership period subsequent to each reporting date. Additionally, we offer a designated trial period to first-time membership customers, during which a full refund can be requested if a customer does not wish to continue with the membership. Revenues are deferred during the trial period as collection is not probable until that time has passed. Revenues are presented net of refunds, sales incentives, credits, and known and estimated credit card chargebacks. As of December 31, 2024 and 2023, our deferred revenues for membership revenue were $1,905,734 and $2,703,398, respectively.

Mining Revenue

We generate revenue from mining bitcoin. The Company has entered into a digital asset mining pool by executing a contract, as amended from time to time, with the mining pool operator to provide computing power to the mining pool. The contract is terminable at any time by either party without penalty. Further, since the contract is continuously renewing, second by second, the mining contract is considered to have a duration of less than 24 hours for accounting purposes. The Company’s enforceable right to compensation only begins when the Company provides computing power to the mining pool operator. In exchange for providing computing power, we are entitled to a Full-Pay-Per-Share payout of Bitcoin based on a contractual formula, which calculates our share of block rewards, transaction fees, and mining pool operator fees. We are entitled to consideration even if a block is not successfully placed by the mining pool operator.

Providing computing power to solve complex cryptographic algorithms in support of the Bitcoin blockchain (in a process known as “solving a block”) is an output of the Company’s ordinary activities. The provision of providing such computing power is the only performance obligation in the Company’s contracts with the mining pool operator. The transaction consideration the Company receives is net of a contractually agreed upon mining pool operator fee charged and kept by the mining pool operator and is noncash, in the form of Bitcoin. Given that the contract is continuously renewing, and the duration is considered to be less than 24 hours, the Company measures the transaction consideration at fair value on the date Bitcoin is received. The consideration is variable. The amount of consideration recognized is constrained to the amount of consideration received, which is when it is probable a significant reversal will not occur. There is no significant financing component or risk of a significant revenue reversal in these transactions due to the performance obligations and settlement of the transactions being on a daily basis.

Health and Wellness Product Sales and Other Revenue

Through our wholly owned subsidiary, Renu Laboratories LLC, we generate revenue by manufacturing and selling health, beauty and wellness products. We recognize health and wellness product sales revenue in accordance with ASC 606-10. The Company’s performance obligation is complete when control of the promised goods is transferred to a customer, at which time the Company recognizes revenue in an amount that reflects the consideration the Company expects to receive in exchange for those goods. The Company terms for the sale are based on free on board (FOB) shipping point, where the control passes to the customer once the product leaves our warehouse. The Company determines collectability by requiring certain customers to pay before control is transferred and by performing ongoing credit evaluations and monitoring customer accounts receivable balances. As of December 31, 2024, deposits collected from customers for orders to be filled at a future date were $1,014,164.

Shipping and direct costs charged to customers, along with fees collected from customers for storing their products in our warehouse facility located in Warminster, Pennsylvania are included in revenue as Other Revenue. Shipping and direct costs incurred by the Company are included in Cost of Sales and Service.

INVESTVIEW, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024 AND 2023

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

During 2024, we generated no revenue from the sale of cryptocurrency packages.

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

Revenue generated for the year ended December 31, 2024

Revenue generated for the year ended December 31, 2024, was as follows:

	Membership revenue	Mining revenue	Health and wellness product sales	Other Revenue	Total
Gross billings/receipts	$50,086,839	$5,186,606	$110,856	$23,404	$55,407,705
Refunds, incentives, credits, and chargebacks	(3,025,549)	-	(185)	-	(3,025,734)
Net revenue	$47,061,290	$5,186,606	$110,671	$23,404	$52,381,971

Foreign revenues for the year ended December 31, 2024 were approximately $42.9 million while domestic revenue for the year ended December 31, 2024 was approximately $9.5 million.

Revenue generated for the year ended December 31, 2024

Revenue generated for the year ended December 31, 2023, was as follows:

	Membership Revenue	Cryptocurrency Revenue	Mining Revenue	Miner Repair Revenue	Total
Gross billings/receipts	$60,516,836	$990,785	$11,348,156	$23,378	$72,879,155
Refunds, incentives, credits, and chargebacks	(4,480,784)	-	-	-	(4,480,784)
Amounts paid to supplier	-	(477,500)	-	-	(477,500)
Net revenue	$56,036,052	$513,285	$11,348,156	$23,378	$67,920,871

Foreign revenues for the year ended December 31, 2023 were approximately $51.0 million while domestic revenue for the year ended December 31, 2023 was approximately $16.9 million.

Advertising, Selling, and Marketing Costs

We expense advertising, selling, and marketing costs as incurred. Advertising, selling, and marketing costs include costs of promoting our product worldwide, including promotional events. Advertising, selling, and marketing expenses for the year ended December 31, 2024 and 2023, totaled $569,491 and $560,065, respectively.

INVESTVIEW, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024 AND 2023

Cost of Sales and Service

Included in our costs of sales and services is amounts paid to our trading and market experts that provide financial education content and tools to our membership customers, hosting and electricity fees that we pay to vendors to set up our mining equipment at third-party sites in order to generate mining revenue, and the raw material and manufacturing costs of our health and wellness product sales. Costs of sales and services for the year ended December 31, 2024 and 2023, totaled $6,056,491 and $10,736,709, respectively.

Inventory

As of December 31, 2024, inventory consists of raw materials, work in progress, and finished goods to be sold as part of our health and wellness product sales. Inventory is valued at the lower of cost or net realizable value using the first-in, first-out (FIFO) method and is inclusive of any shipping and tax costs.

Due to the discontinuation of our miner repair business during the quarter ended June 30, 2023, all related inventory was sold. During the year ended December 31, 2023, we recognized a loss on disposal of assets of $174,835.

As of December 31, 2024 and 2023 the net realizable value of our inventory was $495,865 and $0, respectively.

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

The following table illustrates the computation of diluted earnings per share for the years ended December 31, 2024 and 2023.

	December 31, 2024	December 31, 2023
Net income	$1,190,416	2,831,920
Less: preferred dividends	(819,340)	(819,340)
Add: interest expense on convertible debt	900,516	900,516
Net income available to common shareholders (numerator)	$1,271,592	2,913,096

Basic weighted average number of common shares outstanding	1,908,219,120	2,559,093,504
Dilutive impact of convertible notes	471,428,571	471,428,571
Dilutive impact of non-voting membership interest	565,000,000	565,000,000
Diluted weighted average number of common shares outstanding (denominator)	2,944,647,691	3,595,522,075

Diluted income per common share	$0.00	0.00

The following table presents potentially dilutive securities that were not included in the computation of diluted net income per share as their inclusion would be anti-dilutive.

	December 31, 2024	December 31, 2023
Options to purchase common stock	359,698,857	360,416,665
Warrants to purchase common stock	1,178,090	1,178,129

INVESTVIEW, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024 AND 2023

Lease Obligation

We determine if an arrangement is a lease at inception. Operating leases are included in the operating lease right-of-use asset account, the operating lease liability, current account, and the operating lease liability, long-term account in our balance sheet. Right-of-use assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease.

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

In December 2023, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”). ASU 2023-09 expands existing income tax disclosures for rate reconciliations by requiring disclosure of certain specific categories and additional reconciling items that meet quantitative thresholds and expands disclosures for income taxes paid by requiring disaggregation by certain jurisdictions. ASU 2023-09 is effective for annual periods beginning after December 15, 2024; early adoption is permitted. The Company did not elect early adoption and is currently evaluating the impact the updated guidance will have on its 2025 disclosures.

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”). ASU 2023-07 is intended to enhance reportable segment disclosures by requiring disclosures of significant segment expenses regularly provided to the CODM, requiring disclosure of the title and position of the CODM and explanation of how the reported measures of segment profit and loss are used by the CODM in assessing segment performance and allocation of resources. ASU 2023-07 is effective for the Company for annual periods beginning after December 31, 2023. The Company adopted ASU 2023-07 for the year ended December 31, 2024. As a result of the adoption, the Company added this disclosure in Note 11. Segment Information, to present significant expenses that are included within cost of revenue, by reportable segment, which are presented to the CODM.

In December 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40) (“ASU 2024-03”). ASU 2024-03 requires, in the notes to the financial statements, disclosures of specified information about certain costs and expenses specified in the updated guidance. ASU 2024-03 is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted. The Company did not elect early adoption and is evaluating the impact the updated guidance will have on its disclosures in 2026.

We have noted no other recently issued accounting pronouncements that we have not yet adopted that we believe are applicable or would have a material impact on our financial statements.

INVESTVIEW, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024 AND 2023

NOTE 4 – LIQUIDITY

Our financial statements are prepared using generally accepted accounting principles applicable to a going concern that contemplates the realization of assets and liquidation of liabilities in the normal course of business.

During the year ended December 31, 2024, we met our short-and long-term working capital and capital expenditure requirements. Our net cash provided by operating activities for the year ended December 31, 2024, was $8.3 million. We used our cash provided by operating activities for the acquisition of substantially all the assets of Renu Labs for $1.1 million, the purchase of fixed assets in the amount of $0.5 million, principal and interest payments on debt of $1.3 million, the repurchase of common shares totaling $3.4 million, total dividend payments on our preferred stock of $0.7 million and added $1.3 million to our cash balance, which totaled $22.5 million at December 31, 2024. We believe we will have sufficient resources, including cash flow from operations and access to capital markets, to meet debt service and other obligations in a timely manner and be able to meet our objectives.

NOTE 5 – RELATED PARTY TRANSACTIONS

Related Party Debt

Our related party debt consisted of the following:

	December 31,	December 31,
	2024	2023
Convertible Promissory Note entered into on 4/27/20, net of debt discount of $692,004 as of December 31, 2024 [1]	$607,996	$477,711
Convertible Promissory Note entered into on 5/27/20, net of debt discount of $375,700 as of December 31, 2024 [2]	324,304	253,566
Convertible Promissory Note entered into on 11/9/20, net of debt discount of $731,254 as of December 31, 2024 [3]	568,742	431,072
Working Capital Promissory Note entered into on 3/22/21 [4]	1,204,567	1,203,247
Total related-party debt	2,705,608	2,365,596
Less: Current portion	(1,204,567)	(1,203,247)
Related-party debt, long term	$1,501,041	$1,162,349

[1]	On April 27, 2020, we received proceeds of $1,300,000 from DBR Capital, LLC, an entity controlled by a member of our Board of Directors, and entered into a convertible promissory note. The note is secured by collateral of the Company and its subsidiaries. The note bears interest at 20% per annum, payable monthly, and the principal is due and payable on April 27, 2030. Per the original terms of the agreement, the note was convertible into common stock at a conversion price of $0.01257 per share, which was amended on November 9, 2020 to reduce the conversion price to $0.007 per share. At inception we recorded a beneficial conversion feature and debt discount of $1,300,000. During the year ended December 31, 2024, we recognized $130,285 of the debt discount into interest expense, as well as expensed an additional $260,016 of interest expense on the note, all of which was repaid during the period.

[2]	On May 27, 2020, we received proceeds of $700,000 from DBR Capital, LLC, an entity controlled by a member of our Board of Directors, and entered into a convertible promissory note. The note is secured by collateral of the Company and its subsidiaries. The note bears interest at 20% per annum, payable monthly, and the principal is due and payable on April 27, 2030. Per the original terms of the agreement, the note was convertible into common stock at a conversion price of $0.01257 per share, which was amended on November 9, 2020 to reduce the conversion price to $0.007 per share. At inception we recorded a beneficial conversion feature and debt discount of $700,000. During the year ended December 31, 2024, we recognized $70,738 of the debt discount into interest expense as well as expensed an additional $140,000 of interest expense on the note, all of which was repaid during the period.

[3]	On November 9, 2020, we received proceeds of $1,300,000 from DBR Capital, LLC, an entity controlled by a member of our Board of Directors, and entered into a convertible promissory note. The note is secured by collateral of the Company and its subsidiaries. The note bears interest at 38.5% per annum, made up of a 25% interest rate per annum and a facility fee of 13.5% per annum, payable monthly beginning February 1, 2021, and the principal is due and payable on April 27, 2030. Per the terms of the agreement, the note is convertible into common stock at a conversion price of $0.007 per share. At inception we recorded a beneficial conversion feature and debt discount of $1,300,000. During the year ended December 31, 2024, we recognized $137,670 of the debt discount into interest expense as well as expensed an additional $500,500 of interest expense on the note, all of which was repaid during the period.

[4]	On March 22, 2021, we entered into Securities Purchase Agreements to purchase 100% of the operating assets of SSA Technologies LLC, an entity that owns and operates a FINRA-registered broker-dealer. SSA is controlled and partially owned by Joseph Cammarata, our former Chief Executive Officer. (See Note 10). Commencing upon execution of the agreements and through the closing of the transactions, we agreed to provide certain transition service arrangements to SSA. In connection with the transactions, we entered into a Working Capital Promissory Note with SSA under which SSA was to have advanced to us up to $1,500,000 before the end of 2021; however, SSA only provided advances of $1,200,000, to date. The note bears interest at the rate of 0.11% per annum. The note was due and payable by January 31, 2022; however, has not yet been repaid as we consider our legal options in light of SSA’s failure to complete its funding obligations, and the other damages we sustained as a result of the actions of Mr. Cammarata. During the year ended December 31, 2024 and 2023, we recorded interest expense of $1,320 on the note. The note was to have been secured by the pledge of 12,000,000 shares of our common stock; however, it remains unsecured as the pledge of shares was not implemented at the closing of the loan.

INVESTVIEW, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024 AND 2023

The loans referenced in footnotes 1-3 above were advanced under a Securities Purchase Agreement we entered into on April 27, 2020, with DBR Capital. Under the Securities Purchase Agreement (which was subsequently amended and restated), DBR Capital agreed to advance up to $11 million to us in a series of up to five closings through December 31, 2026, of which the amounts advanced covered in footnotes 1-3 above constituted the first three closings.

On February 28, 2025, we and DBR Capital, entered into a Fifth Amendment to the now Amended and Restated Securities Purchase Agreement that extends the deadlines for the fourth and fifth closings under that Agreement from December 31, 2024, to August 31, 2025 and December 31, 2026, respectively. The fourth and fifth closings remain at the sole discretion of DBR Capital, and we cannot provide any assurance that they will occur when contemplated or ever.

Other Related Party Arrangements

On September 29, 2023, we closed on the purchase in a private transaction of shares of our common stock under the terms of a Stock Purchase and Release Agreement dated September 18, 2023 (the “Romano/Raynor Agreement”). Under the Romano/Raynor Agreement, the Company purchased for surrender in a series of private transactions, an aggregate of 302,919,223 shares of the Company’s common stock (the “Romano/Raynor Purchased Shares”) from sellers consisting of Mario Romano, Annette Raynor, and a series of their family members and related entities (collectively, the “Sellers”). The Romano/Raynor Purchased Shares were purchased for aggregate consideration of $2,922,380, representing a price of $0.00964739 per share. One-eighth of the purchase price was paid within seven (7) days of the closing, with the balance payable in a series of equal quarterly payments over seven (7) consecutive quarters thereafter. As of December 31, 2024, we owed $1,189,643 under the Romano/Raynor Agreement of which $1,189,643 is included in Accounts payable and accrued liabilities.

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

On February 7, 2024, we closed on the purchase in a private transaction of shares of our common stock under the terms of a Stock Purchase and Release Agreement dated February 6, 2024 (the “Smith/Miller Agreement”). Under the Smith/Miller Agreement, the Company purchased for surrender and cancellation a total of 472,374,710 shares of the Company’s common stock (the “Smith/Miller Purchased Shares”) from Ryan Smith and Chad Miller and certain of their respective affiliates and family members. The Smith/Miller Purchased Shares were purchased for aggregate purchase price of $3,571,146, representing a price of $0.007559985 per share. One-eighth of the purchase price was paid within seven (7) days of the closing, with the balance payable in a series of equal quarterly payments over seven (7) consecutive quarters thereafter. As of December 31, 2024, we owed $1,785,573 under the Smith/Miller Agreement of which $1,785,572 is included in Accounts payable and accrued liabilities.

The consideration paid for the Purchased Shares of $3,571,146 was allocated to the share purchase (see NOTE 9).

INVESTVIEW, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024 AND 2023

NOTE 6 – DEBT

Our debt consisted of the following:

	December 31, 2024	December 31, 2023
Loan with the U.S. Small Business Administration dated 4/19/20 [1]	$519,863	$530,306
Long term notes for APEX lease buyback [2]	-	685,883
Total debt	519,863	1,216,189
Less: Current portion	29,244	715,127
Debt, long term portion	$490,619	$501,062

[1]	In April 2020 we received proceeds of $500,000 from a loan entered into with the U.S. Small Business Administration. Under the terms of the loan interest is to accrue at a rate of 3.75% per annum and installment payments of $2,437 monthly will begin twelve months from the date of the loan, with all interest and principal due and payable thirty years from the date of the loan. During the years ended December 31, 2024 and 2023, we recorded $18,801 and $18,750 worth of interest on the loan, respectively. During the years ended December 31, 2024 and 2023, we made repayments on the loan of $29,244 and $31,681.

[2]	In November of 2020, we entered into notes with third parties for $19,089,500 in exchange for the cancellation of APEX leases previously entered into, which resulted in our purchase of all rights and obligations under the leases. We agreed to settle a portion of the debt during the year ended March 31, 2021, at a discount to the original note terms offered, by making lump sum payments, issuing 48,000,000 shares of our common stock, issuing 49,418 shares of our preferred stock, and issuing cryptocurrency. The remaining notes are all due December 31, 2024, and have a fixed monthly payment that is equal to 75% of the face value of the note, divided by 48 months. The monthly payments began the last day of January 2021 and continue until December 31, 2024, when the last monthly payment will be made, along with a balloon payment equal to 25% of the face value of the note, to extinguish the debt. During the fourth quarter ended December 31, 2023, we offered all note holders an early payoff option. During the year ended December 31, 2024, we repaid a portion of the debt with cash payments of $411,842 and issuances of cryptocurrency then valued at $274,041. As of December 31, 2024, the debt was paid in full.

NOTE 7 – DERIVATIVE LIABILITY

During the year ended December 31, 2024 and 2023, we had the following activity in our derivative liability account:

Total
Derivative liability at December 31, 2022	$24,426
Derivative extinguished with warrant exercise (see NOTE 9)	(3)
Change in fair value	(18,691)
Derivative liability at December 31, 2023	5,732
Change in fair value	(4,974)
Derivative liability at December 31, 2024	$758

We use the binomial option pricing model to estimate fair value for those instruments, at inception, at warrant exercise, and at each reporting date. During the years ended December 31, 2024 and 2023, the assumptions used in our binomial option pricing model were in the following range:

	Year Ended December 31, 2024	Year Ended December 31, 2023
Risk free interest rate	4.16 - 4.25%	4.01 - 4.23%
Expected life in years	0.58 - 1.50	1.58 - 2.50
Expected volatility	122% - 142%	116% - 122%

NOTE 8 – OPERATING LEASES

In July 2021, we entered an operating lease for office space in Wyckoff, New Jersey (the “Wyckoff Lease”), and in September 2021 we assumed an operating lease for office space in Haverford, Pennsylvania (the “Haverford Lease”) in connection with the MPower acquisition. This facility now serves as the headquarters of the company. In November 2024, we entered an operating lease for office, warehouse, and manufacturing space in Warminster, Pennsylvania (“the “Warminster Lease”) and in December 2024, we entered an operating lease for warehouse space in Ivyland, Pennsylvania (the “Ivyland Lease”). The Warminster Lease and the Ivyland Lease were entered for use by our newly formed subsidiary Renu Laboratories LLC.

INVESTVIEW, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024 AND 2023

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

At commencement of the Warminster Lease, right-of-use assets obtained in exchange for new operating lease liabilities amounted to $108,327. The Warminster Lease will automatically terminate after the 14-month term.

At commencement of the Ivyland Lease, right-of-use assets obtained in exchange for new operating lease liabilities amounted to $115,037. The Ivyland Lease will automatically terminate after the 24-month term.

Operating lease expense was $130,710 for the year ended December 31, 2024. Operating cash flows used for the operating leases during the year ended December 31, 2024, was $135,809. As of December 31, 2024, the weighted average remaining lease term was 1.48 years, and the weighted average discount rate was 12%.

Future minimum lease payments under non-cancellable leases as of December 31, 2024, were as follows:

2025	$171,148
2026	61,057
Total	232,205
Less: Interest	(20,065)
Present value of lease liability	212,140
Operating lease liability, current [1]	(165,707)
Operating lease liability, long term	$46,433

[1]	Represents lease payments to be made in the next 12 months.

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

During the year ended March 31, 2021, we commenced an offering to sell a total of 2,000,000 units at $25 per unit (“Unit Offering”), with each unit consisting of: (i) one share of our newly authorized Series B Preferred Stock and (ii) five warrants each exercisable to purchase one share of common stock at an exercise price of $0.10 per warrant share. Each Warrant offered is immediately exercisable on the date of issuance, will expire 5 years from the date of issuance, and its value has been classified as a fair value liability due to the terms of the instrument (see NOTE 7). The Unit Offering was completed on or about August 17, 2021, having resulted in the public offer and sale of 252,192 Units.

As of December 31, 2024 and 2023, we had 252,192 shares of preferred stock issued and outstanding.

INVESTVIEW, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024 AND 2023

Preferred Stock Dividends

During the year ended December 31, 2024, we recorded $819,340 for the cumulative cash dividends due to the shareholders of our Series B Preferred Stock. We made payments of $659,020 in cash and issued $171,611 worth of cryptocurrency to reduce the amounts owing. As a result, we recorded $245,101 as a dividend liability on our balance sheet as of December 31, 2024.

During the year ended December 31, 2023, we recorded $819,340 for the cumulative cash dividends due to the shareholders of our Series B Preferred Stock. We made payments of $627,856 in cash and issued $171,722 worth of cryptocurrency to reduce the amounts owing. As a result, we recorded $256,392 as a dividend liability on our balance sheet as of December 31, 2023.

Common Stock Transactions

During the year ended December 31, 2024, we repurchased 472,374,710 shares from two of the original founders of the Company and a series of their family members and related entities in exchange for cash of $446,391 and payables of $3,124,755 (see NOTE 5). Also, during the year ended December 31, 2024, we cancelled 1,750,000 shares that had been issued but were forfeited by choice. As a result, we decreased common stock by $1,750 and increased additional paid in capital by the same. The forfeiture also resulted in the reversal of previously recorded expense resulting in a net $10,002 reduction in stock-based compensation based on grant date fair values and vesting terms of awards granted in prior periods.

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

As of December 31, 2024 and 2023, we had 1,859,231,786 and 2,333,356,496 shares of common stock issued and outstanding, respectively.

Options

The 2022 Incentive Plan authorizes a variety of incentive awards consisting of stock options, restricted stock, restricted stock units, and reserves for issuance up to 600,000,000 shares of the Company’s common stock.

During the year ended December 31, 2024, we issued 1,000,000 stock options as part of the acquisition of Opencash Finance, Inc., 10,000,000 stock options as part of a compensation package offered to a new officer of the Company, and 5,000,000 stock options as part of the purchase of the business and assets of Renu Laboratories, Inc. The options vest in equal amounts over a five-year period, at an exercise price of $0.05 per share, with a seven-year life. We utilized the Black Scholes Model to value these options, and the expense related to these options is being recognized over the vesting term. Also, during the year ended December 31, 2024, we cancelled 15,000,000 unvested options and 10,000,000 vested options expired upon the resignation of an officer of the Company.

Transactions involving our options are summarized as follows:

			Weighted
			Average
		Weighted	Grant-Date
	Number of	Average	Per Share
	Options	Exercise Price	Fair Value
Options outstanding at December 31, 2023	360,416,665	$0.05	$0.03
Granted	16,000,000	$0.05	$0.01
Canceled/Expired	(25,000,000)	$0.05	$0.03
Exercised	-	$-	$-
Options outstanding at December 31, 2024	351,416,665	$0.05	$0.03

Details of our options outstanding as of December 31, 2024, is as follows:

Options Exercisable	Weighted Average Exercise Price of Options Exercisable	Weighted Average Contractual Life of Options Exercisable (Years)	Weighted Average Contractual Life of Options Outstanding (Years)
183,291,665	0.05	4.48	4.62

INVESTVIEW, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024 AND 2023

Total stock compensation expense related to the options for the year ended December 31, 2024 and 2023, was $1,610,536 and $2,555,155, respectively. As of December 31, 2024 there was approximately $3.3 million of unrecognized compensation cost related to the Options, which is expected to be recognized over a remaining weighted-average vesting period of approximately 1.2 years.

Warrants

Transactions involving our warrants are summarized as follows:

		Weighted
	Number of	Average
	Shares	Exercise Price
Warrants outstanding at December 31, 2022	1,178,320	$0.10
Granted	-	$-
Canceled/Expired	-	$-
Exercised	(230)	$0.10
Warrants outstanding at December 31, 2023	1,178,090	$0.10
Granted	-	$-
Canceled/Expired	-	$-
Exercised	-	$-
Warrants outstanding at December 31, 2024	1,178,090	$0.10

Details of our warrants outstanding as of December 31, 2024 is as follows:

Warrants Exercisable	Weighted Average Contractual Life (Years)
1,178,090	1.14

Class B Units of Investview Financial Group Holdings, LLC

As of December 31, 2024, and December 31, 2023, there were 565,000,000 Units of Class B Investview Financial Group Holdings, LLC issued and outstanding. These units were issued as consideration for the purchase of operating assets and intellectual property rights of MPower, a company controlled and partially owned by David B. Rothrock and James R. Bell, two of our board members. The Class B Redeemable Units have no voting rights but can be exchanged at any time, within 5 years from the date of issuance, for 565,000,000 shares of our common stock on a one-for-one basis and are subject to significant restrictions upon resale through 2025 under the terms of a lock up agreement entered into as part of the purchase agreement. In order to properly account for the purchase transaction on the Company’s financial statements, we were required by applicable financial reporting standards to value the Class B Units issued to MPower in the transaction as of the closing date of the MPower sale transaction (September 3, 2021). For these accounting purposes, we concluded that the “fair value” of the consideration for financial accounting purposes, at the if-converted market value of the underlying common shares was $58.9 million, based on the closing market price of $0.1532 on the closing date of September 3, 2021, as discounted from $86.6 million by 32% (or $27.7 million) to reflect the significant lock up period. The “fair value” valuation of the Class B Units, however, was completed relying on a certain set of methodologies that are accepted for accounting purposes and is not necessarily indicative of the “fair market value” that may be implied relative to such Units in a commercial transaction not governed by financial reporting standards. In particular, the methodology used to value the Class B Units at their “fair value” did not take into account any blockage discounts that may otherwise apply after the expiration of the lock-up period in 2025; while other valuation methodologies, not bound by financial reporting codifications, would possibly determine that the blockage discount associated with the resale of 565 million shares after the expiration of the lock-up period, into a marketplace that has limited market liquidity, could possibly have a material downward influence on the valuation.

NOTE 10 – COMMITMENTS AND CONTINGENCIES

Litigation

In the ordinary course of business, we may be, or have been, involved in legal proceedings. On November 9, 2021, the Company received a subpoena from the United States Securities and Exchange Commission (“SEC”) for the production of documents. In the subpoena, the SEC advised that the inquiry did not mean that the SEC concluded that the Company or anyone affiliated with the Company had violated the federal securities laws or any other law. However, in the course of communications with the SEC throughout the inquiry, the Company came to believe that the focus of the SEC’s inquiry involved whether the offer and sale of the Company’s now discontinued Apex sale and leaseback program violated certain federal securities laws. Following a several year review process in which the Company cooperated fully with the SEC, on January 17, 2025, a settlement was reached with the SEC to resolve the inquiry. As part of the settlement, the Company entered into a formal SEC Order for which it neither admitted nor denied the factual and legal conclusions asserted, however, agreed to pay a civil monetary penalty of $375,000 to conclude the inquiry. The Company considers this matter to be closed. As of December 31, 2024, the penalty of $375,000 was in escrow with our SEC attorney.

INVESTVIEW, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024 AND 2023

Historically, through our wholly-owned subsidiaries Apex Tek, LLC and SAFETek, LLC, we sold high powered data processing equipment, known as the Apex package, to our customers which was then leased back to us for use in our crypto mining operations. We discontinued sales of the Apex package in June 2020, principally when COVID-19 created certain supply chain-related limitations on that business. Confronted with these limitations in the business, we offered the holders of our Apex leases the opportunity to cancel their leases, in exchange for which, we repurchased substantially all of the data processing equipment (subject to these leases) for approximately $19 million of promissory notes due on or about December 31, 2024 (which amount reflects the principal amount invested by all of such lease holders, plus a 25% premium). During the fourth quarter ended December 31, 2023, we further offered all note holders an early payoff option. By December 31, 2024, we had repaid or settled the approximately $19 million of promissory notes.

Included in the Apex sale and leaseback program that was discontinued in 2021, was a “guaranteed assets buy-back product” underwritten, administered and managed by a third-party provider, Total Protection Plus (“TPP”), which was intended to provide customers who participated in the Apex sale and leaseback program with a financial protection program (the “TPP Program”), under which customers, provided they complied with certain TPP required claims procedures, could elect to collect a cash payout in either a five-or-ten year interval after their initial purchase. As part of their sales and marketing materials, TPP represented that they were a purported affiliate of a well-known global insurance brokerage firm that had sufficient capital resources, reserves and liquidity to support any payouts needed to satisfy their obligations under the TPP Program. TPP was paid substantial premiums for the program. In most instances, the premium for the TPP program was included in the package price for the Apex program, at no additional cost to the customer.

Separately, iGenius members who purchased ndau from the Company through an Oneiro sponsored ndau distribution program, were also given the opportunity to participate in a TPP Program similar to the program offered to our Apex customers; which in this case was intended to provide customers who purchased ndau with a financial protection program under which such customers, provided they complied with certain TPP required claims procedures, could elect to collect a cash payout in either a five- or ten-year interval after their initial purchase. Participation in this program was also in reliance on sales and marketing materials by which TPP represented that they were a purported affiliate of a well-known global insurance brokerage firm that had sufficient capital resources, reserves and liquidity to support any pay-outs needed to satisfy their obligations under the TPP Program. Prior to terminating the distribution of ndau in August 2023, we distributed over $16.6 million in ndau to our members purportedly supported by the TPP Program. As in the same case as had been done with respect to the Apex customers, TPP was paid substantial premiums for the program, and those premiums were included in the purchase price for the ndau program, at no additional cost to the customer.

During the fourth calendar quarter of 2021, we suspended any further offering of the TPP Program in connection with the sale of ndau after TPP was unable to comply with our vendor compliance protocols, having cited certain offshore confidentiality entitlements by which it was unwilling to provide evidence of its financial support arrangements. That suspension has remained in place as we have been unable to further validate the continued integrity of the TPP Program and the vendor’s ability to honor its commitments to our members; despite the payment of over $6 million to TPP to secure the benefits of the TPP Program. Our level of concern over the viability of the TPP Program has recently increased materially as we have come to learn that: (i) certain of our customers have been unable to reach TPP in order to process claims for their 5-year promised returns; (ii) certain customers have informed us that the TPP website has been inoperative and customers have been unable to process their claims; and (iii) an email communication purportedly from TPP, or an affiliate thereof, has been received by certain of customers in which the sender asserts that the obligations of TPP under the TPP Program were (unbeknownst to us and our customers) purportedly dependent on the financial wherewithal of another heretofore undisclosed TPP affiliate, that the email claims now has no ability to satisfy the commitments originally made by TPP.

To respond to these concerns, and in an effort to advance the interests of our customers, on March 28, 2025, we commenced an action against Total Protection Plus, UIU Holdings LLC, Jason R. Anderson, Jacob S. Anderson, and Schad E. Brannon (collectively, “TPP”), in the Court of Chancery of the State of Delaware captioned Investview et al., v. UIU Holdings, LLC et al., seeking to, among other things, compel TPP to fulfill the commitments that were made to the Company’s customers under the TPP Program.

We cannot ensure that TPP will comply with its contractual commitments to our customers, in which case these customers may not be able to realize the cash payouts promised by TPP, despite the substantial payments made to TPP to secure the benefits of the TPP Program. As the direct responsibility for compliance with the TPP Program resides with TPP; particularly as the program was underwritten, managed and administered by TPP as an independent third-party vendor (and with respect to ndau, the underlying ndau was developed and marketed by an additional third-party vendor), and in recognition of the customers’ acceptance of their participation in the program, we do not believe that we have any legal responsibility to cover any potential claims of customers who participated in the TPP Program. There is, however, a risk that any failure of TPP to perform its obligations to our customers could expose us to commercial claims of dissatisfied customers, regardless of the legal foundation associated therewith. The possible assertion of those claims could have an adverse effect on our business, financial condition, and operating results.

INVESTVIEW, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024 AND 2023

The Company’s financial statements as of December 31, 2024, reflect a receivables balance of $2.53 million. Of that balance, $2.19 million represents receivables that arise out of credit card transactions generated by the Company’s iGenius subsidiary. The credit card transactions that arise out of the ordinary course operations of the Company’s iGenius subsidiary are processed by the Company’s credit card processors, in conjunction with their clearing banks. Over time, the balance of credit card collections being held by one of our credit card processors and its clearing bank, which are legally supposed to be held for the benefit of the Company, subject to coverage for chargebacks and other normal course collection issues, has increased to approximately $1.87 million, an amount that has been generally confirmed by the credit card processor. As they had been unresponsive to our repeated demands for payment, claiming that they were in the process of concluding their internal accounting of the amounts due and status of our accounts, in March 2024, the Company instituted a lawsuit against this credit card processor and its clearing bank seeking, among other things, an accounting for and repayment of the withheld funds. Notwithstanding, to date, we have been unable, through negotiations and through our lawsuit, to recover any amount of the receivable balances owed to us as the credit card processor asserts, among others, that it continues to evaluate possible exposure to chargebacks and other normal course collection issues. Recently, however, the Company’s application for a pre-judgment writ of attachment against both the credit card processor and the clearing bank, has been granted. Although the Company’s collection efforts will likely be enhanced by application of the pre-judgment writ of attachment, there can still be no assurances that the Company will be able to collect some or all of the funds owed to it. Should the Company be unable to collect some or all of the funds owed, it will be caused to incur a corollary bad debt expense of up to the uncollected amount which is currently approximately $1.87 million. Furthermore, the Company may be caused under generally accepted accounting principles, to incur a bad debt expense if it is determined that the amounts owed to the Company are unlikely to be collected, although the Company has not yet reached that conclusion. A charge of up to $1.87 million, which represents less than 10% of the Company’s current assets, would not have a material adverse effect upon the Company’s long-term liquidity, however, could have a material adverse effect upon the Company’s net earnings in the period incurred.

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

INVESTVIEW, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024 AND 2023

NOTE 11 – SEGMENT REPORTING

The company has three reportable segments, Financial Education and Technology, Blockchain Technology and Crypto Mining Products and Services, and Manufacturing and Development of Health, Beauty and Wellness Products. The reportable segments are identified based on the types of products that generate revenue.

The segment performance that the CODM uses to measure performance is net income (loss) from operations. The Company does not allocate assets to the reporting segments as its assets are primarily managed on an entity-wide basis and therefore does not disclose the total assets of its reportable operating segments.

For the years ended December 2024 and 2023, there were no intersegment revenues or costs of revenues that needed to be eliminated in the Consolidated Statements of Operations.

The Financial Education and Technology segment generates revenue through membership fees. The Blockchain Technology and Crypto Mining segment generates revenue primarily through its Bitcoin mining operation. The Manufacturing and Development of Health, Beauty and Wellness Products generates revenue primarily through the sale of health and wellness products manufactured to wholesale and retail customers.

The following table illustrates segment revenue and segment net income from operations, including significant expense items reviewed by the CODM for the year ended December 31, 2024.

	Financial Education and Technology	Blockchain Technology and Crypto Mining Products and Services	Manufacturing and Development of Health, Beauty and Wellness Products [1]	Total
Revenue	$47,061,290	$5,186,606	$134,075	$52,381,971

Less:
Commissions	25,913,260	-	-	25,913,260
Market experts	1,065,350	-	-	1,065,350
Credit card processing	1,949,087	-	-	1,949,087
Salary and related	2,051,064	980,302	251,632	3,282,998
Selling and marketing	565,437	1,803	1,000	568,240
Energy and hosting	-	4,924,717	-	4,924,717
Depreciation	1,565	3,871,740	-	3,873,305
Impairment expense	-	1,771,891	-	1,771,891
Cost of sales	-	-	56,521	56,521
Loss (gain) on disposal of assets	-	180,223	-	180,223
General and administrative [2]	1,491,652	391,040	116,221	1,998,913

Segment net income (loss) from operations	$14,023,875	$(6,935,110)	$(291,299)	$6,797,466

[1]	The Development of Health, Beauty and Wellness Products business was acquired in October 2024.

[2]	General and administrative costs consist mainly of professional fees, insurance, information technology and software and other payment processing fees.

INVESTVIEW, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024 AND 2023

The following table illustrates segment revenue and segment net income from operations, including significant expense items reviewed by the CODM for the year ended December 31, 2023.

	Financial Education and Technology	Blockchain Technology and Crypto Mining Products and Services	Total
Revenue	$56,549,336	$11,371,535	$67,920,871

Less:
Commissions	31,498,098	-	31,498,098
Market experts	1,239,347	-	1,239,347
Credit card processing	2,390,922	-	2,390,922
Salary and related	2,132,340	1,178,908	3,311,248
Selling and marketing	549,776	1,174	550,950
Energy and hosting	-	9,475,908	9,475,908
Depreciation	2,606	4,446,940	4,449,546
Loss (gain) on disposal of assets	1,096	201,512	202,608
General and administrative [1]	845,457	844,664	1,690,121

Segment income (loss) from operations	$17,889,694	$(4,777,571)	$13,112,123

[1]	General and administrative costs consist mainly of professional fees, contracting services, equipment, shipping and tariffs, insurance and information technology and software.

The following table illustrates the reconciliation of segment operating income to net income before taxes for the years ended December 31, 2024 and 2023.

	December 31, 2024	December 31, 2023
Segment income from operations	$6,797,466	$13,112,123

Reconciling items
Bank interest	64,376	56,258
Event ticket sales	350,635	288,454
Leasing income	391,985	446,667
Gain on winddown of operations [1]	-	56,422
All other, net	3,684	(11,500)

Net income before taxes	$7,608,146	$13,948,314

[1]	Represents a gain on the winddown of SAFETek’s North American operations.

INVESTVIEW, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024 AND 2023

NOTE 12 – ACQUISITION

On October 11, 2024, Renu Laboratories LLC (a wholly owned subsidiary of myLife Wellness Company which is a wholly owned subsidiary of Investview, Inc.) closed on the purchase of the business and assets of Renu Labs, Inc. (“Seller”), along with a 100% ownership interest in Goldman’s Pharmaceuticals LLC and a 50% ownership interest in ELRT Technologies, LLC (together known as “Renu Labs”) from Gregg Hanson. Renu Labs is a manufacturer of proprietary and other health, beauty and wellness products. The total purchase price of Renu Labs was $1,780,000.

The transaction was accounted for as a business combination using the acquisition method of accounting in accordance with the ASC Topic 805. The following table summarizes the purchase accounting for the fair value of the assets acquired and liabilities assumed at the date of the acquisition:

Cash	$1,495
Customer deposits – intercompany	7,360
Domain names [1]	40,310
Raw materials	149,260
Manufacturing equipment	717,020
Total assets acquired	$915,445

Accounts payable	$323
Customer deposits	572,386
Total liabilities assumed	$572,709

Net assets acquired	342,736

Consideration [2]	$1,207,614
Fair value of noncontrolling interest in ELRT Technologies, LLC	8,823
1,216,437

Goodwill	$873,701

[1]	Domain names were deemed to have an indefinite life; therefore, amounts are not amortized, but rather are assessed for impairment as further discussed in our impairment policy.

[2]	This amount is equal to the $1,780,000 purchase price less $572,386 of customer deposits collected by Renu Labs, Inc. prior to acquisition.

Renu Laboratories LLC recorded revenue of $110,671 and net loss of $291,227 since the October 11, 2024 acquisition date, which were included in our consolidated statement of operations for the year ended December 31, 2024.

The table below represents the pro forma revenue and net income (loss) for the years ended December 31, 2023 and 2024, assuming the acquisition had occurred on January 1, 2023, pursuant to ASC Subtopic 805-10-50. This pro forma information does not purport to represent what the actual results of our operations would have been had the acquisition occurred on this date nor does it purport to predict the results of operations for future periods.

	December 31, 2024	December 31, 2023
Revenue	$1,327,940	$1,534,369
Net (loss)	$(325,257)	$(43,736)
Loss per common share	$(0.00)	$(0.00)

INVESTVIEW, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024 AND 2023

NOTE 13 – INCOME TAXES

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

The Company’s income (loss) before income taxes were broken down as follows:

	Year Ended December 31, 2024	Year Ended December 31, 2023
Domestic	$2,085,356	$5,010,332
Foreign	-	-
Total Income (loss) before income taxes	$2,085,356	$5,010,332

The Company’s tax provision (benefit) as of December 31, 2024 and 2023 is summarized as follows:

	December 31, 2024	December 31, 2023
Current
Federal	$903,347	$2,138,412
State	(8,407)	40,000
Foreign	-	-
Total current income tax expense	894,940	2,178,412

Total income tax expense	$894,940	$2,178,412

Net deferred tax assets consist of the following components as of December 31, 2024 and 2023:

	December 31, 2024	December 31, 2023
Deferred tax assets
NOL carryover	$2,417,161	$2,982,071
Amortization	1,850,667	1,771,645
Other accruals	1,988,821	1,800,662
Depreciation	862,384	562,982
Investment in partnership	10,985,183	10,964,704
Deferred tax liabilities	-	-
Valuation allowance	(18,104,216)	(18,082,064)
Net deferred tax liability	$-	$-

The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate to pretax income from continuing operations for the year ended December 31, 2024 and 2023, due to the following:

	Year ended December 31, 2024	Year ended December 31, 2023
Income taxes at statutory rate	$437,925	$1,052,169
State taxes – net of federal benefit	(6,641)	31,600
Valuation allowance	581,800	1,809,765
Foreign derived intangible income	(420,033)	(781,561)
Interest	260,511	260,317
Other	41,378	(193,878)
Total income tax provision (benefit)	$894,940	$2,178,412

INVESTVIEW, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024 AND 2023

At December 31, 2024 and December 31, 2023, the Company had federal and state net operating loss carryforwards of approximately $2.4 million (tax effected) and $3.0 million (tax effected), portions of which will begin to expire in 2025. Utilization of some of the federal and state net operating losses carryforwards are subject to annual limitations due to the “change in ownership” provisions of the Internal Revenue Code of 1986 and similar state provisions. The annual limitations may result in the expiration of net operating losses before utilization.

The Company will recognize penalties and interest accrued related to unrecognized tax benefits as a component of income taxes. As of December 31, 2024, the Company had $18,764 of accrued interest and penalties related to state income tax uncertain tax positions, in which $4,144 has been recognized in the Company’s statements of operations in the current year.

The Company is required to file income tax returns in various States. The Company is subject to income tax examinations by federal and state taxing authorities. The taxable years that are open under federal and state statute of limitations are 2020 through 2024. Due to net operating loss carryforwards that remain unutilized, such loss carryforwards remain subject to review until utilized.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	Year ended December 31, 2024	Year ended December 31, 2023
Balance at the beginning of the year	-	-
Increases related to positions taken in prior years	26,768	-
Balance at the end of the year	$26,768	$-

NOTE 14 – SUBSEQUENT EVENTS

In accordance with ASC Topic 855, Subsequent Events, we have evaluated subsequent events through the date of this filing and have determined that the following events require disclosure.

On or about February 28, 2025, the Company and DBR Capital entered into an amendment to the Securities Purchase Agreement (the “Amendment”), approved by the disinterested members of the Company’s Board of Directors. Pursuant to the Amendment, DBR has been given until August 31,2025 to lend to the Company a minimum of $2.0 million, and until December 31, 2026 to lend to the Company the balance of up to $5.7 million. The Amendment also substantially reduces the interest rate for the first $2 million that may be advanced by DBR Capital from 38.5% to 18.75% per annum, and further substantially reduces the interest rate to 10% per annum (also from 38.5%) for any amounts loaned in excess of $2 million.

On March 6, 2025, the Board of Directors authorized a stock repurchase program that will allow the Company to repurchase up to $1,000,000 in aggregate value of shares of the Company’s common stock, par value $0.001 per share, through March 6, 2026. As of the date of this filing, 705,890 shares have been repurchased for $16,618. These shares are being held by the Company in Treasury.

