Form 10-Q
period 2025-03-31
Investview, Inc.
filed 2025-05-14
CIK 862651

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED

March 31, 2025

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

As of May 9, 2025, there were 1,857,910,500 shares of common stock, $0.001 par value, outstanding.

INVESTVIEW, INC.

Form 10-Q for the Three Months Ended March 31, 2025

PART I – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

INVESTVIEW, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31	December 31,
	2025	2024
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$17,506,288	$22,467,710
Prepaid assets	1,294,048	497,620
Deposits, current	2,807,780	936,434
Receivables	2,231,577	2,534,727
Inventory	856,126	495,865
Income tax paid in advance	459,872	459,872
Total current assets	25,155,691	27,392,228

Fixed assets, net	1,968,049	1,868,441

Other assets:
Digital assets	1,676,351	1,127,891
Goodwill	873,701	873,701
Intangible assets, net	40,310	40,310
Operating lease right-of-use asset	173,412	211,996
Deposits	57,028	57,028
Total other assets	2,820,802	2,310,926

Total assets	$29,944,542	$31,571,595

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued liabilities	$6,152,883	$7,139,684
Payroll liabilities	149,742	271,606
Income tax payable	209,646	202,573
Deferred revenue	2,834,758	3,029,145
Derivative liability	2,853	758
Dividend liability	247,437	245,101
Operating lease liability, current	140,112	165,707
Related party debt, net of discounts, current	1,204,897	1,204,567
Debt, net of discounts, current	29,244	29,244
Total current liabilities	10,971,572	12,288,385

Operating lease liability, long term	33,381	46,433
Accrued liabilities, long term	48,459	45,532
Related party debt, net of discounts, long term	1,584,327	1,501,041
Debt, net of discounts, long term	487,932	490,619
Total long-term liabilities	2,154,099	2,083,625

Total liabilities	13,125,671	14,372,010

Commitments and contingencies	-	-

Stockholders’ equity (deficit):
Preferred stock, par value: $0.001; 50,000,000 shares authorized, 252,192 and 252,192 issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	252	252
Common stock, par value $0.001; 10,000,000,000 shares authorized; 1,859,231,786 and 1,859,231,786 shares issued and 1,858,142,500 and 1,859,231,786 outstanding as of March 31, 2025 and December 31, 2024, respectively	1,859,231	1,859,231
Additional paid in capital	102,947,954	102,560,320
Treasury stock, at cost, 1,089,286 and 0 shares as of March 31, 2025 and December 31, 2024, respectively	(24,006)	-
Accumulated other comprehensive income (loss)	(23,218)	(23,218)
Accumulated deficit	(87,947,425)	(87,205,070)
Accumulated noncontrolling interest	6,083	8,070
Total stockholders’ equity (deficit)	16,818,871	17,199,585

Total liabilities and stockholders’ equity (deficit)	$29,944,542	$31,571,595

The accompanying notes are an integral part of these condensed consolidated financial statements.

INVESTVIEW, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND OTHER COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three Months Ended March 31,
	2025	2024

Revenue:
Membership revenue, net of refunds, incentives, credits, and chargebacks	$8,791,443	$13,029,318
Mining revenue	862,944	2,642,599
Health and wellness product sales	368,321	-
Other revenue	7,344	-
Total revenue, net	10,030,052	15,671,917

Operating costs and expenses:
Cost of sales and service	1,544,116	2,142,334
Commissions	5,076,503	7,275,210
Advertising, selling, and marketing	95,103	11,795
Salary and related	1,701,092	1,628,970
Professional fees	610,150	406,529
General and administrative	1,416,168	2,336,655
Total operating costs and expenses	10,443,132	13,801,493

Net income (loss) from operations	(413,080)	1,870,424

Other income (expense):
Gain (loss) on fair value of derivative liability	(2,095)	74
Realized gain (loss) on digital assets	(13,252)	276,227
Unrealized gain (loss) on digital assets	(220,184)	-
Interest expense	(4,623)	(4,675)
Interest expense, related parties	(308,744)	(309,670)
Other income (expense)	284,125	337,635
Total other income (expense)	(264,773)	299,591

Income (loss) before income taxes	(677,853)	2,170,015
Income tax expense	(10,000)	(500,075)

Net income (loss)	(687,853)	1,669,940
Net income (loss) attributable to noncontrolling interest	(1,987)	-
Net income (loss) attributable to Investview, Inc.	(685,866)	1,669,940

Dividends on Preferred Stock	(204,835)	(204,835)

Net income (loss) applicable to common shareholders	$(890,701)	$1,465,105

Basic income (loss) per common share	$(0.00)	$0.00
Diluted income (loss) per common share	$(0.00)	$0.00

Basic weighted average number of common shares outstanding	1,859,076,249	2,053,046,229
Diluted weighted average number of common shares outstanding	1,859,076,249	3,089,474,800

The accompanying notes are an integral part of these condensed consolidated financial statements.

INVESTVIEW, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

THREE MONTHS ENDED MARCH 31, 2025 AND 2024

(Unaudited)

								Accumulated
					Additional			Other
	Preferred stock		Common stock		Paid in	Treasury stock		Comprehensive	Accumulated	Noncontrolling
	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Income (Loss)	Deficit	Interest	Total

Balance, December 31, 2023	252,192	$252	2,333,356,496	$2,333,356	$104,056,807	-	$-	$(23,218)	$(87,576,899)	$-	$18,790,298
Common stock issued for services and other stock-based compensation	-	-	-	-	430,760	-	-	-	-	-	430,760
Common stock repurchased from former related parties and canceled	-	-	(472,374,710)	(472,374)	(3,098,772)	-	-	-	-	-	$(3,571,146)
Dividends	-	-	-	-	-	-	-	-	(204,835)	-	(204,835)
Net income (loss)	-	-	-	-	-	-	-	-	1,669,940	-	1,669,940
Balance, March 31, 2024	252,192	$252	1,860,981,786	$1,860,982	$101,388,795	-	$-	$(23,218)	$(86,111,794)	$-	$17,115,017

Balance, December 31, 2024	252,192	$252	1,859,231,786	$1,859,231	$102,560,320	-	$-	$(23,218)	$(87,205,070)	$8,070	$17,199,585
Cumulative effect adjustment upon adoption of ASU 2023-08	-	-	-	-	-	-	-	-	148,346	-	148,346
Common stock issued for services and other stock-based compensation	-	-	-	-	387,634	-	-	-	-	-	387,634
Common stock repurchased and held as treasury stock	-	-	-	-	-	1,089,286	(24,006)	-	-	-	(24,006)
Dividends	-	-	-	-	-	-	-	-	(204,835)	-	(204,835)
Net income (loss)	-	-	-	-	-	-	-	-	(685,866)	(1,987)	(687,853)
Balance, March 31, 2025	252,192	$252	1,859,231,786	$1,859,231	$102,947,954	1,089,286	$(24,006)	$(23,218)	$(87,947,425)	$6,083	$16,818,871

The accompanying notes are an integral part of these condensed consolidated financial statements.

INVESTVIEW INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(687,853)	$1,669,940
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	224,302	1,178,430
Amortization of debt discount	83,286	84,210
Stock issued for services and other stock-based compensation	387,634	430,760
Lease cost, net of repayment	(63)	14,215
(Gain) loss on fair value of derivative liability	2,095	(74)
Change in fair value of digital assets	220,184	-
Realized (gain) loss on digital assets	13,252	(276,227)
Digital assets collected for membership revenue	(336,614)	(407,138)
Revenue recognized from bitcoin mined	(862,944)	(2,642,599)
Operating expenses paid with digital assets	527,058	3,599,825
Changes in operating assets and liabilities:
Receivables	303,150	(108,312)
Inventory	(360,261)	-
Prepaid assets	(796,428)	(151,192)
Deposits	(1,871,346)	(935)
Accounts payable and accrued liabilities	(262,798)	676,274
Income tax payable	7,073	498,280
Deferred revenue	(194,387)	4,020
Accrued interest	4,623	4,675
Accrued interest, related parties	225,459	225,459
Net cash provided by (used in) operating activities	(3,374,578)	4,799,611

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of digital currencies	(1,695)	-
Purchase of Treasury Stock	(24,006)	-
Cash paid for fixed assets	(323,910)	(2,903)
Net cash provided by (used in) investing activities	(349,611)	(2,903)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments for related party debt	(225,129)	(225,129)
Repayments for debt	(7,310)	(114,261)
Payments for shares repurchased from former related parties	(842,940)	(842,940)
Dividends paid	(161,854)	(174,760)
Net cash provided by (used in) financing activities	(1,237,233)	(1,357,090)

Net increase (decrease) in cash and cash equivalents	(4,961,422)	3,439,618
Cash and cash equivalents - beginning of period	22,467,710	21,142,630
Cash and cash equivalents - end of period	$17,506,288	$24,582,248

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$232,440	$232,440
Income taxes	$2,927	$1,795
Non-cash investing and financing activities:
Common stock repurchased for payables	$-	$3,571,146
Dividends declared	$204,835	$204,835
Dividends paid with digital assets	$40,645	$40,170
Debt extinguished in exchange for digital assets	$-	$38,767
Cumulative effect adjustment upon adoption of ASU 2023-08	$148,346	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

INVESTVIEW, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF March 31, 2025

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations (Regulation S-X) of the Securities and Exchange Commission (the “SEC”) and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the three months ended March 31, 2025, are not necessarily indicative of the operating results that may be expected for our year ending December 31, 2025, as will be included in the filing of our Annual Report on Form 10-K for the year ending December 31, 2025. These unaudited condensed consolidated financial statements should be read in conjunction with the December 31, 2024 consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2024.

INVESTVIEW, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF March 31, 2025

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

Operating Segments

Operating segments are defined as components of an entity for which separate financial information is available that is regularly reviewed by the chief operating decision maker (“CODM”). The CODM is composed of several members of its executive management team, including the CEO, President and COO, and the CFO. The CODM uses segment net income from operations to assess the performance of, manage the operations of, and allocate capital and operational resources to the Company’s three reportable segments.

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

Concentration of Credit Risk

Financial instruments that potentially expose us to concentration of credit risk include cash, accounts receivable, and advances. We place our cash and temporary cash investments with credit quality institutions. At times, such investments may be in excess of the FDIC insurance limit of $250,000. As of March 31, 2025 and December 31, 2024, cash balances that exceeded FDIC limits were $11,306,081 and $10,837,830, respectively. We have not experienced significant losses relating to these concentrations in the past.

Cash Equivalents

For purposes of reporting cash flows, we consider all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. As of March 31, 2025 and December 31, 2024, we had no cash equivalents.

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

INVESTVIEW, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF March 31, 2025

(Unaudited)

Receivables were made up of the following as of each balance sheet date:

	March 31,	December 31,
	2025	2024
Due from merchant processors	$236,486	$318,921
Held in reserve by merchant processors for future returns and chargebacks [1]	1,872,035	1,872,035
Due from payout service providers	34,202	296,558
Accounts and other receivables	88,854	47,213
	2,231,577	2,534,727
Allowance for doubtful accounts	-	-
	$2,231,577	$2,534,727

[1]	We have recently had to pursue collection efforts through litigation against one of our credit card processors and its clearing bank, as we have been unable to timely collect such amounts due through our normal course credit collection practices. See “NOTE 10-Commitments and Contingencies.”

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

Fixed assets were made up of the following at each balance sheet date:

	Estimated
	Useful
	Life	March 31,	December 31,
	(years)	2025	2024
Furniture, fixtures, and equipment	10	$717	$717
Computer equipment	3	32,360	28,571
Data processing equipment	3	11,824,560	11,824,560
Manufacturing equipment	3-25	1,481,822	1,161,701
		13,339,459	13,015,549
Accumulated depreciation		(11,371,410)	(11,147,108)
Net book value		$1,968,049	$1,868,441

Total depreciation expense for the three months ended March 31, 2025 and 2024, was $224,302 and $1,178,430, respectively.

Digital Assets

Digital assets are included in non-current assets on the Consolidated Balance Sheets due to the Company’s intent to retain and hold bitcoin. Proceeds from the sale of digital assets and the purchase of digital assets are included within investing activities in the accompanying Consolidated Statement of Cash Flows. Digital Assets awarded to the Company through its mining activities and collected for membership revenue are accounted for in connection with the Company’s revenue recognition policy. Following the adoption of ASU 2023-08 effective January 1, 2025, the Company measures digital assets at fair value with changes recognized in other income (expense) in the Consolidated Statement of Operations. The Company tracks its cost basis of digital assets by-wallet in accordance with the first-in-first-out (“FIFO”) method of accounting. Refer to “NOTE 5 – DIGITAL ASSETS”, for further information regarding the Company’s impact of the adoption of ASU 2023-08.

INVESTVIEW, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF March 31, 2025

(Unaudited)

Goodwill

Goodwill represents the excess of the purchase price over the fair value of the net assets acquired in a business combination. Goodwill is not subject to amortization, and instead, assessed for impairment annually at the end of each fiscal year, or more frequently when events or changes in circumstances indicate that it is more likely than not that the fair value of a reporting unit is less than its carrying amount in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 350 - Intangibles - Goodwill and Other.

The Company has the option to first assess qualitative factors to determine whether events or circumstances indicate it is more likely than not that the fair value of a reporting unit is greater than its carrying amount, in which case a quantitative impairment test is not required.

As provided for by ASU 2017-04, Simplifying the Test for Goodwill Impairment, the quantitative goodwill impairment test is performed by comparing the fair value of the reporting unit with its carrying amount, including goodwill. If the fair value of the reporting unit exceeds its carrying amount, goodwill is not impaired. An impairment loss is recognized for any excess of the carrying amount of the reporting unit over its fair value up to the amount of goodwill allocated to the reporting unit.

Intangible Assets

We account for our intangible assets in accordance with FASB ASC 350-30, General Intangibles Other Than Goodwill, and ASC Subtopic 360-10-05, Accounting for the Impairment or Disposal of Long-Lived Assets. ASC Subtopic 350-30 requires assets to be measured based on the fair value of the consideration given or the fair value of the assets (or net assets) acquired, whichever is more clearly evident and, thus, more reliably measurable. Under ASC Subtopic 350-30 any intangible asset with a useful life is required to be amortized over that life and the useful life is to be evaluated every reporting period to determine whether events or circumstances warrant a revision to the remaining period of amortization. If the estimate of useful life is changed the remaining carrying amount of the intangible asset is amortized prospectively over the revised remaining useful life. Costs of internally developing, maintaining, or restoring intangible assets are recognized as an expense when incurred.

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

We evaluate the recoverability of long-lived assets based upon future net cash flows expected to result from the asset, including eventual disposition. Should impairment in value be indicated, the carrying value of intangible assets will be adjusted and an impairment loss is recorded equal to the difference between the asset’s carrying value and fair value or disposable value. During the three months ended March 31, 2025 and 2024, no impairment was recorded.

INVESTVIEW, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF March 31, 2025

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

Our financial instruments consist of cash, accounts receivable and accounts payable, and debt. We have determined that the book value of our outstanding financial instruments as of March 31, 2025 and December 31, 2024, approximates the fair value due to their short-term nature or interest rates that approximate prevailing market rates.

Items recorded or measured at fair value on a recurring basis in the accompanying consolidated financial statements consisted of the following items as of March 31, 2025:

	Level 1	Level 2	Level 3	Total
Digital assets (see NOTE 5)	$1,676,351	$-	$-	$1,676,351
Total Assets	$1,676,351	$-	$-	$1,676,351

Derivative liability	$-	$-	$2,853	$2,853
Total Liabilities	$-	$-	$2,853	$2,853

Items recorded or measured at fair value on a recurring basis in the accompanying consolidated financial statements consisted of the following items as of December 31, 2024:

	Level 1	Level 2	Level 3	Total
Total Assets	$-	$-	$-	$-

Derivative liability	$-	$-	$758	$758
Total Liabilities	$-	$-	$758	$758

INVESTVIEW, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF March 31, 2025

(Unaudited)

Revenue Recognition

Membership Revenue

Most of our revenue is generated by membership sales and payment is received at the time of purchase. We recognize membership revenue in accordance with ASC 606-10 where revenue is measured based on a consideration specified in a contract with a customer and recognized when we satisfy the performance obligation specified in each contract. Our performance obligation is to provide our tools, products, and content over a fixed membership period; therefore, we recognize revenue ratably over the membership period and deferred revenue is recorded for the portion of the membership period subsequent to each reporting date. Additionally, we offer a designated trial period to first-time membership customers, during which a full refund can be requested if a customer does not wish to continue with the membership. Revenues are deferred during the trial period as collection is not probable until that time has passed. Revenues are presented net of refunds, sales incentives, credits, and known and estimated credit card chargebacks. As of March 31, 2025 and December 31, 2024, our deferred revenues for membership revenue were $1,852,839 and $1,905,734, respectively.

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

Health and Wellness Product Sales and Other Revenue

Through our wholly owned subsidiary, Renu Laboratories LLC, we generate revenue by manufacturing and selling health, beauty and wellness products. We recognize health and wellness product sales revenue in accordance with ASC 606-10. The Company’s performance obligation is complete when control of the promised goods is transferred to a customer, at which time the Company recognizes revenue in an amount that reflects the consideration the Company expects to receive in exchange for those goods. The Company terms for the sale are based on free on board (FOB) shipping point, where the control passes to the customer once the product leaves our warehouse. The Company determines collectability by requiring certain customers to pay before control is transferred and by performing ongoing credit evaluations and monitoring customer accounts receivable balances. As of March 31, 2025 and December 31, 2024, deposits collected from customers for orders to be filled at a future date were $844,318 and $1,014,164, respectively.

Shipping and direct costs charged to customers, along with fees collected from customers for storing their products in our warehouse facility located in Warminster, Pennsylvania are included in revenue as Other Revenue. Shipping and direct costs incurred by the Company are included in Cost of Sales and Service.

INVESTVIEW, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF March 31, 2025

(Unaudited)

Revenue generated for the three months ended March 31, 2025, was as follows:

	Membership revenue	Mining revenue	Health and wellness product sales	Other Revenue	Total
Gross billings/receipts	$9,439,857	$862,944	$368,443	$7,344	$10,678,588
Refunds, incentives, credits, and chargebacks	(648,414)	-	(122)	-	(648,536)
Net revenue	$8,791,443	$862,944	$368,321	$7,344	$10,030,052

Foreign revenues for the three months ended March 31, 2025 were approximately $7.6 million while domestic revenue for the three months ended March 31, 2025 was approximately $2.4 million.

Revenue generated for the three months ended March 31, 2024, was as follows:

	Membership Revenue	Mining Revenue	Total
Gross billings/receipts	$13,851,294	$2,642,599	$16,493,893
Refunds, incentives, credits, and chargebacks	(821,976)	-	(821,976)
Net revenue	$13,029,318	$2,642,599	$15,671,917

Foreign revenues for the three months ended March 31, 2024 were approximately $11.8 million while domestic revenue for the three months ended March 31, 2024 was approximately $3.9 million.

Advertising, Selling and Marketing Costs

We expense advertising, selling, and marketing costs as incurred. Advertising, selling, and marketing costs include costs of promoting our product worldwide, including promotional events. Advertising, selling, and marketing expenses for the three months ended March 31, 2025 and 2024, totaled $95,103 and $11,795, respectively.

Cost of Sales and Service

Included in our costs of sales and services is amounts paid to our trading and market experts that provide financial education content and tools to our membership customers, hosting and electricity fees that we pay to vendors to set up our mining equipment at third-party sites in order to generate mining revenue, and the raw material and manufacturing costs of our health and wellness product sales. Costs of sales and services for the three months ended March 31, 2025 and 2024, totaled $1,544,116 and $2,142,334, respectively.

Inventory

Inventory consists of raw materials, work in progress, and finished goods to be sold as part of our health and wellness product sales. Inventory is valued at the lower of cost or net realizable value using the first-in, first-out (FIFO) method and is inclusive of any shipping and tax costs.

Inventory was made up of the following at each balance sheet date:

	March 31,	December 31,
	2025	2024
Finished goods	$5,451	$27,802
Work in process	191,440	312
Raw materials	659,235	467,751
Inventory	$856,126	$495,865

INVESTVIEW, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF March 31, 2025

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

Due to the net loss for the three months ended March 31, 2025, basic and diluted income per share were the same, as all securities had an antidilutive effect.

The following table illustrates the computation of diluted earnings per share for the three months ended March 31, 2024.

March 31, 2024
Net income	$1,669,940
Less: preferred dividends	(204,835)
Add: interest expense on convertible debt	225,129
Net income available to common shareholders (numerator)	$1,690,234

Basic weighted average number of common shares outstanding	2,053,046,229
Dilutive impact of convertible notes	471,428,571
Dilutive impact of non-voting membership interest	565,000,000
Diluted weighted average number of common shares outstanding (denominator)	3,089,474,800

Diluted income per common share	$0.00

The following table presents potentially dilutive securities that were not included in the computation of diluted net income per share as their inclusion would be anti-dilutive.

	March 31, 2025	March 31, 2024
Options to purchase common stock	351,416,665	191,666,665
Warrants to purchase common stock	1,178,090	1,178,090
Common stock issuable upon conversion of notes	471,428,571	N/A
Common stock issuable upon conversion of non-voting membership interest	565,000,000	N/A

INVESTVIEW, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF March 31, 2025

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

NOTE 3 – RECENT ACCOUNTING PRONOUNCEMENTS

In December 2023, the FASB issued ASU No. 2023-08, Intangibles—Goodwill and Other—Crypto Assets (Subtopic 350-60): Accounting for and Disclosure of Crypto Assets. The amendments in ASU No. 2023-08 are intended to improve the accounting for certain crypto assets by requiring an entity to measure those crypto assets at fair value each reporting period with changes in fair value recognized in net income. The amendments also improve the information provided to investors about an entity’s crypto asset holdings by requiring disclosure about significant holdings, contractual sale restrictions, and changes during the reporting period. The amendments are effective for all entities for fiscal years beginning after December 15, 2024, including interim periods within those fiscal years. The Company adopted ASU No. 2023-08 for the year ended December 31, 2025, effective as of January 1, 2025, which had a material impact on the financial statements.

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”). ASU 2023-09 expands existing income tax disclosures for rate reconciliations by requiring disclosure of certain specific categories and additional reconciling items that meet quantitative thresholds and expands disclosures for income taxes paid by requiring disaggregation by certain jurisdictions. ASU 2023-09 is effective for annual periods beginning after December 15, 2024; early adoption is permitted. The Company adopted the ASU for the year ended December 31, 2025. The amendments only impact disclosures and are not expected to have an impact on the Company’s financial condition and results of operations.

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

AS OF March 31, 2025

(Unaudited)

NOTE 4 – LIQUIDITY

Our financial statements are prepared using generally accepted accounting principles applicable to a going concern that contemplates the realization of assets and liquidation of liabilities in the normal course of business.

During the three months ended March 31, 2025, we met our short-and long-term working capital and capital expenditure requirements. At March 31, 2025, we had a total of $17.5 million in cash and cash equivalents, which we believe is sufficient to meet our debt service, preferred stock dividend payments and all other obligations in a timely manner and be able to meet our objectives.

NOTE 5 – DIGITAL ASSETS

Adoption of ASU 2023-08, Accounting for and Disclosure of Digital Assets

Effective January 1, 2025, the Company adopted ASU 2023-08, which requires entities to measure crypto assets at fair value with changes recognized in the Statement of Operations each reporting period. The Company’s digital assets are within the scope of ASU 2023-08 and the transition guidance requires a cumulative-effect adjustment as of the beginning of the current fiscal year for any difference between the carrying amount of the Company’s digital assets and fair value. As a result of the Company’s early adoption of ASU 2023-08, the Company recorded a $148,346 increase to digital assets and a $148,346 decrease to accumulated deficit on the Balance Sheets as of the beginning of the fiscal year ended December 31, 2025.

The following table presents the Company’s Digital Asset holdings as of March 31, 2025:

	Quantity	Cost Basis	Fair Value
Bitcoin	20.30	$1,896,337	$1,676,153
USDC	198.00	198	198
Total digital assets held as of March 31, 2025		$1,896,535	$1,676,351

The following table presents a roll-forward of total digital assets for the three months ended March 31, 2025, based on the fair value model under ASU 2023-08:

Fair Value
Balance as of December 31, 2024	$1,127,891
Cumulative effect adjustment upon adoption of ASU 2023-08	148,346
Revenue recognized from Bitcoin mined (9.12 BTC)	862,944
Digital assets collected from membership revenue	336,614
Purchase of digital assets	1,695
Operating expenses paid with digital assets	(527,058)
Dividends paid via digital assets	(40,645)
Realized gain (loss) on digital assets	(13,252)
Change in fair value of digital assets	(220,184)
Balance as of March 31, 2025	$1,676,351

Prior to Adoption of ASU 2023-08, Accounting for and Disclosure of Digital Assets

Digital assets

Prior to the adoption of ASU 2023-08, digital assets were accounted for as indefinite-lived intangible assets and were initially measured in accordance with ASC 350 - Intangible-Goodwill and Other. Digital assets were not amortized, but were assessed for impairment annually, or more frequently, when events or changes in circumstances occur indicating that it is more likely than not that the indefinite-lived intangible asset is impaired. Whenever the exchange-traded price of digital assets declined below its carrying value, the Company was required to determine if an impairment existed and to record an impairment equal to the amount by which the carrying value exceeded the fair value.

INVESTVIEW, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF March 31, 2025

(Unaudited)

The following table presents a roll-forward of digital assets for the three months ended March 31, 2024, based on the cost-impairment model under ASC 350:

Cost Basis
Balance as of December 31, 2023	$585,632
Revenue recognized from Bitcoin mined (49.82 BTC)	2,642,599
Digital assets collected from membership revenue	407,138
Operating expenses paid with digital assets	(3,599,825)
Dividends paid via digital assets	(40,170)
Debt extinguished in exchange for digital assets	(38,767)
Realized (gain) loss on sale of digital assets	276,227
Balance as of March 31, 2024	$232,834

NOTE 6 – RELATED-PARTY TRANSACTIONS

Related Party Debt

Our related-party payables consisted of the following:

	March 31, 2025	December 31, 2024
Convertible Promissory Note entered into on 4/27/20, net of debt discount of $659,967 as of March 31, 2025 [1]	$640,033	$607,996
Convertible Promissory Note entered into on 5/27/20, net of debt discount of $358,309 as of March 31, 2025 [2]	341,691	324,304
Convertible Promissory Note entered into on 11/9/20, net of debt discount of $697,397 as of March 31, 2025 [3]	602,603	568,742
Working Capital Promissory Note entered into on 3/22/21 [4]	1,204,897	1,204,567
Total related-party debt	2,789,224	2,705,608
Less: Current portion	(1,204,897)	(1,204,567)
Related-party debt, long term	$1,584,327	$1,501,041

[1]	On April 27, 2020, we received proceeds of $1,300,000 from DBR Capital, LLC, an entity controlled by a member of our Board of Directors, and entered into a convertible promissory note. The note is secured by collateral of the Company and its subsidiaries. The note bears interest at 20% per annum, payable monthly, and the principal is due and payable on April 27, 2030. Per the original terms of the agreement, the note was convertible into common stock at a conversion price of $0.01257 per share, which was amended on November 9, 2020 to reduce the conversion price to $0.007 per share. At inception we recorded a beneficial conversion feature and debt discount of $1,300,000. During the three months ended March 31, 2025, we recognized $32,037 of the debt discount into interest expense, as well as expensed an additional $65,004 of interest expense on the note, all of which was repaid during the period.

[2]	On May 27, 2020, we received proceeds of $700,000 from DBR Capital, LLC, an entity controlled by a member of our Board of Directors, and entered into a convertible promissory note. The note is secured by collateral of the Company and its subsidiaries. The note bears interest at 20% per annum, payable monthly, and the principal is due and payable on April 27, 2030. Per the original terms of the agreement, the note was convertible into common stock at a conversion price of $0.01257 per share, which was amended on November 9, 2020 to reduce the conversion price to $0.007 per share. At inception we recorded a beneficial conversion feature and debt discount of $700,000. During the three months ended March 31, 2025, we recognized $17,387 of the debt discount into interest expense as well as expensed an additional $35,001 of interest expense on the note, all of which was repaid during the period.

[3]	On November 9, 2020, we received proceeds of $1,300,000 from DBR Capital, LLC, an entity controlled by a member of our Board of Directors, and entered into a convertible promissory note. The note is secured by collateral of the Company and its subsidiaries. The note bears interest at 38.5% per annum, made up of a 25% interest rate per annum and a facility fee of 13.5% per annum, payable monthly beginning February 1, 2021, and the principal is due and payable on April 27, 2030. Per the terms of the agreement, the note is convertible into common stock at a conversion price of $0.007 per share. At inception we recorded a beneficial conversion feature and debt discount of $1,300,000. During the three months ended March 31, 2025, we recognized $33,861 of the debt discount into interest expense as well as expensed an additional $125,124 of interest expense on the note, all of which was repaid during the period.

[4]	On March 22, 2021, we entered into Securities Purchase Agreements to purchase 100% of the operating assets of SSA Technologies LLC, an entity that owns and operates a FINRA-registered broker-dealer. SSA is controlled and partially owned by Joseph Cammarata, our former Chief Executive Officer. (See NOTE 11). Commencing upon execution of the agreements and through the closing of the transactions, we agreed to provide certain transition service arrangements to SSA. In connection with the transactions, we entered into a Working Capital Promissory Note with SSA under which SSA was to have advanced to us up to $1,500,000 before the end of 2021; however, SSA only provided advances of $1,200,000, to date. The note bears interest at the rate of 0.11% per annum. The note was due and payable by January 31, 2022; however, has not yet been repaid as we consider our legal options in light of SSA’s failure to complete its funding obligations, and the other damages we sustained as a result of the actions of Mr. Cammarata. During the three months ended March 31, 2025, we recorded interest expense of $330 on the note. The note was to have been secured by the pledge of 12,000,000 shares of our common stock; however, it remains unsecured as the pledge of shares was not implemented at the closing of the loan.

INVESTVIEW, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF March 31, 2025

(Unaudited)

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

Other Related Party Arrangements

On September 29, 2023, we closed on the purchase in a private transaction of shares of our common stock under the terms of a Stock Purchase and Release Agreement dated September 18, 2023 (the “Romano/Raynor Agreement”). Under the Romano/Raynor Agreement, the Company purchased for surrender in a series of private transactions, an aggregate of 302,919,223 shares of the Company’s common stock (the “Romano/Raynor Purchased Shares”) from sellers consisting of Mario Romano, Annette Raynor, and a series of their family members and related entities (collectively, the “Sellers”). The Romano/Raynor Purchased Shares were purchased for aggregate consideration of $2,922,380, representing a price of $0.00964739 per share. One-eighth of the purchase price was paid within seven (7) days of the closing, with the balance payable in a series of equal quarterly payments over seven (7) consecutive quarters thereafter. As of March 31, 2025, we owed $793,095 under the Romano/Raynor Agreement of which $795,095 is included in Accounts payable and accrued liabilities.

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

INVESTVIEW, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF March 31, 2025

(Unaudited)

On February 7, 2024, we closed on the purchase in a private transaction of shares of our common stock under the terms of a Stock Purchase and Release Agreement dated February 6, 2024 (the “Smith/Miller Agreement”). Under the Smith/Miller Agreement, the Company purchased for surrender and cancellation a total of 472,374,710 shares of the Company’s common stock (the “Smith/Miller Purchased Shares”) from Ryan Smith and Chad Miller and certain of their respective affiliates and family members. The Smith/Miller Purchased Shares were purchased for aggregate purchase price of $3,571,146, representing a price of $0.007559985 per share. One-eighth of the purchase price was paid within seven (7) days of the closing, with the balance payable in a series of equal quarterly payments over seven (7) consecutive quarters thereafter. As of March 31, 2025, we owed $1,339,180 under the Smith/Miller Agreement of which $1,339,180 is included in Accounts payable and accrued liabilities.

The consideration paid for the Purchased Shares of $3,571,146 was allocated to the share purchase (see NOTE 10).

NOTE 7 – DEBT

Our debt consisted of the following:

	March 31, 2025	December 31, 2024
Loan with the U.S. Small Business Administration dated 4/19/20 [1]	$517,176	$519,863
Total debt	517,176	519,863
Less: Current portion	29,244	29,244
Debt, long term portion	$487,932	$490,619

[1]	In April 2020 we received proceeds of $500,000 from a loan entered into with the U.S. Small Business Administration. Under the terms of the loan interest is to accrue at a rate of 3.75% per annum and installment payments of $2,437 monthly will begin twelve months from the date of the loan, with all interest and principal due and payable thirty years from the date of the loan. During the three months ended March 31, 2025, we recorded $4,623 worth of interest on the loan. During the three months ended March 31, 2025, we made repayments on the loan of $7,310.

In November of 2020, we entered into notes with third parties for $19,089,500 in exchange for the cancellation of APEX leases previously entered into, which resulted in our purchase of all rights and obligations under the leases. We agreed to settle a portion of the debt during the year ended March 31, 2021, at a discount to the original note terms offered, by making lump sum payments, issuing 48,000,000 shares of our common stock, issuing 49,418 shares of our preferred stock, and issuing digital assets. The remaining notes were due December 31, 2024, and had a fixed monthly payment that is equal to 75% of the face value of the note, divided by 48 months. The monthly payments began the last day of January 2021 and continued until December 31, 2024, when the last monthly payment was made, along with a balloon payment equal to 25% of the face value of the note, to extinguish the debt. During the fourth quarter ended December 31, 2023, we offered all note holders an early payoff option. During the three months ended March 31, 2024, we repaid a portion of the debt with cash payments of $106,950 and issuances of digital assets then valued at $38,767. As of December 31, 2024, the debt was paid in full.

NOTE 8 – DERIVATIVE LIABILITY

During the three months ended March 31, 2025, we had the following activity in our derivative liability account relating to our warrants:

Derivative liability at December 31, 2024	$758
Derivative liability recorded on new instruments	-
Derivative liability reduced by warrant exercise	-
(Gain) loss on fair value	2,095
Derivative liability at March 31, 2025	$2,853

INVESTVIEW, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF March 31, 2025

(Unaudited)

We use the binomial option pricing model to estimate fair value for those instruments at inception, at warrant exercise, and at each reporting date. During the three months ended March 31, 2025, the assumptions used in our binomial option pricing model were in the following range:

Risk free interest rate	4.23% - 4.32%
Expected life in years	0.33 - 1.25
Expected volatility	132% - 161%

NOTE 9 – OPERATING LEASE

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

Operating lease expense was $44,124 for the three months ended March 31, 2025. Operating cash flows used for the operating leases during the three months ended March 31, 2025, was $44,187. As of March 31, 2025, the weighted average remaining lease term was 1.27 years, and the weighted average discount rate was 12%.

Future minimum lease payments under non-cancellable leases as of March 31, 2025, were as follows:

Remainder of 2025	$126,962
2026	61,057
Total	188,019
Less: Interest	(14,526)
Present value of lease liability	173,493
Operating lease liability, current [1]	(140,112)
Operating lease liability, long term	$33,381

[1]	Represents lease payments to be made in the next 12 months.

INVESTVIEW, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF March 31, 2025

(Unaudited)

NOTE 10 – STOCKHOLDERS’ EQUITY (DEFICIT)

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

During the year ended March 31, 2021, we commenced an offering to sell a total of 2,000,000 units at $25 per unit (“Unit Offering”), with each unit consisting of: (i) one share of our newly authorized Series B Preferred Stock and (ii) five warrants each exercisable to purchase one share of common stock at an exercise price of $0.10 per warrant share. Each Warrant offered is immediately exercisable on the date of issuance, will expire 5 years from the date of issuance, and its value has been classified as a fair value liability due to the terms of the instrument (see NOTE 8). The Unit Offering was completed on or about August 17, 2021, having resulted in the public offer and sale of 252,192 Units.

As of March 31, 2025 and December 31, 2024, we had 252,192 shares of preferred stock issued and outstanding.

Preferred Stock Dividends

During the three months ended March 31, 2025, we declared $204,835 of cumulative cash dividends due to the shareholders of our Series B Preferred Stock. We made payments of $161,854 in cash and issued $40,645 worth of digital assets to reduce the amounts owing. As of March 31, 2025 and December 31, 2024, the dividend liability on our balance sheets was $247,437 and $245,101, respectively.

During the three months ended March 31, 2024, we declared $204,835 for cumulative cash dividends due to the shareholders of our Series B Preferred Stock. We made payments of $174,760 in cash and issued $40,170 worth of digital assets to reduce the amounts owing.

Common Stock Transactions

On March 6, 2025, the Board of Directors authorized a stock repurchase program that will allow the Company to repurchase up to $1,000,000 in aggregate value of shares of the Company’s common stock, par value $0.001 per share, through March 6, 2026. During the three months ended March 31, 2025, 1,089,286 shares have been repurchased for $24,006. These shares are being held by the Company in Treasury.

During the three months ended March 31, 2024, we repurchased 472,374,710 shares from two of the original founders of the Company and a series of their family members and related entities in exchange for cash of $446,391 and payables of $3,124,755 (see NOTE 6). We also recognized $8,510 in stock-based compensation based on grant date fair values and vesting terms of awards granted in prior periods.

As of March 31, 2025 and December 31, 2024, we had 1,859,231,786 and 1,859,231,786 shares of common stock issued and 1,858,142,500 and 1,859,231,786 shares of common stock outstanding, respectively.

INVESTVIEW, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF March 31, 2025

(Unaudited)

Options

The 2022 Incentive Plan authorizes a variety of incentive awards consisting of stock options, restricted stock, restricted stock units, and reserves for issuance up to 600,000,000 shares of the Company’s common stock.

Transactions involving our options are summarized as follows:

Weighted
Average
		Weighted	Grant-Date
	Number of	Average	Per Share
	Options	Exercise Price	Fair Value
Options outstanding at December 31, 2024	351,416,665	$0.05	$0.03
Granted	-	$-	$-
Canceled/Expired	-	$-	$-
Exercised	-	$-	$-
Options outstanding at March 31, 2025	351,416,665	$0.05	$0.03

Details of our options outstanding as of March 31, 2025, is as follows:

Options Exercisable	Weighted Average Exercise Price of Options Exercisable	Weighted Average Contractual Life of Options Exercisable (Years)	Weighted Average Contractual Life of Options Outstanding (Years)
233,116,665	0.05	4.24	4.38

Total stock compensation expense related to the options for the three months ended March 31, 2025 and 2024, was $387,634 and $422,250, respectively. As of March 31, 2025 there was approximately $2.9 million of unrecognized compensation cost related to the Options, which is expected to be recognized over a remaining weighted-average vesting period of approximately 1.5 years.

Warrants

Transactions involving our warrants are summarized as follows:

Weighted
	Number of	Average
	Shares	Exercise Price
Warrants outstanding at December 31, 2024	1,178,090	$0.10
Granted	-	$-
Canceled/Expired	-	$-
Exercised	-	$-
Warrants outstanding at March 31, 2025	1,178,090	$0.10

Details of our warrants outstanding as of March 31, 2025, is as follows:

Warrants Exercisable	Weighted Average Contractual Life of Warrants Outstanding and Exercisable (Years)
1,178,090	0.89

INVESTVIEW, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF March 31, 2025

(Unaudited)

Class B Units of Investview Financial Group Holdings, LLC

As of March 31, 2025, and December 31, 2024, there were 565,000,000 Units of Class B Investview Financial Group Holdings, LLC issued and outstanding. These units were issued as consideration for the purchase of operating assets and intellectual property rights of MPower, a company controlled and partially owned by David B. Rothrock and James R. Bell, two of our board members. The Class B Redeemable Units have no voting rights but can be exchanged at any time, within 5 years from the date of issuance, for 565,000,000 shares of our common stock on a one-for-one basis and are subject to significant restrictions upon resale through 2025 under the terms of a lock up agreement entered into as part of the purchase agreement. In order to properly account for the purchase transaction on the Company’s financial statements, we were required by applicable financial reporting standards to value the Class B Units issued to MPower in the transaction as of the closing date of the MPower sale transaction (September 3, 2021). For these accounting purposes, we concluded that the “fair value” of the consideration for financial accounting purposes, at the if-converted market value of the underlying common shares was $58.9 million, based on the closing market price of $0.1532 on the closing date of September 3, 2021, as discounted from $86.6 million by 32% (or $27.7 million) to reflect the significant lock up period. The “fair value” valuation of the Class B Units, however, was completed relying on a certain set of methodologies that are accepted for accounting purposes and is not necessarily indicative of the “fair market value” that may be implied relative to such Units in a commercial transaction not governed by financial reporting standards. In particular, the methodology used to value the Class B Units at their “fair value” did not take into account any blockage discounts that may otherwise apply after the expiration of the lock-up period in 2025; while other valuation methodologies, not bound by financial reporting codifications, would possibly determine that the blockage discount associated with the resale of 565 million shares after the expiration of the lock-up period, into a marketplace that has limited market liquidity, could possibly have a material downward influence on the valuation.

NOTE 11 – COMMITMENTS AND CONTINGENCIES

Litigation and Legal Proceedings

In the ordinary course of business, we may be, or have been, involved in material third-party litigation and other legal proceedings and administrative actions, or exposed to material contingencies or commitments in the course of our business, as described below.

Settlement of SEC Inquiry

On November 9, 2021, the Company received a subpoena from the United States Securities and Exchange Commission (“SEC”) for the production of documents. In the subpoena, the SEC advised that the inquiry did not mean that the SEC concluded that the Company or anyone affiliated with the Company had violated the federal securities laws or any other law. However, in the course of communications with the SEC throughout the inquiry, the Company came to believe that the focus of the SEC’s inquiry involved whether the offer and sale of the Company’s now discontinued Apex sale and leaseback program violated certain federal securities laws. Following a several year review process in which the Company cooperated fully with the SEC, on January 17, 2025, a settlement was reached with the SEC to resolve the inquiry. As part of the settlement, the Company entered into a formal SEC Order for which it neither admitted nor denied the factual and legal conclusions asserted, but paid a civil monetary penalty of $375,000 to conclude the inquiry. The Company considers this matter to be closed.

INVESTVIEW, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF March 31, 2025

(Unaudited)

Exposure to potential claims arising from third-party financial protection plan

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

Separately, iGenius members who purchased ndau through an Oneiro sponsored ndau distribution program, were also given the opportunity to participate in a TPP Program similar to the program offered to our Apex customers; which in this case was intended to provide customers who purchased ndau with a financial protection program under which such customers, provided they complied with certain TPP required claims procedures, could elect to collect a cash payout in either a five- or ten-year interval after their initial purchase. Participation in this program was also in reliance on sales and marketing materials by which TPP represented that they were a purported affiliate of a well-known global insurance brokerage firm that had sufficient capital resources, reserves and liquidity to support any pay-outs needed to satisfy their obligations under the TPP Program. Prior to terminating the distribution of ndau in August 2023, we distributed over $16.6 million in ndau to our members purportedly supported by the TPP Program. As in the same case as had been done with respect to the Apex customers, TPP was paid substantial premiums for the program, and those premiums were included in the purchase price for the ndau program, at no additional cost to the customer.

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

INVESTVIEW, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF March 31, 2025

(Unaudited)

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

We cannot ensure that TPP will comply with its contractual commitments to our customers, in which case these customers may not be able to realize the cash payouts promised by TPP, despite the substantial payments made to TPP to secure the benefits of the TPP Program. As the direct responsibility for compliance with the TPP Program resides with TPP; particularly as the program was underwritten, managed and administered by TPP as an independent third-party vendor (and with respect to ndau, the underlying ndau was developed and marketed by an additional third-party vendor), and in recognition of the customers’ acceptance of their participation in the program, we do not believe that we have any legal responsibility to cover any potential claims of customers who participated in the TPP Program. There is, however, the risk that any failure of TPP to perform its obligations to our customers could expose us to commercial claims of dissatisfied customers, regardless of the legal foundation associated therewith. The possible assertion of those claims could have an adverse effect on our business, financial condition, and operating results.

We have instituted a legal proceeding instituted to collect significant balance owed by credit card processor and clearing bank

The Company’s financial statements as of March 31, 2025, reflect a receivables balance of $2.23 million. Of that balance, $2.11 million represents receivables that arise out of credit card transactions generated by the Company’s iGenius subsidiary. The credit card transactions that arise out of the ordinary course operations of the Company’s iGenius subsidiary are processed by the Company’s credit card processors, in conjunction with their clearing banks. Over time, the balance of credit card collections being held by one of our credit card processors and its clearing bank, which are legally supposed to be held for the benefit of the Company, subject to coverage for chargebacks and other normal course collection issues, has increased to approximately $1.87 million, an amount that has been generally confirmed by the credit card processor. As they had been unresponsive to our repeated demands for payment, claiming that they were in the process of concluding their internal accounting of the amounts due and status of our accounts, in March 2024, the Company instituted a lawsuit against this credit card processor and its clearing bank seeking, among other things, an accounting for and repayment of the withheld funds. Notwithstanding, to date, we have been unable, through negotiations and through our lawsuit, to recover any amount of the receivable balances owed to us as the credit card processor asserts, among others, that it continues to evaluate possible exposure to chargebacks and other normal course collection issues. Recently, however, the Company’s application for a pre-judgment writ of attachment against both the credit card processor and the clearing bank, has been granted. Although the Company’s collection efforts will likely be enhanced by application of the pre-judgment writ of attachment, there can still be no assurances that the Company will be able to collect some or all of the funds owed to it. Should the Company be unable to collect some or all of the funds owed, it will be caused to incur a corollary bad debt expense of up to the uncollected amount which is currently approximately $1.87 million. Furthermore, the Company may be caused under generally accepted accounting principles, to incur a bad debt expense if it is determined that the amounts owed to the Company are unlikely to be collected, although the Company has not yet reached that conclusion. A charge of up to $1.87 million, which represents less than 10% of the Company’s current assets, would not have a material adverse effect upon the Company’s long-term liquidity, however, could have a material adverse effect upon the Company’s net earnings in the period incurred.

INVESTVIEW, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF March 31, 2025

(Unaudited)

Potential exposure to administrative proceeding asserted by Polish regulatory authority relating to Company’s iGenius network

Our iGenius products and services are marketed by a global network of independent distributors using a direct selling business model. Although we believe that our direct selling business model is in material compliance with applicable legal standards, direct selling programs similar to ours and others within the industry, in general, have periodically been the target of regulatory scrutiny by federal, state, and local governmental agencies in the United States and foreign countries, including the FTC, whose regulatory authority extends to the prevention of fraudulent or deceptive schemes, often referred to as “pyramid” schemes. Since March 2025 we have been responding to an inquiry from Poland’s Office of Competition and Consumer Protection (“UOKiK”) as it has instituted formal proceedings against iGenius alleging that iGenius is not a bona fide financial education platform and is instead operating a pyramid scheme that is focused more on the recruitment of new members and not the sale or use of the underlying products or services being offered. Based on our analysis of the applicable legal standards, and the tracking of our sales within Poland in which the predominant portion of our sales consist of membership sales driven by our members, we believe that the iGenius direct selling business operating within Poland complies with all applicable legal standards and we disagree with any claims to the contrary. Despite our strong belief in our position, should we not succeed in our defense of the matter, we could, among other things: be subject to material financial fines and penalties (up to 10% of iGenius’ revenue in the year preceding the imposition of the penalty); be required to modify or suspend certain or a material portion of our operations in Poland; and become exposed to similar claims from other European regulators, which itself could cause a cascading and similar adverse impact on our operations in Europe, all of which could have a materially adverse impact on the Company. It is still too early in the proceedings for us to draw a likely conclusion on the outcome of the matter.

Outstanding commitments associated with termination of former Chief Executive Officer

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

INVESTVIEW, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF March 31, 2025

(Unaudited)

NOTE 12 – SEGMENT REPORTING

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

For the three months ended March 31, 2025 and 2024, there were no intersegment revenues or costs of revenues that needed to be eliminated in the Consolidated Statements of Operations.

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

The following table illustrates segment revenue and segment net income from operations, including significant expense items reviewed by the CODM for the three months ended March 31, 2025.

	Financial Education and Technology	Blockchain Technology and Crypto Mining Products and Services	Manufacturing and Development of Health, Beauty and Wellness Products [1]	Total
Revenue	$8,791,443	$862,944	$375,665	$10,030,052

Less:
Commissions	5,076,503	-	-	5,076,503
Market experts	174,520	-	-	174,520
Credit card processing	407,025	-	-	407,025
Salary and related	410,290	134,103	298,092	842,485
Selling and marketing	87,819	-	7,093	94,912
Energy and hosting	-	1,037,599	-	1,037,599
Depreciation	450	189,422	-	189,872
Cost of sales	-	-	331,998	331,998
General and administrative [2]	489,357	129,945	268,911	888,213

Segment net income (loss) from operations	$2,145,479	$(628,125)	$(530,429)	$986,925

[1]	The Development of Health, Beauty and Wellness Products business was acquired in October 2024.

[2]	General and administrative costs consist mainly of professional fees, insurance, information technology and software and other payment processing fees.

INVESTVIEW, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF March 31, 2025

(Unaudited)

The following table illustrates segment revenue and segment net income from operations, including significant expense items reviewed by the CODM for the three months ended March 31, 2024.

	Financial Education and Technology	Blockchain Technology and Crypto Mining Products and Services	Total
Revenue	$13,029,318	$2,642,599	$15,671,917

Less:
Commissions	7,275,210	-	7,275,210
Market experts	260,250	-	260,250
Credit card processing	607,234	-	607,234
Salary and related	599,111	286,502	885,613
Selling and marketing	10,770	152	10,922
Energy and hosting	-	1,882,084	1,882,084
Depreciation	-	1,177,796	1,177,796
General and administrative [1]	255,641	76,295	331,936

Segment income (loss) from operations	$4,021,102	$(780,230)	$3,240,872

[1]	General and administrative costs consist mainly of professional fees, contracting services, equipment, shipping and tariffs, insurance and information technology and software.

The following table illustrates the reconciliation of segment operating income to net income before taxes for the three months ended March 31, 2025 and 2024.

	March 31, 2025	March 31, 2024
Segment income from operations	$986,925	$3,240,872

Reconciling items
Bank interest	44,283	4,338
Event ticket sales	38,553	-
Leasing income	63,244	167,500
All other, net	5,583	3,531

Net income before taxes	$1,138,588	$3,416,241

NOTE 13 – ACQUISITION

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

INVESTVIEW, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF March 31, 2025

(Unaudited)

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

NOTE 14 – INCOME TAXES

For the periods ended March 31, 2025, and March 31, 2024, the Company used a discrete effective tax rate method for recording income taxes, as compared to an estimated full year annual effective tax rate method, as an estimate of the annual effective tax rate cannot be made.

Provision for Income taxes for the three months ended March 31, 2025 was $10,000 resulting in an effective tax rate of (1.5%). Provision for Income taxes for the three months ended March 31, 2024 was $500,075, resulting in an effective tax rate of 23.0%. The provision for income taxes was primarily impacted by pretax book income, permanent differences, and by the change in valuation allowance on deferred tax assets.

NOTE 15 – SUBSEQUENT EVENTS

In accordance with ASC Topic 855, Subsequent Events, we have evaluated subsequent events through the date of this filing and have determined that the following events require disclosure.

During the period subsequent to period end, according to the stock repurchase program (see NOTE 10), the Company bought back 282,000 shares of their own common stock for $3,634. These shares are being held by the Company in Treasury.

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

Results of Operations

Three Months Ended March 31, 2025 Compared to Three Months Ended March 31, 2024

Revenues

	Three Months Ended March 31,		Increase
	2025	2024	(Decrease)
	(unaudited)	(unaudited)
Membership revenue, net of refunds, incentives, credits, and chargebacks	$8,791,443	$13,029,318	$(4,237,875)
Mining revenue	862,944	2,642,599	(1,779,655)
Health and wellness product sales	368,321	-	368,321
Other revenue	7,344	-	7,344
Total revenue, net	$10,030,052	$15,671,917	$(5,641,865)

Total revenue, net, decreased $5,641,865, or 36%, from $15,671,917 for the three months ended March 31, 2024, to $10,030,052 for the three months ended March 31, 2025. The reduction in total revenue, net, can be attributed to a $4.2 million contraction in our membership revenue and a $1.8 million contraction in our mining revenue. The $4.2 million (33%) decrease in membership revenue was largely attributable to a combination of shifts in consumer behavior and demand following the COVID-19 pandemic as individuals re-evaluated their spending priorities, lifestyle habits, and engagement preferences, as well as broader global macroeconomic changes that have caused a general slowdown in direct sales and home-based business. This trend reflects broader market changes and has impacted overall participation and retention rates. The $1.8 million (67%) decrease in mining revenue was a result of “Bitcoin Halving” which occurred on April 19th, 2024, decreasing the reward to 3.125 Bitcoin per block solved from the previous reward rate of 6.25 Bitcoin per block solved, an increase in Bitcoin Network Difficulty and a mandated power curtailment enforced by the government-controlled utility companies in Northern Europe, partially offset by an increase in the price of Bitcoin. These decreases were offset by a $368 thousand increase in health and wellness product sales that arose from our October 2024 acquisition of the purchase of the business and assets of Renu Laboratories, Inc.

Operating Costs and Expenses

	Three Months Ended March 31,		Increase
	2025	2024	(Decrease)
	(unaudited)	(unaudited)
Cost of sales and service	$1,544,116	$2,142,334	$(598,218)
Commissions	5,076,503	7,275,210	(2,198,707)
Selling and marketing	95,103	11,795	83,308
Salary and related	1,701,092	1,628,970	72,122
Professional fees	610,150	406,529	203,621
General and administrative	1,416,168	2,336,655	(920,487)
Total operating costs and expenses	$10,443,132	$13,801,493	$(3,358,361)

Operating costs decreased $3,358,361, or (24%), from $13,801,493 for the three months ended March 31, 2024, to $10,443,132 for the three months ended March 31, 2025. The decrease can be explained by a reduction in commissions of $2.2 million, which was a result of a decrease in our membership revenue, a decrease in cost of sales and services of $600 thousand, which was a result of a power curtailment mandated by the government-controlled utility companies in Northern Europe, and a decrease in general and administrative expenses, which was a result of decreases in credit card processing fees due to the decreases in our membership revenue and decreases in costs related to our mining operations. These decreases were offset by an increase in professional fees.

Other Income and Expenses

	Three Months Ended March 31,
	2025	2024	Change
	(unaudited)	(unaudited)
Gain (loss) on fair value of derivative liability	$(2,095)	$74	$(2,169)
Realized gain (loss) on digital assets	(13,252)	276,227	(289,479)
Unrealized gain (loss) on digital assets	(220,184)	-	(220,184)
Interest expense	(4,623)	(4,675)	52
Interest expense, related parties	(308,744)	(309,670)	926
Other income (expense)	284,125	337,635	(53,510)
Total other income (expense)	$(264,773)	$299,591	$(564,364)

We recorded other expense of $264,773 for the three months ended March 31, 2025, which was a decrease of $564,364, or 188%, from the prior year other income of $299,591. The change is due to a realized loss on digital assets in the current period of $13 thousand compared to a gain of $276 thousand in the prior year and an unrealized loss on digital assets in the current period of $220 thousand compared to no unrealized gain or loss in the prior year due to the Company’s adoption of ASU No. 2023-08 for the year ended December 31, 2025, effective as of January 1, 2025. The change is also due to a decrease in other income in the current period of $54 thousand, as a result of a decrease in lease payments received under a structured equipment lease agreement offset by an increase in ticket sales from a promotional event iGenius held during the three months ended March 31, 2025.

Liquidity and Capital Resources

During the three months ended March 31, 2025, we met our short-and long-term working capital and capital expenditure requirements. At March 31, 2025, we had a total of $17.5 million in cash and cash equivalents, which we believe is sufficient to meet our debt service, preferred stock dividend payments and all other obligations in a timely manner and be able to meet our objectives.

During the three months ended March 31, 2025, we recorded net loss from operations of $413,080 and net loss of $687,853. As of March 31, 2025, we have unrestricted cash of $17,506,288. Also, as of March 31, 2025, our current assets exceeded our current liabilities to result in working capital of $14,184,119 and our digital asset balance was reported at a fair value of $1,676,351. Management does not believe there are any liquidity issues as of March 31, 2025.

Critical Accounting Policies

Basis of Accounting

Our policy is to prepare our financial statements on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations (Regulation S-X) of the Securities and Exchange Commission (the “SEC”) and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the three months ended March 31, 2025, are not necessarily indicative of the operating results that may be expected for our year ending December 31, 2025, as will be included in the filing of our Annual Report on Form 10-K for the year ending December 31, 2025. These unaudited condensed consolidated financial statements should be read in conjunction with the December 31, 2024 consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2024.

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

Digital Assets

Digital assets are included in non-current assets on the Consolidated Balance Sheets due to the Company’s intent to retain and hold bitcoin. Proceeds from the sale of digital assets and the purchase of digital assets are included within investing activities in the accompanying Consolidated Statement of Cash Flows. Digital Assets awarded to the Company through its mining activities and collected for membership revenue are accounted for in connection with the Company’s revenue recognition policy. Following the adoption of ASU 2023-08 effective January 1, 2025, the Company measures digital assets at fair value with changes recognized in operating expenses in the Consolidated Statement of Operations. The Company tracks its cost basis of digital assets by-wallet in accordance with the first-in-first-out (“FIFO”) method of accounting. Refer to “NOTE 5 – DIGITAL ASSETS”, for further information regarding the Company’s impact of the adoption of ASU 2023-08.

Intangible Assets

We account for our intangible assets in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Subtopic 350-30, General Intangibles Other Than Goodwill, and ASC Subtopic 360-10-05, Accounting for the Impairment or Disposal of Long-Lived Assets. ASC Subtopic 350-30 requires assets to be measured based on the fair value of the consideration given or the fair value of the assets (or net assets) acquired, whichever is more clearly evident and, thus, more reliably measurable. Under ASC Subtopic 350-30 any intangible asset with a useful life is required to be amortized over that life and the useful life is to be evaluated every reporting period to determine whether events or circumstances warrant a revision to the remaining period of amortization. If the estimate of useful life is changed the remaining carrying amount of the intangible asset is amortized prospectively over the revised remaining useful life. Costs of internally developing, maintaining, or restoring intangible assets are recognized as an expense when incurred.

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

We evaluate the recoverability of long-lived assets based upon future net cash flows expected to result from the asset, including eventual disposition. Should impairment in value be indicated, the carrying value of intangible assets will be adjusted and an impairment loss is recorded equal to the difference between the asset’s carrying value and fair value or disposable value. During the three months ended March 31, 2025 and 2024, no impairment was recorded.

Revenue Recognition

Membership Revenue

Most of our revenue is generated by membership sales and payment is received at the time of purchase. We recognize membership revenue in accordance with ASC 606-10 where revenue is measured based on a consideration specified in a contract with a customer and recognized when we satisfy the performance obligation specified in each contract. Our performance obligation is to provide our tools, products, and content over a fixed membership period; therefore, we recognize revenue ratably over the membership period and deferred revenue is recorded for the portion of the membership period subsequent to each reporting date. Additionally, we offer a designated trial period to first-time membership customers, during which a full refund can be requested if a customer does not wish to continue with the membership. Revenues are deferred during the trial period as collection is not probable until that time has passed. Revenues are presented net of refunds, sales incentives, credits, and known and estimated credit card chargebacks. As of March 31, 2025 and December 31, 2024, our deferred revenues for membership revenue were $1,852,839 and $1,905,734, respectively.

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

Health and Wellness Product Sales and Other Revenue

Through our wholly owned subsidiary, Renu Laboratories LLC, we generate revenue by manufacturing and selling health, beauty and wellness products. We recognize health and wellness product sales revenue in accordance with ASC 606-10. The Company’s performance obligation is complete when control of the promised goods is transferred to a customer, at which time the Company recognizes revenue in an amount that reflects the consideration the Company expects to receive in exchange for those goods. The Company terms for the sale are based on free on board (FOB) shipping point, where the control passes to the customer once the product leaves our warehouse. The Company determines collectability by requiring certain customers to pay before control is transferred and by performing ongoing credit evaluations and monitoring customer accounts receivable balances. As of March 31, 2025 and December 31, 2024, deposits collected from customers for orders to be filled at a future date were $844,318 and $1,014,164, respectively.

Shipping and direct costs charged to customers, along with fees collected from customers for storing their products in our warehouse facility located in Warminster, Pennsylvania are included in revenue as Other Revenue. Shipping and direct costs incurred by the Company are included in Cost of Sales and Service.

Revenue generated for the three months ended March 31, 2025, was as follows:

	Membership revenue	Mining revenue	Health and wellness product sales	Other Revenue	Total
Gross billings/receipts	$9,439,857	$862,944	$368,443	$7,344	$10,678,588
Refunds, incentives, credits, and chargebacks	(648,414)	-	(122)	-	(648,536)
Net revenue	$8,791,443	$862,944	$368,321	$7,344	$10,030,052

Foreign revenues for the three months ended March 31, 2025 were approximately $7.6 million while domestic revenue for the three months ended March 31, 2025 was approximately $2.4 million.

Revenue generated for the three months ended March 31, 2024, was as follows:

	Membership Revenue	Mining Revenue	Total
Gross billings/receipts	$13,851,294	$2,642,599	$16,493,893
Refunds, incentives, credits, and chargebacks	(821,976)	-	(821,976)
Net revenue	$13,029,318	$2,642,599	$15,671,917

Foreign revenues for the three months ended March 31, 2024 were approximately $11.8 million while domestic revenue for the three months ended March 31, 2024 was approximately $3.9 million.

Recent Accounting Pronouncements

In December 2023, the FASB issued ASU No. 2023-08, Intangibles—Goodwill and Other—Crypto Assets (Subtopic 350-60): Accounting for and Disclosure of Crypto Assets. The amendments in ASU No. 2023-08 are intended to improve the accounting for certain crypto assets by requiring an entity to measure those crypto assets at fair value each reporting period with changes in fair value recognized in net income. The amendments also improve the information provided to investors about an entity’s crypto asset holdings by requiring disclosure about significant holdings, contractual sale restrictions, and changes during the reporting period. The amendments are effective for all entities for fiscal years beginning after December 15, 2024, including interim periods within those fiscal years. The Company adopted ASU No. 2023-08 for the year ended December 31, 2025, effective as of January 1, 2025, which had a material impact on the financial statements.

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”). ASU 2023-09 expands existing income tax disclosures for rate reconciliations by requiring disclosure of certain specific categories and additional reconciling items that meet quantitative thresholds and expands disclosures for income taxes paid by requiring disaggregation by certain jurisdictions. ASU 2023-09 is effective for annual periods beginning after December 15, 2024; early adoption is permitted. The Company adopted the ASU for the year ended December 31, 2025. The amendments only impact disclosures and are not expected to have an impact on the Company’s financial condition and results of operations.

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

Changes in Internal Controls

There were no changes in our internal controls over financial reporting during the fiscal quarter ended March 31, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

There have been no material changes to this information since reported on in the Annual Report on Form 10-K for the year ended December 31, 2024.

ITEM 1.A – RISK FACTORS

Except as set forth below, there have been no material changes in the risk factors disclosed by us under Part I, Item 1A. Risk Factors contained in the Annual Report on Form 10-K for the year ended December 31, 2024.

Our business may be adversely impacted due to an administrative proceeding initiated by a Polish governmental agency, which has raised concerns regarding the nature of our direct selling activities, including potential allegations that such activities may be construed as inconsistent with public interest or regulatory standards.

Our iGenius products and services are marketed by a global network of independent distributors using a direct selling business model. Although we believe that our direct selling business model is in material compliance with applicable legal standards, direct selling programs similar to ours and others within the industry, in general, have periodically been the target of regulatory scrutiny by federal, state, and local governmental agencies in the United States and foreign countries, including the FTC. These laws and regulations are generally intended to prevent fraudulent or deceptive schemes, often referred to as “pyramid” schemes, which compensate participants primarily for recruiting additional participants without significant emphasis on product sales, whereas the more successful direct selling business models have and emphasize sales of products and services. The regulatory requirements concerning direct selling programs do not include “bright line” rules and are inherently fact-based and, thus, we are subject to the risk that these regulations or the enforcement or interpretation of these regulations by regulators or courts can change. The adoption of new regulations, or changes in the interpretations or enforcement of existing regulations, may result in significant compliance costs or require us to change or cease aspects of our network marketing program. In addition, the ambiguity surrounding these regulations can also affect the public perception of our business.

In the normal course of operations, we have periodically received inquiries from foreign regulators relative to matters of this nature. In that regard, since March 2025 we have been responding to such an inquiry from in Poland’s Office of Competition and Consumer Protection (“UOKiK”) as it has instituted formal proceedings against iGenius alleging that iGenius is not a bona fide financial education platform and is instead operating a pyramid scheme that is focused more on the recruitment of new members and not the sale or use of the underlying products or services being offered. By Polish statute, UOKiK is permitted to impose a fine of up to 10% of iGenius’ revenue in the year preceding the imposition of the penalty.

Based on our analysis of the applicable legal standards, and the tracking of our sales within Poland in which the predominant portion of our sales consist of membership sales driven by our members, we believe that the iGenius direct selling business operating within Poland complies with all applicable legal standards and we disagree with any claims to the contrary. Towards that end, we have retained Polish counsel to vigorously defend us in the proceeding with the UOKiK. Despite our strong belief in our position, should we not succeed in our defense of the matter, we could, among other things: be subject to financial fines and penalties; be required to modify or suspend certain or a material portion of our operations in Poland; and become exposed to similar claims from other European regulators, which itself could cause a cascading and similar adverse impact on our operations in Europe, all of which could have a materially adverse impact on the Company. It is still too early in the proceedings for us to draw a likely conclusion on the outcome of the matter.

We have recently had to respond to allegations from Canadian Securities regulators that our iGenius business unit engaged in unlicensed regulated securities activities; Our business could be negatively affected if we are required to defend similar allegations from securities regulators in the United States or in other foreign countries in which we do business.

From time to time, we receive notices or formal actions from foreign or domestic regulatory authorities or administrative agencies, which assert that certain activities of our iGenius business constitute unlicensed activities as an unregistered securities dealer or advisor under local laws. However, we do not believe that our iGenius business unit violates any such laws as we believe we are merely a provider of financial education and related tools that access information that is available publicly or without a licensing requirement, or that through affinity programs provide access to lawful services or products offered by third parties neither owned or operated by iGenius. When we are confronted with such allegations, we may either elect to challenge the legal basis thereof when we believe it is appropriate or economically compelling, or in the instances in which the financial impact of the relief sought is de minimis, we may elect to settle with any such regulator, often without admitting any violation of law. Towards that end, we have recently been the target of regulatory scrutiny by securities regulators in Canada. During 2024, we received a letter of inquiry from the Ontario Securities Commission (“OSC”) in which they questioned whether iGenius was engaged in securities activities without being registered under their securities act. Specifically, the OSC identified concerns that iGenius was selling ndau – which they considered an investment contract – and also noted that they had concerns about certain third-party product offerings and access to market experts that were made available to iGenius customers. Even though we believe that our iGenius business fully complies with all applicable securities laws, due to the immaterial scope and scale of our operations in Ontario, Canada, we elected to settle the matter with the OSC and conclude the inquiry by implementing a geoblock throughout Ontario such that no Ontario-based customers would be able to access any of the disputed product offerings.

Later in 2024, we and one of our independent distributors received an enforcement action from the financial regulators in Quebec, Canada, known as the Autorité des marchés financiers (the “AMF”), in which they challenged certain inappropriate marketing communications they characterized as “inappropriate” made by this particular distributor, and as well alleged that iGenius was inappropriately engaging in regulated securities activity without being appropriately registered to do so in Quebec. In discussions with the AMF, it became clear that the focus of their inquiry was on certain “touting” of financial results by this particular distributor which we concluded was unauthorized and in violation of our own internal policies and we terminated the distributor. As well, the AMF asserted that iGenius acted in contravention of securities regulations that require registration to effectuate the sale of securities in Quebec, by failing to register with the AMF while enabling its members to gain access to certain third-party “robotic” trading platforms, even though iGenius, among others: (x) derives no direct financial benefit from these introductions; and (b) has no involvement with the provision of services by the third-party to whom its members are introduced. Even though we believe that our iGenius business fully complies with all applicable securities laws, due to the immaterial scope and scale of our operations in Quebec, Canada, we have engaged in settlement discussions with the AMF in order to avoid a protracted and costly legal dispute. In addition to the termination of our distributor, the preliminary settlement discussions have focused on the following three elements: the payment by iGenius of a CAD $15,000 fine; the implementation by iGenius of the same type of geoblock that we implemented in Ontario and the admission by iGenius that by introducing its customers to the third-party service providers offering the “robotic” trading platforms, it committed a violation of Canadian securities law. Discussions between the AMF and iGenius are ongoing, and no formal agreement has been signed at this time.

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

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 – MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5 – OTHER INFORMATION

During the first three months of the fiscal year ended December 31, 2025, no director of “officer” as defined in Rule 16a-1(f) under the Exchange Act adopted or terminated any Rule 10b5-1 trading plan or arrangements or any non-Rule 10b5-1 trading plan or arrangements, in both cases as defined in Item 408 of Regulation S-K.

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

INVESTVIEW, INC.

Dated: May 14, 2025	By:	/s/ Victor M. Oviedo
Victor M. Oviedo
Chief Executive Officer
(Principal Executive Officer)

Dated: May 14, 2025	By:	/s/ Ralph R. Valvano
Ralph R. Valvano
Chief Financial Officer
(Principal Financial Officer and Accounting Officer)

