Form 10-Q
period 2025-06-30
Investview, Inc.
filed 2025-08-13
CIK 862651

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED

June 30, 2025

or

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

As of August 8, 2025, there were 1,853,692,635 shares of common stock, $0.001 par value, outstanding.

INVESTVIEW, INC.

Form 10-Q for the Six Months Ended June 30, 2025

Table of Contents

PART I – FINANCIAL INFORMATION	3
ITEM 1 – FINANCIAL STATEMENTS	3
Condensed Consolidated Balance Sheets as of June 30, 2025 (Unaudited) and December 31, 2024	3
Condensed Consolidated Statements of Operations and Other Comprehensive Income (Loss) for the Three and Six Months Ended June 30, 2025 and 2024 (Unaudited)	4
Condensed Consolidated Statements of Stockholders’ Equity (Deficit) for the Three and Six Months Ended June 30, 2025 and 2024 (Unaudited)	5
Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2025 and 2024 (Unaudited)	6
Notes to Condensed Consolidated Financial Statements as of June 30, 2025 (Unaudited)	7
ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	33
ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	39
ITEM 4 – CONTROLS AND PROCEDURES	39
PART II – OTHER INFORMATION	40
ITEM 1 – LEGAL PROCEEDINGS	40
ITEM 1.A – RISK FACTORS	40
ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	41
ITEM 3 – DEFAULTS UPON SENIOR SECURITIES	41
ITEM 4 – MINE SAFETY DISCLOSURES	41
ITEM 5 – OTHER INFORMATION	41
ITEM 6 – EXHIBITS	42
SIGNATURE PAGE	43

PART I – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

INVESTVIEW, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30	December 31,
	2025	2024
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$16,162,133	$22,467,710
Prepaid assets	1,005,470	497,620
Deposits, current	2,807,780	936,434
Receivables	2,527,802	2,534,727
Inventory	1,061,597	495,865
Income tax paid in advance	459,872	459,872
Total current assets	24,024,654	27,392,228

Fixed assets, net	1,554,468	1,868,441

Other assets:
Digital assets	2,860,812	1,127,891
Goodwill	873,701	873,701
Intangible assets, net	40,310	40,310
Operating lease right-of-use asset	133,659	211,996
Deposits	57,028	57,028
Total other assets	3,965,510	2,310,926

Total assets	$29,544,632	$31,571,595

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued liabilities	$5,138,563	$7,139,684
Payroll liabilities	255,371	271,606
Income tax payable	201,266	202,573
Deferred revenue	2,732,466	3,029,145
Derivative liability	605	758
Dividend liability	236,628	245,101
Operating lease liability, current	113,740	165,707
Related party debt, net of discounts, current	1,205,227	1,204,567
Debt, net of discounts, current	29,244	29,244
Total current liabilities	9,913,110	12,288,385

Operating lease liability, long term	19,934	46,433
Accrued liabilities, long term	49,840	45,532
Related party debt, net of discounts, long term	1,668,537	1,501,041
Debt, net of discounts, long term	485,295	490,619
Total long-term liabilities	2,223,606	2,083,625

Total liabilities	12,136,716	14,372,010

Commitments and contingencies	-	-

Stockholders’ equity (deficit):
Preferred stock, par value: $0.001; 50,000,000 shares authorized, 252,192 and 252,192 issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	252	252
Common stock, par value $0.001; 10,000,000,000 shares authorized; 1,859,231,786 and 1,859,231,786 shares issued and 1,856,271,569 and 1,859,231,786 outstanding as of June 30, 2025 and December 31, 2024, respectively	1,859,231	1,859,231
Additional paid in capital	103,334,192	102,560,320
Treasury stock, at cost, 2,960,217 and 0 shares as of June 30, 2025 and December 31, 2024, respectively	(44,642)	-
Accumulated other comprehensive income (loss)	(23,218)	(23,218)
Accumulated deficit	(87,726,763)	(87,205,070)
Accumulated noncontrolling interest	8,864	8,070
Total stockholders’ equity (deficit)	17,407,916	17,199,585

Total liabilities and stockholders’ equity (deficit)	$29,544,632	$31,571,595

The accompanying notes are an integral part of these condensed consolidated financial statements.

INVESTVIEW, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND OTHER COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

Revenue:
Membership revenue, net of refunds, incentives, credits, and chargebacks	$7,844,682	$12,027,904	$16,636,125	$25,057,222
Mining revenue	829,231	1,078,777	1,692,175	3,721,376
Health and wellness product sales	1,311,698	-	1,680,019	-
Other revenue	38,307	-	45,651	-
Total revenue, net	10,023,918	13,106,681	20,053,970	28,778,598

Operating costs and expenses:
Cost of sales and service	2,462,570	1,303,610	4,006,686	3,445,944
Commissions	4,176,102	6,442,844	9,252,605	13,718,054
Advertising, selling, and marketing	91,555	520,013	186,658	531,808
Salary and related	1,728,409	1,758,844	3,429,501	3,387,814
Professional fees	407,883	378,467	1,018,033	784,996
Loss (gain) on disposal of assets	(91,837)	180,223	(91,837)	180,223
General and administrative	1,266,330	2,067,598	2,682,498	4,404,253
Total operating costs and expenses	10,041,012	12,651,599	20,484,144	26,453,092

Net income (loss) from operations	(17,094)	455,082	(430,174)	2,325,506

Other income (expense):
Gain (loss) on fair value of derivative liability	2,248	3,326	153	3,400
Realized gain (loss) on digital assets	132,995	6,327	119,743	282,554
Unrealized gain (loss) on digital assets	399,442	-	179,258	-
Interest expense	(7,333)	(4,675)	(11,956)	(9,350)
Interest expense, related parties	(309,670)	(309,670)	(618,414)	(619,340)
Other income (expense)	228,690	651,524	512,815	989,159
Total other income (expense)	446,372	346,832	181,599	646,423

Income (loss) before income taxes	429,278	801,914	(248,575)	2,971,929
Income tax expense	(1,000)	(269,067)	(11,000)	(769,142)

Net income (loss)	428,278	532,847	(259,575)	2,202,787
Net income (loss) attributable to noncontrolling interest	2,781	-	794	-
Net income (loss) attributable to Investview, Inc.	425,497	532,847	(260,369)	2,202,787

Dividends on Preferred Stock	(204,835)	(204,835)	(409,670)	(409,670)

Net income (loss) applicable to common shareholders	$220,662	$328,012	$(670,039)	$1,793,117

Basic income (loss) per common share	$0.00	$0.00	$(0.00)	$0.00
Diluted income (loss) per common share	$0.00	$0.00	$(0.00)	$0.00

Basic weighted average number of common shares outstanding	1,858,586,010	1,860,981,786	1,858,282,123	1,957,014,007
Diluted weighted average number of common shares outstanding	2,895,014,581	2,897,410,357	1,858,282,123	2,993,442,578

The accompanying notes are an integral part of these condensed consolidated financial statements.

INVESTVIEW, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

THREE AND SIX MONTHS ENDED JUNE 30, 2025 AND 2024

(Unaudited)

								Accumulated
					Additional			Other
	Preferred stock		Common stock		Paid in	Treasury stock		Comprehensive	Accumulated	Noncontrolling
	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Income (Loss)	Deficit	Interest	Total

Balance, December 31, 2023	252,192	$252	2,333,356,496	$2,333,356	$104,056,807	-	$-	$(23,218)	$(87,576,899)	$-	$18,790,298
Common stock issued for services and other stock-based compensation	-	-	-	-	430,760	-	-	-	-	-	430,760
Common stock repurchased from former related parties and canceled	-	-	(472,374,710)	(472,374)	(3,098,772)	-	-	-	-	-	(3,571,146)
Dividends	-	-	-	-	-	-	-	-	(204,835)	-	(204,835)
Net income (loss)	-	-	-	-	-	-	-	-	1,669,940	-	1,669,940
Balance, March 31, 2024	252,192	252	1,860,981,786	1,860,982	101,388,795	-	-	(23,218)	(86,111,794)	-	17,115,017
Common stock issued for services and other stock-based compensation	-	-	-	-	440,915	-	-	-	-	-	440,915
Dividends	-	-	-	-	-	-	-	-	(204,835)	-	(204,835)
Net income (loss)	-	-	-	-	-	-	-	-	532,847	-	532,847
Balance, June 30, 2024	252,192	$252	1,860,981,786	$1,860,982	$101,829,710	$-	$-	$(23,218)	$(85,783,782)	$-	$17,883,944

Balance, December 31, 2024	252,192	$252	1,859,231,786	$1,859,231	$102,560,320	-	$-	$(23,218)	$(87,205,070)	$8,070	$17,199,585
Cumulative effect adjustment upon adoption of ASU 2023-08	-	-	-	-	-	-	-	-	148,346	-	148,346
Common stock issued for services and other stock-based compensation	-	-	-	-	387,634	-	-	-	-	-	387,634
Common stock repurchased and held as treasury stock	-	-	-	-	-	1,089,286	(24,006)	-	-	-	(24,006)
Dividends	-	-	-	-	-	-	-	-	(204,835)	-	(204,835)
Net income (loss)	-	-	-	-	-	-	-	-	(685,866)	(1,987)	(687,853)
Balance, March 31, 2025	252,192	252	1,859,231,786	1,859,231	102,947,954	1,089,286	(24,006)	(23,218)	(87,947,425)	6,083	16,818,871
Common stock issued for services and other stock-based compensation	-	-	-	-	386,238	-	-	-	-	-	386,238
Common stock repurchased and held as treasury stock	-	-	-	-	-	1,870,931	(20,636)	-	-	-	(20,636)
Dividends	-	-	-	-	-	-	-	-	(204,835)	-	(204,835)
Net income (loss)	-	-	-	-	-	-	-	-	425,497	2,781	428,278
Balance, June 30, 2025	252,192	$252	1,859,231,786	$1,859,231	$103,334,192	2,960,217	$(44,642)	$(23,218)	$(87,726,763)	$8,864	$17,407,916

The accompanying notes are an integral part of these condensed consolidated financial statements.

INVESTVIEW INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(259,575)	$2,202,787
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	424,644	2,301,620
Amortization of debt discount	167,496	168,421
Stock issued for services and other stock-based compensation	773,872	871,675
Lease cost, net of repayment	(129)	7,847
(Gain) loss on disposal of assets	(91,837)	180,223
(Gain) loss on fair value of derivative liability	(153)	(3,400)
Change in fair value of digital assets	(179,258)	-
Realized (gain) loss on digital assets	(119,743)	(282,554)
Digital assets collected for membership revenue	(643,731)	(740,147)
Revenue recognized from bitcoin mined	(1,692,175)	(3,721,376)
Operating expenses paid with digital assets	1,008,392	10,027,631
Changes in operating assets and liabilities:
Receivables	6,925	(87,287)
Inventory	(565,732)	-
Prepaid assets	(507,850)	306,545
Income tax paid in advance	-	(538,578)
Deposits	(1,871,346)	12,635
Accounts payable and accrued liabilities	(327,168)	491,418
Income tax payable	(1,307)	(697,375)
Deferred revenue	(296,679)	(684,564)
Accrued interest	9,298	9,349
Accrued interest, related parties	450,918	450,918
Net cash provided by (used in) operating activities	(3,715,138)	10,275,788

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of digital assets	(4,517,592)	(5,288,741)
Proceeds from sale of digital assets	4,601,110	344,491
Purchase of Treasury Stock	(44,642)	-
Cash paid for fixed assets	(141,898)	(6,356)
Net cash provided by (used in) investing activities	(103,022)	(4,950,606)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments for related party debt	(450,258)	(450,258)
Repayments for debt	(14,622)	(186,359)
Payments for shares repurchased from former related parties	(1,685,880)	(1,685,880)
Dividends paid	(336,657)	(336,027)
Net cash provided by (used in) financing activities	(2,487,417)	(2,658,524)

Net increase (decrease) in cash and cash equivalents	(6,305,577)	2,666,658
Cash and cash equivalents - beginning of period	22,467,710	21,142,630
Cash and cash equivalents - end of period	$16,162,133	$23,809,288

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$465,540	$232,440
Income taxes	$8,000	$1,795
Non-cash investing and financing activities:
Common stock repurchased for payables	$-	$3,571,146
Dividends declared	$409,670	$409,670
Dividends paid with digital assets	$81,486	$82,514
Debt extinguished in exchange for digital assets	$-	$77,538
Cumulative effect adjustment upon adoption of ASU 2023-08	$148,346	$-
Digital assets received from sale of fixed assets	$123,064	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

INVESTVIEW, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 30, 2025

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

On June 6, 2017, we entered into an Acquisition Agreement with Market Trend Strategies, LLC, a company whose members are also former members of our management. Under the Acquisition Agreement, we spun off our operations that existed prior to the merger with Wealth Generators and sold the intangible assets used in those pre-merger operations in exchange for Market Trend Strategies’ assumption of $419,139 in pre-merger liabilities.

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations (Regulation S-X) of the Securities and Exchange Commission (the “SEC”) and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the six months ended June 30, 2025, are not necessarily indicative of the operating results that may be expected for our year ending December 31, 2025, as will be included in the filing of our Annual Report on Form 10-K for the year ending December 31, 2025. These unaudited condensed consolidated financial statements should be read in conjunction with the December 31, 2024 consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2024.

INVESTVIEW, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 30, 2025

(Unaudited)

Principles of Consolidation

The consolidated financial statements include the accounts of Investview, Inc., and our wholly owned subsidiaries: iGenius, LLC, SAFETek, LLC, Investview Financial Group Holdings, LLC, Opencash Finance, Inc., Opencash Securities, LLC, Investview MTS, LLC, myLife Wellness Company, myLife Wellness LLC, Renu Laboratories LLC, and Goldman’s Pharmaceuticals LLC. The Company also owns 50% of ELRT Technologies, LLC, which has been included in the consolidated financial statements, and the Company has recorded a noncontrolling interest for the 50% interest that it does not own. All intercompany transactions and balances have been eliminated in consolidation.

Operating Segments

Operating segments are defined as components of an entity for which separate financial information is available that is regularly reviewed by the chief operating decision maker (“CODM”). The CODM is composed of several members of its executive management team, including the Chief Executive Officer, President and Chief Operating Officer, and the Chief Financial Officer. The CODM uses segment net income from operations to assess the performance of, manage the operations of, and allocate capital and operational resources to the Company’s three reportable operating segments.

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

Concentration of Credit Risk

Financial instruments that potentially expose us to concentration of credit risk include cash, accounts receivable, and advances. We place our cash and temporary cash investments with credit quality institutions. At times, such investments may be in excess of the Federal Deposit Insurance Corporation (“FDIC”) insurance limit of $250,000. As of June 30, 2025 and December 31, 2024, cash balances that exceeded FDIC limits were $13,051,902 and $10,837,830, respectively. We have not experienced significant losses relating to these concentrations in the past.

Cash Equivalents

For purposes of reporting cash flows, we consider all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. As of June 30, 2025, and December 31, 2024, we had no cash equivalents.

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

INVESTVIEW, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 30, 2025

(Unaudited)

Receivables were made up of the following as of each balance sheet date:

	June 30,	December 31,
	2025	2024
Due from merchant processors	$310,728	$318,921
Held in reserve by merchant processors for future returns and chargebacks [1]	1,871,345	1,872,035
Due from payout service providers	41,222	296,558
Accounts and other receivables	304,507	47,213
	2,527,802	2,534,727
Allowance for doubtful accounts	-	-
	$2,527,802	$2,534,727

[1]	We have had to pursue collection efforts through litigation against one of our credit card processors and its clearing bank, as we have been unable to timely collect such amounts due through our normal course credit collection practices. See “NOTE 11 - Commitments and Contingencies.”

Fixed Assets

Fixed assets are stated at cost and depreciated using the straight-line method over their estimated useful lives. When retired or otherwise disposed, the carrying value and accumulated depreciation of the fixed asset is removed from its respective accounts and the net difference less any amount realized from disposition is reflected in earnings. Expenditures for maintenance and repairs, which do not extend the useful lives of the related assets, are expensed as incurred.

Fixed assets were made up of the following at each balance sheet date:

	Estimated
	Useful
	Life	June 30,	December 31,
	(years)	2025	2024
Furniture, fixtures, and equipment	10	$4,790	$717
Computer equipment	3	35,455	28,571
Data processing equipment	3	8,136,851	11,824,560
Manufacturing equipment	3-25	1,292,641	1,161,701
		9,469,737	13,015,549
Accumulated depreciation		(7,915,269)	(11,147,108)
Net book value		$1,554,468	$1,868,441

Total depreciation expense for the six months ended June 30, 2025 and 2024, was $424,644 and $2,301,620, respectively. During the six months ended June 30, 2025, we sold assets with a total net book value of $31,227 for digital assets worth $123,064, therefore recognized a gain on disposal of assets of $91,837. During the six months ended June 30, 2024, we recognized a loss on disposal of assets with a net book value of $180,223.

Digital Assets

Digital assets are included in non-current assets on the Consolidated Balance Sheets due to the Company’s intent to retain and hold bitcoin. Proceeds from the sale of digital assets and the purchase of digital assets are included within investing activities in the accompanying Consolidated Statement of Cash Flows. Digital Assets awarded to the Company through its mining activities and collected for membership revenue are accounted for in connection with the Company’s revenue recognition policy. Following the adoption of Accounting Standards Update (“ASU”) 2023-08 effective January 1, 2025, the Company measures digital assets at fair value with changes recognized in other income (expense) in the Consolidated Statement of Operations. The Company tracks its cost basis of digital assets by-wallet in accordance with the first-in-first-out (“FIFO”) method of accounting. Refer to “NOTE 5 – DIGITAL ASSETS”, for further information regarding the Company’s impact of the adoption of ASU 2023-08, as defined below.

INVESTVIEW, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 30, 2025

(Unaudited)

Goodwill

Goodwill represents the excess of the purchase price over the fair value of the net assets acquired in a business combination. Goodwill is not subject to amortization, and instead, assessed for impairment annually at the end of each fiscal year, or more frequently when events or changes in circumstances indicate that it is more likely than not that the fair value of a reporting unit is less than its carrying amount in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 350 - Intangibles - Goodwill and Other.

The Company has the option to first assess qualitative factors to determine whether events or circumstances indicate it is more likely than not that the fair value of a reporting unit is greater than its carrying amount, in which case a quantitative impairment test is not required.

As provided for by ASU No. 2017-04, Simplifying the Test for Goodwill Impairment, the quantitative goodwill impairment test is performed by comparing the fair value of the reporting unit with its carrying amount, including goodwill. If the fair value of the reporting unit exceeds its carrying amount, goodwill is not impaired. An impairment loss is recognized for any excess of the carrying amount of the reporting unit over its fair value up to the amount of goodwill allocated to the reporting unit.

Intangible Assets

We account for our intangible assets in accordance with FASB ASC Subtopic 350-30, General Intangibles Other Than Goodwill (“ASC 350-30”), and ASC Subtopic 360-10-05, Accounting for the Impairment or Disposal of Long-Lived Assets (“ASC 360-10-05”). ASC 350-30 requires assets to be measured based on the fair value of the consideration given or the fair value of the assets (or net assets) acquired, whichever is more clearly evident and, thus, more reliably measurable. Under ASC 350-30 any intangible asset with a useful life is required to be amortized over that life and the useful life is to be evaluated every reporting period to determine whether events or circumstances warrant a revision to the remaining period of amortization. If the estimate of useful life is changed the remaining carrying amount of the intangible asset is amortized prospectively over the revised remaining useful life. Costs of internally developing, maintaining, or restoring intangible assets are recognized as an expense when incurred.

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

We evaluate the recoverability of long-lived assets based upon future net cash flows expected to result from the asset, including eventual disposition. Should impairment in value be indicated, the carrying value of intangible assets will be adjusted and an impairment loss is recorded equal to the difference between the asset’s carrying value and fair value or disposable value. During the six months ended June 30, 2025 and 2024, no impairment was recorded.

INVESTVIEW, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 30, 2025

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

Our financial instruments consist of cash, accounts receivable and accounts payable, and debt. We have determined that the book value of our outstanding financial instruments as of June 30, 2025, and December 31, 2024, approximates the fair value due to their short-term nature or interest rates that approximate prevailing market rates.

Items recorded or measured at fair value on a recurring basis in the accompanying consolidated financial statements consisted of the following items as of June 30, 2025:

	Level 1	Level 2	Level 3	Total
Digital assets (see NOTE 5)	$2,860,812	$-	$-	$2,860,812
Total Assets	$2,860,812	$-	$-	$2,860,812

Derivative liability	$-	$-	$605	$605
Total Liabilities	$-	$-	$605	$605

Items recorded or measured at fair value on a recurring basis in the accompanying consolidated financial statements consisted of the following items as of December 31, 2024:

	Level 1	Level 2	Level 3	Total
Total Assets	$-	$-	$-	$-

Derivative liability	$-	$-	$758	$758
Total Liabilities	$-	$-	$758	$758

INVESTVIEW, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 30, 2025

(Unaudited)

Revenue Recognition

Membership Revenue

Most of our revenue is generated by membership sales and payment is received at the time of purchase. We recognize membership revenue in accordance with ASC Subtopic 606-10, Revenue from Contracts with Customers (“ASC 606-10”), where revenue is measured based on a consideration specified in a contract with a customer and recognized when we satisfy the performance obligation specified in each contract. Our performance obligation is to provide our tools, products, and content over a fixed membership period; therefore, we recognize revenue ratably over the membership period and deferred revenue is recorded for the portion of the membership period subsequent to each reporting date. Additionally, we offer a designated trial period to first-time membership customers, during which a full refund can be requested if a customer does not wish to continue with the membership. Revenues are deferred during the trial period as collection is not probable until that time has passed. Revenues are presented net of refunds, sales incentives, credits, and known and estimated credit card chargebacks. As of June 30, 2025, and December 31, 2024, our deferred revenues for membership revenue were $1,480,598 and $1,905,734, respectively.

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

Health and Wellness Product Sales and Other Revenue

Through our wholly owned subsidiary, Renu Laboratories LLC, we generate revenue by manufacturing and selling health, beauty and wellness products. We recognize health and wellness product sales revenue in accordance with ASC 606-10. The Company’s performance obligation is complete when control of the promised goods is transferred to a customer, at which time the Company recognizes revenue in an amount that reflects the consideration the Company expects to receive in exchange for those goods. The Company terms for the sale are based on free on board (FOB) shipping point, where the control passes to the customer once the product leaves our warehouse. The Company determines collectability by requiring certain customers to pay before control is transferred and by performing ongoing credit evaluations and monitoring customer accounts receivable balances. As of June 30, 2025, and December 31, 2024, deposits collected from customers for orders to be filled at a future date were $1,069,187 and $1,014,164, respectively, which are recorded as deferred revenue in the Consolidated Balance Sheets.

Shipping and direct costs charged to customers, along with fees collected from customers for storing their products in our warehouse facility located in Warminster, Pennsylvania are included in revenue as Other Revenue. Shipping and direct costs incurred by the Company are included in Cost of Sales and Service.

INVESTVIEW, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 30, 2025

(Unaudited)

Revenue generated for the three months ended June 30, 2025, was as follows:

	Membership revenue	Mining revenue	Health and wellness product sales	Other Revenue	Total
Gross billings/receipts	$8,199,283	$829,231	$1,311,747	$38,307	$10,378,568
Refunds, incentives, credits, and chargebacks	(354,601)	-	(49)	-	(354,650)
Net revenue	$7,844,682	$829,231	$1,311,698	$38,307	$10,023,918

Foreign revenues for the three months ended June 30, 2025, were approximately $6.7 million while domestic revenue for the three months ended June 30, 2025 was approximately $3.3 million.

Revenue generated for the three months ended June 30, 2024, was as follows:

	Membership Revenue	Mining Revenue	Total
Gross billings/receipts	$12,706,234	$1,078,777	$13,785,011
Refunds, incentives, credits, and chargebacks	(678,330)	-	(678,330)
Net revenue	$12,027,904	$1,078,777	$13,106,681

Foreign revenues for the three months ended June 30, 2024, were approximately $11.1 million while domestic revenue for the three months ended June 30, 2024 was approximately $2.0 million.

Revenue generated for the six months ended June 30, 2025, was as follows:

	Membership revenue	Mining revenue	Health and wellness product sales	Other Revenue	Total
Gross billings/receipts	$17,639,140	$1,692,175	$1,680,190	$45,651	$21,057,156
Refunds, incentives, credits, and chargebacks	(1,003,015)	-	(171)	-	(1,003,186)
Net revenue	$16,636,125	$1,692,175	$1,680,019	$45,651	$20,053,970

Foreign revenues for the six months ended June 30, 2025, were approximately $14.4 million while domestic revenue for the six months ended June 30, 2025 was approximately $5.7 million.

INVESTVIEW, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 30, 2025

(Unaudited)

Revenue generated for the six months ended June 30, 2024, was as follows:

	Membership Revenue	Mining Revenue	Total
Gross billings/receipts	$26,557,528	$3,721,376	$30,278,904
Refunds, incentives, credits, and chargebacks	(1,500,306)	-	(1,500,306)
Net revenue	$25,057,222	$3,721,376	$28,778,598

Foreign revenues for the six months ended June 30, 2024, were approximately $22.9 million while domestic revenue for the six months ended June 30, 2024 was approximately $5.9 million.

Advertising, Selling and Marketing Costs

We expense advertising, selling, and marketing costs as incurred. Advertising, selling, and marketing costs include costs of promoting our product worldwide, including promotional events. Advertising, selling, and marketing expenses for the six months ended June 30, 2025, and 2024, totaled $186,658 and $531,808, respectively.

Cost of Sales and Service

Included in our costs of sales and services is amounts paid to our trading and market experts that provide financial education content and tools to our membership customers, hosting and electricity fees that we pay to vendors to set up our mining equipment at third-party sites in order to generate mining revenue, and the raw material and manufacturing costs of our health and wellness product sales. Costs of sales and services for the six months ended June 30, 2025 and 2024, totaled $4,006,686 and $3,445,944, respectively.

Inventory

Inventory consists of raw materials, work in progress, and finished goods to be sold as part of our health and wellness product sales. Inventory is valued at the lower of cost or net realizable value using the first-in, first-out (FIFO) method and is inclusive of any shipping and tax costs.

Inventory was made up of the following at each balance sheet date:

	June 30,	December 31,
	2025	2024
Finished goods	$37,549	$27,802
Work in process	138,158	312
Raw materials	885,890	467,751
Inventory	$1,061,597	$495,865

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

INVESTVIEW, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 30, 2025

(Unaudited)

The following table illustrates the computation of diluted earnings per share for the three months ended June 30, 2025 and 2024.

	June 30, 2025	June 30, 2024
Net income	$428,278	532,847
Less: net income attributable to noncontrolling interest	(2,781)	-
Less: preferred dividends	(204,835)	(204,835)
Add: interest expense on convertible debt	225,129	225,129
Net income available to common shareholders (numerator)	$445,791	553,141

Basic weighted average number of common shares outstanding	1,858,586,010	1,860,981,786
Dilutive impact of convertible notes	471,428,571	471,428,571
Dilutive impact of non-voting membership interest	565,000,000	565,000,000
Diluted weighted average number of common shares outstanding (denominator)	2,895,014,581	2,897,410,357

Diluted income per common share	$0.00	0.00

The following table presents potentially dilutive securities that were not included in the computation of diluted net income per share as their inclusion would be anti-dilutive.

	June 30, 2025	June 30, 2024
Weighted average options to purchase common stock	351,416,665	361,416,665
Weighted average warrants to purchase common stock	1,158,997	1,178,090

Due to the net loss for the six months ended June 30, 2025, basic and diluted income per share were the same, as all securities had an anti-dilutive effect.

The following table illustrates the computation of diluted earnings per share for the six months ended June 30, 2024.

June 30, 2024
Net income	$2,202,787
Less: preferred dividends	(409,670)
Add: interest expense on convertible debt	450,258
Net income available to common shareholders (numerator)	$2,243,375

Basic weighted average number of common shares outstanding	1,957,014,007
Dilutive impact of convertible notes	471,428,571
Dilutive impact of non-voting membership interest	565,000,000
Diluted weighted average number of common shares outstanding (denominator)	2,993,442,578

Diluted income per common share	$0.00

The following table presents potentially dilutive securities that were not included in the computation of diluted net income per share as their inclusion would be anti-dilutive.

	June 30, 2025	June 30, 2024
Weighted average options to purchase common stock	351,416,665	361,015,566
Weighted average warrants to purchase common stock	1,168,491	1,178,090
Common stock issuable upon conversion of notes	471,428,571	N/A
Common stock issuable upon conversion of non-voting membership interest	565,000,000	N/A

INVESTVIEW, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 30, 2025

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

Operating lease right-of-use assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. For leases in which the rate implicit in the lease is not readily determinable, we use our incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. We have elected to not apply the recognition requirements of ASC Topic 842, Leases, to short-term leases (leases with terms of twelve months or less). Lease terms include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. Lease expense for operating lease arrangements is recognized on a straight-line basis over the lease term. We have elected the practical expedient and will not separate non-lease components from lease components and will instead account for each separate lease component and non-lease component associated with the lease components as a single lease component.

NOTE 3 – RECENT ACCOUNTING PRONOUNCEMENTS

In December 2023, the FASB issued ASU No. 2023-08, Intangibles—Goodwill and Other—Crypto Assets (Subtopic 350-60): Accounting for and Disclosure of Crypto Assets (“ASU 2023-08”). The amendments in ASU 2023-08 are intended to improve the accounting for certain crypto assets by requiring an entity to measure those crypto assets at fair value each reporting period with changes in fair value recognized in net income. The amendments also improve the information provided to investors about an entity’s crypto asset holdings by requiring disclosure about significant holdings, contractual sale restrictions, and changes during the reporting period. The amendments are effective for all entities for fiscal years beginning after December 15, 2024, including interim periods within those fiscal years. The Company adopted ASU 2023-08 for the year ended December 31, 2025, effective as of January 1, 2025, which had a material impact on the financial statements.

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”). ASU 2023-09 expands existing income tax disclosures for rate reconciliations by requiring disclosure of certain specific categories and additional reconciling items that meet quantitative thresholds and expands disclosures for income taxes paid by requiring disaggregation by certain jurisdictions. ASU 2023-09 is effective for annual periods beginning after December 15, 2024; early adoption is permitted. The Company adopted ASU 2023-09 for the year ended December 31, 2025. The amendments only impact disclosures and are not expected to have an impact on the Company’s financial condition and results of operations.

In December 2024, the FASB issued ASU No. 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40) (“ASU 2024-03”). ASU 2024-03 requires, in the notes to the financial statements, disclosures of specified information about certain costs and expenses specified in the updated guidance. ASU 2024-03 is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted. The Company did not elect early adoption and is evaluating the impact the updated guidance will have on its disclosures in 2026.

We have noted no other recently issued accounting pronouncements that we have not yet adopted that we believe are applicable or would have a material impact on our financial statements.

INVESTVIEW, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 30, 2025

(Unaudited)

NOTE 4 – LIQUIDITY

Our financial statements are prepared using generally accepted accounting principles applicable to a going concern that contemplates the realization of assets and liquidation of liabilities in the normal course of business.

During the six months ended June 30, 2025, we met our short-and long-term working capital and capital expenditure requirements. At June 30, 2025, we had a total of $16.2 million in cash and cash equivalents, which we believe is sufficient to meet our debt service, preferred stock dividend payments and all other obligations in a timely manner and be able to meet our objectives.

NOTE 5 – DIGITAL ASSETS

Adoption of ASU No. 2023-08, Accounting for and Disclosure of Digital Assets

Effective January 1, 2025, the Company adopted ASU 2023-08, which requires entities to measure crypto assets at fair value with changes recognized in the Statement of Operations each reporting period. The Company’s digital assets are within the scope of ASU 2023-08, and the transition guidance requires a cumulative-effect adjustment as of the beginning of the current fiscal year for any difference between the carrying amount of the Company’s digital assets and fair value. As a result of the Company’s early adoption of ASU 2023-08, the Company recorded a $148,346 increase to digital assets and a $148,346 decrease to accumulated deficit on the Balance Sheets as of the beginning of the fiscal year ended December 31, 2025.

The following table presents the Company’s Digital Asset holdings as of June 30, 2025:

	Quantity	Cost Basis	Fair Value
Bitcoin	25.97	$2,602,813	$2,782,071
USDC	78,741.00	78,741	78,741
Total digital assets held as of June 30, 2025		$2,681,554	$2,860,812

The following table presents a roll-forward of total digital assets for the six months ended June 30, 2025, based on the fair value model under ASU 2023-08:

Fair Value
Balance as of December 31, 2024	$1,127,891
Cumulative effect adjustment upon adoption of ASU 2023-08	148,346
Revenue recognized from Bitcoin mined (17.33 Bitcoin)	1,692,175
Digital assets collected from membership revenue	643,731
Digital assets received from sale of fixed assets	123,064
Purchase of digital assets	4,517,592
Proceeds from sale of digital assets	(4,601,110)
Operating expenses paid with digital assets	(1,008,392)
Dividends paid via digital assets	(81,486)
Realized gain (loss) on digital assets	119,743
Change in fair value of digital assets	179,258
Balance as of June 30, 2025	$2,860,812

INVESTVIEW, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 30, 2025

(Unaudited)

Prior to Adoption of ASU No. 2023-08, Accounting for and Disclosure of Digital Assets

Digital assets

Prior to the adoption of ASU 2023-08, digital assets were accounted for as indefinite-lived intangible assets and were initially measured in accordance with ASC Topic 350 - Intangible-Goodwill and Other (“ASC 350”). Digital assets were not amortized, but were assessed for impairment annually, or more frequently, when events or changes in circumstances occur, indicating that it is more likely than not that the indefinite-lived intangible asset is impaired. Whenever the exchange-traded price of digital assets declined below its carrying value, the Company was required to determine if an impairment existed and to record an impairment equal to the amount by which the carrying value exceeded the fair value.

The following table presents a roll-forward of digital assets for the six months ended June 30, 2024, based on the cost-impairment model under ASC 350:

Cost Basis
Balance as of December 31, 2023	$585,632
Revenue recognized from Bitcoin mined (66.04 Bitcoin)	3,721,376
Digital assets collected from membership revenue	740,147
Purchase of digital assets	5,288,741
Proceeds from sale of digital assets	(344,491)
Operating expenses paid with digital assets	(10,027,631)
Dividends paid via digital assets	(82,514)
Debt extinguished in exchange for digital assets	(77,538)
Realized gain (loss) on sale of digital assets	282,554
Balance as of June 30, 2024	$86,276

NOTE 6 – RELATED-PARTY TRANSACTIONS

Related Party Debt

Our related-party payables consisted of the following:

	June 30, 2025	December 31, 2024
Convertible Promissory Note entered into on 4/27/20, net of debt discount of $627,575 as of June 30, 2025 [1]	$672,425	$607,995
Convertible Promissory Note entered into on 5/27/20, net of debt discount of $340,721 as of June 30, 2025 [2]	359,279	324,304
Convertible Promissory Note entered into on 11/9/20, net of debt discount of $663,167 as of June 30, 2025 [3]	636,833	568,742
Working Capital Promissory Note entered into on 3/22/21 [4]	1,205,227	1,204,567
Total related-party debt	2,873,764	2,705,608
Less: Current portion	(1,205,227)	(1,204,567)
Related-party debt, long term	$1,668,537	$1,501,041

[1]	On April 27, 2020, we received proceeds of $1,300,000 from DBR Capital, LLC (“DBR Capital”), an entity controlled by a member of our Board of Directors and entered into a convertible promissory note. The note is secured by collateral of the Company and its subsidiaries. The note bears interest at 20% per annum, payable monthly, and the principal is due and payable on April 27, 2030. Per the original terms of the agreement, the note was convertible into common stock at a conversion price of $0.01257 per share, which was amended on November 9, 2020, to reduce the conversion price to $0.007 per share. At inception we recorded a beneficial conversion feature and debt discount of $1,300,000. During the six months ended June 30, 2025, we recognized $64,430 of the debt discount into interest expense, and expensed an additional $130,008 of interest expense on the note, all of which was repaid during the period.

INVESTVIEW, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 30, 2025

(Unaudited)

[2]	On May 27, 2020, we received proceeds of $700,000 from DBR Capital, LLC, an entity controlled by a member of our Board of Directors and entered into a convertible promissory note. The note is secured by collateral of the Company and its subsidiaries. The note bears interest at 20% per annum, payable monthly, and the principal is due and payable on April 27, 2030. Per the original terms of the agreement, the note was convertible into common stock at a conversion price of $0.01257 per share, which was amended on November 9, 2020, to reduce the conversion price to $0.007 per share. At inception we recorded a beneficial conversion feature and debt discount of $700,000. During the six months ended June 30, 2025, we recognized $34,975 of the debt discount into interest expense and expensed an additional $70,002 of interest expense on the note, all of which was repaid during the period.

[3]	On November 9, 2020, we received proceeds of $1,300,000 from DBR Capital, LLC, an entity controlled by a member of our Board of Directors and entered into a convertible promissory note. The note is secured by collateral of the Company and its subsidiaries. The note bears interest at 38.5% per annum, made up of a 25% interest rate per annum and a facility fee of 13.5% per annum, payable monthly beginning February 1, 2021, and the principal is due and payable on April 27, 2030. Per the terms of the agreement, the note is convertible into common stock at a conversion price of $0.007 per share. At inception we recorded a beneficial conversion feature and debt discount of $1,300,000. During the six months ended June 30, 2025, we recognized $68,091 of the debt discount into interest expense and expensed an additional $250,248 of interest expense on the note, all of which was repaid during the period.

[4]	On March 22, 2021, we entered into Securities Purchase Agreements to purchase 100% of the operating assets of SSA Technologies LLC (“SSA”), an entity that owns and operates a FINRA-registered broker-dealer. SSA is controlled and partially owned by Joseph Cammarata, our former Chief Executive Officer. (See NOTE 11). Commencing upon execution of the agreements and through the closing of the transactions, we agreed to provide certain transition service arrangements to SSA. In connection with the transactions, we entered into a Working Capital Promissory Note with SSA under which SSA was to have advanced to us up to $1,500,000 before the end of 2021; however, SSA only provided advances of $1,200,000, to date. The note bears interest at the rate of 0.11% per annum. The note was due and payable by January 31, 2022; however, has not yet been repaid as we consider our legal options in light of SSA’s failure to complete its funding obligations, and the other damages we sustained as a result of the actions of Mr. Cammarata. During the six months ended June 30, 2025, we recorded interest expense of $660 on the note. The note was to have been secured by the pledge of 12,000,000 shares of our common stock; however, it remains unsecured as the pledge of shares was not implemented at the closing of the loan.

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

On February 28, 2025, we and DBR Capital, entered into a Fifth Amendment to the now Amended and Restated Securities Purchase Agreement that extends the deadlines for the fourth and fifth closings under that Agreement from December 31, 2024, to August 31, 2025, and December 31, 2026, respectively. The fourth and fifth closings remain at the sole discretion of DBR Capital, and we cannot provide any assurance that they will occur when contemplated or ever.

Other Related Party Arrangements

On September 29, 2023, we closed on the purchase in a private transaction of shares of our common stock under the terms of a Stock Purchase and Release Agreement dated September 18, 2023 (the “Romano/Raynor Agreement”). Under the Romano/Raynor Agreement, the Company purchased for surrender in a series of private transactions, an aggregate of 302,919,223 shares of the Company’s common stock (the “Romano/Raynor Purchased Shares”) from sellers consisting of Mario Romano, Annette Raynor, and a series of their family members and related entities (collectively, the “Sellers”). The Romano/Raynor Purchased Shares were purchased for aggregate consideration of $2,922,380, representing a price of $0.00964739 per share. One-eighth of the purchase price was paid within seven (7) days of the closing, with the balance payable in a series of equal quarterly payments over seven (7) consecutive quarters thereafter. As of June 30, 2025, we owed $396,548 under the Romano/Raynor Agreement of which $396,548 is included in Accounts payable and accrued liabilities.

INVESTVIEW, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 30, 2025

(Unaudited)

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

On February 7, 2024, we closed on the purchase in a private transaction of shares of our common stock under the terms of a Stock Purchase and Release Agreement dated February 6, 2024 (the “Smith/Miller Agreement”). Under the Smith/Miller Agreement, the Company purchased for surrender and cancellation a total of 472,374,710 shares of the Company’s common stock (the “Smith/Miller Purchased Shares”) from Ryan Smith and Chad Miller and certain of their respective affiliates and family members. The Smith/Miller Purchased Shares were purchased for aggregate purchase price of $3,571,146, representing a price of $0.007559985 per share. One-eighth of the purchase price was paid within seven (7) days of the closing, with the balance payable in a series of equal quarterly payments over seven (7) consecutive quarters thereafter. As of June 30, 2025, we owed $892,787 under the Smith/Miller Agreement of which $892,787 is included in Accounts payable and accrued liabilities.

The consideration paid for the Purchased Shares of $3,571,146 was allocated to the share purchase (see NOTE 10).

NOTE 7 – DEBT

Our debt consisted of the following:

	June 30, 2025	December 31, 2024
Loan with the U.S. Small Business Administration dated 4/19/20 [1]	$514,539	$519,863
Total debt	514,539	519,863
Less: current portion	29,244	29,244
Debt, long term portion	$485,295	$490,619

[1]	In April 2020 we received proceeds of $500,000 from a loan entered into with the U.S. Small Business Administration. Under the terms of the loan interest is to accrue at a rate of 3.75% per annum and installment payments of $2,437 monthly will begin twelve months from the date of the loan, with all interest and principal due and payable thirty years from the date of the loan. During the six months ended June 30, 2025, we recorded $9,298 worth of interest on the loan. During the six months ended June 30, 2025, we made repayments on the loan of $14,622.

In November of 2020, we entered into notes with third parties for $19,089,500 in exchange for the cancellation of APEX leases previously entered into, which resulted in our purchase of all rights and obligations under the leases. We agreed to settle a portion of the debt during the year ended March 31, 2021, at a discount to the original note terms offered, by making lump sum payments, issuing 48,000,000 shares of our common stock, issuing 49,418 shares of our preferred stock, and issuing digital assets. The remaining notes were due December 31, 2024, and had a fixed monthly payment that is equal to 75% of the face value of the note, divided by 48 months. The monthly payments began the last day of January 2021 and continued until December 31, 2024, when the last monthly payment was made, along with a balloon payment equal to 25% of the face value of the note, to extinguish the debt. During the fourth quarter ended December 31, 2023, we offered all note holders an early payoff option. During the six months ended June 31, 2024, we repaid a portion of the debt with cash payments of $171,737 and issuances of digital assets then valued at $77,538. As of December 31, 2024, the debt was paid in full.

INVESTVIEW, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 30, 2025

(Unaudited)

NOTE 8 – DERIVATIVE LIABILITY

During the six months ended June 30, 2025, we had the following activity in our derivative liability account relating to our warrants:

Derivative liability at December 31, 2024	$758
Derivative liability recorded on new instruments	-
Derivative liability reduced by warrant exercise	-
(Gain) loss on fair value	(153)
Derivative liability at June 30, 2025	$605

We use the binomial option pricing model to estimate fair value for those instruments at inception, at warrant exercise, and at each reporting date. During the six months ended June 30, 2025, the assumptions used in our binomial option pricing model were in the following range:

Risk free interest rate	3.96% - 4.45%
Expected life in years	0.08 - 1.00
Expected volatility	102% - 148%

NOTE 9 – OPERATING LEASE

In July 2021, we entered an operating lease for office space in Wyckoff, New Jersey (the “Wyckoff Lease”), and in September 2021 we assumed an operating lease for office space in Haverford, Pennsylvania (the “Haverford Lease”) in connection with the acquisition of all of the operating assets of MPower Trading Systems, LLC (“MPower”). This facility now serves as the headquarters of the company. In November 2024, we entered an operating lease for office, warehouse, and manufacturing space in Warminster, Pennsylvania (“the “Warminster Lease”) and in December 2024, we entered an operating lease for warehouse space in Ivyland, Pennsylvania (the “Ivyland Lease”). The Warminster Lease and the Ivyland Lease were entered for use by our newly formed subsidiary Renu Laboratories LLC.

At commencement of the Wyckoff Lease, right-of-use assets obtained in exchange for new operating lease liabilities amounted to $22,034. The original 24.5-month term of the Wyckoff Lease was extended twice through July 2027 with an option for the Company to terminate with 60 days’ written notice beginning June 1, 2026. The earliest termination date is July 31, 2026. At the first extension of the Wyckoff Lease, right-of-use assets obtained in exchange for new operating lease liabilities amounted to $23,520.

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

Operating lease expense was $88,248 for the six months ended June 30, 2025. Operating cash flows used for the operating leases during the six months ended June 30, 2025, were $88,377. As of June 30, 2025, the weighted average remaining lease term was 1.10 years, and the weighted average discount rate was 12%.

INVESTVIEW, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 30, 2025

(Unaudited)

Future minimum lease payments under non-cancellable leases as of June 30, 2025, were as follows:

Remainder of 2025	$82,776
2026	61,057
Total	143,833
Less: Interest	(10,159)
Present value of lease liability	133,674
Operating lease liability, current [1]	(113,740)
Operating lease liability, long term	$19,934

[1]	Represents lease payments to be made in the next 12 months.

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

During the year ended March 31, 2021, we commenced an offering to sell a total of 2,000,000 units at $25 per unit (“the Unit Offering”), with each unit consisting of: (i) one share of our newly authorized Series B Preferred Stock and (ii) five warrants each exercisable to purchase one share of common stock at an exercise price of $0.10 per warrant share. Each warrant offered is immediately exercisable on the date of issuance, will expire 5 years from the date of issuance, and its value has been classified as a fair value liability due to the terms of the instrument (see NOTE 8). The Unit Offering was completed on or about August 17, 2021, having resulted in the public offer and sale of 252,192 Units.

As of June 30, 2025, and December 31, 2024, we had 252,192 shares of preferred stock issued and outstanding.

Preferred Stock Dividends

During the six months ended June 30, 2025, we declared $409,670 of cumulative cash dividends due to the holders of our Series B Preferred Stock. We made payments of $336,657 in cash and issued $81,486 worth of digital assets to reduce the amounts owing. As of June 30, 2025, and December 31, 2024, the dividend liability on our balance sheets was $236,628 and $245,101, respectively.

During the six months ended June 30, 2024, we declared $409,670 for cumulative cash dividends due to the shareholders of our Series B Preferred Stock. We made payments of $336,027 in cash and issued $82,514 worth of digital assets to reduce the amounts owing.

Common Stock Transactions

On March 6, 2025, the Board of Directors authorized a stock repurchase program that will allow the Company to repurchase up to $1,000,000 in aggregate value of shares of the Company’s common stock, through March 6, 2026. During the six months ended June 30, 2025, 2,960,217 shares have been repurchased for $44,642. These shares are being held by the Company in Treasury.

INVESTVIEW, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 30, 2025

(Unaudited)

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

As of June 30, 2025 and December 31, 2024, we had 1,859,231,786 and 1,859,231,786 shares of common stock issued and 1,856,271,569 and 1,859,231,786 shares of common stock outstanding, respectively.

Options

The 2022 Incentive Plan authorizes a variety of incentive awards consisting of stock options, restricted stock, restricted stock units, and reserves for issuance up to 600,000,000 shares of the Company’s common stock.

Transactions involving our options are summarized as follows:

Weighted
Average
		Weighted	Grant-Date
	Number of	Average	Per Share
	Options	Exercise Price	Fair Value
Options outstanding at December 31, 2024	351,416,665	$0.05	$0.03
Granted	-	$-	$-
Canceled/Expired	-	$-	$-
Exercised	-	$-	$-
Options outstanding at June 30, 2025	351,416,665	$0.05	$0.03

Details of our options outstanding as of June 30, 2025, are as follows:

Options Exercisable	Weighted Average Exercise Price of Options Exercisable	Weighted Average Contractual Life of Options Exercisable (Years)	Weighted Average Contractual Life of Options Outstanding (Years)
234,741,665	0.05	3.99	4.13

Total stock compensation expense related to the options for the six months ended June 30, 2025, and 2024, was $773,872 and $854,657, respectively. As of June 30, 2025, there was approximately $2.5 million of unrecognized compensation cost related to the Options, which is expected to be recognized over a remaining weighted-average vesting period of approximately 1.3 years.

Warrants

Transactions involving our warrants are summarized as follows:

		Weighted
	Number of	Average
	Shares	Exercise Price
Warrants outstanding at December 31, 2024	1,178,090	$0.10
Granted	-	$-
Canceled/Expired	(77,345)	$0.10
Exercised	-	$-
Warrants outstanding at June 30, 2025	1,100,745	$0.10

INVESTVIEW, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 30, 2025

(Unaudited)

Details of our warrants outstanding as of June 30, 2025, are as follows:

Warrants Exercisable	Weighted Average Contractual Life of Warrants Outstanding and Exercisable (Years)
1,100,745	0.69

Class B Units of Investview Financial Group Holdings, LLC

As of June 30, 2025, and December 31, 2024, there were 565,000,000 Units of Class B Investview Financial Group Holdings, LLC issued and outstanding. These units were issued as consideration for the 2021 purchase of operating assets and intellectual property rights of MPower, a company controlled and partially owned by David B. Rothrock and James R. Bell, two of our board members. The Class B Redeemable Units have no voting rights but can be exchanged at any time within 5 years from the date of issuance, for 565,000,000 shares of our common stock on a one-for-one basis and are subject to significant restrictions upon resale through 2025 under the terms of a lock up agreement entered into as part of the purchase agreement. In order to properly account for the purchase transaction on the Company’s financial statements, we were required by applicable financial reporting standards to value the Class B Units issued to MPower in the transaction as of the closing date of the MPower sale transaction (September 3, 2021). For these accounting purposes, we concluded that the “fair value” of the consideration for financial accounting purposes, at the if-converted market value of the underlying common shares was $58.9 million, based on the closing market price of $0.1532 on the closing date of September 3, 2021, as discounted from $86.6 million by 32% (or $27.7 million) to reflect the significant lock up period. The “fair value” valuation of the Class B Units, however, was completed relying on a certain set of methodologies that are accepted for accounting purposes and is not necessarily indicative of the “fair market value” that may be implied relative to such Units in a commercial transaction not governed by financial reporting standards. In particular, the methodology used to value the Class B Units at their “fair value” did not take into account any blockage discounts that may otherwise apply after the expiration of the lock-up period in 2025; while other valuation methodologies, not bound by financial reporting codifications, would possibly determine that the blockage discount associated with the resale of 565 million shares after the expiration of the lock-up period, into a marketplace that has limited market liquidity, could possibly have a material downward influence on the valuation.

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

AS OF JUNE 30, 2025

(Unaudited)

Exposure to potential claims arising from third-party financial protection plan

Historically, through our wholly-owned subsidiaries Apex Tek, LLC (“Apex”) and SAFETek, LLC, we sold high powered data processing equipment, known as the Apex package, to our customers which was then leased back to us for use in our crypto mining operations. We discontinued sales of the Apex package in June 2020, principally when COVID-19 created certain supply chain-related limitations on that business. Confronted with these limitations in the business, we offered the holders of our Apex leases the opportunity to cancel their leases, in exchange for which, we repurchased substantially all of the data processing equipment (subject to these leases) for approximately $19 million of promissory notes due on or about December 31, 2024 (which amount reflects the principal amount invested by all of such lease holders, plus a 25% premium). During the fourth quarter ended December 31, 2023, we further offered all note holders an early payoff option. By December 31, 2024, we had repaid or settled the approximately $19 million of promissory notes.

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

Separately, iGenius members who purchased ndau digital currency through an Oneiro, N.A. Inc. (“Oneiro”) sponsored ndau distribution program, were also given the opportunity to participate in a TPP Program similar to the program offered to our Apex customers; which in this case was intended to provide customers who purchased ndau with a financial protection program under which such customers, provided they complied with certain TPP required claims procedures, could elect to collect a cash payout in either a five- or ten-year interval after their initial purchase. Participation in this program was also in reliance on sales and marketing materials by which TPP represented that they were a purported affiliate of a well-known global insurance brokerage firm that had sufficient capital resources, reserves and liquidity to support any pay-outs needed to satisfy their obligations under the TPP Program. Prior to terminating the distribution of ndau in August 2023, we distributed over $16.6 million in ndau to our members purportedly supported by the TPP Program. As in the same case as had been done with respect to the Apex customers, TPP was paid substantial premiums for the program, and those premiums were included in the purchase price for the ndau program, at no additional cost to the customer.

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

We cannot ensure that TPP will comply with its contractual commitments to our customers, in which case these customers may not be able to realize the cash payouts promised by TPP, despite the substantial payments made to TPP to secure the benefits of the TPP Program. As the direct responsibility for compliance with the TPP Program resides with TPP; particularly as the program was underwritten, managed and administered by TPP as an independent third-party vendor (and with respect to ndau, the underlying ndau was developed and marketed by an additional third-party vendor), and in recognition of the customers’ acceptance of their participation in the program, we do not believe that we have any legal responsibility to cover any potential claims of customers who participated in the TPP Program. There is, however, the risk that any failure of TPP to fulfill its obligations to our customers could expose us to commercial claims of dissatisfied customers, regardless of the legal foundation associated therewith. The possible assertion of those claims could have an adverse effect on our business, financial condition, and operating results.

To respond to our concerns relative to the ability of TPP to satisfy its contractual commitments, and in an effort to advance the interests of our customers, on March 28, 2025, we commenced an action against TPP , UIU Holdings LLC, Jason R. Anderson, Jacob S. Anderson, and Schad E. Brannon (collectively, the “Defendants”), in the Court of Chancery of the State of Delaware captioned Investview et al., v. UIU Holdings, LLC et al., seeking to, among other things, compel the Defendants to fulfill the commitments that were made to the Company’s customers under the TPP Program. At present, we are in the process of responding to certain procedural challenges that have been raised by the Defendants in response to the Complaint. To date, the court process has not yet addressed the substance of our claim. Due to the uncertainties and procedural delays associated with matters of litigation, and in recognition of the early-stage of the proceedings, we cannot assure that the outcome of the legal proceedings will be consistent with our objectives.

INVESTVIEW, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 30, 2025

(Unaudited)

We have instituted a legal proceeding instituted to collect significant balance owed by credit card processor and clearing bank

Our financial statements as of June 30, 2025 reflect a receivables balance of $2.53 million. Of that balance, $2.18 million represents receivables that arise out of credit card transactions generated by our iGenius subsidiary. The credit card transactions that arise out of the ordinary course operations of our iGenius subsidiary are handled by credit card processors, in conjunction with their clearing banks. Over time, the balance of credit card collections being held by one of our credit card processors and its clearing bank, which are legally supposed to be held for our benefit , subject to coverage for chargebacks and other normal course collection issues, has increased to approximately $1.87 million, an amount that has been generally confirmed by the credit card processor. As they had been unresponsive to our repeated demands for payment, claiming that they were in the process of concluding their internal accounting of the amounts due and evaluating any possible exposure to chargebacks and other normal course collection issues, in March 2024, we instituted a lawsuit against this credit card processor and its clearing bank seeking, among other things, an accounting for and repayment of the withheld funds. In an effort to enhance our collection efforts, we applied for and was granted a pre-judgment writ of attachment against both the credit card processor and the clearing bank. Recently, however, the scope of the writ of attachment was limited upon appeal to bank accounts holding limited cash amounts; thus, mitigating the impact of the writ. Nevertheless, we continue to assert our rights of recovery in the due course of the litigation. Due to the inherent delays and uncertainty of the litigation process, there can still be no assurances that we will be able to collect some or all of the funds owed to us. Should we be unable to collect some or all of the funds owed, we will be caused to incur a corollary bad debt expense of up to the uncollected amount which is currently approximately $1.87 million. Furthermore, we may be caused under generally accepted accounting principles, to incur a bad debt expense if it is determined that the amounts owed to us are unlikely to be collected, although we have not yet reached that conclusion. A charge of up to $1.87 million, which represents less than 10% of our current assets, would not have a material adverse effect upon our long-term liquidity, however, could have a material adverse effect upon our net earnings in the period incurred.

Potential exposure to administrative proceeding asserted by Polish regulatory authority relating to Company’s iGenius network

Our iGenius products and services are marketed by a global network of independent distributors using a direct selling business model. Although we believe that our direct selling business model is in material compliance with applicable legal standards, direct selling programs similar to ours and others within the industry, in general, have periodically been the target of regulatory scrutiny by federal, state, and local governmental agencies in the United States and foreign countries, including the Federal Trade Commission (“FTC”), whose regulatory authority extends to the prevention of fraudulent or deceptive schemes, often referred to as “pyramid” schemes. Since March 2025 we have been responding to an inquiry from Poland’s Office of Competition and Consumer Protection (“UOKiK”) as it has instituted formal proceedings against iGenius alleging that iGenius is not a bona fide financial education platform and is instead operating a pyramid scheme that is focused more on the recruitment of new members and not the sale or use of the underlying products or services being offered. Based on our analysis of the applicable legal standards, and the tracking of our sales within Poland in which the predominant portion of our sales consist of membership sales driven by our members, we believe that the iGenius direct selling business operating within Poland complies with all applicable legal standards and we disagree with any claims to the contrary. Despite our strong belief in our position, should we not succeed in our defense of the matter, we could, among other things, become subject to financial fines and penalties (limited to 3% of the annual revenue derived from sales in Poland); and/or be required to modify or suspend certain or a material portion of our operations in Poland. In addition, should we not succeed on the merits of our defense of the matter, we could be exposed to similar claims from other European regulators, which itself could cause a cascading and similar adverse impact on our operations in Europe, all of which could have a materially adverse impact on the Company. It is still too early in the proceedings for us to draw a likely conclusion on the outcome of the matter, and iGenius is cooperating with UOKiK’s investigation.

INVESTVIEW, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 30, 2025

(Unaudited)

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

AS OF JUNE 30, 2025

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

For the three and six months ended June 30, 2025, and 2024, there were no intersegment revenues or costs of revenues that needed to be eliminated in the Consolidated Statements of Operations.

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

The following table illustrates segment revenue and segment net income from operations, including significant expense items reviewed by the CODM for the three months ended June 30, 2025.

	Financial Education and Technology	Blockchain Technology and Crypto Mining Products and Services	Manufacturing and Development of Health, Beauty and Wellness Products [1]	Total
Revenue	$7,844,682	$829,231	$1,350,005	$10,023,918

Less:
Commissions	4,176,102	-	-	4,176,102
Market experts	186,600	-	-	186,600
Credit card processing	319,154	-	-	319,154
Salary and related	430,518	81,918	379,116	891,552
Selling and marketing	91,392	-	(28)	91,364
Energy and hosting	-	1,053,300	-	1,053,300
Depreciation	455	161,454	-	161,909
Cost of sales	-	-	1,222,669	1,222,669
Gain on Disposal of Assets	-	(91,837)	-	(91,837)
General and administrative [2]	479,133	75,068	285,356	839,557

Segment net income (loss) from operations	$2,161,328	$(450,672)	$(537,108)	$1,173,548

[1]	The Development of Health, Beauty and Wellness Products business was acquired in October 2024.

[2]	General and administrative costs consist mainly of professional fees, contracting services, insurance, information technology and software, and other payment processing fees.

INVESTVIEW, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 30, 2025

(Unaudited)

The following table illustrates segment revenue and segment net income from operations, including significant expense items reviewed by the CODM for the three months ended June 30, 2024.

	Financial Education and Technology	Blockchain Technology and Crypto Mining Products and Services	Total
Revenue	$12,027,904	$1,078,777	$13,106,681

Less:
Commissions	6,442,844	-	6,442,844
Market experts	287,450	-	287,450
Credit card processing	497,679	-	497,679
Salary and related	560,035	333,666	893,701
Selling and marketing	519,862	151	520,013
Energy and hosting	-	1,016,163	1,016,163
Depreciation	645	1,122,230	1,122,875
Gain on disposal of assets	-	180,223	180,223
General and administrative [1]	395,949	103,024	498,973

Segment income (loss) from operations	$3,323,440	$(1,676,680)	$1,646,760

[1]	General and administrative costs consist mainly of professional fees, contracting services, insurance, and information technology and software.

The following table illustrates the reconciliation of segment operating income to net income before taxes for the three months ended June 30, 2025, and 2024.

	June 30, 2025	June 30, 2024
Segment income from operations	$1,173,548	$1,646,760

Reconciling items
Other profit (loss) [1]	(872,122)	(1,317,923)
Bank interest	56,252	24,537
Event ticket sales	14,120	350,635
Leasing income	63,245	132,748
All other, net	(5,765)	(34,843)

Net income (loss) before income taxes	$429,278	$801,914

[1]	Other profit (loss) is attributable to corporate and nonoperating segment expenses, and is therefore not included in the total for segment gross profit (loss).

INVESTVIEW, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 30, 2025

(Unaudited)

The following table illustrates segment revenue and segment net income from operations, including significant expense items reviewed by the CODM for the six months ended June 30, 2025.

	Financial Education and Technology	Blockchain Technology and Crypto Mining Products and Services	Manufacturing and Development of Health, Beauty and Wellness Products [1]	Total
Revenue	$16,636,125	$1,692,175	$1,725,670	$20,053,970

Less:
Commissions	9,252,605	-	-	9,252,605
Market experts	361,120	-	-	361,120
Credit card processing	726,179	-	-	726,179
Salary and related	840,808	216,021	677,208	1,734,037
Selling and marketing	179,211	-	7,065	186,276
Energy and hosting	-	2,090,899	-	2,090,899
Depreciation	905	350,876	-	351,781
Cost of sales	-	-	1,554,667	1,554,667
Gain on Disposal of Assets	-	(91,837)	-	(91,837)
General and administrative [2]	968,490	205,013	554,267	1,727,770

Segment net income (loss) from operations	$4,306,807	$(1,078,797)	$(1,067,537)	$2,160,473

[1]	The Development of Health, Beauty and Wellness Products business was acquired in October 2024.

[2]	General and administrative costs consist mainly of professional fees, contracting services, insurance, information technology and software, and other payment processing fees.

The following table illustrates segment revenue and segment net income from operations, including significant expense items reviewed by the CODM for the six months ended June 30, 2024.

	Financial Education and Technology	Blockchain Technology and Crypto Mining Products and Services	Total
Revenue	$25,057,222	$3,721,376	$28,778,598

Less:
Commissions	13,718,054	-	13,718,054
Market experts	547,700	-	547,700
Credit card processing	1,104,913	-	1,104,913
Salary and related	1,159,146	620,168	1,779,314
Selling and marketing	530,632	303	530,935
Energy and hosting	-	2,898,247	2,898,247
Depreciation	645	2,300,026	2,300,671
Gain on disposal of assets	-	180,223	180,233
General and administrative [1]	651,590	179,319	830,909

Segment income (loss) from operations	$7,344,542	$(2,456,910)	$4,887,632

[1]	General and administrative costs consist mainly of professional fees, contracting services, insurance, information technology and software, and other payment processing fees.

INVESTVIEW, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 30, 2025

(Unaudited)

The following table illustrates the reconciliation of segment operating income to net income before taxes for the six months ended June 30, 2025, and 2024.

	June 30, 2025	June 30, 2024
Segment income from operations	$2,160,473	$4,887,632

Reconciling items
Other profit (loss) [1]	(2,688,563)	(2,564,149)
Bank interest	100,535	28,875
Event ticket sales	52,673	350,635
Leasing income	126,489	300,248
All other, net	(182)	(31,312)

Net income (loss) before income taxes	$(248,575)	$2,971,929

[1]	Other profit (loss) is attributable to corporate and nonoperating segment expenses, and is therefore not included in the total for segment gross profit (loss).

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

The transaction was accounted for as a business combination using the acquisition method of accounting in accordance with the ASC Topic 805, Business Combination. The following table summarizes the purchase accounting for the fair value of the assets acquired and liabilities assumed at the date of the acquisition:

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

INVESTVIEW, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 30, 2025

(Unaudited)

NOTE 14 – INCOME TAXES

For the periods ended June 30, 2025, and June 30, 2024, the Company used a discrete effective tax rate method for recording income taxes, as compared to an estimated full year annual effective tax rate method, as an estimate of the annual effective tax rate cannot be made.

Provision for Income taxes for the three and six months ended June 30, 2025 was $1,000 and $11,000, respectively, resulting in an effective tax rate of 0.2% and (4.4%), respectively. Provision for Income taxes for the three and six months ended June 30, 2024 was $269,067 and $769,142, respectively, resulting in an effective tax rate of 33.6% and 25.9%, respectively. The provision for income taxes was primarily impacted by pretax book income, permanent differences, and by the change in valuation allowance on deferred tax assets.

NOTE 15 – SUBSEQUENT EVENTS

In accordance with ASC Topic 855, Subsequent Events, we have evaluated subsequent events through the date of this filing and have determined that the following events require disclosure.

During the period subsequent to period end, according to the stock repurchase program (see NOTE 10), the Company bought back 2,578,934 shares of their own common stock for $34,446. These shares are being held by the Company in Treasury.

On July 4, 2025, the U.S. government enacted The One Big Beautiful Bill Act (“OBBBA”). This bill includes various provisions, among them including the allowance of immediate expensing of qualifying research and development expenses and extensions of certain provisions within the Tax Cuts and Jobs Act. The OBBBA includes some provisions effective in 2025 and others in subsequent years. We are currently assessing its impact on our consolidated financial statements.

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

Results of Operations

Three Months Ended June 30, 2025 Compared to Three Months Ended June 30, 2024

Revenues

	Three Months Ended June 30,		Increase
	2025	2024	(Decrease)
	(unaudited)	(unaudited)
Membership revenue, net of refunds, incentives, credits, and chargebacks	$7,844,682	$12,027,904	$(4,183,222)
Mining revenue	829,231	1,078,777	(249,546)
Health and wellness product sales	1,311,698	-	1,311,698
Other revenue	38,307	-	38,307
Total revenue, net	$10,023,918	$13,106,681	$(3,082,763)

Total revenue, net, decreased $3,082,763, or 24%, from $13,106,681 for the three months ended June 30, 2024, to $10,023,918 for the three months ended June 30, 2025. The reduction in total revenue, net, can be attributed to a $4.2 million contraction in our membership revenue and a $250 thousand contraction in our mining revenue. The $4.2 million (35%) decrease in membership revenue was largely attributable to a combination of shifts in consumer behavior and demand following the COVID-19 pandemic as individuals re-evaluated their spending priorities, lifestyle habits, and engagement preferences, as well as broader global macroeconomic changes that have caused a general slowdown in direct sales and home-based business. This trend reflects broader market changes and has impacted overall participation and retention rates. The $250 thousand (23%) decrease in mining revenue was a result of “Bitcoin Halving” which occurred on April 19th, 2024, decreasing the reward to 3.125 Bitcoin per block solved from the previous reward rate of 6.25 Bitcoin per block solved, an increase in Bitcoin Network Difficulty and a mandated power curtailment enforced by the government-controlled utility companies in Northern Europe, partially offset by an increase in the price of Bitcoin. These decreases were offset by a $1.3 million increase in health and wellness product sales that arose from our October 2024 acquisition of the purchase of the business and assets of Renu Laboratories, Inc.

Operating Costs and Expenses

	Three Months Ended June 30,		Increase
	2025	2024	(Decrease)
	(unaudited)	(unaudited)
Cost of sales and service	$2,462,570	$1,303,610	$1,158,960
Commissions	4,176,102	6,442,844	(2,266,742)
Selling and marketing	91,555	520,013	(428,458)
Salary and related	1,728,409	1,758,844	(30,435)
Professional fees	407,883	378,467	29,416
Gain on disposal of assets	(91,837)	180,223	(272,060)
General and administrative	1,266,330	2,067,598	(801,268)
Total operating costs and expenses	$10,041,012	$12,651,599	$(2,610,587)

Operating costs decreased $2,610,587 or (21%), from $12,651,599 for the three months ended June 30, 2024, to $10,041,012 for the three months ended June 30, 2025. The decrease can be explained by a reduction in commissions of $2.3 million, which was a result of a decrease in our membership revenue, a reduction in general and administrative expenses of $801 thousand, which was a result of decreases in credit card processing fees due to the decreases in our membership revenue, decreases in costs related to our mining operations, and a reduction in selling and marketing expenses of $428 thousand, which was due to a decrease in costs associated with promotional events iGenius held during the three months ended June 30, 2025 and 2024. These decreases were offset by an increase in cost of sales and services of $1.2 million, which was a result of an increase in our health and wellness product sales.

Other Income and Expenses

	Three Months Ended June 30,
	2025	2024	Change
	(unaudited)	(unaudited)
Gain (loss) on fair value of derivative liability	$2,248	$3,326	$(1,078)
Realized gain (loss) on digital assets	132,995	6,327	126,668
Unrealized gain (loss) on digital assets	399,442	-	399,442
Interest expense	(7,333)	(4,675)	(2,658)
Interest expense, related parties	(309,670)	(309,670)	-
Other income (expense)	228,690	651,524	(422,834)
Total other income (expense)	$446,372	$346,832	$99,540

We recorded other income of $446,372 for the three months ended June 30, 2025, which was an increase of $99,540, or 29%, from the prior year other income of $346,832. The change is due to a realized gain on digital assets in the current period of $133 thousand compared to a gain of $6 thousand in the prior year and an unrealized gain on digital assets in the current period of $399 thousand compared to no unrealized gain or loss in the prior year due to the Company’s adoption of ASU No. 2023-08, as defined above, for the year ended December 31, 2025, effective as of January 1, 2025. The change is also due to a decrease in other income in the current period of $423 thousand, as a result of a decrease in lease payments received under a structured equipment lease agreement and a decrease in ticket sales from a promotional event iGenius held during the three months ended June 30, 2024.

Six Months Ended June 30, 2025 Compared to Six Months Ended June 30, 2024

Revenues

	Six Months Ended June 30,		Increase
	2025	2024	(Decrease)
	(unaudited)	(unaudited)
Membership revenue, net of refunds, incentives, credits, and chargebacks	$16,636,125	$25,057,222	$(8,421,097)
Mining revenue	1,692,175	3,721,376	(2,029,201)
Health and wellness product sales	1,680,019	-	1,680,019
Other revenue	45,651	-	45,651
Total revenue, net	$20,053,970	$28,778,598	$(8,724,628)

Total revenue, net, decreased $8,724,628, or 30%, from $28,778,598 for the six months ended June 30, 2024, to $20,053,970 for the six months ended June 30, 2025. The reduction in total revenue, net, can be attributed to a $8.4 million contraction in our membership revenue and a $2.0 million contraction in our mining revenue. The $8.4 million (34%) decrease in membership revenue was largely attributable to a combination of shifts in consumer behavior and demand following the COVID-19 pandemic as individuals re-evaluated their spending priorities, lifestyle habits, and engagement preferences, as well as broader global macroeconomic changes that have caused a general slowdown in direct sales and home-based business. This trend reflects broader market changes and has impacted overall participation and retention rates. The $2.0 million (55%) decrease in mining revenue was a result of “Bitcoin Halving” which occurred on April 19th, 2024, decreasing the reward to 3.125 Bitcoin per block solved from the previous reward rate of 6.25 Bitcoin per block solved, an increase in Bitcoin Network Difficulty and a mandated power curtailment enforced by the government-controlled utility companies in Northern Europe, partially offset by an increase in the price of Bitcoin. These decreases were offset by a $1.7 million increase in health and wellness product sales that arose from our October 2024 acquisition of the purchase of the business and assets of Renu Laboratories, Inc.

Operating Costs and Expenses

	Six Months Ended June 30,		Increase
	2025	2024	(Decrease)
	(unaudited)	(unaudited)
Cost of sales and service	$4,006,686	$3,445,944	$560,742
Commissions	9,252,605	13,718,054	(4,465,449)
Selling and marketing	186,658	531,808	(345,150)
Salary and related	3,429,501	3,387,814	41,687
Professional fees	1,018,033	784,996	233,37
Gain on disposal of assets	(91,837)	180,223	(272,060)
General and administrative	2,682,498	4,404,253	(1,721,755)
Total operating costs and expenses	$20,484,144	$26,453,092	$(5,968,948)

Operating costs decreased $5,968,948 or (23%), from $26,453,092 for the six months ended June 30, 2024, to $20,484,144 for the six months ended June 30, 2025. The decrease can be explained by a reduction in commissions of $4.5 million, which was a result of a decrease in our membership revenue, a reduction in general and administrative expenses of $1.7 million, which was a result of decreases in credit card processing fees due to the decreases in our membership revenue and decreases in costs related to our mining operations, and a reduction in selling and marketing expenses of $345 thousand, which was due to a decrease in costs associated with promotional events iGenius held during the six months ended June 30, 2025 and 2024. These decreases were offset by an increase in cost of sales and services of $561 thousand, which was a result of an increase in our health and wellness product sales.

Other Income and Expenses

	Six Months Ended June 30,
	2025	2024	Change
	(unaudited)	(unaudited)
Gain (loss) on fair value of derivative liability	$153	$3,400	$(3,247)
Realized gain (loss) on digital assets	119,743	282,554	(162,811)
Unrealized gain (loss) on digital assets	179,258	-	179,258
Interest expense	(11,956)	(9,350)	(2,606)
Interest expense, related parties	(618,414)	(619,340)	926
Other income (expense)	512,815	989,159	(476,344)
Total other income (expense)	$181,599	$646,423	$(464,824)

We recorded other income of $181,599 for the six months ended June 30, 2025, which was a decrease of $464,824, or 72%, from the prior year’s other income of $646,423. The change is due to a realized gain on digital assets in the current period of $120 thousand compared to a gain of $283 thousand in the prior year and a decrease in other income in the current period of $476 thousand, as a result of a decrease in lease payments received under a structured equipment lease agreement and a decrease in ticket sales from a promotional event iGenius held during the six months ended June 30, 2024. These decreases were offset by an unrealized gain on digital assets in the current period of $179 thousand compared to no unrealized gain or loss in the prior year due to the Company’s adoption of ASU No. 2023-08 for the year ended December 31, 2025, effective as of January 1, 2025.

Liquidity and Capital Resources

During the six months ended June 30, 2025, we met our short-and long-term working capital and capital expenditure requirements. At June 30, 2025, we had a total of $16.2 million in cash and cash equivalents, which we believe is sufficient to meet our debt service, preferred stock dividend payments and all other obligations in a timely manner and be able to meet our objectives.

During the six months ended June 30, 2025, we recorded net loss from operations of $430,174 and net loss of $259,575. As of June 30, 2025, we have unrestricted cash of $16,162,133. Also, as of June 30, 2025, our current assets exceeded our current liabilities to result in working capital of $14,111,544 and our digital asset balance was reported at a fair value of $2,860,812. Management does not believe there are any liquidity issues as of June 30, 2025.

Critical Accounting Policies

Basis of Accounting

Our policy is to prepare our financial statements on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations (Regulation S-X) of the Securities and Exchange Commission (the “SEC”) and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the six months ended June 30, 2025, are not necessarily indicative of the operating results that may be expected for our year ending December 31, 2025, as will be included in the filing of our Annual Report on Form 10-K for the year ending December 31, 2025. These unaudited condensed consolidated financial statements should be read in conjunction with the December 31, 2024 consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2024.

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

Digital Assets

Digital assets are included in non-current assets on the Consolidated Balance Sheets due to the Company’s intent to retain and hold bitcoin. Proceeds from the sale of digital assets and the purchase of digital assets are included within investing activities in the accompanying Consolidated Statement of Cash Flows. Digital Assets awarded to the Company through its mining activities and collected for membership revenue are accounted for in connection with the Company’s revenue recognition policy. Following the adoption of Accounting Standards Update (“ASU”) 2023-08 effective January 1, 2025, the Company measures digital assets at fair value with changes recognized in other income (expense) in the Consolidated Statement of Operations. The Company tracks its cost basis of digital assets by-wallet in accordance with the first-in-first-out (“FIFO”) method of accounting. Refer to “NOTE 5 – DIGITAL ASSETS”, for further information regarding the Company’s impact of the adoption of ASU 2023-08, as defined below.

Intangible Assets

We account for our intangible assets in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Subtopic 350-30, General Intangibles Other Than Goodwill, and ASC Subtopic 360-10-05, Accounting for the Impairment or Disposal of Long-Lived Assets (“ASC 350-30”). ASC 350-30 requires assets to be measured based on the fair value of the consideration given or the fair value of the assets (or net assets) acquired, whichever is more clearly evident and, thus, more reliably measurable. Under ASC 350-30 any intangible asset with a useful life is required to be amortized over that life and the useful life is to be evaluated every reporting period to determine whether events or circumstances warrant a revision to the remaining period of amortization. If the estimate of useful life is changed the remaining carrying amount of the intangible asset is amortized prospectively over the revised remaining useful life. Costs of internally developing, maintaining, or restoring intangible assets are recognized as an expense when incurred.

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

We evaluate the recoverability of long-lived assets based upon future net cash flows expected to result from the asset, including eventual disposition. Should impairment in value be indicated, the carrying value of intangible assets will be adjusted and an impairment loss is recorded equal to the difference between the asset’s carrying value and fair value or disposable value. During the six months ended June 30, 2025, and 2024, no impairment was recorded.

Revenue Recognition

Membership Revenue

Most of our revenue is generated by membership sales and payment is received at the time of purchase. We recognize membership revenue in accordance with ASC Subtopic 606-10, Revenue from Contracts with Customers (“ASC 606-10”), where revenue is measured based on a consideration specified in a contract with a customer and recognized when we satisfy the performance obligation specified in each contract. Our performance obligation is to provide our tools, products, and content over a fixed membership period; therefore, we recognize revenue ratably over the membership period and deferred revenue is recorded for the portion of the membership period subsequent to each reporting date. Additionally, we offer a designated trial period to first-time membership customers, during which a full refund can be requested if a customer does not wish to continue with the membership. Revenues are deferred during the trial period as collection is not probable until that time has passed. Revenues are presented net of refunds, sales incentives, credits, and known and estimated credit card chargebacks. As of June 30, 2025, and December 31, 2024, our deferred revenues for membership revenue were $1,480,598 and $1,905,734, respectively.

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

Health and Wellness Product Sales and Other Revenue

Through our wholly owned subsidiary, Renu Laboratories LLC, we generate revenue by manufacturing and selling health, beauty and wellness products. We recognize health and wellness product sales revenue in accordance with ASC 606-10. The Company’s performance obligation is complete when control of the promised goods is transferred to a customer, at which time the Company recognizes revenue in an amount that reflects the consideration the Company expects to receive in exchange for those goods. The Company terms for the sale are based on free on board (FOB) shipping point, where the control passes to the customer once the product leaves our warehouse. The Company determines collectability by requiring certain customers to pay before control is transferred and by performing ongoing credit evaluations and monitoring customer accounts receivable balances. As of June 30, 2025, and December 31, 2024, deposits collected from customers for orders to be filled at a future date were $1,069,187 and $1,014,164, respectively, which are recorded as deferred revenue in the Consolidated Balance Sheets.

Shipping and direct costs charged to customers, along with fees collected from customers for storing their products in our warehouse facility located in Warminster, Pennsylvania are included in revenue as Other Revenue. Shipping and direct costs incurred by the Company are included in Cost of Sales and Service.

Revenue generated for the three months ended June 30, 2025, was as follows:

	Membership revenue	Mining revenue	Health and wellness product sales	Other Revenue	Total
Gross billings/receipts	$8,199,283	$829,231	$1,311,747	$38,307	$10,378,568
Refunds, incentives, credits, and chargebacks	(354,601)	-	(49)	-	(354,650)
Net revenue	$7,844,682	$829,231	$1,311,698	$38,307	$10,023,918

Foreign revenues for the three months ended June 30, 2025 were approximately $6.7 million while domestic revenue for the three months ended June 30, 2025 was approximately $3.3 million.

Revenue generated for the three months ended June 30, 2024, was as follows:

	Membership Revenue	Mining Revenue	Total
Gross billings/receipts	$12,706,234	$1,078,777	$13,785,011
Refunds, incentives, credits, and chargebacks	(678,330)	-	(678,330)
Net revenue	$12,027,904	$1,078,777	$13,106,681

Foreign revenues for the three months ended June 30, 2024 were approximately $11.1 million while domestic revenue for the three months ended June 30, 2024 was approximately $2.0 million.

Revenue generated for the six months ended June 30, 2025, was as follows:

	Membership revenue	Mining revenue	Health and wellness product sales	Other Revenue	Total
Gross billings/receipts	$17,639,140	$1,692,175	$1,680,190	$45,651	$21,057,156
Refunds, incentives, credits, and chargebacks	(1,003,015)	-	(171)	-	(1,003,186)
Net revenue	$16,636,125	$1,692,175	$1,680,019	$45,651	$20,053,970

Foreign revenues for the six months ended June 30, 2025 were approximately $14.4 million while domestic revenue for the six months ended June 30, 2025 was approximately $5.7 million.

Revenue generated for the six months ended June 30, 2024, was as follows:

	Membership Revenue	Mining Revenue	Total
Gross billings/receipts	$26,557,528	$3,721,376	$30,278,904
Refunds, incentives, credits, and chargebacks	(1,500,306)	-	(1,500,306)
Net revenue	$25,057,222	$3,721,376	$28,778,598

Foreign revenues for the six months ended June 30, 2024 were approximately $22.9 million while domestic revenue for the six months ended June 30, 2024 was approximately $5.9 million.

Recent Accounting Pronouncements

In December 2023, the FASB issued ASU No. 2023-08, Intangibles—Goodwill and Other—Crypto Assets (Subtopic 350-60): Accounting for and Disclosure of Crypto Assets (“ASU 2023-08”). The amendments in ASU 2023-08 are intended to improve the accounting for certain crypto assets by requiring an entity to measure those crypto assets at fair value each reporting period with changes in fair value recognized in net income. The amendments also improve the information provided to investors about an entity’s crypto asset holdings by requiring disclosure about significant holdings, contractual sale restrictions, and changes during the reporting period. The amendments are effective for all entities for fiscal years beginning after December 15, 2024, including interim periods within those fiscal years. The Company adopted ASU 2023-08 for the year ended December 31, 2025, effective as of January 1, 2025, which had a material impact on the financial statements.

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

In December 2024, the FASB issued ASU No. 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40) (“ASU 2024-03”). ASU 2024-03 requires, in the notes to the financial statements, disclosures of specified information about certain costs and expenses specified in the updated guidance. ASU 2024-03 is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted. The Company did not elect early adoption and is evaluating the impact the updated guidance will have on its disclosures in 2026.

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

Changes in Internal Controls

There were no changes in our internal controls over financial reporting during the fiscal quarter ended June 30, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In the normal course of operations, we have periodically received inquiries from foreign regulators relative to matters of this nature. In that regard, since March 2025 we have been responding to such an inquiry from in Poland’s Office of Competition and Consumer Protection (“UOKiK”) as it has instituted formal proceedings against iGenius alleging that iGenius is not a bona fide financial education platform and is instead operating a pyramid scheme that is focused more on the recruitment of new members and not the sale or use of the underlying products or services being offered. By Polish statute, UOKiK is permitted to impose a fine of up to 3% of iGenius’ revenue in the year preceding the imposition of the penalty and/or be required to modify or suspend certain or a material portion of our operations in Poland.

Based on our analysis of the applicable legal standards, and the tracking of our sales within Poland in which the predominant portion of our sales consist of membership sales driven by our members, we believe that the iGenius direct selling business operating within Poland complies with all applicable legal standards and we disagree with any claims to the contrary. Towards that end, we have retained Polish counsel to vigorously defend us in the proceeding with the UOKiK. Despite our strong belief in our position, should we not succeed in our defense of the matter, we could, among other things: be subject to financial fines and penalties; be required to modify or suspend certain or a material portion of our operations in Poland; and become exposed to similar claims from other European regulators, which itself could cause a cascading and similar adverse impact on our operations in Europe, all of which could have a materially adverse impact on the Company. We continue to fully cooperate in these proceedings. It is still too early in the proceedings for us to draw a likely conclusion on the outcome of the matter.

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

Later in 2024, we and one of our independent distributors received an enforcement action from the financial regulators in Quebec, Canada, known as the Autorité des marchés financiers (the “AMF”), in which they challenged certain marketing communications made by this particular distributor that they characterized as “inappropriate”, and as well, alleged that iGenius was inappropriately engaging in regulated securities activity without being appropriately registered to do so in Quebec. In discussions with the AMF, it became clear that the focus of their inquiry was on certain “touting” of financial results by this particular distributor which we concluded was unauthorized and in violation of our own internal policies and we terminated the distributor. As well, the AMF asserted that iGenius acted in contravention of securities regulations that require registration to effectuate the sale of securities in Quebec, by failing to register with the AMF while enabling its members to gain access to certain third-party “robotic” trading platforms, even though iGenius, among others: (x) derives no direct financial benefit from these introductions; and (b) has no involvement with the provision of services by the third-party to whom its members are introduced. Even though we believe that our iGenius business fully complies with all applicable securities laws, due to the immaterial scope and scale of our operations in Quebec, Canada, we have entered into a tentative settlement agreement with the AMF to resolve the matter. In the tentative settlement agreement, iGenius tentatively agreed to pay a CAD $15,000 administrative penalty, institute an online geoblock throughout Canada preventing customer access to certain third-party providers of robotic trading platforms, and tentatively accept the AMF’s position that iGenius introduced its members to third-party software providers without being registered with the AMF in contravention of Section 148 of the Quebec Securities Act. The AMF and iGenius will present the tentative settlement agreement to the Financial Markets Administrative Tribunal on or about August 19, 2025, and the agreement will become final if the Tribunal approves the agreement.

Although we have concluded that our iGenius business unit operates generally in compliance with applicable securities rules and regulations, our completed and pending settlements with the OSC and AMF could expose us to similar claims from other securities regulators in the United States and in other foreign countries in which we operate. Were such claims to be made, we could be exposed to having to defend our business model in protracted and costly legal disputes, or else engage in similar settlements in which we agree to limit the geographic scope of our operations, either of which alternatives could have an adverse effect on our liquidity and operations.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 – MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5 – OTHER INFORMATION

During the three months ended June 30, 2025, no director or “officer” as defined in Rule 16a-1(f) under the Exchange Act adopted or terminated any Rule 10b5-1 trading arrangements or any non-Rule 10b5-1 trading arrangements, in both cases as defined in Item 408 of Regulation S-K.

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

INVESTVIEW, INC.

Dated: August 13, 2025	By:	/s/ Victor M. Oviedo
Victor M. Oviedo
Chief Executive Officer
(Principal Executive Officer)

Dated: August 13, 2025	By:	/s/ Ralph R. Valvano
Ralph R. Valvano
Chief Financial Officer
(Principal Financial Officer and Accounting Officer)

