Form 10-Q
period 2025-09-30
Investview, Inc.
filed 2025-11-13
CIK 862651

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED

September 30, 2025

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

As of November 7, 2025, there were 1,848,994,024 shares of common stock, $0.001 par value, outstanding.

INVESTVIEW, INC.

Form 10-Q for the Nine Months Ended September 30, 2025

Table of Contents

PART I – FINANCIAL INFORMATION	3
ITEM 1 – FINANCIAL STATEMENTS	3
Condensed Consolidated Balance Sheets as of September 30, 2025 (Unaudited) and December 31, 2024	3
Condensed Consolidated Statements of Operations and Other Comprehensive Income (Loss) for the Three and Nine Months Ended September 30, 2025 and 2024 (Unaudited)	4
Condensed Consolidated Statements of Stockholders’ Equity (Deficit) for the Three and Nine Months Ended September 30, 2025 and 2024 (Unaudited)	5
Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2025 and 2024 (Unaudited)	6
Notes to Condensed Consolidated Financial Statements as of September 30, 2025 (Unaudited)	7
ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	33
ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	39
ITEM 4 – CONTROLS AND PROCEDURES	39
PART II – OTHER INFORMATION	39
ITEM 1 – LEGAL PROCEEDINGS	39
ITEM 1.A – RISK FACTORS	39
ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	41
ITEM 3 – DEFAULTS UPON SENIOR SECURITIES	41
ITEM 4 – MINE SAFETY DISCLOSURES	41
ITEM 5 – OTHER INFORMATION	41
ITEM 6 – EXHIBITS	42
SIGNATURE PAGE	43

PART I – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

INVESTVIEW, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30	December 31,
	2025	2024
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$15,080,456	$22,467,710
Prepaid assets	384,625	497,620
Deposits, current	1,145,046	936,434
Receivables	2,687,811	2,534,727
Inventory	1,094,223	495,865
Income tax paid in advance	459,872	459,872
Total current assets	20,852,033	27,392,228

Fixed assets, net	1,752,960	1,868,441

Other assets:
Digital assets	3,794,502	1,127,891
Goodwill	873,701	873,701
Intangible assets, net	40,310	40,310
Operating lease right-of-use asset	118,463	211,996
Deposits	56,741	57,028
Total other assets	4,883,717	2,310,926

Total assets	$27,488,710	$31,571,595

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued liabilities	$4,388,361	$7,139,684
Payroll liabilities	180,808	271,606
Income tax payable	201,266	202,573
Deferred revenue	2,190,377	3,029,145
Derivative liability	625	758
Dividend liability	239,131	245,101
Operating lease liability, current	102,902	165,707
Related party debt, net of discounts, current	1,205,557	1,204,567
Debt, net of discounts, current	29,244	29,244
Total current liabilities	8,538,271	12,288,385

Operating lease liability, long term	15,604	46,433
Accrued liabilities, long term	49,840	45,532
Related party debt, net of discounts, long term	1,753,673	1,501,041
Debt, net of discounts, long term	482,740	490,619
Total long-term liabilities	2,301,857	2,083,625

Total liabilities	10,840,128	14,372,010

Commitments and contingencies	-	-

Stockholders’ equity (deficit):
Preferred stock, par value: $0.001; 50,000,000 shares authorized, 252,192 issued and outstanding as of September 30, 2025 and December 31, 2024	252	252
Common stock, par value $0.001; 10,000,000,000 shares authorized; 1,859,231,786 and 1,859,231,786 shares issued and 1,850,730,283 and 1,859,231,786 outstanding as of September 30, 2025 and December 31, 2024, respectively	1,859,231	1,859,231
Additional paid in capital	103,724,675	102,560,320
Treasury stock, at cost, 8,501,503 and 0 shares as of September 30, 2025 and December 31, 2024, respectively	(137,261)	—
Accumulated other comprehensive income (loss)	(23,218)	(23,218)
Accumulated deficit	(88,785,741)	(87,205,070)
Accumulated noncontrolling interest	10,644	8,070
Total stockholders’ equity (deficit)	16,648,582	17,199,585

Total liabilities and stockholders’ equity (deficit)	$27,488,710	$31,571,595

The accompanying notes are an integral part of these condensed consolidated financial statements.

INVESTVIEW, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND OTHER COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

Revenue:
Membership revenue, net of refunds, incentives, credits, and chargebacks	$7,066,734	$11,175,466	$23,702,859	$36,232,688
Mining revenue	923,603	567,415	2,615,778	4,288,791
Health and wellness product sales	1,029,673	-	2,709,692	-
Other revenue	32,598	-	78,249	-
Total revenue, net	9,052,608	11,742,881	29,106,578	40,521,479

Operating costs and expenses:
Cost of sales and service	2,153,524	1,257,569	6,160,210	4,703,513
Commissions	4,008,062	6,270,310	13,260,667	19,988,364
Advertising, selling, and marketing	356,556	16,751	543,214	548,559
Salary and related	1,773,323	1,471,649	5,202,824	4,859,463
Professional fees	536,090	416,410	1,554,123	1,201,406
Impairment expense	-	977,418	-	977,418
Loss (gain) on disposal of assets	(21,414)	-	(113,251)	180,223
General and administrative	1,284,273	2,031,269	3,966,771	6,435,522
Total operating costs and expenses	10,090,414	12,441,376	30,574,558	38,894,468

Net income (loss) from operations	(1,037,806)	(698,495)	(1,467,980)	1,627,011

Other income (expense):
Gain (loss) on settlement	(111,277)	-	(111,277)	-
Gain (loss) on fair value of derivative liability	(20)	2,034	133	5,434
Realized gain (loss) on digital assets	(42,737)	1,558	77,006	284,112
Unrealized gain (loss) on digital assets	219,771	-	399,029	-
Interest expense	(4,726)	(4,726)	(16,682)	(14,076)
Interest expense, related parties	(310,594)	(310,594)	(929,008)	(929,934)
Other income (expense)	435,026	294,862	947,841	1,284,021
Total other income (expense)	185,443	(16,866)	367,042	629,557

Income (loss) before income taxes	(852,363)	(715,361)	(1,100,938)	2,256,568
Income tax expense	-	(95,287)	(11,000)	(864,429)

Net income (loss)	(852,363)	(810,648)	(1,111,938)	1,392,139
Net income (loss) attributable to noncontrolling interest	1,780	-	2,574	-
Net income (loss) attributable to Investview, Inc.	(854,143)	(810,648)	(1,114,512)	1,392,139

Dividends on Preferred Stock	(204,835)	(204,835)	(614,505)	(614,505)

Net income (loss) applicable to common shareholders	$(1,058,978)	$(1,015,483)	$(1,729,017)	$777,634

Basic income (loss) per common share	$(0.00)	$(0.00)	$(0.00)	$0.00
Diluted income (loss) per common share	$(0.00)	$(0.00)	$(0.00)	$0.00

Basic weighted average number of common shares outstanding	1,853,465,349	1,860,677,438	1,856,658,888	1,924,667,422
Diluted weighted average number of common shares outstanding	1,853,465,349	1,860,677,438	1,856,658,888	2,961,095,993

The accompanying notes are an integral part of these condensed consolidated financial statements.

INVESTVIEW, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2025 AND 2024

(Unaudited)

								Accumulated
					Additional			Other
	Preferred Stock		Common Stock		Paid in	Treasury Stock		Comprehensive	Accumulated	Noncontrolling
	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Income (Loss)	Deficit	Interest	Total

Balance, December 31, 2023	252,192	$252	2,333,356,496	$2,333,356	$104,056,807	-	$-	$(23,218)	$(87,576,899)	$-	$18,790,298
Common stock issued for services and other stock-based compensation	-	-	-	-	430,760	-	-	-	-	-	430,760
Common stock repurchased from former related parties and canceled	-	-	(472,374,710)	(472,374)	(3,098,772)	-	-	-	-	-	(3,571,146)
Dividends	-	-	-	-	-	-	-	-	(204,835)	-	(204,835)
Net income (loss)	-	-	-	-	-	-	-	-	1,669,940	-	1,669,940
Balance, March 31, 2024	252,192	252	1,860,981,786	1,860,982	101,388,795	-	-	(23,218)	(86,111,794)	-	17,115,017
Common stock issued for services and other stock-based compensation	-	-	-	-	440,915	-	-	-	-	-	440,915
Dividends	-	-	-	-	-	-	-	-	(204,835)	-	(204,835)
Net income (loss)	-	-	-	-	-	-	-	-	532,847	-	532,847
Balance, June 30, 2024	252,192	252	1,860,981,786	1,860,982	101,829,710	-	-	(23,218)	(85,783,782)	-	17,883,944
Common stock issued for services and other stock-based compensation	-	-	-	-	322,033	-	-	-	-	-	322,033
Common stock cancelled	-	-	(1,750,000)	(1,750)	1,750	-	-	-	-	-	-
Dividends	-	-	-	-	-	-	-	-	(204,835)	-	(204,835)
Net income (loss)	-	-	-	-	-	-	-	-	(810,648)	-	(810,648)
Balance, September 30, 2024	252,192	$252	1,859,231,786	$1,859,232	$102,153,493	$-	$-	$(23,218)	$(86,799,265)	$-	$17,190,494

Balance, December 31, 2024	252,192	$252	1,859,231,786	$1,859,231	$102,560,320	-	$-	$(23,218)	$(87,205,070)	$8,070	$17,199,585
Cumulative effect adjustment upon adoption of ASU 2023-08	-	-	-	-	-	-	-	-	148,346	-	148,346
Common stock issued for services and other stock-based compensation	-	-	-	-	387,634	-	-	-	-	-	387,634
Common stock repurchased and held as treasury stock	-	-	-	-	-	1,089,286	(24,006)	-	-	-	(24,006)
Dividends	-	-	-	-	-	-	-	-	(204,835)	-	(204,835)
Net income (loss)	-	-	-	-	-	-	-	-	(685,866)	(1,987)	(687,853)
Balance, March 31, 2025	252,192	252	1,859,231,786	1,859,231	102,947,954	1,089,286	(24,006)	(23,218)	(87,947,425)	6,083	16,818,871
Common stock issued for services and other stock-based compensation	-	-	-	-	386,238	-	-	-	-	-	386,238
Common stock repurchased and held as treasury stock	-	-	-	-	-	1,870,931	(20,636)	-	-	-	(20,636)
Dividends	-	-	-	-	-	-	-	-	(204,835)	-	(204,835)
Net income (loss)	-	-	-	-	-	-	-	-	425,497	2,781	428,278
Balance, June 30, 2025	252,192	252	1,859,231,786	1,859,231	103,334,192	2,960,217	(44,642)	(23,218)	(87,726,763)	8,864	17,407,916
Common stock issued for services and other stock-based compensation	-	-	-	-	390,483	-	-	-	-	-	390,483
Common stock repurchased and held as treasury stock	-	-	-	-	-	5,541,286	(92,619)	-	-	-	(92,619)
Dividends	-	-	-	-	-	-	-	-	(204,835)	-	(204,835)
Net income (loss)	-	-	-	-	-	-	-	-	(854,143)	1,780	(852,363)
Balance, September 30, 2025	252,192	$252	1,859,231,786	$1,859,231	$103,724,675	8,501,503	$(137,261)	$(23,218)	$(88,785,741)	$10,644	$16,648,582

The accompanying notes are an integral part of these condensed consolidated financial statements.

INVESTVIEW INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(1,111,938)	$1,392,139
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	598,970	3,337,595
Amortization of debt discount	252,632	253,557
Stock issued for services and other stock-based compensation	1,164,355	1,193,708
Lease cost, net of repayment	(101)	1,393
(Gain) loss on disposal of assets	(113,251)	180,223
(Gain) loss on fair value of derivative liability	(133)	(5,434)
Change in fair value of digital assets	(399,029)	-
Realized (gain) loss on digital assets	(77,006)	(284,112)
Impairment expense	-	977,418
Digital assets collected for membership revenue	(1,015,276)	(1,144,563)
Revenue recognized from bitcoin mined	(2,615,778)	(4,288,791)
Operating expenses paid with digital assets	1,516,078	11,311,370
Changes in operating assets and liabilities:
Receivables	(153,084)	(247,979)
Inventory	(598,358)	-
Prepaid assets	112,995	172,884
Income tax paid in advance	-	(543,292)
Deposits	(208,325)	12,635
Accounts payable and accrued liabilities	(308,993)	1,055,794
Income tax payable	(1,307)	(703,374)
Deferred revenue	(838,768)	(338,390)
Accrued interest	14,054	14,075
Accrued interest, related parties	676,377	676,377
Net cash provided by (used in) operating activities	(3,105,886)	13,023,233

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of digital assets	(4,815,947)	(6,207,998)
Proceeds from sale of digital assets	4,911,971	499,016
Purchase of Treasury Stock	(137,261)	-
Cash paid for fixed assets	(514,716)	(6,356)
Net cash provided by (used in) investing activities	(555,953)	(5,715,338)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments for related party debt	(675,387)	(675,387)
Repayments for debt	(21,933)	(296,150)
Payments for shares repurchased from former related parties	(2,528,820)	(2,528,820)
Dividends paid	(499,275)	(497,266)
Net cash provided by (used in) financing activities	(3,725,415)	(3,997,623)

Net increase (decrease) in cash and cash equivalents	(7,387,254)	3,310,272
Cash and cash equivalents - beginning of period	22,467,710	21,142,630
Cash and cash equivalents - end of period	$15,080,456	$24,452,902

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$697,320	$232,440
Income taxes	$8,000	$1,795
Non-cash investing and financing activities:
Common stock repurchased for payables	$-	$3,571,146
Dividends declared	$614,505	$614,505
Dividends paid with digital assets	$121,200	$122,726
Debt extinguished in exchange for digital assets	$-	$116,310
Shares forfeited	$-	$1,750
Cumulative effect adjustment upon adoption of ASU 2023-08	$148,346	$-
Digital assets received from sale of fixed assets	$144,478	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

INVESTVIEW, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2025

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

Nature of Business

We operate a diversified financial technology services company operating across multiple business units that feature the sale of financial education products and services through a global network of independent distributors, the manufacture and sale of consumer health, wellness and nutrition products, an early-stage online trading broker-dealer platform for self-directed retail investors, and a sustainable blockchain technology focused on Bitcoin mining and related infrastructure.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Accounting

Our policy is to prepare our financial statements on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America.

INVESTVIEW, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2025

(Unaudited)

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations (Regulation S-X) of the Securities and Exchange Commission (the “SEC”) and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the nine months ended September 30, 2025, are not necessarily indicative of the operating results that may be expected for our year ending December 31, 2025, as will be included in the filing of our Annual Report on Form 10-K for the year ending December 31, 2025. These unaudited condensed consolidated financial statements should be read in conjunction with the December 31, 2024 consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2024.

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

Concentration of Credit Risk

Financial instruments that potentially expose us to concentration of credit risk include cash, accounts receivable, and advances. We place our cash and temporary cash investments with credit quality institutions. At times, such investments may be in excess of the Federal Deposit Insurance Corporation (“FDIC”) insurance limit of $250,000. As of September 30, 2025 and December 31, 2024, cash balances that exceeded FDIC limits were $13,229,775 and $10,837,830, respectively. We have not experienced significant losses relating to these concentrations in the past.

Cash Equivalents

For purposes of reporting cash flows, we consider all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. As of September 30, 2025, and December 31, 2024, we had no cash equivalents.

INVESTVIEW, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2025

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

Receivables were made up of the following as of each balance sheet date:

	September 30,	December 31,
	2025	2024
Due from merchant processors	$304,738	$318,921
Held in reserve by merchant processors for future returns and chargebacks [1]	1,871,345	1,872,035
Due from payout service providers	60,676	296,558
Accounts and other receivables	451,052	47,213
	2,687,811	2,534,727
Allowance for doubtful accounts	-	-
	$2,687,811	$2,534,727

[1]	We have had to pursue collection efforts through litigation against one of our credit card processors and its clearing bank, as we have been unable to timely collect such amounts due through our normal course credit collection practices. See “NOTE 11 - Commitments and Contingencies.”

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

Fixed assets were made up of the following at each balance sheet date:

	Estimated
	Useful
	Life	September 30,	December 31,
	(years)	2025	2024
Furniture, fixtures, and equipment	10	$8,214	$717
Computer equipment	3	36,847	28,571
Data processing equipment	3	7,381,111	11,824,560
Manufacturing equipment	3-25	1,660,643	1,161,701
		9,086,815	13,015,549
Accumulated depreciation		(7,333,855)	(11,147,108)
Net book value		$1,752,960	$1,868,441

Total depreciation expense for the nine months ended September 30, 2025 and 2024, was $598,970 and $3,337,595, respectively. During the nine months ended September 30, 2025, we sold assets with a total net book value of $31,227 for digital assets worth $144,478, therefore recognized a gain on disposal of assets of $113,251. During the nine months ended September 30, 2024, we recognized a loss on disposal of assets with a net book value of $180,223.

INVESTVIEW, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2025

(Unaudited)

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

We evaluate the recoverability of long-lived assets based upon future net cash flows expected to result from the asset, including eventual disposition. Should impairment in value be indicated, the carrying value of intangible assets will be adjusted and an impairment loss is recorded equal to the difference between the asset’s carrying value and fair value or disposable value. During the nine months ended September 30, 2025 and 2024, $0 and $977,418 of impairment was recorded, respectively.

INVESTVIEW, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2025

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

Our financial instruments consist of cash, accounts receivable and accounts payable, and debt. We have determined that the book value of our outstanding financial instruments as of September 30, 2025, and December 31, 2024, approximates the fair value due to their short-term nature or interest rates that approximate prevailing market rates.

Items recorded or measured at fair value on a recurring basis in the accompanying consolidated financial statements consisted of the following items as of September 30, 2025:

	Level 1	Level 2	Level 3	Total
Digital assets (see NOTE 5)	$3,794,502	$-	$-	$3,794,502
Total Assets	$3,794,502	$-	$-	$3,794,502

Derivative liability	$-	$-	$625	$625
Total Liabilities	$-	$-	$625	$625

Items recorded or measured at fair value on a recurring basis in the accompanying consolidated financial statements consisted of the following items as of December 31, 2024:

	Level 1	Level 2	Level 3	Total
Total Assets	$-	$-	$-	$-

Derivative liability	$-	$-	$758	$758
Total Liabilities	$-	$-	$758	$758

INVESTVIEW, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2025

(Unaudited)

Revenue Recognition

Membership Revenue

Most of our revenue is generated by membership sales and payment is received at the time of purchase. We recognize membership revenue in accordance with ASC Subtopic 606-10, Revenue from Contracts with Customers (“ASC 606-10”), where revenue is measured based on a consideration specified in a contract with a customer and recognized when we satisfy the performance obligation specified in each contract. Our performance obligation is to provide our tools, products, and content over a fixed membership period; therefore, we recognize revenue ratably over the membership period and deferred revenue is recorded for the portion of the membership period subsequent to each reporting date. Additionally, we offer a designated trial period to first-time membership customers, during which a full refund can be requested if a customer does not wish to continue with the membership. Revenues are deferred during the trial period as collection is not probable until that time has passed. Revenues are presented net of refunds, sales incentives, credits, and known and estimated credit card chargebacks. As of September 30, 2025, and December 31, 2024, our deferred revenues for membership revenue were $1,597,281 and $1,905,734, respectively.

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

Health and Wellness Product Sales and Other Revenue

Through our wholly owned subsidiary, Renu Laboratories LLC, we generate revenue by manufacturing and selling health, beauty, and wellness products. We recognize health and wellness product sales revenue in accordance with ASC 606-10. The Company’s performance obligation is complete when control of the promised goods is transferred to a customer, at which time the Company recognizes revenue in an amount that reflects the consideration the Company expects to receive in exchange for those goods. The Company terms for the sale are based on free on board (FOB) shipping point, where the control passes to the customer once the product leaves our warehouse. The Company determines collectability by requiring certain customers to pay before control is transferred and by performing ongoing credit evaluations and monitoring customer accounts receivable balances. As of September 30, 2025, and December 31, 2024, deposits collected from customers for orders to be filled at a future date were $593,096 and $1,014,164, respectively, which are recorded as deferred revenue in the Consolidated Balance Sheets.

INVESTVIEW, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2025

(Unaudited)

Shipping and direct costs charged to customers, along with fees collected from customers for storing their products in our warehouse facility located in Warminster, Pennsylvania are included in revenue as Other Revenue. Shipping and direct costs incurred by the Company are included in Cost of Sales and Service.

Revenue generated for the three months ended September 30, 2025, was as follows:

	Membership revenue	Mining revenue	Health and wellness product sales	Other Revenue	Total
Gross billings/receipts	$7,526,954	$923,603	$1,041,851	$32,598	$9,525,006
Refunds, incentives, credits, and chargebacks	(460,220)	-	(12,178)	-	(472,398)
Net revenue	$7,066,734	$923,603	$1,029,673	$32,598	$9,052,608

Foreign revenues for the three months ended September 30, 2025 were approximately $6.1 million while domestic revenue for the three months ended September 30, 2025 was approximately $3.0 million.

Revenue generated for the three months ended September 30, 2024, was as follows:

	Membership Revenue	Mining Revenue	Total
Gross billings/receipts	$12,023,415	$567,415	$12,590,830
Refunds, incentives, credits, and chargebacks	(847,949)	-	(847,949)
Net revenue	$11,175,466	$567,415	$11,742,881

Foreign revenues for the three months ended September 30, 2024 were approximately $10.3 million while domestic revenue for the three months ended September 30, 2024 was approximately $1.4 million.

Revenue generated for the nine months ended September 30, 2025, was as follows:

	Membership revenue	Mining revenue	Health and wellness product sales	Other Revenue	Total
Gross billings/receipts	$25,166,094	$2,615,778	$2,722,041	$78,249	$30,582,162
Refunds, incentives, credits, and chargebacks	(1,463,235)	-	(12,349)	-	(1,475,584)
Net revenue	$23,702,859	$2,615,778	$2,709,692	$78,249	$29,106,578

Foreign revenues for the nine months ended September 30, 2025 were approximately $20.4 million while domestic revenue for the nine months ended September 30, 2025 was approximately $8.7 million.

Revenue generated for the nine months ended September 30, 2024, was as follows:

	Membership Revenue	Mining Revenue	Total
Gross billings/receipts	$38,580,943	$4,288,791	$42,869,734
Refunds, incentives, credits, and chargebacks	(2,348,255)	-	(2,348,255)
Net revenue	$36,232,688	$4,288,791	$40,521,479

Foreign revenues for the nine months ended September 30, 2024 were approximately $33.1 million while domestic revenue for the nine months ended September 30, 2024 was approximately $7.4 million.

INVESTVIEW, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2025

(Unaudited)

Advertising, Selling and Marketing Costs

We expense advertising, selling, and marketing costs as incurred. Advertising, selling, and marketing costs include costs of promoting our product worldwide, including promotional events. Advertising, selling, and marketing expenses for the nine months ended September 30, 2025, and 2024, totaled $543,214 and $548,559, respectively.

Cost of Sales and Service

Included in our costs of sales and services is amounts paid to our trading and market experts that provide financial education content and tools to our membership customers, hosting and electricity fees that we pay to vendors to set up our mining equipment at third-party sites in order to generate mining revenue, and the raw material and manufacturing costs of our health and wellness product sales. Costs of sales and services for the nine months ended September 30, 2025 and 2024, totaled $6,160,210 and $4,703,513, respectively.

Inventory

Inventory consists of raw materials, work in progress, and finished goods to be sold as part of our health and wellness product sales. Inventory is valued at the lower of cost or net realizable value using the first-in, first-out (FIFO) method and is inclusive of any shipping and tax costs.

Inventory was made up of the following at each balance sheet date:

	September 30,	December 31,
	2025	2024
Finished goods	$48,415	$27,802
Work in process	208,507	312
Raw materials	837,301	467,751
Inventory	$1,094,223	$495,865

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

AS OF SEPTEMBER 30, 2025

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

Due to the net loss for the three months ended September 30, 2025 and 2024, basic and diluted income per share were the same, as all securities had an anti-dilutive effect. The following table presents potentially dilutive securities that were not included in the computation of diluted net income per share for the three months ended September 30, 2025 and 2024, as their inclusion would be anti-dilutive.

	September 30, 2025	September 30, 2024
Weighted average options to purchase common stock	351,416,665	357,503,622
Weighted average warrants to purchase common stock	1,002,720	1,178,090
Common stock issuable upon conversion of notes	471,428,571	471,428,571
Common stock issuable upon conversion of non-voting membership interest	565,000,000	565,000,000

Due to the net loss for the nine months ended September 30, 2025, basic and diluted income per share were the same, as all securities had an anti-dilutive effect. The following table illustrates the computation of diluted earnings per share for the nine months ended September 30, 2024.

September 30, 2024
Net income	$1,392,139
Less: net income attributable to noncontrolling interest	-
Less: preferred dividends	(614,505)
Add: interest expense on convertible debt	675,387
Net income available to common shareholders (numerator)	1,453,021

Basic weighted average number of common shares outstanding	1,924,667,422
Dilutive impact of convertible notes	471,428,571
Dilutive impact of non-voting membership interest	565,000,000
Diluted weighted average number of common shares outstanding (denominator)	2,961,095,993

Diluted income per common share	$0.00

The following table presents potentially dilutive securities that were not included in the computation of diluted net income per share for the nine months ended September 30, 2025 and 2024, as their inclusion would be anti-dilutive.

	September 30, 2025	September 30, 2024
Weighted average options to purchase common stock	361,416,665	359,836,373
Weighted average warrants to purchase common stock	1,118,991	1,178,090
Common stock issuable upon conversion of notes	471,428,571	N/A
Common stock issuable upon conversion of non-voting membership interest	565,000,000	N/A

INVESTVIEW, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2025

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

During the nine months ended September 30, 2025, we met our short-and long-term working capital and capital expenditure requirements. At September 30, 2025, we had a total of $15.1 million in cash and cash equivalents, which we believe is sufficient to meet our debt service, preferred stock dividend payments and all other obligations in a timely manner and be able to meet our objectives.

INVESTVIEW, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2025

(Unaudited)

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

The following table presents the Company’s Digital Asset holdings as of September 30, 2025:

	Quantity	Cost Basis	Fair Value
Bitcoin	32.38	$3,293,718	$3,692,747
USDC	101,755	101,755	101,755
Total digital assets held as of September 30, 2025		$3,395,494	$3,794,502

The following table presents a roll-forward of total digital assets for the nine months ended September 30, 2025, based on the fair value model under ASU 2023-08:

Fair Value
Balance as of December 31, 2024	$1,127,891
Cumulative effect adjustment upon adoption of ASU 2023-08	148,346
Revenue recognized from Bitcoin mined (25.20 Bitcoin)	2,615,778
Digital assets collected from membership revenue	1,015,276
Digital assets received from sale of fixed assets	144,478
Purchase of digital assets	4,815,947
Proceeds from sale of digital assets	(4,911,971)
Operating expenses paid with digital assets	(1,516,078)
Dividends paid via digital assets	(121,200)
Realized gain (loss) on digital assets	77,006
Change in fair value of digital assets	399,029
Balance as of September 30, 2025	$3,794,502

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

INVESTVIEW, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2025

(Unaudited)

The following table presents a roll-forward of digital assets for the nine months ended September 30, 2024, based on the cost-impairment model under ASC 350:

Cost Basis
Balance as of December 31, 2023	$585,632
Revenue recognized from Bitcoin mined (75.22 Bitcoin)	4,288,791
Digital assets collected from membership revenue	1,144,563
Purchase of digital assets	6,207,998
Proceeds from sale of digital assets	(499,016)
Operating expenses paid with digital assets	(11,311,370)
Dividends paid via digital assets	(122,726)
Debt extinguished in exchange for digital assets	(116,310)
Realized gain (loss) on sale of digital assets	284,112
Balance as of September 30, 2024	$461,674

NOTE 6 – RELATED-PARTY TRANSACTIONS

Related Party Debt

Our related-party payables consisted of the following:

	September 30, 2025	December 31, 2024
Convertible Promissory Note entered into on 4/27/20, net of debt discount of $594,825 as of September 30, 2025 [1]	$705,175	$607,995
Convertible Promissory Note entered into on 5/27/20, net of debt discount of $322,941 as of September 30, 2025 [2]	377,059	324,304
Convertible Promissory Note entered into on 11/9/20, net of debt discount of $628,561 as of September 30, 2025 [3]	671,439	568,742
Working Capital Promissory Note entered into on 3/22/21 [4]	1,205,557	1,204,567
Total related-party debt	2,959,230	2,705,608
Less: Current portion	(1,205,557)	(1,204,567)
Related-party debt, long term	$1,753,673	$1,501,041

[1]	On April 27, 2020, we received proceeds of $1,300,000 from DBR Capital, LLC (“DBR Capital”), an entity controlled by a member of our Board of Directors and entered into a convertible promissory note. The note is secured by collateral of the Company and its subsidiaries. The note bears interest at 20% per annum, payable monthly, and the principal is due and payable on April 27, 2030. Per the original terms of the agreement, the note was convertible into common stock at a conversion price of $0.01257 per share, which was amended on November 9, 2020, to reduce the conversion price to $0.007 per share. At inception we recorded a beneficial conversion feature and debt discount of $1,300,000. During the nine months ended September 30, 2025, we recognized $97,180 of the debt discount into interest expense, and expensed an additional $195,012 of interest expense on the note, all of which was repaid during the period.

[2]	On May 27, 2020, we received proceeds of $700,000 from DBR Capital, LLC, an entity controlled by a member of our Board of Directors and entered into a convertible promissory note. The note is secured by collateral of the Company and its subsidiaries. The note bears interest at 20% per annum, payable monthly, and the principal is due and payable on April 27, 2030. Per the original terms of the agreement, the note was convertible into common stock at a conversion price of $0.01257 per share, which was amended on November 9, 2020, to reduce the conversion price to $0.007 per share. At inception we recorded a beneficial conversion feature and debt discount of $700,000. During the nine months ended September 30, 2025, we recognized $52,761 of the debt discount into interest expense and expensed an additional $105,003 of interest expense on the note, all of which was repaid during the period.

INVESTVIEW, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2025

(Unaudited)

[3]	On November 9, 2020, we received proceeds of $1,300,000 from DBR Capital, LLC, an entity controlled by a member of our Board of Directors and entered into a convertible promissory note. The note is secured by collateral of the Company and its subsidiaries. The note bears interest at 38.5% per annum, made up of a 25% interest rate per annum and a facility fee of 13.5% per annum, payable monthly beginning February 1, 2021, and the principal is due and payable on April 27, 2030. Per the terms of the agreement, the note is convertible into common stock at a conversion price of $0.007 per share. At inception we recorded a beneficial conversion feature and debt discount of $1,300,000. During the nine months ended September 30, 2025, we recognized $102,691 of the debt discount into interest expense and expensed an additional $375,372 of interest expense on the note, all of which was repaid during the period.

[4]	On March 22, 2021, we entered into Securities Purchase Agreements to purchase 100% of the operating assets of SSA Technologies LLC (“SSA”), an entity that owns and operates a FINRA-registered broker-dealer. SSA is controlled and partially owned by Joseph Cammarata, our former Chief Executive Officer. (See NOTE 11). Commencing upon execution of the agreements and through the closing of the transactions, we agreed to provide certain transition service arrangements to SSA. In connection with the transactions, we entered into a Working Capital Promissory Note with SSA under which SSA was to have advanced to us up to $1,500,000 before the end of 2021; however, SSA only provided advances of $1,200,000, to date. The note bears interest at the rate of 0.11% per annum. The note was due and payable by January 31, 2022; however, has not yet been repaid as we consider our legal options in light of SSA’s failure to complete its funding obligations, and the other damages we sustained as a result of the actions of Mr. Cammarata. During the nine months ended September 30, 2025, we recorded interest expense of $990 on the note. The note was to have been secured by the pledge of 12,000,000 shares of our common stock; however, it remains unsecured as the pledge of shares was not implemented at the closing of the loan.

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

On February 28, 2025, we and DBR Capital entered into a Fifth Amendment to the now Amended and Restated Securities Purchase Agreement that extends the deadlines for the fourth and fifth closings under that Agreement from December 31, 2024, to August 31, 2025, and December 31, 2026, respectively. Accordingly, DBR Capital’s right to effect the fourth closing expired on August 31, 2205; however, the fifth closing remains at the sole discretion of DBR Capital, and we cannot provide any assurance that it will occur when contemplated or ever.

Other Related Party Arrangements

On September 29, 2023, we closed on the purchase in a private transaction of shares of our common stock under the terms of a Stock Purchase and Release Agreement dated September 18, 2023 (the “Romano/Raynor Agreement”). Under the Romano/Raynor Agreement, the Company purchased for surrender in a series of private transactions, an aggregate of 302,919,223 shares of the Company’s common stock (the “Romano/Raynor Purchased Shares”) from sellers consisting of Mario Romano, Annette Raynor, and a series of their family members and related entities (collectively, the “Sellers”). The Romano/Raynor Purchased Shares were purchased for aggregate consideration of $2,922,380, representing a price of $0.00964739 per share. One-eighth of the purchase price was paid within seven (7) days of the closing, with the balance payable in a series of equal quarterly payments over seven (7) consecutive quarters thereafter. As of September 30, 2025, we owed $0 under the Romano/Raynor Agreement.

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

INVESTVIEW, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2025

(Unaudited)

On February 7, 2024, we closed on the purchase in a private transaction of shares of our common stock under the terms of a Stock Purchase and Release Agreement dated February 6, 2024 (the “Smith/Miller Agreement”). Under the Smith/Miller Agreement, the Company purchased for surrender and cancellation a total of 472,374,710 shares of the Company’s common stock (the “Smith/Miller Purchased Shares”) from Ryan Smith and Chad Miller and certain of their respective affiliates and family members. The Smith/Miller Purchased Shares were purchased for aggregate purchase price of $3,571,146, representing a price of $0.007559985 per share. One-eighth of the purchase price was paid within seven (7) days of the closing, with the balance payable in a series of equal quarterly payments over seven (7) consecutive quarters thereafter. As of September 30, 2025, we owed $446,393 under the Smith/Miller Agreement of which $446,393 is included in Accounts payable and accrued liabilities.

The consideration paid for the Purchased Shares of $3,571,146 was allocated to the share purchase (see NOTE 10).

NOTE 7 – DEBT

Our debt consisted of the following:

	September 30, 2025	December 31, 2024
Loan with the U.S. Small Business Administration dated 4/19/20 [1]	$511,984	$519,863
Total debt	511,984	519,863
Less: current portion	29,244	29,244
Debt, long term portion	$482,740	$490,619

[1]	In April 2020 we received proceeds of $500,000 from a loan entered into with the U.S. Small Business Administration. Under the terms of the loan interest is to accrue at a rate of 3.75% per annum and installment payments of $2,437 monthly will begin twelve months from the date of the loan, with all interest and principal due and payable thirty years from the date of the loan. During the nine months ended September 30, 2025, we recorded $14,024 worth of interest on the loan. During the nine months ended September 30, 2025, we made repayments on the loan of $21,933.

In November of 2020, we entered into notes with third parties for $19,089,500 in exchange for the cancellation of APEX leases previously entered into, which resulted in our purchase of all rights and obligations under the leases. We agreed to settle a portion of the debt during the year ended March 31, 2021, at a discount to the original note terms offered, by making lump sum payments, issuing 48,000,000 shares of our common stock, issuing 49,418 shares of our preferred stock, and issuing digital assets. The remaining notes were due December 31, 2024, and had a fixed monthly payment that is equal to 75% of the face value of the note, divided by 48 months. The monthly payments began the last day of January 2021 and continued until December 31, 2024, when the last monthly payment was made, along with a balloon payment equal to 25% of the face value of the note, to extinguish the debt. During the fourth quarter ended December 31, 2023, we offered all note holders an early payoff option. During the nine months ended September 30, 2024, we repaid a portion of the debt with cash payments of $274,217 and issuances of digital assets then valued at $116,310. As of December 31, 2024, the debt was paid in full.

NOTE 8 – DERIVATIVE LIABILITY

During the nine months ended September 30, 2025, we had the following activity in our derivative liability account relating to our warrants:

Derivative liability at December 31, 2024	$758
Derivative liability recorded on new instruments	-
Derivative liability reduced by warrant exercise	-
(Gain) loss on fair value	(133)
Derivative liability at September 30, 2025	$625

INVESTVIEW, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2025

(Unaudited)

We use the binomial option pricing model to estimate fair value for those instruments at inception, at warrant exercise, and at each reporting date. During the nine months ended September 30, 2025, the assumptions used in our binomial option pricing model were in the following range:

Risk free interest rate	3.68% - 4.20%
Expected life in years	0.00 - 0.75
Expected volatility	20% - 118%

NOTE 9 – OPERATING LEASE

In July 2021, we entered an operating lease for office space in Wyckoff, New Jersey (the “Wyckoff Lease”), and in September 2021 we assumed an operating lease for office space in Haverford, Pennsylvania (the “Haverford Lease”) in connection with the acquisition of all of the operating assets of MPower Trading Systems, LLC (“MPower”). This facility now serves as the headquarters of the company. In November 2024, we entered an operating lease for office, warehouse, and manufacturing space in Warminster, Pennsylvania (“the “Warminster Lease”) and in December 2024, we entered an operating lease for warehouse space in Ivyland, Pennsylvania (the “Ivyland Lease”). The Warminster Lease and the Ivyland Lease were entered for use by our subsidiary Renu Laboratories LLC.

At commencement of the Wyckoff Lease, right-of-use assets obtained in exchange for new operating lease liabilities amounted to $22,034. The original 24.5-month term of the Wyckoff Lease was extended twice through July 2027 with an option for the Company to terminate with 60 days’ written notice beginning June 1, 2026. The earliest termination date is July 31, 2026. At the first extension of the Wyckoff Lease, right-of-use assets obtained in exchange for new operating lease liabilities amounted to $23,520. At the second extension of the Wyckoff Lease, right-of-use assets obtained in exchange for new operating lease liabilities amounted to $25,439.

At date of acquisition of the Haverford Lease, right-of-use assets and lease liabilities obtained amounted to $125,522 and $152,961, respectively. The term of the Haverford Lease was initially extended through December 2024. At the extension of the Haverford Lease, right-of-use assets obtained in exchange for new operating lease liabilities amounted to $172,042. On September 26, 2025, the term of the Haverford Lease was extended through December 31, 2026.

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

Operating lease expense was $126,550 for the nine months ended September 30, 2025. Operating cash flows used for the operating leases during the nine months ended September 30, 2025, were $132,651. As of September 30, 2025, the weighted average remaining lease term was 1.13 years, and the weighted average discount rate was 12%.

Future minimum lease payments under non-cancellable leases as of September 30, 2025 were as follows:

Remainder of 2025	$45,077
2026	75,297
2027	7,261
Total	127,635
Less: Interest	(9,129)
Present value of lease liability	118,506
Operating lease liability, current [1]	(102,902)
Operating lease liability, long term	$15,604

[1]	Represents lease payments to be made in the next 12 months.

INVESTVIEW, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2025

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

As of September 30, 2025, and December 31, 2024, we had 252,192 shares of preferred stock issued and outstanding.

Preferred Stock Dividends

During the nine months ended September 30, 2025, we declared $614,505 of cumulative cash dividends due to the holders of our Series B Preferred Stock. We made payments of $499,275 in cash and issued $121,200 worth of digital assets to reduce the amounts owing. As of September 30, 2025 and December 31, 2024, the dividend liability on our balance sheets was $239,131 and $245,101, respectively.

During the nine months ended September 30, 2024, we declared $614,505 for cumulative cash dividends due to the shareholders of our Series B Preferred Stock. We made payments of $497,266 in cash and issued $122,726 worth of digital assets to reduce the amounts owing.

Common Stock Transactions

On March 6, 2025, the Board of Directors authorized a stock repurchase program that will allow the Company to repurchase up to $1,000,000 in aggregate value of shares of the Company’s common stock, through March 6, 2026. During the nine months ended September 30, 2025, 8,501,503 shares have been repurchased for $137,261. These shares are being held by the Company in Treasury.

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

As of September 30, 2025 and December 31, 2024, we had 1,859,231,786 and 1,859,231,786 shares of common stock issued and 1,850,730,283 and 1,859,231,786 shares of common stock outstanding, respectively.

INVESTVIEW, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2025

(Unaudited)

Options

The 2022 Incentive Plan authorizes a variety of incentive awards consisting of stock options, restricted stock, restricted stock units, and reserves for issuance up to 600,000,000 shares of the Company’s common stock.

Transactions involving our options are summarized as follows:

Weighted
Average
		Weighted	Grant-Date
	Number of	Average	Per Share
	Options	Exercise Price	Fair Value
Options outstanding at December 31, 2024	351,416,665	$0.05	$0.03
Granted	-	$-	$-
Canceled/Expired	-	$-	$-
Exercised	-	$-	$-
Options outstanding at September 30, 2025	351,416,665	$0.05	$0.03

Details of our options outstanding as of September 30, 2025, are as follows:

Options Exercisable	Weighted Average Exercise Price of Options Exercisable	Weighted Average Contractual Life of Options Exercisable (Years)	Weighted Average Contractual Life of Options Outstanding (Years)
236,741,665	$0.05	3.76	3.88

Total stock compensation expense related to the options for the nine months ended September 30, 2025, and 2024, was $1,164,355 and $1,193,708, respectively. As of September 30, 2025, there was approximately $2.1 million of unrecognized compensation cost related to the Options, which is expected to be recognized over a remaining weighted-average vesting period of approximately 1 year.

Warrants

Transactions involving our warrants are summarized as follows:

		Weighted
	Number of	Average
	Shares	Exercise Price
Warrants outstanding at December 31, 2024	1,178,090	$0.10
Granted	-	$-
Canceled/Expired	(218,740)	$0.10
Exercised	-	$-
Warrants outstanding at September 30, 2025	959,350	$0.10

Details of our warrants outstanding as of September 30, 2025, are as follows:

Warrants Exercisable	Weighted Average Contractual Life of Warrants Outstanding and Exercisable (Years)
959,350	0.53

INVESTVIEW, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2025

(Unaudited)

Class B Units of Investview Financial Group Holdings, LLC

As of September 30, 2025, and December 31, 2024, there were 565,000,000 Units of Class B Investview Financial Group Holdings, LLC issued and outstanding. These units were issued as consideration for the 2021 purchase of operating assets and intellectual property rights of MPower, a company controlled and partially owned by David B. Rothrock and James R. Bell, two of our board members. The Class B Redeemable Units have no voting rights but can be exchanged for 565,000,000 shares of our common stock on a one-for-one basis at any time that they are outstanding, subject to the Company’s right to redeem the Class B Units under certain circumstances, including at any time beginning on September 3, 2028. The shares of our common stock issuable upon exchange of the Class B Units were subject to a lock up agreement that has now expired. In order to properly account for the purchase transaction on the Company’s financial statements, we were required by applicable financial reporting standards to value the Class B Units issued to MPower in the transaction as of the closing date of the MPower sale transaction (September 3, 2021). For these accounting purposes, we concluded that the “fair value” of the consideration for financial accounting purposes, at the if-converted market value of the underlying common shares was $58.9 million, based on the closing market price of $0.1532 on the closing date of September 3, 2021, as discounted from $86.6 million by 32% (or $27.7 million) to reflect the significant lock up period. The “fair value” valuation of the Class B Units, however, was completed relying on a certain set of methodologies that are accepted for accounting purposes and is not necessarily indicative of the “fair market value” that may be implied relative to such Units in a commercial transaction not governed by financial reporting standards. In particular, the methodology used to value the Class B Units at their “fair value” did not take into account any blockage discounts that may otherwise apply after the expiration of the lock-up period in 2025; while other valuation methodologies, not bound by financial reporting codifications, would possibly determine that the blockage discount associated with the resale of 565 million shares after the expiration of the lock-up period, into a marketplace that has limited market liquidity, could possibly have a material downward influence on the valuation.

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

AS OF SEPTEMBER 30, 2025

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

Separately, iGenius members who purchased ndau digital currency through an Oneiro, N.A. Inc. (“Oneiro”) sponsored ndau distribution program, were also given the opportunity to participate in a TPP Program similar to the program offered to our Apex customers; which in this case was intended to provide customers who purchased ndau with a financial protection program under which such customers, provided they complied with certain TPP required claims procedures, could elect to collect a cash payout in either a five- or ten-year interval after their initial purchase. Participation in this program was also in reliance on sales and marketing materials by which TPP represented that they were a purported affiliate of a well-known global insurance brokerage firm that had sufficient capital resources, reserves, and liquidity to support any pay-outs needed to satisfy their obligations under the TPP Program. Prior to terminating the distribution of ndau in August 2023, we distributed over $16.6 million in ndau to our members purportedly supported by the TPP Program. As in the same case as had been done with respect to the Apex customers, TPP was paid substantial premiums for the program, and those premiums were included in the purchase price for the ndau program, at no additional cost to the customer.

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

INVESTVIEW, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2025

(Unaudited)

To respond to these our concerns relative to the ability of TPP to satisfy its contractual commitments, and in an effort to advance the interests of our customers, on March 28, 2025, we commenced an action against TPP , UIU Holdings LLC, Jason R. Anderson, Jacob S. Anderson, and Schad E. Brannon (collectively, the “Defendants”), in the Court of Chancery of the State of Delaware captioned Investview et al., v. UIU Holdings, LLC et al., seeking to, among other things, compel the Defendants to fulfill the commitments that were made to the Company’s customers under the TPP Program. At present, we are in the process of responding to certain procedural challenges that have been raised by the Defendants in response to the Complaint, including motions to dismiss the Complaint that we are opposing. To date, the court process has not yet addressed the substance of our claim. Due to the uncertainties and procedural delays associated with matters of litigation, and in recognition of the early-stage of the proceedings, we cannot assure that the outcome of the legal proceedings will be consistent with our objectives.

We have instituted a legal proceeding instituted to collect significant balance owed by credit card processor and clearing bank

Our financial statements as of September 30, 2025 reflect a receivables balance of $2.69 million. Of that balance, $2.13 million represents receivables that arise out of credit card transactions generated by our iGenius subsidiary. The credit card transactions that arise out of the ordinary course operations of our iGenius subsidiary are handled by credit card processors, in conjunction with their clearing banks. Over time, the balance of credit card collections being held by one of our credit card processors and its clearing bank, which are legally supposed to be held for our benefit, subject to coverage for chargebacks and other normal course collection issues, has increased to approximately $1.87 million, an amount that has been generally confirmed by the credit card processor. As they had been unresponsive to our repeated demands for payment, claiming that they were in the process of concluding their internal accounting of the amounts due and evaluating any possible exposure to chargebacks and other normal course collection issues, in March 2024, we instituted a lawsuit against this credit card processor and its clearing bank seeking, among other things, an accounting for and repayment of the withheld funds. We continue to assert our rights of recovery in the due course of the litigation. Due to the inherent delays and uncertainty of the litigation process, there can still be no assurances that we will be able to collect some or all of the funds owed to us. Should we be unable to collect some or all of the funds owed, we will be caused to incur a corollary bad debt expense of up to the uncollected amount which is currently approximately $1.87 million. Furthermore, we may be caused under generally accepted accounting principles, to incur a bad debt expense if it is determined that the amounts owed to us are unlikely to be collected, although we have not yet reached that conclusion. A charge of up to $1.87 million, which represents less than 10% of our current assets, would not have a material adverse effect upon our long-term liquidity, however, could have a material adverse effect upon our net earnings in the period incurred.

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

AS OF SEPTEMBER 30, 2025

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

INVESTVIEW, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2025

(Unaudited)

NOTE 12 – SEGMENT REPORTING

The Company has three reportable segments, Financial Education and Technology, Blockchain Technology and Crypto Mining Products and Services, and Manufacturing and Development of Health, Beauty, and Wellness Products. The reportable segments are identified based on the types of products that generate revenue.

The segment performance that the CODM uses to measure performance is net income (loss) from operations. The Company does not allocate assets to the reporting segments as its assets are primarily managed on an entity-wide basis and therefore does not disclose the total assets of its reportable operating segments.

For the three and nine months ended September 30, 2025, and 2024, there were no intersegment revenues or costs of revenues that needed to be eliminated in the Consolidated Statements of Operations.

The Financial Education and Technology segment generates revenue through membership fees. The Blockchain Technology and Crypto Mining segment generates revenue primarily through its Bitcoin mining operation. The Manufacturing and Development of Health, Beauty, and Wellness Products generates revenue primarily through the sale of health, beauty, and wellness products manufactured and sold to wholesale and retail customers.

The following table illustrates segment revenue and segment net income from operations, including significant expense items reviewed by the CODM for the three months ended September 30, 2025.

	Financial Education and Technology	Blockchain Technology and Crypto Mining Products and Services	Manufacturing and Development of Health, Beauty, and Wellness Products [1]	Total
Revenue	$7,066,734	$923,603	$1,062,271	$9,052,608

Less:
Commissions	4,008,062	-	-	4,008,062
Market experts	181,256	-	-	181,256
Credit card processing	316,779	-	-	316,779
Salary and related	399,655	56,256	416,690	872,601
Selling and marketing	356,079	-	287	356,366
Energy and hosting	-	1,052,220	-	1,052,220
Depreciation	431	126,427	-	126,858
Cost of sales	-	-	920,048	920,048
Gain on disposal of assets	-	(21,414)	-	(21,414)
General and administrative [2]	541,367	60,990	355,226	957,583

Segment net income (loss) from operations	$1,263,105	$(350,876)	$(629,980)	$282,249

[1]	The Development of Health, Beauty and Wellness Products business was acquired in October 2024.

[2]	General and administrative costs consist mainly of professional fees, contracting services, insurance, information technology and software, and other payment processing fees.

INVESTVIEW, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2025

(Unaudited)

The following table illustrates segment revenue and segment net income from operations, including significant expense items reviewed by the CODM for the three months ended September 30, 2024.

	Financial Education and Technology	Blockchain Technology and Crypto Mining Products and Services	Total
Revenue	$11,175,466	$567,415	$11,742,881

Less:
Commissions	6,270,310	-	6,270,310
Market experts	285,100	-	285,100
Credit card processing	508,183	-	508,183
Salary and related	453,766	188,761	642,527
Selling and marketing	16,563	-	16,563
Energy and hosting	-	972,466	972,466
Depreciation	460	1,034,879	1,035,339
Impairment	-	977,418	977,418
General and administrative [1]	384,300	103,300	487,600

Segment income (loss) from operations	$3,256,784	$(2,709,409)	$547,375

[1]	General and administrative costs consist mainly of professional fees, contracting services, insurance, and information technology and software.

The following table illustrates the reconciliation of segment operating income to net income before taxes for the three months ended September 30, 2025, and 2024.

	September 30, 2025	September 30, 2024
Segment income from operations	$282,249	$547,375

Reconciling items
Other profit (loss) [1]	(1,696,022)	(1,343,950)
Bank interest	53,859	17,922
Event ticket sales	221,757	-
Leasing income	63,244	63,245
All other, net	222,550	47

Net income (loss) before income taxes	$(852,363)	$(715,361)

[1]	Other profit (loss) is attributable to corporate and nonoperating segment expenses and is therefore not included in the total for segment gross profit (loss).

INVESTVIEW, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2025

(Unaudited)

The following table illustrates segment revenue and segment net income from operations, including significant expense items reviewed by the CODM for the nine months ended September 30, 2025.

	Financial Education and Technology	Blockchain Technology and Crypto Mining Products and Services	Manufacturing and Development of Health, Beauty, and Wellness Products [1]	Total
Revenue	$23,702,859	$2,615,778	$2,787,941	$29,106,578

Less:
Commissions	13,260,667	-	-	13,260,667
Market experts	542,376	-	-	542,376
Credit card processing	1,042,958	-	-	1,042,958
Salary and related	1,240,463	272,277	1,093,898	2,606,638
Selling and marketing	535,290	-	7,352	542,642
Energy and hosting	-	3,143,119	-	3,143,119
Depreciation	1,336	477,303	-	478,639
Cost of sales	-	-	2,474,715	2,474,715
Gain on Disposal of Assets	-	(113,251)	-	(113,251)
General and administrative [2]	1,509,857	266,003	909,493	2,685,353

Segment net income (loss) from operations	$5,569,912	$(1,429,673)	$(1,697,517)	$2,442,722

[1]	The Development of Health, Beauty and Wellness Products business was acquired in October 2024.

[2]	General and administrative costs consist mainly of professional fees, contracting services, insurance, information technology and software, and other payment processing fees.

The following table illustrates segment revenue and segment net income from operations, including significant expense items reviewed by the CODM for the nine months ended September 30, 2024.

	Financial Education and Technology	Blockchain Technology and Crypto Mining Products and Services	Total
Revenue	$36,232,688	$4,288,791	$40,521,479

Less:
Commissions	19,988,364	-	19,988,364
Market experts	832,800	-	832,800
Credit card processing	1,613,096	-	1,613,096
Salary and related	1,612,912	808,929	2,421,841
Selling and marketing	547,195	303	547,498
Energy and hosting	-	3,870,713	3,870,713
Depreciation	1,105	3,334,905	3,336,010
Gain on disposal of assets	-	180,223	180,223
Impairment	-	977,418	977,418
General and administrative [1]	1,035,890	282,619	1,318,509

Segment income (loss) from operations	$10,601,326	$(5,166,319)	$5,435,007

[1]	General and administrative costs consist mainly of professional fees, contracting services, insurance, information technology and software, and other payment processing fees.

INVESTVIEW, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2025

(Unaudited)

The following table illustrates the reconciliation of segment operating income to net income before taxes for the nine months ended September 30, 2025, and 2024.

	September 30, 2025	September 30, 2024
Segment income from operations	$2,442,722	$5,435,007

Reconciling items
Other profit (loss) [1]	(4,384,585)	(3,908,099)
Bank interest	154,394	46,798
Event ticket sales	274,430	350,635
Leasing income	189,733	300,248
All other, net	222,368	31,979

Net income (loss) before income taxes	$(1,100,938)	$2,256,568

[1]	Other profit (loss) is attributable to corporate and nonoperating segment expenses and is therefore not included in the total for segment gross profit (loss).

NOTE 13 – ACQUISITION

On October 11, 2024, Renu Laboratories LLC (a wholly owned subsidiary of myLife Wellness Company which is a wholly owned subsidiary of Investview, Inc.) closed on the purchase of the business and assets of Renu Labs, Inc. (“Seller”), along with a 100% ownership interest in Goldman’s Pharmaceuticals LLC and a 50% ownership interest in ELRT Technologies, LLC (together known as “Renu Labs”) from Gregg Hanson. Renu Labs is a manufacturer of proprietary and other health, beauty, and wellness products. The total purchase price of Renu Labs was $1,780,000.

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

INVESTVIEW, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2025

(Unaudited)

NOTE 14 – INCOME TAXES

For the periods ended September 30, 2025 and 2024, the Company used a discrete effective tax rate method for recording income taxes, as compared to an estimated full year annual effective tax rate method, as an estimate of the annual effective tax rate cannot be made.

Provision for Income taxes for the three and nine months ended September 30, 2025 was $4,000 and $15,000, respectively, resulting in an effective tax rate of (0.5)% and (1.4)%, respectively. Provision for Income taxes for the three and nine months ended September 30, 2024 was $95,287 and $864,429, respectively, resulting in an effective tax rate of (13.3)% and 38.3%, respectively. The provision for income taxes was primarily impacted by pretax book income, permanent differences, and by the change in valuation allowance on deferred tax assets.

NOTE 15 – SUBSEQUENT EVENTS

In accordance with ASC Topic 855, Subsequent Events, we have evaluated subsequent events through the date of this filing and have determined that the following events require disclosure.

During the period subsequent to period end, according to the stock repurchase program (see NOTE 10), the Company bought back 1,736,259 shares of their own common stock for $46,084. These shares are being held by the Company in Treasury.

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

During October 2025, the Company invested $1.25 million in Dream SPV VA LLC, a special purpose vehicle organized by Dream Ventures LLC, which participated in an exempt private placement in an early-stage enterprise developing next generation nuclear power and infrastructure technologies. These technologies are designed to address the rapidly expanding energy requirements of high-demand industries, including artificial intelligence (AI), data centers, and advanced manufacturing. The investment comes amid renewed momentum around modular, rapidly deployable energy systems, supported by recent federal initiatives and Department of Energy programs promoting advanced-reactor innovation.

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

Business Overview

We operate a diversified financial technology services company operating across multiple business units that feature the sale of financial education products and services through a global network of independent distributors, the manufacture and sale of consumer health, wellness and nutrition products, an early-stage online trading broker-dealer platform for self-directed retail investors, and a sustainable blockchain technology focused on Bitcoin mining and related infrastructure.

Results of Operations

Three Months Ended September 30, 2025 Compared to Three Months Ended September 30, 2024

Revenues

	Three Months Ended September 30,		Increase
	2025	2024	(Decrease)
	(unaudited)	(unaudited)
Membership revenue, net of refunds, incentives, credits, and chargebacks	$7,066,734	$11,175,466	$(4,108,732)
Mining revenue	923,603	567,415	356,188
Health and wellness product sales	1,029,673	-	1,029,673
Other revenue	32,598	-	32,598
Total revenue, net	$9,052,608	$11,742,881	$(2,690,273)

Total revenue, net, decreased $2,690,273, or 23%, from $11,742,881 for the three months ended September 30, 2024, to $9,052,608 for the three months ended September 30, 2025. The reduction in total revenue, net, can be attributed to a $4.1 million contraction in our membership revenue, partially offset by an increase of $356 thousand and $1.0 million in mining revenue and our health and wellness product sales, respectively. The $4.1 million (37%) decrease in membership revenue was due to the global macroeconomic downturn as individuals re-evaluated their spending priorities, lifestyle habits, and engagement preferences, causing a slowdown in direct sales and home-based businesses. This decrease was offset by the $356 thousand or 63% increase in mining revenue, a direct result of an increase in the price of Bitcoin, partially offset by an increase in Bitcoin Network Difficulty and a $1.0 million increase in health and wellness product sales that arose from our October 2024 acquisition of the business and assets of Renu Laboratories, Inc.

Operating Costs and Expenses

	Three Months Ended September 30,		Increase
	2025	2024	(Decrease)
	(unaudited)	(unaudited)
Cost of sales and service	$2,153,524	$1,257,569	$895,955
Commissions	4,008,062	6,270,310	(2,262,248)
Selling and marketing	356,556	16,751	339,805
Salary and related	1,773,323	1,471,649	301,674
Professional fees	536,090	416,410	119,680
Impairment expense	-	977,418	(977,418)
Gain on disposal of assets	(21,414)	-	(21,414)
General and administrative	1,284,273	2,031,269	(746,996)
Total operating costs and expenses	$10,090,414	$12,441,376	$(2,350,962)

Operating costs decreased $2,350,962 or (19%), from $12,441,376 for the three months ended September 30, 2024, to $10,090,414 for the three months ended September 30, 2025. The decrease can be explained by a reduction in commissions of $2.3 million, which was a result of a decrease in our membership revenue, a reduction in general and administrative expenses of $747 thousand, which was a result of decreases in credit card processing fees due to the decreases in our membership revenue, decreases in costs related to our mining operations, and a reduction in selling and marketing expenses of $340 thousand, which was due to a decrease in costs associated with promotional events iGenius held during the three months ended September 30, 2025 and 2024. Additionally, there was a decrease of $977 thousand in impairment expense as our mining equipment was written down in the prior year period, with no similar write down in the current period. These decreases were partially offset by an increase in compensation of $302 thousand and an increase in the cost of sales and services of $896 thousand, which was a result of the acquisition of our health, beauty, and wellness business that was acquired in October of 2024.

Other Income and Expenses

	Three Months Ended September 30,
	2025	2024	Change
	(unaudited)	(unaudited)
Gain (loss) on settlement	$(111,277)	$-	$(111,277)
Gain (loss) on fair value of derivative liability	(20)	2,034	(2,054)
Realized gain (loss) on digital assets	(42,737)	1,558	(44,295)
Unrealized gain (loss) on digital assets	219,771	-	219,771
Interest expense	(4,726)	(4,726)	-
Interest expense, related parties	(310,594)	(310,594)	-
Other income (expense)	435,026	294,862	140,164
Total other income (expense)	$185,443	$(16,866)	$202,309

We recorded other income of $185,443 for the three months ended September 30, 2025, which was an increase of $202,309, or 1200%, from the prior year other expense of $16,866. The change is mainly due to an unrealized gain on digital assets in the current period of $220 thousand compared to no unrealized gain or loss in the prior year due to the Company’s adoption of ASU No. 2023-08, as shown in NOTE 5 of the financial statements included in this filing, for the year ended December 31, 2025, effective as of January 1, 2025. The change is also due to an increase in other income in the current period of $140 thousand, as a result of an increase in ticket sales from an iGenius promotional event, partially offset by a $111 thousand loss on settlement during the current period.

Nine Months Ended September 30, 2025 Compared to Nine Months Ended September 30, 2024

Revenues

	Nine Months Ended September 30,		Increase
	2025	2024	(Decrease)
	(unaudited)	(unaudited)
Membership revenue, net of refunds, incentives, credits, and chargebacks	$23,702,859	$36,232,688	$(12,529,829)
Mining revenue	2,615,778	4,288,791	(1,673,013)
Health and wellness product sales	2,709,692	-	2,709,692
Other revenue	78,249	-	78,249
Total revenue, net	$29,106,578	$40,521,479	$(11,414,901)

Total revenue, net, decreased $11,414,901, or 28%, from $40,521,479 for the nine months ended September 30, 2024, to $29,106,578 for the nine months ended September 30, 2025. The reduction in total revenue, net, can be attributed to a $12.5 million contraction in our membership revenue and a $1.7 million contraction in our mining revenue, partially offset by an increase of $2.7 million in health and wellness product sales and an increase of $78 thousand in other revenue, also related to our health and wellness product sales. The $12.5 million (35%) decrease in membership revenue was due to the global macroeconomic downturn as individuals re-evaluated their spending priorities, lifestyle habits, and engagement preferences, causing a slowdown in direct sales and home-based businesses. The $1.7 million (39%) decrease in mining revenue was a result of “Bitcoin Halving” which occurred on April 19, 2024, decreasing the reward to 3.125 Bitcoin per block solved from the previous reward rate of 6.25 Bitcoin per block solved, an increase in Bitcoin Network Difficulty, partially offset by an increase in the price of Bitcoin. These decreases were offset by a $2.7 million increase in health and wellness product sales and a $78 thousand increase in other revenue related to our health and wellness sales that arose from our October 2024 acquisition of the purchase of the business and assets of Renu Laboratories, Inc.

Operating Costs and Expenses

	Nine Months Ended September 30,		Increase
	2025	2024	(Decrease)
	(unaudited)	(unaudited)
Cost of sales and service	$6,160,210	$4,703,513	$1,456,697
Commissions	13,260,667	19,988,364	(6,727,697)
Selling and marketing	543,214	548,559	(5,345)
Salary and related	5,202,824	4,859,463	343,361
Professional fees	1,554,123	1,201,406	352,717
Impairment expense	-	977,418	(977,418)
Gain (loss) on disposal of assets	(113,251)	180,223	(293,474)
General and administrative	3,966,771	6,435,522	(2,468,751)
Total operating costs and expenses	$30,574,558	$38,894,468	$(8,319,910)

Operating costs decreased $8,319,910 or (21%), from $38,894,468 for the nine months ended September 30, 2024, to $30,574,558 for the nine months ended September 30, 2025. The decrease can be explained by a reduction in commissions of $6.7 million, which was a result of a decrease in our membership revenue, a reduction in general and administrative expenses of $2.5 million, which was a result of decreases in credit card processing fees due to the decreases in our membership revenue, a decrease in depreciation related to our mining equipment, partially offset by an increase in contract services, and a $113 thousand loss on the sale of mining equipment. Additionally, there was a decrease of $977 thousand in impairment expense related to our mining equipment in 2024. These decreases were partially offset by an increase in compensation of $343 thousand, increases in professional fees of $353 thousand, and an increase in the cost of sales and services of $1.5 million, which was a result of the acquisition of our health, beauty, and wellness business that was acquired in October of 2024.

Other Income and Expenses

	Nine Months Ended September 30,
	2025	2024	Change
	(unaudited)	(unaudited)
Gain (loss) on settlement	$(111,277)	$-	$(111,277)
Gain (loss) on fair value of derivative liability	133	5,434	5,301
Realized gain (loss) on digital assets	77,006	284,112	(207,106)
Unrealized gain (loss) on digital assets	399,029	-	399,029
Interest expense	(16,682)	(14,076)	(2,606)
Interest expense, related parties	(929,008)	(929,934)	926
Other income (expense)	947,841	1,284,021	(336,180)
Total other income (expense)	$367,042	$629,557	$(262,515)

We recorded other income of $367,042 for the nine months ended September 30, 2025, which was a decrease of $262,515, or 42%, from the prior year’s other income of $629,557. The change is due to a realized gain on digital assets in the current period of $77 thousand compared to a gain of $284 thousand in the prior year and a decrease in other income in the current period of $336 thousand, as a result of a decrease in lease payments received under a structured equipment lease agreement, a decrease in ticket sales from a promotional event iGenius held during the nine months ended September 30, 2024, and a loss on settlement. These decreases were partially offset by an unrealized gain on digital assets in the current period of $399 thousand compared to no unrealized gain or loss in the prior year due to the Company’s adoption of ASU No. 2023-08, as shown in NOTE 5 of the financial statements included in this filing, for the year ended December 31, 2025, effective as of January 1, 2025.

Liquidity and Capital Resources

During the nine months ended September 30, 2025, we met our short-and long-term working capital and capital expenditure requirements. At September 30, 2025, we had a total of $15.1 million in cash and cash equivalents, which we believe is sufficient to meet our debt service, preferred stock dividend payments and all other obligations in a timely manner and be able to meet our objectives.

During the nine months ended September 30, 2025, we recorded net loss from operations of $1,467,980 and net loss of $1,111,938. As of September 30, 2025, we have unrestricted cash of $15,080,456. Also, as of September 30, 2025, our current assets exceeded our current liabilities to result in working capital of $12,313,762 and our digital asset balance was reported at a fair value of $3,794,502. Management does not believe there are any liquidity issues as of September 30, 2025.

Critical Accounting Policies

Basis of Accounting

Our policy is to prepare our financial statements on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations (Regulation S-X) of the Securities and Exchange Commission (the “SEC”) and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the nine months ended September 30, 2025, are not necessarily indicative of the operating results that may be expected for our year ending December 31, 2025, as will be included in the filing of our Annual Report on Form 10-K for the year ending December 31, 2025. These unaudited condensed consolidated financial statements should be read in conjunction with the December 31, 2024 consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2024.

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

Digital Assets

Digital assets are included in non-current assets on the Consolidated Balance Sheets due to the Company’s intent to retain and hold bitcoin. Proceeds from the sale of digital assets and the purchase of digital assets are included within investing activities in the accompanying Consolidated Statement of Cash Flows. Digital Assets awarded to the Company through its mining activities and collected for membership revenue are accounted for in connection with the Company’s revenue recognition policy. Following the adoption of Accounting Standards Update (“ASU”) 2023-08 effective January 1, 2025, the Company measures digital assets at fair value with changes recognized in other income (expense) in the Consolidated Statement of Operations. The Company tracks its cost basis of digital assets by-wallet in accordance with the first-in-first-out (“FIFO”) method of accounting. Refer to “NOTE 5 – DIGITAL ASSETS”, in our financial statements for further information regarding the Company’s impact of the adoption of ASU 2023-08.

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

We evaluate the recoverability of long-lived assets based upon future net cash flows expected to result from the asset, including eventual disposition. Should impairment in value be indicated, the carrying value of intangible assets will be adjusted and an impairment loss is recorded equal to the difference between the asset’s carrying value and fair value or disposable value. During the nine months ended September 30, 2025 and 2024, $0 and $977,418 of impairment was recorded, respectively.

Revenue Recognition

Membership Revenue

Most of our revenue is generated by membership sales and payment is received at the time of purchase. We recognize membership revenue in accordance with ASC Subtopic 606-10, Revenue from Contracts with Customers (“ASC 606-10”), where revenue is measured based on a consideration specified in a contract with a customer and recognized when we satisfy the performance obligation specified in each contract. Our performance obligation is to provide our tools, products, and content over a fixed membership period; therefore, we recognize revenue ratably over the membership period and deferred revenue is recorded for the portion of the membership period subsequent to each reporting date. Additionally, we offer a designated trial period to first-time membership customers, during which a full refund can be requested if a customer does not wish to continue with the membership. Revenues are deferred during the trial period as collection is not probable until that time has passed. Revenues are presented net of refunds, sales incentives, credits, and known and estimated credit card chargebacks. As of September 30, 2025, and December 31, 2024, our deferred revenues for membership revenue were $1,597,281 and $1,905,734, respectively.

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

Health and Wellness Product Sales and Other Revenue

Through our wholly owned subsidiary, Renu Laboratories LLC, we generate revenue by manufacturing and selling health, beauty, and wellness products. We recognize health and wellness product sales revenue in accordance with ASC 606-10. The Company’s performance obligation is complete when control of the promised goods is transferred to a customer, at which time the Company recognizes revenue in an amount that reflects the consideration the Company expects to receive in exchange for those goods. The Company terms for the sale are based on free on board (FOB) shipping point, where the control passes to the customer once the product leaves our warehouse. The Company determines collectability by requiring certain customers to pay before control is transferred and by performing ongoing credit evaluations and monitoring customer accounts receivable balances. As of September 30, 2025, and December 31, 2024, deposits collected from customers for orders to be filled at a future date were $593,096 and $1,014,164, respectively, which are recorded as deferred revenue in the Consolidated Balance Sheets.

Shipping and direct costs charged to customers, along with fees collected from customers for storing their products in our warehouse facility located in Warminster, Pennsylvania are included in revenue as Other Revenue. Shipping and direct costs incurred by the Company are included in Cost of Sales and Service.

Revenue generated for the three months ended September 30, 2025, was as follows:

	Membership revenue	Mining revenue	Health and wellness product sales	Other Revenue	Total
Gross billings/receipts	$7,526,954	$923,603	$1,041,851	$32,598	$9,525,006
Refunds, incentives, credits, and chargebacks	(460,220)	-	(12,178)	-	(472,398)
Net revenue	$7,066,734	$923,603	$1,029,673	$32,598	$9,052,608

Foreign revenues for the three months ended September 30, 2025 were approximately $6.1 million while domestic revenue for the three months ended September 30, 2025 was approximately $3.0 million.

Revenue generated for the three months ended September 30, 2024, was as follows:

	Membership Revenue	Mining Revenue	Total
Gross billings/receipts	$12,023,415	$567,415	$12,590,830
Refunds, incentives, credits, and chargebacks	(847,949)	-	(847,949)
Net revenue	$11,175,466	$567,415	$11,742,881

Foreign revenues for the three months ended September 30, 2024 were approximately $10.3 million while domestic revenue for the three months ended September 30, 2024 was approximately $1.4 million.

Revenue generated for the nine months ended September 30, 2025, was as follows:

	Membership revenue	Mining revenue	Health and wellness product sales	Other Revenue	Total
Gross billings/receipts	$25,166,094	$2,615,778	$2,722,041	$78,249	$30,582,162
Refunds, incentives, credits, and chargebacks	(1,463,235)	-	(12,349)	-	(1,475,584)
Net revenue	$23,702,859	$2,615,778	$2,709,692	$78,249	$29,106,578

Foreign revenues for the nine months ended September 30, 2025 were approximately $20.4 million while domestic revenue for the nine months ended September 30, 2025 was approximately $8.7 million.

Revenue generated for the nine months ended September 30, 2024, was as follows:

	Membership Revenue	Mining Revenue	Total
Gross billings/receipts	$38,580,943	$4,288,791	$42,869,734
Refunds, incentives, credits, and chargebacks	(2,348,255)	-	(2,348,255)
Net revenue	$36,232,688	$4,288,791	$40,521,479

Foreign revenues for the nine months ended September 30, 2024 were approximately $33.1 million while domestic revenue for the nine months ended September 30, 2024 was approximately $7.4 million.

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

Changes in Internal Controls

There were no changes in our internal controls over financial reporting during the fiscal quarter ended September 30, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Later in 2024, we and one of our independent distributors received an enforcement action from the financial regulators in Quebec, Canada, known as the Autorité des marchés financiers (the “AMF”), in which they challenged certain marketing communications made by this particular distributor that they characterized as “inappropriate”, and as well, alleged that iGenius was inappropriately engaging in regulated securities activity without being appropriately registered to do so in Quebec. In discussions with the AMF, it became clear that the focus of their inquiry was on certain “touting” of financial results by this particular distributor which we concluded was unauthorized and in violation of our own internal policies and we terminated the distributor. As well, the AMF asserted that iGenius acted in contravention of securities regulations that require registration to effectuate the sale of securities in Quebec, by failing to register with the AMF while enabling its members to gain access to certain third-party “robotic” trading platforms, even though iGenius, among others: (x) derives no direct financial benefit from these introductions; and (b) has no involvement with the provision of services by the third-party to whom its members are introduced. Even though we believe that our iGenius business fully complies with all applicable securities laws, due to the immaterial scope and scale of our operations in Quebec, Canada, we have entered into a settlement agreement with the AMF to resolve the matter. In the settlement agreement, iGenius agreed to pay a CAD $15,000 administrative penalty, institute an online geoblock throughout Canada preventing customer access to certain third-party providers of robotic trading platforms, and accepted the AMF’s position that iGenius introduced its members to third-party software providers without being registered with the AMF in contravention of Section 148 of the Quebec Securities Act. The Financial Markets Administrative Tribunal approved the settlement agreement in an order dated August 28, 2025. The AMF’s case against the former iGenius distributor is ongoing.

Although we have concluded that our iGenius business unit operates generally in compliance with applicable securities rules and regulations, our completed settlements with the OSC and AMF could expose us to similar claims from other securities regulators in the United States and in other foreign countries in which we operate. Were such claims to be made, we could be exposed to having to defend our business model in protracted and costly legal disputes, or else engage in similar settlements in which we agree to limit the geographic scope of our operations, either of which alternatives could have an adverse effect on our liquidity and operations.

Sales of substantial amounts of our common stock in the public markets or the perception that sales might occur, could cause the trading price of our common stock to decline.

In April 2025, the lock up agreement with our current and former officers, directors and certain of our significant shareholders expired by its terms. As a result, 381,205,961 shares of our common stock held by such current and former officers, directors and significant shareholders are available for sale in the open market. In addition, 565 million shares of our common stock issuable upon the redemption of Class B Redeemable Units of our IFGH subsidiary that were issued in September 2021 in connection with our acquisition of the algorithmic trading platform of MPower are also no longer subject to the lock up agreement. Since 2021, these Class B Redeemable Units were held by MPower, but subject to a lock-up agreement. Following the May 2025 expiration of the lock up agreement, MPower began the process of winding down its operations and distributing the Class B Redeemable Units to its members who will have the option to redeem such Class B Redeemable Units for shares of our common stock at any time. The redemption of up to 565 million Class B Redeemable Units and the corollary sale of up to 565 million shares of our common stock in the public trading market, or the perception that sales of that magnitude might occur, could cause the trading price of our common stock to decline.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 – MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5 – OTHER INFORMATION

During the three months ended September 30, 2025, no director or “officer” as defined in Rule 16a-1(f) under the Exchange Act adopted or terminated any Rule 10b5-1 trading arrangements or any non-Rule 10b5-1 trading arrangements, in both cases as defined in Item 408 of Regulation S-K.

In October 2025, the Company invested $1.25 million in Dream SPV VA LLC, a special purpose vehicle organized by Dream Ventures LLC, which participated in an exempt private placement in an early-stage enterprise developing next generation nuclear power and infrastructure technologies. These technologies are designed to address the rapidly expanding energy requirements of high-demand industries, including artificial intelligence (AI), data centers, and advanced manufacturing. The investment comes amid renewed momentum around modular, rapidly deployable energy systems, supported by recent federal initiatives and Department of Energy programs promoting advanced-reactor innovation.

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

INVESTVIEW, INC.

Dated: November 13, 2025	By:	/s/ Victor M. Oviedo
Victor M. Oviedo
Chief Executive Officer
(Principal Executive Officer)

Dated: November 13, 2025	By:	/s/ Ralph R. Valvano
Ralph R. Valvano
Chief Financial Officer
(Principal Financial Officer and Accounting Officer)