Form 10-K
period 2025-12-31
Investview, Inc.
filed 2026-03-31
CIK 862651

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2025

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

As of June 30, 2025, the aggregate market value of the issued and outstanding common stock held by non-affiliates of the registrant, based upon the closing price per share of $0.0104 of the common stock on the last business day of the registrant’s most recently completed second fiscal quarter as reported on the OTCQB, was approximately $19,336,011.

As of March 20, 2026, there were 1,846,247,352 shares of common stock par value $0.001 per share, outstanding.

Documents incorporated by reference: NONE

INVESTVIEW, INC.

2025 FORM 10-K ANNUAL REPORT

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

We and our representatives may from time to time make written or oral statements that are “forward-looking”, including statements contained in Item 1. “Business” and Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” within this Form 10-K, in our other filings with the SEC, or in reports to our stockholders. In some cases, we have identified forward-looking statements by such words or phrases as “will likely result,” “is confident that,” “expect,” “expects,” “should,” “could,” “may,” “will continue to,” “believe,” “believes,” “anticipates,” “predicts,” “forecasts,” “estimates,” “projects,” “potential,” “intends” or similar expressions identifying “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, including the negative of those words and phrases. Such forward-looking statements are based on our current views and assumptions regarding future events, future business conditions and the outlook for the company based on currently available information. These forward-looking statements may include projections of our future financial performance, our anticipated growth strategies, and anticipated trends in our business. These statements are only predictions based on our current expectations and projections about future events. These statements involve known and unknown risks, uncertainties and other factors that may cause actual results to be materially different from any results, levels of activity, performance or achievements expressed or implied by any forward-looking statement. The below section entitled “Summary Risk Factors” highlights some of the risks we are exposed to in the normal course of our business activities. This summary is not complete, and the risks summarized below are not the only risks we face. You should review and consider carefully the risks and uncertainties described in more detail in Part I, Item 1A, “Risk Factors,” of this Form 10-K, which includes a more complete discussion of the risks summarized below as well as a discussion of other risks related to our business and an investment in our common stock. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Although we believe the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, level of activity, performance, or achievements. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of any of these forward-looking statements. We are under no duty to update any of these forward-looking statements after the date of this Form 10-K to conform our prior statements to actual results or revised expectations.

Summary Risk Factors:

●	Our ability to successfully respond to challenges that may arise from federal, state, and local governmental agencies in the United States and foreign countries, which consider many direct selling programs to constitute illegal “pyramid schemes”, even though we believe the direct selling business model we operate in our Conectiv business is in material compliance with applicable legal standards;
●	The adverse impact on our Conectiv direct selling business unit should we not succeed in defending ourselves from a legal proceeding initiated by a Polish governmental agency alleging that our direct selling activities violate Polish laws and regulations generally intended to prevent fraudulent or deceptive schemes, often referred to as “pyramid” schemes;
●	The adverse impact on our Conectiv direct selling unit should we not succeed in defending ourselves from a legal proceeding initiated by a Polish governmental agency since we would be subject to a substantial fine, and a cease and desist order, and we could be exposed to a cascading series of similar penalties throughout the European Union; which would have a far-reaching adverse impact on us since a majority of our Conectiv revenue is sourced in Europe;
●	The possible adverse impact on us should we have to defend any material customer claims that may arise if Total Protection Plus, a third-party vendor, fails to honor its obligation to underwrite, manage and administer a “guaranteed assets buy-back product” on behalf of our Apex program customers and customers of ours that purchased ndau, even though we don’t believe that we should be liable from a legal perspective for our role in the transaction;
●	The unfavorable publicity that arose from the SEC inquiry that commenced during November 2021, even though we settled that matter in 2025;
●	The dilutive impact that may arise upon the conversion into common stock, if at all, of existing convertible notes purchased during 2020 by DBR Capital, an affiliate of our Chairman, David B. Rothrock;
●	The substantial interest expense we incur in servicing the existing convertible notes from DBR Capital;
●	The dilutive impact that may arise should DBR Capital provide additional convertible loans to the Company during 2026 and thereafter, and seek to convert those loans into additional shares of our common stock;
●	The impact of special governance rights granting significant control to DBR Capital;
●	The potential adverse effects if we are required to defend allegations that our direct selling activities involving the sale of financial education products and services may involve the sale of unregistered securities, particularly as we have settled similar allegations asserted by securities regulators in Ontario, Canada and Quebec, Canada;
●	The risk that we will be unable to yield the expected benefits associated with our planned development of a new Brokerage and Financial Markets business unit due to the delays in the start-up of the platform;
●	The impact on our Bitcoin business unit and our need for significant electrical power, particularly as we currently rely on a sole electrical source provider in Northern Europe, and in light of significant power supply curtailment from the electrical power authority that has caused the revenue of that unit to decrease materially;
●	Whether we can recover from the downturn in our Bitcoin business we encountered during 2024 and 2025 when we were confronted with adverse market conditions as a result of a combination of a curtailment of energy supply and decreasing prices in the Bitcoin market, which in turn caused us to substantially curtail the scope of our Bitcoin mining operations;

●	Our ability to manage the expensive and time-consuming legal proceedings, including regulatory proceedings and investigations, to which we have been subject;
●	The contraction in the revenues and net income of our Conectiv business unit during the past several years, which we believe is largely attributable to, among others, responding to regulatory pressures as well as macroeconomic influences following the winding down of Covid-19 as a global pandemic;
●	The risk that we will be unable to yield the potential benefits of a significant private investment we have made in a special-purpose vehicle and early-stage company developing next-generation nuclear power and infrastructure technologies engineered to support the energy needs of high-demand industries such as military installations, artificial intelligence (AI), data centers, and advanced manufacturing;
●	Potential adverse effects due to our acceptance, disbursement and holding of cryptocurrency, including additional tax and regulatory requirements;
●	The impact of interested party transactions with certain of our officers and directors on our business, operating results, and ability to obtain additional funding;
●	The impact of adverse economic developments in the securities markets or the domestic or international economy in general;
●	The impact of possible disruptions in our operations and potential liabilities resulting from potential cyber events;
●	The inability to compete and grow in highly competitive markets in a cost-effective manner;
●	The impact of climate change, including compliance with regulatory and legislative developments related thereto;
●	The failure to comply with government regulations to the extent they have an impact on our health, beauty, and wellness products;
●	Disruption in our supply chain and changes to tax or trade policy;
●	The limitations on our ability to raise capital in private financing caused by the terms of our 2025 settlement with the SEC may make it more difficult for us to raise additional capital to the extent needed to execute on our growth plan;
●	Volatility of the market price of our common stock;
●	The impact on the trading price of our common stock in the future, as sales of substantial amounts of our common stock in the public markets may occur due to the expiration of lock-up agreements in April 2025;
●	The inability to protect our proprietary rights and prevent infringement on the proprietary rights of others;
●	Recent investments we made in a private investment opportunity for which we invested approximately 30% of our net assets (exclusive of cash and government securities), expose us to a concentration of illiquid assets, which could increase volatility, investment and market risk; and
●	If our investments exceed 40% of our assets (excluding cash and government securities), we could be required to register as an investment company under the Investment Company Act, which could subject us to significant additional expenses and regulatory burden.

PART I

Item 1. Business

General

Investview, Inc., a Nevada corporation (which we refer to as “we,” “us,” “our,” “Investview,” or the “Company”), operates a diversified series of business units across key sectors, including a direct-to-consumer (“DTC”) marketing platform designed to promote, sell, and distribute its products and services through a global network of independent distributors directly to end users without reliance on traditional retail intermediaries; a manufacturing, marketing, and sales division focused on proprietary over-the-counter aesthetics, health, nutrition and cognitive wellness products for distribution across wholesale and retail markets through our DTC marketing platform and otherwise; an early-stage online trading platform that intends to offer self-directed retail brokerage services; and a business unit that owns and operates a sustainable blockchain business focused on bitcoin mining.

Direct-to-Consumer marketing platform

Since our founding, through our wholly-owned subsidiary Conectiv, LLC, formerly known as iGenius, LLC, we deliver multiple tools, products, and content, both domestically and internationally, through a direct selling network of independent distributors. Our tools, products and content were offered through a membership-based revenue model to a large base of customers that we refer to as “members”. These tools, products, and content are designed to assist the self-directed investor in successfully navigating the financial markets and include access to our comprehensive library of financial education content, as well as access to live and recorded education sessions and trade alerts provided by experienced third-party independent market professionals. We also offer access to education and software applications that are designed to assist our members in debt reduction, increased savings, budgeting, and tax management. In addition to financial education technology and tools, Conectiv members also gain access to a variety of member benefits provided through third-party partnerships and affinity arrangements.

Within our network of independent distributors, we have multiple tiers of membership at varying upfront and monthly costs, which provide members with the ability to meet their product needs and price point. We offer first-time members a guarantee of satisfaction, whereby, during the designated trial period (14 days from initial purchase), if the member for any reason is not satisfied with our tools, products, or content, the member may request a full refund.

We believe that the use of a direct selling distribution network is an effective way to market our tools, products, and content for purchase because demand for financial education and other services is strengthened by the ongoing personal contact between members and distributors. In addition, most of our distributors are members and use our tools, products, and content themselves, and therefore can provide first-hand testimonials, which can serve as a powerful sales tool.

Although the principal focus of our direct selling network had historically focused on the distribution of our financial education and technology products, we believe the network has the capability to market and sell products and services across the globe. One of our business objectives has been to identify and develop new business opportunities that generate additional content to offer through our network, particularly products and services from our other business units. Toward that end, in conjunction with the rebranding of our direct selling business unit from iGenius to Conectiv LLC (“Conectiv”), we have now launched the Company’s strategic expansion beyond financial education and marks a strategic expansion of our business model to now encompass a Direct-to-Consumer marketing platform that is designed to promote, sell, and distribute its products and services directly to end users without reliance on traditional retail intermediaries. The platform is intended to integrate digital marketing, e-commerce, customer relationship management, and data analytics capabilities to support a seamless customer acquisition and engagement lifecycle that will now feature health, wellness, and lifestyle-focused offerings designed to better serve our global community of members and distributors. Under the Conectiv brand, the Company will continue to provide its existing financial education products and services, while also supporting initiatives that will include: (i) health and wellness-related products and initiatives; (ii) lifestyle-oriented benefits and exclusive perks for members; and (iii) broader community-driven initiatives designed to deepen engagement, enhance member value, and create meaningful impact worldwide. The rebrand and expansion of our direct selling business unit represents a strategic initiative designed to strengthen the Company’s market positioning, diversify its offerings, and pursue additional opportunities for growth across global markets.

Blockchain Technology and Crypto Mining Products and Services

Through our wholly owned subsidiary, SAFETek, LLC, we operate a vertically integrated, sustainability-focused blockchain infrastructure business specializing in Bitcoin mining and transaction validation. SAFETek owns 3,455 advanced ASIC miners and actively operates 1,920 at a hosted data center in Northern Europe, powered entirely by renewable energy sources—primarily hydropower and geothermal.

As of December 31, 2025, SAFETek maintained a deployed hash rate of 0.183 Exahash per second (EH/s) and produced 31.96 Bitcoin—a 63% decrease from the 85.92 Bitcoin mined in 2024. This reduction was primarily driven by the April 2024 Bitcoin halving, which cut block rewards by 50%, a more than 35% increase in network difficulty, and government-mandated energy curtailments resulting from low hydroelectric reservoir levels in our host country.

Despite the decline in production, these power curtailments reduced overall energy costs and helped mitigate operating losses under our existing power purchase agreements, transforming a potential setback into a cost-management exercise to minimize costs while we on-board additional hashing capacity, along with a reduction of 34% in energy costs, with the goal of improving operating performance over time.

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

Bitcoin mined is strategically allocated to support infrastructure reinvestment, cover operational expenses, and build a long-term digital asset reserve. In select cases, it is also utilized to support performance-based compensation programs within our Conectiv distribution business and to pay dividends on our 13% Series B Preferred Stock.

Looking ahead, we are evaluating strategic hosting infrastructure acquisition opportunities that align with our cost-optimization goals and present strong return potential.

Brokerage and Financial Technologies Services

In March 2024, the Company advanced its financial services strategy with the acquisition of Opencash Securities LLC (“Opencash”), an early-stage registered broker-dealer. This strategic acquisition is intended to position the Company to capitalize on the rapidly expanding online retail brokerage market.

Opencash is being developed as a modern, intuitive electronic trading platform experience accessible via both a mobile app and a web-based desktop interface. Designed to offer low-cost, commission-free trading of stocks, ETFs, and options, the platform is expected to support our broader mission to democratize access to financial markets. It is currently in the advanced stages of application development, clearing integration, infrastructure build-out, and system testing, in preparation for future commercialization.

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

While Opencash remains in the pre-commercialization phase, pending final certification testing, we have achieved significant milestones in advancing the platform’s development, regulatory positioning, and user experience. We believe these efforts will position Opencash to enter the market as early as the second quarter of 2026 with a modern, customer-first brokerage model built around low-cost, commission-free trading. As we continue to execute on our strategy, we believe the platform has the potential to become a competitive and scalable financial services offering that expands access, enhances transparency, and delivers meaningful value to customers worldwide.

Manufacture and Development of Health, Beauty, and Wellness Products

In October 2024, we entered the over-the-counter health, beauty, and wellness market when our subsidiary, myLife Wellness Company (“myLife Wellness”), acquired the business of Renu Laboratories, Inc. (“Renu Labs”), a contract developer and manufacturer, producing both proprietary and non-proprietary health, beauty, and wellness products for our wholly owned subsidiary myLife Wellness, LLC and third-party clients. It is our expectation that myLife Wellness will serve as our marketing and e-commerce platform for the products developed and manufactured by Renu Labs, with a focus on aesthetics, health, nutrition, and cognitive wellness. These products are expected to be distributed through both retail and wholesale channels. In addition to operating as a standalone platform, myLife Wellness will also collaborate with our affiliated business platform, Conectiv, to promote and offer myLife products to its global membership base and its customers. Over the next 12 months, we plan to expand the myLife Wellness product line, enhancing our position in the health and wellness industry and supporting our broader strategy for global growth.

Sales and Marketing

Our Conectiv unit markets its financial tools, content, products, and travel benefits through a network of independent “distributors” located both within and outside the United States using a direct sales model. Approximately 90% of our independent distributors are members who have elected to participate in our distribution program, and approximately 9% of our members currently also qualify as distributors. We implement and maintain policies and procedures applicable to our members and independent distributors, supported by ongoing compliance training and active monitoring. We motivate our independent distributors by offering high quality tools, products, and content, along with product support and financial incentives. Conectiv members are eligible to earn bonuses on sales of new memberships and on upgrades sold to their personally enrolled members. Such bonuses vary based on the applicable membership. In addition, distributors may earn when their personally enrolled members renew their memberships. We believe that the opportunity to earn bonuses and commissions is a significant factor in retaining our most active and productive distributors.

In the United States, we generally sell and collect proceeds on our products through ACH, wire transfers, and credit card transaction. We also periodically accept Bitcoin as a form of payment and use it to satisfy liabilities and certain operating expenses.

We currently market our over-the-counter health, beauty, and wellness products through our subsidiary myLife Wellness, a DTC e-commerce platform, and intend to expand product sales through the Conectiv direct selling network of independent distributors.

Materials and Suppliers

Digital asset mining is dependent on specialized digital asset mining hardware utilizing ASIC chips to discover blocks on blockchains using the 256-bit secure hashing algorithm. Almost all of these miners are produced outside of the United States, mostly in China and Southeast Asia, by a few manufacturers. Our mining business is highly dependent upon digital asset mining equipment suppliers providing an adequate supply of new generation digital asset mining machines at economical prices to enable profitable mining by us. We are also dependent on the host of our power supply in Northern Europe who provides our power generation through hydroelectric sources. We believe that our relationship with our power supplier is good and that we generally have sufficient supply to conduct our business operations as presently contemplated. However, since the beginning of 2024, our power supply has been curtailed up to approximately 60%, a direct result of low water levels that have cut back local hydroelectric power capacity. In the first quarter of 2026, the Company negotiated a reduction in energy costs of approximately 34%. Management believes that during 2026, this improved cost structure will enhance operational competitiveness and provide increased flexibility during periods of market volatility.

For our health, beauty, and wellness operations, we source raw materials for products as well as other items purchased by us principally from the United States, China, and Canada. Raw materials and other items used by us are available from a variety of suppliers and no one supplier accounted for more than 13.8% of our total raw material purchases in 2025. We seek to mitigate the risk of a shortage of raw materials and other items through our relationships with our principal suppliers, including identification of alternative suppliers for the same, or similar, raw materials and other items where available.

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

Although it is currently in the pre-commercialization stage, we anticipate that our brokerage and financial technologies business will encounter significant competition from full-commission, online, and discount brokerage firms, as well as from financial institutions, mutual fund sponsors, and other organizations, many of which are significantly larger and better capitalized than us. We believe that additional competitors such as banks, insurance companies, providers of online financial and information services and others will continue to be attracted to the online brokerage industry as they expand their product lines. Many of these competitors are larger, more diversified, have greater capital resources, and offer a wider range of services and financial products than us. Some such firms are offering their services over the Internet and have devoted more resources to and have more elaborate websites than us. We anticipate that we will compete with a wide variety of vendors of financial services for the same customers.

The over-the-counter health, beauty, and wellness industry is highly competitive. Our competitors include a number of large, nationally-known brands, and many smaller brands, manufacturers, and distributors. The sales of products through online marketplace platforms such as Amazon and firms’ websites continue to expand. Private label products also provide competition to our products. Private label products are often sold at a discount to branded products. Pharmaceutical companies also offer prescription and over-the-counter products that are or may be competitive with our products, particularly with regard to certain categories of wellness products. Finally, as the health, beauty, and wellness market generally has low barriers to entry, additional competitors enter the market regularly.

Government Regulation

General

We are subject to government regulations in connection with securities laws and regulations applicable to all publicly owned companies, as well as laws and regulations applicable to businesses generally. We are also increasingly subject to government regulation and legislation specifically targeting Internet companies, such as privacy regulations and taxes adopted at the local, state, national, and international levels. Due to the increasing use of the internet, enforcement of existing laws (such as consumer protection regulations in connection with web-based activities) has become more aggressive, and it is expected that new laws and regulations will continue to be enacted at the local, state, national, and international levels. Such existing and new legislation, alone or combined with increasingly aggressive enforcement of existing laws, could have a material adverse effect on our future operating performance and business.

Distribution Network Model

Our direct selling activities are regulated by the Federal Trade Commission (“FTC”), as well as various federal, state, and local governmental agencies in the United States and foreign countries. These laws and regulations are generally intended to prevent fraudulent or deceptive schemes, which compensate participants primarily for recruiting additional participants without sufficient emphasis on providing tangible products and/or services. The laws and regulations governing direct selling are modified from time to time, and, like other direct selling companies, we may be subject from time to time to government investigations related to our direct selling activities. This may require us to make changes to our business model and our sales compensation plan. We are currently responding to a regulatory action by the Polish Office of Competition and Consumer Protection. See Part I, Item 1A. “Risk Factors.”

Cryptocurrency Mining

Cryptocurrency mining is largely an unregulated activity at both the state and federal levels, but government regulation is being actively considered by the United States federal government via a number of agencies and regulatory bodies. Regulations may substantially change in the future, and it is presently not possible to know how regulations will apply to or impact our businesses, or when they will be effective. United States and foreign country regulation of cryptocurrency mining is also important and determinative with respect to where we conduct our mining operations.

As the regulatory and legal environment evolves, we may become subject to new laws, such as further regulation by the SEC and other agencies, which may affect our mining and other activities. For additional discussion regarding our belief about the potential risks existing and future regulations pose to our business, see Part I, Item 1A. “Risk Factors” beginning on page 9 of this Annual Report.

Brokerage and Financial Technologies Services

Although it is currently in the pre-commercialization stage, our brokerage and financial technologies services will be subject to extensive regulation under both federal and state laws. The Securities and Exchange Commission (“SEC”) is the Federal agency charged with the administration of the federal securities laws. As a broker-dealer with the SEC, Opencash must be registered with both the SEC and maintain its membership with the Financial Industry Regulatory Authority (FINRA), a self-regulatory organization (SRO) overseen by the SEC. The principal purpose of the regulation and discipline of broker-dealers is the protection of customers and the securities markets, rather than protection of creditors and stockholders of broker-dealers. The regulations to which broker-dealers are subject cover all aspects of the securities business, including training of personnel, sales methods, trading practices among broker-dealers, uses and safekeeping of customers’ funds and securities, capital structure of securities firms, record keeping, fee arrangements, disclosure to clients, and the conduct of directors, officers, and employees. Additional legislation, changes in rules promulgated by the SEC and by self-regulatory organizations, or changes in the interpretation or enforcement of existing laws and rules may directly affect the method of operation and profitability of broker-dealers and investment advisers. The SEC, self-regulatory organizations, and state securities authorities may conduct administrative proceedings which can result in censure, fine, cease and desist orders, or suspension or expulsion of a broker-dealer or an investment adviser, its officers, or employees.

Manufacture and Development of Over-the-counter Health, Beauty, and Wellness Products

The formulation, manufacturing, packaging, labeling, advertising, distribution and sale (hereafter, “sale” or “sold” may be used to signify all of these activities) of our products are subject to regulation by one or more federal agencies, principally the Food and Drug Administration (“FDA”) and the Federal Trade Commission (“FTC”), and to a lesser extent the Consumer Product Safety Commission (“CPSC”), the United States Department of Agriculture and the Environmental Protection Agency. Our activities are also regulated by various governmental agencies for the states and localities in which our products are sold, as well as by governmental agencies in certain countries outside the United States in which our products are sold. Under current U.S. regulations, our products must comply with certain labeling requirements enforced by the FDA and FTC, but otherwise generally are not required to receive regulatory approval prior to introduction into the U.S. market. Among other matters, regulation by the FDA and FTC is concerned with product safety and claims made with respect to a product’s ability to provide health-related benefits. Specifically, the FDA, under the Federal Food, Drug, and Cosmetic Act (“FDCA”), regulates the formulation, manufacturing, packaging, labeling, distribution, and sale of food, including dietary supplements, and over-the-counter (“OTC”) drugs. The FTC regulates the advertising of these products. The National Advertising Division (“NAD”) of the Council of Better Business Bureaus oversees an industry-sponsored self-regulatory system that permits competitors to resolve disputes over advertising claims. The NAD has no enforcement authority of its own but may refer matters that the NAD views as violating the FTC Act, FDA regulations, or FTC guides or rules to the FDA or FTC for further action, as appropriate. As a result of our efforts to comply with applicable statutes and regulations, we may from time to time reformulate, eliminate, or relabel certain of our products and/or revise certain provisions of our marketing and sales program. We believe we comply with all material government regulations applicable to us.

Human Capital Resources

As of March 20, 2026, we had 45 employees, of which 39 were full-time and 6 were part-time. Of our 45 employees, 14 are employed full-time in Investview corporate (13 full-time and 1 part-time), 12 are employed through Conectiv, LLC (10 full-time and 2 part-time), 1 is employed full-time through SAFETek, LLC, 2 are employed full-time through Opencash Finance Inc. (1 full-time and 1 part-time) and 16 are employed through Renu Laboratories LLC (14 full-time and 2 part-time). None of these employees are covered by a collective bargaining agreement. We have experienced no work stoppages and consider our relations with our employees to be good. We contract with a professional employer organization, or PEO, that administers our human resources, payroll and employee benefits functions for our employees in the United States. Although we recruit and select our workers, each of these workers is also an employee of record of the PEO. As a result, these workers are compensated through the PEO, are governed by the work policies created jointly by us and the PEO, and receive their annual wage statements and other payroll or labor-related reports from the PEO.

In addition to our employees, our human capital resources also include our independent distributors for our Conectiv products and services, who are located worldwide. For information about our independent distributors, see Part 1, Item 1. Business “Sales and Marketing.”

Intellectual Property

We rely on a combination of trade-secret protection and confidentiality and/or license agreements with our employees, customers, partners, and others to protect our proprietary rights. Relative to our distributors, we rely on a more customary form of confidentiality protection. It is our general practice to enter into confidentiality and invention assignment agreements with all of our employees and independent contractors. Such agreements include a confidentiality undertaking by the employee or independent contractor; ensure that all new intellectual property developed in the course of our relationship with employees or independent contractors is assigned to us; and require the employee or independent contractor to cooperate with us to protect our intellectual property during and after their relationship with us. With respect to our financial education and technology business, the intellectual property that makes our business competitive consists of, among others, valuable trade secrets, know-how, concepts, methods, techniques, and materials used in our business, consisting principally of educational materials, domain names, relationships with strategic vendors and customer lists.

With respect to our cryptocurrency mining business, we actively use specific hardware and software. In certain cases, source code and other software assets may be subject to an open-source license, as much technological development underway in this sector is open source. For these works, we adhere to the terms of any license agreements that may be in place. We do not currently own, and do not have any current plans to seek, any patents in connection with our existing and planned blockchain and cryptocurrency-related operations.

With respect to our planned Brokerage and Financial Markets business, in September 2021, we acquired the source code and object code of the proprietary algorithmic trading platform of MPower. This also included all know-how and other intellectual property necessary, useful, and/or used in the software. We also acquired a proprietary trading platform in connection with our acquisition of Opencash in March 2024. The proprietary elements of each of our trading platforms are protected as trade secrets.

With respect to our health, beauty, and wellness business, we own trademarks that have been registered with the United States Patent and Trademark Office and may file applications in the future to register additional trademarks. In addition, we claim domestic trademark and service mark rights in numerous additional marks that we use. We regard our trademarks and other proprietary rights as valuable assets and believe they make a significant positive contribution to the marketing of our products. We protect our legal rights concerning our trademarks by appropriate legal action. We rely on common-law trademark rights to protect our unregistered trademarks. Common law trademark rights do not provide us with the same level of protection as afforded by a United States federal registration of a trademark. In addition, common-law trademark rights are limited to the geographic area in which the trademark is actually used. We may not register all or even some of our trademarks in every country in which we conduct business or intend to conduct business.

Corporate History

Investview was incorporated in the State of Utah on January 30, 1946, under its prior name Uintah Mountain Copper Mining Company. After the commencement and abandonment of several business plans, and after several name changes and change of domicile to Nevada, on March 27, 2012, we adopted our new business model and changed our name to Investview, Inc.

Internet Address

Additional information concerning our business can be found on our website at www.investview.com for the most up-to-date corporate financial information, presentation announcements, transcripts, and archives. Information regarding our products and services offered by our wholly owned subsidiary, Conectiv, LLC may be found at www.conectivglobal.com. Information regarding SAFETek, LLC is available at www.safeteksolutions.com. Information regarding Opencash Securities, LLC is available at www.opencash.com. Information regarding Renu Laboratories LLC is available at www.renulabs.com. Website links provided may change in the future. We make available free of charge on our website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports, as soon as reasonably practicable after we electronically file such material with or furnish it to the Securities and Exchange Commission.

Item 1A. Risk Factors

Our business, financial condition, and results of operations may be adversely affected by a number of factors, including the risk factors and uncertainties described under this Item 1A and elsewhere in this Form 10-K. This is not an exhaustive list, and other factors may be applicable to our business that are not currently known to us or that we currently do not believe are material. Any of these risks could have an adverse effect on our business, financial condition, operating results, or prospects, which could cause the trading price of our common stock to decline, and you could lose part or all of your investment. You should carefully consider the risks factors and uncertainties described below, together with the other information contained in this Form 10-K, as well as the risk factors, uncertainties, and other information we disclose in other filings we make with the SEC, before making an investment decision regarding our securities.

Risks Related to our Business Generally

Our growth plan contemplates our ability to create a Brokerage and Financial Markets business; however, this has been delayed for several years and may be difficult to achieve as our platform for expansion is a start-up business in the early stages of its development.

Since 2021, we have pursued the development of a brokerage and financial markets business. With our 2024 acquisition of Opencash, a broker-dealer in the pre-revenue and early stages of its operations, we believe we will be able to launch our expansion into the retail brokerage and financial markets industry. However, to do so, we needed to, among others, develop the infrastructure necessary to achieve retail operations, on-board customer support personnel and software developers, develop and implement a marketing strategy, secure the necessary securities clearing arrangements, continue the development of the online Opencash trading platform, and complete our integration with the proprietary algorithmic trading platform we acquired in September 2021. Despite our best efforts, we have not yet been able to launch commercial operations of our securities brokerage business, and although we believe this should occur within the near-term, there can be no assurance that we will be able to achieve these objectives on a timely basis, if at all, as the development of an early-stage securities brokerage business involves inherent regulatory and operational risks and uncertainties.

Our business remains heavily impacted by interested party transactions with certain of our officers and directors.

Prior to 2022, the Company had engaged in a series of interested party transactions with its former directors and officers, Mario Romano and Annette Raynor. Those transactions were terminated in conjunction with a January 6, 2022 Separation and Release Agreement by which Mr. Romano and Ms. Raynor resigned their positions as officers and directors of the Company and surrendered 150,000,000 shares of our common stock. Subsequently, on September 9, 2023, we closed on the purchase in a private transaction of an aggregate of 302,919,223 shares of the Company’s common stock from sellers consisting of Mr. Romano, Ms. Raynor, and a series of their family members and related entities. These shares were purchased for aggregate consideration of $2,922,380, representing a price of $0.00964739 per share, with one-eighth of the purchase price paid on or about the closing, with the balance payable in a series of equal quarterly payments over seven (7) consecutive quarters thereafter.

On February 7, 2024, we repurchased for surrender and cancellation in a private transaction an aggregate of 472,374,710 shares of the Company’s common stock from Ryan Smith and Chad Miller and certain of their respective affiliates and family members. These shares were purchased for an aggregate purchase price of $3,571,146, equating to a price of $0.007559985 per share, representing a discount of approximately 57.6% to the average market price at the time of the closing. One-eighth of the purchase price was paid within seven (7) days of the closing, with the balance payable in a series of equal quarterly payments over seven (7) consecutive quarters thereafter.

During September 2021, we acquired, among other assets, a proprietary algorithmic trading platform from MPower, a business controlled by two members of our Board of Directors. The assets of MPower were acquired in consideration of the issuance of Class B Redeemable Units consisting of non-voting membership interests in our wholly owned subsidiary, IFGH, that are in the future redeemable for 565,000,000 of the Company’s common shares, presently representing over 19% of the Company’s current fully diluted shares. To date, we have been unable to monetize on the assets we purchased from MPower.

Further, by virtue of an April 27, 2020 convertible note financing arrangement we have with DBR Capital, LLC (“DBR Capital”) (see “ITEM 13. Certain Relationships and Related Transactions, and Director Independence”), an affiliate of our Chairman, David B. Rothrock, we borrowed the principal amount of $3,300,000 under an aggregate of three convertible promissory notes that bear rates of interest between 20.00% and 38.50% per annum and are subject to conversion by DBR Capital at a price of $0.007 per share. Under the first three loans, DBR Capital had the right to lend to the Company up to an additional $7,700,000 for which the Company had no call rights, on substantially the same terms as the prior loans, through December 31, 2024. In February 2025, the terms of the note financing arrangement were amended so that DBR Capital had until August 31, 2025 to lend to the Company a minimum of $2,000,000 at a reduced interest rate of 18.75% per annum (from 38.5%), and until December 31, 2026 to lend to the Company the balance of up to $5,700,000 at a further reduced interest rate of 10.0% per annum (also from 38.5%). DBR Capital elected not to proceed with the note financing at August 31, 2025. The terms and conditions of the credit arrangements with DBR Capital could make it difficult for the Company to attract third-party capital in the future.

We might fail to realize the expected benefits and strategic objectives of our 2021 acquisition of a proprietary trading platform from a business affiliated with two members of the Company’s Board of Directors.

During September 2021, we acquired, among other assets, a proprietary algorithmic trading platform from MPower, a business controlled by two members of our Board of Directors. The assets of MPower were acquired in consideration of the issuance of Class B Redeemable Units consisting of non-voting membership interests in our wholly owned subsidiary, IFGH, that are in the future redeemable for 565,000,000 of the Company’s common shares on a one-for-one basis. While we believe that the trading platform that we acquired in the acquisition will become a fundamental part of our overall strategy to create a Brokerage and Financial Markets business, our expected deployment of those assets was unexpectedly delayed due to complications and delays in the process of finding a broker dealer. We have acquired a broker dealer through our acquisition of Opencash in 2024, and we might not achieve our expected, or any, return on this investment. To date, we have been unable to monetize on the assets we purchased from MPower. If we are unsuccessful at creating or growing this line of business, we may not be able to achieve our planned rates of growth or improve our market share, profitability, or competitive position.

Substantially all of our employees are employed by professional employer organizations.

We contract with a professional employer organization, or PEO, to administer our human resources, payroll, and employee benefits functions for our employees in the United States. Although we recruit and select our workers, each of these workers is also an employee of record of the PEO. As a result, these workers are compensated through the PEO, are governed by the work policies created jointly by us and the PEO and receive their annual wage statements and other payroll or labor related reports from the PEO. This relationship permits management to focus on operations and profitability rather than payroll administration, but this relationship also exposes us to some risks. Among other risks, if the PEO fails to adequately withhold or pay employer taxes or to comply with other laws, such as the Fair Labor Standards Act, the Family and Medical Leave Act, the Employee Retirement Income Security Act, or state and federal anti-discrimination laws, each of which is outside of our control, we would be liable for such violations, and indemnification provisions with the PEO, if applicable, and Company insurance may not be sufficient to insulate us from those liabilities.

Court and administrative proceedings related to matters of employment tax, labor law, and other laws applicable to PEO arrangements could distract management from our business and cause us to incur significant expense. If we were held liable for violations by the PEO, such amounts may adversely affect our profitability and could negatively affect our business and results of operations.

Unfavorable publicity associated with our now-concluded SEC inquiry.

We have experienced unfavorable publicity for several years that, to some extent, we attribute to the SEC inquiry that had been ongoing since November 2021 but settled in the beginning of 2025. The unfavorable publicity had a negative impact on our commercial banking and credit card processing relationships, employees, business, products, and reputation, and negatively impacted our ability to attract, motivate, and retain banking relationships, members, and distributors, and our ability to generate revenue. Since our settlement with the SEC, it is our expectation that the unfavorable publicity we experienced in the past will dissipate over time; however, there can be no assurances to that effect.

Cyber-attacks may disrupt our operations and expose us to significant liability.

We are at risk for cyber-attacks, such as phishing, and other attempts to gain unauthorized access to our systems, and we anticipate continuing to be subject to such attempts. There is an ongoing risk that some or all of our cryptocurrencies could be lost or stolen as a result of one or more incursions of this nature. As we increase in size, we may become a more appealing target of hackers, malware, cyber-attacks, or other security threats, and, despite our implementation of strict security measures and frequent security audits, it is impossible to eliminate all such vulnerabilities. For instance, we may not be able to ensure the adequacy of the security measures employed by third parties, such as our service providers. Additionally, though we provide cybersecurity training for employees, we cannot guarantee that we will not be affected by attempted security breaches. Efforts to limit the ability of malicious actors to disrupt the operations of the internet or undermine our own security efforts may be costly to implement and may not be successful. Such breaches, whether attributable to a vulnerability in our systems or otherwise, could subject us to liability to our customers, suppliers, business partners and others, or give rise to legal and/or regulatory action, which could damage our reputation or otherwise materially harm our business, operating results, and financial condition, and result in claims of liability against us, damage our reputation and materially harm our business.

We rely primarily on a well-known U.S.-based third-party digital asset-focused custodian to safeguard our Bitcoin. If our third-party service provider experiences a security breach or cyber-attack and unauthorized parties obtain access to our Bitcoin, we may lose some or all of our Bitcoin, and our financial condition and results of operations could be materially adversely affected.

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

Our future success depends on our ability to protect and preserve the proprietary rights related to our products. We cannot assure that we will be able to prevent third parties from using our intellectual property and technology without our authorization. We also rely on trade secrets, common law trademark rights, and trademark registrations, as well as confidentiality and work-for-hire, development, assignment, and license agreements with employees, consultants, third-party developers, licensees, and customers. Our protective measures for these intangible assets afford only limited protection from illegal actors and may be flawed or become inadequate with the passage of time.

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

In recent years, there has been significant litigation in the United States involving intellectual property rights. In particular, there has been an increase in the filing of lawsuits alleging infringement of intellectual property rights, which pressure defendants into entering settlement arrangements quickly to dispose of such lawsuits, regardless of their merits. Other companies or individuals may allege that we infringe on their intellectual property rights. Litigation, particularly in the area of intellectual property rights, is costly, and the outcome is inherently uncertain. In the event that we become involved in such a lawsuit in the future and receive an adverse result, we could be liable for substantial damages, and we may be forced to discontinue our use of the intellectual property in question or obtain a license to use those rights or develop non-infringing alternatives.

Risks Related to our Conectiv Direct-to-Consumer Marketing Business

We may encounter risks relating to security or other system disruptions and failures that could reduce the attractiveness of our websites, and that could harm our business and results of operations.

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

Although we have historically featured the sale of financial education products and services, we intend to significantly expand the scope of the products and services offered by our direct-to-consumer marketing platform to include the sale of consumer health, wellness, and nutrition products, among others. Our future success depends in part on our ability to develop and enhance our product and service offerings. This will involve, among others, the adoption of new internet, networking, telecommunications technologies, or other technological changes that could require us to incur substantial expenditures to enhance or adapt our services or infrastructure. There are significant technical and financial costs and risks in the development of new or enhanced products, including the risk that we might be unable to effectively use new technologies, adapt our services to emerging industry standards, or develop, introduce, and market enhanced or new products. An inability to develop new products or enhance existing offerings could have a material adverse effect on our profitability.

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

Our business could be negatively affected if we are required to defend allegations of unfair competition or unfair, false, or deceptive acts or practices in or affecting commerce.

Advertising and marketing of our products in the United States are also subject to regulation by the Federal Trade Commission (“FTC”) under the Federal Trade Commission Act, or FTC Act. Among other things, the FTC Act prohibits unfair methods of competition and unfair, false, or deceptive acts or practices in or affecting commerce. The FTC Act also makes it illegal to disseminate or cause any false advertisement to be disseminated. The FTC routinely reviews websites to identify questionable advertising claims and practices. Competitors sometimes inform the FTC when they believe other competitors are violating the FTC Act, and consumers also notify the FTC of what they believe may be wrongful advertising. The FTC may initiate a nonpublic investigation that focuses on our advertising claims, which usually involves nonpublic, pre-lawsuit, extensive formal discovery. Such an investigation may be lengthy and expensive to defend and result in a publicly disclosed consent decree or settlement agreement. If no settlement can be reached, the FTC may start an administrative proceeding or a federal court lawsuit against us or our principal officers. The FTC often seeks to recover from the defendants, whether in a consent decree or a proceeding, any or all of the following: (i) consumer redress in the form of monetary relief or disgorgement of profits; (ii) significant reporting requirements for several years; and (iii) injunctive relief. In addition, most, if not all, states have statutes prohibiting deceptive and unfair acts and practices. The requirements under these state statutes are similar to those of the FTC Act.

The Polish Office of Competition and Consumer Protection (“UOKiK”) imposes a substantial fine and a cease-and-desist order, finding that the Company’s direct selling unit violated Polish laws that prohibit pyramid-style promotional schemes.

Our direct selling unit (recently rebranded from “iGenius” to “Conectiv”) offers products and services that are marketed by a global network of independent distributors using a direct selling business model. Although we believe that our direct selling business model is in material compliance with applicable legal standards, direct selling programs similar to ours and others within the industry, in general, have periodically been the target of regulatory scrutiny by federal, state, and local governmental agencies in the United States and foreign countries, including the FTC. These laws and regulations are generally intended to prevent fraudulent or deceptive schemes, often referred to as “pyramid” schemes, which compensate participants primarily for recruiting additional participants without significant emphasis on product sales, whereas the more successful direct selling business models emphasize sales of products and services. The regulatory requirements concerning direct selling programs do not include “bright line” rules and are inherently fact-based, thus, we are subject to the risk that these regulations or the enforcement or interpretation of these regulations by regulators or courts can change. The adoption of new regulations, or changes in the interpretations or enforcement of existing regulations, may result in significant compliance costs or require us to change or cease aspects of our network marketing program. In addition, the ambiguity surrounding these regulations can also affect the public perception of our business.

In the normal course of operations, we have periodically received inquiries from foreign regulators relative to matters of this nature. In that regard, since March 2025 we have been responding to such an inquiry from Poland’s Office of Competition and Consumer Protection (“UOKiK”) in which it, among others, alleged that our direct selling unit is not a bona fide financial education platform and is instead operating a pyramid scheme that is focused more on the recruitment of new members and not the sale or use of the underlying products or services being offered. Based on our analysis of the applicable legal standards and the tracking of our sales within Poland, in which the predominant portion of our sales consists of membership sales driven by our members, we believe that the direct selling business operating within Poland complies with all applicable legal standards, and we disagree with any claims to the contrary. Despite our strong belief in our position, and written submissions to UOKiK to that effect, in December 2025, UOKiK issued a formal administrative decision concluding its investigation of the Company’s direct selling operations in Poland. In its decision, UOKiK determined that certain aspects of our direct selling business model, as conducted in Poland, violate Polish laws relating to unfair commercial practices, including laws prohibiting pyramid-style promotional schemes. The decision imposes an administrative fine of PLN 14,668,589 (approximately USD $4 million) and includes an order requiring the Company to cease and desist the practices described in the decision. Under the terms of the decision, enforcement of the fine and cease and desist components thereof is not final and is subject to the conclusion of any appeal to the competent Polish court.

The Company does not agree with the conclusions set forth in the decision based upon its interpretation of Polish law as applied to the manner in which it sells its products and services in Poland and intends to avail itself of all procedural rights of appeal and legal remedies available under applicable law. In February 2026, the Company timely filed an appeal of UOKiK’s administrative decision with Poland’s Court of Competition and Consumer Protection. That appeal is pending. During the appeal process, the Company expects to continue operations in Poland in the normal course, while evaluating such operational adjustments as may be appropriate to further demonstrate that its operations in Poland do not constitute an unlawful pyramid scheme. While we intend to vigorously defend ourselves against the UOKiK decision, if we are ultimately unsuccessful in our defense of the matter on appeal, we could, among other things, be subject to the administrative fine imposed and may be required to modify, suspend or discontinue certain aspects of our direct selling operations or a material portion of our operations in Poland, which such outcome could have an adverse effect on the Company’s business, financial condition, results of operations, or prospects. Nevertheless, a loss contingency in the amount of approximately $4.08 million was accrued during the year ended December 31, 2025. This loss is presented within “Accrued liabilities, long term” in our consolidated balance sheet. Although we are not aware of any other claims, there is a possible risk that we could become exposed to similar inquiries or proceedings from other regulators in the European Union or the United States. If this were to occur, we could be exposed to further fines or decisions which, in turn, could have a similar adverse impact on our operations in Europe or the United States. This could have a material adverse impact on the Company’s business, financial condition, results of operations, or prospects given that our Conectiv business unit realizes more than a majority of its revenue from customers in the European Union.

We have recently had to settle claims from Canadian Securities regulators that our direct selling business unit engaged in unlicensed regulated securities activities. Our business could be negatively affected if we are required to defend similar allegations from securities regulators in the United States or in other foreign countries in which we do business.

From time to time, we receive notices or formal actions from foreign or domestic regulatory authorities or administrative agencies, which assert that certain activities of our direct selling business constitute unlicensed activities as an unregistered securities dealer or advisor under local laws. However, we do not believe that our direct selling business unit violates any such laws, as we believe we are merely a provider of financial education and related tools that access information that is available publicly or without a licensing requirement, or that, through affinity programs, provide access to lawful services or products offered by third parties, neither owned or operated by us. When we are confronted with such allegations, we may either elect to challenge the legal basis thereof when we believe it is appropriate or economically compelling, or in instances in which the financial impact of the relief sought is de minimis, we may elect to settle with any such regulator, often without admitting any violation of law. Towards that end, we have recently been the target of regulatory scrutiny by securities regulators in Canada. During 2024, we received a letter of inquiry from the Ontario Securities Commission (“OSC”) in which they questioned whether our direct selling unit was engaged in securities activities without being registered under their securities act. Specifically, the OSC identified concerns that our direct selling unit was selling ndau, which they considered an investment contract – and also noted that they had concerns about certain third-party product offerings and access to market experts that were made available to customers of that unit. Even though we believe that our direct selling business fully complies with all applicable securities laws, due to the immaterial scope and scale of our operations in Ontario, Canada, we elected to settle the matter with the OSC and conclude the inquiry by implementing a geoblock throughout Ontario such that no Ontario-based customers would be able to access any of the disputed product offerings.

Later in 2024, we and one of our independent distributors received an enforcement action from the financial regulators in Quebec, Canada, known as the Autorité des marchés financiers (the “AMF”), in which they challenged certain marketing communications made by this particular distributor that they characterized as “inappropriate”, and as well, alleged that our direct selling unit was inappropriately engaging in regulated securities activity without being appropriately registered to do so in Quebec. In discussions with the AMF, it became clear that the focus of their inquiry was on certain “touting” of financial results by this particular distributor, which we concluded was unauthorized and in violation of our own internal policies, and we terminated the distributor. As well, the AMF asserted that our direct selling unit acted in contravention of securities regulations that require registration to effectuate the sale of securities in Quebec, by failing to register with the AMF while enabling its members to gain access to certain third-party “robotic” trading platforms, even though that unit, among others: (a) derives no direct financial benefit from these introductions; and (b) has no involvement with the provision of services by the third-party to whom its members are introduced. Even though we believe that our direct selling business unit fully complies with all applicable securities laws, due to the immaterial scope and scale of our operations in Quebec, Canada, we have entered into a settlement agreement with the AMF to resolve the matter. In the settlement agreement, we agreed to pay a CAD $15,000 administrative penalty, institute an online geoblock throughout Canada preventing customer access to certain third-party providers of robotic trading platforms, and accepted the AMF’s position that our direct selling unit introduced its members to third-party software providers without being registered with the AMF in contravention of Section 148 of the Quebec Securities Act. The Financial Markets Administrative Tribunal approved the settlement agreement in an order dated August 28, 2025. The AMF’s case against a former distributor of our direct selling unit is ongoing with no impact on us.

Our independent distributors could fail to comply with applicable legal requirements or our distributor policies and procedures, which could result in claims against us that could harm our business.

Our independent distributors are independent contractors and, accordingly, we cannot provide the same oversight and direction as we could if they were our employees. As a result, we have implemented compliance measures that are designed to train our distributors and attempt to monitor our distributors’ use of marketing materials that are in compliance with FTC and other legal standards. Despite our compliance initiatives, we cannot always ensure that our independent distributors will comply with applicable laws or regulations, our distributor policies and procedures, or that such marketing materials or other distributor practices comply with applicable laws, rules, and regulations. It is possible that a court or governmental agency could hold us liable for the actions of our distributors, which could materially harm our business, financial condition, and operating results.

Extensive federal, state, local, and international laws regulate our business, products, and direct selling activities. In addition, because we have expanded into foreign countries, our policies and procedures for our independent distributors differ slightly in some countries due to the different legal requirements of each country in which we do business.

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

Through our membership program and our now-discontinued Apex sale and leaseback program, our members gained access to a variety of benefits provided through third-party partnerships and affinity arrangements, including products and services provided by third-party investment professionals and access to a proprietary digital currency called “ndau” (which was discontinued during August 2023). We cannot ensure that such third-party providers will comply with their contractual requirements to our members or with applicable laws, rules, and regulations. Any significant failures by them could cause us to incur losses and could harm our reputation.

Risks Related to our Blockchain Technology and Crypto Mining Products and Services

Our business could be negatively affected by claims related to a financial product underwritten, administered, and managed by a third-party provider, Total Protection Plus.

Historically, through our wholly-owned subsidiaries Apex Tek, LLC (“Apex”) and SAFETek, LLC, we sold high-powered data processing equipment, known as the Apex package, to our customers, which was then leased back to us for use in our crypto mining operations. We discontinued sales of the Apex package in June 2020, principally when COVID-19 created certain supply chain-related limitations on that business. Confronted with these limitations in the business, we offered the holders of our Apex leases the opportunity to cancel their leases, in exchange for which we repurchased substantially all of the data processing equipment (subject to these leases) for approximately $19 million of promissory notes due on or about December 31, 2024 (which amount reflects the principal amount invested by all of such lease holders, plus a 25% premium). During the fourth quarter ended December 31, 2023, we further offered all note holders an early payoff option. By December 31, 2024, we had repaid or settled approximately $19 million of promissory notes.

Included in the Apex sale and leaseback program that was discontinued in 2021, was a “guaranteed assets buy-back product” underwritten, administered and managed by a third-party provider, Total Protection Plus (“TPP”), which was intended to provide customers who participated in the Apex sale and leaseback program with a financial protection program (the “TPP Program”), under which customers, provided they complied with certain TPP required claims procedures, could elect to collect a cash payout in either a five-or-ten year interval after their initial purchase. As part of their sales and marketing materials, TPP represented that they were a purported affiliate of a well-known global insurance brokerage firm, and that through existing resources and reinsurance arrangements that were in place, they and their reinsurer had sufficient capital resources, reserves, and liquidity to support any payouts needed to satisfy their obligations under the TPP Program. TPP was paid substantial premiums for the program. In most instances, the premium for the TPP program was included in the package price for the Apex program, at no additional cost to the customer.

Separately, other customers of ours who purchased ndau from the Company through an Oneiro-sponsored ndau distribution program were also given the opportunity to participate in a TPP Program similar to the program offered to our Apex customers, which in this case was intended to provide customers who purchased ndau with a financial protection program under which such customers, provided they complied with certain TPP required claims procedures, could elect to collect a cash payout in either a five- or ten-year interval after their initial purchase. Participation in this program was also in reliance on sales and marketing materials by which TPP represented that they were a purported affiliate of a well-known global insurance brokerage firm that, through existing resources and reinsurance arrangements that were in place, they and their reinsurer had sufficient capital resources, reserves, and liquidity to support any pay-outs needed to satisfy their obligations under the TPP Program. Prior to terminating the distribution of ndau during August 2023, we distributed over $16.6 million in ndau to our customers in our belief that such purchases were supported by the TPP Program. As had been done with respect to the Apex customers, TPP was paid substantial premiums for the program, with those premiums included in the purchase price for the ndau program, at no additional cost to the customer.

During the fourth calendar quarter of 2021, we suspended any further offering of the TPP Program in connection with the sale of ndau after TPP was unable to comply with our vendor compliance protocols, having cited certain offshore confidentiality entitlements by which it was unwilling to provide evidence of its financial support arrangements. That suspension has remained in place as we have been unable to further validate the continued integrity of the TPP Program and the vendor’s ability to honor its commitments to our customers, despite the payment of over $6 million to TPP to secure the benefits of the TPP Program. Our level of concern over the viability of the TPP Program had increased materially when in 2025 we came to learn that: (i) certain of our customers had been unable to reach TPP in order to process claims for their 5-year promised returns; (ii) the TPP website had been inoperative and customers had been unable to process their claims; and (iii) an email communication purportedly from TPP, or an affiliate thereof, had been received by certain of customers in which the sender asserts that the obligations of TPP under the TPP Program were (unbeknownst to us and our customers) purportedly dependent on the financial wherewithal of another heretofore undisclosed TPP affiliate, that the email claims now had no ability to satisfy the commitments originally made by TPP. Our concern over the viability of the TPP program has recently been further validated as we have received information in connection with our litigation efforts (as discussed below) that suggests that the TPP Program was dependent upon reinsurance commitments, which were, in turn, dependent upon the reinsurer’s receipt of certain annual installment payments from TPP, who purportedly failed to make the required installment payments. Even though our investigation of the matter has not concluded, these preliminary findings appear to support our concerns over the viability of the TPP Program.

To respond to these concerns, and in part, in an effort to advance the interests of our customers, on March 28, 2025, we commenced an action in equity against Total Protection Plus, UIU Holdings LLC, Jason R. Anderson, Jacob S. Anderson, and Schad E. Brannon (collectively, “TPP”), in the Court of Chancery of the State of Delaware captioned Investview et al., v. UIU Holdings, LLC et al., seeking to, among other things, compel TPP to fulfill the commitments that were made to the Company’s customers under the TPP Program. In response, the Defendants filed various motions to dismiss, making both procedural and substantive challenges to the allegations made in the Complaint. The Company opposed those motions, and after a hearing before the Chancery Court, in a letter opinion dated November 21, 2025, the Chancery Court (which is a court of equity) ruled that it lacked subject matter jurisdiction over the Company’s claims because, among others: (i) it is a court of equity and the claims asserted by the Company were not purely equitable in nature; and (ii) a suit for money damages would provide the Company an adequate remedy at law. The Court dismissed the Complaint on these procedural grounds with leave to transfer the case to Delaware Superior Court, which does not have the same limited jurisdiction that exists in Chancery Court. At no point did the Chancery Court address or rule on the substance of our claims against TPP.

In response to the dismissal of the case, in January 2026, we renewed our case against TPP by transferring the case to Delaware Superior Court and then filing an Amended Complaint in Delaware Superior Court, including additional factual allegations to support our claims. In the Amended Complaint, the Company removed Schad Brannon as one of the Defendants and is now pursuing relief against UIU Holdings LLC d/b/a Total Protection Plus, Jason R. Anderson, and Jacob S. Anderson. The Defendants responded to the Amended Complaint in February 2026 by filing motions to dismiss along similar grounds as to what they argued in Chancery Court, including arguments that the Court lacks personal jurisdiction over Jacob Anderson, the Company lacks standing to pursue its claims, and the claims otherwise fail as a matter of law. The Company is due to respond to the motion to dismiss on or before April 16, 2026. To date, the court process has not yet addressed the substance of our claim. Due to the uncertainties and procedural delays associated with matters of litigation, and in recognition of the early stage of the proceedings, we cannot assure that the outcome of the legal proceedings will be consistent with our objectives.

Despite our efforts in court, we cannot ensure that TPP will comply with its contractual commitments to our customers, in which case these customers may not be able to realize the cash payouts promised by TPP; despite the substantial payments made to TPP to secure the promised benefits of the TPP Program. As the direct responsibility for compliance with the TPP Program resides with TPP; particularly as the program was underwritten, managed, administered, and purportedly reinsured by TPP as an independent third-party vendor (and with respect to ndau, the underlying ndau was developed and marketed by an additional third-party vendor), and in recognition of the customers’ acceptance of their participation in the program, we do not believe that we have any legal responsibility to cover any potential claims of customers who participated in the TPP Program. There is, however, the risk that any failure of TPP to perform its obligations to our customers could expose us to commercial claims of dissatisfied customers, regardless of the legal foundation associated therewith. The possible assertion of those claims, regardless of the underlying substance of the claims, could have an adverse effect on our business, financial condition, and operating results.

Our success depends on external factors affecting the Bitcoin industry.

The Bitcoin industry has historically been subject to various risks relating to Bitcoin, as an asset, which have adversely affected the market price of Bitcoin. Ownership of Bitcoin has, historically, been concentrated in a relatively small number of persons or entities that, collectively, hold a significant number of Bitcoin (referred to as “whales” in the Bitcoin industry). While ownership of Bitcoin has diversified significantly in recent years, whales continue to exist whose market activity (e.g., sales of large numbers of Bitcoin) could have an adverse effect on the demand for, and market price of Bitcoin, which could have an adverse effect on our business and results of operation. Further, while larger, increasingly regulated exchanges with greater transparency and oversight have begun to proliferate, the Bitcoin economy remains nascent and largely opaque. The venues for Bitcoin transactions may experience greater operational problems and be exposed to a greater risk of facilitating unethical, fraudulent, or illicit transactions (such as “wash trading”), than traditional financial markets and securities exchanges. Digital asset trading platforms may also be susceptible to “front-running” activity, which is the process by which someone uses technology or market advantage to obtain prior knowledge of upcoming transactions, allowing bad actors to take advantage of forthcoming price movement and make economic gains at the cost of those who introduced the transactions. Front-running is a frequent activity on centralized and decentralized digital asset trading platforms. Further, venues for Bitcoin transactions do not typically make complete information regarding their ownership structure, management teams, corporate practices, and regulatory compliance available to the public, who are, therefore, unable to verify the impartiality of such venues in respect of the Bitcoin transactions they facilitate. As a result of such lack of regulation and transparency, as well as the risk posed by Bitcoin whales, wash trading and front-running, the public may lose confidence in Bitcoin transactions and the price integrity of the digital asset, which could adversely affect the market price of Bitcoin, perhaps materially, which would have an adverse impact on our business and results of operations.

The further development and acceptance of digital asset networks and other digital assets, which represent a new and rapidly changing industry, are subject to a variety of factors that are difficult to evaluate. The slowing or stopping of the development or acceptance of digital asset systems may adversely affect an investment in us.

Digital assets such as Bitcoin, that may be used, among other things, to buy and sell goods and services, are a new and rapidly evolving industry of which the digital asset networks are prominent, but not unique, parts. The growth of the digital asset industry in general, and the digital asset networks of Bitcoin in particular, are subject to a high degree of uncertainty. The factors affecting the further development of the digital asset industry, as well as the digital asset networks, include:

●	continued worldwide growth in the adoption and use of Bitcoin and other digital assets;
●	government and quasi-government regulation of Bitcoin and other digital assets and their use, or restrictions on or regulation of access to and operation of the digital asset network or similar digital assets systems;
●	the maintenance and development of the open-source software protocol of the Bitcoin network;
●	changes in consumer demographics, public tastes, and preferences;
●	the availability and popularity of other forms or methods of buying and selling goods and services, including new means of using fiat currencies;
●	general economic conditions and the regulatory environment relating to digital assets;
●	the impact of regulators focusing on digital assets and digital securities and the costs associated with such regulatory oversight;
●	a decline in the popularity or acceptance of the digital asset networks of Bitcoin, or similar digital asset systems, could adversely affect an investment in us; and
●	changes or improvements in mining technologies and cryptology that could pose a threat to the efficiency or security of current mining technologies, for example, if quantum computing overcomes 256-bit encryption.

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

As the number of Bitcoin block subsidy rewards for solving a block in a blockchain continues to reduce in half approximately every 4 years, transaction fees have increasingly been used to incentivize miners to continue to contribute to the Bitcoin network. However, high Bitcoin transaction fees may slow the adoption of Bitcoin as a means of payment, which may decrease demand for Bitcoin and future prices of Bitcoin may suffer as a result. If Bitcoin prices are not sufficiently high, our mining revenue may not exceed our associated costs, and our results of operations and financial condition may suffer. Further, because the price of shares of our common stock may be linked to the price of Bitcoin, if demand for Bitcoin decreases, causing future Bitcoin prices to decrease, the market price of our securities may be materially and adversely affected, limiting our ability to raise additional capital to fund our strategic growth plans.

We operate in a highly competitive market, and if we fail to grow our hash rate in a cost-effective manner, we may be unable to compete.

Generally, a Bitcoin miner’s chance of solving a block on the Bitcoin blockchain and earning a Bitcoin reward is a function of the miner’s hash rate, relative to the global network hash rate. As greater adoption of Bitcoin occurs, we expect that the demand for Bitcoin will continue to increase, drawing more mining companies into the industry and thereby increasing the global network hash rate. As new and more powerful miners are deployed, the global network hash rate will continue to increase, meaning a Bitcoin miner’s chance of earning Bitcoin rewards will decline unless it deploys additional hash rate at the same pace as the industry. Accordingly, to compete in this highly competitive industry, we believe we will need to continue to acquire new more effective and energy-efficient miners, both to replace those lost to ordinary wear-and-tear and other damage, and to increase our hash rate to keep up with a growing global network hash rate.

These new miners are highly specialized servers that are difficult to produce at scale. As a result, there are limited producers capable of supplying large numbers of sufficiently effective miners, and, as demand for new miners has increased, and will likely continue to increase in response to increased Bitcoin prices, we have observed that the price of these new miners has also increased. If we are unable to acquire enough new miners or otherwise access sufficient capital to fund acquisitions to grow our hash rate, our results of operations and financial condition could be adversely affected, as could investments in our securities.

Bitcoin is programmatically subject to “Halving,” meaning that the Bitcoin rewarded for solving a block will be reduced in the future and its value may not commensurately adjust to compensate us for such reductions.

Bitcoin is subject to Halving, which is the process by which the Bitcoin reward for solving a block is reduced by 50% for every 210,000 blocks that are solved. This Halving occurs approximately every 4 years and means that the amount of Bitcoin we (or any other miner) are rewarded for solving a block in the Blockchain is permanently cut in half. For example, the last Halving occurred in April 2024, with a revised payout of 3.125 Bitcoin per block solved, down from the previous reward rate of 6.25 Bitcoin per block solved. There can be no assurance that the price of Bitcoin will sufficiently increase to justify the increasingly high costs of mining for Bitcoin, given the Halving feature. If a corresponding and proportionate increase in the trading price of Bitcoin does not follow these anticipated Halving events, the revenue we earn from our mining operations would see a corresponding decrease, which would have a material adverse effect on our business and operations. To illustrate, even if the price of Bitcoin remains at its price as of today, all other factors being equal (including the same number of miners and a stable hash rate), our revenue would decrease substantially upon the next Halving.

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

We are subject to risks associated with our need for significant electrical power, with that risk heightened as we are currently supplied with electrical power by a sole source provider.

Our Bitcoin mining operations have required significant amounts of electrical power, and, to the extent we purchase additional miners or acquire new miners that require higher energy inputs, our electricity requirements would grow. If we are unable to continue to obtain sufficient electrical power to operate our miners on a cost-effective basis, we may not realize the anticipated benefits of our capital investments in our miners. Even at our current energy usage, there can be no guarantee that our operational costs will not increase in the future. Additionally, our mining operations could be materially adversely affected by prolonged power outages, and we may have to reduce or cease our operations in the event of an extended power outage or as a result of the unavailability or increased cost of electrical power.

The foregoing risk is heightened as a result of our reliance on a sole source provider of electrical power. We are dependent on the sole host of our power supply in Northern Europe, which provides our power generation through hydroelectric sources. While our relationship with our sole power supplier is good, and while we generally have sufficient supply to conduct our business operations as presently contemplated, since the beginning of 2024, our power supply has been curtailed by up to approximately 60% as a direct result of low water levels that have cut back local hydroelectric power capacity. We believe the potential adverse effect of the power supply curtailment and our reliance on a sole power supplier was mitigated in large part due to our decision to curtail our Bitcoin mining operations (and, in turn, our electrical usage) until we could mine on a cost-effective basis. Thus, while the power supply curtailment has not yet had an adverse effect on our business, if Bitcoin market conditions become more favorable and cost-effective and we determine to ramp our mining operations back to their full capacity and the power supply curtailment continues or our sole provider raises its prices or cannot meet our needs, our business and results of operations could be materially and adversely affected, and investors in our securities could be harmed.

Climate change and the regulatory and legislative developments related to climate change may materially adversely affect our business and financial condition.

Climate change may materially and adversely impact the cost, production, and financial performance of our operations. Further, any impacts to our business and financial condition due to climate change are likely to occur over a sustained period of time and are therefore difficult to quantify with any degree of specificity. For example, extreme weather events may result in adverse physical effects on portions of our infrastructure, which could disrupt our supply chain and ultimately our business operations. In addition, disruption of transportation and distribution systems could result in reduced operational efficiency and customer service interruption. Climate-related events have the potential to disrupt our business, including the business of our customers, and may cause us to experience higher attrition, losses, and additional costs to resume operations. As noted in the prior risk factor, since the beginning of 2024, our power supply has been curtailed by up to approximately 60% as a direct result of low water levels that have cut back local hydroelectric power capacity. We are unable to predict when our mining levels will return to pre-2024 levels. A prolonged disruption in our power supply levels could have a material adverse effect on our bitcoin mining operations, and possibly our overall results of operations.

In addition, a number of governments or governmental bodies have introduced or are contemplating legislative and regulatory changes in response to various climate change interest groups and the potential impact of climate change. Given the significant amount of electrical power required to operate cryptocurrency miners, as well as the environmental impact of mining for metals used in the production of mining servers, the cryptocurrency mining industry may become a target for future environmental and energy regulation. Legislation and increased regulation regarding climate change could impose significant costs on our suppliers and us, including costs related to capital equipment, environmental monitoring and reporting, and other costs to comply with such regulations. Any future climate change regulations could also negatively impact our ability to compete with companies situated in areas not subject to such limitations. Given the political significance and uncertainty around the impact of climate change and how it should be addressed, we cannot predict how legislation and regulation will affect our financial condition, operating performance, and ability to compete. Furthermore, even without such regulation, increased awareness and any adverse publicity in the global marketplace about potential impacts on climate change by other companies or us in our industry could harm our reputation. Any of the foregoing could result in a material adverse effect on our business and financial condition.

Changing environmental regulations and public energy policy may expose our business to new risks.

If new environmental and energy regulations, policies, and initiatives enacted by federal regulators are imposed, or if existing regulations are modified, the assumptions we made underlying our plans and strategic initiatives may be inaccurate, and we may incur additional costs to adapt our planned business, if we are able to adapt, at all, to such regulations.

In addition, there continues to be a lack of consistent climate legislation, which creates economic and regulatory uncertainty for our business because the cryptocurrency mining industry, with its high energy demand, may become a target for future environmental and energy regulation. New legislation and increased regulation regarding climate change could impose significant costs on our suppliers and us, including costs related to capital equipment, environmental monitoring and reporting, and other costs to comply with such regulations. Further, any future climate change regulations could also negatively impact our ability to compete with companies situated in areas not subject to such limitations.

Given the political significance and uncertainty around the impact of climate change and how it should be addressed, we cannot predict how legislation and regulation will affect our financial condition and results of operations. Further, even without such regulation, increased awareness and any adverse publicity in the global marketplace about potential impacts on climate change by other companies or us in our industry could harm our reputation. Any of the foregoing could result in a material adverse effect on our business and financial condition.

The compliance costs of responding to new and changing regulations could adversely affect our operations.

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

Electricity costs could also be affected due to existing or new regulations on greenhouse gas emissions, whether such regulations apply to all consumers of electricity or just to specified uses, such as Bitcoin mining. There has been interest in the U.S. Congress in addressing climate change, including through the regulation of Bitcoin mining. Past legislative proposals to address climate change include measures ranging from taxes on carbon use or generation to federally imposed limits on greenhouse gas emissions. The course of future legislation and regulation in the United States remains difficult to predict, and potential increased costs associated with new legislation or regulation cannot be estimated at this time.

Regulatory changes or actions may alter the nature of an investment in us or restrict the use of cryptocurrencies in a manner that adversely affects our business, prospects, or operations.

As cryptocurrencies have grown in both popularity and market size, governments around the world have reacted differently to cryptocurrencies; certain governments have deemed them illegal, and others have allowed their use and trade without restriction, while in some jurisdictions, such as in the U.S., subject the mining, ownership and exchange of cryptocurrencies to extensive, and in some cases overlapping, unclear and evolving regulatory requirements. Ongoing and future regulatory actions could have a material adverse effect on our business, prospects, or operations.

Our interactions with a blockchain may expose us to SDN or blocked persons, and new legislation or regulation could adversely impact our business or the market for cryptocurrencies.

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

Although we do not anticipate any material adverse regulations on Bitcoin mining in our jurisdictions of operation, it is possible that state, federal or international regulators may seek to impose harsh restrictions or total bans on cryptocurrency mining, which may make it impossible for us to do business without relocating our mining operations, which could be very costly and time-consuming. Further, although Bitcoin and Bitcoin mining, as well as cryptocurrencies generally, are largely unregulated in most countries (including the United States), regulators in certain jurisdictions may undertake new or intensify existing regulatory actions in the future that could severely restrict the right to mine, acquire, own, hold, sell, or use cryptocurrency or to exchange it for traditional fiat currency such as the United States Dollar. Such restrictions may adversely affect us, as the large-scale use of cryptocurrencies as a means of exchange is presently confined to certain regions globally. Such circumstances could have a material adverse effect on us, which could have a material adverse effect on our business, prospects, or operations and potentially the value of any Bitcoin we mine or otherwise acquire or hold for our own account, and thus negatively affect the value of our common stock.

The costs associated with our Bitcoin mining operations could be subject to a significant increase in the future should there occur an increase in the VAT tax imposed on our hosting services.

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

Risks Related to Our Health, Beauty, and Wellness Business

We have a limited history in the health, beauty, and wellness industry upon which you can evaluate our business and prospects.

Our prospects must be considered in light of the risks encountered by companies in the early stages of development in highly competitive markets, particularly the markets for health, wellness, and beauty products. You should consider the frequency with which early-stage businesses encounter unforeseen expenses, difficulties, complications, delays, and other adverse factors.

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

We may be exposed to product recalls and adverse public relations if our products are alleged to cause injury or illness, or if we are alleged to have violated governmental regulations. A product recall could result in substantial and unexpected expenditures, which would reduce operating profit and cash flow. In addition, a product recall may require significant management attention. Product recalls may hurt the value of our brands and lead to decreased demand for our products. Product recalls also may lead to increased scrutiny by federal, state, or international regulatory agencies of our operations and increased litigation, and could have a material adverse effect on our business, results of operations, financial condition, and cash flows.

We may experience product liability claims and litigation to prosecute such claims, and although we maintain product liability insurance, which we believe to be adequate for our needs, there can be no assurance that our insurance coverage will be adequate or that we will be able to maintain adequate insurance coverage.

As a manufacturer and a distributor of products for human use and consumption, we may experience product liability claims and litigation to defend such claims. Additionally, the manufacture and sale of these products involve the risk of injury to consumers as a result of tampering by unauthorized third parties or product contamination. We carry insurance coverage in the types and amounts that we consider reasonably adequate to cover the risks we face. If insurance coverage is inadequate or unavailable or premium costs continue to rise, we may face additional claims not covered by insurance, and claims that exceed coverage limits or that are not covered could have a material adverse effect on us.

Disruption in our supply chain and changes to tax or trade policy could have a negative impact on our business.

Some of the ingredients, packaging materials, and other products we purchase may only be available from a single supplier or a limited group of suppliers, including suppliers located outside the U.S. in China and Canada. While alternate sources of supply are generally available, the supply and price are subject to market conditions and are influenced by other factors beyond our control. We do not have long-term contracts with any of our suppliers, and therefore, they could increase prices or cease doing business with us. As a result, we may be subject to price fluctuations or demand disruptions.

The prices of raw materials, packaging materials, and freight are subject to fluctuations in price attributable to, among other things, global competition for resources, weather conditions, changes in supply and demand of raw materials, or other commodities, fuel prices, and government-sponsored agricultural programs. Volatility in the prices of raw materials and other supplies we purchase could increase our cost of sales and reduce our profitability, and we have no guarantees that prices will not rise. Our ability to pass along higher costs through price increases to our customers is dependent upon competitive conditions and pricing methodologies employed in the various sales channels in which we compete, and we may not be successful in implementing price increases. In addition, any price increases we do implement may result in lower sales volumes. Customers and consumers may choose to shift purchases to lower-priced private label or other value offerings, which may adversely affect our results of operations.

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

Although our current financial resources are sufficient for us to sustain our existing operations, we may be required to raise additional capital to help finance our planned growth within the financial services sector, particularly as we will be required to fund the start-up operations of myLife Wellness and the planned expansion of our newly acquired entities, Renu Labs and Opencash. If we find that we need, but are unable, to obtain adequate additional financing, we may not be able to successfully market and sell our products and our business operations will most likely be discontinued. To secure additional financing, we may need to borrow money or sell more securities. Under these circumstances, we may be unable to secure additional financing on favorable terms or at all. Selling additional stock, either privately or publicly, would dilute the equity interests of our stockholders. If we borrow money, we will have to pay interest and may also have to agree to restrictions that limit our operating flexibility. If we are unable to obtain adequate financing on terms acceptable to us, we may have to curtail business operations, which would have a material negative effect on operating results and most likely result in a lower stock price.

Our recent settlement with the SEC may limit our ability to access private financing.

Our recent January 17, 2025 settlement with the SEC, in as much as it causes us to cease and desist from committing any further violations of Sections 5(a) and 5(c) of the Securities Act, could, absent an SEC waiver, impair our efforts to raise private capital under a commonly used exemption from the SEC’s registration requirements, which could make our financing efforts more difficult and less efficient. We continue to actively pursue a waiver from the SEC exempting us from the application of these rules.

Our common stock price has been and may continue to be extremely volatile.

Our common stock has closed as low as $0.009 per share and as high as approximately $0.030 per share during the year ended December 31, 2025. We believe this volatility may be caused, in part, by variations in our quarterly operating results, delays in the development of our technologies, changes in market valuations of similar companies, and the volume of our stock in the market.

Additionally, in recent years, the stock market in general, and the OTC Markets and technology stocks in particular, have experienced extreme price and volume fluctuations. In some cases, these fluctuations are unrelated or disproportionate to the operating performance of the underlying company. These market and industry factors may materially and adversely affect our stock price regardless of our operating performance. The historical trading of our common stock is not necessarily an indicator of how it will trade in the future, and our trading price as of the date of this report is not necessarily an indicator of what the trading price of our common stock might be in the future.

In the past, class action litigation has often been brought against companies following periods of volatility in the market price of those companies’ common stock. If we become involved in this type of litigation in the future, it could result in substantial costs and diversion of management attention and resources, which could have a further negative effect on our stock price.

Sales of substantial amounts of our common stock in the public markets or the perception that sales might occur could cause the trading price of our common stock to decline.

In April 2025, the lock-up agreement with our current and former officers, directors and certain of our significant shareholders expired by its terms. As a result, 381,205,961 shares of our common stock held by such current and former officers, directors, and significant shareholders are available for sale in the open market. In addition, 564 million shares of our common stock are issuable upon the redemption of Class B Redeemable Units of our IFGH subsidiary that were issued in September 2021 in connection with our acquisition of the algorithmic trading platform of MPower are also no longer subject to the lock-up agreement. Since 2021, these Class B Redeemable Units have been held by MPower, but subject to a lock-up agreement. Following the April 2025 expiration of the lock-up agreement, MPower began the process of winding down its operations and distributing the Class B Redeemable Units to its members, who will have the option to redeem such Class B Redeemable Units for shares of our common stock at any time. The redemption of up to 565 million Class B Redeemable Units and the corollary sale of up to 565 million shares of our common stock in the public trading market, or the perception that sales of that magnitude might occur, could cause the trading price of our common stock to decline.

Conversion of existing convertible notes purchased by DBR Capital and the conversion rights associated with any future notes that may be purchased by DBR Capital could cause additional substantial dilution to our stockholders.

Under the terms of its convertible notes, DBR Capital has the right to convert an aggregate of $3.3 million in principal of convertible notes into shares of our common stock at a conversion price of $0.007 per share. Exclusive of interest that could accrue on these notes, conversion of the outstanding principal of these notes would result in the issuance to DBR Capital of approximately 471 million additional shares of our common stock. Substantial additional dilution of up to an additional approximately 814 million shares of our common stock could be experienced by our shareholders should DBR Capital advance and ultimately convert additional notes of $5.7 million on or before December 31, 2026. The presence of these arrangements could make it difficult for the Company to attract third-party capital in the future.

Special Governance Rights included within DBR Capital’s investments enable DBR Capital to retain significant control of the Company for the foreseeable future.

In connection with its investment, DBR Capital has been accorded with certain special governance rights, including the right to appoint four of our seven directors, and to require that certain capital, financial and other material actions of our board of directors be approved by at least one DBR Capital-appointed director, who shall be David B. Rothrock if he is then serving as a director. The special governance rights shall remain in place for so long as DBR Capital holds a convertible note or any of our other securities. The presence of these governance rights could make it difficult for the Company to attract and retain board members and to attract third-party capital in the future.

The trading price of shares of our common stock may increase or decrease as does the trading price of Bitcoin and other digital currencies, which subject investors to pricing risks, including “bubble” type risks, and volatility.

Because of our connection with Bitcoin, the trading prices of our common stock may at times be tied to the trading prices of Bitcoin and such other digital currencies. Specifically, we may experience adverse effects on our stock price when the value of Bitcoin or other digital currencies drops. Furthermore, if the market for Bitcoin or other digital currency company stocks or the stock market in general experiences a loss of investor confidence, the trading price of our stock could decline for reasons unrelated to our business, operating results, or financial condition. The trading price of our common stock could be subject to arbitrary pricing factors that are not necessarily associated with traditional factors that influence stock prices or the value of non-cryptocurrency assets such as revenue, cash flows, profitability, growth prospects or business activity since the value and price, as determined by the investing public, may be influenced by uncertain contingencies such as future anticipated adoption or appreciation in value of cryptocurrencies or Blockchains generally, and other factors over which we have little or no influence or control.

Bitcoin and other cryptocurrency market prices, which have historically been volatile and are impacted by a variety of factors, are determined primarily using data from various exchanges, over-the-counter markets, and derivative platforms. Furthermore, such prices may be subject to factors such as those that impact commodities, more so than business activities, which could be subjected to additional influence from fraudulent or illegitimate actors, real or perceived scarcity, and political, economic, regulatory, or other conditions. Pricing may be the result of, and may continue to result in, speculation regarding future appreciation in the value of cryptocurrencies, or our share price, making their market prices more volatile or creating “bubble” type risks for the trading price of Bitcoin.

Conversion of exchangeable shares issued in connection with the acquisition of the assets of MPower.

During September 2021, we acquired, among other assets, a proprietary algorithmic trading platform from MPower, a business controlled by two members of our Board of Directors. The assets of MPower were acquired in consideration of the issuance of Class B Redeemable Units consisting of non-voting membership interests in our wholly owned subsidiary IFGH that are in the future redeemable for 565,000,000 Company common shares on a one-for-one basis. That could ultimately result in the issuance of 565,000,000 Company common shares, presently representing over 19% of the Company’s current fully-diluted shares.

Additional issuances of stock options and warrants, convertible notes, and stock grants will cause additional substantial dilution to our stockholders.

Given our growth plans and given our current limited cash resources, it is possible that in the future we will need to issue additional warrants, stock grants, and convertible debt to finance our future business operations, acquisitions, and strategic relationships. The issuance of additional shares of common stock, the exercise of warrants, and the conversion of debt to stock could cause additional dilution to our stockholders and could have further adverse effects on the market price for our securities or on our ability to obtain future financing. The 2018 increase in our authorized common shares from two billion to ten billion increased the magnitude of this risk substantially.

Shares of our common stock may never become eligible for trading on Nasdaq or a national securities exchange: we do not have a majority of independent directors.

We cannot assure that we will ever be listed on the Nasdaq Stock Market or on another national securities exchange. Listing on one of the Nasdaq markets or one of the national securities exchanges is subject to a variety of requirements, including, among others, us having a majority of independent directors, a minimum trading price, and a minimum public “float” requirement. There are also continuing eligibility requirements for companies listed on national securities exchanges. If we are unable to satisfy the initial or continuing eligibility requirements of any such market, then our stock may not be listed or could be delisted. This could result in a lower trading price for our common stock and may limit the ability of our stockholders to sell their shares, which could result in a loss of some or all of their investments.

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

Because we have no plans to pay dividends on our common stock, stockholders must look solely to the appreciation of our common stock to realize a gain on their investments.

We do not anticipate paying any dividends on our common stock in the foreseeable future. First, because we intend to retain earnings, if any, to finance the development and expansion of our business. Next, we are subject to certain restrictions on declaring dividends under our existing convertible note financing arrangements with DBR Capital, LLC, and the Certificate of Designation of our Series B Preferred Stock. Our future dividend policy is within the discretion of our board of directors and will depend upon numerous factors, including our business, financial condition, results of operations, capital requirements, and investment opportunities. Accordingly, stockholders must look solely to the appreciation of our common stock to realize a gain on their investment. This appreciation may not occur.

Certain provisions of Nevada law and of our governing documents may inhibit a potential acquisition of our company, and this could have a negative impact on our stock price.

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

We owe payment on a promissory note in the principal amount of $1,550,000 to our former Chief Executive Officer, Joseph Cammarata, (the “Cammarata Note”). Further, the Cammarata Note is convertible into shares of our common stock at $0.008 per share. During February 2022, we provided 30 days’ notice of our intent to retire and repay the Cammarata Note in cash. Having not timely received a properly executed conversion notice within the proscribed period, and citing certain other damages incurred by us arising from Mr. Cammarata’s then ongoing legal proceedings, on or about March 31, 2022, we tendered to Mr. Cammarata cash payment in full for the Cammarata Note. As of the date of this Report, Mr. Cammarata has not accepted our tender of the cash payment, and instead, during 2022, asserted his entitlement to exercise his right to convert the Cammarata Note into our common shares, although we believe his attempted conversion was not timely, nor in compliance with the conversion features of the note. Although we believe that our cash tender was appropriate under the terms of the Cammarata Note and otherwise at law, and Mr. Cammarata’s attempt to convert the note were ineffective, if Mr. Cammarata elects to challenge our cash tender in a court proceeding, and if we are unable to sustain our legal position on the matter, Mr. Cammarata could receive up to approximately 203 million shares of our common stock upon conversion of the Cammarata Note.

The amount of authorized common stock may result in management implementing anti-takeover procedures by issuing new securities.

The proportion of unissued authorized shares to issued shares could, under certain circumstances, have an anti-takeover effect, for example, by permitting issuances that would dilute the stock ownership of a person seeking to effect a change in the composition of our board of directors or contemplating a tender offer or other transaction for the combination of our company with another entity. Although we have no current plans to issue additional stock for this purpose, management could use the additional shares that are now available, or that may be available after a possible further recapitalization, to resist or frustrate a third-party transaction. Generally, no stockholder approval would be necessary for the issuance of all or any portion of the additional shares of common stock unless required by law or any rules or regulations to which we are subject.

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

If we are required to register as an investment company under the Investment Company Act, the additional expenses and operational limitations associated with such registration may reduce our stockholders’ investment return or impair our ability to conduct our business as planned.

Under the Investment Company Act, a company may be deemed an investment company if the value of its investment securities is more than 40% of its total assets (exclusive of government securities and cash items) on a consolidated basis. In the fourth quarter of 2025 and the first quarter of 2026, we invested an aggregate of $3.25 million in a special purpose vehicle formed by Dream Ventures LLC, to participate in a private placement involving an early-stage nuclear energy enterprise, aligning with its commitment to long-term innovation and growth across emerging sectors. Management believes the underlying enterprise offers significant long-term commercial potential contingent upon the successful achievement of its financing, manufacturing, environmental, permitting, construction, regulatory, and operational milestones. This investment currently represents approximately 30% of our total assets (exclusive of government securities and cash items). If we are required to register as an investment company as a result of an increase in the value of this investment and/or a decrease in our total assets, we might be required to revise some of our current policies or substantially restructure our business to comply with the Investment Company Act. This would likely require us to incur the expense and delay of holding a stockholder meeting to vote on proposals for such changes. Further, if we were required to register as an investment company, but failed to do so, we would be prohibited from engaging in our business, criminal and civil actions could be brought against us, some of our contracts might be unenforceable, unless a court were to direct enforcement, and a court could appoint a receiver to take control of us and liquidate our business.

Our recent investments expose us to a concentration of assets, which could increase volatility, investment and market risk.

As described above, we invested an aggregate of $3.25 million in an illiquid private investment in a special purpose vehicle formed by Dream Ventures LLC. Although it is our expectation that this investment will provide liquidity upon an exit or we will otherwise have an opportunity to liquidate all or some portions of this investment from time-to-time, there can be no assurances to that effect. This investment presently constitutes over 30% of the Company’s liquid assets and thereby presents a risk of an illiquid holding involving a material portion of our available liquid assets. Furthermore, we may in the future make similar strategic investments. We may accumulate significant positions in, or otherwise significant exposure to, a single asset or asset type. If we choose to invest in concentrated positions, we could increase the volatility of investment results over time and exacerbate the risk that a loss in any position would have a material and adverse effect on our investment strategies, the value of our assets and the value of any investment in us. There can be no assurance that our strategic investments will be successful in the markets and assets in which we invest.

Item 1B. Unresolved Staff Comments

None.

Item 1C. CYBERSECURITY

Risk Management and Strategy

The Company’s cybersecurity risk management practices are intended to assess, identify, and manage risks from threats to the security of our information, systems, products, and network. Our cybersecurity program is a key component of our broader risk management strategy in which cyber risk has been identified and is actively managed with preventive and mitigating measures. We design and assess our cybersecurity program based on the National Institute of Standards and Technology’s Cybersecurity Framework, ISO 27001, and industry-specific regulations. This does not imply that we meet any particular technical standards, specifications, or requirements, but rather that we use them as a guide to help us identify, assess, and manage cybersecurity risks relevant to our business.

Cybersecurity incidents could result from unintentional events, or from deliberate attacks by unauthorized entities or individuals attempting to gain access to Investview’s information technology systems for the purposes of misappropriating assets or information, or causing operational disruption and damage. To mitigate the risk of an impact on our business operations and/or damage from cybersecurity incidents or cyberattacks, Investview invests in multiple forms of cybersecurity and operational safeguards.

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

We conduct risk assessments to evaluate the effectiveness of our systems and processes in addressing threats and to identify opportunities for enhancements. Additionally, we conduct privacy and cybersecurity reviews, as well as annual employee training, and monitor emerging laws and regulations related to information security and data protection. We utilize third-party tools and techniques to test and enhance our security controls, perform annual cybersecurity framework assessments, conduct ongoing penetration testing of our systems, and benchmark against best practices. Our internal audit function provides an independent assessment of the overall operations of our cybersecurity program and the supporting framework.

Our cybersecurity team engages and utilizes third-party services as it monitors and actively responds to cybersecurity threats. We utilize an Endpoint Detection and Response (EDR) platform, an anti-virus application, through which incoming electronic communications are filtered, and an email security platform that seeks out identifiers in communications that disguise, impersonate, or otherwise misrepresent the source of the communication. If such a communication is detected, it is subject to quarantine or removal depending on the severity of the issue. Additionally, we use a Security Information and Event Management (SIEM) system, which allows us to store logs off on the system of record to prevent log tampering and provides the cybersecurity team functionality to build alerts on specific use cases that are important and unique to our business. If our applications fail or our software does not successfully block a malicious electronic communication, employees are required to notify an immediate supervisor or the cybersecurity team promptly, but in no circumstances later than twenty-four (24) hours after such occurrence.

Upon detection of a cybersecurity incident and initial intake and validation by our cybersecurity team, our incident response team triages and evaluates the cybersecurity incident, and, depending on the severity, escalates the incident to management and a cross-functional working group. Any incident assessed as potentially being or potentially becoming material is immediately escalated for further assessment and reported to executive management. Determination of what resources are needed to address the incident, prioritizing of response activities, forming of action plans, and notification of external parties as needed are then undertaken by executive management and the cross-functional working group, led by our Executive Vice President-Technology (“Technology Officer”). We consult with outside counsel as appropriate, including on materiality analysis and disclosure matters, and our executive management makes the final materiality and disclosure determinations, among other compliance decisions.

Governance

Our board, Technology Officer, and management team actively assess the Company’s cybersecurity and data privacy risk management practices with the goal of being proactive rather than reactive. Our Technology Officer management team regularly reviews the Company’s cybersecurity and data privacy risks, including our policies, controls, and procedures for identifying, managing, and mitigating such risks. Our Technology Officer provides the board with periodic reports regarding cybersecurity and data privacy measures and procedures, the identification of security gaps, and compliance with applicable cybersecurity and data privacy regulations. Management also briefs our board at scheduled meetings regarding cybersecurity and data privacy developments.

Management and our Technology Officer are responsible for day-to-day monitoring of the prevention, detection, mitigation, and remediation of cybersecurity incidents. Our Technology Officer, who reports to our Chief Operating Officer, has primary oversight of the material risks from cybersecurity and data privacy matters. Our Technology Officer has more than 20 years of experience across various information technology, information security, and management roles.

In 2025, we did not identify any cybersecurity incidents or threats that have materially affected or are reasonably likely to materially affect our business strategy, results of operations, or financial condition. However, despite our efforts, we may not be successful in eliminating all risks from cybersecurity threats and can provide no assurances that undetected cybersecurity incidents have not occurred. See Part I, Item 1A. “Risk Factors” of this Annual Report for more information regarding the cybersecurity risks we face.

Item 2. Properties

Our corporate headquarters, consisting of approximately 7,102 square feet of office space is located at 521 West Lancaster Avenue, Second Floor, Haverford, Pennsylvania 19041 and is being leased under a one-year lease agreement that will expire in December 2026. Our Conectiv headquarters consisting of approximately 1,325 square feet of office space is located at 459 North 300 West, #15, Kaysville, Utah 84037 and is on a month-to-month lease. The manufacturing headquarters consisting of approximately 12,500 square feet of office and manufacturing space for Renu Laboratories LLC is located at 1836 Stout Drive, #1, 2, 5, 6, and 7, Warminster, Pennsylvania 18974 and are being leased under a one-year lease that will expire in December 2026. Additionally, approximately 5,686 square feet of warehouse space for Renu Laboratories LLC located at 48 Vincent Circle, #48B, Ivyland, Pennsylvania 18974 is being leased for storage of materials and pre-finished goods under a 2-year lease agreement that will expire in December 2026. We lease administrative office space, which is located at 386 Main Street, #212, Wyckoff, New Jersey 07481, and is being leased under a two-year lease agreement that will expire in July 2027 with an option for the Company to terminate with 60 days’ written notice.

Item 3. Legal Proceedings

The Company is involved in various claims and legal actions arising in the ordinary course of business. In many claims and actions, it is inherently difficult to determine whether any loss is probable or even reasonably possible or to estimate the size or range of the possible loss. Accordingly, an adverse outcome from such proceedings could have a material adverse effect on the Company’s consolidated financial position, results of operations or liquidity. Legal expenses are expensed as incurred. A summary of potential material proceedings and litigation is as follows.

None of our directors, officers, or affiliates is involved in a proceeding adverse to our business or has a material interest adverse to our business.

iGenius LLC v. Chairman of the Office of Competition, Competition and Consumer Protection Office, District Court in Warsaw, 17th Division for Competition and Consumer Protection (Court of Competition and Consumer Protection)

During February 2026, we filed an appeal to the December 2025 formal administrative decision of UOKiK in which it imposed an administrative fine of PLN 14,668,589 (approximately USD $4 million) on the Company and further seeks to require us to cease and desist the Company’s direct selling business operations in Poland. In its December 2025 decision, UOKiK determined that certain aspects of our direct selling business model, as conducted in Poland, violate Polish laws relating to unfair commercial practices, including laws prohibiting pyramid-style promotional schemes. Under the terms of the decision, enforcement of the fine and cease and desist components thereof, are not final and is subject to conclusion of any appeal to the competent Polish court.

The Company has timely appealed the UOKiK decision to the Court of Competition and Consumer Protection as it believes that its direct selling business in Poland complies with Polish law and as it wishes to avail itself of all procedural rights of appeal and legal remedies available under applicable law. During the appeal process, the Company expects to continue operations in Poland in the normal course, while evaluating such operational adjustments as may be appropriate to further demonstrate that its operations in Poland do not constitute an unlawful pyramid scheme. While we intend to vigorously defend ourselves against the UOKiK decision, if we are ultimately unsuccessful in our defense of the matter on appeal, we could, among other things, be subject to the administrative fine imposed (or another amount as decided by the appeals court) and may be required to modify, suspend or discontinue certain aspects of our direct selling operations or a material portion of our operations in Poland, which such outcome could have an adverse effect on the Company’s business, financial condition, results of operations, or prospects. Due to the uncertainties and procedural delays associated with matters of litigation, and in recognition of the early-stage of the proceedings, we cannot express an opinion as to the likely outcome of the matter; nor can we assure that the outcome of the legal proceedings will be consistent with our objectives.

Investview, Inc. and iGenius LLC v. UIU Holdings LLC d/b/a Total Protection Plus; Jason R. Anderson; and Jacob S. Anderson, Superior Court of the State of Delaware (C.A. No. N26C-01-448)

On March 28, 2025, we commenced an action in equity against Total Protection Plus, UIU Holdings LLC, Jason R. Anderson, Jacob S. Anderson, and Schad E. Brannon (collectively, “TPP”), in the Court of Chancery of the State of Delaware seeking to, among other things, compel TPP to fulfill the commitments that were made to the Company’s customers under the TPP Program. In response, the Defendants filed various motions to dismiss, making both procedural and substantive challenges to the allegations made in the Complaint. The Company opposed those motions, and after a hearing before the Chancery Court, in a letter opinion dated November 21, 2025, the Chancery Court (which is a court of equity) ruled that it lacked subject matter jurisdiction over the Company’s claims because, among others: (i) it is a court of equity and the claims asserted by the Company were not purely equitable in nature; and (ii) a suit for money damages would provide the Company an adequate remedy at law. The Court dismissed the Complaint with leave to transfer the case to Delaware Superior Court, which does not have the same limited jurisdiction that exists in Chancery Court. At no point did the Chancery Court address or rule on the substance of our claims against TPP.

In response to the dismissal of the case on procedural grounds, in January 2026, we renewed our case against TPP by filing an Amended Complaint in Superior Court, including additional factual allegations to support our claims. In the Amended Complaint, the Company removed Schad Brannon as one of the Defendants and is now pursuing relief against UIU Holdings LLC d/b/a Total Protection Plus, Jason R. Anderson, and Jacob S. Anderson. The Defendants responded to the Amended Complaint in February 2026 by filing motions to dismiss along similar grounds as to what they argued in Chancery Court, including arguments that the Court lacks personal jurisdiction over Jacob Anderson, the Company lacks standing to pursue its claims, and the claims otherwise fail as a matter of law. The Company is due to respond to the motion to dismiss on or before April 16, 2026. To date, the court process has not yet addressed the substance of our claim. While we do not believe that we have any legal responsibility to cover any potential claims of customers who participated in the TPP Program, there is, however, a risk that any failure of TPP to perform its obligations to our customers could expose us to commercial claims of dissatisfied customers, regardless of the legal foundation associated therewith. The possible assertion of those claims, regardless of the underlying substance of the claims, could have an adverse effect on our business, financial condition, and operating results. Due to the uncertainties and procedural delays associated with matters of litigation, and in recognition of the early stage of the proceedings, we cannot express an opinion as to the likely outcome of the matter; nor can we assure that the outcome of the legal proceedings will be consistent with our objectives.

Item 4. Mine Safety Disclosure

Not applicable

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

Market Information

Our common stock is quoted on the OTCQB under the symbol “INVU.” You should be aware that over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not necessarily represent actual transactions.

As of March 20, 2026, we had approximately 646 stockholders of record of our common stock and 1,860,376,075 and 1,846,247,352 shares of common stock issued and outstanding, respectively.

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

Overview

We operate a diversified series of business units across key sectors, including a direct-to-consumer (“DTC”) marketing platform designed to promote, sell, and distribute its products and services through a global network of independent distributors directly to end users without reliance on traditional retail intermediaries; a manufacturing, marketing, and sales division focused on proprietary over-the-counter aesthetics, health, nutrition and cognitive wellness products for distribution across wholesale and retail markets through our DTC marketing platform and otherwise; an early-stage online trading platform that intends to offer self-directed retail brokerage services; and a business unit that owns and operates a sustainable blockchain business focused on bitcoin mining.

Recent Material Developments

Private Share Repurchase Transactions

We have attempted to repurchase shares privately as an opportunistic way to use our existing cash resources strategically to add shareholder value by significantly reducing our outstanding capitalization at a discount to prevailing market prices. These opportunities have arisen for us on two occasions. First, on September 29, 2023, we purchased for surrender in a series of private transactions, an aggregate of 302,919,223 shares of the Company’s common stock from two of our former Directors and executive officers, and a series of their family members and related entities. The shares were purchased for an aggregate consideration of $2,922,380, equating to a price of $0.00964739 per share, representing a discount of approximately 52.5% to the average market price at the time of closing. One-eighth of the purchase price was paid within seven (7) days of the closing, with the balance payable in a series of equal quarterly payments over seven (7) consecutive quarters thereafter. See Item 13 of this Form 10-K for additional details on the transaction.

Next, on February 7, 2024, we repurchased for surrender and cancellation in a private transaction an aggregate of 472,374,710 shares of the Company’s common stock from Ryan Smith and Chad Miller and certain of their respective affiliates and family members. These shares were purchased for an aggregate purchase price of $3,571,146, equating to a price of $0.007559985 per share, representing a discount of approximately 57.6% to the average market price at the time of the closing. One-eighth of the purchase price was paid within seven (7) days of the closing, with the balance payable in a series of equal quarterly payments over seven (7) consecutive quarters thereafter. See Item 13 of this Form 10-K for additional details on the transaction.

Acquisition of the Business of Opencash

On March 18, 2024, we announced the acquisition of Opencash, an early-stage registered broker-dealer that plans to offer investors an online platform to enable self-directed retail brokerage and other related services.

Acquisition of the Business of Renu

On October 11, 2024, we acquired substantially all of the business and assets of Renu Labs. The total purchase price of Renu Labs was $1,780,000. As part of this acquisition, we also issued 5,000,0000 stock options to the principal of Renu Labs. These options are scheduled to vest in equal amounts over a five-year period, dependent upon the continued employment of this principal, an exercise price of $0.05 per share and subject to a ten-year life.

Settlement of Outstanding Matter with the SEC

During November 2021, we received a subpoena from the United States Securities and Exchange Commission (“SEC”) for the production of documents. The SEC order, the factual and legal findings of which we neither admit nor deny, relates to a program developed by prior management involving the sale/leaseback of high-performance server equipment primarily used for bitcoin mining to investors from July 2019 through June 2020. On January 17, 2025, we entered into a settlement with the SEC to resolve the inquiry. In its settlement order, the SEC concluded that the interests of the Company offered in connection with the program were unregistered investment contracts sold in violation of Sections 5(a) and 5(c) of the Securities Act of 1933, as amended. As part of the settlement, we agreed to pay the SEC a penalty of $375,000 and to cease and desist from continuing any further violations of Sections 5(a) and 5(c) of the Securities Act of 1933, as amended.

Amendment of Credit Arrangements with DBR Capital

On or about February 28, 2025, the Company and DBR Capital entered into an amendment to the Securities Purchase Agreement (the “Amendment”), approved by the disinterested members of the Company’s Board of Directors. Pursuant to the Amendment, DBR had until August 31, 2025 to lend to the Company a minimum of $2.0 million at a reduced interest rate of 18.75% per annum (from 38.5%), and until December 31, 2026 to lend to the Company the balance of up to $5.7 million at a further reduced interest rate of 10% per annum (also from 38.5%). DBR Capital elected not to proceed with the note financing at August 31, 2025.

Stock Repurchase Program

On March 6, 2025, the Board of Directors authorized a stock repurchase program that will allow the Company to repurchase up to $1,000,000 in aggregate value of shares of the Company’s common stock through March 6, 2026. During the year ended December 31, 2025, 12,489,710 shares were repurchased for $246,898. The stock repurchase program was extended to cover the repurchase of shares of the Company’s common stock through March 31, 2027.

Results of Operations

Year Ended December 31, 2025, Compared to Year Ended December 31, 2024

Revenues

	Year Ended December 31,		Increase
	2025	2024	(Decrease)

Membership revenue, net of refunds, incentives, credits, and chargebacks	$29,224,823	$47,061,290	$(17,836,467)
Mining revenue	3,306,756	5,186,606	(1,879,850)
Health and wellness product sales	3,637,357	110,671	3,526,686
Other revenue	86,733	23,404	63,329
Total revenue, net	$36,255,669	$52,381,971	$(16,126,302)

Total revenue, net, decreased $16,126,302, or 31%, from $52,381,971 for the year ended December 31, 2024, to $36,255,669 for the year ended December 31, 2025. The decreases of $17.8 million and $1.9 million pertain to a contraction in our membership revenue and mining revenue, respectively. Membership revenue decreased by $17.8 million (38%), primarily due to changes in consumer spending behavior and continued macroeconomic pressures affecting discretionary spending. These conditions contributed to a broader slowdown in the direct sales and home-based business sector, which negatively impacted participation and retention rates. The $1.9 million (36%) decrease in mining revenue was a result of a full year of “Bitcoin Halving” which occurred on April 19th, 2024, decreasing the reward to 3.125 Bitcoin per block solved from the previous reward rate of 6.25 Bitcoin per block solved, an increase in Bitcoin Network Difficulty and a mandated power curtailment enforced by the government-controlled utility companies in Northern Europe, partially offset by an increase in the price of Bitcoin. These decreases were offset by a $3.5 million increase in health and wellness product sales and a $63 thousand increase in other revenue.

Operating Costs

	Year Ended December 31,		Increase
	2025	2024	(Decrease)

Cost of sales and service	$8,242,809	$6,056,491	$2,186,318
Commissions	15,992,550	25,913,260	(9,920,710)
Selling and marketing	564,574	569,491	(4,917)
Salary and related	7,051,045	6,626,588	424,457
Professional fees	2,293,946	1,547,288	746,658
Impairment expense	903,212	1,771,891	(868,679)
Loss (gain) on disposal of assets	(104,742)	180,223	(284,965)
General and administrative	9,572,377	8,022,020	1,550,357
Total operating costs and expenses	$44,515,771	$50,687,252	$(6,171,481)

Operating costs decreased $6,171,481, or (12%), from $50,687,252 for the year ended December 31, 2024, to $44,515,771 for the year ended December 31, 2025. The decrease can be explained by a reduction in commissions of $9.9 million, which was a result of a decrease in our membership revenue and a decrease in impairment expense of $869 thousand due to impairment of our data processing equipment during the prior year being more than the impairment of goodwill and intangible assets in the current year. These decreases were partially offset by an increase in salary and related of $424 thousand and an increase in cost of sales and services of $2.2 million, which was a result of the acquisition of our health, beauty, and wellness business that was acquired in October of 2024, an increase in professional fees, and an increase in general and administrative which was a result of an accrued $4 million fine assessed by the Polish Office of Competition and Consumer Protection (“UOKiK”) that the Company is appealing.

Other Income (Expense)

	Year Ended December 31,
	2024	2023	Change

Loss on Settlement	$(111,277)	$(375,000)	$263,723
Gain (loss) on fair value of derivative liability	758	4,974	(4,216)
Realized gain (loss) on cryptocurrency	120,214	452,450	(332,236)
Unrealized gain (loss) on digital assets	(591,144)	-	(591,144)
Interest expense	(21,408)	(18,801)	(2,607)
Interest expense, related parties	(1,239,603)	(1,240,529)	926
Other income (expense)	1,135,282	1,567,543	(432,261)
Total other income (expense)	$(707,178)	$390,637	$(1,097,815)

We recorded other expense of $707,178 for the year ended December 31, 2025, which was a decrease of $1,097,815, or 281%, from the prior year other income of $390,637. The change is due to a realized gain on cryptocurrency in the current period of $120 thousand compared to a realized gain of $452 thousand in the prior year, an unrealized loss on cryptocurrency in the current period of $591 thousand compared to no unrealized gain or loss in the prior year due to the Company’s adoption of ASU No. 2023-08, as shown in NOTE 5 of the financial statements included in this filing, for the year ended December 31, 2025, effective as of January 1, 2025, and a decrease in other income of $462 thousand due to a decrease in bank interest earned. These decreases were offset by the amount of the fine incurred in the prior year for the January 17, 2025 settlement with the SEC.

Liquidity and Capital Resources

During the year ended December 31, 2025, we met our short-and long-term working capital and capital expenditure requirements through cash on hand. At December 31, 2025, we had a total of $10.0 million in cash and cash equivalents, which we believe is sufficient to meet our debt service, preferred stock dividend payments and all other obligations in a timely manner and be able to meet our objectives.

During the year ended December 31, 2025, we recorded a net loss from operations of $8,260,102 and net loss of $8,908,479. As of December 31, 2025, we have unrestricted cash of $9,992,443. Also, as of December 31, 2025, our current assets exceeded our current liabilities to result in working capital of $6,884,380 and our digital asset balance was reported at a fair value of $5,464,011. Management does not believe there are any liquidity issues as of December 31, 2025.

The Company’s capital is generally used to support operations and capital expenditures. However, the Company also, from time-to-time, will review potential investments that it believes present unique situations to participate in growth opportunities. Two such opportunities presented themselves when the Company, during October 2025 and March 2026, invested an aggregate of $3.25 million in a special purpose vehicle organized by Dream Ventures LLC, which participated in exempt private placements in an early-stage enterprise developing next generation nuclear power and infrastructure technologies. The Company’s investment consisted of the acquisition of restricted units of the SPV valued at the time of the investments at $3.25 million, as a limited rights participant in two investment rounds in an aggregate amount of $95 million. The SPV, in turn, used the proceeds of those investment rounds to invest in private investment securities of the early-stage nuclear enterprise.

The Company is not in the business of making investments in private securities, however, these investments were viewed by the Board of Directors as a strategic investment intended to access a possible growth opportunity that takes advantage of renewed momentum around modular, rapidly deployable energy systems, supported by recent federal initiatives and Department of Energy programs promoting advanced-reactor innovation.

Trends, Risks, and Uncertainties

During 2024 and 2025, we experienced a material contraction in the revenues generated by our DTC marketing and our Blockchain Technology and Crypto Mining Products and Services business units. In the case of our DTC marketing unit, the contraction was largely attributable to a combination of shifts in consumer behavior and demand as individuals re-evaluated their spending priorities, lifestyle habits, and engagement preferences, as well as broader global macroeconomic changes that have caused a general slowdown in the direct sales and home-based business industry. In the case of our Blockchain Technology and Crypto Mining Products and Services business unit, the contraction was largely attributable to a combination of the “Bitcoin Halving” which occurred on April 19th, 2024, decreasing the reward to 3.125 Bitcoin per block solved from the previous reward rate of 6.25 Bitcoin per block solved, an increase in Bitcoin Network Difficulty and a mandated power curtailment enforced by the government-controlled utility companies in Northern Europe, partially offset by an increase in the price of Bitcoin. While there is a possibility that the 2024 and 2025 trend towards decreasing revenues will continue in 2026, we have reason to believe that the Company can start to grow its revenues in 2026 as we have started to redirect the focus of our direct marketing business on the sales and marketing of new health and wellness products, as we start to experience some of the growth we expected from our health and wellness business unit, as a new arrangement with our energy vendor may enable us to generate profits within our Bitcoin Mining business unit, provided the price of bitcoin stabilizes at increased levels as certain industry sources predict, and as we start to commercialize our Opencash business. Despite our expectations, there can be no assurances that our growth assumptions will be met. We have otherwise sought to identify in our Risk factors discussion and elsewhere in this Annual Report on Form 10-K, what we believe to be the most significant risks to our business, but we cannot predict whether, or to what extent, any of such risks may be realized nor can we guarantee that we have identified all possible risks that might arise. Investors should carefully consider all such risk factors before making an investment decision with respect to our common stock.

Commitments and Contingencies

Related Party Debt

At December 31, 2025, we had related party debt of approximately $3.0 million.

Third-Party Vendor Buy-Back Program

Included in the Apex sale and leaseback program that was discontinued in 2021, was a “guaranteed assets buy-back product” underwritten, administered, managed and purportedly reinsured by a third-party provider, Total Protection Plus (“TPP”), which was intended to provide customers who participated in the Apex sale and leaseback program with a financial protection program (the “TPP Program”), under which customers, provided they complied with certain TPP required claims procedures, could elect to collect a cash payout in either a five-or-ten year interval after their initial purchase. As part of their sales and marketing materials, TPP represented that they were a purported affiliate of a well-known global insurance brokerage firm, and that through existing resources and reinsurance arrangements that were in place, they and their reinsurer had sufficient capital resources, reserves, and liquidity to support any payouts needed to satisfy their obligations under the TPP Program. TPP was paid substantial premiums for the program. In most instances, the premium for the TPP program was included in the package price for the Apex program, at no additional cost to the customer.

Separately, other customers of ours who purchased ndau from the Company through an Oneiro sponsored ndau distribution program, were also given the opportunity to participate in a TPP Program similar to the program offered to our Apex customers; which in this case was intended to provide customers who purchased ndau with a financial protection program under which such customers, provided they complied with certain TPP required claims procedures, could elect to collect a cash payout in either a five- or ten-year interval after their initial purchase. Participation in this program was also in reliance on sales and marketing materials by which TPP represented that they were a purported affiliate of a well-known global insurance brokerage firm, and that through existing resources and reinsurance arrangements that were in place, they and their reinsurer had sufficient capital resources, reserves, and liquidity to support any pay-outs needed to satisfy their obligations under the TPP Program. Prior to terminating the distribution of ndau during August 2023, we distributed over $16.6 million in ndau to our customers in our belief that such purchases were supported by the TPP Program. As had been done with respect to the Apex customers, TPP was paid substantial premiums for the program, with those premiums included in the purchase price for the ndau program, at no additional cost to the customer.

During the fourth calendar quarter of 2021, we suspended any further offering of the TPP Program in connection with the sale of ndau after TPP was unable to comply with our vendor compliance protocols, having cited certain offshore confidentiality entitlements by which it was unwilling to provide evidence of its financial support arrangements. That suspension has remained in place as we have been unable to further validate the continued integrity of the TPP Program and the vendor’s ability to honor its commitments to our customers; despite the payment of over $6 million to TPP to secure the benefits of the TPP Program. Our level of concern over the viability of the TPP Program has recently increased materially when in 2025 we came to learn that: (i) certain of our customers had been unable to reach TPP in order to process claims for their 5-year promised returns; (ii) the TPP website had been inoperative and customers had been unable to process their claims; and (iii) an email communication purportedly from TPP, or an affiliate thereof, had been received by certain customers in which the sender asserts that the obligations of TPP under the TPP Program were (unbeknownst to us and our customers) purportedly dependent on the financial wherewithal of another heretofore undisclosed TPP affiliate, that the email claims now had no ability to satisfy the commitments originally made by TPP. Our concern over the viability of the TPP program has recently been further validated as we have received information in connection with our litigation efforts (as discussed below) that suggests that the TPP Program was dependent upon reinsurance commitments, which were, in turn, dependent upon the reinsurer’s receipt of annual installment payments from TPP, who purportedly failed to make these payments. Even though our investigation of the matter hasn’t concluded, these preliminary findings appear to support our concerns over the viability of the TPP Program.

To respond to these concerns, and in part, in an effort to advance the interests of our customers, on March 28, 2025, we commenced an action in equity against Total Protection Plus, UIU Holdings LLC, Jason R. Anderson, Jacob S. Anderson, and Schad E. Brannon (collectively, “TPP”), in the Court of Chancery of the State of Delaware captioned Investview et al., v. UIU Holdings, LLC et al., seeking to, among other things, compel TPP to fulfill the commitments that were made to the Company’s customers under the TPP Program. In response, the Defendants filed various motions to dismiss, making both procedural and substantive challenges to the allegations made in the Complaint. The Company opposed those motions, and after a hearing before the Chancery Court, in a letter opinion dated November 21, 2025, the Chancery Court (which is a court of equity) ruled that it lacked subject matter jurisdiction over the Company’s claims because, among others: (i) it is a court of equity and the claims asserted by the Company were not purely equitable in nature; and (ii) a suit for money damages would provide the Company an adequate remedy at law. The Court dismissed the Complaint on these procedural grounds with leave to transfer the case to Delaware Superior Court, which does not have the same limited jurisdiction that exists in Chancery Court. At no point did the Chancery Court address or rule on the substance of our claims against TPP.

In response to the dismissal of the case, in January 2026, we renewed our case against TPP by transferring the case to Delaware Superior Court, and then filing an Amended Complaint in Superior Court, including additional factual allegations to support our claims. In the Amended Complaint, the Company removed Schad Brannon as one of the Defendants and is now pursuing relief against UIU Holdings LLC d/b/a Total Protection Plus, Jason R. Anderson, and Jacob S. Anderson. The Defendants responded to the Amended Complaint in February 2026 by filing motions to dismiss along similar grounds as to what they argued in Chancery Court, including arguments that the Court lacks personal jurisdiction over Jacob Anderson, the Company lacks standing to pursue its claims, and the claims otherwise fail as a matter of law. The Company is due to respond to the motion to dismiss on or before April 16, 2026. To date, the court process has not yet addressed the substance of our claim. Due to the uncertainties and procedural delays associated with matters of litigation, and in recognition of the early-stage of the proceedings, we cannot assure that the outcome of the legal proceedings will be consistent with our objectives.

Despite our efforts in court, we cannot ensure that TPP will comply with its contractual commitments to our customers, in which case these customers may not be able to realize the cash payouts promised by TPP; despite the substantial payments made to TPP to secure the promised benefits of the TPP Program. As the direct responsibility for compliance with the TPP Program resides with TPP; particularly as the program was underwritten, managed, administered, and purportedly reinsured by TPP as an independent third-party vendor (and with respect to ndau, the underlying ndau was developed and marketed by an additional third-party vendor), and in recognition of the customers’ acceptance of their participation in the program, we do not believe that we have any legal responsibility to cover any potential claims of customers who participated in the TPP Program. There is, however, a risk that any failure of TPP to perform its obligations to our customers could expose us to commercial claims of dissatisfied customers, regardless of the legal foundation associated therewith. The possible assertion of those claims, regardless of the underlying substance of the claims, could have an adverse effect on our business, financial condition, and operating results.

Appeal of fine and cease and desist order assessed by the Polish Office of Competition and Consumer Protection (“UOKiK”).

In December 2025, UOKiK issued a formal administrative decision concluding that certain aspects of our direct selling business model, as conducted in Poland, violate Polish laws relating to unfair commercial practices, including laws prohibiting pyramid-style promotional schemes. The decision imposed an administrative fine of PLN 14,668,589 (approximately USD $4 million) and includes an order requiring the Company to cease and desist the practices described in the decision. Under the terms of the decision, enforcement of the fine and cease and desist components thereof, is not final and is subject to conclusion of any appeal to the competent Polish court.

The Company does not agree with the conclusions set forth in the decision based upon its interpretation of Polish law as applied to the manner in which it sells its products and services in Poland and intends to avail itself of all procedural rights of appeal and legal remedies available under applicable law. In February 2026, the Company timely filed an appeal of UOKiK’s administrative decision with Poland’s Court of Competition and Consumer Protection. That appeal is pending. During the appeal process, the Company expects to continue operations in Poland in the normal course, while evaluating such operational adjustments as may be appropriate to further demonstrate that its operations in Poland do not constitute an unlawful pyramid scheme. While we intend to vigorously defend ourselves against the UOKiK decision, if we are ultimately unsuccessful in our defense of the matter on appeal, we could, among other things, be subject to the administrative fine imposed and may be required to modify, suspend or discontinue certain aspects of our direct selling operations or a material portion of our operations in Poland, which such outcome could have an adverse effect on the Company’s business, financial condition, results of operations, or prospects. Nevertheless, a loss contingency in the amount of approximately $4.08 million was accrued during the year ended December 31, 2025. This loss is presented within “Accrued liabilities, long term” in our consolidated balance sheet. Although we are not aware of any other claims, there is a possible risk that we could become exposed to similar inquiries or proceedings from other regulators in the European Union or the United States. If this were to occur, we could be exposed to further fines or decisions which could, in turn, have similar adverse impact on our operations in Europe or the United States. This could have a material adverse impact on the Company’s business, financial condition, results of operations, or prospects given the significance of the operations of the Company’s direct selling unit to the overall size of the Company’s operations, revenues and profitability.

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

During the year ended December 31, 2025, goodwill was impaired $873,701 The impairment was due to the estimated fair value of Renu Laboratories LLC exceeding its carrying value.

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

During the year ended December 31, 2025, intangible assets were impaired $29,511. The impairment was due to the Company no longer pursuing certain domain names. During the year ended December 31, 2024, data processing equipment which is our bitcoin miners were impaired $1,771,891. The impairment was due to the carrying value of our data processing equipment exceeding its fair value which was determined using the price that similar equipment would sell for in the open market.

Revenue Recognition

Most of our revenue of our direct selling business unit is generated by membership sales and payment is received at the time of purchase. We recognize membership revenue in accordance with ASC Subtopic 606-10, Revenue from Contracts with Customers (“ASC 606-10”), where revenue is measured based on a consideration specified in a contract with a customer and recognized when we satisfy the performance obligation specified in each contract. Our performance obligation is to provide our tools, products, and content over a fixed membership period; therefore, we recognize revenue ratably over the membership period and deferred revenue is recorded for the portion of the membership period subsequent to each reporting date. Additionally, we offer a designated trial period to first-time membership customers, during which a full refund can be requested if a customer does not wish to continue with the membership. Revenues are deferred during the trial period as collection is not probable until that time has passed. Revenues are presented net of refunds, sales incentives, credits, and known and estimated credit card chargebacks. As of December 31, 2025 and 2024, our deferred revenues for membership revenue were $821,903 and $1,905,734, respectively.

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

Health and Wellness Product Sales and Other Revenue

Through our wholly owned subsidiary, Renu Laboratories LLC, we generate revenue by manufacturing and selling health, beauty, and wellness products. We recognize health and wellness product sales revenue in accordance with ASC 606-10. The Company’s performance obligation is complete when control of the promised goods is transferred to a customer, at which time the Company recognizes revenue in an amount that reflects the consideration the Company expects to receive in exchange for those goods. The Company terms for the sale are based on free on board (FOB) shipping point, where the control passes to the customer once the product leaves our warehouse. The Company determines collectability by requiring certain customers to pay before control is transferred and by performing ongoing credit evaluations and monitoring customer accounts receivable balances. As of December 31, 2025, and December 31, 2024, deposits collected from customers for orders to be filled at a future date were $108,061 and $1,014,164, respectively, which are recorded as deferred revenue in the Consolidated Balance Sheets.

Shipping and direct costs charged to customers, along with fees collected from customers for storing their products in our warehouse facility located in Warminster, Pennsylvania are included in revenue as Other Revenue. Shipping and direct costs incurred by the Company are included in Cost of Sales and Service.

Revenue generated for the year ended December 31, 2025, was as follows:

	Membership revenue	Mining revenue	Health and wellness product sales	Other Revenue	Total
Gross billings/receipts	$30,895,758	$3,306,756	$3,649,751	$88,733	$37,940,998
Refunds, incentives, credits, and chargebacks	(1,670,935)	-	(12,394)	(2,000)	(1,685,329)
Net revenue	$29,224,823	$3,306,756	$3,637,357	$86,733	$36,255,669

Foreign revenues for the year ended December 31, 2025 were approximately $24.9 million while domestic revenue for the year ended December 31, 2025 was approximately $11.4 million.

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

Management of Growth

Although we have recently experienced a decrease in our revenues and net income, we have reason to believe that the Company can start to grow its revenues in 2026 as we have started to redirect the focus of our direct marketing business on the sales and marketing of new health and wellness products, as we start to experience some of the growth we expected from our health and wellness business unit, as a new arrangement with our energy vendor may enable us to generate profits within our Bitcoin Mining business unit, provided the price of bitcoin stabilizes at increased levels as certain industry sources predict, and as we start to commercialize our Opencash business. Assuming this occurs, we could experience a strain on our managerial, operational, and financial systems resources. To accommodate our current size and manage growth if it occurs, we must devote management attention and resources to improve our financial strength and our operational systems. Further, we will need to expand, train, and manage our sales and distribution base. There is no guarantee that we will be able to effectively manage our existing operations or the growth of our operations, or that our facilities, systems, procedures, or controls will be adequate to support any future growth. Our ability to manage our operations and any future growth will have a material effect on our stockholders.

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

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that material information required to be disclosed in our periodic reports filed under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to ensure that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer as appropriate, to allow timely decisions regarding required disclosure. We carried out an evaluation, under the supervision and with the participation of our management, including the principal executive officer and the principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13(a)-15(e) under the Exchange Act, as of the end of the period covered by this report. Based on this evaluation management concluded that our disclosure controls and procedures were effective as of December 31, 2025.

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

With the participation of our Chief Executive Officer and Chief Financial Officer (principal financial officer), our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2025, based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our evaluation, management concluded that we maintained effective internal control over financial reporting as of December 31, 2025, based on the COSO framework criteria. Management believes our processes and controls are sufficient to ensure the consolidated financial statements for the year ended December 31, 2025, included in this Form 10-K, were fairly stated in accordance with U.S. GAAP.

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

Changes in Internal Controls

During the fiscal quarter ended December 31, 2025, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

Item 9B. Other Information

During the fourth quarter of the fiscal year ended December 31, 2025, no director or “officer” as defined in Rule 16a-1(f) under the Exchange Act adopted or terminated any Rule 10b5-1 trading plan or arrangements or any non-Rule 10b5-1 trading plan or arrangements, in both cases as defined in Item 408(a) of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

The following table sets forth certain information with respect to our directors and executive officers:

Name	Age	Position	Serving Since
David B. Rothrock	61	Chairman	2020
Victor M. Oviedo	49	Chief Executive Officer and Director	2022
James Bell	60	President, Chief Operating Officer and Director	2020
Robert Verdun	60	Director	2026
Ralph R. Valvano	56	Chief Financial Officer	2021
Jayme L. McWidener	47	Chief Accounting Officer	2019

David B. Rothrock has served as our Chairman since November 2021 and as a director since April 2020. Mr. Rothrock was appointed to the Board at the request of DBR Capital, LLC, pursuant to the terms of a Voting Agreement between DBR Capital and certain key holders of our common stock dated April 27, 2020 and amended November 9, 2020. See Item 13. Certain Relationships and Related Transactions, and Director Independence. Mr. Rothrock has served as principal executive officer of Rothrock Motors Sales, Inc. (a group of franchised automobile dealerships) since 1998, is the sole owner and founder of DBR Capital, LLC, a family investment office, since 2012, sole owner and founder of Cedar Crest Partners G.P. LLC (a real estate holding company) since 2014, and managing member of MPower Trading Systems, LLC (a fintech firm) from 2013 to present. Mr. Rothrock is an active board member of charitable organizations that support breast cancer research and women’s health and fitness as well as the arts and theater in Lehigh Valley, PA. Mr. Rothrock has a B.S. in Business Management graduating Magna Cum Laude from Widener University and holds a J.D. from the New York Law School with bar admittance to New York, New Jersey, and Pennsylvania. We believe Mr. Rothrock is qualified to serve as a director due to his executive management, board, and operational expertise across multiple disciplines and industries.

Victor M. Oviedo has served as our Chief Executive Officer and as a director since February 2022. Prior to joining Investview, Mr. Oviedo served since February 2018 as co-founder and Managing Partner for StageLight Group, a strategic capital and advisory firm which provides strategic capital to early and growth-stage companies. Before StageLight Group, he was a Partner and Global Head of Business Development & Strategy at SkyBridge Capital, an alternative asset manager and investment advisor, and Global Head of Business Development & Strategy where he was directly responsible for the firm’s growth, international expansion, new business development and brand strategy initiatives. During his 12-year tenure, he was instrumental in growing the firm’s assets from $300M to $14B, acquiring their flagship fund-of-fund business and creating & launching the world-renowned SALT Conference. Prior to joining SkyBridge, Mr. Oviedo was a Senior Consultant within Oliver Wyman’s capital markets division where he focused on international acquisitions and growth strategies for major financial institutions. In addition, he was a Manager of Strategic Growth for Kozmo – a venture capital funded start-up. He began his career as an investment banker at Donaldson, Lufkin & Jenrette (DLJ) within the media & communications team. Mr. Oviedo received an MBA in Finance & Entrepreneurship from the Wharton School at the University of Pennsylvania and a MA in Advance International Studies from the Paul H. Nitze School of Advanced International Studies (SAIS) at Johns Hopkins University. He also graduated with honors with a BSFS in International Economics from the Edmund A. Walsh School of Foreign Service at Georgetown University. We believe Mr. Oviedo is qualified to serve as a director based on his role as our Chief Executive Officer and his extensive management experience in the financial industry.

James R. Bell has served as our President and Chief Operating Officer since February 2022, after having served for a brief time as our Acting Chief Executive Officer and as a director since April 2020. Mr. Bell has served as a director Mr. Bell was appointed to the Board at the request of DBR Capital, LLC, pursuant to the terms of a Voting Agreement between DBR Capital and certain key holders of our common stock dated April 27, 2020 and amended November 9, 2020. See Item 13. Certain Relationships and Related Transactions, and Director Independence. Previously, Mr. Bell served as co-founder and chief executive officer of MPower Trading Systems, LCC, a fintech firm where he was responsible for overseeing all principal functions of MPower, including corporate strategy and deployment of initiatives, product, and partnerships. Mr. Bell has been at the forefront of online trading since its infancy. Prior to co-founding MPower in 2004, Mr. Bell served as managing director of trading development of thinkorswim-TD Ameritrade, Inc. from 2002-2011, where he led the company’s product and technology team to develop client digital content. From 2004 to 2023, Mr. Bell served as a co-founder and passive investor of Shadow Trader Technologies, which provides real-time digital financial research and education content to large retail brokerage platforms TD Ameritrade/Charles Schwab (2004-December 31, 2023). Prior to MPower, Mr. Bell also co-founded B/C Interactive Trading Technologies in 2001, which was ultimately sold to MPower in 2004. Prior to B/C, Mr. Bell served as SVP of Janney Montgomery Scott, and before that position, with Morgan Stanley. Mr. Bell studied economics and business management at Frostburg State University. Mr. Bell holds multiple business accreditations and previously held securities licenses, including FINRA Series 7, FINRA Series 55, and FINRA Series 63. Mr. Bell was appointed to the Board at the request of DBR Capital, LLC, pursuant to the terms of a Voting Agreement between DBR Capital and certain key holders of our common stock dated April 27, 2020, and amended November 9, 2020. We believe Mr. Bell is qualified to serve as a director due to his extensive experience in financial management and operations and capital markets.

Robert A. Verdun has served as a director since January 2026. Mr. Verdun was appointed to the Board at the request of DBR Capital, LLC, pursuant to the terms of a Voting Agreement between DBR Capital and certain key holders of our common stock dated April 27, 2020 and amended November 9, 2020. See Item 13. Certain Relationships and Related Transactions, and Director Independence. Mr. Verdun currently serves as Chief Executive Officer of Scaling Up Network LLC, a global organization providing executive coaching services to mid-market companies. He is also a Senior Partner at Solyco Capital, a private equity firm with approximately $250 million in capital under management. Mr. Verdun has served since December 2020 as a member of the Board of Directors of UWM Holdings Corporation (NYSE: UWMC) United Wholesale Mortgage, and more recently, as the Chair of their Audit Committee. UWM Holdings Corporation United Wholesale Mortgage is an NYSE listed wholesale mortgage lender that, among other lines of business, underwrites loans for independent brokers, and as of 2024 was the largest mortgage lender in the United States. Since June 2025, Mr. Verdun has also been a member of the Board of Directors of Medwatch Technologies, Inc., the first non-invasive health management platform, combining breakthrough biosensing and AI coaching to deliver a comprehensive proactive health management experience. Prior to that, Mr. Verdun served on the Board of Directors of Slang Worldwide Inc., a Canadian public company focusing on consumer-packaged cannabis goods, from July 2020 to November 2021. Mr. Verdun’s other professional endeavors include serving as Founder and President, of Computerized Facility Integration LLC, a management consulting and enterprise technology services provider that was sold to Cantor Fitzgerald in 2015. Among other professional accomplishments, Mr. Verdun has held leadership roles within the Young Presidents’ Organization (YPO), including Past President of YPO Detroit and current President of YPO Fort Lauderdale, and was an award winner of the Ernst and Young Entrepreneur of the Year award in 2010 and 2014, and was a Graduate of the Massachusetts Institute of Technology (MIT) Entrepreneurial Master’s Program. We believe Mr. Verdun is qualified to serve as a director due to his extensive experience as a corporate director and advisor to public and private companies.

Ralph R. Valvano has served as our Chief Financial Officer since June 2021. Mr. Valvano has over 26 years of global finance and transformation experience in the financial services industry. Prior to Investview, Mr. Valvano served as a consulting COO/CFO for a private equity investment firm from October 2018 to May 2021. Before that, he served as CFO/COO of J.C. Flowers Asset Management, part of a $15 billion-dollar private equity firm from 2008 to 2017, Financial Operations and Principal (FinOp) of J.C. Flowers Securities, a FINRA registered broker-dealer, from 2014 to 2017, and CFO of Flowers National Bank NA from 2008 to 2016. Prior to that Mr. Valvano held various roles at JPMorgan Chase & Co. and ended his tenure as the Global Investment Bank Management Controller. Mr. Valvano began his career as a financial services auditor for PricewaterhouseCoopers. He earned a BS in Accounting from William Paterson University, a MS in Taxation from Fairleigh Dickinson University and obtained his CPA license in 1994.

Jayme L. McWidener has served as our Chief Accounting Officer since June 2021 and prior to that, as our Chief Financial Officer since September 2019. Prior to joining Investview, in 2016, Ms. McWidener established Mac Accounting Group & CPAs, LLP, specializing in PCAOB audits for SEC reporting companies and AICPA audits for private companies in a variety of industries. Before this, Ms. McWidener held various roles at HJ & Associates, LLC (“HJ”), starting as an audit staff member in January 2004, focusing on auditing SEC reporting companies, eventually being promoted to an audit senior and audit manager before she became a partner at HJ in January 2014. Ms. McWidener spent just over two years as a partner with HJ and with its successor, Haynie & Company. Ms. McWidener obtained her CPA license in 2007 and earned her bachelor’s degree and Master of Business Administration from Drake University.

Our directors are elected for a term of one year and until their successors are qualified, nominated, and elected.

Role of the Board

It is the paramount duty of the board to oversee our management in the competent and ethical operation of the company on a day-to-day basis and to assure that the long-term interests of the shareholders are being served. To satisfy this duty, the directors take a proactive focused approach to their position, and set standards to ensure that we are committed to business success through maintenance of ambitious standards of responsibility and ethics.

The board of directors met formally five times and acted by written consent eight times during the year ended December 31, 2025.

Special Governance Rights Associated with the Investment of DBR Capital, LLC

In connection with its investment, DBR Capital, LLC has been accorded certain special governance rights, including the right to appoint four of our seven directors’ positions so long as it holds a convertible note or any of our other securities. The investment agreements also require that certain capital, financial and other material actions of our board of directors be approved by at least one DBR Capital-appointed director, who shall be David B. Rothrock if he is then serving as a director. DBR Capital appointed David B. Rothrock and James R. Bell to two of its designee positions in 2020, and Robert A. Verdun to one of its designee positions in 2026, with the other designee position remaining vacant. If we default under the investment agreements, DBR Capital will have the right to remove any directors it did not appoint and appoint its designees to fill all seven positions on the board of directors.

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

Insider Trading Policy

We have adopted an insider trading policy governing the purchase, sale, and/or other dispositions of our securities by directors, officers, and employees, among other insiders. We believe our insider trading policy is reasonably designed to promote compliance with insider trading laws, rules, and regulations. Our insider trading policy is filed with the SEC as exhibit 19.01 to this Annual Report on Form 10-K.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our directors, executive officers, and persons who own more than 10% of our common stock to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of common stock and other of our equity securities. DBR Capital, LLC and Brian McMullen each own more than 10% of our common stock and have failed to file with the Securities and Exchange Commission initial reports of ownership on Form 3.

Item 11. Executive Compensation

Directors’ Compensation

Our directors were awarded compensation for their services as directors in 2025 as follows. Mr. Oviedo and Mr. Bell are not compensated separately for their service as directors, and all of their compensation is discussed under “Executive Officers’ Compensation.”

Name	Fees Earned or Paid in Cash		Total
	($)		($)
David Rothrock	96,000	[1]	96,000

[1]	Mr. Rothrock’s board fees were paid in monthly installments of $8,000.

During January 2026, Bob Verdun was appointed to the board of directors. He is to receive board fees of $20,000 per annum, as well as reimbursement of all out-of-pocket expenses incurred in connection with his service on the board. Also, Mr. Verdun was granted an option to purchase 25,000,000 shares of the Company’s common stock at an exercise price of $0.05 under the Investview, Inc. 2022 Incentive Plan, of which 5,000,000 shares vest on each of the five-year anniversaries of service, in each case so long as Mr. Verdun continues to serve as a director or covered person of the Plan. Mr. Verdun and the Company also entered into the Company’s standard Indemnification Agreement.

Executive Officers’ Compensation

The following table sets forth information concerning the annual and long-term compensation earned by our chief executive officer and to other persons who served as executive officers as, at, or during the years ended December 31, 2025 and 2024 (the “named executive officers”), for services as executive officers for the last two years.

Summary Compensation Table

Name and Principal Position	Year	Salary	Bonus	All Other Compensation [1]	Total
		($)	($)	($)	($)
Victor Oviedo	2025	453,309	750	13,572	467,631
Chief Executive Officer and Director	2024	440,384	1,000	12,319	453,703
James Bell	2025	364,955	2,500	42,073	409,528
President, Chief Operating Officer, and Director	2024	354,704	72,500	38,188	465,392
Ralph Valvano	2025	308,940	2,500	42,073	353,513
Chief Financial Officer	2024	301,730	72,500	38,188	412,418

[1]	These other compensation amounts are for medical and other fringe benefits.

Outstanding Equity Awards at Fiscal Year-End

On February 2, 2022, the Company’s board of directors approved and adopted the Investview, Inc. 2022 Incentive Plan.

As of December 31, 2025, the following stock option awards were issued and exercisable for the Company’s executive officers pursuant to the 2022 Incentive Plan.

	Option Awards
	Option grant	Number of securities underlying unexercised options exercisable	Number of securities underlying unexercised options unexercisable		Option exercise price	Option expiration
Name	date	(#)	(#)		($)	date
David Rothrock	6/24/2022	41,666,665	-		0.05	6/24/2029
Chairman	6/24/2022	26,250,000	17,500,000	[1]	0.05	6/24/2029
Victor Oviedo	6/24/2022	45,000,000	30,000,000	[1]	0.05	6/24/2029
Chief Executive Officer and Director	6/24/2022	15,000,000	10,000,000	[1]	0.05	6/24/2029
James Bell	6/24/2022	37,500,000	-		0.05	6/24/2029
President, Chief Operating Officer, and Director	6/24/2022	45,000,000	30,000,000	[1]	0.05	6/24/2029
Ralph Valvano	6/24/2022	6,500,000	1,625,000	[1]	0.05	6/24/2029
Chief Financial Officer	6/24/2022	17,625,000	11,750,000	[1]	0.05	6/24/2029

[1]	Vest annually over a five-year period following grant.

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

On June 4, 2021, we entered into an Employment Agreement with Ralph Valvano to take effect June 7, 2021, appointing him as the Chief Financial Officer of Investview, Inc. The contract has a term of one year commencing on the effective date and automatically renews for one-year periods for four consecutive years, unless terminated. Compensation for the position is $225,000 per year. Other consideration was 6,500,000 restricted shares of the Company’s common stock, vesting over a five-year period with 20% vesting upon each annual anniversary of employment. On or about June 24, 2022, we entered into an amended and restated employment agreement with Mr. Valvano pursuant to which he will receive an annual salary of $285,000 with additional quarterly incentive cash and common stock bonuses to be paid if certain target key performance indicators are achieved. In addition, Mr. Valvano shall be eligible to receive: (i) periodic cash and common stock “Market Capitalization” bonuses once we achieve certain pre-determined minimum levels of market capitalization, share price and trading volume; and (ii) a one-time cash “Up-Listing” bonus upon our shares being listed on the Nasdaq Stock Market, the New York Stock Exchange, the NYSE American or such other national stock exchange as approved by the board of directors (or committee thereof). We have also agreed to grant Mr. Valvano options to purchase 37,500,000 shares of common stock at an exercise price of $0.05 per share, subject to a seven-year term and vesting over a five-year period. Mr. Valvano surrendered all rights in and to the prior grant of restricted shares he had received.

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

Potential Payments Upon Termination of Employment or Change in Control

Employment Agreements

The employment agreements with our named executive officers contain severance provisions, including in connection with a change of control, intended to induce these executives to continue employment with our Company and to retain them and provide consideration to them for certain restrictive covenants that apply following the termination of employment.

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

Policies and Practices Related to the Grant of Certain Equity Awards Close in Time to the Release of Material Nonpublic Information

During 2025, we granted 16,000,000 stock options or similar awards as part of our equity compensation program. When granting equity awards, we do not grant equity awards in anticipation of the release of material nonpublic information, and we do not time the release of material nonpublic information based on equity award grant dates or for the purpose of affecting the value of executive compensation. In addition, we do not take material nonpublic information into account when determining the timing and terms of such awards.

Item 12. Security Ownership of Certain Beneficial Owners, AND Management and Related Stockholder Matters

The following table sets forth certain information, as of March 20, 2026, respecting the beneficial ownership of our outstanding common stock by: (i) any holder of more than 5%; (ii) each of the Named Executive Officers and directors; and (iii) our directors and Named Executive Officers as a group, based on 1,846,247,352 shares of common stock outstanding as of March 20, 2026. Except as otherwise indicated, each stockholder listed below has sole voting and investment power over the shares beneficially owned:

Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership	Percent of Class (2)
Principal Stockholders:
DBR Capital, LLC (3) 1645 Kecks Road Breinigsville, PA 18031	471,428,572	20.34%
Brian McMullen (4) 5348 Vegas Drive #1342 Las Vegas NV 89108	290,000,000	15.71%
Directors and Officers:
David B. Rothrock, Chairman (5)	995,779,022	35.18%
Victor M. Oviedo, CEO and Director (6)	80,000,000	4.15%
James R. Bell, President, COO, and Director (7)	125,441,408	6.40%
Robert Verdun, Director (8)	1,050,000	*
Ralph R. Valvano, CFO (9)	30,000,000	1.60%
Jayme L. McWidener, CAO (10)	13,333,334	*
All Officers and Directors as a group (6 persons) (5)(6)(7)(8)(9)(10)	1,245,603,764	40.76%

*	Less than 1%.
(1)	Except as otherwise indicated, the address of each beneficial owner is c/o Investview Inc., 521 W. Lancaster Avenue, 2nd Floor, Haverford, PA 19041.
(2)	Applicable percentage ownership is based on 1,846,247,352 shares of common stock outstanding as of March 20, 2026, together with securities exercisable or convertible into shares of common stock within 60 days of that date, for each stockholder.
(3)	Reflects the shares issuable, if at all, upon the conversion of $3.3 million of convertible notes issued to DBR Capital in 2020. DBR Capital is controlled by Company Chairman, David Rothrock.
(4)	Brian McMullen beneficially owns 90,000,000 shares through an entity he controls, plus 200,000,000 shares owned personally.
(5)	David B. Rothrock is deemed to be the beneficial owner of 471,428,572 shares issuable upon the conversion of Convertible Notes in the amount of $3,300,000 issued to DBR Capital, LLC, because Mr. Rothrock is the sole owner of DBR Capital. Mr. Rothrock is also the beneficial owner of 436,217,119 non-voting membership interests in our wholly owned subsidiary IFGH, which are redeemable in the future for 436,217,119 shares of the Company. Mr. Rothrock also owns 11,466,666 shares and vested options to purchase 76,666,665 shares.
(6)	Includes vested options to purchase 80,000,000 shares.
(7)	Mr. Bell is the beneficial owner of 17,621,408 non-voting membership interests in our wholly owned subsidiary IFGH, which are redeemable in the future for 17,621,408 shares of the Company. Mr. Bell also owns 10,320,000 shares and vested options to purchase 97,500,000 shares.
(8)	Includes 1,050,000 shares.
(9)	Includes vested options to purchase 30,000,000 shares.
(10)	Ms. McWidener personally owns 13,333,334 shares of common stock.

No director, executive officer, affiliate, or any owner of record or beneficial owner of more than 5% of any class of our voting securities is a party adverse to us or has a material interest adverse to us.

Material Agreement Regarding Stock Ownership

We entered into a Lock-Up agreement dated March 22, 2021, with all of our current and former officers, directors, and certain of our significant shareholders, covering an aggregate of approximately 381,205,961 shares of our common stock. The Lock-Up agreement expired by its terms on April 25, 2025.

Equity Compensation Plans

The following table summarizes the equity compensation plans under which our securities may be issued as of December 31, 2025:

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

Item 13. Certain Relationships and Related Transactions, and Director Independence

Convertible Note Financing Arrangements with DBR Capital, LLC

On April 27, 2020, we entered into a Securities Purchase Agreement and related agreements with DBR Capital, LLC (“DBR Capital”), a company wholly owned by David B. Rothrock, the Chairman of our Board of Directors. Pursuant to the Securities Purchase Agreement, which was subsequently amended and restated on November 9, 2020, between April 27 and November 9, 2020, we received aggregate proceeds of $3.3 million from DBR Capital and entered into three convertible promissory notes in support thereof. Each note is secured by collateral of the Company and its subsidiaries. The notes bear interest at rates between 20% and 38.5% per annum, payable monthly, with the principal for each note due and payable on April 27, 2030. Each note is convertible into our common stock at a conversion price of $0.007 per share by DBR Capital at any time prior to their maturity or by the Company if certain benchmarks relating to the trading price and volume of the common stock are met. During the years ended December 31, 2024 and December 31, 2023 we made aggregate payments of interest to DBR Capital in the amounts of $900,516 and $900,516, respectively.

In addition, the Securities Purchase Agreement, as amended, under which the first three loans were issued, gave DBR Capital the right to lend to the Company up to an additional $7.7 million, on substantially the same terms as the prior loans, through December 31, 2024. On or about February 28, 2025, the Company and DBR Capital entered into an amendment to the Securities Purchase Agreement (the “Amendment”), pursuant to which DBR Capital had until August 31, 2025 to lend to the Company a minimum of $2.0 million at a reduced interest rate of 18.75% per annum (from 38.5%), and until December 31, 2026 to lend to the Company the balance of up to $5.7 million at a further reduced interest rate of 10.% per annum (also from 38.5%). The Amendment also substantially reduced the interest rate for the first $2 million that may be advanced by DBR Capital from 38.5% to 18.75% per annum, and further substantially reduced the interest rate to 10% per annum (also from 38.5%) for any amounts loaned in excess of $2 million. Funding of the additional loan amounts is at the sole discretion of DBR Capital as the Company has no right to call the loan amounts, and DBR Capital elected not to proceed with the $2.0 million note financing in August 2025. In electing to enter into the Amendment, which was approved by the disinterested members of our board of directors, we took into consideration, among other things, the avoidance of additional interest charges under the current lending arrangement that we would have been caused to incur in the immediate term were DBR Capital to have put the additional loans to the Company during December 2024, as well as our need for expansion capital in the future.

The Securities Purchase Agreement and related transaction documents, as amended, among other things, expanded our Board of Directors to seven members, and granted DBR Capital the right to appoint four of the seven positions. Messrs. Rothrock and Bell were appointed as two of DBR Capital’s designees in 2020, and Robert Verdun was appointed as one of its designees in 2026, with the other designee position remaining vacant. If the Company defaults under the Securities Purchase Agreement and related transaction documents, as amended, DBR Capital will have the right to remove any directors it did not appoint and appoint its designees to fill all seven positions on the board of directors.

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

Item 14. Principal Accountant Fees and Services

The following is a summary of the fees billed to us for professional services rendered for the following periods:

	Year Ended December 31, 2025	Year Ended December 31, 2024
Audit Fees	$201,425	$187,500
Audit Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total	$201,425	$187,500

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

PART IV

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

Exhibit Number*	Title of Document	Location

Item 2	Plan of Acquisition, Reorganization, Arrangement, Liquidation or Succession

2.01	Contribution Agreement between Investview, Inc., Wealth Generators, LLC, and the members of Wealth Generators, LLC dated March 31, 2017	Incorporated by reference to the Current Report on Form 8-K filed April 6, 2017

Item 3	Articles of Incorporation and Bylaws

3.01	Articles of Incorporation	Incorporated by reference to the Form 10-SB filed August 12, 1999

3.02	Articles of Amendments to the Articles of Incorporation	Incorporated by reference to the Form 10-SB filed August 12, 1999

3.03	Bylaws	Incorporated by reference to the Form 10-SB filed August 12, 1999

3.04	Certificate of Change filed pursuant to NRS 78.209	Incorporated by reference to the Current Report on Form 8-K filed April 6, 2012

Exhibit Number*	Title of Document	Location

3.05	Articles of Merger filed pursuant to NRS 92.A.200	Incorporated by reference to the Current Report on Form 8-K filed April 6, 2012

3.06	Certificate of Amendment to Articles of Incorporation	Incorporated by reference to the Annual Report on Form 10-K filed March 29, 2024

3.07	Certificate of Amendment to Articles of Incorporation	Incorporated by reference to the Annual Report on Form 10-K filed March 29, 2024

3.08	Certificate of Amendment to the Bylaws	Incorporated by reference to the Current Report on Form 8-K filed April 30, 2020

3.09	Certificate of Designation of 13% Series B Cumulative Redeemable Perpetual Preferred Stock	Incorporated by reference to the Form S-1/A Registration Statement filed with the SEC on March 3, 2020.

3.10	Certificate of Amendment of Certificate of Designation of Designation of 13% Series B Cumulative Redeemable Perpetual Preferred Stock, dated May 12, 2020	Incorporated by reference to the POS AM as filed with the SEC on June 2, 2020.

3.11	Certificate of Amendment of Certificate of Designation of Designation of 13% Series B Cumulative Redeemable Perpetual Preferred Stock, dated November 23, 2020	Incorporated by reference to the POS AM as filed with the SEC on December 17, 2020.

Item 4	Instruments Defining the Rights of Security Holders, including indentures

4.01	Common Stock Specimen	Incorporated by reference to the Registration Statement on Form S-1 filed January 12, 2018

4.02	Description of Securities	This filing

Item 10	Material Contracts

10.50	Convertible Promissory Note, dated as of July 23, 2019	Incorporated by reference to the Current Report on Form 8-K filed August 1, 2019

10.51†	Employment Agreement between Investview, Inc. and Jayme McWidener, effective as of September 15, 2019	Incorporated by reference to the Current Report on Form 8-K filed September 12, 2019

10.57	Common Stock Purchase Warrant	Filed with the S-1/A on March 3, 2020.

10.58	Form of Warrant Exercise	Filed as part of Exhibit 10.57.

10.63.1	Securities Purchase Agreement between Investview, Inc., and DBR Capital, LLC dated as of April 27, 2020	Incorporated by reference to the Current Report on Form 8-K filed on April 30, 2020

10.63.2	Voting Rights Agreement between certain Investview, Inc. stockholders and DBR Capital, LLC dated as of April 27, 2020	Incorporated by reference to the Current Report on Form 8-K filed on April 30, 2020

10.63.3	Lock-up Agreement between certain Investview, Inc., stockholders and DBR Capital, LLC dated as of April 27, 2020	Incorporated by reference to the Current Report on Form 8-K filed on April 30, 2020

Exhibit Number*	Title of Document	Location

10.63.4	Investor Rights Agreement between Investview, Inc., and DBR Capital, LLC dated as of April 27, 2020	Incorporated by reference to the Current Report on Form 8-K filed on April 30, 2020

10.63.5	Convertible Secured Promissory Note by Investview, Inc., and DBR Capital, LLC dated as of April 27, 2020	Incorporated by reference to the Current Report on Form 8-K filed on April 30, 2020

10.64	Consent of Holders of Series B Preferred	Filed with the POS AM as filed with the SEC on June 2, 2020

10.65	Convertible Secured Promissory Note by Investview, Inc., and DBR Capital, LLC, dated as of May 27, 2020	Incorporated by reference to the Current Report on form 8-K filed on June 2, 2020

10.66	Amended and Restated Securities Purchase Agreement dated November 9, 2020	Incorporated by reference to the Current Report on form 8-K filed on November 13, 2020

10.67	Convertible Promissory Note dated November 9, 2020	Incorporated by reference to the Current Report on form 8-K filed on November 13, 2020

10.68	Amended and Restated Convertible Secured Promissory Note in the Amount of $1,300,000 dated November 9, 2020 (originally dated April 27, 2020)	Incorporated by reference to the Current Report on form 8-K filed on November 13, 2020

10.69	Amended and Restated Convertible Secured Promissory Note in the Amount of $700,000 dated November 9, 2020 (originally dated May 27, 2020)	Incorporated by reference to the Current Report on form 8-K filed on November 13, 2020

10.70	First Amendment to Investor Rights Agreement of April 27, 2020, dated November 9, 2020	Incorporated by reference to the Current Report on form 8-K filed on November 13, 2020

10.71	First Amendment to Voting Agreement of April 27, 2020, dated November 9, 2020	Incorporated by reference to the Current Report on form 8-K filed on November 13, 2020

10.72	Guaranty and Collateral Agreement dated May 15, 2020	Incorporated by reference to the Current Report on form 8-K filed on November 13, 2020

10.74	Cover Letter and Restricted Shares Award Agreement for David Rothrock	Incorporated by reference to the Current Report on form 8-K filed on November 13, 2020

10.75	Cover Letter and Restricted Shares Award Agreement for James Bell	Incorporated by reference to the Current Report on form 8-K filed on November 13, 2020

Exhibit Number*	Title of Document	Location

10.78	Joinder Agreement dated December 23, 2020	Incorporated by reference to the Current Report on form 8-K filed on December 31, 2020

10.79	Promissory Note in the Amount of $1,000,000 with Joe Cammarata, dated January 30, 2020, First Amendment to the $1,000,000 Promissory Note dated January 31, 2020 and Second Amendment to the $1,000,000 Promissory Note dated January 30, 2020	Incorporated by reference to the periodic report on Form 10-Q filed February 26, 2021

10.81	Securities Purchase Agreement between Investview Financial Group Holdings, LLC, Investview, Inc., and the Purchasers Listed on Schedule A dated as of March 22, 2021.	Incorporated by reference to the Current Report on Form 8-K filed on March 26, 2021

10.82	Securities Purchase Agreement between Investview MTS, LLC, Investview Financial Group Holdings, LLC, Investview, Inc., and MPower Trading Systems LLC dated as of March 22, 2021.	Incorporated by reference to the Current Report on Form 8-K filed on March 26, 2021

10.83	Working Capital Promissory Note by Investview, Inc., dated as of March 22, 2021.	Incorporated by reference to the Current Report on Form 8-K filed on March 26, 2021

10.87	Lock-Up Agreement	Incorporated by reference to the periodic report on Form 10-K filed on June 29, 2021

10.88	Second Amendment to Amended and Restated Securities Purchase Agreement dated as of November 9, 2020	Incorporated by reference to the Current Report on Form 8-K filed on June 2, 2021

10.89†	Employment Agreement between Investview, Inc., and Ralph R. Valvano, effective as of June 7, 2021	Incorporated by reference to the Current Report on Form 8-K filed on June 9, 2021

10.90†	Amendment to Employment Agreement between Investview, Inc., and Jayme McWidener, effective as of June 7, 2021	Incorporated by reference to the Current Report on Form 8-K filed on June 9, 2021

Exhibit Number*	Title of Document	Location

10.91	Amended and Restated Securities Purchase Agreement between and among Investview MTS, LLC, Investview Financial Group Holdings, LLC, Investview, Inc., and MPower Trading Systems, LLC dated as of September 3, 2021	Incorporated by reference to the Current Report on Form 8-K filed on September 10, 2021

10.92	Bill of Sale, Assignment and Assumption between Investview MTS, LLC, and MPower Trading Systems, LLC dated as of September 3, 2021	Incorporated by reference to the Current Report on Form 8-K filed on September 10, 2021

10.93	Registration Rights Agreement dated as of September 3, 2021	Incorporated by reference to the Current Report on Form 8-K filed on September 10, 2021

10.94	Debt Conversion Agreement between Investview, Inc. and Joseph Cammarata, effective as of March 30, 2021	Incorporated by reference to the Current Report on Form 8-K filed on September 29, 2021

10.95	Convertible Promissory Note due March 30, 2022, dated March 30, 2021	Incorporated by reference to the Current Report on Form 8-K filed on September 29, 2021

10.96	Amendment One to Convertible Promissory Note dated March 30, 2021	Incorporated by reference to the Current Report on Form 8-K filed on September 29, 2021

10.97	Third Amendment to Amended and Restated Securities Purchase Agreement dated as of November 9, 2020	Incorporated by reference to the Quarterly Report on Form 10-Q filed on November 22, 2021

10.98†	Separation and Release Agreement by and among Investview, Inc., and Mario Romano and Wealth Engineering, LLC, dated as of January 6, 2022	Incorporated by reference to the Current Report on Form 8-K filed on January 10, 2022

10.99†	Separation and Release Agreement by and among Investview, Inc., and Annette Raynor and Wealth Engineering, LLC, dated as of January 6, 2022	Incorporated by reference to the Current Report on Form 8-K filed on January 10, 2022

10.100†	Employment Agreement between Investview, Inc., and Victor M. Oviedo, dated as of February 10, 2022	Incorporated by reference to the Current Report on Form 8-K filed on February 23, 2022

Exhibit Number*	Title of Document	Location

10.101†	Indemnification Agreement between Investview, Inc., and Victor M. Oviedo, dated as of February 10, 2022	Incorporated by reference to the Current Report on Form 8-K filed on February 23, 2022

10.102	Victor M. Oviedo Joinder to Lock-Up Agreement dated March 22, 2021	Incorporated by reference to the Current Report on Form 8-K filed on February 23, 2022

10.103†	Employment Agreement between Investview, Inc., and James R. Bell, dated as of February 22, 2022	Incorporated by reference to the Current Report on Form 8-K filed on February 23, 2022

10.104†	Employment Agreement between Investview, Inc., and Myles Gill, dated as of February 21, 2022	Incorporated by reference to the Current Report on Form 8-K filed on February 23, 2022

10.105	Myles Gill Joinder to Lock-Up Agreement dated March 22, 2021	Incorporated by reference to the Current Report on Form 8-K filed on February 23, 2022

10.106†	Form of Executive Indemnification Agreement in Use as of February 2022	Incorporated by reference to the Current Report on Form 8-K filed on February 23, 2022

10.107†	Investview, Inc., 2022 Incentive Plan	Incorporated by reference to the Current Report on Form 8-K filed on February 23, 2022

10.110	Non-Statutory Option Award and Non-Statutory Option Award Agreement for David B. Rothrock #1	Incorporated by reference to the Current Report on Form 8-K filed on June 30, 2022

10.111	Non-Statutory Option Award and Non-Statutory Option Award Agreement for David B. Rothrock #2	Incorporated by reference to the Current Report on Form 8-K filed on June 30, 2022

10.112†	Amendment to Employment Agreement with Victor Oviedo	Incorporated by reference to the Current Report on Form 8-K filed on June 30, 2022

10.113†	Non-Statutory Option Award and Non-Statutory Option Award Agreement for Victor Oviedo #1	Incorporated by reference to the Current Report on Form 8-K filed on June 30, 2022

10.114†	Non-Statutory Option Award and Non-Statutory Option Award Agreement for Victor Oviedo #2	Incorporated by reference to the Current Report on Form 8-K filed on June 30, 2022

10.115†	Amendment to Employment Agreement with James R. Bell	Incorporated by reference to the Current Report on Form 8-K filed on June 30, 2022

10.116†	Non-Statutory Option Award and Non-Statutory Option Award Agreement for James R. Bell #1	Incorporated by reference to the Current Report on Form 8-K filed on June 30, 2022

Exhibit Number*	Title of Document	Location

10.117†	Non-Statutory Option Award and Non-Statutory Option Award Agreement for James R. Bell #2	Incorporated by reference to the Current Report on Form 8-K filed on June 30, 2022

10.118†	Amendment to Employment Agreement with Myles Gill	Incorporated by reference to the Current Report on Form 8-K filed on June 30, 2022

10.119†	Non-Statutory Option Award and Non-Statutory Option Award Agreement for Myles P Gill	Incorporated by reference to the Current Report on Form 8-K filed on June 30, 2022

10.120†	Amended and Restated Employment Agreement with Ralph Valvano	Incorporated by reference to the Current Report on Form 8-K filed on June 30, 2022

10.121†	Non-Statutory Option Award and Non-Statutory Option Award Agreement for Ralph Valvano #1	Incorporated by reference to the Current Report on Form 8-K filed on June 30, 2022

10.122†	Non-Statutory Option Award and Non-Statutory Option Award Agreement for Ralph Valvano #2	Incorporated by reference to the Current Report on Form 8-K filed on June 30, 2022

10.123	Fourth Amendment to Amended and Restated Securities Purchase Agreement dated as of November 9, 2020	Incorporated by reference to the Quarterly Report on Form 10-Q filed on August 15, 2022

10.124	Stock Purchase and Release Agreement dated September 18, 2023	Incorporated by reference to the Current Report on Form 8-K filed on October 4, 2023

10.125	Stock Purchase and Release Agreement dated February 6, 2024	Incorporated by reference to the Current Report on Form 8-K filed on February 9, 2024

10.126	Fifth Amendment to Amended and Restated Securities Purchase Agreement between Investview, Inc. and DBR Capital, LLC, dated as of February 28, 2025	Incorporated by reference to the Current Report on Form 8-K filed on March 4, 2025

10.127	Separation Agreement and General Release by and between Investview, Inc. and Myles P. Gill, dated as of August 19, 2024	Incorporated by reference to the Annual Report on Form 10-K filed on March 28, 2025

10.128	First Amendment to Amended and Restated Securities Purchase Agreement between Investview, Inc. and DBR Capital, LLC dated as of November 9, 2020	Incorporated by reference to the Current Report on Form 8-K filed on March 26, 2021

Item 14	Code of Ethics

14.01	Code of Ethics	Incorporated by reference to the Annual Report on Form 10-K filed on March 28, 2025

Item 19	Insider Trading Policies and Procedures

19.01	Insider Trading Policy	Incorporated by reference to the Annual Report on Form 10-K filed on March 28, 2025

Item 21	Subsidiaries of the Registrant

21.01	Schedule of Subsidiaries	This filing.

Exhibit Number*	Title of Document	Location

Item 23	Consents of Experts and Counsel

23.01	Consent of M&K CPAs	This filing.

Item 24	Power of Attorney

24.01	Power of Attorney	This filing – included on signature page.

Item 31	Rule 13a-14(a)/15d-14(a) Certifications

31.01	Rule 13a-14(a) Certification of Principal Executive Officer	This filing.

31.02	Rule 13a-14(a) Certification of Principal Financial Officer	This filing.

Item 32	Section 1350 Certifications

32.01	Section 1350 Certification of the Principal Executive Officer	This filing.

32.02	Section 1350 Certification of the Principal Financial Officer	This filing.

Item 97	Policy Relating to Recovery of Erroneously Awarded Compensation

97.01	Clawback Policy	Incorporated by reference to the Annual Report on Form 10-K filed on March 28, 2025

Item 101	Interactive Data Files***

101.INS	XBRL Instance Document	This filing.

101.SCH	XBRL Taxonomy Extension Schema	This filing.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase	This filing.

101.DEF	XBRL Taxonomy Extension Definition Linkbase	This filing.

101.LAB	XBRL Taxonomy Extension Label Linkbase	This filing.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase	This filing.

Item 104	Cover Page Interactive Data File

	Cover Page Interactive Data File (formatted as Inline XBRL and continued in Exhibit 101).	This filing.

†	Indicates a management contract or compensatory plan.
*	All exhibits are numbered with the number preceding the decimal indicating the applicable SEC reference number in Item 601 and the number following the decimal indicating the sequence of the particular document. Omitted numbers in the sequence refer to documents previously filed as an exhibit.
**	Identifies each management contract or compensatory plan or arrangement required to be filed as an exhibit, as required by Item 15(a)(3) of Form 10-K.
***	Users of this data are advised that, pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of this annual report for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Exchange Act and otherwise are not subject to liability.

Item 16. Form 10-K Summary

Not included.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Investview Inc.

Dated: March 31, 2026	By:	/s/ Victor M. Oviedo
Victor M. Oviedo
Chief Executive Officer
(Principal Executive Officer)

Dated: March 31, 2026	By:	/s/ Ralph R. Valvano
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

SIGNATURE	TITLE	DATE

/s/ Victor M. Oviedo	Chief Executive Officer and Director	March 31, 2026
Victor M. Oviedo	(Principal Executive Officer)

/s/ Ralph R. Valvano	Chief Financial Officer	March 31, 2026
Ralph R. Valvano	(Principal Financial and Accounting Officer)

/s/ James Bell	President, Chief Operating Officer	March 31, 2026
James Bell	and Director

/s/ David B. Rothrock	Chairman	March 31, 2026
David B. Rothrock

/s/ Robert Verdun	Director	March 31, 2026
Robert Verdun

DECEMBER 31, 2025 AND 2024

FORMING A PART OF ANNUAL REPORT

PURSUANT TO THE SECURITIES EXCHANGE ACT OF 1934

INVESTVIEW, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Shareholders of Investview, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Investview, Inc. (the Company) as of December 31, 2025 and 2024, and the related consolidated statements of operations and other comprehensive income (loss), stockholders’ equity (deficit), and cash flows for the years ended and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024 and the results of its operations and its cash flows for the two-year period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Revenue Recognition

The Company’s accounting for membership revenue was identified as a critical audit matter. Membership revenue is billed in advance and deferred, then recognized on a straight-line basis over the applicable membership period. The determination of the appropriate recognition period, including consideration of refund periods and varying deferral terms, adds complexity to the timing of revenue recognition.

Auditing management’s revenue recognition involved especially challenging and subjective auditor judgment due to the complexity of the applicable accounting guidance, the evaluation of collectability, the estimation of conversion rates from trial to paid memberships, and the determination of appropriate cut-off.

Our audit procedures related to this matter included, among others, obtaining an understanding of the Company’s membership products and related revenue processes, evaluating the design and testing the operating effectiveness of relevant internal controls, testing a sample of membership transactions to underlying supporting documentation, assessing the appropriateness of revenue recognition over the membership term, evaluating management’s assumptions related to trial conversions and collectability, and performing cut-off testing around period end. We also assessed the consistency of management’s revenue recognition policies with applicable accounting standards.

/s/ M&K CPAS, PLLC

We have served as the Company’s auditor since 2021.

The Woodlands, TX

March 31, 2026

INVESTVIEW, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2025	2024

ASSETS
Current assets:
Cash and cash equivalents	$9,992,443	$22,467,710
Prepaid assets	361,444	497,620
Deposits, current	1,041,360	936,434
Receivables	569,578	2,534,727
Inventory	663,000	495,865
Income tax paid in advance	367,718	459,872
Total current assets	12,995,543	27,392,228

Fixed assets, net	1,642,987	1,868,441

Other assets:
Digital assets	5,464,011	1,127,891
Equity investment	1,250,000	-
Goodwill	-	873,701
Intangible assets, net	10,799	40,310
Operating lease right-of-use asset	76,774	211,996
Deposits	56,741	57,028
Total other assets	6,858,325	2,310,926

Total assets	$21,496,855	$31,571,595

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued liabilities	$3,339,375	$7,139,684
Payroll liabilities	57,808	271,606
Income tax payable	215,752	202,573
Deferred revenue	952,977	3,029,145
Derivative liability	-	758
Dividend liability	239,776	245,101
Operating lease liability, current	70,344	165,707
Related party debt, net of discounts, current	1,205,887	1,204,567
Debt, net of discounts, current	29,244	29,244
Total current liabilities	6,111,163	12,288,385

Operating lease liability, long term	6,539	46,433
Accrued liabilities, long term	4,135,276	45,532
Related party debt, net of discounts, long term	1,838,808	1,501,041
Debt, net of discounts, long term	480,155	490,619
Total long-term liabilities	6,460,778	2,083,625

Total liabilities	12,571,941	14,372,010

Commitments and contingencies	-	-

Stockholders’ equity (deficit):
Preferred stock, par value: $0.001; 50,000,000 shares authorized, 252,192 and 252,192 issued and outstanding as of December 31, 2025 and December 31, 2024, respectively	252	252
Common stock, par value $0.001; 10,000,000,000 shares authorized; 1,860,376,075 and 1,859,231,786 shares issued and 1,847,886,365 and 1,859,231,786 outstanding as of December 31, 2025 and December 31, 2024, respectively	1,860,375	1,859,231
Additional paid in capital	104,110,876	102,560,320
Treasury stock, at cost, 12,489,710 and 0 shares as of December 31, 2025 and December 31, 2024, respectively	(246,898)	-
Accumulated other comprehensive income (loss)	(23,218)	(23,218)
Accumulated deficit	(96,789,073)	(87,205,070)
Accumulated noncontrolling interest	12,600	8,070
Total stockholders’ equity (deficit)	8,924,914	17,199,585

Total liabilities and stockholders’ equity (deficit)	$21,496,855	$31,571,595

The accompanying notes are an integral part of these condensed consolidated financial statements.

INVESTVIEW, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND OTHER COMPREHENSIVE INCOME (LOSS)

	Year ended December 31,
	2025	2024

Revenue:
Membership revenue, net of refunds, incentives, credits, and chargebacks	$29,224,823	$47,061,290
Mining revenue	3,306,756	5,186,606
Health and wellness product sales	3,637,357	110,671
Other revenue	86,733	23,404
Total revenue, net	36,255,669	52,381,971

Operating costs and expenses:
Cost of sales and service	8,242,809	6,056,491
Commissions	15,992,550	25,913,260
Advertising, selling, and marketing	564,574	569,491
Salary and related	7,051,045	6,626,588
Professional fees	2,293,946	1,547,288
Impairment expense	903,212	1,771,891
Loss (gain) on disposal of assets	(104,742)	180,223
General and administrative	9,572,377	8,022,020
Total operating costs and expenses	44,515,771	50,687,252

Net income (loss) from operations	(8,260,102)	1,694,719

Other income (expense):
Gain (loss) on settlement	(111,277)	(375,000)
Gain (loss) on fair value of derivative liability	758	4,974
Realized gain (loss) on digital assets	120,214	452,450
Unrealized gain (loss) on digital assets	(591,144)	-
Interest expense	(21,408)	(18,801)
Interest expense, related parties	(1,239,603)	(1,240,529)
Other income (expense)	1,135,282	1,567,543
Total other income (expense)	(707,178)	390,637

Income (loss) before income taxes	(8,967,280)	2,085,356
Income tax expense	58,801	(894,940)

Net income (loss)	(8,908,479)	1,190,416
Net income (loss) attributable to noncontrolling interest	4,530	(753)
Net income (loss) attributable to Investview, Inc.	(8,913,009)	1,191,169

Dividends on Preferred Stock	(819,340)	(819,340)

Net income (loss) applicable to common shareholders	$(9,732,349)	$371,829

Basic income (loss) per common share	$(0.01)	$0.00
Diluted income (loss) per common share	$(0.01)	$0.00

Basic weighted average number of common shares outstanding	1,854,643,401	1,908,219,120
Diluted weighted average number of common shares outstanding	1,854,643,401	2,944,647,691

The accompanying notes are an integral part of these condensed consolidated financial statements.

INVESTVIEW, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

YEAR ENDED DECEMBER 31, 2025 AND 2024

	Preferred Stock		Common Stock		Additional Paid in	Treasury Stock		Accumulated Other Comprehensive	Accumulated	Noncontrolling
	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Income (Loss)	Deficit	Interest	Total
Balance, December 31, 2023	252,192	$252	2,333,356,496	$2,333,356	$104,056,807	$-	$-	$(23,218)	$(87,576,899)	$-	$18,790,298
Common stock issued for services and other stock-based compensation	-	-	-	-	1,600,534	-	-	-	-	-	1,600,534
Common stock repurchased from related parties and canceled	-	-	(472,374,710)	(472,375)	(3,098,771)	-	-	-	-	-	(3,571,146)
Common stock canceled	-	-	(1,750,000)	(1,750)	1,750	-	-	-	-	-	-
Recognition of noncontrolling interest in acquisition	-	-	-	-	-	-	-	-	-	8,823	8,823
Dividends	-	-	-	-	-	-	-	-	(819,340)	-	(819,340)
Net income (loss)	-	-	-	-	-	-	-	-	1,191,169	(753)	1,190,416
Balance, December 31, 2024	252,192	252	1,859,231,786	1,859,231	102,560,320	-	-	(23,218)	(87,205,070)	8,070	17,199,585
Cumulative effect adjustment upon adoption of ASU 2023-08	-	-	-	-	-	-	-	-	148,346	-	148,346
Common stock issued for services and other stock-based compensation	-	-	-	-	1,551,700	-	-	-	-	-	1,551,700
Common stock repurchased and held as treasury stock	-	-	-	-	-	12,489,710	(246,898)	-	-	-	(246,898)
Common stock issued in exchange for IFGH Class B Units	-	-	1,144,289	1,144	(1,144)	-	-	-	-	-	-
Dividends	-	-	-	-	-	-	-	-	(819,340)	-	(819,340)
Net income (loss)	-	-	-	-	-	-	-	-	(8,913,009)	4,530	(8,908,479)
Balance, December 31, 2025	252,192	$252	1,860,376,075	$1,860,375	$104,110,876	$12,489,710	$(246,898)	$(23,218)	$(96,789,073)	$12,600	$8,924,914

The accompanying notes are an integral part of these consolidated financial statements.

INVESTVIEW INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(8,908,479)	$1,190,416
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	730,278	3,875,614
Amortization of debt discount	337,766	338,691
Stock issued for services and other stock-based compensation	1,551,700	1,600,534
Lease cost, net of repayment	(35)	(5,105)
(Gain) loss on disposal of assets	(104,742)	180,223
(Gain) loss on fair value of derivative liability	(758)	(4,974)
Change in fair value of digital assets	591,144	-
Realized (gain) loss on digital assets	(120,214)	(452,450)
Impairment expense	903,212	1,771,891
Digital assets collected for membership revenue	(1,230,493)	(1,522,692)
Revenue recognized from bitcoin mined	(3,306,756)	(5,186,606)
Operating expenses paid with digital assets	2,028,365	11,873,555
Changes in operating assets and liabilities:
Receivables	1,965,149	(302,002)
Inventory	(167,135)	(326,986)
Prepaid assets	136,176	(5,013)
Income tax paid in advance	92,154	(459,872)
Deposits	(104,639)	(2,439)
Accounts payable and accrued liabilities	3,050,853	1,559,877
Income tax payable	13,179	(801,962)
Deferred revenue	(2,076,168)	(239,279)
Accrued interest	18,780	18,801
Accrued interest, related parties	901,837	901,837
Net cash provided by (used in) operating activities	(3,698,826)	14,002,059

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of digital assets	(9,026,566)	(6,458,234)
Proceeds from sale of digital assets	6,858,454	758,516
Cash acquired in acquisition	-	1,495
Cash paid for purchase of Renu	-	(1,144,426)
Purchase of Treasury Stock	(246,898)	-
Cash paid for Dream SPV investment	(1,250,000)	-
Cash paid for fixed assets	(544,560)	(461,945)
Net cash provided by (used in) investing activities	(4,209,570)	(7,304,594)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments for related party debt	(900,516)	(900,516)
Repayments for debt	(29,244)	(441,086)
Payments for shares repurchased from former related parties	(2,975,216)	(3,371,763)
Dividends paid	(661,895)	(659,020)
Net cash provided by (used in) financing activities	(4,566,871)	(5,372,385)

Net increase (decrease) in cash and cash equivalents	(12,475,267)	1,325,080
Cash and cash equivalents - beginning of period	22,467,710	21,142,630
Cash and cash equivalents - end of period	$9,992,443	$22,467,710

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$929,760	$929,760
Income taxes	$(171,462)	$2,156,774
Non-cash investing and financing activities:
Common stock repurchased for payables	$-	$3,571,146
Application of deposits to payables	$-	$1,597,104
Dividends declared	$819,340	$819,340
Recognition of lease liability and ROU asset at lease commencement	$-	$223,364
Dividends paid with digital assets	$162,770	$171,611
Debt extinguished in exchange for digital assets	$-	$274,041
Common stock cancelled	$-	$1,750
Cumulative effect adjustment upon adoption of ASU 2023-08	$148,346	$-
Digital assets received from sale of fixed assets	$144,478	$-
Common stock issued in exchange for IFGH Class B Units	$1,144	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

INVESTVIEW, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025 AND 2024

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

On February 19, 2026, we changed the name of our wholly-owned subsidiary iGenius, LLC to Conectiv LLC.

Nature of Business

We operate a diversified series of business units across key sectors, including a direct-to-consumer (“DTC”) marketing platform designed to promote, sell, and distribute its products and services through a global network of independent distributors directly to end users without reliance on traditional retail intermediaries; a manufacturing, marketing, and sales division focused on proprietary over-the-counter aesthetics, health, nutrition and cognitive wellness products for distribution across wholesale and retail markets through our DTC marketing platform and otherwise; an early-stage online trading platform that intends to offer self-directed retail brokerage services; and a business unit that owns and operates a sustainable blockchain business focused on bitcoin mining.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Accounting

Our policy is to prepare our financial statements on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America.

Principles of Consolidation

The consolidated financial statements include the accounts of Investview, Inc., and our wholly owned subsidiaries: Conectiv LLC, SAFETek, LLC, Investview Financial Group Holdings, LLC, Opencash Finance, Inc., Opencash Securities, LLC, Investview MTS, LLC, myLife Wellness Company, myLife Wellness LLC, Renu Laboratories LLC, and Goldman’s Pharmaceuticals LLC. The Company also owns 50% of ELRT Technologies, LLC and 80% of AF Enterprise Holdings, LLC, which have been included in the consolidated financial statements, and the Company has recorded a noncontrolling interest for the interest that it does not own. All intercompany transactions and balances have been eliminated in consolidation.

INVESTVIEW, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025 AND 2024

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

Concentration of Credit Risk

Financial instruments that potentially expose us to concentration of credit risk include cash, accounts receivable, and advances. We place our cash and temporary cash investments with credit quality institutions. At times, such investments may be in excess of the FDIC insurance limit of $250,000. As of December 31, 2025 and 2024, cash balances that exceeded FDIC limits were $8,115,922 and $10,837,830, respectively. We have not experienced significant losses relating to these concentrations in the past.

Cash Equivalents and Restricted Cash

For purposes of reporting cash flows, we consider all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. As of December 31, 2025 and 2024, we had no cash equivalents.

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

Receivables were made up of the following as of each balance sheet date:

	December 31,	December 31,
	2025	2024
Due from merchant processors	$61,779	$318,921
Held in reserve by merchant processors for future returns and chargebacks	22,309	1,872,035
Due from payout service providers	109,367	296,558
Accounts and other receivables	376,123	47,213
	569,578	2,534,727
Allowance for doubtful accounts	-	-
	$569,578	$2,534,727

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

INVESTVIEW, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025 AND 2024

Fixed assets were made up of the following at each balance sheet date:

	Estimated
	Useful
	Life	December 31,	December 31,
	(years)	2025	2024
Furniture, fixtures, and equipment	3-10	$13,108	$717
Computer equipment	3	36,847	28,571
Data processing equipment	3	7,381,111	11,824,560
Manufacturing equipment	3-25	1,675,993	1,161,701
		9,107,059	13,015,549
Accumulated depreciation		(7,464,072)	(11,147,108)
Net book value		$1,642,987	$1,868,441

Total depreciation expense for the years ended December 31, 2025 and 2024, was $730,278 and $3,875,614, respectively. During the year ended December 31, 2025, we sold assets with a total net book value of $31,227 for digital assets worth $144,478, therefore recognized a gain on disposal of assets of $113,251. This gain was offset by a loss on the disposal of assets with a net book value of $8,509. During the year ended December 31, 2024, we disposed of assets with a net book value of $180,223.

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

Equity investments without readily determinable fair values

Equity investments without readily determinable fair values are non-marketable equity securities, which are investments in special purpose vehicle organized by Dream Ventures LLC, which participated in an exempt private placement in an early-stage enterprise developing next generation nuclear power and infrastructure technologies. The Company’s investment consisted of the acquisition of restricted units of the SPV. The SPV, in turn, used the proceeds to invest in private investment securities of the early-stage nuclear enterprise. The Company is not in the business of making investments in private securities, however, this investment was viewed by the Board of Directors as a strategic investment intended to access a possible growth opportunity that takes advantage of renewed momentum around modular, rapidly deployable energy systems, supported by recent federal initiatives and Department of Energy programs promoting advanced-reactor innovation. We do not exercise significant influence over the SPV and the investment is accounted for under the measurement alternative. Under the measurement alternative, the carrying value is measured at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or similar investment of the same issuer. Changes in value and impairments of equity investments without readily determinable fair values are recognized in “Gain (loss) on equity investments and warrant, net” in our condensed consolidated statement of income. Equity investments without readily determinable fair values are presented as “Equity investment” in our consolidated balance sheet.

The Company had no impairments or subsequent observable price changes for equity investments without readily determinable fair values for the year ended December 31, 2025.

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

INVESTVIEW, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025 AND 2024

During the year ended December 31, 2025, goodwill was impaired $873,701. The impairment was due to the estimated fair value of Renu Laboratories LLC exceeding its carrying value.

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

During the year ended December 31, 2025, intangible assets were impaired $29,511. The impairment was due to the Company no longer pursuing certain domain names. During the year ended December 31, 2024, data processing equipment which is our bitcoin miners were impaired $1,771,891. The impairment was due to the carrying value of our data processing equipment exceeding its fair value which was determined using the price that similar equipment would sell for in the open market.

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

Our financial instruments consist of cash, accounts receivable and accounts payable, and debt. We have determined that the book value of our outstanding financial instruments as of December 31, 2025, and December 31, 2024, approximates the fair value due to their short-term nature or interest rates that approximate prevailing market rates.

INVESTVIEW, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025 AND 2024

Items recorded or measured at fair value on a recurring basis in the accompanying consolidated financial statements consisted of the following items as of December 31, 2025:

	Level 1	Level 2	Level 3	Total
Digital assets (see NOTE 5)	$5,464,011	$-	$-	$5,464,011
Total Assets	$5,464,011	$-	$-	$5,464,011

Derivative liability	$-	$-	$-	$-
Total Liabilities	$-	$-	$-	$-

Items recorded or measured at fair value on a recurring basis in the accompanying consolidated financial statements consisted of the following items as of December 31, 2024:

	Level 1	Level 2	Level 3	Total
Total Assets	$-	$-	$-	$-

Derivative liability	$-	$-	$758	$758
Total Liabilities	$-	$-	$758	$758

Revenue Recognition

Membership Revenue

Most of our revenue is generated by membership sales and payment is received at the time of purchase. We recognize membership revenue in accordance with ASC Subtopic 606-10, Revenue from Contracts with Customers (“ASC 606-10”), where revenue is measured based on a consideration specified in a contract with a customer and recognized when we satisfy the performance obligation specified in each contract. Our performance obligation is to provide our tools, products, and content over a fixed membership period; therefore, we recognize revenue ratably over the membership period and deferred revenue is recorded for the portion of the membership period subsequent to each reporting date. Additionally, we offer a designated trial period to first-time membership customers, during which a full refund can be requested if a customer does not wish to continue with the membership. Revenues are deferred during the trial period as collection is not probable until that time has passed. Revenues are presented net of refunds, sales incentives, credits, and known and estimated credit card chargebacks. As of December 31, 2025 and 2024, our deferred revenues for membership revenue were $821,903 and $1,905,734, respectively.

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

INVESTVIEW, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025 AND 2024

Health and Wellness Product Sales and Other Revenue

Through our wholly owned subsidiary, Renu Laboratories LLC, we generate revenue by manufacturing and selling health, beauty, and wellness products. We recognize health and wellness product sales revenue in accordance with ASC 606-10. The Company’s performance obligation is complete when control of the promised goods is transferred to a customer, at which time the Company recognizes revenue in an amount that reflects the consideration the Company expects to receive in exchange for those goods. The Company terms for the sale are based on free on board (FOB) shipping point, where the control passes to the customer once the product leaves our warehouse. The Company determines collectability by requiring certain customers to pay before control is transferred and by performing ongoing credit evaluations and monitoring customer accounts receivable balances. As of December 31, 2025, and December 31, 2024, deposits collected from customers for orders to be filled at a future date were $108,061 and $1,014,164, respectively, which are recorded as deferred revenue in the Consolidated Balance Sheets.

Shipping and direct costs charged to customers, along with fees collected from customers for storing their products in our warehouse facility located in Warminster, Pennsylvania are included in revenue as Other Revenue. Shipping and direct costs incurred by the Company are included in Cost of Sales and Service.

Revenue generated for the year ended December 31, 2025, was as follows:

	Membership revenue	Mining revenue	Health and wellness product sales	Other Revenue	Total
Gross billings/receipts	$30,895,758	$3,306,756	$3,649,751	$88,733	$37,940,998
Refunds, incentives, credits, and chargebacks	(1,670,935)	-	(12,394)	(2,000)	(1,685,329)
Net revenue	$29,224,823	$3,306,756	$3,637,357	$86,733	$36,255,669

Foreign revenues for the year ended December 31, 2025 were approximately $24.9 million while domestic revenue for the year ended December 31, 2025 was approximately $11.4 million.

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

Advertising, Selling, and Marketing Costs

We expense advertising, selling, and marketing costs as incurred. Advertising, selling, and marketing costs include costs of promoting our product worldwide, including promotional events. Advertising, selling, and marketing expenses for the year ended December 31, 2025 and 2024, totaled $564,574 and $569,491, respectively.

Cost of Sales and Service

Included in our costs of sales and services is amounts paid to our trading and market experts that provide financial education content and tools to our membership customers, hosting and electricity fees that we pay to vendors to set up our mining equipment at third-party sites in order to generate mining revenue, and the raw material and manufacturing costs of our health and wellness product sales. Costs of sales and services for the year ended December 31, 2025 and 2024, totaled $8,242,809 and $6,056,491, respectively.

INVESTVIEW, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025 AND 2024

Inventory

Inventory consists of raw materials, work in progress, and finished goods to be sold as part of our health and wellness product sales. Inventory is valued at the lower of cost or net realizable value using the first-in, first-out (FIFO) method and is inclusive of any shipping and tax costs.

Inventory was made up of the following at each balance sheet date:

	December 31,	December 31,
	2025	2024
Finished goods	$38,664	$27,802
Work in process	115,733	312
Raw materials	508,603	467,751
Inventory	$663,000	$495,865

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

Due to the net loss for the year ended December 31, 2025, basic and diluted income per share were the same, as all securities had an anti-dilutive effect. The following table illustrates the computation of diluted earnings per share for the years ended December 31, 2024.

December 31, 2024
Net income	$1,190,416
Less: preferred dividends	(819,340)
Add: interest expense on convertible debt	900,516
Net income available to common shareholders (numerator)	$1,271,592

Basic weighted average number of common shares outstanding	1,908,219,120
Dilutive impact of convertible notes	471,428,571
Dilutive impact of non-voting membership interest	565,000,000
Diluted weighted average number of common shares outstanding (denominator)	2,944,647,691

Diluted income per common share	$0.00

The following table presents potentially dilutive securities that were not included in the computation of diluted net income per share as their inclusion would be anti-dilutive.

	December 31, 2025	December 31, 2024
Options to purchase common stock	351,289,192	359,698,857
Warrants to purchase common stock	1,073,386	1,178,090
Common stock issuable upon conversion of notes	471,428,571	N/A
Common stock issuable upon conversion of non-voting membership interest	563,855,711	N/A

INVESTVIEW, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025 AND 2024

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

During the year ended December 31, 2025, we met our short-and long-term working capital and capital expenditure requirements. At December 31, 2025, we had a total of $10.0 million in cash and cash equivalents, which we believe is sufficient to meet our debt service, preferred stock dividend payments and all other obligations in a timely manner and be able to meet our objectives.

INVESTVIEW, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025 AND 2024

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

The following table presents the Company’s Digital Asset holdings as of December 31, 2025:

	Quantity	Cost Basis	Fair Value
Bitcoin	51.59	$5,105,782	$4,514,638
USDC	949,373	949,373	949,373
Total digital assets held as of December 31, 2025		$6,055,155	$5,464,011

The following table presents a roll-forward of total digital assets for the year ended December, 2025, based on the fair value model under ASU 2023-08:

Fair Value
Balance as of December 31, 2024	$1,127,891

Cumulative effect adjustment upon adoption of ASU 2023-08	148,346
Revenue recognized from Bitcoin mined (31.96 Bitcoin)	3,306,756
Digital assets collected from membership revenue	1,230,493
Digital assets received from sale of fixed assets	144,478
Purchase of digital assets	9,026,566
Proceeds from sale of digital assets	(6,858,454)
Operating expenses paid with digital assets	(2,028,365)
Dividends paid via digital assets	(162,770)
Realized gain (loss) on digital assets	120,214
Change in fair value of digital assets	(591,144)
Balance as of December 31, 2025	$5,464,011

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

The following table presents a roll-forward of digital assets for the year ended December 31, 2024, based on the cost-impairment model under ASC 350:

Cost Basis
Balance as of December 31, 2023	$585,632

Revenue recognized from Bitcoin mined (85.92 Bitcoin)	5,186,606
Digital assets collected from membership revenue	1,522,692
Purchase of digital assets	6,458,234
Proceeds from sale of digital assets	(758,516)
Operating expenses paid with digital assets	(11,873,555)
Dividends paid via digital assets	(171,611)
Debt extinguished in exchange for digital assets	(274,041)
Realized gain (loss) on sale of digital assets	452,450
Balance as of December 31, 2024	$1,127,891

INVESTVIEW, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025 AND 2024

NOTE 6 – RELATED PARTY TRANSACTIONS

Related Party Debt

Our related party debt consisted of the following:

	December 31, 2024	December 31, 2024
Convertible Promissory Note entered into on 4/27/20, net of debt discount of $562,076 as of December 31, 2025 [1]	$737,924	$607,995
Convertible Promissory Note entered into on 5/27/20, net of debt discount of $305,159 as of December 31, 2025 [2]	394,841	324,304
Convertible Promissory Note entered into on 11/9/20, net of debt discount of $593,957 as of December 31, 2025 [3]	706,043	568,742
Working Capital Promissory Note entered into on 3/22/21 [4]	1,205,887	1,204,567
Total related-party debt	3,044,695	2,705,608
Less: Current portion	(1,205,887)	(1,204,567)
Related-party debt, long term	$1,838,808	$1,501,041

[1]	On April 27, 2020, we received proceeds of $1,300,000 from DBR Capital, LLC, an entity controlled by a member of our Board of Directors, and entered into a convertible promissory note. The note is secured by collateral of the Company and its subsidiaries. The note bears interest at 20% per annum, payable monthly, and the principal is due and payable on April 27, 2030. Per the original terms of the agreement, the note was convertible into common stock at a conversion price of $0.01257 per share, which was amended on November 9, 2020 to reduce the conversion price to $0.007 per share. At inception we recorded a beneficial conversion feature and debt discount of $1,300,000. During the year ended December 31, 2025, we recognized $129,929 of the debt discount into interest expense, as well as expensed an additional $260,017 of interest expense on the note, all of which was repaid during the period.

[2]	On May 27, 2020, we received proceeds of $700,000 from DBR Capital, LLC, an entity controlled by a member of our Board of Directors, and entered into a convertible promissory note. The note is secured by collateral of the Company and its subsidiaries. The note bears interest at 20% per annum, payable monthly, and the principal is due and payable on April 27, 2030. Per the original terms of the agreement, the note was convertible into common stock at a conversion price of $0.01257 per share, which was amended on November 9, 2020 to reduce the conversion price to $0.007 per share. At inception we recorded a beneficial conversion feature and debt discount of $700,000. During the year ended December 31, 2025, we recognized $70,537 of the debt discount into interest expense as well as expensed an additional $140,000 of interest expense on the note, all of which was repaid during the period.

[3]	On November 9, 2020, we received proceeds of $1,300,000 from DBR Capital, LLC, an entity controlled by a member of our Board of Directors, and entered into a convertible promissory note. The note is secured by collateral of the Company and its subsidiaries. The note bears interest at 38.5% per annum, made up of a 25% interest rate per annum and a facility fee of 13.5% per annum, payable monthly beginning February 1, 2021, and the principal is due and payable on April 27, 2030. Per the terms of the agreement, the note is convertible into common stock at a conversion price of $0.007 per share. At inception we recorded a beneficial conversion feature and debt discount of $1,300,000. During the year ended December 31, 2025, we recognized $137,301 of the debt discount into interest expense as well as expensed an additional $500,500 of interest expense on the note, all of which was repaid during the period.

[4]	On March 22, 2021, we entered into Securities Purchase Agreements to purchase 100% of the operating assets of SSA Technologies LLC, an entity that owns and operates a FINRA-registered broker-dealer. SSA is controlled and partially owned by Joseph Cammarata, our former Chief Executive Officer. (See Note 10). Commencing upon execution of the agreements and through the closing of the transactions, we agreed to provide certain transition service arrangements to SSA. In connection with the transactions, we entered into a Working Capital Promissory Note with SSA under which SSA was to have advanced to us up to $1,500,000 before the end of 2021; however, SSA only provided advances of $1,200,000, to date. The note bears interest at the rate of 0.11% per annum. The note was due and payable by January 31, 2022; however, has not yet been repaid as we consider our legal options in light of SSA’s failure to complete its funding obligations, and the other damages we sustained as a result of the actions of Mr. Cammarata. During the year ended December 31, 2025, we recorded interest expense of $1,320 on the note. The note was to have been secured by the pledge of 12,000,000 shares of our common stock; however, it remains unsecured as the pledge of shares was not implemented at the closing of the loan.

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

INVESTVIEW, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025 AND 2024

On February 28, 2025, we and DBR Capital entered into a Fifth Amendment to the now Amended and Restated Securities Purchase Agreement that extends the deadlines for the fourth and fifth closings under that Agreement from December 31, 2024, to August 31, 2025, and December 31, 2026, respectively. DBR Capital’s right to effect the fourth closing expired on August 31, 2025; however, the fifth closing remains at the sole discretion of DBR Capital, and we cannot provide any assurance that it will occur when contemplated or ever.

Other Related Party Arrangements

On September 29, 2023, we closed on the purchase in a private transaction of shares of our common stock under the terms of a Stock Purchase and Release Agreement dated September 18, 2023 (the “Romano/Raynor Agreement”). Under the Romano/Raynor Agreement, the Company purchased for surrender in a series of private transactions, an aggregate of 302,919,223 shares of the Company’s common stock (the “Romano/Raynor Purchased Shares”) from sellers consisting of Mario Romano, Annette Raynor, and a series of their family members and related entities (collectively, the “Sellers”). The Romano/Raynor Purchased Shares were purchased for aggregate consideration of $2,922,380, representing a price of $0.00964739 per share. One-eighth of the purchase price was paid within seven (7) days of the closing, with the balance payable in a series of equal quarterly payments over seven (7) consecutive quarters thereafter. As of December 31, 2025, we owed $0 under the Romano/Raynor Agreement.

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

The consideration paid for the Purchased Shares of $2,922,380, plus the $250,000 expense allowance, was allocated to the share purchase for a total of $3,172,380.

On February 7, 2024, we closed on the purchase in a private transaction of shares of our common stock under the terms of a Stock Purchase and Release Agreement dated February 6, 2024 (the “Smith/Miller Agreement”). Under the Smith/Miller Agreement, the Company purchased for surrender and cancellation a total of 472,374,710 shares of the Company’s common stock (the “Smith/Miller Purchased Shares”) from Ryan Smith and Chad Miller and certain of their respective affiliates and family members. The Smith/Miller Purchased Shares were purchased for aggregate purchase price of $3,571,146, representing a price of $0.007559985 per share. One-eighth of the purchase price was paid within seven (7) days of the closing, with the balance payable in a series of equal quarterly payments over seven (7) consecutive quarters thereafter. As of December 31, 2025, we owed $0 under the Smith/Miller Agreement.

The consideration paid for the Purchased Shares of $3,571,146 was allocated to the share purchase (see NOTE 10).

NOTE 7 – DEBT

Our debt consisted of the following:

	December 31, 2025	December 31, 2024
Loan with the U.S. Small Business Administration dated 4/19/20 [1]	$509,399	$519,863
Total debt	509,399	519,863
Less: Current portion	29,244	29,244
Debt, long term portion	$480,155	$490,619

[1]	In April 2020 we received proceeds of $500,000 from a loan entered into with the U.S. Small Business Administration. Under the terms of the loan interest is to accrue at a rate of 3.75% per annum and installment payments of $2,437 monthly will begin twelve months from the date of the loan, with all interest and principal due and payable thirty years from the date of the loan. During the years ended December 31, 2025 and 2024, we recorded $18,780 and $18,801 worth of interest on the loan, respectively. During the years ended December 31, 2025 and 2024, we made repayments on the loan of $29,244 and $29,244.

INVESTVIEW, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025 AND 2024

In November of 2020, we entered into notes with third parties for $19,089,500 in exchange for the cancellation of APEX leases previously entered into, which resulted in our purchase of all rights and obligations under the leases. We agreed to settle a portion of the debt during the year ended March 31, 2021, at a discount to the original note terms offered, by making lump sum payments, issuing 48,000,000 shares of our common stock, issuing 49,418 shares of our preferred stock, and issuing digital assets. The remaining notes were due December 31, 2024, and had a fixed monthly payment that is equal to 75% of the face value of the note, divided by 48 months. The monthly payments began the last day of January 2021 and continued until December 31, 2024, when the last monthly payment was made, along with a balloon payment equal to 25% of the face value of the note, to extinguish the debt. During the fourth quarter ended December 31, 2023, we offered all note holders an early payoff option. During the year ended December 31, 2024, we repaid a portion of the debt with cash payments of $411,842 and issuances of digital assets then valued at $274,041. As of December 31, 2024, the debt was paid in full.

NOTE 8 – DERIVATIVE LIABILITY

During the year ended December 31, 2025 and 2024, we had the following activity in our derivative liability account:

Total
Derivative liability at December 31, 2023	$5,732
Change in fair value	(4,974)
Derivative liability at December 31, 2024	758
Change in fair value	(758)
Derivative liability at December 31, 2025	$-

We use the binomial option pricing model to estimate fair value for those instruments, at inception, at warrant exercise, and at each reporting date. During the years ended December 31, 2025 and 2024, the assumptions used in our binomial option pricing model were in the following range:

	Year Ended December 31, 2025	Year Ended December 31, 2024
Risk free interest rate	3.59% – 3.74%	4.16% - 4.25%
Expected life in years	0.00 - 0.50	0.58 - 1.50
Expected volatility	14% - 102%	122% - 142%

NOTE 9 – OPERATING LEASES

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

At commencement of the Warminster Lease, right-of-use assets obtained in exchange for new operating lease liabilities amounted to $108,327. The term of the Warminster Lease was extended through December 31, 2026.

At commencement of the Ivyland Lease, right-of-use assets obtained in exchange for new operating lease liabilities amounted to $115,037. The Ivyland Lease will automatically terminate after the 24-month term.

INVESTVIEW, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025 AND 2024

Operating lease expense was $176,941 for the year ended December 31, 2025. Operating cash flows used for the operating leases during the year ended December 31, 2025, were $176,976. As of December 31, 2025, the weighted average remaining lease term was 1.12 years, and the weighted average discount rate was 12%.

Future minimum lease payments under non-cancellable leases as of September 30, 2025 were as follows:

2026	75,298
2027	7,260
Total	82,558
Less: Interest	(5,675)
Present value of lease liability	76,883
Operating lease liability, current [1]	(70,344)
Operating lease liability, long term	$6,539

[1]	Represents lease payments to be made in the next 12 months.

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

As of December 31, 2025 and 2024, we had 252,192 shares of preferred stock issued and outstanding.

Preferred Stock Dividends

During the year ended December 31, 2025, we recorded $819,340 for the cumulative cash dividends due to the shareholders of our Series B Preferred Stock. We made payments of $661,895 in cash and issued $162,770 worth of cryptocurrency to reduce the amounts owing. As a result, we recorded $239,776 as a dividend liability on our balance sheet as of December 31, 2025.

During the year ended December 31, 2024, we recorded $819,340 for the cumulative cash dividends due to the shareholders of our Series B Preferred Stock. We made payments of $659,020 in cash and issued $171,611 worth of cryptocurrency to reduce the amounts owing. As a result, we recorded $245,101 as a dividend liability on our balance sheet as of December 31, 2024.

Common Stock Transactions

On March 6, 2025, the Board of Directors authorized a stock repurchase program that will allow the Company to repurchase up to $1,000,000 in aggregate value of shares of the Company’s common stock, through March 6, 2026. During the year ended December 31, 2025, 12,489,710 shares have been repurchased for $246,898. These shares are being held by the Company in Treasury. Also, during the year ended December 31, 2025, we issued 1,144,289 shares of the Company’s common stock in exchange for 1,144,289 Class B Units of Investview Financial Group Holdings, LLC.

INVESTVIEW, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025 AND 2024

The stock repurchase program was extended to cover the repurchase of shares of the Company’s common stock through March 31, 2027.

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

As of December 31, 2025 and 2024, we had 1,860,376,075 and 1,859,231,786 shares of common stock issued and 1,847,886,365 and 1,859,231,786 shares of common stock outstanding, respectively.

Options

The 2022 Incentive Plan authorizes a variety of incentive awards consisting of stock options, restricted stock, restricted stock units, and reserves for issuance up to 600,000,000 shares of the Company’s common stock.

During the year ended December 31, 2025, we cancelled 800,000 unvested options upon the resignation of an employee of the Company.

Transactions involving our options are summarized as follows:

			Weighted
			Average
		Weighted	Grant-Date
	Number of	Average	Per Share
	Options	Exercise Price	Fair Value
Options outstanding at December 31, 2024	351,416,665	$0.05	$0.03
Granted	-	$-	$-
Canceled/Expired	(800,000)	$0.05	$0.02
Exercised	-	$-	$-
Options outstanding at December 31, 2025	350,616,665	$0.05	$0.03

Details of our options outstanding as of December 31, 2025, is as follows:

Options Exercisable	Weighted Average Exercise Price of Options Exercisable	Weighted Average Contractual Life of Options Exercisable (Years)	Weighted Average Contractual Life of Options Outstanding (Years)
237,741,665	0.05	3.52	3.62

Total stock compensation expense related to the options for the year ended December 31, 2025 and 2024, was $1,551,700 and $1,610,536, respectively. As of December 31, 2025 there was approximately $1.7 million of unrecognized compensation cost related to the Options, which is expected to be recognized over a remaining weighted-average vesting period of approximately 0.8 years.

Warrants

Transactions involving our warrants are summarized as follows:

		Weighted
	Number of	Average
	Shares	Exercise Price
Warrants outstanding at December 31, 2023	1,178,090	$0.10
Granted	-	$-
Canceled/Expired	-	$-
Exercised	-	$-
Warrants outstanding at December 31, 2024	1,178,090	$0.10
Granted	-	$-
Canceled/Expired	(263,450)	$0.10
Exercised	-	$-
Warrants outstanding at December 31, 2025	914,640	$0.10

INVESTVIEW, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025 AND 2024

Details of our warrants outstanding as of December 31, 2025 is as follows:

Warrants Exercisable	Weighted Average Contractual Life (Years)
914,640	0.30

Class B Units of Investview Financial Group Holdings, LLC

As of December 31, 2025, and December 31, 2024, there were 563,855,711 and 565,000,000 Class B Redeemable Units of our subsidiary, Investview Financial Group Holdings, LLC, issued and outstanding. These Class B Units were issued as consideration for the purchase of operating assets and intellectual property rights of MPower, a company controlled and partially owned by David B. Rothrock and James R. Bell, two of our board members. The Class B Units have no voting rights and were subject to a lock-up agreement that expired in April 2025. The Class B Units can be exchanged by the holders at any time for 565,000,000 shares of our common stock on a one-for-one basis, subject to the Company’s overriding right to redeem the Class B Units on the 7th anniversary of the date of issuance (September 3, 2028) or earlier if there are less than 50% of the Class B Units originally issued still outstanding or if the holders of a majority of the Class B Units request the mandatory redemption of all Class B Units. The Company has agreed to use its reasonable commercial efforts to register the resale of the common stock that may be issued upon redemption of the Class B Units under the Securities Act.

In order to properly account for the purchase transaction on the Company’s financial statements, we were required by applicable financial reporting standards to value the Class B Units issued to MPower in the transaction as of the closing date of the MPower sale transaction (September 3, 2021). For these accounting purposes, we concluded that the “fair value” of the consideration for financial accounting purposes, at the if-converted market value of the underlying common shares was $58.9 million, based on the closing market price of $0.1532 on the closing date of September 3, 2021, as discounted from $86.6 million by 32% (or $27.7 million) to reflect the significant lock-up period (which has now expired). The “fair value” valuation of the Class B Units, however, was completed relying on a certain set of methodologies that are accepted for accounting purposes, and is not necessarily indicative of the “fair market value” that may be implied relative to such Class B Units in a commercial transaction not governed by financial reporting standards. In particular, the methodology used to value the Class B Units at their “fair value” did not take into account any blockage discounts that may otherwise apply after the lock-up period expired in 2025; while other valuation methodologies, not bound by financial reporting codifications, would possibly determine that the blockage discount associated with the resale of 565 million shares after the expiration of the lock-up period, into a marketplace that has limited market liquidity, could possibly have a material downward influence on the valuation.

During the year ended December 31, 2025, we issued 1,144,289 shares of the Company’s common stock in exchange for the redemption of 1,144,289 Class B Units of Investview Financial Group Holdings, LLC.

NOTE 11 – COMMITMENTS AND CONTINGENCIES

Litigation

Settlement of SEC Inquiry

In the ordinary course of business, we may be, or have been, involved in legal proceedings. On November 9, 2021, the Company received a subpoena from the United States Securities and Exchange Commission (“SEC”) for the production of documents. In the subpoena, the SEC advised that the inquiry did not mean that the SEC concluded that the Company or anyone affiliated with the Company had violated the federal securities laws or any other law. However, in the course of communications with the SEC throughout the inquiry, the Company came to believe that the focus of the SEC’s inquiry involved whether the offer and sale of the Company’s now discontinued Apex sale and leaseback program violated certain federal securities laws. Following a several year review process in which the Company cooperated fully with the SEC, on January 17, 2025, a settlement was reached with the SEC to resolve the inquiry. As part of the settlement, the Company entered into a formal SEC Order for which it neither admitted nor denied the factual and legal conclusions asserted, however, agreed to pay a civil monetary penalty of $375,000 to conclude the inquiry. This penalty was expensed during the year ended December 31, 2024. The Company considers this matter to be closed.

INVESTVIEW, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025 AND 2024

Exposure to potential claims arising from third-party financial protection plan

Historically, through our wholly-owned subsidiaries Apex Tek, LLC and SAFETek, LLC, we sold high powered data processing equipment, known as the Apex package, to our customers which was then leased back to us for use in our crypto mining operations. We discontinued sales of the Apex package in June 2020, principally when COVID-19 created certain supply chain-related limitations on that business. Confronted with these limitations in the business, we offered the holders of our Apex leases the opportunity to cancel their leases, in exchange for which, we repurchased substantially all of the data processing equipment (subject to these leases) for approximately $19 million of promissory notes due on or about December 31, 2024 (which amount reflects the principal amount invested by all of such lease holders, plus a 25% premium). During the fourth quarter ended December 31, 2023, we further offered all note holders an early payoff option. By December 31, 2024, we had repaid or settled approximately $19 million of promissory notes.

Included in the Apex sale and leaseback program that was discontinued in 2021, was a “guaranteed assets buy-back product” underwritten, administered, managed and purportedly reinsured by a third-party provider, Total Protection Plus (“TPP”), which was intended to provide customers who participated in the Apex sale and leaseback program with a financial protection program (the “TPP Program”), under which customers, provided they complied with certain TPP required claims procedures, could elect to collect a cash payout in either a five-or-ten year interval after their initial purchase. As part of their sales and marketing materials, TPP represented that they were a purported affiliate of a well-known global insurance brokerage firm, and that through existing resources and reinsurance arrangements that were in place, they and their reinsurer had sufficient capital resources, reserves and liquidity to support any payouts needed to satisfy their obligations under the TPP Program. TPP was paid substantial premiums for the program. In most instances, the premium for the TPP program was included in the package price for the Apex program, at no additional cost to the customer.

Separately, other customers of ours who purchased ndau from the Company through an Oneiro sponsored ndau distribution program, were also given the opportunity to participate in a TPP Program similar to the program offered to our Apex customers; which in this case was intended to provide customers who purchased ndau with a financial protection program under which such customers, provided they complied with certain TPP required claims procedures, could elect to collect a cash payout in either a five- or ten-year interval after their initial purchase. Participation in this program was also in reliance on sales and marketing materials by which TPP represented that they were a purported affiliate of a well-known global insurance brokerage firm, and that through existing resources and reinsurance arrangements that were in place, they and their reinsurer had sufficient capital resources, reserves and liquidity to support any pay-outs needed to satisfy their obligations under the TPP Program. Prior to terminating the distribution of ndau during August 2023, we distributed over $16.6 million in ndau to our customers in our belief that such purchases were supported by the TPP Program. As had been done with respect to the Apex customers, TPP was paid substantial premiums for the program, with those premiums included in the purchase price for the ndau program, at no additional cost to the customer.

During the fourth calendar quarter of 2021, we suspended any further offering of the TPP Program in connection with the sale of ndau after TPP was unable to comply with our vendor compliance protocols, having cited certain offshore confidentiality entitlements by which it was unwilling to provide evidence of its financial support arrangements. That suspension has remained in place as we have been unable to further validate the continued integrity of the TPP Program and the vendor’s ability to honor its commitments to our customers; despite the payment of over $6 million to TPP to secure the benefits of the TPP Program. Our level of concern over the viability of the TPP Program has recently increased materially when in 2025 we came to learn that: (i) certain of our customers had been unable to reach TPP in order to process claims for their 5-year promised returns; (ii) the TPP website had been inoperative and customers had been unable to process their claims; and (iii) an email communication purportedly from TPP, or an affiliate thereof, had been received by certain customers in which the sender asserts that the obligations of TPP under the TPP Program were (unbeknownst to us and our customers) purportedly dependent on the financial wherewithal of another heretofore undisclosed TPP affiliate, that the email claims now had no ability to satisfy the commitments originally made by TPP. Our concern over the viability of the TPP program has recently been further validated as we have received information in connection with our litigation efforts (as discussed below) that suggests that the TPP Program was dependent upon reinsurance commitments, which were, in turn, dependent upon the reinsurer’s receipt of certain annual installment payments from TPP, who purportedly failed to make these installment payments. Even though our investigation of the matter has not concluded, these preliminary findings appear to support our concerns over the viability of the TPP Program.

To respond to these concerns, and in part, in an effort to advance the interests of our customers, on March 28, 2025, we commenced an action in equity against Total Protection Plus, UIU Holdings LLC, Jason R. Anderson, Jacob S. Anderson, and Schad E. Brannon (collectively, “TPP”), in the Court of Chancery of the State of Delaware captioned Investview et al., v. UIU Holdings, LLC et al., seeking to, among other things, compel TPP to fulfill the commitments that were made to the Company’s customers under the TPP Program. In response, the Defendants filed various motions to dismiss, making both procedural and substantive challenges to the allegations made in the Complaint. The Company opposed those motions, and after a hearing before the Chancery Court, in a letter opinion dated November 21, 2025, the Chancery Court (which is a court of equity) ruled that it lacked subject matter jurisdiction over the Company’s claims because, among others: (i) it is a court of equity and the claims asserted by the Company were not purely equitable in nature; and (ii) a suit for money damages would provide the Company an adequate remedy at law. The Court dismissed the Complaint on these procedural grounds with leave to transfer the case to Delaware Superior Court, which does not have the same limited jurisdiction that exists in Chancery Court. At no point did the Chancery Court address or rule on the substance of our claims against TPP.

INVESTVIEW, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025 AND 2024

In response to the dismissal of the case, in January 2026, we renewed our case against TPP by transferring the case to Delaware Superior Court, and then filing an Amended Complaint in Superior Court, including additional factual allegations to support our claims. In the Amended Complaint, the Company removed Schad Brannon as one of the Defendants, and is now pursuing relief against UIU Holdings LLC d/b/a Total Protection Plus, Jason R. Anderson, and Jacob S. Anderson. The Defendants responded to the Amended Complaint in February 2026 by filing motions to dismiss along similar grounds as to what they argued in Chancery Court, including arguments that the Court lacks personal jurisdiction over Jacob Anderson, the Company lacks standing to pursue its claims, and the claims otherwise fail as a matter of law. The Company is due to respond to the motion to dismiss on or before April 16, 2026. To date, the court process has not yet addressed the substance of our claim. Due to the uncertainties and procedural delays associated with matters of litigation, and in recognition of the early-stage of the proceedings, we cannot assure that the outcome of the legal proceedings will be consistent with our objectives.

Despite our efforts in court, we cannot ensure that TPP will comply with its contractual commitments to our customers, in which case these customers may not be able to realize the cash payouts promised by TPP; despite the substantial payments made to TPP to secure the promised benefits of the TPP Program. As the direct responsibility for compliance with the TPP Program resides with TPP; particularly as the program was underwritten, managed, administered, and purportedly reinsured by TPP as an independent third-party vendor (and with respect to ndau, the underlying ndau was developed and marketed by an additional third-party vendor), and in recognition of the customers’ acceptance of their participation in the program, we do not believe that we have any legal responsibility to cover any potential claims of customers who participated in the TPP Program. There is, however, a risk that any failure of TPP to perform its obligations to our customers could expose us to commercial claims of dissatisfied customers, regardless of the legal foundation associated therewith. The possible assertion of those claims, regardless of the underlying substance of the claims, could have an adverse effect on our business, financial condition, and operating results.

Exposure to a substantial fine and a cease-and-desist order issued by the Polish Office of Competition and Consumer Protection (“UOKiK”) finding that the Company’s direct selling unit violated Polish laws that prohibit pyramid-style promotional schemes.

In December 2025, UOKiK issued a formal administrative decision concluding its investigation of the Company’s direct selling operations in Poland. In its decision, UOKiK determined that certain aspects of our direct selling business model, as conducted in Poland, violate Polish laws relating to unfair commercial practices, including laws prohibiting pyramid-style promotional schemes. The decision imposes an administrative fine of PLN 14,668,589 (approximately USD $4 million) and includes an order requiring the Company to cease and desist the practices described in the decision. Under the terms of the decision, enforcement of the fine and cease and desist components thereof, is not final and is subject to conclusion of any appeal to the competent Polish court.

The Company does not agree with the conclusions set forth in the decision based upon its interpretation of Polish law as applied to the manner in which it sells its products and services in Poland and intends to avail itself of all procedural rights of appeal and legal remedies available under applicable law. In February 2026, the Company timely filed an appeal of UOKiK’s administrative decision with Poland’s Court of Competition and Consumer Protection. That appeal is pending. During the appeal process, the Company expects to continue operations in Poland in the normal course, while evaluating such operational adjustments as may be appropriate to further demonstrate that its operations in Poland do not constitute an unlawful pyramid scheme. While we intend to vigorously defend ourselves against the UOKiK decision, if we are ultimately unsuccessful in our defense of the matter on appeal, we could, among other things, be subject to the administrative fine imposed and may be required to modify, suspend or discontinue certain aspects of our direct selling operations or a material portion of our operations in Poland, which such outcome could have an adverse effect on the Company’s business, financial condition, results of operations, or prospects. Nevertheless, a loss contingency in the amount of approximately $4.08 million was accrued during the year ended December 31, 2025. This loss is presented within “Accrued liabilities, long term” in our consolidated balance sheet. Although we are not aware of any other claims, there is a possible risk that we could become exposed to similar inquiries or proceedings from other regulators in the European Union or the United States. If this were to occur, we could be exposed to further fines or decisions which could have similar adverse impact on our operations in Europe or the United States. This could have a material adverse impact on the Company’s business, financial condition, results of operations, or prospects given that the majority of the revenues derived from our Conectiv business unit are derived from customers in the European Union.

INVESTVIEW, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025 AND 2024

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

Prior to his termination, the Company issued a promissory note to Mr. Cammarata, which, following certain modifications, on or about March 30, 2021, was restated in the principal amount of $1,550,000 (the “Cammarata Note”). Although not originally convertible, as per the March 30, 2021, amendment, the Cammarata Note became convertible at $0.02 per share, Thereafter, effective September 21, 2021, and following another modification, the conversion price under the Cammarata Note was reduced to $0.008 per share. During February 2022, we provided 30 days’ notice of our intent to retire and repay the Cammarata Note in cash. Having not timely received a properly executed conversion notice within the proscribed period and citing certain breaches of Mr. Cammarata’s fiduciary duty to us, as well as damages incurred by us arising from Mr. Cammarata’s then ongoing legal proceedings, on or about March 31, 2022, we tendered to Mr. Cammarata cash payment in full for the Cammarata Note. As of the date of this Report, Mr. Cammarata has not accepted our tender of the cash payment, and through his then counsel, has asserted his entitlement to exercise his right to convert the Cammarata Note into our common shares. Although we believe that our cash tender was appropriate under the terms of the Cammarata Note and our claims for damages by Mr. Cammarata have merit, if Mr. Cammarata elects to challenge our cash tender in a court proceeding, and if we are unable to sustain our legal position on the matter, Mr. Cammarata could receive up to approximately 203 million shares of our common stock upon conversion of the Cammarata Note. As a result of his recent incarceration, the Company has been unable to further adjudicate these issues with Mr. Cammarata.

Further, on March 22, 2021, we entered into Securities Purchase Agreements to purchase 100% of the operating assets of SSA Technologies LLC, an entity that owns and operates a FINRA-registered broker-dealer. SSA is controlled and partially owned by Joseph Cammarata, our former Chief Executive Officer. Commencing upon execution of the agreements and through the closing of the transactions, we agreed to provide certain transition service arrangements to SSA. In connection with the transactions, we entered into a Working Capital Promissory Note with SSA under which SSA was to have advanced to us up to $1,500,000 before the end of 2021; however, SSA has only provided advances of $1,200,000 to date. The note bears interest at the rate of 0.11% per annum therefore we recognized $990 worth of interest expense on the loan during the nine months ended September 30, 2024. The note was due and payable by January 31, 2022; however, has not yet been repaid as we consider our legal options in light of SSA’s failure to complete its funding obligations. The note was to have been secured by the pledge of 12,000,000 shares of our common stock; however, it remains unsecured as the pledge of shares was not implemented at the closing of the loan. As a result of his recent incarceration, the Company has been unable to further adjudicate these issues with Mr. Cammarata.

NOTE 12 – SEGMENT REPORTING

The Company has three reportable segments, Direct-to-Consumer Marketing Platform, Blockchain Technology and Crypto Mining Products and Services, and Manufacturing and Development of Health, Beauty, and Wellness Products. The reportable segments are identified based on the types of products and services that generate revenue.

The Company is also developing a start-up business unit that is intended to operate within the Brokerage and Financial Technologies Services sector once and to the extent it can commence operations.

The segment performance that the CODM uses to measure performance is net income (loss) from operations. The Company does not allocate assets to the reporting segments as its assets are primarily managed on an entity-wide basis and therefore does not disclose the total assets of its reportable operating segments.

For the years ended December 31, 2025, and 2024, there were no intersegment revenues or costs of revenues that needed to be eliminated in the Consolidated Statements of Operations.

The Direct-to-Consumer Marketing Platform segment generates revenue through membership fees. The Blockchain Technology and Crypto Mining segment generates revenue primarily through its Bitcoin mining operation. The Manufacturing and Development of Health, Beauty, and Wellness Products generates revenue primarily through the sale of health, beauty, and wellness products manufactured and sold to wholesale and retail customers.

INVESTVIEW, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025 AND 2024

The following table illustrates segment revenue and segment net income from operations, including significant expense items reviewed by the CODM for the year ended December 31, 2025.

	Direct-to-Consumer Marketing Platform	Blockchain Technology and Crypto Mining Products and Services	Manufacturing and Development of Health, Beauty, and Wellness Products [1]	Total
Revenue	$29,224,823	$3,306,756	$3,724,090	$36,255,669

Less:
Commissions	15,992,550	-	-	15,992,550
Market experts	701,381	-	-	701,381
Credit card processing	1,244,360	-	-	1,244,360
Salary and related	1,634,078	323,248	1,535,238	3,492,564
Selling and marketing	556,459	-	7,352	563,811
Energy and hosting	-	4,195,204	-	4,195,204
Depreciation	1,643	558,670	-	560,313
Impairment	-	-	903,212	903,212
Cost of sales	-	-	3,346,224	3,346,224
Gain on disposal of assets	-	(113,251)	8,508	(104,743)
General and administrative [1]	2,504,463	319,812	1,272,720	4,096,995

Segment net income (loss) from operations	$6,589,889	$(1,976,927)	$(3,349,164)	$1,263,798

[1]	General and administrative costs consist mainly of professional fees, contracting services, insurance, information technology and software, and other payment processing fees.

The following table illustrates segment revenue and segment net income from operations, including significant expense items reviewed by the CODM for the year ended December 31, 2024.

	Direct-to-Consumer Marketing Platform	Blockchain Technology and Crypto Mining Products and Services	Manufacturing and Development of Health, Beauty, and Wellness Products [1]	Total
Revenue	$47,061,290	$5,186,606	$134,075	$52,381,971

Less:
Commissions	25,913,260	-	-	25,913,260
Market experts	1,065,350	-	-	1,065,350
Credit card processing	1,949,087	-	-	1,949,087
Salary and related	2,051,064	980,302	251,632	3,282,998
Selling and marketing	565,437	1,803	1,000	568,240
Energy and hosting	-	4,924,717	-	4,924,717
Depreciation	1,565	3,871,740	-	3,873,305
Impairment expense	-	1,771,891	-	1,771,891
Cost of sales	-	-	56,521	56,521
Loss (gain) on disposal of assets	-	180,223	-	180,223
General and administrative [2]	1,491,652	391,040	116,221	1,998,913

Segment net income (loss) from operations	$14,023,875	$(6,935,110)	$(291,299)	$6,797,466

[1]	The Development of Health, Beauty and Wellness Products business was acquired in October 2024.

[2]	General and administrative costs consist mainly of professional fees, insurance, information technology and software and other payment processing fees.

INVESTVIEW, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025 AND 2024

The following table illustrates the reconciliation of segment operating income to net income before taxes for the years ended December 31, 2025 and 2024.

	December 31, 2025	December 31, 2024
Segment income from operations	$1,263,798	$6,797,466

Reconciling items
Other profit (loss) [1]	(10,961,100)	(5,522,790)
Bank interest	215,195	64,376
Event ticket sales	274,430	350,635
Leasing income	252,978	391,985
All other, net	(12,581)	3,684

Net income (loss) before taxes	$(8,967,280)	$2,085,356

[1]	Other profit (loss) is attributable to corporate and nonoperating segment expenses and is therefore not included in the total for segment gross profit (loss).

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

The transaction was accounted for as a business combination using the acquisition method of accounting in accordance with the ASC Topic 805. The following table summarizes the purchase accounting for the fair value of the assets acquired and liabilities assumed at the date of the acquisition:

Cash	$1,495
Customer deposits – intercompany	7,360
Domain names [1]	40,310
Raw materials	149,260
Manufacturing equipment	717,020
Total assets acquired	$915,445

Accounts payable	$323
Customer deposits	572,386
Total liabilities assumed	$572,709

Net assets acquired	342,736

Consideration [2]	$1,207,614
Fair value of noncontrolling interest in ELRT Technologies, LLC	8,823
1,216,437

Goodwill [3]	$873,701

[1]	Domain names were deemed to have an indefinite life; therefore, amounts are not amortized, but rather are assessed for impairment as further discussed in our impairment policy. During the year ended December 31, 2025, domain names were impaired $29,511.

[2]	This amount is equal to the $1,780,000 purchase price less $572,386 of customer deposits collected by Renu Labs, Inc. prior to acquisition.

[3]	During the year ended December 31, 2025, goodwill was fully impaired.

INVESTVIEW, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025 AND 2024

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

The Company’s income (loss) before income taxes were broken down as follows:

	Year Ended December 31, 2025	Year Ended December 31, 2024
Domestic	$(8,967,280)	$2,085,356
Foreign	-	-
Total Income (loss) before income taxes	$(8,967,280)	$2,085,356

The Company’s tax provision (benefit) as of December 31, 2025 and 2024 is summarized as follows:

	December 31, 2025	December 31, 2024
Current
Federal	$(77,341)	$903,347
State	18,540	(8,407)
Foreign	-	-
Total current income tax expense	(58,801)	894,940

Total income tax expense	$(58,801)	$894,940

Net deferred tax assets consist of the following components as of December 31, 2025 and 2024:

	December 31, 2025	December 31, 2024
Deferred tax assets
NOL carryover	$3,438,636	$2,417,161
Amortization	1,976,244	1,850,667
Other accruals	2,468,356	1,988,821
Depreciation	(18,482)	862,384
Investment in partnership	11,011,465	10,985,183
Deferred tax liabilities	-	-
Valuation allowance	(18,876,219)	(18,104,216)
Net deferred tax liability	$-	$-

The table below provides the updated requirements of ASU 2023-09 for 2025. The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate to pretax income from continuing operations for the year ended December 31, 2025 due to the following:

	Year ended December 31, 2025
	$	%
Income taxes at statutory rate	$(1,883,129)	21.00%
State and Local Income Taxes - Net of Federal Benefit [1]	18,541	-0.21%
Changes in Valuation Allowance	665,298	-7.42%
Nontaxable or Nondeductible items
Related party interest	260,317	-2.90%
Administrative fine	858,561	-9.57%
Other	4,971	-0.06%
Other	16,640	-0.19%
Total income tax provision (benefit)	$(58,801)	0.65%

[1]	State taxes in California, Pennsylvania and New Jersey made up the majority (greater than 50%) of the tax effect in this category.

INVESTVIEW, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025 AND 2024

As previously disclosed for the year ending December 31, 2024, prior to the adoption of ASU 2023-09, the income tax provision differs from the amount of income tax by applying the U.S. federal income tax rate to pretax income from continuing operations due to the following:

Year ended December 31, 2024
Pretax Book Income/(Loss)	$2,085,356

Income taxes at statutory rate	437,925
State taxes – net of federal benefit	(6,641)
Valuation allowance	581,800
Foreign derived intangible income	(420,033)
Interest	260,511
Other	41,378
Total income tax provision (benefit)	$894,940

At December 31, 2025 and December 31, 2024, the Company had federal and state net operating loss carryforwards of approximately $3.4 million (tax effected) and $2.4M (tax effected), portions of which will begin to expire in 2026. Utilization of some of the federal and state net operating losses carryforwards are subject to annual limitations due to the “change in ownership” provisions of the Internal Revenue Code of 1986 and similar state provisions. The annual limitations may result in the expiration of net operating losses before utilization.

The Company will recognize penalties and interest accrued related to unrecognized tax benefits as a component of income taxes. As of December 31, 2024, the Company had $26,094 of accrued interest and penalties related to state income tax uncertain tax positions, in which $4,188 has been recognized in the Company’s statements of operations in the current year.

The Company is required to file income tax returns in various states. The Company is subject to income tax examinations by federal and state taxing authorities. The taxable years that are open under federal and state statute of limitations are 2021 through 2025. Due to net operating loss carryforwards that remain unutilized, such loss carryforwards remain subject to review until utilized.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	Year ended December 31, 2025	Year ended December 31, 2024
Balance at the beginning of the year	$26,768	$-
Increases related to positions taken in prior years	-	26,768
Balance at the end of the year	$26,768	$26,768

Income taxes paid, net of (refunds) received, is as follows:

Year ended December 31, 2024
Federal	$(169,495)
State	(1,967)
Total taxes paid	$(171,462)

NOTE 14 – SUBSEQUENT EVENTS

In accordance with ASC Topic 855, Subsequent Events, we have evaluated subsequent events through the date of this filing and have determined that the following events require disclosure.

In connection with his appointment to the Board, Robert Verdun was granted, on January 28, 2026, an option to purchase 25,000,000 shares of the Company’s common stock at an exercise price of $0.05 under the Investview, Inc. 2022 Incentive Plan. 5,000,000 shares vest on each of February 5, 2027, February 5, 2028, February 5, 2029, February 5, 2030, and February 5, 2031, and in each case so long as he is a director or covered person of the Company as of such date. As a member of the Board, Mr. Verdun will receive customary non-employee director compensation and participate in plans and policies on the same basis as the Company’s other non-employee director, as described under the heading “Directors’ Compensation” under Item 11 of this Form 10-K.

During March 2026, the Company invested $2.0 million in a special purpose vehicle organized by Dream Ventures LLC, which participated in an exempt private placement in an early-stage enterprise developing next-generation nuclear power and infrastructure technologies. The Company’s investment consisted of the acquisition of restricted units of the SPV valued at the time of the investment at $2.0 million, as a limited rights participant in a larger investment round of $50 million. The SPV, in turn, used the proceeds of this investment round to invest in private investment securities of the early-stage nuclear enterprise. The Company is not in the business of making investments in private securities, however, this investment was viewed by the Board of Directors as a strategic investment intended to access a possible growth opportunity that takes advantage of renewed momentum around modular, rapidly deployable energy systems, supported by recent federal initiatives and Department of Energy programs promoting advanced-reactor innovation.

