Form 10-Q
period 2026-03-31
Investview, Inc.
filed 2026-05-15
CIK 862651

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED

March 31, 2026

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

As of May 12, 2026, there were 1,845,674,123 shares of common stock, $0.001 par value, outstanding.

INVESTVIEW, INC.

Form 10-Q for the Three Months Ended March 31, 2026

PART I – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

INVESTVIEW, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2026	2025
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$4,524,934	$9,992,443
Prepaid assets	529,308	361,444
Deposits, current	1,038,782	1,041,360
Receivables	374,431	569,578
Inventory	798,205	663,000
Income tax paid in advance	300,877	367,718
Total current assets	7,566,537	12,995,543

Fixed assets, net	1,576,261	1,642,987

Other assets:
Digital assets	4,990,029	5,464,011
Equity investment	3,250,000	1,250,000
Intangible assets, net	10,799	10,799
Operating lease right-of-use asset	59,065	76,774
Deposits	56,741	56,741
Total other assets	8,366,634	6,858,325

Total assets	$17,509,432	$21,496,855

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued liabilities	$3,335,319	$3,339,375
Payroll liabilities	172,365	57,808
Income tax payable	176,147	215,752
Deferred revenue	718,654	952,977
Dividend liability	241,300	239,776
Operating lease liability, current	55,770	70,344
Related party debt, net of discounts, current	1,206,217	1,205,887
Debt, net of discounts, current	29,244	29,244
Total current liabilities	5,935,016	6,111,163

Operating lease liability, long term	3,470	6,539
Accrued liabilities, long term	3,981,627	4,135,276
Related party debt, net of discounts, long term	1,922,094	1,838,808
Debt, net of discounts, long term	477,468	480,155
Total long-term liabilities	6,384,659	6,460,778

Total liabilities	12,319,675	12,571,941

Commitments and contingencies	-	-

Stockholders’ equity (deficit):
Preferred stock, par value: $0.001; 50,000,000 shares authorized, 252,192 and 252,192 issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	252	252
Common stock, par value $0.001; 10,000,000,000 shares authorized; 1,860,376,075 and 1,860,376,075 shares issued and 1,846,175,402 and 1,847,886,365 outstanding as of March 31, 2026 and December 31, 2025, respectively	1,860,375	1,860,375
Additional paid in capital	104,514,246	104,110,876
Treasury stock, at cost, 14,200,673 and 12,489,710 shares as of March 31, 2026 and December 31, 2025, respectively	(291,522)	(246,898)
Accumulated other comprehensive income (loss)	(23,218)	(23,218)
Accumulated deficit	(100,885,939)	(96,789,073)
Accumulated noncontrolling interest	15,563	12,600
Total stockholders’ equity (deficit)	5,189,757	8,924,914

Total liabilities and stockholders’ equity (deficit)	$17,509,432	$21,496,855

The accompanying notes are an integral part of these condensed consolidated financial statements.

INVESTVIEW, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND OTHER COMPREHENSIVE INCOME (LOSS)

(unaudited)

	Three months ended March 31,
	2026	2025

Revenue:
Membership revenue, net of refunds, incentives, credits, and chargebacks	$2,743,019	$8,791,443
Mining revenue	554,122	862,944
Health and wellness product sales	268,772	368,321
Coffee sales	320,460	-
Other revenue	9,873	7,344
Total revenue, net	3,896,246	10,030,052

Operating costs and expenses:
Cost of sales and service	1,357,047	1,544,116
Commissions	1,673,975	5,076,503
Advertising, selling, and marketing	17,247	95,103
Salary and related	1,788,654	1,701,092
Professional fees	748,828	610,150
General and administrative	1,096,460	1,416,168
Total operating costs and expenses	6,682,211	10,443,132

Net income (loss) from operations	(2,785,965)	(413,080)

Other income (expense):
Gain (loss) on fair value of derivative liability	-	(2,095)
Realized gain (loss) on digital assets	(24,990)	(13,252)
Unrealized gain (loss) on digital assets	(1,051,380)	(220,184)
Interest expense	(4,623)	(4,623)
Interest expense, related parties	(308,744)	(308,744)
Other income (expense)	288,667	284,125
Total other income (expense)	(1,101,070)	(264,773)

Income (loss) before income taxes	(3,887,035)	(677,853)
Income tax expense	(2,033)	(10,000)

Net income (loss)	(3,889,068)	(687,853)
Net income (loss) attributable to noncontrolling interest	2,963	(1,987)
Net income (loss) attributable to Investview, Inc.	(3,892,031)	(685,866)

Dividends on Preferred Stock	(204,835)	(204,835)

Net income (loss) applicable to common shareholders	$(4,096,866)	$(890,701)

Basic income (loss) per common share	$(0.00)	$(0.00)
Diluted income (loss) per common share	$(0.00)	$(0.00)

Basic weighted average number of common shares outstanding	1,846,973,155	1,859,076,249
Diluted weighted average number of common shares outstanding	1,846,973,155	1,859,076,249

The accompanying notes are an integral part of these condensed consolidated financial statements.

INVESTVIEW, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

THREE MONTHS ENDED MARCH 31, 2026 AND 2025

(unaudited)

					Additional			Accumulated Other
	Preferred Stock		Common Stock		Paid in	Treasury Stock		Comprehensive	Accumulated	Noncontrolling
	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Income (Loss)	Deficit	Interest	Total
Balance, December 31, 2024	252,192	$252	1,859,231,786	$1,859,231	$102,560,320	-	$-	$(23,218)	$(87,205,070)	$8,070	$17,199,585
Cumulative effect adjustment upon adoption of ASU 2023-08	-	-	-	-	-	-	-	-	148,346	-	148,346
Common stock issued for services and other stock-based compensation	-	-	-	-	387,634	-	-	-	-	-	387,634
Common stock repurchased and held as treasury stock	-	-	-	-	-	1,089,286	(24,006)	-	-	-	(24,006)
Dividends	-	-	-	-	-	-	-	-	(204,835)	-	(204,835)
Net income (loss)	-	-	-	-	-	-	-	-	(685,866)	(1,987)	(687,853)
Balance, March 31, 2025	252,192	$252	1,859,231,786	$1,859,231	$102,947,954	1,089,286	$(24,006)	$(23,218)	$(87,947,425)	$6,083	$16,818,871

Balance, December 31, 2025	252,192	$252	1,860,376,075	$1,860,375	$104,110,876	12,489,710	$(246,898)	$(23,218)	$(96,789,073)	$12,600	$8,924,914
Common stock issued for services and other stock-based compensation	-	-	-	-	403,370	-	-	-	-	-	403,370
Common stock repurchased and held as treasury stock	-	-	-	-	-	1,710,963	(44,624)	-	-	-	(44,624)
Dividends	-	-	-	-	-	-	-	-	(204,835)	-	(204,835)
Net income (loss)	-	-	-	-	-	-	-	-	(3,892,031)	2,963	(3,889,068)
Balance, March 31, 2026	252,192	$252	1,860,376,075	$1,860,375	$104,514,246	14,200,673	$(291,522)	$(23,218)	$(100,885,939)	$15,563	$5,189,757

The accompanying notes are an integral part of these consolidated financial statements.

INVESTVIEW INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Three Months Ended March 31,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(3,889,068)	$(687,853)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	128,706	224,302
Amortization of debt discount	83,285	83,286
Stock issued for services and other stock-based compensation	403,370	387,634
Lease cost, net of repayment	66	(63)
(Gain) loss on fair value of derivative liability	-	2,095
Change in fair value of digital assets	1,051,380	220,184
Realized (gain) loss on digital assets	24,990	13,252
Digital assets collected for membership revenue	(32,174)	(336,614)
Revenue recognized from bitcoin mined	(554,122)	(862,944)
Operating expenses paid with digital assets	97,486	527,058
Changes in operating assets and liabilities:
Receivables	195,147	303,150
Inventory	(135,205)	(360,261)
Prepaid assets	(167,864)	(796,428)
Income tax paid in advance	66,841	-
Deposits	2,578	(1,871,346)
Accounts payable and accrued liabilities	(37,957)	(262,798)
Income tax payable	(39,605)	7,073
Deferred revenue	(239,579)	(194,387)
Accrued interest	4,623	4,623
Accrued interest, related parties	225,460	225,459
Net cash provided by (used in) operating activities	(2,811,642)	(3,374,578)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of digital assets	(256,592)	(1,695)
Proceeds from sale of digital assets	102,386	-
Purchase of Treasury Stock	(44,624)	(24,006)
Cash paid for Dream SPV investment	(2,000,000)	-
Cash paid for fixed assets	(61,980)	(323,910)
Net cash provided by (used in) investing activities	(2,260,810)	(349,611)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments for related party debt	(225,129)	(225,129)
Repayments for debt	(7,310)	(7,310)
Payments for shares repurchased from former related parties	-	(842,940)
Dividends paid	(162,618)	(161,854)
Net cash provided by (used in) financing activities	(395,057)	(1,237,233)

Net increase (decrease) in cash and cash equivalents	(5,467,509)	(4,961,422)
Cash and cash equivalents - beginning of period	9,992,443	22,467,710
Cash and cash equivalents - end of period	$4,524,934	$17,506,288

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$232,439	$929,760
Income taxes	$(32,531)	$2,156,774
Non-cash investing and financing activities:
Digital assets collected for deferred coffee sales	$5,256	$-
Dividends declared	$204,835	$204,835
Dividends paid with digital assets	$40,693	$40,645
Debt extinguished in exchange for digital assets	$-	$148,346

The accompanying notes are an integral part of these condensed consolidated financial statements.

INVESTVIEW, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2026

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

On February 19, 2026, we changed the name of our wholly-owned subsidiary iGenius, LLC to Conectiv LLC to reflect a strategic shift from focusing solely on financial education to a broader, more comprehensive ecosystem that includes health, wellness, and lifestyle products.

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

INVESTVIEW, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2026

(Unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Accounting

Our policy is to prepare our financial statements on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations (Regulation S-X) of the Securities and Exchange Commission (the “SEC”) and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the three months ended March 31, 2026, are not necessarily indicative of the operating results that may be expected for our year ending December 31, 2026, as will be included in the filing of our Annual Report on Form 10-K for the year ending December 31, 2026. These unaudited condensed consolidated financial statements should be read in conjunction with the December 31, 2025 consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2025.

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

Concentration of Credit Risk

Financial instruments that potentially expose us to concentration of credit risk include cash, accounts receivable, and advances. We place our cash and temporary cash investments with credit quality institutions. At times, such investments may be in excess of the Federal Deposit Insurance Corporation (“FDIC”) insurance limit of $250,000. As of March 31, 2026 and December 31, 2025, cash balances that exceeded FDIC limits were $2,936,273 and $8,115,922, respectively. We have not experienced significant losses relating to these concentrations in the past.

INVESTVIEW, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2026

(Unaudited)

Cash Equivalents

For purposes of reporting cash flows, we consider all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. As of March 31, 2026, and December 31, 2025, we had no cash equivalents.

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

Receivables were made up of the following as of each balance sheet date:

	March 31,	December 31,
	2026	2025
Due from merchant processors	$96,015	$61,779
Held in reserve by merchant processors for future returns and chargebacks	71,436	22,309
Due from payout service providers	2,335	109,367
Accounts and other receivables	207,340	376,123
	377,126	569,578
Allowance for doubtful accounts	(2,695)	-
	$374,431	$569,578

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

Fixed assets were made up of the following at each balance sheet date:

	Estimated
	Useful
	Life	March 31,	December 31,
	(years)	2026	2025
Furniture, fixtures, and equipment	10	$13,108	$13,108
Computer equipment	3	36,847	36,847
Data processing equipment	3	7,381,111	7,381,111
Manufacturing equipment	3-25	1,737,973	1,675,993
		9,169,039	9,107,059
Accumulated depreciation		(7,592,778)	(7,464,072)
Net book value		$1,576,261	$1,642,987

Total depreciation expense for the three months ended March 31, 2026 and 2025, was $128,706 and $224,302, respectively.

INVESTVIEW, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2026 (Unaudited)

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

Equity investments without readily determinable fair values

Equity investments without readily determinable fair values are accounted for under the measurement alternative. Under the measurement alternative, the carrying value is measured at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or similar investment of the same issuer. Changes in value and impairments of equity investments without readily determinable fair values are recognized in “Gain (loss) on equity investments” in our condensed consolidated statement of income. Equity investments without readily determinable fair values are presented as “Equity investment” in our consolidated balance sheet (see NOTE 12).

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

On October 11, 2024, through a wholly owned subsidiary, the Company closed on the purchase of the business and assets of Renu Labs, a manufacturer of proprietary and other health, beauty, and wellness products. The transaction was accounted for as a business combination using the acquisition method of accounting in accordance with the ASC Topic 805 which resulted in $873,701 of goodwill. During the year ended December 31, 2025, this goodwill was fully impaired.

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

AS OF MARCH 31, 2026

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

We evaluate the recoverability of long-lived assets based upon future net cash flows expected to result from the asset, including eventual disposition. Should impairment in value be indicated, the carrying value of intangible assets will be adjusted and an impairment loss is recorded equal to the difference between the asset’s carrying value and fair value or disposable value. During the three months ended March 31, 2026 and 2025, no impairment was recorded.

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

Our financial instruments consist of cash, accounts receivable and accounts payable, and debt. We have determined that the book value of our outstanding financial instruments as of March 31, 2026, and December 31, 2025, approximates the fair value due to their short-term nature or interest rates that approximate prevailing market rates.

INVESTVIEW, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2026

(Unaudited)

Items recorded or measured at fair value on a recurring basis in the accompanying consolidated financial statements consisted of the following items as of March 31, 2026:

	Level 1	Level 2	Level 3	Total
Digital assets (see NOTE 5)	$4,990,029	$-	$-	$4,990,029
Total Assets	$4,990,029	$-	$-	$4,990,029

Total Liabilities	$-	$-	$-	$-

Items recorded or measured at fair value on a recurring basis in the accompanying consolidated financial statements consisted of the following items as of December 31, 2025:

	Level 1	Level 2	Level 3	Total
Digital assets (see NOTE 5)	$5,464,011	$-	$-	$5,464,011
Total Assets	$5,464,011	$-	$-	$5,464,011

Total Liabilities	$-	$-	$-	$-

Revenue Recognition

Membership Revenue

Most of our revenue is generated by membership sales and payment is received at the time of purchase. In some cases, customers use earned commissions to pay or partially pay for a membership. We recognize membership revenue in accordance with ASC Subtopic 606-10, Revenue from Contracts with Customers (“ASC 606-10”), where revenue is measured based on a consideration specified in a contract with a customer and recognized when we satisfy the performance obligation specified in each contract. Our performance obligation is to provide our tools, products, and content over a fixed membership period; therefore, we recognize revenue ratably over the membership period and deferred revenue is recorded for the portion of the membership period subsequent to each reporting date. Additionally, we offer a designated trial period to first-time membership customers, during which a full refund can be requested if a customer does not wish to continue with the membership. Revenues are deferred during the trial period as collection is not probable until that time has passed. Revenues are presented net of refunds, sales incentives, credits, and known and estimated credit card chargebacks. As of March 31, 2026, and December 31, 2025, our deferred revenues for membership revenue were $588,754 and $821,903, respectively.

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

INVESTVIEW, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2026

(Unaudited)

Health and Wellness Product Sales and Other Revenue

Through our wholly owned subsidiary, Renu Laboratories LLC, we generate revenue by manufacturing and selling health, beauty and wellness products. We recognize health and wellness product sales revenue in accordance with ASC 606-10. The Company’s performance obligation is complete when control of the promised goods is transferred to a customer, at which time the Company recognizes revenue in an amount that reflects the consideration the Company expects to receive in exchange for those goods. The Company terms for the sale are based on free on board (FOB) shipping point, where the control passes to the customer once the product leaves our warehouse. The Company determines collectability by requiring certain customers to pay before control is transferred and by performing ongoing credit evaluations and monitoring customer accounts receivable balances. As of March 31, 2026, and December 31, 2025, deposits collected from customers for orders to be filled at a future date were $99,421 and $108,061, respectively, which are recorded as deferred revenue in the Consolidated Balance Sheets.

Shipping and direct costs charged to customers, along with fees collected from customers for storing their products in our warehouse facility located in Warminster, Pennsylvania are included in revenue as Other Revenue. Shipping and direct costs incurred by the Company are included in Cost of Sales and Service.

Coffee Sales

In January 2026, the Company started selling a proprietary brand of coffee. The Company’s performance obligation is to deliver the coffee to customers. Therefore, revenue is recognized once delivery occurs. Customers remit payment at the time of order placement, therefore payment received by the Company prior to coffee delivery is recorded as deferred revenue. As of March 31, 2026, the Company had $5,006 of deferred revenue for its coffee sales. Shipping and handling costs that occur are paid by the customer and are recorded as revenue. The Company has a policy to provide a refund on any product returned by the customer.

Revenue generated for the three months ended March 31, 2026, was as follows:

	Membership revenue	Mining revenue	Health and wellness product sales	Coffee Sales	Other Revenue	Total
Gross billings/receipts	$2,854,017	$554,122	$270,392	$350,085	$9,873	$4,038,489
Refunds, incentives, credits, and chargebacks	(110,998)	-	(1,620)	(29,625)	-	(142,243)
Net revenue	$2,743,019	$554,122	$268,772	$320,460	$9,873	$3,896,246

Foreign revenues for the three months ended March 31, 2026 were approximately $1.6 million while domestic revenue for the three months ended March 31, 2026 was approximately $2.3 million.

Revenue generated for the three months ended March 31, 2025, was as follows:

	Membership revenue	Mining revenue	Health and wellness product sales	Other Revenue	Total
Gross billings/receipts	$9,439,857	$862,944	$368,443	$7,344	$10,678,588
Refunds, incentives, credits, and chargebacks	(648,414)	-	(122)	-	(648,536)
Net revenue	$8,791,443	$862,944	$368,321	$7,344	$10,030,052

INVESTVIEW, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2026

(Unaudited)

Foreign revenues for the three months ended March 31, 2025 were approximately $7.6 million while domestic revenue for the three months ended March 31, 2025 was approximately $2.4 million.

Advertising, Selling and Marketing Costs

We expense advertising, selling, and marketing costs as incurred. Advertising, selling, and marketing costs include costs of promoting our product worldwide, including promotional events. Advertising, selling, and marketing expenses for the three months ended March 31, 2026, and 2025, totaled $17,247 and $95,103, respectively.

Cost of Sales and Service

Included in our costs of sales and services is amounts paid to our trading and market experts that provide financial education content and tools to our membership customers, hosting and electricity fees that we pay to vendors to set up our mining equipment at third-party sites in order to generate mining revenue, the raw material and manufacturing costs of our health and wellness product sales, and the coffee costs for our coffee sales. Costs of sales and services for the three months ended March 31, 2026 and 2025, totaled $1,357,047 and $1,544,116, respectively.

Inventory

Inventory consists of raw materials, work in progress, and finished goods to be sold as part of our health and wellness product sales. Inventory is valued at the lower of cost or net realizable value using the first-in, first-out (FIFO) method and is inclusive of any shipping and tax costs.

Inventory was made up of the following at each balance sheet date:

	March 31,	December 31,
	2026	2025
Finished goods	$265,477	$38,664
Work in process	58,929	115,733
Raw materials	473,799	508,603
Inventory	$798,205	$663,000

Income Taxes

Income taxes are recorded in accordance with ASC Topic 740, Income Taxes, which requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between financial statements and tax basis of assets and liabilities, including operating losses and credit carryforwards, using enacted tax rates in effect for the year in which the differences are expected to reverse.

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

AS OF MARCH 31, 2026

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

Due to the net loss for the three months ended March 31, 2026 and 2025, basic and diluted income per share were the same, as all securities had an anti-dilutive effect. The following table presents potentially dilutive securities that were not included in the computation of diluted net income per share for the three months ended March 31, 2026 and 2025, as their inclusion would be anti-dilutive.

	March 31, 2026	March 31, 2025
Weighted average options to purchase common stock	367,509,998	351,416,665
Weighted average warrants to purchase common stock	811,031	1,178,090
Common stock issuable upon conversion of notes	471,428,571	471,428,571
Common stock issuable upon conversion of non-voting membership interest	563,855,711	565,000,000

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

Operating lease right-of-use assets and liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. For leases in which the rate implicit in the lease is not readily determinable, we use our incremental borrowing rate based on the information available at the commencement date in determining the present value of lease payments. We have elected not to apply the recognition requirements of ASC Topic 842, Leases, to short-term leases (leases with terms of twelve months or less). Lease terms include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. Lease expense for operating lease arrangements is recognized on a straight-line basis over the lease term. We have elected the practical expedient and will not separate non-lease components from lease components, and will instead account for each separate lease component and non-lease component associated with the lease components as a single lease component.

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

INVESTVIEW, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2026

(Unaudited)

In December 2024, the FASB issued ASU No. 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40) (“ASU 2024-03”). ASU 2024-03 requires, in the notes to the financial statements, disclosures of specified information about certain costs and expenses specified in the updated guidance. ASU 2024-03 is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted. The Company did not elect early adoption and is evaluating the impact the updated guidance will have on its disclosures in 2027.

We have noted no other recently issued accounting pronouncements that we have not yet adopted that we believe are applicable or would have a material impact on our financial statements.

NOTE 4 – LIQUIDITY

During the three months ended March 31, 2026, we recorded a net loss from operations of $2,785,965 and a net loss of $3,889,068. During that period, we were able to meet our short-and long-term working capital and capital expenditure requirements.

The Company’s capital is generally used to support operations and capital expenditures. However, the Company also, from time-to-time, will review potential investments that it believes present unique situations to participate in growth opportunities. Two such opportunities presented themselves when the Company, during October 2025 and March 2026, invested an aggregate of $3.25 million in a special purpose vehicle (the “SPV”) organized by Dream Ventures LLC, which participated in exempt private placements in an early-stage enterprise developing next-generation nuclear power and infrastructure technologies. The Company’s investment consisted of the acquisition of restricted units of the SPV valued at the time of the investments at $3.25 million, as a limited rights participant in two investment rounds in an aggregate amount of $95 million. The SPV, in turn, used the proceeds of those investment rounds to invest in private investment securities of the early-stage nuclear enterprise. We do not possess a controlling financial interest or exercise significant influence over the SPV, and any proposed transfer of our restricted units requires prior written consent of the SPV.

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

At March 31, 2026, we had available liquidity including working capital of $1,631,521 (including $4.5 million in cash and cash equivalents), and a digital asset balance at a fair value of $4,990,029, sufficient to sustain our first quarter losses from operations, and we believe sufficient to meet our debt service, preferred stock dividend payments and all other obligations in a timely manner for the short-term. While we do not believe that our operating losses will continue at this level for the longer term, should that occur, we still believe that we will be able to sustain our operations for at least the next twelve months based upon our belief that during that period we will be able to monetize our private investments, and at amounts that are significantly appreciated above our purchase price.

Shound we be unable to sell our private investment at a profit, or otherwise, we believe that we can mitigate, to the best extent possible, our recent operating losses and eroding revenue base, through the adoption of strategic initiatives that are designed to contain costs and address certain of the eroding economics that we have been experiencing in operations. Primarily, we have recently started to expand our direct selling network through the onboarding of two additional selling networks. We believe these networks can offer the potential to expand our global distributor network, diversify our revenue base, and supplement the network capacity and revenue streams adversely impacted in recent quarters. Next, we are continuing our efforts to transition our direct-to-consumer business unit toward a more diversified operating platform which is expected to integrate our health and wellness and consumer products offerings. We have also implemented broad-based cost-cutting initiatives, including a plan to wind-down our bitcoin mining operations starting July 2026, should the economics of that business unit not recover to an acceptable level. Furthermore, we have filed an appeal in the matter involving UOKiK as we remain committed to operating in Poland in full compliance with applicable laws.

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

The following table presents the Company’s Digital Asset holdings as of March 31, 2026:

	Quantity	Cost Basis	Fair Value
Bitcoin	60.93	$5,800,320	$4,157,686
USDC	832,343	832,343	832,343
Total digital assets held as of March 31, 2026		$6,632,663	$4,990,029

INVESTVIEW, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2026

(Unaudited)

The following table presents a roll-forward of total digital assets for the three months ended March 31, 2026, based on the fair value model under ASU 2023-08:

Fair Value
Balance as of December 31, 2025	$5,464,011
Revenue recognized from Bitcoin mined (7.10 Bitcoin)	554,122
Digital assets collected from membership revenue	32,174
Digital assets collected for deferred coffee sales	5,256
Purchase of digital assets	256,592
Proceeds from sale of digital assets	(102,386)
Operating expenses paid with digital assets	(97,486)
Dividends paid via digital assets	(40,693)
Realized gain (loss) on digital assets	(30,181)
Change in fair value of digital assets	(1,051,380)
Balance as of March 31, 2026	$4,990,029

The following table presents a roll-forward of total digital assets for the three months ended March 31, 2025, based on the fair value model under ASU 2023-08:

Fair Value
Balance as of December 31, 2024	$1,127,891
Cumulative effect adjustment upon adoption of ASU 2023-08	148,346
Revenue recognized from Bitcoin mined (9.12 BTC)	862,944
Digital assets collected from membership revenue	336,614
Purchase of digital assets	1,695
Operating expenses paid with digital assets	(527,058)
Dividends paid via digital assets	(40,645)
Realized gain (loss) on digital assets	(13,252)
Change in fair value of digital assets	(220,184)
Balance as of March 31, 2025	$1,676,351

NOTE 6 – RELATED-PARTY TRANSACTIONS

Related Party Debt

Our related-party payables consisted of the following:

	March 31, 2026	December 31, 2025
Convertible Promissory Note entered into on 4/27/20, net of debt discount of $530,039 as of March 31, 2026 [1]	$769,961	$737,924
Convertible Promissory Note entered into on 5/27/20, net of debt discount of $287,768 as of March 31, 2026 [2]	412,232	394,841
Convertible Promissory Note entered into on 11/9/20, net of debt discount of $560,099 as of March 31, 2026 [3]	739,901	706,043
Working Capital Promissory Note entered into on 3/22/21 [4]	1,206,217	1,205,887
Total related-party debt	3,128,311	3,044,695
Less: Current portion	(1,206,217)	(1,205,887)
Related-party debt, long term	$1,922,094	$1,838,808

[1]	On April 27, 2020, we received proceeds of $1,300,000 from DBR Capital, LLC, an entity controlled by a member of our Board of Directors, and entered into a convertible promissory note. The note is secured by collateral of the Company and its subsidiaries. The note bears interest at 20% per annum, payable monthly, and the principal is due and payable on April 27, 2030. Per the original terms of the agreement, the note was convertible into common stock at a conversion price of $0.01257 per share, which was amended on November 9, 2020 to reduce the conversion price to $0.007 per share. At inception we recorded a beneficial conversion feature and debt discount of $1,300,000. During the three months ended March 31, 2026, we recognized $32,037 of the debt discount into interest expense, and expensed an additional $65,004 of interest expense on the note, all of which was repaid during the period.

INVESTVIEW, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2026

(Unaudited)

[2]	On May 27, 2020, we received proceeds of $700,000 from DBR Capital, LLC, an entity controlled by a member of our Board of Directors, and entered into a convertible promissory note. The note is secured by collateral of the Company and its subsidiaries. The note bears interest at 20% per annum, payable monthly, and the principal is due and payable on April 27, 2030. Per the original terms of the agreement, the note was convertible into common stock at a conversion price of $0.01257 per share, which was amended on November 9, 2020 to reduce the conversion price to $0.007 per share. At inception we recorded a beneficial conversion feature and debt discount of $700,000. During the three months ended March 31, 2026, we recognized $17,391 of the debt discount into interest expense and expensed an additional $35,001 of interest expense on the note, all of which was repaid during the period.

[3]	On November 9, 2020, we received proceeds of $1,300,000 from DBR Capital, LLC, an entity controlled by a member of our Board of Directors, and entered into a convertible promissory note. The note is secured by collateral of the Company and its subsidiaries. The note bears interest at 38.5% per annum, made up of a 25% interest rate per annum and a facility fee of 13.5% per annum, payable monthly beginning February 1, 2021, and the principal is due and payable on April 27, 2030. Per the terms of the agreement, the note is convertible into common stock at a conversion price of $0.007 per share. At inception we recorded a beneficial conversion feature and debt discount of $1,300,000. During the three months ended March 31, 2026, we recognized $33,858 of the debt discount into interest expense and expensed an additional $125,124 of interest expense on the note, all of which was repaid during the period.

[4]	On March 22, 2021, we entered into Securities Purchase Agreements to purchase 100% of the operating assets of SSA Technologies LLC, an entity that owns and operates a FINRA-registered broker-dealer. SSA is controlled and partially owned by Joseph Cammarata, our former Chief Executive Officer. (See Note 10). Commencing upon execution of the agreements and through the closing of the transactions, we agreed to provide certain transition service arrangements to SSA. In connection with the transactions, we entered into a Working Capital Promissory Note with SSA under which SSA was to have advanced to us up to $1,500,000 before the end of 2021; however, SSA only provided advances of $1,200,000, to date. The note bears interest at the rate of 0.11% per annum. The note was due and payable by January 31, 2022; however, has not yet been repaid as we consider our legal options in light of SSA’s failure to complete its funding obligations, and the other damages we sustained as a result of the actions of Mr. Cammarata. During the three months ended March 31, 2026, we recorded interest expense of $330 on the note. The note was to have been secured by the pledge of 12,000,000 shares of our common stock; however, it remains unsecured as the pledge of shares was not implemented at the closing of the loan.

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

INVESTVIEW, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2026

(Unaudited)

The consideration paid for the Purchased Shares of $3,571,146 was allocated to the share purchase.

The Romano/Raynor Agreement and the Smith/Miller Agreement were paid in full during the year ended December 31, 2025. During the three months ended March 31, 2025, we made payments of $842,940 for shares repurchased under the Romano/Raynor Agreement and the Smith/Miller Agreement.

NOTE 7 – DEBT

Our debt consisted of the following:

	March 31, 2026	December 31, 2025
Loan with the U.S. Small Business Administration dated 4/19/20 [1]	$506,712	$509,399
Total debt	506,712	509,399
Less: current portion	29,244	29,244
Debt, long term portion	$477,468	$480,155

[1]	In April 2020 we received proceeds of $500,000 from a loan entered into with the U.S. Small Business Administration. Under the terms of the loan interest is to accrue at a rate of 3.75% per annum and installment payments of $2,437 monthly will begin twelve months from the date of the loan, with all interest and principal due and payable thirty years from the date of the loan. During the three months ended March 31, 2026, we recorded $4,624 worth of interest on the loan. During the three months ended March 31, 2026, we made principal and interest payments on the loan of $7,311.

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

At the commencement of the Wyckoff Lease, right-of-use assets obtained in exchange for new operating lease liabilities amounted to $22,034. The original 24.5-month term of the Wyckoff Lease was extended twice through July 2027 with an option for the Company to terminate with 60 days’ written notice beginning June 1, 2026. The earliest termination date is July 31, 2026. At the first extension of the Wyckoff Lease, right-of-use assets obtained in exchange for new operating lease liabilities amounted to $23,520. At the second extension of the Wyckoff Lease, right-of-use assets obtained in exchange for new operating lease liabilities amounted to $25,439.

At the date of acquisition of the Haverford Lease, right-of-use assets and lease liabilities obtained amounted to $125,522 and $152,961, respectively. The term of the Haverford Lease was initially extended through December 2024. At the extension of the Haverford Lease, right-of-use assets obtained in exchange for new operating lease liabilities amounted to $172,042. On September 26, 2025, the term of the Haverford Lease was extended through December 31, 2026.

At the commencement of the Warminster Lease, right-of-use assets obtained in exchange for new operating lease liabilities amounted to $108,327. The term of the Warminster Lease was extended through December 31, 2026.

At the commencement of the Ivyland Lease, right-of-use assets obtained in exchange for new operating lease liabilities amounted to $115,037. The Ivyland Lease will automatically terminate after the 24-month term.

Operating lease expense was $19,647 for the three months ended March 31, 2026. Operating cash flows used for the operating leases during the three months ended March 31, 2026, were $19,578. As of March 31, 2026, the weighted average remaining lease term was 0.89 years, and the weighted average discount rate was 12%.

INVESTVIEW, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2026

(Unaudited)

Future minimum lease payments under non-cancellable leases as of March 31, 2026, were as follows:

Remainder of 2026	$55,720
2027	7,260
Total	62,980
Less: Interest	(3,740)
Present value of lease liability	59,240
Operating lease liability, current [1]	(55,770)
Operating lease liability, long term	$3,470

[1]	Represents lease payments to be made in the next 12 months.

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

During the year ended March 31, 2021, we commenced an offering to sell a total of 2,000,000 units at $25 per unit (“Unit Offering”), with each unit consisting of: (i) one share of our newly authorized Series B Preferred Stock and (ii) five warrants each exercisable to purchase one share of common stock at an exercise price of $0.10 per warrant share. Each Warrant offered is immediately exercisable on the date of issuance, will expire 5 years from the date of issuance, and its value has been classified as a fair value liability due to the terms of the instrument. The Unit Offering was completed on or about August 17, 2021, having resulted in the public offer and sale of 252,192 Units.

As of March 31, 2026, and December 31, 2025, we had 252,192 shares of preferred stock issued and outstanding.

Preferred Stock Dividends

During the three months ended March 31, 2026, we declared $204,835 of cumulative cash dividends due to the holders of our Series B Preferred Stock. We made payments of $162,618 in cash and issued $40,693 worth of digital assets to reduce the amounts owing. As of March 31, 2026 and December 31, 2025, the dividend liability on our balance sheets was $241,300 and $239,776, respectively.

During the three months ended March 31, 2025, we declared $204,835 for cumulative cash dividends due to the shareholders of our Series B Preferred Stock. We made payments of $161,854 in cash and issued $40,645 worth of digital assets to reduce the amounts owing.

Common Stock Transactions

On March 6, 2025, the Board of Directors authorized a stock repurchase program that will allow the Company to repurchase up to $1,000,000 in aggregate value of shares of the Company’s common stock, through March 31, 2026. The stock repurchase program was extended to cover the repurchase of shares of the Company’s common stock through March 31, 2027. During the three months ended March 31, 2026, 1,710,963 shares were repurchased for $44,624. During the three months ended March 31, 2025, 1,089,286 shares were repurchased for $24,006. These shares are being held by the Company in Treasury.

As of March 31, 2026 and December 31, 2025, we had 1,860,376,075 and 1,860,376,075 shares of common stock issued and 1,846,175,402 and 1,847,886,365 shares of common stock outstanding, respectively.

INVESTVIEW, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2026

(Unaudited)

Options

The 2022 Incentive Plan authorizes a variety of incentive equity awards consisting of stock options, restricted stock, restricted stock units, and reserves for issuance up to 600,000,000 shares of the Company’s common stock.

During the three months ended March 31, 2026, in connection with his appointment to the Board, Robert Verdun was granted an option to purchase 25,000,000 shares of the Company’s common stock at an exercise price of $0.05 under the Investview, Inc. 2022 Incentive Plan. 5,000,000 shares vest on each of February 5, 2027, February 5, 2028, February 5, 2029, February 5, 2030, and February 5, 2031, and in each case so long as he is a director or covered person of the Company as of such date. Additionally, we cancelled 200,000 unvested options upon the resignation of an employee of the Company.

Transactions involving our options are summarized as follows:

			Weighted
			Average
		Weighted	Grant-Date
	Number of	Average	Per Share
	Options	Exercise Price	Fair Value
Options outstanding at December 31, 2025	350,616,665	$0.05	$0.03
Granted	25,000,000	$0.05	$0.03
Canceled/Expired	(200,000)	$0.05	$0.02
Exercised	-	$-	$-
Options outstanding at March 31, 2026	375,416,665	$0.05	$0.03

Details of our options outstanding as of March 31, 2026, are as follows:

Options Exercisable	Weighted Average Exercise Price of Options Exercisable	Weighted Average Contractual Life of Options Exercisable (Years)	Weighted Average Contractual Life of Options Outstanding (Years)
287,166,665	0.05	3.27	3.60

Total stock compensation expense related to the options for the three months ended March 31, 2026, and 2025, was $403,370 and $387,634, respectively. As of March 31, 2026, there was approximately $1.8 million of unrecognized compensation cost related to the Options, which is expected to be recognized over a remaining weighted-average vesting period of approximately 1.6 years.

Warrants

Transactions involving our warrants are summarized as follows:

		Weighted
	Number of	Average
	Shares	Exercise Price
Warrants outstanding at December 31, 2025	914,640	$0.10
Granted	-	$-
Canceled/Expired	(468,795)	$0.10
Exercised	-	$-
Warrants outstanding at March 31, 2026	445,845	$0.10

INVESTVIEW, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2026

(Unaudited)

Details of our warrants outstanding as of March 31, 2026, are as follows:

Warrants Exercisable	Weighted Average Contractual Life of Warrants Outstanding and Exercisable (Years)
445,845	0.16

Class B Units of Investview Financial Group Holdings, LLC

As of March 31, 2026, and December 31, 2025, there were 563,855,711 Class B Redeemable Units of our subsidiary, Investview Financial Group Holdings, LLC, issued and outstanding. These Class B Units were issued as consideration for the purchase of operating assets and intellectual property rights of MPower, a company controlled and partially owned by David B. Rothrock and James R. Bell, two of our board members. The Class B Units have no voting rights and were subject to a lock-up agreement that expired in April 2025. The Class B Units can be exchanged by the holders at any time for 565,000,000 shares of our common stock on a one-for-one basis, subject to the Company’s overriding right to redeem the Class B Units on the 7th anniversary of the date of issuance (September 3, 2028) or earlier if there are less than 50% of the Class B Units originally issued still outstanding or if the holders of a majority of the Class B Units request the mandatory redemption of all Class B Units. The Company has agreed to use its reasonable commercial efforts to register the resale of the common stock that may be issued upon redemption of the Class B Units under the Securities Act.

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

NOTE 10 – COMMITMENTS AND CONTINGENCIES

Litigation

Settlement of SEC Inquiry

In the ordinary course of business, we may be, or have been, involved in legal proceedings. On November 9, 2021, the Company received a subpoena from the United States Securities and Exchange Commission (“SEC”) for the production of documents. In the subpoena, the SEC advised that the inquiry did not mean that the SEC concluded that the Company or anyone affiliated with the Company had violated the federal securities laws or any other law. However, in the course of communications with the SEC throughout the inquiry, the Company came to believe that the focus of the SEC’s inquiry involved whether the offer and sale of the Company’s now-discontinued Apex sale and leaseback program violated certain federal securities laws. Following a several-year review process in which the Company cooperated fully with the SEC, on January 17, 2025, a settlement was reached with the SEC to resolve the inquiry. As part of the settlement, the Company entered into a formal SEC Order for which it neither admitted nor denied the factual and legal conclusions asserted; however, it agreed to pay a civil monetary penalty of $375,000 to conclude the inquiry. This penalty was expensed during the year ended December 31, 2024 and paid in January 2025. The Company considers this matter to be closed.

INVESTVIEW, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2026

(Unaudited)

Exposure to potential claims arising from third-party financial protection plan

Historically, through our wholly-owned subsidiaries Apex Tek, LLC and SAFETek, LLC, we sold high-powered data processing equipment, known as the Apex package, to our customers which was then leased back to us for use in our crypto mining operations. We discontinued sales of the Apex package in June 2020, principally when COVID-19 created certain supply chain-related limitations on that business. Confronted with these limitations in the business, we offered the holders of our Apex leases the opportunity to cancel their leases, in exchange for which, we repurchased substantially all of the data processing equipment (subject to these leases) for approximately $19 million of promissory notes due on or about December 31, 2024 (which amount reflects the principal amount invested by all of such lease holders, plus a 25% premium). During the fourth quarter ended December 31, 2023, we further offered all note holders an early payoff option. By December 31, 2024, we had repaid or settled approximately $19 million of promissory notes.

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

Separately, other customers of ours who purchased ndau from the Company through an Oneiro sponsored ndau distribution program, were also given the opportunity to participate in a TPP Program similar to the program offered to our Apex customers; which in this case, was intended to provide customers who purchased ndau with a financial protection program under which such customers, provided they complied with certain TPP required claims procedures, could elect to collect a cash payout in either a five- or ten-year interval after their initial purchase. Participation in this program was also in reliance on sales and marketing materials by which TPP represented that they were a purported affiliate of a well-known global insurance brokerage firm, and that through existing resources and reinsurance arrangements that were in place, they and their reinsurer had sufficient capital resources, reserves and liquidity to support any pay-outs needed to satisfy their obligations under the TPP Program. Prior to terminating the distribution of ndau during August 2023, we distributed over $16.6 million in ndau to our customers in our belief that such purchases were supported by the TPP Program. As had been done with respect to the Apex customers, TPP was paid substantial premiums for the program, with those premiums included in the purchase price for the ndau program, at no additional cost to the customer.

During the fourth calendar quarter of 2021, we suspended any further offering of the TPP Program in connection with the sale of ndau after TPP was unable to comply with our vendor compliance protocols, having cited certain offshore confidentiality entitlements by which it was unwilling to provide evidence of its financial support arrangements. That suspension has remained in place as we have been unable to further validate the continued integrity of the TPP Program and the vendor’s ability to honor its commitments to our customers; despite the payment of over $6 million to TPP to secure the benefits of the TPP Program. Our level of concern over the viability of the TPP Program increased materially when in 2025 we came to learn that: (i) certain of our customers had been unable to reach TPP in order to process claims for their 5-year promised returns; (ii) the TPP website had been inoperative and customers had been unable to process their claims; and (iii) an email communication purportedly from TPP, or an affiliate thereof, had been received by certain customers in which the sender asserts that the obligations of TPP under the TPP Program were (unbeknownst to us and our customers) purportedly dependent on the financial wherewithal of another heretofore undisclosed TPP affiliate, that the email claims now had no ability to satisfy the commitments originally made by TPP. Our concern over the viability of the TPP program has recently been further validated as we have received information in connection with our litigation efforts (as discussed below) that suggests that the TPP Program was dependent upon reinsurance commitments, which were, in turn, dependent upon the reinsurer’s receipt of certain annual installment payments from TPP, who purportedly failed to make these installment payments. Even though our investigation of the matter has not concluded, these preliminary findings appear to support our concerns over the viability of the TPP Program.

INVESTVIEW, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2026

(Unaudited)

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

INVESTVIEW, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2026

(Unaudited)

In December 2025, UOKiK issued a formal administrative decision concluding its investigation of the Company’s direct selling operations in Poland. In its decision, UOKiK determined that certain aspects of our direct selling business model, as conducted in Poland, violate Polish laws relating to unfair commercial practices, including laws prohibiting pyramid-style promotional schemes. The decision imposes an administrative fine of PLN 14,668,589 (approximately USD $4 million) and includes an order requiring the Company to cease and desist the practices described in the decision. Under the terms of the decision, enforcement of the fine and cease and desist components thereof, is not final and is subject to the conclusion of any appeal to the competent Polish court.

The Company does not agree with the conclusions set forth in the decision based upon its interpretation of Polish law as applied to the manner in which it sells its products and services in Poland and intends to avail itself of all procedural rights of appeal and legal remedies available under applicable law. In February 2026, the Company timely filed an appeal of UOKiK’s administrative decision with Poland’s Court of Competition and Consumer Protection. That appeal is pending. During the appeal process, the Company expects to continue operations in Poland in the normal course, while evaluating such operational adjustments as may be appropriate to further demonstrate that its operations in Poland do not constitute an unlawful pyramid scheme. While we intend to vigorously defend ourselves against the UOKiK decision, if we are ultimately unsuccessful in our defense of the matter on appeal, we could, among other things, be subject to the administrative fine imposed and may be required to modify, suspend or discontinue certain aspects of our direct selling operations or a material portion of our operations in Poland, which such outcome could have an adverse effect on the Company’s business, financial condition, results of operations, or prospects. Nevertheless, a loss contingency in the amount of approximately $3.90 million was accrued as of March 31, 2026. This loss is presented within “Accrued liabilities, long term” in our consolidated balance sheet. Although we are not aware of any other claims, there is a possible risk that we could become exposed to similar inquiries or proceedings from other regulators in the European Union or the United States. If this were to occur, we could be exposed to further fines or decisions that could have a similar adverse impact on our operations in Europe or the United States. This could have a material adverse impact on the Company’s business, financial condition, results of operations, or prospects given that the majority of the revenues derived from our Conectiv business unit are derived from customers in the European Union.

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

INVESTVIEW, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2026

(Unaudited)

Further, on March 22, 2021, we entered into Securities Purchase Agreements to purchase 100% of the operating assets of SSA Technologies LLC, an entity that owns and operates a FINRA-registered broker-dealer. SSA is controlled and partially owned by Joseph Cammarata, our former Chief Executive Officer. Commencing upon execution of the agreements and through the closing of the transactions, we agreed to provide certain transition service arrangements to SSA. In connection with the transactions, we entered into a Working Capital Promissory Note with SSA under which SSA was to have advanced to us up to $1,500,000 before the end of 2021; however, SSA has only provided advances of $1,200,000 to date. The note bears interest at the rate of 0.11% per annum therefore we recognized $330 worth of interest expense on the loan during the three months ended March 31, 2026. The note was due and payable by January 31, 2022; however, it has not yet been repaid as we consider our legal options in light of SSA’s failure to complete its funding obligations. The note was to have been secured by the pledge of 12,000,000 shares of our common stock; however, it remains unsecured as the pledge of shares was not implemented at the closing of the loan. As a result of his recent incarceration, the Company has been unable to further adjudicate these issues with Mr. Cammarata.

NOTE 11 – SEGMENT REPORTING

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

For the three months ended March 31, 2026, and 2025, there were no intersegment revenues or costs of revenues that needed to be eliminated in the Consolidated Statements of Operations.

The Direct-to-Consumer Marketing Platform segment generates revenue through membership fees and the sale of products. The Blockchain Technology and Crypto Mining segment generates revenue primarily through its Bitcoin mining operation. The Manufacturing and Development of Health, Beauty, and Wellness Products generates revenue primarily through the sale of health, beauty, and wellness products manufactured and sold to wholesale and retail customers.

The following table illustrates segment revenue and segment net income from operations, including significant expense items reviewed by the CODM for the three months ended March 31, 2026.

	Direct-to-Consumer Marketing Platform	Blockchain Technology and Crypto Mining Products and Services	Manufacturing and Development of Health, Beauty, and Wellness Products	Total
Revenue	$3,066,049	$554,122	$276,075	$3,896,246

Less:
Commissions	1,672,813	-	1,162	1,673,975
Market experts	130,700	-	-	130,700
Credit card processing	669,653	-	-	669,653
Salary and related	437,756	48,289	407,911	893,956
Selling and marketing	16,710	51	295	17,056
Energy and hosting	-	932,887	-	932,887
Depreciation	300	285	-	585
Cost of sales	60,342	-	233,117	293,459
General and administrative [1]	4,746	122,346	208,281	335,373

Segment net income (loss) from operations	$73,029	$(549,736)	$(574,691)	$(1,051,398)

[1]	General and administrative costs consist mainly of professional fees, contracting services, insurance, information technology and software, and other payment processing fees.

INVESTVIEW, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2026

(Unaudited)

The following table illustrates segment revenue and segment net income from operations, including significant expense items reviewed by the CODM for the three months ended March 31, 2025.

	Financial Education and Technology	Blockchain Technology and Crypto Mining Products and Services	Manufacturing and Development of Health, Beauty and Wellness Products	Total
Revenue	$8,791,443	$862,944	$375,665	$10,030,052

Less:
Commissions	5,076,503	-	-	5,076,503
Market experts	174,520	-	-	174,520
Credit card processing	407,025	-	-	407,025
Salary and related	410,290	134,103	298,092	842,485
Selling and marketing	87,819	-	7,093	94,912
Energy and hosting	-	1,037,599	-	1,037,599
Depreciation	450	189,422	-	189,872
Cost of sales	-	-	331,998	331,998
General and administrative [1]	489,357	129,945	268,911	888,213

Segment net income (loss) from operations	$2,145,479	$(628,125)	$(530,429)	$986,925

[1]	General and administrative costs consist mainly of professional fees, insurance, information technology and software and other payment processing fees.

The following table illustrates the reconciliation of segment operating income to net income before taxes for the three months ended March 31, 2026 and 2025.

	March 31, 2026	March 31, 2025
Segment income (loss) from operations	$(1,051,398)	$986,925

Reconciling items
Other profit (loss) [1]	(2,944,786)	(1,816,441)
Bank interest	48,013	44,283
Event ticket sales	-	38,553
Leasing income	63,244	63,244
All other, net	(2,108)	5,583

Net income (loss) before taxes	$(3,887,035)	$(677,853)

[1]	Other profit (loss) is attributable to corporate and nonoperating segment expenses and is therefore not included in the total for segment gross profit (loss).

INVESTVIEW, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2026

(Unaudited)

NOTE 12 – EQUITY INVESTMENT

Our Equity investment does not have a readily determinable fair value and consists of non-marketable equity securities, which are investments in a special purpose vehicle organized by Dream Ventures LLC, which participated in an exempt private placement in an early-stage enterprise developing next-generation nuclear power and infrastructure technologies. The Company’s investment consisted of the acquisition of restricted units of the SPV, which, in turn, used the proceeds to invest in private investment securities of the early-stage nuclear enterprise. The Company is not in the business of making investments in private securities, however, this investment was viewed by the Board of Directors as a strategic investment intended to access a possible growth opportunity that takes advantage of renewed momentum around modular, rapidly deployable energy systems, supported by recent federal initiatives and Department of Energy programs promoting advanced-reactor innovation. We do not possess a controlling financial interest or exercise significant influence over the SPV, and any proposed transfers of units require prior written consent of the SPV.

The Company had no impairments or subsequent observable price changes for their investment in the SPV for the three months ended March 31, 2026. As of March 31, 2026 and December 31, 2025, our investment in the SPV was 3,250,000 and 1,250,000, respectively.

NOTE 13 – INCOME TAXES

For the periods ended March 31, 2026, and March 31, 2025, the Company used a discrete effective tax rate method for recording income taxes, as compared to an estimated full-year annual effective tax rate method, as an estimate of the annual effective tax rate cannot be made.

Provision for Income taxes for the three months ended March 31, 2026 was $2,033 resulting in an effective tax rate of (0.1)%. Provision for Income taxes for the three months ended March 31, 2025 was $10,000, resulting in an effective tax rate of (1.5)%. The provision for income taxes was primarily impacted by pretax book income, permanent differences, and by the change in valuation allowance on deferred tax assets.

NOTE 14 – SUBSEQUENT EVENTS

In accordance with ASC Topic 855, Subsequent Events, we have evaluated subsequent events through the date of this filing and have determined that the following events require disclosure.

On or about May 8, 2026, Josh Zwagil and the AkashX business network joined the Conectiv platform and community.

During the period subsequent to quarter end, according to the stock repurchase program (see NOTE 10), the Company bought back 501,279 shares of its own common stock for $12,486. These shares are being held by the Company in Treasury.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

All statements in this Report that are not based on historical fact are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements, which are based on certain assumptions and describe our future plans, strategies, and expectations, can generally be identified by the use of forward-looking terms such as “believe,” “expect,” “may,” “should,” “could,” “seek,” “intend,” “plan,” “goal,” “estimate,” “anticipate” or other comparable terms. These forward-looking statements are based on management’s current beliefs and assumptions and information currently available to management and involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance, or achievements of the Company to be materially different from any future results, performance, or achievements expressed or implied by these forward-looking statements. Our forward-looking statements expect that we will be able to expand the scope and scale of our Conectiv network, despite the reductions in revenue experienced by this business segment during 2025, and followed by the more significant contraction in the business that occurred during Q1 of 2026. These expectations assume that our recent onboarding of certain other direct selling networks will result in material additional sales growth, even though no such sales growth can be assured as these other direct selling networks that we onboarded consist solely of independent distributors who are not contractually or otherwise required to sell any Conectiv products or services. Our forward-looking statements also assume that we may be able to monetize certain of our private investment units at a profit, even though we have neither secured the formal written consent of our SPV sponsor to that effect; neither have we secured any formal commitment for the purchase of those units. Growth is also expected from our Manufacturing and Development of Health, Beauty and Wellness Products Segment, as we continue to seek out and onboard additional products for sale, even though we have over time experienced reduction in sales of that business unit and have no customer or other sales commitments upon which to base that expectation. Our forward-looking statements also expect that we will ultimately be able to develop retail brokerage operations at Opencash, although it is currently in the pre-revenue and early stage of its operations. We plan to do this by, among others, investing the funds we believe are necessary to develop the infrastructure necessary to achieve retail operations. This includes, among others, the onboarding of customer support personnel and software developers, the development and implementation of a marketing strategy, the securing of necessary securities clearing arrangements, and the continued development of the online Opencash trading platform and completing its integration with the proprietary algorithmic trading platform we acquired in September 2021. Despite our best efforts, there can be no assurance that we will be able to achieve these objectives on a timely basis, if at all, as the development of an early-stage securities brokerage business involves inherent regulatory and operational risks and uncertainties, including the uncertain ability of us to integrate the Opencash investment platform application with the proprietary algorithmic trading platform we acquired in September 2021, particularly as the platform we acquired in 2021 has not been placed in commercial service since 2021; thus, any such integration could be subject to IT-related and commercial risks. Furthermore, all of our forward-looking statements presume that we will be able to continue to operate as a going concern in the long-term. As noted in our Quarterly Report on Form 10-Q for the period ended March 31, 2026, should we be unable to monetize all or a portion of our private investments at the amounts we believe are reflective of market value, and should our strategic initiatives fail to mitigate our losses from operations or otherwise achieve their targeted objectives, then in the absence of our ability to access additional debt or equity capital, our ability to sustain our operations in the long-term as a going concern may be subject to doubt. More information on potential factors that could affect our financial results is included from time to time in our public reports filed with the U.S. Securities and Exchange Commission, including the Company’s most recent Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, and Current Reports on Form 8-K. The forward-looking statements made in this release speak only as of the date of this release, and we assume no obligation to update any such forward-looking statements to reflect actual results or changes in expectations, except as otherwise required by law.

Business Overview

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

Results of Operations

Three Months Ended March 31, 2026 Compared to Three Months Ended March 31, 2025

Revenues

	Three Months Ended March 31,		Increase
	2026	2025	(Decrease)
	(unaudited)	(unaudited)
Membership revenue, net of refunds, incentives, credits, and chargebacks	$2,743,019	$8,791,443	$(6,048,424)
Mining revenue	554,122	862,944	(308,822)
Health and wellness product sales	268,772	368,321	(99,549)
Coffee sales	320,460	-	320,460
Other revenue	9,873	7,344	2,529
Total revenue, net	$3,896,246	$10,030,052	$(6,133,806)

During the three months ended March 31, 2026, our financial results were adversely affected as we experienced significant headwinds across virtually all of our operating segments. Most significantly, our DTC marketing platform experienced a year-over-year 65% reduction in quarterly revenue, from $8.8 million to $3.1 million, which we believe is directly attributable to a contraction of our European marketing network in response to the December 2025 formal administrative decision issued by UOKiK, Poland’s Office of Competition and Consumer Protection. Our Q1 2026 results were further impacted by a year-over-year 36% decrease in mining revenue, from $0.9 million $0.6 million, reflecting industry-wide pressure on bitcoin pricing, as accompanied by higher costs of energy production. The results were additionally impacted by a year-over-year decrease in Health and Wellness product sales of 26%, from $0.4 million to $0.3 million. Collectively, the decline in business segment revenue contributed to a consolidated net loss from operations of $2.8 million for the quarter, compared to net loss from operations of $0.4 million for the three months ended March 31, 2025.

In response to these trends, during Q4 2025, we announced a strategic transition of our direct-to-consumer business unit toward a more diversified operating platform which is expected to integrate our health and wellness and consumer products offerings, with our existing financial education products and services offerings. Concurrent with this transition, we continue to seek growth opportunities. Towards that end, during the fourth quarter of 2025 and subsequent to the close of the first quarter of 2026, we commenced the expansion of our direct-selling networks through the onboarding of two additional selling networks. We expect these onboarding events to offer the potential to expand our global distributor network, diversify our revenue base, and supplement the network capacity and revenue streams adversely impacted in recent quarters.

In addition, in response to the UOKiK decision, we continue to take active steps to address the findings, including appealing the decision and continuing our operations in Poland, as we remains committed to operating in Poland in full compliance with applicable laws. Based on our analysis of the applicable legal standards and our review of sales activity within Poland, in which the predominant portion of revenue is derived from membership sales driven by our members, we believe that the Conectiv direct selling business operating within Poland complies with all applicable legal standards, and we will continue to challenge the conclusions reached by UOKiK to the extent permitted within the Polish legal system.

Operating Costs and Expenses

	Three Months Ended March 31,		Increase
	2026	2025	(Decrease)
	(unaudited)	(unaudited)
Cost of sales and service	$1,357,047	$1,544,116	$(187,069)
Commissions	1,673,975	5,076,503	(3,402,528)
Advertising, selling, and marketing	17,247	95,103	(77,856)
Salary and related	1,788,654	1,701,092	87,562
Professional fees	748,828	610,150	138,678
General and administrative	1,096,460	1,416,168	(319,708)
Total operating costs and expenses	$6,682,211	$10,443,132	$(3,760,921)

Operating costs decreased $3,760,921 or (36%), from $10,443,132 for the three months ended March 31, 2025, to $6,682,211 for the three months ended March 31, 2026. The decrease can be explained by a reduction in commissions of $3.4 million, which was a result of a decrease in our membership revenue, a reduction in general and administrative expenses of $320 thousand, which was a result of decreases in credit card processing fees due to the decreases in our membership revenue, decreases in costs related to our mining operations, a reduction in advertising, selling, and marketing expenses of $78 thousand, which was due to a decrease in costs associated with promotional events iGenius held during the three months ended March 31, 2026 and 2025, and a decrease of $187 thousand in cost of sales and service due to decrease in membership revenue, mining revenue, and health and wellness product sales. These decreases were partly offset by an increase in salary and related and professional fees.

Other Income and Expenses

	Three Months Ended March 31,
	2026	2025	Change
	(unaudited)	(unaudited)
Gain (loss) on fair value of derivative liability	-	(2,095)	2,095
Realized gain (loss) on digital assets	(24,990)	(13,252)	(11,738)
Unrealized gain (loss) on digital assets	(1,051,380)	(220,184)	(831,196)
Interest expense	(4,623)	(4,623)	-
Interest expense, related parties	(308,744)	(308,744)	-
Other income (expense)	288,667	284,125	4,542
Total other income (expense)	$(1,101,070)	$(264,773)	$(836,297)

We recorded other expense of $1,101,070 for the three months ended March 31, 2026, which was an increase of $836,297, or 316%, from the prior year’s other expense of $264,773. The change is due to an increase in the unrealized loss on digital assets in the current period of $1.1 million compared to a loss of $220 thousand in the prior year and a realized loss on digital assets in the current period of $25 thousand compared to a realized loss in the prior year of $13 thousand.

Liquidity and Capital Resources

During the three months ended March 31, 2026, we recorded a net loss from operations of $2,785,965 and net loss of $3,889,068. During that period, we were able to meet our short-and long-term working capital and capital expenditure requirements.

The Company’s capital is generally used to support operations and capital expenditures. However, the Company also, from time-to-time, will review potential investments that it believes present unique situations to participate in growth opportunities. Two such opportunities presented themselves when the Company, during October 2025 and March 2026, invested an aggregate of $3.25 million in an SPV organized by Dream Ventures LLC, which participated in exempt private placements in an early-stage enterprise developing next-generation nuclear power and infrastructure technologies. The Company’s investment consisted of the acquisition of restricted units of the SPV valued at the time of the investments at $3.25 million, as a limited rights participant in two investment rounds in an aggregate amount of $95 million. The SPV, in turn, used the proceeds of those investment rounds to invest in private investment securities of the early-stage nuclear enterprise. We do not possess a controlling financial interest or exercise significant influence over the SPV, and any proposed transfer of our restricted units requires prior written consent of the SPV.

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

At March 31, 2026, we had available liquidity including working capital of $1,631,521 (including $4.5 million in cash and cash equivalents), and a digital asset balance at a fair value of $4,990,029. In the judgement of management, this level of liquidity, is sufficient to sustain our operations, for the short-term. We cannot, however, determine whether the trends we experienced during the first quarter of 2026 are temporary or will continue for the foreseeable future. Neither can we assure that, despite our best efforts, whether the steps we are taking to mitigate our recent trend towards decreasing results of operations, will be successful and whether we will achieve our strategic objectives. While we do not believe that our operating losses will continue at this level for the long term, should that occur, we still believe that we will be able to sustain our operations for at least the next twelve months based upon our belief that during that period we will be able to monetize our private investments, and at amounts that are significantly appreciated above our purchase price.

Even absent the sale of our private investments at a profit, we believe that we can mitigate, to the best extent possible, our recent operating losses and eroding revenue base, through the adoption of strategic initiatives that are designed to contain costs and address certain of the eroding economics that we have been experiencing in operations. Primarily, we have recently started to expand our direct selling network through the onboarding of two additional selling networks. We believe these networks can offer the potential to expand our global distributor network, diversify our revenue base, and supplement the network capacity and revenue streams adversely impacted in recent quarters. Next, we are continuing our efforts to transition our direct-to-consumer business unit toward a more diversified operating platform which is expected to integrate our health and wellness and consumer products offerings. We have also implemented broad-based cost-cutting initiatives, including a plan to wind-down our bitcoin mining operations starting July 2026, should the economics of that business unit not recover to an acceptable level. Furthermore, we have filed an appeal in the matter involving UOKiK as we remain committed to operating in Poland in full compliance with applicable laws.

Should we be unable to monetize all or a portion of our private investments at the amounts we believe are reflective of market value, and should our strategic initiatives fail to mitigate our losses from operations or otherwise achieve their targeted objectives, then in the absence of our ability to access additional debt or equity capital, our ability to sustain our operations in the long-term as a going concern may be subject to doubt.

Critical Accounting Policies

Basis of Accounting

Our policy is to prepare our financial statements on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations (Regulation S-X) of the Securities and Exchange Commission (the “SEC”) and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the three months ended March 31, 2026, are not necessarily indicative of the operating results that may be expected for our year ending December 31, 2026, as will be included in the filing of our Annual Report on Form 10-K for the year ending December 31, 2026. These unaudited condensed consolidated financial statements should be read in conjunction with the December 31, 2025 consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2025.

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

Equity investments without readily determinable fair values

Equity investments without readily determinable fair values are accounted for under the measurement alternative. Under the measurement alternative, the carrying value is measured at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or similar investment of the same issuer. Changes in value and impairments of equity investments without readily determinable fair values are recognized in “Gain (loss) on equity investments” in our condensed consolidated statement of income. Equity investments without readily determinable fair values are presented as “Equity investment” in our consolidated balance sheet.

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

We evaluate the recoverability of long-lived assets based upon future net cash flows expected to result from the asset, including eventual disposition. Should impairment in value be indicated, the carrying value of intangible assets will be adjusted and an impairment loss is recorded equal to the difference between the asset’s carrying value and fair value or disposable value. During the three months ended March 30, 2026, and 2025, no impairment was recorded.

Revenue Recognition

Membership Revenue

Most of our revenue is generated by membership sales and payment is received at the time of purchase. In some cases, customers use earned commissions to pay or partially pay for a membership. We recognize membership revenue in accordance with ASC Subtopic 606-10, Revenue from Contracts with Customers (“ASC 606-10”), where revenue is measured based on a consideration specified in a contract with a customer and recognized when we satisfy the performance obligation specified in each contract. Our performance obligation is to provide our tools, products, and content over a fixed membership period; therefore, we recognize revenue ratably over the membership period and deferred revenue is recorded for the portion of the membership period subsequent to each reporting date. Additionally, we offer a designated trial period to first-time membership customers, during which a full refund can be requested if a customer does not wish to continue with the membership. Revenues are deferred during the trial period as collection is not probable until that time has passed. Revenues are presented net of refunds, sales incentives, credits, and known and estimated credit card chargebacks. As of March 31, 2026, and December 31, 2025, our deferred revenues for membership revenue were $588,754 and $821,903, respectively.

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

Providing computing power to solve complex cryptographic algorithms in support of the Bitcoin blockchain (in a process known as “solving a block”) is an output of the Company’s ordinary activities. The provision of providing such computing power is the only performance obligation in the Company’s contract with the mining pool operator. The transaction consideration the Company receives is net of a contractually agreed upon mining pool operator fee charged and kept by the mining pool operator and is non-cash, in the form of Bitcoin. Given that the contract is continuously renewing, and the duration is considered to be less than 24 hours, the Company measures the transaction consideration at fair value on the date Bitcoin is received. The consideration is variable. The amount of consideration recognized is constrained to the amount of consideration received, which is when it is probable a significant reversal will not occur. There is no significant financing component or risk of a significant revenue reversal in these transactions due to the performance obligations and settlement of the transactions being on a daily basis.

Health and Wellness Product Sales and Other Revenue

Through our wholly owned subsidiary, Renu Laboratories LLC, we generate revenue by manufacturing and selling health, beauty and wellness products. We recognize health and wellness product sales revenue in accordance with ASC 606-10. The Company’s performance obligation is complete when control of the promised goods is transferred to a customer, at which time the Company recognizes revenue in an amount that reflects the consideration the Company expects to receive in exchange for those goods. The Company’s terms for the sale are based on free on board (FOB) shipping point, where the control passes to the customer once the product leaves our warehouse. The Company determines collectability by requiring certain customers to pay before control is transferred and by performing ongoing credit evaluations and monitoring customer accounts receivable balances. As of March 31, 2026, and December 31, 2025, deposits collected from customers for orders to be filled at a future date were $99,421 and $108,061, respectively, which are recorded as deferred revenue in the Consolidated Balance Sheets.

Shipping and direct costs charged to customers, along with fees collected from customers for storing their products in our warehouse facility located in Warminster, Pennsylvania are included in revenue as Other Revenue. Shipping and direct costs incurred by the Company are included in Cost of Sales and Service.

Coffee Sales

In January 2026, the Company started selling a proprietary brand of coffee. The Company’s performance obligation is to deliver the coffee to customers. Therefore, revenue is recognized once delivery occurs. Customers remit payment at the time of order placement, therefore payment received by the Company prior to coffee delivery is recorded as deferred revenue. As of March 31, 2026, the Company had $5,006 of deferred revenue for its coffee sales. Shipping and handling costs that occur are paid by the customer and are recorded as revenue. The Company has a policy to provide a refund on any product returned by the customer.

Revenue generated for the three months ended March 31, 2026, was as follows:

	Membership revenue	Mining revenue	Health and wellness product sales	Coffee Sales	Other Revenue	Total
Gross billings/receipts	$2,854,017	$554,122	$270,392	$350,085	$9,873	$4,038,489
Refunds, incentives, credits, and chargebacks	(110,998)	-	(1,620)	(29,625)	-	(142,243)
Net revenue	$2,743,019	$554,122	$268,772	$320,460	$9,873	$3,896,246

Foreign revenues for the three months ended March 31, 2026 were approximately $1.6 million while domestic revenue for the three months ended March 31, 2026 was approximately $2.3 million.

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

In December 2024, the FASB issued ASU No. 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40) (“ASU 2024-03”). ASU 2024-03 requires, in the notes to the financial statements, disclosures of specified information about certain costs and expenses specified in the updated guidance. ASU 2024-03 is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted. The Company did not elect early adoption and is evaluating the impact the updated guidance will have on its disclosures in 2027.

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

Changes in Internal Controls

There were no changes in our internal controls over financial reporting during the fiscal quarter ended March 31, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

There have been no material changes to this information since reported on in the Annual Report on Form 10-K for the year ended December 31, 2025.

ITEM 1.A – RISK FACTORS

Except as set forth below, there have been no material changes in the risk factors disclosed by us under Part I, Item 1A. Risk Factors contained in the Annual Report on Form 10-K for the year ended December 31, 2025.

Recent Losses from Operations, if unabated, could arise a going concern risk.

During the three months ended March 31, 2026, our financial results were adversely affected as we experienced significant headwinds across virtually all of our operating segments. Collectively, the decline in business segment revenue contributed to a consolidated net loss from operations of $2.8 million for the quarter, compared to net loss from operations of $0.4 million for the three months ended March 31, 2025.

While we do not believe that our operating losses will continue at this level for the longer term, should that occur, we still believe that our liquidity and capital resources will be able to sustain our operations for at least the next twelve months based upon our belief that during that period we will be able to, among others, monetize our private investments, and at amounts that are significantly appreciated above our purchase price, and/or, mitigate our eroding revenue base through the implementation of strategic initiatives designed to address these issues.

Should we be unable to monetize all or a portion of our private investments at the amounts we believe are reflective of market value, if at all, and should our strategic initiatives fail to mitigate our losses from operations or otherwise achieve their targeted objectives, then in the absence of our ability to access additional debt or equity capital, our ability to sustain our operations in the long-term as a going concern may be subject to doubt.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 – MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5 – OTHER INFORMATION

During the three months ended March 31, 2026, no director or “officer” as defined in Rule 16a-1(f) under the Exchange Act adopted or terminated any Rule 10b5-1 trading arrangements or any non-Rule 10b5-1 trading arrangements, in both cases as defined in Item 408 of Regulation S-K.

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

INVESTVIEW, INC.

Dated: May 15, 2026	By:	/s/ Victor M. Oviedo
Victor M. Oviedo
Chief Executive Officer
(Principal Executive Officer)

Dated: May 15, 2026	By:	/s/ Ralph R. Valvano
Ralph R. Valvano
Chief Financial Officer
(Principal Financial Officer and Accounting Officer)

