Form 10-Q
period 2026-06-30
Investview, Inc.
filed 2026-08-14
CIK 862651

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED

June 30, 2026

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

As of August 7, 2026, there were 1,844,470,389 shares of common stock, $0.001 par value, outstanding.

INVESTVIEW, INC.

Form 10-Q for the Three and Six Months Ended June 30, 2026

Table of Contents

PART I – FINANCIAL INFORMATION	3
ITEM 1 – FINANCIAL STATEMENTS	3
Condensed Consolidated Balance Sheets as of June 30, 2026 (Unaudited) and December 31, 2025	3
Condensed Consolidated Statements of Operations and Other Comprehensive Income (Loss) for the Three and Six Months Ended June 30, 2026 and 2025 (Unaudited)	4
Condensed Consolidated Statements of Stockholders’ Equity (Deficit) for the Three and Six Months Ended June 30, 2026 and 2025 (Unaudited)	5
Condensed Consolidated Statements of Cash Flows for the Three and Six Months Ended June 30, 2026 and 2025 (Unaudited)	6
Notes to Condensed Consolidated Financial Statements as of June 30, 2026 (Unaudited)	7
ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	34
ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	42
ITEM 4 – CONTROLS AND PROCEDURES	42
PART II – OTHER INFORMATION	43
ITEM 1 – LEGAL PROCEEDINGS	43
ITEM 1.A – RISK FACTORS	43
ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	43
ITEM 3 – DEFAULTS UPON SENIOR SECURITIES	43
ITEM 4 – MINE SAFETY DISCLOSURES	43
ITEM 5 – OTHER INFORMATION	43
ITEM 6 – EXHIBITS	44
SIGNATURE PAGE	45

PART I – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

INVESTVIEW, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2026	2025

ASSETS
Current assets:
Cash and cash equivalents	$1,991,401	$9,992,443
Prepaid assets	327,311	348,250
Deposits, current	102,402	104,926
Receivables	148,002	569,578
Inventory	976,992	663,000
Income tax paid in advance	310,077	367,718
Current assets of discontinued operations	714,860	949,628
Total current assets	4,571,045	12,995,543

Fixed assets, net	1,556,892	1,524,730
Fixed assets, net of discontinued operations	7,726	118,257
Total fixed assets, net	1,564,618	1,642,987

Other assets:
Digital assets	4,016,380	5,464,011
Equity investment	3,250,000	1,250,000
Intangible assets, net	10,799	10,799
Operating lease right-of-use asset	14,540	76,774
Deposits	13,699	19,421
Other assets of discontinued operations	37,320	37,320
Total other assets	7,342,738	6,858,325

Total assets	$13,478,401	$21,496,855

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued liabilities	$2,941,431	$3,325,346
Payroll liabilities	266,034	55,983
Income tax payable	97,470	215,752
Deferred revenue	623,349	952,977
Dividend liability	241,290	239,776
Operating lease liability, current	14,468	70,344
Related party debt, net of discounts, current	1,206,547	1,205,887
Debt, net of discounts, current	29,244	29,244
Current liabilities of discontinued operations	32,166	15,854
Total current liabilities	5,451,999	6,111,163

Operating lease liability, long term	313	6,539
Accrued liabilities, long term	3,956,710	4,135,276
Related party debt, net of discounts, long term	2,006,304	1,838,808
Debt, net of discounts, long term	474,831	480,155
Total long-term liabilities	6,438,158	6,460,778

Total liabilities	11,890,157	12,571,941

Commitments and contingencies	-	-

Stockholders’ equity (deficit):
Preferred stock, par value: $0.001; 50,000,000 shares authorized, 252,192 and 252,192 issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	252	252
Common stock, par value $0.001; 10,000,000,000 shares authorized; 1,860,376,075 and 1,860,376,075 shares issued and 1,845,023,323 and 1,847,886,365 outstanding as of June 30, 2026 and December 31, 2025, respectively	1,860,375	1,860,375
Additional paid in capital	104,357,429	104,110,876
Treasury stock, at cost, 15,352,752 and 12,489,710 shares as of June 30, 2026 and December 31, 2025, respectively	(316,942)	(246,898)
Accumulated other comprehensive income (loss)	(23,218)	(23,218)
Accumulated deficit	(104,304,602)	(96,789,073)
Accumulated noncontrolling interest	14,950	12,600
Total stockholders’ equity (deficit)	1,588,244	8,924,914

Total liabilities and stockholders’ equity (deficit)	$13,478,401	$21,496,855

The accompanying notes are an integral part of these condensed consolidated financial statements.

INVESTVIEW, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND OTHER COMPREHENSIVE INCOME (LOSS)

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025

Revenue:
Membership revenue, net of refunds, incentives, credits, and chargebacks	$2,097,376	$7,844,682	$4,840,395	$16,636,125
Health and wellness product sales	242,552	1,311,698	511,324	1,680,019
Coffee sales	132,045	-	452,505	-
Other revenue	2,306	38,307	12,179	45,651
Total revenue, net	2,474,279	9,194,687	5,816,403	18,361,795

Operating costs and expenses:
Cost of sales and service	387,609	1,409,268	811,769	1,915,787
Commissions	1,323,013	4,176,102	2,996,988	9,252,605
Salary and related	1,196,505	1,646,491	2,936,870	3,213,480
Professional fees	392,456	406,103	1,140,313	1,003,708
General and administrative	1,232,796	1,123,143	2,224,792	2,327,591
Total operating costs and expenses	4,532,379	8,761,107	10,110,732	17,713,171

Net income (loss) from operations	(2,058,100)	433,580	(4,294,329)	648,624

Other income (expense):
Gain (loss) on fair value of derivative liability	-	2,248	-	153
Realized gain (loss) on digital assets	(26,741)	132,995	(51,731)	119,743
Unrealized gain (loss) on digital assets	(647,016)	399,442	(1,698,396)	179,258
Interest expense	(4,675)	(7,333)	(9,298)	(11,956)
Interest expense, related parties	(309,670)	(309,670)	(618,414)	(618,414)
Other income (expense)	75,410	165,445	296,833	386,326
Total other income (expense)	(912,692)	383,127	(2,081,006)	55,110

Income (loss) from continued operations before income taxes	(2,970,792)	816,707	(6,375,335)	703,734
Income tax expense	(520)	(1,000)	(2,553)	(11,000)

Net income (loss) of continued operations	(2,971,312)	815,707	(6,377,888)	692,734
Net income (loss) of discontinued operations	(243,129)	(387,429)	(725,621)	(952,309)

Net income (loss)	(3,214,441)	428,278	(7,103,509)	(259,575)
Net income (loss) attributable to noncontrolling interest	(613)	2,781	2,350	794
Net income (loss) attributable to Investview, Inc.	(3,213,828)	425,497	(7,105,859)	(260,369)

Dividends on Preferred Stock	(204,835)	(204,835)	(409,670)	(409,670)

Net income (loss) applicable to common shareholders	$(3,418,663)	$220,662	$(7,515,529)	$(670,039)

Continuing operations:
Basic income (loss) per common share	$(0.00)	$0.00	$(0.00)	$0.00
Diluted income (loss) per common share	$(0.00)	$0.00	$(0.00)	$0.00

Basic weighted average number of common shares outstanding	1,846,973,155	1,858,586,010	1,846,264,334	1,858,282,123
Diluted weighted average number of common shares outstanding	1,846,973,155	2,895,014,581	1,846,264,334	2,894,710,694

Discontinuing operations:
Basic income (loss) per common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Diluted income (loss) per common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Basic weighted average number of common shares outstanding	1,846,973,155	1,858,586,010	1,846,264,334	1,858,282,123
Diluted weighted average number of common shares outstanding	1,846,973,155	1,858,586,010	1,846,264,334	1,858,282,123

The accompanying notes are an integral part of these condensed consolidated financial statements.

INVESTVIEW, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

THREE AND SIX MONTHS ENDED JUNE 30, 2026 AND 2025

								Accumulated
					Additional			Other
	Preferred Stock		Common Stock		Paid in	Treasury Stock		Comprehensive	Accumulated	Noncontrolling
	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Income (Loss)	Deficit	Interest	Total
Balance, December 31, 2024	252,192	$252	1,859,231,786	$1,859,231	$102,560,320	-	$-	$(23,218)	$(87,205,070)	$8,070	$17,199,585
Cumulative effect adjustment upon adoption of ASU 2023-08	-	-	-	-	-	-	-	-	148,346	-	148,346
Common stock issued for services and other stock-based compensation	-	-	-	-	387,634	-	-	-	-	-	387,634
Common stock repurchased and held as treasury stock	-	-	-	-	-	1,089,286	(24,006)	-	-	-	(24,006)
Dividends	-	-	-	-	-	-	-	-	(204,835)	-	(204,835)
Net income (loss)	-	-	-	-	-	-	-	-	(685,866)	(1,987)	(687,853)
Balance, March 31, 2025	252,192	$252	1,859,231,786	$1,859,231	$102,947,954	1,089,286	$(24,006)	$(23,218)	$(87,947,425)	$6,083	$16,818,871
Common stock issued for services and other stock-based compensation	-	-	-	-	386,238	-	-	-	-	-	386,238
Common stock repurchased and held as treasury stock	-	-	-	-	-	1,870,931	(20,636)	-	-	-	(20,636)
Dividends	-	-	-	-	-	-	-	-	(204,835)	-	(204,835)
Net income (loss)	-	-	-	-	-	-	-	-	425,497	2,781	428,278
Balance, June 30, 2025	252,192	$252	1,859,231,786	$1,859,231	$103,334,192	2,960,217	$(44,642)	$(23,218)	$(87,726,763)	$8,864	$17,407,916

Balance, December 31, 2025	252,192	$252	1,860,376,075	$1,860,375	$104,110,876	12,489,710	$(246,898)	$(23,218)	$(96,789,073)	$12,600	$8,924,914
Common stock issued for services and other stock-based compensation	-	-	-	-	403,370	-	-	-	-	-	403,370
Common stock repurchased and held as treasury stock	-	-	-	-	-	1,710,963	(44,624)	-	-	-	(44,624)
Dividends	-	-	-	-	-	-	-	-	(204,835)	-	(204,835)
Net income (loss)	-	-	-	-	-	-	-	-	(3,892,031)	2,963	(3,889,068)
Balance, March 31, 2026	252,192	$252	1,860,376,075	$1,860,375	$104,514,246	14,200,673	$(291,522)	$(23,218)	$(100,885,939)	$15,563	$5,189,757
Common stock issued for services and other stock-based compensation	-	-	-	-	(156,817)	-	-	-	-	-	(156,817)
Common stock repurchased and held as treasury stock	-	-	-	-	-	1,152,079	(25,420)	-	-	-	(25,420)
Dividends	-	-	-	-	-	-	-	-	(204,835)	-	(204,835)
Net income (loss)	-	-	-	-	-	-	-	-	(3,213,828)	(613)	(3,214,441)
Balance, June 30, 2026	252,192	$252	1,860,376,075	$1,860,375	$104,357,429	15,352,752	$(316,942)	$(23,218)	$(104,304,602)	$14,950	$1,588,244

The accompanying notes are an integral part of these consolidated financial statements.

INVESTVIEW INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(6,377,888)	$692,734
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	100,599	73,768
Amortization of debt discount	167,496	167,496
Stock issued for services and other stock-based compensation	246,553	773,872
Lease cost, net of repayment	132	(129)
(Gain) loss on fair value of derivative liability	-	(153)
Change in fair value of digital assets	1,698,396	(179,258)
Realized (gain) loss on digital assets	51,731	(119,743)
Digital assets collected for membership revenue	(53,658)	(643,731)
Operating expenses paid with digital assets	182,555	977,636
Changes in operating assets and liabilities:
Receivables	421,576	6,925
Inventory	(313,992)	(565,732)
Prepaid assets	20,939	(513,271)
Income tax paid in advance	57,641	-
Deposits	8,246	(1,871,346)
Accounts payable and accrued liabilities	(347,769)	(300,675)
Income tax payable	(118,282)	(1,307)
Deferred revenue	(335,235)	(296,679)
Accrued interest	9,298	9,298
Accrued interest, related parties	450,918	450,918
Net cash provided by (used in) operating activities - continuing	(4,130,744)	(1,339,377)
Net cash provided by (used in) operating activities - discontinuing	(1,461,609)	(2,375,761)
Net cash provided by (used in) operating activities	(5,592,353)	(3,715,138)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of digital assets	(368,072)	(4,517,592)
Proceeds from sale of digital assets	942,446	4,601,110
Purchase of Treasury Stock	(70,044)	(44,642)
Cash paid for Dream SPV investment	(2,000,000)	-
Cash paid for fixed assets	(132,761)	(141,898)
Net cash provided by (used in) investing activities - continuing	(1,628,431)	(103,022)
Net cash provided by (used in) investing activities - discontinuing	9,858	-
Net cash provided by (used in) investing activities	(1,618,573)	(103,022)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments for related party debt	(450,258)	(450,258)
Repayments for debt	(14,622)	(14,622)
Payments for shares repurchased from former related parties	-	(1,685,880)
Dividends paid	(325,236)	(336,657)
Net cash provided by (used in) financing activities - continuing	(790,116)	(2,487,417)
Net cash provided by (used in) financing activities - discontinuing	-	-
Net cash provided by (used in) financing activities	(790,116)	(2,487,417)

Net increase (decrease) in cash and cash equivalents	(8,001,042)	(6,305,577)
Cash and cash equivalents - beginning of period	9,992,443	22,467,710
Cash and cash equivalents - end of period	$1,991,401	$16,162,133

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$464,880	$465,540
Income taxes	$57,530	$8,000
Non-cash investing and financing activities - continuing:
Digital assets collected for deferred coffee sales	$5,607	$-
Dividends declared	$409,670	$409,670
Dividends paid with digital assets	$82,920	$81,486
Cumulative effect adjustment upon adoption of ASU 2023-08	$-	$148,346
Non-cash investing and financing activities - discontinuing:
Digital assets received from sale of fixed assets	$2,916	$123,064

The accompanying notes are an integral part of these condensed consolidated financial statements.

INVESTVIEW, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 30, 2026

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

On July 8, 2026, the Company discontinued operations of its subsidiary SAFETek, LLC.

Nature of Business

We operate a diversified series of business units across key sectors, including a direct-to-consumer (“DTC”) marketing platform designed to promote, sell, and distribute its products and services through a global network of independent distributors directly to end users without reliance on traditional retail intermediaries; a manufacturing, marketing, and sales division focused on proprietary over-the-counter aesthetics, health, nutrition and cognitive wellness products for distribution across wholesale and retail markets through our DTC marketing platform and otherwise; and an early-stage online trading platform that intends to offer self-directed retail brokerage services. A bitcoin mining business that we previously operated through the first week of July 2026 has been terminated and those operations have been discontinued.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Accounting

Our policy is to prepare our financial statements on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations (Regulation S-X) of the Securities and Exchange Commission (the “SEC”) and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the six months ended June 30, 2026, are not necessarily indicative of the operating results that may be expected for our year ending December 31, 2026, as will be included in the filing of our Annual Report on Form 10-K for the year ending December 31, 2026. These unaudited condensed consolidated financial statements should be read in conjunction with the December 31, 2025 consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2025.

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

Discontinued Operations

The Company follows the provisions of ASC 205-20, Presentation of Discontinued Operations, which requires separate reporting if a component of the company is disposed of or is classified as held for sale. In order to recognize discontinued operation, a major product line or division of an entity must be both a component and a strategic shift in operations. The Company assessed its digital asset mining business and determined it met the criteria of ASC 205-20. We disclosed our discontinued operations separately in the condensed consolidated balance sheets, statements of operations and other comprehensive income (loss), and statements of cash flows as items held for sale and discontinued operations. See NOTE 13 – DISCONTINUED OPERATIONS.

Operating Segments

Operating segments are defined as components of an entity for which separate financial information is available that is regularly reviewed by the chief operating decision maker (“CODM”). The CODM is composed of several members of its executive management team, including the Chief Executive Officer, President and Chief Operating Officer, and the Chief Financial Officer. The CODM uses segment net income from operations to assess the performance of, manage the operations of, and allocate capital and operational resources to the Company’s two reportable operating segments.

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

Concentration of Credit Risk

Financial instruments that potentially expose us to concentration of credit risk include cash, accounts receivable, and advances. We place our cash and temporary cash investments with credit quality institutions. At times, such investments may be in excess of the Federal Deposit Insurance Corporation (“FDIC”) insurance limit of $250,000. As of June 30, 2026 and December 31, 2025, cash balances that exceeded FDIC limits were $896,847 and $8,115,922, respectively. We have not experienced significant losses relating to these concentrations in the past.

Cash Equivalents

For purposes of reporting cash flows, we consider all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. As of June 30, 2026, and December 31, 2025, we had no cash equivalents.

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

Receivables were made up of the following as of each balance sheet date:

	June 30,	December 31,
	2026	2025
Due from merchant processors	$83,394	$61,779
Held in reserve by merchant processors for future returns and chargebacks	23,197	22,309
Due from payout service providers	9,373	109,367
Accounts and other receivables	34,733	376,123
	150,697	569,578
Allowance for doubtful accounts	(2,695)	-
	$148,002	$569,578

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

Fixed assets were made up of the following at each balance sheet date:

	Estimated
	Useful
	Life	June 30,	December 31,
	(years)	2026	2025
Furniture, fixtures, and equipment	10	$13,108	$13,108
Computer equipment	3	34,404	32,021
Manufacturing equipment	3-25	1,806,371	1,675,993
		1,853,883	1,721,122
Accumulated depreciation		(296,991)	(196,392)
Net book value		$1,556,892	$1,524,730

Total depreciation expense for the six months ended June 30, 2026 and 2025, was $100,599 and $73,768, respectively.

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

We evaluate the recoverability of long-lived assets based upon future net cash flows expected to result from the asset, including eventual disposition. Should impairment in value be indicated, the carrying value of intangible assets will be adjusted and an impairment loss is recorded equal to the difference between the asset’s carrying value and fair value or disposable value. During the six months ended June 30, 2026 and 2025, no impairment was recorded.

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

Our financial instruments consist of cash, accounts receivable and accounts payable, and debt. We have determined that the book value of our outstanding financial instruments as of June 30, 2026, and December 31, 2025, approximates the fair value due to their short-term nature or interest rates that approximate prevailing market rates.

Items recorded or measured at fair value on a recurring basis in the accompanying consolidated financial statements consisted of the following items as of June 30, 2026:

	Level 1	Level 2	Level 3	Total
Digital assets (see NOTE 5)	$4,016,380	$-	$-	$4,016,380
Total Assets	$4,016,380	$-	$-	$4,016,380

Total Liabilities	$-	$-	$-	$-

Items recorded or measured at fair value on a recurring basis in the accompanying consolidated financial statements consisted of the following items as of December 31, 2025:

	Level 1	Level 2	Level 3	Total
Digital assets (see NOTE 5)	$5,464,011	$-	$-	$5,464,011
Total Assets	$5,464,011	$-	$-	$5,464,011

Total Liabilities	$-	$-	$-	$-

Revenue Recognition

Membership Revenue

Most of our revenue is generated by membership sales and payment is received at the time of purchase. In some cases, customers use earned commissions to pay or partially pay for a membership. We recognize membership revenue in accordance with ASC Subtopic 606-10, Revenue from Contracts with Customers (“ASC 606-10”), where revenue is measured based on a consideration specified in a contract with a customer and recognized when we satisfy the performance obligation specified in each contract. Our performance obligation is to provide our tools, products, and content over a fixed membership period; therefore, we recognize revenue ratably over the membership period and deferred revenue is recorded for the portion of the membership period subsequent to each reporting date. Additionally, we offer a designated trial period to first-time membership customers, during which a full refund can be requested if a customer does not wish to continue with the membership. Revenues are deferred during the trial period as collection is not probable until that time has passed. Revenues are presented net of refunds, sales incentives, credits, and known and estimated credit card chargebacks. As of June 30, 2026, and December 31, 2025, our deferred revenues for membership revenue were $476,622 and $821,903, respectively.

Health and Wellness Product Sales and Other Revenue

Through our wholly owned subsidiary, Renu Laboratories LLC, we generate revenue by manufacturing and selling health, beauty, and wellness products. We recognize health and wellness product sales revenue in accordance with ASC 606-10. The Company’s performance obligation is complete when control of the promised goods is transferred to a customer, at which time the Company recognizes revenue in an amount that reflects the consideration the Company expects to receive in exchange for those goods. The Company terms for the sale are based on free on board (FOB) shipping point, where the control passes to the customer once the product leaves our warehouse. The Company determines collectability by requiring certain customers to pay before control is transferred and by performing ongoing credit evaluations and monitoring customer accounts receivable balances. As of June 30, 2026, and December 31, 2025, deposits collected from customers for orders to be filled at a future date were $91,566 and $108,061, respectively, which are recorded as deferred revenue in the Consolidated Balance Sheets.

Shipping and direct costs charged to customers, along with fees collected from customers for storing their products in our warehouse facility located in Warminster, Pennsylvania are included in revenue as Other Revenue. Shipping and direct costs incurred by the Company are included in Cost of Sales and Service.

Coffee Sales

In January 2026, the Company started selling a proprietary brand of coffee. The Company’s performance obligation is to deliver the coffee to customers. Therefore, revenue is recognized once delivery occurs. Customers remit payment at the time of order placement, therefore payment received by the Company prior to coffee delivery is recorded as deferred revenue. As of June 30, 2026, the Company had $30,180 of deferred revenue for its coffee sales. Shipping and handling costs that occur are paid by the customer and are recorded as revenue. The Company has a policy to provide a refund on any product returned by the customer.

Revenue generated for the three months ended June 30, 2026, was as follows:

	Membership revenue	Health and wellness product sales	Coffee Sales	Other Revenue	Total
Gross billings/receipts	$2,183,419	$242,645	$132,727	$2,306	$2,561,097
Refunds, incentives, credits, and chargebacks	(86,043)	(93)	(682)	-	(86,818)
Net revenue	$2,097,376	$242,552	$132,045	$2,306	$2,474,279

Foreign revenues for the three months ended June 30, 2026 were approximately $0.9 million while domestic revenue for the three months ended June 30, 2026 was approximately $1.6 million.

Revenue generated for the three months ended June 30, 2025, was as follows:

	Membership revenue	Health and wellness product sales	Other Revenue	Total
Gross billings/receipts	$8,199,283	$1,311,747	$38,307	$9,549,337
Refunds, incentives, credits, and chargebacks	(354,601)	(49)	-	(354,650)
Net revenue	$7,844,682	$1,311,698	$38,307	$9,194,687

Foreign revenues for the three months ended June 30, 2025, were approximately $6.7 million while domestic revenue for the three months ended June 30, 2025 was approximately $2.5 million.

Revenue generated for the six months ended June 30, 2026, was as follows:

	Membership revenue	Health and wellness product sales	Coffee Sales	Other Revenue	Total
Gross billings/receipts	$5,037,436	$513,037	$482,812	$12,179	$6,045,464
Refunds, incentives, credits, and chargebacks	(197,041)	(1,713)	(30,307)	-	(229,061)
Net revenue	$4,840,395	$511,324	$452,505	$12,179	$5,816,403

Foreign revenues for the six months ended June 30, 2026 were approximately $2.3 million while domestic revenue for the six months ended June 30, 2026 was approximately $3.5 million.

Revenue generated for the six months ended June 30, 2025, was as follows:

	Membership revenue	Health and wellness product sales	Other Revenue	Total
Gross billings/receipts	$17,639,140	$1,680,190	$45,651	$19,364,981
Refunds, incentives, credits, and chargebacks	(1,003,015)	(171)	-	(1,003,186)
Net revenue	$16,636,125	$1,680,019	$45,651	$18,361,795

Foreign revenues for the six months ended June 30, 2025, were approximately $14.4 million while domestic revenue for the six months ended June 30, 2025 was approximately $4.0 million.

Advertising, Selling and Marketing Costs

We expense advertising, selling, and marketing costs as incurred. Advertising, selling, and marketing costs include costs of promoting our product worldwide, including promotional events. Advertising, selling, and marketing expenses for the six months ended June 30, 2026, and 2025, totaled $229,062 and $220,903, respectively.

Cost of Sales and Service

Included in our costs of sales and services are amounts paid to our trading and market experts that provide financial education content and tools to our membership customers, the raw material and manufacturing costs of our health and wellness product sales, and the coffee costs for our coffee sales. Costs of sales and services for the six months ended June 30, 2026 and 2025, totaled $811,769 and $1,915,787, respectively.

Inventory

Inventory consists of raw materials, work in progress, and finished goods to be sold as part of our health and wellness product sales. Inventory is valued at the lower of cost or net realizable value using the first-in, first-out (FIFO) method and is inclusive of any shipping and tax costs.

Inventory was made up of the following at each balance sheet date:

	June 30,	December 31,
	2026	2025
Finished goods	$406,509	$38,664
Work in process	111,210	115,733
Raw materials	459,273	508,603
Inventory	$976,992	$663,000

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

Due to the net loss of continued and discontinued operations for the three months ended June 30, 2026 and the net loss of discontinued operations for the three months ended June 30, 2025, basic and diluted income per share were the same, as all securities had an anti-dilutive effect.

The following table presents potentially dilutive securities that were not included in the computation of diluted net income of continued and discontinued operations per share for the three months ended June 30, 2026 and the net income of discontinued operations for the three months ended June 30, 2025, as their inclusion would be anti-dilutive.

	June 30, 2026	June 30, 2025
Weighted average options to purchase common stock	371,147,434	351,416,665
Weighted average warrants to purchase common stock	283,681	1,158,997
Common stock issuable upon conversion of notes	471,428,571	471,428,571
Common stock issuable upon conversion of non-voting membership interest	563,855,711	565,000,000

The following table illustrates the computation of diluted earnings per share of continued operations for the three months ended June 30, 2025.

Net income of continued operations	$815,707
Less: net income attributable to noncontrolling interest	(2,781)
Less: preferred dividends	(204,835)
Add: interest expense on convertible debt	225,129
Net income of continued operations available to common shareholders (numerator)	$833,220

Basic weighted average number of common shares outstanding	1,858,586,010
Dilutive impact of convertible notes	471,428,571
Dilutive impact of non-voting membership interest	565,000,000
Diluted weighted average number of common shares outstanding (denominator)	2,895,014,581

Diluted income of continued operations per common share	$0.00

The following table presents potentially dilutive securities that were not included in the computation of diluted net income of continued operations per share for the three months ended June 30, 2025, as their inclusion would be anti-dilutive.

June 30, 2025
Weighted average options to purchase common stock	351,416,665
Weighted average warrants to purchase common stock	1,158,997

Due to the net loss of continued and discontinued operations for the six months ended June 30, 2026 and the net loss of discontinued operations for the six months ended June 30, 2025, basic and diluted income per share were the same, as all securities had an anti-dilutive effect.

The following table presents potentially dilutive securities that were not included in the computation of diluted net income of continued and discontinued operations per share for the six months ended June 30, 2026 and the net income of discontinued operations for the six months ended June 30, 2025, as their inclusion would be anti-dilutive.

	June 30, 2026	June 30, 2025
Weighted average options to purchase common stock	369,438,212	351,416,665
Weighted average warrants to purchase common stock	545,899	1,168,491
Common stock issuable upon conversion of notes	471,428,571	471,428,571
Common stock issuable upon conversion of non-voting membership interest	563,855,711	565,000,000

The following table illustrates the computation of diluted earnings per share of continued operations for the six months ended June 30, 2025.

Net income of continued operations	$692,734
Less: net income attributable to noncontrolling interest	(794)
Less: preferred dividends	(409,670)
Add: interest expense on convertible debt	450,258
Net income of continued operations available to common shareholders (numerator)	$732,528

Basic weighted average number of common shares outstanding	1,858,282,123
Dilutive impact of convertible notes	471,428,571
Dilutive impact of non-voting membership interest	565,000,000
Diluted weighted average number of common shares outstanding (denominator)	2,894,710,694

Diluted income of continued operations per common share	$0.00

The following table presents potentially dilutive securities that were not included in the computation of diluted net income of continued operations per share for the six months ended June 30, 2025, as their inclusion would be anti-dilutive.

June 30, 2025
Weighted average options to purchase common stock	351,416,665
Weighted average warrants to purchase common stock	1,168,491

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

NOTE 4 – LIQUIDITY

During the six months ended June 30, 2026, we recorded a net loss from operations of $4,294,329 and a net loss of $7,103,509. During that period, we were able to meet our short-and long-term working capital and capital expenditure requirements.

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

At June 30, 2026, we had a working capital deficit of $881 thousand (including $2.0 million in cash and cash equivalents), and a digital asset balance at a fair value of $4,016,380. These amounts were sufficient to sustain our losses from operations during the first half of the year. Even though we have incurred significant operating losses through the first half of 2026, we do not believe that our operating losses will continue at this level for the longer term, based on recent efforts we have made to, among others, expand our direct selling network, diversify our revenue base, transition our direct-to-consumer business unit toward a more diversified operating platform, wind-down our bitcoin mining operations starting July 2026, and implement broad-based cost-cutting initiatives. Despite our expectations, our operations have not yet reflected any such expected improvement. However, notwithstanding the time it may take to reflect an improvement in operations, we still believe that we will be able to sustain our operations for at least the next twelve months since during August 2026 we have been able to monetize our private investments, and at amounts that are significantly appreciated above our purchase price. See “NOTE 15 – SUBSEQUENT EVENTS.”

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

The following table presents the Company’s Digital Asset holdings as of June 30, 2026:

	Quantity	Cost Basis	Fair Value
Bitcoin	67.58	$6,247,014	$3,957,453
USDC	57,930	57,930	57,930
USDT	997	997	997
Total digital assets held as of June 30, 2026		$6,305,941	$4,016,380

The following table presents a roll-forward of total digital assets for the six months ended June 30, 2026, based on the fair value model under ASU 2023-08:

Fair Value
Balance as of December 31, 2025	$5,464,011
Revenue recognized from Bitcoin mined (14.70 Bitcoin)	1,112,071
Digital assets collected from membership revenue	53,658
Digital assets collected for deferred coffee sales	5,607
Purchase of digital assets	368,072
Proceeds from sale of fixed assets	2,916
Proceeds from sale of digital assets	(942,446)
Operating expenses paid with digital assets	(209,801)
Dividends paid via digital assets	(82,920)
Realized gain (loss) on digital assets	(56,392)
Change in fair value of digital assets	(1,698,396)
Balance as of June 30, 2026	$4,016,380

The following table presents a roll-forward of total digital assets for the six months ended June 30, 2025, based on the fair value model under ASU 2023-08:

Fair Value
Balance as of December 31, 2024	$1,127,891
Cumulative effect adjustment upon adoption of ASU 2023-08	148,346
Revenue recognized from Bitcoin mined (17.33 Bitcoin)	1,692,175
Digital assets collected from membership revenue	643,731
Digital assets received from sale of fixed assets	123,064
Purchase of digital assets	4,517,592
Proceeds from sale of digital assets	(4,601,110)
Operating expenses paid with digital assets	(1,008,392)
Dividends paid via digital assets	(81,486)
Realized gain (loss) on digital assets	119,743
Change in fair value of digital assets	179,258
Balance as of June 30, 2025	$2,860,812

NOTE 6 – RELATED-PARTY TRANSACTIONS

Related Party Debt

Our related-party payables consisted of the following:

	June 30, 2026	December 31, 2025
Convertible Promissory Note entered into on 4/27/20, net of debt discount of $497,645 as of June 30, 2026 [1]	$802,355	$737,924
Convertible Promissory Note entered into on 5/27/20, net of debt discount of $270,182 as of June 30, 2026 [2]	429,818	394,841
Convertible Promissory Note entered into on 11/9/20, net of debt discount of $525,869 as of June 30, 2026 [3]	774,131	706,043
Working Capital Promissory Note entered into on 3/22/21 [4]	1,206,547	1,205,887
Total related-party debt	3,212,851	3,044,695
Less: Current portion	(1,206,547)	(1,205,887)
Related-party debt, long term	$2,006,304	$1,838,808

[1]	On April 27, 2020, we received proceeds of $1,300,000 from DBR Capital, LLC, an entity controlled by a member of our Board of Directors, and entered into a convertible promissory note. The note is secured by collateral of the Company and its subsidiaries. The note bears interest at 20% per annum, payable monthly, and the principal is due and payable on April 27, 2030. Per the original terms of the agreement, the note was convertible into common stock at a conversion price of $0.01257 per share, which was amended on November 9, 2020 to reduce the conversion price to $0.007 per share. At inception we recorded a beneficial conversion feature and debt discount of $1,300,000. During the six months ended June 30, 2026, we recognized $64,431 of the debt discount into interest expense, and expensed an additional $130,008 of interest expense on the note, all of which was repaid during the period.

[2]	On May 27, 2020, we received proceeds of $700,000 from DBR Capital, LLC, an entity controlled by a member of our Board of Directors, and entered into a convertible promissory note. The note is secured by collateral of the Company and its subsidiaries. The note bears interest at 20% per annum, payable monthly, and the principal is due and payable on April 27, 2030. Per the original terms of the agreement, the note was convertible into common stock at a conversion price of $0.01257 per share, which was amended on November 9, 2020 to reduce the conversion price to $0.007 per share. At inception we recorded a beneficial conversion feature and debt discount of $700,000. During the six months ended June 30, 2026, we recognized $34,977 of the debt discount into interest expense and expensed an additional $70,002 of interest expense on the note, all of which was repaid during the period.

[3]	On November 9, 2020, we received proceeds of $1,300,000 from DBR Capital, LLC, an entity controlled by a member of our Board of Directors, and entered into a convertible promissory note. The note is secured by collateral of the Company and its subsidiaries. The note bears interest at 38.5% per annum, made up of a 25% interest rate per annum and a facility fee of 13.5% per annum, payable monthly beginning February 1, 2021, and the principal is due and payable on April 27, 2030. Per the terms of the agreement, the note is convertible into common stock at a conversion price of $0.007 per share. At inception we recorded a beneficial conversion feature and debt discount of $1,300,000. During the six months ended June 30, 2026, we recognized $68,088 of the debt discount into interest expense and expensed an additional $250,250 of interest expense on the note, all of which was repaid during the period.

[4]	On March 22, 2021, we entered into Securities Purchase Agreements to purchase 100% of the operating assets of SSA Technologies LLC, an entity that owns and operates a FINRA-registered broker-dealer. SSA is controlled and partially owned by Joseph Cammarata, our former Chief Executive Officer. (See Note 10). Commencing upon execution of the agreements and through the closing of the transactions, we agreed to provide certain transition service arrangements to SSA. In connection with the transactions, we entered into a Working Capital Promissory Note with SSA under which SSA was to have advanced to us up to $1,500,000 before the end of 2021; however, SSA only provided advances of $1,200,000, to date. The note bears interest at the rate of 0.11% per annum. The note was due and payable by January 31, 2022; however, has not yet been repaid as we consider our legal options in light of SSA’s failure to complete its funding obligations, and the other damages we sustained as a result of the actions of Mr. Cammarata. During the six months ended June 30, 2026, we recorded interest expense of $660 on the note. The note was to have been secured by the pledge of 12,000,000 shares of our common stock; however, it remains unsecured as the pledge of shares was not implemented at the closing of the loan.

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

The Romano/Raynor Agreement and the Smith/Miller Agreement were paid in full during the year ended December 31, 2025. During the six months ended June 30, 2025, we made payments of $1,685,880 for shares repurchased under the Romano/Raynor Agreement and the Smith/Miller Agreement.

NOTE 7 – DEBT

Our debt consisted of the following:

	June 30, 2026	December 31, 2025
Loan with the U.S. Small Business Administration dated 4/19/20 [1]	$504,075	$509,399
Total debt	504,075	509,399
Less: current portion	29,244	29,244
Debt, long term portion	$474,831	$480,155

[1]	In April 2020 we received proceeds of $500,000 from a loan entered into with the U.S. Small Business Administration. Under the terms of the loan interest is to accrue at a rate of 3.75% per annum and installment payments of $2,437 monthly will begin twelve months from the date of the loan, with all interest and principal due and payable thirty years from the date of the loan. During the six months ended June 30, 2026, we recorded $9,298 worth of interest on the loan. During the six months ended June 30, 2026, we made principal and interest payments on the loan of $14,622.

NOTE 8 – OPERATING LEASE

In July 2021, we entered an operating lease for office space in Wyckoff, New Jersey (the “Wyckoff Lease”), and in September 2021 we assumed an operating lease for office space in Haverford, Pennsylvania (the “Haverford Lease”) in connection with the acquisition of all of the operating assets of MPower Trading Systems, LLC (“MPower”). This facility now serves as the headquarters of the company. In November 2024, we entered an operating lease for office, warehouse, and manufacturing space in Warminster, Pennsylvania (“the “Warminster Lease”) and in December 2024, we entered an operating lease for warehouse space in Ivyland, Pennsylvania (the “Ivyland Lease”). The Warminster Lease and the Ivyland Lease were entered into for use by our subsidiary Renu Laboratories LLC.

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

At the commencement of the Ivyland Lease, right-of-use assets obtained in exchange for new operating lease liabilities amounted to $115,037. The Ivyland Lease was terminated in April 2026.

Operating lease expense was $28,564 for the six months ended June 30, 2026. Operating cash flows used for the operating leases during the six months ended June 30, 2026, were $28,432. As of June 30, 2026, the weighted average remaining lease term was 1.08 years, and the weighted average discount rate was 12%.

Future minimum lease payments under non-cancellable leases as of June 30, 2026, were as follows:

Remainder of 2026	$10,752
2027	7,260
Total	18,012
Less: Interest	(3,231)
Present value of lease liability	14,781
Operating lease liability, current [1]	(14,468)
Operating lease liability, long term	$313

[1]	Represents lease payments to be made in the next 12 months.

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

As of June 30, 2026, and December 31, 2025, we had 252,192 shares of preferred stock issued and outstanding.

Preferred Stock Dividends

During the six months ended June 30, 2026, we declared $409,670 of cumulative cash dividends due to the holders of our Series B Preferred Stock. We made payments of $325,236 in cash and issued $82,920 worth of digital assets to reduce the amounts owing. As of June 30, 2026 and December 31, 2025, the dividend liability on our balance sheets was $241,290 and $239,776, respectively.

During the six months ended June 30, 2025, we declared $409,670 for cumulative cash dividends due to the shareholders of our Series B Preferred Stock. We made payments of $336,657 in cash and issued $81,486 worth of digital assets to reduce the amounts owing.

Common Stock Transactions

On March 6, 2025, the Board of Directors authorized a stock repurchase program that will allow the Company to repurchase up to $1,000,000 in aggregate value of shares of the Company’s common stock, through March 31, 2026. The stock repurchase program was extended to cover the repurchase of shares of the Company’s common stock through March 31, 2027. During the six months ended June 30, 2026, 2,863,042 shares were repurchased for $70,044. During the six months ended June 30, 2025, 2,960,217 shares were repurchased for $44,642. These shares are temporarily being held by the Company in Treasury.

As of June 30, 2026 and December 31, 2025, we had 1,860,376,075 and 1,860,376,075 shares of common stock issued and 1,845,023,323 and 1,847,886,365 shares of common stock outstanding, respectively.

Options

The 2022 Incentive Plan authorizes a variety of incentive equity awards consisting of stock options, restricted stock, restricted stock units, and reserves for issuance up to 600,000,000 shares of the Company’s common stock.

During the six months ended June 30, 2026, in connection with his appointment to the Board, Robert Verdun was granted an option to purchase 25,000,000 shares of the Company’s common stock at an exercise price of $0.05 under the Investview, Inc. 2022 Incentive Plan. 5,000,000 shares vest on each of February 5, 2027, February 5, 2028, February 5, 2029, February 5, 2030, and February 5, 2031, and in each case so long as he is a director or covered person of the Company as of such date. Additionally, in June 2026, the Company cancelled 49,625,000 unvested stock options upon forfeiture of such options by certain directors and executive officers of the Company’s management team. The Company also cancelled 5,200,000 unvested stock options upon the termination of employees of the Company.

Transactions involving our options are summarized as follows:

			Weighted
			Average
		Weighted	Grant-Date
	Number of	Average	Per Share
	Options	Exercise Price	Fair Value
Options outstanding at December 31, 2025	350,616,665	$0.05	$0.03
Granted	25,000,000	$0.05	$0.03
Canceled/Expired	(54,825,000)	$0.05	$0.03
Exercised	-	$-	$-
Options outstanding at June 30, 2026	320,791,665	$0.05	$0.03

Details of our options outstanding as of June 30, 2026, are as follows:

Options Exercisable	Weighted Average Exercise Price of Options Exercisable	Weighted Average Contractual Life of Options Exercisable (Years)	Weighted Average Contractual Life of Options Outstanding (Years)
287,791,665	0.05	3.00	3.34

Total stock compensation expense related to the options for the six months ended June 30, 2026, and 2025, was $246,553 and $773,872, respectively. As of June 30, 2026, there was approximately $653 thousand of unrecognized compensation cost related to the Options, which is expected to be recognized over a remaining weighted-average vesting period of approximately 2.4 years.

Warrants

Transactions involving our warrants are summarized as follows:

Weighted
	Number of	Average
	Shares	Exercise Price
Warrants outstanding at December 31, 2025	914,640	$0.10
Granted	-	$-
Canceled/Expired	(914,640)	$0.10
Exercised	-	$-
Warrants outstanding at June 30, 2026	-	$-

Class B Units of Investview Financial Group Holdings, LLC

As of June 30, 2026, and December 31, 2025, there were 563,855,711 Class B Redeemable Units of our subsidiary, Investview Financial Group Holdings, LLC, issued and outstanding. These Class B Units were issued as consideration for the purchase of operating assets and intellectual property rights of MPower, a company controlled and partially owned by David B. Rothrock and James R. Bell, two of our board members. The Class B Units have no voting rights and were subject to a lock-up agreement that expired in April 2025. The Class B Units can be exchanged by the holders at any time for 565,000,000 shares of our common stock on a one-for-one basis, subject to the Company’s overriding right to redeem the Class B Units on the 7th anniversary of the date of issuance (September 3, 2028) or earlier if there are less than 50% of the Class B Units originally issued still outstanding or if the holders of a majority of the Class B Units request the mandatory redemption of all Class B Units. The Company has agreed to use its reasonable commercial efforts to register the resale of the common stock that may be issued upon redemption of the Class B Units under the Securities Act.

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

In response to the dismissal of the case, in January 2026, we renewed our case against TPP by transferring the case to Delaware Superior Court, and then filing an Amended Complaint in Superior Court, including additional factual allegations to support our claims. In the Amended Complaint, the Company removed Schad Brannon as one of the Defendants, and is now pursuing relief against UIU Holdings LLC d/b/a Total Protection Plus, Jason R. Anderson, and Jacob S. Anderson. The Defendants responded to the Amended Complaint in February 2026 by filing motions to dismiss along similar grounds as to what they argued in Chancery Court, including arguments that the Court lacks personal jurisdiction over Jacob Anderson, the Company lacks standing to pursue its claims, and the claims otherwise fail as a matter of law. The Company responded to the motions to dismiss and the Court heard oral argument on the motions in June 2026. The court took the matter under advisement and has not yet issued a ruling on the motions to dismiss. To date, the court process has not yet addressed the substance of our claim. Due to the uncertainties and procedural delays associated with matters of litigation, and in recognition of the early-stage of the proceedings, we cannot assure that the outcome of the legal proceedings will be consistent with our objectives.

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

The Company does not agree with the conclusions set forth in the decision based upon its interpretation of Polish law as applied to the manner in which it sells its products and services in Poland and intends to avail itself of all procedural rights of appeal and legal remedies available under applicable law. In February 2026, the Company timely filed an appeal of UOKiK’s administrative decision with Poland’s Court of Competition and Consumer Protection. That appeal is pending. The Polish appeals court set a hearing date of September 1, 2026, to conduct a hearing on the appeal. During the appeal process, the Company expects to continue operations in Poland in the normal course, while evaluating such operational adjustments as may be appropriate to further demonstrate that its operations in Poland do not constitute an unlawful pyramid scheme. While we intend to vigorously defend ourselves against the UOKiK decision, if we are ultimately unsuccessful in our defense of the matter on appeal, we could, among other things, be subject to the administrative fine imposed and may be required to modify, suspend or discontinue certain aspects of our direct selling operations or a material portion of our operations in Poland, which such outcome could have an adverse effect on the Company’s business, financial condition, results of operations, or prospects. Nevertheless, a loss contingency in the amount of approximately $3.90 million was accrued as of June 30, 2026. This loss is presented within “Accrued liabilities, long term” in our consolidated balance sheet. Although we are not aware of any other claims, there is a possible risk that we could become exposed to similar inquiries or proceedings from other regulators in the European Union or the United States. If this were to occur, we could be exposed to further fines or decisions that could have a similar adverse impact on our operations in Europe or the United States. This could have a material adverse impact on the Company’s business, financial condition, results of operations, or prospects given that the majority of the revenues derived from our Conectiv business unit are derived from customers in the European Union.

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

Further, on March 22, 2021, we entered into Securities Purchase Agreements to purchase 100% of the operating assets of SSA Technologies LLC, an entity that owns and operates a FINRA-registered broker-dealer. SSA is controlled and partially owned by Joseph Cammarata, our former Chief Executive Officer. Commencing upon execution of the agreements and through the closing of the transactions, we agreed to provide certain transition service arrangements to SSA. In connection with the transactions, we entered into a Working Capital Promissory Note with SSA under which SSA was to have advanced to us up to $1,500,000 before the end of 2021; however, SSA has only provided advances of $1,200,000 to date. The note bears interest at the rate of 0.11% per annum therefore we recognized $660 worth of interest expense on the loan during the six months ended June 30, 2026. The note was due and payable by January 31, 2022; however, it has not yet been repaid as we consider our legal options in light of SSA’s failure to complete its funding obligations. The note was to have been secured by the pledge of 12,000,000 shares of our common stock; however, it remains unsecured as the pledge of shares was not implemented at the closing of the loan. As a result of his recent incarceration, the Company has been unable to further adjudicate these issues with Mr. Cammarata.

NOTE 11 – SEGMENT REPORTING

The Company has two reportable segments, Direct-to-Consumer Marketing Platform and Manufacturing and Development of Health, Beauty, and Wellness Products. The reportable segments are identified based on the types of products and services that generate revenue.

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

For the six months ended June 30, 2026, and 2025, all intersegment revenues and costs of revenues were eliminated in the Consolidated Statements of Operations.

The Direct-to-Consumer Marketing Platform segment generates revenue through membership fees and the sale of products. The Manufacturing and Development of Health, Beauty, and Wellness Products generates revenue primarily through the sale of health, beauty, and wellness products manufactured and sold to wholesale and retail customers.

The following table illustrates segment revenue and segment net income from operations, including significant expense items reviewed by the CODM for the three months ended June 30, 2026.

	Direct-to-Consumer Marketing Platform	Manufacturing and Development of Health, Beauty, and Wellness Products	Total
Revenue	$2,247,945	$226,334	2,474,279

Less:
Commissions	1,320,741	2,272	1,323,013
Market experts	172,776	-	172,776
Credit card processing	83,525	-	83,525
Salary and related	434,027	421,799	855,826
Depreciation	304	-	304
Cost of sales	46,929	167,903	214,832
General and administrative [1]	848,407	142,222	990,629

Segment net income (loss) from operations	$(658,764)	$(507,862)	$(1,166,626)

[1]	General and administrative costs consist mainly of professional fees, contracting services, insurance, information technology and software, and other payment processing fees.

The following table illustrates segment revenue and segment net income from operations, including significant expense items reviewed by the CODM for the three months ended June 30, 2025.

	Financial Education and Technology	Manufacturing and Development of Health, Beauty, and Wellness Products	Total
Revenue	$7,844,682	$1,350,005	$9,194,687

Less:
Commissions	4,176,102	-	4,176,102
Market experts	186,600	-	186,600
Credit card processing	319,154	-	319,154
Salary and related	430,518	379,116	809,634
Selling and marketing	91,392	(28)	91,364
Depreciation	455	-	455
Cost of sales	-	1,222,669	1,222,669
General and administrative [1]	479,133	285,356	764,489

Segment net income (loss) from operations	$2,161,328	$(537,108)	$1,624,220

[1]	General and administrative costs consist mainly of professional fees, insurance, information technology and software and other payment processing fees.

The following table illustrates the reconciliation of segment operating income to net income (loss) from continuing operations before income taxes for the three months ended June 30, 2026 and 2025.

	June 30, 2026	June 30, 2025
Segment income (loss) from operations	$(1,166,626)	$1,624,220

Reconciling items
Other profit (loss) [1]	(1,838,886)	(872,122)
Bank interest	9,909	56,252
Event ticket sales	-	14,120
All other, net	24,811	(5,763)

Net income (loss) from continuing operations before income taxes	$(2,970,792)	$816,707

[1]	Other profit (loss) is attributable to corporate and nonoperating segment expenses and is therefore not included in the total for segment gross profit (loss).

The following table illustrates segment revenue and segment net income from operations, including significant expense items reviewed by the CODM for the six months ended June 30, 2026.

	Financial Education and Technology	Manufacturing and Development of Health, Beauty, and Wellness Products	Total
Revenue	$5,313,994	502,409	5,816,403

Less:
Commissions	2,993,554	3,434	2,996,988
Market experts	303,476	-	303,476
Credit card processing	202,089	-	202,089
Salary and related	871,783	829,710	1,701,493
Selling and marketing	16,710	295	17,005
Depreciation	604	-	604
Cost of sales	107,271	401,020	508,291
General and administrative [1]	1,404,241	350,503	1,754,744

Segment net income (loss) from operations	$(585,734)	(1,082,553)	(1,668,287)

[1]	General and administrative costs consist mainly of professional fees, contracting services, insurance, information technology and software, and other payment processing fees.

The following table illustrates segment revenue and segment net income from operations, including significant expense items reviewed by the CODM for the six months ended June 30, 2025.

	Financial Education and Technology	Manufacturing and Development of Health, Beauty, and Wellness Products	Total
Revenue	$16,636,125	1,725,670	18,361,795

Less:
Commissions	9,252,605	-	9,252,605
Market experts	361,120	-	361,120
Credit card processing	726,179	-	726,179
Salary and related	840,808	677,208	1,518,016
Selling and marketing	179,211	7,065	186,276
Depreciation	905	-	905
Cost of sales	-	1,554,667	1,554,667
General and administrative [1]	968,490	554,267	1,522,757

Segment net income (loss) from operations	$4,306,807	(1,067,537)	3,239,270

[1]	General and administrative costs consist mainly of professional fees, insurance, information technology and software and other payment processing fees.

The following table illustrates the reconciliation of segment operating income to net income (loss) from continuing operations before income taxes for the six months ended June 30, 2026 and 2025.

	June 30, 2026	June 30, 2025
Segment income (loss) from operations	$(1,668,287)	$3,239,270

Reconciling items
Other profit (loss) [1]	(4,783,672)	(2,688,563)
Event ticket sales	-	52,673
Bank interest	57,922	100,535
All other, net	18,702	(181)

Net income (loss) from continuing operations before income taxes	$(6,375,335)	$703,734

[1]	Other profit (loss) is attributable to corporate and nonoperating segment expenses and is therefore not included in the total for segment gross profit (loss).

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

The Company had no impairments or subsequent observable price changes for its investment in the SPV for the six months ended June 30, 2026. As of June 30, 2026 and December 31, 2025, our investment in the SPV was $3,250,000 and $1,250,000, respectively.

NOTE 13 – DISCONTINUED OPERATIONS

On July 8, 2026, the Company discontinued operations of its subsidiary SAFETek, LLC.

In accordance with the provisions of ASC 205-20, the assets and liabilities have been reflected as discontinued operations in the condensed consolidated balance sheets as of June 30, 2026 and December 31, 2025, and consist of the following:

	June 30, 2026	December 31, 2025
Current assets of discontinued operations:
Prepaid assets	$408	$-
Deposits, current	691,139	936,434
Receivables	23,313	13,194
Total current assets of discontinued operations	$714,860	$949,628

Total fixed assets, net of discontinued operations [1]	$7,726	$118,257

Other assets of discontinued operations:
Deposits	$37,320	$37,320
Total other assets of discontinued operations	$37,320	$37,320

Current liabilities of discontinued operations:
Accounts payable and accrued liabilities	$22,821	$14,029
Payroll liabilities	9,345	1,825
Total current liabilities of discontinued operations	$32,166	$15,854

[1]	Fixed assets of discontinued operations were made up of the following at each balance sheet date:
	Estimated
	Useful
	Life	June 30,	December 31,
	(years)	2026	2025
Computer equipment	3	$4,826	$4,826
Data processing equipment	3	6,875,580	7,381,111
		6,880,406	7,385,937
Accumulated depreciation		(6,872,680)	(7,267,680)
Net book value		$7,726	$118,257

Total depreciation expense for the six months ended June 30, 2026 and 2025, was $110,531 and $350,876, respectively. During the six months ended June 30, 2026, we sold assets with a total net book value of $0 for cash of $9,858 and digital assets worth $2,916, therefore recognized a gain on disposal of assets of $12,774. During the six months ended June 30, 2025, we sold assets with a total net book value of $31,227 for digital assets worth $123,064, therefore recognized a gain on disposal of assets of $91,837.

In accordance with the provisions of ASC 205-20, the results of operations of the discontinued operations for the three and six months ended June 30, 2026 and 2025 have been reflected as discontinued operations in the condensed consolidated statements of operations, and consist of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

Revenue of discontinued operations:
Mining revenue [2]	$557,949	$829,231	$1,112,071	$1,692,175
Total revenue, net of discontinued operations	557,949	829,231	1,112,071	1,692,175

Operating costs and expenses of discontinued operations:
Cost of sales and service [3]	757,434	1,053,300	1,690,321	2,090,899
Advertising, selling, and marketing	-	-	51	-
Salary and related	49,595	81,918	97,884	216,021
Loss (gain) on disposal of assets [1]	(12,774)	(91,837)	(12,774)	(91,837)
General and administrative	70,068	236,524	192,699	555,890
Total operating costs and expenses of discontinued operations	864,323	1,279,905	1,968,181	2,770,973

Operating net income (loss) of discontinued operations	(306,374)	(450,674)	(856,110)	(1,078,798)

Other income (expense) of discontinued operations:

Other income (expense)	63,245	63,245	130,489	126,489
Total other income (expense) of discontinued operations	63,245	63,245	130,489	126,489

Income (loss) before income taxes of discontinued operations	(243,129)	(387,429)	(725,621)	(952,309)
Income tax expense	-	-	-	-
Net income (loss) of discontinued operations	$(243,129)	$(387,429)	$(725,621)	$(952,309)

[2]	Revenue Recognition

Mining Revenue

Through the first week of July 2026, we generated revenue from mining bitcoin. Subsequently, we discontinued our bitcoin mining business. The Company entered into a digital asset mining pool by executing a contract, as amended from time to time, with the mining pool operator to provide computing power to the mining pool. The contract was terminable at any time by either party without penalty. Further, since the contract was continuously renewing, second by second, the mining contract was considered to have a duration of less than 24 hours for accounting purposes. The Company’s enforceable right to compensation only began when the Company provided computing power to the mining pool operator. In exchange for providing computing power, we were entitled to a Full-Pay-Per-Share payout of Bitcoin based on a contractual formula, which calculated our share of block rewards, transaction fees, and mining pool operator fees. We were entitled to consideration even if a block was not successfully placed by the mining pool operator.

Providing computing power to solve complex cryptographic algorithms in support of the Bitcoin blockchain (in a process known as “solving a block”) was an output of the Company’s ordinary activities. The provision of providing such computing power was the only performance obligation in the Company’s contract with the mining pool operator. The transaction consideration the Company received was net of a contractually agreed-upon mining pool operator fee charged and kept by the mining pool operator and was noncash, in the form of Bitcoin. Given that the contract was continuously renewing, and the duration is considered to be less than 24 hours, the Company measured the transaction consideration at fair value on the date Bitcoin was received. The consideration was variable. The amount of consideration recognized was constrained to the amount of consideration received, which was when it was probable a significant reversal would not occur. There was no significant financing component or risk of a significant revenue reversal in these transactions due to the performance obligations and settlement of the transactions being on a daily basis.

[3]	Cost of Sales and Service

Included in our costs of sales and services is amounts paid to hosting and electricity fees that we pay to vendors to set up our mining equipment at third-party sites in order to generate mining revenue.

In accordance with the provisions of ASC 205-20, the cash flow activity from discontinued operations for the six months ended June 30, 2026 and 2025 have been reflected as discontinued operations in the condensed consolidated statements of cash flows, and consists of the following:

	Six Months Ended June 30,
	2026	2025
CASH FLOWS FROM DISCONTINUED OPERATING ACTIVITIES:
Net income (loss)	$(725,621)	$(952,309)
Depreciation	110,531	350,876
(Gain) loss on disposal of assets	(12,774)	(91,837)
Revenue recognized from bitcoin mined	(1,112,071)	(1,692,175)
Operating expenses paid with digital assets	27,246	30,756
Receivables	(10,119)	-
Prepaid assets	(408)	5,421
Deposits	245,295	-
Accounts payable and accrued liabilities	16,312	(26,493)
Net cash provided by (used in) operating activities - discontinuing	$(1,461,609)	$(2,375,761)

CASH FLOWS FROM DISCONTINUED INVESTING ACTIVITIES:
Proceeds from sale of fixed assets	$9,858	$-
Net cash provided by (used in) investing activities - discontinuing	$9,858	$-

NOTE 14 – INCOME TAXES

For the periods ended June 30, 2026, and June 30, 2025, the Company used a discrete effective tax rate method for recording income taxes, as compared to an estimated full-year annual effective tax rate method, as an estimate of the annual effective tax rate cannot be made.

Provision for Income taxes for the three and six months ended June 30, 2026 was ($520) and ($2,553), resulting in an effective tax rate of (0.0)% and (0.0)%. Provision for Income taxes for the three and six months ended June 30, 2025 was $1,000 and $11,000, resulting in an effective tax rate of 0.0% and 0.02%. The provision for income taxes was primarily impacted by pretax book income, permanent differences, and by the change in valuation allowance on deferred tax assets.

NOTE 15 – SUBSEQUENT EVENTS

In accordance with ASC Topic 855, Subsequent Events, we have evaluated subsequent events through the date of this filing and have determined that the following events require disclosure.

During the period subsequent to quarter end, according to the stock repurchase program (see NOTE 10), the Company bought back 552,934 shares of its own common stock for $13,495. These shares are being held by the Company in Treasury.

Additionally, during the first week of August 2026, the Company completed the sale of 1,250,000 Class A Units in Dream SPV VA LLC for aggregate proceeds of approximately $8.3 million. The Company’s cost basis in the Class A Units sold was approximately $1.25 million. Accordingly, the transaction resulted in a gain of approximately $7.05 million.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

All statements in this Report that are not based on historical fact are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements, which are based on certain assumptions and describe our future plans, strategies, and expectations, can generally be identified by the use of forward-looking terms such as “believe,” “expect,” “may,” “should,” “could,” “seek,” “intend,” “plan,” “goal,” “estimate,” “anticipate” or other comparable terms. These forward-looking statements are based on management’s current beliefs and assumptions and information currently available to management and involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance, or achievements of the Company to be materially different from any future results, performance, or achievements expressed or implied by these forward-looking statements. Our forward-looking statements expect that we will be able to expand the scope and scale of our Conectiv network, despite the reductions in revenue experienced by this business segment during 2025, and followed by the more significant contraction in the business that occurred during Q1 and Q2 of 2026. These expectations assume that our Q1 2026 onboarding of certain other direct selling networks will result in material additional sales growth, even though no such sales growth was experienced during Q 2 of 2026, nor can such sales growth be assured as these other direct selling networks that we onboarded consist solely of independent distributors who are not contractually or otherwise required to sell any Conectiv products or services. Our forward-looking statements also assume that we may be able to monetize certain of our private investment units at a profit, even though we have neither secured the formal written consent of our SPV sponsor to that effect; neither have we secured any formal commitment for the purchase of those units. Growth is also expected from our Manufacturing and Development of Health, Beauty and Wellness Products Segment, as we continue to seek out and onboard additional products for sale, even though we have over time experienced reduction in sales of that business unit and have no customer or other sales commitments upon which to base that expectation. Our forward-looking statements also expect that we will ultimately be able to develop retail brokerage operations at Opencash, although we have previously forecasted the commencement of operations and that unit is still in the pre-revenue and early stage of its operations. We plan to do this by, among others, investing the funds we believe are necessary to develop the infrastructure necessary to achieve retail operations. This includes, among others, the onboarding of customer support personnel and software developers, the development and implementation of a marketing strategy, the securing of necessary securities clearing arrangements, and the continued development of the online Opencash trading platform and completing its integration with the proprietary algorithmic trading platform we acquired in September 2021. Despite our best efforts, there can be no assurance that we will be able to achieve these objectives on a timely basis, if at all, as the development of an early-stage securities brokerage business involves inherent regulatory and operational risks and uncertainties, including the uncertain ability of us to integrate the Opencash investment platform application with the proprietary algorithmic trading platform we acquired in September 2021, particularly as the platform we acquired in 2021 has not been placed in commercial service since 2021; thus, any such integration could be subject to IT-related and commercial risks. Furthermore, all of our forward-looking statements presume that we will be able to continue to operate as a going concern in the long-term. As noted in our Quarterly Report on Form 10-Q for the period ended June 30, 2026, should we be unable to monetize all or a portion of our private investments at the amounts we believe are reflective of market value, and should our strategic initiatives fail within the immediate term to mitigate our losses from operations or otherwise achieve their targeted objectives, then in the absence of our ability to access additional debt or equity capital, our ability to sustain our operations in the long-term as a going concern may be subject to doubt. More information on potential factors that could affect our financial results is included from time to time in our public reports filed with the U.S. Securities and Exchange Commission, including the Company’s most recent Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, and Current Reports on Form 8-K. The forward-looking statements made in this release speak only as of the date of this release, and we assume no obligation to update any such forward-looking statements to reflect actual results or changes in expectations, except as otherwise required by law.

Business Overview

We operate a diversified series of business units across key sectors, including a direct-to-consumer (“DTC”) marketing platform designed to promote, sell, and distribute its products and services through a global network of independent distributors directly to end users without reliance on traditional retail intermediaries; a manufacturing, marketing, and sales division focused on proprietary over-the-counter aesthetics, health, nutrition and cognitive wellness products for distribution across wholesale and retail markets through our DTC marketing platform and otherwise; an early-stage online trading platform that intends to offer self-directed retail brokerage services. A bitcoin mining business that we previously operated through July 2026, has been terminated and those operations discontinued commencing the beginning of August 2026.

Results of Operations

Three Months Ended June 30, 2026 Compared to Three Months Ended June 30, 2025

Revenues

	Three Months Ended June 30,		Increase
	2026	2025	(Decrease)
	(unaudited)	(unaudited)
Membership revenue, net of refunds, incentives, credits, and chargebacks	$2,097,376	$7,844,682	$(5,747,306)
Health and wellness product sales	242,552	1,311,698	(1,069,146)
Coffee sales	132,045	-	132,045
Other revenue	2,306	38,307	(36,001)
Total revenue, net	$2,474,279	$9,194,687	$(6,720,408)

During the three months ended June 30, 2026, our financial results were adversely affected as we continued to experience significant headwinds across virtually all of our operating segments. Most significantly, our DTC marketing platform experienced a year-over-year 73% reduction in quarterly revenue, from $7.8 million to $2.1 million, which we believe is directly attributable to a contraction of our European marketing network in response to the December 2025 formal administrative decision issued by UOKiK, Poland’s Office of Competition and Consumer Protection. Our Q2 2026 results were further impacted by a year-over-year 82% decrease in Health and Wellness product sales, from $1.3 million to $0.2 million. Collectively, the decline in business segment revenue contributed to a consolidated net loss from operations of $2.1 million for the quarter, compared to net income from operations of $0.4 million for the three months ended June 30, 2025.

In response to these trends, during Q4 2025 and Q1 2026, we announced a strategic transition of our direct-to-consumer business unit toward a more diversified operating platform which is expected to integrate our health and wellness and consumer products offerings, with our existing financial education products and services offerings. Also, during the fourth quarter of 2025 and the second quarter of 2026, we commenced the expansion of our direct-selling networks through the onboarding of two additional selling networks. Despite our expectations that these initiatives were expected to expand our global distributor network, diversify our revenue base, and supplement the network capacity and revenue streams, no such expansion or improvement in our operations has, thus far, occurred in 2026.

In addition, in response to the UOKiK decision, we continue to take active steps to address the findings, including appealing the decision and continuing our operations in Poland, as we remain committed to operating in Poland in full compliance with applicable laws. Based on our analysis of the applicable legal standards and our review of sales activity within Poland, in which the predominant portion of revenue is derived from membership sales driven by our members, we believe that the Conectiv direct selling business operating within Poland complies with all applicable legal standards, and we will continue to challenge the conclusions reached by UOKiK to the extent permitted within the Polish legal system.

Operating Costs and Expenses

	Three Months Ended June 30,		Increase
	2026	2025	(Decrease)
	(unaudited)	(unaudited)
Cost of sales and service	$387,609	$1,409,268	$(1,021,659)
Commissions	1,323,013	4,176,102	(2,853,089)
Salary and related	1,196,505	1,646,491	(449,986)
Professional fees	392,456	406,103	(13,647)
General and administrative	1,232,796	1,123,143	201,208
Total operating costs and expenses	$4,532,379	$8,761,107	$(4,228,728)

Operating costs decreased $4,228,728 or (48%), from $8,761,107 for the three months ended June 30, 2025, to $4,532,379 for the three months ended June 30, 2026. The decrease can be explained by a reduction in commissions of $2.9 million, which was a result of a decrease in our membership revenue, a reduction in salary and related, which was a result of a decrease in stock-based compensation expense due to certain directors and executive officers of the Company’s management team forfeiting unvested stock options, and a decrease of $1.0 million in cost of sales and service due to decrease in membership revenue and health and wellness product sales. These decreases were partly offset by an increase in general and administrative expenses.

Other Income and Expenses

	Three Months Ended June 30,
	2026	2025	Change
	(unaudited)	(unaudited)
Gain (loss) on fair value of derivative liability	-	2,248	(2,248)
Realized gain (loss) on digital assets	(26,741)	132,995	(159,736)
Unrealized gain (loss) on digital assets	(647,016)	399,442	(1,046,458)
Interest expense	(4,675)	(7,333)	2,658
Interest expense, related parties	(309,670)	(309,670)	-
Other income (expense)	75,410	165,445	(90,035)
Total other income (expense)	$(912,692)	$383,127	$(1,295,819)

We recorded other expense of $912,692 for the three months ended June 30, 2026, which was an increase of $1,295,819, or 338%, from the prior year’s other income of $383,127. The change is due to an increase in the unrealized loss on digital assets in the current period of $647 thousand compared to a gain of $399 thousand in the prior year and a realized loss on digital assets in the current period of $27 thousand compared to a realized gain in the prior year of $133 thousand.

Six Months Ended June 30, 2026 Compared to Six Months Ended June 30, 2025

Revenues

	Six Months Ended June 30,		Increase
	2026	2025	(Decrease)
	(unaudited)	(unaudited)
Membership revenue, net of refunds, incentives, credits, and chargebacks	$4,840,395	$16,636,125	$(11,795,730)
Health and wellness product sales	511,324	1,680,019	(1,168,695)
Coffee sales	452,505	-	452,505
Other revenue	12,179	45,651	(33,472)
Total revenue, net	$5,816,403	$18,361,795	$(12,545,392)

During the six months ended June 30, 2026, our financial results were adversely affected as we continued to experience significant headwinds across virtually all of our operating segments. Most significantly, our DTC marketing platform experienced a year-over-year 71% reduction in revenue, from $16.6 million to $4.8 million, which we believe is directly attributable to a contraction of our European marketing network in response to the December 2025 formal administrative decision issued by UOKiK, Poland’s Office of Competition and Consumer Protection. Our 2026 results were further impacted by a year-over-year 70% decrease in Health and Wellness product sales, from $1.7 million to $0.5 million. Collectively, the decline in business segment revenue contributed to a consolidated net loss from operations of $4.3 million for first six months of 2026, compared to net income from operations of $0.6 million for the first half of 2025.

In response to these trends, during Q4 2025 and Q1 of 2026, we announced a strategic transition of our direct-to-consumer business unit toward a more diversified operating platform, which is expected to integrate our health and wellness and consumer products offerings, with our existing financial education products and services offerings. Also, during the fourth quarter of 2025 and subsequent to the close of the first quarter of 2026, we commenced the expansion of our direct-selling networks through the onboarding of two additional selling networks. Despite our expectations that these initiatives were expected to offer the potential to expand our global distributor network, diversify our revenue base, and supplement the network capacity and revenue streams, no such expansion or improvement in our operations has, thus far, occurred in 2026.

In addition, in response to the UOKiK decision, we continue to take active steps to address the findings, including appealing the decision and continuing our operations in Poland, as we remain committed to operating in Poland in full compliance with applicable laws. Based on our analysis of the applicable legal standards and our review of sales activity within Poland, in which the predominant portion of revenue is derived from membership sales driven by our members, we believe that the Conectiv direct selling business operating within Poland complies with all applicable legal standards, and we will continue to challenge the conclusions reached by UOKiK to the extent permitted within the Polish legal system.

Operating Costs and Expenses

	Six Months Ended June 30,		Increase
	2026	2025	(Decrease)
	(unaudited)	(unaudited)
Cost of sales and service	$811,769	$1,915,787	$(1,104,018)
Commissions	2,996,988	9,252,605	(6,255,617)
Salary and related	2,936,870	3,213,480	(276,610)
Professional fees	1,140,313	1,003,708	136,605
General and administrative	2,224,792	2,327,591	66,663
Total operating costs and expenses	$10,110,732	$17,713,171	$(7,602,439)

Operating costs decreased $7,602,439 or (43%), from $17,713,171 for the six months ended June 30, 2025, to $10,110,732 for the six months ended June 30, 2026. The decrease can be explained by a reduction in commissions of $6.3 million, which was a result of a decrease in our membership revenue, a reduction in salary and related, which was a result of a decrease in stock-based compensation expense due to certain directors and executive officers of the Company’s management team forfeiting unvested stock options, and a decrease of $1.1 million in cost of sales and service due to decrease in membership revenue and health and wellness product sales. These decreases were partly offset by an increase in professional fees and general and administrative expenses.

Other Income and Expenses

	Six Months Ended June 30,
	2026	2025	Change
	(unaudited)	(unaudited)
Gain (loss) on fair value of derivative liability	-	153	(153)
Realized gain (loss) on digital assets	(51,731)	119,743	(171,474)
Unrealized gain (loss) on digital assets	(1,698,396)	179,258	(1,877,654)
Interest expense	(9,298)	(11,956)	2,658
Interest expense, related parties	(618,414)	(618,414)	-
Other income (expense)	296,833	386,326	(89,493)
Total other income (expense)	$(2,081,006)	$55,110	$(2,136,116)

We recorded other expense of $2,081,006 for the six months ended June 30, 2026, which was an increase of $2,136,116, or 3,876%, from the prior year’s other income of $55,110. The change is due to an increase in the unrealized loss on digital assets in the current period of $1.7 million compared to a gain of $179 thousand in the prior year and a realized loss on digital assets in the current period of $52 thousand compared to a realized gain in the prior year of $120 thousand.

Liquidity and Capital Resources

During the six months ended June 30, 2026, we recorded a net loss from operations of $4,294,329 and a net loss of $7,103,509. During that period, we were able to meet our short-and long-term working capital and capital expenditure requirements.

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

At June 30, 2026, we had available liquidity, including a working capital deficit of $881 thousand (including $2.0 million in cash and cash equivalents), and a digital asset balance at a fair value of $4,016,380. These amounts were sufficient to sustain our losses from operations during the first half of the year. Should our losses continue at this level for more than the short-term, in the absence of our ability to access additional capital, our ability to sustain our operations in the long-term as a going concern will be subject to doubt.

While we do not believe that our operating losses will continue at this level for the longer term, based on recent efforts we have made to, among others, expand our direct selling network, diversify our revenue base, transition our direct-to-consumer business unit toward a more diversified operating platform, wind-down our bitcoin mining operations starting July 2026, and implement broad-based cost-cutting initiatives,, even though our operations have not yet reflected any such expected improvement. However, notwithstanding the time it may take to reflect an improvement in operations, we still believe that we will be able to sustain our operations for at least the next twelve months since, during August 2026, we have been able to monetize our private investments, and at amounts that are significantly appreciated above our purchase price. See “NOTE 15 – SUBSEQUENT EVENTS.”

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations (Regulation S-X) of the Securities and Exchange Commission (the “SEC”) and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the three months ended June 30, 2026, are not necessarily indicative of the operating results that may be expected for our year ending December 31, 2026, as will be included in the filing of our Annual Report on Form 10-K for the year ending December 31, 2026. These unaudited condensed consolidated financial statements should be read in conjunction with the December 31, 2025 consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2025.

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

Revenue Recognition

Membership Revenue

Most of our revenue is generated by membership sales and payment is received at the time of purchase. In some cases, customers use earned commissions to pay or partially pay for a membership. We recognize membership revenue in accordance with ASC Subtopic 606-10, Revenue from Contracts with Customers (“ASC 606-10”), where revenue is measured based on a consideration specified in a contract with a customer and recognized when we satisfy the performance obligation specified in each contract. Our performance obligation is to provide our tools, products, and content over a fixed membership period; therefore, we recognize revenue ratably over the membership period and deferred revenue is recorded for the portion of the membership period subsequent to each reporting date. Additionally, we offer a designated trial period to first-time membership customers, during which a full refund can be requested if a customer does not wish to continue with the membership. Revenues are deferred during the trial period as collection is not probable until that time has passed. Revenues are presented net of refunds, sales incentives, credits, and known and estimated credit card chargebacks. As of June 30, 2026, and December 31, 2025, our deferred revenues for membership revenue were $476,622 and $821,903, respectively.

Health and Wellness Product Sales and Other Revenue

Through our wholly owned subsidiary, Renu Laboratories LLC, we generate revenue by manufacturing and selling health, beauty, and wellness products. We recognize health and wellness product sales revenue in accordance with ASC 606-10. The Company’s performance obligation is complete when control of the promised goods is transferred to a customer, at which time the Company recognizes revenue in an amount that reflects the consideration the Company expects to receive in exchange for those goods. The Company’s terms for the sale are based on free on board (FOB) shipping point, where the control passes to the customer once the product leaves our warehouse. The Company determines collectability by requiring certain customers to pay before control is transferred and by performing ongoing credit evaluations and monitoring customer accounts receivable balances. As of June 30, 2026, and December 31, 2025, deposits collected from customers for orders to be filled at a future date were $91,566 and $108,061, respectively, which are recorded as deferred revenue in the Consolidated Balance Sheets.

Shipping and direct costs charged to customers, along with fees collected from customers for storing their products in our warehouse facility located in Warminster, Pennsylvania are included in revenue as Other Revenue. Shipping and direct costs incurred by the Company are included in Cost of Sales and Service.

Coffee Sales

In January 2026, the Company started selling a proprietary brand of coffee. The Company’s performance obligation is to deliver the coffee to customers. Therefore, revenue is recognized once delivery occurs. Customers remit payment at the time of order placement, therefore payment received by the Company prior to coffee delivery is recorded as deferred revenue. As of June 30, 2026, the Company had $30,180 of deferred revenue for its coffee sales. Shipping and handling costs that occur are paid by the customer and are recorded as revenue. The Company has a policy to provide a refund on any product returned by the customer.

Revenue generated for the three months ended June 30, 2026, was as follows:

	Membership revenue	Health and wellness product sales	Coffee Sales	Other Revenue	Total
Gross billings/receipts	$2,183,419	$242,645	$132,727	$2,306	$2,561,097
Refunds, incentives, credits, and chargebacks	(86,043)	(93)	(682)	-	(86,818)
Net revenue	$2,097,376	$242,552	$132,045	$2,306	$2,474,279

Foreign revenues for the three months ended June 30, 2026 were approximately $0.9 million while domestic revenue for the three months ended June 30, 2026 was approximately $1.6 million.

Revenue generated for the three months ended June 30, 2025, was as follows:

	Membership revenue	Health and wellness product sales	Other Revenue	Total
Gross billings/receipts	$8,199,283	$1,311,747	$38,307	$9,549,337
Refunds, incentives, credits, and chargebacks	(354,601)	(49)	-	(354,650)
Net revenue	$7,844,682	$1,311,698	$38,307	$9,194,687

Foreign revenues for the three months ended June 30, 2025, were approximately $6.7 million while domestic revenue for the three months ended June 30, 2025 was approximately $2.5 million.

Revenue generated for the six months ended June 30, 2026, was as follows:

	Membership revenue	Health and wellness product sales	Coffee Sales	Other Revenue	Total
Gross billings/receipts	$5,037,436	$513,037	$482,812	$12,179	$6,045,464
Refunds, incentives, credits, and chargebacks	(197,041)	(1,713)	(30,307)	-	(229,061)
Net revenue	$4,840,395	$511,324	$452,505	$12,179	$5,816,403

Foreign revenues for the six months ended June 30, 2026 were approximately $2.3 million while domestic revenue for the six months ended June 30, 2026 was approximately $3.5 million.

Revenue generated for the six months ended June 30, 2025, was as follows:

	Membership revenue	Health and wellness product sales	Other Revenue	Total
Gross billings/receipts	$17,639,140	$1,680,190	$45,651	$19,364,981
Refunds, incentives, credits, and chargebacks	(1,003,015)	(171)	-	(1,003,186)
Net revenue	$16,636,125	$1,680,019	$45,651	$18,361,795

Foreign revenues for the six months ended June 30, 2025, were approximately $14.4 million while domestic revenue for the six months ended June 30, 2025 was approximately $4.0 million.

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

Changes in Internal Controls

There were no changes in our internal controls over financial reporting during the fiscal quarter ended June 30, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

During the six months ended June 30, 2026, our financial results were adversely affected as we experienced significant headwinds across virtually all of our operating segments. Collectively, the decline in business segment revenue contributed to a consolidated net loss from operations of $4.3 million for the six months ended June 30, 2026, compared to net income from operations of $0.6 million for the six months ended June 30, 2025. Should our losses continue at this level for more than the short-term, in the absence of our ability to access additional capital, our ability to sustain our operations in the long-term as a going concern will be subject to doubt.

While we do not believe that our operating losses will continue at this level for the longer term, based on recent efforts we have made to, among others, expand our direct selling network, diversify our revenue base, transition our direct-to-consumer business unit toward a more diversified operating platform, wind-down our bitcoin mining operations starting July 2026, and implement broad-based cost-cutting initiatives; our expectations have still not been realized as our operations have not yet reflected any such expected improvement. However, notwithstanding the time it may take to reflect an improvement in operations, we believe that we will be able to sustain our operations for at least the next twelve months since during August 2026 we have been able to monetize our private investments, and at amounts that are significantly appreciated above our purchase price.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 – MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5 – OTHER INFORMATION

During the three months ended June 30, 2026, no director or “officer” as defined in Rule 16a-1(f) under the Exchange Act adopted or terminated any Rule 10b5-1 trading arrangements or any non-Rule 10b5-1 trading arrangements, in both cases as defined in Item 408 of Regulation S-K.

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

INVESTVIEW, INC.

Dated: August 14, 2026	By:	/s/ Victor M. Oviedo
Victor M. Oviedo
Chief Executive Officer
(Principal Executive Officer)

Dated: August 14, 2026	By:	/s/ Ralph R. Valvano
Ralph R. Valvano
Chief Financial Officer
(Principal Financial Officer and Accounting Officer)

