Form 10-Q
period 2026-09-30
Investview, Inc.
filed 2026-11-13
CIK 862651

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED

September 30, 2026

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

As of November 6, 2026, there were 1,842,419,385 shares of common stock, $0.001 par value, outstanding.

INVESTVIEW, INC.

Form 10-Q for the Three and Nine Months Ended September 30, 2026

Table of Contents

PART I – FINANCIAL INFORMATION	3
ITEM 1 – FINANCIAL STATEMENTS	3
Condensed Consolidated Balance Sheets as of September 30, 2026 (Unaudited) and December 31, 2025	3
Condensed Consolidated Statements of Operations and Other Comprehensive Income (Loss) for the Three and Nine Months Ended September 30, 2026 and 2025 (Unaudited)	4
Condensed Consolidated Statements of Stockholders’ Equity (Deficit) for the Three and Nine Months Ended September 30, 2026 and 2025 (Unaudited)	5
Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2026 and 2025 (Unaudited)	6
Notes to Condensed Consolidated Financial Statements as of September 30, 2026 (Unaudited)	7
ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	34
ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	42
ITEM 4 – CONTROLS AND PROCEDURES	42
PART II – OTHER INFORMATION	43
ITEM 1 – LEGAL PROCEEDINGS	43
ITEM 1.A – RISK FACTORS	43
ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	43
ITEM 3 – DEFAULTS UPON SENIOR SECURITIES	43
ITEM 4 – MINE SAFETY DISCLOSURES	43
ITEM 5 – OTHER INFORMATION	43
ITEM 6 – EXHIBITS	44
SIGNATURE PAGE	45

PART I – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

INVESTVIEW, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2026	2025

ASSETS
Current assets:
Cash and cash equivalents	$12,943,275	$9,992,443
Prepaid assets	400,258	361,444
Deposits, current	109,708	104,926
Receivables	230,471	556,384
Inventory	844,969	663,000
Income tax paid in advance	261,429	367,718
Current assets of discontinued operations	40,395	949,628
Total current assets	14,830,505	12,995,543

Fixed assets, net	1,507,852	1,524,730
Fixed assets, net of discontinued operations	-	118,257
Total fixed assets, net	1,507,852	1,642,987

Other assets:
Digital assets	5,664,813	5,464,011
Equity investment	-	1,250,000
Intangible assets, net	10,799	10,799
Operating lease right-of-use asset	11,356	76,774
Deposits	13,699	19,421
Other assets of discontinued operations	-	37,320
Total other assets	5,700,667	6,858,325

Total assets	$22,039,024	$21,496,855

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued liabilities	$2,992,797	$3,325,346
Payroll liabilities	171,739	55,983
Income tax payable	106,408	215,752
Deferred revenue	406,794	952,977
Dividend liability	231,893	239,776
Operating lease liability, current	11,575	70,344
Related party debt, net of discounts, current	1,206,877	1,205,887
Debt, net of discounts, current	101,855	29,244
Current liabilities of discontinued operations	3,649	15,854
Total current liabilities	5,233,587	6,111,163

Operating lease liability, long term	-	6,539
Accrued liabilities, long term	3,864,023	4,135,276
Related party debt, net of discounts, long term	2,091,440	1,838,808
Debt, net of discounts, long term	472,246	480,155
Total long-term liabilities	6,427,709	6,460,778

Total liabilities	11,661,296	12,571,941

Commitments and contingencies	-	-

Stockholders’ equity (deficit):
Preferred stock, par value: $0.001; 50,000,000 shares authorized, 252,192 and 252,192 issued and outstanding as of September 30, 2026 and December 31, 2025, respectively	252	252
Common stock, par value $0.001; 10,000,000,000 shares authorized; 1,860,376,075 and 1,860,376,075 shares issued and 1,843,064,482 and 1,847,886,365 outstanding as of September 30, 2026 and December 31, 2025, respectively	1,860,375	1,860,375
Additional paid in capital	104,394,465	104,110,876
Treasury stock, at cost, 17,311,593 and 12,489,710 shares as of September 30, 2026 and December 31, 2025, respectively	(352,611)	(246,898)
Accumulated other comprehensive income (loss)	(23,218)	(23,218)
Accumulated deficit	(95,516,338)	(96,789,073)
Accumulated noncontrolling interest	14,803	12,600
Total stockholders’ equity (deficit)	10,377,728	8,924,914

Total liabilities and stockholders’ equity (deficit)	$22,039,024	$21,496,855

The accompanying notes are an integral part of these condensed consolidated financial statements.

INVESTVIEW, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND OTHER COMPREHENSIVE INCOME (LOSS)

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025

Revenue:
Membership revenue, net of refunds, incentives, credits, and chargebacks	$1,819,488	$7,066,734	$6,659,883	$23,702,859
Health and wellness product sales	238,372	1,029,673	749,696	2,709,692
Coffee sales	177,636	-	630,141	-
Other revenue	3,084	32,598	15,263	78,249
Total revenue, net	2,238,580	8,129,005	8,054,983	26,490,800

Operating costs and expenses:
Cost of sales and service	336,811	1,101,304	1,148,580	3,017,091
Commissions	1,229,147	4,008,062	4,226,135	13,260,667
Salary and related	1,380,535	1,717,067	4,317,405	4,930,547
Professional fees	286,646	534,687	1,426,959	1,538,395
General and administrative	1,067,365	1,454,817	3,292,157	3,782,408
Total operating costs and expenses	4,300,504	8,815,937	14,411,236	26,529,108

Net income (loss) from operations	(2,061,924)	(686,932)	(6,356,253)	(38,308)

Other income (expense):
Gain (loss) on settlement	-	(111,277)	-	(111,277)
Gain (loss) on investment	9,588,570	-	9,588,570	-
Gain (loss) on fair value of derivative liability	-	(20)	-	133
Realized gain (loss) on digital assets	(37,997)	(42,737)	(89,728)	77,006
Unrealized gain (loss) on digital assets	1,717,496	219,771	19,100	399,029
Interest expense	(5,620)	(4,726)	(14,918)	(16,682)
Interest expense, related parties	(310,594)	(310,594)	(929,008)	(929,008)
Other income (expense)	148,367	371,782	445,200	758,108
Total other income (expense)	11,100,222	122,199	9,019,216	177,309

Income (loss) from continued operations before income taxes	9,038,298	(564,733)	2,662,963	139,001
Income tax benefit (expense)	(160,104)	-	(162,657)	(11,000)
Net income (loss) of continued operations	8,878,194	(564,733)	2,500,306	128,001

Discontinued operations:
Net income (loss) of discontinued operations before income taxes	13,432	(287,630)	(712,189)	(1,239,939)
Income tax benefit (expense)	101,326	-	101,326	-
Net income (loss) of discontinued operations	114,758	(287,630)	(610,863)	(1,239,939)

Net income (loss)	8,992,952	(852,363)	1,889,443	(1,111,938)
Net income (loss) attributable to noncontrolling interest	(147)	1,780	2,203	2,574
Net income (loss) attributable to Investview, Inc.	8,993,099	(854,143)	1,887,240	(1,114,512)

Dividends on Preferred Stock	(204,835)	(204,835)	(614,505)	(614,505)

Net income (loss) applicable to common shareholders	$8,788,264	$(1,058,978)	$1,272,735	$(1,729,017)

Continuing operations:
Basic income (loss) per common share	$0.00	$(0.00)	$0.00	$0.00
Diluted income (loss) per common share	$0.00	$(0.00)	$0.00	$0.00

Basic weighted average number of common shares outstanding	1,844,159,552	1,853,465,349	1,845,558,194	1,856,658,888
Diluted weighted average number of common shares outstanding	2,879,443,834	1,853,465,349	2,880,842,476	2,893,087,459

Discontinuing operations:
Basic income (loss) per common share	$0.00	$(0.00)	$(0.00)	$(0.00)
Diluted income (loss) per common share	$0.00	$(0.00)	$(0.00)	$(0.00)

Basic weighted average number of common shares outstanding	1,844,159,552	1,853,465,349	1,845,558,194	1,856,658,888
Diluted weighted average number of common shares outstanding	2,879,443,834	1,853,465,349	1,845,558,194	1,856,658,888

The accompanying notes are an integral part of these condensed consolidated financial statements.

INVESTVIEW, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2026 AND 2025

								Accumulated
					Additional			Other
	Preferred Stock		Common Stock		Paid in	Treasury Stock		Comprehensive	Accumulated	Noncontrolling
	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Income (Loss)	Deficit	Interest	Total
Balance, December 31, 2024	252,192	$252	1,859,231,786	$1,859,231	$102,560,320	-	$-	$(23,218)	$(87,205,070)	$8,070	$17,199,585
Cumulative effect adjustment upon adoption of ASU 2023-08	-	-	-	-	-	-	-	-	148,346	-	148,346
Common stock issued for services and other stock-based compensation	-	-	-	-	387,634	-	-	-	-	-	387,634
Common stock repurchased and held as treasury stock	-	-	-	-	-	1,089,286	(24,006)	-	-	-	(24,006)
Dividends	-	-	-	-	-	-	-	-	(204,835)	-	(204,835)
Net income (loss)	-	-	-	-	-	-	-	-	(685,866)	(1,987)	(687,853)
Balance, March 31, 2025	252,192	$252	1,859,231,786	$1,859,231	$102,947,954	1,089,286	$(24,006)	$(23,218)	$(87,947,425)	$6,083	$16,818,871
Common stock issued for services and other stock-based compensation	-	-	-	-	386,238	-	-	-	-	-	386,238
Common stock repurchased and held as treasury stock	-	-	-	-	-	1,870,931	(20,636)	-	-	-	(20,636)
Dividends	-	-	-	-	-	-	-	-	(204,835)	-	(204,835)
Net income (loss)	-	-	-	-	-	-	-	-	425,497	2,781	428,278
Balance, June 30, 2025	252,192	$252	1,859,231,786	$1,859,231	$103,334,192	2,960,217	$(44,642)	$(23,218)	$(87,726,763)	$8,864	$17,407,916
Common stock issued for services and other stock-based compensation	-	-	-	-	390,483	-	-	-	-	-	390,483
Common stock repurchased and held as treasury stock	-	-	-	-	-	5,541,286	(92,619)	-	-	-	(92,619)
Dividends	-	-	-	-	-	-	-	-	(204,835)	-	(204,835)
Net income (loss)	-	-	-	-	-	-	-	-	(854,143)	1,780	(852,363)
Balance, September 30, 2025	252,192	$252	1,859,231,786	$1,859,231	$103,724,675	8,501,503	$(137,261)	$(23,218)	$(88,785,741)	$10,644	$16,648,582

Balance, December 31, 2025	252,192	$252	1,860,376,075	$1,860,375	$104,110,876	12,489,710	$(246,898)	$(23,218)	$(96,789,073)	$12,600	$8,924,914
Common stock issued for services and other stock-based compensation	-	-	-	-	403,370	-	-	-	-	-	403,370
Common stock repurchased and held as treasury stock	-	-	-	-	-	1,710,963	(44,624)	-	-	-	(44,624)
Dividends	-	-	-	-	-	-	-	-	(204,835)	-	(204,835)
Net income (loss)	-	-	-	-	-	-	-	-	(3,892,031)	2,963	(3,889,068)
Balance, March 31, 2026	252,192	$252	1,860,376,075	$1,860,375	$104,514,246	14,200,673	$(291,522)	$(23,218)	$(100,885,939)	$15,563	$5,189,757
Common stock issued for services and other stock-based compensation	-	-	-	-	(156,817)	-	-	-	-	-	(156,817)
Common stock repurchased and held as treasury stock	-	-	-	-	-	1,152,079	(25,420)	-	-	-	(25,420)
Dividends	-	-	-	-	-	-	-	-	(204,835)	-	(204,835)
Net income (loss)	-	-	-	-	-	-	-	-	(3,213,828)	(613)	(3,214,441)
Balance, June 30, 2026	252,192	$252	1,860,376,075	$1,860,375	$104,357,429	15,352,752	$(316,942)	$(23,218)	$(104,304,602)	$14,950	$1,588,244
Common stock issued for services and other stock-based compensation	-	-	-	-	37,036	-	-	-	-	-	37,036
Common stock repurchased and held as treasury stock	-	-	-	-	-	1,958,841	(35,669)	-	-	-	(35,669)
Dividends	-	-	-	-	-	-	-	-	(204,835)	-	(204,835)
Net income (loss)	-	-	-	-	-	-	-	-	8,993,099	(147)	8,992,952
Balance, September 30, 2026	252,192	$252	1,860,376,075	$1,860,375	$104,394,465	17,311,593	$(352,611)	$(23,218)	$(95,516,338)	$14,803	$10,377,728

The accompanying notes are an integral part of these condensed consolidated financial statements.

INVESTVIEW, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$2,500,306	$128,001
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	154,182	121,667
Amortization of debt discount	252,632	252,632
Stock issued for services and other stock-based compensation	283,589	1,164,355
Lease cost, net of repayment	110	(101)
(Gain) loss on fair value of derivative liability	-	(133)
(Gain) loss on investment	(9,588,570)	-
Change in fair value of digital assets	(19,100)	(399,029)
Realized (gain) loss on digital assets	89,728	(77,006)
Digital assets collected for membership revenue	(93,733)	(1,015,276)
Operating expenses paid with digital assets	252,995	1,462,694
Changes in operating assets and liabilities:
Receivables	325,913	(148,024)
Inventory	(181,969)	(598,358)
Prepaid assets	(38,814)	104,864
Income tax paid in advance	106,289	-
Deposits	940	(208,325)
Accounts payable and accrued liabilities	(485,521)	(278,532)
Income tax payable	(109,344)	(1,307)
Deferred revenue	(551,790)	(838,768)
Accrued interest	14,918	14,054
Accrued interest, related parties	676,377	676,377
Net cash provided by (used in) operating activities - continuing	(6,410,862)	359,785
Net cash provided by (used in) operating activities - discontinuing	(716,546)	(3,465,671)
Net cash provided by (used in) operating activities	(7,127,408)	(3,105,886)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of digital assets	(357,522)	(4,815,947)
Proceeds from sale of digital assets	943,807	4,911,971
Cash received from sale of Dream SPV investment	12,838,570	-
Cash paid for Dream SPV investment	(2,000,000)	-
Cash paid for fixed assets	(137,304)	(514,716)
Net cash provided by (used in) investing activities - continuing	11,287,551	(418,692)
Net cash provided by (used in) investing activities - discontinuing	9,858	-
Net cash provided by (used in) investing activities	11,297,409	(418,692)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments for related party debt	(675,387)	(675,387)
Repayments for debt	(30,216)	(21,933)
Proceeds from debt	80,000	-
Purchase of Treasury Stock	(105,713)	(137,261)
Payments for shares repurchased from former related parties	-	(2,528,820)
Dividends paid	(487,853)	(499,275)
Net cash provided by (used in) financing activities - continuing	(1,219,169)	(3,862,676)
Net cash provided by (used in) financing activities - discontinuing	-	-
Net cash provided by (used in) financing activities	(1,219,169)	(3,862,676)

Net increase (decrease) in cash and cash equivalents	2,950,832	(7,387,254)
Cash and cash equivalents - beginning of period	9,992,443	22,467,710
Cash and cash equivalents - end of period	$12,943,275	$15,080,456

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$705,603	$697,320
Income taxes	$57,530	$8,000
Non-cash investing and financing activities - continuing:
Digital assets collected for deferred coffee sales	$5,607	$-
Dividends declared	$614,505	$614,505
Dividends paid with digital assets	$134,535	$121,200
Cumulative effect adjustment upon adoption of ASU 2023-08	$-	$148,346
Non-cash investing and financing activities - discontinuing:
Digital assets received from sale of fixed assets	$23,520	$144,478

The accompanying notes are an integral part of these condensed consolidated financial statements.

INVESTVIEW, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2026

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations (Regulation S-X) of the Securities and Exchange Commission (the “SEC”) and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the nine months ended September 30, 2026, are not necessarily indicative of the operating results that may be expected for our year ending December 31, 2026, as will be included in the filing of our Annual Report on Form 10-K for the year ending December 31, 2026. These unaudited condensed consolidated financial statements should be read in conjunction with the December 31, 2025 consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2025.

Principles of Consolidation

The consolidated financial statements include the accounts of Investview, Inc., and our wholly owned subsidiaries: Conectiv LLC, SAFETek, LLC, Investview Financial Group Holdings, LLC, Opencash Finance, Inc., Opencash Securities, LLC, Investview MTS, LLC, myLife Wellness Company, myLife Wellness LLC, and Renu Laboratories LLC. The Company also owns 50% of ELRT Technologies, LLC, which has been included in the consolidated financial statements, and the Company has recorded a noncontrolling interest for the interest that it does not own. All intercompany transactions and balances have been eliminated in consolidation.

Discontinued Operations

The Company follows the provisions of ASC 205-20, Presentation of Discontinued Operations, which requires separate reporting if a component of the company is disposed of or is classified as held for sale. In order to recognize discontinued operation, a major product line or division of an entity must be both a component and a strategic shift in operations. The Company assessed its digital asset mining business and determined it met the criteria of ASC 205-20. We disclosed our discontinued operations separately in the condensed consolidated balance sheets, statements of operations and other comprehensive income (loss), and statements of cash flows as discontinued operations. See NOTE 13 – DISCONTINUED OPERATIONS.

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

Concentration of Credit Risk

Financial instruments that potentially expose us to concentration of credit risk include cash, accounts receivable, and advances. We place our cash and temporary cash investments with credit quality institutions. At times, such investments may be in excess of the Federal Deposit Insurance Corporation (“FDIC”) insurance limit of $250,000. As of September 30, 2026 and December 31, 2025, cash balances that exceeded FDIC limits were $11,819,874 and $8,115,922, respectively. We have not experienced significant losses relating to these concentrations in the past.

Cash Equivalents

For purposes of reporting cash flows, we consider all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. As of September 30, 2026, and December 31, 2025, we had no cash equivalents.

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

Receivables were made up of the following as of each balance sheet date:

	September 30,	December 31,
	2026	2025
Due from merchant processors	$90,477	$61,779
Held in reserve by merchant processors for future returns and chargebacks	20,514	22,309
Due from payout service providers	86,927	109,367
Accounts and other receivables	35,248	362,929
	233,166	556,384
Allowance for doubtful accounts	(2,695)	-
	$230,471	$556,384

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

Fixed assets were made up of the following at each balance sheet date:

	Estimated
	Useful
	Life	September 30,	December 31,
	(years)	2026	2025
Furniture, fixtures, and equipment	10	$13,108	$13,108
Computer equipment	3	34,404	32,021
Manufacturing equipment	3-25	1,810,914	1,675,993
		1,858,426	1,721,122
Accumulated depreciation		(350,574)	(196,392)
Net book value		$1,507,852	$1,524,730

Total depreciation expense for the nine months ended September 30, 2026 and 2025, was $154,182 and $121,667, respectively.

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

Equity investments without readily determinable fair values

Equity investments without readily determinable fair values are accounted for under the measurement alternative. Under the measurement alternative, the carrying value is measured at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or similar investment of the same issuer. Changes in value and impairments of equity investments without readily determinable fair values are recognized in “Gain (loss) on investment” in our condensed consolidated statement of operations. Equity investments without readily determinable fair values are presented as “Equity investment” in our consolidated balance sheet (see NOTE 12).

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

We evaluate the recoverability of long-lived assets based upon future net cash flows expected to result from the asset, including eventual disposition. Should impairment in value be indicated, the carrying value of intangible assets will be adjusted and an impairment loss is recorded equal to the difference between the asset’s carrying value and fair value or disposable value. During the nine months ended September 30, 2026 and 2025, no impairment was recorded.

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

Our financial instruments consist of cash, accounts receivable and accounts payable, and debt. We have determined that the book value of our outstanding financial instruments as of September 30, 2026, and December 31, 2025, approximates the fair value due to their short-term nature or interest rates.

Items recorded or measured at fair value on a recurring basis in the accompanying consolidated financial statements consisted of the following items as of September 30, 2026:

	Level 1	Level 2	Level 3	Total
Digital assets (see NOTE 5)	$5,664,813	$-	$-	$5,664,813
Total Assets	$5,664,813	$-	$-	$5,664,813

Total Liabilities	$-	$-	$-	$-

Items recorded or measured at fair value on a recurring basis in the accompanying consolidated financial statements consisted of the following items as of December 31, 2025:

	Level 1	Level 2	Level 3	Total
Digital assets (see NOTE 5)	$5,464,011	$-	$-	$5,464,011
Total Assets	$5,464,011	$-	$-	$5,464,011

Total Liabilities	$-	$-	$-	$-

Revenue Recognition

Membership Revenue

Most of our revenue is generated by membership sales and payment is received at the time of purchase. In some cases, customers use earned commissions to pay or partially pay for a membership. We recognize membership revenue in accordance with ASC Subtopic 606-10, Revenue from Contracts with Customers (“ASC 606-10”), where revenue is measured based on a consideration specified in a contract with a customer and recognized when we satisfy the performance obligation specified in each contract. Our performance obligation is to provide our tools, products, and content over a fixed membership period; therefore, we recognize revenue ratably over the membership period and deferred revenue is recorded for the portion of the membership period subsequent to each reporting date. Additionally, we offer a designated trial period to first-time membership customers, during which a full refund can be requested if a customer does not wish to continue with the membership. Revenues are deferred during the trial period as collection is not probable until that time has passed. Revenues are presented net of refunds, sales incentives, credits, and known and estimated credit card chargebacks. As of September 30, 2026, and December 31, 2025, our deferred revenues for membership revenue were $299,254 and $821,903, respectively.

Health and Wellness Product Sales and Other Revenue

Through our wholly owned subsidiary, Renu Laboratories LLC, we generate revenue by manufacturing and selling health, beauty, and wellness products. We recognize health and wellness product sales revenue in accordance with ASC 606-10. The Company’s performance obligation is complete when control of the promised goods is transferred to a customer, at which time the Company recognizes revenue in an amount that reflects the consideration the Company expects to receive in exchange for those goods. The Company terms for the sale are based on free on board (FOB) shipping point, where the control passes to the customer once the product leaves our warehouse. The Company determines collectability by requiring certain customers to pay before control is transferred and by performing ongoing credit evaluations and monitoring customer accounts receivable balances. As of September 30, 2026, and December 31, 2025, deposits collected from customers for orders to be filled at a future date were $76,207 and $108,061, respectively, which are recorded as deferred revenue in the Consolidated Balance Sheets.

Shipping and direct costs charged to customers, along with fees collected from customers for storing their products in our warehouse facility located in Warminster, Pennsylvania are included in revenue as Other Revenue. Shipping and direct costs incurred by the Company are included in Cost of Sales and Service.

Coffee Sales

In January 2026, the Company started selling a proprietary brand of coffee. The Company’s performance obligation is to deliver the coffee to customers. Therefore, revenue is recognized once delivery occurs. Customers remit payment at the time of order placement, therefore payment received by the Company prior to coffee delivery is recorded as deferred revenue. As of September 30, 2026, the Company had $6,352 of deferred revenue for its coffee sales. Shipping and handling costs that occur are paid by the customer and are recorded as revenue. The Company has a policy to provide a refund on any product returned by the customer.

Revenue generated for the three months ended September 30, 2026, was as follows:

	Membership revenue	Health and wellness product sales	Coffee Sales	Other Revenue	Total
Gross billings/receipts	$1,933,562	$238,372	$178,678	$3,084	$2,353,696
Refunds, incentives, credits, and chargebacks	(114,074)	-	(1,042)	-	(115,116)
Net revenue	$1,819,488	$238,372	$177,636	$3,084	$2,238,580

Foreign revenues for the three months ended September 30, 2026 were approximately $0.5 million while domestic revenue for the three months ended September 30, 2026 was approximately $1.7 million.

Revenue generated for the three months ended September 30, 2025, was as follows:

	Membership revenue	Health and wellness product sales	Other Revenue	Total
Gross billings/receipts	$7,526,954	$1,041,851	$32,598	$8,601,403
Refunds, incentives, credits, and chargebacks	(460,220)	(12,178)	-	(472,398)
Net revenue	$7,066,734	$1,029,673	$32,598	$8,129,005

Foreign revenues for the three months ended September 30, 2025, were approximately $6.0 million while domestic revenue for the three months ended September 30, 2025 was approximately $2.1 million.

Revenue generated for the nine months ended September 30, 2026, was as follows:

	Membership revenue	Health and wellness product sales	Coffee Sales	Other Revenue	Total
Gross billings/receipts	$6,970,999	$751,409	$661,489	$15,263	$8,399,160
Refunds, incentives, credits, and chargebacks	(311,116)	(1,713)	(31,348)	-	(344,177)
Net revenue	$6,659,883	$749,696	$630,141	$15,263	$8,054,983

Foreign revenues for the nine months ended September 30, 2026 were approximately $2.8 million while domestic revenue for the nine months ended September 30, 2026 was approximately $5.3 million.

Revenue generated for the nine months ended September 30, 2025, was as follows:

	Membership revenue	Health and wellness product sales	Other Revenue	Total
Gross billings/receipts	$25,166,094	$2,722,041	$78,249	$27,966,384
Refunds, incentives, credits, and chargebacks	(1,463,235)	(12,349)	-	(1,475,584)
Net revenue	$23,702,859	$2,709,692	$78,249	$26,490,800

Foreign revenues for the nine months ended September 30, 2025, were approximately $20.5 million while domestic revenue for the nine months ended September 30, 2025 was approximately $6.0 million.

Advertising, Selling and Marketing Costs

We expense advertising, selling, and marketing costs as incurred. Advertising, selling, and marketing costs include costs of promoting our product worldwide, including promotional events. Advertising, selling, and marketing expenses for the nine months ended September 30, 2026, and 2025, totaled $334,216 and $543,214, respectively.

Cost of Sales and Service

Included in our costs of sales and services are mainly amounts paid to our trading and market experts that provide financial education content and tools to our membership customers, the raw material and manufacturing costs of our health and wellness product sales, and the coffee costs for our coffee sales. Costs of sales and services for the nine months ended September 30, 2026 and 2025, totaled $1,148,580 and $3,017,091, respectively.

Inventory

Inventory consists of raw materials, work in progress, and finished goods to be sold as part of our health and wellness product sales. Inventory is valued at the lower of cost or net realizable value using the first-in, first-out (FIFO) method and is inclusive of any shipping and tax costs.

Inventory was made up of the following at each balance sheet date:

	September 30,	December 31,
	2026	2025
Finished goods	$345,153	$38,664
Work in process	21,283	115,733
Raw materials	478,533	508,603
Inventory	$844,969	$663,000

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

Due to the net loss of continued and discontinued operations for the three months ended September 30, 2025, basic and diluted income per share were the same, as all securities had an anti-dilutive effect.

The following table presents potentially dilutive securities that were not included in the computation of diluted net income of continued and discontinued operations per share for the three months ended September 30, 2025, as their inclusion would be anti-dilutive.

Weighted average options to purchase common stock	351,416,665
Weighted average warrants to purchase common stock	1,002,720
Common stock issuable upon conversion of notes	471,428,571
Common stock issuable upon conversion of non-voting membership interest	565,000,000

The following table illustrates the computation of diluted earnings per share of continued operations for the three months ended September 30, 2026.

Net income from continued operations	$8,878,194
Less: net income attributable to noncontrolling interest	147
Less: preferred dividends	(204,835)
Add: interest expense on convertible debt	225,129
Net income from continued operations available to common shareholders (numerator)	$8,898,635

Basic weighted average number of common shares outstanding	1,844,159,552
Dilutive impact of convertible notes	471,428,571
Dilutive impact of non-voting membership interest	563,855,711
Diluted weighted average number of common shares outstanding (denominator)	2,879,443,834

Diluted income from continued operations per common share	$0.00

The following table presents potentially dilutive securities that were not included in the computation of diluted net income of continued operations per share for the three months ended September 30, 2026, as their inclusion would be anti-dilutive.

Weighted average options to purchase common stock	316,568,839

The following table illustrates the computation of diluted earnings per share of discontinued operations for the three months ended September 30, 2026.

Net income from discontinued operations	$114,758
Less: net income attributable to noncontrolling interest	147
Less: preferred dividends	(204,835)
Add: interest expense on convertible debt	225,129
Net income from continued operations available to common shareholders (numerator)	$135,199

Basic weighted average number of common shares outstanding	1,844,159,552
Dilutive impact of convertible notes	471,428,571
Dilutive impact of non-voting membership interest	563,855,711
Diluted weighted average number of common shares outstanding (denominator)	2,879,443,834

Diluted income from continued operations per common share	$0.00

The following table presents potentially dilutive securities that were not included in the computation of diluted net income of discontinued operations per share for the three months ended September 30, 2026, as their inclusion would be anti-dilutive.

Weighted average options to purchase common stock	316,568,839

Due to the net loss of discontinued operations for the nine months ended September 30, 2026 and the net loss of discontinued operations for the nine months ended September 30, 2025, basic and diluted income per share were the same, as all securities had an anti-dilutive effect.

The following table presents potentially dilutive securities that were not included in the computation of diluted net income of discontinued operations per share for the nine months ended September 30, 2026 and the net loss of discontinued operations for the nine months ended September 30, 2025, as their inclusion would be anti-dilutive.

	September 30, 2026	September 30, 2025
Weighted average options to purchase common stock	353,044,504	361,416,665
Weighted average warrants to purchase common stock	361,933	1,118,991
Common stock issuable upon conversion of notes	471,428,571	471,428,571
Common stock issuable upon conversion of non-voting membership interest	563,855,711	565,000,000

The following table illustrates the computation of diluted earnings per share of continued operations for the nine months ended September 30, 2026 and 2025.

	September 30, 2026	September 30, 2025
Net income from continued operations	$2,500,306	$128,001
Less: net income attributable to noncontrolling interest	(2,203)	(2,574)
Less: preferred dividends	(614,505)	(614,505)
Add: interest expense on convertible debt	675,387	675,387
Net income from continued operations available to common shareholders (numerator)	$2,558,985	$186,309

Basic weighted average number of common shares outstanding	1,845,558,194	1,856,658,888
Dilutive impact of convertible notes	471,428,571	471,428,571
Dilutive impact of non-voting membership interest	563,855,711	565,000,000
Diluted weighted average number of common shares outstanding (denominator)	2,880,842,476	2,893,087,459

Diluted income from continued operations per common share	$0.00	$0.00

The following table presents potentially dilutive securities that were not included in the computation of diluted net income of continued operations per share for the nine months ended September 30, 2026 and 2025, as their inclusion would be anti-dilutive.

	September 30, 2026	September 30, 2025
Weighted average options to purchase common stock	353,044,504	361,416,665
Weighted average warrants to purchase common stock	361,933	1,118,991

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

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”). ASU 2023-09 expands existing income tax disclosures for rate reconciliations by requiring disclosure of certain specific categories and additional reconciling items that meet quantitative thresholds and expands disclosures for income taxes paid by requiring disaggregation by certain jurisdictions. ASU 2023-09 is effective for annual periods beginning after December 15, 2024; early adoption is permitted. The Company adopted ASU 2023-09 for the year ended December 31, 2025. The amendments only impact disclosures and did not have an impact on the Company’s financial condition and results of operations.

In November 2024, the FASB issued ASU No. 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40) (“ASU 2024-03”). ASU 2024-03 requires, in the notes to the financial statements, disclosures of specified information about certain costs and expenses specified in the updated guidance. ASU 2024-03 is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted. The Company did not elect early adoption and is evaluating the impact the updated guidance will have on its disclosures in 2027.

We have noted no other recently issued accounting pronouncements that we have not yet adopted that we believe are applicable or would have a material impact on our financial statements.

NOTE 4 – LIQUIDITY

During the nine months ended September 30, 2026, we recorded a net loss from operations of $6,356,253, net income from continued operations of $2,500,306, and a net income of $1,889,443. During that period, we were able to meet our short- and long-term working capital needs and capital expenditure requirements through our available cash and liquid assets.

The Company’s capital is generally used to support operations and capital expenditures. However, the Company also, from time-to-time, will review potential investments that it believes present unique situations to participate in growth opportunities. Two such opportunities presented themselves when the Company, during October 2025 and March 2026, invested an aggregate of $3.25 million in a special purpose vehicle (the “SPV”) organized by Dream Ventures LLC, which participated in exempt private placements in an early-stage enterprise developing next-generation nuclear power and infrastructure technologies. The Company’s investment consisted of the acquisition of restricted units of the SPV valued at the time of the investments at $3.25 million. We did not possess a controlling financial interest or exercise significant influence over the SPV, and any proposed transfer of our restricted units requires prior written consent of the SPV.

Although the Company is not in the business of making investments in private securities, these investments were viewed by the Board of Directors as a strategic investment intended to access a possible growth opportunity that takes advantage of renewed momentum around modular, rapidly deployable energy systems, supported by recent federal initiatives and Department of Energy programs promoting advanced-reactor innovation. Ultimately, during the nine months ended September 30, 2026, we sold our $3.3 million investment for $12.8 million and recognized a $9.6 million gain.

At September 30, 2026, we had working capital of $9.6 million (including $12.9 million in cash and cash equivalents) largely through the sale of our investment in private securities, and a digital asset balance at a fair value of $5.7 million. These amounts were sufficient to sustain our losses from operations during the first nine months of the year. We do not believe that our operating losses will continue at this level for the longer term since during 2026 we have implemented initiatives to, among others, expand our direct selling network, diversify our revenue base, transition our direct-to-consumer business unit toward a more diversified operating platform, wind-down our bitcoin mining operations in July 2026, and implement broad-based cost-cutting initiatives. Despite our expectations, our operations have not yet reflected any such expected improvement. We still, however, believe that we will be able to sustain our operations for at least the next twelve months since through September 30 2026, we were able to monetize our private investments, and at amounts that significantly appreciated above our purchase price. See “NOTE 12 – EQUITY INVESTMENT.”

NOTE 5 – DIGITAL ASSETS

Adoption of ASU No. 2023-08, Accounting for and Disclosure of Crypto Assets

Effective January 1, 2025, the Company adopted ASU 2023-08, which requires entities to measure crypto assets at fair value with changes recognized in the Statement of Operations each reporting period. The Company’s digital assets are within the scope of ASU 2023-08, and the transition guidance requires a cumulative-effect adjustment as of the beginning of the fiscal year of adoption for any difference between the carrying amount of the Company’s digital assets and fair value. As a result of the Company’s adoption of ASU 2023-08, the Company recorded a $148,346 increase to digital assets and a $148,346 decrease to accumulated deficit on the Balance Sheets as of the beginning of the fiscal year ended December 31, 2025.

The following table presents the Company’s Digital Asset holdings as of September 30, 2026:

	Quantity	Cost Basis	Fair Value
Bitcoin	67.02	$6,172,684	$5,599,870
USDC	49,295	49,295	49,295
USDT	15,648	15,648	15,648
Total digital assets held as of September 30, 2026		$6,237,627	$5,664,813

The following table presents a roll-forward of total digital assets for the nine months ended September 30, 2026, based on the fair value model under ASU 2023-08:

Fair Value
Balance as of December 31, 2025	$5,464,011
Revenue recognized from Bitcoin mined (15.34 Bitcoin)	1,152,156
Digital assets collected from membership revenue	93,733
Digital assets collected for deferred coffee sales	5,607
Purchase of digital assets	357,522
Digital assets received from sale of fixed assets	23,520
Proceeds from sale of digital assets	(943,807)
Operating expenses paid with digital assets	(280,241)
Dividends paid via digital assets	(134,535)
Realized gain (loss) on digital assets	(92,253)
Change in fair value of digital assets	19,100
Balance as of September 30, 2026	$5,664,813

The following table presents a roll-forward of total digital assets for the nine months ended September 30, 2025, based on the fair value model under ASU 2023-08:

Fair Value
Balance as of December 31, 2024	$1,127,891
Cumulative effect adjustment upon adoption of ASU 2023-08	148,346
Revenue recognized from Bitcoin mined (25.20 Bitcoin)	2,615,778
Digital assets collected from membership revenue	1,015,276
Digital assets received from sale of fixed assets	144,478
Purchase of digital assets	4,815,947
Proceeds from sale of digital assets	(4,911,971)
Operating expenses paid with digital assets	(1,516,078)
Dividends paid via digital assets	(121,200)
Realized gain (loss) on digital assets	77,006
Change in fair value of digital assets	399,029
Balance as of September 30, 2025	$3,794,502

NOTE 6 – RELATED-PARTY TRANSACTIONS

Related Party Debt

Our related-party payables consisted of the following:

	September 30, 2026	December 31, 2025
Convertible Promissory Note entered into on 4/27/20, net of debt discount of $464,896 as of September 30, 2026 [1]	$835,104	$737,924
Convertible Promissory Note entered into on 5/27/20, net of debt discount of $252,399 as of September 30, 2026 [2]	447,601	394,841
Convertible Promissory Note entered into on 11/9/20, net of debt discount of $491,265 as of September 30, 2026 [3]	808,735	706,043
Working Capital Promissory Note entered into on 3/22/21 [4]	1,206,877	1,205,887
Total related-party debt	3,298,317	3,044,695
Less: Current portion	(1,206,877)	(1,205,887)
Related-party debt, long term	$2,091,440	$1,838,808

[1]	On April 27, 2020, we received proceeds of $1,300,000 from DBR Capital, LLC, an entity controlled by a member of our Board of Directors, and entered into a convertible promissory note. The note is secured by collateral of the Company and its subsidiaries. The note bears interest at 20% per annum, payable monthly, and the principal is due and payable on April 27, 2030. Per the original terms of the agreement, the note was convertible into common stock at a conversion price of $0.01257 per share, which was amended on November 9, 2020 to reduce the conversion price to $0.007 per share. At inception we recorded a beneficial conversion feature and debt discount of $1,300,000. During the nine months ended September 30, 2026, we recognized $97,180 of the debt discount into interest expense, and expensed an additional $195,012 of interest expense on the note, all of which was repaid during the period.

[2]	On May 27, 2020, we received proceeds of $700,000 from DBR Capital, LLC, an entity controlled by a member of our Board of Directors, and entered into a convertible promissory note. The note is secured by collateral of the Company and its subsidiaries. The note bears interest at 20% per annum, payable monthly, and the principal is due and payable on April 27, 2030. Per the original terms of the agreement, the note was convertible into common stock at a conversion price of $0.01257 per share, which was amended on November 9, 2020 to reduce the conversion price to $0.007 per share. At inception we recorded a beneficial conversion feature and debt discount of $700,000. During the nine months ended September 30, 2026, we recognized $52,760 of the debt discount into interest expense and expensed an additional $105,000 of interest expense on the note, all of which was repaid during the period.

[3]	On November 9, 2020, we received proceeds of $1,300,000 from DBR Capital, LLC, an entity controlled by a member of our Board of Directors, and entered into a convertible promissory note. The note is secured by collateral of the Company and its subsidiaries. The note bears interest at 38.5% per annum, made up of a 25% interest rate per annum and a facility fee of 13.5% per annum, payable monthly beginning February 1, 2021, and the principal is due and payable on April 27, 2030. Per the terms of the agreement, the note is convertible into common stock at a conversion price of $0.007 per share. At inception we recorded a beneficial conversion feature and debt discount of $1,300,000. During the nine months ended September 30, 2026, we recognized $102,692 of the debt discount into interest expense and expensed an additional $375,374 of interest expense on the note, all of which was repaid during the period.

[4]	On March 22, 2021, we entered into Securities Purchase Agreements to purchase 100% of the operating assets of SSA Technologies LLC, an entity that owns and operates a FINRA-registered broker-dealer. SSA is controlled and partially owned by Joseph Cammarata, our former Chief Executive Officer. (See Note 10). Commencing upon execution of the agreements and through the closing of the transactions, we agreed to provide certain transition service arrangements to SSA. In connection with the transactions, we entered into a Working Capital Promissory Note with SSA under which SSA was to have advanced to us up to $1,500,000 before the end of 2021; however, SSA only provided advances of $1,200,000, to date. The note bears interest at the rate of 0.11% per annum. The note was due and payable by January 31, 2022; however, has not yet been repaid as we consider our legal options in light of SSA’s failure to complete its funding obligations, and the other damages we sustained as a result of the actions of Mr. Cammarata. During the nine months ended September 30, 2026, we recorded interest expense of $990 on the note. The note was to have been secured by the pledge of 12,000,000 shares of our common stock; however, it remains unsecured as the pledge of shares was not implemented at the closing of the loan.

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

The Romano/Raynor Agreement and the Smith/Miller Agreement were paid in full during the year ended December 31, 2025. During the nine months ended September 30, 2025, we made payments of $2,528,820 for shares repurchased under the Romano/Raynor Agreement and the Smith/Miller Agreement.

NOTE 7 – DEBT

Our debt consisted of the following:

	September 30, 2026	December 31, 2025
Loan with the U.S. Small Business Administration dated 4/19/20 [1]	$501,490	$509,399
Insurance policy loan [2]	72,611	-
Total debt	574,101	509,399
Less: current portion	101,855	29,244
Debt, long term portion	$472,246	$480,155

[1]	In April 2020 we received proceeds of $500,000 from a loan entered into with the U.S. Small Business Administration. Under the terms of the loan interest is to accrue at a rate of 3.75% per annum and installment payments of $2,437 monthly will begin twelve months from the date of the loan, with all interest and principal due and payable thirty years from the date of the loan. During the nine months ended September 30, 2026, we recorded $14,024 worth of interest on the loan. During the nine months ended September 30, 2026, we made principal and interest payments on the loan of $21,933.
[2]	In August 2026 we received proceeds of $80,000 from a loan entered into to cover insurance premiums. Under the terms of the loan interest is to accrue at a rate of 7.65% per annum and installment payments of $8,283 monthly will begin in September 2026. During the nine months ended September 30, 2026, we recorded $894 worth of interest on the loan. During the nine months ended September 30, 2026, we made principal and interest payments on the loan of $8,283.

NOTE 8 – OPERATING LEASE

In July 2021, we entered an operating lease for office space in Wyckoff, New Jersey (the “Wyckoff Lease”), and in September 2021 we assumed an operating lease for office space in Haverford, Pennsylvania (the “Haverford Lease”) in connection with the acquisition of all of the operating assets of MPower Trading Systems, LLC (“MPower”). This facility now serves as the headquarters of the company. In November 2024, we entered an operating lease for office, warehouse, and manufacturing space in Warminster, Pennsylvania (the “Warminster Lease”) and in December 2024, we entered an operating lease for warehouse space in Ivyland, Pennsylvania (the “Ivyland Lease”). The Warminster Lease and the Ivyland Lease were entered into for use by our subsidiary Renu Laboratories LLC.

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

Operating lease expense was $32,131 for the nine months ended September 30, 2026. Operating cash flows used for the operating leases during the nine months ended September 30, 2026, were $32,062. As of September 30, 2026, the weighted average remaining lease term was 0.83 years, and the weighted average discount rate was 12%.

Future minimum lease payments under non-cancellable leases as of September 30, 2026, were as follows:

Remainder of 2026	$4,840
2027	7,260
Total	12,100
Less: Interest	(525)
Present value of lease liability	11,575
Operating lease liability, current [1]	(11,575)
Operating lease liability, long term	$-

[1]	Represents lease payments to be made in the next 12 months.

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

As of September 30, 2026, and December 31, 2025, we had 252,192 shares of preferred stock issued and outstanding.

Preferred Stock Dividends

During the nine months ended September 30, 2026, we declared $614,505 of cumulative cash dividends due to the holders of our Series B Preferred Stock. We made payments of $487,853 in cash and issued $134,535 worth of digital assets to reduce the amounts owing. As of September 30, 2026 and December 31, 2025, the dividend liability on our balance sheets was $231,893 and $239,776, respectively.

During the nine months ended September 30, 2025, we declared $614,505 for cumulative cash dividends due to the shareholders of our Series B Preferred Stock. We made payments of $499,275 in cash and issued $121,200 worth of digital assets to reduce the amounts owing.

Common Stock Transactions

On March 6, 2025, the Board of Directors authorized a stock repurchase program that will allow the Company to repurchase up to $1,000,000 in aggregate value of shares of the Company’s common stock, through March 31, 2026. The stock repurchase program was extended to cover the continued repurchase of shares of the Company’s common stock through March 31, 2027. During the nine months ended September 30, 2026, 4,821,883 shares were repurchased for $105,713. During the nine months ended September 30, 2025, 8,501,503 shares were repurchased for $137,261. These shares are temporarily being held by the Company in Treasury.

As of September 30, 2026 and December 31, 2025, we had 1,860,376,075 and 1,860,376,075 shares of common stock issued and 1,843,064,482 and 1,847,886,365 shares of common stock outstanding, respectively.

Options

The Investview, Inc. 2022 Incentive Plan authorizes a variety of incentive equity awards consisting of stock options, restricted stock, restricted stock units, and reserves for issuance up to 600,000,000 shares of the Company’s common stock.

During the nine months ended September 30, 2026, in connection with his appointment to the Board, Robert Verdun was granted an option to purchase 25,000,000 shares of the Company’s common stock at an exercise price of $0.05 under the Investview, Inc. 2022 Incentive Plan. 5,000,000 shares vest on each of February 5, 2027, February 5, 2028, February 5, 2029, February 5, 2030, and February 5, 2031, and in each case so long as he is a director or covered person of the Company as of such date. Additionally, in June 2026, the Company cancelled 49,625,000 unvested stock options upon forfeiture of such options by certain directors and executive officers of the Company’s management team. The Company also cancelled 5,200,000 unvested stock options upon the termination of employees of the Company.

Transactions involving our options are summarized as follows:

			Weighted
			Average
		Weighted	Grant-Date
	Number of	Average	Per Share
	Options	Exercise Price	Fair Value
Options outstanding at December 31, 2025	350,616,665	$0.05	$0.03
Granted	25,000,000	$0.05	$0.03
Canceled/Expired	(54,825,000)	$0.05	$0.03
Exercised	-	$-	$-
Options outstanding at September 30, 2026	320,791,665	$0.05	$0.03

Details of our options outstanding as of September 30, 2026, are as follows:

Options Exercisable	Weighted Average Exercise Price of Options Exercisable	Weighted Average Contractual Life of Options Exercisable (Years)	Weighted Average Contractual Life of Options Outstanding (Years)
289,791,665	0.05	2.77	3.08

Total stock compensation expense related to the options for the nine months ended September 30, 2026, and 2025, was $283,589 and $1,164,355, respectively. As of September 30, 2026, there was approximately $616,000 of unrecognized compensation cost related to the Options, which is expected to be recognized over a remaining weighted-average vesting period of approximately 2.3 years.

Warrants

Transactions involving our warrants are summarized as follows:

Weighted
	Number of	Average
	Shares	Exercise Price
Warrants outstanding at December 31, 2025	914,640	$0.10
Granted	-	$-
Canceled/Expired	(914,640)	$0.10
Exercised	-	$-
Warrants outstanding at September 30, 2026	-	$-

Class B Units of Investview Financial Group Holdings, LLC

As of September 30, 2026, and December 31, 2025, there were 563,855,711 Class B Redeemable Units of our subsidiary, Investview Financial Group Holdings, LLC, issued and outstanding. These Class B Units were issued as consideration for the purchase of operating assets and intellectual property rights of MPower, a company controlled and partially owned by David B. Rothrock and James R. Bell, two of our board members. The Class B Units have no voting rights and were subject to a lock-up agreement that expired in April 2025. The outstanding Class B Units can be exchanged by the holders at any time for 563,855,711 shares of our common stock on a one-for-one basis, subject to the Company’s overriding right to redeem the Class B Units on the 7th anniversary of the date of issuance (September 3, 2028) or earlier if there are less than 50% of the Class B Units originally issued still outstanding or if the holders of a majority of the Class B Units request the mandatory redemption of all Class B Units. The Company has agreed to use its reasonable commercial efforts to register the resale of the common stock that may be issued upon redemption of the Class B Units under the Securities Act.

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

Exposure to a substantial fine and a cease-and-desist order issued by the Polish Office of Competition and Consumer Protection (“UOKiK”) finding that the Company’s direct to consumer marketing business violated Polish laws that prohibit pyramid-style promotional schemes.

In December 2025, UOKiK issued a formal administrative decision concluding its investigation of the operations of the Company’s direct to consumer marketing business in Poland. In its decision, UOKiK determined that certain aspects of our direct selling business model, as conducted in Poland, violate Polish laws relating to unfair commercial practices, including laws prohibiting pyramid-style promotional schemes. The decision imposes an administrative fine of PLN 14,668,589 (approximately USD $4 million) and includes an order requiring the Company to cease and desist the practices described in the decision. Under the terms of the decision, enforcement of the fine and cease and desist components thereof, is not final and is subject to the conclusion of any appeal to the competent Polish court.

The Company does not agree with the conclusions set forth in the decision based upon its interpretation of Polish law as applied to the manner in which it sells its products and services in Poland and intends to avail itself of all procedural rights of appeal and legal remedies available under applicable law. In February 2026, the Company timely filed an appeal of UOKiK’s administrative decision with Poland’s Court of Competition and Consumer Protection. That appeal is pending. The Polish appeals court originally set a hearing date of September 1, 2026, to conduct a hearing on the appeal, but that date was rescheduled and we are awaiting a new hearing date. During the appeal process, the Company expects to continue operations in Poland in the normal course, while evaluating such operational adjustments as may be appropriate to further demonstrate that its operations in Poland do not constitute an unlawful pyramid scheme. While we intend to vigorously defend ourselves against the UOKiK decision, if we are ultimately unsuccessful in our defense of the matter on appeal, we could, among other things, be subject to the administrative fine imposed and may be required to modify, suspend or discontinue certain aspects of our direct selling operations or a material portion of our operations in Poland, which such outcome could have an adverse effect on the Company’s business, financial condition, results of operations, or prospects. Nevertheless, a loss contingency of approximately $3.81 million was accrued as of September 30, 2026. This loss is presented within “Accrued liabilities, long term” in our consolidated balance sheet. Although we are not aware of any other claims, there is a possible risk that we could become exposed to similar inquiries or proceedings from other regulators in the European Union or the United States. If this were to occur, we could be exposed to further fines or decisions that could have a similar adverse impact on our operations in Europe or the United States. We believe this risk is largely responsible for the material contraction in the European sales of our direct to consumer business unit since the December 2025 formal administrative decision issued by UOKiK, particularly given that the majority of the revenues derived from our direct to consumer business unit prior to December 2025 were derived from customers in the European Union.

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

Prior to his termination, the Company issued a promissory note to Mr. Cammarata, which, following certain modifications, on or about March 30, 2021, was restated in the principal amount of $1,550,000 (the “Cammarata Note”). Although not originally convertible, as per the March 30, 2021, amendment, the Cammarata Note became convertible at $0.02 per share. Thereafter, effective September 21, 2021, and following another modification, the conversion price under the Cammarata Note was reduced to $0.008 per share. During February 2022, we provided 30 days’ notice of our intent to retire and repay the Cammarata Note in cash. Having not timely received a properly executed conversion notice within the prescribed period and citing certain breaches of Mr. Cammarata’s fiduciary duty to us, as well as damages incurred by us arising from Mr. Cammarata’s then ongoing legal proceedings, on or about March 31, 2022, we tendered to Mr. Cammarata cash payment in full for the Cammarata Note. As of the date of this Report, Mr. Cammarata has not accepted our tender of the cash payment, and through his then counsel, has asserted his entitlement to exercise his right to convert the Cammarata Note into our common shares. Although we believe that our cash tender was appropriate under the terms of the Cammarata Note and our claims for damages against Mr. Cammarata have merit, if Mr. Cammarata elects to challenge our cash tender in a court proceeding, and if we are unable to sustain our legal position on the matter, Mr. Cammarata could receive up to approximately 203 million shares of our common stock upon conversion of the Cammarata Note. As a result of his incarceration, the Company has been unable to further adjudicate these issues with Mr. Cammarata.

Further, on March 22, 2021, we entered into Securities Purchase Agreements to purchase 100% of the operating assets of SSA Technologies LLC, an entity that owns and operates a FINRA-registered broker-dealer. SSA is controlled and partially owned by Joseph Cammarata, our former Chief Executive Officer. Commencing upon execution of the agreements and through the closing of the transactions, we agreed to provide certain transition service arrangements to SSA. In connection with the transactions, we entered into a Working Capital Promissory Note with SSA under which SSA was to have advanced to us up to $1,500,000 before the end of 2021; however, SSA has only provided advances of $1,200,000 to date. The note bears interest at the rate of 0.11% per annum therefore we recognized $990 worth of interest expense on the loan during the nine months ended September 30, 2026. The note was due and payable by January 31, 2022; however, it has not yet been repaid as we consider our legal options in light of SSA’s failure to complete its funding obligations. The note was to have been secured by the pledge of 12,000,000 shares of our common stock; however, it remains unsecured as the pledge of shares was not implemented at the closing of the loan. As a result of his incarceration, the Company has been unable to further adjudicate these issues with Mr. Cammarata.

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

For the nine months ended September 30, 2026, and 2025, all intersegment revenues and costs of revenues were eliminated in the Consolidated Statements of Operations.

The Direct-to-Consumer Marketing Platform segment generates revenue through membership fees and the sale of products. The Manufacturing and Development of Health, Beauty, and Wellness Products generates revenue primarily through the sale of health, beauty, and wellness products manufactured and sold to wholesale and retail customers.

The following table illustrates segment revenue and segment net income from operations, including significant expense items reviewed by the CODM for the three months ended September 30, 2026.

	Direct-to-Consumer Marketing Platform	Manufacturing and Development of Health, Beauty, and Wellness Products	Total
Revenue	$2,088,351	$150,229	2,238,580

Less:
Commissions	1,227,322	1,825	1,229,147
Market experts	130,600	-	130,600
Credit card processing	81,907	-	81,907
Salary and related	432,774	386,519	819,293
Depreciation	255	-	255
Cost of sales	74,829	131,383	206,212
General and administrative [1]	679,015	183,591	862,606

Segment net income (loss) from operations	$(538,351)	$(553,089)	$(1,091,440)

[1]	General and administrative costs consist mainly of professional fees, contracting services, insurance, information technology and software, and other payment processing fees.

The following table illustrates segment revenue and segment net income from operations, including significant expense items reviewed by the CODM for the three months ended September 30, 2025.

	Direct-to-Consumer Marketing Platform	Manufacturing and Development of Health, Beauty, and Wellness Products	Total
Revenue	$7,066,734	$1,062,271	$8,129,005

Less:
Commissions	4,008,062	-	4,008,062
Market experts	181,256	-	181,256
Credit card processing	316,779	-	316,779
Salary and related	399,655	416,690	816,345
Depreciation	431	-	431
Cost of sales	-	920,048	920,048
General and administrative [1]	897,446	355,515	1,252,961

Segment net income (loss) from operations	$1,263,105	$(629,982)	$633,123

[1]	General and administrative costs consist mainly of professional fees, contracting services, insurance, information technology and software, and other payment processing fees.

The following table illustrates the reconciliation of segment operating income to net income (loss) from continuing operations before income taxes for the three months ended September 30, 2026 and 2025.

	September 30, 2026	September 30, 2025
Segment income (loss) from operations	$(1,091,440)	$633,123

Reconciling items
Other profit (loss) [1]	10,129,143	(1,696,022)
Bank interest	-	53,859
Event ticket sales	-	221,757
All other, net	595	222,550

Net income (loss) from continuing operations before income taxes	$9,038,298	$(564,733)

[1]	Other profit (loss) is attributable to corporate and nonoperating segment expenses and is therefore not included in the segment income (loss) from operations.

The following table illustrates segment revenue and segment net income from operations, including significant expense items reviewed by the CODM for the nine months ended September 30, 2026.

	Direct-to-Consumer Marketing Platform	Manufacturing and Development of Health, Beauty, and Wellness Products	Total
Revenue	$7,402,345	652,638	8,054,983

Less:
Commissions	4,220,876	5,259	4,226,135
Market experts	434,076	-	434,076
Credit card processing	283,996	-	283,996
Salary and related	1,304,557	1,216,229	2,520,786
Depreciation	859	-	859
Cost of sales	182,100	532,403	714,503
General and administrative [1]	2,099,966	534,389	2,634,355

Segment net income (loss) from operations	$(1,124,085)	(1,635,642)	(2,759,727)

[1]	General and administrative costs consist mainly of professional fees, contracting services, insurance, information technology and software, and other payment processing fees.

The following table illustrates segment revenue and segment net income from operations, including significant expense items reviewed by the CODM for the nine months ended September 30, 2025.

	Direct-to-Consumer Marketing Platform	Manufacturing and Development of Health, Beauty, and Wellness Products	Total
Revenue	$23,702,859	2,787,941	26,490,800

Less:
Commissions	13,260,667	-	13,260,667
Market experts	542,376	-	542,376
Credit card processing	1,042,958	-	1,042,958
Salary and related	1,240,463	1,093,898	2,334,361
Depreciation	1,336	-	1,336
Cost of sales	-	2,474,715	2,474,715
General and administrative [1]	2,045,147	916,846	2,961,993

Segment net income (loss) from operations	$5,569,912	(1,697,518)	3,872,394

[1]	General and administrative costs consist mainly of professional fees, contracting services, insurance, information technology and software, and other payment processing fees.

The following table illustrates the reconciliation of segment operating income to net income (loss) from continuing operations before income taxes for the nine months ended September 30, 2026 and 2025.

	September 30, 2026	September 30, 2025
Segment income (loss) from operations	$(2,759,727)	$3,872,394

Reconciling items
Other profit (loss) [1]	5,345,471	(4,384,585)
Event ticket sales	-	154,394
Bank interest	57,922	274,430
All other, net	19,297	222,368

Net income (loss) from continuing operations before income taxes	$2,662,963	$139,001

[1]	Other profit (loss) is attributable to corporate and nonoperating segment expenses and is therefore not included in segment income (loss) from operations.

NOTE 12 – EQUITY INVESTMENT

Our Equity investment of $3.3 million did not have a readily determinable fair value and consisted of non-marketable equity securities, which were investments in a special purpose vehicle organized by Dream Ventures LLC, which participated in an exempt private placement in an early-stage enterprise developing next-generation nuclear power and infrastructure technologies. The Company’s investment consisted of the acquisition of restricted units of the SPV, which, in turn, used the proceeds to invest in private investment securities of the early-stage nuclear enterprise. The Company is not in the business of making investments in private securities, however, this investment was viewed by the Board of Directors as a strategic investment intended to access a possible growth opportunity that takes advantage of renewed momentum around modular, rapidly deployable energy systems, supported by recent federal initiatives and Department of Energy programs promoting advanced-reactor innovation. We did not possess a controlling financial interest or exercise significant influence over the SPV, and any proposed transfers of units required prior written consent of the SPV.

During the nine months ended September 30, 2026, we sold our $3.3 million investment for $12.8 million and recognized a $9.6 million gain. As of September 30, 2026 and December 31, 2025, our investment in the SPV was $0 and $1.3 million, respectively.

NOTE 13 – DISCONTINUED OPERATIONS

On July 8, 2026, the Company discontinued operations of its subsidiary SAFETek, LLC.

In accordance with the provisions of ASC 205-20, the assets and liabilities have been reflected as discontinued operations in the condensed consolidated balance sheets as of September 30, 2026 and December 31, 2025, and consist of the following:

	September 30, 2026	December 31, 2025
Current assets of discontinued operations:
Deposits, current	$37,320	$936,434
Receivables	3,075	13,194
Total current assets of discontinued operations	$40,395	$949,628

Total fixed assets, net of discontinued operations [1]	$-	$118,257

Other assets of discontinued operations:
Deposits	$-	$37,320
Total other assets of discontinued operations	$-	$37,320

Current liabilities of discontinued operations:
Accounts payable and accrued liabilities	$135	$14,029
Payroll liabilities	3,514	1,825
Total current liabilities of discontinued operations	$3,649	$15,854

In accordance with the provisions of ASC 205-20, the results of operations of the discontinued operations for the three and nine months ended September 30, 2026 and 2025 have been reflected as discontinued operations in the condensed consolidated statements of operations, and consist of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

Revenue of discontinued operations:
Mining revenue [2]	$41,092	$923,603	$1,153,163	$2,615,778
Total revenue, net of discontinued operations	41,092	923,603	1,153,163	2,615,778

Operating costs and expenses of discontinued operations:
Cost of sales and service [3]	-	1,052,220	1,690,321	3,143,119
Advertising, selling, and marketing	-	-	51	-
Salary and related	31,831	56,256	129,715	272,277
Loss (gain) on disposal of assets [1]	(12,878)	(21,414)	(25,652)	(113,251)
General and administrative	9,745	187,415	202,444	743,305
Total operating costs and expenses of discontinued operations	28,698	1,274,477	1,996,879	4,045,450

Operating net income (loss) of discontinued operations	12,394	(350,874)	(843,716)	(1,429,672)

Other income (expense) of discontinued operations:

Other income (expense)	1,038	63,244	131,527	189,733
Total other income (expense) of discontinued operations	1,038	63,244	131,527	189,733

Income (loss) before income taxes of discontinued operations	13,432	(287,630)	(712,189)	(1,239,939)
Income tax benefit (expense)	101,326	-	101,326	-
Net income (loss) of discontinued operations	$114,758	$(287,630)	$(610,863)	$(1,239,939)

[1]	Fixed assets of discontinued operations were made up of the following at each balance sheet date:

	Estimated
	Useful
	Life	September 30,	December 31,
	(years)	2026	2025
Computer equipment	3	$-	$4,826
Data processing equipment	3	-	7,381,111
		-	7,385,937
Accumulated depreciation		-	(7,267,680)
Net book value		$-	$118,257

Total depreciation expense for the nine months ended September 30, 2026 and 2025, was $110,531 and $477,303, respectively. During the nine months ended September 30, 2026, we sold assets with a total net book value of $0 for cash of $9,858 and digital assets worth $23,520 and disposed of assets with a net book value of $7,726, therefore recognized a net gain on disposal of assets of $25,652. During the nine months ended September 30, 2025, we sold assets with a total net book value of $31,227 for digital assets worth $144,478, therefore recognized a gain on disposal of assets of $113,251.

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

Included in our costs of sales and services are hosting and electricity fees that we pay to vendors to set up our mining equipment at third-party sites in order to generate mining revenue.

In accordance with the provisions of ASC 205-20, the cash flow activity from discontinued operations for the nine months ended September 30, 2026 and 2025 have been reflected as discontinued operations in the condensed consolidated statements of cash flows, and consists of the following:

	Nine Months Ended September 30,
	2026	2025
CASH FLOWS FROM DISCONTINUED OPERATING ACTIVITIES:
Net income (loss)	$(610,863)	$(1,239,939)
Depreciation	110,531	477,303
(Gain) loss on disposal of assets	(25,652)	(113,251)
Revenue recognized from bitcoin mined	(1,152,156)	(2,615,778)
Operating expenses paid with digital assets	27,246	53,384
Receivables	10,119	(5,060)
Prepaid assets	-	8,131
Deposits	936,434	-
Accounts payable and accrued liabilities	(12,205)	(30,461)
Net cash provided by (used in) operating activities - discontinuing	$(716,546)	$(3,465,671)

CASH FLOWS FROM DISCONTINUED INVESTING ACTIVITIES:
Proceeds from sale of fixed assets	$9,858	$-
Net cash provided by (used in) investing activities - discontinuing	$9,858	$-

NOTE 14 – INCOME TAXES

For the periods ended September 30, 2026, and September 30, 2025, the Company used a discrete effective tax rate method for recording income taxes, as compared to an estimated full-year annual effective tax rate method, as an estimate of the annual effective tax rate cannot be made.

Provision for Income taxes from continuing operations for the three and nine months ended September 30, 2026 was $160,104 and $162,657 resulting in an effective tax rate of 1.8% and 6.1%. Provision for Income taxes for the three and nine months ended September 30, 2025 was $ 0 and $11,000, resulting in an effective tax rate of (0)% and (7.9)%. The provision for income taxes was primarily impacted by pretax book income, permanent differences, and by the change in valuation allowance on deferred tax assets.

NOTE 15 – SUBSEQUENT EVENTS

In accordance with ASC Topic 855, Subsequent Events, we have evaluated subsequent events through the date of this filing and have determined that the following events require disclosure.

During the period subsequent to quarter end, according to the stock repurchase program (see NOTE 9), the Company bought back 645,097 shares of its own common stock for $10,024. These shares are being held by the Company in Treasury.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

All statements in this Report that are not based on historical fact are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements, which are based on certain assumptions and describe our future plans, strategies, and expectations, can generally be identified by the use of forward-looking terms such as “believe,” “expect,” “may,” “should,” “could,” “seek,” “intend,” “plan,” “goal,” “estimate,” “anticipate” or other comparable terms. These forward-looking statements are based on management’s current beliefs and assumptions and information currently available to management and involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance, or achievements of the Company to be materially different from any future results, performance, or achievements expressed or implied by these forward-looking statements. Our forward-looking statements expect that we will be able to expand the scope and scale of our Conectiv network, despite the reductions in revenue experienced by this business segment during 2025, and followed by the more significant contraction in the business that occurred during the first three quarters of 2026. These expectations assume that our Q1 2026 onboarding of certain other direct selling networks will result in material additional sales growth, even though no such sales growth was experienced during Q2 or Q3 of 2026, nor can such sales growth be assured as these other direct selling networks that we onboarded consist solely of independent distributors who are not contractually or otherwise required to sell any Conectiv products or services. Growth is also expected from our Manufacturing and Development of Health, Beauty and Wellness Products Segment, as we continue to seek out and onboard additional products for sale, even though we have over time experienced reduction in sales of that business unit and have no customer or other sales commitments upon which to base that expectation. Our forward-looking statements also expect that we will ultimately be able to develop retail brokerage operations at Opencash, although we have previously forecasted the commencement of operations and that unit is still in the pre-revenue and early stage of its operations. We plan to do this by, among others, investing the funds we believe are necessary to develop the infrastructure necessary to achieve retail operations. This includes, among others, the onboarding of customer support personnel and software developers, the development and implementation of a marketing strategy, the securing of necessary securities clearing arrangements, and the continued development of the online Opencash trading platform and completing its integration with the proprietary algorithmic trading platform we acquired in September 2021. Despite our best efforts, there can be no assurance that we will be able to achieve these objectives on a timely basis, if at all, as the development of an early-stage securities brokerage business involves inherent regulatory and operational risks and uncertainties, including the uncertain ability of us to integrate the Opencash investment platform application with the proprietary algorithmic trading platform we acquired in September 2021, particularly as the platform we acquired in 2021 has not been placed in commercial service since 2021; thus, any such integration could be subject to IT-related and commercial risks. Furthermore, all of our forward-looking statements presume that we will be able to continue to operate as a going concern in the long-term. As noted in this Report, should our strategic initiatives fail to mitigate our losses from operations or otherwise achieve their targeted objectives, then in the absence of our ability to access additional debt or equity capital, our ability to sustain our operations in the long-term as a going concern may be subject to doubt. More information on potential factors that could affect our financial results is included from time to time in our public reports filed with the U.S. Securities and Exchange Commission, including the Company’s most recent Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, and Current Reports on Form 8-K. The forward-looking statements made in this Report speak only as of the date of this Report, and we assume no obligation to update any such forward-looking statements to reflect actual results or changes in expectations, except as otherwise required by law.

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

Results of Operations

Three Months Ended September 30, 2026 Compared to Three Months Ended September 30, 2025

Revenues

	Three Months Ended September 30,		Increase
	2026	2025	(Decrease)
	(unaudited)	(unaudited)
Membership revenue, net of refunds, incentives, credits, and chargebacks	$1,819,488	$7,066,734	$(5,247,246)
Health and wellness product sales	238,372	1,029,673	(791,301)
Coffee sales	177,636	-	177,636
Other revenue	3,084	32,598	(29,514)
Total revenue, net	$2,238,580	$8,129,005	$(5,890,425)

During the three months ended September 30, 2026, our financial results were adversely affected as we continued to experience significant headwinds across virtually all of our operating segments. Most significantly, the Membership revenue component of our DTC marketing platform experienced a year-over-year 74% reduction in quarterly revenue, from $7.1 million to $1.8 million, which we believe is directly attributable to a contraction of our European marketing network in response to the December 2025 formal administrative decision issued by UOKiK, Poland’s Office of Competition and Consumer Protection. Our Q3 2026 results were further impacted by a year-over-year 77% decrease in Health and wellness product sales, from $1.0 million to $0.2 million. Collectively, the decline in business segment revenue contributed to a consolidated net loss from operations of $2.1 million for the quarter, compared to net loss from operations of $0.7 million for the three months ended September 30, 2025.

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

In addition, in response to the UOKiK decision, we continue to take active steps to address the findings, including appealing the decision and continuing our operations in Poland, as we remain committed to operating in Poland in full compliance with applicable laws. Based on our analysis of the applicable legal standards and our review of sales activity within Poland, in which the predominant portion of revenue is derived from membership sales driven by our members, we believe that the Conectiv direct selling business operating within Poland complies with all applicable legal standards, and we will continue to challenge the conclusions reached by UOKiK to the extent permitted within the Polish legal system. Until we are able, if at all, to secure a positive result in our ongoing litigation with UOKiK, we are likely to experience a continued contraction in our European marketing network.

Operating Costs and Expenses

	Three Months Ended September 30,		Increase
	2026	2025	(Decrease)
	(unaudited)	(unaudited)
Cost of sales and service	$336,811	$1,101,304	$(764,493)
Commissions	1,229,147	4,008,062	(2,778,915)
Salary and related	1,380,535	1,717,067	(336,532)
Professional fees	286,646	534,687	(248,041)
General and administrative	1,067,365	1,454,817	(387,452)
Total operating costs and expenses	$4,300,504	$8,815,937	$(4,515,433)

Operating costs decreased $4,515,433 or (51%), from $8,815,937 for the three months ended September 30, 2025, to $4,300,504 for the three months ended September 30, 2026. The decrease can be explained by a reduction in commissions of $2.8 million, which was a result of a decrease in our membership revenue, a reduction in salary and related, which was a result of a decrease in stock-based compensation expense due to certain directors and executive officers of the Company’s management team forfeiting unvested stock options during Q2 2026, a decrease of $0.8 million in cost of sales and service due to decrease in membership revenue and health and wellness product sales, and a decrease in general and administrative expenses.

Other Income and Expenses

	Three Months Ended September 30,
	2026	2025	Change
	(unaudited)	(unaudited)
Gain (loss) on settlement	$-	$(111,277)	$111,277
Gain (loss) on investment	9,588,570	-	9,588,570
Gain (loss) on fair value of derivative liability	-	(20)	20
Realized gain (loss) on digital assets	(37,997)	(42,737)	4,740
Unrealized gain (loss) on digital assets	1,717,496	219,771	1,497,725
Interest expense	(5,620)	(4,726)	(894)
Interest expense, related parties	(310,594)	(310,594)	-
Other income (expense)	148,367	371,782	(223,415)
Total other income (expense)	$11,100,222	$122,199	$10,978,023

We recorded other income of $11,100,222 for the three months ended September 30, 2026, which was an increase of $10,978,023, or 8,984%, from the prior year’s other income of $122,199. The change is due to an increase in the gain on investment in the current period of $9.6 million compared to no gain in the prior year and an unrealized gain on digital assets in the current period of $1.7 million compared to a gain of $220 thousand in the prior year. The gain on investment in the current period is from the sale of our $3,250,000 investment in a special purpose vehicle organized by Dream Ventures LLC for $12,838,570.

Nine Months Ended September 30, 2026 Compared to Nine Months Ended September 30, 2025

Revenues

	Nine Months Ended September 30,		Increase
	2026	2025	(Decrease)
	(unaudited)	(unaudited)
Membership revenue, net of refunds, incentives, credits, and chargebacks	$6,659,883	$23,702,859	$(17,042,976)
Health and wellness product sales	749,696	2,709,692	(1,959,996)
Coffee sales	630,141	-	630,141
Other revenue	15,263	78,249	(62,986)
Total revenue, net	$8,054,983	$26,490,800	$(18,435,817)

During the nine months ended September 30, 2026, our financial results were adversely affected as we continued to experience significant headwinds across virtually all of our operating segments. Most significantly, the Membership revenue component of our DTC marketing platform experienced a year-over-year 72% reduction in revenue, from $23.7 million to $6.7 million, which we believe is directly attributable to a contraction of our European marketing network in response to the December 2025 formal administrative decision issued by UOKiK, Poland’s Office of Competition and Consumer Protection. Our 2026 results were further impacted by a year-over-year 72% decrease in Health and Wellness product sales, from $2.7 million to $0.7 million. Collectively, the decline in business segment revenue contributed to a consolidated net loss from operations of $6.4 million for first nine months of 2026, compared to net loss from operations of $38 thousand for the first nine months of 2025.

In response to these trends, during Q4 2025 and Q1 of 2026, we announced a strategic transition of our direct-to-consumer business unit toward a more diversified operating platform, which is expected to integrate our health and wellness and consumer products offerings, with our existing financial education products and services offerings. Also, during the fourth quarter of 2025 and subsequent to the close of the first quarter of 2026, we commenced the expansion of our direct-selling networks through the onboarding of two additional selling networks. Despite our expectations that these initiatives would offer the potential to expand our global distributor network, diversify our revenue base, and supplement the network capacity and revenue streams, no such expansion or improvement in our operations has, thus far, occurred in 2026.

In addition, in response to the UOKiK decision, we continue to take active steps to address the findings, including appealing the decision and continuing our operations in Poland, as we remain committed to operating in Poland in full compliance with applicable laws. Based on our analysis of the applicable legal standards and our review of sales activity within Poland, in which the predominant portion of revenue is derived from membership sales driven by our members, we believe that the Conectiv direct selling business operating within Poland complies with all applicable legal standards, and we will continue to challenge the conclusions reached by UOKiK to the extent permitted within the Polish legal system. Until we are able, if at all, to secure a positive result in our ongoing litigation with UOKiK, we are likely to continue to experience a continued contraction in our European marketing network.

Operating Costs and Expenses

	Nine Months Ended September 30,		Increase
	2026	2025	(Decrease)
	(unaudited)	(unaudited)
Cost of sales and service	$1,148,580	$3,017,091	$(1,868,511)
Commissions	4,226,135	13,260,667	(9,034,532)
Salary and related	4,317,405	4,930,547	(613,142)
Professional fees	1,426,959	1,538,395	(111,436)
General and administrative	3,292,157	3,782,408	(490,251)
Total operating costs and expenses	$14,411,236	$26,529,108	$(12,117,872)

Operating costs decreased $12,117,872 or (46%), from $26,529,108 for the nine months ended September 30, 2025, to $14,411,236 for the nine months ended September 30, 2026. The decrease can be explained by a reduction in commissions of $9.0 million, which was a result of a decrease in our membership revenue, a reduction in salary and related, which was a result of a decrease in stock-based compensation expense due to certain directors and executive officers of the Company’s management team forfeiting unvested stock options, a decrease of $1.9 million in cost of sales and service due to decrease in membership revenue and health and wellness product sales, and decreases in professional fees and general and administrative expenses.

Other Income and Expenses

	Nine Months Ended September 30,
	2026	2025	Change
	(unaudited)	(unaudited)
Gain (loss) on settlement	$-	$(111,277)	$111,277
Gain (loss) on investment	9,588,570	-	9,588,570
Gain (loss) on fair value of derivative liability	-	133	(133)
Realized gain (loss) on digital assets	(89,728)	77,006	(166,734)
Unrealized gain (loss) on digital assets	19,100	399,029	(379,929)
Interest expense	(14,918)	(16,682)	1,764
Interest expense, related parties	(929,008)	(929,008)	-
Other income (expense)	445,200	758,108	(312,908)
Total other income (expense)	$9,019,216	$177,309	$8,841,907

We recorded other income of $9,019,216 for the nine months ended September 30, 2026, which was an increase of $8,841,907, or 4,987%, from the prior year’s other income of $177,309. The change is due to an increase in the gain on investment in the current period of $9.6 million compared to no gain in the prior year and no loss on settlement in the current period compared to a loss in the prior year of $111 thousand. The gain on investment in the current period is from the sale of our $3,250,000 investment in a special purpose vehicle organized by Dream Ventures LLC for $12,838,570.

Liquidity and Capital Resources

During the nine months ended September 30, 2026, we recorded a net loss from operations of $6,356,253, net income from continued operations of $2,500,306, and a net income of $1,889,443. During that period, we were able to meet our short- and long-term working capital needs and capital expenditure requirements through our available cash and liquid assets.

The Company’s capital is generally used to support operations and capital expenditures. However, the Company also, from time-to-time, will review potential investments that it believes present unique situations to participate in growth opportunities. Two such opportunities presented themselves when the Company, during October 2025 and March 2026, invested an aggregate of $3.25 million in a special purpose vehicle (the “SPV”) organized by Dream Ventures LLC, which participated in exempt private placements in an early-stage enterprise developing next-generation nuclear power and infrastructure technologies. The Company’s investment consisted of the acquisition of restricted units of the SPV valued at the time of the investments at $3.25 million. We did not possess a controlling financial interest or exercise significant influence over the SPV, and any proposed transfer of our restricted units requires prior written consent of the SPV.

Although the Company is not in the business of making investments in private securities, these investments were viewed by the Board of Directors as a strategic investment intended to access a possible growth opportunity that takes advantage of renewed momentum around modular, rapidly deployable energy systems, supported by recent federal initiatives and Department of Energy programs promoting advanced-reactor innovation. Ultimately, during the nine months ended September 30, 2026, we sold our $3,250,000 investment for $12,838,570 and recognized a $9,588,570 gain.

At September 30, 2026, we had working capital of $9.6 million (including $12.9 million in cash and cash equivalents) largely through the sale of our investment in private securities, and a digital asset balance at a fair value of $5,664,813. These amounts were sufficient to sustain our losses from operations during the first nine months of the year. We do not expect that our operating losses will continue at this level for the longer term, since we have implemented initiatives during 2026 to, among others, expand our direct selling network, diversify our revenue base, transition our direct-to-consumer business unit toward a more diversified operating platform, wind-down our bitcoin mining operations starting July 2026, and implement broad-based cost-cutting initiatives. Despite our expectations, our operations have not yet reflected any such expected improvement. We still, however, believe that we will be able to sustain our operations for at least the next twelve months since through September 30, 2026 we were able to monetize our private investments, and at amounts that are significantly appreciated above our purchase price.

Should our strategic initiatives fail to mitigate our losses from operations or otherwise fail to achieve their targeted objectives, then in the absence of our ability to access additional debt or equity capital, our ability to sustain our operations in the long-term as a going concern may be subject to doubt.

Critical Accounting Policies

Basis of Accounting

Our policy is to prepare our financial statements on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations (Regulation S-X) of the Securities and Exchange Commission (the “SEC”) and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the nine months ended September 30, 2026, are not necessarily indicative of the operating results that may be expected for our year ending December 31, 2026, as will be included in the filing of our Annual Report on Form 10-K for the year ending December 31, 2026. These unaudited condensed consolidated financial statements should be read in conjunction with the December 31, 2025 consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2025.

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

Equity investments without readily determinable fair values

Equity investments without readily determinable fair values are accounted for under the measurement alternative. Under the measurement alternative, the carrying value is measured at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or similar investment of the same issuer. Changes in value and impairments of equity investments without readily determinable fair values are recognized in “Gain (loss) on investment” in our condensed consolidated statement of operations. Equity investments without readily determinable fair values are presented as “Equity investment” in our consolidated balance sheet.

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

We evaluate the recoverability of long-lived assets based upon future net cash flows expected to result from the asset, including eventual disposition. Should impairment in value be indicated, the carrying value of intangible assets will be adjusted and an impairment loss is recorded equal to the difference between the asset’s carrying value and fair value or disposable value. During the nine months ended September 30, 2026, and 2025, no impairment was recorded.

Revenue Recognition

Membership Revenue

Most of our revenue is generated by membership sales and payment is received at the time of purchase. In some cases, customers use earned commissions to pay or partially pay for a membership. We recognize membership revenue in accordance with ASC Subtopic 606-10, Revenue from Contracts with Customers (“ASC 606-10”), where revenue is measured based on a consideration specified in a contract with a customer and recognized when we satisfy the performance obligation specified in each contract. Our performance obligation is to provide our tools, products, and content over a fixed membership period; therefore, we recognize revenue ratably over the membership period and deferred revenue is recorded for the portion of the membership period subsequent to each reporting date. Additionally, we offer a designated trial period to first-time membership customers, during which a full refund can be requested if a customer does not wish to continue with the membership. Revenues are deferred during the trial period as collection is not probable until that time has passed. Revenues are presented net of refunds, sales incentives, credits, and known and estimated credit card chargebacks. As of September 30, 2026, and December 31, 2025, our deferred revenues for membership revenue were $299,254 and $821,903, respectively.

Health and Wellness Product Sales and Other Revenue

Through our wholly owned subsidiary, Renu Laboratories LLC, we generate revenue by manufacturing and selling health, beauty, and wellness products. We recognize health and wellness product sales revenue in accordance with ASC 606-10. The Company’s performance obligation is complete when control of the promised goods is transferred to a customer, at which time the Company recognizes revenue in an amount that reflects the consideration the Company expects to receive in exchange for those goods. The Company’s terms for the sale are based on free on board (FOB) shipping point, where the control passes to the customer once the product leaves our warehouse. The Company determines collectability by requiring certain customers to pay before control is transferred and by performing ongoing credit evaluations and monitoring customer accounts receivable balances. As of September 30, 2026, and December 31, 2025, deposits collected from customers for orders to be filled at a future date were $76,207 and $108,061, respectively, which are recorded as deferred revenue in the Consolidated Balance Sheets.

Shipping and direct costs charged to customers, along with fees collected from customers for storing their products in our warehouse facility located in Warminster, Pennsylvania are included in revenue as Other Revenue. Shipping and direct costs incurred by the Company are included in Cost of Sales and Service.

Coffee Sales

In January 2026, the Company started selling a proprietary brand of coffee. The Company’s performance obligation is to deliver the coffee to customers. Therefore, revenue is recognized once delivery occurs. Customers remit payment at the time of order placement, therefore payment received by the Company prior to coffee delivery is recorded as deferred revenue. As of September 30, 2026, the Company had $6,352 of deferred revenue for its coffee sales. Shipping and handling costs that occur are paid by the customer and are recorded as revenue. The Company has a policy to provide a refund on any product returned by the customer.

Revenue generated for the three months ended September 30, 2026, was as follows:

	Membership revenue	Health and wellness product sales	Coffee Sales	Other Revenue	Total
Gross billings/receipts	$1,933,562	$238,372	$178,678	$3,084	$2,353,696
Refunds, incentives, credits, and chargebacks	(114,074)	-	(1,042)	-	(115,116)
Net revenue	$1,819,488	$238,372	$177,636	$3,084	$2,238,580

Foreign revenues for the three months ended September 30, 2026 were approximately $0.5 million while domestic revenue for the three months ended September 30, 2026 was approximately $1.7 million.

Revenue generated for the three months ended September 30, 2025, was as follows:

	Membership revenue	Health and wellness product sales	Other Revenue	Total
Gross billings/receipts	$7,526,954	$1,041,851	$32,598	$8,601,403
Refunds, incentives, credits, and chargebacks	(460,220)	(12,178)	-	(472,398)
Net revenue	$7,066,734	$1,029,673	$32,598	$8,129,005

Foreign revenues for the three months ended September 30, 2025, were approximately $6.0 million while domestic revenue for the three months ended September 30, 2025 was approximately $2.1 million.

Revenue generated for the nine months ended September 30, 2026, was as follows:

	Membership revenue	Health and wellness product sales	Coffee Sales	Other Revenue	Total
Gross billings/receipts	$6,970,999	$751,409	$661,489	$15,263	$8,399,160
Refunds, incentives, credits, and chargebacks	(311,116)	(1,713)	(31,348)	-	(344,177)
Net revenue	$6,659,883	$749,696	$630,141	$15,263	$8,054,983

Foreign revenues for the nine months ended September 30, 2026 were approximately $2.8 million while domestic revenue for the nine months ended September 30, 2026 was approximately $5.2 million.

Revenue generated for the nine months ended September 30, 2025, was as follows:

	Membership revenue	Health and wellness product sales	Other Revenue	Total
Gross billings/receipts	$25,166,094	$2,722,041	$78,249	$27,966,384
Refunds, incentives, credits, and chargebacks	(1,463,235)	(12,349)	-	(1,475,584)
Net revenue	$23,702,859	$2,709,692	$78,249	$26,490,800

Foreign revenues for the nine months ended September 30, 2025, were approximately $20.4 million while domestic revenue for the nine months ended September 30, 2025 was approximately $6.0 million.

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

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”). ASU 2023-09 expands existing income tax disclosures for rate reconciliations by requiring disclosure of certain specific categories and additional reconciling items that meet quantitative thresholds and expands disclosures for income taxes paid by requiring disaggregation by certain jurisdictions. ASU 2023-09 is effective for annual periods beginning after December 15, 2024; early adoption is permitted. The Company adopted the ASU for the year ended December 31, 2025. The amendments only impact disclosures and did not have an impact on the Company’s financial condition and results of operations.

In November 2024, the FASB issued ASU No. 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40) (“ASU 2024-03”). ASU 2024-03 requires, in the notes to the financial statements, disclosures of specified information about certain costs and expenses specified in the updated guidance. ASU 2024-03 is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted. The Company did not elect early adoption and is evaluating the impact the updated guidance will have on its disclosures in 2027.

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

Changes in Internal Controls

There were no changes in our internal controls over financial reporting during the fiscal quarter ended September 30, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

Except as described in NOTE 10 – COMMITMENTS AND CONTINGENCIES to the condensed consolidated financial statements included in this Report, there have been no material changes to this information since reported on in the Annual Report on Form 10-K for the year ended December 31, 2025.

ITEM 1A – RISK FACTORS

Except as set forth below, there have been no material changes in the risk factors disclosed by us under Part I, Item 1A. Risk Factors contained in the Annual Report on Form 10-K for the year ended December 31, 2025.

Recent Losses from Operations, if unabated, could give rise to a going concern risk.

During the nine months ended September 30, 2026, our financial results were adversely affected as we experienced significant headwinds across virtually all of our operating segments. Collectively, the decline in business segment revenue contributed to a consolidated net loss from operations of $6.4 million for the nine months ended September 30, 2026, compared to net loss from operations of $38 thousand for the nine months ended September 30, 2025. Should our losses continue at this level, then, in the absence of our ability to access additional capital, our ability to sustain our operations in the long-term as a going concern will be subject to doubt.

We do not expect that our operating losses will continue at this level for the longer term since we have implemented initiatives during 2026 to, among others, expand our direct selling network, diversify our revenue base, transition our direct-to-consumer business unit toward a more diversified operating platform, wind-down our bitcoin mining operations starting July 2026, and implement broad-based cost-cutting initiatives. Our expectations, however, have still not been realized as our operations have not yet reflected any such expected improvement. We believe that we will be able to sustain our operations for at least the next twelve months since through September 30, 2026 we were able to monetize our private investments, and at amounts that are significantly appreciated above our purchase price.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Share repurchase activity during the three months ended September 30, 2026, was as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or approximate dollar value) of Shares that May Yet Be Purchased under the Plans or Programs(1)
July 1 – July 31, 2026	327,934	$0.0253	327,934	674,766
August 1 – August 31, 2026	949,967	$0.0186	949,967	657,070
September 1 – September 30, 2026	680,940	$0.0142	680,940	647,389
Total	1,958,841	$0.0182	1,958,841	647,389

(1)	On March 6, 2025, the Board of Directors authorized a stock repurchase program that will allow the Company to repurchase up to $1,000,000 in aggregate value of shares of the Company’s common stock, through March 31, 2026. The stock repurchase program was extended to cover the continued repurchase of shares of the Company’s common stock through March 31, 2027.

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 – MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5 – OTHER INFORMATION

During the three months ended September 30, 2026, no director or “officer” as defined in Rule 16a-1(f) under the Exchange Act adopted or terminated any Rule 10b5-1 trading arrangements or any non-Rule 10b5-1 trading arrangements, in both cases as defined in Item 408 of Regulation S-K.

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

INVESTVIEW, INC.

Dated: November 13, 2026	By:	/s/ Victor M. Oviedo
Victor M. Oviedo
Chief Executive Officer
(Principal Executive Officer)

Dated: November 13, 2026	By:	/s/ Ralph R. Valvano
Ralph R. Valvano
Chief Financial Officer
(Principal Financial Officer and Accounting Officer)

